Form 10-K
period 2005-01-01
BlueLinx Holdings Inc.
filed 2005-03-22
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
BLUELINX HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0627356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 Wildwood Parkway, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code 770-953-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐ No     ☑
      As of March 15, 2005, the registrant had 30,185,000 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of BlueLinx Holdings Inc.’s definitive Proxy Statement for use in connection with its Annual Meeting of Stockholders, scheduled to be held on May 11, 2005, have been incorporated by reference into Part III of this Report.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended January 1, 2005

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K includes “forward-looking statements.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute;

•	the activities of competitors;

•	changes in significant operating expenses;

•	changes in the availability of capital;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	general economic and business conditions in the United States;

•	acts of war or terrorist activities;

•	variations in the performance of the financial markets; and

•	the other factors described herein under “Factors Affecting Future Results.”
      Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

PART I
      As used herein, unless the context otherwise requires, “BlueLinx,” and the “Company,” refer to BlueLinx Holdings Inc. and its subsidiaries. Reference to “fiscal 2004” refers to the 52-week period ended January 1, 2005 (fiscal 2004 is comprised of the period from inception (March 8, 2004) to January 1, 2005 and the period from January 4, 2004 to May 7, 2004). Reference to “fiscal 2003” refers to the 53-week period ended January 3, 2004. Reference to “fiscal 2002” refers to the 52-week period ended December 28, 2002.

ITEM 1.	BUSINESS.
Company Overview
      BlueLinx Holdings Inc., operating through its wholly-owned subsidiary, BlueLinx Corporation, is a leading distributor of building products in the United States. The Company operates in all of the major metropolitan areas in the United States and, as of January 1, 2005, distributed over 10,000 products to more than 11,700 customers through the Company’s network of more than 60 warehouses and third-party operated warehouses.
      The Company distributes products in two principal categories: structural products and specialty products. Structural products, which represented approximately 57% of the Company’s fiscal 2004 gross sales, include plywood, oriented strand board, or OSB, lumber and other wood products primarily used for structural support, walls and flooring in residential construction projects. Specialty products, which represented approximately 43% of the Company’s fiscal 2004 gross sales, include roofing, insulation, moulding, engineered wood products, vinyl products (used primarily in siding) and metal products.
      BlueLinx’s customers include building materials dealers, industrial users of building products, manufactured housing builders and home improvement centers. The Company purchases products from over 750 vendors and serves as a national distributor for a number of the Company’s suppliers. BlueLinx distributes products through its owned fleet of over 900 trucks and over 1,200 trailers, as well as by common carrier.
      The Company’s net income was $56.2 million in fiscal 2003, and increased to $76.3 million in fiscal 2004. During fiscal 2004, net sales increased by 30% and unit sales by 8.2%, compared to fiscal 2003.
      The Company was created on March 8, 2004 as a Georgia corporation named ABP Distribution Holdings Inc., or ABP. ABP was owned by Cerberus Capital Management, L.P. (“Cerberus”), a private, New York-based investment firm, and members of our management team. Prior to May 7, 2004, the Company’s assets were owned by the distribution division (the “Division”) of Georgia-Pacific Corporation. The Division commenced operations in 1954 with 13 warehouses primarily used as an outlet for Georgia-Pacific’s plywood. On May 7, 2004, Georgia-Pacific sold the Division to ABP. ABP subsequently merged into BlueLinx Holdings Inc. The total purchase price for the acquisition of the assets, including fees and expenses was approximately $823 million. The acquisition was funded with net proceeds of $526 million from drawings under the Company’s revolving credit facility, net proceeds of $97 million from the Company’s former term loan, 94% of which was held by Cerberus and its affiliate, proceeds of $100 million from a mortgage loan payable to ABPMC LLC, or ABPMC, an affiliate of Cerberus, proceeds of $95 million from the issuance of preferred stock, 100% of which was held by an affiliate of Cerberus, and proceeds of $5 million from the issuance of common stock. In addition, the Company paid debt issue costs of $12.1 million and $3.2 million for its revolving credit facility and its former term loan facility, respectively.
      On October 27, 2004, the Company obtained from Column Financial, Inc., a wholly-owned subsidiary of Credit Suisse First Boston LLC, a new mortgage loan in the principal amount of $165 million. Proceeds from the new mortgage loan were used to (i) repay the Company’s then existing $100 million principal amount of mortgage debt including the unpaid interest thereon, and (ii) redeem a portion of the then outstanding shares of the Company’s series A preferred stock at an aggregate redemption price of approximately $59.2 million (including accrued and unpaid dividends thereon).

      On December 17, 2004, the Company consummated an initial public offering of 9,500,000 shares of its common stock, par value $.01 per share, at the initial public offering price of $13.50 per share (the “Equity Offering”). On January 5, 2005, the underwriters for the Equity Offering exercised an option to purchase 685,000 additional shares of common stock to cover the over-allotment of shares in connection with the Equity Offering. BlueLinx received net proceeds from the Equity Offering of $124.1 million (including net proceeds of $8.6 million from the exercise of the over-allotment option). Net proceeds from the offering and funds from the Company’s revolving credit facility were used (i) to repay the Company’s $100 million term loan plus accrued and unpaid interest thereon, and (ii) to redeem the remainder of the Company’s outstanding series A preferred stock, of which approximately $38.5 million was outstanding, and pay all accrued and unpaid dividends thereon. Unamortized debt issue costs of approximately $3 million were written off upon retirement of the term loan.
      The Company’s principal executive offices are located at 4300 Wildwood Parkway, Atlanta, Georgia 30339 and its telephone number is (770) 953-7000. BlueLinx’s official website address is www.BlueLinxCo.com. The Company’s board committee charters, code of conduct and ethics, and filings with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are accessible free of charge at www.BlueLinxCo.com. Any waiver of the terms of the Company’s code of conduct and ethics for the chief executive officer, the chief financial officer, any accounting officer and all other officers will be disclosed on its website. The reference to the Company’s website does not constitute incorporation by reference of the information contained at the site.
Products and Services
      As of January 1, 2005, the Company distributed over 10,000 different products to more than 11,700 customers nationwide. The Company distributes these products in two principal categories: structural products and specialty products. Structural products include plywood panels, OSB and lumber. These products are primarily used for structural support, walls, flooring and roofing in construction projects. Additional end-uses of the Company’s structural products include outdoor decks, sheathing, crates and boxes. Approximately 57% of the Company’s fiscal 2004 gross sales consisted of structural products. Specialty products include engineered lumber, roofing, insulation, metal products, vinyl products (used primarily in siding), moulding and particleboard. Specialty products generated 43% of the Company’s gross sales during fiscal 2004. In some cases, these products are branded.
      The Company also provides a wide range of value-added services and solutions to the Company’s customers and vendors including:

•	providing “less-than-truckload” delivery services;

•	pre-negotiated program pricing plans;

•	inventory stocking;

•	automated order processing through an electronic data interchange, or EDI, that provides a direct link between the Company’s customers and the Company;

•	inter-modal distribution services, including railcar unloading and cargo reloading onto customers’ trucks; and

•	back-haul services, when otherwise empty trucks are returning from customer deliveries.

Distribution Channels
      The Company sells products through three main distribution channels:

Warehouse Sales
      Warehouse sales are delivered from the Company’s warehouses to dealers, home improvement centers and industrial users. The Company delivers products primarily using its fleet of over 900 trucks and over 1,200 trailers, but also occasionally uses common carriers for peak load flexibility. The Company operates in all of the major metropolitan areas in the United States through its network of more than 60 warehouses and third-party operated warehouses. The Company’s warehouses have over ten million square feet of space under roof plus significant outdoor storage space. Warehouse sales accounted for approximately 56% of the Company’s fiscal 2004 gross sales.

Reload Sales
      Reload sales are similar to warehouse sales but are shipped from third-party warehouses where the Company stores owned product in order to expand the Company’s geographic reach. This channel is employed primarily to service strategic customers that would be uneconomical to service from the Company’s warehouses and to distribute large volumes of imported products such as metal or hardwood plywood from port facilities. A large portion of the Company’s Canadian sales are reload sales. The Company leases space at some third-party warehouse facilities in Canada. Reload sales accounted for approximately 12% of the Company’s fiscal 2004 gross sales.

Direct Sales
      Direct sales are shipped from the manufacturer to the customer without the Company’s taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 32% of the Company’s fiscal 2004 gross sales.
Customers
      As of January 1, 2005, the Company’s customer base included over 11,700 customers across multiple market segments and various end-use markets, including the following types of customers:

•	building materials dealers;

•	industrial users of building products;

•	manufactured housing builders; and

•	home improvement centers.
Sales and Marketing
      The Company’s sales efforts primarily are directed through its sales force of over 950 sales representatives. Approximately 600 of the Company’s sales representatives are located at its two sales centers in Denver and Atlanta. Within these sales centers, the Company’s sales representatives primarily interact with the Company’s customers over the telephone. The remaining 350 sales representatives are located throughout the country and are responsible for maintaining a local dialogue with the Company’s customers, including making frequent, in-person visits.
      The Company’s sales force is separated between industrial/dealer sales and home improvement center sales. Industrial/dealer sales are managed by regional vice-presidents with sales teams organized by customer regions. The majority of industrial/dealer orders are processed by telephone and are facilitated by the Company’s centralized database of customer preferences and purchasing history.

Suppliers
      The Company’s vendor base includes over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. The Company has supply contracts in place with many of its vendors. Terms for these agreements frequently include prompt payment discounts and freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, consigned inventory and extended payment terms.
      Purchases of products manufactured by Georgia-Pacific accounted for approximately 27% of total purchases in fiscal 2004, with no other supplier accounting for more than 3.1% of fiscal 2004 purchases. As part of the acquisition transactions, whereby the Company acquired the assets of Georgia-Pacific’s distribution division, the Company entered into a Master Purchase, Supply & Distribution Agreement with Georgia-Pacific, or the Supply Agreement. The Supply Agreement details distribution rights by product categories, including exclusivity rights and minimum supply volume commitments from Georgia-Pacific with respect to certain products. This agreement also details the Company’s purchase obligations by product categories, including substantial minimum purchase volume commitments with respect to most of the products supplied to the Company. Based on 2004 average market prices, the Company’s purchase obligation under this agreement is approximately $1.2 billion for each of the next four years. If the Company fails or refuses to purchase any products that the Company is obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and for certain products terminate the Company’s exclusivity, and the Company may be required to pay monetary penalties. The agreement has a five-year initial term and remains continuously in effect thereafter unless it is terminated. Termination of the Supply Agreement requires two years’ notice, exercisable after year four. The Supply Agreement may be terminated by either party for material breach. However, if the material breach only affects one or more, but not all, of the product categories, the non-breaching party may only terminate the Supply Agreement in respect of the affected product categories, and the Supply Agreement will remain in full force with respect to the remaining product categories. The Supply Agreement also provides for certain advertising, marketing and promotion arrangements between the Company and Georgia-Pacific for certain products. In addition, the Company was granted a limited, non-exclusive, royalty-free, fully paid license to use certain proprietary information and intellectual property of Georgia-Pacific.
Competition
      The U.S. building products distribution market is a highly fragmented market, served by a small number of multi-regional distributors, several regionally focused distributors and a large number of independent local distributors. Local and regional distributors tend to be closely held and often specialize in a limited number of segments, such as the roofing segment, in which they offer a broader selection of products. Some of the Company’s multi-regional competitors are part of larger companies and therefore have access to greater financial and other resources than the Company. The Company competes on the basis of breadth of product offering, consistent availability of product, product price and quality, reputation, service and distribution facility location.
      The Company’s two largest competitors are Weyerhaeuser Company, or Weyerhaeuser, and Boise Cascade Holdings, LLC, or Boise Cascade. Weyerhaeuser and Boise Cascade are integrated building products manufacturers-distributors that offer products manufactured by them as well as third-party manufactured products. Most major markets are served by at least one of these distributors.
Trademarks
      The Company has 35 U.S. trademark applications and registrations, one issued U.S. patent and one Canadian trademark registration. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. The Company’s patent expires in September 2013. The Company does not believe its business is dependent on any one of the Company’s trademarks or on its patent.
Employees
      As of March 1, 2005 the Company employed approximately 3,400 persons on a full-time basis. Approximately 1,200 of the Company’s employees are represented by labor unions. As of March 1, 2005, the Company had approximately 50 collective bargaining agreements, of which five are up for renewal in 2005. As of March 1, 2005, 124 employees were represented by the collective bargaining agreements which are up for renewal in 2005. The Company considers its relationship with its employees generally to be good.
Environmental and Other Governmental Regulations

Environmental Regulation and Compliance
      The Company’s operations are subject to various federal, state, provincial and local laws, rules and regulations.
      The Company is subject to environmental laws, rules and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of hazardous materials, substances and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances and regulations are complex, change frequently and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations) and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, certain of the Company’s operations require the Company to obtain, maintain compliance with, and periodically renew permits.
      Certain of these laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, may require the investigation and cleanup of an entity’s or its predecessor’s current or former properties, even if the associated contamination was caused by the operations of a third party. These laws also may require the investigation and cleanup of third-party sites at which an entity or its predecessor sent hazardous wastes for disposal, notwithstanding that the original disposal activity accorded with all applicable requirements. Liability under such laws may be imposed jointly and severally, and regardless of fault.
      Georgia-Pacific Corporation has agreed to indemnify the Company against any claim arising from environmental conditions that existed prior to May 7, 2004. In addition, the Company carries environmental insurance. While the Company does not expect to incur significant independent costs arising from environmental conditions, there can be no assurance that all such costs will be covered by indemnification or insurance.
      The Company also is subject to the requirements of the U.S. Department of Labor Occupational Safety and Health Administration, or OSHA. In order to maintain compliance with applicable OSHA requirements, the Company has established uniform safety and compliance procedures for its operations and implemented measures to prevent workplace injuries.
      The U.S. Department of Transportation, or DOT, regulates the Company’s operations in domestic interstate commerce. The Company is subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation.
      The Company has incurred and will continue to incur costs to comply with the requirements of environmental, health and safety and transportation laws, ordinances and regulations. The Company anticipates that these requirements will become more stringent in the future, and the Company cannot assure you that compliance costs will not be material.

ITEM 2.	PROPERTIES.
      The Company operates warehouse facilities in 64 markets. The Company owns warehouse facilities in 61 of these cities and leases the remainder. The total square footage under roof at the Company’s warehouses is approximately 10.8 million square feet. These warehouse facilities secure the Company’s new mortgage loan. In addition, the Company’s headquarters is located in Atlanta, Georgia, where it leases from a third party approximately 250,000 square feet of space.
      The following table lists each of the Company’s warehouse facilities, including their inside square footage. At all of the Company’s warehouse locations, the Company also stores materials outdoors, such as lumber, which increases its distribution and storage capacity. The Company believes that substantially all of its property and equipment is in good condition, subject to normal wear and tear, and that its facilities have sufficient capacity to meet its current and projected distribution needs.
Warehouse & Shed Under Roof Square Footage

City	Size (Sq. Feet)

Lawrenceville, GA	710,625
Frederick, MD	684,000
University Park, IL	670,000
Yulee, FL	571,700
Butner, NC	514,300
Bellingham, MA	453,425
Fort Worth, TX	277,875
Elkhart, IN(1)	273,540
Independence, KY	266,135
Bridgeton, MO	236,253
Newark, CA	234,090
North Kansas City, MO	230,600
Charlotte, NC	202,120
Ypsilanti, MI	188,109
Blasdell, NY	181,600
Erwin, TN	169,800
City of Industry, CA	163,800
Nashville, TN	160,904
Houston, TX	157,825
Richmond, VA	152,474
Maple Grove, MN	148,000
Albuquerque, NM	147,000
Midfield, AL	147,600
New Orleans, LA	145,596
Tampa, FL	145,300
Denver, CO	144,040
Tulsa, OK	143,500
Denville, NJ	142,959
Riverside, CA	136,000
Grand Rapids, MI	133,600
Beaverton, OR	129,389

City	Size (Sq. Feet)

Baton Rouge, LA	124,300
Lake City, FL	110,800
Memphis, TN	108,640
Newtown, CT	108,000
Miami, FL	106,113
Pensacola, FL	101,800
Pearl, MS	99,800
San Antonio, TX	99,220
Talmadge, OH	99,190
Allentown, PA	99,000
Virginia Beach, VA	93,640
National City, CA	95,000
Little Rock, AR	92,300
Springfield, MO	91,000
Shreveport, LA	87,042
Des Moines, IA	81,510
Charleston, SC	81,375
Shelburne, VT	81,200
Portland, ME	80,656
New Stanton, PA	80,100
Whiteville, NC(2)	79,200
Yaphank, NY	78,123
Woodinville, WA	77,925
Sioux Falls, SD	76,194
Lubbock, TX	71,721
Wausau, WI	72,850
Harlingen, TX	70,404
El Paso, TX	65,500
St. Paul, MN	64,080
North Highlands, CA	52,888
Fargo, ND	36,593
Phoenix, AZ(2)	26,884
Boise, ID(2)	17,650

(1)	Includes approximately 142,100 square feet of leased space.

(2)	Leased warehouses.

ITEM 3.	LEGAL PROCEEDINGS.
      On November 19, 2004, the Company received a letter from Wickes Lumber, or Wickes, asserting that approximately $16 million in payments received by the Division during the 90-day period prior to Wickes’ January 20, 2004 Chapter 11 filing were preferential payments under section 547 of the United States Bankruptcy Code. Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes Wickes’ assertion to be without merit and, in any event, subject to one or more complete defenses, including, but not limited to, that the payments were made and received in the ordinary course of business and were in substantially contemporaneous exchange for new value given to Wickes. Accordingly, the Company has no plans to establish a reserve with respect to the asserted claim.
      The Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      On November 18, 2004, a majority of our stockholders took action by written consent to amend our articles of incorporation and bylaws. The articles of incorporation were amended as follows:

•	increase the number of authorized $0.01 par value shares of the common stock from 25,000,000 to 100,000,000; and

•	increase the number of authorized $0.01 par value shares of the preferred stock from 1,000,000 to 30,000,000.
      The articles of amendment to our articles of incorporation were filed with the Secretary of State of Delaware on December 7, 2004.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
      The Company’s equity securities consist of one class of common stock. The common stock began trading on December 14, 2004, the initial public offering date. The common stock is traded on the New York Stock Exchange under the symbol BXC. The high and low sales prices quoted on the New York Stock Exchange for the fourth quarter ended January 1, 2005 were $14.70 and $13.00, respectively.
      As of March 1, 2005, there were approximately 3,900 stockholders of record.
      On March 10, 2005, the Company declared a dividend at the rate of $0.125 per share. The Company intends to continue to pay dividends on its common stock at the quarterly rate of $0.125 per share. The Company’s board of directors may, in its discretion, modify or repeal the Company’s dividend policy. Future dividends, if any, with respect to the Company’s shares of common stock will depend on, among other things, its results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that its board of directors may deem relevant. See Item 8. Financial Statements and Supplementary Data, Note 8. Revolving Credit Facility for additional information regarding limitations on the ability of BlueLinx Corporation to transfer funds to its parent, BlueLinx Holdings, which could impact the Company’s ability to pay dividends to its stockholders. Accordingly, the Company may not be able to continue to pay dividends at the same quarterly rate in the future, if at all.
Recent Sales of Unregistered Securities
      In March 2004, the Company issued 100 shares of its common stock to Cerberus ABP Investor LLC, or Cerberus ABP, for an aggregate purchase price of $1,000. The shares were issued in reliance on Section 4(2) of the Securities Act as the sale of the securities did not involve a public offering. The offer and sale did not involve a public offering because the shares were issued to Cerberus ABP in connection with the Company’s formation. The Company was formed by affiliates of Cerberus ABP to serve as the acquisition vehicle for the purchase of assets of the building products distribution division of Georgia-Pacific. In addition, in the purchase agreement, Cerberus ABP represented to the Company that it was an accredited investor and was acquiring shares for investment and not distribution. Appropriate legends were affixed to the share certificate issued in such transaction.

      In May 2004, the Company issued 18,099,900 shares of its common stock to Cerberus ABP for an aggregate purchase price of $4,524,975. The shares were issued in reliance on Section 4(2) of the Securities Act as the sale of the securities did not involve a public offering. As indicated above, the Company was formed by affiliates of Cerberus ABP to serve as the acquisition vehicle for the purchase of assets of the building products distribution division of Georgia-Pacific. The issuance to Cerberus ABP was used in part to fund the price of the Company’s acquisition by Cerberus and its affiliate. In addition, Cerberus ABP represented to the Company, in the purchase agreement, that it was an accredited investor and was acquiring the shares for investment and not distribution. Appropriate legends were affixed to the share certificate issued in such transaction.
      In May 2004, the Company issued 95,000 shares of its series A preferred stock to Cerberus ABP LLC for an aggregate purchase price of $95,000,000. The shares were issued in reliance on Section 4(2) of the Securities Act as the sale of the securities did not involve a public offering. As indicated in above, the Company was formed by affiliates of Cerberus ABP to serve as the acquisition vehicle for the purchase of assets of the building products distribution division of Georgia-Pacific. The issuance to Cerberus ABP was used in part to fund the purchase price of our acquisition by Cerberus and its affiliate. In addition, Cerberus ABP represented to the Company that it was an accredited investor and was acquiring shares for investment and not distribution. Appropriate legends were affixed to the share certificate issued in such transaction. All of the Company’s issued and outstanding shares of Series A preferred stock were redeemed in fiscal 2004.
      In May 2004, the Company issued shares of its common stock in private placements to certain of its executives as follows:

•	700,000 shares to Charles H. McElrea for an aggregate purchase price of $175,000;

•	500,000 shares to George R. Judd for an aggregate purchase price of $125,000;

•	300,000 shares to Steven C. Hardin for an aggregate purchase price of $75,000;

•	200,000 shares to David J. Morris for an aggregate purchase price of $50,000;

•	100,000 shares to James C. Herbig for an aggregate purchase price of $25,000; and

•	100,000 shares to Wayne E. Wiggleton for an aggregate purchase price of $25,000.
      All of the foregoing shares were issued in reliance on Section 4(2) of the Securities Act as none of the sales of the securities involved a public offering. Each of the purchasers represented to the Company that he was an accredited investor and was acquiring the shares for investment and not distribution, and appropriate legends were affixed to the share certificates issued in each transaction.

ITEM 6.	SELECTED FINANCIAL DATA.
      The Company was created on March 8, 2004 (date of inception) as a Georgia corporation named ABP Distribution Holdings Inc. On May 7, 2004, the Company and its subsidiary acquired the assets of the distribution division of Georgia Pacific, or the Division, as described below. On August 30, 2004, ABP Distribution Holdings Inc. merged into BlueLinx Holdings Inc., a Delaware corporation. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
      The financial statements of the Division reflect the accounts and results of certain operations of the business conducted by the Division. The accompanying financial statements of the Division have been prepared from Georgia-Pacific’s historical accounting records and are presented on a carve-out basis reflecting these certain assets, liabilities, and operations. The Division was an unincorporated business of Georgia-Pacific and, accordingly, Georgia-Pacific’s net investment in these operations (parent’s net investment) is presented in lieu of stockholder’s equity. All significant intradivision transactions have been eliminated. The financial statements are not necessarily indicative of the financial position, results of operations and cash flows that might have occurred had the Division been an independent entity not integrated into Georgia-Pacific’s other operations. Also, they may not be indicative of the actual financial position that might have otherwise resulted, or of future results of operations or financial position of the Division.
      The following table sets forth certain historical financial data of the Company. The selected financial data for the period from inception (March 8, 2004) to January 1, 2005, the period from January 4, 2004 to May 7, 2004 (the aggregate period from January 4, 2004 through January 1, 2005 referred to herein as “fiscal 2004”), the fiscal year ended January 3, 2004 (“fiscal 2003”), the fiscal year ended December 28, 2002 (“fiscal 2002”), the fiscal year ended December 29, 2001 (“fiscal 2001”) and the fiscal year ended December 30, 2000 (“fiscal 2000”) have been derived from the Company’s and the Division’s audited financial statements included elsewhere in this Annual Report on Form 10-K. The financial statements prior to May 7, 2004 are referred to as “pre-acquisition period” statements. The following information should be read in conjunction with the Company’s financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      The acquisition of the assets of the Division was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for at their fair market values at the date of consummation.

	BlueLinx	Pre-acquisition Period

	Period from
	Inception	Period from
	(March 8, 2004)	January 4,	Year Ended	Year Ended	Year Ended	Year Ended
	to January 1,	2004 to May 7,	January 3,	December 28,	December 29,	December 30,
	2005	2004	2004	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$3,672,820	$1,885,334	$4,271,842	$3,734,029	$3,768,700	$4,224,935
Cost of sales	3,339,590	1,658,123	3,814,375	3,370,995	3,395,184	3,880,766

Gross profit	333,230	227,211	457,467	363,034	373,516	344,169
Operating expenses:
Selling, general and administrative expenses	248,291	139,203	346,585	295,492	298,576	301,349
Depreciation and amortization	10,132	6,175	19,476	21,757	26,747	30,393

Total operating expenses	258,423	145,378	366,061	317,249	325,323	331,742

Operating income	74,807	81,833	91,406	45,785	48,193	12,427
Non-operating expenses (income):
Interest expense	28,765	—	—	—	—	—
Write-off of debt issue costs	2,871	—	—	—	—	—
Other expense (income), net	(516)	614	376	348	448	560

Income before provision for income taxes	43,687	81,219	91,030	45,437	47,745	11,867
Provision for income taxes	17,781	30,782	34,877	17,597	18,470	4,628

Net income	$25,906	$50,437	$56,153	$27,840	$29,275	$7,239

Less: preferred stock dividends	5,226

Net income applicable to common stockholders	$20,680

	BlueLinx	Pre-acquisition Period

	Period from
	Inception	Period from
	(March 8, 2004)	January 4,	Year Ended	Year Ended	Year Ended	Year Ended
	to January 1,	2004 to May 7,	January 3,	December 28,	December 29,	December 30,
	2005	2004	2004	2002	2001	2000

	(In thousands, except per share data)
Basic weighted average number of common shares outstanding	19,006
Basic net income per share applicable to common stock	$1.09
Diluted weighted average number of common shares outstanding	20,296
Diluted net income per share applicable to common stock	$1.02
Other Financial Data:
Capital expenditures	$9,759	$1,378	$5,404	$3,596	$817	$8,657
EBITDA(1)	85,455	87,394	110,506	67,194	74,492	42,260
Net cash provided by (used in) operating activities	137,246	(113,982)	59,575	46,690	54,395
Net cash provided by (used in) investing activities	(832,992)	(1,126)	(4,062)	(2,785)	2,564
Net cash provided by (used in) financing activities	$711,318	$114,602	$(55,162)	$(44,127)	$(57,043)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$15,572		$506	$155	$377	$461
Working capital	491,975		442,672	433,917	411,381	419,049
Total assets	1,137,062		816,644	784,949	823,012	832,586
Total debt(2)	652,103		—	—	130	130
Shareholders’ equity/parent’s investment	$141,492		$637,073	$644,171	$643,929	$670,885

(1)	EBITDA is an amount equal to net income (loss) plus interest expense, income taxes, depreciation and amortization. EBITDA is presented herein because the Company believes it is a useful supplement to cash flow from operations in understanding cash flows generated from operations that are available for debt service (interest and principal payments) and further investment in acquisitions. However, EBITDA is not a presentation made in accordance with generally accepted accounting principles in the United States, or GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.

(2)	Total long-term obligations represent long-term debt, including current maturities.

      A reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to EBITDA for each of the respective periods indicated is as follows:

	BlueLinx	Pre-acquisition Period

	Period from	Period from
	Inception (March 8,	January 4,	Year Ended	Year Ended	Year Ended
	2004) to January 1,	2004 to May 7,	January 3,	December 28,	December 29,
	2005	2004	2004	2002	2001

	(In thousands)
Net cash provided by (used in) operating activities	$137,246	$(113,982)	$59,575	$46,690	$54,395
Amortization of debt issue costs	(2,323)	—	—	—	—
Deferred income tax (provision) benefit	4,469	(9,183)	(4,598)	3,181	(4,643)
Changes in assets and liabilities	(100,483)	179,777	20,652	(274)	6,270
Interest expense	28,765	—	—	—	—
Provision for income taxes	17,781	30,782	34,877	17,597	18,470

EBITDA	$85,455	$87,394	$110,506	$67,194	$74,492

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview

Company Background
      The Company is a leading distributor of building products in the United States. The Company measures its market share based on data published annually by Home Channel News, or HCN. The Company defines market share as the Company’s sales as a percentage of the reported sales of the firms on HCN’s list, as adjusted to eliminate firms that do not compete with the Company and, for certain firms, the portion of their sales attributable to businesses that do not compete with the Company.
      As of January 1, 2005, the Company distributed over 10,000 products to more than 11,700 customers through its network of more than 60 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. The Company distributes products in two principal categories: structural products and specialty products. Structural products include plywood, OSB, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 57% of the Company’s fiscal 2004 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products. Specialty products accounted for approximately 43% of the Company’s fiscal 2004 gross sales.

Acquisition of Building Products Distribution Division’s Business from Georgia-Pacific
      On March 12, 2004, the Company and its operating company entered into two separate definitive agreements to acquire the real estate and operating assets, respectively, of the distribution division of Georgia-Pacific Corporation (the “Division”). The transactions were consummated on May 7, 2004. As of January 1, 2005, the Company had paid purchase consideration of approximately $823 million. On October 29, 2004, the Company made a final working capital settlement payment of $48.0 million to Georgia-Pacific. The working capital payment was funded by borrowings under the Company’s revolving credit facility. The acquisition was funded with:

•	net proceeds of $526.0 million from the Company’s revolving credit facility;

•	net proceeds of $97.0 million from the Company’s term loan;

•	proceeds of $100.0 million from a mortgage payable to ABPMC, LLC, an affiliate of Cerberus Capital Management, L.P. (“Cerberus”);

•	proceeds of $95.0 million from the issuance of preferred stock; and

•	proceeds of $5.0 million from the issuance of common stock.
      In addition, the Company paid debt issue costs of $12.1 million and $3.2 million for its revolving credit facility and its term loan, respectively. The Company and its wholly-owned subsidiary were formed by Cerberus in connection with the acquisition.
      The Company refers to the period prior to May 7, 2004 as the “pre-acquisition period.” The Division’s financial data for the pre-acquisition period generally will not be comparable to the Company’s financial data for the period after the acquisition. The principal factors affecting comparability are incremental costs that the Company will incur as a separate company, discussed in greater detail below; interest costs attributable to debt the Company incurred in connection with the acquisition transactions and mortgage refinancing transactions; and the effects of purchase method accounting applied to the acquisition transactions. The acquisition of the assets of the Division was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for at their fair market values at the date of consummation.

Initial Public Offering
      On December 17, 2004, the Company consummated an initial public offering of 9,500,000 shares of its common stock, par value $.01 per share, at the initial public offering price of $13.50 per share (the “Equity Offering”). On January 5, 2005, the underwriters for the Equity Offering exercised an option to purchase 685,000 additional shares of common stock to cover over-allotment of shares in connection with the Equity Offering. BlueLinx received net proceeds from the Equity Offering of $124.1 million (including net proceeds of $8.6 million from the exercise of the over-allotment option). Net proceeds from the offering and funds from the Company’s revolving credit facility were used (i) to repay the Company’s $100 million term loan plus accrued and unpaid interest thereon, and (ii) to redeem the remainder of the Company’s outstanding series A preferred stock, of which approximately $38.5 million was outstanding, and pay all accrued and unpaid dividends thereon. Unamortized debt issue costs of approximately $3 million were written off upon retirement of the term loan.

Agreements with Georgia-Pacific
      Supply Agreement. On May 7, 2004, the Company entered into a multi-year supply agreement with Georgia-Pacific. Under the agreement, the Company has exclusive distribution rights on certain products and certain customer segments. Georgia-Pacific is the Company’s largest vendor, with Georgia-Pacific products representing approximately 27% of purchases during fiscal 2004.
      Transition Agreements. At the closing of the acquisition, the Company’s operating company entered into a transition services agreement with Georgia-Pacific. The services covered under the agreement included all currently provided support services in several operating areas, including transportation management and sales and marketing. The Company agreed to compensate Georgia-Pacific for services provided during the transition period on an agreed upon cost-plus basis. The majority of these agreements expired as of January 1, 2005.
      In addition to the transition services agreement, the Company also entered into agreements with Georgia-Pacific to provide transition services in information technology (IT) and human resources. The IT support services agreement provided for infrastructure, business systems, operational systems and network support services for a period of one year. However, BlueLinx elected to terminate most sub-categories of IT support services during fiscal 2004. The human resources agreement that provided for payroll, employee benefits administration and other specified human resources-related administrative services expired December 31, 2004, when the Company converted to its own service.

      Charges for transition services were approximately $1 million per month. The Company expects to stop incurring these charges by the end of the first quarter of 2005. The Company expects the total cost for transition services from the completion of the acquisition through March 2005 to be approximately $8.5 million.
      During the pre-acquisition period, Georgia-Pacific charged the Division for the estimated cost of certain functions that were managed by Georgia-Pacific and could reasonably be directly attributed to the operations of the Division. These costs included dedicated human resources, legal, accounting and information systems support. The charges to the Division were based on Georgia-Pacific management’s estimate of the services specifically used by the Division. Where determinations based on specific usage alone were impracticable, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the cost attributable to the Division. The total of the allocations were $19.0 million and $5.9 million for fiscal 2003 and the period from January 4, 2004 to May 7, 2004, respectively. Certain general corporate expenses were not allocated to the Division. These expenses included portions of property and casualty insurance premiums, health and welfare administration costs, human resources administration costs, finance administration costs, and legal costs. The Company estimates that these incremental costs would have been approximately $13 million and $5 million for fiscal 2003 and the period from January 4, 2004 to May 7, 2004, respectively.
      The Company believes the assumptions underlying the Division’s financial statements are reasonable. However, the Division’s financial statements do not necessarily reflect what the Company’s future results of operations, financial position and cash flows will be, nor do they reflect what the Company’s results of operations, financial position and cash flows would have been had the Company been a separate, independent company during the periods presented.
Selected Factors that Affect the Company’s Operating Results
      The Company’s operating results are affected by housing starts, mobile home production, industrial production, repair and remodeling spending and non-residential construction. The table below shows increases and decreases with respect to each of the indicators for fiscal 2004, fiscal 2003 and fiscal 2002. Included are the Company’s estimates of the relative weight of each of the foregoing end-use markets on the Company’s sales, based on the percentage each end market contributed to net sales over the applicable period.

Indicator	Weight	Fiscal 2004	Fiscal 2003	Fiscal 2002

Actual Housing Starts (thousands)		1,950	1,848	1,705
Percentage change	50%	5.5%	8.4%	6.4%
Actual Mobile Homes (thousands)		130	131	169
Percentage change	8%	(0.2)%	(22.6)%	(12.7)%
Industrial Production (index)		1.16	1.11	1.11
Percentage change	22%	4.2%	0.0%	(0.6)%
Repair and Remodel ($ billion)*		168	158	162
Percentage change	15%	6.7%	(1.9)%	7.4%
Non Residential Construction ($ billion)*		141	141	145
Percentage change	5%	(0.2)%	(2.8)%	(9.7)%

Weighted End-Use Change	100%	4.7%	2.0%	2.7%

Source: Data from Resource Information Systems, Inc., or RISI as of March 8, 2005, and weighting reflects management estimates.

*	Constant fiscal 2002 dollar basis.

      The Company measures its growth in unit volume (on a constant dollar basis) compared to the weighted average growth of the foregoing end-use indicators. Starting in fiscal 2003, as the growth strategies developed by the Division in fiscal 2002 began to take effect, the Company has grown faster than the market, and at an increasing rate during fiscal 2004. The Company’s unit volume grew faster than the weighted end-use markets by 0.5 percentage points in fiscal 2003 and by 3.5 percentage points in fiscal 2004. The Company expects to continue to grow its unit volume at a faster rate than the marketplace for the foreseeable future. The Company’s market share in fiscal 2002, of the building products distribution market, was 10.4%. In fiscal 2003, the Company’s market share increased to 10.9%, representing market share growth of 0.5 percentage points.
      The following table displays the trends discussed above:

	Fiscal 2004	Fiscal 2003		Fiscal 2002

BlueLinx Unit Volume Growth	8.2%	2.5	%(1)	1.2%
Weighted End-Use Market Growth	4.7%	2.0%		2.7%
BlueLinx versus Market Growth	3.5%	0.5%		(1.5)%
BlueLinx Market Share(2)	NA	10.9%		10.4%

(1)	BlueLinx unit volume growth for fiscal 2003 of 2.5% is calculated on a 52-week basis to be consistent with the fiscal 2002 and fiscal 2004 calculations. The 2003 fiscal calendar actually included an additional week which resulted in actual unit volume growth of 3.4% for the 53-week period.

(2)	As a percentage of the total market share of relevant building material distributors. Market share for fiscal 2004 is not available. Market share cannot be calculated until Home Channel News issues updated market data for 2004. Home Channel News normally issues its annual market data for any given year in July or August of the following calendar year.
      The Company’s operating results are also impacted by changes in product prices. Structural products prices can vary significantly based on short-term and long-term changes in supply and demand. The prices of specialty products also can vary from time to time, although they are generally significantly less variable than structural products.
      The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price, in each case for fiscal 2004, fiscal 2003 and fiscal 2002.
Sales Revenue Variances by Product

	Fiscal 2004	Fiscal 2003	Fiscal 2002

	(Dollars in millions)
Sales by Category
Structural Products	$3,225	$2,401	$1,985
Specialty Products	2,391	1,924	1,810
Unallocated Allowances and Adjustments	(58)	(53)	(61)

Total Sales	$5,558	$4,272	$3,734

Sales Variances
Unit Volume $ Change	$351	$94	$45
Price/ Other*	935	444	(80)

Total $ Change	$1,286	$538	$(35)

Unit Volume % Change	8.2%	2.5%	1.2%
Price/ Other*	21.9%	11.9%	(2.1)%

Total % Change	30.1%	14.4%	(0.9)%

*	Other includes unallocated allowances and discounts and the impact of the 53rd week in fiscal 2003.

      The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for fiscal 2004, fiscal 2003, and fiscal 2002.

	Fiscal 2004	Fiscal 2003	Fiscal 2002

	(Dollars in millions)
Sales by Channel
Warehouse/ Reload	$3,819	$2,935	$2,615
Direct	1,797	1,390	1,180
Unallocated Allowances and Adjustments	(58)	(53)	(61)

Total	$5,558	$4,272	$3,734

Gross Margin by Channel
Warehouse/ Reload	$459	$380	$294
Direct	84	74	58
Unallocated Allowances and Adjustments	18	3	11

Total	$561	$457	$363

Gross Margin % by Channel
Warehouse/ Reload	12.0%	12.9%	11.2%
Direct	4.7%	5.3%	4.9%
Unallocated Allowances and Adjustments	0.3%	0.1%	0.3%

Total	10.1%	10.7%	9.7%

Fiscal Year
      The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. The fiscal years 2004 and 2002 contained 52 weeks and fiscal year 2003 contained 53 weeks. The additional week in fiscal year 2003 was included in the fourth quarter of that year.
Results of Operations

Fiscal 2004 Fourth Quarter Compared to Fiscal 2003 Fourth Quarter
      For the quarter ended January 1, 2005, sales were $1.2 billion, up 3.4% from the fourth quarter of fiscal 2003. This increase was driven by 9.4% growth in unit volume, partially offset by the impact of the shorter reporting period in the fourth quarter of fiscal 2004 versus fiscal 2003.
      Gross profit for the fourth quarter of fiscal 2004 was $101.4 million compared to $118.7 million in the prior year period. The decline in gross profit is primarily due to the significant decline in structural product prices. During fiscal 2004, from the end of the third quarter to their fourth quarter lows, prices for OSB declined by 31%, plywood declined by 38%, and lumber fell by 18%. Prices then staged a moderate recovery from Thanksgiving week through year-end, but on thin holiday volume and, therefore, provided limited favorable impact on fourth quarter gross margins.
      Operating income for the fourth quarter of fiscal 2004 was $4.8 million, versus $16.8 million in the fourth quarter of fiscal 2003, reflecting the decline in gross profit, partially offset by lower operating expenses. The reduction in operating expenses was primarily the result of lower sales commissions and reduced incentive compensation expense related to lower gross margins and reduced operating results for the quarter ended January 1, 2005.
      Interest expense totaled $11.1 million for the fourth quarter of fiscal 2004. Interest expense related to the Company’s term loan, revolving credit facility, old mortgage and new mortgage was $2.2 million, $5.6 million, $0.9 million and $1.4 million, respectively. Interest expense includes $1.0 million of debt issue cost amortization. In addition, the Company wrote off $2.9 million of unamortized debt issue costs upon retirement of the Company’s term loan. The Division did not incur interest expense prior to the acquisition.
      Net loss applicable to common stockholders for the fourth quarter of fiscal 2004 was $(7.1) million compared to net income of $10.1 million for the fourth quarter of fiscal 2003. The Company’s net income for fiscal 2003 was achieved as a division of Georgia-Pacific and did not include interest expense, preferred stock dividends and certain corporate overhead expenses that are included in the results for the quarter ended January 1, 2005.
      On a per-share basis, the loss applicable to common stockholders for the quarter ended January 1, 2005 was $(0.34). Earnings per share for fiscal 2004 and for the prior year periods is not available as a result of the business operating for much of that period as a division of Georgia-Pacific.

Fiscal 2004 Compared to Fiscal 2003
      The following table sets forth the Company’s and the Division’s results of operations for fiscal 2004 and fiscal 2003. The results of operations for fiscal 2004 combine the pre-acquisition period from January 4, 2004 to May 7, 2004 of the Division and the period from inception (March 8, 2004) to January 1, 2005 of the Company.

	BlueLinx	Pre-acquisition Period

	Period
	from		Period
	Inception		from		Combined
	(March 8,		January 4,		Year		Year
	2004) to	% of	2004 to	% of	Ended	% of	Ended	% of
	January 1,	Net	May 7,	Net	January 1,	Net	January 3,	Net
	2005	Sales	2004	Sales	2005	Sales	2004	Sales

					(Unaudited)
	(Dollars in thousands)
Net sales	$3,672,820	100%	$1,885,334	100.0%	$5,558,154	100.0%	$4,271,842	100.0%
Gross profit	333,230	9.1%	227,211	12.1%	560,441	10.1%	457,467	10.7%
Selling, general & administrative	248,291	6.8%	139,203	7.4%	387,494	7.0%	346,585	8.1%
Depreciation and amortization	10,132	0.3%	6,175	0.3%	16,307	0.3%	19,476	0.5%

Operating income	74,807	2.0%	81,833	4.3%	156,640	2.8%	91,406	2.1%
Interest expense	28,765	0.8%	—	0.0%	28,765	0.5%	—	0.0%
Write-off debt issue costs	2,871	0.1%	—	0.0%	2,871	0.1%	—	0.0%
Other expense, net	(516)	0.0%	614	0.0%	98	0.0%	376	0.0%

Income before provision for income taxes	43,687	1.2%	81,219	4.3%	124,906	2.2%	91,030	2.1%
Income tax provision	17,781	0.5%	30,782	1.6%	48,563	0.9%	34,877	0.8%

Net income	$25,906	0.7%	$50,437	2.7%	$76,343	1.3%	$56,153	1.3%

      Net Sales. Net sales for fiscal 2004 increased by 30% to $5,558 million from $4,272 million during fiscal 2003. This increase in net sales of $1,286 was driven by an 8.2% increase in unit volume, which increased sales revenue by $351 million and higher product prices due to increased demand for our products which increased sales revenue by $935 million. The increase in unit volume reflects the Company’s strategy of increasing volume through focused value-added selling, which the Company began to implement in late fiscal 2002, and strong underlying demand in the Company’s end-use markets.
      Gross Profit. Gross profit for fiscal 2004 increased by 23%, or $103 million, to $560 million from $457 million in fiscal 2003. Of this increase, $134 million was primarily the result of higher sales revenue which was partially offset by a $31 million decline primarily due to a reduction in gross profit margin from 10.7% in fiscal 2003 to 10.1% in fiscal 2004.

      Operating Expenses. Selling, general and administrative expenses for fiscal 2004 were $387 million, or 7.0% of net sales, compared to $347 million, or 8.1% of net sales, during fiscal 2003. Higher expenses in fiscal 2004 as compared to fiscal 2003 were primarily due to increases in employee bonuses and sales commissions due to strong performance and increased variable expenses such as warehouse and delivery labor associated with higher unit volume. Additionally, fiscal 2004 included approximately $10 million in expenses associated with the acquisition transactions and the related transition.
      Depreciation and Amortization. Depreciation and amortization expense totaled $16.3 million for fiscal 2004, while depreciation expense totaled $19.5 million for fiscal 2003. Property, plant and equipment was purchased by the Company for less than Georgia-Pacific’s book value. As a result, book value and associated depreciation following the acquisition is lower than it was during the pre-acquisition period. The Company did not have any amortization expense during the pre-acquisition period.
      Operating Income. Operating income for fiscal 2004 increased by $66 million to $157 million, or 2.8% of net sales, from $91 million, or 2.1% of net sales, for fiscal 2003. This improvement was the result of higher unit volume, higher product prices and higher gross profit.
      Interest Expense. Interest expense totaled $28.8 million for fiscal 2004. Interest expense related to the Company’s term loan, revolving credit facility, old mortgage and new mortgage was $6.4 million, $13.1 million, $4.8 million, and $1.4 million, respectively. Additionally, interest on the final working capital settlement with Georgia-Pacific was $.8 million. Interest expense includes $2.3 million of debt issue cost amortization. In addition, the Company wrote off $2.9 million of unamortized debt issue costs upon retirement of the Company’s term loan. The Division did not incur interest expense prior to the acquisition.
      Provision for Income Taxes. The effective tax rate was 38.9% and 38.3% for fiscal 2004 and fiscal 2003, respectively.
      Net Income. Net income totaled $76.3 million and $56.2 million for fiscal 2004 and fiscal 2003, respectively. Earnings per share for fiscal 2004 and for the prior year periods is not available as a result of the business operating for much of that period as a division of Georgia-Pacific.

Fiscal 2003 Compared to Fiscal 2002
      The following table sets forth the Company’s results of operations for fiscal 2003 and fiscal 2002.

	Pre-acquisition Period

	Year Ended	% of Net	Year Ended	% of Net
	January 3, 2004	Sales	December 28, 2002	Sales

	(Dollars in thousands)
Net sales	$4,271,842	100.0%	$3,734,029	100.0%
Gross profit	457,467	10.7%	363,034	9.7%
Selling, general and administrative	346,585	8.1%	295,492	7.9%
Depreciation and amortization	19,476	0.5%	21,757	0.6%

Operating income	91,406	2.1%	45,785	1.2%
Interest expense	—	0.0%	—	0.0%
Other expense, net	376	0.0%	348	0.0%

Income before provision for income taxes	91,030	2.1%	45,437	1.2%
Income tax provision	34,877	0.8%	17,597	0.5%

Net income	$56,153	1.3%	$27,840	0.7%

      Net Sales. Net sales for fiscal 2003 increased 14% to $4,272 million from $3,734 million in fiscal 2002. This increase of $538 million was caused by price increases amounting to $444 million and unit volume increases amounting to $94 million. Unit sales, adjusted to a 52 week basis, increased by 2.5% during fiscal 2003. The increase in unit sales, in part, reflected the early results of the Company’s strategy of increasing volume through focused value-added selling, which the Company began to implement in late fiscal 2002.
      Gross Profit. Gross profit for fiscal 2003 increased by 26%, or $94 million, to $457 million from $363 million in fiscal 2002. Of this increase, $30 million was primarily the result of higher sales revenue and $64 million was the primarily result of an increase in the gross profit margin to 10.7% in fiscal 2003 compared to 9.7% in fiscal 2002. This increase was driven by significant increases in structural product prices during the second half of fiscal 2002 and continued focus on improving margin.
      Operating Expenses. Selling, general and administrative expenses for fiscal 2003 were $347 million, or 8.1% of net sales, while selling, general and administrative expenses for fiscal 2002 were $295 million, or 7.9% of net sales. Higher expenses in fiscal 2003 as compared to fiscal 2002 were primarily due to an increase in employee bonuses and sales commissions due to strong performance, increased variable expenses including delivery, labor and sales and marketing expenses associated with higher unit volume, increased Georgia-Pacific corporate overhead charges, increased pension charges associated with declining pension fund returns and associated interest rate assumptions and a $5 million expense associated with the several extra days in Georgia-Pacific’s 2003 fiscal year.
      Depreciation and Amortization. Depreciation expense totaled $19.5 million and $21.8 million for fiscal 2003 and fiscal 2002, respectively. From fiscal 1994 to 1997, capital investment totaled over $400 million. The declining depreciation trend reflects the completion of the book depreciation of portions of this investment. The Company did not have any amortization expense during the pre-acquisition period.
      Operating Income. Operating income in fiscal 2003 increased by $45.6 million to $91.4 million, or 2.1% of net sales, from $45.8 million, or 1.2% of net sales, in fiscal 2002. This improvement was the result of higher unit volume, higher product prices and higher gross margins.
      Provision for Income Taxes. The effective tax rate was 38.3% and 38.7% in fiscal 2003 and fiscal 2002, respectively.
      Net Income. Net income totaled $56.2 million and $27.8 million in fiscal 2003 and fiscal 2002, respectively. Earnings per share for fiscal 2003 and for the prior year periods is not available as a result of the business operating for that period as a division of Georgia-Pacific.
Seasonality
      The Company is exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first quarter is the Company’s slowest quarter due to the impact of poor weather on the construction market. The Company’s second quarter typically improves from its first quarter as the weather begins to improve and held-over construction demand from the winter season is released. The Company’s third quarter is typically its strongest quarter, reflecting a substantial increase in construction due to more favorable weather conditions. The Company’s working capital and accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in second quarter in anticipation of the third quarter season. The fourth quarter is typically the Company’s second slowest quarter due to the decline in construction with the onset of the winter season. The Company expects these trends to continue for the foreseeable future.
Liquidity and Capital Resources
      The Division’s principal source of liquidity historically had been the consolidated resources of Georgia-Pacific. The Company intends to fund future capital needs through its operating cash flows and its revolving credit facility. The Company believes that the amounts available from this and other sources will be sufficient to fund operations and capital requirements for the foreseeable future.

      The Company’s capital expenditures for 2004 were approximately $11 million, and were incurred primarily in connection with mobile equipment. The Company’s 2004 capital expenditures were paid for from cash flows provided by operating activities or borrowings under its revolving credit facility. The Company estimates that capital expenditures for 2005 will be approximately $12 million, primarily for mobile equipment consisting of trucks, trailers, forklifts and automobiles. The Company’s 2005 capital expenditures are anticipated to be paid from its current cash and cash provided from operating activities. Part of the Company’s growth strategy is to selectively pursue acquisitions. Accordingly, depending on the nature of the acquisition or currency, the Company may use cash or stock, or a combination of both, as acquisition currency. The Company’s cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, the Company’s liquidity position may be adversely impacted. In addition, there can be no assurance that the Company will be successful in implementing its acquisition strategy. For a discussion of the risks associated with the Company’s acquisition strategy, see risk factor on integrating acquisitions.
      The following tables indicate the Company’s working capital and cash flows for the periods indicated.

		Pre-acquisition Period
	BlueLinx At
	January 1,	At January 3,	At December 28,
	2005	2004	2002

	(Unaudited)
	(Dollars in thousands)
Working capital	$491,975	$442,672	$433,917

	BlueLinx

	Period from	Pre-acquisition	Combined
	Inception	Period	(Unaudited)	Pre-acquisition Period
	(March 8,
	2004) to	Period from	Year Ended	Year Ended	Year Ended
	January 1,	January 4, 2004	January 1,	January 3,	December 28,
	2005	to May 7, 2004	2005	2004	2002

	(Dollars in thousands)
Cash flows provided by (used for) operating activities	$137,246	$(113,982)	$23,264	$59,575	$46,690
Cash flows provided by (used for) investing activities	(832,992)	(1,126)	(834,118)	(4,062)	(2,785)
Cash flows provided by (used for) financing activities	$711,318	$114,602	$825,920	$(55,162)	$(44,127)

Working Capital
      Working capital increased by $49 million to $492 million at January 1, 2005, from $443 million at January 3, 2004. Accounts receivable increased by $71 million and finished goods inventories increased by $162 million; these increases were partially offset by a $160 million increase in accounts payable, which includes approximately $92 million of trade payables due to Georgia-Pacific. Prior to the acquisition, purchases from Georgia-Pacific were treated as inter-company transactions and were not included in accounts payable. Additionally, cash increased from $0.5 million on January 3, 2004 to $15.6 million at January 1, 2005. During the pre-acquisition period, Georgia-Pacific consolidated all cash balances and the Division only maintained petty cash and other minor balances. The $15.6 million of cash on the Company’s balance sheet at January 1, 2005 primarily reflects customer remittances received in the Company’s lock boxes on Friday and Saturday that are not available until the next Monday, which is part of the following fiscal period.

      Working capital increased by $9 million to $443 million at January 3, 2004, from $434 million at December 28, 2002. The increase in working capital was primarily attributable to higher accounts receivable balances of $53.7 million driven by net sales growth and partially offset by higher accounts payable and bank overdrafts of $25.2 million and higher accrued compensation of $12.2 million.

Operating Activities
      During fiscal 2004 and fiscal 2003, cash flows provided by operating activities totaled $23.3 million and $59.6 million, respectively. The decrease of $36.3 million in cash flows provided by operating activities was primarily driven by larger increases in accounts receivable of $17.2 million, offset in part by $20.2 million in improved earnings. Increases in inventory of $162 million were offset by larger increases in trade payables of $142 million which includes $92 million in payables to Georgia-Pacific, compared to zero during the pre-acquisition period, when amounts due Georgia-Pacific were classified as parent’s investment. The remaining sources were from changes in other working capital.
      In fiscal 2003 and fiscal 2002, cash flows provided by operating activities totaled $59.6 million and $46.7 million, respectively. The increase of $12.9 million in operating cash flows in fiscal 2003 was primarily due to increased net income of $28.3 million and decreases in inventories of $14.1 million, accounts payable of $31.5 million and accrued compensation of $16.7 million. Partially offsetting these operating cash flow increases were increases in accounts receivable of $86.6 million. The increases in inventories and accounts payable in fiscal 2003 were primarily caused by increased purchasing activity to support higher business volume. Increased accrued compensation in fiscal 2003 was caused by higher employee bonuses and other compensation linked to the Division’s improved performance. Accounts receivable increased in fiscal 2003 due to increased net sales in fiscal 2003 compared to fiscal 2002.

Investing Activities
      During fiscal 2004 and fiscal 2003, cash flows used for investing activities totaled $834 million and $4 million, respectively.
      On May 7, 2004, the Company and its operating company acquired the real estate and the operating assets of the Division, respectively. The Company paid purchase consideration of approximately $823 million for the acquisition.
      During fiscal 2004 and fiscal 2003, and the Company’s expenditures for property and equipment were $11.1 million and $5.4 million, respectively. These expenditures were primarily for mobile equipment consisting of trucks, trailers, forklifts and sales force automobiles.
      Proceeds from the sale of property and equipment totaled $.3 million and $1.3 million during fiscal 2004 and fiscal 2003, respectively.
      The Company’s expenditures for property and equipment were $3.6 million in fiscal 2002. These expenditures were primarily for mobile equipment.
      Proceeds from the sale of property and equipment totaled $0.8 million in fiscal 2002.

Financing Activities
      Net cash provided by (used in) financing activities was $826 million during fiscal 2004 and $(55) million during fiscal 2003. The increase in cash provided by financing activities in fiscal 2004 primarily reflects the outstanding balance of the Company’s revolving credit facility ($487 million), its mortgage payable ($165 million) and its issuance of common stock ($121 million), all of which relate to the Company’s acquisition of the assets of the Division. Fees paid to issue debt in 2004 totaled $21.2 million.
      Cash used for financing activities was $44.1 million for fiscal 2002. During the pre-acquisition period, the Company was financed by Georgia-Pacific and the use of bank overdrafts.

Debt and Credit Sources
      On May 7, 2004, the Company’s operating company entered into a revolving credit facility. As of March 4, 2005, advances outstanding under the revolving credit facility were approximately $523 million. Borrowing availability was approximately $139 million and outstanding letters of credit on this facility were approximately $5.4 million. (As of January 1, 2005, the interest rate on outstanding balances under the revolving credit facility was 4.89%.)
      On October 27, 2004, the existing mortgage was refinanced by a new mortgage loan in the amount of $165 million, which was provided by Column Financial, Inc., a wholly-owned subsidiary of Credit Suisse First Boston LLC. The interest rate on the new mortgage loan is equal to LIBOR (subject to a 2% floor and a 6% cap), plus a 2.25% spread. On January 1, 2005, the interest rate was 4.653%.
      Contractual Commitments. The following table represents the Company’s contractual commitments, excluding interest, associated with its debt and other obligations disclosed above as of January 1, 2005.

	2005	2006	2007	2008	2009	Thereafter	Total

	(Dollars in thousands)
Revolving credit facility(1)	$—	$—	$—	$—	$487,103	$—	$487,103
Mortgage indebtedness(1)	—	—	165,000	—	—	—	165,000

Subtotal	—	—	165,000	—	487,103	—	652,103
Purchase obligations(2)	1,231,539	1,232,700	1,232,700	1,232,700	410,900	—	5,340,539
Operating leases	6,536	6,432	6,725	6,639	6,339	13,082	45,753
Letters of credit(3)	5,666	—	—	—	—	—	5,666

Total	$1,243,741	$1,239,132	$1,404,425	$1,239,339	$904,342	$13,082	$6,044,061

(1)	Interest on the revolving credit facility and mortgage indebtedness is variable, based on 14-day, one-month, two-month, three-month or six-month LIBOR for the revolving credit facility and 30-day LIBOR for the mortgage indebtedness, in each case plus a spread. The interest rate on the revolving credit facility was 4.89% at January 1, 2005. The interest rate on the new mortgage loan is LIBOR (subject to a 2% floor and a 6% cap) plus a 2.25% spread, and, at January 1, 2005, was 4.653%. Annual interest, at the rates noted above, totals $31.5 million, consisting of $23.8 million for the revolving credit facility. At January 1, 2005, the outstanding balance of the Company’s credit facility was approximately $487.1 million.

(2)	The Company’s purchase obligations are related to its Supply Agreement with Georgia-Pacific.

(3)	Letters of credit not included above under the credit facilities.
Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which the Company is liable under purchase orders are reflected on its consolidated balance sheet (to the extent entered into prior to the end of the applicable period) as accounts payable and accrued liabilities.
Factors Affecting Future Results

BlueLinx’s industry is highly cyclical, and prolonged periods of weak demand or excess supply may reduce its net sales and/or margins, which may reduce its net income.
      The building products distribution industry is subject to cyclical market pressures. Prices of building products are determined by overall supply and demand in the market for building products. Market prices of building products historically have been volatile and cyclical and the Company has limited ability to control the timing and amount of pricing changes for building products. Demand for building products is driven mainly by factors outside of the Company’s control, such as general economic and political conditions, interest rates, the construction, repair and remodeling and industrial markets, weather and population growth. The supply of building products fluctuates based on available manufacturing capacity, and excess capacity in the industry can result in significant declines in market prices for those products. To the extent that prices and volumes experience a sustained or sharp decline, the Company’s net sales and margins would likely decline as well. The Company’s results in some periods have been affected by market volatility, including a reduction in gross profits due to a decline in the resale value of its structural products inventory. All of these factors make it difficult to forecast the Company’s operating results.

The Company’s cash flows and capital resources may be insufficient to make required payments on its substantial indebtedness and future indebtedness.
      The Company has a substantial amount of debt. As of March 4, 2005, advances outstanding under the revolving credit facility were approximately $523 million. Borrowing availability was approximately $139 million and outstanding letters of credit on this facility were approximately $5.4 million. The Company also has a mortgage loan in the amount of $165 million.
      The Company’s substantial debt could have important consequences to you. For example, it could:

•	make it difficult for the Company to satisfy its debt obligations;

•	make the Company more vulnerable to general adverse economic and industry conditions;

•	limit the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

•	expose the Company to interest rate fluctuations because the interest rate on the debt under its revolving credit facility is variable;

•	require the Company to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the availability of its cash flow for operations and other purposes;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and

•	place the Company at a competitive disadvantage compared to competitors that may have proportionately less debt.
      In addition, the Company’s ability to make scheduled payments or refinance its obligations depends on its successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond its control. These factors include, among others:

•	economic and demand factors affecting the building products distribution industry; pricing pressures;

•	increased operating costs;

•	competitive conditions; and

•	other operating difficulties.
      If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure its debt. Obtaining additional capital or restructuring the Company’s debt could be accomplished in part, through new or additional borrowings or placements of debt or equity securities. There is no assurance that the Company could obtain additional capital or restructure its debt on terms acceptable to it or at all. In the event that the Company is required to dispose of material assets or operations to meet its debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. The Company’s obligations under the revolving credit facility are secured by a first priority security interest in all of the operating company’s inventories, receivables and proceeds from those items. In addition, the Company’s new mortgage loan is secured by its real property. The foregoing encumbrances may limit its ability to dispose of material assets or operations. The Company also may not be able to restructure its indebtedness on favorable economic terms, if at all. The Company may incur substantial additional indebtedness in the future, including under the revolving credit facility. The Company’s incurrence of additional indebtedness would intensify the risks described above.

The instruments governing the Company’s indebtedness contain various covenants limiting the discretion of its management in operating its business.
      The revolving credit facility and the new mortgage loan contain various restrictive covenants and restrictions, including financial covenants customary for asset-based loans that limit the Company’s management’s discretion in operating its business. In particular, these instruments limit the Company’s ability to, among other things:

•	incur additional debt;

•	grant liens on assets;

•	make investments, including capital expenditures;

•	sell or acquire assets outside the ordinary course of business;

•	engage in transactions with affiliates; and

•	make fundamental business changes.
      If the Company fails to maintain minimum excess availability of $40 million under the revolving credit facility, the revolving credit facility requires the Company to (i) maintain certain financial ratios and (ii) limit its capital expenditures. If the Company fails to comply with the restrictions in the revolving credit facility, the new mortgage loan documents or any other current or future financing agreements, a default may allow the creditors under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds.

BlueLinx has a limited operating history as a separate company. Accordingly, the Division’s historical financial information may not be representative of BlueLinx’s results as a separate company.
      On May 7, 2004, the Company and its operating company acquired the real estate and operating assets of the Division, respectively. Therefore, the Company’s operating history as a separate company is limited. The Company’s business strategy as an independent entity may not be successful on a long-term basis. BlueLinx may not be able to grow its business as planned and may not remain a profitable business. The historical financial information included in this filing may not necessarily reflect what the Company’s results of operations, financial condition and cash flows would have been had it been a separate, independent entity pursuing its own strategies during the periods presented.

The Company depends upon a single supplier, Georgia-Pacific, for a significant percentage of its products and has significant purchase commitments under its Supply Agreement with Georgia-Pacific.
      Georgia-Pacific is the Company’s largest supplier, accounting for approximately 27% of the Company’s purchases during fiscal 2004. Concurrently with the acquisition, the Company entered into a Master Purchase, Supply & Distribution Agreement with Georgia-Pacific, which is referred to as the Supply Agreement. The Supply Agreement has a five-year initial term and remains continuously in effect thereafter unless it is terminated. Termination of the Supply Agreement requires two years’ notice, exercisable after year four. It may be terminated, including before year five, by Georgia-Pacific upon a material breach of the agreement by the Company. If Georgia-Pacific does not renew the Supply Agreement or if it discontinues sales of a product, the Company would experience a product shortage unless and until it obtains a replacement supplier. The Company may not be able to obtain replacement products on favorable economic terms, if at all. An inability to replace products on favorable economic terms would adversely impact the Company’s net sales and its costs, which in turn could impact the Company’s gross profit, net income and cash flows.
      BlueLinx believes that the economic terms of the Supply Agreement are beneficial to the Company since they provide the Company with certain discounts off standard industry pricing indices, certain cash discounts and favorable payment terms. While the Company also believes these terms benefit Georgia-Pacific, Georgia-Pacific could, if it chose, terminate the Supply Agreement as early as May 7, 2010. If it did so and the Company could not obtain comparable terms from Georgia-Pacific or another vendor thereafter, its operating performance could be impaired by an interruption in the delivery of products and/or an increase in cost to the Company from sourcing comparable products from other suppliers.
      Under the Supply Agreement, the Company has substantial minimum purchase volume commitments with respect to a number of products supplied to it. Based on 2004 average market prices, the Company’s purchase obligations under this agreement are $1.2 billion for each of the next four years. These products account for a majority of the Company’s purchases from Georgia-Pacific. If the Company fails or refuses to purchase any products that it is obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and, for certain products, terminate the Company’s exclusivity, which could reduce the Company’s net sales due to the unavailability of products or its gross profit if it is required to pay higher product prices to other suppliers. A reduction in the Company’s net sales or gross profit may also reduce its net income and cash flows.

BlueLinx’s industry is highly fragmented and competitive. If the Company is unable to compete effectively, its net sales and net income will be reduced.
      The building products distribution industry is highly fragmented and competitive and the barriers to entry for local competitors are relatively low. Some of the Company’s competitors are part of larger companies and therefore have access to greater financial and other resources than the Company. In addition, certain product manufacturers sell and distribute their products directly to customers. Additional manufacturers of products distributed by the Company may elect to sell and distribute directly to end-users in the future or enter into exclusive supply arrangements with other distributors. Finally, the Company may not be able to maintain its costs at a level sufficiently low for it to compete effectively. If the Company is unable to compete effectively, its net sales and net income will be reduced.

Integrating acquisitions may be time-consuming and create costs that could reduce the Company’s net income and cash flows.
      Part of BlueLinx’s growth strategy includes pursuing acquisitions. Any integration process may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management’s attention from, the business as a result of a number of obstacles, including but not limited to:

•	the loss of key customers of the acquired company;

•	the incurrence of unexpected expenses and working capital requirements;

•	a failure of the Company’s due diligence process to identify significant issues or contingencies;

•	difficulties assimilating the operations and personnel of the acquired company;

•	difficulties effectively integrating the acquired technologies with the Company’s current technologies;

•	the Company’s inability to retain key personnel of acquired entities;

•	failure to maintain the quality of customer service;

•	the Company’s inability to achieve the financial and strategic goals for the acquired and combined businesses; and

•	difficulty in maintaining internal controls, procedures and policies.
      Any of the foregoing obstacles, or a combination of them, could increase selling, general and administrative expenses in absolute terms and/or as a percentage of net sales, which could in turn negatively impact the Company’s net income and cash flows.
      BlueLinx has not completed any acquisitions to date. The Company may not be able to consummate acquisitions in the future on terms acceptable to it, or at all. In addition, future acquisitions are accompanied by the risk that the obligations and liabilities of an acquired company may not be adequately reflected in the historical financial statements of that company and the risk that those historical financial statements may be based on assumptions which are incorrect or inconsistent with the Company’s assumptions or approach to accounting policies. Any of these material obligations, liabilities or incorrect or inconsistent assumptions could adversely impact the Company’s results of operations.

A large percentage of BlueLinx’s employees are unionized. Wage increases or work stoppages by the Company’s unionized employees may reduce its results of operations.
      As of March 1, 2005, approximately 1,200 of the Company’s employees were represented by various labor unions. As of March 1, 2005, the Company had approximately 50 collective bargaining agreements, of which four, covering 124 employees, are up for renewal in 2005. The Company may become subject to material cost increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase BlueLinx’s selling, general and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact the Company’s net sales and/or selling, general and administrative expenses. All of these factors could negatively impact the Company’s net income and cash flows.

Federal and state transportation regulations could impose substantial costs on the Company which would reduce its net income.
      BlueLinx uses its own fleet of over 900 trucks and over 1,200 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates the Company’s operations in domestic interstate commerce. BlueLinx is subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase the Company’s costs, which, if it is unable to pass these cost increases on to its customers, would reduce the Company’s gross margins, increase its selling, general and administrative expenses and reduce its net income.

Environmental laws impose risks and costs on the Company.
      BlueLinx’s operations are subject to federal, state, provincial and local laws, rules and regulations governing the protection of the environment, including, but not limited to, those regulating discharges into the air and water, the use, handling and disposal of hazardous or toxic substances, the management of wastes, the cleanup of contamination and the control of noise and odors. The Company has made, and will continue to make, expenditures to comply with these requirements. While the Company believes, based upon current information, that it is in substantial compliance with all applicable environmental laws, rules and regulations, the Company could be subject to potentially significant fines or penalties for any failure to comply. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up such real property and for related damages to natural resources. The Company may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of its current or former warehouse facilities, or at a landfill or other location where it has disposed of, or arranged for the disposal of, wastes. Georgia-Pacific has agreed to indemnify the Company against any claim arising from environmental conditions that existed prior to May 7, 2004. The Company also carries environmental insurance. However, any remediation costs not related to conditions existing prior to May 7, 2004 may not be covered by indemnification. In addition, certain remediation costs may not be covered by insurance. In addition, the Company could be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of its operations. Increasingly stringent environmental requirements, more aggressive enforcement actions, the discovery of unknown conditions or the bringing of future claims may cause the Company’s expenditures for environmental matters to increase, and it may incur material costs associated with these matters.

Anti-terrorism measures may harm the Company’s business by impeding its ability to deliver products on a timely and cost-effective basis.
      In the aftermath of the terrorist attacks on the United States, federal, state and local authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks. The Company’s customers typically need quick delivery and rely on its on-time delivery capabilities. If security measures disrupt or impede the timing of the Company’s deliveries, it may fail to meet the needs of its customers, or may incur increased expenses to do so.

The Company may incur substantial costs relating to Georgia-Pacific’s product liability related claims.
      Georgia-Pacific is a defendant in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to products containing asbestos. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Georgia-Pacific. Based on Georgia-Pacific’s public disclosure in its Annual Report on Form 10-K for the year ended January 1, 2005, there were 59,700 unresolved asbestos claims against Georgia-Pacific at the end of fiscal 2004. Although the terms of the asset purchase agreement provide that Georgia-Pacific will indemnify the Company against all obligations and liabilities arising out of, relating to or otherwise in any way in respect of any product liability claims (including, without limitation, claims, obligations or liabilities relating to the presence or alleged presence of asbestos-containing materials) with respect to products purchased, sold, marketed, stored, delivered, distributed or transported by Georgia-Pacific and its affiliates, including the Division prior to the acquisition, the Company believes that circumstances may arise under which asbestos-related claims against Georgia-Pacific could cause the Company to incur substantial costs.
      For example, in the event that Georgia-Pacific is financially unable to respond to an asbestos product liability claim, plaintiffs’ lawyers may, in order to obtain recovery, attempt to sue the Company, in its capacity as owner of assets sold by Georgia-Pacific, despite the fact that the assets sold to the Company did not contain asbestos. Asbestos litigation has, over the years, proved unpredictable, as the aggressive and well-financed asbestos plaintiffs’ bar has been creative, and often successful, in bringing claims based on novel legal theories and on expansive interpretations of existing legal theories. These claims have included claims against companies that did not manufacture asbestos products. As a result of these factors, a number of companies have been held liable for amounts far in excess of their perceived exposure. Although the Company believes, based on its understanding of the law as currently interpreted, that it should not be held liable for any of Georgia-Pacific’s asbestos-related claims, and, to the contrary, that it would prevail on summary judgment on any such claims, there is nevertheless a possibility that new theories could be developed, or that the application of existing theories could be expanded, in a manner that would result in liability for the Company. Any such liability could ultimately be borne by the Company if Georgia-Pacific is unable to fulfill its indemnity obligation under the asset purchase agreement with the Company.

Affiliates of Cerberus control the Company and may have conflicts of interest with other stockholders in the future.
      Funds and accounts managed by Cerberus or its affiliated management companies, which are referred to collectively as the controlling stockholder, collectively own approximately 60% of the Company’s common stock. As a result, the controlling stockholder will continue to be able to control the election of our directors, determine the Company’s corporate and management policies and determine, without the consent of the Company’s other stockholders, the outcome of any corporate transaction or other matter submitted to the Company’s stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
      Five of the Company’s nine directors are either employees of or advisors to Cerberus. The controlling stockholder will also have sufficient voting power to amend the Company’s organizational documents. The interests of the controlling stockholder may not coincide with the interests of other holders of the Company’s common stock. Additionally, the controlling stockholder is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with BlueLinx. The controlling stockholder may also pursue, for its own account, acquisition opportunities that may be complementary to the Company’s business, and as a result, those acquisition opportunities may not be available to the Company. So long as the controlling stockholder continues to own a significant amount of the outstanding shares of the Company’s common stock, it will continue to be able to strongly influence or effectively control the Company’s decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, because the Company is a controlled company within the meaning of the New York Stock Exchange rules, it is exempt from the NYSE requirements that its board be composed of a majority of independent directors, and that the Company’s compensation and nominating/corporate governance committees be composed entirely of independent directors.

Even if Cerberus no longer controls the Company in the future, certain provisions of the Company’s charter documents and agreements and Delaware law could discourage, delay or prevent a merger or acquisition at a premium price.
      The Company’s Amended and Restated Certificate of Incorporation and Bylaws contain provisions that:

•	permit the Company to issue, without any further vote or action by the stockholders, up to 30 million shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of such series, and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series; and

•	limit the stockholders’ ability to call special meetings.
      These provisions may discourage, delay or prevent a merger or acquisition at a premium price.
      In addition, the Company is subject to Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which also imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15% or more of its common stock. Further, certain of the Company’s incentive plans provide for vesting of stock options and/or payments to be made to the Company’s employees in connection with a change of control, which could discourage, delay or prevent a merger or acquisition at a premium price.

The Company intends to pay dividends on its common stock but may change its dividend policy; the instruments governing the Company’s indebtedness contain various covenants that may limit its ability to pay dividends.
      The Company intends to pay dividends on its common stock at the quarterly rate of $0.125 per share. The Company’s board of directors may, in its discretion, modify or repeal its dividend policy. Future dividends, if any, with respect to shares of the Company’s common stock will depend on, among other things, its results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that its board of directors may deem relevant. Accordingly, the Company may not be able to pay dividends in any given amount in the future, or at all.
      The Company’s revolving credit facility limits distributions by the operating company to BlueLinx, which, in turn, may limit the Company’s ability to pay dividends to holders of its common stock. See Notes to Financial Statements — Note 8 Revolving Credit Facility for more information on limits on the Company’s ability to pay dividends.
Critical Accounting Policies
      The Company’s significant accounting policies are more fully described in the notes to the consolidated financial statements. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on the Company’s historical experience, current economic trends in the industry, information provided by customers, vendors and other outside sources and management’s estimates, as appropriate.
      The following are accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment.

Revenue Recognition
      The Company recognizes revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as FOB (free on board) shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site. Discounts and allowances are comprised of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been insignificant for each of the years in the two-year period ended January 3, 2004 or the period from January 4, 2004 to May 7, 2004 or the period from inception (March 8, 2004) to January 1, 2005.

Allowance for Doubtful Accounts and Related Reserves
      The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. The Company maintains an allowance for doubtful accounts for each aging category on the Company’s aged trial balance based on the Company’s historical loss experience. This estimate is periodically adjusted when the Company becomes aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As the Company determines that specific balances will be ultimately uncollectible, the Company removes them from its aged trial balance. Additionally, the Company maintains reserves for cash discounts that it expects customers to earn as well as expected returns. At January 1, 2005, January 3, 2004 and December 28, 2002, the allowance for doubtful accounts totaled $13.4 million, $9.2 million and $9.5 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for each of the two years in the two-year period ended January 3, 2004 or the period from January 4, 2004 to May 7, 2004 or the period from inception (March 8, 2004) to January 1, 2005.

Inventories
      Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined by the moving average cost method. The Company evaluates its inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At January 1, 2005, the lower of cost or market reserve totaled $1.0 million.
      Additionally, the Company maintains a reserve for the estimated value impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past twelve months or has turn days in excess of 360 days. At January 1, 2005, January 3, 2004 and December 28, 2002, the Company’s damaged and inactive inventory reserves totaled $3.0 million, $2.1 million and $2.8 million, respectively.

Consideration Received from Vendors
      At the beginning of each calendar year, the Company enters into agreements with many of its vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. The Company accrues for the receipt of vendor rebates based on purchases, and also reduces inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for each of the years in the two-year period ended January 3, 2004 or the period from January 4, 2004 to May 7, 2004 or the period from inception (March 8, 2004) to January 1, 2005.

Impairment of Long-Lived Assets
      Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. The Company derives the required cash flow estimates from its historical experience and its internal business plans and applies an appropriate discount rate. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. The Company’s judgment regarding the existence of impairment indicators is based on market and operational performance. There have been no adjustments to earnings resulting from the impairment of long-lived assets for each of the years in the two-year period ended January 3, 2004 or the period from January 4, 2004 to May 7, 2004 or the period from inception (March 8, 2004) to January 1, 2005.
Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R effective July 3, 2005.

      SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

2. A “modified retrospective method” which includes the requirements of the modified prospective method described above, but also permits entities to restate the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods in the year of adoption.
      The Company plans to adopt SFAS No. 123R using the modified prospective method. The Company does not expect the adoption of SFAS No. 123R to have a material impact on its results of operations.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), which is the result of the FASB’s efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      As a multinational enterprise, the Company is exposed to risks such as changes in interest rates, commodity prices and foreign currency exchange rates. The Company employs a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading, and are not used to address risks related to foreign currency exchange rates.
      In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company records derivative instruments as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in income.
      The Company’s revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility could have an impact on results of operations. A change of 100 basis points in the market rate of interest would impact interest expense by approximately $4.87 million based on borrowings outstanding at January 1, 2005.
      The new mortgage loan bears interest at a floating rate, equal to LIBOR plus 225 basis points, determined monthly, subject to a floor interest rate of 4.25% (a 2% floor on LIBOR, plus 2.25%). Interest is capped pursuant to a rate cap agreement that caps LIBOR exposure at 6.0% and the overall rate at 8.25% (a 6.0% cap on LIBOR, plus 2.25%). Increases or decreases in 30-day LIBOR rates by 100 basis points between 2.0% and 6.0% will impact results of operations by $1.65 million.
      Fewer than 1.0% of the Company’s net sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to currency fluctuations to be significant.
      The Company believes that general inflation did not significantly affect its operating results or markets in fiscal 2004, fiscal 2003 or fiscal 2002. As discussed above, the Company’s results of operations were both favorably and unfavorably impacted by increases and decreases in the pricing of certain commodity-based products. Commodity price fluctuations have from time to time created cyclicality in the Company’s financial performance and may do so in the future.

ITEM 8.	Financial Statements and Supplementary Data.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of BlueLinx Holdings Inc.
      We have audited the accompanying consolidated balance sheet of BlueLinx Holdings Inc. (formerly ABP Distribution Holdings Inc.) and subsidiaries as of January 1, 2005, and the related consolidated statement of operations and comprehensive income, shareholders’ equity, and cash flows for the period from inception (March 8, 2004) to January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlueLinx Holdings Inc. and subsidiaries at January 1, 2005, and the consolidated results of their operations and their cash flows for the period from inception (March 8, 2004) to January 1, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 20, 2005

BUILDING PRODUCTS DISTRIBUTION DIVISION
OF GEORGIA-PACIFIC CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Georgia-Pacific Corporation
      We have audited the accompanying statements of certain assets and liabilities of the Building Products Distribution Division of Georgia-Pacific Corporation as of January 3, 2004 and the related statements of revenue and direct expenses, direct cash flows, and parent’s investment for the period from January 4, 2004 to May 7, 2004 and for each of the two years in the period ended January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As described in Note 1, the statements referred to above as of January 3, 2004 and the related statements of revenue and direct expenses, direct cash flows, and parent’s investment for the period from January 4, 2004 to May 7, 2004 and for each of the two years in the period ended January 3, 2004 have been prepared for the purpose of possible sale of the Building Products Distribution Division of Georgia-Pacific Corporation, and are not intended to be a complete presentation of the Building Products Distribution Division of Georgia-Pacific Corporation’s financial position or results of operations as if it were operated on a stand-alone basis.
      In our opinion, the financial statements referred to above present fairly, in all material respects, certain assets and liabilities of the Building Products Distribution Division of Georgia-Pacific Corporation as of January 3, 2004 and its revenue and direct expenses, direct cash flows and parent’s investment for the period from January 4, 2004 to May 7, 2004 and for each of the two years in the period ended January 3, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2, in 2003, the Building Products Distribution Division adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 20, 2005

BLUELINX HOLDINGS INC.
(formerly ABP Distributions Holdings Inc.)
CONSOLIDATED BALANCE SHEET AND
BUILDING PRODUCTS DISTRIBUTION DIVISION
OF GEORGIA-PACIFIC CORPORATION
STATEMENT OF CERTAIN ASSETS AND LIABILITIES
(In thousands)

		Pre-acquisition Period

		Building Products
		Distribution Division of
	BlueLinx	Georgia-
	January 1,	Pacific Corporation
	2005	January 3, 2004

Assets
Current assets:
Cash	$15,572	$506
Receivables, less allowances of $13,407 in fiscal 2004 and $9,213 in fiscal 2003	363,688	292,867
Inventories:
Finished goods	500,231	338,138
LIFO reserve	—	(31,979)

	500,231	306,159
Deferred income tax assets	6,122	1,446
Other current assets	34,203	14,572

Total current assets	919,816	615,550

Property, plant, and equipment:
Land and improvements	55,573	116,556
Buildings	93,133	193,590
Machinery and equipment	41,063	191,878
Construction in progress	5,089	18

Property, plant, and equipment, at cost	194,858	502,042
Accumulated depreciation	(7,880)	(300,951)

Property, plant, and equipment, net	186,978	201,091
Other assets	30,268	3

Total assets	$1,137,062	$816,644

Liabilities and Shareholders’ Equity/Parent’s Investment
Current liabilities:
Accounts payable	$270,271	$110,193
Bank overdrafts	32,033	40,619
Accrued compensation	18,292	15,963
Current maturities of long-term debt	94,103	—
Other current liabilities	13,142	6,103

Total current liabilities	427,841	172,878

Noncurrent liabilities
Long-term debt	558,000	—
Deferred income taxes	740	3,792
Other long-term liabilities	8,989	2,901

Total liabilities	995,570	179,571

Commitments and Contingencies
Shareholder’s Equity/Parent’s Investment:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 29,500,000 shares issued and outstanding	295	—
Additional paid-in-capital	121,306	—
Accumulated other comprehensive income	(789)	—
Retained earnings	20,680	—
Parent’s investment	—	637,073

Total shareholders’ equity and parent’s investment	141,492	637,073

Total liabilities and shareholders’ equity/parent’s investment	$1,137,062	$816,644

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distributions Holdings Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION
OF GEORGIA-PACIFIC CORPORATION
STATEMENTS OF REVENUE AND DIRECT EXPENSES
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	BlueLinx	Pre-acquisition Period

	Period from
	Inception	Period from	Fiscal Year	Fiscal Year
	(March 8, 2004)	January 4,	Ended	Ended
	to January 1,	2004 to May 7,	January 3,	December 28,
	2005	2004	2004	2002

Net sales	$3,672,820	$1,885,334	$4,271,842	$3,734,029
Cost of sales	3,339,590	1,658,123	3,814,375	3,370,995

Gross profit	333,230	227,211	457,467	363,034

Operating expenses:
Selling, general, and administrative	248,291	139,203	346,585	295,492
Depreciation and amortization	10,132	6,175	19,476	21,757

Total operating expenses	258,423	145,378	366,061	317,249

Operating income	74,807	81,833	91,406	45,785
Non-operating expenses (income):
Interest expense	28,765	—	—	—
Write-off of debt issue costs	2,871
Other expense (income), net	(516)	614	376	348

Income before income taxes	43,687	81,219	91,030	45,437
Provision for income taxes	17,781	30,782	34,877	17,597

Net income	25,906	$50,437	$56,153	$27,840

Less: preferred stock dividends	5,226

Net income applicable to common shareholders	$20,680

Basic weighted average number of common shares outstanding	19,006

Basic net income per share applicable to common stock	$1.09

Diluted weighted average number of common stock	20,296

Diluted net income (loss) per share applicable to common stock	$1.02

Comprehensive income:
Net income	$25,906	$50,437	$56,153	$27,840
Other comprehensive income (loss):
Foreign currency translation, net of taxes	747	(612)	1,062	95
Minimum pension liability, net of taxes	(1,536)	—	—	—

Comprehensive income	$25,117	$49,825	$57,215	$27,935

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distributions Holdings Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS AND
BUILDING PRODUCTS DISTRIBUTION DIVISION
OF GEORGIA-PACIFIC CORPORATION
STATEMENTS OF DIRECT CASH FLOWS
(In thousands)

		Pre-acquisition Period
	BlueLinx Period
	from Inception		Fiscal Year	Fiscal Year
	(March 8, 2004)	Period from	Ended	Ended
	to January 1,	January 4, 2004	January 3,	December 28,
	2005	to May 7, 2004	2004	2002

Cash flows from operating activities:
Net income	$25,906	$50,437	$56,153	$27,840
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	10,132	6,175	19,476	21,757
Amortization of debt issue costs	2,323	—	—	—
Write-off of debt issue costs	2,871	—	—	—
Deferred income tax provision (benefit)	(4,469)	9,183	4,598	(3,181)
Changes in assets and liabilities:
Receivables	221,529	(292,350)	(53,654)	32,967
Inventories	(13,080)	(145,689)	3,391	(10,741)
Accounts payable	(97,694)	257,772	17,683	(13,782)
Changes in other working capital	(13,156)	2,464	11,078	(8,032)
Other	2,884	(1,974)	850	(138)

Net cash provided by (used in) operating activities	137,246	(113,982)	59,575	46,690

Cash flows from investing activities:
Acquisition of real estate and operating assets of Division	(823,330)	—	—	—
Property, plant and equipment investments	(9,759)	(1,378)	(5,404)	(3,596)
Proceeds from sale of assets	97	252	1,342	811

Cash used in investing activities	(832,992)	(1,126)	(4,062)	(2,785)

Cash flows from financing activities:
Net transactions with Georgia-Pacific Corporation	—	88,352	(62,728)	(28,488)
Issuance of preferred stock	95,000	—	—	—
Redemption of preferred stock	(95,000)	—	—	—
Preferred stock dividends paid	(5,226)	—	—	—
Issuance of common stock, net	120,513	—	—	—
Net increase in revolving credit facility	487,103	—	—	—
Proceeds from issuance of other long-term debt	365,000	—	—	—
Retirement of other long-term debt	(200,000)	—	—	—
Fees paid to issue debt	(21,236)	—	—	—
Increase (decrease) in bank overdrafts	(34,836)	26,250	7,566	(15,639)

Net cash provided by (used in) financing activities	711,318	114,602	(55,162)	(44,127)

Increase (decrease) in cash	15,572	(506)	351	(222)
Balance, beginning of period	—	506	155	377

Balance, end of period	$15,572	$—	$506	$155

Supplemental Cash Flow Information
Income taxes paid during the period	$23,446	$21,941	$30,279	$20,778

Interest paid during the period	$25,351	$—	$—	$—

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distributors Holdings Inc)
STATEMENT OF SHAREHOLDERS’ EQUITY AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF GEORGIA-PACIFIC CORPORATION
STATEMENTS OF PARENT’S INVESTMENT
(In thousands)

		Accumulated
		Other
		Comprehensive
	Parent’s	Income
Pre-acquisition Period	Investment	(Loss)	Totals

Balance, December 30, 2001	$645,074	$(1,145)	$643,929
Net income	27,840	—	27,840
Foreign currency translation adjustments	—	95	95
Net transactions with Georgia-Pacific	(27,693)	—	(27,693)

Balance, December 28, 2002	645,221	(1,050)	644,171
Net income	56,153	—	56,153
Foreign currency translation adjustments	—	1,062	1,062
Net transactions with Georgia-Pacific	(64,313)	—	(64,313)

Balance January 3, 2004	637,061	12	637,073
Net income	50,437	—	50,437
Foreign currency translation adjustments	—	(612)	(612)
Net transactions with Georgia-Pacific	88,684	—	88,684

Balance, May 7, 2004	$776,182	$(600)	$775,582

			Accumulated
		Additional	Other
	Common	Paid-In-	Comprehensive	Retained
BlueLinx Holdings Inc.	Stock	Capital	Income (Loss)	Earnings	Totals

Balance, at inception (March 8, 2004)	$—	$—	$—	$—	$—
Net income	—	—	—	25,906	25,906
Foreign currency translation adjustment, net of tax	—	—	747	—	747
Amount related to minimum pension liability, net of tax	—	—	(1,536)	—	(1,536)
Issuance of common stock to investors	200	4,800	—	—	5,000
Issuance of common stock-initial public offering, net	95	115,418	—	—	115,513
Compensation related to stock-option grants	—	1,088	—	—	1,088
Preferred dividends	—	—	—	(5,226)	(5,226)

Balance, January 1, 2005	$295	$121,306	$(789)	$20,680	$141,492

See accompanying notes.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation and Background

Basis of Presentation
      BlueLinx Holdings Inc. (the “Company”) was created on March 8, 2004 as a Georgia corporation named ABP Distribution Holdings Inc. On May 7, 2004, the Company and its subsidiary acquired the assets of the Building Products Distribution Division (the “Division”) of Georgia-Pacific Corporation (“Georgia-Pacific”), as described below. On August 30, 2004, ABP Distribution Holdings Inc. merged into BlueLinx Holdings Inc., a Delaware corporation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
      On December 17, 2004, the Company consummated an initial public offering of 9,500,000 shares of its common stock, par value $.01 per share, at the initial public offering price of $13.50 per share (the “Equity Offering”). On January 5, 2005, the underwriters for the Equity Offering exercised an option to purchase 685,000 additional shares of common stock to cover the over-allotment of shares in connection with the Equity Offering. The Company received net proceeds from the Equity Offering of $124 million (including net proceeds of $8.6 million from the exercise of the over-allotment option). Net proceeds from the offering and funds from the Company’s revolving credit facility were used (i) to repay the Company’s $100 million term loan plus accrued and unpaid interest thereon, and (ii) to redeem the remainder of the Company’s series A preferred stock, of which approximately $38.5 million was outstanding, and pay all accrued and unpaid dividends thereon. Unamortized debt issue costs of approximately $3 million were written off upon retirement of the term loan.
      The financial statements of the Division reflect the accounts and results of certain operations of the business conducted by the Division. The accompanying combined financial statements of the Division have been prepared from Georgia-Pacific’s historical accounting records and are presented on a carve-out basis reflecting these certain assets, liabilities, and operations. The Division was an unincorporated business of Georgia-Pacific and, accordingly, Georgia-Pacific’s net investment in these operations (parent’s net investment) is presented in lieu of shareholder’s equity. All significant intradivision transactions have been eliminated. The financial statements are not necessarily indicative of the financial position, results of operations and cash flows that might have occurred had the Division been an independent entity not integrated into Georgia-Pacific’s other operations. Also, they may not be indicative of the actual financial position that might have otherwise resulted, or of future results of operations or financial position of the Division. The Company operates as one reportable segment.

Nature of Operations
      The Company is a wholesale supplier of building products in North America. The Company distributes building products including lumber, structural panels (including plywood and oriented strand board), hardwood plywood, roofing, insulation, metal products, vinyl siding and particleboard. These products are sold to a diversified customer base, including independent building materials dealers,

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
industrial and manufactured housing builders and home improvement centers. Net sales by product category are summarized below:

	Period from
	Inception		Fiscal Year	Fiscal Year
	(March 8, 2004)	Period from	Ended	Ended
	to January 1,	January 4, 2004	January 3,	December 28,
	2005	to May 7, 2004	2004	2002

	(Dollars in millions)
Sales by category
Structural products	$2,108	$1,117	$2,401	$1,985
Specialty products	1,598	793	1,924	1,810
Unallocated allowances and adjustments	(33)	(25)	(53)	(61)

Total sales	$3,673	$1,885	$4,272	$3,734

Business Combinations
      On March 12, 2004, the Company and its operating company, BlueLinx Corporation, entered into two separate definitive agreements to acquire the real estate and operating assets, respectively, of the Division. The transactions were consummated on May 7, 2004. The Company refers to the period prior to May 7, 2004 as the “pre-acquisition period.” The acquisition of the assets of the Division was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for based on their fair market values at the date of consummation.
      The total purchase price for the acquisition of the assets, including fees and expenses, was approximately $823 million. The asset purchase was funded with net proceeds of $526 million from drawings under the Company’s asset-based revolving credit facility, net proceeds of $97 million from its term loan, proceeds of $100 million from a mortgage loan made to the Company by ABPMC LLC (“ABPMC”), an affiliate of the Company’s controlling stockholder, Cerberus Capital Management, L.P. (“Cerberus”), proceeds of $95 million from issuance of preferred stock and proceeds of $5 million from issuance of common stock. In addition, the Company paid debt issue costs of $12.1 million and $3.2 million for its asset-based revolving credit facility and the Company’s term loan facility, respectively. The working capital settlement payment was funded with proceeds from the Company’s revolving credit facility.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (amounts in millions).

Accounts receivable	$585
Inventories	487
Deferred income tax assets	3
Other current assets	11
Intangible assets	16
Property, plant & equipment	186

Total assets	1,288

Accounts payable	368
Bank overdrafts	67
Accrued compensation	19
Other current liabilities	2
Deferred income tax liabilities	3
Other non-current liabilities	6

Total liabilities	465

Fair value of net assets acquired	$823

      The Company’s intangible assets are comprised of customer relationships, internally developed software, and supply agreements each totaling $7.0 million, $4.1 million and $5.3 million, respectively. These assets will be amortized over a period of 6 years, 3 years, and 6 years, respectively. Amortization expense for intangible assets was $2.2 million for the period from inception (March 8, 2004) to January 1, 2005. Accumulated amortization was $2.2 million at January 1, 2005.
      Estimated amortization expense for each of the five succeeding years is as follows:

(In thousands)
For fiscal 2005	$3,419
For fiscal 2006	$3,419
For fiscal 2007	$2,524
For fiscal 2008	$2,050
For fiscal 2009	$2,050
      As part of the acquisition transactions, the Company entered into a Master Purchase, Supply & Distribution Agreement with Georgia-Pacific. The Company believes that the economic terms of the Supply Agreement are beneficial, since they provide the Company with certain discounts off standard industry pricing indices, certain cash discounts and favorable payment terms. The Supply Agreement details distribution rights by product categories, including exclusivity rights and minimum supply volume commitments from Georgia-Pacific with respect to certain products. This agreement also details the Company’s purchase obligations by product categories, including substantial minimum purchase volume commitments with respect to most of the products supplied to the Company. Based on 2004 average market prices, the Company’s purchase obligations under this agreement are approximately $1.2 billion for each of the next four years. If the Company fails or refuses to purchase any products that it is obligated to

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and, for certain products, terminate the Company’s exclusivity, and the Company may be required to pay monetary penalties. The agreement has a five-year initial term and remains continuously in effect thereafter unless it is terminated. Termination of the Supply Agreement requires two years’ notice, exercisable after year four. The Supply Agreement may be terminated by either party for material breach. However, if the material breach only affects one or more, but not all, of the product categories, the non-breaching party may only terminate the Supply Agreement in respect of the affected product categories and the Supply Agreement will remain in full force with respect to the remaining product categories. The Supply Agreement also provides for certain advertising, marketing and promotion arrangements between the Company and Georgia-Pacific for certain products. In addition, the Company was granted a limited, non-exclusive, royalty-free, fully paid license to use certain proprietary information and intellectual property of Georgia-Pacific. The Company’s net purchases from Georgia-Pacific were approximately $1 billion for the period from May 7, 2004 to January 1, 2005.
      The following table summarizes the year ended fiscal 2004 and the year ended of fiscal 2003 pro forma results as if the acquisition occurred on December 29, 2002 (amounts in millions, except per share data).

	Year Ended	Year Ended
	January 1, 2005	January 3, 2004

Net sales	$5,558	$4,272
Income before income taxes	112	34
Net income	66	20
Net income applicable to common stock	55	10
Basic earnings per share	2.92	0.54
Diluted earnings per share	2.73	0.51
      Fiscal 2004 includes approximately $8 million in expenses associated with the acquisition transactions.
      At the closing of the acquisition, the Company’s operating company entered into a transition services agreement with Georgia-Pacific. The services covered under the agreement included all currently provided support services in the several operating areas, including transportation management and sales and marketing. The Company agreed to compensate Georgia-Pacific for services provided during the transition period on an agreed upon cost-plus basis. The majority of these agreements expired as of January 1, 2005.
      In addition to the transition services agreement, the Company also entered into agreements with Georgia-Pacific to provide transition services in information technology (IT) and human resources. The IT support services agreement provided for infrastructure, business systems, operational systems, and network support services for a period of one-year, however, the Company’s operating company elected to terminate most sub-categories of IT support services during fiscal 2004. The human resources agreement provided for payroll, employee benefits administration, and other specified human resources-related administrative services expired December 31, 2004, when the Company converted to its own service.
      Charges for transition services were approximately $8 million during the period beginning May 7, 2004 through January 1, 2005.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

Transactions with Georgia-Pacific during the pre-acquisition period
      During the pre-acquisition period, Georgia-Pacific charged the Division for the estimated cost of certain functions that were managed by Georgia-Pacific and could reasonably be directly attributed to the operations of the Division. These costs included dedicated human resource, legal, accounting, and information systems support. The charges to the Division were based on management’s estimate of such services specifically used by the Division. Where determinations based on specific usage alone were impracticable, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the cost attributable to the Division. The total of these allocations was $5.9 million, $19.0 million and $14.7 million for the period from January 4, 2004 to May 7, 2004, fiscal 2003 and fiscal 2002, respectively. Certain general corporate expenses were not allocated to the Division. These expenses included portions of property and casualty insurance premiums, health and welfare administration costs, human resources administration costs, finance administration costs, and legal costs. The Company estimates that these incremental costs would have been approximately $5 million, $13 million and $13 million for fiscal 2004, fiscal 2003 and fiscal 2002 respectively.
      The Company believes the assumptions underlying the Division’s financial statements are reasonable. However, the Division’s financial statements may not necessarily reflect the results of operations, financial position and cash flows in the future or what the results of operations, financial position and cash flows would have been had the Company been a separate, independent company during the periods presented.
      A portion of Georgia-Pacific’s employee benefit costs, including pension and postretirement healthcare and life insurance benefits, was allocated to the Division. The Division was allocated pension and other employee benefit costs related to its participation in Georgia-Pacific’s noncontributory defined benefit pension plans and postretirement healthcare and life insurance benefit plans. Approximately $3 million, $11 million and $10 million was recorded in the accompanying statements of operations for the period from January 4, 2004 to May 7, 2004, fiscal 2003 and fiscal 2002, respectively, related to the Division employees’ participation in Georgia-Pacific’s defined benefit pension and postretirement plans. The obligations for these future costs was not reflected in the accompanying balance sheet at January 3, 2004.
      The allocation was determined by independent actuaries and was based on the number of its employees and their attributable benefits and an attributable share of plan assets and related benefit accounting items and is calculated in accordance with Statements of Financial Accounting Standards, or SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, respectively. The Division’s participation in Georgia-Pacific’s pension plans qualifies as one employer in a multi-employer pension plan in accordance with Staff Accounting Bulletin, or SAB No. 55, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity; Cheap Stock. The Division has accounted for its participation in Georgia-Pacific’s noncontributory defined benefit pension plans in accordance with multi-employer pension plan guidance in SFAS No. 87. The Company believes such method of allocation is equitable and provides a reasonable estimate of the amounts attributable to the Division.
      The Division purchased a substantial amount of its inventory from Georgia-Pacific; principally lumber, structural panels and industrial wood products (including particleboard, hardboard and softboard). Such transactions were in the ordinary course of business at negotiated prices determined between the Division and Georgia-Pacific and may not have reflected spot market prices. Sales to Georgia-Pacific were $4 million, $8 million and $10 million for the period from January 4, 2004 to May 7, 2004, fiscal 2003 and fiscal 2002, respectively. Purchases from Georgia-Pacific were $519 million, $1,071 million and

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
$1,074 million for the period from January 4, 2004 to May 7, 2004, fiscal 2003 and fiscal 2002, respectively. In the period from January 4, 2004 to May 7, 2004, and fiscal 2002, Georgia-Pacific transferred approximately $2 million and $1 million of fixed assets to the Division in non-cash transfers, respectively. In fiscal 2003, the Division transferred approximately $2 million of fixed assets to Georgia-Pacific in non-cash transfers. Amounts payable to or receivable from Georgia-Pacific were settled through intercompany accounts at the end of each month. All settlements with Georgia-Pacific were classified as “Net transactions with Georgia-Pacific Corporation” in the accompanying statements of cash flows.
      The amount of parent’s investment included in the balance sheet represents a net balance as the result of various transactions between the Division and Georgia-Pacific. There were no terms of settlement or interest charges associated with the account balance. The balance was primarily the result of the Division’s participation in Georgia-Pacific’s central cash management program, wherein all the Division’s cash receipts were remitted to Georgia-Pacific and all cash disbursements were funded by Georgia-Pacific. Other transactions included intercompany purchases and sales, certain direct and allocated portions of legal, environmental, self-insurance and human resource obligations administered by Georgia-Pacific, as well as the Division’s share of the current portion of the parent’s consolidated federal and state income tax liability and various other administrative expenses incurred by the parent on the Division’s behalf. As a result, obligations for these matters were not reflected on the accompanying balance sheet. The average balance due from Georgia-Pacific was $669 million, $442 million and $461 million for the period from January 4, 2004 to May 7, 2004, fiscal 2003 and fiscal 2002, respectively. The Company is unable to provide estimates of the components of the intercompany balances at January 3, 2004 and December 28, 2002.
      The Division was not allocated a portion of Georgia-Pacific’s consolidated debt. No portion of Georgia-Pacific’s interest expense was allocated to the Division.

2.	Summary of Significant Accounting Policies

Cash and Equivalents
      Cash equivalents include time deposits and other securities with original maturities of three months or less.

Allowance for Doubtful Accounts
      The Company provides an allowance for receivables it believes may not be collectible. Specific reserves are recorded where a specific customer has an inability to pay. For all other customers, reserves are recognized based on historical collection experience.

Long-Lived Assets
      Long-lived assets are reviewed for impairment whenever facts and circumstances indicate that the carrying value of an asset may not be recoverable. For assets to be held and used, an impairment is recognized when the estimated undiscounted net future cash flows is less than the carrying value. If an impairment exists, an adjustment is made to write the asset down to its estimated fair value and an impairment loss is recorded for the difference between the carrying value and the estimated fair value.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      The Company recognizes revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as FOB (free on board) shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site. Discounts and allowances are comprised of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience.

Shipping and Handling
      Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in selling, general and administrative expenses were $87.0 million, $45.2 million, $136 million, and $125 million for the period from inception (March 8, 2004) to January 1, 2005, for the period from January 4, 2004 to May 7, 2004, in fiscal 2003, and fiscal 2002, respectively.

Advertising Costs
      Advertising costs are expensed as incurred. Advertising expenses of $13.3 million, $6.5 million, $7.4 million, and $5.5 million were included in selling, general and administrative expenses for the period from inception (March 8, 2004) to January 1, 2005, for the period from January 4, 2004 to May 7, 2004, in fiscal 2003, and fiscal 2002, respectively.

Earnings per Common Share
      Basic and diluted earnings per share is computed by dividing net income less dividend requirements on the series A preferred stock by the weighted average number of common shares outstanding for the period.
      Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the impact of shares that could be issued under outstanding stock options.

Inventory Valuation
      Inventories purchased from unaffiliated entities are valued at the lower of moving average cost or market. During the pre-acquisition period, the last-in, first-out (LIFO) method was used to determine the cost of those inventories purchased from Georgia-Pacific which were approximately 27% of our total inventories at January 3, 2004. Inventories consist primarily of finished goods.

Property, Plant, and Equipment
      Property, plant, and equipment are recorded at cost. Lease obligations for which the Company assumes or retains substantially all the property rights and risks of ownership are capitalized. Replacements of major units of property are capitalized and the replaced properties are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 7 to 25 years for land improvements, 5 to 33 years for buildings, and 3 to 7 years for machinery and equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income. Depreciation expense totaled $7.9 million, $6.2 million, $19.5 million and $21.8 million for the period from inception (March 8, 2004) to January 1, 2005, for the period from January 4, 2004 to May 7, 2004, in fiscal 2003, and fiscal 2002, respectively.
      The Division was allocated interest on projects when construction takes considerable time and entails major expenditures. Such interest was charged to the property, plant, and equipment accounts and amortized over the approximate lives of the related assets.

Compensated Absences and Termination Costs
      The Company accrues for the costs of compensated absences to the extent that the employee’s right to receive payment relates to service already rendered, the obligation vests or accumulates, payment is probable and the amount can be reasonably estimated.

Stock-Based Compensation
      The Company has adopted the fair value method of recording stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS 123”).

Income Taxes
      Deferred income taxes are provided using the liability method under the provisions of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of the asset and liabilities of the Company based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income.
      During the pre-acquisition period, the Division computed an income tax provision as though it filed separate returns. The Division was included in Georgia-Pacific’s consolidated federal income tax return and the consolidated returns of certain states. Current taxes were paid by Georgia-Pacific and any obligations related thereto are not reflected in the accompanying balance sheet as of January 3, 2004.

Foreign Currency Translation
      The functional currency for Canadian operations is the Canadian dollar. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in shareholders’ equity/parent’s investment. Foreign currency transaction gains and losses are reflected in the accompanying financial statements.

Derivatives
      As a multinational enterprise, the Company is exposed to risks such as changes in interest rates, commodity prices and foreign currency exchange rates. The Company employs a variety of practices to

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading, and are not used to address risks related to foreign currency exchange rates.
      In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company records derivative instruments as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in income.

Restricted Cash
      The Company had restricted cash of $5.1 million at January 1, 2005. Restricted cash is included in other current assets on the accompanying balance sheet.

Financial Instruments
      Carrying amounts for all of the Company’s financial instruments approximate fair value.

BlueLinx Holdings Inc.
      In BlueLinx Holdings Inc.’s financial statements in Note 14, BlueLinx Holdings Inc.’s investment in subsidiary is stated at cost plus equity in undistributed earnings of subsidiary since date of acquisition. BlueLinx Holdings Inc.’s share of net income of its unconsolidated subsidiary is included in consolidated income using the equity method. BlueLinx Holdings Inc.’s financial statements should be read in conjunction with the Company’s consolidated financial statements.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material.

New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows . Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R effective July 3, 2005.
      SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods in the year of adoption.
      The Company plans to adopt SFAS No. 123R using the modified prospective method. The Company does not expect the adoption of SFAS No. 123R to have a material impact on its results of operations.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), which is the result of the FASB’s efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact off SFAS No. 151 on its results of operations.

Fiscal Reporting Periods
      The Company’s fiscal year ends on the Saturday closest to December 31. For fiscal 2004, fiscal 2003, and fiscal 2002, the Company’s fiscal year ended on January 1, 2005, January 3, 2004, and December 28, 2002, respectively. Typically, the Company’s fiscal year consists of 52 weeks ending on Saturday. However, because the fiscal year ended on January 3, 2004, the Company’s fiscal year 2003 consisted of 53 weeks.

3.	Income Taxes
      For the pre-acquisition period, the provisions for income taxes include the Division’s allocated portion of current income taxes and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The Company’s provision for income taxes consists of the following:

	BlueLinx	Pre-Acquisition Period

	Period from Inception	Period from
	(March 8, 2004) to	January 4, 2004 to	Fiscal Year Ended	Fiscal Year Ended
	January 1, 2005	May 7, 2004	January 3, 2004	December 28, 2002

		(In thousands)
Federal income taxes:
Current	$19,021	$19,006	$25,525	$18,058
Deferred	(4,081)	8,081	4,655	(2,985)
State income taxes:
Current	2,338	2,363	3,469	2,070
Deferred	(466)	1,005	283	(196)
Foreign income taxes:
Current	891	230	1,285	650
Deferred	78	97	(340)	—

Provision for income taxes	$17,781	$30,782	$34,877	$17,597

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The federal statutory income tax rate was 35%. The Company’s provision for income taxes is reconciled to the federal statutory amount as follows:

	BlueLinx	Pre-Acquisition Period

	Period from Inception	Period from
	(March 8, 2004) to	January 4, 2004 to	Fiscal Year Ended	Fiscal Year Ended
	January 1, 2005	May 7, 2004	January 3, 2004	December 28, 2002

	(In thousands)
Provision for income taxes computed at the federal statutory tax rate	$15,289	$28,427	$31,860	$15,903
State income taxes, net of federal benefit	1,748	2,201	2,467	1,231
Other	744	154	550	463

Provision for income taxes	$17,781	$30,782	$34,877	$17,597

      The Company’s income before income taxes for its Canadian operations was $2.3 million for the period from inception (March 8, 2004) to January 1, 2005.
      The components of the Company’s net deferred income tax assets (liabilities) are as follows:

	January 1, 2005	January 3, 2004

	(In thousands)
Deferred income tax assets:
Inventory reserves	$1,450	$—
Compensation-related accruals	4,711	2,514
Accruals and reserves	2,826	3,444
Property, plant, and equipment	681	—
Other	483	624

	$10,151	$6,582

Deferred income tax liabilities:
LIFO reserve	—	(2,739)
Intangible assets	(4,628)	—
Property, plant and equipment	—	(4,881)
Other	(141)	(1,308)

	(4,769)	(8,928)

Deferred income tax assets (liabilities), net	$5,382	$(2,346)

4.	Receivables
      The Company has a diversified customer base concentrated in the building products business. Credit risk is monitored and provisions for expected losses are provided as determined necessary by management. The Company generally does not require collateral. The fair value of accounts receivable approximates the carrying value.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Georgia-Pacific maintained an accounts receivable secured borrowing program in which receivables of Georgia-Pacific and substantially all of its domestic subsidiaries participate. Such receivables were sold to G-P Receivables, Inc., or G-P Receivables, a wholly-owned subsidiary of Georgia-Pacific and the special purpose entity to which the receivables of Georgia-Pacific and participating domestic subsidiaries are sold. Georgia-Pacific accounted for this program as a secured borrowing. As collections reduced previously pledged interests, new receivables may be pledged. The accounts receivable secured borrowing programs contained various restrictive covenants.
      The receivables presented in the accompanying statements of certain divisional assets and liabilities were those that arose from the operations of the Division. However, they were subject to the secured borrowing program discussed above and have been presented in the accompanying statements in order to more accurately reflect the Division’s business. The corresponding obligations which the receivables secure are not presented.
      Georgia-Pacific recorded a receivables-related reserve related to a claim associated with a customer’s bankruptcy filing in 2000 which was brought against Georgia-Pacific alleging that Georgia-Pacific received preferential payments. The original $4 million reserve represented the Division’s estimated liability at that time. During 2001, the claim was reevaluated based on investigations to that date, and the Division’s estimated liability was reduced to $3 million. In the fourth quarter of fiscal 2002, the case was settled, and the Division’s portion of the settlement was approximately $1.2 million. The remaining $1.8 million reserve was reversed to income at that time.
      The following reflects the Company’s activity in receivables related reserve accounts:

	Beginning		Expense/	Writeoffs and	Ending
	Balance	Acquisitions	(Income)	Other, Net	Balance

	(In thousands)
Fiscal 2002
Allowance for doubtful accounts and related reserves	$9,915	$—	$3,819	$(4,190)	$9,544
Receivable-related reserve	$3,000	$—	$(1,822)	$(1,178)	—
Fiscal 2003
Allowance for doubtful accounts and related reserves	$9,544	$—	$6,473	$(6,804)	$9,213
Period from January 4, 2004 to May 7, 2004
Allowance for doubtful accounts and related reserves	$9,213	$—	$5,578	$(315)	$14,476
Period from Inception (March 8, 2004) to January 1, 2005
Allowance for doubtful accounts and related reserves	$—	$14,476	$(238)	$(831)	$13,407

5.	Stock-Based Compensation

Equity Plan
      The equity incentive plan is designed to motivate and retain individuals who are responsible for the attainment of the Company’s primary long-term performance goals and covers employees, directors and

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
consultants. The plan provides for the grant of nonqualified stock options, incentive stock options for shares of the Company’s common stock and restricted shares of the Company’s common stock to participants of the plan selected by the Company’s board of directors or a committee of the board (the “Administrator”). 2,222,222 shares of common stock have been reserved under the plan. The terms and conditions of awards are determined by the Administrator for each grant, except that, unless otherwise determined by the Administrator, or as set forth in an award agreement, options vest and become exercisable as follows: 50% of an option grant vests one third on the first anniversary of the grant date, one third on the second anniversary of the grant date and one third on the third anniversary of the grant date; and the remaining 50% of the option grant vests in tranches of equal amounts on the December 31 following the first, second, third and fourth anniversary of the grant date if certain performance targets established by the board as of the December 31 of the applicable year are attained.
      Unless otherwise determined by the Administrator or as set forth in an award agreement, upon a “Liquidity Event,” all unvested awards will become immediately exercisable and the Administrator may determine the treatment of all vested awards at the time of the Liquidity Event. A “Liquidity Event” is defined as (1) an event in which any person who is not the Company’s affiliate becomes the beneficial owner, directly or indirectly, of fifty percent or more of the combined voting power of the Company’s then outstanding securities or (2) the sale, transfer or other disposition of all or substantially all of the Company’s business, whether by sale of assets, merger or otherwise to a person other than Cerberus.
      On August 30, 2004, the Company granted certain of its employees options to purchase an aggregate amount of 1,029,000 shares of the Company’s common stock at an exercise price of $3.75 per share. 70% of each option granted to the employees vests in equal annual installments on the first, second and third anniversary of the date of grant (“Time-Based Options”). The remaining 30% of each option vests in equal amounts on December 31 following the first, second, third and fourth anniversary of the date of grant provided that certain performance targets to be established by the board or the compensation committee are attained (“Performance-Based Options”). These options were not subject to accelerated vesting upon the consummation of the Equity Offering.
      In addition, on August 31, 2004, the Company granted each of the Company’s three independent directors options to purchase 10,000 shares of the Company’s common stock at an exercise price of $3.75 per share. Each of these options will vest at the end of the directors’ initial term, which time will coincide with the Company’s 2005 annual meeting of shareholders. These options were not subject to accelerated vesting upon the consummation of the Equity Offering. The Company also granted options to purchase 200,000 shares of the Company’s common stock at an exercise price of $3.75 to the Company’s chairman in consideration for his service as chairman of the board of directors. The chairman’s options vest under the same terms as those options granted to the independent directors.
      The Company recorded $1.1 million of stock compensation expense during the period from inception (March 8, 2004) to January 1, 2005. The Company recognizes compensation cost for awards with pro rata vesting on a straight-line basis.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of options granted during the period from inception (March 8, 2004) to January 1, 2005:

		Performance-
	Time-Based	Based
	Options*	Options**

Risk free interest rate	3.4%	3.85%
Expected dividend yield	2.0%	3.0%
Expected life	7 years	7 years
Expected volatility	0	.45
Option forfeiture rate	0%	0%
Weighted average fair value	$5.82	$8.57

*	Time-Based Options include options granted to the Company’s independent directors and the Company’s chairman.

**	Performance Based Options include options for which the financial target has been set by the Board of Directors. On November 17, 2004, the Board set the financial target for options subject to vesting criteria in 2005. The Board of Directors has not yet set the financial target for options subject to vesting criteria in periods after 2005.
      Additional information related to the Company’s existing employee stock options for the period from inception (March 8, 2004) to January 1, 2005:

Weighted Average
	Shares	Exercise Price

Options outstanding at inception (March 8, 2004)	—	—
Options granted	1,259,000	$3.75
Options exercised/surrendered	—	—
Options cancelled	—	—
Options outstanding at Jan. 1, 2005	1,259,000	$3.75
Options exercisable at Jan. 1, 2005	—	—
      The weighted average remaining contractual life of options outstanding at January 1, 2005 is 10 years.
      Certain of the Division’s employees participated in equity compensation plans sponsored by Georgia-Pacific. Georgia-Pacific’s plans authorize grants of stock options, restricted stock and performance awards with respect to Georgia-Pacific common stock. As of January 3, 2004, employees of the Division held options to purchase 84,293 shares of Georgia-Pacific common stock at exercise prices ranging from $25.84 to $64.71 per share. Employees of the Division also held 193,732 stock appreciation rights at exercise prices ranging from $15.22 to $29.47. In addition, employees of the Division held 260,990 shares of restricted stock and 90,776 performance award units. The shares of restricted stock vest in three annual installments, 25% each on June 5, 2004 and 2005, and 50% on June 5, 2006. During fiscal 2003, employees of the Division were granted 260,990 shares of restricted stock, and 176,782 stock appreciation rights. During the period from January 4, 2004 to May 7, 2004, the Division recorded approximately $4 million of stock-based compensation expense related to these plans. Of this amount, approximately $3 million related to accelerated vesting of certain awards upon change-of-control.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Until fiscal 2003, Georgia-Pacific accounted for its stock-based compensation plans in accordance with Accounting Principles Board, or APB, Opinion No. 25 and disclosed the pro forma effects on net income as provided by SFAS No. 123, Accounting for Stock-Based Compensation. However, effective at the beginning of fiscal 2003, Georgia-Pacific adopted the fair value method of accounting for stock-based compensation utilizing the prospective method provided for in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the prospective method, stock options awarded or modified in fiscal 2003 and thereafter are accounted for using the fair value method and stock options issued prior to fiscal 2003 continue to be accounted for under APB Opinion No. 25. Had compensation cost for these awards been determined based on the fair value at the grant dates in fiscal 2002 and fiscal 2001 consistent with the method of SFAS No. 123, the pro forma net income would have been as follows:

	January 3,	December 28,
	2004	2002

	(In thousands)
Net income:
As reported	$56,153	$27,840
Pro forma	56,146	26,757
Stock-based compensation cost net of taxes, included in the determination of net income as reported	927	7
      The fair value method of accounting for stock-based compensation plans recognizes the value of options granted as compensation over the option’s vesting period. For purposes of calculating the pro forma effects of stock-based awards, compensation expense for awards with pro rata vesting is recognized on a straight-line basis.
      The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of options granted in fiscal 2003 and fiscal 2002:

	Fiscal 2003	Fiscal 2002
	Options	Options

Risk free interest rate	4.1%	4.9-5.0%
Expected dividend yield	3.3%	1.9-2.1%
Expected life	10 years	10 years
Expected volatility	.54	.45
Option forfeiture rate	0%	5.0%
Weighted average fair value	$6.85	$11.84-13.21

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Additional information related to Georgia-Pacific’s existing employee stock options for the year ended January 3, 2004 is as follows:

		Weighted Average
	Shares	Exercise Price

Options outstanding at Dec. 28, 2002	826,152	$30.01
Options granted/converted	—	—
Options exercised/surrendered	—	—
Options cancelled	(741,859)	$30.13

Options outstanding at Jan. 3, 2004	84,293	$28.99
Options exercisable at Jan. 3, 2004	84,045	$28.98

Option prices per share:
Granted/converted	—
Exercised/surrendered	—
Cancelled	$24.44-$41.59
      Options outstanding by exercise price:

	Outstanding		Exercisable

	Number of	Remaining Life	Average	Number of	Average
Price Range	Options	(in Years)	Exercise Price	Options	Exercise Price

$25.84-$28.65	63,943	2.6	$26.87	63,943	$26.87
$29.47-$32.17	13,628	5.1	$32.14	13,380	$32.15
$41.59-$64.71	6,722	3.9	$42.74	6,722	$42.74

	84,293			84,045

6.	Employee Benefits

Defined Benefit Pension Plans
      Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. The Company does not expect to make any contributions to the hourly pension plan in fiscal 2005. Contributions to multiemployer plans are generally based on negotiated labor contracts. The Company contributed $0.9 million, $0.6 million, $1.5 million, and $1.4 million to union administered multiemployer pension plans for the period from inception (March 8, 2004) to January 1, 2005, for the period from January 4, 2004 to May 7, 2004, in fiscal 2003, and fiscal 2002, respectively. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.
      An accrued pension liability of $7 million at January 1, 2005, was included in “Other long-term liabilities” on the accompanying balance sheet. Pursuant to the provisions of SFAS No. 87, Employers’ Accounting for Pensions, an additional liability of $2.5 million was recorded as of January 1, 2005, in order to recognize the required minimum liability. A charge to pre-tax accumulated other comprehensive income of $2.5 million was also recorded as of January 1, 2005. The tax effect of this charge was $1.0 million. The Company used October 2, 2004 as the measurement date for the hourly pension plan.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following tables set forth the change in projected benefit obligation and the change in plan assets for the hourly pension plan:

January 1, 2005

(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at May 7, 2004	$61,689
Service cost	1,511
Interest cost	2,591
Actuarial losses	4,196
Benefits paid	(1,025)

Projected benefit obligation at January 1, 2005	$68,962

Change in plan assets:
Fair value of assets at May 7, 2004	$57,743
Actual return on plan assets	1,681
Benefits paid	(1,025)

Fair value of assets at January 1, 2005	$58,399

      The funded status and the amounts recognized on the accompanying balance sheets for the hourly pension plan are set forth in the following table:

January 1, 2005

(In thousands)
Funded status	$(10,563)
Unrecognized actuarial loss	5,682

Net amount recognized	$(4,881)

Amounts recognized on the balance sheet consist of:
Accrued pension liability	(7,392)
Accumulated other comprehensive income	2,511

Net amount recognized	$(4,881)

      The accumulated benefit obligation for the hourly pension plan was $66 million at January 1, 2005.
      Net periodic pension cost for our pension plans included the following:

Period from Inception
(March 8, 2004) to
January 1, 2005

(In thousands)
Service cost	$1,511
Interest cost on projected benefit obligation	2,591
Expected return on plan assets	(3,168)

Net periodic pension cost	$934

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the period from inception (March 8, 2004) to January 1, 2005:

Projected benefit obligation:
Discount rate	5.75%
Average rate of increase in future compensation levels	4.0%
Expected long-term rate of return on plan assets	8.5%
Net periodic pension cost
Discount rate	6.5%
Average rate of increase in future compensation levels	4.0%
Expected long-term rate of return on plan assets	8.5%
      The Company’s percentage of fair value of total assets by asset category as of our measurement date are as follows:

Asset Category	October 3, 2004

Equity securities — domestic	61%
Equity securities — international	15%
Fixed income	23%
Other	1%

Total	100%

Investment policy and strategy
      Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion The expected role of plan equity investments will be to maximize the long-term real growth of fund assets, while the role of fixed income investments will be to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of fund equity investments. The Company will review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary. Target allocations for 2005 are 52% domestic and 13% international equity investments, and 35% fixed income investments.
      The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while debt securities are expected to return between 5% and 6%.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company’s estimated future benefit payments reflecting expected future service are as follows:

Fiscal Year Ending	(In thousands)

December 31, 2005	$3,007
December 30, 2006	3,130
December 29, 2007	3,296
January 3, 2009	3,569
January 2, 2010	3,867
January 1, 2011 — January 3, 2015	23,520

Defined Contribution Plans
      The Company’s employees also participate in several defined contribution plans. Contributions to the plans are based on employee contributions and compensation. Contributions to these plans totaled $2.3 million, $3.3 million, $4.8 million, and $4.6 million for the period from inception (March 8, 2004) to January 1, 2005, for the period from January 4, 2004 to May 7, 2004, in fiscal 2003, and fiscal 2002, respectively.

7.	Inventory Reserve Accounts
      The following reflects the Company’s activity for inventory reserve accounts:

	Beginning				Ending
	Balance	Acquisitions	Expense	(Income)	Balance

	(In thousands)
Fiscal 2002
LIFO reserve	$39,474	$—	$—	$(3,194)	$36,280
Obsolescence/damaged inventory reserve	$3,026	$—	$—	$(201)	$2,825
Fiscal 2003
LIFO reserve	$36,280	$—	$—	$(4,301)	$31,979
Obsolescence/damaged inventory reserve	$2,825	$—	$—	$(699)	$2,126
Period from January 4, 2004 to May 7, 2004
LIFO reserve	$31,979	$—	$3,327	$—	$35,306
Obsolescence/damaged inventory reserve	$2,126	$—	$—	$(547)	$1,579
Period from Inception (March 8, 2004) to January 1, 2005
Obsolescence/damaged inventory reserve	$—	$1,579	$1,386	$—	$2,965
Lower of cost or market reserve	$—	$—	$1,041	$—	$1,041

8.	Revolving Credit Facility
      On May 7, 2004, the Company entered into a $700 million revolving credit facility that matures on May 7, 2009. Advances under the revolving credit facility are made as prime rate loans or LIBOR loans at the Company’s election. The revolving credit facility loans are secured by a first priority security interest in all inventory and receivables and all other personal property. Borrowing availability is based on eligible accounts receivable and inventory. As of January 1, 2005, the Company had outstanding borrowings of

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
$487 million and availability of $71.9 million under the terms of the revolving credit facility. The Company classifies the lowest projected balance of the credit facility over the next twelve months of $393 million as long term debt.
      Interest rates payable upon such advances are based upon the prime rate or LIBOR rate, depending on the type of loan the Company chooses, plus an applicable margin. In general, borrowings are at LIBOR rate plus 2.25% and/or prime plus 0.75%. However, the applicable interest rates for prime rate and Eurodollar loans are subject to adjustments based on the Company’s EBITDA amount as defined in the revolving credit facility. At January 1, 2005, the interest rate prevailing on the revolving credit facility was 4.89%. The weighted average interest rates on borrowings for the period from May 7, 2004 through January 1, 2005 was 4.46%. Under the revolving credit facility, the Company pays an unused line fee ranging from 0.375% to 0.50% on the unused portion of the commitment. The Company incurred $12.1 million of debt issue costs related to the revolving credit facility which are being amortized over the term of the facility.
      The revolving credit facility contains customary negative covenants and restrictions for asset based loans, with which the Company is in compliance. In addition, the revolving credit facility requires, during a period commencing on the date on which the amount of excess availability under the revolving credit facility has been less than $40 million for the third consecutive business day and ending on a subsequent date on which the amount of adjusted excess availability has been equal to or greater than $40 million for the sixtieth consecutive day, that (i) BlueLinx meet a monthly fixed charge coverage test, as defined in the revolving credit agreement and (ii) BlueLinx not incur capital expenditures of more than $20 million in any fiscal year. When measured, BlueLinx is required to maintain a fixed charge coverage ratio of 1.1 to 1.0.
      The revolving credit facility limits distributions by BlueLinx Corporation, the operating company, to its parent, BlueLinx Holdings Inc., which, in turn, may limit the Company’s ability to pay dividends to holders of common stock. The revolving credit facility currently permits BlueLinx Corporation to pay dividends to BlueLinx Holdings Inc. (i) in an amount equal to the sum of the Company’s federal, state and local income tax liability that is attributable to the operating company and its subsidiaries and (ii) for the Company’s general administrative expenses and/or operating expenses incurred by the Company on behalf of its operating company or its subsidiaries in an amount not to exceed $2.5 million in any fiscal year. In addition, commencing at the conclusion of fiscal 2004, the revolving credit facility will permit the operating company to pay dividends to the Company in an aggregate amount not to exceed the sum of 50% of the operating company’s cumulative net income earned since May 7, 2004, plus 50% of the first $100 million of capital contributions made by the Company to the operating company after October 26, 2004, plus 100% of each capital contribution made by the Company to the operating company after such first $100 million of capital contributions, so long as:

(i) the operating company does not pay dividends to the Company in excess of $25 million in the aggregate in any fiscal year;

(ii) no default or event of default exists under the revolving credit facility, and no default or event of default will occur as a result of the dividend payment;

(iii) both immediately before giving effect to the dividend and immediately following the dividend payment, the amount of “modified adjusted excess availability” under the revolving credit facility is at least $70 million; and

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

(iv) agents under the revolving credit facility have received the operating company’s unaudited internally prepared financial statements for the fiscal quarter immediately preceding the date of such dividend, together with a compliance certificate and any supporting documentation the agent may request.
      At January 1, 2005, the Company had outstanding letters of credit totaling $5.7 million, primarily for the purposes of securing collateral requirements under the casualty insurance programs for the Company and for guaranteeing payment of international purchases based on fulfillment of certain conditions.

9.	New Mortgage
      On October 27, 2004, certain of the Company’s wholly-owned subsidiaries, which own the 61 warehouse properties owned and occupied by BlueLinx Corporation, obtained from Column Financial, Inc., a wholly-owned subsidiary of Credit Suisse First Boston LLC, a new mortgage loan in the amount of $165 million (“New Mortgage”). Each mortgage borrower is a special-purpose entity, i.e., it is a separate legal entity from its affiliates (including without limitation, the Company and BlueLinx Corporation) whose assets and credit are not available to satisfy the debts and other obligations of such affiliates or any other person or entity. The New Mortgage has an initial maturity date of November 9, 2007 and has two one-year extension options, the exercise of which is conditioned on payment of a fee equal to 0.25% of the then outstanding loan balance and subject to loan-to-value determinations and the purchase of a new interest rate cap.
      The New Mortgage was used to pay off the Company’s existing $100 million principal amount of mortgage debt plus $0.4 million of accrued and unpaid interest thereon and redeem 56,475 shares of the Company’s series A preferred stock at an aggregate redemption price of approximately $59.2 million (including accrued and unpaid dividends thereon). In addition, the Company paid closing costs of $4.6 million in connection with the New Mortgage.
      The New Mortgage bears interest at a floating rate, equal to LIBOR plus 225 basis points, determined monthly, subject to a floor interest rate of 4.25% (a 2% floor on LIBOR plus 2.25%). The Company has the option to convert to a Prime Rate Loan, in which interest would be Prime plus Prime Rate Spread. Prime Rate Spread would equal LIBOR minus Prime at the time of conversion, not to be less than 0.0%. Interest on the New Mortgage loan is capped pursuant to a separate rate cap agreement at 8.25% (a 6% cap on LIBOR plus 2.25%). At January 1, 2005, the interest rate prevailing on the New Mortgage was 4.653%.
      Prepayment of the loan is not permitted until November 9, 2005, and is permitted in whole or in part thereafter (with a fee of 2% of the outstanding principal balance of the loan being prepaid if the prepayment occurs on or after November 9, 2005 through, and including, May 9, 2006; 1% of the outstanding principal balance of the loan being prepaid if the prepayment occurs after May 9, 2006 through, and including, October 9, 2006; and zero if the prepayment occurs after October 9, 2006.) An exit fee of 0.50% of the outstanding principal balance is also payable if the loan is not refinanced with the existing lender.

10.	Related Party Transactions

Temporary Staffing Provider
      The Company uses Tandem Staffing Solutions, or Tandem, an affiliate of Cerberus, as the temporary staffing company for its office located in Atlanta, Georgia. These expenses equaled $1.6 million for the

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
period from inception (March 8, 2004) to January 1, 2005. As of January 1, 2005, the Company had accounts payable in the amount of $136,000 to Tandem.

Overhead Expense Reimbursement
      As of January 1, 2005, the Company had accounts payable in the amount of $27,000 to Cerberus related to reimbursements for various overhead expenses directly related to its business and arising in connection with the transition of the Company’s assets from ownership by Georgia-Pacific. These expenses equaled $183,000 for the period from inception (March 8, 2004) to January 1, 2005.

Other SG&A
      The Company uses ATC and SBI, Cerberus affiliates, for real estate surveys and IT consulting. These expenses totaled $568,000 for the period from inception (March 8, 2004) to January 1, 2005.

Information Systems.
      The Company purchased software licenses and a three year maintenance agreement from SSA Global, a Cerberus affiliate. These payments were directly related to the transfer of the Company’s existing financial reporting software from Georgia-Pacific. The total payment to SSA Global equaled $1.4 million.

Interest
      The Company made interest payments of $4.8 million to ABPMC, an affiliate of Cerberus, related to the Company’s $100 million old mortgage loan which was repaid in fiscal 2004.
      The Company made interest payments of $6.4 million related to the Company’s term loan. Cerberus and Aozora Bank Ltd., an affiliate of Cerberus, held 94% of the $100 million term loan. The term loan was repaid in fiscal 2004.

Preferred Dividends
      During fiscal 2004, the Company paid dividends of $5.2 million related to the Company’s series A preferred stock, 100% of which was owned by Cerberus. The Company redeemed all $95 million of its issued and outstanding series A preferred stock during fiscal 2004.

11.	Commitments and Contingencies

Operating Leases
      Total rental expense was approximately $5.1 million, $2.4 million, $6.9 million, and $6.7 million, for the period from inception (March 8, 2004) to January 1, 2005, for the period from January 4, 2004 to May 7, 2004, in fiscal 2003, and in fiscal 2002, respectively.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      At January 1, 2005, total commitments of the Company under long-term, noncancelable operating leases were as follows (in thousands):

2005	$6,536
2006	6,432
2007	6,725
2008	6,639
2009	6,339
Thereafter	13,082

Total	$45,753

      Certain of the Company’s operating leases have extension options.

Environmental and Legal Matters
      The Company is involved in various legal proceedings incidental to its businesses and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.
      Georgia-Pacific is a defendant in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to products containing asbestos. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Georgia-Pacific. Based on Georgia-Pacific’s public disclosure in its Annual Report on Form 10-K for the year ended January 1, 2005, there were 59,700 unresolved asbestos claims against Georgia-Pacific at the end of fiscal 2004. Although the terms of the Asset Purchase Agreement provide that Georgia-Pacific will indemnify the Company against all obligations and liabilities arising out of, relating to or otherwise in any way in respect of any product liability claims (including, without limitation, claims, obligations or liabilities relating to the presence or alleged presence of asbestos-containing materials) with respect to products purchased, sold, marketed, stored, delivered, distributed or transported by Georgia-Pacific and its affiliates, including the Division prior to the acquisition, the Company believes that circumstances may arise under which asbestos-related claims against Georgia-Pacific could cause it to incur substantial costs.
      For example, in the event that Georgia-Pacific is financially unable to respond to an asbestos product liability claim, plaintiffs’ lawyers may, in order to obtain recovery, attempt to sue the Company, in its capacity as owner of assets sold by Georgia-Pacific, despite the fact that the assets sold to the Company did not contain asbestos. Asbestos litigation has, over the years, proved unpredictable, as the aggressive and well-financed asbestos plaintiffs’ bar has been creative, and often successful, in bringing claims based on novel legal theories and on expansive interpretations of existing legal theories. These claims have included claims against companies that did not manufacture asbestos products. As a result of these factors, a number of companies have been held liable for amounts far in excess of their perceived exposure. Although the Company believes, based on its understanding of the law as currently interpreted, that it should not be held liable for any of Georgia-Pacific’s asbestos-related claims, and, to the contrary, that it would prevail on summary judgment on any such claims, there is nevertheless a possibility that new theories could be developed, or that the application of existing theories could be expanded, in a manner that would result in liability for the Company. Any such liability could ultimately be borne by the

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
Company if Georgia-Pacific is unable to fulfill its indemnity obligation under the Asset Purchase Agreement.

Collective Bargaining Agreements
      Approximately 35% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 5% of the Company’s work force will expire within one year.

Preference Claim
      On November 19, 2004, the Company received a letter from Wickes Lumber, or Wickes, asserting that approximately $16 million in payments received by the Division during the 90 day period prior to Wickes’ January 20, 2004 Chapter 11 filing were preferential payments under section 547 of the United States Bankruptcy Code. Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes Wickes’ assertion to be without merit and, in any event, subject to one or more complete defenses, including, but not limited to, that the payments were made and received in the ordinary course of business and were in substantially contemporaneous exchange for new value given to Wickes. Accordingly, the Company has no plans to establish a reserve with respect to the asserted claim.

Hurricane Ivan
      Hurricane Ivan caused significant damage at the Company’s distribution center in Pensacola, Florida. The facility was evacuated on September 15, 2004, one day prior to the arrival of the storm. The Company reopened the facility for business on September 22, 2004 and was fully operational as of January 1, 2005. Total losses as of January 1, 2005 are estimated at $1.2 million. The Company recorded expense of $1 million for the period ending January 1, 2005, equal to its insurance deductible.

12.	Subsequent Events
      On January 5, 2005 the Company’s underwriters executed a portion of their over-allotment option whereby the Company issued an additional 685,000 shares of its common stock at $13.50 per share. This resulted in net proceeds for the Company of $8.6 million that were used to pay down the Company’s credit facility debt. The over-allotment option period has expired.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)

13.	Unaudited Selected Quarterly Financial Data

	First Quarter		Second Quarter			Third Quarter		Fourth Quarter

							Pre-		Pre-
			BlueLinx			BlueLinx	acquisition	BlueLinx	acquisition
	Pre-acquisition Period		(Consolidated)	Pre-acquisition Period		(Consolidated)	Period	(Consolidated)	Period

	Three	Three	Period from		Three	Three	Three	Three	Three
	Months	Months	May 8,	Month	Months	Months	Months	Months	Months
	Ended	Ended	2004 to	Ended	Ended	Ended	Ended	Ended	Ended
	April 3,	March 29,	July 3,	May 7,	June 28,	October 2,	September 27,	January 1,	January 3,
	2004	2003	2004(a)	2004	2003	2004(b)	2003	2005(c)	2004(d)

	(In thousands, except per share amounts)
Net sales	$1,279,882	$876,450	$955,612	$605,452	$1,034,457	$1,509,581	$1,192,685	$1,207,627	$1,168,250
Gross profit	154,098	82,934	89,528	73,113	105,575	142,278	150,287	101,424	118,671
Net income	$34,319	$58	$11,196	$16,119	$11,820	$20,515	$34,139	$(5,806)	$10,136
Net income (loss) applicable to common stockholders			$9,712			$18,028		$(7,061)
Basic net income (loss) per share applicable to common stock			$0.54			$1.00		$(0.34)
Diluted net income (loss) per share applicable to common stock			$0.50			$0.93		$(0.34)

(a)	During the two months ended July 3rd, 2004, basic and diluted weighted average shares were 18,100,000 and 19,287,500, respectively

(b)	During the three months ended October 2nd, 2004, basic and diluted weighted average shares were 18,100,000 and 19,405,870, respectively.

(c)	During the three months ended January 1, 2005, basic and diluted weighted average shares were 20,506,667. Stock options were excluded from the calculation of diluted earnings per share for the three months ended January 1, 2005 because they were anti-dilutive.

(d)	There were 14 weeks in the Company’s fourth quarter fiscal 2003, compared to 13 weeks in all other quarters.

14.	BlueLinx Holdings Inc. Financial Statements
      The condensed financial information for BlueLinx Holdings Inc. is provided pursuant to the requirements of Regulation S-X due to restrictions in the Company’s revolving credit facility that limit distributions by BlueLinx Corporation to its parent, BlueLinx Holdings Inc., which, in turn, may limit the Company’s ability to pay dividends to holders of its common stock (see Note 8, Revolving Credit Facility, for a more detailed discussion of these restrictions and the terms of the facility).

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The condensed balance sheet for BlueLinx Holdings Inc. as of January 1, 2005 follows:

(In thousands)

Current assets	$3,513
Property, plant and equipment	141,391
Investment in subsidiary	167,558
Other non-current assets	5,135

Total assets	$317,597

Current liabilities	$6,327
Long-term debt	165,000
Deferred income taxes	4,778

Total liabilities	176,105

Common stock	295
Additional paid-in capital	121,306
Accumulated other comprehensive income	(789)
Retained earnings	20,680

Shareholders’ equity	$141,492

Total liabilities and shareholders’ equity	$317,597

      The condensed statement of operations for BlueLinx Holdings Inc. for the period from inception (March 8, 2004) to January 1, 2005 follows:

(In thousands)

Net revenue	$10,662

Selling, general and administrative expense	573
Depreciation and amortization	2,812

Total operating expense	3,385

Operating income	7,277
Interest expense	6,583

Income before income taxes and equity in earnings of subsidiary	694
Provision for income taxes	(271)
Equity in earnings of subsidiary	25,483
Net income	25,906
Less: Preferred stock dividends	5,226

Net income (loss) applicable to common stockholders	$20,680

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

ITEM 9A.	Controls and Procedures
      An evaluation was performed, as of the end of the period covered by this report on Form 10-K, under the supervision of the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

ITEM 9B.	Other Information
      None.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant.
      Certain information required by this Item is set forth in the Company’s definitive proxy statement for the Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 11, 2005, and is incorporated herein by reference.
Code of Ethics
      The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on the Company’s website at www.BlueLinxCo.com or upon request by writing to BlueLinx Holdings Inc., Attn: Corporate Secretary, 4300 Wildwood Parkway, Atlanta, Georgia 30339. If the Company makes substantial amendments to its Code of Ethics or grants any waiver, including any implicit waiver, the Company will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K of such amendment or waiver.

ITEM 11.	Executive Compensation.
      The information required by this Item is set forth in the Company’s definitive proxy statement for the Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 11, 2005, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management.
Equity Compensation Plan Information
      The following table provides information about the shares of common stock that may be issued upon the exercise of option and other awards under the Company’s existing equity compensation plans as of

January 1, 2005. The Company’s sole shareholder approved equity compensation plan is the 2004 Equity Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities	Exercise Price of	Future Issuance Under
	to be Issued Upon	Outstanding	Equity Compensation
	Exercise of	Options,	Plans (Excluding
	Outstanding Options,	Warrants and	Securities Reflected in
Plan Category	Warrants and Rights	Rights	Column (a))

Equity compensation plans approved by security holders	1,259,000	$3.75	963,222
Equity compensation plans not approved by security holders	—	n/a	—
Total	1,259,000	$3.75	963,222
      The remaining information required by this Item is set forth in the Company’s definitive proxy statement for the Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 11, 2005, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions.
      The information required by this Item is set forth in the Company’s definitive proxy statement for the Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 11, 2005, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services.
      The information required by this Item is set forth in the Company’s definitive proxy statement for the Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 11, 2005, and is incorporated herein by reference.
PART IV

ITEM 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
      (a) Financial Statements, Schedules and Exhibits

1. Financial Statements. The Financial Statements of BlueLinx Holdings Inc. and the Reports of Independent Registered Public Accounting Firm are presented under Item 8 of this Form 10-K.

2. Financial Statement Schedules. Not applicable.

3. Exhibits.

Exhibit
Number	Item

3.1	Amended and Restated Certificate of Incorporation of BlueLinx	(A)
3.2	Amended and Restated By-Laws of BlueLinx	(A)
3.6	Certificate of Amendment of Certificate of Designation	(A)
4.1	Registration Rights Agreement, dated as of May 7, 2004, by and among BlueLinx and the initial holders specified on the signature pages thereto	(C)
4.2	Letter Agreement, dated as of August 30, 2004, by and among BlueLinx, Cerberus ABP Investor LLC, Charles H. McElrea, George R. Judd, David J. Morris, James C. Herbig, Wayne E. Wiggleton and Steven C. Hardin	(C)
4.3	Investment Letter, dated March 10, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock	(B)

Exhibit
Number		Item

4.4		Investment Letter, dated May 7, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock	(B)
4.5		Investment Letter, dated May 7, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Preferred Stock	(B)
4.6		Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and Charles H. McElrea	(B)
4.7		Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and David J. Morris	(B)
4.8		Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and George R. Judd	(B)
4.9		Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and Steven Hardin	(B)
10.1		Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation	(C)
10.2		First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation	(C)
10	.3†	Master Purchase, Supply and Distribution Agreement, dated May 7, 2004 by and between BlueLinx Corporation and Georgia-Pacific	(A)
10.4		Loan and Security Agreement, dated as of May 7, 2004, by and among BlueLinx Corporation, the financial institutions from time to time part thereto as lenders, Congress in its capacity as administrative and collateral agent, and Congress and Goldman Sachs Credit Partners L.P., as co-lead arrangers and co-syndication agents	(C)
10.5		Severance Agreement between BlueLinx Corporation and Charles H. McElrea, dated May 7, 2004	(C)
10.6		Severance Agreement between BlueLinx Corporation and David J. Morris, dated May 7, 2004	(C)
10.7		Severance Agreement between BlueLinx Corporation and George R. Judd, dated May 7, 2004	(C)
10.8		Severance Agreement between BlueLinx Corporation and Steven C. Hardin, dated May 7, 2004	(C)
10.9		Severance Agreement between BlueLinx Corporation and Barbara V. Tinsley, dated May 7, 2004	(C)
10.10		BlueLinx Holdings Inc. Equity Incentive Plan	(C)
10.11		Form of Indemnification Agreement	(A)
10.12		Form of Mortgage and Security Agreement	(A)
10.13		Guaranty Agreement dated as of October 26, 2004, by BlueLinx for the benefit of Column Financial, Inc.	(A)
10.14		Amended and Restated Master Lease Agreement dated as of October 26, 2004, by and between ABPAL (Midfield) LLC and the other parties identified as landlords therein and BlueLinx Corporation as tenant	(A)
10.15		Loan Agreement dated as of October 26, 2004 between the entities set forth therein collectively as borrower and Column Financial, Inc. as lender	(A)
10.16		Promissory Note dated October 26, 2004 made by the Subsidiaries of BlueLinx listed as Borrower therein in favor of Column Financial, Inc. in the principal amount of $165,000,000.00	(A)
10.17		Environmental Indemnity Agreement dated as of October 26, 2004 by BlueLinx and its Subsidiaries listed as Borrower therein in favor of Column Financial, Inc.	(A)

Exhibit
Number	Item

10.18	First Amendment to Loan and Security Agreement and Consent, dated as of October 26, 2004, by and among BlueLinx Corporation, the financial institutions signatory thereto as lenders, Congress as administrative and collateral agent for the lenders and for the Bank Product Providers (as defined therein) and Congress and Goldman Sachs Credit Partners, L.P., as co-lead arrangers for the credit facility and as co-syndication agents for the credit facility, Bank of America, N.A., Wells Fargo Foothill, LLC and JPMorgan Chase Bank as documentation agents and BlueLinx Corporation	(A)
14.1	Code of Ethics for BlueLinx	*
21.1	List of subsidiaries of the Company	(A)
31.1	Certification of Charles H. McElrea, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of David J. Morris, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Charles H. McElrea, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of David J. Morris, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

†	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

(A)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on November 26, 2004.

(B)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 8, 2004.

(C)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on November 26, 2004.
      (b) Reports on Form 8-K

Form 8-K filed on March 11, 2005, announcing fourth quarter and fiscal 2004 financial results.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUELINX HOLDINGS INC.
(Registrant)

/s/ David J. Morris

By:	David J. Morris

Chief Financial Officer and Treasurer
Date: March 22, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Name	Capacity	Date

/s/ Charles H. McElrea Charles H. McElrea	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2005

/s/ David J. Morris David J. Morris	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 22, 2005

/s/ Joel A. Asen Joel A. Asen	Director	March 22, 2005

/s/ Jeffrey J. Fenton Jeffrey J. Fenton	Chairman	March 22, 2005

/s/ Stephen E. Macadam Stephen E. Macadam	Director	March 22, 2005

/s/ Steven F. Mayer Steven F. Mayer	Director	March 22, 2005

/s/ Michael E. Rossi Michael E. Rossi	Director	March 22, 2005

/s/ Alan H. Schumacher Alan H. Schumacher	Director	March 22, 2005

/s/ Lenard B. Tessler Lenard B. Tessler	Director	March 22, 2005

/s/ Robert G. Warden Robert G. Warden	Director	March 22, 2005