Form 10-Q
period 2005-04-02
BlueLinx Holdings Inc.
filed 2005-05-09
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-32383

BlueLinx Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	77-0627356 (I.R.S. Employer Identification No.)

4300 Wildwood Parkway, Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)

(770) 953-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 9, 2005 there were 30,185,000 shares of our common stock, par value $0.01 outstanding.

BLUELINX HOLDINGS INC.

Form 10-Q

For the Quarter Ended April 2, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUELINX HOLDINGS INC.
(formerly ABP Distribution Holdings Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND BUILDING PRODUCTS DISTRIBUTION DIVISION
OF GEORGIA-PACIFIC CORPORATION
STATEMENT OF REVENUE AND DIRECT EXPENSES
(In thousands, except per share data)
(unaudited)

			Distribution
	BlueLinx	BlueLinx	Division
	Period from	Period from	Period from
	January 2, 2005	Inception (March	January 4,
	to	8, 2004) to	2004 to
	April 2, 2005	April 3, 2004	April 3, 2004
Net sales	$1,351,619	$—	$1,279,882
Cost of sales	1,232,291	—	1,125,784

Gross profit	119,328	—	154,098

Operating expenses:
Selling, general, and administrative	91,435	584	94,097
Depreciation and amortization	4,243	—	4,431

Total operating expenses	95,678	584	98,528

Operating income (loss)	23,650	(584)	55,570
Non-operating expenses:
Interest expense	9,334	—	—
Other expense, net	129	—	306

Income before provision (benefit) for income taxes	14,187	(584)	55,264
Provision (benefit) for income taxes	5,769	(228)	20,945

Net income (loss)	$8,418	$(356)	$34,319

Basic weighted average number of common shares outstanding	30,155

Basic net income per share applicable to common stock	$0.28

Diluted weighted average number of common shares outstanding	30,458

Diluted net income per share applicable to common stock	$0.28

Dividends declared per share of common stock	$0.125

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distribution Holdings Inc.)

CONSOLIDATED BALANCE SHEETS
(In thousands)

	BlueLinx	BlueLinx
	April 2, 2005	January 1, 2005
	(unaudited)
Assets:
Current assets:
Cash	$18,706	$15,572
Receivables	499,423	363,688
Inventories	517,913	500,231
Deferred income taxes	7,151	6,122
Other current assets	35,241	34,203

Total current assets	1,078,434	919,816

Property, plant, and equipment:
Land and land improvements	55,573	55,573
Buildings	93,133	93,133
Machinery and equipment	46,752	41,063
Construction in progress	1,414	5,089

Property, plant, and equipment, at cost	196,872	194,858
Accumulated depreciation	(11,267)	(7,880)

Property, plant, and equipment, net	185,605	186,978
Other non-current assets	29,747	30,268

Total assets	$1,293,786	$1,137,062

Liabilities:
Current liabilities:
Accounts payable	$338,358	$270,271
Bank overdrafts	38,557	32,033
Accrued compensation	9,303	18,292
Current maturities of long-term debt	153,247	94,103
Other current liabilities	13,091	13,142

Total current liabilities	552,556	427,841

Non-current liabilities
Long-term debt	574,000	558,000
Deferred income taxes	667	740
Other long-term liabilities	11,049	8,989

Total liabilities	1,138,272	995,570

Shareholder’s Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 30,185,000 and 29,500,000 shares issued and outstanding at April 2, 2005 and January 1, 2005, respectively	302	295
Additional paid-in-capital	130,733	121,306
Accumulated other comprehensive income	(844)	(789)
Retained earnings	25,323	20,680

Total shareholders’ equity	155,514	141,492

Total liabilities and equity	$1,293,786	$1,137,062

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distribution Holdings Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND
BUILDING PRODUCTS DISTRIBUTION DIVISION
OF GEORGIA-PACIFIC CORPORATION
STATEMENT OF DIRECT CASH FLOWS
(In thousands)
(unaudited)

			Distribution
		BlueLinx	Division
	BlueLinx Period	Period from	Period from
	from January 2,	Inception (March 8,	January 4,
	2005 to	2004) to	2004 to
	April 2, 2005	April 3, 2004	April 3, 2004
Cash flows from operating activities:
Net income (loss)	$8,418	$(356)	$34,319
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	4,243	—	4,431
Amortization of debt issue costs	1,005	—	—
Deferred income tax provision (benefit)	(1,102)	(228)	4,401
Changes in assets and liabilities:
Receivables	(135,735)	—	(203,726)
Inventories	(17,682)	—	(118,904)
Accounts payable	68,087	3,267	100,301
Changes in other working capital	(9,465)	(2,683)	(23,110)
Other	778	—	(1,711)

Net cash used in operating activities	(81,453)	—	(203,999)

Cash flows from investing activities:
Property, plant and equipment investments	(2,048)	—	(1,152)
Proceeds from sale of assets	140	—	203

Net cash used in investing activities	(1,908)	—	(949)

Cash flows from financing activities:
Net transactions with Georgia-Pacific Corporation	—	—	211,098
Issuance of common stock, net	8,600	—	—
Net increase in revolving credit facility	75,144	—	—
Increase (decrease) in bank overdrafts	6,524	—	(6,432)
Common dividends paid	(3,773)	—	—

Net cash provided by financing activities	86,495	—	204,666

Increase (decrease) in cash	3,134	—	(282)
Balance, beginning of period	15,572	—	506

Balance, end of period	$18,706	$—	$224

Supplemental Cash Flow Information
Income taxes paid for the period	$10,592	$—	$16,544

Interest paid during the period	$8,291	$—	$—

See accompanying notes.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation and Background

     Basis of Presentation

     BlueLinx Holdings Inc. (“BlueLinx” or the “Company”) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 1, 2005, as filed with the Securities and Exchange Commission (“SEC”).

     The Company believes the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of its financial position, results of operations and cash flows for the periods presented. The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the operating results for interim periods may not be indicative of the results of operations for a full year.

     The Company was created on March 8, 2004 as a Georgia corporation named ABP Distribution Holdings Inc. On May 7, 2004, the Company and its subsidiary, BlueLinx Corporation, acquired the assets of the Building Products Distribution Division (the “Division”) of Georgia-Pacific Corporation (“Georgia-Pacific”), pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). On August 30, 2004, ABP Distribution Holdings Inc. merged into BlueLinx Holdings Inc., a Delaware corporation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     The financial statements of BlueLinx for the period from inception (March 8, 2004) to April 3, 2004 reflect the Company’s financial results before the purchase of the assets of the Division on May 7, 2004. The financial statements of the Division reflect the accounts and results of certain operations of the business conducted by the Division. The accompanying combined financial statements of the Division have been prepared from Georgia-Pacific’s historical accounting records and are presented on a carve-out basis reflecting these certain assets, liabilities, and operations. The Division was an unincorporated business of Georgia-Pacific and, accordingly, Georgia-Pacific’s net investment in these operations (parent’s net investment) was used in lieu of shareholder’s equity. All significant intradivision transactions have been eliminated. The financial statements are not necessarily indicative of the financial position, results of operations and cash flows that might have occurred had the Division been an independent entity not integrated into Georgia-Pacific’s other operations. Also, they may not be indicative of the actual financial position that might have otherwise resulted, or of future results of operations or financial position of the Division. The Company operates as one reportable segment.

2. Summary of Significant Accounting Policies

Earnings per Common Share

     Basic and diluted earnings per share are computed by dividing net income less dividend requirements on the series A preferred stock by the weighted average number of common shares outstanding for the period. The Company redeemed all of its outstanding series A preferred stock during fiscal 2004.

     Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options using the treasury stock method.

Inventory Valuation

     Inventories purchased from unaffiliated entities are valued at the lower of moving average cost or market. During the pre-acquisition period, the last-in, first-out (LIFO) method was used to determine the cost of those inventories purchased from Georgia-Pacific. The impact of the change in the LIFO reserve on cost of sales for the first quarter of fiscal 2004 was $1.9 million of expense. Inventories consist primarily of finished goods.

Common Stock Dividends

     During the first quarter of fiscal 2005, the Company’s board of directors declared a quarterly dividend of $0.125 per share on the Company’s common stock. The dividend was paid on March 31, 2005 to shareholders of record as of March 20, 2005. The Company’s controlling shareholder, Cerberus ABP Investor LLC (“Cerberus”), received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of the Company’s common stock as of the record date.

Comprehensive Income

     The calculation of comprehensive income (loss) is as follows:

			Distribution
	BlueLinx	BlueLinx	Division
	Period from	Period from	Period from
	January 2, 2005	Inception (March	January 4,
	to	8, 2004) to	2004 to
	April 2, 2005	April 3, 2004	April 3, 2004
Net income	$8,418	$(356)	$34,319
Other comprehensive income (loss):
Foreign currency translation, net of taxes	(55)	—	(173)

Comprehensive income (loss)	$8,363	$(356)	$34,146

3. Employee Benefits

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

     Net periodic pension cost for our pension plans included the following:

Period from January 2,
2005 to April 2, 2005
(In thousands)
Service cost	$650
Interest cost on projected benefit obligation	970
Expected return on plan assets	(1,208)

Net periodic pension cost	$412

4. Revolving Credit Facility

     As of April 2, 2005, the Company had outstanding borrowings of $562 million and availability of $133 million under the terms of its revolving credit facility. The Company classifies the lowest projected balance of the credit facility over the next twelve months of $409 million as long term debt.

     As of April 2, 2005 the Company had outstanding letters of credit totaling $4.4 million, primarily for the purposes of securing collateral requirements under the casualty insurance programs for the Company and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.

5. Related Party Transactions

Temporary Staffing Provider

     The Company uses Tandem Staffing Solutions (“Tandem”), an affiliate of Cerberus, as the temporary staffing company for its office located in Atlanta, Georgia. These expenses totaled $503,714 for the first quarter of fiscal 2005. As of April 2, 2005 and January 1, 2005, the Company had accounts payable in the amount of $135,614 and $136,000 to Tandem, respectively.

Overhead Expense Reimbursement

     For the first quarter of fiscal 2005, the Company incurred expenses in the amount of $16,784 related to reimbursements to Cerberus for various overhead expenses directly related to the Company’s business. These expenses totaled $183,000 for the period from inception (March 8, 2004) to January 1, 2005.

Other Selling, General and Administrative

     The Company uses ATC Associates, Inc. and SBI Group, Cerberus affiliates, for real estate surveys and IT consulting. These expenses totaled $27,461 for the first quarter of fiscal 2005.

Information Systems

     The Company purchased software licenses and a three year maintenance agreement from SSA Global, a Cerberus affiliate. These payments were directly related to the transfer of the Company’s existing financial reporting software from Georgia-Pacific. These payments totaled $242,611 for first quarter of fiscal 2005.

6. Commitments and Contingencies

Operating Leases

     At April 2, 2005, total commitments of the Company under long-term, non-cancelable operating leases were as follows (in thousands):

2005	$4,938
2006	6,469
2007	6,725
2008	6,639
2009	6,339
Thereafter	13,082

Total	$44,192

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

Collective Bargaining Agreements

     Approximately 35% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 4% of the Company’s work force will expire within one year.

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

7. Supplemental Condensed Consolidating/Combined Financial Statements

     The condensed consolidating financial information as of April 2, 2005 and January 1, 2005 and for the period from January 2, 2005 to April 2, 2005 is provided pursuant to the requirements of Regulation S-X due to restrictions in the Company’s revolving credit facility that limit distributions by BlueLinx Corporation, a wholly owned subsidiary of the Company, to BlueLinx Holdings Inc. (“Parent”), which, in turn, may limit the Company’s ability to pay dividends to holders of its common stock (see the Company’s Annual Report on Form 10-K for the year ended January 1, 2005, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated/combining financial statements are sixty-one single member limited liability companies, which are wholly owned by the Parent (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either the Parent or BlueLinx Corporation. The supplemental condensed combining financial statements for the period from January 4, 2004 to April 3, 2004 also present the financial position, results of operations and cash flows for the pre-acquisition period as if the current structure of the Company has been outstanding for each period presented by combining the Distribution Division for the period from January 4, 2004 to April 3, 2004 and BlueLinx Holdings Inc. for the period from inception (March 8, 2004) to April 3, 2004.

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 2, 2005 to April 2, 2005 follows:

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,351,619	$4,900	$(4,900)	$1,351,619
Cost of sales	—	1,232,291	—	—	1,232,291

Gross profit	—	119,328	4,900	(4,900)	119,328

Operating expenses:
Selling, general and administrative	433	95,810	92	(4,900)	91,435
Depreciation and amortization	—	3,167	1,076	—	4,243

Total operating expenses	433	98,977	1,168	(4,900)	95,678

Operating income (loss)	(433)	20,351	3,732	—	23,650
Non-operating expenses:
Interest expense	—	6,961	2,373	—	9,334
Other expense, net	—	129	—	—	129

Income before provision (benefit) for income taxes	(433)	13,261	1,359	—	14,187
Provision (benefit) for income taxes	(169)	5,407	531		5,769
Equity in income (loss) of subsidiaries	8,682	—	—	(8,682)	—

Net income (loss)	$8,418	$7,854	$828	$(8,682)	$8,418

     The pre-acquisition condensed combining statement of operations of the Distribution Division for the period from January 4, 2004 to April 3, 2004 and for BlueLinx Holdings Inc. for the period from inception (March 8, 2004) to April 3, 2004 follows:

	Distribution
	Division
	excluding
	Warehouse	Warehouse
	Properties	Properties	Combined
Net sales	$1,279,882	$—	$1,279,882
Cost of sales	1,125,784	—	1,125,784

Gross profit	154,098	—	154,098
Operating expenses:
Selling, general and administrative	94,681	—	94,681
Depreciation and amortization	2,704	1,727	4,431

Total operating expenses	97,385	1,727	99,112

Operating income (loss)	56,713	(1,727)	54,986
Non-operating expenses:
Other expense, net	306	—	306

Income before provision (benefit) for income taxes	56,407	(1,727)	54,680
Provision (benefit) for income taxes	21,371	(654)	20,717

Net income (loss)	$35,036	$(1,073)	$33,963

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of April 2, 2005 follows:

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$18,706	$—	$—	$18,706
Receivables	—	499,423	—	—	499,423
Inventories	—	517,913	—	—	517,913
Deferred income taxes	—	7,151	—	—	7,151
Other current assets	954	34,287	—	—	35,241
Intercompany receivable	169	2,614	2,251	(5,034)	—

Total current assets	1,123	1,080,094	2,251	(5,034)	1,078,434

Property, plant and equipment:
Land and land improvements	—	1,413	54,160	—	55,573
Buildings	—	3,091	90,042	—	93,133
Machinery and equipment	—	46,752	—	—	46,752
Construction in progress	—	1,414	—	—	1,414

Property, plant and equipment, at cost	—	52,670	144,202	—	196,872
Accumulated depreciation	—	(7,380)	(3,887)	—	(11,267)

Property, plant and equipment, net	—	45,290	140,315	—	185,605
Investment in subsidiaries	156,836	—	—	(156,836)	—
Deferred income taxes	—	3,268	—	(3,268)	—
Other non-current assets	—	24,722	5,025	—	29,747

Total assets	$157,959	$1,153,374	$147,591	$(165,138)	$1,293,786

Liabilities:
Current liabilities:
Accounts payable	$—	$338,358	$—	$—	$338,358
Bank overdrafts	—	38,557	—	—	38,557
Accrued compensation	—	9,303	—	—	9,303
Current maturities of long-term debt	—	153,247	—	—	153,247
Other current liabilities	—	11,249	1,842	—	13,091
Intercompany payable	2,445	2,420	169	(5,034)	—

Total current liabilities	2,445	553,134	2,011	(5,034)	552,556

Non-current liabilities:
Long-term debt	—	409,000	165,000	—	574,000
Deferred income taxes	—	—	3,935	(3,268)	667
Other long-term liabilities	—	10,224	825	—	11,049

Total liabilities	2,445	972,358	171,771	(8,302)	1,138,272

Shareholders’ Equity/Parent’s Investment	155,514	181,016	(24,180)	(156,836)	155,514

Total liabilities and equity	$157,959	$1,153,374	$147,591	$(165,138)	$1,293,786

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 1, 2005 follows:

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$3	$15,569	$—	$—	$15,572
Receivables	—	363,688	—	—	363,688
Inventories	—	500,231	—	—	500,231
Deferred income tax assets	—	6,122	—	—	6,122
Other current assets	1,258	32,945	—	—	34,203
Intercompany receivable	167	4,012	2,251	(6,430)	—

Total current assets	1,428	922,567	2,251	(6,430)	919,816

Property, plant and equipment:
Land and land improvements	—	1,412	54,161	—	55,573
Buildings	—	3,091	90,042	—	93,133
Machinery and equipment	—	41,063	—	—	41,063
Construction in progress	—	5,089	—	—	5,089

Property, plant and equipment, at cost	—	50,655	144,203	—	194,858
Accumulated depreciation	—	(5,068)	(2,812)	—	(7,880)

Property, plant and equipment, net	—	45,587	141,391	—	186,978
Investment in subsidiaries	145,146	—	—	(145,146)	—
Deferred income taxes	—	3,456	—	(3,456)	—
Other non-current assets	—	25,715	4,553	—	30,268

Total assets	$146,574	$997,325	$148,195	$(155,032)	$1,137,062

Liabilities:
Current liabilities:
Accounts payable	$1,070	$269,201	$—	$—	$270,271
Bank overdrafts	—	32,033	—	—	32,033
Accrued compensation	—	18,292	—	—	18,292
Current maturities of long-term debt	—	94,103	—	—	94,103
Other current liabilities	—	11,897	1,245	—	13,142
Intercompany payable	4,012	2,251	167	(6,430)	—

Total current liabilities	5,082	427,777	1,412	(6,430)	427,841

Non-current liabilities:
Long-term debt	—	393,000	165,000	—	558,000
Deferred income taxes	—	—	4,196	(3,456)	740
Other long-term liabilities	—	8,989	—	—	8,989

Total liabilities	5,082	829,766	170,608	(9,886)	995,570

Shareholders’ Equity/Parent’s Investment	141,492	167,559	(22,413)	(145,146)	141,492

Total liabilities and equity	$146,574	$997,325	$148,195	$(155,032)	$1,137,062

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 2, 2005 to April 2, 2005 follows:

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,418	$7,854	$828	$(8,682)	$8,418
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	3,167	1,076	—	4,243
Amortization of debt issue costs	—	661	344	—	1,005
Deferred income tax provision (benefit)	—	(841)	(261)	—	(1,102)
Equity in earnings of subsidiaries	(8,682)	—	—	8,682	—
Changes in assets and liabilities:
Receivables	—	(135,735)	—	—	(135,735)
Inventories	—	(17,682)	—	—	(17,682)
Accounts payable	(1,070)	69,157	—	—	68,087
Changes in other working capital	304	(10,366)	597	—	(9,465)
Intercompany receivable	(2)	1,398	—	(1,396)	—
Intercompany payable	(1,567)	169	2	1,396	—
Other	—	769	9	—	778

Net cash provided by (used in) operating activities	(2,599)	(81,449)	2,595	—	(81,453)

Cash flows from investing activities:
Investment in subsidiaries	(2,231)	—	—	2,231	—
Property, plant and equipment investments	—	(2,048)	—	—	(2,048)
Proceeds from sale of assets	—	140	—	—	140

Net cash used in investing activities	(2,231)	(1,908)	—	2,231	(1,908)

Cash flows from financing activities:
Net transactions with Parent	—	4,826	(2,595)	(2,231)	—
Issuance of common stock, net	8,600	—	—	—	8,600
Net increase in revolving credit facility	—	75,144	—	—	75,144
Increase (decrease) in bank overdrafts	—	6,524	—	—	6,524
Common dividends paid	(3,773)	—	—	—	(3,773)

Net cash provided by (used in) financing activities	4,827	86,494	(2,595)	(2,231)	86,495

Increase (decrease) in cash	(3)	3,137	—	—	3,134
Balance, beginning of period	3	15,569	—	—	15,572

Balance, end of period	$—	$18,706	$—	$—	$18,706

     The pre-acquisition condensed combining statement of cash flows for the Distribution Division the period from January 4, 2004 to April 3, 2004 and for BlueLinx Holdings Inc for the period from inception (March 8, 2004) to April 3, 2004 follows:

	Distribution Division excluding Warehouse Properties	Warehouse Properties	Combined
Cash flows from operating activities:
Net income (loss)	$35,036	$(1,073)	$33,963
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	2,704	1,727	4,431
Deferred income tax provision (benefit)	4,173	—	4,173
Changes in assets and liabilities:
Receivables	(203,726)	—	(203,726)
Inventories	(118,904)	—	(118,904)
Accounts payable	103,568	—	103,568
Changes in other working capital	(25,793)	—	(25,793)
Other	(1,711)	—	(1,711)

Net cash used in operating activities	(204,653)	654	(203,999)

Cash flows from investing activities:
Property, plant and equipment investments	(1,152)	—	(1,152)
Proceeds from sale of assets	203	—	203

Net cash used in investing activities	(949)	—	(949)

Cash flows from financing activities:
Net transactions with Georgia-Pacific	211,752	(654)	211,098
Decrease in bank overdrafts	(6,432)	—	(6,432)

Net cash provided by financing activities	205,320	(654)	204,666

Increase (decrease) in cash	(282)	—	(282)
Balance, beginning of period	506	—	506

Balance, end of period	$224	$—	$224

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended January 1, 2005 as filed with the U.S. Securities and Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended January 1, 2005 as filed with the U.S. Securities and Exchange Commission and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute;

•	the activities of competitors;

•	changes in significant operating expenses;

•	changes in the availability of capital;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	general economic and business conditions in the United States;

•	acts of war or terrorist activities;

•	variations in the performance of the financial markets; and

•	the other factors described herein under “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended January 1, 2005 as filed with the U.S. Securities and Exchange Commission.

     Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Overview

Company Background

     The Company is a leading distributor of building products in the United States. The Company distributes over 10,000 products to more than 11,700 customers through its network of more than 60 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. The Company distributes products in two principal categories: structural products and specialty products. Structural products include plywood, OSB, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 56% of the Company’s first quarter of fiscal 2005 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products. Specialty products accounted for approximately 44% of the Company’s first quarter of fiscal 2005 gross sales.

Acquisition of Building Products Distribution Division’s Assets from Georgia-Pacific

     On March 12, 2004, the Company and its operating company, BlueLinx Corporation, entered into two separate definitive agreements to acquire the real estate and operating assets, respectively, of the distribution division of Georgia-Pacific Corporation (the “Division”). The transactions were consummated on May 7, 2004. The Company refers to the period prior to May 7, 2004 as the “pre-acquisition period.” The Division’s financial data for the pre-acquisition period generally will not be comparable to the Company’s financial data for the period after the acquisition. The principal factors affecting comparability are incremental costs that the Company will incur as a separate company, discussed in greater detail below; interest costs attributable to debt the Company incurred in connection with the acquisition transactions and mortgage refinancing transactions; and the effects of purchase method of accounting applied to the acquisition transactions. The acquisition of the assets of the Division was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for at their fair market values at the date of consummation.

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

     Transition Agreements. During the pre-acquisition period, Georgia-Pacific charged the Division for the estimated cost of certain functions that were managed by Georgia-Pacific and could reasonably be directly attributed to the operations of the Division. These costs included dedicated human resources, legal, accounting and information systems support. The charges to the Division were based on Georgia-Pacific management’s estimate of the services specifically used by the Division. Where determinations based on specific usage alone were impracticable, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the cost attributable to the Division. The total of the allocations was $4.4 million for the first quarter of fiscal 2004. Certain general corporate expenses were not allocated to the Division. These expenses included portions of property and casualty insurance premiums, health and welfare administration costs, human resources administration costs, finance administration costs and legal costs. The Company estimates that these incremental costs would have been approximately $3.3 million for the first quarter of fiscal 2004.

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

     Charges for transition services were approximately $1 million per month. The Company ceased to incur these charges during the first quarter of fiscal 2005. The total cost for transition services from the completion of the acquisition through April 2, 2005 was approximately $8.4 million.

Sales Revenue Variances

     The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price, in each case for the first quarter of fiscal 2005, the first quarter of fiscal 2004, fiscal 2004 and fiscal 2003.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2005	Q1 2004	2004	2003
	(Dollars in millions)
Sales by Category
Structural Products	$767	$739	$3,225	$2,401
Specialty Products	595	541	2,391	1,924
Unallocated Allowances and Adjustments	(10)	—	(58)	(53)

Total Sales	$1,352	$1,280	$5,558	$4,272

Sales Variances
Unit Volume $ Change	$44	$74	$351	$94
Price/Other*	28	329	935	444

Total $ Change	$72	$403	$1,286	$538

Unit Volume % Change	3.4%	8.4%	8.2%	2.5%
Price/Other*	2.2%	37.6%	21.9%	11.9%

Total % Change	5.6%	46.0%	30.1%	14.4%

*	Other includes unallocated allowances and discounts and the impact of the 53rd week in fiscal 2003.

     The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the first quarter of fiscal 2005, the first quarter of fiscal 2004, fiscal 2004 and fiscal 2003.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2005	Q1 2004	2004	2003
	(Dollars in millions)
Sales by Channel
Warehouse/Reload	$877	$854	$3,819	$2,935
Direct	485	426	1,797	1,390
Unallocated Allowances and Adjustments	(10)	—	(58)	(53)

Total	$1,352	$1,280	$5,558	$4,272

Gross Margin by Channel
Warehouse/Reload	$102	$132	$459	$380
Direct	17	22	84	74
Unallocated Allowances and Adjustments	—	—	18	3

Total	$119	$154	$561	$457

Gross Margin % by Channel
Warehouse/Reload	11.6%	15.5%	12.0%	12.9%
Direct	3.5%	5.2%	4.7%	5.3%
Unallocated Allowances and Adjustments	0.0%	0.0%	0.3%	0.1%

Total	8.8%	12.0%	10.1%	10.7%

Fiscal Year

     The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2004 contained 52 weeks and fiscal year 2003 contained 53 weeks. The additional week in fiscal year 2003 was included in the fourth quarter of that year.

Results of Operations

First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

     The following table sets forth the Company’s and the Division’s results of operations for the first quarter of fiscal 2005 and first quarter of fiscal 2004. The results of operations for the first quarter fiscal 2004 combine the pre-acquisition period from January 4, 2004 to April 3, 2004 of the Division and the period from inception (March 8, 2004) to April 3, 2004 of the Company.

	BlueLinx		BlueLinx		Pre-Acquisition
	Period		Period from		Period		Combined
	from		Inception		from		Period from
	January 2, 2005	% of	(March 8,	% of	January 4, 2004	% of	January 4, 2004	% of
	to	Net	2004) to	Net	to	Net	to	Net
	April 2, 2005	Sales	April 3, 2004	Sales	April 3, 2004	Sales	April 3, 2004	Sales
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,351,619	100.0%	$—	—	$1,279,882	100.0%	$1,279,882	100.0%
Gross profit	119,328	8.8%	—	—	154,098	12.0%	154,098	12.0%
Selling, general & administrative	91,435	6.8%	584	—	94,097	7.4%	94,681	7.4%
Depreciation and amortization	4,243	0.3%	—	—	4,431	0.3%	4,431	0.3%

Operating income	23,650	1.7%	(584)	—	55,570	4.3%	54,986	4.3%
Interest expense	9,334	0.7%	—	—	—	0.0%	—	0.0%
Other expense (income), net	129	0.0%	—	—	306	0.0%	306	0.0%

Income before provision for income taxes	14,187	1.0%	(584)	—	55,264	4.3%	54,680	4.3%
Income tax provision (benefit)	5,769	0.4%	(228)	—	20,945	1.6%	20,717	1.6%

Net income	$8,418	0.6%	$(356)	—	$34,319	2.7%	$33,963	2.7%

     Net Sales. For the first quarter of fiscal 2005, net sales increased by 5.6%, or $72 million, to $1.35 billion. The increase in net sales was driven by a 3.4% increase in unit volume which increased sales by $44 million and slightly higher product prices which increased sales by $28 million. Although net sales in the Central, Southwest, Southeast and Mid-Atlantic regions all increased compared to the prior year period, the increases were partially offset by decreases in net sales in each of the West, Northwest and Midwest regions, which were all affected by various weather conditions during the first quarter of fiscal 2005.

     Gross Profit. Gross profit for the first quarter of fiscal 2005 was $119 million compared to $154 million in the prior year period. The decline in gross profit is primarily due to the decrease in margins for structural products, metal products, and certain specialty products. The gross profit margin of 12% for the first quarter of fiscal 2004 was significantly above the business’s long term average gross profit margin due to inventory profits associated with a rapid escalation of structural product prices in the first quarter of fiscal 2004.

     Operating Expenses. Selling, general and administrative expenses for first quarter fiscal 2005 were $91.4 million, or 6.8% of net sales, compared to $94.7 million, or 7.4% of net sales, during the first quarter of fiscal 2004. The reduction in operating expenses was primarily the result of reduced incentive compensation expense related to lower gross margins and reduced operating results for the first quarter of fiscal 2005.

     Depreciation and Amortization. Depreciation and amortization expense totaled $4.2 million for first quarter fiscal 2005, while depreciation expense totaled $4.4 million for first quarter fiscal 2004. Property, plant and equipment was purchased by the Company for less than Georgia-Pacific’s book value. As a result, book value and associated depreciation following the acquisition is lower than it was during the pre-acquisition period. The Company did not have any amortization expense during the pre-acquisition period.

     Operating Income. Operating income for the first quarter of fiscal 2005 was $23.7 million, or 1.7% of sales, versus $55.0 million, or 4.3% of sales, in the first quarter of fiscal 2004, reflecting the decline in gross profit, partially offset by lower operating expenses.

     Interest Expense. Interest expense totaled $9.3 million for the first quarter of fiscal 2005. Interest expense related to the Company’s revolving credit facility and mortgage was $6.3 million and $2.0 million, respectively. Interest expense includes $1.0 million of debt issue cost amortization. The Division did not incur interest expense prior to the acquisition.

     Provision for Income Taxes. The effective tax rate was 40.7% and 37.9% for the first quarter of fiscal 2005 and the first quarter of fiscal 2004, respectively. The increase in the effective tax rate is principally due to the fact that BlueLinx is now a stand-alone company. As part of Georgia-Pacific, the Division was combined with the other divisions of Georgia-Pacific for state tax purposes. As a stand-alone company, we are projecting a state tax rate approximately 2% higher than Georgia-Pacific’s carve-out rate. The other differences resulted from higher non-deductible expenses and deemed reparations of Canadian earnings.

     Net Income. Net income for the first quarter of fiscal 2005 was $8.4 million compared to net income of $34.0 million for the first quarter of fiscal 2004. The Company’s net income for 2004 was achieved as a division of Georgia-Pacific and did not include interest expense and certain corporate overhead expenses that are included in the results for the first quarter of fiscal 2005.

     On a per-share basis, basic and diluted income applicable to common stockholders for the first quarter of fiscal 2005 were each $0.28. Earnings per share for the first quarter of fiscal 2004 are not available as a result of the business operating for much of that period as a division of Georgia-Pacific.

Seasonality

     The Company is exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first quarter is the Company’s slowest quarter due to the impact of poor weather on the construction market. The Company’s second quarter typically improves from its first quarter as the weather begins to improve and held-over construction demand from the winter season is released. The Company’s third quarter is typically its strongest quarter, reflecting a substantial increase in construction due to more favorable weather conditions. The Company’s working capital and accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. The fourth quarter is typically the Company’s second slowest quarter due to the decline in construction with the onset of the winter season. The Company expects these trends to continue for the foreseeable future.

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

     The Company’s capital expenditures for the first quarter of fiscal 2005 were approximately $2.0 million, and were incurred primarily in connection with mobile equipment. The Company’s capital expenditures were paid for from cash flows provided by operating activities or borrowings under its revolving credit facility. The Company estimates that capital expenditures for

2005 will be approximately $12 million, primarily for mobile equipment consisting of trucks, trailers, forklifts and automobiles. The Company’s 2005 capital expenditures are anticipated to be paid from its current cash, cash provided from operating activities or borrowings under its revolving credit facility. Part of the Company’s growth strategy is to selectively pursue acquisitions. The Company may use cash or stock, or a combination of both, as acquisition currency. The Company’s cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, the Company’s liquidity position may be adversely impacted. In addition, there can be no assurance that the Company will be successful in implementing its acquisition strategy. For a discussion of the risks associated with the Company’s acquisition strategy, see risk factor on integrating acquisitions.

     The following tables indicate the Company’s working capital and cash flows for the periods indicated.

	BlueLinx at	BlueLinx at
	April 2,	January 1,
	2005	2005
	(Unaudited)
	(Dollars in thousands)
Working capital	$525,878	$491,975

		BlueLinx
	BlueLinx	Period from	Distribution
	Period from	Inception	Division	Combined
	January 2,	(March 8,	Period from	Period from
	2005 to	2004) to	January 4, 2004	January 4, 2004
	April 2,	April 3,	to	to
	2005	2004	April 3, 2004	April 3, 2004
	(Dollars in thousands)
Cash flows used for operating activities	$(81,453)	—	$(203,999)	$(203,999)
Cash flows used for investing activities	(1,908)	—	(949)	(949)
Cash flows provided by financing activities	$86,495	—	$204,666	$204,666

Working Capital

     Working capital increased by $34 million to $526 million at April 2, 2005, from $492 million at January 1, 2005. Accounts receivable increased by $136 million and finished goods inventories increased by $18 million; these increases were partially offset by a $68 million increase in accounts payable. Additionally, cash increased from $15.6 million on January 1, 2005 to $18.7 million at April 2, 2005. The $18.7 million of cash on the Company’s balance sheet at April 2, 2005 primarily reflects customer remittances received in the Company’s lock boxes on Friday and Saturday that are not available until the next Monday, which is part of the following fiscal period.

Operating Activities

     During the first quarter of fiscal 2005 and fiscal 2004, cash flows used in operating activities totaled $81.5 million and $204 million, respectively. The increase of $123 million in cash flows provided by operating activities was primarily driven by smaller increases in accounts receivable of $68.0 million, offset in part by a $25.5 million decline in earnings. Smaller increases in inventory of $101 million were offset by smaller increases in trade payables of $35.5 million.

Investing Activities

     During the first quarter of fiscal 2005 and fiscal 2004, cash flows used in investing activities totaled $1.9 million and $0.9 million, respectively.

     During the first quarter of fiscal 2005 and fiscal 2004, the Company’s expenditures for property and equipment were $2.0 million and $1.2 million, respectively. These expenditures were primarily for mobile equipment consisting of trucks, trailers, forklifts and sales force automobiles.

     Proceeds from the sale of property and equipment totaled $0.1 million and $0.2 million during the first quarter of fiscal 2005 and fiscal 2004, respectively.

Financing Activities

     Net cash provided by financing activities was $86.5 million during fiscal 2005 and $205 million during fiscal 2004. The change in cash provided by financing activities in the first quarter of fiscal 2005 primarily reflects the increase of the Company’s revolving credit facility ($75.1 million) and its issuance of the over-allotment shares ($8.6 million). The Company paid dividends of $3.8 million in the first quarter of fiscal 2005. During the pre-acquisition period, the Division was financed by Georgia-Pacific and the use of bank overdrafts.

Debt and Credit Sources

     On May 7, 2004, the Company’s operating company entered into a revolving credit facility. As of April 2, 2005, advances outstanding under the revolving credit facility were approximately $562 million. Borrowing availability was approximately $133 million and outstanding letters of credit on this facility were approximately $4.4 million. As of April 2, 2005, the interest rate on outstanding balances under the revolving credit facility was 4.65%.

     On October 27, 2004, the existing mortgage was refinanced by a new mortgage loan in the amount of $165 million, which was provided by Column Financial, Inc., a wholly-owned subsidiary of Credit Suisse First Boston LLC. The interest rate on the new mortgage loan is equal to LIBOR (subject to a 2% floor and a 6% cap), plus a 2.25% spread. On April 2, 2005, the interest rate was 5.06%.

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

Revenue Recognition

     The Company recognizes revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as FOB (free on board) shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site. Discounts and allowances are comprised of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been insignificant for each of the reported periods.

Allowance for Doubtful Accounts and Related Reserves

     The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. The Company maintains an allowance for doubtful accounts for each aging category on the Company’s aged trial balance based on the Company’s historical loss experience. This estimate is periodically adjusted when the Company becomes aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As the Company determines that specific balances will be ultimately uncollectible, the Company removes them from its aged trial balance. Additionally, the Company maintains reserves for cash discounts that it expects customers to earn as well as expected returns. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for each of the reported periods. At April 2, 2005 and January 1, 2005 these allowances totaled $13.8 million and $13.4 million, respectively.

Inventories

     Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined by the moving average cost method. The Company evaluates its inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At April 2, 2005, the lower of cost or market reserve totaled $45,000.

     Additionally, the Company maintains a reserve for the estimated value impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past twelve months or has turn days in excess of 360 days. At April 2, 2005 and January 1, 2005, the Company’s damaged and inactive inventory reserves totaled $3.7 million and $3.0 million, respectively.

Consideration Received from Vendors

     At the beginning of each calendar year, the Company enters into agreements with many of its vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. The Company accrues for the receipt of vendor rebates based on purchases, and also reduces inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for each of the reported periods.

Impairment of Long-Lived Assets

     Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. The Company derives the required cash flow estimates from its historical experience and its internal business plans and applies an appropriate discount rate. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. The Company’s judgment regarding the existence of impairment indicators is based on market and operational performance. There have been no adjustments to earnings resulting from the impairment of long-lived assets.

Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123R is effective for fiscal year 2006.

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

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005, other than those discussed below.

     The Company’s revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility could have an impact on results of operations. A change of 100 basis points in the market rate of interest would impact interest expense by approximately $5.6 million on an annual basis based on borrowings outstanding at April 2, 2005.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed, as of the end of the period covered by this report on Form 10-Q, under the supervision of the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

     There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the quarter ended April 2, 2005, there were no material changes to the Company’s previously disclosed legal proceedings. Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ITEM 6. EXHIBITS

Exhibits:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.

(Registrant)

Date: May 9, 2005	/s/ David J. Morris

David J. Morris
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.