Form 10-Q
period 2005-07-02
BlueLinx Holdings Inc.
filed 2005-08-08
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-32383
BlueLinx Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0627356
(State of Incorporation)	(I.R.S. Employer Identification No.)

4300 Wildwood Parkway, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)
(770) 953-7000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2005 there were 30,195,000 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended July 2, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
(formerly ABP Distribution Holdings Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND BUILDING PRODUCTS DISTRIBUTION DIVISION
OF GEORGIA-PACIFIC CORPORATION
STATEMENT OF REVENUE AND DIRECT EXPENSES
(In thousands, except per share data)
(unaudited)

	Second Quarter
			Distribution
	BlueLinx	BlueLinx	Division
	Period from	Period from	Period from
	April 3, 2005	April 4, 2004	April 4,
	to	to	2004 to
	July 2, 2005	July 3, 2004	May 7, 2004
Net sales	$1,486,976	$955,612	$605,452
Cost of sales	1,371,295	866,084	532,339

Gross profit	115,681	89,528	73,113

Operating expenses:
Selling, general, and administrative	87,948	61,652	45,106
Depreciation and amortization	4,557	2,317	1,744

Total operating expenses	92,505	63,969	46,850

Operating income	23,176	25,559	26,263
Non-operating expenses:
Interest expense	10,656	6,794	—
Other expense (income), net	224	(173)	307

Income before provision for income taxes	12,296	18,938	25,956
Provision for income taxes	4,545	7,386	9,837

Net income	7,751	11,552	$16,119

Less: Preferred stock dividends	—	1,484

Net income applicable to common shareholders	$7,751	$10,068

Basic weighted average number of common shares outstanding	30,186	18,100

Basic net income per share applicable to common stock	$0.26	$0.56

Diluted weighted average number of common shares outstanding	30,476	19,288

Diluted net income per share applicable to common stock	$0.25	$0.52

Dividends declared per share of common stock	$0.125

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distribution Holdings Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND BUILDING PRODUCTS DISTRIBUTION DIVISION
OF GEORGIA-PACIFIC CORPORATION
STATEMENT OF REVENUE AND DIRECT EXPENSES
(In thousands, except per share data)
(unaudited)

	Six Months Ended
			Distribution
	BlueLinx	BlueLinx	Division
	Period from	Period from	Period from
	January 2, 2005	Inception (March 8,	January 4,
	to	2004) to	2004 to
	July 2, 2005	July 3, 2004	May 7, 2004
Net sales	$2,838,595	$955,612	$1,885,334
Cost of sales	2,603,586	866,084	1,658,123

Gross profit	235,009	89,528	227,211

Operating expenses:
Selling, general, and administrative	179,383	62,236	139,203
Depreciation and amortization	8,800	2,317	6,175

Total operating expenses	188,183	64,553	145,378

Operating income	46,826	24,975	81,833
Non-operating expenses:
Interest expense	19,990	6,794	—
Other expense (income), net	353	(173)	614

Income before provision for income taxes	26,483	18,354	81,219
Provision for income taxes	10,314	7,158	30,782

Net income	16,169	11,196	$50,437

Less: Preferred stock dividends	—	1,484

Net income applicable to common shareholders	$16,169	$9,712

Basic weighted average number of common shares outstanding	30,170	18,100

Basic net income per share applicable to common stock	$0.54	$0.54

Diluted weighted average number of common shares outstanding	30,458	19,288

Diluted net income per share applicable to common stock	$0.53	$0.50

Dividends declared per share of common stock	$0.25

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distribution Holdings Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	BlueLinx	BlueLinx
	July 2, 2005	January 1, 2005
	(unaudited)
Assets:
Current assets:
Cash	$27,197	$15,572
Receivables, net	509,505	363,688
Inventories, net	486,133	500,231
Deferred income taxes	7,455	6,122
Other current assets	42,615	34,203

Total current assets	1,072,905	919,816

Property, plant, and equipment:
Land and land improvements	55,916	55,573
Buildings	94,083	93,133
Machinery and equipment	50,356	41,063
Construction in progress	88	5,089

Property, plant, and equipment, at cost	200,443	194,858
Accumulated depreciation	(14,794)	(7,880)

Property, plant, and equipment, net	185,649	186,978
Other non-current assets	27,953	30,268

Total assets	$1,286,507	$1,137,062

Liabilities:
Current liabilities:
Accounts payable	$335,147	$270,271
Bank overdrafts	42,493	32,033
Accrued compensation	8,541	18,292
Current maturities of long-term debt	124,595	94,103
Other current liabilities	13,246	13,142

Total current liabilities	524,022	427,841

Non-current liabilities
Long-term debt	590,000	558,000
Deferred income taxes	762	740
Other long-term liabilities	11,798	8,989

Total liabilities	1,126,582	995,570

Shareholder’s Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 30,195,000 and 29,500,000 shares issued and outstanding at July 2, 2005 and January 1, 2005, respectively	302	295
Additional paid-in-capital	131,301	121,306
Accumulated other comprehensive income (loss)	(981)	(789)
Retained earnings	29,303	20,680

Total shareholders’ equity	159,925	141,492

Total liabilities and shareholders’ equity	$1,286,507	$1,137,062

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distribution Holdings Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND
BUILDING PRODUCTS DISTRIBUTION DIVISION
OF GEORGIA-PACIFIC CORPORATION
STATEMENT OF DIRECT CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
			Distribution
		BlueLinx	Division
	BlueLinx Period	Period from	Period from
	from January 2,	Inception (March 8,	January 4,
	2005 to	2004) to	2004 to
	July 2, 2005	July 3, 2004	May 7, 2004
Cash flows from operating activities:
Net income	$16,169	$11,196	$50,437
Adjustments to reconcile net income to cash (used in) provided by operations:
Depreciation and amortization	8,800	2,317	6,175
Amortization of debt issue costs	1,893	459	—
Deferred income tax (benefit) provision	(1,311)	(2,255)	9,183
Changes in assets and liabilities:
Receivables	(145,817)	56,794	(292,350)
Inventories	14,098	1,348	(145,689)
Accounts payable	64,876	20,938	257,772
Changes in other working capital	(17,446)	(2,267)	2,464
Other	1,992	396	(1,974)

Net cash (used in) provided by operating activities	(56,746)	88,926	(113,982)

Cash flows from investing activities:
Acquisition of operating assets of division	—	(776,307)	—
Property, plant and equipment investments	(6,323)	(141)	(1,378)
Proceeds from sale of assets	650	—	252

Net cash used in investing activities	(5,673)	(776,448)	(1,126)

Cash flows from financing activities:
Net transactions with Georgia-Pacific Corporation	—	—	88,352
Issuance of preferred stock	—	95,000	—
Issuance of common stock, net	8,600	5,000	—
Proceeds from stock options exercised	38	—	—
Net increase in revolving credit facility	62,492	451,769	—
Proceeds from issuance of term loan	—	100,300	—
Proceeds from issuance of mortgage payable	—	100,000	—
Fees paid to issue debt	—	(15,192)	—
Increase (decrease) in bank overdrafts	10,460	(16,921)	26,250
Common dividends paid	(7,546)	—	—

Net cash provided by financing activities	74,044	719,956	114,602

Increase (decrease) in cash	11,625	32,434	(506)
Balance, beginning of period	15,572	—	506

Balance, end of period	$27,197	$32,434	$—

See accompanying notes.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation and Background
     Basis of Presentation
     BlueLinx Holdings Inc. (“BlueLinx” or the “Company”) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 1, 2005, as filed with the Securities and Exchange Commission (“SEC”). The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2004 contained 52 weeks.
     The Company believes the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of its financial position, results of operations and cash flows for the periods presented. The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material. In addition, the operating results for interim periods may not be indicative of the results of operations for a full year. The Company is exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry.
     The Company was created on March 8, 2004 as a Georgia corporation named ABP Distribution Holdings Inc. On May 7, 2004, the Company and its operating subsidiary, BlueLinx Corporation, acquired the assets of the Building Products Distribution Division (the “Distribution Division”) of Georgia-Pacific Corporation (“Georgia-Pacific”), pursuant to an asset purchase agreement (the “Asset Purchase Agreement”). On August 30, 2004, ABP Distribution Holdings Inc. merged into BlueLinx Holdings Inc., a Delaware corporation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     On December 17, 2004, the Company consummated an initial public offering of 9,500,000 shares of its common stock, par value $.01 per share, at the initial public offering price of $13.50 per share (the “Equity Offering”). On January 5, 2005, the underwriters for the Equity Offering exercised an option to purchase 685,000 additional shares of common stock to cover the over-allotment of shares in connection with the Equity Offering. The Company received net proceeds from the Equity Offering of $124 million (including net proceeds of $8.6 million from the exercise of the over-allotment option). Net proceeds from the offering and funds from the Company’s revolving credit facility were used (i) to repay the Company’s $100 million term loan plus accrued and unpaid interest thereon, and (ii) to redeem the remainder of the Company’s series A preferred stock, of which approximately $38.5 million was then outstanding, and pay all accrued and unpaid dividends thereon. Unamortized debt issue costs of approximately $3 million were written off upon retirement of the term loan.
     The financial statements of BlueLinx for the period from inception (March 8, 2004) to July 3, 2004 include the Company’s financial results during the period of time from March 8, 2004 until the purchase of the assets of the Distribution Division on May 7, 2004. The financial statements of the Distribution Division reflect the accounts and results of certain operations of the business conducted by the Distribution Division. The accompanying combined financial statements of the Distribution Division have been prepared from Georgia-Pacific’s historical accounting records and are presented on a carve-out basis reflecting these certain assets, liabilities, and operations. The

Distribution Division was an unincorporated business of Georgia-Pacific and, accordingly, Georgia-Pacific’s net investment in these operations (parent’s net investment) was used in lieu of shareholder’s equity. All significant intradivision transactions have been eliminated. The financial statements are not necessarily indicative of the financial position, results of operations and cash flows that might have occurred had the Distribution Division been an independent entity not integrated into Georgia-Pacific’s other operations. Also, they may not be indicative of the actual financial position that might have otherwise resulted, or of future results of operations or financial position of the Distribution Division. The Company operates as one reportable segment.
2. Summary of Significant Accounting Policies
     Earnings per Common Share
     Basic and diluted earnings per share are computed by dividing net income less dividend requirements on the series A preferred stock, if applicable, by the weighted average number of common shares outstanding for the period. The Company redeemed all of its outstanding series A preferred stock during fiscal 2004.
     Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options using the treasury stock method.
     Inventory Valuation
     Inventories are valued at the lower of moving average cost or market. Prior to May 7, 2004, during the pre-acquisition period, the last-in, first-out (LIFO) method was used to determine the cost of those inventories purchased from Georgia-Pacific. The impact of the change in the LIFO reserve on cost of sales for the second quarter of fiscal 2004 and for the first six months of fiscal 2004 was $1.5 million and $3.4 million of expense, respectively. Inventories consist primarily of finished goods.
     Common Stock Dividends
     On March 10, 2005 the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on the Company’s common stock. The dividend was paid on March 31, 2005 to shareholders of record as of March 20, 2005. Cerberus received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of the Company’s common stock as of the record date.
     On May 8, 2005 the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on the Company’s common stock. The dividend was paid on June 30, 2005 to shareholders of record as of June 15, 2005. The Company’s controlling shareholder, Cerberus ABP Investor LLC (“Cerberus”), received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of the Company’s common stock as of the record date.
3. Comprehensive Income
     The calculation of comprehensive income is as follows (in thousands):

	Second Quarter
			Distribution
	BlueLinx	BlueLinx	Division
	Period from	Period from	Period from
	April 3, 2005	April 4, 2004	April 4,
	to	to	2004 to
	July 2, 2005	July 3, 2004	May 7, 2004
Net income	$7,751	$11,552	$16,119
Other comprehensive income:
Foreign currency translation, net of taxes	(137)	395	(439)

Comprehensive income	$7,614	$11,947	$15,680

	Six Months Ended
			Distribution
	BlueLinx	BlueLinx	Division
	Period from	Period from	Period from
	January 2, 2005	Inception (March	January 4,
	to	8, 2004) to	2004 to
	July 2, 2005	July 3, 2004	May 7, 2004
Net income	$16,169	$11,196	$50,437
Other comprehensive income:
Foreign currency translation, net of taxes	(192)	395	(612)

Comprehensive income	$15,977	$11,591	$49,825

4. Employee Benefits
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
     Net periodic pension cost for our pension plans included the following:

	Three Month	Six Month
	Period from April 3,	Period from January 2,
	2005 to July 2, 2005	2005 to July 2, 2005
	(In thousands)
Service cost	$650	$1,300
Interest cost on projected benefit obligation	970	1,940
Expected return on plan assets	(1,208)	(2,416)

Net periodic pension cost	$412	$824

5. Revolving Credit Facility
     As of July 2, 2005, the Company had outstanding borrowings of $550 million and availability of $119 million under the terms of its revolving credit facility. Based on borrowing base limitations, the Company classifies the lowest projected balance of the credit facility over the next twelve months of $425 million as long-term debt.
     As of July 2, 2005 the Company had outstanding letters of credit totaling $7.4 million, primarily for the purposes of securing collateral requirements under the casualty insurance programs for the Company and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.
6. Related Party Transactions
     Temporary Staffing Provider
     The Company uses Tandem Staffing Solutions (“Tandem”), an affiliate of Cerberus, as the temporary staffing company for its office located in Atlanta, Georgia. The Company incurred total expenses of $401,315 and $905,029 for the second quarter of fiscal 2005 and for the first six months of fiscal 2005, respectively. As of July 2, 2005 and January 1, 2005, the Company had accounts payable in the amount of $70,000 and $136,000 to Tandem, respectively.
     For the period from inception (March 8, 2004) to July 3, 2004, the Company incurred total expenses of $303,160 related to Tandem.
     Consulting
     For the second quarter of fiscal 2005 and for the first six months of fiscal 2005, the Company incurred expenses in the amount of $100,600 for consulting services provided by Cerberus to the Company. As of July 2, 2005, the Company had accounts payable in the amount of $58,000 to Cerberus.
     Overhead Expense Reimbursement
     For the second quarter of fiscal 2005 and for the first six months of fiscal 2005, the Company incurred expenses in the amount of $26,891 and $43,675, respectively, related to reimbursements to Cerberus for various overhead expenses directly related to the Company’s business.
     For the period from inception (March 8, 2004) to July 3, 2004, the Company incurred total expenses of $135,742 related to reimbursements to Cerberus.
     Other Selling, General and Administrative
     The Company uses ATC Associates, Inc. (ATC) and SBI Group (SBI), Cerberus affiliates, for real estate surveys and IT consulting. These expenses totaled $44,615 and $72,076 for the second quarter of fiscal 2005 and for the first six months of fiscal 2005, respectively.
     For the period from inception (March 8, 2004) to July 3, 2004, the Company incurred total expenses of $307,729 and $32,851 related to ATC and SBI, respectively.
     Information Systems
     The Company purchased software licenses and a three year maintenance agreement from SSA Global Technologies, Inc., a Cerberus affiliate. These payments were directly related to the transfer of the Company’s existing financial reporting software from Georgia-Pacific. These payments totaled $0 and $242,611 for the second quarter of fiscal 2005 and for the first six months of fiscal 2005, respectively.
     Rental Car
     For the second quarter of fiscal 2005 and for the first six months of fiscal 2005, the Company incurred expenses for car rentals in the amount of $107,283 and $176,869, respectively. These services were provided by Alamo and National Car Rental, Cerberus affiliates.

7. Commitments and Contingencies
     Operating Leases
     At July 2, 2005, total commitments of the Company under long-term, non-cancelable operating leases were as follows (in thousands):

2005	$3,275
2006	6,469
2007	6,725
2008	6,639
2009	6,339
Thereafter	13,082

Total	$42,529

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
     Collective Bargaining Agreements
     Approximately 35% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 3% of the Company’s work force will expire within one year.
     Preference Claim
     On November 19, 2004, the Company received a letter from Wickes Lumber, or Wickes, asserting that approximately $16 million in payments received by the Distribution Division during the 90 day period prior to Wickes’ January 20, 2004 Chapter 11 filing were preferential payments under section 547 of the United States Bankruptcy Code. Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes Wickes’ assertion to be without merit and, in any event, subject to one or more complete defenses, including, but not limited to, that the payments were made and received in the ordinary course of business and were in substantially contemporaneous exchange for new value given to Wickes. Accordingly, the Company has no plans to establish a reserve with respect to the asserted claim.
8. Subsequent Events
     On July 21, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on the Company’s common stock. The dividend will be paid on September 30, 2005 to shareholders of record as of September 15, 2005.
     On July 15, 2005, the Company completed the acquisition of the assets of California-based hardwood lumber company Lane Stanton Vance (“LSV”), formerly a unit of privately-held Hampton Distribution Companies. For the 12 months ended January 31, 2005, LSV had revenue of approximately $62 million. The Company believes that the acquisition will enhance its offerings for its industrial/manufactured housing customer base as well as its presence in the Western region.
     On July 14, 2005, the Company reached an agreement with Wachovia Bank, National Association, as agent, and the other signatories thereto to amend the terms of its existing revolving credit agreement. The Second Amendment to the Loan and Security Agreement originally dated May 7, 2004, as amended, will, among other things, increase the revolving loan limit to $800 million from $700 million and expand certain criteria for the Company’s borrowing base. The Company executed the amendment in order to increase its liquidity and provide it with the capacity to support future growth.
9. Unaudited Supplemental Condensed Consolidating/Combined Financial Statements
     The condensed consolidating financial information as of July 2, 2005 and January 1, 2005 and for the periods from April 3, 2005 to July 2, 2005 and January 2, 2005 to July 2, 2005 is provided pursuant to the requirements of Regulation S-X due to restrictions in the Company’s revolving credit facility that limit distributions by BlueLinx Corporation, a wholly-owned subsidiary of the Company, to BlueLinx Holdings Inc. (“Parent”), which, in turn, may limit the Company’s ability to pay dividends to holders of its common stock (see the Company’s Annual Report on Form 10-K for the year ended January 1, 2005, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated/combining financial statements are sixty-one single member limited liability companies, which are wholly owned by the Parent (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either the Parent or BlueLinx Corporation. The supplemental condensed combining financial statements for the period from April 4, 2004 to May 7, 2004 and January 4, 2004 to May 7, 2004 also present the financial position, results of operations and cash flows for the pre-acquisition period as if the current structure of the Company had been outstanding for each period presented.
     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from April 3, 2005 to July 2, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,486,976	$4,900	$(4,900)	$1,486,976
Cost of sales	—	1,371,295	—	—	1,371,295

Gross profit	—	115,681	4,900	(4,900)	115,681

Operating expenses:
Selling, general and administrative	450	92,283	115	(4,900)	87,948
Depreciation and amortization	—	3,482	1,075	—	4,557

Total operating expenses	450	95,765	1,190	(4,900)	92,505

Operating income (loss)	(450)	19,916	3,710	—	23,176
Non-operating expenses:
Interest expense	—	7,993	2,663	—	10,656
Other expense, net	—	224	—	—	224

Income before (benefit) provision for income taxes	(450)	11,699	1,047	—	12,296
(Benefit) provision for income taxes	(175)	4,313	407	—	4,545
Equity in income (loss) of subsidiaries	8,026	—	—	(8,026)	—

Net income (loss)	$7,751	$7,386	$640	$(8,026)	$7,751

     The condensed combining statement of operations for BlueLinx Holdings Inc. for the period from April 4, 2004 to July 3, 2004 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$955,612	$2,308	$(2,308)	$955,612
Cost of sales	—	866,084	—	—	866,084

Gross profit	—	89,528	2,308	(2,308)	89,528
Operating expenses:
Selling, general and administrative	155	63,789	16	(2,308)	61,652
Depreciation and amortization	—	1,676	641	—	2,317

Total operating expenses	155	65,465	657	(2,308)	63,969

Operating income (loss)	(155)	24,063	1,651	—	25,559
Other expenses (income):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Interest expense	—	5,178	1,616	—	6,794
Other expense (income), net	—	(173)	—	—	(173)

Income before provision (benefit) for income taxes	(155)	19,058	35	—	18,938
Provision (benefit) for income taxes	(60)	7,432	14	—	7,386
Equity in income (loss) of subsidiaries	11,647	—	—	(11,647)	—

Net income (loss)	11,552	$11,626	$21	$(11,647)	11,552

Less: Preferred stock dividends	1,484	—	—	—	1,484

Net income attributable to common shareholders	$10,068	$—	$—	$—	$10,068

     The pre-acquisition condensed combining statement of operations of the Distribution Division for the period from April 4, 2004 to May 7, 2004 follows (in thousands):

	Distribution
	Division
	Excluding
	Warehouse	Warehouse
	Properties	Properties	Combined
Net sales	$605,452	$—	$605,452
Cost of sales	532,339	—	532,339

Gross profit	73,113	—	73,113
Operating expenses:
Selling, general and administrative	45,106	—	45,106
Depreciation and amortization	1,083	661	1,744

Total operating expenses	46,189	661	46,850

Operating income (loss)	26,924	(661)	26,263
Other expenses (income):
Interest expense	—	—	—
Other expense (income), net	307	—	307

Income before provision (benefit) for income taxes	26,617	(661)	25,956
Provision (benefit) for income taxes	10,095	(258)	9,837
Equity in income (loss) of subsidiaries	—	—	—

Net income (loss)	$16,522	$(403)	$16,119

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 2, 2005 to July 2, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,838,595	$9,800	$(9,800)	$2,838,595
Cost of sales	—	2,603,586	—	—	2,603,586

Gross profit	—	235,009	9,800	(9,800)	235,009

Operating expenses:
Selling, general and administrative	883	188,093	207	(9,800)	179,383
Depreciation and amortization	—	6,649	2,151	—	8,800

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Total operating expenses	883	194,742	2,358	(9,800)	188,183

Operating income (loss)	(883)	40,267	7,442	—	46,826
Non-operating expenses:
Interest expense	—	14,954	5,036	—	19,990
Other expense, net	—	353	—	—	353

Income before provision (benefit) for income taxes	(883)	24,960	2,406	—	26,483
Provision (benefit) for income taxes	(344)	9,720	938	—	10,314
Equity in income (loss) of subsidiaries	16,708	—	—	(16,708)	—

Net income (loss)	$16,169	$15,240	$1,468	$(16,708)	$16,169

     The condensed combining statement of operations for BlueLinx Holdings Inc. for the period from inception (March 8, 2004) to July 3, 2004 follows (in thousands):

	BlueLinx Holdings
	Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$955,612	$2,308	$(2,308)	$955,612
Cost of sales	—	866,084	—	—	866,084

Gross profit	—	89,528	2,308	(2,308)	89,528
Operating expenses:
Selling, general and administrative	155	64,373	16	(2,308)	62,236
Depreciation and amortization	—	1,676	641	—	2,317

Total operating expenses	155	66,049	657	(2,308)	64,553

Operating income (loss)	(155)	23,479	1,651	—	24,975
Other expenses (income):
Interest expense	—	5,178	1,616	—	6,794
Other expense (income), net	—	(173)	—	—	(173)

Income before provision (benefit) for income taxes	(155)	18,474	35	—	18,354
Provision (benefit) for income taxes	(60)	7,204	14	—	7,158
Equity in income (loss) of subsidiaries	11,291	—	—	(11,291)	—

Net income (loss)	11,196	$11,270	$21	$(11,291)	11,196

Less: Preferred stock dividends	1,484	—	—	—	1,484

Net income attributable to common shareholders	$9,712	$—	$—	$—	$9,712

     The pre-acquisition condensed combining statement of operations of the Distribution Division for the period from January 4, 2004 to May 7, 2004 follows (in thousands):

	Distribution
	Division
	Excluding
	Warehouse	Warehouse
	Properties	Properties	Combined
Net sales	$1,885,334	$—	$1,885,334

	Distribution
	Division
	Excluding
	Warehouse	Warehouse
	Properties	Properties	Combined
Cost of sales	1,658,123	—	1,658,123

Gross profit	227,211	—	227,211
Operating expenses:
Selling, general and administrative	139,203	—	139,203
Depreciation and amortization	3,786	2,389	6,175

Total operating expenses	142,989	2,389	145,378

Operating income (loss)	84,222	(2,389)	81,833
Other expenses (income):
Interest expense	—	—	—
Other expense (income), net	614	—	614

Income before provision (benefit) for income taxes	83,608	(2,389)	81,219
Provision (benefit) for income taxes	31,687	(905)	30,782
Equity in income (loss) of subsidiaries	—	—	—

Net income (loss)	$51,921	$(1,484)	$50,437

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of July 2, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$27,197	$—	$—	$27,197
Receivables	—	509,505	—	—	509,505
Inventories	—	486,133	—	—	486,133
Deferred income taxes	—	7,455	—	—	7,455
Other current assets	585	42,030	—	—	42,615
Intercompany receivable	344	—	803	(1,147)	—

Total current assets	929	1,072,320	803	(1,147)	1,072,905

Property, plant and equipment:
Land and land improvements	—	1,755	54,161	—	55,916
Buildings	—	4,041	90,042	—	94,083
Machinery and equipment	—	50,356	—	—	50,356
Construction in progress	—	88	—	—	88

Property, plant and equipment, at cost	—	56,240	144,203	—	200,443
Accumulated depreciation	—	(9,831)	(4,963)	—	(14,794)

Property, plant and equipment, net	—	46,409	139,240	—	185,649
Investment in subsidiaries	158,996	—	—	(158,996)	—
Deferred income taxes	—	2,934	—	(2,934)	—
Other non-current assets	—	23,375	4,578	—	27,953

Total assets	$159,925	$1,145,038	$144,621	$(163,077)	$1,286,507

Liabilities:
Current liabilities :
Accounts payable	$—	$335,147	$—	$—	$335,147
Bank overdrafts	—	42,493	—	—	42,493
Accrued compensation	—	8,541	—	—	8,541
Current maturities of long-term debt	—	124,595	—	—	124,595
Other current liabilities	—	11,032	2,214	—	13,246
Intercompany payable	—	803	344	(1,147)	—

Total current liabilities	—	522,611	2,558	(1,147)	524,022

Non-current liabilities:
Long-term debt	—	425,000	165,000	—	590,000
Deferred income taxes	—	—	3,696	(2,934)	762
Other long-term liabilities	—	10,973	825	—	11,798

Total liabilities	—	958,584	172,079	(4,081)	1,126,582

Shareholders’ Equity/Parent’s Investment	159,925	186,454	(27,458)	(158,996)	159,925

Total liabilities and equity	$159,925	$1,145,038	$144,621	$(163,077)	$1,286,507

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 1, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$3	$15,569	$—	$—	$15,572
Receivables, net	—	363,688	—	—	363,688
Inventories, net	—	500,231	—	—	500,231
Deferred income tax assets	—	6,122	—	—	6,122
Other current assets	1,258	32,945	—	—	34,203
Intercompany receivable	167	4,012	2,251	(6,430)	—

Total current assets	1,428	922,567	2,251	(6,430)	919,816

Property, plant and equipment:
Land and land improvements	—	1,412	54,161	—	55,573
Buildings	—	3,091	90,042	—	93,133
Machinery and equipment	—	41,063	—	—	41,063
Construction in progress	—	5,089	—	—	5,089

Property, plant and equipment, at cost	—	50,655	144,203	—	194,858
Accumulated depreciation	—	(5,068)	(2,812)	—	(7,880)

Property, plant and equipment, net	—	45,587	141,391	—	186,978
Investment in subsidiaries	145,146	—	—	(145,146)	—
Deferred income taxes	—	3,456	—	(3,456)	—
Other non-current assets	—	25,715	4,553	—	30,268

Total assets	$146,574	$997,325	$148,195	$(155,032)	$1,137,062

Liabilities:
Current liabilities:
Accounts payable	$1,070	$269,201	$—	$—	$270,271
Bank overdrafts	—	32,033	—	—	32,033
Accrued compensation	—	18,292	—	—	18,292
Current maturities of long-term debt	—	94,103	—	—	94,103
Other current liabilities	—	11,897	1,245	—	13,142
Intercompany payable	4,012	2,251	167	(6,430)	—

Total current liabilities	5,082	427,777	1,412	(6,430)	427,841

Non-current liabilities:
Long-term debt	—	393,000	165,000	—	558,000
Deferred income taxes	—	—	4,196	(3,456)	740
Other long-term liabilities	—	8,989	—	—	8,989

Total liabilities	5,082	829,766	170,608	(9,886)	995,570

Shareholders’ Equity/Parent’s Investment	141,492	167,559	(22,413)	(145,146)	141,492

Total liabilities and equity	$146,574	$997,325	$148,195	$(155,032)	$1,137,062

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 2, 2005 to July 2, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$16,169	$15,240	$1,468	$(16,708)	$16,169
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	6,649	2,151	—	8,800
Amortization of debt issue costs	—	1,322	571	—	1,893
Deferred income tax provision (benefit)	—	(811)	(500)	—	(1,311)
Equity in earnings of subsidiaries	(16,708)	—	—	16,708	—
Changes in assets and liabilities:
Receivables	—	(145,817)	—	—	(145,817)
Inventories	—	14,098	—	—	14,098
Accounts payable	(1,070)	65,946	—	—	64,876
Changes in other working capital	673	(19,088)	969	—	(17,446)
Intercompany receivable	(177)	4,012	1,448	(5,283)	—
Intercompany payable	(4,012)	(1,448)	177	5,283	—
Other	—	1,763	229	—	1,992

Net cash provided by (used in) operating activities	(5,125)	(58,134)	6,513	—	(56,746)

Cash flows from investing activities:
Investment in subsidiaries	4,030	—	—	(4,030)	—
Property, plant and equipment investments.	—	(6,323)	—	—	(6,323)
Proceeds from sale of assets	—	650	—	—	650

Net cash provided by (used in) investing activities	4,030	(5,673)	—	(4,030)	(5,673)

Cash flows from financing activities:
Net transactions with Parent	—	2,483	(6,513)	4,030	—
Issuance of common stock, net	8,600	—	—	—	8,600
Proceeds from stock options exercised	38	—	—	—	38
Net increase in revolving credit facility.	—	62,492	—	—	62,492
Increase (decrease) in bank overdrafts	—	10,460	—	—	10,460
Common dividends paid	(7,546)	—	—	—	(7,546)

Net cash provided by (used in) financing activities	1,092	75,435	(6,513)	4,030	74,044

Increase (decrease) in cash	(3)	11,628	—	—	11,625
Balance, beginning of period	3	15,569	—	—	15,572

Balance, end of period	$—	$27,197	$—	$—	$27,197

     The condensed combining statement of cash flows for BlueLinx Holdings Inc. for the period from inception (March 8, 2004) to July 3, 2004 follows (in thousands):

	BlueLinx Holdings
	Inc.	BlueLinx Corporation	LLCs	Elimination	Consolidated
Cash flows from operating activities:
Net income	$11,196	$11,270	$21	$(11,291)	$11,196
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	1,676	641	—	2,317
Amortization of debt issue costs	—	459	—	—	459
Deferred income tax provision (benefit)	—	(16,535)	14,280	—	(2,255)
Equity in earnings of subsidiaries	(11,291)	—	—	11,291	—
Changes in assets and liabilities:
Receivables	—	56,794	—	—	56,794
Inventories	—	1,348	—	—	1,348
Accounts payable	—	20,938	—	—	20,938
Changes in other working capital	(223)	(2,866)	822	—	(2,267)
Intercompany receivable	(60)	(1,264)	—	1,324	—
Intercompany payable	699	60	565	(1,324)	—
Other	—	396	—	—	396

Net cash provided by operating activities	321	72,276	16,329	—	88,926

Cash flows from investing activities:
Contributed capital to subsidiaries	(100,489)	—	—	100,489	—
Acquisition of operating assets of division	—	(636,578)	(139,729)	—	(776,307)
Property, plant and equipment investments	—	(141)	—	—	(141)
Proceeds from sale of assets	—	—	—	—	—

Net cash used in investing activities	(100,489)	(636,719)	(139,729)	100,489	(776,448)

Cash flows from financing activities:
Net transactions with Georgia-Pacific	—	77,089	23,400	(100,489)	—
Issuance of preferred stock	95,000	—	—	—	95,000
Issuance of common stock, net	5,000	—	—	—	5,000
Net increase in revolving credit facility	—	451,769	—	—	451,769
Proceeds from term loan	300	100,000	—	—	100,300
Proceeds from mortgage payable	—	—	100,000	—	100,000
Fees paid to issue debt	—	(15,192)	—	—	(15,192)
Decrease in bank overdrafts	—	(16,921)	—	—	(16,921)

Net cash provided by (used in) financing activities	100,300	596,745	123,400	(100,489)	719,956

Increase in cash	132	32,302	—	—	32,434
Balance, beginning of period	—	—	—	—	—

Balance, end of period	$132	$32,302	$—	$—	$32,434

     The pre-acquisition condensed combining statement of cash flows for the Distribution Division for the period from January 4, 2004 to May 7, 2004 follows (in thousands):

	Distribution
	Division
	Excluding
	Warehouse	Warehouse
	Properties	Properties	Combined
Cash flows from operating activities:
Net income	$51,921	$(1,484)	$50,437
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	3,786	2,389	6,175
Amortization of debt issue costs	—	—	—
Deferred income tax provision	9,183	—	9,183
Equity in earnings of subsidiaries	—	—	—
Changes in assets and liabilities:			—
Receivables	(292,350)	—	(292,350)
Inventories	(145,689)	—	(145,689)
Accounts payable	257,772	—	257,772
Changes in other working capital	2,464	—	2,464
Intercompany receivable	—	—	—
Intercompany payable	—	—	—
Other	(1,974)	—	(1,974)

Net cash provided by (used in) operating activities	(114,887)	905	(113,982)

Cash flows from investing activities:
Contributed capital to subsidiaries	—	—	—
Acquisition of operating assets of division	—	—	—
Property, plant and equipment investments	(1,378)	—	(1,378)
Proceeds from sale of assets	252	—	252

Net cash used in investing activities	(1,126)	—	(1,126)

Cash flows from financing activities:
Net transactions with Georgia-Pacific	89,257	(905)	88,352
Issuance of preferred stock	—	—	—
Issuance of common stock, net	—	—	—
Net increase in revolving credit facility	—	—	—
Proceeds from term loan	—	—	—
Proceeds from mortgage payable	—	—	—
Fees paid to issue debt	—	—	—
Increase in bank overdrafts	26,250	—	26,250

Net cash provided by financing activities	115,507	(905)	114,602

Decrease in cash	(506)	—	(506)
Balance, beginning of period	506	—	506

Balance, end of period	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our condensed financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended January 1, 2005 as filed with the SEC. This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended January 1, 2005 as filed with the U.S. Securities and Exchange Commission and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:
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
Overview
     Company Background

     The Company is a leading distributor of building products in the United States. The Company distributes over 10,000 products to more than 11,700 customers through its network of more than 60 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. The Company distributes products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (OSB), lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 56% of the Company’s second quarter of fiscal 2005 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products. Specialty products accounted for approximately 44% of the Company’s second quarter of fiscal 2005 gross sales.
     Recent Developments
     On July 21, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on the Company’s common stock. The dividend will be paid on September 30, 2005 to shareholders of record as of September 15, 2005.
     On July 15, 2005, the Company completed the acquisition of the assets of California-based hardwood lumber company Lane Stanton Vance (“LSV”), formerly a unit of privately-held Hampton Distribution Companies. For the 12 months ended January 31, 2005, LSV had revenue of approximately $62 million. The Company believes that the acquisition will enhance its offerings for its industrial/manufactured housing customer base as well as its presence in the Western region.
     On July 14, 2005, the Company reached an agreement with Wachovia Bank, National Association and the other signatories thereto to amend the terms of its existing revolving credit agreement. The Second Amendment to the Loan and Security Agreement originally dated May 7, 2004, as amended, will, among other things, increase the revolving loan limit to $800 million from $700 million and expand certain criteria for the Company’s borrowing base. The Company executed the amendment in order to increase its liquidity and provide it with the capacity to support future growth.
     Acquisition of Building Products Distribution Division’s Assets from Georgia-Pacific
     On March 12, 2004, the Company and its operating company, BlueLinx Corporation, entered into two separate definitive agreements to acquire the real estate and operating assets, respectively, of the distribution division of Georgia-Pacific Corporation. The transactions were consummated on May 7, 2004. The Company refers to the period on or prior to May 7, 2004 as the “pre-acquisition period.” The Distribution Division’s financial data for the pre-acquisition period generally will not be comparable to the Company’s financial data for the period after the acquisition. The principal factors affecting comparability are incremental costs that the Company will incur as a separate company, discussed in greater detail below; interest costs attributable to debt the Company incurred in connection with the acquisition transactions and mortgage refinancing transactions; and the effects of the purchase method of accounting applied to the acquisition transactions. The acquisition of the assets of the Distribution Division was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for at their fair market values at the date of consummation.
     Initial Public Offering
     On December 17, 2004, the Company consummated an initial public offering of 9,500,000 shares of its common stock, par value $.01 per share, at the initial public offering price of $13.50 per share (the “Equity Offering”). On January 5, 2005, the underwriters for the Equity Offering exercised an option to purchase 685,000 additional shares of common stock to cover over-allotment of shares in connection with the Equity Offering. BlueLinx received net proceeds from the Equity Offering of $124 million (including net proceeds of $8.6 million from the exercise of the over-allotment option). Net proceeds from the offering and funds from the Company’s revolving credit facility were used (i) to repay the Company’s $100 million term loan plus accrued and unpaid interest thereon, and (ii) to redeem the remainder of the Company’s outstanding series A preferred stock, of which approximately $38.5 million was outstanding, and pay all accrued and unpaid dividends thereon. Unamortized debt issue costs of approximately $3 million were written off upon retirement of the term loan.

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
     Transition Agreements. During the pre-acquisition period, Georgia-Pacific charged the Distribution Division for the estimated cost of certain functions that were managed by Georgia-Pacific and could reasonably be directly attributed to the operations of the Distribution Division. These costs included dedicated human resources, legal, accounting and information systems support. The charges to the Distribution Division were based on Georgia-Pacific management’s estimate of the services specifically used by the Distribution Division. Where determinations based on specific usage alone were impracticable, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the cost attributable to the Distribution Division. The total of the allocations was $1.4 million and $5.8 million for the second quarter of fiscal 2004 and for the first six months of fiscal 2004, respectively. Certain general corporate expenses were not allocated to the Distribution Division. These expenses included portions of property and casualty insurance premiums, health and welfare administration costs, human resources administration costs, finance administration costs and legal costs. The Company estimates that these incremental costs would have been approximately $1.4 million and $4.7 million for the second quarter of fiscal 2004 and for the first six months of fiscal 2004, respectively.
     The Company believes the assumptions underlying the Distribution Division’s financial statements are reasonable. However, the Distribution Division’s financial statements do not necessarily reflect what the Company’s future results of operations, financial position and cash flows will be, nor do they reflect what the Company’s results of operations, financial position and cash flows would have been had the Company been a separate, independent company during the periods presented.
Sales Revenue Variances
     The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the second quarter of fiscal 2005, the second quarter of fiscal 2004, the first six months of fiscal 2005, the first six months of fiscal 2004, fiscal 2004 and fiscal 2003 (the 2004 financial results reflect the combined results of BlueLinx and the Distribution Division for the applicable period).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2005	Q2 2004	2005 YTD	2004 YTD	2004	2003
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products	$849	$929	$1,617	$1,668	$3,225	$2,401
Specialty Products	654	641	1,249	1,181	2,391	1,924
Unallocated Allowances and Adjustments	(16)	(9)	(27)	(8)	(58)	(53)

Total Sales	$1,487	$1,561	$2,839	$2,841	$5,558	$4,272

Sales Variances
Unit Volume $ Change	$69	$94	$111	$169	$351	$94
Price/Other*	(143)	433	(113)	761	935	444

Total $ Change	$(74)	$527	$(2)	$930	$1,286	$538

Unit Volume % Change	4.4%	9.0%	3.9%	8.7%	8.2%	2.5%
Price/Other*	(9.1)%	41.9%	(4.0%)	40.0%	21.9%	11.9%

Total % Change	(4.7)%	50.9%	(0.1%)	48.7%	30.1%	14.4%

*	Other includes unallocated allowances and discounts and the impact of the 53rd week in fiscal 2003.
     The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the second quarter of fiscal 2005, the second quarter of fiscal 2004, the first six months of fiscal 2005, the first six months of fiscal 2004, fiscal 2004 and fiscal 2003 (the 2004 financial results reflect the combined results of BlueLinx and the Distribution Division for the applicable period) .

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2005	Q2 2004	2005 YTD	2004 YTD	2004	2003
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$980	$1,050	$1,857	$1,904	$3,819	$2,935
Direct	523	520	1,009	945	1,797	1,390
Unallocated Allowances and Adjustments	(16)	(9)	(27)	(8)	(58)	(53)

Total	$1,487	$1,561	$2,839	$2,841	$5,558	$4,272

Gross Margin by Channel
Warehouse/Reload	$87	$133	$189	$265	$459	$380
Direct	22	22	39	44	84	74
Unallocated Allowances and Adjustments	7	8	7	7	18	3

Total	$116	$163	$235	$316	$561	$457

Gross Margin % by Channel
Warehouse/Reload	8.9%	12.7%	10.2%	13.9%	12.0%	12.9%
Direct	4.2%	4.2%	3.9%	4.7%	4.7%	5.3%
Unallocated Allowances and Adjustments	0.5%	0.5%	0.2%	0.2%	0.3%	0.1%

Total	7.8%	10.4%	8.3%	11.1%	10.1%	10.7%

Fiscal Year
     The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2004 contained 52 weeks and fiscal year 2003 contained 53 weeks. The additional week in fiscal year 2003 was included in the fourth quarter of that year.
Results of Operations
     Second Quarter of Fiscal 2005 Compared to Second Quarter of Fiscal 2004
     The following table sets forth the Company’s and the Distribution Division’s results of operations for the second quarter of fiscal 2005 and second quarter of fiscal 2004. The results of operations for the second quarter of fiscal 2004 combine the pre-acquisition period from April 4, 2004 to May 7, 2004 of the Distribution Division and the period from April 4, 2004 to July 3, 2004 of the Company.

	BlueLinx				Pre-Acquisition
	Period		BlueLinx		Period		Combined
	from		Period from		from		Period from
	April 3, 2005	% of	April 4,	% of	April 4, 2004	% of	April 4, 2004	% of
	to	Net	2004 to	Net	to	Net	to	Net
	July 2, 2005	Sales	July 3, 2004	Sales	May 7, 2004	Sales	July 3, 2004	Sales
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,486,976	100.0%	$955,612	100.0%	$605,452	100.0%	$1,561,064	100.0%
Gross profit	115,681	7.8%	89,528	9.4%	73,113	12.1%	162,641	10.4%
Selling, general & administrative	87,948	5.9%	61,652	6.5%	45,106	7.4%	106,758	6.8%
Depreciation and amortization	4,557	0.3%	2,317	0.2%	1,744	0.3%	4,061	0.3%

	BlueLinx				Pre-Acquisition
	Period		BlueLinx		Period		Combined
	from		Period from		from		Period from
	April 3, 2005	% of	April 4,	% of	April 4, 2004	% of	April 4, 2004	% of
	to	Net	2004 to	Net	to	Net	to	Net
	July 2, 2005	Sales	July 3, 2004	Sales	May 7, 2004	Sales	July 3, 2004	Sales
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	(Dollars in thousands)
Operating income	23,176	1.6%	25,559	2.7%	26,263	4.3%	51,822	3.3%
Interest expense	10,656	0.7%	6,794	0.7%	—	0.0%	6,794	0.4%
Other expense (income), net	224	0.0%	(173)	0.0%	307	0.1%	134	0.0%

Income before provision for income taxes	12,296	0.8%	18,938	2.0%	25,956	4.3%	44,894	2.9%
Income tax provision (benefit)	4,545	0.3%	7,386	0.8%	9,837	1.6%	17,223	1.1%

Net income	$7,751	0.5%	$11,552	1.2%	$16,119	2.7%	$27,671	1.8%

     Net Sales. For the second quarter of fiscal 2005, net sales decreased by 4.7%, or $74 million, to $1.5 billion. The decrease of $74 million was caused primarily by price decreases of $143 million, as a result of lower structural product pricing. This decrease was partially offset by unit volume increases of $69 million. Structural product sales fell 8.5% during the quarter to $849 million, while sales for specialty products increased 2.0%, to nearly $654 million.
     Gross Profit. Gross profit for the second quarter of fiscal 2005 was $116 million compared to $163 million in the prior year period. The decline in gross profit is primarily due to the decrease in margins for structural products and certain specialty products. Additionally, margins in the second quarter of fiscal 2004 were favorably impacted by strong steel markets.
     Operating Expenses. Selling, general and administrative expenses for second quarter of fiscal 2005 were $87.9 million, or 5.9% of net sales, compared to $107 million, or 6.8% of net sales, during the second quarter of fiscal 2004. The reduction in operating expenses was primarily the result of lower incentive compensation and reduced sales commissions.
     Depreciation and Amortization. Depreciation and amortization expense totaled $4.6 million for the second quarter of fiscal 2005, while depreciation and amortization expense totaled $4.1 million for second quarter fiscal 2004.
     Operating Income. Operating income for the second quarter of fiscal 2005 was $23.2 million, or 1.6% of sales, versus $51.8 million, or 3.3% of sales, in the second quarter of fiscal 2004, reflecting the decline in gross profit, partially offset by lower variable operating expenses, primarily lower incentive compensation and reduced sales commissions.
     Interest Expense. Interest expense totaled $10.7 million for the second quarter of fiscal 2005, which includes $1.0 million of debt issue cost amortization. Interest expense related to the Company’s revolving credit facility and mortgage was $7.5 million and $2.2 million, respectively, during this period. Interest expense totaled $6.8 for the second quarter of fiscal 2004, which includes $0.5 million of debt issue cost amortization. Interest expense related to the Company’s term loan, revolving credit facility and mortgage was $1.6 million, $2.8 million and $1.6 million, respectively, for this period. The Company did not incur interest expense prior to May 7, 2004. Lower borrowing rates associated with the new mortgage and the reduction in interest expense resulting from the repayment of the term loan in 2004 were offset by increases in borrowings under the revolving credit facility and a increase in the effective interest rate for the credit facility.
     Provision for Income Taxes. The effective tax rate was 37.0% and 38.4% for the second quarter of fiscal 2005 and the second quarter of fiscal 2004, respectively. The decrease in the effective tax rate is principally due to the fact that during the second quarter of fiscal 2005 the State of Georgia approved BlueLinx for a tax credit of $515,000 related to the 2004 tax year. Without this credit, the effective tax rate would have been 41.2%. This higher effective tax rate that the Company would normally be subject to is principally due to the fact that BlueLinx is now a stand-alone company. As part of Georgia-Pacific, the Distribution Division was combined with the other divisions of Georgia-Pacific for state tax purposes. As a stand-alone company, we are projecting a state tax rate approximately 2% higher than Georgia-Pacific’s carve-out rate. The remaining differences resulted from higher non-deductible expenses and deemed repatriation of Canadian earnings.

     Net Income. Net income for the second quarter of fiscal 2005 was $7.8 million compared to net income of $27.7 million for the second quarter of fiscal 2004.
     On a per-share basis, basic and diluted income applicable to common stockholders for the second quarter of fiscal 2005 were $0.26 and $0.25, respectively. Basic and diluted earnings per share for the period from April 4, 2004 to July 3, 2004 were $0.56 and $0.52, respectively. For the period prior to May 7, 2004, there were no earnings per share as a result of the business operating for much of that period as a division of Georgia-Pacific.
     Year to Date Fiscal 2005 Compared to Year to Date Fiscal 2004
     The following table sets forth the Company’s and the Distribution Division’s results of operations for the first six months of fiscal 2005 and the first six months of fiscal 2004. The results of operations for the first six months of fiscal 2004 combine the pre-acquisition period from January 4, 2004 to May 7, 2004 of the Distribution Division and the period from inception (March 8, 2004) to July 3, 2004 of the Company.

	BlueLinx		BlueLinx		Pre-Acquisition
	Period		Period from		Period		Combined
	from		Inception		from		Period from
	January 2, 2005	% of	(March 8,	% of	January 4, 2004	% of	January 4, 2004	% of
	to	Net	2004 to	Net	to	Net	to	Net
	July 2, 2005	Sales	July 3, 2004	Sales	May 7, 2004	Sales	July 3, 2004	Sales
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$2,838,595	100.0%	$955,612	100.0%	$1,885,334	100.0%	$2,840,946	100.0%
Gross profit	235,009	8.3%	89,528	9.4%	227,211	12.1%	316,739	11.1%
Selling, general & administrative	179,383	6.3%	62,236	6.5%	139,203	7.4%	201,439	7.1%
Depreciation and amortization	8,800	0.3%	2,317	0.2%	6,175	0.3%	8,492	0.3%

Operating income	46,826	1.6%	24,975	2.6%	81,833	4.3%	106,808	3.8%
Interest expense	19,990	0.7%	6,794	0.7%	—	0.0%	6,794	0.2%
Other expense (income), net	353	0.0%	(173)	0.0%	614	0.0%	441	0.0%

Income before provision for income taxes	26,483	0.9%	18,354	1.9%	81,219	4.3%	99,573	3.5%
Income tax provision (benefit)	10,314	0.4%	7,158	0.7%	30,782	1.6%	37,940	1.3%

Net income	$16,169	0.6%	$11,196	1.2%	$50,437	2.7%	$61,633	2.2%

     Net Sales. For the first six months of fiscal 2005, net sales decreased by 0.1%, or $2 million, to $2.8 billion. The decrease of $2 million was caused primarily by price decreases amounting to $113 million, as a result of lower structural product pricing, offset by unit volume increases of $111 million. Structural product sales fell 3.1% during the six months, to $1.6 billion, while sales for specialty products increased 5.7%, to $1.2 billion.
     Gross Profit. Gross profit for the first six months of fiscal 2005 was $235 million compared to $317 million in the prior year period. The decline in gross profit is primarily due to the decrease in margins for structural products.
     Operating Expenses. Selling, general and administrative expenses for first six months of fiscal 2005 were $179 million, or 6.3% of net sales, compared to $201 million, or 7.1% of net sales, during the first six months of fiscal 2004. The reduction in operating expenses was primarily the result of lower incentive compensation and reduced sales commissions.
     Depreciation and Amortization. Depreciation and amortization expense totaled $8.8 million for the first six months of fiscal 2005, while depreciation and amortization expense totaled $8.5 million for first six months of fiscal 2004.
     Operating Income. Operating income for the first six months of fiscal 2005 was $46.8 million, or 1.6% of sales, versus $107 million, or 3.8% of sales, in the first six months of fiscal 2004, reflecting the decline in gross profit, partially offset by lower variable operating expenses.

     Interest Expense. Interest expense totaled $19.9 million for the first six months of fiscal 2005. Interest expense related to the Company’s revolving credit facility and mortgage was $13.8 million and $4.2 million, respectively. Interest expense includes $1.9 million of debt issue cost amortization. Interest expense totaled $6.8 million for the first six months of fiscal 2004. The Company did not incur interest expense prior to the May 7, 2004 acquisition.
     Provision for Income Taxes. The effective tax rate was 38.9% and 38.1% for the first six months of fiscal 2005 and the first six months of fiscal 2004, respectively. During the second quarter of fiscal 2005, the State of Georgia approved BlueLinx for a tax credit of $515,000 related to the 2004 tax year. Without this credit, the effective tax rate would have been 40.9%. This higher effective tax rate that the Company would normally be subject to is principally due to the fact that BlueLinx is now a stand-alone company. As part of Georgia-Pacific, the Distribution Division was combined with the other divisions of Georgia-Pacific for state tax purposes. As a stand-alone company, we are projecting a state tax rate approximately 2% higher than Georgia-Pacific’s carve-out rate. The other differences resulted from higher non-deductible expenses and deemed repatriation of Canadian earnings.
     Net Income. Net income for the first six months of fiscal 2005 was $16.2 million compared to net income of $61.6 million for the first six months of fiscal 2004. The Company’s net income for the period from January 4, 2004 to May 7, 2004 was achieved as a division of Georgia-Pacific and did not include interest expense and certain corporate overhead expenses that are included in the results for the same period in fiscal 2005.
     On a per-share basis, basic and diluted income applicable to common stockholders for the first six months of fiscal 2005 were $0.54 and $0.53, respectively. Basic and diluted earnings per share for the period from inception (March 8, 2004) to July 3, 2004 were $0.54 and $0.50, respectively. For the period prior to May 7, 2004, there were no earnings per share as a result of the business operating for much of that period as a division of Georgia-Pacific.
Seasonality
     The Company is exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first quarter is historically the Company’s slowest quarter due to the impact of poor weather on the construction market. The Company’s second quarter typically improves from its first quarter as the weather begins to improve and held-over construction demand from the winter season is released. The Company’s third quarter is typically its strongest quarter, reflecting a substantial increase in construction due to more favorable weather conditions. The Company’s working capital and accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. The fourth quarter is typically the Company’s second slowest quarter due to the decline in construction with the onset of the winter season. The Company expects these trends to continue for the foreseeable future.
Liquidity and Capital Resources
     The Distribution Division’s principal source of liquidity historically had been the consolidated resources of Georgia-Pacific. The Company intends to fund future capital needs through its operating cash flows and its revolving credit facility. The Company believes that the amounts available from this and other sources will be sufficient to fund operations and capital requirements for the foreseeable future.
     The Company’s capital expenditures for the first six months of fiscal 2005 were approximately $6.3 million, and were incurred primarily in connection with mobile equipment. The Company’s capital expenditures were paid for from cash flows provided by operating activities or borrowings under its revolving credit facility. The Company estimates that capital expenditures, excluding any capital expenditures related to acquisitions, for the remainder of fiscal 2005 will be approximately $6 million, primarily for mobile equipment consisting of trucks, trailers, forklifts and automobiles. The Company’s 2005 capital expenditures are anticipated to be paid from its current cash, cash provided from operating activities or borrowings under its revolving credit facility. Part of the Company’s growth strategy is to selectively pursue acquisitions. The Company may use cash or stock, or a combination of both, as acquisition currency. The Company’s cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, the Company’s liquidity position may be adversely impacted. In addition, there can be no assurance that the Company will be successful in implementing its acquisition strategy. For a discussion of the risks associated with the Company’s acquisition strategy, see risk factor on integrating acquisitions in the Company’s Annual Report on Form 10-K.
     The following tables indicate the Company’s working capital and cash flows for the periods indicated.

	BlueLinx at	BlueLinx at
	July 2,	January 1,
	2005	2005
	(Unaudited)
	(Dollars in thousands)
Working capital	$548,883	$491,975

	BlueLinx	BlueLinx	Distribution
	Period from	Period from	Division
	January 2,	Inception (March 8,	Period from
	2005 to	2004) to	January 4, 2004	Combined
	July 2,	July 3,	to	Six Months Ended
	2005	2004	May 7, 2004	July 3, 2004
	(Dollars in thousands)
		(Unaudited)
Cash flows provided by (used for) operating activities	$(56,746)	$88,926	$(113,982)	$(25,056)
Cash flows used for investing activities	(5,673)	(776,448)	(1,126)	(777,574)
Cash flows provided by financing activities	$74,044	$719,956	$114,602	$834,558
     Working Capital
     Working capital increased by $57 million to $549 million at July 2, 2005, from $492 million at January 2, 2005. The increase was primarily driven by a seasonal increase in accounts receivable in the amount of $146 million, partially offset by a corresponding increase in accounts payable of $64.9 million and a decline in inventories of $14.1 million. Additionally, cash increased from $15.6 million on January 2, 2005 to $27.2 million at July 2, 2005. The $27.2 million of cash on the Company’s balance sheet at July 2, 2005 primarily reflects customer remittances received in the Company’s lock boxes on Friday and Saturday that are not available until the next Monday, which is part of the following fiscal period.
     Operating Activities
     During the first six months of fiscal 2005 and fiscal 2004, cash flows used in operating activities totaled $56.7 million and $25.1 million, respectively. The increase of $31.7 million in cash flows used in operating activities was the result of an increase in trade payables of $214 million, an increase in prepaid taxes of $8.1 million, and a $45.5 million decline in earnings. Partially offsetting these cash flow uses were changes in inventory of $158 million and accounts receivable of $89.7 million. The increase in accounts payable for the first six months of fiscal 2004 included $99 million in payables to Georgia-Pacific at January 3, 2004, when amounts due Georgia-Pacific were classified as parent’s investment.
     Investing Activities
     During the first six months of fiscal 2005 and fiscal 2004, cash flows used in investing activities totaled $5.7 million and $778 million, respectively.
     On May 7, 2004, we and our operating company acquired the real estate and operating assets of the Distribution Division, respectively. On that date we paid purchase consideration of approximately $776 million to Georgia-Pacific.

     During the first six months of fiscal 2005 and fiscal 2004, the Company’s expenditures for property and equipment were $6.3 million and $1.5 million, respectively. These expenditures were primarily for mobile equipment consisting of trucks, trailers, forklifts and sales force automobiles.
     Proceeds from the sale of property and equipment totaled $0.7 million and $0.3 million during the first six months of fiscal 2005 and fiscal 2004, respectively.
     Financing Activities
     Net cash provided by financing activities was $74 million during the first six months of fiscal 2005 compared to $835 million during the first six months of fiscal 2004. The difference in cash provided by financing activities during the first six months of 2004 primarily resulted from net proceeds from the Company’s (i) revolving credit facility of $452 million, (ii) former term loan of $100 million, (iii) old mortgage payable to ABPMC LLC, an affiliate of Cerberus, of $100 million, (iv) issuance of preferred stock in the amount of $95 million and (v) issuance of common stock in the amount of $5 million, all of which relate to our acquisition of the assets of the Distribution Division. Fees paid to issue the revolving credit facility and former term loan totaled $15.2 million.
     The Company paid dividends to its common stockholders in the aggregate amount of $7.5 million in the first six months of fiscal 2005.
     During the pre-acquisition period, the Distribution Division was financed by Georgia-Pacific and the use of bank overdrafts.
     Debt and Credit Sources
     On May 7, 2004, the Company’s operating company entered into a revolving credit facility. As of July 2, 2005, advances outstanding under the revolving credit facility were approximately $550 million. Borrowing availability was approximately $119 million and outstanding letters of credit on this facility were approximately $7.4 million. As of July 2, 2005, the interest rate on outstanding balances under the revolving credit facility was 5.37%. For the second quarter and first six months of fiscal 2005, interest expense related to the revolving credit facility was $7.5 million and $13.8 million, respectively. The revolving credit facility was amended on July 14, 2005 to among other things, increase the revolving loan limit to $800 million from $700 million and expand certain criteria for the Company’s borrowing base in order to increase the Company’s liquidity.
     On October 27, 2004, the existing mortgage was refinanced by a new mortgage loan in the amount of $165 million, which was provided by Column Financial, Inc., a wholly-owned subsidiary of Credit Suisse First Boston LLC. The interest rate on the new mortgage loan is equal to LIBOR (subject to a 2% floor and a 6% cap), plus a 2.25% spread. On July 2, 2005, the interest rate was 5.47%. For the second quarter and first six months of fiscal 2005, interest expense related to the mortgage was $2.2 million and $4.2 million, respectively.
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
     Allowance for Doubtful Accounts and Related Reserves
     The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. The Company maintains an allowance for doubtful accounts for each aging category on the Company’s aged trial balance based on the Company’s historical loss experience. This estimate is periodically adjusted when the Company becomes aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As the Company determines that specific balances will be ultimately uncollectible, the Company removes them from its aged trial balance. Additionally, the Company maintains reserves for cash discounts that it expects customers to earn as well as expected returns. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for each of the reported periods. At July 2, 2005 and January 1, 2005 these allowances totaled $12.5 million and $13.4 million, respectively.
     Inventories
     Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined by the moving average cost method. The Company evaluates its inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At July 2, 2005, and January 1, 2005, the lower of cost or market reserve totaled $0.1 million and $1 million, respectively.
     Additionally, the Company maintains a reserve for the estimated value of impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past twelve months or has turn days in excess of 360 days. At July 2, 2005 and January 1, 2005, the Company’s damaged and inactive inventory reserves totaled $3.7 million and $3.0 million, respectively.
     Consideration Received from Vendors
     At the beginning of each calendar year, the Company enters into agreements with many of its vendors providing for purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. The Company accrues for the receipt of vendor rebates based on purchases, and also reduces inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for each of the reported periods.
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
     The Company’s revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility could have an impact on results of operations. A change of 100 basis points in the market rate of interest would impact interest expense by approximately $5.5 million on an annual basis based on borrowings outstanding at July 2, 2005.
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
PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
     During the quarter ended July 2, 2005, there were no material changes to the Company’s previously disclosed legal proceedings. Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 11, 2005 we held our annual meeting of stockholders, at which time the Company’s stockholders voted on (1) the election of ten directors to serve on the Company’s board of directors for a one-year term that will expire at the annual meeting of shareholders in 2006 or until their successors are duly elected and qualified and (2) ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm. Proxies were solicited for the annual meeting pursuant to Regulation 14A of the Exchange Act. A total of 26,939,897 shares of the Company’s common stock were represented by proxy at the meeting, representing 89.2% of the shares eligible to vote. The results of the voting are set forth below.
     1. Election of directors to serve on the Company’s board of directors:

NAME	VOTES FOR	VOTES WITHHELD
Joel A. Asen	25,263,562	1,676,435
Jeffrey J. Fenton	25,187,762	1,752,235
Stephen E. Macadam	26,243,152	696,845
Richard B. Marchese	26,319,062	620,935
Steven F. Mayer	25,260,152	1,679,845
Charles H. McElrea	25,184,562	1,755,435
Alan H. Schumacher	26,317,362	622,635
Mark A. Suwyn	24,330,132	2,609,865
Lenard B. Tessler	25,258,552	1,681,445
Robert G. Warden	25,258,652	1,681,345
     2. Ratification of appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm:

VOTES FOR	VOTES AGAINST	ABSTAIN
26,938,038	1,559	400

ITEM 6. EXHIBITS
Exhibits:

Exhibit
Number	Description
10.1	Consulting Agreement with Cerberus Capital Management, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.

(Registrant)

Date: August 8, 2005	/s/ David J. Morris

David J. Morris
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Consulting Agreement with Cerberus Capital Management, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.