Form 10-Q
period 2005-10-01
BlueLinx Holdings Inc.
filed 2005-11-08
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2005 there were 30,237,951 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended October 1, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
(formerly ABP Distribution Holdings Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Third Quarter
	BlueLinx	BlueLinx
	Period from	Period from
	July 3, 2005	July 4, 2004
	to	to
	October 1, 2005	October 2, 2004
Net sales	$1,454,217	$1,509,581
Cost of sales	1,317,180	1,367,303

Gross profit	137,037	142,278

Operating expenses:
Selling, general, and administrative	97,926	93,363
Depreciation and amortization	4,993	3,920

Total operating expenses	102,919	97,283

Operating income	34,118	44,995
Non-operating expenses:
Interest expense	11,216	10,914
Other expense (income), net	(295)	140

Income before provision for income taxes	23,197	33,941
Provision for income taxes	9,301	13,426

Net income	13,896	20,515
Less: Preferred stock dividends	—	2,487

Net income applicable to common shareholders	$13,896	$18,028

Basic weighted average number of common shares outstanding	30,199	18,100

Basic net income per share applicable to common stock	$0.46	$1.00

Diluted weighted average number of common shares outstanding	30,493	19,406

Diluted net income per share applicable to common stock	$0.46	$0.93

Dividends declared per share of common stock	$0.125

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distribution Holdings Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND BUILDING PRODUCTS DISTRIBUTION DIVISION
OF GEORGIA-PACIFIC CORPORATION
STATEMENT OF REVENUE AND DIRECT EXPENSES
(In thousands, except per share data)

	Nine Months Ended
	BlueLinx	BlueLinx	Distribution
	Period from	Period from	Division
	January 2, 2005	Inception (March	Period from
	to	8, 2004) to	January 4,
	October 1, 2005	October 2, 2004	2004 to May 7, 2004
	(unaudited)	(unaudited)
Net sales	$4,292,812	$2,465,193	$1,885,334
Cost of sales	3,920,766	2,233,387	1,658,123

Gross profit	372,046	231,806	227,211

Operating expenses:
Selling, general, and administrative	277,309	155,599	139,203
Depreciation and amortization	13,793	6,237	6,175

Total operating expenses	291,102	161,836	145,378

Operating income	80,944	69,970	81,833
Non-operating expenses:
Interest expense	31,206	17,708	—
Other expense (income), net	58	(33)	614

Income before provision for income taxes	49,680	52,295	81,219
Provision for income taxes	19,615	20,584	30,782

Net income	30,065	31,711	$50,437

Less: Preferred stock dividends	—	3,971

Net income applicable to common shareholders	$30,065	$27,740

Basic weighted average number of common shares outstanding	30,180	18,100

Basic net income per share applicable to common stock	$1.00	$1.53

Diluted weighted average number of common shares outstanding	30,459	19,300

Diluted net income per share applicable to common stock	$0.99	$1.44

Dividends declared per share of common stock	$0.375

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distribution Holdings Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	BlueLinx	BlueLinx
	October 1, 2005	January 1, 2005
	(unaudited)
Assets:
Current assets:
Cash	$28,320	$15,572
Receivables, net	526,466	363,688
Inventories, net	418,864	500,231
Deferred income taxes	7,259	6,122
Other current assets	41,303	34,203

Total current assets	1,022,212	919,816

Property, plant, and equipment:
Land and land improvements	56,496	55,573
Buildings	93,381	93,133
Machinery and equipment	52,408	41,063
Construction in progress	1,920	5,089

Property, plant, and equipment, at cost	204,205	194,858
Accumulated depreciation	(18,479)	(7,880)

Property, plant, and equipment, net	185,726	186,978
Other non-current assets	27,382	30,268

Total assets	$1,235,320	$1,137,062

Liabilities:
Current liabilities:
Accounts payable	$325,335	$270,271
Bank overdrafts	43,953	32,033
Accrued compensation	12,077	18,292
Current maturities of long-term debt	63,937	94,103
Other current liabilities	14,642	13,142

Total current liabilities	459,944	427,841

Non-current liabilities:
Long-term debt	590,000	558,000
Deferred income taxes	850	740
Other long-term liabilities	13,565	8,989

Total liabilities	1,064,359	995,570

Shareholder’s Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 30,225,323 and 29,500,000 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	302	295
Additional paid-in-capital	131,741	121,306
Accumulated other comprehensive income (loss)	(508)	(789)
Retained earnings	39,426	20,680

Total shareholders’ equity	170,961	141,492

Total liabilities and shareholders’ equity	$1,235,320	$1,137,062

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distribution Holdings Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND
BUILDING PRODUCTS DISTRIBUTION DIVISION
OF GEORGIA-PACIFIC CORPORATION
STATEMENT OF DIRECT CASH FLOWS
(In thousands)

	Nine Months Ended
			Distribution
		BlueLinx	Division
	BlueLinx Period	Period from	Period from
	from January 2,	Inception (March 8,	January 4,
	2005 to	2004) to	2004 to
	October 1, 2005	October 2, 2004	May 7, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$30,065	$31,711	$50,437
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	13,793	6,237	6,175
Amortization of debt issue costs	2,704	1,215	—
Deferred income tax (benefit) provision	(1,027)	(4,828)	9,183
Changes in assets and liabilities:
Receivables	(158,401)	63,782	(292,350)
Inventories	91,976	(15,556)	(145,689)
Accounts payable	54,485	(37,103)	257,772
Changes in other working capital	(11,003)	5,657	2,464
Other	5,695	1,528	(1,974)

Net cash provided by (used in) operating activities	28,287	52,643	(113,982)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(17,021)	(776,307)	—
Property, plant and equipment investments	(10,034)	(1,677)	(1,378)
Proceeds from sale of assets	814	25	252

Net cash used in investing activities	(26,241)	(777,959)	(1,126)

Cash flows from financing activities:
Net transactions with Georgia-Pacific Corporation	—	—	88,352
Issuance of preferred stock	—	95,000	—
Issuance of common stock, net	8,541	5,000	—
Proceeds from stock options exercised	296	—	—
Net increase in revolving credit facility	1,834	473,507	—
Proceeds from issuance of term loan	—	100,000	—
Proceeds from issuance of mortgage payable	—	100,000	—
Debt financing costs	(570)	(15,338)	—
Increase (decrease) in bank overdrafts	11,920	(9,746)	26,250
Common dividends paid	(11,319)	—	—

Net cash provided by financing activities	10,702	748,423	114,602

Increase (decrease) in cash	12,748	23,107	(506)
Balance, beginning of period	15,572	—	506

Balance, end of period	$28,320	$23,107	$—

See accompanying notes.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Background
     Basis of Presentation
     BlueLinx Holdings Inc. (“BlueLinx” or the “Company”) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 1, 2005, as filed with the Securities and Exchange Commission (“SEC”). The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2004 contained 52 weeks. Certain 2004 amounts have been reclassified to conform with 2005 presentation.
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
     The financial statements of BlueLinx for the period from inception (March 8, 2004) to October 2, 2004 include the Company’s financial results during the period of time from March 8, 2004 until the purchase of the assets of the Distribution Division on May 7, 2004. The financial statements of the Distribution Division reflect the accounts and results of certain operations of the business conducted by the Distribution Division. The accompanying combined financial statements of the Distribution Division have been prepared from Georgia-Pacific’s historical accounting records and are presented on a carve-out basis reflecting these certain assets, liabilities, and operations. The Distribution Division was an unincorporated business of Georgia-Pacific and, accordingly, Georgia-Pacific’s net investment in these operations (parent’s net investment) was used in lieu of shareholder’s equity. All significant intradivision transactions have been eliminated. The financial statements are not necessarily indicative of the financial position, results of operations and cash flows that might have occurred had the Distribution Division been an independent entity not integrated into Georgia-Pacific’s other operations. Also, they may not be indicative of the actual financial position that might have otherwise resulted, or of future results of operations or financial position of the Distribution Division. The Company operates as one reportable segment.

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
     Inventory Valuation
     Inventories are valued at the lower of moving average cost or market. Prior to May 7, 2004, during the pre-acquisition period, the last-in, first-out (LIFO) method was used to determine the cost of those inventories purchased from Georgia-Pacific. The impact of the change in the LIFO reserve on cost of sales for the first nine months of fiscal 2004 was $3.3 million of expense. Inventories consist primarily of finished goods.
     Common Stock Dividends
     On March 10, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on the Company’s common stock. The dividend was paid on March 31, 2005 to shareholders of record as of March 20, 2005. The Company’s controlling shareholder, Cerberus ABP Investor LLC (“Cerberus”), received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of the Company’s common stock as of the record date.
     On May 8, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on the Company’s common stock. The dividend was paid on June 30, 2005 to shareholders of record as of June 15, 2005. Cerberus received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of the Company’s common stock as of the record date.
     On July 21, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on the Company’s common stock. The dividend was paid on September 30, 2005 to shareholders of record as of September 15, 2005. Cerberus received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of the Company’s common stock as of the record date.

3. Comprehensive Income
     The calculation of comprehensive income is as follows (in thousands):

	Third Quarter
	BlueLinx	BlueLinx
	Period from	Period from
	July 3, 2005	July 4, 2004
	to	to
	October 1, 2005	October 2, 2004
Net income	$13,896	$20,515
Other comprehensive income:
Foreign currency translation, net of taxes	473	160

Comprehensive income	$14,369	$20,675

	Nine Months Ended
			Distribution
	BlueLinx	BlueLinx	Division
	Period from	Period from	Period from
	January 2, 2005	Inception (March	January 4,
	to	8, 2004) to	2004 to
	October 1, 2005	October 2, 2004	May 7, 2004
Net income	$30,065	$31,711	$50,437
Other comprehensive income:
Foreign currency translation, net of taxes	281	555	(612)

Comprehensive income	$30,346	$32,266	$49,825

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
     Net periodic pension cost for our pension plans included the following:

		Nine Month	Period from
	Three Month	Period from January	Inception (March 8,
	Period from July 3,	2, 2005 to October 1,	2004) to January 1,
	2005 to October 1, 2005	2005	2005
Service cost	$650	$1,950	$1,511
Interest cost on projected benefit obligation	970	2,910	2,591
Expected return on plan assets	(1,208)	(3,624)	(3,168)

Net periodic pension cost	$412	$1,236	$934

5. Revolving Credit Facility
     As of October 1, 2005, the Company had outstanding borrowings of $489 million and availability of $171 million under the terms of its revolving credit facility. Based on borrowing base limitations, the Company classifies the lowest projected balance of the credit facility over the next twelve months of $425 million as long-term debt. The revolving credit facility was amended on July 14, 2005 to among other things, increase the revolving loan limit to $800 million from $700 million and expand certain criteria for the Company’s borrowing base in order to increase the Company’s liquidity.
     As of October 1, 2005 the Company had outstanding letters of credit totaling $7.5 million, primarily for the purposes of securing collateral requirements under the casualty insurance programs for the Company and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.
6. Related Party Transactions
     Temporary Staffing Provider
     The Company uses Tandem Staffing Solutions (“Tandem”), an affiliate of Cerberus, as the temporary staffing company for its office located in Atlanta, Georgia. The Company incurred total expenses of $468,005 and $1.4 million for the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, respectively. As of October 1, 2005 and January 1, 2005, the Company had accounts payable in the amount of $74,876 and $136,000 to Tandem, respectively.
     For the third quarter of fiscal 2004 and the period from inception (March 8, 2004) to October 2, 2004, the Company incurred total expenses of $796,840 and $1.1 million, respectively, related to Tandem.
     Consulting
     For the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, the Company incurred expenses in the amount of $173,000 and $273,600, respectively, for consulting services provided to the Company by consultants on retainer to Cerberus. As of October 1, 2005, the Company had accounts payable in the amount of $231,000 for these services.
     Overhead Expense Reimbursement
     For the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, the Company incurred expenses in the amount of $16,626 and $60,301, respectively, related to reimbursements to Cerberus for various overhead expenses directly related to the Company’s business.
     For the third quarter of fiscal 2004 and the period from inception (March 8, 2004) to October 2, 2004, the Company incurred total expenses of $122,258 and $258,000, respectively, related to reimbursements to Cerberus.
     Other Selling, General and Administrative
     The Company uses ATC Associates, Inc. (ATC) and SBI Group (SBI), Cerberus affiliates, for real estate surveys and information technology consulting. These expenses totaled $18,000 and $90,076 for the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, respectively.
     For the period from inception (March 8, 2004) to October 2, 2004, the Company incurred total expenses of $307,729 and $32,851 related to ATC and SBI, respectively.

     Information Systems
     The Company purchased software licenses and a three year maintenance agreement from SSA Global Technologies, Inc., a Cerberus affiliate. These payments were directly related to the transfer of the Company’s existing financial reporting software from Georgia-Pacific. These payments totaled $242,611 for the first nine months of fiscal 2005.
     Rental Car
     For the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, the Company incurred expenses for car rentals in the amount of $129,774 and $306,643, respectively. These services were provided by Vanguard Car Rental USA Inc., an affiliate of Cerberus.
7. Commitments and Contingencies
     The Company is involved in various proceedings incidental to its businesses and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of these matters could be material to operating results in any given quarter but will not have a materially adverse effect on the long-term financial condition or results of operations of the Company.
     Collective Bargaining Agreements
     Approximately 33% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 3.4% of the Company’s work force will expire within one year.
     Preference Claim
     On October 14, 2005, Wickes Inc. filed a lawsuit in the United States Bankruptcy Court for the Northern District of Illinois titled “Wickes Inc. v. Georgia Pacific Distribution Division (Blue Linx),” (Bankruptcy Adversary Proceeding No. 05-2322), asserting that approximately $16 million in payments received by the Distribution Division during the 90-day period prior to Wickes’ January 20, 2004 Chapter 11 filing were preferential payments under section 547 of the United States Bankruptcy Code. The deadline for the Company to respond to the complaint commencing the lawsuit is November 14, 2005. Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes Wickes’ assertion to be without merit and, in any event, subject to one or more complete defenses, including, but not limited to, that the payments were made and received in the ordinary course of business and were a substantially contemporaneous exchange for new value given to Wickes. Accordingly, the Company has no plans to establish a reserve with respect to the asserted claim.
     Hurricane Katrina
     Hurricane Katrina caused significant damage at the Company’s distribution center in New Orleans, Louisiana. The facility ceased operations prior to the arrival of the storm on August 29, 2005 and has not reopened. There was approximately $2.4 million in inventory located at the facility that has been declared a total loss by the Company’s insurer. Damage to the building and furniture, fixtures and equipment is still being assessed. The cost to the Company related to the damage is $250,000 which is the amount of its insurance deductible.
8. Subsequent Events
     On October 20, 2005, the Company announced that Charles H. McElrea was retiring from his position as chief executive officer. Simultaneously, the Company announced that it entered into an employment agreement effective October 20, 2005 with Stephen E. Macadam to replace Mr. McElrea as chief executive officer. In connection with Mr. McElrea’s retirement, the Company and Mr. McElrea entered into a retirement and consulting agreement pursuant to which the Company agreed to pay Mr. McElrea a consulting fee of $58,890 per month, payable in 24 monthly installments. The first such installment shall be due and payable on the date that is 6 months after his retirement date. The retirement and consulting agreement also contains confidentiality provisions, as well as a covenant not to compete during the term of the agreement. Mr. McElrea will continue to serve as a member of the Company’s Board. The Company anticipates it will record the entire consulting fee expense under Mr. McElrea’s agreement of approximately $1.4 million in the fourth quarter of fiscal 2005.
     In connection with his employment agreement, Mr. Macadam was granted an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $13.50 per share. The options vest in five equal annual installments beginning on October 20, 2006. The employment agreement expires on December 31, 2008, except that it will be renewed automatically for an additional one-year period unless thirty days prior written notice is given by either party in advance of such one-year period. Mr. Macadam received a $600,000 signing bonus from the Company and his annual base salary shall be paid at the rate of $700,000 for 2005 and 2006, $750,000 for 2007 and $800,000 for 2008. Mr. Macadam also resigned from his position as a member of the Company’s audit committee and the chair of the compensation committee. Mark Suwyn, a member of the Company’s Board and the compensation committee since May 2005, was appointed to replace Mr. Macadam as chairman of the compensation committee and Alan Schumacher, a member of the Company’s Board since May 2004, was also appointed as a member of the compensation committee. The audit committee will operate with its two remaining members until a third independent member is appointed to assume Mr. Macadam’s position on the audit committee.
     On November 7, 2005, the Company’s Board declared a quarterly dividend of $0.125 per share on the Company’s common stock. The dividend is payable as of December 30, 2005 to stockholders of record as of December 15, 2005.
9. Unaudited Supplemental Condensed Consolidating/Combined Financial Statements
     The condensed consolidating financial information as of October 1, 2005 and January 1, 2005 and for the periods from July 3, 2005 to October 1, 2005, July 4, 2004 to October 2, 2004, January 2, 2005 to October 1, 2005, and inception (March 8, 2004) to October 2, 2004 is provided due to restrictions in the Company’s revolving credit facility that limit distributions by BlueLinx Corporation, a wholly-owned subsidiary of the Company, to the Company, which, in turn, may limit the Company’s ability to pay dividends to holders of its common stock (see the Company’s Annual Report on Form 10-K for the year ended January 1, 2005, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated/combining financial statements are sixty-one single member limited liability companies, which are wholly owned by the Company (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either the Company or BlueLinx Corporation. The supplemental condensed combining financial statements for the period from January 4, 2004 to May 7, 2004 also present the financial position, results of operations and cash flows for the pre-acquisition period as if the current structure of the Company had been outstanding for the period presented.

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from July 3, 2005 to October 1, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,454,217	$4,900	$(4,900)	$1,454,217
Cost of sales	—	1,317,180	—	—	1,317,180

Gross profit	—	137,037	4,900	(4,900)	137,037

Operating expenses:
Selling, general and administrative	416	102,307	103	(4,900)	97,926
Depreciation and amortization	—	3,918	1,075	—	4,993

Total operating expenses	416	106,225	1,178	(4,900)	102,919

Operating income (loss)	(416)	30,812	3,722	—	34,118
Non-operating expenses:

Interest expense	—	8,557	2,659	—	11,216
Other income, net	—	(185)	(110)	—	(295)

Income before (benefit) provision for income taxes	(416)	22,440	1,173	—	23,197
Provision (benefit) for income taxes	(163)	9,005	459	—	9,301
Equity in income (loss) of subsidiaries	14,149	—	—	(14,149)	—

Net income (loss)	$13,896	$13,435	$714	$(14,149)	$13,896

     The condensed combining statement of operations for BlueLinx Holdings Inc. for the period from July 4, 2004 to October 2, 2004 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,509,581	$3,750	$(3,750)	$1,509,581
Cost of sales	—	1,367,303	—	—	1,367,303

Gross profit	—	142,278	3,750	(3,750)	142,278
Operating expenses:
Selling, general and administrative	76	97,013	24	(3,750)	93,363
Depreciation and amortization	—	2,830	1,090	—	3,920

Total operating expenses	76	99,843	1,114	(3,750)	97,283

Operating income (loss)	(76)	42,435	2,636	—	44,995
Non-operating expenses:
Interest expense	—	8,385	2,529	—	10,914
Other expense, net	—	140	—	—	140

Income before provision (benefit) for income taxes	(76)	33,910	107	—	33,941
Provision (benefit) for income taxes	(30)	13,415	41	—	13,426
Equity in income (loss) of subsidiaries	20,561	—	—	(20,561)	—

Net income (loss)	20,515	$20,495	$66	$(20,561)	20,515

Less: Preferred stock dividends	2,487				2,487

Net income attributable to common shareholders	$18,028				$18,028

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 2, 2005 to October 1, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,292,812	$14,700	$(14,700)	$4,292,812
Cost of sales	—	3,920,766	—	—	3,920,766

Gross profit	—	372,046	14,700	(14,700)	372,046

Operating expenses:
Selling, general and administrative	1,299	290,400	310	(14,700)	277,309
Depreciation and amortization	—	10,567	3,226	—	13,793

Total operating expenses	1,299	300,967	3,536	(14,700)	291,102

Operating income (loss)	(1,299)	71,079	11,164	—	80,944
Non-operating expenses:
Interest expense	—	23,511	7,695	—	31,206
Other expense (income), net	—	168	(110)	—	58

Income before provision (benefit) for income taxes	(1,299)	47,400	3,579	—	49,680
Provision (benefit) for income taxes	(507)	18,725	1,397	—	19,615
Equity in income (loss) of subsidiaries	30,857	—	—	(30,857)	—

Net income (loss)	$30,065	$28,675	$2,182	$(30,857)	$30,065

     The condensed combining statement of operations for BlueLinx Holdings Inc. for the period from inception (March 8, 2004) to October 2, 2004 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,465,193	$6,058	$(6,058)	$2,465,193
Cost of sales	—	2,233,387	—	—	2,233,387

Gross profit	—	231,806	6,058	(6,058)	231,806
Operating expenses:
Selling, general and administrative	231	161,386	40	(6,058)	155,599
Depreciation and amortization	—	4,506	1,731	—	6,237

Total operating expenses	231	165,892	1,771	(6,058)	161,836

Operating income (loss)	(231)	65,914	4,287	—	69,970
Other expenses (income):
Interest expense	—	13,563	4,145	—	17,708
Other expense (income), net	—	(33)	—	—	(33)

Income before provision (benefit) for income taxes	(231)	52,384	142	—	52,295
Provision (benefit) for income taxes	(90)	20,619	55	—	20,584
Equity in income (loss) of subsidiaries	31,852	—	—	(31,852)	—

Net income (loss)	31,711	$31,765	$87	$(31,852)	31,711

Less: Preferred stock dividends	3,971				3,971

Net income attributable to common shareholders	$27,740				$27,740

     The pre-acquisition condensed combining statement of operations of the Distribution Division for the period from January 4, 2004 to May 7, 2004 follows (in thousands):

	Distribution
	Division
	Excluding
	Warehouse	Warehouse
	Properties	Properties	Combined
Net sales	$1,885,334	$—	$1,885,334
Cost of sales	1,658,123	—	1,658,123

Gross profit	227,211	—	227,211
Operating expenses:
Selling, general and administrative	139,203	—	139,203
Depreciation and amortization	3,786	2,389	6,175

Total operating expenses	142,989	2,389	145,378

Operating income (loss)	84,222	(2,389)	81,833
Non-operating expenses:
Interest expense	—	—	—
Other expense, net	614	—	614

Income before provision (benefit) for income taxes	83,608	(2,389)	81,219
Provision (benefit) for income taxes	31,687	(905)	30,782
Equity in income (loss) of subsidiaries	—	—	—

Net income (loss)	$51,921	$(1,484)	$50,437

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of October 1, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$28,320	$—	$—	$28,320
Receivables	—	526,466	—	—	526,466
Inventories	—	418,864	—	—	418,864
Deferred income taxes	—	7,259	—	—	7,259
Other current assets	268	41,035	—	—	41,303
Intercompany receivable	507	—	598	(1,105)	—

Total current assets	775	1,021,944	598	(1,105)	1,022,212

Property, plant and equipment:
Land and land improvements	—	2,335	54,161	—	56,496
Buildings	—	4,034	89,347	—	93,381
Machinery and equipment	—	52,408	—	—	52,408
Construction in progress	—	1,920	—	—	1,920

Property, plant and equipment, at cost	—	60,697	143,508	—	204,205
Accumulated depreciation	—	(12,539)	(5,940)	—	(18,479)

Property, plant and equipment, net	—	48,158	137,568	—	185,726
Investment in subsidiaries	170,186	—	—	(170,186)	—
Deferred income taxes	—	2,611	—	(2,611)	—
Other non-current assets	—	23,077	4,305	—	27,382

Total assets	$170,961	$1,095,790	$142,471	$(173,902)	$1,235,320

Liabilities:
Current liabilities :
Accounts payable	$—	$325,335	$—	$—	$325,335
Bank overdrafts	—	43,953	—	—	43,953
Accrued compensation	—	12,077	—	—	12,077
Current maturities of long-term debt	—	63,937	—	—	63,937
Other current liabilities	—	11,926	2,716	—	14,642
Intercompany payable	—	598	507	(1,105)	—

Total current liabilities	—	457,826	3,223	(1,105)	459,944

Non-current liabilities:
Long-term debt	—	425,000	165,000	—	590,000
Deferred income taxes	—	—	3,461	(2,611)	850
Other long-term liabilities	—	12,740	825	—	13,565

Total liabilities	—	895,566	172,509	(3,716)	1,064,359

Shareholders’ Equity/Parent’s Investment	170,961	200,224	(30,038)	(170,186)	170,961

Total liabilities and equity	$170,961	$1,095,790	$142,471	$(173,902)	$1,235,320

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 1, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$3	$15,569	$—	$—	$15,572
Receivables, net	—	363,688	—	—	363,688
Inventories, net	—	500,231	—	—	500,231
Deferred income tax assets	—	6,122	—	—	6,122
Other current assets	1,258	32,945	—	—	34,203
Intercompany receivable	167	4,012	2,251	(6,430)	—

Total current assets	1,428	922,567	2,251	(6,430)	919,816

Property, plant and equipment:
Land and land improvements	—	1,412	54,161	—	55,573
Buildings	—	3,091	90,042	—	93,133
Machinery and equipment	—	41,063	—	—	41,063
Construction in progress	—	5,089	—	—	5,089

Property, plant and equipment, at cost	—	50,655	144,203	—	194,858
Accumulated depreciation	—	(5,068)	(2,812)	—	(7,880)

Property, plant and equipment, net	—	45,587	141,391	—	186,978
Investment in subsidiaries	145,146	—	—	(145,146)	—
Deferred income taxes	—	3,456	—	(3,456)	—
Other non-current assets	—	25,715	4,553	—	30,268

Total assets	$146,574	$997,325	$148,195	$(155,032)	$1,137,062

Liabilities:
Current liabilities:
Accounts payable	$1,070	$269,201	$—	$—	$270,271
Bank overdrafts	—	32,033	—	—	32,033
Accrued compensation	—	18,292	—	—	18,292
Current maturities of long-term debt	—	94,103	—	—	94,103
Other current liabilities	—	11,897	1,245	—	13,142
Intercompany payable	4,012	2,251	167	(6,430)	—

Total current liabilities	5,082	427,777	1,412	(6,430)	427,841

Non-current liabilities:
Long-term debt	—	393,000	165,000	—	558,000
Deferred income taxes	—	—	4,196	(3,456)	740
Other long-term liabilities	—	8,989	—	—	8,989

Total liabilities	5,082	829,766	170,608	(9,886)	995,570

Shareholders’ Equity/Parent’s Investment	141,492	167,559	(22,413)	(145,146)	141,492

Total liabilities and equity	$146,574	$997,325	$148,195	$(155,032)	$1,137,062

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 2, 2005 to October 1, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$30,065	$28,675	$2,182	$(30,857)	$30,065
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	10,567	3,226	—	13,793
Amortization of debt issue costs	—	2,021	683	—	2,704
Deferred income tax provision (benefit)	—	(292)	(735)	—	(1,027)
Equity in earnings of subsidiaries	(30,857)	—	—	30,857	—
Changes in assets and liabilities:
Receivables	—	(158,401)	—	—	(158,401)
Inventories	—	91,976	—	—	91,976
Accounts payable	(1,070)	55,555	—	—	54,585
Changes in other working capital	990	(13,464)	1,471	—	(11,003)
Intercompany receivable	(340)	4,012	1,653	(5,325)	—
Intercompany payable	(4,012)	(1,653)	340	5,325	—
Other	—	4,708	987	—	5,695

Net cash provided by (used in) operating activities	(5,224)	23,704	9,807	—	28,287

Cash flows from investing activities:
Investment in subsidiaries	7,795	—	—	(7,795)	—
Acquisitions, net of cash acquired	—	(17,021)	—	—	(17,021)
Property, plant and equipment investments	—	(10,034)	—	—	(10,034)
Proceeds from sale of assets	—	814	—	—	814

Net cash provided by (used in) investing activities	7,795	(26,241)	—	(7,795)	(26,241)

Cash flows from financing activities:
Net transactions with Parent	—	2,012	(9,807)	7,795	—
Issuance of common stock, net	8,541	—	—	—	8,541
Proceeds from stock options exercised	204	92	—	—	296
Net increase in revolving credit facility	—	1,834	—	—	1,834
Debt financing costs	—	(570)	—	—	(570)
Increase (decrease) in bank overdrafts	—	11,920	—	—	11,920
Common dividends paid	(11,319)	—	—	—	(11,319)

Net cash provided by (used in) financing activities	(2,574)	15,288	(9,807)	7,795	10,702

Increase (decrease) in cash	(3)	12,751	—	—	12,748
Balance, beginning of period	3	15,569	—	—	15,572

Balance, end of period	$—	$28,320	$—	$—	$28,320

     The condensed combining statement of cash flows for BlueLinx Holdings Inc. for the period from inception (March 8, 2004) to October 2, 2004 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx
	Inc.	Corporation	LLCs	Elimination	Consolidated
Cash flows from operating activities:
Net income	$31,711	$31,765	$87	$(31,852)	$31,711
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	—	4,506	1,731	—	6,237
Amortization of debt issue costs	—	1,215	—	—	1,215
Deferred income tax provision (benefit)	—	(8,987)	4,159	—	(4,828)
Equity in earnings of subsidiaries	(31,852)	—	—	31,852	—
Changes in assets and liabilities:
Receivables	—	63,782	—	—	63,782
Inventories	—	(15,556)	—	—	(15,556)
Accounts payable	—	(37,103)	—	—	(37,103)
Changes in other working capital	(455)	3,930	909	1,273	5,657
Intercompany receivable	(90)	—	—	90	—
Intercompany payable	768	—	595	(1,363)	—
Other	—	1,156	372	—	1,528

Net cash provided by operating activities	82	44,708	7,853	—	52,643

Cash flows from investing activities:
Contributed capital to subsidiaries	(100,802)	—	—	100,802	—
Acquisition of operating assets of division	—	(632,104)	(144,203)	—	(776,307)
Property, plant and equipment investments	—	(1,677)	—	—	(1,677)
Proceeds from sale of assets	—	25	—	—	25

Net cash provided by (used in) investing activities	(100,802)	(633,756)	(144,203)	100,802	(777,959)

Cash flows from financing activities:
Net transactions with Georgia-Pacific	—	63,732	36,350	(100,802)	—
Issuance of preferred stock	95,000	—	—	—	95,000
Issuance of common stock, net	5,000	—	—	—	5,000
Net increase in revolving credit facility	—	473,507	—	—	473,507
Proceeds from term loan	—	100,000	—	—	100,000
Proceeds from mortgage payable	—	—	100,000	—	100,000
Debt financing costs	—	(15,338)	—	—	(15,338)
Decrease in bank overdrafts	—	(9,746)	—	—	(9,746)

Net cash provided by (used in) financing activities	100,000	612,155	136,350	(100,802)	748,423

Increase in cash	—	23,107	—	—	23,107
Balance, beginning of period	—	—	—	—	—

Balance, end of period	$—	$23,107	$—	$—	$23,107

     The pre-acquisition condensed combining statement of cash flows for the Distribution Division for the period from January 4, 2004 to May 7, 2004 follows (in thousands):

	Distribution
	Division
	Excluding
	Warehouse	Warehouse
	Properties	Properties	Combined
Cash flows from operating activities:
Net income	$51,921	$(1,484)	$50,437
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	3,786	2,389	6,175
Amortization of debt issue costs	—	—	—
Deferred income tax provision	9,183	—	9,183
Equity in earnings of subsidiaries	—	—	—
Changes in assets and liabilities:
Receivables	(292,350)	—	(292,350)
Inventories	(145,689)	—	(145,689)
Accounts payable	257,772	—	257,772
Changes in other working capital	2,464	—	2,464
Other	(1,974)	—	(1,974)

Net cash provided by (used in) operating activities	(114,887)	905	(113,982)

Cash flows from investing activities:
Contributed capital to subsidiaries	—	—	—
Acquisition of operating assets of division	—	—	—
Property, plant and equipment investments	(1,378)	—	(1,378)
Proceeds from sale of assets	252	—	252

Net cash used in investing activities	(1,126)	—	(1,126)

Cash flows from financing activities:
Net transactions with Georgia-Pacific	89,257	(905)	88,352
Issuance of preferred stock	—	—	—
Issuance of common stock, net	—	—	—
Net increase in revolving credit facility	—	—	—
Proceeds from term loan	—	—	—
Proceeds from mortgage payable	—	—	—
Fees paid to issue debt	—	—	—
Increase in bank overdrafts	26,250	—	26,250

Net cash provided by (used in) financing activities	115,507	(905)	114,602

Decrease in cash	(506)	—	(506)
Balance, beginning of period	506	—	506

Balance, end of period	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our condensed financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended January 1, 2005 as filed with the SEC. This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended January 1, 2005 as filed with the U.S. Securities and Exchange Commission and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:
•	changes in the prices, supply and/or demand for products which we distribute;

•	the activities of competitors;

•	changes in significant operating expenses;

•	changes in the availability of capital;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	general economic and business conditions in the United States;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities;

•	variations in the performance of the financial markets; and

•	the other factors described herein under “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended January 1, 2005 as filed with the U.S. Securities and Exchange Commission.
     Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Overview
   Company Background
     The Company is a leading distributor of building products in the United States. The Company distributes over 10,000 products to more than 11,700 customers through its network of more than 65 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. The Company distributes products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (OSB), lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 55% of the Company’s third quarter of fiscal 2005 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products. Specialty products accounted for approximately 45% of the Company’s third quarter of fiscal 2005 gross sales.
   Recent Developments
     On October 20, 2005, the Company announced that Charles H. McElrea was retiring from his position as chief executive officer. Simultaneously, the Company announced that it entered into an employment agreement effective October 20, 2005 with Stephen E. Macadam to replace Mr. McElrea as chief executive officer. In connection with Mr. McElrea’s retirement, the Company and Mr. McElrea entered into a retirement and consulting agreement pursuant to which the Company agreed to pay Mr. McElrea a consulting fee of $58,890 per month, payable in 24 monthly installments. The first such installment shall be due and payable on the date that is 6 months after his retirement date. The retirement and consulting agreement also contains confidentiality provisions, as well as a covenant not to compete during the term of the agreement. Mr. McElrea will continue to serve as a member of the Company’s Board. The Company anticipates it will record the entire consulting fee expense under Mr. McElrea’s agreement of approximately $1.4 million in the fourth quarter of fiscal 2005.
     In connection with his employment agreement, Mr. Macadam was granted an option to purchase 750,000 shares of the Company’s common stock at an exercise price of $13.50 per share. The options vest in five equal annual installments beginning on October 20, 2006. The employment agreement expires on December 31, 2008, except that it will be renewed automatically for an additional one-year period unless thirty days prior written notice is given by either party in advance of such one-year period. Mr. Macadam received a $600,000 signing bonus from the Company and his annual base salary shall be paid at the rate of $700,000 for 2005 and 2006, $750,000 for 2007 and $800,000 for 2008. Mr. Macadam also resigned from his position as a member of the Company’s audit committee and the chair of the compensation committee. Mark Suwyn, a member of the Company’s Board and the compensation committee since May 2005, was appointed to replace Mr. Macadam as chairman of the compensation committee and Alan Schumacher, a member of the Company’s Board since May 2004, was also appointed as a member of the compensation committee. The audit committee will operate with its two remaining members until a third independent member is appointed to assume Mr. Macadam’s position on the audit committee.
     On November 7, 2005, the Company’s Board declared a quarterly dividend of $0.125 per share on the Company’s common stock. The dividend is payable on December 30, 2005 to stockholders of record as of December 15, 2005.
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
     Transition Agreements. During the pre-acquisition period, Georgia-Pacific charged the Distribution Division for the estimated cost of certain functions that were managed by Georgia-Pacific and could reasonably be directly attributed to the operations of the Distribution Division. These costs included dedicated human resources, legal, accounting and information systems support. The charges to the Distribution Division were based on Georgia-Pacific management’s estimate of the services specifically used by the Distribution Division. Where determinations based on specific usage alone were impracticable, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the cost attributable to the Distribution Division. The total of the allocations was $5.8 million for the period from January 4, 2004 to May 7, 2004. Certain general corporate expenses were not allocated to the Distribution Division. These expenses included portions of property and casualty insurance premiums, health and welfare administration costs, human resources administration costs, finance administration costs and legal costs. The Company estimates that these incremental costs would have been approximately $4.7 million for the period from January 4, 2004 to May 7, 2004.
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
Sales Revenue Variances
     The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the third quarter of fiscal 2005, the third quarter of fiscal 2004, the first nine months of fiscal 2005, the first nine months of fiscal 2004, fiscal 2004 and fiscal 2003 (the 2004 financial results reflect the combined results of BlueLinx and the Distribution Division for the applicable period).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2005	Q3 2004	2005 YTD	2004 YTD	2004	2003
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products	$809	$895	$2,426	$2,563	$3,225	$2,401
Specialty Products	648	643	1,897	1,825	2,391	1,924
Other*	(3)	(28)	(30)	(37)	(58)	(53)

Total Sales	$1,454	$1,510	$4,293	$4,351	$5,558	$4,272

Sales Variances
Unit Volume $ Change	$24	$71	$137	$240	$351	$94
Price/Other*	(80)	246	(195)	1,007	935	444

Total $ Change	$(56)	$317	$(58)	$1,247	$1,286	$538

Unit Volume % Change	1.6%	5.9%	3.1%	7.7%	8.2%	2.5%
Price/Other*	(5.3)%	20.7%	(4.4)%	32.5%	21.9%	11.9%

Total % Change	(3.7)%	26.6%	(1.3)%	40.2%	30.1%	14.4%

*	Other includes unallocated allowances and discounts, acquisitions and the impact of the 53rd week in fiscal 2003.
     The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the third quarter of fiscal 2005, the third quarter of fiscal 2004, the first nine months of fiscal 2005, the first nine months of fiscal 2004, fiscal 2004 and fiscal 2003 (the 2004 financial results reflect the combined results of BlueLinx and the Distribution Division for the applicable period).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2005	Q3 2004	2005 YTD	2004 YTD	2004	2003
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$969	$1,069	$2,826	$2,972	$3,819	$2,935
Direct	488	469	1,497	1,416	1,797	1,390
Other*	(3)	(28)	(30)	(37)	(58)	(53)

Total	$1,454	$1,510	$4,293	$4,351	$5,558	$4,272

Gross Margin by Channel
Warehouse/Reload	$107	$122	$296	$387	$459	$380
Direct	22	21	61	65	84	74
Other*	8	(1)	15	7	18	3

Total	$137	$142	$372	$459	$561	$457

Gross Margin % by Channel
Warehouse/Reload	11.0%	11.4%	10.5%	13.0%	12.0%	12.9%
Direct	4.5%	4.5%	4.1%	4.6%	4.7%	5.3%
Other*	0.6%	(0.1)%	0.3%	0.2%	0.3%	0.1%

Total	9.4%	9.4%	8.7%	10.5%	10.1%	10.7%

*	Other includes unallocated allowances and discounts, acquisitions and the impact of the 53rd week in fiscal 2003.
Fiscal Year
     The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2004 contained 52 weeks and fiscal year 2003 contained 53 weeks. The additional week in fiscal year 2003 was included in the fourth quarter of that year.

Results of Operations
   Third Quarter of Fiscal 2005 Compared to Third Quarter of Fiscal 2004
     The following table sets forth the Company’s results of operations for the third quarter of fiscal 2005 and third quarter of fiscal 2004.

	BlueLinx
	Period		BlueLinx
	from		Period from
	July 3, 2005	% of	July 4,	% of
	to	Net	2004 to	Net
	October 1, 2005	Sales	October 2, 2004	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,454,217	100.0%	$1,509,581	100.0%
Gross profit	137,037	9.4%	142,278	9.4%
Selling, general & administrative	97,926	6.7%	93,363	6.2%
Depreciation and amortization	4,993	0.3%	3,920	0.3%

Operating income	34,118	2.3%	44,995	3.0%
Interest expense	11,216	0.8%	10,914	0.7%
Other expense (income), net	(295)	0.0%	140	0.0%

Income before provision for income taxes	23,197	1.6%	33,941	2.2%
Income tax provision (benefit)	9,301	0.6%	13,426	0.9%

Net income	$13,896	1.0%	$20,515	1.4%

     Net Sales. For the third quarter of fiscal 2005, net sales decreased by 3.7%, or $55.4 million, to $1.5 billion. The decrease was primarily due to price decreases of $80 million. This decrease was partially offset by unit volume increases of $24 million. Structural product sales fell 9.6% during the quarter to $809 million, while sales for specialty products increased 1.0%, to nearly $648 million.
     Gross Profit. Gross profit for the third quarter of fiscal 2005 was $137 million, or 9.4% of sales, compared to $142 million, or 9.4% of sales, in the prior year period. The decline in gross profit is primarily due to the decrease in structural product margins for the quarter. The overall decline in structural product prices for the third quarter of fiscal 2005 was somewhat offset during the last month of the quarter as structural product prices rose sharply following Hurricane Katrina.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of fiscal 2005 were $97.9 million, or 6.7% of net sales, compared to $93.4 million, or 6.2% of net sales, during the third quarter of fiscal 2004. Excluding acquisitions, selling, general and administrative expenses for the third quarter of fiscal 2005 were $94.6 million as higher costs for transportation, payroll related, and travel expenses were somewhat offset by decreases in sales promotions, bad debt and professional fees.
     Depreciation and Amortization. Depreciation and amortization expense totaled $5.0 million for the third quarter of fiscal 2005, while depreciation and amortization expense totaled $3.9 million for third quarter fiscal 2004. The increase in depreciation and amortization is primarily due to capital expenditures for mobile equipment.
     Operating Income. Operating income for the third quarter of fiscal 2005 was $34.1 million, or 2.3% of sales, versus $45.0 million, or 3.0% of sales, in the third quarter of fiscal 2004, reflecting the decline in gross profit, partially offset by lower variable operating expenses.

     Interest Expense. Interest expense totaled $11.2 million for the third quarter of fiscal 2005, which includes $0.8 million of debt issue cost amortization. Interest expense related to the Company’s revolving credit facility and mortgage was $8.0 million and $2.4 million, respectively, during this period. Interest expense totaled $10.9 million for the third quarter of fiscal 2004, which includes $0.8 million of debt issue cost amortization. Interest expense related to the Company’s term loan, revolving credit facility and mortgage was $2.6 million, $4.7 million and $2.5 million, respectively, for this period. Additionally, for the third quarter of fiscal 2004, interest on the final working capital settlement with Georgia-Pacific was $0.3 million. Lower borrowing rates associated with the new mortgage and the reduction in interest expense resulting from the repayment of the term loan in 2004 were offset by increases in borrowings under the revolving credit facility and an increase in the effective interest rate for the credit facility.
     Provision for Income Taxes. The effective tax rate was 40.1% and 39.6% for the third quarter of fiscal 2005 and the third quarter of fiscal 2004, respectively.
     Net Income. Net income for the third quarter of fiscal 2005 was $13.9 million compared to net income of $20.5 million for the third quarter of fiscal 2004.
     On a per-share basis, basic and diluted income applicable to common stockholders for the third quarter of fiscal 2005 were each $0.46. Basic and diluted earnings per share for the period from July 4, 2004 to October 2, 2004 were $1.00 and $0.93, respectively.
   Year to Date Fiscal 2005 Compared to Year to Date Fiscal 2004
     The following table sets forth the Company’s and the Distribution Division’s results of operations for the first nine months of fiscal 2005 and the first nine months of fiscal 2004. The results of operations for the first nine months of fiscal 2004 combine the pre-acquisition period from January 4, 2004 to May 7, 2004 of the Distribution Division and the period from inception (March 8, 2004) to October 2, 2004 of the Company.

	BlueLinx		BlueLinx		Pre-Acquisition
	Period		Period from		Period		Combined
	from		Inception		from		Period from
	January 2, 2005	% of	(March 8,	% of	January 4, 2004	% of	January 4, 2004	% of
	to	Net	2004) to	Net	to	Net	to	Net
	October 1, 2005	Sales	October 2, 2004	Sales	May 7, 2004	Sales	October 2, 2004	Sales
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$4,292,812	100.0%	$2,465,193	100.0%	$1,885,334	100.0%	$4,350,527	100.0%
Gross profit	372,046	8.7%	231,806	9.4%	227,211	12.1%	459,017	10.6%
Selling, general & administrative	277,309	6.5%	155,599	6.3%	139,203	7.4%	294,802	6.8%
Depreciation and amortization	13,793	0.3%	6,237	0.3%	6,175	0.3%	12,412	0.3%

Operating income	80,944	1.9%	69,970	2.8%	81,833	4.3%	151,803	3.5%
Interest expense	31,206	0.7%	17,708	0.7%	—	0.0%	17,708	0.4%
Other expense (income), net	58	0.0%	(33)	0.0%	614	0.0%	581	0.0%

Income before provision for income taxes	49,680	1.2%	52,295	2.1%	81,219	4.3%	133,514	3.1%
Income tax provision (benefit)	19,615	0.5%	20,584	0.8%	30,782	1.6%	51,366	1.2%

Net income	$30,065	0.7%	$31,711	1.3%	$50,437	2.7%	$82,148	1.9%

     Net Sales. For the first nine months of fiscal 2005, net sales decreased by 1.3%, or $57.7 million, to $4.3 billion. The decrease was primarily due to price decreases amounting to $195 million, offset by unit volume increases of $137 million. Structural product sales fell 5.3% during the nine months, to $2.4 billion, while sales for specialty products increased 3.9%, to $1.9 billion.

     Gross Profit. Gross profit for the first nine months of fiscal 2005 was $372 million compared to $459 million in the prior year period. The decline in gross profit is primarily due to the decrease in structural product margins.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for first nine months of fiscal 2005 were $277 million, or 6.5% of net sales, compared to $295 million, or 6.8% of net sales, during the first nine months of fiscal 2004. Excluding acquisitions, selling, general and administrative expenses for the first nine months of 2005 were $274 million. The decrease in selling, general and administrative expenses were caused by decreases in incentive compensation, sales commissions and sales promotions.
     Depreciation and Amortization. Depreciation and amortization expense totaled $13.8 million for the first nine months of fiscal 2005, while depreciation and amortization expense totaled $12.4 million for first nine months of fiscal 2004. The increase in depreciation and amortization is primarily due to capital expenditures for mobile equipment.
     Operating Income. Operating income for the first nine months of fiscal 2005 was $80.9 million, or 1.9% of sales, versus $152 million, or 3.5% of sales, in the first nine months of fiscal 2004, reflecting the decline in gross profit, partially offset by lower variable operating expenses.
     Interest Expense. Interest expense totaled $31.2 million for the first nine months of fiscal 2005, which includes $2.8 million of debt issue cost amortization. Interest expense related to the Company’s revolving credit facility and mortgage was $21.8 million and $6.6 million, respectively. Interest expense totaled $17.7 million for the first nine months of fiscal 2004, which includes $1.2 million of debt issue cost amortization. Interest expense related to the Company’s term loan, revolving credit facility, and mortgage was $4.1 million, $7.5 million and $4.1 million, respectively. Additionally, for the first nine months of fiscal 2004, interest on final working capital settlement with Georgia-Pacific was $0.7 million. The Company did not incur interest expense prior to the May 7, 2004 acquisition.
     Provision for Income Taxes. The effective tax rate was 39.5% and 38.5% for the first nine months of fiscal 2005 and the first nine months of fiscal 2004, respectively. During the second quarter of fiscal 2005, the State of Georgia approved BlueLinx for a tax credit of $515,000 related to the 2004 tax year. Without this credit, the effective tax rate would have been 40.5%. This higher effective tax rate that the Company would normally be subjected to is principally due to the fact that BlueLinx is a stand-alone company. As part of Georgia-Pacific, the Distribution Division was combined with the other divisions of Georgia-Pacific for state tax purposes. As a stand-alone company, we are projecting a state tax rate approximately 2% higher than Georgia-Pacific’s carve-out rate. The other differences resulted from higher non-deductible expenses and deemed repatriation of Canadian earnings.
     Net Income. Net income for the first nine months of fiscal 2005 was $30.1 million compared to net income of $82.1 million for the first nine months of fiscal 2004. The Company’s net income for the period from January 4, 2004 to May 7, 2004 was achieved as a division of Georgia-Pacific and did not include interest expense and certain corporate overhead expenses that are included in the results for the same period in fiscal 2005.
     On a per-share basis, basic and diluted income applicable to common stockholders for the first nine months of fiscal 2005 were $1.00 and $0.99, respectively. Basic and diluted earnings per share for the period from inception (March 8, 2004) to October 2, 2004 were $1.53 and $1.44, respectively. For the period prior to May 7, 2004, there were no earnings per share as a result of the business operating for much of that period as a division of Georgia-Pacific.
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
     The Company’s capital expenditures for the first nine months of fiscal 2005 were approximately $10.0 million, and were incurred primarily in connection with transportation equipment consisting of trucks, trailers, forklifts and automobiles. The Company’s capital expenditures were paid for from cash on hand, cash flows provided by operating activities or borrowings under its revolving credit facility. The Company estimates that capital expenditures, excluding any capital expenditures related to acquisitions, for the remainder of fiscal 2005 will be approximately $2.3 million, primarily for transportation equipment. The Company’s 2005 capital expenditures are anticipated to be paid from its current cash, cash provided from operating activities or borrowings under its revolving credit facility. Part of the Company’s growth strategy is to selectively pursue acquisitions. The Company may use cash or stock, or a combination of both, as acquisition currency. The Company’s cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, the Company’s liquidity position may be adversely impacted. In addition, there can be no assurance that the Company will be successful in implementing its acquisition strategy. For a discussion of the risks associated with the Company’s acquisition strategy, see risk factor on integrating acquisitions in the Company’s Annual Report on Form 10-K.
     The following tables indicate the Company’s working capital and cash flows for the periods indicated.

	BlueLinx at	BlueLinx at
	October 1,	January 1,
	2005	2005
	(Dollars in thousands)
	(Unaudited)
Working capital	$562,268	$491,975

	BlueLinx	BlueLinx	Distribution
	Period from	Period from	Division
	January 2,	Inception (March 8,	Period from
	2005 to	2004) to	January 4, 2004	Combined
	October 1,	October 2,	to	Nine Months Ended
	2005	2004	May 7, 2004	October 2, 2004
	(Dollars in thousands)
	(Unaudited)
Cash flows provided by (used for) operating activities	$28,287	$52,643	$(113,982)	$(61,339)
Cash flows used for investing activities	(26,241)	(777,959)	(1,126)	(779,085)
Cash flows provided by financing activities	$10,702	$748,423	$114,602	$863,025
   Working Capital
     Working capital increased by $70.3 million to $562 million at October 1, 2005, from $492 million at January 2, 2005. The increase was primarily driven by a seasonal increase in accounts receivable in the amount of $158 million, partially offset by a corresponding increase in accounts payable of $54.5 million and a decline in inventories of $92.0 million. Additionally, cash increased from $15.6 million on January 2, 2005 to $28.3 million at October 1,

2005. The $28.3 million of cash on the Company’s balance sheet at October 1, 2005 primarily reflects customer remittances received in the Company’s lock boxes on Friday and Saturday that are not available until Monday, which is part of the next fiscal period.
   Operating Activities
     During the first nine months of fiscal 2005 and fiscal 2004, cash flows provided by (used in) operating activities totaled $28.3 million and $(61.3) million, respectively. The increase of $89.6 million in cash flows provided by operating activities was primarily the result of a lower use of cash related to working capital of $22.9 million for the first nine months of fiscal 2005 compared to $161 million for the first nine months of fiscal 2004. Partially offsetting this decreased use of cash related to working capital was a $52.1 million decline in earnings. The change in working capital for the first nine months of fiscal 2004 included an increase of $99 million in payables to Georgia-Pacific as these amounts were previously classified as parent’s investment at January 3, 2004.
   Investing Activities
     During the first nine months of fiscal 2005 and fiscal 2004, cash flows used in investing activities totaled $26.2 million and $779 million, respectively.
     On May 7, 2004, we and our operating company acquired the real estate and operating assets of the Distribution Division, respectively. On that date, we paid purchase consideration of approximately $776 million to Georgia-Pacific.
     On July 22, 2005, the Company completed the acquisition of California-based hardwood lumber company Lane Stanton Vance (LSV), formerly a unit of privately-held Hampton Distribution Companies.
     During the first nine months of fiscal 2005 and fiscal 2004, the Company’s expenditures for property and equipment were $10.0 million and $3.1 million, respectively. These expenditures were primarily for transportation equipment consisting of trucks, trailers, forklifts and sales force automobiles.
     Proceeds from the sale of property and equipment totaled $0.8 million and $0.3 million during the first nine months of fiscal 2005 and fiscal 2004, respectively.
   Financing Activities
     Net cash provided by financing activities was $10.7 million during the first nine months of fiscal 2005 compared to $863 million during the first nine months of fiscal 2004. The difference in cash provided by financing activities during the first nine months of 2004 primarily resulted from net proceeds from the Company’s (i) revolving credit facility of $474 million, (ii) former term loan of $100 million, (iii) old mortgage payable to ABPMC LLC, an affiliate of Cerberus, of $100 million, (iv) issuance of preferred stock in the amount of $95 million and (v) issuance of common stock in the amount of $5 million, all of which relate to our acquisition of the assets of the Distribution Division. Fees paid to issue the revolving credit facility and former term loan totaled $15.3 million.
     The Company paid dividends to its common stockholders in the aggregate amount of $11.3 million in the first nine months of fiscal 2005.
     During the pre-acquisition period, the Distribution Division was financed by Georgia-Pacific and through the use of bank overdrafts.
     Debt and Credit Sources
     On May 7, 2004, the Company’s operating company entered into a revolving credit facility. As of October 1, 2005, advances outstanding under the revolving credit facility were approximately $489 million. Borrowing availability was approximately $171 million and outstanding letters of credit on this facility were approximately $7.5 million. As of October 1, 2005, the interest rate on outstanding balances under the revolving credit facility was 6.23%. For the third quarter and first nine months of fiscal 2005, interest expense related to the revolving credit facility was $8.0 million and $21.8 million, respectively. The revolving credit facility was amended on July 14, 2005 to among other things, increase the revolving loan limit to $800 million from $700 million and expand certain criteria for the Company’s borrowing base in order to increase the Company’s liquidity.
     On October 27, 2004, the existing mortgage was refinanced by a new mortgage loan in the amount of $165 million, which was provided by Column Financial, Inc., a wholly-owned subsidiary of Credit Suisse First Boston LLC. The interest rate on the new mortgage loan is equal to LIBOR (subject to a 2% floor and a 6% cap), plus a 2.25% spread. On October 1, 2005, the interest rate was 6.02%. For the third quarter and first nine months of fiscal 2005, interest expense related to the mortgage was $2.4 million and $6.6 million, respectively.
     Contractual Obligations
     There have been no material changes to our contractual obligations from those disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
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
   Allowance for Doubtful Accounts and Related Reserves
     The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. The Company maintains an allowance for doubtful accounts for each aging category on the Company’s aged trial balance based on the Company’s historical loss experience. This estimate is periodically adjusted when the Company becomes aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As the Company determines that specific balances will be ultimately uncollectible, the Company removes them from its aged trial balance. Additionally, the Company maintains reserves for cash discounts that it expects customers to earn as well as expected returns. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for each of the reported periods. At October 1, 2005 and January 1, 2005 these allowances totaled $12.6 million and $13.4 million, respectively.

   Inventories
     Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined by the moving average cost method. The Company evaluates its inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At January 1, 2005, the lower of cost or market reserve totaled $1 million. The market value of the Company’s inventory exceeded its cost at October 1, 2005.
     Additionally, the Company maintains a reserve for the estimated value of impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past twelve months or has turn days in excess of 360 days. At October 1, 2005 and January 1, 2005, the Company’s damaged and inactive inventory reserves totaled $3.3 million and $3.0 million, respectively.
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
     The Company’s revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility could have an impact on results of operations. A change of 100 basis points in the market rate of interest would impact interest expense by approximately $4.9 million on an annual basis based on borrowings outstanding at October 1, 2005.
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
PART II. OTHER INFORMATION
   ITEM 1. LEGAL PROCEEDINGS
     During the quarter ended October 1, 2005, there were no material changes to the Company’s previously disclosed legal proceedings. Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

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

BlueLinx Holdings Inc.

(Registrant)
Date: November 8, 2005	/s/ David J. Morris

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