Form 10-K
period 2005-12-31
BlueLinx Holdings Inc.
filed 2006-02-24
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
BLUELINX HOLDINGS INC.
(Exact name of registrant as specified in its charter)
Commission file number: 1-32383

Delaware (State or other jurisdiction of incorporation or organization)	77-0627356 (I.R.S. Employer Identification No.)
4300 Wildwood Parkway, Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)
Registrant’s telephone number, including area code:
770-953-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐  No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 1, 2005 was $113,237,850, based on the closing price on the New York Stock Exchange of $11.01 per share on July 1, 2005.
      As of February 17, 2006, the registrant had 30,360,689 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of BlueLinx Holdings Inc.’s definitive Proxy Statement for use in connection with its 2006 Annual Meeting of Stockholders, scheduled to be held on May 12, 2006, have been incorporated by reference into Part III of this Report.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K includes “forward-looking statements.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of its control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

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

PART I
      As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us” and “our” refer to BlueLinx Holdings Inc. and its subsidiaries. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating company” when necessary. Reference to “fiscal 2005” refers to the 52-week period ended December 31, 2005. Reference to “fiscal 2004” refers to the 52-week period ended January 1, 2005 (fiscal 2004 is comprised of the period from inception (March 8, 2004) to January 1, 2005 and the period from January 4, 2004 to May 7, 2004). Reference to “fiscal 2003” refers to the 53-week period ended January 3, 2004.

ITEM 1.	BUSINESS.
Company Overview
      BlueLinx Holdings Inc., operating through its wholly-owned subsidiary, BlueLinx Corporation, is a leading distributor of building products in the United States. The Company operates in all of the major metropolitan areas in the United States and, as of December 31, 2005, distributed over 10,000 products to approximately 12,000 customers through the Company’s network of more than 65 warehouses and third-party operated warehouses.
      The Company distributes products in two principal categories: structural products and specialty products. Structural products, which represented approximately 62% and 65% of the Company’s fiscal 2005 and fiscal 2004 gross sales, include plywood, oriented strand board, or OSB, lumber and other wood products primarily used for structural support, walls and flooring in residential construction projects, and metal rebar and remesh. Specialty products, which represented approximately 38% and 35% of the Company’s fiscal 2005 and fiscal 2004 gross sales, include roofing, insulation, moulding, engineered wood products, vinyl products (used primarily in siding), composite decking and metal products.
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
      The Company was created on March 8, 2004 as a Georgia corporation named ABP Distribution Holdings Inc. (“ABP”). ABP was owned by Cerberus Capital Management, L.P. (Cerberus Capital Management, L.P. and its subsidiaries referred to herein as “Cerberus”), a private, New York-based investment firm, and members of our management team. Prior to May 7, 2004, the Company’s assets were owned by the distribution division (the “Division”) of Georgia-Pacific Corporation (“Georgia Pacific”). The Division commenced operations in 1954 with 13 warehouses primarily used as an outlet for Georgia-Pacific’s plywood. On May 7, 2004, Georgia-Pacific sold the Division to ABP. ABP subsequently merged into BlueLinx Holdings Inc.
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
      The Company’s principal executive offices are located at 4300 Wildwood Parkway, Atlanta, Georgia 30339 and its telephone number is (770) 953-7000. The Company’s board committee charters, code of conduct and ethics, and filings with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are accessible free of charge at www.BlueLinxCo.com. The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available at the Company’s official website, www.BlueLinxCo.com or upon request by writing to BlueLinx Holdings Inc., Attn: Corporate Secretary, 4300 Wildwood Parkway, Atlanta, Georgia 30339. If the Company makes substantial amendments to its Code of Ethics or grants any waiver, including any implicit waiver, the Company is required to disclose the nature of such amendment or waiver on its website or in a report on Form 8-K of such amendment or waiver. The reference to the Company’s website does not constitute incorporation by reference of the information contained at the site.
Products and Services
      As of December 31, 2005, the Company distributed over 10,000 different products to approximately 12,000 customers nationwide. The Company distributes these products in two principal categories: structural products and specialty products. Structural products include plywood panels, OSB, lumber and rebar and remesh. These products are primarily used for structural support, walls, flooring and roofing in construction projects. Additional end-uses of the Company’s structural products include outdoor decks, sheathing, crates and boxes. Approximately 62% and 65% of the Company’s fiscal 2005 and fiscal 2004 gross sales consisted of structural products. Specialty products include engineered lumber, roofing, insulation, metal products (excluding rebar and remesh), vinyl products (used primarily in siding), moulding, composite decking and particleboard. Specialty products generated 38% and 35% of the Company’s gross sales during fiscal 2005 and fiscal 2004, respectively. In some cases, these products are branded.
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
Distribution Channels
      The Company sells products through three main distribution channels:

Warehouse Sales
      Warehouse sales are delivered from the Company’s warehouses to dealers, home improvement centers and industrial users. The Company delivers products primarily using its fleet of over 900 trucks and over 1,200 trailers, but also occasionally uses common carriers for peak load flexibility. The Company operates in all of the major metropolitan areas in the United States through its network of more than 65 warehouses and third-party operated warehouses. The Company’s warehouses have over eleven million square feet of space under roof plus significant outdoor storage space. Warehouse sales accounted for approximately 52% and 56% of the Company’s fiscal 2005 and fiscal 2004 gross sales.

Reload Sales
      Reload sales are similar to warehouse sales but are shipped from third-party warehouses where the Company stores owned product in order to expand the Company’s geographic reach. This channel is employed primarily to service strategic customers that would be uneconomical to service from the Company’s warehouses and to distribute large volumes of imported products such as metal or hardwood plywood from port facilities. A large portion of the Company’s Canadian sales are reload sales. The Company leases space at some third-party warehouse facilities in Canada. Reload sales accounted for approximately 13% and 12% of the Company’s fiscal 2005 and fiscal 2004 gross sales.

Direct Sales
      Direct sales are shipped from the manufacturer to the customer without the Company’s taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 35% and 32% of the Company’s fiscal 2005 and fiscal 2004 gross sales.
Customers
      As of December 31, 2005, the Company’s customer base included approximately 12,000 customers across multiple market segments and various end-use markets, including the following types of customers:

•	building materials dealers;

•	industrial users of building products;

•	manufactured housing builders; and

•	home improvement centers.
Sales and Marketing
      The Company’s sales efforts primarily are directed through its sales force of approximately 1,000 sales representatives. Approximately 600 of the Company’s sales representatives are located at its two sales centers in Denver and Atlanta. Within these sales centers, the Company’s sales representatives primarily interact with the Company’s customers over the telephone. The remaining 400 sales representatives are located throughout the country and are responsible for maintaining a local dialogue with the Company’s customers, including making frequent, in-person visits.
      The Company’s sales force is separated between industrial/dealer sales and home improvement center sales. Industrial/dealer sales are managed by regional vice-presidents with sales teams organized by customer regions. The majority of industrial/dealer orders are processed by telephone and are facilitated by the Company’s centralized database of customer preferences and purchasing history. The Company also has dedicated cross-functional customer support teams focused on strategic growth with the home improvement centers.
Suppliers
      As of December 31, 2005, the Company’s vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. The Company has supply contracts in place with many of its vendors. Terms for these agreements frequently include prompt payment discounts and freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, consigned inventory and extended payment terms.
      Purchases of products manufactured by Georgia-Pacific accounted for approximately 28% and approximately 27% of total purchases in fiscal 2005 and fiscal 2004, respectively, with no other supplier accounting for more than 4% of the Company’s fiscal 2005 purchases. As part of the acquisition transactions, whereby the Company acquired the assets of Georgia-Pacific’s distribution division, the Company entered into a Master Purchase, Supply & Distribution Agreement with Georgia-Pacific, or the Supply Agreement. The Supply Agreement details distribution rights by product categories, including exclusivity rights and minimum supply volume commitments from Georgia-Pacific with respect to certain products. This agreement also details the Company’s purchase obligations by product categories, including substantial minimum purchase volume commitments with respect to most of the products supplied to the Company. Based on 2005 average market prices, the Company’s purchase obligation under this agreement is approximately $1.2 billion for each of the next three years. If the Company fails or refuses to purchase any products that the Company is obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and for certain products terminate the Company’s exclusivity, and the Company may be required to pay monetary penalties. The agreement has a five-year initial term and remains continuously in effect thereafter unless it is terminated. Termination of the Supply Agreement requires two years’ notice, exercisable after year four. The Supply Agreement may be terminated by either party for material breach. However, if the material breach only affects one or more, but not all, of the product categories, the non-breaching party may only terminate the Supply Agreement in respect of the affected product categories, and the Supply Agreement will remain in full force with respect to the remaining product categories. The Supply Agreement also provides for certain advertising, marketing and promotion arrangements between the Company and Georgia-Pacific for certain products. In addition, the Company was granted a limited, non-exclusive, royalty-free, fully paid license to use certain proprietary information and intellectual property of Georgia-Pacific.
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
      The Company’s two largest competitors are Weyerhaeuser Company, or Weyerhaeuser, and Boise Cascade Company, or Boise Cascade. Weyerhaeuser and Boise Cascade are integrated building products manufacturers-distributors that offer products manufactured by themselves as well as third-party manufactured products. Most major markets are served by at least one of these distributors.
Seasonality
      The Company is exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first and fourth quarters are typically the Company’s slowest quarters due to the impact of poor weather on the construction market. The Company’s second and third quarters are typically its strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. The Company’s working capital and accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in second quarter in anticipation of the summer building season. The Company expects these trends to continue for the foreseeable future.
Trademarks
      The Company has 35 U.S. trademark applications and registrations, one issued U.S. patent and two Canadian trademark registrations. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. The Company’s patent expires in September 2013. The Company does not believe its business is dependent on any one of the Company’s trademarks or on its patent.
Employees
      As of February 15, 2006 the Company employed approximately 3,600 persons on a full-time basis. Approximately 1,200 of the Company’s employees are represented by labor unions. As of February 15, 2006, the Company had approximately 49 collective bargaining agreements, of which eight, representing

240 employees, are up for renewal in 2006. The Company considers its relationship with its employees generally to be good.
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

ITEM 1A.	RISK FACTORS.
Factors Affecting Future Results

Our industry is highly cyclical, and prolonged periods of weak demand or excess supply may reduce our net sales and/or margins, which may reduce our net income.
      The building products distribution industry is subject to cyclical market pressures. Prices of building products are determined by overall supply and demand in the market for building products. Market prices of building products historically have been volatile and cyclical and we have limited ability to control the timing and amount of pricing changes for building products. Demand for building products is driven mainly by factors outside of our control, such as general economic and political conditions, interest rates, the construction, repair and remodeling and industrial markets, weather and population growth. The supply of building products fluctuates based on available manufacturing capacity, and excess capacity in the industry can result in significant declines in market prices for those products. To the extent that prices and volumes experience a sustained or sharp decline, our net sales and margins would likely decline as well. Our results in some periods have been affected by market volatility, including a reduction in gross profits due to a decline in the resale value of our structural products inventory. All of these factors make it difficult to forecast our operating results.

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.
      We have a substantial amount of debt. As of December 31, 2005, advances outstanding under our revolving credit facility were approximately $376 million, borrowing availability was approximately $219 million and outstanding letters of credit on the facility were approximately $7.6 million. As of February 17, 2006, borrowing availability under the revolving credit facility was approximately $158 million. We also have a mortgage loan in the amount of $165 million.
      Our substantial debt could have important consequences to you. For example, it could:

•	make it difficult for us to satisfy our debt obligations;

•	make us more vulnerable to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate on the debt under our revolving credit facility is variable;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt.
      In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

•	economic and demand factors affecting the building products distribution industry;

•	pricing pressures;

•	increased operating costs;

•	competitive conditions; and

•	other operating difficulties.
      If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. Obtaining additional capital or restructuring our debt could be accomplished in part, through new or additional borrowings or placements of debt or equity securities. There is no assurance that we could obtain additional capital or restructure our debt on terms acceptable to us or at all. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations under the revolving credit facility are secured by a first priority security interest in all of our operating company’s inventories, receivables and proceeds from those items. In addition, our mortgage loan is secured by our real property. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all. We may incur substantial additional indebtedness in the future, including under the revolving credit facility. Our incurrence of additional indebtedness would intensify the risks described above.

The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating its business.
      Our revolving credit facility and mortgage loan contain various restrictive covenants and restrictions, including financial covenants customary for asset-based loans that limit our management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•	incur additional debt;

•	grant liens on assets;

•	make investments, including capital expenditures;

•	sell or acquire assets outside the ordinary course of business;

•	engage in transactions with affiliates; and

•	make fundamental business changes.
      If we fail to maintain minimum excess availability of $40 million under the revolving credit facility, the revolving credit facility requires us to (i) maintain certain financial ratios and (ii) limit our capital expenditures. If we fail to comply with the restrictions in the revolving credit facility, the mortgage loan documents or any other current or future financing agreements, a default may allow the creditors under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds.

We have a limited operating history as a separate company. Accordingly, the Division’s historical financial information may not be representative of our results as a separate company.
      On May 7, 2004, we and our operating company acquired the real estate and operating assets of the Division, respectively. Therefore, our operating history as a separate company is limited. Our business strategy as an independent entity may not be successful on a long-term basis. We may not be able to grow our business as planned and may not remain a profitable business. The historical financial information of the Division included in this filing may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a separate, independent entity pursuing our own strategies during the periods presented.

We depend upon a single supplier, Georgia-Pacific, for a significant percentage of our products and have significant purchase commitments under our Supply Agreement with Georgia-Pacific.
      Georgia-Pacific is our largest supplier, accounting for approximately 28% and approximately 27% of our purchases during fiscal 2005 and fiscal 2004, respectively. Concurrent with the acquisition, we entered into a Master Purchase, Supply & Distribution Agreement with Georgia-Pacific, which is referred to as the Supply Agreement. The Supply Agreement has a five-year initial term and remains continuously in effect thereafter unless it is terminated. Termination of the Supply Agreement requires two years’ notice, exercisable after year four. It may be terminated, including before year five, by Georgia-Pacific upon a material breach of the agreement by us. If Georgia-Pacific does not renew the Supply Agreement or if it discontinues sales of a product, we would experience a product shortage unless and until we obtain a replacement supplier. We may not be able to obtain replacement products on favorable economic terms, if at all. An inability to replace products on favorable economic terms would adversely impact our net sales and our costs, which in turn could impact our gross profit, net income and cash flows.
      We believe that the economic terms of the Supply Agreement are beneficial to us since they provide us with certain discounts off standard industry pricing indices, certain cash discounts and favorable payment terms. While we also believe these terms benefit Georgia-Pacific, Georgia-Pacific could, if it chose, terminate the Supply Agreement as early as May 7, 2010. If it did so and we could not obtain comparable terms from Georgia-Pacific or another vendor thereafter, our operating performance could be impaired by an interruption in the delivery of products and/or an increase in cost to us from sourcing comparable products from other suppliers.
      Under the Supply Agreement, we have substantial minimum purchase volume commitments with respect to a number of products supplied to us. Based on 2005 average market prices, our purchase obligations under this agreement are $1.2 billion for each of the next three years. These products account for a majority of our purchases from Georgia-Pacific. If we fail or refuse to purchase any products that we are obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and, for certain products, terminate our exclusivity, which could reduce our net sales due to the unavailability of products or our gross profit if we are required to pay higher product prices to other suppliers. A reduction in our net sales or gross profit may also reduce our net income and cash flows.

Our industry is highly fragmented and competitive. If we are unable to compete effectively, our net sales and net income will be reduced.
      The building products distribution industry is highly fragmented and competitive and the barriers to entry for local competitors are relatively low. Some of our competitors are part of larger companies and therefore have access to greater financial and other resources than us. In addition, certain product manufacturers sell and distribute their products directly to customers. Additional manufacturers of products distributed by us may elect to sell and distribute directly to end-users in the future or enter into exclusive supply arrangements with other distributors. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our net sales and net income will be reduced.

Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows.
      Part of our growth strategy includes pursuing acquisitions. Any integration process may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management’s attention from, the business as a result of a number of obstacles, including but not limited to:

•	the loss of key customers of the acquired company;

•	the incurrence of unexpected expenses and working capital requirements;

•	a failure of our due diligence process to identify significant issues or contingencies;

•	difficulties assimilating the operations and personnel of the acquired company;

•	difficulties effectively integrating the acquired technologies with our current technologies;

•	our inability to retain key personnel of acquired entities;

•	failure to maintain the quality of customer service;

•	our inability to achieve the financial and strategic goals for the acquired and combined businesses; and

•	difficulty in maintaining internal controls, procedures and policies.
      Any of the foregoing obstacles, or a combination of them, could increase selling, general and administrative expenses in absolute terms and/or as a percentage of net sales, which could in turn negatively impact our net income and cash flows.
      We have completed one acquisition, to date, of the assets of California-based hardwood lumber company Lane Stanton Vance (“LSV”), formerly a unit of privately-held Hampton Distribution Companies. We may not be able to consummate acquisitions in the future on terms acceptable to us, or at all. In addition, future acquisitions are accompanied by the risk that the obligations and liabilities of an acquired company may not be adequately reflected in the historical financial statements of that company and the risk that those historical financial statements may be based on assumptions which are incorrect or inconsistent with our assumptions or approach to accounting policies. Any of these material obligations, liabilities or incorrect or inconsistent assumptions could adversely impact our results of operations.

A significant percentage of our employees are unionized. Wage increases or work stoppages by our unionized employees may reduce our results of operations.
      As of February 15, 2006, approximately 1,200 of our employees were represented by various labor unions. As of February 15, 2006, we had approximately 49 collective bargaining agreements, of which eight, covering 240 total employees, are up for renewal in 2006. We may become subject to material cost increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our selling, general and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general and administrative expenses. All of these factors could negatively impact our net income and cash flows.

Federal and state transportation regulations could impose substantial costs on us which would reduce our net income.
      We use our own fleet of over 900 trucks and over 1,200 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, would reduce our gross margins, increase our selling, general and administrative expenses and reduce our net income.

Environmental laws impose risks and costs on us.
      Our operations are subject to federal, state, provincial and local laws, rules and regulations governing the protection of the environment, including, but not limited to, those regulating discharges into the air and water, the use, handling and disposal of hazardous or toxic substances, the management of wastes, the cleanup of contamination and the control of noise and odors. We have made, and will continue to make, expenditures to comply with these requirements. While we believe, based upon current information, that we are in substantial compliance with all applicable environmental laws, rules and regulations, we could be subject to potentially significant fines or penalties for any failure to comply. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up such real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former warehouse facilities, or at a landfill or other location where we have disposed of, or arranged for the disposal of, wastes. Georgia-Pacific has agreed to indemnify us against any claim arising from environmental conditions that existed prior to May 7, 2004. We also carry environmental insurance. However, any remediation costs not related to conditions existing prior to May 7, 2004 may not be covered by indemnification. In addition, certain remediation costs may not be covered by insurance. In addition, we could be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations. Increasingly stringent environmental requirements, more aggressive enforcement actions, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

Anti-terrorism measures may harm our business by impeding our ability to deliver products on a timely and cost-effective basis.
      In the event of future terrorist attacks or threats on the United States, federal, state and local authorities could implement various security measures, including checkpoints and travel restrictions on large trucks. Our customers typically need quick delivery and rely on our on-time delivery capabilities. If security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers, or may incur increased expenses to do so.

We may incur substantial costs relating to Georgia-Pacific’s product liability related claims.
      Georgia-Pacific is a defendant in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to products containing asbestos. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Georgia-Pacific. Although the terms of the asset purchase agreement provide that Georgia-Pacific will indemnify us against all obligations and liabilities arising out of, relating to or otherwise in any way in respect of any product liability claims (including, without limitation, claims, obligations or liabilities relating to the presence or alleged presence of asbestos-containing materials) with respect to products purchased, sold, marketed, stored, delivered, distributed or transported by Georgia-Pacific and its affiliates, including the Division prior to the acquisition, we believe it is possible that circumstances may arise under which asbestos-related claims against Georgia-Pacific could cause us to incur substantial costs.
      For example, in the event that Georgia-Pacific is financially unable to respond to an asbestos product liability claim, plaintiffs’ lawyers may, in order to obtain recovery, attempt to sue us, in our capacity as owner of assets sold by Georgia-Pacific, despite the fact that the assets sold to us did not contain asbestos. Asbestos litigation has, over the years, proved unpredictable, as the aggressive and well-financed asbestos plaintiffs’ bar has been creative, and often successful, in bringing claims based on novel legal theories and on expansive interpretations of existing legal theories. These claims have included claims against companies that did not manufacture asbestos products. As a result of these factors, a number of companies have been held liable for amounts far in excess of their perceived exposure. Although we believe, based on our understanding of the law as currently interpreted, that we should not be held liable for any of Georgia-Pacific’s asbestos-related claims, and, to the contrary, that we would prevail on summary judgment on any such claims, there is nevertheless a possibility that new theories could be developed, or that the application of existing theories could be expanded, in a manner that would result in liability for us. Any such liability could ultimately be borne by us if Georgia-Pacific is unable to fulfill its indemnity obligation under the asset purchase agreement with us.

Affiliates of Cerberus control us and may have conflicts of interest with other stockholders in the future.
      Funds and accounts managed by Cerberus or its affiliated management companies, which are referred to collectively as the controlling stockholder, collectively own approximately 60% of our common stock. As a result, the controlling stockholder will continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
      Five of our ten directors are either employees of or advisors to Cerberus. The controlling stockholder also has sufficient voting power to amend our organizational documents. The interests of the controlling stockholder may not coincide with the interests of other holders of our common stock. Additionally, the controlling stockholder is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The controlling stockholder may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the controlling stockholder continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, because we are a controlled company within the meaning of the New York Stock Exchange rules, we are exempt from the NYSE requirements that our board be composed of a majority of independent directors, and that our compensation and nominating/corporate governance committees be composed entirely of independent directors.

Even if Cerberus no longer controls us in the future, certain provisions of our charter documents and agreements and Delaware law could discourage, delay or prevent a merger or acquisition at a premium price.
      Our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that:

•	permit us to issue, without any further vote or action by the stockholders, up to 30 million shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of such series, and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series; and

•	limit the stockholders’ ability to call special meetings.
      These provisions may discourage, delay or prevent a merger or acquisition at a premium price.
      In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. Further, certain of our incentive plans provide for vesting of stock options and/or payments to be made to our employees in connection with a change of control, which could discourage, delay or prevent a merger or acquisition at a premium price.

We intend to pay dividends on our common stock but may change our dividend policy; the instruments governing our indebtedness contain various covenants that may limit our ability to pay dividends.
      We intend to continue to pay dividends on our common stock at the quarterly rate of $0.125 per share. Our board of directors may, in its discretion, modify or repeal its dividend policy. Future dividends, if any, with respect to shares of our common stock will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Accordingly, we may not be able to pay dividends in any given amount in the future, or at all.
      Our revolving credit facility limits distributions by our operating company to us, which, in turn, may limit our ability to pay dividends to holders of our common stock. See Notes to Financial Statements — Note 8 Revolving Credit Facility for more information on limits on our ability to pay dividends.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
      None.

ITEM 2.	PROPERTIES.
      The Company leases approximately 250,000 square feet for its corporate headquarters located at 4300 Wildwood Parkway, Atlanta, Georgia 30339. The Company operates warehouse facilities in over 65 markets nationwide. The Company owns warehouse facilities in 61 of these cities and leases the remainder. These warehouse facilities secure the Company’s mortgage loan. The total square footage under roof at the Company’s warehouses is approximately 11 million square feet.
      The following table lists each of the Company’s warehouse facilities, including their inside square footage. The Company also stores materials outdoors, such as lumber and rebar, at all of its warehouse locations, which increases its distribution and storage capacity. The Company believes that substantially all of its property and equipment is in good condition, subject to normal wear and tear, except for the New Orleans facility, which is presently closed due to damage from Hurricane Katrina. The Company believes that its facilities have sufficient capacity to meet its current and projected distribution needs.
Warehouse & Shed Under Roof Square Footage

City	Size (Sq. Feet)

Lawrenceville, GA	710,625
Frederick, MD	684,000
University Park, IL	670,000
Yulee, FL	571,700
Butner, NC	514,300
Bellingham, MA	453,425
City of Industry, CA(1)	339,904
Fort Worth, TX	277,875
Elkhart, IN(2)	273,540
Independence, KY	266,135
Bridgeton, MO	236,253
Newark, CA	234,090
North Kansas City, MO	230,600
Charlotte, NC	202,120
Ypsilanti, MI	188,109
Blasdell, NY	181,600
Erwin, TN	169,800
Nashville, TN	160,904
Houston, TX	157,825
Richmond, VA	152,474
Maple Grove, MN	148,000
Albuquerque, NM	147,000
Midfield, AL	147,600
New Orleans, LA	145,596
Tampa, FL	145,300
Denver, CO	144,040
Tulsa, OK	143,500

City	Size (Sq. Feet)

Denville, NJ	142,959
Riverside, CA	136,000
Grand Rapids, MI	133,600
Beaverton, OR	129,389
Baton Rouge, LA	124,300
Lake City, FL	110,800
Memphis, TN	108,640
Newtown, CT	108,000
Miami, FL	106,113
Pensacola, FL	101,800
Pearl, MS	99,800
San Antonio, TX	99,220
Talmadge, OH	99,190
Allentown, PA	99,000
Virginia Beach, VA	93,640
National City, CA	95,000
Little Rock, AR	92,300
Springfield, MO	91,000
Shreveport, LA	87,042
Des Moines, IA	81,510
Charleston, SC	81,375
Shelburne, VT	81,200
Portland, ME	80,656
New Stanton, PA	80,100
Whiteville, NC(3)	79,200
Yaphank, NY	78,123
Woodinville, WA	77,925
Sioux Falls, SD	76,194
Lubbock, TX	71,721
Wausau, WI	72,850
Harlingen, TX	70,404
El Paso, TX	65,500
St. Paul, MN	64,080
North Highlands, CA	52,888
Oakland, CA(3)	41,535
Fargo, ND	36,593
Phoenix, AZ(3)	26,884
Boise, ID(3)	17,650
El Cajon, CA(3)	17,300
Camarillo, CA(3)	15,000
San Marcos, CA(3)	14,926

(1)	Includes approximately 176,104 square feet of leased space.

(2)	Includes approximately 142,100 square feet of leased space.

(3)	Leased warehouses.

ITEM 3.	LEGAL PROCEEDINGS.
      On November 19, 2004, the Company received a letter from Wickes Lumber, or Wickes, asserting that approximately $16 million in payments received by the Division during the 90-day period prior to Wickes’ January 20, 2004 Chapter 11 filing were preferential payments under section 547 of the United States Bankruptcy Code. On October 14, 2005, Wickes Inc. filed a lawsuit in the United States Bankruptcy Court for the Northern District of Illinois titled “Wickes Inc. v. Georgia Pacific Distribution Division (BlueLinx),” (Bankruptcy Adversary Proceeding No. 05-2322) asserting its claim. On November 14, 2005, the Company filed its answer to the complaint denying liability. Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes Wickes’ assertion to be without merit and, in any event, subject to one or more complete defenses, including, but not limited to, that the payments were made and received in the ordinary course of business and were a substantially contemporaneous exchange for new value given to Wickes. Accordingly, the Company has not recorded a reserve with respect to the asserted claim.
      The Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred. The Company establishes reserves for pending or threatened proceedings when the costs associated with such proceedings become probable and can be reasonably estimated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
      The Company’s equity securities consist of one class of common stock. The common stock began trading on December 16, 2004. The common stock is traded on the New York Stock Exchange under the symbol BXC. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as quoted on the New York Stock Exchange:

	High	Low

Fiscal Year Ended January 1, 2005
Fourth Quarter	$14.70	$13.00
Fiscal Year Ended December 31, 2005
First Quarter	$18.25	$12.73
Second Quarter	14.08	9.81
Third Quarter	14.38	8.25
Fourth Quarter	13.86	9.25
      As of February 17, 2006, there were 14 registered stockholders, and, as of that date we estimate there were approximately 4,300 beneficial owners holding our common stock in nominee or “street” name.
      The Company currently pays a dividend of $0.125 per share per quarter. The Company intends to continue to pay dividends on its common stock at the quarterly rate of $0.125 per share. The Company’s board of directors may, in its discretion, modify or repeal the Company’s dividend policy. Future dividends, if any, with respect to the Company’s shares of common stock will depend on, among other things, its results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that its board of directors may deem relevant. See Item 8. Financial Statements and Supplementary Data, Note 8. Revolving Credit Facility for additional information regarding limitations on the ability of BlueLinx Corporation to transfer funds to its parent, BlueLinx Holdings Inc., which could impact the Company’s ability to pay dividends to its stockholders. Accordingly, the Company may not be able to continue to pay dividends at the same quarterly rate in the future, if at all.
Equity Compensation Plan Information
      The following table provides information about the shares of common stock that may be issued upon the exercise of option and other awards under the Company’s existing equity compensation plans as of December 31, 2005. The Company’s sole stockholder approved equity compensation plan is the 2004 Equity Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	1,917,982	$7.74	235,368
Equity compensation plans not approved by security holders	—	n/a	—
Total	1,917,982	$7.74	235,368

ITEM 6.	SELECTED FINANCIAL DATA.
      The Company was created on March 8, 2004 (date of inception) as a Georgia corporation named ABP Distribution Holdings Inc. On May 7, 2004, the Company and its operating company acquired the assets of the distribution division of Georgia Pacific, or the Division, as described below. On August 30, 2004, ABP Distribution Holdings Inc. merged into BlueLinx Holdings Inc., a Delaware corporation. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
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
      The following table sets forth certain historical financial data of the Company. The selected financial data for the fiscal year ended December 31, 2005 (“fiscal 2005”), the period from inception (March 8, 2004) to January 1, 2005, the period from January 4, 2004 to May 7, 2004 (the aggregate period from January 4, 2004 through January 1, 2005 referred to herein as “fiscal 2004”), the fiscal year ended January 3, 2004 (“fiscal 2003”), the fiscal year ended December 28, 2002 (“fiscal 2002”) and the fiscal year ended December 29, 2001 (“fiscal 2001”) have been derived from the Company’s and the Division’s audited financial statements included elsewhere in this Annual Report on Form 10-K or from prior financial statements (“fiscal 2001” and “fiscal 2002”). The financial statements prior to May 7, 2004 are referred to as “pre-acquisition period” statements. The following information should be read in conjunction with the Company’s financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      The acquisition of the assets of the Division was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for at their fair market values at the date of consummation.

	BlueLinx		Pre-acquisition Period

		Period from
		Inception	Period from
	Year Ended	(March 8, 2004)	January 4,	Year Ended	Year Ended	Year Ended
	December 31,	to January 1,	2004 to May 7,	January 3,	December 28,	December 29,
	2005	2005	2004	2004	2002	2001

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$5,622,071	$3,672,820	$1,885,334	$4,271,842	$3,734,029	$3,768,700
Cost of sales	5,109,632	3,339,590	1,658,123	3,814,375	3,370,995	3,395,184

Gross profit	512,439	333,230	227,211	457,467	363,034	373,516
Operating expenses:
Selling, general and administrative expenses	378,008	248,291	139,203	346,585	295,492	298,576
Depreciation and amortization	18,770	10,132	6,175	19,476	21,757	26,747

Total operating expenses	396,778	258,423	145,378	366,061	317,249	325,323

Operating income	115,661	74,807	81,833	91,406	45,785	48,193
Non-operating expenses (income):
Interest expense	42,311	28,765	—	—	—	—
Write-off of debt issue costs	—	2,871	—	—	—	—
Other expense (income), net	186	(516)	614	376	348	448

Income before provision for income taxes	73,164	43,687	81,219	91,030	45,437	47,745
Provision for income taxes	28,561	17,781	30,782	34,877	17,597	18,470

Net income	$44,603	$25,906	$50,437	$56,153	$27,840	$29,275

Less: preferred stock dividends	—	5,226

Net income applicable to common stockholders	$44,603	$20,680

Basic weighted average number of common shares outstanding	30,195	19,006
Basic net income per share applicable to common stock	$1.48	$1.09
Diluted weighted average number of common shares outstanding	30,494	20,296
Diluted net income per share applicable to common stock	$1.46	$1.02
Dividends declared per share of common stock	$0.50	—

	BlueLinx		Pre-acquisition Period

		Period from
		Inception	Period from
	Year Ended	(March 8, 2004)	January 4,	Year Ended	Year Ended	Year Ended
	December 31,	to January 1,	2004 to May 7,	January 3,	December 28,	December 29,
	2005	2005	2004	2004	2002	2001

	(In thousands, except per share data)
Other Financial Data:
Capital expenditures	$12,744	$9,759	$1,378	$5,404	$3,596	$817
EBITDA(1)	134,245	85,455	87,394	110,506	67,194	74,492
Net cash provided by (used in) operating activities	124,788	137,246	(113,982)	59,575	46,690	54,395
Net cash provided by (used in) investing activities	(28,499)	(832,992)	(1,126)	(4,062)	(2,785)	2,564
Net cash provided by (used in) financing activities	$(87,541)	$711,318	$114,602	$(55,162)	$(44,127)	$(57,043)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$24,320	$15,572		$506	$155	$377
Working capital	529,983	491,975		442,672	433,917	411,381
Total assets	1,157,640	1,137,062		816,644	784,949	823,012
Total debt(2)	540,850	652,103		—	—	130
Shareholders’ equity/parent’s investment	$183,852	$141,492		$637,073	$644,171	$643,929

(1)	EBITDA is an amount equal to net income (loss) plus interest expense, write-off of debt issue costs, income taxes, depreciation and amortization. EBITDA is presented herein because the Company believes it is a useful supplement to cash flow from operations in understanding cash flows generated from operations that are available for debt service (interest and principal payments) and further investment in acquisitions. However, EBITDA is not a presentation made in accordance with generally accepted accounting principles in the United States, or GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.

(2)	Total long-term obligations represent long-term debt, including current maturities.

      A reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to EBITDA for each of the respective periods indicated is as follows:

	BlueLinx		Pre-acquisition Period

		Period from	Period from
	Year Ended	Inception (March 8,	January 4,	Year Ended	Year Ended
	December 31,	2004) to January 1,	2004 to May 7,	January 3,	December 28,
	2005	2005	2004	2004	2002

	(In thousands)
Net cash provided by (used in) operating activities	$124,788	$137,246	$(113,982)	$59,575	$46,690
Amortization of debt issue costs	(3,629)	(2,323)	—	—	—
Deferred income tax (provision) benefit	368	4,469	(9,183)	(4,598)	3,181
Stock compensation	(2,170)	(1,088)	—	—	—
Changes in assets and liabilities	(55,984)	(99,395)	179,777	20,652	(274)
Interest expense	42,311	28,765	—	—	—
Provision for income taxes	28,561	17,781	30,782	34,877	17,597

EBITDA	$134,245	$85,455	$87,394	$110,506	$67,194

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
      As of December 31, 2005, the Company distributed over 10,000 products to approximately 12,000 customers through its network of more than 65 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. The Company distributes products in two principal categories: structural products and specialty products. Structural products include plywood, OSB, rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 62% and 65% of the Company’s fiscal 2005 and fiscal 2004 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 38% and 35% of the Company’s fiscal 2005 and fiscal 2004 gross sales.

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

Agreements with Georgia-Pacific
      Supply Agreement. On May 7, 2004, the Company entered into a multi-year supply agreement with Georgia-Pacific. Under the agreement, the Company has exclusive distribution rights on certain products and certain customer segments. Georgia-Pacific is the Company’s largest vendor, with Georgia-Pacific products representing approximately 28% and 27% of purchases during fiscal 2005 and fiscal 2004, respectively.
      Transition Agreements. During the pre-acquisition period, Georgia-Pacific charged the Division for the estimated cost of certain functions that were managed by Georgia-Pacific and could reasonably be directly attributed to the operations of the Division. These costs included dedicated human resources, legal, accounting and information systems support. The charges to the Division were based on Georgia-Pacific management’s estimate of the services specifically used by the Division. Where determinations based on specific usage alone were impracticable, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the cost attributable to the Division. The total of the allocations was $5.9 million and $19.0 million for the period from January 4, 2004 to May 7, 2004 and fiscal 2003, respectively. Certain general corporate expenses were not allocated to the Division. These expenses included portions of property and casualty insurance premiums, health and welfare administration costs, human resources administration costs, finance administration costs and legal costs. The Company estimates that these incremental costs would have been approximately $5 million and $13 million for the period from January 4, 2004 to May 7, 2004 and fiscal 2003, respectively.
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
Selected Factors that Affect the Company’s Operating Results
      The Company’s operating results are affected by housing starts, mobile home production, industrial production, repair and remodeling spending and non-residential construction. The table below shows increases and decreases with respect to each of the indicators for fiscal 2005, fiscal 2004 and fiscal 2003. Included are the Company’s estimates of the relative weight of each of the foregoing end-use markets on the Company’s sales, based on the percentage each end market contributed to net sales over the applicable period.

Indicator	Weight	Fiscal 2005	Fiscal 2004	Fiscal 2003

Actual Housing Starts (thousands)	50%	2,065	1,956	1,848
Percentage change		5.6%	5.8%	8.4%
Actual Mobile Homes (thousands)	8%	150	131	131
Percentage change		14.6%	0.0%	(22.5)%
Industrial Production (index)	22%	1.08	1.05	1.01
Percentage change		3.2%	4.1%	0.6%
Repair and Remodel ($ billion)*	15%	165	165	158
Percentage change		(0.4)%	5.0%	(2.4)%
Non Residential Construction ($ billion)*	5%	132	136	136
Percentage change		(3.3)%	(0.1)%	(3.5)%

Weighted End-Use Change	100%	4.4%	4.5%	2.0%

*	Constant 2000 dollar basis.
Source: Data from Resource Information Systems, Inc., or RISI, updated as of February, 2006, and weighting reflects management estimates.

      The Company measures its growth in unit volume (on a constant dollar basis) compared to the weighted average growth of the foregoing end-use indicators. The following table illustrates the Company’s unit volume growth versus the end-use indicators discussed above:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

BlueLinx Unit Volume Growth	3.9%	8.2%	2.5	%(1)
Weighted End-Use Market Growth	4.4%	4.5%	2.0%
BlueLinx versus Market Growth	(0.5)%	3.7%	0.5%
BlueLinx Market Share(2)	NA	11.8%	10.9%

(1)	The Company’s unit volume growth for fiscal 2003 of 2.5% is calculated on a 52-week basis to be consistent with the fiscal 2004 and fiscal 2005 calculations. The 2003 fiscal calendar actually included an additional week which resulted in actual unit volume growth of 3.4% for the 53-week period.

(2)	As a percentage of the total sales of relevant building material distributors. Market share for fiscal 2005 is not available. Market share cannot be calculated until Home Channel News issues updated market data for 2005. Home Channel News normally issues its annual market data for any given year in July or August of the following calendar year.
      The Company’s operating results are also impacted by changes in product prices. Structural products prices can vary significantly based on short-term and long-term changes in supply and demand. The prices of specialty products also can vary from time to time, although they are generally significantly less variable than structural products.
      The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price, in each case for fiscal 2005, fiscal 2004 and fiscal 2003:
Sales Revenue Variances by Product

	Fiscal 2005	Fiscal 2004	Fiscal 2003

	(Dollars in millions)
Sales by Category
Structural Products(1)	$3,548	$3,656	$2,636
Specialty Products(1)	2,143	1,960	1,689
Unallocated Allowances and Adjustments	(69)	(58)	(53)

Total Sales	$5,622	$5,558	$4,272

Sales Variances
Unit Volume $ Change	$216	$351	$94
Price/ Other(2)	(152)	935	444

Total $ Change	$64	$1,286	$538

Unit Volume % Change	3.9%	8.2%	2.5%
Price/ Other(2)	(2.8)%	21.9%	11.9%

Total % Change	1.1%	30.1%	14.4%

(1)	For the quarter ended December 31, 2005, the Company began classifying metal rebar and remesh as structural product instead of specialty product. Fiscal 2004 and 2003 Sales by Category have been adjusted to move sales of rebar/remesh from Specialty Products sales to Structural Products sales. This adjustment has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts and the impact of the 53rd week in fiscal 2003.

      The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for fiscal 2005, fiscal 2004 and fiscal 2003:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

	(Dollars in millions)
Gross Margin $’s by Category
Structural Products(1)	$246	$310	$247
Specialty Products(1)	284	280	223
Other(2)	(18)	(29)	(13)

Total Gross Margin $’s	$512	$561	$457

Gross Margin %’s by Category
Structural Products(1)	6.9%	8.5%	9.4%
Specialty Products(1)	13.3%	14.3%	13.2%
Other(2)	NA	NA	NA

Total Gross Margin %’s	9.1%	10.1%	10.7%

Unit Volume Growth by Product
Structural Products(1)	3.2%	8.6%	1.0%
Specialty Products(1)	5.1%	7.6%	4.4%

Total Unit Volume Growth %’s	3.9%	8.2%	2.5%

(1)	For the quarter ended December 31, 2005, the Company began classifying metal rebar and remesh as structural product instead of specialty product. Fiscal 2004 and 2003 Sales by Category have been adjusted to move sales of rebar/remesh from Specialty Products sales to Structural Products sales. This adjustment has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts and the impact of the 53rd week in fiscal 2003.
      The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for fiscal 2005, fiscal 2004 and fiscal 2003:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

	(Dollars in millions)
Sales by Channel
Warehouse/ Reload	$3,704	$3,819	$2,935
Direct	1,987	1,797	1,390
Unallocated Allowances and Adjustments	(69)	(58)	(53)

Total	$5,622	$5,558	$4,272

Gross Margin by Channel
Warehouse/ Reload	$429	$489	$390
Direct	101	101	80
Unallocated Allowances and Adjustments	(18)	(29)	(13)

Total	$512	$561	$457

Gross Margin % by Channel
Warehouse/ Reload	11.6%	12.8%	13.3%
Direct	5.1%	5.6%	5.8%
Unallocated Allowances and Adjustments	(0.3)%	(0.5)%	(0.3)%

Total	9.1%	10.1%	10.7%

Fiscal Year
      The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. The fiscal years 2005 and 2004 contained 52 weeks and fiscal year 2003 contained 53 weeks. The additional week in fiscal year 2003 was included in the fourth quarter of that year.
Results of Operations

Fiscal 2005 Compared to Fiscal 2004
      The following table sets forth the Company’s and the Division’s results of operations for fiscal 2005 and fiscal 2004. The results of operations for fiscal 2004 combine the pre-acquisition period from January 4, 2004 to May 7, 2004 of the Division and the period from inception (March 8, 2004) to January 1, 2005 of the Company.

	BlueLinx				Pre-acquisition Period

			Period from
			Inception		Period from
			(March 8,		January 4,		Combined
	Year Ended	% of	2004) to	% of	2004 to	% of	Year Ended	% of
	December 31,	Net	January 1,	Net	May 7,	Net	January 1,	Net
	2005	Sales	2005	Sales	2004	Sales	2005	Sales

							(Unaudited)
	(Dollars in thousands)
Net sales	$5,622,071	100.0%	$3,672,820	100.0%	$1,885,334	100.0%	$5,558,154	100.0%
Gross profit	512,439	9.1%	333,230	9.1%	227,211	12.1%	560,441	10.1%
Selling, general & administrative	378,008	6.7%	248,291	6.8%	139,203	7.4%	387,494	7.0%
Depreciation and amortization	18,770	0.3%	10,132	0.3%	6,175	0.3%	16,307	0.3%

Operating income	115,661	2.1%	74,807	2.0%	81,833	4.3%	156,640	2.8%
Interest expense	42,311	0.8%	28,765	0.8%	—	0.0%	28,765	0.5%
Write-off debt issue costs	—	0.0%	2,871	0.1%	—	0.0%	2,871	0.1%
Other expense, net	186	0.0%	(516)	0.0%	614	0.0%	98	0.0%

Income before provision for income taxes	73,164	1.3%	43,687	1.2%	81,219	4.3%	124,906	2.2%
Income tax provision	28,561	0.5%	17,781	0.5%	30,782	1.6%	48,563	0.9%

Net income	$44,603	0.8%	$25,906	0.7%	$50,437	2.7%	$76,343	1.3%

      Net Sales. For the fiscal year ended December 31, 2005, sales were $5.62 billion, up $64 million or 1.1% from fiscal 2004. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking, and metal products (excluding rebar and remesh), were up $183 million or 9% higher than fiscal 2004. This increase was driven by 5.1% growth in unit volume. Structural sales including plywood, OSB, lumber, and metal rebar, were down $108 million or 3% from a year ago, as a 3% increase in unit volume was more than offset by lower plywood and OSB prices.
      Gross Profit. Gross profit for 2005 was $512 million compared to $560 million in fiscal 2004. The decrease in gross profit of $48 million or 8.6%, compared to 2004 was driven primarily by a decline in structural product margins from 8.5% in 2004 to 6.9% in fiscal 2005.
      Operating Expenses. Operating expenses for fiscal 2005 were $378 million, or 6.7% of net sales, compared to $387 million, or 7.0% of net sales, during fiscal 2004. Excluding expenses associated with acquired operations, operating expenses for fiscal 2005 were $371 million. The reduction in operating expenses was primarily the result of decreases in sales promotions and lower bad debt expense, partially offset by higher fuel costs.
      Depreciation and Amortization. Depreciation and amortization expense totaled $18.8 million for fiscal 2005, compared with $16.3 million for fiscal 2004. The increase in depreciation and amortization is primarily due to an increase in capital expenditures for mobile equipment consisting of trucks, trailers, forklifts and automobiles.
      Operating Income. Operating income for fiscal 2005 was $116 million, or 2.1% of net sales, versus $157 million, or 2.8% of net sales, for fiscal 2004, reflecting the decline in gross profit, partially offset by lower variable operating expenses.
      Interest Expense. Interest expense totaled $42.3 million for fiscal 2005, which includes interest expense related to the Company’s revolving credit facility, mortgage and related debt issue cost amortization of $29.4 million, $9.3 million and $3.6 million, respectively. Interest expense totaled $28.8 million for fiscal 2004, which includes interest expense related to the Company’s revolving credit facility, term loan, old mortgage, new mortgage and debt issue cost amortization of $13.1 million, $6.4 million, $4.8 million, $1.4 million and $2.3 million, respectively. Interest expense on the final working capital settlement with Georgia-Pacific was $0.8 million. In addition, the Company wrote off $2.9 million of unamortized debt issue costs upon retirement of the Company’s term loan. The Division did not incur interest expense prior to the May 7, 2004 acquisition.
      Provision for Income Taxes. The Company’s effective tax rate was 39.0% and 38.9% for fiscal 2005 and fiscal 2004, respectively. The 2005 rate reflects the benefit of various tax credits approved during the year. Without these credits, the Company’s effective tax rate would have been 39.7%. This higher effective tax rate is principally a result of BlueLinx operating as a stand-alone company. As part of Georgia-Pacific, the Division was combined with the other divisions of Georgia-Pacific for state tax purposes. As a stand-alone company, the Company is projecting a state tax rate which is approximately 2% higher than Georgia-Pacific’s carve-out tax rate. The other differences resulted from higher non-deductible expenses and deemed repatriation of Canadian earnings.
      Net Income. Net income for fiscal 2005 was $44.6 million, compared to $76.3 million for fiscal 2004. The Company’s net income for the period from January 4, 2004 to May 7, 2004 was achieved as a division of Georgia-Pacific and did not include interest expense and certain corporate overhead expenses that are included in the results for the same period in fiscal 2005.
      On a per-share basis, basic and diluted income applicable to common stockholders for fiscal 2005 was $1.48 and $1.46, respectively. Basic and diluted earnings per share for the period from inception (March 8, 2004) to January 1, 2005 was $1.09 and $1.02, respectively. For the period prior to May 7, 2004, there were no earnings per share as a result of the business operating for much of that period as a division of Georgia-Pacific.

Fiscal 2004 Compared to Fiscal 2003
      The following table sets forth the Company’s and the Division’s results of operations for fiscal 2004 and fiscal 2003. The results of operations for fiscal 2004 combine the pre-acquisition period from January 4, 2004 to May 7, 2004 of the Division and the period from inception (March 8, 2004) to January 1, 2005 of the Company.

	BlueLinx		Pre-acquisition Period				Pre-acquisition Period

	Period from
	Inception		Period from
	(March 8,		January 4,		Combined
	2004) to	% of	2004 to	% of	Year Ended	% of	Year Ended	% of
	January 1,	Net	May 7,	Net	January 1,	Net	January 3,	Net
	2005	Sales	2004	Sales	2005	Sales	2004	Sales

					(Unaudited)
	(Dollars in thousands)
Net sales	$3,672,820	100.0%	$1,885,334	100.0%	$5,558,154	100.0%	$4,271,842	100.0%
Gross profit	333,230	9.1%	227,211	12.1%	560,441	10.1%	457,467	10.7%
Selling, general & administrative	248,291	6.8%	139,203	7.4%	387,494	7.0%	346,585	8.1%
Depreciation and amortization	10,132	0.3%	6,175	0.3%	16,307	0.3%	19,476	0.5%

Operating income	74,807	2.0%	81,833	4.3%	156,640	2.8%	91,406	2.1%
Interest expense	28,765	0.8%	—	0.0%	28,765	0.5%	—	0.0%
Write-off debt issue costs	2,871	0.1%	—	0.0%	2,871	0.1%	—	0.0%
Other expense, net	(516)	0.0%	614	0.0%	98	0.0%	376	0.0%

Income before provision for income taxes	43,687	1.2%	81,219	4.3%	124,906	2.2%	91,030	2.1%
Income tax provision	17,781	0.5%	30,782	1.6%	48,563	0.9%	34,877	0.8%

Net income	$25,906	0.7%	$50,437	2.7%	$76,343	1.3%	$56,153	1.3%

      Net Sales. Net sales for fiscal 2004 increased approximately 30% to $5.56 billion from $4.27 billion during fiscal 2003. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking, and metal products (excluding rebar and remesh), were up $271 million or 16% higher than fiscal 2003. This increase included a 7.6% increase in unit volume. Structural sales including plywood, OSB, lumber, and metal rebar, increased $1.02 billion or approximately 39% from a year ago. This reflects a 8.6% increase in unit volume as well as higher plywood, OSB and metal rebar prices.
      Gross Profit. Gross profit for fiscal 2004 increased by 23%, or $103 million, to $560 million from $457 million in fiscal 2003. The increase reflects increased sales, partially offset by a decline in gross profit margin from 10.7% in fiscal 2003 to 10.1% in fiscal 2004. The decrease in gross profit margin was primarily the result of a decline in structural product margins from 9.4% to 8.5% in fiscal 2004.
      Operating Expenses. Operating expenses for fiscal 2004 were $387 million, or 7.0% of net sales, compared to $347 million, or 8.1% of net sales, during fiscal 2003. Higher expenses in fiscal 2004 as compared to fiscal 2003 were primarily due to increases in employee bonuses and sales commissions due to strong performance and increased variable expenses such as warehouse and delivery labor associated with higher unit volume. Additionally, fiscal 2004 included approximately $10 million in expenses associated with the acquisition transactions and the related transition.
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
      Interest Expense. Interest expense totaled $28.8 million for fiscal 2004, which includes interest expense related to the Company’s revolving credit facility, term loan, old mortgage, new mortgage and debt issue cost amortization of $13.1 million, $6.4 million, $4.8 million, $1.4 million and $2.3 million, respectively. Interest expense on the final working capital settlement with Georgia-Pacific was $0.8 million. In addition, the Company wrote off $2.9 million of unamortized debt issue costs upon retirement of the Company’s term loan. The Division did not incur interest expense prior to the May 7, 2004 acquisition.
      Provision for Income Taxes. The Company’s effective tax rate was 38.9% and 38.3% for fiscal 2004 and fiscal 2003, respectively.
      Net Income. Net income totaled $76.3 million and $56.2 million for fiscal 2004 and fiscal 2003, respectively. Earnings per share for fiscal 2004 and for the prior year periods is not available as a result of the business operating for much of that period as a division of Georgia-Pacific.
Seasonality
      The Company is exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first and fourth quarters are typically the Company’s slowest quarters due to the impact of poor weather on the construction market. The Company’s second and third quarters are typically its strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. The Company’s working capital and accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season. The Company expects these trends to continue for the foreseeable future.
Liquidity and Capital Resources
      The Company depends on cash flow from operations and funds available under its revolving credit facility to finance working capital needs, capital expenditures, dividends and acquisitions. The Company believes that the amounts available from this and other sources will be sufficient to fund its routine operations and capital requirements for the foreseeable future. The Division’s principal source of liquidity historically had been the consolidated resources of Georgia-Pacific.
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
      The following tables indicate the Company’s working capital and cash flows for the periods indicated.

	BlueLinx at	BlueLinx at
	December 31,	January 1,
	2005	2005

	(Dollars in thousands)
Working capital	$529,983	$491,975

			Pre-acquisition	Combined	Pre-acquisition
	BlueLinx		Period	(Unaudited)	Period

		Period from
		Inception	Period from
		(March 8,	January 4,
	Year Ended	2004) to	2004 to	Year Ended	Year Ended
	December 31,	January 1,	May 7,	January 1,	January 3,
	2005	2005	2004	2005	2004

	(Dollars in thousands)
Cash flows provided by (used for) operating activities	$124,788	$137,246	$(113,982)	$23,264	$59,575
Cash flows provided by (used for) investing activities	(28,499)	(832,992)	(1,126)	(834,118)	(4,062)
Cash flows provided by (used for) financing activities	$(87,541)	$711,318	$114,602	$825,920	$(55,162)

Working Capital
      Working capital increased by $38.0 million, primarily as a result of a $94.1 million reduction in current maturities of long term debt and an increase in accounts receivables, resulting from higher levels of sales, partially offset by an $87.1 million increase in accounts payable and bank overdrafts. Additionally, cash increased from $15.6 million at January 1, 2005 to $24.3 million at December 31, 2005. The $24.3 million of cash on the Company’s balance sheet at December 31, 2005 primarily reflects customer remittances received in the Company’s lock-boxes on Friday and Saturday that are not available until the next Monday, which is part of the following fiscal period.

Operating Activities
      During fiscal 2005, cash flows provided by operating activities totaled $125 million. The primary drivers of cash flow from operations were net income, as adjusted for non-cash charges, of $68.8 million and an increase in cash flow from operations related to working capital of $50.0 million reflecting improvements in working capital management.
      During fiscal 2004, cash flows provided by operating activities totaled $23.3 million. The primary driver of cash flow from operations was net income, as adjusted for non-cash charges, of $103.6 million. Offsetting this source of cash was a decrease in cash flow from operations related to working capital of $80.2 million. The change in working capital for fiscal 2004 reflected increases in inventory and accounts receivables associated with increased sales revenue, partially offset by an increase of $99 million in payables to Georgia-Pacific. Payables to Georgia-Pacific were classified as parent’s investment at January 3, 2004.
      During fiscal 2003, cash flows provided by operating activities totaled $59.6 million, primarily driven by net income of $56.2 million.

Investing Activities
      During fiscal 2005 and fiscal 2004, cash flows used for investing activities totaled $28.5 million and $834 million, respectively. On May 7, 2004 we and our operating company acquired the real estate and operating assets of the Distribution Division. We paid purchase consideration of approximately $823 million to Georgia-Pacific.
      During fiscal 2005, the Company’s acquisition related expenditures totaled $16.9 million.
      During fiscal 2005 and fiscal 2004, the Company’s expenditures for property and equipment were $12.7 million and $11.1 million, respectively. These expenditures were primarily for mobile equipment consisting of trucks, trailers, forklifts and sales force automobiles. The Company estimates that capital expenditures for 2006 will be approximately $15 million for normal operating activities. The Company’s

2006 capital expenditures are anticipated to be paid from its current cash and cash provided from operating activities.
      Proceeds from the sale of property and equipment totaled $1.2 million and $0.3 million during fiscal 2005 and fiscal 2004, respectively.
      The Company’s expenditures for property and equipment were $5.4 million in fiscal 2003. These expenditures were primarily for mobile equipment.
      Proceeds from the sale of property and equipment totaled $1.3 million in fiscal 2003.

Financing Activities
      Net cash provided by (used in) financing activities was $(87.5) million during fiscal 2005 and $826 million during fiscal 2004. The $87.5 million net cash used in financing activities during fiscal 2005 was cash used by the Company to pay down a portion of its outstanding debt on its revolving credit facility. The difference in cash provided by financing activities during fiscal 2004 primarily resulted from net proceeds from the Company’s (i) revolving credit facility of $487 million, (ii) its mortgage payable of $165 million, and (iii) its issuance of common stock of $121 million, all of which relate to the Company’s acquisition of the assets of the Division. Fees paid to issue debt in 2004 totaled $21.2 million.
      The Company paid dividends to its common stockholders in the aggregate amount of $15.1 million in fiscal 2005.
      Cash used for financing activities was $55 million for fiscal 2003. During the pre-acquisition period, the Company was financed by Georgia-Pacific and the use of bank overdrafts. Bank overdrafts are all checks issued by the Company that have not been presented by the payee for funding.

Debt and Credit Sources
      On May 7, 2004, the Company’s operating company entered into a revolving credit facility. As of December 31, 2005, advances outstanding under the revolving credit facility were approximately $376 million. Borrowing availability was approximately $219 million and outstanding letters of credit on this facility were approximately $7.6 million. As of December 31, 2005, the interest rate on outstanding balances under the revolving credit facility was 7.16%. As of February 17, 2006, borrowing availability under the revolving credit facility was approximately $158 million.
      On October 27, 2004, the existing mortgage was refinanced by a new mortgage loan in the amount of $165 million, which was provided by Column Financial, Inc., a wholly-owned subsidiary of Credit Suisse First Boston LLC. The interest rate on the new mortgage loan is equal to LIBOR (subject to a 2% floor and a 6% cap), plus a 2.25% spread. On December 31, 2005, the interest rate was 6.62%.
      Contractual Commitments. The following table represents the Company’s contractual commitments, excluding interest, associated with its debt and other obligations disclosed above as of December 31, 2005.

	2006	2007	2008	2009	2010	Thereafter	Total

	(Dollars in thousands)
Revolving credit facility(1)	$—	$—	$—	$369,850	$—	$—	$369,850
Term loan facility(4)	—	—	—	6,000	—	—	6,000
Mortgage indebtedness(1)	—	165,000	—	—	—	—	165,000

Subtotal	—	165,000	—	375,850	—	—	540,850
Purchase obligations(2)	1,193,839	1,201,671	1,201,671	400,557	—	—	3,997,738
Operating leases	6,661	6,407	6,089	5,789	5,516	46,046	76,508
Letters of credit(3)	7,614	—	—	—	—	—	7,614

Total	$1,208,114	$1,373,078	$1,207,760	$782,196	$5,516	$46,046	$4,622,710

(1)	Interest on the revolving credit facility and mortgage indebtedness is variable, based on 14-day, one-month, two-month, three-month or six-month LIBOR for the revolving credit facility and 30-day LIBOR for the mortgage indebtedness, in each case plus a spread. The interest rate on the revolving credit facility was 7.16% at December 31, 2005. The interest rate on the new mortgage loan is LIBOR (subject to a 2% floor and a 6% cap) plus a 2.25% spread, and, at December 31, 2005, was 6.62%. Annual interest, at the rates noted above, totals $37.8 million, consisting of $26.9 million for the revolving credit facility. At December 31, 2005, the outstanding balance of the Company’s credit facility was approximately $376 million. The revolving credit facility was amended on January 26, 2006 to, among other things, extend the final maturity date of the facility to May 7, 2011.

(2)	The Company’s purchase obligations are related to its Supply Agreement with Georgia-Pacific.

(3)	Letters of credit not included above under the credit facilities.

(4)	Term loan facility is used to refinance and consolidate certain loans made by the revolving loan lenders to the Company.
      Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which the Company is liable under purchase orders are reflected on its consolidated balance sheet (to the extent entered into prior to the end of the applicable period) as accounts payable and accrued liabilities.
Critical Accounting Policies
      The Company’s significant accounting policies are more fully described in the notes to the consolidated financial statements. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on the Company’s and the Division’s historical experience, current economic trends in the industry, information provided by customers, vendors and other outside sources and management’s estimates, as appropriate.
      The following are accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment.

Revenue Recognition
      The Company recognizes revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as FOB (free on board) shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site.
      All sales are recorded at gross in accordance with the guidance outlined by EITF 99-19 and in accordance with standard industry practice. The key indicators used to determine this are as follows:

•	The Company is the primary obligor responsible for fulfillment;

•	The Company holds title to all reload inventory and is responsible for all product returns;

•	The Company controls the selling price for all channels;

•	The Company selects the supplier; and

•	The Company bears all credit risk.

      All revenues recognized are net of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been insignificant for each of the years in the three-year period ended January 3, 2004 or the period from January 4, 2004 to May 7, 2004 or the period from inception (March 8, 2004) to January 1, 2005, and fiscal 2005.

Allowance for Doubtful Accounts and Related Reserves
      The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. The Company maintains an allowance for doubtful accounts for each aging category on the Company’s aged trial balance based on the Company’s historical loss experience. This estimate is periodically adjusted when the Company becomes aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As the Company determines that specific balances will be ultimately uncollectible, the Company removes them from its aged trial balance. Additionally, the Company maintains reserves for cash discounts that it expects customers to earn as well as expected returns. At December 31, 2005, January 1, 2005 and January 3, 2004, these reserves totaled $10.9 million, $13.4 million and $9.2 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for the three period ended January 3, 2004, the period from January 4, 2004 to May 7, 2004, the period from inception (March 8, 2004) to January 1, 2005, and fiscal 2005.

Inventories
      Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. The Company evaluates its inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At January 1, 2005, the lower of cost or market reserve totaled $1.0 million. The market value of the Company’s inventory exceeded its cost at December 31, 2005.
      Additionally, the Company maintains a reserve for the estimated value impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past six months or has turn days in excess of 365 days. At December 31, 2005, January 1, 2005 and January 3, 2004, the Company’s damaged and inactive inventory reserves totaled $2.7 million, $3.0 million and $2.1 million, respectively. Adjustments to earnings resulting from revisions to inactive estimates have been insignificant for the period ended January 3, 2004, the period from January 4, 2004 to May 7, 2004, the period from inception (March 8, 2004) to January 1, 2005, and fiscal 2005.

Consideration Received from Vendors
      Each year, the Company enters into agreements with many of its vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. The Company accrues for the receipt of vendor rebates based on purchases, and also reduces inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At December 31, 2005, January 1, 2005 and January 3, 2004, the vendor rebate receivable totaled $13.1 million, $10.2 million and $6.8 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for the period ended January 3, 2004, the period from January 4, 2004 to May 7, 2004, the period from inception (March 8, 2004) to January 1, 2005, and fiscal 2005.

Impairment of Long-Lived Assets
      Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. The Company derives the required cash flow estimates from its historical experience and its internal business plans and applies an appropriate discount rate. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. The Company’s judgment regarding the existence of impairment indicators is based on market and operational performance. There have been no adjustments to earnings resulting from the impairment of long-lived assets for each of the three periods ended January 3, 2004 or the period from January 4, 2004 to May 7, 2004 or the period from inception (March 8, 2004) to January 1, 2005, and fiscal 2005.
Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flow. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123R is effective for fiscal 2006.
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
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), which is the result of the FASB’s efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations.

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
      The Company’s revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility could have an impact on results of operations. A change of 100 basis points in the market rate of interest would impact interest expense by approximately $3.8 million based on borrowings outstanding at December 31, 2005.
      The mortgage loan bears interest at a floating rate, equal to LIBOR plus 225 basis points, determined monthly, subject to a floor interest rate of 4.25% (a 2% floor on LIBOR, plus 2.25%). Interest is capped pursuant to a rate cap agreement that caps LIBOR exposure at 6.0% and the overall rate at 8.25% (a 6.0% cap on LIBOR, plus 2.25%). Increases or decreases in 30-day LIBOR rates by 100 basis points between 2.0% and 6.0% will impact results of operations by $1.65 million.
      Less than 1.0% of the Company’s net sales are denominated in currencies other than the U.S. dollar, and the Company does not believe its total exposure to currency fluctuations to be significant.
      The Company believes that general inflation did not significantly affect its operating results or markets in fiscal 2005, fiscal 2004 or fiscal 2003. As discussed above, the Company’s results of operations were both favorably and unfavorably impacted by increases and decreases in the pricing of certain commodity-based products. Commodity price fluctuations have from time to time created cyclicality in the Company’s financial performance and may do so in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders of BlueLinx Holdings Inc.:
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
      Our management, including our chief executive officer and our chief financial officer, does not expect that our internal controls over financial reporting will prevent all error and all fraud. Internal controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal controls are met. Given the inherent limitations of internal controls, internal controls over financial reporting may not prevent or detect all misstatements or fraud. Therefore, no evaluation of internal control can provide absolute assurance that all control issues or instances of fraud will be prevented or detected.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission set forth in Internal Control — Integrated Framework. Based on our assessment, the Company’s management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.
      Ernst & Young LLP, the Company’s independent registered public accounting firm, which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K.
February 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of BlueLinx Holdings Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BlueLinx Holdings Inc. (formerly ABP Distribution Holdings Inc.) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BlueLinx Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that BlueLinx Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, BlueLinx Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2005 and for the period from inception (March 8, 2004) to January 1, 2005 and our report dated February 23, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2006

BLUELINX HOLDINGS INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of BlueLinx Holdings Inc.
      We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. (formerly ABP Distribution Holdings Inc.) and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2005 and for the period from inception (March 8, 2004) to January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlueLinx Holdings Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the consolidated results of their operations and cash flows for the year ended December 31, 2005 and for the period from inception (March 8, 2004) to January 1, 2005, in conformity with U.S. generally accepted accounting principles.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BlueLinx Holdings Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2006

BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Georgia-Pacific Corporation
      We have audited the accompanying statements of revenue and direct expenses and comprehensive income, direct cash flows, and parent’s investment of the Building Products Distribution Division of Georgia-Pacific Corporation for the period from January 4, 2004 to May 7, 2004 and for the year ended January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      As described in Note 1, the statements of revenue and direct expenses and comprehensive income, direct cash flows, and parent’s investment for the period from January 4, 2004 to May 7, 2004 and for the year ended January 3, 2004 have been prepared for the purpose of possible sale of the Building Products Distribution Division of Georgia-Pacific Corporation, and are not intended to be a complete presentation of the Building Products Distribution Division of Georgia-Pacific Corporation’s financial position or results of operations as if it were operated on a stand-alone basis.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the revenue and direct expenses and comprehensive income, direct cash flows, and parent’s investment of the Building Products Distribution Division of Georgia-Pacific Corporation for the period from January 4, 2004 to May 7, 2004 and for the year ended January 3, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2, in 2003, the Building Products Distribution Division adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 20, 2005

BLUELINX HOLDINGS INC.
(formerly ABP Distributions Holdings Inc.)
CONSOLIDATED BALANCE SHEETS

	BlueLinx	BlueLinx
	December 31,	January 1,
	2005	2005

	(In thousands)
ASSETS
Current assets:
Cash	$24,320	$15,572
Receivables, less allowances of $10,945 in fiscal 2005 and $13,407 in fiscal 2004	399,093	363,688
Inventories, net	473,068	500,231
Deferred income tax assets	6,678	6,122
Other current assets	44,909	34,203

Total current assets	948,068	919,816

Property, plant, and equipment:
Land and improvements	56,521	55,573
Buildings	93,381	93,133
Machinery and equipment	54,200	41,063
Construction in progress	2,350	5,089

Property, plant, and equipment, at cost	206,452	194,858
Accumulated depreciation	(22,403)	(7,880)

Property, plant, and equipment, net	184,049	186,978
Other assets	25,523	30,268

Total assets	$1,157,640	$1,137,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327,004	$270,271
Bank overdrafts	62,392	32,033
Accrued compensation	13,494	18,292
Current maturities of long-term debt	—	94,103
Other current liabilities	15,195	13,142

Total current liabilities	418,085	427,841

Noncurrent liabilities:
Long-term debt	540,850	558,000
Deferred income taxes	1,911	740
Other long-term liabilities	12,942	8,989

Total liabilities	973,788	995,570

SHAREHOLDERS’ EQUITY
Common Stock, $0.01 par value, 100,000,000 shares authorized; 30,251,019 and 29,500,000 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	303	295
Additional paid-in-capital	132,346	121,306
Accumulated other comprehensive income	1,023	(789)
Retained earnings	50,180	20,680

Total shareholders’ equity	183,852	141,492

Total liabilities and shareholders’ equity	$1,157,640	$1,137,062

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distributions Holdings Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
STATEMENTS OF REVENUE AND DIRECT EXPENSES AND
COMPREHENSIVE INCOME (LOSS)

	BlueLinx		Pre-acquisition Period

		Period from
	Fiscal Year	Inception	Period from	Fiscal Year
	Ended	(March 8, 2004)	January 4,	Ended
	December 31,	to January 1,	2004 to May 7,	January 3,
	2005	2005	2004	2004

	(In thousands, except share data)
Net sales	$5,622,071	$3,672,820	$1,885,334	$4,271,842
Cost of sales	5,109,632	3,339,590	1,658,123	3,814,375

Gross profit	512,439	333,230	227,211	457,467

Operating expenses:
Selling, general, and administrative	378,008	248,291	139,203	346,585
Depreciation and amortization	18,770	10,132	6,175	19,476

Total operating expenses	396,778	258,423	145,378	366,061

Operating income	115,661	74,807	81,833	91,406
Non-operating expenses (income):
Interest expense	42,311	28,765	—	—
Write-off of debt issue costs	—	2,871	—	—
Other expense (income), net	186	(516)	614	376

Income before income taxes	73,164	43,687	81,219	91,030
Provision for income taxes	28,561	17,781	30,782	34,877

Net income	44,603	25,906	$50,437	$56,153

Less: preferred stock dividends	—	5,226

Net income applicable to common shareholders	$44,603	$20,680

Basic weighted average number of common shares outstanding	30,195	19,006

Basic net income per share applicable to common shares	$1.48	$1.09

Diluted weighted average number of common shares	30,494	20,296

Diluted net income per share applicable to common stock	$1.46	$1.02

Dividends declared per common share	$0.50	$—

Comprehensive income:
Net income	$44,603	$25,906	$50,437	$56,153
Other comprehensive income (loss): Foreign currency translation, net of taxes	276	747	(612)	1,062
Minimum pension liability, net of taxes	1,536	(1,536)	—	—

Comprehensive income	$46,415	$25,117	$49,825	$57,215

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distributions Holdings Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
STATEMENTS OF DIRECT CASH FLOWS

	BlueLinx		Pre-acquisition Period

		Period from
	Fiscal Year	Inception	Period from	Fiscal Year
	Ended	(March 8, 2004)	January 4, 2004	Ended
	December 31,	to January 1,	to May 7,	January 3,
	2005	2005	2004	2004

	(In thousands)
Cash flows from operating activities:
Net income	$44,603	$25,906	$50,437	$56,153
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	18,770	10,132	6,175	19,476
Amortization of debt issue costs	3,629	2,323	—	—
Write-off of debt issue costs	—	2,871	—	—
Deferred income tax provision (benefit)	(368)	(4,469)	9,183	4,598
Stock compensation	2,170	1,088	—	—
Changes in assets and liabilities:
Receivables	(30,609)	221,529	(292,350)	(53,654)
Inventories	36,889	(13,080)	(145,689)	3,391
Accounts payable	56,605	(97,694)	257,772	17,683
Changes in other working capital	(12,902)	(13,156)	2,464	11,078
Other	6,001	1,796	(1,974)	850

Net cash provided by (used in) operating activities	124,788	137,246	(113,982)	59,575

Cash flows from investing activities:
Acquisitions, net of cash acquired	(16,908)	(823,330)	—	—
Property, plant and equipment investments	(12,744)	(9,759)	(1,378)	(5,404)
Proceeds from sale of assets	1,153	97	252	1,342

Cash used in investing activities	(28,499)	(832,992)	(1,126)	(4,062)

Cash flows from financing activities:
Issuance of common stock, net	8,548	120,513	—	—
Proceeds from stock options exercised	478	—	—	—
Net increase (decrease) in revolving credit facility	(111,253)	487,103	—	—
Debt financing costs	(570)	(21,236)	—	—
Increase (decrease) in bank overdrafts	30,359	(34,836)	26,250	7,566
Common dividends paid	(15,103)	—	—	—
Net transactions with Georgia-Pacific Corporation	—	—	88,352	(62,728)
Issuance of preferred stock	—	95,000	—	—
Redemption of preferred stock	—	(95,000)	—	—
Preferred stock dividends paid	—	(5,226)	—	—
Proceeds from issuance of other long-term debt	—	365,000	—	—
Retirement of other long-term debt	—	(200,000)	—	—

Net cash provided by (used in) financing activities	(87,541)	711,318	114,602	(55,162)

Increase (decrease) in cash	8,748	15,572	(506)	351
Balance, beginning of period	15,572	—	506	155

Balance, end of period	$24,320	$15,572	$—	$506

Supplemental Cash Flow Information
Income taxes paid during the period	$33,067	$23,446	$21,941	$30,279

Interest paid during the period	$38,502	$25,351	$—	$—

See accompanying notes.

BLUELINX HOLDINGS INC.
(formerly ABP Distributors Holdings Inc.)
STATEMENTS OF SHAREHOLDERS’ EQUITY AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF GEORGIA-PACIFIC CORPORATION
STATEMENTS OF PARENT’S INVESTMENT

		Accumulated
		Other
	Parent’s	Comprehensive
Pre-acquisition Period	Investment	Income (Loss)	Totals

	(In thousands)
Balance, December 28, 2002	$645,221	$(1,050)	$644,171
Net income	56,153	—	56,153
Foreign currency translation adjustments	—	1,062	1,062
Net transactions with Georgia-Pacific	(64,313)	—	(64,313)

Balance January 3, 2004	637,061	12	637,073
Net income	50,437	—	50,437
Foreign currency translation adjustments	—	(612)	(612)
Net transactions with Georgia-Pacific	88,684	—	88,684

Balance, May 7, 2004	$776,182	$(600)	$775,582

			Accumulated
		Additional	Other
	Common	Paid-In-	Comprehensive	Retained
BlueLinx Holdings Inc.	Stock	Capital	Income (Loss)	Earnings	Totals

	(In thousands)
Balance, at inception (March 8, 2004)	$—	$—	$—	$—	$—
Net income	—	—	—	25,906	25,906
Foreign currency translation adjustment, net of tax	—	—	747	—	747
Amount related to minimum pension liability, net of tax	—	—	(1,536)	—	(1,536)
Issuance of common stock to investors	200	4,800	—	—	5,000
Issuance of common stock-initial public offering, net	95	115,418	—	—	115,513
Compensation related to stock-option grants	—	1,088	—	—	1,088
Preferred dividends	—	—	—	(5,226)	(5,226)

Balance, January 1, 2005	295	121,306	(789)	20,680	141,492
Net income	—	—	—	44,603	44,603
Foreign currency translation adjustment, net of tax	—	—	276	—	276
Amount related to minimum pension liability, net of tax	—	—	1,536	—	1,536
Issuance of common stock — initial public offering, net	7	8,541	—	—	8,548
Proceeds from stock options exercised	1	329	—	—	330
Compensation related to stock-option grants	—	2,170	—	—	2,170
Common dividends paid	—	—	—	(15,103)	(15,103)

Balance, December 31, 2005	$303	$132,346	$1,023	$50,180	$183,852

See accompanying notes.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Background

Basis of Presentation
      BlueLinx Holdings Inc. was created on March 8, 2004 as a Georgia corporation named ABP Distribution Holdings Inc. On May 7, 2004, BlueLinx Holdings Inc. and its operating subsidiary, BlueLinx Corporation, (BlueLinx Holdings Inc. and its subsidiaries collectively referred to as the “Company”) acquired the assets of the Building Products Distribution Division (the “Division”) of Georgia-Pacific Corporation (“Georgia-Pacific”), as described below. On August 30, 2004, ABP Distribution Holdings Inc. merged into BlueLinx Holdings Inc., a Delaware corporation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal 2004 contained 52 weeks. Certain 2004 amounts have been reclassified to conform with 2005 presentation.
      On December 17, 2004, BlueLinx Holdings Inc. consummated an initial public offering of 9,500,000 shares of its common stock, par value $.01 per share, at the initial public offering price of $13.50 per share (the “Equity Offering”). On January 5, 2005, the underwriters for the Equity Offering exercised an option to purchase 685,000 additional shares of common stock to cover the over-allotment of shares in connection with the Equity Offering. The Company received net proceeds from the Equity Offering of $124 million (including net proceeds of $8.5 million from the exercise of the over-allotment option). Net proceeds from the offering and funds from the Company’s revolving credit facility were used (i) to repay the Company’s $100 million term loan plus accrued and unpaid interest thereon, and (ii) to redeem the remainder of the Company’s series A preferred stock, of which approximately $38.5 million was outstanding, and pay all accrued and unpaid dividends thereon. Unamortized debt issue costs of approximately $3 million were written off upon retirement of the term loan.
      The financial statements of the Division reflect the accounts and results of certain operations of the business conducted by the Division. The accompanying combined financial statements of the Division have been prepared from Georgia-Pacific’s historical accounting records and are presented on a carve-out basis reflecting these certain assets, liabilities, and operations. The Division was an unincorporated business of Georgia-Pacific and, accordingly, Georgia-Pacific’s net investment in these operations (parent’s net investment) is presented in lieu of shareholders’ equity. All significant intradivision transactions have been eliminated. The financial statements are not necessarily indicative of the financial position, results of operations and cash flows that might have occurred had the Division been an independent entity not integrated into Georgia-Pacific’s other operations. Also, they may not be indicative of the actual financial position that might have otherwise resulted, or of future results of operations or financial position of the Division. The Company operates as one reportable segment.

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
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
industrial and manufactured housing builders and home improvement centers. Net sales by product category are summarized below:

	BlueLinx		Pre-acquisition Period

		Period from
	Fiscal Year	Inception	Period from	Fiscal Year
	Ended	(March 8, 2004) to	January 4, 2004 to	Ended
	December 31,	January 1,	May 7,	January 3,
	2005	2005	2004	2004

	(Dollars in millions)		(Dollars in millions)
Sales by category
Structural products	$3,548	$2,392	$1,264	$2,636
Specialty products	2,143	1,314	646	1,689
Unallocated allowances and adjustments	(69)	(33)	(25)	(53)

Total sales	$5,622	$3,673	$1,885	$4,272

Business Combinations
      On July 22, 2005, the Company completed the acquisition of California-based hardwood lumber company Lane Stanton Vance (“LSV”), formerly a unit of privately-held Hampton Distribution Companies. The acquisition of the assets of LSV was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for based on their fair market values at the date of consummation. Other SFAS No. 141 disclosures are omitted as they are not significant.
      On March 12, 2004, BlueLinx Holdings Inc. and its operating company, BlueLinx Corporation, entered into two separate definitive agreements to acquire the real estate and operating assets, respectively, of the Division. The transactions were consummated on May 7, 2004. The Company refers to the period prior to May 7, 2004 as the “pre-acquisition period.” The acquisition of the assets of the Division were accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for based on their fair market values at the date of consummation.
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

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of the Division (amounts in millions).

Accounts receivable	$585
Inventories	487
Deferred income tax assets	3
Other current assets	11
Intangible assets	16
Property, plant & equipment	186

Total assets	1,288

Accounts payable	368
Bank overdrafts	67
Accrued compensation	19
Other current liabilities	2
Deferred income tax liabilities	3
Other non-current liabilities	6

Total liabilities	465

Fair value of net assets acquired	$823

      The Company’s intangible assets are comprised of customer relationships, internally developed software, and supply agreements each totaling $7.3 million, $4.1 million and $5.3 million, respectively. These assets are being amortized over a period of 6 years, 3 years, and 6 years, respectively. Amortization expense for intangible assets was $3.5 million and $2.2 million for fiscal 2005 and the period from inception (March 8, 2004) to January 1, 2005, respectively. Accumulated amortization was $5.7 million at December 31, 2005.
      Estimated amortization expense for each of the five succeeding years is as follows:

(In thousands)
For fiscal 2006	$3,575
For fiscal 2007	$2,582
For fiscal 2008	$2,107
For fiscal 2009	$2,107
For fiscal 2010	$765
      As part of the acquisition transactions, the Company entered into a Master Purchase, Supply & Distribution Agreement with Georgia-Pacific (the “Supply Agreement”). The Company believes that the economic terms of the Supply Agreement are beneficial, since they provide the Company with certain discounts off standard industry pricing indices, certain cash discounts and favorable payment terms. The Supply Agreement details distribution rights by product categories, including exclusivity rights and minimum supply volume commitments from Georgia-Pacific with respect to certain products. This agreement also details the Company’s purchase obligations by product categories, including substantial minimum purchase volume commitments with respect to most of the products supplied to the Company. Based on 2005 average market prices, the Company’s purchase obligations under this agreement are

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $1.2 billion for each of the next three years. If the Company fails or refuses to purchase any products that it is obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and, for certain products, terminate the Company’s exclusivity, and the Company may be required to pay monetary penalties. The agreement has a five-year initial term and remains continuously in effect thereafter unless it is terminated. Termination of the Supply Agreement requires two years’ notice, exercisable after year four. The Supply Agreement may be terminated by either party for material breach. However, if the material breach only affects one or more, but not all, of the product categories, the non-breaching party may only terminate the Supply Agreement in respect of the affected product categories and the Supply Agreement will remain in full force with respect to the remaining product categories. The Supply Agreement also provides for certain advertising, marketing and promotion arrangements between the Company and Georgia-Pacific for certain products. In addition, the Company was granted a limited, non-exclusive, royalty-free, fully paid license to use certain proprietary information and intellectual property of Georgia-Pacific. The Company’s net purchases from Georgia-Pacific were approximately $1.4 billion and $1 billion for fiscal 2005 and the period from May 7, 2004 to January 1, 2005, respectively.
      The following table summarizes the fiscal 2004 and the fiscal 2003 pro forma results as if the acquisition of the Division occurred on December 29, 2002 (amounts in millions, except per share data).

	Year Ended	Year Ended
	January 1,	January 3,
	2005	2004

Net sales	$5,558	$4,272
Income before income taxes	112	34
Net income	66	20
Net income applicable to common stock	55	10
Basic earnings per share	2.92	0.54
Diluted earnings per share	2.73	0.51
      Fiscal 2004 includes approximately $8 million in expenses associated with the acquisition transactions.
      At the closing of the acquisition, the Company’s operating company entered into a transition services agreement with Georgia-Pacific. The services covered under the agreement included all currently provided support services in the several operating areas, including transportation management and sales and marketing. The Company agreed to compensate Georgia-Pacific for services provided during the transition period on an agreed upon cost-plus basis. These agreements expired during fiscal 2005.
      In addition to the transition services agreement, the Company also entered into agreements with Georgia-Pacific to provide transition services in information technology (“IT”) and human resources. The IT support services agreement provided for infrastructure, business systems, operational systems, and network support services for a period of one-year, however, the Company’s operating company elected to terminate most sub-categories of IT support services during fiscal 2004. The human resources agreement provided for payroll, employee benefits administration, and other specified human resources-related administrative services expired December 31, 2004, when the Company converted to its own service.
      Charges for transition services were approximately $0.4 million and $8.0 million during fiscal 2005 and the period from inception (March 8, 2004) through January 1, 2005, respectively.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Georgia-Pacific during the pre-acquisition period
      During the pre-acquisition period, Georgia-Pacific charged the Division for the estimated cost of certain functions that were managed by Georgia-Pacific and could reasonably be directly attributed to the operations of the Division. These costs included dedicated human resource, legal, accounting, and information systems support. The charges to the Division were based on management’s estimate of such services specifically used by the Division. Where determinations based on specific usage alone were impracticable, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the cost attributable to the Division. The total of these allocations was $5.9 million and $19.0 million for the period from January 4, 2004 to May 7, 2004 and fiscal 2003, respectively. Certain general corporate expenses were not allocated to the Division. These expenses included portions of property and casualty insurance premiums, health and welfare administration costs, human resources administration costs, finance administration costs, and legal costs. The Company estimates that these incremental costs would have been approximately $5 million and $13 million for fiscal 2004 and fiscal 2003, respectively.
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
      A portion of Georgia-Pacific’s employee benefit costs, including pension and postretirement healthcare and life insurance benefits, was allocated to the Division. The Division was allocated pension and other employee benefit costs related to its participation in Georgia-Pacific’s noncontributory defined benefit pension plans and postretirement healthcare and life insurance benefit plans. Approximately $3 million and $11 million was recorded in the accompanying statements of operations for the period from January 4, 2004 to May 7, 2004 and fiscal 2003, respectively, related to the Division employees’ participation in Georgia-Pacific’s defined benefit pension and postretirement plans.
      The allocation was determined by independent actuaries and was based on the number of its employees and their attributable benefits and an attributable share of plan assets and related benefit accounting items and was calculated in accordance with Statements of Financial Accounting Standards, or SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, respectively. The Division’s participation in Georgia-Pacific’s pension plans qualified as one employer in a multi-employer pension plan in accordance with Staff Accounting Bulletin, or SAB No. 55, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity; Cheap Stock. The Division has accounted for its participation in Georgia-Pacific’s noncontributory defined benefit pension plans in accordance with multi-employer pension plan guidance in SFAS No. 87. The Company believes such method of allocation is equitable and provides a reasonable estimate of the amounts attributable to the Division.
      The Division purchased a substantial amount of its inventory from Georgia-Pacific; principally lumber, structural panels and industrial wood products (including particleboard, hardboard and softboard). Such transactions were in the ordinary course of business at negotiated prices determined between the Division and Georgia-Pacific and may not have reflected spot market prices. Sales to Georgia-Pacific were $4 million and $8 million for the period from January 4, 2004 to May 7, 2004 and fiscal 2003, respectively. Purchases from Georgia-Pacific were $519 million and $1.07 billion for the period from January 4, 2004 to May 7, 2004 and fiscal 2003, respectively. In the period from January 4, 2004 to

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
May 7, 2004, Georgia-Pacific transferred approximately $2 million of fixed assets to the Division in non-cash transfers. In fiscal 2003, the Division transferred approximately $2 million of fixed assets to Georgia-Pacific in non-cash transfers. Amounts payable to or receivable from Georgia-Pacific were settled through intercompany accounts at the end of each month. All settlements with Georgia-Pacific were classified as “Net transactions with Georgia-Pacific Corporation” in the accompanying statements of cash flows.
      The amount of parent’s investment included in the balance sheet represents a net balance as the result of various transactions between the Division and Georgia-Pacific. There were no terms of settlement or interest charges associated with the account balance. The balance was primarily the result of the Division’s participation in Georgia-Pacific’s central cash management program, wherein all the Division’s cash receipts were remitted to Georgia-Pacific and all cash disbursements were funded by Georgia-Pacific. Other transactions included intercompany purchases and sales, certain direct and allocated portions of legal, environmental, self-insurance and human resource obligations administered by Georgia-Pacific, as well as the Division’s share of the current portion of the parent’s consolidated federal and state income tax liability and various other administrative expenses incurred by the parent on the Division’s behalf. The average balance due from Georgia-Pacific was $669 million and $442 million for the period from January 4, 2004 to May 7, 2004 and fiscal 2003, respectively.
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

Revenue Recognition
      The Company recognizes revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as FOB (free on board) shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All sales are recorded at gross in accordance with the guidance outlined by EITF 99-19 and in accordance with standard industry practice. The key indicators used to determine this are as follows:

•	The Company is the primary obligor responsible for fulfillment;

•	The Company holds title to all reload inventory and is responsible for all product returns;

•	The Company controls the selling price for all channels;

•	The Company selects the supplier; and

•	The Company bears all credit risk.
      All revenues recognized are net of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience.

Shipping and Handling
      Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in selling, general and administrative expenses were $144 million, $87.0 million, $45.2 million and $136 million for fiscal 2005, for the period from inception (March 8, 2004) to January 1, 2005, for the period from January 4, 2004 to May 7, 2004, and in fiscal 2003, respectively.

Advertising Costs
      Advertising costs are expensed as incurred. Advertising expenses of $8.1 million, $13.3 million, $6.5 million and $7.4 million were included in selling, general and administrative expenses for fiscal 2005, for the period from inception (March 8, 2004) to January 1, 2005, for the period from January 4, 2004 to May 7, 2004 and in fiscal 2003, respectively.

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
      On October 20, 2005, the Company granted an option to the Company’s chief executive officer to purchase 750,000 shares of the Company’s common stock at an exercise price of $13.50, which was above the then current trading price of the underlying common stock as quoted by the New York Stock Exchange at such time. The options vest in five equal annual installments, beginning in October 2006. These options were excluded from the Company’s diluted earnings per share calculation because they were anti-dilutive for fiscal 2005.
      Additionally, stock options to purchase 24,000 shares, granted after October 20, 2005, were also excluded from the diluted earnings per share calculation because they were anti-dilutive for fiscal 2005.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Dividends
      On each of March 10, May 8, July 21 and November 7, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on the Company’s common stock. The Company’s controlling shareholder, Cerberus ABP Investor LLC (“Cerberus”), received dividends of approximately $9.1 million in fiscal 2005 as a result of its ownership of 18,100,000 shares of the Company’s common stock.

Inventory Valuation
      Inventories are valued at the lower of moving average cost or market. Prior to May 7, 2004, during the pre-acquisition period, the last-in, first-out (“LIFO”) method was used to determine the cost of those inventories purchased from Georgia-Pacific. The impact of the change in the LIFO reserve on cost of sales for fiscal 2004 was $3.3 million of expense. Inventories consist primarily of finished goods.

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
      Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 2 to 15 years for land improvements, 5 to 33 years for buildings, and 3 to 7 years for machinery and equipment, which includes mobile equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income. Depreciation expense totaled $15.2 million, $7.9 million, $6.2 million and $19.5 million for fiscal 2005, for the period from inception (March 8, 2004) to January 1, 2005, for the period from January 4, 2004 to May 7, 2004 and in fiscal 2003, respectively.
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

Income Taxes
      Deferred income taxes are provided using the liability method under the provisions of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. Accordingly, deferred income

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
taxes are recognized for differences between the income tax and financial reporting bases of the assets and liabilities of the Company based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income.
      During the pre-acquisition period, the Division computed an income tax provision as though it filed separate returns. The Division was included in Georgia-Pacific’s consolidated federal income tax return and the consolidated returns of certain states. Current taxes were paid by Georgia-Pacific.

Foreign Currency Translation
      The functional currency for Canadian operations is the Canadian dollar. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in shareholders’ equity. Foreign currency transaction gains and losses are reflected in the accompanying financial statements.

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

Restricted Cash
      The Company had restricted cash of $7.4 million and $5.1 million at December 31, 2005 and January 1, 2005, respectively. Restricted cash primarily includes amounts held in escrow related to the Company’s mortgage (see Note 9). Restricted cash is included in other current assets on the accompanying balance sheet.

Financial Instruments
      Carrying amounts for all of the Company’s financial instruments approximate fair value.

BlueLinx Holdings Inc.
      In BlueLinx Holdings Inc.’s financial statements in Note 14, BlueLinx Holdings Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. BlueLinx Holdings Inc.’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. BlueLinx Holdings Inc.’s financial statements should be read in conjunction with the Company’s consolidated financial statements.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123R is effective for fiscal 2006.
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
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), which is the result of the FASB’s efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Income Taxes
      For the pre-acquisition period, the provisions for income taxes include the Division’s allocated portion of current income taxes and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The Company’s provision for income taxes consists of the following:

	BlueLinx
			Pre-acquisition Period
		Period from
	Fiscal Year	Inception	Period from	Fiscal Year
	Ended	(March 8, 2004) to	January 4, 2004 to	Ended
	December 31,	January 1,	May 7,	January 3,
	2005	2005	2004	2004

	(In thousands)		(In thousands)
Federal income taxes:
Current	$23,625	$19,021	$19,006	$25,525
Deferred	(143)	(4,081)	8,081	4,655
State income taxes:
Current	4,877	2,338	2,363	3,469
Deferred	(262)	(466)	1,005	283
Foreign income taxes:
Current	427	891	230	1,285
Deferred	37	78	97	(340)

Provision for income taxes	$28,561	$17,781	$30,782	$34,877

      The federal statutory income tax rate was 35%. The Company’s provision for income taxes is reconciled to the federal statutory amount as follows:

	BlueLinx
			Pre-acquisition Period
		Period from
	Fiscal Year	Inception	Period from	Fiscal Year
	Ended	(March 8, 2004) to	January 4, 2004 to	Ended
	December 31,	January 1,	May 7,	January 3,
	2005	2005	2004	2004

	(In thousands)		(In thousands)
Provision for income taxes computed at the federal statutory tax rate	$25,607	$15,289	$28,427	$31,860
State income taxes, net of federal benefit	2,926	1,748	2,201	2,467
Other	28	744	154	550

Provision for income taxes	$28,561	$17,781	$30,782	$34,877

      The Company’s income before income taxes for its Canadian operations was $1.7 million for fiscal 2005 and $2.3 million for the period from inception (March 8, 2004) to January 1, 2005.
      Approximately $1.0 million of tax benefit was included in other comprehensive income relating to the reversal of the minimum pension liability (see note 6).

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the Company’s net deferred income tax assets (liabilities) are as follows:

	December 31,	January 1,
	2005	2005

	(In thousands)
Deferred income tax assets:
Inventory reserves	$2,709	$1,450
Compensation-related accruals	5,994	4,711
Accruals and reserves	3,952	2,826
Property, plant, and equipment	—	681
Other	—	483

	$12,655	$10,151

Deferred income tax liabilities:
Intangible assets	(3,459)	(4,628)
Property, plant and equipment	(3,763)	—
Other	(666)	(141)

	(7,888)	(4,769)

Deferred income tax assets (liabilities), net	$4,767	$5,382

4.	Receivables
      The Company has a diversified customer base concentrated in the building products business. Credit risk is monitored and provisions for expected losses are provided as determined necessary by management. The Company generally does not require collateral.
      The following reflects the Company’s activity in receivables related reserve accounts:

	Beginning		Expense/	Writeoffs and	Ending
	Balance	Acquisitions	(Income)	Other, Net	Balance

	(In thousands)
Fiscal 2003
Allowance for doubtful accounts and related reserves	$9,544	$—	$6,473	$(6,804)	$9,213
Period from January 4, 2004 to May 7, 2004
Allowance for doubtful accounts and related reserves	$9,213	$—	$5,578	$(315)	$14,476
Period from Inception (March 8, 2004) to January 1, 2005
Allowance for doubtful accounts and related reserves	$—	$14,476	$(238)	$(831)	$13,407
Fiscal 2005
Allowance for doubtful accounts and related reserves	$13,407	$75	$678	$(3,215)	$10,945

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Stock-Based Compensation

2004 Long Term Equity Incentive Plan
      The 2004 long term equity incentive plan is designed to motivate and retain individuals who are responsible for the attainment of the Company’s primary long-term performance goals and covers employees, directors and consultants. The plan provides for the grant of nonqualified stock options, incentive stock options for shares of the Company’s common stock and restricted shares of the Company’s common stock to participants of the plan selected by the Company’s board of directors or a committee of the board (the “Administrator”). 2,222,222 shares of common stock have been reserved under the plan. The terms and conditions of awards are determined by the Administrator for each grant, except that, unless otherwise determined by the Administrator, or as set forth in an award agreement, options vest and become exercisable as follows: fifty percent of an option grant vests one third on the first anniversary of the grant date, one third on the second anniversary of the grant date and one third on the third anniversary of the grant date; and the remaining fifty percent of the option grant vests in tranches of equal amounts on the December 31 following the first, second, third and fourth anniversary of the grant date if certain performance targets established by the board as of the December 31 of the applicable year are attained.
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
      On May 11, 2005, the Company granted an option to Richard Marchese, a newly appointed independent member of the board of directors, to purchase 10,000 shares of the Company’s common stock at an exercise price of $11.69 per share. These options will vest at the end of the directors’ initial term, which coincides with the Company’s 2006 annual meeting of stockholders on May 12, 2006.
      On October 20, 2005, the Company granted an option to Stephen Macadam, the Company’s chief executive officer, to purchase 750,000 shares of the Company’s common stock at an exercise price of $13.50. The options vest in five equal annual installments beginning on October 20, 2006.
      On December 13, 2005, the Company granted an option to Richard Grant, a newly appointed independent member of the board of directors, to purchase 10,000 shares of the Company’s common stock at an exercise price of $11.40 per share. These options will vest on December 13, 2006.
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
      In addition, on August 31, 2004, the Company granted each of the Company’s three independent directors options to purchase 10,000 shares of the Company’s common stock at an exercise price of

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$3.75 per share. Each of these options vested at the end of the directors’ initial term, which coincided with the Company’s 2005 annual meeting of stockholders on May 11, 2005. The Company also granted options to purchase 200,000 shares of the Company’s common stock at an exercise price of $3.75 to the Company’s chairman in consideration for his service as chairman of the board of directors. The chairman’s options also vested on May 11, 2005.
      The Company recorded $2.2 million and $1.1 million of stock compensation expense during fiscal 2005 and the period from inception (March 8, 2004) to January 1, 2005, respectively. The Company recognizes compensation cost for awards with pro rata vesting on a straight-line basis.
      The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of time-based options granted during fiscal 2005:

	Chief Executive	Time-Based
	Officer Options*	Options**

Risk free interest rate	4.40%	4.39%
Expected dividend yield	3.90%	4.45%
Expected life	7 years	7 years
Expected volatility	50%	48%
Weighted average fair value	$4.76	$3.90

*	Exercise price of $13.50 exceeded market price at date of grant.

**	Exercise price equaled market price at date of grant.
      Performance-Based Options include options for which the financial target has been set by the board of directors, or a committee thereof. On February 1, 2006, the compensation committee set the financial target for 73,425 options subject to vesting criteria in 2006. The compensation committee has not yet set the financial target for options subject to performance based vesting criteria in periods after 2006.
      The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of options granted during the period from inception (March 8, 2004) to January 1, 2005:

		Performance-
	Time-Based	Based
	Options*	Options**

Risk free interest rate	3.4%	3.85%
Expected dividend yield	2.0%	3.0%
Expected life	7 years	7 years
Expected volatility	0%	45%
Weighted average fair value	$5.82	$8.57

*	Time-Based Options include options granted to the Company’s independent directors and the Company’s chairman.

**	Performance-Based Options include options for which the financial target has been set by the board of directors, or a committee thereof. On November 17, 2004, the board of directors set the financial target for options subject to vesting criteria in 2005.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additional information related to the Company’s existing employee stock options for the two years ended December 31, 2005 excluding Performance-Based Options for which the financial targets have not been set totaling 222,300.

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at inception (March 8, 2004)	—	—
Options granted	1,030,187	$3.75
Options exercised/surrendered	—
Options cancelled	(17,050)	$3.75
Options outstanding at Jan. 1, 2005	1,013,137	$3.75
Options exercisable at Jan. 1, 2005	—
Options granted	788,900	$13.38
Options exercised/surrendered	(68,872)	$3.75
Options cancelled	(37,483)	$3.75
Options outstanding at Dec. 31, 2005	1,695,682	$8.23
Options exercisable at Dec. 31, 2005	395,525	$3.75

	Outstanding			Exercisable

		Weighed			Weighed
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Price Range	Options	Price	(in Years)	Options	Price

$ 3.75	906,782	$3.75	3.37	395,525	$3.75
10.29-13.50	788,900	13.38	9.80	—	—

	1,695,682			395,525

      Certain of the Division’s employees participated in equity compensation plans sponsored by Georgia-Pacific. Georgia-Pacific’s plans authorize grants of stock options, restricted stock and performance awards with respect to Georgia-Pacific common stock. As of January 3, 2004, employees of the Division held options to purchase 84,293 shares of Georgia-Pacific common stock at exercise prices ranging from $25.84 to $64.71 per share. Employees of the Division also held 193,732 stock appreciation rights at exercise prices ranging from $15.22 to $29.47. In addition, employees of the Division held 260,990 shares of restricted stock and 176,872 performance award units. The shares of restricted stock vest in three annual installments, 25% each on June 5, 2004 and 2005, and 50% on June 5, 2006. During fiscal 2003, employees of the Division were granted 260,990 shares of restricted stock, and 176,782 stock appreciation rights. During the period from January 4, 2004 to May 7, 2004, the Division recorded approximately $4 million of stock-based compensation expense related to these plans. Of this amount, approximately $3 million related to accelerated vesting of certain awards upon change-of-control.
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
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

January 3,
2004

Net income:
As reported	$56,153
Pro forma	56,146
Stock-based compensation cost net of taxes, included in the determination of net income as reported	927
      The fair value method of accounting for stock-based compensation plans recognizes the value of options granted as compensation over the option’s vesting period. For purposes of calculating the pro forma effects of stock-based awards, compensation expense for awards with pro rata vesting is recognized on a straight-line basis.
      The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of options granted in fiscal 2003:

Fiscal 2003
Options

Risk free interest rate	4.1%
Expected dividend yield	3.3%
Expected life	10 years
Expected volatility	54%
Option forfeiture rate	0%
Weighted average fair value	$6.85
      Additional information related to Georgia-Pacific’s existing employee stock options for the year ended January 3, 2004 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at Dec. 28, 2002	826,152	$30.01
Options cancelled	(741,859)	$30.13

Options outstanding at Jan. 3, 2004	84,293	$28.99
Options exercisable at Jan. 3, 2004	84,045	$28.98
Option prices per share:
Cancelled	$24.44-$41.59

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Employee Benefits

Defined Benefit Pension Plans
      Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. The Company does not expect to make any contributions to the hourly pension plan in fiscal 2006. Contributions to multiemployer plans are generally based on negotiated labor contracts. The Company contributed $1.5 million, $0.9 million, $0.6 million and $1.5 million to union administered multiemployer pension plans for fiscal 2005, for the period from inception (March 8, 2004) to January 1, 2005, for the period from January 4, 2004 to May 7, 2004 and in fiscal 2003, respectively. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.
      An accrued pension liability of $6.5 million at December 31, 2005, was included in “Other long-term liabilities” on the accompanying balance sheet. Pursuant to the provisions of SFAS No. 87, Employers’ Accounting for Pensions, an additional liability of $1.5 million (net of taxes), which was recorded as of January 1, 2005, was reversed in fiscal 2005, because the estimated minimum pension liability was $0 at December 31, 2005. The Company used October 1, 2005 as the measurement date for the hourly pension plan.
      The following tables set forth the change in projected benefit obligation and the change in plan assets for the hourly pension plan:

		Period from
		Inception
	Fiscal Year Ended	(March 8, 2004)
	December 31,	to January 1,
	2005	2005

	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$68,962	$61,689
Service cost	2,600	1,511
Interest cost	3,879	2,591
Actuarial (gain) loss	(2,996)	4,196
Benefits paid	(2,397)	(1,025)
Acquisition of LSV	25	—

Projected benefit obligation at end of period	$70,073	$68,962

Change in plan assets:
Fair value of assets at beginning of period	$58,399	$57,743
Actual return on plan assets	6,693	1,681
Benefits paid	(2,397)	(1,025)

Fair value of assets at end of period	$62,695	$58,399

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The funded status and the amounts recognized on the accompanying balance sheets for the hourly pension plan are set forth in the following table:

	December 31,	January 1,
	2005	2005

	(In thousands)
Funded status	$(7,378)	$(10,563)
Unrecognized Prior Service Cost (LSV)	25	—
Unrecognized actuarial loss	829	5,682

Net amount recognized	$(6,524)	$(4,881)

Amounts recognized on the balance sheet consist of:
Accrued pension liability	(6,524)	(7,392)
Accumulated other comprehensive income	—	2,511

Net amount recognized	$(6,524)	$(4,881)

      The accumulated benefit obligation for the hourly pension plan was $67 million and $66 million at December 31, 2005 and January 1, 2005, respectively.
      Net periodic pension cost for our pension plans included the following:

		Period from
		Inception
	Fiscal Year Ended	(March 8, 2004)
	December 31,	to January 1,
	2005	2005

	(In thousands)	(In thousands)
Service cost	$2,600	$1,511
Interest cost on projected benefit obligation	3,879	2,591
Expected return on plan assets	(4,836)	(3,168)

Net periodic pension cost	$1,643	$934

      The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	December 31,	January 1,
	2005	2005

Projected benefit obligation:
Discount rate	5.90%	5.75%
Average rate of increase in future compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%
Net periodic pension cost
Discount rate	5.75%	6.50%
Average rate of increase in future compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s percentage of fair value of total assets by asset category as of our measurement date are as follows:

	October 1,	October 2,
Asset Category	2005	2004

Equity securities — domestic	62%	61%
Equity securities — international	16%	15%
Fixed income	22%	23%
Other	0%	1%

Total	100%	100%

Investment policy and strategy
      Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments will be to maximize the long-term real growth of fund assets, while the role of fixed income investments will be to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of fund equity investments. The Company will review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary. Target allocations for 2006 are 60% domestic and 15% international equity investments, and 25% fixed income investments.
      The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while debt securities are expected to return between 5% and 6%.
      The Company’s estimated future benefit payments reflecting expected future service are as follows:

Fiscal Year Ending

(In thousands)
December 30, 2006	$3,038
December 29, 2007	3,162
January 3, 2009	3,383
January 2, 2010	3,629
January 1, 2011	3,882
December 31, 2011-January 2, 2016	23,752

Defined Contribution Plans
      The Company’s employees also participate in several defined contribution plans. Contributions to the plans are based on employee contributions and compensation. Contributions to these plans totaled $12.2 million, $7.3 million, $3.3 million and $4.8 million for fiscal 2005, for the period from inception (March 8, 2004) to January 1, 2005, for the period from January 4, 2004 to May 7, 2004 and in fiscal 2003, respectively.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement and Consulting Agreement
      On October 20, 2005, the Company announced that Charles H. McElrea was retiring from his position as chief executive officer. In connection with Mr. McElrea’s retirement, the Company and Mr. McElrea entered into a retirement and consulting agreement pursuant to which the Company agreed to pay Mr. McElrea a consulting fee of $58,890 per month, payable in 24 monthly installments. The first such installment shall be due and payable on the date that is 6 months after his retirement date. The retirement and consulting agreement also contains confidentiality provisions, as well as a covenant not to compete during the term of the agreement. Mr. McElrea will continue to serve as a member of the Company’s Board of Directors. The Company recorded the entire consulting fee expense under Mr. McElrea’s agreement of $1.4 million in the fourth quarter of fiscal 2005.

7.	Inventory Reserve Accounts
      The following reflects the Company’s activity for inventory reserve accounts:

	Beginning				Ending
	Balance	Acquisitions	Expense	(Income)	Balance

	(In thousands)
Fiscal 2003
LIFO reserve	$36,280	$—	$—	$(4,301)	$31,979
Obsolescence/damaged inventory reserve	$2,825	$—	$—	$(699)	$2,126
Period from January 4, 2004 to May 7, 2004
LIFO reserve	$31,979	$—	$3,327	$—	$35,306
Obsolescence/damaged inventory reserve	$2,126	$—	$—	$(547)	$1,579
Period from Inception (March 8, 2004) to January 1, 2005
Obsolescence/damaged inventory reserve	$—	$1,579	$1,386	$—	$2,965
Lower of cost or market reserve	$—	$—	$1,041	$—	$1,041
Fiscal 2005
Obsolescence/damaged inventory reserve	$2,965	$204	$1,376	$(1,820)	$2,725
Lower of cost or market reserve	$1,041	$—	$134	$(1,175)	$—

8.	Revolving Credit Facility
      On May 7, 2004, the Company entered into a revolving credit facility. The revolving credit facility, as amended, has a revolving loan limit of $800 million and matures on May 7, 2011. Advances under the revolving credit facility are made as prime rate loans or LIBOR loans at the Company’s election. The revolving credit facility loans are secured by a first priority security interest in all inventory and receivables and all other personal property. The Company’s revolving loan limit of $800 million includes a term loan for $6 million used to refinance and consolidate certain loans made by the revolving loan lenders to the Company. Borrowing availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of December 31, 2005, the Company had outstanding borrowings of $376 million and availability of $219 million under the terms of the revolving credit facility. The Company classifies the lowest projected balance of the credit facility over the next twelve months of $376 million as long term debt. As of February 17, 2006, borrowing availability under the revolving credit facility was approximately $158 million.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Interest rates payable upon such advances are based upon the prime rate or LIBOR rate, depending on the type of loan the Company chooses, plus an applicable margin. In general, borrowings are at LIBOR rate plus 2.25% and/or prime plus 0.75%. However, the applicable interest rates for prime rate and Eurodollar loans are subject to adjustments based on the Company’s EBITDA amount as defined in the revolving credit facility. At December 31, 2005, the interest rate prevailing on the revolving credit facility was 7.16%. Under the revolving credit facility, as of December 31, 2005, the Company paid an unused line fee of 0.375% on the unused portion of the commitment. As part of an amendment to the revolving credit facility on January 26, 2005, the Company’s unused line fees were reduced to 0.25% on the unused portion of the commitment In fiscal 2005, and from the period from inception (March 8, 2004) to January 1, 2005, the Company incurred $0.6 million and $12.1 million of debt financing costs, respectively, related to the revolving credit facility which are being amortized over the term of the facility.
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
      The revolving credit facility limits distributions by BlueLinx Corporation, the operating company, to its parent, BlueLinx Holdings Inc., which, in turn, may limit the BlueLinx Holding Inc.’s ability to pay dividends to holders of common stock. The revolving credit facility currently permits BlueLinx Corporation to pay dividends to BlueLinx Holdings Inc. (i) in an amount equal to the sum of the Company’s federal, state and local income tax liability that is attributable to the operating company and its subsidiaries and (ii) for the Company’s general administrative expenses and/or operating expenses incurred by the Company on behalf of its operating company or its subsidiaries in an amount not to exceed $2.5 million in any fiscal year. In addition, the revolving credit facility permits the operating company to pay dividends to the Company in an aggregate amount not to exceed the sum of 50% of the operating company’s cumulative net income earned since May 7, 2004, plus 50% of the first $100 million of capital contributions made by the Company to the operating company after October 26, 2004, plus 100% of each capital contribution made by the Company to the operating company after such first $100 million of capital contributions, so long as:

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
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend, together with a compliance certificate and any supporting documentation the agent may request.
      At December 31, 2005, the Company had outstanding letters of credit totaling $7.6 million, primarily for the purposes of securing collateral requirements under the casualty insurance programs for the Company and for guaranteeing payment of international purchases based on fulfillment of certain conditions.

9.	Mortgage
      On October 27, 2004, certain of the Company’s wholly-owned subsidiaries, which own the 61 warehouse properties owned and occupied by BlueLinx Corporation, obtained from Column Financial, Inc., a wholly-owned subsidiary of Credit Suisse First Boston LLC, a mortgage loan in the amount of $165 million (the “Mortgage”). Each mortgage borrower is a special-purpose entity, i.e., it is a separate legal entity from its affiliates (including without limitation, the Company and BlueLinx Corporation) whose assets and credit are not available to satisfy the debts and other obligations of such affiliates or any other person or entity. The Mortgage has an initial maturity date of November 9, 2007 and has two one-year extension options, the exercise of which is conditioned on payment of a fee equal to 0.25% of the then outstanding loan balance and subject to loan-to-value determinations and the purchase of a new interest rate cap.
      The Mortgage was used to pay off the Company’s previously existing $100 million principal amount of mortgage debt plus $0.4 million of accrued and unpaid interest thereon and redeem 56,475 shares of the Company’s series A preferred stock at an aggregate redemption price of approximately $59.2 million (including accrued and unpaid dividends thereon). In addition, the Company paid closing costs of $4.6 million in connection with the Mortgage.
      The Mortgage bears interest at a floating rate, equal to LIBOR plus 225 basis points, determined monthly, subject to a floor interest rate of 4.25% (a 2% floor on LIBOR plus 2.25%). The Company has the option to convert to a Prime Rate Loan, in which interest would be Prime plus Prime Rate Spread. Prime Rate Spread would equal LIBOR minus Prime at the time of conversion, not to be less than 0.0%. Interest on the Mortgage loan is capped pursuant to a separate rate cap agreement at 8.25% (a 6% cap on LIBOR plus 2.25%). At December 31, 2005, the interest rate prevailing on the Mortgage was 6.62%.
      Prepayment of the loan is permitted in whole or in part (with a fee of 2% of the outstanding principal balance of the loan being prepaid if the prepayment occurs through, and including, May 9, 2006; 1% of the outstanding principal balance of the loan being prepaid if the prepayment occurs after May 9, 2006 through, and including, October 9, 2006; and zero if the prepayment occurs after October 9, 2006.) An exit fee of 0.50% of the outstanding principal balance is also payable if the loan is not refinanced with the existing lender.

10.	Related Party Transactions

Temporary Staffing Provider
      The Company uses Tandem Staffing Solutions, or Tandem, an affiliate of Cerberus, as the temporary staffing company for its office located in Atlanta, Georgia. The Company incurred total temporary staffing expenses of $1.9 million and $1.6 million for fiscal 2005 and for the period from inception (March 8, 2004) to January 1, 2005, respectively. As of December 31, 2005 and January 1, 2005, the Company had accounts payable in the amount of $48,733 and $136,000 to Tandem, respectively.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consulting
      For fiscal 2005, the Company incurred expenses in the amount of $480,800 for consulting services provided to the Company by consultants on retainer to Cerberus. As of December 31, 2005, the Company had accounts payable in the amount of $417,850 for these services.

Overhead Expense Reimbursement
      For fiscal 2005 and the period from inception (March 8, 2004) to January 1, 2005, the Company incurred expenses in the amount of $134,542 and $183,449, respectively, related to reimbursements to Cerberus for various overhead expenses directly related to the Company business. As of December 31, 2005 and January 1, 2005, the Company had accounts payable related to these expenses of $70,100 and $26,969, respectively.

Other SG&A
      The Company uses ATC Associates, Inc. (ATC) and SBI Group (SBI), Cerberus affiliates, for real estate surveys and information technology consulting. These expenses totaled $90,793 and $567,753 for fiscal 2005 and fiscal 2004, respectively.

Information Systems
      The Company purchased software licenses and a maintenance agreement from SSA Global, a Cerberus affiliate. These payments were directly related to the transfer of the Company’s existing financial reporting software from Georgia-Pacific. These payments totaled $338,128 and $1.4 million for fiscal 2005 and the period from inception (March 8, 2004) to January 1, 2005, respectively.

Rental Car
      For fiscal 2005, the Company incurred expenses for car rentals in the amount of $390,001. These services were provided by Vanguard Car Rental USA Inc., an affiliate of Cerberus. As of December 31, 2005, the Company had accounts payable in the amount of $41,445 related to these expenses.

Interest
      The Company made interest payments of $4.8 million to ABPMC, an affiliate of Cerberus, related to the Company’s $100 million old mortgage loan which was repaid in full in fiscal 2004.
      The Company made interest payments of $6.4 million related to the Company’s term loan. Cerberus and Aozora Bank Ltd., an affiliate of Cerberus, held 94% of the $100 million term loan. The term loan was repaid in full in fiscal 2004.

Preferred Dividends
      During fiscal 2004, the Company paid dividends of $5.2 million related to the Company’s series A preferred stock, 100% of which was owned by Cerberus. The Company redeemed all $95 million of its issued and outstanding series A preferred stock during fiscal 2004.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Operating Leases
      Total rental expense was approximately $6.5 million, $5.1 million, $2.4 million and $6.9 million for fiscal 2005, for the period from inception (March 8, 2004) to January 1, 2005, for the period from January 4, 2004 to May 7, 2004 and in fiscal 2003, respectively.
      At December 31, 2005, total commitments of the Company under long-term, noncancelable operating leases were as follows (in thousands):

2006	$6,661
2007	6,407
2008	6,089
2009	5,789
2010	5,516
Thereafter	46,046

Total	$76,508

      Certain of the Company’s operating leases have extension options.

Environmental and Legal Matters
      The Company is, and from time to time may be, involved in various legal proceedings incidental to its businesses and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.
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
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Collective Bargaining Agreements
      Approximately 33% of the Company’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 6.7% of the Company’s work force will expire within one year.

Preference Claim
      On November 19, 2004, the Company received a letter from Wickes Lumber, or Wickes, asserting that approximately $16 million in payments received by the Division during the 90-day period prior to Wickes’ January 20, 2004 Chapter 11 filing were preferential payments under section 547 of the United States Bankruptcy Code. On October 14, 2005, Wickes Inc. filed a lawsuit in the United States Bankruptcy Court for the Northern District of Illinois titled “Wickes Inc. v. Georgia Pacific Distribution Division (BlueLinx),” (Bankruptcy Adversary Proceeding No. 05-2322) asserting its claim. On November 14, 2005, the Company filed its answer to the complaint denying liability. Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes Wickes’ assertion to be without merit and, in any event, subject to one or more complete defenses, including, but not limited to, that the payments were made and received in the ordinary course of business and were a substantially contemporaneous exchange for new value given to Wickes. Accordingly, the Company has not recorded a reserve with respect to the asserted claim.

Hurricane Katrina
      Hurricane Katrina caused significant damage at the Company’s distribution center in New Orleans, Louisiana. The facility ceased operations prior to the arrival of the storm on August 29, 2005 and has not reopened. There was approximately $2.4 million in inventory located at the facility that has been declared a total loss by the Company’s insurer. Damage to the building and furniture, fixtures and equipment is expected to exceed $2.0 million. The cost recognized by the Company related to the damage is $250,000, which is the amount of its insurance deductible. The Company still has claims pending with insurance carriers.

12.	Subsequent Events
      On January 26, 2006, the Company reached an agreement with Wachovia Bank, National Association and the other signatories thereto to amend the terms of our existing revolving credit agreement. The Third Amendment to the Loan and Security Agreement dated January 26, 2006, reduces the applicable prime rate margin and Eurodollar rate margin used to calculate the Company’s interest rate under the revolving credit agreement, reduces unused line fees, provides more flexibility to the Company for permitted acquisitions under the revolving credit agreement and extends the final maturity date to May 7, 2011. The revolving credit agreement, as amended on January 26, 2006, is discussed in Note 8 above.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Unaudited Selected Quarterly Financial Data

	First Quarter			Second Quarter			Third Quarter		Fourth Quarter

			Pre-			Pre-
	BlueLinx		acquisition	BlueLinx	BlueLinx	acquisition	BlueLinx		BlueLinx
	(Consolidated)	BlueLinx	Period	(Consolidated)	(Consolidated)	Period	(Consolidated)		(Consolidated)

		Period from
		Inception	Three				Three	Three	Three	Three
		(March 8,	Months		Period from	Month	Months	Months	Months	Months
	Three Months	2004) to	Ended	Three Months	May 8, 2004	Ended	Ended	Ended	Ended	Ended
	Ended April 2,	April 3,	April 3,	Ended July 2,	to July 3,	May 7,	October 1,	October 2,	December 31,	January 1,
	2005(a)	2004	2004	2005(b)	2004(e)	2004	2005(c)	2004(f)	2005(d)	2005(g)

	(In thousands, except per share amounts)
Net sales	$1,351,619	$—	$1,279,882	$1,486,976	$955,612	$605,452	$1,454,217	$1,509,581	$1,329,259	$1,207,627
Gross profit	119,328	—	154,098	115,681	89,528	73,113	137,037	142,278	140,393	101,424
Net income(loss)	$8,418	$(356)	$34,319	$7,751	$11,552	$16,119	$13,896	$20,515	$14,538	$(5,806)
Net income (loss) applicable to common stockholders	$8,418			$7,751	$9,712		$13,896	$18,028	$14,538	$(7,061)
Basic net income (loss) per share applicable to common stock	$0.28			$0.26	$0.56		$0.46	$1.00	$0.48	$(0.34)
Diluted net income (loss) per share applicable to common stock	$0.28			$0.25	$0.52		$0.46	$0.93	$0.48	$(0.34)

(a)	During the three months ended April 2, 2005, basic and diluted weighted average shares were 30,154,890 and 30,457,896, respectively.

(b)	During the three months ended July 2, 2005, basic and diluted weighted average shares were 30,185,556 and 30,475,752, respectively.

(c)	During the three months ended October 1, 2005, basic and diluted weighted average shares were 30,198,643 and 30,493,289, respectively.

(d)	During the three months ended December 31, 2005, basic and diluted weighted average shares were 30,239,604 and 30,550,977, respectively. Stock options to purchase 778,900 shares were excluded from the Company’s diluted earnings per share calculation because they were anti-dilutive.

(e)	During the two months ended July 3, 2004, basic and diluted weighted average shares were 18,100,000, and 19,287,500, respectively.

(f)	During the three months ended October 2, 2004, basic and diluted weighted average shares were 18,100,000 and 19,405,870, respectively.

(g)	During the three months ended January 1, 2005, basic and diluted weighted average shares were 20,506,667. Stock options were excluded from the calculation of diluted earnings per share for the three months ended January 1, 2005 because they were anti-dilutive.

14.	Supplemental Condensed Consolidating/ Combined Financial Statements
      The condensed consolidating financial information as of December 31, 2005, January 1, 2005 and for fiscal 2005, and the period from inception (March 8, 2004) to January 1, 2005 is provided due to restrictions in the Company’s revolving credit facility that limit distributions by BlueLinx Corporation, the operating company and a wholly-owned subsidiary of the Company, to the Company, which, in turn, may limit the Company’s ability to pay dividends to holders of its common stock (see Note 8, Revolving Credit Facility, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated/combining financial statements are sixty-one single member

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
limited liability companies, which are wholly owned by the Company (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either the Company or BlueLinx Corporation. The supplemental condensed combining financial statements for the period from January 4, 2004 to May 7, 2004 and fiscal 2003 also present the financial position, results of operations and cash flows for the pre-acquisition period as if the current structure of the Company had been outstanding for the period presented.
      The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended December 31, 2005 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$5,622,071	$19,600	$(19,600)	$5,622,071
Cost of sales	—	5,109,632	—	—	5,109,632

Gross profit	—	512,439	19,600	(19,600)	512,439

Operating expenses:
Selling, general and administrative	1,779	395,368	461	(19,600)	378,008
Depreciation and amortization	—	14,486	4,284	—	18,770

Total operating expenses	1,779	409,854	4,745	(19,600)	396,778

Operating income (loss)	(1,779)	102,585	14,855	—	115,661
Non-operating expenses:
Interest expense	—	31,624	10,687	—	42,311
Other expense (income), net	—	296	(110)	—	186

Income before provision for income taxes	(1,779)	70,665	4,278	—	73,164
Provision (benefit) for income taxes	(683)	27,601	1,643	—	28,561

Equity in income (loss) of subsidiaries	45,699	—	—	(45,699)	—

Net income (loss)	$44,603	$43,064	$2,635	$(45,699)	$44,603

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from inception (March 8, 2004) to January 1, 2005 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$3,672,820	$10,662	$(10,662)	$3,672,820
Cost of sales	—	3,339,590	—	—	3,339,590

Gross profit	—	333,230	10,662	(10,662)	333,230
Operating expenses:
Selling, general and administrative	432	258,380	141	(10,662)	248,291
Depreciation and amortization	—	7,320	2,812	—	10,132

Total operating expenses	432	265,700	2,953	(10,662)	258,423

Operating income (loss)	(432)	67,530	7,709	—	74,807
Non-operating expenses (income):
Interest expense	—	22,183	6,582	—	28,765
Write-off of debt issue costs	—	2,871	—	—	2,871
Other (income), net	—	(516)	—	—	(516)

Income (loss) before provision (benefit) for income taxes	(432)	42,992	1,127	—	43,687
Provision (benefit) for income taxes	(168)	17,510	439	—	17,781

Equity in income of subsidiaries	26,170	—	—	(26,170)	—

Net income	25,906	$25,482	$688	$(26,170)	25,906

Less: Preferred stock dividends	5,226				5,226

Net income attributable to common shareholders	$20,680				$20,680

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pre-acquisition condensed combining statement of operations for the Distribution Division for the period from January 4, 2004 to May 7, 2004 follows (in thousands):

	Distribution
	Division
	Excluding
	Warehouse	Warehouse
	Properties	Properties	Combined

Net sales	$1,885,334	$—	$1,885,334
Cost of sales	1,658,123	—	1,658,123

Gross profit	227,211	—	227,211
Operating expenses:
Selling, general and administrative	139,203	—	139,203
Depreciation and amortization	3,786	2,389	6,175

Total operating expenses	142,989	2,389	145,378

Operating income (loss)	84,222	(2,389)	81,833
Non-operating expenses:
Other expense, net	614	—	614

Income before provision (benefit) for income taxes	83,608	(2,389)	81,219
Provision (benefit) for income taxes	31,687	(905)	30,782

Net income (loss)	$51,921	$(1,484)	$50,437

      The condensed combining statement of operations for the Distribution Division for fiscal 2003 follows (in thousands):

	Distribution
	Division
	Excluding
	Warehouse	Warehouse
	Properties	Properties	Combined

Net sales	$4,271,842	$—	$4,271,842
Cost of sales	3,814,375	—	3,814,375

Gross profit	457,467	—	457,467
Operating expenses:
Selling, general and administrative	346,585	—	346,585
Depreciation and amortization	12,497	6,979	19,476

Total operating expenses	359,082	6,979	366,061

Operating income (loss)	98,385	(6,979)	91,406
Non-operating expenses:
Other expense, net	376	—	376

Income before provision (benefit) for income taxes	98,009	(6,979)	91,030
Provision (benefit) for income taxes	37,551	(2,674)	34,877

Net income (loss)	$60,458	$(4,305)	$56,153

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 31, 2005 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash	$13	$24,307	$—	$—	$24,320
Receivables	—	399,093	—	—	399,093
Inventories	—	473,068	—	—	473,068
Deferred income taxes	—	7,069	—	(391)	6,678
Other current assets	1,003	43,906	—	—	44,909
Intercompany receivable	683	1,578	—	(2,261)	—

Total current assets	1,699	949,021	—	(2,652)	948,068

Property, plant and equipment:
Land and land improvements	—	2,360	54,161	—	56,521
Buildings	—	4,034	89,347	—	93,381
Machinery and equipment	—	54,200	—	—	54,200
Construction in progress	—	2,350	—	—	2,350

Property, plant and equipment, at cost	—	62,944	143,508	—	206,452
Accumulated depreciation	—	(15,405)	(6,998)	—	(22,403)

Property, plant and equipment, net	—	47,539	136,510	—	184,049
Investment in subsidiaries	184,177	—	—	(184,177)	—
Deferred income taxes	—	1,311	—	(1,311)	—
Other non-current assets	—	21,532	3,991	—	25,523

Total assets	$185,876	$1,019,403	$140,501	$(188,140)	$1,157,640

Liabilities:
Current liabilities:
Accounts payable	$55	$326,949	$—	$—	$327,004
Bank overdrafts	—	62,392	—	—	62,392
Accrued compensation	—	13,494	—	—	13,494
Current maturities of long-term debt	—	—	—	—	—
Deferred income taxes	391	—	—	(391)	—
Other current liabilities	—	12,835	2,360	—	15,195
Intercompany payable	1,578	—	683	(2,261)	—

Total current liabilities	2,024	415,670	3,043	(2,652)	418,085

Non-current liabilities:
Long-term debt	—	375,850	165,000	—	540,850
Deferred income taxes	—	—	3,222	(1,311)	1,911
Other long-term liabilities	—	12,117	825	—	12,942

Total liabilities	2,024	803,637	172,090	(3,963)	973,788

Shareholders’ Equity/ Parent’s Investment	183,852	215,766	(31,589)	(184,177)	183,852

Total liabilities and equity	$185,876	$1,019,403	$140,501	$(188,140)	$1,157,640

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 1, 2005 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash	$3	$15,569	$—	$—	$15,572
Receivables	—	363,688	—	—	363,688
Inventories	—	500,231	—	—	500,231
Deferred income taxes	—	6,122	—	—	6,122
Other current assets	1,258	32,945	—	—	34,203
Intercompany receivable	167	4,012	2,251	(6,430)	—

Total current assets	1,428	922,567	2,251	(6,430)	919,816

Property, plant and equipment:
Land and land improvements	—	1,412	54,161	—	55,573
Buildings	—	3,091	90,042	—	93,133
Machinery and equipment	—	41,063	—	—	41,063
Construction in progress	—	5,089	—	—	5,089

Property, plant and equipment, at cost	—	50,655	144,203	—	194,858
Accumulated depreciation	—	(5,068)	(2,812)	—	(7,880)

Property, plant and equipment, net	—	45,587	141,391	—	186,978
Investment in subsidiaries	145,146	—	—	(145,146)	—
Deferred income taxes	—	3,456	—	(3,456)	—
Other assets	—	25,715	4,553	—	30,268

Total assets	$146,574	$997,325	$148,195	$(155,032)	$1,137,062

Liabilities:
Current liabilities:
Accounts payable	$1,070	$269,201	$—	$—	$270,271
Bank overdrafts	—	32,033	—	—	32,033
Accrued compensation	—	18,292	—	—	18,292
Current maturities of long-term debt	—	94,103	—	—	94,103
Other current liabilities	—	11,897	1,245	—	13,142
Intercompany payables	4,012	2,251	167	(6,430)	—

Total current liabilities	5,082	427,777	1,412	(6,430)	427,841

Non-current liabilities:
Long-term debt	—	393,000	165,000	—	558,000
Deferred income taxes	—	—	4,196	(3,456)	740
Other long-term liabilities	—	8,989	—	—	8,989

Total liabilities	5,082	829,766	170,608	(9,886)	995,570

Shareholders’ Equity/ Parent’s Investment	141,492	167,559	(22,413)	(145,146)	141,492

Total liabilities and equity	$146,574	$997,325	$148,195	$(155,032)	$1,137,062

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 31, 2005 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$44,603	$43,064	$2,635	$(45,699)	$44,603
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	14,486	4,284	—	18,770
Amortization of debt issue costs	—	2,718	911	—	3,629
Deferred income tax provision (benefit)	391	103	(862)	—	(368)
Stock compensation	—	2,170	—	—	2,170
Equity in earnings of subsidiaries	(45,699)	—	—	45,699	—
Changes in assets and liabilities:
Receivables	—	(30,609)	—	—	(30,609)
Inventories	—	36,889	—	—	36,889
Accounts payable	(1,015)	57,620	—	—	56,605
Changes in other working capital	99	(14,004)	1,003	—	(12,902)
Intercompany receivable	(516)	2,434	2,251	(4,169)	—
Intercompany payable	(2,434)	(2,251)	516	4,169	—
Other	—	4,928	1,073	—	6,001

Net cash provided by (used in) operating activities	(4,571)	117,548	11,811	—	124,788

Cash flows from investing activities:
Investment in subsidiaries	10,658	—	—	(10,658)	—
Acquisitions, net of cash acquired	—	(16,908)	—	—	(16,908)
Property, plant and equipment investments	—	(12,744)	—	—	(12,744)
Proceeds from sale of assets	—	1,153	—	—	1,153

Net cash provided by (used in) investing activities	10,658	(28,499)	—	(10,658)	(28,499)

Cash flows from financing activities:
Net transactions with Parent	—	1,153	(11,811)	10,658	—
Issuance of common stock, net	8,548	—	—	—	8,548
Proceeds from stock options exercised	478	—	—	—	478
Net decrease in revolving credit facility	—	(111,253)	—	—	(111,253)
Debt financing costs	—	(570)	—	—	(570)
Increase in bank overdrafts	—	30,359	—	—	30,359
Common dividends paid	(15,103)	—	—	—	(15,103)

Net cash provided by (used in) financing activities	(6,077)	(80,311)	(11,811)	10,658	(87,541)

Increase (decrease) in cash	10	8,738	—	—	8,748
Balance, beginning of period	3	15,569	—	—	15,572

Balance, end of period	$13	$24,307	$—	$—	$24,320

Supplemental cash flow information:
Income taxes paid during the period	$—	$32,677	$390	$—	$33,067

Interest paid during the period	$—	$29,376	$9,126	$—	$38,502

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from inception (March 8, 2004) to January 1, 2005 follows (in thousands):

	BlueLinx	BlueLinx
	Holdings Inc.	Corporation	LLCs	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$25,906	$25,482	$688	$(26,170)	$25,906
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	7,320	2,812	—	10,132
Amortization of debt issue costs	—	2,095	228	—	2,323
Write-off of debt issue costs for term loan	—	2,871	—	—	2,871
Deferred income tax provision (benefit)	—	(3,887)	(582)	—	(4,469)
Stock compensation	—	1,088	—	—	1,088
Equity in earnings of subsidiaries	(26,170)	—	—	26,170	—
Changes in assets and liabilities:
Receivables	—	221,529	—	—	221,529
Inventories	—	(13,080)	—	—	(13,080)
Accounts payable	1,070	(98,764)	—	—	(97,694)
Changes in other working capital	(1,258)	(13,143)	1,245	—	(13,156)
Intercompany receivables	(167)	(4,012)	(2,251)	6,430	—
Intercompany payables	4,012	2,251	167	(6,430)	—
Other	—	1,679	117	—	1,796

Net cash provided by operating activities	3,393	131,429	2,424	—	137,246

Cash flows from investing activities:
Acquisition of operating assets of Georgia-Pacific	—	(683,905)	(139,425)	—	(823,330)
Investment in subsidiaries	(118,677)	—	—	118,677	—
Property, plant and equipment investments	—	(9,759)	—	—	(9,759)
Proceeds from sale of assets	—	97	—	—	97

Net cash used in investing activities	(118,677)	(693,567)	(139,425)	118,677	(832,992)

Cash flows from financing activities:
Net transactions with Georgia-Pacific	—	141,778	(23,101)	(118,677)	—
Issuance of preferred stock	95,000	—	—	—	95,000
Redemption of preferred stock	(95,000)	—	—	—	(95,000)
Preferred stock dividends paid	(5,226)	—	—	—	(5,226)
Issuance of common stock, net	120,513	—	—	—	120,513
Net increase in revolving credit facility	—	487,103	—	—	487,103
Proceeds from issuance of other long-term debt	100,000	100,000	165,000	—	365,000
Retirement of other long-term debt	(100,000)	(100,000)	—	—	(200,000)
Fees paid to issue debt	—	(16,338)	(4,898)	—	(21,236)
Decrease in bank overdrafts	—	(34,836)	—	—	(34,836)

Net cash provided by financing activities	115,287	577,707	137,001	(118,677)	711,318

Increase in cash	3	15,569	—	—	15,572
Balance, beginning of period	—	—	—	—	—

Balance, end of period	$3	$15,569	$—	$—	$15,572

Supplemental Cash Flow Information:
Income taxes paid for the period	$—	$22,585	$861	$—	$23,446

Interest paid during the period	$—	$19,660	$5,691	$—	$25,351

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The condensed combining statement of cash flows for the Distribution Division for the period from January 4, 2004 to May 7, 2004 (pre-acquisition period) follows (in thousands):

	Distribution
	Division
	Excluding
	Warehouse	Warehouse
	Properties	Properties	Combined

Cash flows from operating activities:
Net income (loss)	$51,921	$(1,484)	$50,437
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	3,786	2,389	6,175
Deferred income tax provision	9,183	—	9,183
Changes in assets and liabilities:
Receivables	(292,350)	—	(292,350)
Inventories	(145,689)	—	(145,689)
Accounts payable	257,772	—	257,772
Changes in other working capital	2,464	—	2,464
Other	(1,974)	—	(1,974)

Net cash provided by (used in) operating activities	(114,887)	905	(113,982)

Cash flows from investing activities:
Property, plant and equipment investments	(1,378)	—	(1,378)
Proceeds from sale of assets	252	—	252

Net cash used in investing activities	(1,126)	—	(1,126)

Cash flows from financing activities:
Net transactions with Georgia-Pacific	89,257	(905)	88,352
Increase in bank overdrafts	26,250	—	26,250

Net cash provided by (used in) financing activities	115,507	(905)	114,602

Decrease in cash	(506)	—	(506)
Balance, beginning of period	506	—	506

Balance, end of period	$—	$—	$—

Supplemental Cash Flow Information:
Income taxes paid for the period	$21,941	$—	$21,941

Interest paid during the period	$—	$—	$—

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The condensed combining statement of cash flows for the Distribution Division for fiscal 2003 (pre-acquisition period) follows (in thousands):

	Distribution
	Division
	Excluding
	Warehouse	LLC
	Properties	Subsidiaries	Combined

Cash flows from operating activities:
Net income (loss)	$60,458	$(4,305)	$56,153
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	12,497	6,979	19,476
Deferred income tax provision (benefit)	5,019	(421)	4,598
Changes in assets and liabilities:
Receivables	(53,654)	—	(53,654)
Inventories	3,391	—	3,391
Accounts payable	17,683	—	17,683
Changes in other working capital	11,078	—	11,078
Other	850	—	850

Net cash provided by operating activities	57,322	2,253	59,575

Cash flows from investing activities:
Property, plant and equipment investments	(5,404)	—	(5,404)
Proceeds from sale of assets	1,342	—	1,342

Net cash used in investing activities	(4,062)	—	(4,062)

Cash flows from financing activities:
Net transactions with Georgia-Pacific	(60,475)	(2,253)	(62,728)
Increase in bank overdrafts	7,566	—	7,566

Net cash used in financing activities	(52,909)	(2,253)	(55,162)

Increase in cash	351	—	351
Balance, beginning of period	155	—	155

Balance, end of period	$506	$—	$506

Supplemental Cash Flow Information:
Income taxes paid for the period	$30,279	$—	$30,279

Interest paid during the period	$—	$—	$—

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The condensed consolidating statement of shareholders’ equity for BlueLinx Holdings Inc. for the period from inception (March 8, 2004) to January 1, 2005 and fiscal 2005 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

Balance, at inception (March 8, 2004)	$—	$—	$—	$—	$—
Net income	25,906	25,482	688	(26,170)	25,906
Foreign currency translation adjustment, net of tax	747	747	—	(747)	747
Amount related to minimum pension liability, net of tax	(1,536)	(1,536)	—	1,536	(1,536)
Issuance of common stock to investors	5,000	—	—	—	5,000
Issuance of common stock-initial public offering, net	115,513	—	—	—	115,513
Compensation related to stock-option grants	1,088	—	—	—	1,088
Preferred dividends	(5,226)	—	—	—	(5,226)
Net transactions with the parent	—	142,866	(23,101)	(119,765)	—

Balance, January 1, 2005	$141,492	$167,559	$(22,413)	$(145,146)	$141,492
Net income	44,603	43,064	2,635	(45,699)	44,603
Foreign currency translation adjustment	276	276	—	(276)	276
Amount related to minimum pension liability	1,536	1,536	—	(1,536)	1,536
Issuance of common stock-initial public offering, net	8,548	—	—	—	8,548
Proceeds from stock options exercised	330	—	—	—	330
Compensation related to stock-option grants	2,170	—	—	—	2,170
Common stock dividends	(15,103)	—	—	—	(15,103)
Net transactions with the parent	—	3,038	(11,811)	8,773	—

Balance, December 31, 2005	$183,852	$215,473	$(31,589)	$(183,884)	$183,852

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The condensed combining statements of parent’s investment of the Distribution Division for the period from January 4, 2004 to May 7, 2004 and fiscal 2003 follows (in thousands):

	Distribution
	Division
	Excluding
	Warehouse	Warehouse
	Properties	Properties	Combined

Balance, December 28, 2002	$470,534	$173,637	$644,171
Net income (loss)	60,458	(4,305)	56,153
Foreign currency translation adjustments	1,062	—	1,062
Net transactions with Georgia-Pacific	(62,060)	(2,253)	(64,313)

Balance January 3, 2004	469,994	167,079	637,073
Net income (loss)	51,921	(1,484)	50,437
Foreign currency translation adjustments	(612)	—	(612)
Net transactions with Georgia-Pacific	89,589	(905)	88,684

Balance, May 7, 2004	$610,892	$164,690	$775,582

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives.
      Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Management’s Report on Internal Control over Financial Reporting
      Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set out in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
      No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      The certifications of the Company’s chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the NYSE Listed Company Manual, the Company’s chief executive officer filed a certification with the NYSE on January 9, 2006 reporting that he was not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.

ITEM 9B.	OTHER INFORMATION.
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      The information required by this Item is set forth in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 12, 2006, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.
      The information required by this Item is set forth in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 12, 2006, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      The information required by this Item is set forth in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 12, 2006, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by this Item is set forth in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 12, 2006, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      The information required by this Item is set forth in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 12, 2006, and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements, Schedules and Exhibits
      1. Financial Statements. The Financial Statements of BlueLinx Holdings Inc. and the Reports of Independent Registered Public Accounting Firm are presented under Item 8 of this Form 10-K.
      2. Financial Statement Schedules. Not applicable.
      3. Exhibits.

Exhibit
Number	Item

3.1	Amended and Restated Certificate of Incorporation of BlueLinx	(A)

3.2	Amended and Restated By-Laws of BlueLinx	(A)

3.6	Certificate of Amendment of Certificate of Designation	(A)

4.1	Registration Rights Agreement, dated as of May 7, 2004, by and among BlueLinx and the initial holders specified on the signature pages thereto	(C)

4.2	Letter Agreement, dated as of August 30, 2004, by and among BlueLinx, Cerberus ABP Investor LLC, Charles H. McElrea, George R. Judd, David J. Morris, James C. Herbig, Wayne E. Wiggleton and Steven C. Hardin	(C)

4.3	Investment Letter, dated March 10, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock	(B)

4.4	Investment Letter, dated May 7, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock	(B)

4.5	Investment Letter, dated May 7, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Preferred Stock	(B)

4.6	Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and Charles H. McElrea	(B)

4.7	Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and David J. Morris	(B)

Exhibit
Number		Item

4.8		Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and George R. Judd	(B)

4.9		Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and Steven Hardin	(B)

10.1		Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation	(C)

10.2		First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation	(C)

10	.3†	Master Purchase, Supply and Distribution Agreement, dated May 7, 2004 by and between BlueLinx Corporation and Georgia-Pacific	(A)

10.4		Loan and Security Agreement, dated as of May 7, 2004, by and among BlueLinx Corporation, the financial institutions from time to time part thereto as lenders, Congress in its capacity as administrative and collateral agent, and Congress and Goldman Sachs Credit Partners L.P., as co-lead arrangers and co-syndication agents	(C)

10.5		Severance Agreement between BlueLinx Corporation and Charles H. McElrea, dated May 7, 2004	(C)

10.6		Severance Agreement between BlueLinx Corporation and David J. Morris, dated May 7, 2004	(C)

10.7		Severance Agreement between BlueLinx Corporation and George R. Judd, dated May 7, 2004	(C)

10.8		Severance Agreement between BlueLinx Corporation and Steven C. Hardin, dated May 7, 2004	(C)

10.9		Severance Agreement between BlueLinx Corporation and Barbara V. Tinsley, dated May 7, 2004	(C)

10.10		BlueLinx Holdings Inc. 2004 Long Term Equity Incentive Plan	(C)

10.11		Form of Indemnification Agreement	(A)

10.12		Form of Mortgage and Security Agreement	(A)

10.13		Guaranty Agreement dated as of October 26, 2004, by BlueLinx for the benefit of Column Financial, Inc.	(A)

10.14		Amended and Restated Master Lease Agreement dated as of October 26, 2004, by and between ABPAL (Midfield) LLC and the other parties identified as landlords therein and BlueLinx Corporation as tenant	(A)

10.15		Loan Agreement dated as of October 26, 2004 between the entities set forth therein collectively as borrower and Column Financial, Inc. as lender	(A)

10.16		Promissory Note dated October 26, 2004 made by the Subsidiaries of BlueLinx listed as Borrower therein in favor of Column Financial, Inc. in the principal amount of $165,000,000.00	(A)

10.17		Environmental Indemnity Agreement dated as of October 26, 2004 by BlueLinx and its Subsidiaries listed as Borrower therein in favor of Column Financial, Inc.	(A)

Exhibit
Number	Item

10.18	First Amendment to Loan and Security Agreement and Consent, dated as of October 26, 2004, by and among BlueLinx Corporation, the financial institutions signatory thereto as lenders, Congress as administrative and collateral agent for the lenders and for the Bank Product Providers (as defined therein) and Congress and Goldman Sachs Credit Partners, L.P., as co-lead arrangers for the credit facility and as co-syndication agents for the credit facility, Bank of America, N.A., Wells Fargo Foothill, LLC and JPMorgan Chase Bank as documentation agents and BlueLinx Corporation	(A)

10.19	Second Amendment to Loan and Security Agreement and Consent, dated as of July 14, 2005, by and among BlueLinx Corporation, the financial institutions signatory thereto as lenders, Congress as administrative and collateral agent for the lenders and for the Bank Product Providers (as defined therein) and Congress and Goldman Sachs Credit Partners, L.P., as co-lead arrangers for the credit facility and as co-syndication agents for the credit facility, Bank of America, N.A., Wells Fargo Foothill, LLC and JPMorgan Chase Bank as documentation agents and BlueLinx Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 18, 2005)

10.20	Third Amendment to Loan and Security Agreement and Consent, dated as of January 26, 2006, by and among BlueLinx Corporation, the financial institutions signatory thereto as lenders, Wachovia Bank, National Association (“Wachovia”), as administrative and collateral agent for the lenders and for the Bank Product Providers (as defined therein) and Wachovia and Goldman Sachs Credit Partners, L.P., as co-lead arrangers for the credit facility and as co-syndication agents for the credit facility, Bank of America, N.A., Wells Fargo Foothill, LLC and JPMorgan Chase Bank, N.A., as documentation agents (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 30, 2006)

10.21	Employment Agreement between BlueLinx Corporation and Stephen E. Macadam, dated October 20, 2005 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 24, 2005)

10.22	Retirement and Consulting Agreement between BlueLinx Corporation and Charles H. McElrea, dated October 20, 2005 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 24, 2005)

10.23	BlueLinx Holdings Inc. Short-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 7, 2006)

14.1	Code of Ethics for BlueLinx (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the year ended January 1, 2005, filed with the Securities and Exchange Commission on March 22, 2005)

21.1	List of subsidiaries of the Company	(A)

23.1	Consent of Independent Registered Public Accounting Firm	*

31.1	Certification of Stephen E. Macadam, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of David J. Morris, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Stephen E. Macadam, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of David J. Morris, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

†	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

(A)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on November 26, 2004.

(B)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 8, 2004.

(C)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on November 26, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUELINX HOLDINGS INC.
(Registrant)

By:	/s/ Stephen E. Macadam

Stephen E. Macadam
Chief Executive Officer
Date: February 24, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Name	Capacity	Date

/s/ Stephen E. Macadam Stephen E. Macadam	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2006

/s/ David J. Morris David J. Morris	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2006

/s/ Jeffrey J. Fenton Jeffrey J. Fenton	Chairman	February 24, 2006

/s/ Charles H. McElrea Charles H. McElrea	Director	February 24, 2006

/s/ Richard S. Grant Richard S. Grant	Director	February 24, 2006

/s/ Steven F. Mayer Steven F. Mayer	Director	February 24, 2006

/s/ Richard B. Marchese Richard B. Marchese	Director	February 24, 2006

/s/ Alan H. Schumacher Alan H. Schumacher	Director	February 24, 2006

/s/ Mark A. Suwyn Mark A. Suwyn	Director	February 24, 2006

/s/ Lenard B. Tessler Lenard B. Tessler	Director	February 24, 2006

/s/ Robert G. Warden Robert G. Warden	Director	February 24, 2006