Form 10-Q
period 2006-04-01
BlueLinx Holdings Inc.
filed 2006-05-04
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2006 there were 30,649,044 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended April 1, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Period from	Period from
	January 1, 2006	January 2, 2005
	to	to
	April 1, 2006	April 2, 2005
Net sales	$1,376,606	$1,351,619
Cost of sales	1,246,654	1,232,291

Gross profit	129,952	119,328

Operating expenses:
Selling, general, and administrative	97,267	91,435
Depreciation and amortization	5,043	4,243

Total operating expenses	102,310	95,678

Operating income	27,642	23,650
Non-operating expenses:
Interest expense	11,197	9,334
Other expense, net	81	129

Income before provision for income taxes	16,364	14,187
Provision for income taxes	6,569	5,769

Net income	$9,795	$8,418

Basic weighted average number of common shares outstanding	30,417	30,155

Basic net income per share applicable to common stock	$0.32	$0.28

Diluted weighted average number of common shares outstanding	30,713	30,458

Diluted net income per share applicable to common stock	$0.32	$0.28

Dividends declared per share of common stock	$0.125	$0.125

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 1, 2006	December 31, 2005
	(unaudited)
Assets:
Current assets:
Cash	$27,434	$24,320
Receivables, net	480,466	399,093
Inventories, net	501,152	473,068
Deferred income taxes	6,491	6,678
Other current assets	40,998	44,909

Total current assets	1,056,541	948,068

Property, plant, and equipment:
Land and land improvements	56,461	56,521
Buildings	93,472	93,381
Machinery and equipment	56,160	54,200
Construction in progress	834	2,350

Property, plant, and equipment, at cost	206,927	206,452
Accumulated depreciation	(26,472)	(22,403)

Property, plant, and equipment, net	180,455	184,049
Other non-current assets	24,368	25,523

Total assets	$1,261,364	$1,157,640

Liabilities:
Current liabilities:
Accounts payable	$352,902	$327,004
Bank overdrafts	49,570	62,392
Accrued compensation	10,655	13,494
Current maturities of long-term debt	75,769	—
Other current liabilities	14,165	15,195

Total current liabilities	503,061	418,085

Non-current liabilities:
Long-term debt	550,000	540,850
Deferred income taxes	971	1,911
Other long-term liabilities	14,637	12,942

Total liabilities	1,068,669	973,788

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 30,649,044 and 30,251,019 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	306	303
Additional paid-in-capital	135,249	132,346
Accumulated other comprehensive income	996	1,023
Retained earnings	56,144	50,180

Total shareholders’ equity	192,695	183,852

Total liabilities and shareholders’ equity	$1,261,364	$1,157,640

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Period	Period from
	from January 1,	January 2, 2005
	2006 to	to
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net income	$9,795	$8,418
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	5,043	4,243
Amortization of debt issue costs	765	1,005
Deferred income tax benefit	(753)	(1,102)
Stock compensation	562	832
Changes in assets and liabilities:
Receivables	(81,373)	(135,735)
Inventories	(28,084)	(17,682)
Accounts payable	25,898	68,087
Changes in other working capital	42	(9,465)
Other	1,704	(54)

Net cash used in operating activities	(66,401)	(81,453)

Cash flows from investing activities:
Property, plant and equipment investments	(658)	(2,048)
Proceeds from sale of assets	135	140

Net cash used in investing activities	(523)	(1,908)

Cash flows from financing activities:
Issuance of common stock, net	—	8,600
Proceeds from stock options exercised	2,341	—
Net increase in revolving credit facility	84,919	75,144
Debt financing costs	(569)	—
Increase (decrease) in bank overdrafts	(12,822)	6,524
Common stock dividends paid	(3,831)	(3,773)

Net cash provided by financing activities	70,038	86,495

Increase in cash	3,114	3,134
Balance, beginning of period	24,320	15,572

Balance, end of period	$27,434	$18,706

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Background
     Basis of Presentation
     BlueLinx Holdings Inc. has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”). Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2005 contained 52 weeks. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating subsidiary” when necessary.
     We believe the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material. In addition, the operating results for interim periods may not be indicative of the results of operations for a full year. We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors, with the second and third quarters typically accounting for the highest sales volumes. These seasonal factors are common in the building products distribution industry.
     We were created on March 8, 2004 as a Georgia corporation named ABP Distribution Holdings Inc. On May 7, 2004, we and our operating subsidiary acquired the assets of the Building Products Distribution Division (the “Distribution Division”) of Georgia-Pacific Corporation (“Georgia-Pacific”), pursuant to an asset purchase agreement. On August 30, 2004, ABP Distribution Holdings Inc. merged into BlueLinx Holdings Inc., a Delaware corporation.
2. Summary of Significant Accounting Policies
     Earnings per Common Share
     Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options using the treasury stock method.
     Common Stock Dividends
     On February 14, 2006, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend was paid on March 31, 2006 to shareholders of record as of March 15, 2006. Our controlling shareholder, Cerberus ABP Investor LLC (“Cerberus”), received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of our common stock as of the record date.
     During the first quarter of fiscal 2005, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend was paid on March 31, 2005 to shareholders of record as of March 20, 2005. Cerberus received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of our common stock as of the record date.
     Stock-Based Compensation

     The 2004 long term equity incentive plan is designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals and covers employees, directors and consultants. The plan provides for the grant of nonqualified stock options, incentive stock options for shares of our common stock and restricted shares of our common stock to participants of the plan selected by our Board of Directors or a committee of the Board (the “Administrator”). 2,222,222 shares of common stock have been reserved under the plan. The terms and conditions of awards are determined by the Administrator for each grant.
     Unless otherwise determined by the Administrator or as set forth in an award agreement, upon a “Liquidity Event,” all unvested awards will become immediately exercisable and the Administrator may determine the treatment of all vested awards at the time of the Liquidity Event. A “Liquidity Event” is defined as (1) an event in which any person who is not an affiliate of us becomes the beneficial owner, directly or indirectly, of fifty percent or more of the combined voting power of our then outstanding securities or (2) the sale, transfer or other disposition of all or substantially all of our business, whether by sale of assets, merger or otherwise to a person other than Cerberus.
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, using the modified prospective transition method. Prior to 2006, we accounted for stock awards granted to employees under SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.
     Under the modified prospective transition method, compensation expense recognized in the first quarter included: (a) compensation expense for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Results of prior periods have not been restated.
     Through December 31, 2005, we accrued compensation expense assuming that all stock options granted were expected to vest. The effect of actual forfeitures were recognized as they occurred. Under SFAS No. 123R, we are required to estimate forfeitures in calculating the expense related to stock-based compensation.
     Compensation expense arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of April 1, 2006, there was $6.0 million of total unrecognized compensation expense related to stock options. That expense is expected to be recognized over a period of 3.1 years. For the first quarter of fiscal 2006 and for the first quarter of fiscal 2005, our total stock-based compensation expense was $0.6 million and $0.8 million, respectively. We also recognized related income tax benefits of $0.2 million and $0.3 million for the first quarter of fiscal 2006 and for the first quarter of fiscal 2005, respectively. The adoption of SFAS No. 123R did not have a material impact on our results of operations.
     Cash proceeds from the exercise of stock options totaled $1.5 million in the first quarter of fiscal 2006. In addition, SFAS No. 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow upon adoption. We included $0.8 million of excess tax benefits in cash flows from financing activities for the first quarter of fiscal 2006.
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first quarter of fiscal 2006:

	Period from January 1, 2006 to April 1, 2006
	Time Based	Time Based	Performance-Based
	Options*	Options**	Options***
Risk free interest rate	4.34%	4.35%	4.60%
Expected dividend yield	4.44%	4.38%	3.19%
Expected life	7 years	7 years	1 year
Expected volatility	50%	50%	50%
Weighted average fair value	$3.68	$$4.16	$$11.48

*	Exercise price of $13.50 exceeded market price at date of grant.

**	Exercise price equaled market price at date of grant.

***	Exercise price is less than the market price at date of grant.
     In determining the expected life, we did not rely on our historical exercise data as it does not provide a reasonable basis upon which to estimate future expected lives due to limited experience of employee exercises. Instead, we followed a simplified method based on the vesting term and contractual term as permitted under SEC Staff Accounting Bulletin No. 107.
     The expected volatility is based on the historical volatility of our common stock.
     The range of risk-free rates used was from 4.34% to 4.60% based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.
     Performance-Based Options include options for which the financial target has been set by the Board of Directors, or a committee thereof. On February 1, 2006, the Board of Directors set the financial target for options subject to vesting criteria in 2006.
     Additional information related to our existing employee stock options for the period from January 1, 2006 to April 1, 2006, excluding Performance-Based Options totaling 145,125 for which the financial targets have not been set, follows:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at December 31, 2005	1,695,682	$8.23
Options granted	314,800	10.13
Options exercised	(395,558)	3.75
Options forfeited	(29,535)	3.75
Options outstanding at April 1, 2006	1,585,389	9.81
Options exercisable at April 1, 2006	—	—

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Price Range	Options	Price	(in Years)	Options	Price
$3.75	548,964	$3.75	1.78	—	—
10.29-15.10	1,036,425	13.02	9.59	—	—

	1,585,389		6.89	—
     At April 1, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $9.8 million and $0, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.) The intrinsic value of stock options exercised during the first quarter of fiscal 2006 was $4.5 million. There were no options granted, exercised or forfeited during the first quarter of fiscal 2005.
3. Comprehensive Income
     The calculation of comprehensive income is as follows (in thousands):

	Period from	Period from
	January 1, 2006	January 2, 2005
	to	to
	April 1, 2006	April 2, 2005
Net income	$9,795	$8,418
Other comprehensive income:
Foreign currency translation, net of taxes	(27)	(55)

Comprehensive income	$9,768	$8,363

4. Employee Benefits
Defined Benefit Pension Plans
     Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We do not expect to make any contributions to the hourly pension plan in fiscal 2006. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.
     Net periodic pension cost for our pension plans included the following:

	Period from January 1,	Period from January 2,
	2006 to April 1, 2006	2005 to April 2, 2005
	(In thousands)
Service cost	$672	$650
Interest cost on projected benefit obligation	1,011	970
Expected return on plan assets	(1,300)	(1,208)
Amortization of unrecognized prior service cost	1	—

Net periodic pension cost	$384	$412

5. Revolving Credit Facility
     As of April 1, 2006, we had outstanding borrowings of $461 million and excess availability of $230 million under the terms of our revolving credit facility. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $385 million as long-term debt. The revolving credit facility contains customary negative covenants and restrictions for asset based loans, with which we are in compliance.
     On January 26, 2006, we reached an agreement with Wachovia Bank, National Association and the other signatories thereto to amend the terms of our existing revolving credit agreement. The Third Amendment to the Loan and Security Agreement dated January 26, 2006, reduces the applicable prime rate margin and Eurodollar rate margin used to calculate our interest rate under the revolving credit agreement, reduces unused line fees, provides more flexibility to us for permitted acquisitions under the revolving credit agreement and extends the final maturity date of the revolving credit agreement to May 7, 2011.
     As of April 1, 2006 we had outstanding letters of credit totaling $7.4 million, primarily for the purposes of securing collateral requirements under the casualty insurance programs for us and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.
6. Related Party Transactions
     Temporary Staffing Provider We use Tandem Staffing Solutions, or Tandem, an affiliate of Cerberus, as the temporary staffing company for our office located in Atlanta, Georgia. We incurred total expenses of $493,958 and $503,714 for the first quarter of fiscal 2006 and for the first quarter of fiscal 2005, respectively. As of April 1, 2006 and December 31, 2005, we had accounts payable in the amount of $94,584 and $48,733 to Tandem, respectively.
     Consulting
     For the first quarter of fiscal 2006 and for the first quarter of fiscal 2005, we incurred expenses in the amount of $25,000 and $0, respectively, for consulting services provided to us by consultants on retainer to Cerberus. As of April 1, 2006 and December 31, 2005, we had accounts payable in the amount of $71,000 and $417,850 for these services, respectively.
     Overhead Expense Reimbursement
     We incurred total expenses related to reimbursements to Cerberus for various overhead expenses directly related to our business of $0 and $16,784 for the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively. As of April 1, 2006 and December 31, 2005, we had accounts payable related to these expenses of $5,286 and $70,100, respectively.
     Other SG&A
     We use ATC Associates, Inc. (ATC) and SBI Group (SBI), Cerberus affiliates, for real estate surveys and information technology consulting. These expenses totaled $650 and $27,461 for the first quarter of fiscal 2006 and for the first quarter of fiscal 2005, respectively.
     Information Systems
     We purchased software licenses and a three year maintenance agreement from SSA Global Technologies, Inc., a Cerberus affiliate. These payments were directly related to the transfer of our existing financial reporting software from Georgia-Pacific. These payments totaled $0 and $242,611 for the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively.
     Rental Car
     For the first quarter of fiscal 2006 and for the first quarter of fiscal 2005, we incurred expenses for car rentals in the amount of $95,885 and $69,587, respectively. These services were provided byAlamo Rent-A-Car and National Car Rental, affiliates of Cerberus. As of April 1, 2006 and December 31, 2005, we had accounts payable in the amount of $37,979 and $41,445, respectively, related to these expenses.
7. Commitments and Contingencies
     Environmental and Legal Matters
     We are involved in various proceedings incidental to our businesses and are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of these matters could be material to operating results in any given quarter but will not have a materially adverse effect on our long-term financial condition, our results of operations, or our cash flows.
     Collective Bargaining Agreements
     Approximately 33% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 6.7% of our work force will expire within one year.
     Preference Claim

     On November 19, 2004, we received a letter from Wickes Lumber, or Wickes, asserting that approximately $16 million in payments received by the Distribution Division of Georgia-Pacific Corporation during the 90-day period prior to Wickes’ January 20, 2004 Chapter 11 filing were preferential payments under section 547 of the United States Bankruptcy Code. On October 14, 2005, Wickes Inc. filed a lawsuit in the United States Bankruptcy Court for the Northern District of Illinois titled “Wickes Inc. v. Georgia Pacific Distribution Division (BlueLinx),” (Bankruptcy Adversary Proceeding No. 05-2322) asserting its claim. On November 14, 2005, we filed our answer to the complaint denying liability. Although the ultimate outcome of this matter cannot be determined with certainty, we believe Wickes’ assertion to be without merit and, in any event, subject to one or more complete defenses, including, but not limited to, that the payments were made and received in the ordinary course of business and were a substantially contemporaneous exchange for new value given to Wickes. Accordingly, we have not recorded a reserve with respect to the asserted claim.
     Hurricane Katrina
     Hurricane Katrina caused significant damage at our distribution center in New Orleans, Louisiana. The facility ceased operations prior to the arrival of the storm on August 29, 2005 and has not reopened. There was approximately $2.4 million in inventory located at the facility that has been declared a total loss by our insurer. Damage to the building and furniture, fixtures and equipment is expected to exceed $2.0 million. The loss recognized by us in fiscal 2005 related to the damage was $250,000, which is the amount of our insurance deductible. While certain amounts have been recovered from the insurance carriers, we still have claims pending for additional recoveries.
8. Subsequent Events
     On May 3, 2006, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend is payable on June 30, 2006 to stockholders of record as of June 15, 2006.
9. Unaudited Supplemental Condensed Consolidating Financial Statements
     The unaudited condensed consolidating financial information as of April 1, 2006 and December 31, 2005 and for the periods from January 1, 2006 to April 1, 2006 and January 2, 2005 to April 2, 2005 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our wholly-owned operating subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 31, 2005, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are sixty-one single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either BlueLinx Corporation or us.

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 1, 2006 to April 1, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,376,606	$4,899	$(4,899)	$1,376,606
Cost of sales	—	1,246,654	—	—	1,246,654

Gross profit	—	129,952	4,899	(4,899)	129,952

Operating expenses:
Selling, general and administrative	337	101,508	321	(4,899)	97,267
Depreciation and amortization	—	3,985	1,058	—	5,043

Total operating expenses	337	105,493	1,379	(4,899)	102,310

Operating income (loss)	(337)	24,459	3,520	—	27,642
Non-operating expenses:
Interest expense	—	8,067	3,130	—	11,197
Other expense (income), net	—	136	(55)	—	81

Income before provision for (benefit from) income taxes	(337)	16,256	445	—	16,364
Provision for (benefit from) from income taxes	(132)	6,527	174	—	6,569
Equity in income (loss) of subsidiaries	10,000	—	—	(10,000)	—

Net income (loss)	$9,795	$9,729	$271	$(10,000)	$9,795

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 2, 2005 to April 2, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,351,619	$4,900	$(4,900)	$1,351,619
Cost of sales	—	1,232,291	—	—	1,232,291

Gross profit	—	119,328	4,900	(4,900)	119,328

Operating expenses:
Selling, general and administrative	433	95,810	92	(4,900)	91,435
Depreciation and amortization	—	3,167	1,076	—	4,243

Total operating expenses	433	98,977	1,168	(4,900)	95,678

Operating income (loss)	(433)	20,351	3,732	—	23,650
Non-operating expenses:
Interest expense	—	6,961	2,373	—	9,334
Other expense, net	—	129	—	—	129

Income before provision for (benefit from) from income taxes	(433)	13,261	1,359	—	14,187
Provision for (benefit from) from income taxes	(169)	5,407	531		5,769
Equity in income (loss) of subsidiaries	8,682	—	—	(8,682)	—

Net income (loss)	$8,418	$7,854	$828	$(8,682)	$8,418

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of April 1, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$27,423	$11	$—	$27,434
Receivables	—	480,466	—	—	480,466
Inventories	—	501,152	—	—	501,152
Deferred income taxes	—	6,776	—	(285)	6,491
Other current assets	742	40,256	—	—	40,998
Intercompany receivable	133	—	—	(133)	—

Total current assets	875	1,056,073	11	(418)	1,056,541

Property, plant and equipment:
Land and land improvements	—	2,300	54,161	—	56,461
Buildings	—	4,125	89,347	—	93,472
Machinery and equipment	—	56,160	—	—	56,160
Construction in progress	—	834	—	—	834

Property, plant and equipment, at cost	—	63,419	143,508	—	206,927
Accumulated depreciation	—	(18,416)	(8,056)	—	(26,472)

Property, plant and equipment, net	—	45,003	135,452	—	180,455
Investment in subsidiaries	192,105	—	—	(192,105)	—
Deferred income taxes	—	2,017	—	(2,017)	—
Other non-current assets	—	20,495	3,873	—	24,368

Total assets	$192,980	$1,123,588	$139,336	$(194,540)	$1,261,364

Liabilities :
Current liabilities:
Accounts payable	$—	$352,902	$—	$—	$352,902
Bank overdrafts	—	49,570	—	—	49,570
Accrued compensation	—	10,655	—	—	10,655
Current maturities of long-term debt	—	75,769	—	—	75,769
Deferred income taxes	285	—	—	(285)	—
Other current liabilities	—	11,358	2,807	—	14,165
Intercompany payable	—	1	132	(133)	—

Total current liabilities	285	500,255	2,939	(418)	503,061

Non-current liabilities :
Long-term debt	—	385,000	165,000	—	550,000
Deferred income taxes	—	—	2,988	(2,017)	971
Other long-term liabilities	—	13,812	825	—	14,637

Total liabilities	285	899,067	171,752	(2,435)	1,068,669

Shareholders’ Equity/Parent’s Investment	192,695	224,521	(32,416)	(192,105)	192,695

Total liabilities and equity	$192,980	$1,123,588	$139,336	$(194,540)	$1,261,364

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 31, 2005 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$13	$24,307	$—	$—	$24,320
Receivables	—	399,093	—	—	399,093
Inventories	—	473,068	—	—	473,068
Deferred income taxes	—	7,069	—	(391)	6,678
Other current assets	1,003	43,906	—	—	44,909
Intercompany receivable	683	1,578	—	(2,261)	—

Total current assets	1,699	949,021	—	(2,652)	948,068

Property, plant and equipment:
Land and land improvements	—	2,360	54,161	—	56,521
Buildings	—	4,034	89,347	—	93,381
Machinery and equipment	—	54,200	—	—	54,200
Construction in progress	—	2,350	—	—	2,350

Property, plant and equipment, at cost	—	62,944	143,508	—	206,452
Accumulated depreciation	—	(15,405)	(6,998)	—	(22,403)

Property, plant and equipment, net	—	47,539	136,510	—	184,049
Investment in subsidiaries	184,177	—	—	(184,177)	—
Deferred income taxes	—	1,311	—	(1,311)	—
Other non-current assets	—	21,532	3,991	—	25,523

Total assets	$185,876	$1,019,403	$140,501	$(188,140)	$1,157,640

Liabilities:
Current liabilities:
Accounts payable	$55	$326,949	$—	$—	$327,004
Bank overdrafts	—	62,392	—	—	62,392
Accrued compensation	—	13,494	—	—	13,494
Current maturities of
long-term debt	—	—	—	—	—
Deferred income taxes	391	—	—	(391)	—
Other current liabilities	—	12,835	2,360	—	15,195
Intercompany payable	1,578	—	683	(2,261)	—

Total current liabilities	2,024	415,670	3,043	(2,652)	418,085

Non-current liabilities:
Long-term debt	—	375,850	165,000	—	540,850
Deferred income taxes	—	—	3,222	(1,311)	1,911
Other long-term liabilities	—	12,117	825	—	12,942

Total liabilities	2,024	803,637	172,090	(3,963)	973,788

Shareholders’ Equity/Parent’s Investment	183,852	215,766	(31,589)	(184,177)	183,852

Total liabilities and equity	$185,876	$1,019,403	$140,501	$(188,140)	$1,157,640

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 1, 2006 to April 1, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$9,795	$9,729	$271	$(10,000)	$9,795
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	3,985	1,058	—	5,043
Amortization of debt issue costs	—	537	228	—	765
Deferred income tax benefit	(106)	(413)	(234)	—	(753)
Stock compensation	21	541	—	—	562
Equity in earnings of subsidiaries	(10,000)	—	—	10,000	—
Changes in assets and liabilities:
Receivables	—	(81,373)	—	—	(81,373)
Inventories	—	(28,084)	—	—	(28,084)
Accounts payable	(55)	25,953	—	—	25,898
Changes in other working capital	261	(666)	447	—	42
Intercompany receivable	550	1,578	—	(2,128)	—
Intercompany payable	(1,578)	1	(551)	2,128	—
Other	—	1,645	59	—	1,704

Net cash provided by (used in) operating activities	(1,112)	(66,567)	1,278	—	(66,401)

Cash flows from investing activities:
Investment in subsidiaries	2,589	—	—	(2,589)	—
Property, plant and equipment investments	—	(658)	—	—	(658)
Proceeds from sale of assets	—	135	—	—	135

Net cash provided by (used in) investing activities	2,589	(523)	—	(2,589)	(523)

Cash flows from financing activities:
Net transactions with Parent	—	(1,491)	(1,098)	2,589	—
Proceeds from stock options exercised	2,341	—	—	—	2,341
Net increase in revolving credit facility	—	84,919	—	—	84,919
Debt financing costs	—	(400)	(169)	—	(569)
Decrease in bank overdrafts	—	(12,822)	—	—	(12,822)
Common dividends paid	(3,831)	—	—	—	(3,831)

Net cash provided by (used in) financing activities	(1,490)	70,206	(1,267)	2,589	70,038

Increase (decrease) in cash	(13)	3,116	11	—	3,114
Balance, beginning of period	13	24,307	—	—	24,320

Balance, end of period	$—	$27,423	$11	$—	$27,434

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 2, 2005 to April 2, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,418	$7,854	$828	$(8,682)	$8,418
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	3,167	1,076	—	4,243
Amortization of debt issue costs	—	661	344	—	1,005
Deferred income tax provision (benefit)	—	(841)	(261)	—	(1,102)
Stock compensation	—	832	—	—	832
Equity in earnings of subsidiaries	(8,682)	—	—	8,682	—
Changes in assets and liabilities:
Receivables	—	(135,735)	—	—	(135,735)
Inventories	—	(17,682)	—	—	(17,682)
Accounts payable	(1,070)	69,157	—	—	68,087
Changes in other working capital	304	(10,366)	597	—	(9,465)
Intercompany receivable	(2)	1,398	—	(1,396)	—
Intercompany payable	(1,567)	169	2	1,396	—
Other	—	(63)	9	—	(54)

Net cash provided by (used in) operating activities	(2,599)	(81,449)	2,595	—	(81,453)

Cash flows from investing activities:
Investment in subsidiaries	(2,231)	—	—	2,231	—
Property, plant and equipment investments	—	(2,048)	—	—	(2,048)
Proceeds from sale of assets	—	140	—	—	140

Net cash used in investing activities	(2,231)	(1,908)	—	2,231	(1,908)

Cash flows from financing activities:
Net transactions with Parent	—	4,826	(2,595)	(2,231)	—
Issuance of common stock, net	8,600	—	—	—	8,600
Net increase in revolving credit facility	—	75,144	—	—	75,144
Increase (decrease) in bank overdrafts	—	6,524	—	—	6,524
Common dividends paid	(3,773)	—	—	—	(3,773)

Net cash provided by (used in) financing activities	4,827	86,494	(2,595)	(2,231)	86,495

Increase (decrease) in cash	(3)	3,137	—	—	3,134
Balance, beginning of period	3	15,569	—	—	15,572

Balance, end of period	$—	$18,706	$—	$—	$18,706

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our condensed financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:
•	changes in the prices, supply and/or demand for products which we distribute;

•	the activities of competitors;

•	changes in significant operating expenses;

•	changes in the availability of capital;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	general economic and business conditions in the United States;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities;

•	variations in the performance of the financial markets; and

•	the other factors described herein under “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC.
     Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Overview
     Background
     We are a leading distributor of building products in the United States. We distribute over 10,000 products to approximately 12,000 customers through our network of more than 65 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (OSB), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 58% of our first quarter of fiscal 2006 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 42% of our first quarter of fiscal 2006 gross sales.
     Recent Developments
     On May 3, 2006, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend is payable on June 30, 2006 to stockholders of record as of June 15, 2006.
     Supply Agreement with Georgia-Pacific
     On May 7, 2004, we entered into a multi-year supply agreement with Georgia-Pacific. Under the agreement, we have exclusive distribution rights on certain products and certain customer segments. Georgia-Pacific is our largest vendor, with Georgia-Pacific products representing approximately 28% of our purchases during fiscal 2005.
Selected Factors Affecting Our Operating Results
     Our operating results are affected by housing starts, mobile home production, industrial production, repair and remodeling spending and non-residential construction. Our operating results are also impacted by changes in product prices. Structural product prices can vary significantly based on short-term and long-term changes in supply and demand. The prices of specialty products can also vary from time to time, although they are generally significantly less variable than structural products.
     The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the first quarter of fiscal 2006, the first quarter of fiscal 2005, fiscal 2005 and fiscal 2004 (the 2004 financial results reflect the combined results of BlueLinx Holdings Inc. and the Distribution Division for the applicable period).

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2006	Q1 2005	2005	2004
		(Dollars in millions)
		(Unaudited)
Sales by Category
Structural Products(1)	$814	$862	$3,548	$3,656
Specialty Products(1)	580	501	2,143	1,960
Unallocated Allowances and Adjustments	(17)	(11)	(69)	(58)

Total Sales	$1,377	$1,352	$5,622	$5,558

Sales Variances
Unit Volume $ Change	$68	$44	$216	$351
Price/Other(2)	(43)	28	(152)	935

Total $ Change	$25	$72	$64	$1,286

Unit Volume % Change	5.0%	3.3%	3.9%	8.2%
Price/Other(2)	(3.2)%	2.3%	(2.8)%	21.9%

Total % Change	1.8%	5.6%	1.1%	30.1%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural product instead of specialty product. Fiscal 2005 and 2004 Sales by Category have been adjusted to reclassify sales of rebar/remesh from Specialty Products sales to Structural Products sales. This reclassification has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts.
     The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the first quarter of fiscal 2006, the first quarter of fiscal 2005, fiscal 2005 and fiscal 2004 (the 2004 financial results reflect the combined results of BlueLinx Holdings Inc. and the Distribution Division for the applicable period).

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2006	Q1 2005	2005	2004
		(Dollars in millions)
		(Unaudited)
Gross Margin $’s by Category
Structural Products(1)	$56	$61	$246	$310
Specialty Products(1)	80	63	284	280
Other (2)	(6)	(5)	(18)	(29)

Total Gross Margin $’s	$130	$119	$512	$561

Gross Margin %’s by Category
Structural Products	6.8%	7.0%	6.9%	8.5%
Specialty Products	13.9%	12.6%	13.3%	14.3%
Other (2)	NA	NA	NA	NA

Total Gross Margin %’s	9.4%	8.8%	9.1%	10.1%

Unit Volume Growth by Product
Structural Products	(0.8)%	4.2%	3.2%	8.6%
Specialty Products	14.9%	1.7%	5.1%	7.6%

Total Unit Volume Growth %’s	5.0%	3.3%	3.9%	8.2%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural product instead of specialty product. Fiscal 2005 and 2004 Sales by Category have been adjusted to reclassify sales of rebar/remesh from Specialty Products sales to Structural Products sales. This reclassification has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts.
     The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the first quarter of fiscal 2006, the first quarter of fiscal 2005, fiscal 2005 and fiscal 2004 (the 2004 financial results reflect the combined results of BlueLinx Holdings Inc. and the Distribution Division for the applicable period).

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2006	Q1 2005	2005	2004
		(Dollars in millions)
		(Unaudited)
Sales by Channel
Warehouse/Reload	$882	$878	$3,704	$3,819
Direct	512	485	1,987	1,797
Unallocated Allowances and Adjustments	(17)	(11)	(69)	(58)

Total	$1,377	$1,352	$5,622	$5,558

Gross Margin by Channel
Warehouse/Reload	$111	$104	$429	$489
Direct	25	20	101	101
Unallocated Allowances and Adjustments	(6)	(5)	(18)	(29)

Total	$130	$119	$512	$561

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2006	Q1 2005	2005	2004
		(Dollars in millions)
		(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	12.6%	11.8%	11.6%	12.8%
Direct	4.9%	4.1%	5.1%	5.6%
Unallocated Allowances and Adjustments	(0.4)%	(0.4)%	(0.3)%	(0.5)%

Total	9.4%	8.8%	9.1%	10.1%

Fiscal Year
     Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal years 2005 and 2004 contained 52 weeks.
Results of Operations
     First Quarter of Fiscal 2006 Compared to First Quarter of Fiscal 2005
     The following table sets forth our results of operations for the first quarter of fiscal 2006 and first quarter of fiscal 2005.

	Period		Period
	from		from
	January 1, 2006	% of	January 2, 2005	% of
	to	Net	to	Net
	April 1, 2006	Sales	April 2, 2005	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,376,606	100.0%	$1,351,619	100.0%
Gross profit	129,952	9.4%	119,328	8.8%
Selling, general & administrative	97,267	7.1%	91,435	6.8%
Depreciation and amortization	5,043	0.4%	4,243	0.3%

Operating income	27,642	2.0%	23,650	1.7%
Interest expense	11,197	0.8%	9,334	0.7%
Other expense, net	81	0.0%	129	0.0%

Income before provision for income taxes	16,364	1.2%	14,187	1.0%
Income tax provision	6,569	0.5%	5,769	0.4%

Net income	$9,795	0.7%	$8,418	0.6%

     Net Sales. For the first quarter of fiscal 2006, net sales increased by 1.8%, or $25.0 million, to $1.4 billion. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) increased by $78.9 million or 15.7% compared to the first quarter of fiscal 2005. The increase was driven by a 14.9% growth in unit volume, reflecting our continuing strategic focus on growing specialty product sales to be a larger portion of our business. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $47.8 million, or 5.6% from a year ago, primarily as a result of lower prices.
     Gross Profit. Gross profit for the first quarter of fiscal 2006 was $130 million, or 9.4% of sales, compared to $119 million, or 8.8% of sales, in the prior year period. The increase in gross profit of $10.6 million or 8.9% compared to the first quarter of fiscal 2005 was driven primarily by an increase in specialty product margins from 12.6% in the first quarter of fiscal 2005 to 13.9% in the first quarter of fiscal 2006.
     Operating Expenses. Operating expenses for the first quarter of fiscal 2006 were $97.3 million, or 7.1% of net sales, compared to $91.4 million, or 6.8% of net sales, during the first quarter of fiscal 2005. Excluding expenses associated with acquired operations, operating expenses for the first quarter of fiscal 2006 were $93.4 million. The increase in operating expenses was primarily the result of higher payroll related and transportation expenses, partially offset by decreases in bad debt expense and lower sales promotions.
     Depreciation and Amortization. Depreciation and amortization expense totaled $5.0 million for the first quarter of fiscal 2006, compared with $4.2 million for the first quarter of fiscal 2005. The increase in depreciation and amortization is primarily due to capital expenditures for mobile equipment, consisting of trucks, trailers, forklifts and automobiles.
     Operating Income. Operating income for the first quarter of fiscal 2006 was $27.6 million, or 2.0% of sales, versus $23.7 million, or 1.7% of sales, in the first quarter of fiscal 2005, reflecting the increase in gross profit, partially offset by higher variable operating expenses.
     Interest Expense. Interest expense totaled $11.2 million, up $1.9 million from the prior year, due to rising interest rates that were partially offset by lower debt levels for the first quarter of fiscal 2006. Interest expense related to our revolving credit facility and mortgage was $7.7 million and $2.8 million, respectively, during this period. Interest expense totaled $9.3 million for the first quarter of fiscal 2005. Interest expense related to our revolving credit facility and mortgage was $6.3 million and $2.0 million, respectively, for this period. In addition, interest expense included $0.7 million and $1.0 million of debt issue cost amortization for the first quarter of fiscal 2006 and for the first quarter of fiscal 2005, respectively.
     Provision for Income Taxes. The effective tax rate was 40.1% and 40.7% for the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively.
     Net Income. Net income for the first quarter of fiscal 2006 was $9.8 million compared to net income of $8.4 million for the first quarter of fiscal 2005.
     On a per-share basis, basic and diluted income applicable to common stockholders for the first quarter of fiscal 2006 were each $0.32. Basic and diluted earnings per share for the first quarter of 2005 were each $0.28.
Seasonality
     We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters due to the impact of poor weather on the construction market. Our second and third quarters are typically our strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. Our working capital and accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season. We expect these trends to continue for the foreseeable future.
Liquidity and Capital Resources
     We depend on cash flow from operations and funds available under our revolving credit facility to finance working capital needs, capital expenditures, dividends and acquisitions. We believe that the amounts available from this and other sources will be sufficient to fund our routine operations and capital requirements for the foreseeable future.
     Part of our growth strategy is to selectively pursue acquisitions. Accordingly, depending on the nature of the acquisition or currency, we may use cash or stock, or a combination of both, as acquisition currency. Our cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, our liquidity position may be adversely impacted. In addition, there can be no assurance that we will be successful in implementing our acquisition strategy. For a discussion of the risks associated with our acquisition strategy, see the risk factor on integrating acquisitions in our Annual Report on
Form 10-K.

     The following tables indicate our working capital and cash flows for the periods indicated.

	April 1,	December 31,
	2006	2005
	(Dollars in thousands)
	(Unaudited)
Working capital	$553,480	$529,983

	Period from	Period from
	January 1,	January 2,
	2006 to	2005 to
	April 1,	April 2,
	2006	2005
	(Dollars in thousands)
	(Unaudited)
Cash flows used for operating activities	$(66,401)	$(81,453)
Cash flows used for investing activities	(523)	(1,908)
Cash flows provided by financing activities	$70,038	$86,495
Working Capital
     Working capital increased by $23.5 million to $553 million at April 1, 2006, primarily as a result of increases in accounts receivable of $81.4 million and inventory of $28.1 million, respectively, and a decrease in bank overdrafts of $12.8 million. These working capital increases were partially offset by an increase in current maturities of long-term debt and accounts payable of $75.8 million and $25.9 million, respectively. Additionally, cash increased from $24.3 million on December 31, 2005 to $27.4 million at April 1, 2006. The $27.4 million of cash on our balance sheet at April 1, 2006 primarily reflects customer remittances received in our lock boxes on Friday and Saturday that are not available until Monday, which is part of the following fiscal period.
Operating Activities
     During the first quarter of fiscal 2006 and fiscal 2005, cash flows used in operating activities totaled $66.4 million and $81.5 million, respectively. The decrease of $15.1 million in cash flows used in operating activities was primarily the result of a lower use of cash related to changes in working capital of $83.5 million for the first quarter of fiscal 2006 compared to $94.8 million for the first quarter of fiscal 2005. Additionally, net income, as adjusted for non-cash charges, increased by $2.0 million to $15.4 million. Non-cash charges included depreciation and amortization, debt issue cost amortization, deferred income tax benefit and stock compensation.
Investing Activities
     During the first quarter of fiscal 2006 and fiscal 2005, cash flows used in investing activities totaled $0.5 million and $1.9 million, respectively.
     During the first quarter of fiscal 2006 and fiscal 2005, our expenditures for property and equipment were $0.7 million and $2.0 million, respectively. These expenditures were primarily for transportation equipment consisting of trucks, trailers, forklifts and sales force automobiles.
     Proceeds from the sale of property and equipment totaled $0.1 million for the first quarter of fiscal 2006 and fiscal 2005, respectively.

Financing Activities
     Net cash provided by financing activities was $70.0 million during the first quarter of fiscal 2006 compared to $86.5 million during the first quarter of fiscal 2005. The $16.5 million decrease in cash provided by financing activities was primarily driven by decreases in common stock issuances and bank overdrafts of $8.6 million and $19.3 million, respectively. These decreases were partially offset by increases in proceeds from stock option exercises and the revolving credit facility of $2.3 million and $9.8 million, respectively. Fees paid to issue debt in the first quarter of fiscal 2006 totaled $0.6 million.
     We paid dividends to our common stockholders in the aggregate amount of $3.8 million in the first quarter of fiscal 2006 and the first quarter of fiscal 2005.
Debt and Credit Sources
     On May 7, 2004, our operating subsidiary entered into a revolving credit facility. As of April 1, 2006, advances outstanding under the revolving credit facility were approximately $461 million. Borrowing availability was approximately $230 million and outstanding letters of credit on this facility were approximately $7.4 million. As of April 1, 2006, the interest rate on outstanding balances under the revolving credit facility was 6.68%. For the first quarter of fiscal 2006 and for the first quarter of fiscal 2005, interest expense related to the revolving credit facility was $7.7 million and $6.3 million, respectively.
     On January 26, 2006, our operating subsidiary reached an agreement with Wachovia Bank, National Association and the other signatories thereto to amend the terms of our existing revolving credit agreement. The Third Amendment to the Loan and Security Agreement dated January 26, 2006, reduces the applicable prime rate margin and Eurodollar rate margin used to calculate our interest rate under the revolving credit agreement, reduces unused line fees, provides more flexibility to us for permitted acquisitions under the revolving credit agreement and extends the final maturity date of the revolving credit agreement to May 7, 2011.
     On October 27, 2004, we refinanced our mortgage with a new mortgage loan in the amount of $165 million, which was provided by Column Financial, Inc., a wholly-owned subsidiary of Credit Suisse First Boston LLC. The interest rate on the new mortgage loan is equal to LIBOR (subject to a 2% floor and a 6% cap), plus a 2.25% spread. On April 1, 2006, the interest rate was 7.0%. For the first quarter of fiscal 2006 and for the first quarter of fiscal 2005, interest expense related to the mortgage was $2.8 million and $2.0 million, respectively.
Contractual Obligations
     There have been no material changes to our contractual obligations from those disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Critical Accounting Policies
     Our significant accounting policies are more fully described in the notes to the consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, current economic trends in the industry, information provided by customers, vendors and other outside sources and management’s estimates, as appropriate.
     The following are accounting policies that management believes are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgment.
Revenue Recognition
     We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as FOB (free on board) shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site.
     All sales are recorded at gross in accordance with the guidance outlined by EITF 99-19 and in accordance with standard industry practice. The key indicators used to determine this are as follows:
•	We are the primary obligor responsible for fulfillment;

•	We hold title to all reload inventory and are responsible for all product returns;

•	We control the selling price for all channels;

•	We select the supplier; and

•	We bear all credit risk.
     All revenues recognized are net of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been insignificant for each of the reported periods.
Allowance for Doubtful Accounts and Related Reserves
     We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At April 1, 2006 and December 31, 2005 these allowances totaled $11.0 million and $10.9 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for each of the reported periods.
Inventories
     Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. The market value of our inventory exceeded its cost at April 1, 2006 and December 31, 2005.
     Additionally, we maintain a reserve for the estimated value of impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past six months or has turn days in excess of 365 days. At April 1, 2006 and December 31, 2005, our damaged and inactive inventory reserves totaled $3.4 million and $2.7 million, respectively. Adjustments to earnings resulting from revisions to inactive estimates have been insignificant.
Consideration Received from Vendors
     Each year, we enter into agreements with many of our vendors providing for purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At April 1, 2006, and December 31, 2005 the vendor rebate receivable totaled $8.1 million and $13.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for each of the reported periods.

Impairment of Long-Lived Assets
     Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Our judgment regarding the existence of impairment indicators is based on market and operational performance. There have been no adjustments to earnings resulting from the impairment of long-lived assets for each of the reported periods.
Recently Issued Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB Opinion No. 20, Accounting Changes for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     Effective January 1, 2006, we began following SFAS 154, which did not have an impact on our results of operations for the first quarter of fiscal 2006.
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
     We adopted SFAS No. 123R using the modified prospective method. The adoption of SFAS No. 123R did not have a material impact on our results of operations.
     Compensation expense arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of April 1, 2006, there was $6.0 million of total unrecognized compensation expense related to stock options. That expense is expected to be recognized over a period of 3.1 years. For the first quarter of fiscal 2006 and for the first quarter of fiscal 2005, our total stock-based compensation expense was $0.6 million and $0.8 million, respectively.
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
     Effective January 1, 2006, we began following SFAS 151, which did not have an impact on our results of operations for the first quarter of fiscal 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, other than those discussed below.
     Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility could have an impact on results of operations. A change of 100 basis points in the market rate of interest would impact interest expense by approximately $4.6 million on an annual basis based on borrowings outstanding at April 1, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     Our management performed an evaluation, as of the end of the period covered by this report on Form 10-Q, under the supervision of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
     There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     During the quarter ended April 1, 2006, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amendment to the BlueLinx Corporation Salaried Savings Plan dated April 19, 2006

99.2	First Amendment to the BlueLinx Corporation Hourly Savings Plan dated April 19, 2006

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.

(Registrant)

Date: May 4, 2006	/s/ David J. Morris

David J. Morris
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amendment to the BlueLinx Corporation Salaried Savings Plan dated April 19, 2006

99.2	First Amendment to the BlueLinx Corporation Hourly Savings Plan dated April 19, 2006