Form 10-Q
period 2006-07-01
BlueLinx Holdings Inc.
filed 2006-08-09
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2006 there were 30,798,606 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended July1, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Second Quarter
	Period from	Period from
	April 2, 2006	April 3, 2005
	to	to
	July 1, 2006	July 2, 2005
Net sales	$1,378,950	$1,486,976
Cost of sales	1,242,507	1,371,295

Gross profit	136,443	115,681

Operating expenses:
Selling, general, and administrative	98,122	87,948
Depreciation and amortization	5,063	4,557

Total operating expenses	103,185	92,505

Operating income	33,258	23,176
Non-operating expenses:
Interest expense, net	12,262	10,656
Charges associated with mortgage refinancing	4,864	—
Other (income) expense, net	(69)	224

Income before provision for income taxes	16,201	12,296
Provision for income taxes	6,590	4,545

Net income	$9,611	$7,751

Basic weighted average number of common shares outstanding	30,649	30,186

Basic net income per share applicable to common stock	$0.31	$0.26

Diluted weighted average number of common shares outstanding	30,790	30,476

Diluted net income per share applicable to common stock	$0.31	$0.25

Dividends declared per share of common stock	$0.125	$0.125

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	Period from	Period from
	January 1, 2006	January 2, 2005
	to	to
	July 1, 2006	July 2, 2005
Net sales	$2,755,556	$2,838,595
Cost of sales	2,489,161	2,603,586

Gross profit	266,395	235,009

Operating expenses:
Selling, general, and administrative	195,389	179,383
Depreciation and amortization	10,106	8,800

Total operating expenses	205,495	188,183

Operating income	60,900	46,826
Non-operating expenses:
Interest expense, net	23,459	19,990
Charges associated with mortgage refinancing	4,864	—
Other expense, net	12	353

Income before provision for income taxes	32,565	26,483
Provision for income taxes	13,160	10,314

Net income	$19,405	$16,169

Basic weighted average number of common shares outstanding	30,533	30,170

Basic net income per share applicable to common stock	$0.64	$0.54

Diluted weighted average number of common shares outstanding	30,751	30,458

Diluted net income per share applicable to common stock	$0.63	$0.53

Dividends declared per share of common stock	$0.25	$0.25

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 1, 2006	December 31, 2005
	(unaudited)
Assets:
Current assets:
Cash	$27,146	$24,320
Receivables, net	469,121	399,093
Inventories, net	532,161	473,068
Deferred income taxes	7,556	6,678
Other current assets	44,680	44,909

Total current assets	1,080,664	948,068

Property, plant, and equipment:
Land and land improvements	56,534	56,521
Buildings	93,720	93,381
Machinery and equipment	57,177	54,200
Construction in progress	1,314	2,350

Property, plant, and equipment, at cost	208,745	206,452
Accumulated depreciation	(30,468)	(22,403)

Property, plant, and equipment, net	178,277	184,049
Other non-current assets	27,402	25,523

Total assets	$1,286,343	$1,157,640

Liabilities:
Current liabilities:
Accounts payable	$313,869	$327,004
Bank overdrafts	59,358	62,392
Accrued compensation	10,402	13,494
Current maturities of long-term debt	126,362	—
Other current liabilities	11,530	15,195

Total current liabilities	521,521	418,085

Non-current liabilities:
Long-term debt	550,000	540,850
Deferred income taxes	1,309	1,911
Other long-term liabilities	13,645	12,942

Total liabilities	1,086,475	973,788

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 30,796,456 and 30,251,019 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively	308	303
Additional paid-in-capital	135,898	132,346
Accumulated other comprehensive income	1,757	1,023
Retained earnings	61,905	50,180

Total shareholders’ equity	199,868	183,852

Total liabilities and shareholders’ equity	$1,286,343	$1,157,640

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	Period	Period from
	from January 1,	January 2, 2005
	2006 to	to
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net income	$19,405	$16,169
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	10,106	8,800
Amortization of debt issue costs	1,409	1,893
Charges associated with mortgage refinancing	4,864	—
Deferred income tax benefit	(1,733)	(1,311)
Stock-based compensation	1,246	1,370
Changes in assets and liabilities:
Receivables	(70,028)	(145,817)
Inventories	(59,093)	14,098
Accounts payable	(13,733)	64,876
Changes in other working capital	(6,378)	(17,446)
Other	498	622

Net cash used in operating activities	(113,437)	(56,746)

Cash flows from investing activities:
Property, plant and equipment investments	(2,785)	(6,323)
Proceeds from sale of assets	332	650

Net cash used in investing activities	(2,453)	(5,673)

Cash flows from financing activities:
Issuance of common stock, net	—	8,600
Proceeds from stock options exercised	1,483	38
Excess tax benefits from stock-based compensation	863	—
Net increase in revolving credit facility	5,512	62,492
Proceeds from new mortgage	295,000	—
Debt financing costs	(5,953)	—
Retirement of old mortgage	(165,000)	—
Prepayment fees associated with old mortgage	(2,475)	—
Increase (decrease) in bank overdrafts	(3,034)	10,460
Common stock dividends paid	(7,680)	(7,546)

Net cash provided by financing activities	118,716	74,044

Increase in cash	2,826	11,625
Balance, beginning of period	24,320	15,572

Balance, end of period	$27,146	$27,197

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Background
     Basis of Presentation
     BlueLinx Holdings Inc. (the “Company”) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”). Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2005 contained 52 weeks. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating subsidiary” when necessary.
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
2. Summary of Significant Accounting Policies
     Earnings per Common Share
     Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and restricted stock using the treasury stock method.
     Common Stock Dividends
     On February 14, 2006, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend was paid on March 31, 2006, to shareholders of record as of March 15, 2006. Our controlling shareholder, Cerberus ABP Investor LLC (“Cerberus”), received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of our common stock as of the record date.
     On May 3, 2006, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend was paid on June 30, 2006, to shareholders of record as of June 15, 2006. Our controlling shareholder, Cerberus, received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of our common stock as of the record date.
     Stock-Based Compensation
     We have two stock-based compensation plans covering officers, directors and certain employees and consultants; the 2004 long term equity incentive plan (the “2004 Plan”) and the 2006 long term equity incentive plan (the “2006 Plan”). The 2004 Plan is designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals and covers employees, directors and consultants. The 2004 Plan provides for the grant of nonqualified stock options, incentive stock options for shares of our common stock and restricted shares of our common stock to participants of the plan selected by our Board of

Directors or a committee of the Board (the “Administrator”). We reserved 2,222,222 shares of common stock for issuance under the 2004 Plan. The terms and conditions of awards under the 2004 Plan are determined by the Administrator for each grant.
     Unless otherwise determined by the Administrator or as set forth in an award agreement, upon a “Liquidity Event,” all unvested awards will become immediately exercisable and the Administrator may determine the treatment of all vested awards at the time of the Liquidity Event. A “Liquidity Event” is defined as (1) an event in which any person who is not an affiliate of us becomes the beneficial owner, directly or indirectly, of fifty percent or more of the combined voting power of our then outstanding securities or (2) the sale, transfer or other disposition of all or substantially all of our business, whether by sale of assets, merger or otherwise, to a person other than Cerberus.
     On May 12, 2006 our shareholders approved the 2006 Plan. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards. The purpose of the 2006 Plan is to provide a means whereby employees and directors of the Company develop a sense of proprietorship and personal involvement in the development and financial success of the Company and to encourage them to devote their best efforts to the business of the Company. We reserved 1,700,000 shares of our common stocks for issuance under the 2006 Plan. The terms and conditions of awards under the 2006 Plan are determined by the administrator for each grant. Awards issued under the 2006 Plan are subject to accelerated vesting in the event of a change in control.
     On June 5, 2006, the Board of Directors’ Compensation Committee granted our executive officers awards in the form of restricted shares of the Company’s common stock, as well as options to purchase shares of the Company’s common stock. In addition, the Board granted certain other key employees restricted stock units equivalent in cash value to restricted shares with respect to our common stock. The stock option and restricted stock awards were granted pursuant to and are subject to the terms of the 2006 Plan. The restricted stock unit awards were granted pursuant to the terms of the 2006 Long-Term Incentive Plan for Key Senior Managers.
     The stock option awards vest over a five year term, with 20% of the award vesting each January 3rd after the grant date.
     The restricted stock and restricted stock unit awards vest on June 5, 2011, five years after the grant date. However, the awards may vest earlier in all (or portion, as appropriate) upon the attainment of certain minimum performance goals. Upon vesting of all or any portion of the restricted stock units, we will pay a cash amount equivalent to the fair market value of the shares of our common stock. The fair market value will be determined on the date when the award vests.
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, using the modified prospective transition method. Prior to 2006, we accounted for stock awards granted to employees under SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, as amended. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.
     Under the modified prospective transition method, compensation expense recognized in the second quarter included: (a) compensation expense for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, as amended, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Results of prior periods have not been restated.
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
     Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of July 1, 2006, there was $7.4 million, $2.0 million and $1.6 million of total unrecognized compensation expense related to stock options, restricted stock and restricted stock units, respectively. The unrecognized compensation expense for stock options is expected to be recognized over a period of 3.86 years. For restricted stock and restricted stock units, the unrecognized compensation expense will be recognized over a period of 3.08 years.
     For the second quarter of fiscal 2006 and for the first six months of fiscal 2006, our total stock-based compensation expense was $0.7 million and $1.2 million, respectively. We also recognized related income tax benefits of $0.3 million and $0.5 million for the second quarter of fiscal 2006 and for the first six months of fiscal 2006, respectively.

     For the second quarter of fiscal 2005 and for the first six months of fiscal 2005, our total stock-based compensation expense was $0.5 million and $1.4 million, respectively. In addition, we recognized related income tax benefits of $0.2 million and $0.5 million for the second quarter of fiscal 2005 and for the first six months of fiscal 2005, respectively.
     Cash proceeds from the exercise of stock options totaled $1.5 million and $0.04 million for the first six months of fiscal 2006 and for the first six months of fiscal 2005, respectively. In addition, SFAS No. 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow upon adoption. We included $0.9 million of excess tax benefits in cash flows from financing activities for the first six months of fiscal 2006. Excess tax benefits in the first six months of fiscal 2005 were insignificant.
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the second quarter of fiscal 2006 and for the second quarter of fiscal 2005:

	Period from	Period from
	April 2, 2006 to	April 3, 2005 to
	July 1, 2006	July 2, 2005
	Time Based	Time Based
	Options*	Options*
Risk free interest rate	4.92%	4.12%
Expected dividend yield	3.57%	4.26%
Expected life	7 years	7 years
Expected volatility	50%	45%
Weighted average fair value	$5.64	$4.00

*	Exercise price equaled market price at date of grant.
     The risk-free rate used for the second quarter of fiscal 2006 was 4.92%. For the second quarter of fiscal 2005, the range of risk-free rates was from 3.93% to 4.22%. These rates were based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first six months of fiscal 2006:

	Six Months Ended July 1, 2006
	Time Based	Time Based	Performance-Based
	Options*	Options**	Options***
Risk free interest rate	4.34%	4.73%	4.60%
Expected dividend yield	4.44%	3.85%	3.19%
Expected life	7 years	7 years	1 year
Expected volatility	50%	50%	50%
Weighted average fair value	$3.68	$5.12	$11.48

*	Exercise price of $13.50 exceeded market price at date of grant.

**	Exercise price equaled market price at date of grant.

***	Exercise price is less than the market price at date of grant.
     All options granted during the first six months of fiscal 2005 occurred in the second quarter.
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
     The range of risk-free rates used for the first six months of fiscal 2006 was from 4.34% to 4.92%. These rates were based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.

     Performance-Based Options include options for which the financial target has been set by the Board of Directors, or a committee thereof. On February 1, 2006, the Board of Directors set the financial target for options subject to vesting criteria in 2006.
     Additional information related to our existing employee stock options for the period from April 2, 2006 to July 1, 2006, excluding Performance-Based Options totaling 143,475 for which the financial targets have not been set, follows:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at December 31, 2005	1,695,682	$8.23
Options granted	669,917	12.20
Options exercised	(395,558)	3.75
Options forfeited	(35,442)	3.75
Options outstanding at July 1, 2006	1,934,599	10.60
Options exercisable at July 1, 2006	11,666	$11.71

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Price Range	Options	Price	(in Years)	Options	Price
$ 3.75	542,232	$3.75	1.53	—	$—
$10.29 — $15.10	1,392,367	13.27	9.49	11,666	11.71

	1,934,599			11,666
     The following tables summarize the activity for our restricted stock awards and restricted stock unit awards during the first six months of fiscal 2006:

Weighted Average
	Restricted Stock	Grant Date
	Awards	Fair Value
Restricted stock awards at December 31, 2005	—	$—
Granted	147,412	14.01
Vested	—	—
Forfeited	—	—
Restricted stock awards outstanding at July 1, 2006	147,412	$14.01

Weighted Average
	Restricted Stock	Grant Date
	Unit Awards	Fair Value
Restricted stock unit awards at December 31, 2005	—	$—
Granted	122,600	14.01
Vested	—	—
Forfeited	—	—
Restricted stock unit awards outstanding at July 1, 2006	122,600	$14.01
     The fair value of the restricted stock units will be marked-to-market each reporting period through the date of settlement. On July 1, 2006, the fair value of these awards was based on our closing price of our common stock of $13.03.
     At July 1, 2006, the aggregate intrinsic value of stock-based awards outstanding and options exercisable was $8.9 million and $0.02 million, respectively. The intrinsic value of a stock-based award is the amount by which the market value of the underlying award exceeds the exercise price of the award. The intrinsic value of stock options exercised during the first six months of fiscal 2006 and for the first six months of fiscal 2005 were $4.5 million and $0.08 million, respectively.
3. Comprehensive Income
     The calculation of comprehensive income is as follows (in thousands):

	Second Quarter
	Period from	Period from
	April 2, 2006	April 3, 2005
	to	to
	July 1, 2006	July 2, 2005
Net income	$9,611	$7,751
Other comprehensive income:
Foreign currency translation, net of taxes	367	(137)
Effective portion of gain from cash flow hedge, net of taxes	394	—

Comprehensive income	$10,372	$7,614

	Six Months Ended
	Period from	Period from
	January 1, 2006	January 2, 2005
	to	to
	July 1, 2006	July 2, 2005
Net income	$19,405	$16,169
Other comprehensive income:
Foreign currency translation, net of taxes	340	(192)
Effective portion of gain from cash flow hedge, net of taxes	394	—

Comprehensive income	$20,139	$15,977

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
     Net periodic pension cost for our pension plans included the following:

	Second Quarter
	Period from April 2,	Period from April 3,
	2006 to July 1, 2006	2005 to July 2, 2005
	(In thousands)
Service cost	$672	$650
Interest cost on projected benefit obligation	1,011	970
Expected return on plan assets	(1,300)	(1,208)
Amortization of unrecognized prior service cost	1	—

Net periodic pension cost	$384	$412

	Six Months Ended
	Period from January 1,	Period from January 2,
	2006 to July 1, 2006	2005 to July 2, 2005
	(In thousands)
Service cost	$1,344	$1,300
Interest cost on projected benefit obligation	2,022	1,940
Expected return on plan assets	(2,600)	(2,416)
Amortization of unrecognized prior service cost	1	—

Net periodic pension cost	$767	$824

5. Revolving Credit Facility
     As of July 1, 2006, we had outstanding borrowings of $381 million and excess availability of $323 million under the terms of our revolving credit facility. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $255 million as long-term debt. The revolving credit facility contains customary negative covenants and restrictions for asset based loans, with which we are in compliance.
     On June 9, 2006, we reached an agreement with Wachovia Bank, National Association and the other signatories thereto to amend the terms of our existing revolving credit agreement. The Fourth Amendment to the Loan and Security Agreement dated June 9, 2006, among other things, clarifies the proper use of certain defined terms within the revolving credit agreement, provides necessary consent from the revolving lenders to amend the terms of our existing master lease and provides certain flexibility to us and our operating subsidiary for the transfer of excess proceeds provided by our new mortgage loan discussed in Note 6.
     As of July 1, 2006, we had outstanding letters of credit totaling $10.9 million, primarily for the purposes of securing collateral requirements under the casualty insurance programs for us and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.
     On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets (GSCM), to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap has a notional amount of $150 million and the terms call for us to receive interest monthly at a variable rate equal to 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap is designated as a cash flow hedge.
     We expect the hedge to be perfectly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap exactly match the critical terms of the variable rate revolving credit facility. In accordance with the provisions of SFAS 133 Accounting for Derivative Instruments and Hedging Activities, as amended, we will use the Hypothetical Derivative Method to measure hedge effectiveness. Fluctuations in the fair value of the ineffective portion of the cash flow hedge, if any, will be reflected in the current period earnings. There were no amounts recognized in earnings for the second quarter and first six months of fiscal 2006.
     At July 1, 2006, the fair value of the interest rate swap was an asset of $0.7 million and was included in “Other non-current assets” on the Condensed Consolidated Balance Sheet. Accumulated other comprehensive income at July 1, 2006 included the gain on the cash flow hedge (net of tax) of $0.4 million, which reflects the amount of comprehensive income recognized for the second quarter and first six months of fiscal 2006 in connection with the change in fair value of the swap.
6. Mortgage
     On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of the Company entered into a $295 million new mortgage loan with the German American Capital Corporation. The new mortgage has a term of ten years and is secured by 57 distribution facilities and one office building owned by the special purpose entities. The stated interest rate on the new mortgage is fixed at 6.35%. The German American Capital Corporation assigned half of its interest in the new mortgage loan to Wachovia Bank, National Association.
     Simultaneously with the execution of the new mortgage loan, we paid off in full our existing $165 million mortgage loan agreement with Column Financial, Inc. dated as of October 26, 2004. In connection with the termination of the existing mortgage loan, we recorded charges of $4.9 million, which includes unamortized debt financing costs of $3.2 million.
     The new mortgage loan requires interest-only payments for the first five years followed by level monthly payments of principal and interest based on an amortization period of thirty years. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2011	$1,511
2012	3,172
2013	3,437
2014	3,665
2015	3,908
Thereafter	$279,307
7. Related Party Transactions
Temporary Staffing Provider

     We use Tandem Staffing Solutions, or Tandem, an affiliate of Cerberus, as the temporary staffing company for our office located in Atlanta, Georgia. We incurred total expenses of $732,058 and $1,226,016 for the second quarter of fiscal 2006 and for the first six months of fiscal 2006, respectively.
     For the second quarter of fiscal 2005 and for the first six months of fiscal 2005, we incurred total expenses of $401,315 and $905,029, respectively.
     As of July 1, 2006 and December 31, 2005, we had accounts payable in the amount of $102,630 and $48,733 to Tandem, respectively.
     Consulting
     For the second quarter of fiscal 2006 and for the first six months of fiscal 2006, we incurred no expenses and $25,000 of expenses, respectively, for consulting services provided to us by consultants on retainer to Cerberus.
     For the second quarter of fiscal 2005 and for the first six months of fiscal 2005, we incurred expenses of $100,600.
     As of July 1, 2006 and December 31, 2005, we had accounts payable in the amount of $71,000 and $417,850 for these services, respectively.
     Overhead Expense Reimbursement
     We incurred total expenses related to reimbursements to Cerberus for various overhead expenses directly related to our business of $26,891 and $43,675 for the second quarter of fiscal 2005 and the first six months of fiscal 2005, respectively.
     As of July 1, 2006 and December 31, 2005, we had accounts payable related to these expenses of $5,286 and $70,100, respectively.
     Other SG&A
     We use ATC Associates, Inc. (ATC) and SBI Group (SBI), Cerberus affiliates, for real estate surveys and information technology consulting. These expenses totaled $138,800 and $139,450 for the second quarter of fiscal 2006 and for the first six months of fiscal 2006, respectively.
     For the second quarter of fiscal 2005 and for the first six months of fiscal 2005, we incurred expenses in the amount of $44,615 and $72,076, respectively.
     Information Systems
     We purchased software licenses and a three year maintenance agreement from SSA Global Technologies, Inc., a Cerberus affiliate. These payments were directly related to the transfer of our existing financial reporting software from Georgia-Pacific. These payments totaled $0 and $242,611 for the second quarter of fiscal 2005 and the first six months of fiscal 2005, respectively.
     There were no expenses related to SSA Global Technologies, Inc. for the first six months of 2006.
     Rental Car
     For the second quarter of fiscal 2006 and for the first six months of fiscal 2006, we incurred expenses for car rentals in the amount of $122,613 and $218,049, respectively. These services were provided by Alamo Rent-A-Car and National Car Rental, affiliates of Cerberus.
     For the second quarter of fiscal 2005 and for the first six months of fiscal 2005, we incurred expenses of $107,283 and $176,869, respectively.
     As of July 1, 2006 and December 31, 2005, we had accounts payable in the amount of $34,900 and $41,445, respectively, related to these expenses.

8. Commitments and Contingencies
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
     Collective Bargaining Agreements
     Approximately 33% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 8.6% of our work force will expire within one year.
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
9. Subsequent Events
     On August 8, 2006, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend is payable on September 29, 2006 to stockholders of record as of September 15, 2006.
     On August 7, 2006, we completed the acquisition of the Texas-based hardwood lumber distribution company, Austin Hardwoods, LTD (“Austin Hardwoods”). Austin Hardwoods had total sales of approximately $22 million during 2005. The acquisition expands our presence in the Southwest, and we believe it will enhance our ability to service industrial customers in certain local markets.
     On August 4, 2006, we reached an agreement with Wachovia Bank, National Association and the other signatories thereto to amend the terms of our existing revolving credit agreement. The Amended and Restated Loan and Security Agreement dated August 4, 2006, added certain of our operating company’s subsidiaries and affiliates to the credit agreement as borrowers and/or guarantors and also allows us to form future subsidiaries, if necessary, for structuring potential future acquisitions.
10. Unaudited Supplemental Condensed Consolidating Financial Statements
     The unaudited condensed consolidating financial information as of July 1, 2006 and December 31, 2005 and for the periods from April 2, 2006 to July 1, 2006 and April 3, 2005 to July 2, 2005 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our wholly-owned operating subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 31, 2005, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are sixty-one single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. Certain of the warehouse properties collateralize a mortgage loan and none of the properties are available to satisfy the debts and other obligations of either BlueLinx Corporation or us.
     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from April 2, 2006 to July 1, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,378,950	$5,556	$(5,556)	$1,378,950
Cost of sales	—	1,242,507	—	—	1,242,507

Gross profit	—	136,443	5,556	(5,556)	136,443

Operating expenses:
Selling, general and administrative	470	103,010	198	(5,556)	98,122
Depreciation and amortization	—	4,005	1,058	—	5,063

Total operating expenses	470	107,015	1,256	(5,556)	103,185

Operating income (loss)	(470)	29,428	4,300	—	33,258
Non-operating expenses:
Interest expense	—	8,599	3,663	—	12,262
Charges associated with mortgage refinancing	—	—	4,864	—	4,864
Other income, net	—	(56)	(13)	—	(69)

Income (loss) before provision for (benefit from) income taxes	(470)	20,885	(4,214)	—	16,201
Provision for (benefit from) income taxes	(183)	8,416	(1,643)	—	6,590
Equity in income of subsidiaries	9,898	—	—	(9,898)	—

Net income (loss)	$9,611	$12,469	$(2,571)	$(9,898)	$9,611

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from April 3, 2005 to July 2, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,486,976	$4,900	$(4,900)	$1,486,976
Cost of sales	—	1,371,295	—	—	1,371,295

Gross profit	—	115,681	4,900	(4,900)	115,681

Operating expenses:
Selling, general and administrative	450	92,283	115	(4,900)	87,948
Depreciation and amortization	—	3,482	1,075	—	4,557

Total operating expenses	450	95,765	1,190	(4,900)	92,505

Operating income (loss)	(450)	19,916	3,710	—	23,176
Non-operating expenses:
Interest expense	—	7,993	2,663	—	10,656
Other expense, net	—	224	—	—	224

Income (loss) before provision for (benefit from) income taxes	(450)	11,699	1,047	—	12,296
Provision for (benefit from) income taxes	(175)	4,313	407	—	4,545
Equity in income of subsidiaries	8,026	—	—	(8,026)	—

Net income (loss)	$7,751	$7,386	$640	$(8,026)	$7,751

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 1, 2006 to July 1, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,755,556	$10,455	$(10,455)	$2,755,556
Cost of sales	—	2,489,161	—	—	2,489,161

Gross profit	—	266,395	10,455	(10,455)	266,395

Operating expenses:
Selling, general and administrative	807	204,518	519	(10,455)	195,389
Depreciation and amortization	—	7,990	2,116	—	10,106

Total operating expenses	807	212,508	2,635	(10,455)	205,495

Operating income (loss)	(807)	53,887	7,820	—	60,900
Non-operating expenses:
Interest expense	—	16,666	6,793	—	23,459
Charges associated with new mortgage	—	—	4,864	—	4,864
Other expense (income), net	—	80	(68)	—	12

Income (loss) before provision for (benefit from) income taxes	(807)	37,141	(3,769)	—	32,565
Provision for (benefit from) income taxes	(315)	14,944	(1,469)	—	13,160
Equity in income of subsidiaries	19,897	—	—	(19,897)	—

Net income (loss)	$19,405	$22,197	$(2,300)	$(19,897)	$19,405

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 2, 2005 to July 2, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,838,595	$9,800	$(9,800)	$2,838,595
Cost of sales	—	2,603,586	—	—	2,603,586

Gross profit	—	235,009	9,800	(9,800)	235,009

Operating expenses:
Selling, general and administrative	883	188,093	207	(9,800)	179,383
Depreciation and amortization	—	6,649	2,151	—	8,800

Total operating expenses	883	194,742	2,358	(9,800)	188,183

Operating income (loss)	(883)	40,267	7,442	—	46,826
Non-operating expenses:
Interest expense	—	14,954	5,036	—	19,990
Other expense, net	—	353	—	—	353

Income (loss) before provision for (benefit from) income taxes	(883)	24,960	2,406	—	26,483
Provision for (benefit from) income taxes	(344)	9,720	938	—	10,314
Equity in income of subsidiaries	16,708	—	—	(16,708)	—

Net income (loss)	$16,169	$15,240	$1,468	$(16,708)	$16,169

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of July 1, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$27,141	$5	$—	$27,146
Receivables, net	—	469,121	—	—	469,121
Inventories, net	—	532,161	—	—	532,161
Deferred income taxes	—	7,737	—	(181)	7,556
Other current assets	482	44,198	—	—	44,680
Intercompany receivable	315	—	1,939	(2,254)	—

Total current assets	797	1,080,358	1,944	(2,435)	1,080,664

Property, plant and equipment:
Land and land improvements	—	2,373	54,161	—	56,534
Buildings	—	4,373	89,347	—	93,720
Machinery and equipment	—	57,177	—	—	57,177
Construction in progress	—	1,314	—	—	1,314

Property, plant and equipment, at cost	—	65,237	143,508	—	208,745
Accumulated depreciation	—	(21,354)	(9,114)	—	(30,468)

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Property, plant and equipment, net	—	43,883	134,394	—	178,277
Investment in subsidiaries	199,272	—	—	(199,272)	—
Deferred income taxes	—	1,625	—	(1,625)	—
Other non-current assets	—	21,178	6,224	—	27,402

Total assets	$200,069	$1,147,044	$142,562	$(203,332)	$1,286,343

Liabilities :
Current liabilities:
Accounts payable	$20	$313,251	$598	$—	$313,869
Bank overdrafts	—	59,358	—	—	59,358
Accrued compensation	—	10,402	—	—	10,402
Current maturities of long-term debt	—	126,362	—	—	126,362
Deferred income taxes	181	—	—	(181)	—
Other current liabilities	—	11,257	273	—	11,530
Intercompany payable	—	1,939	315	(2,254)	—

Total current liabilities	201	522,569	1,186	(2,435)	521,521

Non-current liabilities :
Long-term debt	—	255,000	295,000	—	550,000
Deferred income taxes	—	—	2,934	(1,625)	1,309
Other long-term liabilities	—	13,645	—	—	13,645

Total liabilities	201	791,214	299,120	(4,060)	1,086,475

Shareholders’ Equity/Parent’s Investment	199,868	355,830	(156,558)	(199,272)	199,868

Total liabilities and equity	$200,069	$1,147,044	$142,562	$(203,332)	$1,286,343

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 31, 2005 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$13	$24,307	$—	$—	$24,320
Receivables, net	—	399,093	—	—	399,093
Inventories, net	—	473,068	—	—	473,068
Deferred income taxes	—	7,069	—	(391)	6,678
Other current assets	1,003	43,906	—	—	44,909
Intercompany receivable	683	1,578	—	(2,261)	—

Total current assets	1,699	949,021	—	(2,652)	948,068

Property, plant and equipment:
Land and land improvements	—	2,360	54,161	—	56,521
Buildings	—	4,034	89,347	—	93,381
Machinery and equipment	—	54,200	—	—	54,200
Construction in progress	—	2,350	—	—	2,350

Property, plant and equipment, at cost	—	62,944	143,508	—	206,452
Accumulated depreciation	—	(15,405)	(6,998)	—	(22,403)

Property, plant and equipment, net	—	47,539	136,510	—	184,049
Investment in subsidiaries	184,177	—	—	(184,177)	—
Deferred income taxes	—	1,311	—	(1,311)	—
Other non-current assets	—	21,532	3,991	—	25,523

Total assets	$185,876	$1,019,403	$140,501	$(188,140)	$1,157,640

Liabilities:
Current liabilities:
Accounts payable	$55	$326,949	$—	$—	$327,004
Bank overdrafts	—	62,392	—	—	62,392
Accrued compensation	—	13,494	—	—	13,494
Current maturities of long-term debt	—	—	—	—	—
Deferred income taxes	391	—	—	(391)	—
Other current liabilities	—	12,835	2,360	—	15,195
Intercompany payable	1,578	—	683	(2,261)	—

Total current liabilities	2,024	415,670	3,043	(2,652)	418,085

Non-current liabilities:
Long-term debt	—	375,850	165,000	—	540,850

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Deferred income taxes	—	—	3,222	(1,311)	1,911
Other long-term liabilities	—	12,117	825	—	12,942

Total liabilities	2,024	803,637	172,090	(3,963)	973,788

Shareholders’ Equity/Parent’s Investment	183,852	215,766	(31,589)	(184,177)	183,852

Total liabilities and equity	$185,876	$1,019,403	$140,501	$(188,140)	$1,157,640

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 1, 2006 to July 1, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$19,405	$22,197	$(2,300)	$(19,897)	$19,405
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	7,990	2,116	—	10,106
Amortization of debt issue costs	—	988	421	—	1,409
Charges associated with mortgage refinancing	—	—	4,864	—	4,864
Deferred income tax benefit	(210)	(1,235)	(288)	—	(1,733)
Stock-based compensation	38	1,208	—	—	1,246
Equity in earnings of subsidiaries	(19,897)	—	—	19,897	—
Changes in assets and liabilities:
Receivables	—	(70,028)	—	—	(70,028)
Inventories	—	(59,093)	—	—	(59,093)
Accounts payable	(35)	(13,698)	—	—	(13,733)
Changes in other working capital	521	(4,962)	(1,937)	—	(6,378)
Intercompany receivable	368	1,578	(1,939)	(7)	—
Intercompany payable	(1,578)	1,939	(368)	7	—
Other	—	365	133	—	498

Net cash provided by (used in) operating activities	(1,388)	(112,751)	702	—	(113,437)

Cash flows from investing activities:
Investment in subsidiaries	6,709	—	—	(6,709)	—
Property, plant and equipment investments	—	(2,785)	—	—	(2,785)
Proceeds from sale of assets	—	332	—	—	332

Net cash provided by (used in) investing activities	6,709	(2,453)	—	(6,709)	(2,453)

Cash flows from financing activities:
Net transactions with Parent	—	115,960	(122,669)	6,709	—
Proceeds from stock options exercised	1,483	—	—	—	1,483
Excess tax benefits from stock-based compensation	863	—	—	—	863
Net increase in revolving credit facility	—	5,512	—	—	5,512
Proceeds from new mortgage	—	—	295,000	—	295,000
Debt financing costs	—	(400)	(5,553)	—	(5,953)
Retirement of old mortgage	—	—	(165,000)	—	(165,000)
Prepayment fees associated with old mortgage	—	—	(2,475)	—	(2,475)
Decrease in bank overdrafts	—	(3,034)	—	—	(3,034)
Common dividends paid	(7,680)	—	—	—	(7,680)

Net cash provided by (used in) financing activities	(5,334)	118,038	(697)	6,709	118,716

Increase (decrease) in cash	(13)	2,834	5	—	2,826
Balance, beginning of period	13	24,307	—	—	24,320

Balance, end of period	$—	$27,141	$5	$—	$27,146

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 2, 2005 to July 2, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$16,169	$15,240	$1,468	$(16,708)	$16,169
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	6,649	2,151	—	8,800
Amortization of debt issue costs	—	1,322	571	—	1,893
Deferred income tax benefit	—	(811)	(500)	—	(1,311)
Stock-based compensation	—	1,370	—	—	1,370
Equity in earnings of subsidiaries	(16,708)	—	—	16,708	—
Changes in assets and liabilities:
Receivables	—	(145,817)	—	—	(145,817)
Inventories	—	14,098	—	—	14,098
Accounts payable	(1,070)	65,946	—	—	64,876
Changes in other working capital	673	(19,088)	969	—	(17,446)
Intercompany receivable	(177)	4,012	1,448	(5,283)	—
Intercompany payable	(4,012)	(1,448)	177	5,283	—
Other	—	393	229	—	622

Net cash provided by (used in) operating activities	(5,125)	(58,134)	6,513	—	(56,746)

Cash flows from investing activities:
Investment in subsidiaries	4,030	—	—	(4,030)	—
Property, plant and equipment investments	—	(6,323)	—	—	(6,323)
Proceeds from sale of assets	—	650	—	—	650

Net cash provided by (used in) investing activities	4,030	(5,673)	—	(4,030)	(5,673)

Cash flows from financing activities:
Net transactions with Parent	—	2,483	(6,513)	4,030	—
Issuance of common stock, net	8,600	—	—	—	8,600
Proceeds from stock option exercises	38	—	—	—	38
Net increase in revolving credit facility	—	62,492	—	—	62,492
Increase in bank overdrafts	—	10,460	—	—	10,460
Common dividends paid	(7,546)	—	—	—	(7,546)

Net cash provided by (used in) financing activities	1,092	75,435	(6,513)	4,030	74,044

Increase (decrease) in cash	(3)	11,628	—	—	11,625
Balance, beginning of period	3	15,569	—	—	15,572

Balance, end of period	$—	$27,197	$—	$—	$27,197

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
Overview
     Background
     We are a leading distributor of building products in the United States. We distribute over 10,000 products to approximately 12,000 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 57% of our second quarter of fiscal 2006 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 43% of our second quarter of fiscal 2006 gross sales.
     Recent Developments
     On August 8, 2006, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend is payable on September 29, 2006 to stockholders of record as of September 15, 2006.
     On August 7, 2006, we completed the acquisition of the Texas-based hardwood lumber distribution company, Austin Hardwoods, LTD (“Austin Hardwoods”). Austin Hardwoods had total sales of approximately $22 million during 2005. The acquisition expands our presence in the Southwest, and we believe it will enhance our ability to service industrial customers in certain local markets.
     On August 4, 2006, we reached an agreement with Wachovia Bank, National Association and the other signatories thereto to amend the terms of our existing revolving credit agreement. The Amended and Restated Loan and Security Agreement dated August 4, 2006, added certain of our operating company’s subsidiaries and affiliates to the credit agreement as borrowers and/or guarantors and also allows us to form future subsidiaries, if necessary, for structuring potential future acquisitions.
     Supply Agreement with Georgia-Pacific

     On May 7, 2004, we entered into a multi-year supply agreement with Georgia-Pacific. Under the agreement, we have exclusive distribution rights for certain products and certain customer segments. Georgia-Pacific is our largest vendor, with Georgia-Pacific products representing approximately 28% of our purchases during fiscal 2005.
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
     The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the second quarter of fiscal 2006, the second quarter of fiscal 2005, the first six months of fiscal 2006, the first six months of fiscal 2005, fiscal 2005 and fiscal 2004 (the 2004 financial results reflect the combined results of BlueLinx Holdings Inc. and the Distribution Division for the applicable period).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2006	Q2 2005	2006 YTD	2005 YTD	2005	2004
			(Dollars in millions)
			(Unaudited)
Sales by Category
Structural Products(1)	$799	$960	$1,612	$1,822	$3,548	$3,656
Specialty Products(1)	603	543	1,184	1,044	2,143	1,960
Unallocated Allowances and Adjustments	(23)	(16)	(40)	(27)	(69)	(58)

Total Sales	$1,379	$1,487	$2,756	$2,839	$5,622	$5,558

Sales Variances
Unit Volume $ Change	$(56)	$73	$11	$115	$216	$351
Price/Other(2)	(52)	(147)	(94)	(117)	(152)	935

Total $ Change	$(108)	$(74)	$(83)	$(2)	$64	$1,286

Unit Volume % Change	(3.8)%	4.6%	0.4%	4.0%	3.9%	8.2%
Price/Other(2)	(3.5)%	(9.3)%	(3.3)%	(4.1)%	(2.8)%	21.9%

Total % Change	(7.3)%	(4.7)%	(2.9)%	(0.1)%	1.1%	30.1%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural product instead of specialty product. Fiscal 2005 and 2004 Sales by Category have been adjusted to reclassify sales of rebar/remesh from Specialty Products sales to Structural Products sales. This reclassification has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts.
     The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product category, in each case for the second quarter of fiscal 2006, the second quarter of fiscal 2005, the first six months of fiscal 2006, the first six months of fiscal 2005, fiscal 2005 and fiscal 2004 (the 2004 financial results reflect the combined results of BlueLinx Holdings Inc. and the Distribution Division for the applicable period).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2006	Q2 2005	2006 YTD	2005 YTD	2005	2004
			(Dollars in millions)
			(Unaudited)
Gross Margin $’s by Category
Structural Products(1)	$55	$51	$111	$112	$246	$310
Specialty Products(1)	87	70	167	133	284	280
Other (2)	(6)	(5)	(12)	(10)	(18)	(29)

Total Gross Margin $’s	$136	$116	$266	$235	$512	$561

Gross Margin %’s by Category
Structural Products	7.0%	5.3%	6.9%	6.1%	6.9%	8.5%
Specialty Products	14.4%	12.9%	14.1%	12.7%	13.3%	14.3%
Other (2)	NA	NA	NA	NA	NA	NA

Total Gross Margin %’s	9.9%	7.8%	9.7%	8.3%	9.1%	10.1%

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2006	Q2 2005	2006 YTD	2005 YTD	2005	2004
			(Unaudited)
Unit Volume Growth by Product Category
Structural Products	(11.3)%	6.6%	(6.3)%	5.5%	3.2%	8.6%
Specialty Products	9.6%	0.5%	12.1%	1.1%	5.1%	7.6%

Total Unit Volume Growth %’s	(3.8)%	4.6%	0.4%	4.0%	3.9%	8.2%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural product instead of specialty product. Fiscal 2005 and 2004 Sales by Category have been adjusted to reclassify sales of rebar/remesh from Specialty Products sales to Structural Products sales. This reclassification has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts.
     The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the second quarter of fiscal 2006, the second quarter of fiscal 2005, the first six months of fiscal 2006, the first six months of fiscal 2005, fiscal 2005 and fiscal 2004 (the 2004 financial results reflect the combined results of BlueLinx Holdings Inc. and the Distribution Division for the applicable period).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2006	Q2 2005	2006 YTD	2005 YTD	2005	2004
			(Dollars in millions)
			(Unaudited)
Sales by Channel
Warehouse/Reload	$918	$980	$1,800	$1,857	$3,704	$3,819
Direct	484	523	996	1,009	1,987	1,797
Unallocated Allowances and Adjustments	(23)	(16)	(40)	(27)	(69)	(58)

Total	$1,379	$1,487	$2,756	$2,839	$5,622	$5,558

Gross Margin by Channel
Warehouse/Reload	$114	$95	$224	$199	$429	$489
Direct	28	26	54	46	101	101
Unallocated Allowances and Adjustments	(6)	(5)	(12)	(10)	(18)	(29)

Total	$136	$116	$266	$235	$512	$561

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2006	Q2 2005	2006 YTD	2005 YTD	2005	2004
			(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	12.4%	9.7%	12.4%	10.7%	11.6%	12.8%
Direct	5.8%	5.0%	5.4%	4.6%	5.1%	5.6%
Unallocated Allowances and Adjustments	(0.4)%	(0.3)%	(0.4)%	(0.4)%	(0.3)%	(0.5)%

Total	9.9%	7.8%	9.7%	8.3%	9.1%	10.1%

Fiscal Year
     Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal years 2005 and 2004 contain 52 weeks.
Results of Operations
     Second Quarter of Fiscal 2006 Compared to Second Quarter of Fiscal 2005

     The following table sets forth our results of operations for the second quarter of fiscal 2006 and second quarter of fiscal 2005.

	Period		Period
	from		from
	April 2, 2006	% of	April 3, 2005	% of
	to	Net	to	Net
	July 1, 2006	Sales	July 2, 2005	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,378,950	100.0%	$1,486,976	100.0%
Gross profit	136,443	9.9%	115,681	7.8%
Selling, general & administrative	98,122	7.1%	87,948	5.9%
Depreciation and amortization	5,063	0.4%	4,557	0.3%

Operating income	33,258	2.4%	23,176	1.6%
Interest expense, net	12,262	0.9%	10,656	0.7%
Charges associated with mortgage refinancing	4,864	0.4%	—	0.0%
Other (income) expense, net	(69)	0.0%	224	0.0%

Income before provision for income taxes	16,201	1.2%	12,296	0.8%
Income tax provision	6,590	0.5%	4,545	0.3%

Net income	$9,611	0.7%	$7,751	0.5%

     Net Sales. For the second quarter of fiscal 2006, net sales decreased by 7.3%, or $108 million, to $1.4 billion. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) increased by $60 million or 11% compared to the second quarter of fiscal 2005. The increase was driven by a 9.6% growth in unit volume, reflecting our continuing strategic focus on growing specialty product sales to be a larger portion of our business. Lane Stanton Vance (“LSV”), the specialty hardwoods distributor we acquired in July 2005, contributed 2.6 percentage points of the total specialty unit volume growth. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $161 million, or 16.8% from a year ago, primarily as a result of lower prices, and a 11.3% decrease in unit volume and lower prices.
     Gross Profit. Gross profit for the second quarter of fiscal 2006 was $136 million, or 9.9% of sales, compared to $116 million, or 7.8% of sales, in the prior year period. The increase in gross profit of $20.8 million or 17.9% compared to the second quarter of fiscal 2005 was driven primarily by an increase in specialty product margins from 12.9% in the second quarter of fiscal 2005 to 14.4% in the second quarter of fiscal 2006, and by effective management of structural product gross margins, which increased to 7.0% in the second quarter of 2006, from 5.3% in the same period a year ago.
     Selling, general and administrative. Selling, general and administrative expenses for the second quarter of fiscal 2006 were $98.1 million, or 7.1% of net sales, compared to $87.9 million, or 5.9% of net sales, during the second quarter of fiscal 2005. Excluding expenses associated with acquired operations, selling, general and administrative expenses for the second quarter of fiscal 2006 were $94.4 million. The increase in selling, general and administrative expenses was primarily the result of higher payroll related costs and sales promotions costs.
     Depreciation and Amortization. Depreciation and amortization expense totaled $5.1 million for the second quarter of fiscal 2006, compared with $4.6 million for the second quarter of fiscal 2005. The increase in depreciation and amortization is primarily due to capital expenditures for mobile equipment, consisting of trucks, trailers, forklifts and automobiles.
     Operating Income. Operating income for the second quarter of fiscal 2006 was $33.3 million, or 2.4% of sales, compared to $23.2 million, or 1.6% of sales, in the second quarter of fiscal 2005, reflecting the increase in gross profit, partially offset by higher variable operating expenses.
     Interest expense, net. Interest expense totaled $12.3 million, up $1.6 million from the prior year reflecting higher interest rates partially offset by lower debt levels. Interest expense related to our revolving credit facility, old mortgage and new mortgage was $8.2 million, $2.2 million and $1.2 million, respectively, during this period. Interest expense totaled $10.7 million for the second quarter of fiscal 2005. Interest expense related to our revolving credit facility and mortgage was $7.5 million and $2.2 million, respectively, for this period. In addition, interest expense included $0.7 million and $1.0 million of debt issue cost amortization for the second quarter of fiscal 2006 and for the second quarter of fiscal 2005, respectively.
     On June 9, 2006, our existing mortgage loan was paid off in full and replaced with a new mortgage loan. In connection with this transaction, we incurred charges of $4.9 million, which includes the write-off of unamortized debt financing costs of $3.2 million.
     Provision for Income Taxes. The effective tax rate was 40.7% and 37.0% for the second quarter of fiscal 2006 and the second quarter of fiscal 2005, respectively. The increase in the effective tax rate is due to the recognition of a tax credit of $515,000 related to the 2004 tax year during the second quarter of fiscal 2005, upon the approval of the State of Georgia. Excluding this credit, the effective tax rate during the second quarter of fiscal 2005 would have been 41.2%.
     Net Income. Net income for the second quarter of fiscal 2006 was $9.6 million compared to net income of $7.8 million for the second quarter of fiscal 2005.

     On a per-share basis, basic and diluted income applicable to common stockholders for the second quarter of fiscal 2006 were each $0.31. Basic and diluted earnings per share for the second quarter of 2005 were $0.26 and $0.25, respectively.
Year to Date Fiscal 2006 Compared to Year to Date Fiscal 2005
     The following table sets forth our results of operations for the first six months of fiscal 2006 and the first six months of fiscal 2005.

	Period		Period
	from		from
	January 1, 2006	% of	January 2, 2005	% of
	to	Net	to	Net
	July 1, 2006	Sales	July 2, 2005	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$2,755,556	100.0%	$2,838,595	100.0%
Gross profit	266,395	9.7%	235,009	8.3%
Selling, general & administrative	195,389	7.1%	179,383	6.3%
Depreciation and amortization	10,106	0.4%	8,800	0.3%

Operating income	60,900	2.2%	46,826	1.6%
Interest expense, net	23,459	0.9%	19,990	0.7%
Charges associated with mortgage refinancing	4,864	0.2%	—	0.0%
Other expense, net	12	0.0%	353	0.0%

Income before provision for income taxes	32,565	1.2%	26,483	0.9%
Income tax provision	13,160	0.5%	10,314	0.4%

Net income	$19,405	0.7%	$16,169	0.6%

     Net Sales. For the first six months of fiscal 2006, net sales decreased by 2.9%, or $83.0 million, to $2.8 billion. The decrease of $83.0 million was primarily attributable to price decreases amounting to $94.0 million, as a result of lower structural product pricing, offset by unit volume increases of $11.0 million. Structural product sales fell 11.5% during the six months, to $1.6 billion, while sales for specialty products increased 13.4%, to $1.2 billion.
     Gross Profit. Gross profit for the first six months of fiscal 2006 was $266 million compared to $235 million in the prior year period. The increase in gross profit of $31.4 million or 13.4% compared to the first six months of fiscal 2005 was driven primarily by an increase in specialty product margins from 12.7% in the first six months of fiscal 2005 to 14.1% in the first six months of fiscal 2006. In addition, structural product margins increased to 6.9% from 6.1% in the same period a year ago.
     Selling, general and administrative. Selling, general and administrative expenses for first six months of fiscal 2006 were $195 million, or 7.1% of net sales, compared to $179 million, or 6.3% of net sales, during the first six months of fiscal 2005. Excluding expenses associated with acquired operations, selling, general and administrative expenses for the first six months of fiscal 2006 were $188 million. The increase in selling, general and administrative expenses was primarily the result of higher payroll related costs and sales promotions costs.
     Depreciation and Amortization. Depreciation and amortization expense totaled $10.1 million for the first six months of fiscal 2006, while depreciation and amortization expense totaled $8.8 million for first six months of fiscal 2005. The increase in depreciation and amortization is primarily due to capital expenditures for mobile equipment consisting of trucks, trailers, forklifts and automobiles.
     Operating Income. Operating income for the first six months of fiscal 2006 was $60.9 million, or 2.2% of sales, versus $46.8 million, or 1.6% of sales, in the first six months of fiscal 2005, reflecting the increase in gross profit, partially offset by higher variable operating expenses.
     Interest Expense, net. Interest expense totaled $23.5 million for the first six months of fiscal 2006, which includes debt issue cost amortization of $1.4 million. Interest expense related to our revolving credit facility, old mortgage and new mortgage was $15.9 million, $5.0 million and $1.2 million, respectively, for the first six months of fiscal 2006. Interest expense totaled $19.9 million for the first six months of fiscal 2005. Interest expense related to our revolving credit facility and mortgage was $13.8 million and $4.2 million, respectively. Interest expense included $1.9 million of debt issue cost amortization for the first six months of fiscal 2005.
     Additionally, the second quarter of fiscal 2006 included charges of $4.9 million associated with the mortgage refinancing, which includes the write-off of unamortized debt financing costs of $3.2 million.

     Provision for Income Taxes. The effective tax rate was 40.4% and 38.9% for the first six months of fiscal 2006 and the first six months of fiscal 2005, respectively. The increase in the effective tax rate is due to the recognition of a tax credit of $515,000 related to the 2004 tax year, during the second quarter of fiscal 2005, upon the approval of the State of Georgia. Excluding this credit, the effective tax rate during the second quarter of fiscal 2005 would have been 40.9%.
     Net Income. Net income for the first six months of fiscal 2006 was $19.4 million compared to net income of $16.2 million for the first six months of fiscal 2005.
     On a per-share basis, basic and diluted income applicable to common stockholders for the first six months of fiscal 2006 were $0.64 and $0.63, respectively. Basic and diluted earnings per share for the first six months of 2005 were $0.54 and $0.53, respectively.
Seasonality
     We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters due primarily to the impact of poor weather on the construction market. Our second and third quarters are typically our strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. Our working capital generally peaks in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season. We expect these trends to continue for the foreseeable future.
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
     The following tables indicate our working capital and cash flows for the periods indicated.

	July 1,	December 31,
	2006	2005
	(Dollars in thousands)
	(Unaudited)
Working capital	$559,143	$529,983

	Period from	Period from
	January 1,	January 2,
	2006 to	2005 to
	July 1,	July 2,
	2006	2005
	(Dollars in thousands)
	(Unaudited)
Cash flows used for operating activities	$(113,437)	$(56,746)
Cash flows used for investing activities	(2,453)	(5,673)
Cash flows provided by financing activities	$118,716	$74,044
     Working Capital
     Working capital increased by $29.2 million to $559 million at July 1, 2006, primarily as a result of increases in accounts receivable of $70.0 million and inventory of $59.1 million, respectively, and a decrease in accounts payable of $13.1 million. These working capital increases were partially offset by an increase in current maturities of long-term debt of $126 million. Additionally, cash increased from $24.3 million on December 31, 2005 to $27.1 million at July 1, 2006. The $27.1 million of cash on our balance sheet at

July 1, 2006 primarily reflects customer remittances received in our lock boxes on Friday and Saturday that were not available until Monday, which is part of the following fiscal period.
     Operating Activities
     During the first six months of fiscal 2006 and fiscal 2005, cash flows used in operating activities totaled $113 million and $56.7 million, respectively. The increase of $56.7 million in cash flows used in operating activities was primarily the result of a higher use of cash related to changes in working capital of $149 million for the first six months of fiscal 2006 compared to $84.3 million for the first six months of fiscal 2005. This increase was partially offset by an increase of $8.4 million in net income, as adjusted, from $26.9 to $35.3 million. Adjustments included depreciation and amortization, debt issue cost amortization, charges associated with mortgage refinancing costs, deferred income tax benefit and stock-based compensation.
     Investing Activities
     During the first six months of fiscal 2006 and fiscal 2005, cash flows used in investing activities totaled $2.5 million and $5.7 million, respectively.
     During the first six months of fiscal 2006 and fiscal 2005, our expenditures for property and equipment were $2.8 million and $6.3 million, respectively. These expenditures were primarily for mobile equipment consisting of trucks, trailers, forklifts and sales force automobiles.
     Proceeds from the sale of property and equipment totaled $0.3 million and $0.7 million for the first six months of fiscal 2006 and fiscal 2005, respectively.
     Financing Activities
     Net cash provided by financing activities was $119 million during the first six months of fiscal 2006 compared to $74 million during the first six months of fiscal 2005. The $44.8 million increase in cash provided by financing activities was primarily driven by proceeds from the new mortgage and stock option exercises, in the amount of $295 million and $1.5 million, respectively. These increases were partially offset by the retirement of the old mortgage of $165 million. In addition, there were decreases in the revolving credit facility, common stock issuances and bank overdrafts of $57.0 million, $8.6 million and $13.5 million, respectively. Debt financing costs and prepayment fees associated with the old mortgage in the first six months of fiscal 2006 totaled $6.0 million and $2.5 million, respectively.
     We paid dividends to our common stockholders in the aggregate amount of $7.7 million and $7.5 million in the first six months of fiscal 2006 and the first six months of fiscal 2005, respectively.
     Debt and Credit Sources
     On May 7, 2004, our operating subsidiary entered into a revolving credit facility. As of July 1, 2006, advances outstanding under the revolving credit facility were approximately $381 million. Borrowing availability was approximately $323 million and outstanding letters of credit on this facility were approximately $10.9 million. As of July 1, 2006, the interest rate on outstanding balances under the revolving credit facility was 6.82%. For the second quarter and first six months of fiscal 2006, interest expense related to the revolving credit facility was $8.2 million and $15.9 million, respectively. For the second quarter and first six months of fiscal 2005, interest expense related to the revolving credit facility was $7.5 million and $13.8 million, respectively.
     On June 9, 2006, we reached an agreement with Wachovia Bank, National Association and the other signatories thereto to amend the terms of our existing revolving credit agreement. The Fourth Amendment to the Loan and Security Agreement dated June 9, 2006, among other things, clarifies the proper use of certain defined terms within the revolving credit agreement, provides necessary consent from the revolving lenders to amend the terms of our existing master lease and provides certain flexibility to us and our operating subsidiary for the transfer of excess proceeds provided by our new mortgage loan.
     On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of the Company entered into a $295 million new mortgage loan with the German American Capital Corporation. The new mortgage has a term of ten years and is secured by 57 distribution facilities and one office building owned by the special purpose entities. The stated interest rate on the new mortgage is fixed at 6.35%. The German American Capital Corporation assigned half of its interest in the new mortgage loan to Wachovia Bank, National Association.

     On June 12, 2006, the Company entered into an interest rate swap agreement with Goldman Sachs Capital Markets (GSCM), to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap has a notional amount of $150 million and the terms call for us to receive interest monthly at a variable rate equal to the 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap is designated as a cash flow hedge.
     We expect the hedge to be perfectly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap exactly match the critical terms of the variable rate revolving credit facility. In accordance with the provisions of SFAS 133 Accounting for Derivative Instruments and Hedging Activities, as amended, we will use the Hypothetical Derivative Method to measure hedge effectiveness. Fluctuations in the fair value of the ineffective portion of the cash flow hedge, if any, will be reflected in the current period earnings. There were no amounts recognized in earnings for the second quarter and first six months of fiscal 2006.
     At July 1, 2006, the fair value of the interest rate swap was an asset of $0.7 million and was included in “Other non-current assets” on the Condensed Consolidated Balance Sheet. Accumulated other comprehensive income at July 1, 2006 included the gain on the cash flow hedge (net of tax) of $0.4 million, which reflects the amount of comprehensive income recognized for the second quarter and first six months of fiscal 2006 in connection with the change in fair value of the swap.
     Contractual Obligations
     On June 9, 2006, certain special purpose entities that are our wholly-owned subsidiaries entered into a $295 million new mortgage loan with the German American Capital Corporation. The new mortgage has a term of ten years and is secured by 57 distribution facilities and one office building owned by the special purpose entities. The stated interest rate on the new mortgage is fixed at 6.35%.
     The new mortgage loan requires interest-only payments for the first five years followed by level monthly payments of principal and interest based on an amortization period of thirty years. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2011	$1,511
2012	3,172
2013	3,437
2014	3,665
2015	3,908
Thereafter	$279,307
     The Company’s existing $165 million mortgage loan agreement was paid off in full. In connection with the termination of the existing mortgage loan, the Company recorded charges of $4.9 million.
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
     Allowance for Doubtful Accounts and Related Reserves
     We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At July 1, 2006 and December 31, 2005 these allowances totaled $11.2 million and $10.9 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for each of the reported periods.
     Inventories
     Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. The market value of our inventory exceeded its cost at July 1, 2006 and December 31, 2005.
     Additionally, we maintain a reserve for the estimated value of impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past six months or has turn days in excess of 365 days. At July 1, 2006 and December 31, 2005, our damaged and inactive inventory reserves totaled $3.8 million and $2.7 million, respectively. Adjustments to earnings resulting from revisions to inactive estimates have been insignificant.
     Consideration Received from Vendors
     Each year, we enter into agreements with many of our vendors providing for purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At July 1, 2006, and December 31, 2005, the vendor rebate receivable totaled $10.4 million and $13.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for each of the reported periods.
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
Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.
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
     Effective January 1, 2006, we began following SFAS 154, which did not have an impact on our results of operations for the second quarter or first six months of fiscal 2006.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123, as amended. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, as amended. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123R is effective for fiscal year 2006.
     SFAS No. 123R permits public companies to adopt its requirements using one of two methods:
     1. A “modified prospective method” in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on SFAS No. 123, as amended, for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.
     2. A “modified retrospective method” which includes the requirements of the modified prospective method described above, but also permits entities to restate the amounts previously recognized under SFAS No. 123, as amended, for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods in the year of adoption.
     We adopted SFAS No. 123R using the modified prospective method. The adoption of SFAS No. 123R did not have a material impact on our results of operations.
     Compensation expense arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of July 1, 2006, there was $7.4 million, $2.0 million and $1.6 million of total unrecognized compensation expense related to stock options, restricted stock and restricted stock units, respectively. The unrecognized compensation expense for stock options is expected to be recognized over a period of 3.86 years. For restricted stock and restricted stock units, the unrecognized compensation expense will be recognized over a period of 3.08 years.
     For the second quarter of fiscal 2006 and for the first six months of fiscal 2006, our total stock-based compensation expense was $0.7 million and $1.2 million, respectively.

     During the second quarter of fiscal 2005 and for the first six months of fiscal 2005, our total stock-based compensation expense was $0.5 million and $1.4 million, respectively.
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
     Effective January 1, 2006, we began following SFAS 151, which did not have an impact on our results of operations for the second quarter or first six months of fiscal 2006.
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, other than those discussed below.
     On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million new mortgage loan with the German American Capital Corporation. The new mortgage has a term of ten years and a fixed interest rate of 6.35%. By entering in this new mortgage, we will insulate ourselves from changes in market interest rates.
     On June 12, 2006, the Company entered into an interest rate swap agreement with Goldman Sachs Capital Markets (GSCM), to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap has a notional amount of $150 million and the terms call for us to receive interest monthly at a variable rate equal to 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap is designated as a cash flow hedge.
     We expect the hedge to be perfectly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap exactly match the critical terms of the variable rate revolving credit facility. The interest rate swap has the effect of fixing the interest rate on a $150 million LIBOR strip.
     Additionally, interest is capped pursuant to a rate cap agreement that caps 30-day LIBOR exposure at 6.0% on $165 million of our variable rate revolving credit facility. The interest rate cap agreement expires in November 2007. Fluctuations in the fair value of the interest rate cap agreement will be recognized in current period earnings.
     An increase of 100 basis points in market interest rates would increase annual interest expense by approximately $1.8 million. A decrease of 100 basis points in market interest rates would decrease annual interest expense by approximately $2.3 million.
     ITEM 4. CONTROLS AND PROCEDURES
     Our management performed an evaluation, as of the end of the period covered by this report on Form 10-Q, under the supervision of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act.
     There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
     During the quarter ended July 1, 2006, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

     ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC.
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 12, 2006 we held our annual meeting of stockholders, at which time our stockholders voted on (1) the election of ten directors to serve on the our board of directors for a one-year term that will expire at the annual meeting of shareholders in 2007 or until their successors are duly elected and qualified, (2) the approval of the BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan, and (3) ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm. Proxies were solicited for the annual meeting pursuant to Regulation 14A of the Exchange Act. A total of 27,138,078 shares of our common stock were represented by proxy at the meeting, representing 88.5% of the shares eligible to vote. The results of the voting are set forth below.
1.	Election of directors to serve on our board of directors:

NAME	VOTES FOR	VOTES WITHHELD
Jeffrey J. Fenton	23,570,603	3,567,475
Richard S. Grant	26,870,895	267,182
Stephen E. Macadam	23,789,316	3,348,762
Richard B. Marchese	26,865,706	272,372
Steven F. Mayer	23,789,907	3,348,171
Charles H. McElrea	23,789,100	3,348,978
Alan H. Schumacher	26,866,006	272,072
Mark A. Suwyn	23,569,403	3,568,675
Lenard B. Tessler	23,790,407	3,347,671
Robert G. Warden	23,833,032	3,305,046
2.	The approval of the BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan:

VOTES FOR	VOTES AGAINST	ABSTAIN
24,070,016	325,766	14,900
3.	Ratification of appointment of Ernst & Young LLP as our independent registered public accounting firm:

VOTES FOR	VOTES AGAINST	ABSTAIN
27,125,178	8,828	4,072
     ITEM 5. OTHER INFORMATION
     On August 4, 2006, our operating company reached an agreement with Wachovia Bank, National Association (“Wachovia”) and the other signatories thereto to amend the terms of its existing revolving credit agreement (the “Revolving Credit Agreement”). The Amended and Restated Loan and Security Agreement dated August 4, 2006, added certain of our operating company’s subsidiaries and affiliates to the credit agreement as borrowers and/or guarantors and also allows us to form future subsidiaries if necessary for structuring potential future acquisitions.
     The foregoing description of the Fourth Amendment to the Loan and Security Agreement is qualified in its entirety by reference to a copy of the Agreement attached hereto as Exhibit 10.1.

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	The Amended and Restated Loan and Security Agreement dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.

(Registrant)

Date: August 9, 2006	/s/ David J. Morris

David J. Morris
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	The Amended and Restated Loan and Security Agreement dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.