Form 10-Q
period 2006-09-30
BlueLinx Holdings Inc.
filed 2006-11-01
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of October 30, 2006 there were 30,886,983 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Third Quarter
	Period from	Period from
	July 2, 2006	July 3, 2005
	to	to
	September 30, 2006	October 1, 2005
Net sales	$1,203,578	$1,454,217
Cost of sales	1,082,672	1,317,180

Gross profit	120,906	137,037

Operating expenses:
Selling, general, and administrative	99,615	97,926
Depreciation and amortization	5,217	4,993

Total operating expenses	104,832	102,919

Operating income	16,074	34,118
Non-operating expenses:
Interest expense	12,046	11,216
Other income, net	(29)	(295)

Income before provision for income taxes	4,057	23,197
Provision for income taxes	1,765	9,301

Net income	$2,292	$13,896

Basic weighted average number of common shares outstanding	30,662	30,199

Basic net income per share applicable to common stock	$0.07	$0.46

Diluted weighted average number of common shares outstanding	30,782	30,493

Diluted net income per share applicable to common stock	$0.07	$0.46

Dividends declared per share of common stock	$0.125	$0.125

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Nine Months Ended
	Period from	Period from
	January 1, 2006	January 2, 2005
	to	to
	September 30, 2006	October 1, 2005
Net sales	$3,959,134	$4,292,812
Cost of sales	3,571,833	3,920,766

Gross profit	387,301	372,046

Operating expenses:
Selling, general, and administrative	295,004	277,309
Depreciation and amortization	15,323	13,793

Total operating expenses	310,327	291,102

Operating income	76,974	80,944
Non-operating expenses:
Interest expense	35,505	31,206
Charges associated with mortgage refinancing	4,864	—
Other (income) expense, net	(17)	58

Income before provision for income taxes	36,622	49,680
Provision for income taxes	14,925	19,615

Net income	$21,697	$30,065

Basic weighted average number of common shares outstanding	30,576	30,180

Basic net income per share applicable to common stock	$0.71	$1.00

Diluted weighted average number of common shares outstanding	30,762	30,459

Diluted net income per share applicable to common stock	$0.71	$0.99

Dividends declared per share of common stock	$0.375	$0.375

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets:
Current assets:
Cash	$24,182	$24,320
Receivables, net	435,052	399,093
Inventories, net	471,229	473,068
Deferred income taxes	8,204	6,678
Other current assets	46,904	44,909

Total current assets	985,571	948,068

Property, plant, and equipment:
Land and land improvements	56,979	56,521
Buildings	95,291	93,381
Machinery and equipment	61,362	54,200
Construction in progress	1,506	2,350

Property, plant, and equipment, at cost	215,138	206,452
Accumulated depreciation	(34,605)	(22,403)

Property, plant, and equipment, net	180,533	184,049
Other non-current assets	28,412	25,523

Total assets	$1,194,516	$1,157,640

Liabilities:
Current liabilities:
Accounts payable	$252,451	$327,004
Bank overdrafts	68,569	62,392
Accrued compensation	12,679	13,494
Current maturities of long-term debt	71,008	—
Other current liabilities	14,897	15,195

Total current liabilities	419,604	418,085

Non-current liabilities:
Long-term debt	561,500	540,850
Deferred income taxes	1,241	1,911
Other long-term liabilities	14,815	12,942

Total liabilities	997,160	973,788

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 30,866,544 and 30,251,019 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	311	303
Additional paid-in-capital	137,066	132,346
Accumulated other comprehensive income (loss)	(361)	1,023
Retained earnings	60,340	50,180

Total shareholders’ equity	197,356	183,852

Total liabilities and shareholders’ equity	$1,194,516	$1,157,640

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	Period	Period from
	from January 1,	January 2, 2005
	2006 to	to
	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net income	$21,697	$30,065
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	15,323	13,793
Amortization of debt issue costs	2,018	2,704
Write-off of unamortized debt financing costs	4,864	—
Deferred income tax benefit	(1,876)	(1,027)
Stock-based compensation	2,209	1,701
Changes in assets and liabilities:
Receivables	(33,396)	(158,401)
Inventories	5,961	91,976
Accounts payable	(74,959)	54,485
Changes in other working capital	(3,368)	(10,911)
Other	(2,237)	3,998

Net cash provided by (used in) operating activities	(63,764)	28,383

Cash flows from investing activities:
Acquisitions, net of cash acquired	(9,353)	(17,021)
Property, plant and equipment investments	(7,267)	(10,034)
Proceeds from sale of assets	465	814

Net cash used in investing activities	(16,155)	(26,241)

Cash flows from financing activities:
Issuance of common stock, net	—	8,541
Proceeds from stock options exercised	1,744	151
Excess tax benefits from stock-based compensation	882	49
Net increase (decrease) in revolving credit facility	(38,342)	1,834
Proceeds from new mortgage	295,000	—
Debt financing costs	(6,668)	(570)
Retirement of old mortgage	(165,000)	—
Prepayment fees associated with old mortgage	(2,475)	—
Increase in bank overdrafts	6,177	11,920
Common stock dividends paid	(11,537)	(11,319)

Net cash provided by financing activities	79,781	10,606

Increase (decrease) in cash	(138)	12,748
Balance, beginning of period	24,320	15,572

Balance, end of period	$24,182	$28,320

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
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
     We are a leading distributor of building products in North America with more than 3,400 employees. We offer approximately 10,000 products from over 750 suppliers to service more than 12,000 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of more than 70 warehouses.
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

     On August 8, 2006, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend was paid on September 29, 2006, to shareholders of record as of September 15, 2006. Our controlling shareholder, Cerberus, received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of our common stock as of the record date.
     Stock-Based Compensation
     We have two stock-based compensation plans covering officers, directors and certain employees and consultants; the 2004 Long Term Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business.
     The 2004 Plan provides for the grant of nonqualified stock options, incentive stock options for shares of our common stock and restricted shares of our common stock to participants of the plan selected by our Board of Directors or a committee of the Board who administer the 2004 Plan. We reserved 2,222,222 shares of common stock for issuance under the 2004 Plan. The terms and conditions of awards under the 2004 Plan are determined by the administrator for each grant.
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
     On May 12, 2006 our shareholders approved the 2006 Plan. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards. We reserved 1,700,000 shares of our common stock for issuance under the 2006 Plan. The terms and conditions of awards under the 2006 Plan are determined by the administrator for each grant. Awards issued under the 2006 Plan are subject to accelerated vesting in the event of a change in control as such event is defined in the 2006 Plan.
     On June 5, 2006, the Board of Directors’ Compensation Committee granted certain of our executive officers awards in the form of restricted shares of our common stock and options to purchase shares of our common stock. Additionally, the Board granted certain other key employees restricted stock units equivalent in cash value to restricted shares with respect to our common stock. The stock option and restricted stock awards were granted pursuant to and are subject to the terms of the 2006 Plan. The restricted stock unit awards were granted pursuant to the terms of the 2006 Long-Term Incentive Plan for Key Senior Managers.
     The stock option awards vest over a five year term, with 20% of the award vesting each January 3rd after the grant date.
     The restricted stock and restricted stock unit awards vest on June 5, 2011, five years after the grant date. However, the awards may vest earlier in their entirety (or portion, as appropriate) upon the attainment of certain minimum performance goals. Upon vesting of all or any portion of the restricted stock units, we will pay a cash amount equivalent to the fair market value of the shares of our common stock. The fair market value will be determined on the date when the award vests.
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
     Under the modified prospective transition method, compensation expense recognized in the third quarter included: (a) compensation expense for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Results of prior periods have not been restated.

     Through December 31, 2005, we accrued compensation expense assuming that all stock options granted were expected to vest. The effect of actual forfeitures was recognized as forfeitures occurred. Under SFAS No. 123R, we are required to estimate forfeitures in calculating the expense related to stock-based compensation. The adoption of SFAS No. 123R did not have a material impact on our results of operations.
     Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of September 30, 2006, there was $6.6 million, $1.8 million and $1.1 million of total unrecognized compensation expense related to stock options, restricted stock and restricted stock units. The unrecognized compensation expense for stock options is expected to be recognized over a period of 3.71 years.
     For restricted stock and restricted stock units, the unrecognized compensation expense will be recognized over a period of 3.00 years. For the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, our total stock-based compensation expense was $1.0 million and $2.2 million, respectively. We also recognized related income tax benefits of $0.4 million and $0.9 million for the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, respectively.
     For the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, our total stock-based compensation expense was $0.3 million and $1.7 million, respectively. In addition, we recognized related income tax benefits of $0.1 million and $0.7 million for the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, respectively.
     Cash proceeds from the exercise of stock options totaled $0.3 million and $1.7 million for the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, respectively. In addition, SFAS No. 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow upon adoption. We included $0.02 million and $0.9 million of excess tax benefits in cash flows from financing activities for the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, respectively.
     For the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, cash proceeds from the exercise of stock options totaled $0.1 million and $0.2 million, respectively. In addition, we recognized related income tax benefits of $0.04 million and $0.05 million for the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, respectively.
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the third quarter of fiscal 2006:

Period from
July 2, 2006 to
September 30, 2006
Time Based
Options*
Risk free interest rate	5.05%
Expected dividend yield	4.20%
Expected life	7 years
Expected volatility	50%
Weighted average fair value	$4.14

*	Exercise price exceeded market price at date of grant
     There were no options granted during the third quarter of fiscal 2005.
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first nine months of fiscal 2006:

	Nine Months Ended September 30, 2006
	Time Based	Time Based	Performance-Based
	Options*	Options**	Options***
Risk free interest rate	4.36%	4.72%	4.60%
Expected dividend yield	4.43%	3.85%	3.19%
Expected life	7 years	7 years	1 year
Expected volatility	50%	50%	50%
Weighted average fair value	$3.69	$5.11	$11.47

*	Exercise price exceeded market price at date of grant.

**	Exercise price equaled market price at date of grant.

***	Exercise price was less than the market price at date of grant.
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first nine months of fiscal 2005:

Nine Months Ended
October 1, 2005
Time Based
Options*
Risk free interest rate	4.12%
Expected dividend yield	4.26%
Expected life	7 years
Expected volatility	45%
Weighted average fair value	$4.00

*	Exercise price equaled market price at date of grant
     All options granted during the first nine months of fiscal 2005 occurred during the second quarter.
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
     The range of risk-free rates used for the first nine months of fiscal 2006 and for the first nine months of fiscal 2005 was from 4.34% to 5.05% and 3.93% to 4.22%, respectively. These rates were based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.
     Performance-based options are those options that only vest upon achievement of certain financial targets established by the Board of Directors, or a committee thereof. On February 1, 2006, the Board of Directors set the financial target for performance-based options subject to vesting criteria in 2006.
     Additional information related to our existing employee stock options for the period from July 2, 2006 to September 30, 2006, excluding performance-based options totaling 136,050 for which the financial targets have not been set, follows:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at December 31, 2005	1,695,682	$8.23
Options granted	667,705	12.25
Options exercised	(465,181)	3.75
Options forfeited	(57,902)	3.75
Options outstanding at September 30, 2006	1,840,304	10.95
Options exercisable at September 30, 2006	144,629	$4.57

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Price Range	Options	Price	(in Years)	Options	Price
$ 3.75	448,437	$3.75	1.31	129,729	$3.75
$10.29 - $15.10	1,391,867	13.27	9.23	14,900	11.73

	1,840,304			144,629

     The following tables summarize the activity for our restricted stock awards and restricted stock unit awards during the first nine months of fiscal 2006:

		Weighted Average
	Restricted Stock	Grant Date
	Awards	Fair Value
Restricted stock awards at December 31, 2005	—	$—
Granted	148,912	13.99
Vested	—	—
Forfeited	(1,500)	14.01
Restricted stock awards outstanding at September 30, 2006	147,412	$13.99

		Weighted Average
	Restricted Stock	Grant Date
	Unit Awards	Fair Value
Restricted stock unit awards at December 31, 2005	—	$—
Granted	122,600	14.01
Vested	—	—
Forfeited	(400)	14.01
Restricted stock unit awards outstanding at September 30, 2006	122,200	$14.01
     The fair value of the restricted stock units will be marked-to-market each reporting period through the date of settlement. On September 30, 2006, the fair value of these awards was based on the closing price of our common stock of $9.52.
     At September 30, 2006, the aggregate intrinsic value of stock-based awards outstanding and options exercisable was $5.2 million and $0.7 million, respectively (the intrinsic value of a stock-based award is the amount by which the market value of the underlying award exceeds the exercise price of the award). The intrinsic value of stock options exercised during the third quarter of fiscal 2006 and during the first nine months of fiscal 2006 was $0.5 million and $5.0 million, respectively. For the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, the intrinsic value of stock options exercised was $0.3 million and $0.4 million, respectively.
3. Comprehensive Income
     The calculation of comprehensive income is as follows (in thousands):

	Third Quarter
	Period from	Period from
	July 2, 2006	July 3, 2005
	to	to
	September 30, 2006	October 1, 2005
Net income	$2,292	$13,896
Other comprehensive income:
Foreign currency translation, net of taxes	(6)	473
Unrealized loss from cash flow hedge, net of taxes	(2,112)	—

Comprehensive income	$174	$14,369

	Nine Months Ended
	Period from	Period from
	January 1, 2006	January 2, 2005
	to	to
	September 30, 2006	October 1, 2005
Net income	$21,697	$30,065
Other comprehensive income:
Foreign currency translation, net of taxes	331	281
Unrealized loss from cash flow hedge, net of taxes	(1,715)	—

Comprehensive income	$20,313	$30,346

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
     Net periodic pension cost for our pension plans included the following:

	Third Quarter
	Period from July 2,	Period from July 3,
	2006 to September 30, 2006	2005 to October 1, 2005
	(In thousands)
Service cost	$672	$650
Interest cost on projected benefit obligation	1,011	970
Expected return on plan assets	(1,300)	(1,208)
Amortization of unrecognized prior service cost	1	—

Net periodic pension cost	$384	$412

	Nine Months Ended
	Period from January 1,	Period from January 2,
	2006 to September 30, 2006	2005 to October 1, 2005
	(In thousands)
Service cost	$2,016	$1,950
Interest cost on projected benefit obligation	3,033	2,910
Expected return on plan assets	(3,900)	(3,624)
Amortization of unrecognized prior service cost	3	—

Net periodic pension cost	$1,152	$1,236

5. Revolving Credit Facility
     As of September 30, 2006, we had outstanding borrowings of $338 million and excess availability of $303 million under the terms of our revolving credit facility. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $267 million as long-term debt. The revolving credit facility contains customary negative covenants and restrictions for asset based loans, with which we are in compliance.
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
     We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. In accordance with the provisions of SFAS 133 Accounting for Derivative Instruments and Hedging Activities, we will use the Hypothetical Derivative Method to measure hedge effectiveness. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge will be reflected in the current period earnings. There were no amounts recognized in earnings for the third quarter and first nine months of fiscal 2006.

     At September 30, 2006, the fair value of the interest rate swap was a liability of $2.8 million and was included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheet. Accumulated other comprehensive income at September 30, 2006 included the net loss on the cash flow hedge (net of tax) of $1.7 million, which reflects the amount of comprehensive loss recognized for the first nine months of fiscal 2006 in connection with the change in fair value of the swap.
     As of September 30, 2006, we had outstanding letters of credit totaling $11.0 million, primarily for the purposes of securing collateral requirements under the casualty insurance programs for us and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.
6. Mortgage
     On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of us entered into a $295 million new mortgage loan with the German American Capital Corporation. The new mortgage has a term of ten years and is secured by 57 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the new mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the new mortgage loan to Wachovia Bank, National Association.
     Simultaneously with the execution of the new mortgage loan, we paid off in full our existing $165 million mortgage loan agreement with Column Financial, Inc. dated as of October 26, 2004. In connection with the termination of the existing mortgage loan, we incurred charges of $4.9 million during the second quarter of fiscal 2006, which includes unamortized debt financing costs of $3.2 million.
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
7. Related Party Transactions
     Temporary Staffing Provider
     We use Tandem Staffing Solutions, or Tandem, an affiliate of Cerberus, as the temporary staffing company for our office located in Atlanta, Georgia. We incurred total expenses of $521,258 and $1.7 million for the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, respectively.
     For the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, we incurred total expenses of $468,005 and $1.4 million, respectively.
     As of September 30, 2006 and December 31, 2005, we had accounts payable in the amount of $52,868 and $48,733 to Tandem, respectively.
     Consulting
     For the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, we incurred expenses in the amount of $8,000 and $33,000, respectively, for consulting services provided to us by consultants on retainer to Cerberus.
     For the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, we incurred expenses of $173,000 and $273,600, respectively.
     As of September 30, 2006 and December 31, 2005, we had accounts payable in the amount of $0 and $417,850 for these services, respectively.

     Overhead Expense Reimbursement
     We incurred total expenses related to reimbursements to Cerberus for various overhead expenses directly related to our business of $20,745 for the third quarter of fiscal 2006 and the first nine months of fiscal 2006.
     For the third quarter of fiscal 2005 and the first nine months of fiscal 2005, these expenses totaled $16,626 and $60,301, respectively.
     As of September 30, 2006 and December 31, 2005, we had accounts payable related to these expenses of $0 and $70,100, respectively.
     Other SG&A
     We use ATC Associates, Inc. (ATC) and SBI Group (SBI), Cerberus affiliates, for real estate surveys and information technology consulting. These expenses totaled $1,330 and $140,780 for the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, respectively.
     For the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, we incurred expenses in the amount of $18,000 and $90,076, respectively.
     Rental Car
     For the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, we incurred expenses for car rentals in the amount of $69,948 and $287,997, respectively. These services were provided by Alamo Rent-A-Car and National Car Rental, affiliates of Cerberus.
     For the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, we incurred expenses of $129,774 and $306,643, respectively.
     As of September 30, 2006 and December 31, 2005, we had accounts payable in the amount of $10,719 and $41,445, respectively, related to these expenses.
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
     Collective Bargaining Agreements
     As of September 30, 2006, approximately 34% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 8.9% of our work force will expire within one year.
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
9. Subsequent Events
     On October 31, 2006, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend is payable on December 29, 2006 to stockholders of record as of December 15, 2006.
     On October 31, 2006, David Morris announced his decision to resign from his position as Chief Financial Officer and Treasurer on or about December 31, 2006. Mr. Morris will continue to serve as our Chief Financial Officer until his departure. We have retained the services of an executive recruiting firm and a search for a new chief financial officer is underway.
10. Unaudited Supplemental Condensed Consolidating Financial Statements
     The unaudited condensed consolidating financial information as of September 30, 2006 and December 31, 2005 and for the periods from July 2, 2006 to September 30, 2006, January 1, 2006 to September 30, 2006, July 3, 2005 to October 1, 2005 and January 2, 2005 to October 1, 2005 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our wholly-owned operating subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 31, 2005, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are sixty-one single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. Certain of the warehouse properties collateralize a mortgage loan and none of the properties are available to satisfy the debts and other obligations of either BlueLinx Corporation or us.

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from July 2, 2006 to September 30, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,203,578	$7,598	$(7,598)	$1,203,578
Cost of sales	—	1,082,672	—		1,082,672

Gross profit	—	120,906	7,598	(7,598)	120,906

Operating expenses:
Selling, general and administrative	332	106,679	202	(7,598)	99,615
Depreciation and amortization	—	4,159	1,058		5,217

Total operating expenses	332	110,838	1,260	(7,598)	104,832

Operating income (loss)	(332)	10,068	6,338	—	16,074
Non-operating expenses:
Interest expense	—	7,064	4,982	—	12,046
Charges associated with mortgage refinancing	—	—	—	—	—
Other expense (income), net	—	(12)	(17)	—	(29)

Income before provision for (benefit from) income taxes	(332)	3,016	1,373	—	4,057
Provision for (benefit from) income taxes	(129)	1,359	535	—	1,765
Equity in income (loss) of subsidiaries	2,495	—	—	(2,495)	—

Net income (loss)	$2,292	$1,657	$838	$(2,495)	$2,292

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from July 3, 2005 to October 1, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,454,217	$4,900	$(4,900)	$1,454,217
Cost of sales	—	1,317,180	—	—	1,317,180

Gross profit	—	137,037	4,900	(4,900)	137,037

Operating expenses:
Selling, general and administrative	416	102,307	103	(4,900)	97,926
Depreciation and amortization	—	3,918	1,075	—	4,993

Total operating expenses	416	106,225	1,178	(4,900)	102,919

Operating income (loss)	(416)	30,812	3,722	—	34,118
Non-operating expenses:
Interest expense	—	8,557	2,659	—	11,216
Other expense, net	—	(185)	(110)	—	(295)

Income before provision for (benefit from) income taxes	(416)	22,440	1,173	—	23,197
Provision for (benefit from) income taxes	(163)	9,005	459	—	9,301
Equity in income (loss) of subsidiaries	14,149	—	—	(14,149)	—

Net income (loss)	$13,896	$13,435	$714	$(14,149)	$13,896

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 1, 2006 to September 30, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,959,134	$18,053	$(18,053)	$3,959,134
Cost of sales	—	3,571,833	—	—	3,571,833

Gross profit	—	387,301	18,053	(18,053)	387,301

Operating expenses:
Selling, general and administrative	1,139	311,197	721	(18,053)	295,004
Depreciation and amortization	—	12,149	3,174	—	15,323

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Total operating expenses	1,139	323,346	3,895	(18,053)	310,327

Operating income (loss)	(1,139)	63,955	14,158	—	76,974
Non-operating expenses:
Interest expense	—	23,730	11,775	—	35,505
Charges associated with new mortgage	—	—	4,864	—	4,864
Other expense (income), net	—	68	(85)	—	(17)

Income before provision for (benefit from) income taxes	(1,139)	40,157	(2,396)	—	36,622
Provision for (benefit from) income taxes	(444)	16,303	(934)	—	14,925
Equity in income (loss) of subsidiaries	22,392	—	—	(22,392)	—

Net income (loss)	$21,697	$23,854	$(1,462)	$(22,392)	$21,697

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 2, 2005 to October 1, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,292,812	$14,700	$(14,700)	$4,292,812
Cost of sales	—	3,920,766	—	—	3,920,766

Gross profit	—	372,046	14,700	(14,700)	372,046

Operating expenses:
Selling, general and administrative	1,299	290,400	310	(14,700)	277,309
Depreciation and amortization	—	10,567	3,226	—	13,793

Total operating expenses	1,299	300,967	3,536	(14,700)	291,102

Operating income (loss)	(1,299)	71,079	11,164	—	80,944
Non-operating expenses:
Interest expense	—	23,511	7,695	—	31,206
Other expense, net	—	168	(110)	—	58

Income before provision for (benefit from) income taxes	(1,299)	47,400	3,579	—	49,680
Provision for (benefit from) income taxes	(507)	18,725	1,397	—	19,615
Equity in income (loss) of subsidiaries	30,857	—	—	(30,857)	—

Net income (loss)	$30,065	$28,675	$2,182	$(30,857)	$30,065

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of September 30, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$—	$24,166	$16	$—	$24,182
Receivables	—	435,052	—		435,052
Inventories	—	471,229	—	—	471,229
Deferred income taxes	—	8,283	—	(79)	8,204
Other current assets	221	49,189	—	(2,506)	46,904
Intercompany receivable	444	—	2,510	(2,954)	—

Total current assets	665	987,919	2,526	(5,539)	985,571

Property, plant and equipment:
Land and land improvements	—	2,760	54,219	—	56,979
Buildings	—	5,944	89,347	—	95,291
Machinery and equipment	—	61,362	—	—	61,362
Construction in progress	—	1,506	—	—	1,506

Property, plant and equipment, at cost	—	71,572	143,566	—	215,138
Accumulated depreciation	—	(24,434)	(10,171)	—	(34,605)

Property, plant and equipment, net	—	47,138	133,395	—	180,533
Investment in subsidiaries	196,820	—	—	(196,820)	—
Deferred income taxes	—	1,485	—	(1,485)	—
Other non-current assets	—	22,316	6,096	—	28,412

Total assets	$197,485	$1,058,858	$142,017	$(203,844)	$1,194,516

Liabilities :
Current liabilities:
Accounts payable	$50	$252,312	$2,595	$(2,506)	$252,451
Bank overdrafts	—	68,569	—	—	68,569
Accrued compensation	—	12,679	—	—	12,679
Current maturities of long-term debt	—	71,008	—	—	71,008
Deferred income taxes	79	—	—	(79)	—
Other current liabilities	—	13,939	958	—	14,897
Intercompany payable	—	2,510	444	(2,954)	—

Total current liabilities	129	421,017	3,997	(5,539)	419,604

Non-current liabilities :
Long-term debt	—	266,500	295,000	—	561,500
Deferred income taxes	—	—	2,726	(1,485)	1,241
Other long-term liabilities	—	14,815	—	—	14,815

Total liabilities	129	702,332	301,723	(7,024)	997,160

Shareholders’ Equity/Parent’s Investment	197,356	356,526	(159,706)	(196,820)	197,356

Total liabilities and equity	$197,485	$1,058,858	$142,017	$(203,844)	$1,194,516

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 31, 2005 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$13	$24,307	$—	$—	$24,320
Receivables	—	399,093	—	—	399,093
Inventories	—	473,068	—	—	473,068
Deferred income taxes	—	7,069	—	(391)	6,678
Other current assets	1,003	43,906	—	—	44,909
Intercompany receivable	683	1,578	—	(2,261)	—

Total current assets	1,699	949,021	—	(2,652)	948,068

Property, plant and equipment:
Land and land improvements	—	2,360	54,161	—	56,521
Buildings	—	4,034	89,347	—	93,381
Machinery and equipment	—	54,200	—	—	54,200
Construction in progress	—	2,350	—	—	2,350

Property, plant and equipment, at cost	—	62,944	143,508	—	206,452
Accumulated depreciation	—	(15,405)	(6,998)	—	(22,403)

Property, plant and equipment, net	—	47,539	136,510	—	184,049
Investment in subsidiaries	184,177	—	—	(184,177)	—
Deferred income taxes	—	1,311	—	(1,311)	—
Other non-current assets	—	21,532	3,991	—	25,523

Total assets	$185,876	$1,019,403	$140,501	$(188,140)	$1,157,640

Liabilities:
Current liabilities:
Accounts payable	$55	$326,949	$—	$—	$327,004
Bank overdrafts	—	62,392	—	—	62,392
Accrued compensation	—	13,494	—	—	13,494
Current maturities of long-term debt	—	—	—	—	—
Deferred income taxes	391	—	—	(391)	—
Other current liabilities	—	12,835	2,360	—	15,195
Intercompany payable	1,578	—	683	(2,261)	—

Total current liabilities	2,024	415,670	3,043	(2,652)	418,085

Non-current liabilities:
Long-term debt	—	375,850	165,000	—	540,850
Deferred income taxes	—	—	3,222	(1,311)	1,911
Other long-term liabilities	—	12,117	825	—	12,942

Total liabilities	2,024	803,637	172,090	(3,963)	973,788

Shareholders’ Equity/Parent’s Investment	183,852	215,766	(31,589)	(184,177)	183,852

Total liabilities and equity	$185,876	$1,019,403	$140,501	$(188,140)	$1,157,640

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 1, 2006 to September 30, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$21,697	$23,854	$(1,462)	$(22,392)	$21,697
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	12,150	3,173	—	15,323
Amortization of debt issue costs	—	1,441	577	—	2,018
Write-off of unamortized debt financing costs	—	—	4,864	—	4,864
Deferred income tax benefit	(312)	(1,068)	(496)	—	(1,876)
Stock-based compensation	48	2,161	—	—	2,209
Equity in earnings of subsidiaries	(22,392)	—	—	22,392	—
Changes in assets and liabilities:
Receivables	—	(33,396)	—	—	(33,396)
Inventories	—	5,961	—	—	5,961
Accounts payable	(5)	(75,043)	2,595	(2,506)	(74,959)
Changes in other working capital	782	(5,254)	(1,402)	2,506	(3,368)
Intercompany receivable	239	1,578	(2,510)	693	—
Intercompany payable	(1,578)	2,510	(239)	(693)	—
Other	—	(2,551)	314	—	(2,237)

Net cash provided by (used in) operating activities	(1,521)	(67,657)	5,414	—	(63,764)

Cash flows from investing activities:
Investment in subsidiaries	10,419	—	—	(10,419)	—
Acquisitions, net of cash acquired	—	(9,353)	—	—	(9,353)
Property, plant and equipment investments	—	(7,267)	—	—	(7,267)
Proceeds from sale of assets	—	465	—	—	465

Net cash provided by (used in) investing activities	10,419	(16,155)	—	(10,419)	(16,155)

Cash flows from financing activities:
Net transactions with Parent	—	116,236	(126,655)	10,419	—
Proceeds from stock options exercised	1,744	—	—	—	1,744
Excess tax benefits from stock-based compensation	882	—	—	—	882
Net decrease in revolving credit facility	—	(38,342)	—	—	(38,342)
Proceeds from new mortgage	—	—	295,000	—	295,000
Debt financing costs	—	(400)	(6,268)	—	(6,668)
Retirement of old mortgage	—	—	(165,000)	—	(165,000)
Prepayment fees associated with new mortgage	—	—	(2,475)	—	(2,475)
Increase in bank overdrafts	—	6,177	—	—	6,177
Common dividends paid	(11,537)	—	—	—	(11,537)

Net cash provided by (used in) financing activities	(8,911)	83,671	(5,398)	10,419	79,781

Increase (decrease) in cash	(13)	(141)	16	—	(138)
Balance, beginning of period	13	24,307	—	—	24,320

Balance, end of period	$—	$24,166	$16	$—	$24,182

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 2, 2005 to October 1, 2005 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$30,065	$28,675	$2,182	$(30,857)	$30,065
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	10,567	3,226	—	13,793
Amortization of debt issue costs	—	2,021	683	—	2,704
Deferred income tax benefit	—	(292)	(735)	—	(1,027)
Stock-based compensation	—	1,701	—	—	1,701
Equity in earnings of subsidiaries	(30,857)	—	—	30,857	—
Changes in assets and liabilities:
Receivables	—	(158,401)	—	—	(158,401)
Inventories	—	91,976	—	—	91,976
Accounts payable	(1,070)	55,555	—	—	54,485
Changes in other working capital	990	(13,372)	1,471	—	(10,911)
Intercompany receivable	(340)	4,012	1,653	(5,325)	—
Intercompany payable	(4,012)	(1,653)	340	5,325	—
Other	4	3,007	987	—	3,998

Net cash provided by (used in) operating activities	(5,220)	23,796	9,807	—	28,383

Cash flows from investing activities:
Investment in subsidiaries	7,795	—	—	(7,795)	—
Acquisitions, net of cash acquired	—	(17,021)	—	—	(17,021)
Property, plant and equipment investments	—	(10,034)	—	—	(10,034)
Proceeds from sale of assets	—	814	—	—	814

Net cash used in investing activities	7,795	(26,241)	—	(7,795)	(26,241)

Cash flows from financing activities:
Net transactions with Parent	—	2,012	(9,807)	7,795	—
Issuance of common stock, net	8,541	—	—	—	8,541
Proceeds from stock option exercises	151	—	—	—	151
Excess tax benefits from stock option exercises	49	—	—	—	49
Net increase in revolving credit facility	—	1,834	—	—	1,834
Debt financing costs	—	(570)	—	—	(570)
Increase in bank overdrafts	—	11,920	—	—	11,920
Common dividends paid	(11,319)	—	—	—	(11,319)

Net cash provided by (used in) financing activities	(2,578)	15,196	(9,807)	7,795	10,606

Increase (decrease) in cash	(3)	12,751	—	—	12,748
Balance, beginning of period	3	15,569	—	—	15,572

Balance, end of period	$—	$28,320	$—	$—	$28,320

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
Overview
     Background
     We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 12,000 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 55% of our third quarter of fiscal 2006 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 45% of our third quarter of fiscal 2006 gross sales.
     Recent Developments
     On October 31, 2006, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend is payable on December 29, 2006 to stockholders of record as of December 15, 2006.
     On October 31, 2006, David Morris announced his decision to resign from his position as Chief Financial Officer and Treasurer on or about December 31, 2006. Mr. Morris will continue to serve as our Chief Financial Officer until his departure. We have retained the services of an executive recruiting firm and a search for a new chief financial officer is underway.
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
     The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the third quarter of fiscal 2006, the third quarter of fiscal 2005, the first nine months of fiscal 2006, the first nine months of fiscal 2005, fiscal 2005 and fiscal 2004 (the 2004 financial results reflect the combined results of BlueLinx Holdings Inc. and the Distribution Division for the applicable period).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2006	Q3 2005	2006 YTD	2005 YTD	2005	2004
			(Dollars in millions)
			(Unaudited)
Sales by Category
Structural Products(1)	$667	$910	$2,279	$2,733	$3,548	$3,656
Specialty Products(1)	554	560	1,737	1,603	2,143	1,960
Unallocated Allowances and Adjustments	(17)	(16)	(57)	(43)	(69)	(58)

Total Sales	$1,204	$1,454	$3,959	$4,293	$5,622	$5,558

Sales Variances
Unit Volume $ Change	$(176)	$39	$(166)	$154	$216	$351
Price/Other(2)	(74)	(95)	(168)	(212)	(152)	935

Total $ Change	$(250)	$(56)	$(334)	$(58)	$64	$1,286

Unit Volume % Change	(12.0)%	2.6%	(3.8)%	3.5%	3.9%	8.2%
Price/Other(2)	(5.2)%	(6.3)%	(4.0)%	(4.8)%	(2.8)%	21.9%

Total % Change	(17.2)%	(3.7)%	(7.8)%	(1.3)%	1.1%	30.1%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural product instead of specialty product. Fiscal 2005 and 2004 Sales by Category have been adjusted to reclassify sales of rebar/remesh from Specialty Products sales to Structural Products sales. This reclassification has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts.

     The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the third quarter of fiscal 2006, the third quarter of fiscal 2005, the first nine months of fiscal 2006, the first nine months of fiscal 2005, fiscal 2005 and fiscal 2004 (the 2004 financial results reflect the combined results of BlueLinx Holdings Inc. and the Distribution Division for the applicable period).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2006	Q3 2005	2006 YTD	2005 YTD	2005	2004
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products(1)	$47	$67	$158	$178	$246	$310
Specialty Products(1)	77	74	245	207	284	280
Other (2)	(3)	(4)	(16)	(13)	(18)	(29)

Total Gross Margin $’s	$121	$137	$387	$372	$512	$561

Gross Margin %’s by Category
Structural Products	7.0%	7.3%	6.9%	6.5%	6.9%	8.5%
Specialty Products	14.0%	13.3%	14.1%	12.9%	13.3%	14.3%
Other (2)	NA	NA	NA	NA	NA	NA

Total Gross Margin %’s	10.0%	9.4%	9.8%	8.7%	9.1%	10.1%

Unit Volume Growth by Product
Structural Products	(17.0)%	0.9%	(9.9)%	5.1%	3.2%	8.6%
Specialty Products	(3.9)%	5.8%	6.5%	1.2%	5.1%	7.6%

Total Unit Volume Growth %’s	(12.0)%	2.6%	(3.8)%	3.5%	3.9%	8.2%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural product instead of specialty product. Fiscal 2005 and 2004 Sales by Category have been adjusted to reclassify sales of rebar/remesh from Specialty Products sales to Structural Products sales. This reclassification has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts.
     The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the third quarter of fiscal 2006, the third quarter of fiscal 2005, the first nine months of fiscal 2006, the first nine months of fiscal 2005, fiscal 2005 and fiscal 2004 (the 2004 financial results reflect the combined results of BlueLinx Holdings Inc. and the Distribution Division for the applicable period).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2006	Q3 2005	2006 YTD	2005 YTD	2005	2004
			(Dollars in millions)
			(Unaudited)
Sales by Channel
Warehouse/Reload	$841	$981	$2,641	$2,838	$3,704	$3,819
Direct	380	489	1,375	1,498	1,987	1,797
Unallocated Allowances and Adjustments	(17)	(16)	(57)	(43)	(69)	(58)

Total	$1,204	$1,454	$3,959	$4,293	$5,622	$5,558

Gross Margin by Channel
Warehouse/Reload	$100	$116	$326	$314	$429	$489
Direct	24	25	77	71	101	101
Unallocated Allowances and Adjustments	(3)	(4)	(16)	(13)	(18)	(29)

Total	$121	$137	$387	$372	$512	$561

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2006	Q2 2005	2006 YTD	2005 YTD	2005	2004
			(Dollars in millions)
			(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	11.9%	11.8%	12.3%	11.1%	11.6%	12.8%
Direct	6.3%	5.1%	5.6%	4.7%	5.1%	5.6%
Unallocated Allowances and Adjustments	(0.2)%	(0.3)%	(0.4)%	(0.3)%	(0.3)%	(0.5)%

Total	10.0%	9.4%	9.8%	8.7%	9.1%	10.1%

Fiscal Year
     Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal years 2005 and 2004 contain 52 weeks.
Results of Operations
     Third Quarter of Fiscal 2006 Compared to Third Quarter of Fiscal 2005
     The following table sets forth our results of operations for the third quarter of fiscal 2006 and third quarter of fiscal 2005.

	Period		Period
	from		from
	July 2, 2006	% of	July 3, 2005	% of
	to	Net	to	Net
	September 30, 2006	Sales	October 1, 2005	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,203,578	100.0%	$1,454,217	100.0%
Gross profit	120,906	10.0%	137,037	9.4%
Selling, general & administrative	99,615	8.3%	97,926	6.7%
Depreciation and amortization	5,217	0.4%	4,993	0.3%

Operating income	16,074	1.3%	34,118	2.3%
Interest expense	12,046	1.0%	11,216	0.8%
Other expense, net	(29)	0.0%	(295)	0.0%

Income before provision for income taxes	4,057	0.3%	23,197	1.6%
Income tax provision	1,765	0.1%	9,301	0.6%

Net income	$2,292	0.2%	$13,896	1.0%

     Net Sales. For the third quarter of fiscal 2006, net sales decreased by 17.2%, or $251 million, to $1.2 billion. Sales during the quarter were negatively impacted by a 19% decline in housing starts. New home construction represents approximately 50% of our end-use markets; our other end-use markets grew slightly. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $6.4 million or 1.1% compared to the third quarter of fiscal 2005, reflecting a 3.9% decline in unit volume, partially offset by higher product prices. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $244 million, or 26.8% from a year ago, primarily as a result of a decrease in unit volume of 17.0%. A decline in structural product prices also contributed to the overall decline in our structural sales.
     Gross Profit. Gross profit for the third quarter of fiscal 2006 was $121 million, or 10.0% of sales, compared to $137 million, or 9.4% of sales, in the prior year period. The decrease in gross profit dollars compared to the third quarter of fiscal 2005 was driven primarily by decreases in structural product prices and a slowdown in the housing market. Gross margin increased by 0.6% to 10.0%, reflecting growth in higher-margin specialty products and effective management of structural product inventory in a declining price environment for wood-based structural products.
     Selling, general, and administrative. Operating expenses for the third quarter of fiscal 2006 were $99.6 million, or 8.3% of net sales, compared to $97.9 million, or 6.7% of net sales, during the third quarter of fiscal 2005. Excluding expenses associated with acquired operations, operating expenses for the third quarter of fiscal 2006 were approximately $99.1 million. The increase in operating expenses was primarily the result of higher payroll-related costs which included a $2.3 million charge related to severance costs associated with headcount reductions during the third quarter of fiscal 2006.
     Depreciation and Amortization. Depreciation and amortization expense totaled $5.2 million for the third quarter of fiscal 2006, compared with $5.0 million for the third quarter of fiscal 2005.
     Operating Income. Operating income for the third quarter of fiscal 2006 was $16.1 million, or 1.3% of sales, versus $34.1 million, or 2.3% of sales, in the third quarter of fiscal 2005, reflecting a decrease in gross profit and higher variable operating expenses.
     Interest Expense, net. Interest expense totaled $12.0 million, up $0.8 million from the prior year reflecting higher interest rates partially offset by lower debt levels. Interest expense related to our revolving credit facility and new mortgage was $6.6 million and

$4.7 million, respectively, during this period. Interest expense totaled $11.2 million for the third quarter of fiscal 2005. Interest expense related to our revolving credit facility and mortgage was $8.0 million and $2.4 million, respectively, for this period. In addition, interest expense included $0.7 million and $0.8 million of debt issue cost amortization for the third quarter of fiscal 2006 and for the third quarter of fiscal 2005, respectively.
     Provision for Income Taxes. The effective tax rate was 43.5% and 40.1% for the third quarter of fiscal 2006 and the third quarter of fiscal 2005, respectively. The increase in the effective tax rate resulted from the greater impact of permanent differences, such as meals and entertainment, on the lower third quarter fiscal 2006 earnings.
     Net Income. Net income for the third quarter of fiscal 2006 was $2.3 million compared to net income of $13.9 million for the third quarter of fiscal 2005.
     On a per-share basis, basic and diluted income applicable to common stockholders for the third quarter of fiscal 2006 were each $0.07. Basic and diluted earnings per share for the third quarter of 2005 were each $0.46.
     Year to Date Fiscal 2006 Compared to Year to Date Fiscal 2005
     The following table sets forth our results of operations for the first nine months of fiscal 2006 and the first nine months of fiscal 2005.

	Period		Period
	from		from
	January 1, 2006	% of	January 2, 2005	% of
	to	Net	to	Net
	September 30, 2006	Sales	October 1, 2005	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$3,959,134	100.0%	$4,292,812	100.0%
Gross profit	387,301	9.8%	372,046	8.7%
Selling, general & administrative	295,004	7.5%	277,309	6.5%
Depreciation and amortization	15,323	0.4%	13,793	0.3%

Operating income	76,974	1.9%	80,944	1.9%
Interest expense	35,505	0.9%	31,206	0.7%
Charges associated with mortgage refinancing	4,864	0.1%	—	0.0%
Other expense, net	(17)	0.0%	58	0.0%

Income before provision for income taxes	36,622	0.9%	49,680	1.2%
Income tax provision	14,925	0.4%	19,615	0.5%

Net income	$21,697	0.5%	$30,065	0.7%

     Net Sales. For the first nine months of fiscal 2006, net sales decreased by 7.8%, or $334 million, to $4.0 billion. The decrease of $334 million was caused primarily by price decreases amounting to $168 million and structural product unit volume decreases of $270 million. These decreases were partially offset by specialty product unit volume increases of $104 million. Structural product sales fell 16.6% during the nine months, to $2.3 billion, while sales for specialty products increased 8.3%, to $1.7 billion.
     Gross Profit. Gross profit for the first nine months of fiscal 2006 was $387 million compared to $372 million in the prior year period. The increase in gross profit of $15.3 million or 4.1% compared to the first nine months of fiscal 2005 was driven primarily by an increase in specialty product margins from 12.9% in the first nine months of fiscal 2005 to 14.1% in the first nine months of fiscal 2006. In addition, structural product margins increased to 6.9% from 6.5% in the same period a year ago.
     Selling, general, and administrative. Selling, general and administrative expenses for the first nine months of fiscal 2006 were $295 million, or 7.5% of net sales, compared to $277 million, or 6.5% of net sales, during the first nine months of fiscal 2005. Excluding expenses associated with acquired operations, operating expenses for the first nine months of fiscal 2006 and for the first nine months of fiscal 2005 were $283 million and $274 million, respectively. The increase in operating expenses was primarily the result of higher payroll related costs and increased fuel costs.
     Depreciation and Amortization. Depreciation and amortization expense totaled $15.3 million for the first nine months of fiscal 2006, while depreciation and amortization expense totaled $13.8 million for the first nine months of fiscal 2005.

     Operating Income. Operating income for the first nine months of fiscal 2006 was $77.0 million, or 1.9% of sales, versus $80.9 million, or 1.9% of sales, in the first nine months of fiscal 2005, as a result of higher variable operating expenses, partially offset by an increase in gross profit.
     Interest Expense. Interest expense totaled $35.5 million for the first nine months of fiscal 2006, which includes debt issue cost amortization of $2.0 million. Interest expense related to our revolving credit facility, old mortgage and new mortgage was $22.5 million, $5.0 million and $6.0 million, respectively. Interest expense totaled $31.2 million for the first nine months of fiscal 2005. Interest expense related to our revolving credit facility and mortgage was $21.8 million and $6.6 million, respectively, for this period. Interest expense included $2.8 million of debt issue cost amortization from a year ago.
     Additionally, the first nine months of fiscal 2006 included charges of $4.9 million associated with the mortgage refinancing, which includes unamortized debt financing costs of $3.2 million.
     Provision for Income Taxes. The effective tax rate was 40.8% and 39.5% for the first nine months of fiscal 2006 and the first nine months of fiscal 2005, respectively. The increase in the effective tax rate is due to the fact that during the second quarter of fiscal 2005, the State of Georgia approved us for a tax credit of $515,000 related to the 2004 tax year. Without this credit, the effective tax rate would have been 40.5%.
     Net Income. Net income for the first nine months of fiscal 2006 was $21.7 million compared to net income of $30.1 million for the first nine months of fiscal 2005.
     On a per-share basis, basic and diluted income applicable to common stockholders for the first nine months of fiscal 2006 were each $0.71. Basic and diluted earnings per share for the first nine months of 2005 were $1.00 and $0.99, respectively.
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

     The following tables indicate our working capital and cash flows for the periods indicated.

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
	(Unaudited)
Working capital	$565,967	$529,983

	Period from	Period from
	January 1,	January 2,
	2006 to	2005 to
	September 30,	October 1,
	2006	2005
	(Dollars in thousands)
	(Unaudited)
Cash flows used for operating activities	$(63,764)	$28,383
Cash flows used for investing activities	(16,155)	(26,241)
Cash flows provided by financing activities	$79,781	$10,606
     Working Capital
     Working capital increased by $36.0 million to $566 million at September 30, 2006, primarily as a result of increases in accounts receivable of $36.0 million and a decrease in accounts payable of $74.6 million. These working capital increases were partially offset by an increase in current maturities of long-term debt of $71.0 million. Additionally, cash decreased from $24.3 million on December 31, 2005 to $24.2 million at September 30, 2006. The $24.2 million of cash on our balance sheet at September 30, 2006 primarily reflects customer remittances received in our lock boxes on Friday and Saturday that are not available until Monday, which is part of the following fiscal period.
     Operating Activities
     During the first nine months of fiscal 2006 and fiscal 2005, cash flows provided by (used in) operating activities totaled $(63.8) million and $28.4 million, respectively. The increase of $92.1 million in cash flows used in operating activities was primarily the result of a higher use of cash related to changes in working capital of $106 million for the first nine months of fiscal 2006 compared to $22.9 million for the first nine months of fiscal 2005. Additionally, this increased use of cash was caused by a $4.6 million decline in net income, as adjusted, from $47.2 million to $42.6 million. Adjustments included depreciation and amortization, debt issue cost amortization, charges associated with mortgage refinancing costs, deferred income tax benefit and stock-based compensation.
     Investing Activities
     During the first nine months of fiscal 2006 and fiscal 2005, cash flows used in investing activities totaled $16.2 million and $26.2 million, respectively.
     On August 7, 2006, we completed the acquisition of the Texas-based hardwood lumber distribution company, Austin Hardwoods, LTD.
     On July 22, 2005, we completed the acquisition of California-based hardwood lumber company Lane Stanton Vance, formerly a unit of privately-held Hampton Distribution Companies.
     During the first nine months of fiscal 2006 and fiscal 2005, our expenditures for property and equipment were $7.3 million and $10.0 million, respectively. These expenditures were primarily for warehouse operating activities.
     Proceeds from the sale of property and equipment totaled $0.5 million and $0.8 million for the first nine months of fiscal 2006 and fiscal 2005, respectively.

     Financing Activities
     Net cash provided by financing activities was $79.8 million during the first nine months of fiscal 2006 compared to $10.6 million during the first nine months of fiscal 2005. The $69.1 million increase in cash provided by financing activities was primarily driven by proceeds from the new mortgage and stock option exercises, in the amount of $295 million and $1.6 million, respectively. These increases were partially offset by the retirement of the old mortgage of $165 million and an increase in debt financing costs of $6.1 million. In addition, there were decreases in the revolving credit facility, common stock issuances and bank overdrafts of $40.1 million, $8.5 million and $5.7 million, respectively. Prepayment fees associated with the old mortgage in the first nine months of fiscal 2006 totaled $2.5 million.
     We paid dividends to our common stockholders in the aggregate amount of $11.5 million and $11.3 million in the first nine months of fiscal 2006 and the first nine months of fiscal 2005, respectively.
     Debt and Credit Sources
     On May 7, 2004, our operating subsidiary entered into a revolving credit facility. As of September 30, 2006, advances outstanding under the revolving credit facility were approximately $338 million. Borrowing availability was approximately $303 million and outstanding letters of credit on this facility were approximately $11.0 million. As of September 30, 2006, the interest rate on outstanding balances under the revolving credit facility was 6.66%. For the third quarter and first nine months of fiscal 2006, interest expense related to the revolving credit facility was $6.6 million and $22.5 million, respectively. For the third quarter and first nine months of fiscal 2005, interest expense related to the revolving credit facility was $8.0 million and $21.8 million, respectively.
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
     On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million new mortgage loan with the German American Capital Corporation. The new mortgage has a term of ten years and is secured by 57 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the new mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the new mortgage loan to Wachovia Bank, National Association.
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
     We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. In accordance with the provisions of SFAS 133 Accounting for Derivative Instruments and Hedging Activities, we will use the Hypothetical Derivative Method to measure hedge effectiveness. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge will be reflected in the current period earnings. There were no amounts recognized in earnings for the third quarter and first nine months of fiscal 2006.
     At September 30, 2006, the fair value of the interest rate swap was a liability of $2.8 million and was included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheet. Accumulated other comprehensive income at September 30, 2006 included the net loss on the cash flow hedge (net of tax) of $1.7 million, which reflects the amount of comprehensive income recognized for the first nine months of fiscal 2006 in connection with the change in fair value of the swap.
     Contractual Obligations
     On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million new mortgage loan with the German American Capital Corporation. The new mortgage has a term of ten years and is secured by 57 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the new mortgage is fixed at 6.35%.

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
     Our existing $165 million mortgage loan agreement was paid off in full. In connection with the termination of the existing mortgage loan, we incurred charges of $4.9 million during the second quarter of fiscal 2006.
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
     Allowance for Doubtful Accounts and Related Reserves
     We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At September 30, 2006 and December 31, 2005 these allowances totaled $11.5 million and $10.9 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for each of the reported periods.
     Inventories
     Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. The market value of our inventory exceeded its cost at September 30, 2006 and December 31, 2005.
     Additionally, we maintain a reserve for the estimated value of impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past six months or has turn days in excess of 365 days. At September 30, 2006 and December 31, 2005, our damaged and inactive inventory reserves totaled $4.3 million and $2.7 million, respectively. Adjustments to earnings resulting from revisions to inactive estimates have been insignificant.
     Consideration Received from Vendors
     Each year, we enter into agreements with many of our vendors providing for purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At September 30, 2006, and December 31, 2005 the vendor rebate receivable totaled $9.8 million and $13.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for each of the reported periods.
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
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. FASB Statement No. 158 requires additional financial statement disclosure regarding certain effects on net periodic benefit cost. FASB Statement No. 158 requires prospective application and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. We will adopt FASB Statement No. 158 as of December 31, 2006. We are currently evaluating the potential impact of the adoption of FASB Statement No. 158 on our consolidated financial position, results of operations and cash flows.
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.
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
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB Opinion No. 20, Accounting Changes for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Effective January 1, 2006, we began following SFAS 154, which did not have an impact on our results of operations.
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
     Compensation expense arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of September 30, 2006, there was $6.6 million, $1.8 million and $1.1 million of total unrecognized compensation expense related to stock options, restricted stock and restricted stock units. The unrecognized compensation expense for stock options is expected to be recognized over a period of 3.71 years. For restricted stock and restricted stock units, the unrecognized compensation expense will be recognized over a period of 3.00 years. For the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, our total stock-based compensation expense was $1.0 million and $2.2 million, respectively.
     During the third quarter of fiscal 2005 and for the first nine months of fiscal 2005, our total stock-based compensation expense was $0.3 million and $1.7 million, respectively.
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
     Effective January 1, 2006, we adopted SFAS 151, which did not have an impact on our results of operations.
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, other than those discussed below.
     On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million new mortgage loan with the German American Capital Corporation. The new mortgage has a term of ten years and a fixed interest rate of 6.35%. By entering in this new mortgage, we will insulate ourselves from changes in market interest rates on a portion of our indebtedness.
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
     We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. The interest rate swap has the effect of fixing the interest rate on a $150 million LIBOR strip.
     Additionally, interest is capped pursuant to a rate cap agreement that caps 30-day LIBOR exposure at 6.0% on $165 million of our variable rate revolving credit facility. The interest rate cap agreement expires in November 2007. Fluctuations in the fair value of the interest rate cap agreement will be recognized in current period earnings.
     An increase of 100 basis points in market interest rates would increase annual interest expense by approximately $1.3 million. A decrease of 100 basis points in market interest rates would decrease annual interest expense by approximately $1.9 million.
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
PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
     During the quarter ended September 30, 2006, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

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

BlueLinx Holdings Inc.

(Registrant)

Date: November 1, 2006	/s/ David J. Morris

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