Form 10-K
period 2006-12-30
BlueLinx Holdings Inc.
filed 2007-02-28
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-32383

BLUELINX HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 4300 Wildwood Parkway, Atlanta, Georgia (Address of principal executive offices)	77-0627356 (I.R.S. Employer Identification No.) 30339 (Zip Code)

Registrant’s telephone number, including area code:
770-953-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 per share	New York Stock Exchange

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006 was $138,089,699, based on the closing price on the New York Stock Exchange of $13.03 per share on June 30, 2006.

As of February 21, 2007, the registrant had 30,961,736 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of BlueLinx Holdings Inc.’s definitive Proxy Statement for use in connection with its 2007 Annual Meeting of Stockholders, scheduled to be held on May 30, 2007, are incorporated by reference into Part III of this Report.

BLUELINX HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 30, 2006

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by us that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute;

•	the activities of competitors;

•	changes in significant operating expenses;

•	changes in the availability of capital;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	general economic and business conditions in the United States;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities;

•	variations in the performance of the financial markets; and

•	the other factors described herein under “Risk Factors.”

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

PART I

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us” and “our” refer to BlueLinx Holdings Inc. and its subsidiaries. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating company” when necessary. Reference to “fiscal 2006” refers to the 52-week period ended December 30, 2006. Reference to “fiscal 2005” refers to the 52-week period ended December 31, 2005. Reference to “fiscal 2004” refers to the 52-week period ended January 1, 2005 (fiscal 2004 is comprised of the period from inception (March 8, 2004) to January 1, 2005 and the period from January 4, 2004 to May 7, 2004).

ITEM 1.	BUSINESS.

Company Overview

BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation, is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of December 30, 2006, we distributed more than 10,000 products to approximately 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses.

We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 56% and 62% of our fiscal 2006 and fiscal 2005 gross sales, include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Specialty products, which represented approximately 44% and 38% of our fiscal 2006 and fiscal 2005 gross sales, include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh).

Our customers include building materials dealers, industrial users of building products, manufactured housing builders and home improvement centers. We purchase products from over 750 vendors and serve as a national distributor for a number of our suppliers. We distribute products through our owned fleet of over 800 trucks and over 1,200 trailers, as well as by common carrier.

We were created on March 8, 2004 as a Georgia corporation named ABP Distribution Holdings Inc. (“ABP”). ABP was owned by Cerberus Capital Management, L.P. (Cerberus Capital Management, L.P. and its subsidiaries are referred to herein as “Cerberus”), a private, New York-based investment firm, and members of our management team. Prior to May 7, 2004, our assets were owned by the distribution division (the “Division”) of Georgia-Pacific Corporation (“Georgia-Pacific”). The Division commenced operations in 1954 with 13 warehouses primarily used as an outlet for Georgia-Pacific’s plywood. On May 7, 2004, Georgia-Pacific sold assets of the Division to ABP. ABP subsequently merged into BlueLinx Holdings Inc. On December 17, 2004, we consummated an initial public offering of our common stock.

Our principal executive offices are located at 4300 Wildwood Parkway, Atlanta, Georgia 30339 and our telephone number is (770) 953-7000. Our filings with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, are accessible free of charge at our official website, www.BlueLinxCo.com. We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics, our board committee charters and our corporate governance guidelines are publicly available at www.BlueLinxCo.com or upon request by writing to BlueLinx Holdings Inc., Attn: Corporate Secretary, 4300 Wildwood Parkway, Atlanta, Georgia 30339. If we make substantial amendments to our Code of Ethics or grant any waiver, including any implicit waiver, we are required to disclose the nature of such amendment or waiver on our website or in a report on Form 8-K of such amendment or waiver. The reference to our website does not constitute incorporation by reference of the information contained at the site.

Products and Services

As of December 30, 2006, we distributed more than 10,000 different structural and specialty products to approximately 11,500 customers nationwide. Our structural products are primarily used for structural support, walls, flooring and roofing in construction projects. Additional end-uses of our structural products include outdoor decks, sheathing, crates and boxes. Our specialty products include engineered lumber, roofing, insulation, metal products (excluding rebar and remesh), vinyl products (used primarily in siding), moulding, composite decking and particleboard. In some cases, these products are branded.

We also provide a wide range of value-added services and solutions to our customers and vendors including:

•	providing “less-than-truckload” delivery services;

•	pre-negotiated program pricing plans;

•	inventory stocking;

•	automated order processing through an electronic data interchange, or EDI, that provides a direct link between us and our customers;

•	inter-modal distribution services, including railcar unloading and cargo reloading onto customers’ trucks; and

•	back-haul services, when otherwise empty trucks are returning from customer deliveries.

Distribution Channels

We sell products through three main distribution channels:

Warehouse Sales

Warehouse sales are delivered from our warehouses to dealers, home improvement centers and industrial users. We deliver products primarily using our fleet of over 800 trucks and over 1,200 trailers, but also occasionally use common carriers for peak load flexibility. We operate in all of the major metropolitan areas in the United States through our network of more than 70 warehouses and third-party operated warehouses. Our warehouses have over eleven million square feet of space under roof plus significant outdoor storage space. Warehouse sales accounted for approximately 54% and 52% of our fiscal 2006 and fiscal 2005 gross sales.

Reload Sales

Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product in order to expand our geographic reach. This channel is employed primarily to service strategic customers that would be uneconomical to service from our warehouses and to distribute large volumes of imported products such as metal or hardwood plywood from port facilities. A large portion of our Canadian sales are reload sales. We lease space at some third-party warehouse facilities in Canada. Reload sales accounted for approximately 13% of our fiscal 2006 and fiscal 2005 gross sales.

Direct Sales

Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 33% and 35% of our fiscal 2006 and fiscal 2005 gross sales.

Customers

As of December 30, 2006, our customer base included approximately 11,500 customers across multiple market segments and various end-use markets, including the following types of customers:

•	building materials dealers;

•	industrial users of building products;

•	manufactured housing builders; and

•	home improvement centers.

Sales and Marketing

Our sales efforts primarily are directed through our sales force of approximately 900 sales representatives. Approximately 500 of our sales representatives are located at our two sales centers in Denver and Atlanta. Within these sales centers, our sales representatives primarily interact with our customers over the telephone. The remaining 400 sales representatives are located throughout the country and are responsible for maintaining a local dialogue with our customers, including making frequent, in-person visits.

Our sales force is separated between industrial/dealer sales and home improvement center sales. Industrial/dealer sales are managed by regional vice-presidents with sales teams organized by customer regions. The majority of industrial/dealer orders are processed by telephone and are facilitated by our centralized database of customer preferences and purchasing history. We also have dedicated cross-functional customer support teams focused on strategic growth with the home improvement centers.

Suppliers

As of December 30, 2006, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts and freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, consigned inventory and extended payment terms.

Purchases of products manufactured by Georgia-Pacific accounted for approximately 24% and approximately 28% of total purchases in fiscal 2006 and fiscal 2005, respectively, with no other supplier accounting for more than 4% of our fiscal 2006 purchases. As part of the acquisition transactions, whereby we acquired the assets of Georgia-Pacific’s distribution division, we entered into a Master Purchase, Supply & Distribution Agreement with Georgia-Pacific, or the Supply Agreement. The Supply Agreement details distribution rights by product categories, including exclusivity rights and minimum supply volume commitments from Georgia-Pacific with respect to certain products. This agreement also details our purchase obligations by product categories, including substantial minimum purchase volume commitments with respect to most of the products supplied to us. Based on 2006 average market prices, our purchase obligation under this agreement is approximately $1.2 billion for the next three years. If we fail or refuse to purchase any products that we are obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and for certain products terminate our exclusivity, and we may be required to pay monetary penalties. The agreement has a five-year initial term expiring on May 7, 2009, and remains continuously in effect thereafter unless it is terminated. Termination of the Supply Agreement requires two years’ notice, exercisable after year four of the agreement. The Supply Agreement may be terminated by either party for material breach. However, if the material breach only affects one or more, but not all, of the product categories, the non-breaching party may only terminate the Supply Agreement in respect of the affected product categories, and the Supply Agreement will remain in full force with respect to the remaining product categories. The Supply Agreement also provides for certain advertising, marketing and promotion arrangements between BlueLinx and Georgia-Pacific for certain products. In addition, we have been granted a limited, non-exclusive, royalty-free, fully paid license to use certain proprietary information and intellectual property of Georgia-Pacific.

Competition

The U.S. building products distribution market is a highly fragmented market, served by a small number of multi-regional distributors, several regionally focused distributors and a large number of independent local distributors. Local and regional distributors tend to be closely held and often specialize in a limited number of segments, such as the roofing segment, in which they offer a broader selection of products. Some of our multi-regional competitors are part of larger companies and therefore have access to greater financial and other resources than us. We compete on the basis of breadth of product offering, consistent availability of product, product price and quality, reputation, service and distribution facility location.

Our two largest competitors are Weyerhaeuser Company, or Weyerhaeuser, and Boise Cascade Company, or Boise Cascade. Weyerhaeuser and Boise Cascade are integrated building products manufacturers-distributors that offer products manufactured by themselves as well as third-party manufactured products. Most major markets are served by at least one of these distributors.

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

Trademarks

As of January 31, 2007, we had 36 U.S. trademark applications and registrations, one issued U.S. patent and two Canadian trademark registrations. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. Our patent expires in September 2013. We do not believe our business is dependent on any one of our trademarks or on our patent.

Employees

As of January 31, 2007 we employed approximately 3,300 persons on a full-time basis. Approximately 1,040 of our employees are represented by labor unions. As of January 31, 2007, we had approximately 48 collective bargaining agreements, of which 10, representing 186 employees, are up for renewal in 2007. We consider our relationship with our employees generally to be good.

Executive Officers of the Registrant

The following table contains the name, age and position with our company of each of our executive officers as of February 15, 2007. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any executive officer was or is to be selected as an officer.

Name	Age	Position

Stephen E. Macadam	46	Chief Executive Officer and Director
George R. Judd	46	President and Chief Operating Officer
Lynn A. Wentworth	48	Senior Vice President, Chief Financial Officer and Treasurer
David J. Dalton	48	Senior Vice President, West
Duane G. Goodwin	48	Senior Vice President, Supply Chain
Steven G. Skinner	44	Senior Vice President, Industrials
Barbara V. Tinsley	55	Senior Vice President, General Counsel and Secretary
Dean A. Adelman	41	Vice President, Human Resources

Stephen E. Macadam has served as our Chief Executive Officer since October 2005, and as a member of our Board since June 2004. Prior to his joining our Company, Mr. Macadam was the President and Chief Executive Officer of Consolidated Container Company LLC since August 2001. He served previously with Georgia-Pacific where he held the position of Executive Vice President, Pulp & Paperboard from July 2000 until August 2001, and the position of Senior Vice President, Containerboard & Packaging from March 1998 until July 2000. Mr. Macadam held positions of increasing responsibility with McKinsey and Company, Inc. from 1988 until 1998, culminating in the role of Principal in charge of McKinsey’s Charlotte, North Carolina operation. Mr. Macadam is a member of the board of directors of Solo Cup Company. Mr. Macadam received a B.S. in mechanical engineering from the University of Kentucky, an M.S. in finance from Boston College and a Masters of Business Administration from Harvard Business School, where he was a Baker Scholar.

George R. Judd has served as our President and Chief Operating Officer since May 2004. Prior to that time, he worked for Georgia-Pacific Corporation in a variety of positions managing both inside and outside sales, national accounts and most recently as Vice President of Sales and Eastern Operations since 2002. From 2000 until 2002, Mr. Judd worked as Vice President of the North and Midwest regions of the Distribution Division. He served as Vice President of the Southeast region from 1999 to 2000. Mr. Judd serves on the board of the Building Products Institute in Washington, D.C., and he is past Chair of the National Lumber & Building Material Dealers Association. He also serves on the board of the Girl Scouts of Georgia. He graduated from Western Connecticut State University in 1984 with a Bachelor’s degree in Marketing.

Lynn A. Wentworth has served as our Senior Vice President, Chief Financial Officer and Treasurer since January 2007. Ms. Wentworth was previously employed by BellSouth Corporation since 1985 progressing through a variety of positions of increasing responsibility, including tax, strategic planning, investor relations, financial planning, consumer sales and treasury. Most recently, Ms. Wentworth served as Vice President and Chief Financial Officer for BellSouth’s Communications Group since 2005. Prior to that, she served as BellSouth’s Vice President and Treasurer from 2003 through 2004. She also served as BellSouth’s Assistant Vice President, Accounts Receivable Management from 2002 through 2003. Prior to joining BellSouth, she held various tax and audit positions in public accounting. Ms. Wentworth earned a Bachelor of Science in Business Administration degree from Babson College in Wellesley, Mass., a Master of Science in Taxation degree from Bentley College in Waltham, Mass., and a Master of Business Administration degree from Georgia State University. She is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants. She also serves on the board of The Community Foundation of Greater Atlanta.

David J. Dalton has served as our Senior Vice President, West since January 2006. Prior to that time, Mr. Dalton served as Vice President of the Mid-Atlantic region since May 2004. Previously, he worked for Georgia-Pacific Corporation in a variety of positions managing both inside and outside sales, and most recently as Vice President/General Manager of the Mid-Atlantic region of the Distribution Division since 1995. He graduated from the University of Massachusetts in 1980 with a Bachelor of Science degree in Wood Science and Technology.

Duane G. Goodwin has served as our Senior Vice President, Supply Chain since December 2005. Prior to that time, Mr. Goodwin was with The Home Depot since April 1994, where he served in a variety of positions including Vice President/Merchandising — Hardware from July 2003 to February 2005, Vice President Global Sourcing from July 2000 to July 2003, and Divisional Merchandise Manager from April 1999 to July 2000. Before this Mr. Goodwin was with Wal-Mart Stores, Inc., where he served in a variety of roles from 1985 through April 1994. Prior to joining our Company, Mr. Goodwin also served as an outside consultant to Cerberus beginning in June 2005.

Steven G. Skinner has served as our Senior Vice President, Industrials since January 2007. Prior to that time he served as our Senior Vice President, Strategy & Business Development since December 2005. Previously, Mr. Skinner served as President and CEO of Peppers & Rogers Group/Carlson Marketing Group, a management consulting and marketing services company, since 2000. Before this, Mr. Skinner was a Principal with McKinsey & Company, where he was a leader of its transportation and marketing practices. From 1985 to 1989 Mr. Skinner was Manager of Construction Sales at Johnson Controls, Inc. Mr. Skinner received a

Bachelor of Mechanical Engineering degree, summa cum laude, from Georgia Institute of Technology, and a Masters of Business Administration degree from Harvard Business School. Prior to joining our Company, Mr. Skinner also served as an outside consultant to Cerberus beginning in July 2005.

Barbara V. Tinsley has served as our Senior Vice President, General Counsel and Secretary since May 2004. Prior to that time, Ms. Tinsley served as Associate General Counsel for Cendian Corporation since September 2002, and as Assistant General Counsel for Mitsubishi Electric and Electronics USA, Inc. from October 2000 until September 2002. From August 1998 until August 2000, Ms. Tinsley served as Corporate Compliance Officer for The Home Depot. She was Chief Counsel to Georgia-Pacific Corporation’s Distribution Division from 1992 to 1998 and represented a number of other divisions of Georgia-Pacific from 1987 to 1992. Prior to that, Ms. Tinsley was an Assistant United States Attorney with the Department of Justice for five years. Ms. Tinsley previously served as Chairman of the Antitrust Section of the State Bar of Georgia. Ms. Tinsley received a Bachelor of Arts degree, magna cum laude, in 1971 from Emory University and a Juris Doctor degree, with distinction, from Emory in 1975.

Dean A. Adelman has served as our Vice President — Human Resources since October 2005. Prior to that time, he served as Vice President Human Resources, Staff Development & Training for Corrections Corporation of America. Previously, Mr. Adelman served as Vice President Human Resources for Arby’s Inc. (formerly RTM Restaurant Group) from 1998 to 2002. From 1991 to 1998, Mr. Adelman served as senior counsel for Georgia-Pacific Corporation. Mr. Adelman received a Bachelor of Arts degree from the University of Georgia in 1987 and a Juris Doctor degree, cum laude, from the University of Georgia in 1990.

Environmental and Other Governmental Regulations

Environmental Regulation and Compliance

Our operations are subject to various federal, state, provincial and local laws, rules and regulations. We are subject to environmental laws, rules and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of hazardous materials, substances and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances and regulations are complex, change frequently and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations) and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew permits.

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

Georgia-Pacific Corporation has agreed to indemnify us against any claim arising from environmental conditions that existed prior to May 7, 2004. In addition, we carry environmental insurance. While we do not expect to incur significant independent costs arising from environmental conditions, there can be no assurance that all such costs will be covered by indemnification or insurance.

We are also subject to the requirements of the U.S. Department of Labor Occupational Safety and Health Administration, or OSHA. In order to maintain compliance with applicable OSHA requirements, we have established uniform safety and compliance procedures for our operations and implemented measures to prevent workplace injuries.

The U.S. Department of Transportation, or DOT, regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation.

We incur and will continue to incur costs to comply with the requirements of environmental, health and safety and transportation laws, ordinances and regulations. We anticipate that these requirements will become more stringent in the future, and we cannot assure you that compliance costs will not be material.

ITEM 1A.	RISK FACTORS.

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

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

We have a substantial amount of debt. As of December 30, 2006, advances outstanding under our revolving credit facility were approximately $237 million, borrowing availability was approximately $281 million and outstanding letters of credit on the facility were approximately $11.1 million. We also have a mortgage loan in the amount of $295 million.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. Obtaining additional capital or restructuring our debt could be accomplished in part, through new or additional borrowings or placements of debt or equity securities. There is no assurance that we could obtain additional capital or restructure our debt on terms acceptable to us or at all. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations under the revolving credit facility are secured by a first priority security interest in all of our operating company’s inventories, receivables and proceeds from those items. In addition, our mortgage loan is secured by the majority of our real property. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all. We may incur substantial additional indebtedness in the future, including under the revolving credit facility. Our incurrence of additional indebtedness would intensify the risks described above.

The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business.

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

Georgia-Pacific is our largest supplier, accounting for approximately 24% and approximately 28% of our purchases during fiscal 2006 and fiscal 2005, respectively. Concurrent with the acquisition, we entered into a Supply Agreement with Georgia-Pacific. The Supply Agreement has a five-year initial term expiring on May 7, 2009 and remains continuously in effect thereafter unless it is terminated. Termination of the Supply Agreement requires two years’ notice, exercisable after year four of the agreement. It may be terminated, including before year five, by Georgia-Pacific upon a material breach of the agreement by us. If Georgia-Pacific does not renew the Supply Agreement or if it discontinues sales of a product, we would experience a product shortage unless and until we obtain a replacement supplier. We may not be able to obtain replacement products on favorable economic terms, if at all. An inability to replace products on favorable economic terms would adversely impact our net sales and our costs, which in turn could impact our gross profit, net income and cash flows.

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

Under the Supply Agreement, we have substantial minimum purchase volume commitments with respect to a number of products supplied to us. Based on 2006 average market prices, our purchase obligations under this agreement are $1.2 billion for the next three years. These products account for a majority of our purchases from Georgia-Pacific. If we fail or refuse to purchase any products that we are obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and, for certain products, terminate our exclusivity, which could reduce our net sales due to the unavailability of products or our gross profit if we are required to pay higher product prices to other suppliers. A reduction in our net sales or gross profit may also reduce our net income and cash flows.

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

We have completed two acquisitions, to date. On July 22, 2005 we completed the acquisition of the assets of California-based hardwood lumber company Lane Stanton Vance (“LSV”), and on August 7, 2006 we completed the acquisition of the Texas-based hardwood lumber distribution company, Austin Hardwoods, LTD. We may not be able to consummate acquisitions in the future on terms acceptable to us, or at all. In addition, future acquisitions are accompanied by the risk that the obligations and liabilities of an acquired company may not be adequately reflected in the historical financial statements of that company and the risk that those historical financial statements may be based on assumptions which are incorrect or inconsistent with our assumptions or approach to accounting policies. Any of these material obligations, liabilities or incorrect or inconsistent assumptions could adversely impact our results of operations.

A significant percentage of our employees are unionized. Wage increases or work stoppages by our unionized employees may reduce our results of operations.

As of January 31, 2007, approximately 1,040 of our employees were represented by various labor unions. As of January 31, 2007, we had approximately 48 collective bargaining agreements, of which 10, covering 186 total employees, are up for renewal in 2007. We may become subject to material cost increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our selling, general and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general and administrative expenses. All of these factors could negatively impact our net income and cash flows.

Federal and state transportation regulations could impose substantial costs on us which would reduce our net income.

We use our own fleet of over 800 trucks and over 1,200 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, would reduce our gross margins, increase our selling, general and administrative expenses and reduce our net income.

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

Georgia-Pacific is a defendant in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to products containing asbestos. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Georgia-Pacific. Although the terms of the asset purchase agreement provide that Georgia-Pacific will indemnify us against all obligations and liabilities arising out of, relating to or otherwise in any way in respect of any product liability claims (including, without limitation, claims, obligations or liabilities relating to the presence or alleged presence of asbestos-containing materials) with respect to products purchased, sold, marketed, stored, delivered, distributed or transported by Georgia-Pacific and its affiliates, including the Division prior to the acquisition, it could be possible that circumstances may arise under which asbestos-related claims against Georgia-Pacific could cause us to incur substantial costs.

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

Funds and accounts managed by Cerberus or its affiliated management companies, which are referred to collectively as the controlling stockholder, collectively own approximately 59% of our common stock. As a result, the controlling stockholder will continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

Four of our ten directors are employees of Cerberus. The controlling stockholder also has sufficient voting power to amend our organizational documents. The interests of the controlling stockholder may not coincide with the interests of other holders of our common stock. Additionally, the controlling stockholder is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The controlling stockholder may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the controlling stockholder continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, because we are a controlled company within the meaning of the New York Stock Exchange rules, we are exempt from the NYSE requirements that our board be composed of a majority of independent directors, and that our compensation and nominating/corporate governance committees be composed entirely of independent directors.

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

We intend to continue to pay dividends on our common stock but may change our dividend policy; the instruments governing our indebtedness contain various covenants that may limit our ability to pay dividends.

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

Our revolving credit facility limits distributions by our operating company to us, which, in turn, may limit our ability to pay dividends to holders of our common stock. See “Notes to Financial Statements — Note 8. Revolving Credit Facility” for more information on limits on our ability to pay dividends.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We lease approximately 250,000 square feet for our corporate headquarters located at 4300 Wildwood Parkway, Atlanta, Georgia 30339. We operate warehouse facilities in over 65 markets nationwide. We own 64 warehouse facilities and lease 15 additional warehouse facilities. The total square footage under roof at our owned and leased warehouses is approximately 11 million square feet. Our Denver sales center and 57 of our owned warehouse facilities secure our mortgage loan.

The following table summarizes our real estate facilities including their inside square footage:

Facility Type	Number	Owned Facilities (ft2)	Leased Facilities (ft2)

Office Space(1)	3	68,700	251,900
Warehouses	79	10,300,000	875,000
TOTAL	82	10,368,700	1,126,900

(1)	Includes corporate headquarters in Atlanta, the Denver Sales Center and a call center in Vancouver.

We also store materials outdoors, such as lumber and rebar, at all of our warehouse locations, which increases their distribution and storage capacity. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, except for the New Orleans facility, which is presently operating on a reduced basis due to damage from Hurricane Katrina. We anticipate the New Orleans facility will be fully restored in 2007. We believe that our facilities have sufficient capacity to meet current and projected distribution needs.

ITEM 3.	LEGAL PROCEEDINGS.

On November 19, 2004, we received a letter from Wickes Lumber, or Wickes, asserting that approximately $16 million in payments received by the Division during the 90-day period prior to Wickes’ January 20, 2004 Chapter 11 filing were preferential payments under section 547 of the United States Bankruptcy Code. On October 14, 2005, Wickes Inc. filed a lawsuit in the United States Bankruptcy Court for the Northern District of Illinois titled “Wickes Inc. v. Georgia Pacific Distribution Division (BlueLinx),” (Bankruptcy Adversary Proceeding No. 05-2322) asserting its claim. On November 14, 2005, we filed an answer to the complaint denying liability. Although the ultimate outcome of this matter cannot be determined with certainty, we believe Wickes’ assertion to be without merit and, in any event, subject to one or more complete defenses, including, but not limited to, that the payments were made and received in the ordinary course of business and were a substantially contemporaneous exchange for new value given to Wickes. Accordingly, we have not recorded a reserve with respect to the asserted claim.

We are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred. We establish reserves for pending or threatened proceedings when the costs associated with such proceedings become probable and can be reasonably estimated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our equity securities consist of one class of common stock. The common stock began trading on December 16, 2004. The common stock is traded on the New York Stock Exchange under the symbol “BXC”. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as quoted on the New York Stock Exchange:

	High	Low

Fiscal Year Ended December 30, 2006
First Quarter	$16.95	$11.16
Second Quarter	16.59	11.70
Third Quarter	13.50	9.26
Fourth Quarter	11.20	8.80
Fiscal Year Ended December 31, 2005
First Quarter	$18.25	$12.73
Second Quarter	14.08	9.81
Third Quarter	14.38	8.25
Fourth Quarter	13.86	9.25

As of February 21, 2007, there were 38 registered stockholders, and, as of that date we estimate there were approximately 4,150 beneficial owners holding our common stock in nominee or “street” name.

We paid a cash dividend of $0.125 per share for each of our fiscal quarters beginning in March 2005. We currently intend to continue to pay dividends on our common stock at the quarterly rate of $0.125 per share. Our board of directors may, in its discretion, modify or repeal our dividend policy. Future dividends, if any, with respect to our shares of common stock will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. See “Item 8. Financial Statements and Supplementary Data, Note 8. Revolving Credit Facility” for additional information regarding limitations on the ability of BlueLinx Corporation to transfer funds to its parent, BlueLinx Holdings Inc., which could impact our ability to pay dividends to our stockholders. Accordingly, we may not be able to continue to pay dividends at the same quarterly rate in the future, if at all.

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of December 30, 2006. Our stockholder-approved equity compensation plans are the 2004 Equity Incentive Plan and the 2006 Long-Term Equity Incentive Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column(a))

Equity compensation plans approved by security holders	1,845,558	$10.98	1,351,539
Equity compensation plans not approved by security holders	—	n/a	—
Total	1,845,558	$10.98	1,351,539

Performance Graph

The chart below compares the quarterly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and a peer group index for the period commencing December 16, 2004 (the first day of trading of our common stock after our initial public offering) and ending December 31, 2006, assuming an investment of $100 and the reinvestment of any dividends.

Our peer group index was selected by us and is comprised of reporting companies with lines of business and product offerings that are comparable to ours and which we believe most accurately represent our business. Our peer group consists of the following companies: Beacon Roofing Supply Inc., Builders Firstsource, Building Materials Holding Corporation, Huttig Building Products Inc., Interline Brands Inc., Universal Forest Products Inc. and Watsco Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN

Cumulative Total Return
Quarter Ending
(in dollars)

	Base
	Period
Company / Index Name	12/16/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06
BlueLinx Holdings Inc.	100	107.19	101.00	80.03	102.61	86.84	124.48	102.34	75.76	83.75
Russell 2000 Index	100	101.55	96.13	100.28	104.98	106.17	120.97	114.89	115.40	125.67
Peer Group	100	101.82	110.60	126.32	159.08	151.60	176.58	153.65	130.26	128.01

ITEM 6.  SELECTED FINANCIAL DATA.

We were created on March 8, 2004 (date of inception) as a Georgia corporation named ABP Distribution Holdings Inc. On May 7, 2004, the Company and its operating company acquired the assets of the distribution division of Georgia-Pacific, or the Division, as described below. On August 30, 2004, ABP Distribution Holdings Inc. merged into BlueLinx Holdings Inc., a Delaware corporation. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements of the Division reflect the accounts and results of certain operations of the business conducted by the Division. The accompanying financial statements of the Division have been prepared from Georgia-Pacific’s historical accounting records and are presented on a carve-out basis reflecting these certain assets, liabilities, and operations. The Division was an unincorporated business of Georgia-Pacific and, accordingly, Georgia-Pacific’s net investment in these operations (parent’s net investment) is presented in lieu of stockholder’s equity. All significant intradivision transactions have been eliminated. The financial statements are not necessarily indicative of the financial position, results of operations and cash flows that might have occurred had the Division been an independent entity not integrated into Georgia-Pacific’s other operations. Also, they may not be indicative of the actual financial position that might have otherwise resulted, or of the future results of operations or financial position of the Division.

The following table sets forth certain historical financial data of our company. The selected financial data for the fiscal year ended December 30, 2006 (“fiscal 2006”), the fiscal year ended December 31, 2005 (“fiscal 2005”), the period from inception (March 8, 2004) to January 1, 2005, the period from January 4, 2004 to May 7, 2004 (the aggregate period from January 4, 2004 through January 1, 2005 referred to herein as “fiscal 2004”), the fiscal year ended January 3, 2004 (“fiscal 2003”) and the fiscal year ended December 28, 2002 (“fiscal 2002”) have been derived from the Company’s and the Division’s audited financial statements included elsewhere in this Annual Report on Form 10-K or from prior financial statements (fiscal 2002 and fiscal 2003). The financial statements prior to May 7, 2004 are referred to as “pre-acquisition period” statements. The following information should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The acquisition of the assets of the Division was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for at their fair market values at the date of consummation.

	BlueLinx			Pre-Acquisition Period
			Period from
			Inception	Period from
	Year Ended	Year Ended	(March 8, 2004)	January 4,	Year Ended	Year Ended
	December 30,	December 31,	to January 1,	2004 to May 7,	January 3,	December 28,
	2006	2005	2005	2004	2004	2002
		(In thousands, except per share data)

Statement of Operations Data:
Net sales	$4,899,383	$5,622,071	$3,672,820	$1,885,334	$4,271,842	$3,734,029
Cost of sales	4,419,576	5,109,632	3,339,590	1,658,123	3,814,375	3,370,995

Gross profit	479,807	512,439	333,230	227,211	457,467	363,034
Operating expenses:
Selling, general and administrative expenses	381,554	378,008	248,291	139,203	346,585	295,492
Depreciation and amortization	20,724	18,770	10,132	6,175	19,476	21,757

Total operating expenses	402,278	396,778	258,423	145,378	366,061	317,249

Operating income	77,529	115,661	74,807	81,833	91,406	45,785
Non-operating expenses (income):
Interest expense	46,164	42,311	28,765	—	—	—
Charges associated with mortgage refinancing	4,864	—	—	—	—	—
Write-off of debt issue costs	—	—	2,871	—	—	—
Other expense (income), net	320	186	(516)	614	376	348

Income before provision for income taxes	26,181	73,164	43,687	81,219	91,030	45,437
Provision for income taxes	10,349	28,561	17,781	30,782	34,877	17,597

Net income	$15,832	$44,603	$25,906	$50,437	$56,153	$27,840

Less: preferred stock dividends	—	—	5,226

Net income applicable to common stockholders	$15,832	$44,603	$20,680

Basic weighted average number of common shares outstanding	30,618	30,195	19,006
Basic net income per share applicable to common stock	$0.52	$1.48	$1.09
Diluted weighted average number of common shares outstanding	30,779	30,494	20,296
Diluted net income per share applicable to common stock	$0.51	$1.46	$1.02
Dividends declared per share of common stock	$0.50	$0.50	—
Other Financial Data:
Capital expenditures	$9,601	$12,744	$9,759	$1,378	$5,404	$3,596
EBITDA(1)	97,933	134,245	85,455	87,394	110,506	67,194
Net cash provided by (used in) operating activities	63,204	124,937	137,246	(113,982)	59,575	46,690
Net cash provided by (used in) investing activities	(18,170)	(28,499)	(832,992)	(1,126)	(4,062)	(2,785)
Net cash provided by (used in) financing activities	$(42,312)	$(87,690)	$711,318	$114,602	$(55,162)	$(44,127)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$27,042	$24,320	$15,572		$506	$155
Working capital	520,237	529,983	491,975		442,672	433,917
Total assets	1,004,362	1,157,640	1,137,062		816,644	784,949
Total debt(2)	532,462	540,850	652,103		—	—
Shareholders’ equity/parent’s investment	$189,399	$183,852	$141,492		$637,073	$644,171

(1)	EBITDA is an amount equal to net income (loss) plus interest expense, write-off of debt issue costs, charges associated with mortgage refinancing, income taxes, depreciation and amortization. EBITDA is presented herein because we believe it is a useful supplement to cash flow from operations in understanding cash flows generated from operations that are available for debt service (interest and principal payments) and further investment in acquisitions. However, EBITDA is not a presentation made in accordance with generally accepted accounting principles in the United States, or GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.

(2)	Total debt represents long-term debt, including current maturities.

A reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to EBITDA for each of the respective periods indicated is as follows:

	BlueLinx			Pre-Acquisition Period
			Period from	Period from
	Year Ended	Year Ended	Inception (March 8,	January 4,	Year Ended
	December 30,	December 31,	2004) to January 1,	2004 to May 7,	January 3,	Year Ended
	2006	2005	2005	2004	2004	December 28, 2002
	(In thousands)

Net cash provided by (used in) operating activities	$63,204	$124,937	$137,246	$(113,982)	$59,575	$46,690
Amortization of debt issue costs	(2,628)	(3,629)	(2,323)	—	—	—
Deferred income tax (provision) benefit	3,700	368	4,469	(9,183)	(4,598)	3,181
Stock-based compensation	(3,137)	(2,170)	(1,088)	—	—	—
Changes in assets and liabilities	(19,719)	(56,133)	(99,395)	179,777	20,652	(274)
Interest expense	46,164	42,311	28,765	—	—	—
Provision for income taxes	10,349	28,561	17,781	30,782	34,877	17,597

EBITDA	$97,933	$134,245	$85,455	$87,394	$110,506	$67,194

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Company Background

BlueLinx is a leading distributor of building products in the United States. We measure our market share based on data published annually by Home Channel News, or HCN. We define market share as our sales as a percentage of the reported sales of the firms on HCN’s list, as adjusted to eliminate firms that do not compete with us and, for certain firms, the portion of their sales attributable to businesses that do not compete with us.

As of December 30, 2006, we distributed more than 10,000 products to approximately 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, OSB, rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 56% and 62% of our fiscal 2006 and fiscal 2005 gross sales, respectively. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 44% and 38% of our fiscal 2006 and fiscal 2005 gross sales, respectively.

Acquisition of Building Products Distribution Division’s Assets from Georgia-Pacific

On March 12, 2004, BlueLinx and our operating company entered into two separate definitive agreements to acquire the real estate and operating assets, respectively, of the Division. The transactions were consummated on May 7, 2004. We refer to the period prior to May 7, 2004 as the “pre-acquisition period.” The Division’s financial data for the pre-acquisition period generally will not be comparable to our financial data for the period after the acquisition. The principal factors affecting comparability are incremental costs that we will incur as a separate company, discussed in greater detail below; interest costs attributable to debt we have incurred in connection with the acquisition and mortgage refinancing transactions; and the effects of the purchase method of accounting applied to the acquisition transactions. The acquisition of the assets of the Division was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for at their fair market values at the date of consummation.

On May 7, 2004, we entered into a multi-year supply agreement with Georgia-Pacific. Under the agreement, we have exclusive distribution rights on certain products and certain customer segments. Georgia-Pacific is our largest vendor, with Georgia-Pacific products representing approximately 24% and 28% of our purchases during fiscal 2006 and fiscal 2005, respectively.

During the pre-acquisition period, Georgia-Pacific charged the Division for the estimated cost of certain functions that were managed by Georgia-Pacific and could reasonably be directly attributed to the operations of the Division. These costs included dedicated human resources, legal, accounting and information systems support. The charges to the Division were based on Georgia-Pacific management’s estimate of the services specifically used by the Division. Where determinations based on specific usage alone were impracticable, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the cost attributable to the Division. The total of the allocations was $5.9 million for the period from January 4, 2004 to May 7, 2004. Certain general corporate expenses were not allocated to the Division. These expenses included portions of property and casualty insurance premiums, health and welfare administration costs, human resources administration costs, finance administration costs and legal costs. We estimate that these incremental costs would have been approximately $5 million for the period from January 4, 2004 to May 7, 2004.

We believe the assumptions underlying the Division’s financial statements are reasonable. However, the Division’s financial statements do not necessarily reflect what our future results of operations, financial position and cash flows will be, nor do they reflect what our results of operations, financial position and cash flows would have been had we been a separate, independent company during the periods presented.

Selected Factors that Affect our Operating Results

Our operating results are affected by housing starts, mobile home production, industrial production, repair and remodeling spending and non-residential construction. The table below shows changes with respect to each of these indicators for fiscal 2006, fiscal 2005 and fiscal 2004. Included are our estimates of the relative weight of each of the foregoing end-use markets on our sales, based on the estimated percentage each end market contributed to our net sales over the applicable period.

Indicator	Weight	Fiscal 2006	Fiscal 2005	Fiscal 2004

Actual Housing Starts (thousands)	50%	1,801	2,065	1,956
Percentage change		(12.9)%	5.6%	5.8%
Actual Mobile Homes (thousands)	8%	119	150	131
Percentage change		(19.0)%	14.6%	0.0%
Industrial Production (index)	22%	1.12	1.08	1.05
Percentage change		4.0%	3.2%	4.1%
Repair and Remodel ($ billions)*	15%	166	165	165
Percentage change		0.9%	(0.4)%	5.0%
Non-Residential Construction ($ billions)*	5%	134	132	136
Percentage change		1.7%	(3.3)%	(0.1)%

Weighted End-Use Change	100%	(6.9)%	4.4%	4.5%

*	Constant fiscal 2000 dollar basis.

Source: Data from Resource Information Systems, Inc., or RISI, updated as of January 30, 2007. Weighting reflects management estimates. Data for Fiscal 2005 and Fiscal 2004 is reported based on RISI data provided at the time of our original disclosure for such periods and is not updated to reflect any revisions made by RISI in subsequent periods.

We measure our growth in unit volume (on a constant dollar basis) compared to the weighted average growth of the foregoing end-use indicators. In addition, we measure our growth in specialty product unit volume and structural product unit volume compared to the weighted average growth rate of the foregoing end-use indicators. The following table illustrates our unit volume growth versus the end-use indicators discussed above:

	Fiscal 2006	Fiscal 2005	Fiscal 2004

BlueLinx Overall Unit Volume Growth	(7.0)%	3.9%	8.2%
BlueLinx Specialty Product Unit Volume Growth	1.0%	5.1%	7.6%
BlueLinx Structural Product Unit Volume Growth	(11.8)%	3.2%	8.6%
Weighted End-Use Market Growth	(6.9)%	4.4%	4.5%
BlueLinx Overall Unit Volume Growth versus Market Growth	(0.1)%	(0.5)%	3.7%
BlueLinx Market Share(1)	NA	11.5%	11.8%

(1)	As a percentage of the total sales of relevant building material distributors. Market share for fiscal 2006 is not available. Market share cannot be calculated until Home Channel News issues updated market data for 2006. Home Channel News normally issues its annual market data for any given year in July or August of the following calendar year.

Our operating results are also impacted by changes in product prices. Structural products prices can vary significantly based on short-term and long-term changes in supply and demand. The prices of specialty products also can vary from time to time, although they generally are significantly less variable than structural products.

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price, in each case for fiscal 2006, fiscal 2005 and fiscal 2004:

Sales Revenue Variances by Product

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(Dollars in millions)

Sales by Category
Structural Products(1)	$2,788	$3,548	$3,656
Specialty Products(1)	2,197	2,143	1,960
Unallocated Allowances and Adjustments	(86)	(69)	(58)

Total Sales	$4,899	$5,622	$5,558

Sales Variances
Unit Volume $ Change	$(398)	$216	$351
Price/Other(2)	(325)	(152)	935

Total $ Change	$(723)	$64	$1,286

Unit Volume % Change	(7.0)%	3.9%	8.2%
Price/Other(2)	(5.9)%	(2.8)%	21.9%

Total % Change	(12.9)%	1.1%	30.1%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural products instead of specialty products. Fiscal 2004 Sales by Category have been adjusted to move sales of rebar/remesh from Specialty Products sales to Structural Products sales. This adjustment has no impact on Total Sales.

(2)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for fiscal 2006, fiscal 2005 and fiscal 2004:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(Dollars in millions)

Gross Margin $ by Category
Structural Products(1)	$194	$246	$310
Specialty Products(1)	308	284	280
Other(2)	(22)	(18)	(30)

Total Gross Margin $	$480	$512	$560

Gross Margin % by Category
Structural Products(1)	7.0%	6.9%	8.5%
Specialty Products(1)	14.0%	13.3%	14.3%
Total Gross Margin %	9.8%	9.1%	10.1%
Unit Volume Growth by Product
Structural Products(1)	(11.8)%	3.2%	8.6%
Specialty Products(1)	1.0%	5.1%	7.6%
Total Unit Volume Growth %	(7.0)%	3.9%	8.2%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural products instead of specialty products. Fiscal 2004 Sales by Category have been adjusted to move sales of rebar/remesh from Specialty Products sales to Structural Products sales. This adjustment has no impact on Total Sales.

(2)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for fiscal 2006, fiscal 2005 and fiscal 2004:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(Dollars in millions)

Sales by Channel
Warehouse/Reload	$3,326	$3,704	$3,819
Direct	1,659	1,987	1,797
Unallocated Allowances and Adjustments	(86)	(69)	(58)

Total	$4,899	$5,622	$5,558

Gross Margin by Channel
Warehouse/Reload	$407	$429	$489
Direct	95	101	101
Unallocated Allowances and Adjustments	(22)	(18)	(30)

Total	$480	$512	$560

Gross Margin % by Channel
Warehouse/Reload	12.2%	11.6%	12.8%
Direct	5.7%	5.1%	5.6%
Unallocated Allowances and Adjustments	(0.4)%	(0.3)%	(0.5)%
Total	9.8%	9.1%	10.1%

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. The fiscal years 2006, 2005 and 2004 each contained 52 weeks.

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

The following table sets forth our results of operations for fiscal 2006 and fiscal 2005.

	Year Ended	% of	Year Ended	% of
	December 30,	Net	December 31,	Net
	2006	Sales	2005	Sales
	(Dollars in thousands)

Net sales	$4,899,383	100.0%	$5,622,071	100.0%
Gross profit	479,807	9.8%	512,439	9.1%
Selling, general & administrative	381,554	7.8%	378,008	6.7%
Depreciation and amortization	20,724	0.4%	18,770	0.3%

Operating income	77,529	1.6%	115,661	2.1%
Interest expense	46,164	0.9%	42,311	0.8%
Charges associated with mortgage refinancing	4,864	0.1%	—	0.0%
Other expense, net	320	0.0%	186	0.0%

Income before provision for income taxes	26,181	0.5%	73,164	1.3%
Income tax provision	10,349	0.2%	28,561	0.5%

Net income	$15,832	0.3%	$44,603	0.8%

Net Sales.  For the fiscal year ended December 30, 2006, net sales decreased by 12.9%, or $723 million, to $4.9 billion. Sales during the fiscal year were negatively impacted by a 12.9% decline in housing starts and a 27% decline in prices for certain grades of wood-based structural products. New home construction represents approximately 50% of our end-use markets; our other end-use markets grew slightly. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) increased by $54.0 million or 2.5% compared to fiscal 2005, reflecting a 1.0% increase in unit volume and higher product prices. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $760 million, or 21.4% from a year ago, primarily as a result of a decrease in unit volume of 11.8%.

Gross Profit.  Gross profit for fiscal 2006 was $480 million, or 9.8% of sales, compared to $512 million, or 9.1% of sales, in fiscal 2005. The decrease in gross profit dollars compared to fiscal 2005 was driven primarily by decreases in structural product prices and a reduction in structural product sales due to a slowdown in the housing market. Gross margin increased by 0.7% to 9.8%, reflecting growth in higher-margin specialty products and our efforts to manage structural product inventory in a declining price environment for wood-based structural products.

Operating Expenses.  Operating expenses for fiscal 2006 were $382 million, or 7.8% of net sales, compared to $378 million, or 6.7% of net sales, during fiscal 2005. Excluding expenses associated with acquired operations, operating expenses for fiscal 2006 and fiscal 2005 were $365 million and $371 million, respectively.

Depreciation and Amortization.  Depreciation and amortization expense totaled $20.7 million for fiscal 2006, compared with $18.8 million for fiscal 2005. The increase in depreciation and amortization is primarily due to an increase in capital expenditures for mobile equipment consisting of trucks, trailers, forklifts and automobiles.

Operating Income.  Operating income for fiscal 2006 was $77.5 million, or 1.6% of net sales, versus $116 million, or 2.1% of net sales, for fiscal 2005, reflecting the decline in gross profit and higher variable operating expenses.

Interest Expense.  Interest expense for fiscal 2006 totaled $46.2 million, up $3.9 million from fiscal 2005, reflecting higher interest rates partially offset by lower debt levels. Interest expense related to our revolving credit facility, new mortgage, old mortgage and debt issue cost amortization was $27.8 million, $10.7 million, $5.1 million and $2.6 million, respectively, for fiscal 2006. Interest expense totaled $42.3 million for fiscal 2005, which includes interest expense related to our revolving credit facility, mortgage and related debt issue cost amortization of $29.4 million, $9.3 million and $3.6 million, respectively.

Additionally, fiscal 2006 included charges of $4.9 million associated with the mortgage refinancing, which included unamortized debt financing costs of $3.2 million.

Provision for Income Taxes.  Our effective tax rate was 39.5% and 39.0% for fiscal 2006 and fiscal 2005, respectively. The increase in the effective tax rate resulted primarily from the greater impact of permanent differences, such as meals and entertainment, on the lower fiscal 2006 earnings.

Net Income.  Net income for fiscal 2006 was $15.8 million, compared to $44.6 million for fiscal 2005.

On a per-share basis, basic and diluted income applicable to common stockholders for fiscal 2006 were $0.52 and $0.51, respectively. Basic and diluted earnings per share for fiscal 2005 were $1.48 and $1.46, respectively.

Fiscal 2005 Compared to Fiscal 2004

The following table sets forth the Company’s and the Division’s results of operations for fiscal 2005 and fiscal 2004. The results of operations for fiscal 2004 combine the pre-acquisition period from January 4, 2004 to May 7, 2004 of the Division and the period from inception (March 8, 2004) to January 1, 2005 of the Company.

	BlueLinx				Pre-Acquisition Period
			Period from
			Inception		Period from
			(March 8,		January 4,		Combined
	Year Ended	% of	2004) to	% of	2004 to	% of	Year Ended	% of
	December 31,	Net	January 1,	Net	May 7,	Net	January 1,	Net
	2005	Sales	2005	Sales	2004	Sales	2005	Sales
				(Dollars in thousands)			(Unaudited)

Net sales	$5,622,071	100.0%	$3,672,820	100.0%	$1,885,334	100.0%	$5,558,154	100.0%
Gross profit	512,439	9.1%	333,230	9.1%	227,211	12.1%	560,441	10.1%
Selling, general & administrative	378,008	6.7%	248,291	6.8%	139,203	7.4%	387,494	7.0%
Depreciation and amortization	18,770	0.3%	10,132	0.3%	6,175	0.3%	16,307	0.3%

Operating income	115,661	2.1%	74,807	2.0%	81,833	4.3%	156,640	2.8%
Interest expense	42,311	0.8%	28,765	0.8%	—	0.0%	28,765	0.5%
Write-off debt issue costs	—	0.0%	2,871	0.1%	—	0.0%	2,871	0.1%
Other expense, net	186	0.0%	(516)	0.0%	614	0.0%	98	0.0%

Income before provision for income taxes	73,164	1.3%	43,687	1.2%	81,219	4.3%	124,906	2.2%
Income tax provision	28,561	0.5%	17,781	0.5%	30,782	1.6%	48,563	0.9%

Net income	$44,603	0.8%	$25,906	0.7%	$50,437	2.7%	$76,343	1.3%

Net Sales.  For the fiscal year ended December 31, 2005, net sales were $5.62 billion, up $64 million or 1.1% from fiscal 2004. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking, and metal products (excluding rebar and remesh), were up $183 million or 9% higher than fiscal 2004. This increase was driven by 5.1% growth in unit volume. Structural sales including plywood, OSB, lumber, and metal rebar, were down $108 million, or 3%, from fiscal 2004, as a 3% increase in unit volume was more than offset by lower plywood and OSB prices.

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

Interest Expense.  Interest expense totaled $42.3 million for fiscal 2005, which includes interest expense related to our revolving credit facility, mortgage and related debt issue cost amortization of $29.4 million, $9.3 million and $3.6 million, respectively. Interest expense totaled $28.8 million for fiscal 2004, which includes interest expense related to our revolving credit facility, term loan, old mortgage, new mortgage and debt issue cost amortization of $13.1 million, $6.4 million, $4.8 million, $1.4 million and $2.3 million, respectively. Interest expense on the final working capital settlement with Georgia-Pacific for the acquisition of the Division was $0.8 million. In addition, we wrote off $2.9 million of unamortized debt issue costs upon retirement of our term loan. The Division did not incur interest expense prior to the May 7, 2004 acquisition.

Provision for Income Taxes.  Our effective tax rate was 39.0% and 38.9% for fiscal 2005 and fiscal 2004, respectively. The 2005 rate reflects the benefit of various tax credits approved during the year. Without these credits, our effective tax rate would have been 39.7%. This higher effective tax rate is principally a result of BlueLinx operating as a stand-alone company. As part of Georgia-Pacific, the Division was combined with the other divisions of Georgia-Pacific for state tax purposes. The other differences resulted from higher non-deductible expenses and deemed repatriation of Canadian earnings.

Net Income.  Net income for fiscal 2005 was $44.6 million, compared to $76.3 million for fiscal 2004. Our net income for the period from January 4, 2004 to May 7, 2004 was achieved as a division of Georgia-Pacific and did not include interest expense and certain corporate overhead expenses that are included in the results for the same period in fiscal 2005.

On a per-share basis, basic and diluted income applicable to common stockholders for fiscal 2005 were $1.48 and $1.46, respectively. Basic and diluted earnings per share for the period from inception (March 8, 2004) to January 1, 2005 were $1.09 and $1.02, respectively. For the period prior to May 7, 2004, there were no earnings per share as a result of the business operating for much of that period as a division of Georgia-Pacific.

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

Part of our growth strategy is to selectively pursue acquisitions. Accordingly, depending on the nature of the acquisition or currency, we may use cash or stock, or a combination of both, as acquisition currency. Our cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with any acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, our liquidity position may be adversely impacted. In addition, there can be no assurance that we will be successful in implementing our acquisition strategy. For a discussion of the risks associated with our acquisition strategy, see the risk factor “Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows” set forth under Item 1A — Risk Factors.

The following tables indicate our working capital and cash flows for the periods indicated.

	December 30,	December 31,
	2006	2005
	(Dollars in thousands)

Working capital	$520,237	$529,983

				Pre-Acquisition
	BlueLinx			Period	Combined
			Period from
			Inception	Period from
			(March 8,	January 4,
	Year Ended	Year Ended	2004) to	2004 to	Year Ended
	December 30,	December 31,	January 1,	May 7,	January 1,
	2006	2005	2005	2004	2005
					(Unaudited)
	(Dollars in thousands)

Cash flows provided by (used for) operating activities	$63,204	$124,937	$137,246	$(113,982)	$23,264
Cash flows provided by (used for) investing activities	(18,170)	(28,499)	(832,992)	(1,126)	(834,118)
Cash flows provided by (used for) financing activities	$(42,312)	$(87,690)	$711,318	$114,602	$825,920

Working Capital

Working capital decreased by $9.7 million, primarily as a result of decreases in accounts receivable and inventories of $91.6 million and $62.4 million, respectively. These decreases were largely offset by decreases in accounts payable and bank overdrafts of $131 million and $12.2 million, respectively. Additionally, cash increased from $24.3 million at December 31, 2005 to $27.0 million at December 30, 2006. The $27.0 million of cash on our balance sheet at December 30, 2006 primarily reflects customer remittances received in our lock-boxes on Friday and Saturday that are not available until the next Monday, which is part of the following fiscal period.

Operating Activities

During fiscal 2006, cash flows provided by operating activities totaled $63.2 million. The primary drivers of cash flow from operations were net income, as adjusted for non-cash charges, of $41.8 million and an increase in cash flow from operations related to working capital of $23.2 million reflecting decreases in accounts receivable and a reduction in structural product inventory, partially offset by decreases in accounts payable and a slight increase in specialty products inventory.

During fiscal 2005, cash flows provided by operating activities totaled $125 million. The primary drivers of cash flow from operations were net income, as adjusted for non-cash charges, of $68.8 million and an increase in cash flow from operations related to working capital of $50.1 million reflecting improvements in working capital management.

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

Adjustments to net income included depreciation and amortization, debt issue cost amortization, charges associated with mortgage refinancing, deferred income tax benefit and stock-based compensation.

Investing Activities

During fiscal 2006 and fiscal 2005, cash flows used for investing activities totaled $18.2 million and $28.5 million, respectively.

During fiscal 2006 and fiscal 2005, our acquisition related expenditures totaled $9.4 million and $16.9 million, respectively.

During fiscal 2006 and fiscal 2005, our expenditures for property and equipment were $9.6 million and $12.7 million, respectively. These expenditures were primarily for mobile equipment consisting of trucks, trailers, forklifts and sales force automobiles. We estimate that capital expenditures for 2007 will be approximately $13.5 million for normal operating activities. Our 2007 capital expenditures are anticipated to be paid from our current cash and cash provided from operating activities.

Proceeds from the sale of property and equipment totaled $0.8 million and $1.2 million during fiscal 2006 and fiscal 2005, respectively.

During fiscal 2004, cash flows used for investing activities totaled $834 million. On May 7, 2004, we and our operating company acquired the real estate and operating assets of the Division. We paid purchase consideration of approximately $823 million to Georgia-Pacific for the Division.

Our expenditures for property and equipment were $11.1 million in fiscal 2004. These expenditures were primarily for mobile equipment.

Proceeds from the sale of property and equipment totaled $0.3 million in fiscal 2004.

Financing Activities

Net cash used in financing activities was $42.3 million during fiscal 2006 and $87.7 million during fiscal 2005. The $45.4 million decrease in cash flows used in financing activities was primarily driven by proceeds from the new mortgage, in the amount of $295 million. These increases in cash flows provided by financing activities were partially offset by the retirement of the old mortgage of $165 million and a decrease in bank overdrafts of $42.5 million. In addition, there were decreases in the revolving credit facility and common stock issuances, of $27.1 million and $8.5 million, respectively. Prepayment fees associated with the old mortgage for fiscal 2006 totaled $2.5 million.

We paid dividends to our common stockholders in the aggregate amount of $15.4 million and $15.1 million in fiscal 2006 and fiscal 2005, respectively.

Net cash provided by financing activities was $826 million for fiscal 2004, which primarily resulted from net proceeds from our (i) revolving credit facility of $487 million, (ii) our mortgage payable of $165 million and (iii) our issuance of common stock of $121 million, all of which relate to our acquisition of the assets of the Distribution Division. Fees paid to issue debt in 2004 totaled $21.2 million.

Debt and Credit Sources

On May 7, 2004, our operating company entered into a revolving credit facility. As of December 30, 2006, advances outstanding under the revolving credit facility were approximately $237 million. Borrowing availability was approximately $281 million and outstanding letters of credit on this facility were approximately $11.1 million. As of December 30, 2006, the interest rate on outstanding balances under the revolving credit facility was 6.94%.

On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 57 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. The mortgage loan requires interest-only payments for the first five years followed by level monthly payments of principal and interest based on an amortization period of thirty years. The balance of the loan outstanding at the end of ten years will then become due and payable. German American Capital Corporation assigned half of its interest in the new mortgage loan to

Wachovia Bank, National Association. The new mortgage loan replaced our previously existing $165 million floating rate mortgage, which had a 7.4% interest rate at the time it was terminated. We used the net proceeds we received from the mortgage refinancing to pay down approximately $125 million of our outstanding revolving line of credit.

On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap has a notional amount of $150 million and the terms call for us to receive interest monthly at a variable rate equal to the 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap is designated as a cash flow hedge.

We expect this hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap materially match the critical terms of our variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if significant, of the cash flow hedge will be reflected in the current period earnings. Such amount for 2006 was insignificant.

Additionally, interest is capped pursuant to a rate cap agreement that caps 30-day LIBOR exposure at 6.0% on $165 million of our variable rate revolving credit facility. The interest rate cap agreement expires in November 2007. Fluctuations in the fair value of the interest rate cap agreement are recognized in current period earnings. These amounts as well as the fair value of the cap were immaterial during fiscal 2006.

At December 30, 2006, the fair value of the interest rate swap was a liability of $2.5 million and was included in “Other long-term liabilities” on our year-end 2006 Consolidated Balance Sheet. Accumulated other comprehensive income at December 30, 2006 included the net loss on the cash flow hedge (net of tax) of $1.5 million, which reflects the amount of comprehensive loss recognized for fiscal 2006 in connection with the change in fair value of the swap.

Contractual Commitments.  The following table represents our contractual commitments, excluding interest, associated with our debt and other obligations disclosed above as of December 30, 2006.

	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)

Revolving credit facility(1)	$—	$—	$—	$—	$231,462	$—	$231,462
Term loan facility(2)	—	—	—	—	6,000	—	6,000
Mortgage indebtedness(3)	—	—	—	—	1,511	293,489	295,000

Subtotal	—	—	—	—	238,973	293,489	532,462
Purchase obligations(4)	494,653	494,653	164,884	—	—	—	1,154,190
Operating leases	6,956	6,556	6,138	5,396	4,530	29,005	58,581
Letters of credit(5)	11,093	—	—	—	—	—	11,093

Total	$512,702	$501,209	$171,022	$5,396	$243,503	$322,494	$1,756,326

(1)	Interest on the revolving credit facility is variable, based on 14-day, one-month, two-month, three-month or six-month LIBOR. The interest rate on the revolving credit facility was 6.94% at December 30, 2006. On June 12, 2006, we entered into an interest swap agreement with Goldman Sachs Capital Markets to hedge against interest rate risks on $150 million of our revolving credit facility. The terms call for us to pay interest monthly at 5.4%. Annual interest at these rates totals $14.2 million. At December 30, 2006, the outstanding balance of our credit facility was approximately $237 million. The final maturity date of the revolving credit facility is May 7, 2011.

(2)	Term loan facility was used to refinance and consolidate certain loans made by the revolving loan lenders to the Company.

(3)	The interest rate on the new mortgage is fixed at 6.35%. Annual interest at this rate is $18.7 million.

(4)	Our purchase obligations are related to our Supply Agreement with Georgia-Pacific.

(5)	Letters of credit not included above under the credit facilities.

Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our Consolidated Balance Sheet (to the extent entered into prior to the end of the applicable period) as accounts payable and accrued liabilities.

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

All revenues recognized are net of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been insignificant for fiscal 2006, fiscal 2005 and fiscal 2004.

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At December 30, 2006, December 31, 2005 and January 1, 2005, these reserves totaled $7.7 million, $10.9 million and $13.4 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for fiscal 2006, fiscal 2005 and fiscal 2004.

Inventories

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. The market value of our inventory exceeded its cost at December 30, 2006 and December 31, 2005.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past six months or has turn days in excess of 365 days, excluding some specific specialty product items. At December 30, 2006, December 31, 2005 and January 1, 2005, our damaged and inactive inventory reserves totaled $5.1 million, $2.7 million and $3.0 million, respectively. Adjustments to earnings resulting from revisions to inactive estimates have been insignificant for fiscal 2006, fiscal 2005 and fiscal 2004.

Consideration Received from Vendors

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At December 30, 2006, December 31, 2005 and January 1, 2005, the vendor rebate receivable totaled $10.1 million, $13.1 million and $10.2 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for fiscal 2006, fiscal 2005 and fiscal 2004.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Our judgment regarding the existence of impairment indicators is based on market and operational performance. There have been no adjustments to earnings resulting from the impairment of long-lived assets for fiscal 2006, fiscal 2005 and fiscal 2004.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, we will be required to adopt FIN 48 in the first quarter of 2007. We are currently evaluating the impact that the adoption will have, if any, on our consolidated financial position, results of operations and cash flows and notes thereto. However, we do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123R is effective for fiscal year 2006.

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

We adopted SFAS No. 123R using the modified prospective method. The adoption of SFAS No. 123R did not have a material impact on our consolidated financial position, results of operations and cash flows.

Compensation expense arising from stock based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of December 30, 2006, there was $5.8 million, $1.7 million and $1.0 million of total unrecognized compensation expense related to stock options, restricted stock and restricted stock units. The unrecognized compensation expense for stock options is expected to be recognized over a period of 3.59 years. For restricted stock and restricted stock units, the unrecognized compensation expense will be recognized over a period of 2.92 years.

During fiscal 2006, our total recognized stock-based compensation expense was $3.1 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to risks such as changes in interest rates, commodity prices and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading, and are not used to address risks related to foreign currency exchange rates.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record derivative instruments as assets or liabilities on the balance sheet at fair value.

Less than 1.0% of our net sales are denominated in currencies other than the U.S. dollar, and we do not believe our total exposure to currency fluctuations to be significant.

We believe that general inflation did not significantly affect our operating results or markets in fiscal 2006, fiscal 2005 or fiscal 2004. As discussed above, our results of operations were both favorably and unfavorably impacted by increases and decreases in the pricing of certain commodity-based products. Commodity price fluctuations have from time to time created cyclicality in our financial performance and may do so in the future.

On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan with the German American Capital Corporation. The new mortgage has a term of ten years and a fixed interest rate of 6.35%. By entering into this mortgage, we insulated ourselves from changes in market interest rates on a portion of our indebtedness. This mortgage replaced our previously existing $165 million floating rate mortgage, which had a 7.4% interest rate when it was terminated and replaced with the fixed rate mortgage loan.

On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap has a notional amount of $150 million and the terms call for us to receive interest monthly at a variable rate equal to the 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap is designated as a cash flow hedge.

We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap materially match the critical terms of the variable rate revolving credit facility. The interest rate swap has the effect of fixing the interest rate on a $150 million LIBOR strip. Fluctuations in the fair value of the ineffective portion of the cash flow hedge will be reflected in current period earnings. Such amount for 2006 was insignificant.

Additionally, interest is capped pursuant to a rate cap agreement that caps 30-day LIBOR exposure at 6.0% on $165 million of our variable rate revolving credit facility. The interest rate cap agreement expires in November 2007. Fluctuations in the fair value of the interest rate cap agreement are recognized in current period earnings. These amounts, as well as the fair value of the cap, were immaterial during fiscal 2006.

At December 30, 2006, the fair value of the interest rate swap was a liability of $2.5 million and was included in “Other long-term liabilities” on our year-end 2006 Consolidated Balance Sheet. Accumulated other comprehensive income at December 30, 2006 included the net loss on the cash flow hedge (net of tax) of $1.5 million, which reflects the amount of comprehensive loss recognized for fiscal 2006 in connection with the change in the fair value of the swap.

An increase of 100 basis points in market interest rates would increase annual interest expense by approximately $0.3 million. A decrease of 100 basis points in market interest rates would decrease annual interest expense by approximately $0.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of BlueLinx Holdings Inc.:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission set forth in Internal Control — Integrated Framework. Based on our assessment, our management concluded that, as of December 30, 2006, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, which also audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K.

February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
BlueLinx Holdings Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BlueLinx Holdings Inc. (formerly ABP Distribution Holdings Inc.) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BlueLinx Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that BlueLinx Holdings Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, BlueLinx Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years ended December 30, 2006, December 31, 2005 and for the period from inception (March 8, 2004) to January 1, 2005 and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
BlueLinx Holdings Inc.

We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. (formerly ABP Distribution Holdings Inc.) and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years ended December 30, 2006, December 31, 2005 and for the period from inception (March 8, 2004) to January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlueLinx Holdings Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the consolidated results of their operations and cash flows for the years ended December 30, 2006, December 31, 2005 and for the period from inception (March 8, 2004) to January 1, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, in 2006, BlueLinx adopted the recognition provisions of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BlueLinx Holdings Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 23, 2007

BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Georgia-Pacific Corporation

We have audited the accompanying statements of revenue and direct expenses and comprehensive income, direct cash flows, and parent’s investment of the Building Products Distribution Division of Georgia-Pacific Corporation for the period from January 4, 2004 to May 7, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1, the statements of revenue and direct expenses and comprehensive income, direct cash flows, and parent’s investment for the period from January 4, 2004 to May 7, 2004 have been prepared for the purpose of possible sale of the Building Products Distribution Division of Georgia-Pacific Corporation, and are not intended to be a complete presentation of the Building Products Distribution Division of Georgia-Pacific Corporation’s financial position or results of operations as if it were operated on a stand-alone basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the revenue and direct expenses and comprehensive income, direct cash flows, and parent’s investment of the Building Products Distribution Division of Georgia-Pacific Corporation for the period from January 4, 2004 to May 7, 2004 in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Atlanta, Georgia
March 20, 2005

BLUELINX HOLDINGS INC.
(formerly ABP Distributions Holdings Inc.)

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash	$27,042	$24,320
Receivables, less allowances of $7,736 in fiscal 2006 and $10,945 in fiscal 2005	307,543	399,093
Inventories, net	410,686	473,068
Deferred income tax assets	9,024	6,678
Other current assets	44,948	44,909

Total current assets	799,243	948,068

Property, plant, and equipment:
Land and improvements	56,985	56,521
Buildings	95,814	93,381
Machinery and equipment	61,955	54,200
Construction in progress	2,025	2,350

Property, plant, and equipment, at cost	216,779	206,452
Accumulated depreciation	(38,530)	(22,403)

Property, plant, and equipment, net	178,249	184,049
Other assets	26,870	25,523

Total assets	$1,004,362	$1,157,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,815	$327,004
Bank overdrafts	50,241	62,392
Accrued compensation	8,574	13,494
Current maturities of long-term debt	9,743	—
Other current liabilities	14,633	15,195

Total current liabilities	279,006	418,085

Non-current liabilities:
Long-term debt	522,719	540,850
Deferred income taxes	1,101	1,911
Other long-term liabilities	12,137	12,942

Total liabilities	814,963	973,788

SHAREHOLDERS’ EQUITY
Common Stock, $0.01 par value, 100,000,000 shares authorized; 30,909,630 and 30,251,019 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	309	303
Additional paid-in-capital	138,066	132,346
Accumulated other comprehensive income	412	1,023
Retained earnings	50,612	50,180

Total shareholders’ equity	189,399	183,852

Total liabilities and shareholders’ equity	$1,004,362	$1,157,640

See Accompanying Notes

BLUELINX HOLDINGS INC.
(formerly ABP Distributions Holdings Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
STATEMENT OF REVENUE AND DIRECT EXPENSES AND
COMPREHENSIVE INCOME

				Pre-Acquisition
	BlueLinx			Period
			Period from
	Fiscal Year	Fiscal Year	Inception	Period from
	Ended	Ended	(March 8, 2004)	January 4,
	December 30,	December 31,	to January 1,	2004 to May 7,
	2006	2005	2005	2004
	(In thousands, except share data)

Net sales	$4,899,383	$5,622,071	$3,672,820	$1,885,334
Cost of sales	4,419,576	5,109,632	3,339,590	1,658,123

Gross profit	479,807	512,439	333,230	227,211

Operating expenses:
Selling, general, and administrative	381,554	378,008	248,291	139,203
Depreciation and amortization	20,724	18,770	10,132	6,175

Total operating expenses	402,278	396,778	258,423	145,378

Operating income	77,529	115,661	74,807	81,833
Non-operating expenses (income):
Interest expense	46,164	42,311	28,765	—
Charges associated with mortgage refinancing	4,864	—	—	—
Write-off of debt issue costs	—	—	2,871	—
Other expense (income), net	320	186	(516)	614

Income before income taxes	26,181	73,164	43,687	81,219
Provision for income taxes	10,349	28,561	17,781	30,782

Net income	15,832	44,603	25,906	$50,437
Less: preferred stock dividends	—	—	5,226

Net income applicable to common shareholders	$15,832	$44,603	$20,680

Basic weighted average number of common shares outstanding	30,618	30,195	19,006

Basic net income per share applicable to common shares	$0.52	$1.48	$1.09

Diluted weighted average number of common shares	30,779	30,494	20,296

Diluted net income per share applicable to common stock	$0.51	$1.46	$1.02

Dividends declared per common share	$0.50	$0.50	$—

Comprehensive income:
Net income	$15,832	$44,603	$25,906	$50,437
Other comprehensive income (loss): Foreign currency translation, net of taxes	(58)	276	747	(612)
Unrealized net gain from pension plan, net of taxes	983	—	—	—
Unrealized loss from cash flow hedge, net of taxes	(1,536)	—	—	—
Minimum pension liability, net of taxes	—	1,536	(1,536)	—

Comprehensive income	$15,221	$46,415	$25,117	$49,825

See Accompanying Notes

BLUELINX HOLDINGS INC.
(formerly ABP Distributions Holdings Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION
STATEMENT OF DIRECT CASH FLOWS

				Pre-Acquisition
	BlueLinx			Period
			Period from
	Fiscal Year	Fiscal Year	Inception	Period from
	Ended	Ended	(March 8, 2004)	January 4, 2004
	December 30,	December 31,	to January 1,	to May 7,
	2006	2005	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$15,832	$44,603	$25,906	$50,437
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	20,724	18,770	10,132	6,175
Amortization of debt issue costs	2,628	3,629	2,323	—
Charges associated with mortgage refinancing	4,864	—	—	—
Write-off of debt issue costs	—	—	2,871	—
Deferred income tax provision (benefit)	(3,700)	(368)	(4,469)	9,183
Stock-based compensation	3,137	2,170	1,088	—
Changes in assets and liabilities:
Receivables	94,113	(30,609)	221,529	(292,350)
Inventories	66,504	36,889	(13,080)	(145,689)
Accounts payable	(131,594)	56,605	(97,694)	257,772
Changes in other working capital	(5,780)	(12,746)	(13,156)	2,464
Other	(3,524)	5,994	1,796	(1,974)

Net cash provided by (used in) operating activities	63,204	124,937	137,246	(113,982)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(9,391)	(16,908)	(823,330)	—
Property, plant and equipment investments	(9,601)	(12,744)	(9,759)	(1,378)
Proceeds from sale of assets	822	1,153	97	252

Cash used in investing activities	(18,170)	(28,499)	(832,992)	(1,126)

Cash flows from financing activities:
Issuance of common stock, net	—	8,548	120,513	—
Issuance of restricted stock	1	—	—	—
Proceeds from stock options exercised	1,913	258	—	—
Excess tax benefits from stock-based compensation	891	71	—	—
Net increase (decrease) in revolving credit facility	(138,388)	(111,253)	487,103	—
Proceeds from new mortgage	295,000	—	—	—
Debt financing costs	(6,703)	(570)	(21,236)	—
Retirement of old mortgage	(165,000)	—	—	—
Prepayment fees associated with old mortgage	(2,475)	—	—	—
Increase (decrease) in bank overdrafts	(12,151)	30,359	(34,836)	26,250
Common dividends paid	(15,400)	(15,103)	—	—
Net transactions with Georgia-Pacific Corporation	—	—	—	88,352
Issuance of preferred stock	—	—	95,000	—
Redemption of preferred stock	—	—	(95,000)	—
Preferred stock dividends paid	—	—	(5,226)	—
Proceeds from issuance of other long-term debt	—	—	365,000	—
Retirement of other long-term debt	—	—	(200,000)	—

Net cash provided by (used in) financing activities	(42,312)	(87,690)	711,318	114,602

Increase (decrease) in cash	2,722	8,748	15,572	(506)
Balance, beginning of period	24,320	15,572	—	506

Balance, end of period	$27,042	$24,320	$15,572	$—

Supplemental Cash Flow Information
Income taxes paid during the period	$21,467	$33,067	$23,446	$21,941

Interest paid during the period	$42,636	$38,502	$25,351	$—

See Accompanying Notes

BLUELINX HOLDINGS INC.
(formerly ABP Distributors Holdings Inc.)

STATEMENTS OF SHAREHOLDERS’ EQUITY AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF GEORGIA-PACIFIC CORPORATION
STATEMENT OF PARENT’S INVESTMENT

		Accumulated
		Other
	Parent’s	Comprehensive
Pre-Acquisition Period	Investment	Income (Loss)	Totals
		(In thousands)

Balance January 3, 2004	637,061	12	637,073
Net income	50,437	—	50,437
Foreign currency translation adjustments	—	(612)	(612)
Net transactions with Georgia-Pacific	88,684	—	88,684

Balance, May 7, 2004	$776,182	$(600)	$775,582

				Accumulated
			Additional	Other
	Common Stock		Paid-In-	Comprehensive	Retained
BlueLinx Holdings Inc.	Shares	Amount	Capital	Income (Loss)	Earnings	Totals
			(In thousands)

Balance, at inception (March 8, 2004)	—	$—	$—	$—	$—	$—
Net income	—	—	—	—	25,906	25,906
Foreign currency translation adjustment, net of tax	—	—	—	747	—	747
Amount related to minimum pension liability, net of tax	—	—	—	(1,536)	—	(1,536)
Issuance of common stock to investors	20,000	200	4,800	—	—	5,000
Issuance of common stock-initial public offering, net	9,500	95	115,418	—	—	115,513
Compensation related to stock-option grants	—	—	1,088	—	—	1,088
Preferred stock dividends	—	—	—	—	(5,226)	(5,226)

Balance, January 1, 2005	29,500	295	121,306	(789)	20,680	141,492
Net income	—	—	—	—	44,603	44,603
Foreign currency translation adjustment, net of tax	—	—	—	276	—	276
Amount related to minimum pension liability, net of tax	—	—	—	1,536	—	1,536
Issuance of common stock — initial public offering, net	685	7	8,541	—	—	8,548
Proceeds from stock options exercised	66	1	258	—	—	259
Excess tax benefits from stock-based compensation	—	—	71	—	—	71
Compensation related to stock-option grants	—	—	2,170	—	—	2,170
Common dividends paid	—	—	—	—	(15,103)	(15,103)

Balance, December 31, 2005	30,251	303	132,346	1,023	50,180	183,852
Net income	—			—	15,832	15,832
Foreign currency translation adjustment, net of tax	—	—	—	(58)	—	(58)
Unrealized net gain from pension plan, net of tax	—	—	—	983	—	983
Unrealized loss from cash flow hedge, net of tax	—	—	—	(1,536)	—	(1,536)
Proceeds from stock options exercised	512	5	1,908	—	—	1,913
Issuance of restricted stock	147	1	—	—	—	1
Excess tax benefits from stock-based compensation	—	—	891	—	—	891
Compensation related to stock-based grants	—	—	2,921	—	—	2,921
Common dividends paid	—	—	—	—	(15,400)	(15,400)

Balance, December 30, 2006	30,910	$309	$138,066	$412	$50,612	$189,399

See Accompanying Notes

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Background

Basis of Presentation

BlueLinx Holdings Inc. was created on March 8, 2004 as a Georgia corporation named ABP Distribution Holdings Inc. On May 7, 2004, BlueLinx Holdings Inc. and its operating subsidiary, BlueLinx Corporation, (BlueLinx Holdings Inc. and its subsidiaries collectively referred to as the “Company”) acquired the assets of the Building Products Distribution Division (the “Division”) of Georgia-Pacific Corporation (“Georgia-Pacific”), as described below. On August 30, 2004, ABP Distribution Holdings Inc. merged into BlueLinx Holdings Inc., a Delaware corporation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal 2006 contained 52 weeks.

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

Nature of Operations

We are a wholesale supplier of building products in North America. We distribute building products including lumber, structural panels (including plywood and oriented strand board), hardwood plywood, roofing, insulation, metal products, vinyl siding and particleboard. These products are sold to a diversified customer

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

base, including independent building materials dealers, industrial and manufactured housing builders and home improvement centers. Net sales by product category are summarized below:

	BlueLinx			Pre-Acquisition Period
			Period from
	Fiscal Year	Fiscal Year	Inception	Period from
	Ended	Ended	(March 8, 2004) to	January 4, 2004 to
	December 30,	December 31,	January 1,	May 7,
	2006	2005	2005	2004
		(Dollars in millions)
Sales by category
Structural products	$2,788	$3,548	$2,392	$1,264
Specialty products	2,197	2,143	1,314	646
Unallocated allowances and adjustments	(86)	(69)	(33)	(25)

Total sales	$4,899	$5,622	$3,673	$1,885

Business Combinations

We account for business combinations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations, which results in a new valuation of the assets and liabilities acquired based upon the fair values on the date of the purchase.

On August 4, 2006, we completed the acquisition of Texas-based hardwood lumber distribution company, Austin Hardwoods, LTD. The acquisition of Austin Hardwoods was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for based on their fair market values at the date of consummation. Other SFAS No. 141 disclosures are omitted as they are not significant.

On July 22, 2005, we completed the acquisition of California-based hardwood lumber company Lane Stanton Vance (“LSV”), formerly a unit of privately-held Hampton Distribution Companies. The acquisition of the assets of LSV was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for based on their fair market values at the date of consummation. Other SFAS No. 141 disclosures are omitted as they are not significant.

On March 12, 2004, BlueLinx Holdings Inc. and its operating company, BlueLinx Corporation, entered into two separate definitive agreements to acquire the real estate and operating assets, respectively, of the Division. The transactions were consummated on May 7, 2004. We refer to the period prior to May 7, 2004 as the “pre-acquisition period.” The acquisition of the assets of the Division were accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for based on their fair market values at the date of consummation.

The total purchase price for the acquisition of the assets, including fees and expenses, was approximately $823 million. The asset purchase was funded with net proceeds of $526 million from drawings under our asset-based revolving credit facility, net proceeds of $97 million from our term loan, proceeds of $100 million from a mortgage loan made to us by ABPMC LLC (“ABPMC”), an affiliate of our controlling stockholder, Cerberus Capital Management, L.P. (“Cerberus”), proceeds of $95 million from issuance of preferred stock and proceeds of $5 million from issuance of common stock. In addition, we paid debt issue costs of $12.1 million and $3.2 million for our asset-based revolving credit facility and our term loan facility, respectively. The working capital settlement payment was funded with proceeds from our revolving credit facility.

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

Our intangible assets are comprised of customer relationships, internally developed software, supply agreements, trade names and non-compete agreements. These assets each totaled $8.5 million, $4.1 million, $5.3 million, $0.3 million and $0.2 million, respectively. These assets are being amortized over a period of 6.0 years, 3.0 years, 6.0 years, 1.0 year and 3.3 years, respectively. Amortization expense for intangible assets was $3.7 million, $3.5 million, and $2.2 million for fiscal 2006, fiscal 2005 and the period from inception (March 8, 2004) to January 1, 2005, respectively. Accumulated amortization totaled $9.4 million at December 30, 2006, which includes accumulated amortization for customer relationships, internally developed software, supply agreements, trade names, and non-compete agreements of $3.3 million, $3.6 million, $2.3 million, $0.2 million, and $0.029 million, respectively.

Estimated amortization expense for each of the five succeeding years is as follows:

(In thousands)

For fiscal 2007	$2,896
For fiscal 2008	$2,378
For fiscal 2009	$2,351
For fiscal 2010	$947
For fiscal 2011	$234

The acquisition of Austin Hardwoods resulted in goodwill in the amount of $0.7 million. SFAS 142 Goodwill and Other Intangible Assets requires companies to test goodwill for impairment at the reporting unit level, at least annually and more frequently upon the occurrence of certain events, as provided by SFAS 142.

As part of the acquisition transactions, we entered into a Master Purchase, Supply & Distribution Agreement with Georgia-Pacific (the “Supply Agreement”). We believe that the economic terms of the Supply Agreement are beneficial, since they provide us with certain discounts off standard industry pricing indices,

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain cash discounts and favorable payment terms. The Supply Agreement details distribution rights by product categories, including exclusivity rights and minimum supply volume commitments from Georgia-Pacific with respect to certain products. This agreement also details our purchase obligations by product categories, including substantial minimum purchase volume commitments with respect to most of the products supplied to us. Based on 2006 average market prices, our purchase obligations under this agreement are approximately $1.2 billion for the next three years. If we fail or refuse to purchase any products that we are obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and, for certain products, terminate our exclusivity, and we may be required to pay monetary penalties. The agreement has a five-year initial term and remains continuously in effect thereafter unless it is terminated. Termination of the Supply Agreement requires two years’ notice, exercisable after year four of the agreement. The Supply Agreement may be terminated by either party for material breach. However, if the material breach only affects one or more, but not all, of the product categories, the non- breaching party may only terminate the Supply Agreement in respect of the affected product categories and the Supply Agreement will remain in full force with respect to the remaining product categories. The Supply Agreement also provides for certain advertising, marketing and promotion arrangements between us and Georgia-Pacific for certain products. In addition, we were granted a limited, non-exclusive, royalty-free, fully paid license to use certain proprietary information and intellectual property of Georgia-Pacific. Our net purchases from Georgia-Pacific were approximately $1.2 billion, $1.4 billion, and $1.0 billion for fiscal 2006, fiscal 2005 and for the period from inception (March 8, 2004) to January 1, 2005, respectively.

The following table summarizes the fiscal 2004 pro forma results as if the acquisition of the Division occurred on January 4, 2004 (amounts in millions, except per share data).

Year Ended
January 1,
2005

Net sales	$5,558
Income before income taxes	112
Net income	66
Net income applicable to common stock	55
Basic earnings per share	2.92
Diluted earnings per share	2.73

Fiscal 2004 includes approximately $8 million in expenses associated with the acquisition transactions.

At the closing of the acquisition, our operating company entered into a transition services agreement with Georgia-Pacific. The services covered under the agreement included all then currently provided support services in several operating areas, including transportation management and sales and marketing. We agreed to compensate Georgia-Pacific for services provided during the transition period on an agreed upon cost-plus basis. These agreements expired during fiscal 2005.

In addition to the transition services agreement, we also entered into agreements with Georgia-Pacific to provide transition services in information technology (“IT”) and human resources. The IT support services agreement provided for infrastructure, business systems, operational systems, and network support services for a period of one-year; however, our operating company elected to terminate most sub-categories of IT support services during fiscal 2004. The human resources agreement providing for payroll, employee benefits administration, and other specified human resources-related administrative services expired December 31, 2004, when we converted to our own service.

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

Transactions with Georgia-Pacific during the pre-acquisition period

During the pre-acquisition period, Georgia-Pacific charged the Division for the estimated cost of certain functions that were managed by Georgia-Pacific and could reasonably be directly attributed to the operations of the Division. These costs included dedicated human resource, legal, accounting, and information systems support. The charges to the Division were based on management’s estimate of such services specifically used by the Division. Where determinations based on specific usage alone were impracticable, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the cost attributable to the Division. The total of these allocations was $5.9 million for the period from January 4, 2004 to May 7, 2004. Certain general corporate expenses were not allocated to the Division. These expenses included portions of property and casualty insurance premiums, health and welfare administration costs, human resources administration costs, finance administration costs, and legal costs. We estimate that these incremental costs would have been approximately $5 million for fiscal 2004.

We believe the assumptions underlying the Division’s financial statements are reasonable. However, the Division’s financial statements may not necessarily reflect the results of operations, financial position and cash flows in the future or what the results of operations, financial position and cash flows would have been had we been a separate, independent company during the periods presented.

A portion of Georgia-Pacific’s employee benefit costs, including pension and postretirement healthcare and life insurance benefits, was allocated to the Division. The Division was allocated pension and other employee benefit costs related to its participation in Georgia-Pacific’s noncontributory defined benefit pension plans and postretirement healthcare and life insurance benefit plans. Approximately $3 million was recorded in the accompanying statement of operations for the period from January 4, 2004 to May 7, 2004 related to the Division employees’ participation in Georgia-Pacific’s defined benefit pension and postretirement plans.

The allocation was determined by independent actuaries and was based on the number of its employees and their attributable benefits and an attributable share of plan assets and related benefit accounting items and was calculated in accordance with Statements of Financial Accounting Standards, or SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, respectively. The Division’s participation in Georgia-Pacific’s pension plans qualified as one employer in a multi-employer pension plan in accordance with Staff Accounting Bulletin, or SAB No. 55, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity; Cheap Stock. The Division has accounted for its participation in Georgia-Pacific’s noncontributory defined benefit pension plans in accordance with multi-employer pension plan guidance in SFAS No. 87. We believe such method of allocation is equitable and provides a reasonable estimate of the amounts attributable to the Division.

The Division purchased a substantial amount of its inventory from Georgia-Pacific; principally lumber, structural panels and industrial wood products (including particleboard, hardboard and softboard). Such transactions were in the ordinary course of business at negotiated prices determined between the Division and Georgia-Pacific and may not have reflected spot market prices. Sales to Georgia-Pacific were $4 million for the period from January 4, 2004 to May 7, 2004. Purchases from Georgia-Pacific were $519 million for the period from January 4, 2004 to May 7, 2004. In the period from January 4, 2004 to May 7, 2004, Georgia-Pacific transferred approximately $2 million of fixed assets to the Division in non-cash transfers. Amounts payable to or receivable from Georgia-Pacific were settled through intercompany accounts at the end

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of each month. All settlements with Georgia-Pacific were classified as “Net transactions with Georgia-Pacific Corporation” in the accompanying statements of cash flows.

The amount of parent’s investment included in the balance sheet represents a net balance as the result of various transactions between the Division and Georgia-Pacific. There were no terms of settlement or interest charges associated with the account balance. The balance was primarily the result of the Division’s participation in Georgia-Pacific’s central cash management program, wherein all the Division’s cash receipts were remitted to Georgia-Pacific and all cash disbursements were funded by Georgia-Pacific. Other transactions included intercompany purchases and sales, certain direct and allocated portions of legal, environmental, self-insurance and human resource obligations administered by Georgia-Pacific, as well as the Division’s share of the current portion of the parent’s consolidated federal and state income tax liability and various other administrative expenses incurred by the parent on the Division’s behalf. The average balance due from Georgia-Pacific was $669 million for the period from January 4, 2004 to May 7, 2004.

The Division was not allocated a portion of Georgia-Pacific’s consolidated debt. No portion of Georgia-Pacific’s interest expense was allocated to the Division.

2.	Summary of Significant Accounting Policies

Cash and Equivalents

Cash equivalents include time deposits and other securities with original maturities of three months or less.

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At December 30, 2006, December 31, 2005 and January 1, 2005, these reserves totaled $7.7 million, $10.9 million and $13.4 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for fiscal 2006, fiscal 2005 and fiscal 2004.

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

All revenues recognized are net of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on estimated obligations and our historical experience.

Shipping and Handling

Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in selling, general and administrative expenses were $143 million, $144 million, $87.0 million and $45.2 million for fiscal 2006, fiscal 2005, for the period from inception (March 8, 2004) to January 1, 2005 and for the period from January 4, 2004 to May 7, 2004, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses of $10.7 million, $8.1 million, $13.3 million and $6.5 million were included in selling, general and administrative expenses for fiscal 2006, fiscal 2005, for the period from inception (March 8, 2004) to January 1, 2005 and for the period from January 4, 2004 to May 7, 2004, respectively.

Earnings per Common Share

Basic and diluted earnings per share are computed by dividing net income less dividend requirements on the series A preferred stock, if applicable, by the weighted average number of common shares outstanding for the period. We redeemed all of our outstanding series A preferred stock during fiscal 2004.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and restricted stock using the treasury stock method.

On June 5, 2006, we granted options to certain of our executive officers to purchase an aggregate amount of 353,942 shares of our common stock. In addition, we granted an aggregate amount of 147,412 restricted stock awards to these officers. These stock-based awards were excluded from our diluted earnings per share calculation because they were anti-dilutive for fiscal 2006.

Stock options to purchase 247,000 shares, granted during the first and third quarters of fiscal 2006, were also excluded from the diluted earnings per share calculation because they were anti-dilutive for fiscal 2006.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 20, 2005, we granted an option to our Chief Executive Officer to purchase 750,000 shares of our common stock at an exercise price of $13.50, which was above the then current trading price of the underlying common stock as quoted by the New York Stock Exchange at such time. The options vest in five equal annual installments, beginning in October 2006. These options were excluded from our diluted earnings per share calculation because they were anti-dilutive for fiscal 2006 and fiscal 2005.

Additionally, stock options to purchase 24,000 shares, granted after October 20, 2005, were also excluded from the diluted earnings per share calculation because they were anti-dilutive for fiscal 2006 and fiscal 2005.

Common Stock Dividends

On each of February 14, May 3, August 8 and October 31, 2006, our Board of Directors declared a quarterly dividend of $0.125 per share on the Company’s common stock. Our controlling shareholder, Cerberus ABP Investor LLC (“Cerberus”), received total dividends of approximately $9.1 million in fiscal 2006 as a result of its ownership of 18,100,000 shares of our common stock.

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

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Lease obligations for which we assume or retain substantially all the property rights and risks of ownership are capitalized. Replacements of major units of property are capitalized and the replaced properties are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 2 to 15 years for land improvements, 5 to 33 years for buildings, and 3 to 7 years for machinery and equipment, which includes mobile equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income. Depreciation expense totaled $17.0 million, $15.2 million, $7.9 million and $6.2 million for fiscal 2006, fiscal 2005, for the period from inception (March 8, 2004) to January 1, 2005 and for the period from January 4, 2004 to May 7, 2004, respectively.

The Division was allocated interest on projects when construction takes considerable time and entails major expenditures. Such interest was charged to the property, plant, and equipment accounts and amortized over the approximate lives of the related assets.

Compensated Absences and Termination Costs

We accrue for the costs of compensated absences to the extent that the employee’s right to receive payment relates to service already rendered, the obligation vests or accumulates, payment is probable and the amount can be reasonably estimated.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123R is effective for fiscal year 2006.

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

Prior to fiscal 2006, the Company measured compensation cost for employee stock options using the fair value method of accounting prescribed by SFAS 123.

Income Taxes

Deferred income taxes are provided using the liability method under the provisions of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income.

During the pre-acquisition period, the Division computed an income tax provision as though it filed separate returns. The Division was included in Georgia-Pacific’s consolidated federal income tax return and the consolidated returns of certain states. Current taxes were paid by Georgia-Pacific.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, we will be required to adopt FIN 48 in the first quarter of 2007. We are currently evaluating the impact that the adoption will have, if any, on our consolidated financial position, results of operations and cash flows and notes thereto. However, we do not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations or operating results.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The functional currency for Canadian operations is the Canadian dollar. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in shareholders’ equity. Foreign currency transaction gains and losses are reflected in the accompanying financial statements. Accumulated other comprehensive income at December 30, 2006 included the gain from foreign currency translation (net of tax) of $1.0 million.

Derivatives

We are exposed to risks such as changes in interest rates, commodity prices and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading, and are not used to address risks related to foreign currency exchange rates.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record derivative instruments as assets or liabilities on the balance sheet at fair value.

On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap has a notional amount of $150 million, and the terms call for us to receive interest monthly at a variable rate equal to the 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap is designated as a cash flow hedge.

We expect this hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap materially match the critical terms of our variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if significant, of the cash flow hedge will be reflected in the current period earnings. Such amount for 2006 was insignificant.

Additionally, interest is capped pursuant to a rate cap agreement that caps 30-day LIBOR exposure at 6.0% on $165 million of our variable rate revolving credit facility. The interest rate cap agreement expires in November 2007. Fluctuations in the fair value of the interest rate cap agreement are recognized in current period earnings. These amounts as well as the fair value of the cap were immaterial during fiscal 2006.

At December 30, 2006, the fair value of the interest rate swap was a liability of $2.5 million and was included in “Other long-term liabilities” on the consolidated balance sheet. Accumulated other comprehensive income at December 30, 2006 included the net loss on the cash flow hedge (net of tax) of $1.5 million, which reflects the amount of comprehensive loss recognized for fiscal 2006 in connection with the change in fair value of the swap.

Restricted Cash

We had restricted cash of $7.3 million and $7.4 million at December 30, 2006 and December 31, 2005, respectively. Restricted cash primarily includes amounts held in escrow related to our interest rate swap (see Note 8) and mortgage (see Note 9). Restricted cash is included in “Other Current Assets” and “Other Assets” on the accompanying balance sheet.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

Carrying amounts for our financial instruments are not significantly different from their fair value with the exception of our mortgage. At December 30, 2006, the fair value of our mortgage was $305 million compared to the carrying value of $295 million.

BlueLinx Holdings Inc.

In BlueLinx Holdings Inc.’s financial statements in Note 14, BlueLinx Holdings Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. BlueLinx Holdings Inc.’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. BlueLinx Holdings Inc.’s financial statements should be read in conjunction with our consolidated financial statements.

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

New Accounting Standards

In February, 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

As mentioned in footnote 6, we adopted SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 requires additional financial statement disclosure regarding certain effects on net periodic benefit cost.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, we will be required to adopt FIN 48 in the first quarter of 2007. We are currently evaluating the impact that the adoption will have, if any, on our consolidated financial position, results of operations and cash flows and notes thereto. However, we do not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations or operating results.

3.	Income Taxes

For the pre-acquisition period, the provisions for income taxes include the Division’s allocated portion of current income taxes and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. Our provision for income taxes consists of the following:

				Pre-Acquisition
	BlueLinx			Period
			Period from
	Fiscal Year	Fiscal Year	Inception	Period from
	Ended	Ended	(March 8, 2004)	January 4, 2004
	December 30,	December 31,	to January 1,	to May 7,
	2006	2005	2005	2004
	(In thousands)		(In thousands)
Federal income taxes:
Current	$11,902	$23,625	$19,021	$19,006
Deferred	(3,060)	(143)	(4,081)	8,081
State income taxes:
Current	1,814	4,877	2,338	2,363
Deferred	(758)	(262)	(466)	1,005
Foreign income taxes:
Current	333	427	891	230
Deferred	118	37	78	97

Provision for income taxes	$10,349	$28,561	$17,781	$30,782

The federal statutory income tax rate was 35%.  Our provision for income taxes is reconciled to the federal statutory amount as follows:

				Pre-Acquisition
	BlueLinx			Period
			Period from
	Fiscal Year	Fiscal Year	Inception	Period from
	Ended	Ended	(March 8, 2004)	January 4, 2004
	December 30,	December 31,	to January 1,	to May 7,
	2006	2005	2005	2004
	(In thousands)
			(In thousands)
Provision for income taxes computed at the federal statutory tax rate	$9,163	$25,607	$15,289	$28,427
State income taxes, net of federal benefit	898	2,926	1,748	2,201
Other	288	28	744	154

Provision for income taxes	$10,349	$28,561	$17,781	$30,782

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our income before income taxes for our Canadian operations was $2.9 million for fiscal 2006 and $1.7 million for fiscal 2005.

Approximately $1.0 million of tax benefit and $0.6 million of tax expense were included in accumulated other comprehensive income relating to our interest rate swap (see note 8) and our pension plan (see note 6), respectively.

The components of our net deferred income tax assets (liabilities) are as follows:

	December 30,	December 31,
	2006	2005
	(In thousands)

Deferred income tax assets:
Inventory reserves	$4,216	$2,709
Compensation-related accruals	6,295	5,994
Accruals and reserves	4,021	3,952
Other	158	—

	$14,690	$12,655

Deferred income tax liabilities:
Intangible assets	(2,711)	(3,459)
Property, plant and equipment	(4,056)	(3,763)
Other	—	(666)

	(6,767)	(7,888)

Deferred income tax assets (liabilities), net	$7,923	$4,767

4.	Receivables

We have a diversified customer base concentrated in the building products business. Credit risk is monitored and provisions for expected losses are provided as determined necessary by management. We generally do not require collateral.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reflects our activity in receivables related reserve accounts:

	Beginning		Expense/	Write offs and	Ending
	Balance	Acquisitions	(Income)	Other, Net	Balance
	(In thousands)

Period from January 4, 2004 to May 7, 2004
Allowance for doubtful accounts and related reserves	$9,213	$—	$5,578	$(315)	$14,476
Period from Inception (March 8, 2004) to January 1, 2005
Allowance for doubtful accounts and related reserves	$—	$14,476	$(238)	$(831)	$13,407
Fiscal 2005
Allowance for doubtful accounts and related reserves	$13,407	$75	$678	$(3,215)	$10,945
Fiscal 2006
Allowance for doubtful accounts and related reserves	$10,945	$45	$556	$(3,810)	$7,736

5.	Stock-Based Compensation

We have two stock-based compensation plans covering officers, directors and certain employees and consultants; the 2004 Long Term Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options, out of the total amount of common shares authorized for issuance under the 2004 Plan and the 2006 Plan.

The 2004 Plan provides for the grant of nonqualified stock options, incentive stock options and restricted shares of our common stock to participants of the plan selected by our Board of Directors or a committee of the Board who administer the 2004 Plan. We reserved 2,222,222 shares of our common stock for issuance under the 2004 Plan. The terms and conditions of awards under the 2004 Plan are determined by the administrator for each grant.

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

On May 12, 2006 our shareholders approved the 2006 Plan. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards. We reserved 1,700,000 shares of our common stock for issuance under the 2006 Plan. The terms and conditions of awards

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the 2006 Plan are determined by the administrator for each grant. Awards issued under the 2006 Plan are subject to accelerated vesting in the event of a “change in control” as such event is defined in the 2006 Plan.

On June 5, 2006, the Board of Directors’ Compensation Committee granted certain of our executive officers awards in the form of restricted shares of our common stock and options to purchase shares of our common stock. Additionally, the Board granted certain other key employees restricted stock units equivalent in cash value to restricted shares with respect to our common stock. The stock option and restricted stock awards were granted pursuant to and are subject to the terms of the 2006 Plan. The restricted stock unit awards were granted pursuant to the terms of the 2006 Long-Term Incentive Plan for Key Senior Managers which does not provide for the issuance of equity or any other awards convertible to or exchangeable for equity.

The stock option awards vest over a five year term, with 20% of the award vesting each January 3rd after the grant date.

The restricted stock and restricted stock unit awards vest on June 5, 2011, five years after the grant date. However, the awards may vest earlier in their entirety (or portion, as appropriate) upon the attainment of certain minimum performance goals. Upon vesting of all or any portion of the restricted stock units, we will pay a cash amount equivalent to the fair market value of the shares of our common stock on the date when the award vests. The restricted stock units are not convertible to or exchangeable for equity.

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

Under the modified prospective transition method, compensation expense recognized in fiscal 2006 included: (a) compensation expense for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Since we applied the modified prospective transition method, results of prior periods have not been restated.

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

Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of December 30, 2006, there was $5.8 million, $1.7 million and $1.0 million of total unrecognized compensation expense related to stock options, restricted stock and restricted stock units, respectively. The unrecognized compensation expense for stock options is expected to be recognized over a period of 3.59 years. For restricted stock and restricted stock units, the unrecognized compensation expense will be recognized over a period of 2.92 years.

For fiscal 2006, fiscal 2005, and the period from inception (March 8, 2004) to January 1, 2005, our total recognized stock-based compensation expense was $3.1 million, $2.2 million and $1.1 million, respectively. Stock-based compensation expense is recognized in selling, general and administrative expense in our

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement of operations. We also recognized related income tax benefits of $1.2 million, $0.9 million and $0.4 million for fiscal 2006, fiscal 2005, and the period from inception (March 8, 2004) to January 1, 2005, respectively.

The total fair value of the options vested for fiscal 2006, fiscal 2005, and the period from inception (March 8, 2004) to January 1, 2005 was $2.0 million, $2.7 million and $0, respectively.

Cash proceeds from the exercise of stock options totaled $1.9 million for fiscal 2006. In addition, SFAS No. 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow upon adoption. We included $0.9 million of excess tax benefits in cash flows from financing activities for fiscal 2006.

For fiscal 2005, cash proceeds from the exercise of stock options totaled $0.3 million. In addition, we included $0.07 million of excess tax benefits in cash flows from financing activities for fiscal 2005.

The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of time-based options and performance-based options granted during fiscal 2006:

	Time-Based	Time-Based	Performance-Based
	Options*	Options**	Options***

Risk free interest rate	4.36%	4.73%	4.60%
Expected dividend yield	4.43%	3.85%	3.19%
Expected life	7 years	7 years	1 year
Expected volatility	50%	50%	50%
Weighted average fair value	$3.69	$5.12	$11.48

*	Exercise price exceeded market price at date of grant.

**	Exercise price equaled market price at date of grant.

***	Exercise price was less than the market price at date of grant.

Performance-based options include options for which the financial target has been set by the board of directors, or a committee thereof. On February 1, 2006, the compensation committee set the financial target for 69,300 options subject to vesting criteria in 2006.

The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of options granted during fiscal 2005:

	Chief Executive	Time-
	Officer	Based
	Options*	Options**

Risk free interest rate	4.40%	4.39%
Expected dividend yield	3.90%	4.45%
Expected life	7 years	7 years
Expected volatility	50%	48%
Weighted average fair value	$4.76	$3.90

*	Exercise price exceeded market price at date of grant.

**	Exercise price equaled market price at date of grant.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of options granted during the period from inception (March 8, 2004) to January 1, 2005:

Time-Based
Options*

Risk free interest rate	3.40%
Expected dividend yield	2.0%
Expected life	7 years
Expected volatility	0%
Weighted average fair value	$5.82

*	Time-based options include options granted to the Company’s independent directors and the Company’s chairman.

In determining the expected life, we did not rely on our historical exercise data as it does not provide a reasonable basis upon which to estimate future expected lives due to limited experience of employee exercises. Instead, we followed a simplified method based on the vesting term and contractual term as permitted under SEC Staff Accounting Bulletin No. 107.

The range of risk-free rates for fiscal 2006, fiscal 2005 and the period from inception (March 8, 2004) to January 1, 2005 was from 4.34% to 5.05%, 3.93% to 4.60% and 3.40% to 3.85%, respectively.

The expected volatility is based on the historical volatility of our common stock.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below includes certain additional information related to our outstanding employee stock options for the three years ended December 30, 2006 excluding performance-based options for which the financial targets had not been set as of such time totaling 128,025.

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at inception (March 8, 2004)	—	—
Options granted	1,030,187	$3.75
Options exercised/surrendered	—
Options cancelled	(17,050)	$3.75
Options outstanding at Jan. 1, 2005	1,013,137	$3.75
Options exercisable at Jan. 1, 2005	—
Options granted	788,900	$13.38
Options exercised/surrendered	(68,872)	$3.75
Options cancelled	(37,483)	$3.75
Options outstanding at Dec. 31, 2005	1,695,682	$8.23
Options exercisable at Dec. 31, 2005	395,525	$3.75
Options granted	672,242	$12.19
Options exercised/surrendered	(508,845)	$3.75
Options cancelled	(141,548)	$3.90
Options outstanding at Dec. 30, 2006	1,717,531	$11.47
Options exercisable at Dec. 30, 2006	262,492	$10.09

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual Life	Number of	Exercise	Contractual Life
Price Range	Options	Price	(in Years)	Options	Price	(in Years)

$ 3.75	325,664	$3.75	0.95	86,066	$3.75	0.21
10.29-15.10	1,391,867	13.27	9.04	176,426	13.27	8.76

	1,717,531			262,492

The following tables summarize the activity for our restricted stock awards and restricted stock unit awards during fiscal 2006:

		Weighted Average
	Restricted Stock	Grant Date
	Awards	Fair Value

Restricted stock awards at December 31, 2005	—	$—
Granted	148,912	13.99
Vested	—	—
Cancelled	(1,500)	14.01
Restricted stock awards outstanding at December 30, 2006	147,412	$13.99

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted Average
	Restricted Stock	Grant Date
	Unit Awards	Fair Value

Restricted stock unit awards at December 31, 2005	—	$—
Granted	124,200	13.95
Vested	—	—
Cancelled	(4,950)	14.01
Restricted stock unit awards outstanding at December 30, 2006	119,250	$13.95

The fair value of the restricted stock units will be marked-to-market each reporting period through the date of settlement. On December 30, 2006, the fair value of these awards was based on the closing price of our common stock of $10.40.

At December 30, 2006, the aggregate intrinsic value of stock-based awards outstanding and options exercisable was $5.0 million and $0.6 million, respectively (the intrinsic value of a stock-based award is the amount by which the market value of the underlying award exceeds the exercise price of the award). The intrinsic value of stock options exercised during fiscal 2006 and fiscal 2005 was $5.2 million and $0.6 million, respectively.

Stock Based Compensation during the Period from January 4, 2004 to May 7, 2004

Certain of the Division’s employees participated in equity compensation plans sponsored by Georgia-Pacific. Georgia-Pacific’s plans authorize grants of stock options, restricted stock and performance awards with respect to Georgia-Pacific common stock. Employees of the Division also held 193,732 stock appreciation rights at exercise prices ranging from $15.22 to $29.47. In addition, employees of the Division held 260,990 shares of restricted stock and 176,872 performance award units. The shares of restricted stock vested in three annual installments, 25% each on June 5, 2004 and 2005, and 50% on June 5, 2006. During the period from January 4, 2004 to May 7, 2004, the Division recorded approximately $4 million of stock-based compensation expense related to these plans. Of this amount, approximately $3 million related to accelerated vesting of certain awards upon change-of-control.

6.	Employee Benefits

Defined Benefit Pension Plans

Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We do not expect to make any contributions to the hourly pension plan in fiscal 2007. Contributions to multiemployer plans are generally based on negotiated labor contracts. We contributed $1.6 million, $1.5 million, $0.9 million and $0.6 million to union administered multiemployer pension plans for fiscal 2006, fiscal 2005, for the period from inception (March 8, 2004) to January 1, 2005 and for the period from January 4, 2004 to May 7, 2004, respectively. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the change in projected benefit obligation and the change in plan assets for the hourly pension plan:

	Fiscal Year Ended	Fiscal Year Ended
	December 30,	December 31,
	2006	2005
	(In thousands)

Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$70,073	$68,962
Service cost	2,689	2,600
Interest cost	4,045	3,879
Actuarial (gain) loss	(2,151)	(2,996)
Benefits paid	(2,781)	(2,397)
Acquisition of LSV	—	25

Projected benefit obligation at end of period	71,875	70,073

Change in plan assets:
Fair value of assets at beginning of period	$62,695	$58,399
Actual return on plan assets	5,512	6,693
Benefits paid	(2,781)	(2,397)

Fair value of assets at end of period	65,426	62,695

Funded Status of Plan	$(6,449)	$(7,378)

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in the December 30, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. As of December 30, 2006, the net unfunded status of our benefit plan was $6.4 million and was included in Other long-term liabilities on our Consolidated Balance Sheet. The net adjustment to other comprehensive income was $1.6 million ($1.0 million net of tax) which represents the net unrecognized actuarial gain and unrecognized prior service cost. The

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effects of adopting the provisions of SFAS 158 on our Consolidated Balance Sheet at December 31, 2006, are presented in the following table.

The funded status and the amounts recognized on the accompanying balance sheets for the hourly pension plan are set forth in the following table:

	December 30,	December 31,
	2006	2005
	(In thousands)

Funded status	$(6,449)	$(7,378)
Unrecognized Prior Service Cost (LSV)	23	25
Unrecognized actuarial (gain) loss	(1,634)	829

Net amount recognized	$(8,060)	$(6,524)

Amounts recognized on the balance sheet consist of:
Accrued pension liability	(6,449)	(6,524)
Accumulated other comprehensive income	(1,611)	—

Net amount recognized	$(8,060)	$(6,524)

The accumulated benefit obligation for the hourly pension plan was $70 million and $67 million at December 30, 2006 and December 31, 2005, respectively.

Net periodic pension cost for our pension plans included the following:

	Fiscal Year Ended	Fiscal Year Ended
	December 30,	December 31,
	2006	2005
	(In thousands)	(In thousands)

Service cost	$2,689	$2,600
Interest cost on projected benefit obligation	4,045	3,879
Expected return on plan assets	(5,200)	(4,836)
Amortization of unrecognized prior service cost	2	—

Net periodic pension cost	$1,536	$1,643

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	December 30,	December 31,
	2006	2005

Projected benefit obligation:
Discount rate	6.00%	5.90%
Average rate of increase in future compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%
Net periodic pension cost
Discount rate	5.90%	5.75%
Average rate of increase in future compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our percentage of fair value of total assets by asset category as of our measurement date, which falls on the last day of our third fiscal quarter, are as follows:

	September 30,	October 1,
Asset Category	2006	2005

Equity securities — domestic	61%	62%
Equity securities — international	15%	16%
Fixed income	24%	22%

Total	100%	100%

Investment policy and strategy

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments will be to maximize the long-term real growth of fund assets, while the role of fixed income investments will be to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We will review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary. Target allocations for 2007 are 60% domestic and 15% international equity investments, and 25% fixed income investments.

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Equity securities are expected to return 9% to 10% over the long-term, while debt securities are expected to return between 5% and 6%.

Our estimated future benefit payments reflecting expected future service are as follows:

Fiscal Year Ending
(In thousands)

December 29, 2007	$3,226
January 3, 2009	3,409
January 2, 2010	3,590
January 1, 2011	3,746
December 31, 2011	3,933
December 29, 2012 — December 31, 2016	22,541

Defined Contribution Plans

Our employees also participate in several defined contribution plans. Contributions to the plans are based on employee contributions and compensation. Contributions to these plans totaled $6.3 million, $12.2 million, $7.3 million and $3.3 million for fiscal 2006, fiscal 2005, for the period from inception (March 8, 2004) to January 1, 2005 and for the period from January 4, 2004 to May 7, 2004, respectively.

Retirement and Consulting Agreement

On November 1, 2006, we announced that David J. Morris was retiring from his position as chief financial officer. In connection with Mr. Morris’ retirement, we entered into a retirement and consulting agreement with Mr. Morris pursuant to which we agreed to pay Mr. Morris a consulting fee of $173,940,

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which shall be due and payable on the date that is 6 months after his retirement date. Each month thereafter, for a period of 18 months, we shall pay Mr. Morris $28,990 per month. The retirement and consulting agreement also contains confidentiality provisions, as well as a covenant not to compete during the term of the agreement. We recorded the entire consulting fee expense under Mr. Morris’ agreement of $0.7 million in the fourth quarter of fiscal 2006.

7.	Inventory Reserve Accounts

The following reflects our activity for inventory reserve accounts:

	Beginning			Write-offs and	Ending
	Balance	Acquisitions	Expense	Other, Net	Balance
	(In thousands)

Period from January 4, 2004 to May 7, 2004
LIFO reserve	$31,979	$—	$3,327	$—	$35,306
Obsolescence/damaged inventory reserve	$2,126	$—	$—	$(547)	$1,579
Period from Inception (March 8, 2004) to January 1, 2005
Obsolescence/damaged inventory reserve	$—	$1,579	$1,386	$—	$2,965
Lower of cost or market reserve	$—	$—	$1,041	$—	$1,041
Fiscal 2005
Obsolescence/damaged inventory reserve	$2,965	$204	$1,376	$(1,820)	$2,725
Lower of cost or market reserve	$1,041	$—	$134	$(1,175)	$—
Fiscal 2006
Obsolescence/damaged inventory reserve	$2,725	$24	$2,827	$(514)	$5,062
Lower of cost or market reserve	$—	$—	$117	$(117)	$—

8.	Revolving Credit Facility

On May 7, 2004, we entered into a revolving credit facility. The revolving credit facility, as amended, has a revolving loan limit of $800 million and matures on May 7, 2011. Advances under the revolving credit facility are made as prime rate loans or LIBOR loans at our election. The revolving credit facility loans are secured by a first priority security interest in all inventory and receivables and all other personal property. Our revolving loan limit of $800 million includes a term loan for $6 million used to refinance and consolidate certain loans made by the revolving loan lenders to us. Borrowing availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of December 30, 2006, we had outstanding borrowings of $237 million and availability of $281 million under the terms of the revolving credit facility. We classify the lowest projected balance of the credit facility over the next twelve months of $228 million as long term debt.

Interest rates payable upon such advances are based upon the prime rate or LIBOR rate, depending on the type of loan we choose, plus an applicable margin. The applicable interest rates for prime rate and Eurodollar loans are subject to adjustments based on our EBITDA amount as defined in the revolving credit facility. At December 30, 2006, the interest rate prevailing on the revolving credit facility was 6.94%. Under the revolving credit facility, as of December 30, 2006, we paid an unused line fee of 0.25% on the unused portion of the

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitment. In fiscal 2006 and fiscal 2005, we incurred $0.4 million and $0.6 million of debt financing costs, respectively, related to the revolving credit facility which are being amortized over the term of the facility.

The revolving credit facility contains customary negative covenants and restrictions for asset based loans, with which we are in compliance. In addition, the revolving credit facility requires, during a period commencing on the date on which the amount of excess availability under the revolving credit facility has been less than $40 million for the third consecutive business day and ending on a subsequent date on which the amount of modified adjusted excess availability has been equal to or greater than $40 million for the sixtieth consecutive day, that (i) we meet a monthly fixed charge coverage test, as defined in the revolving credit agreement and (ii) we not incur capital expenditures of more than $20 million in any fiscal year. When measured, we are required to maintain a fixed charge coverage ratio of 1.1 to 1.0.

The revolving credit facility limits distributions by BlueLinx Corporation, the operating company, to its parent, BlueLinx Holdings Inc., which, in turn, may limit BlueLinx Holding Inc.’s ability to pay dividends to holders of common stock. The revolving credit facility currently permits BlueLinx Corporation to pay dividends to BlueLinx Holdings Inc. (i) in an amount equal to the sum of our federal, state and local income tax liability that is attributable to our operating company and its subsidiaries and (ii) for our general administrative expenses and/or operating expenses incurred by us on behalf of our operating company or its subsidiaries in an amount not to exceed $2.5 million in any fiscal year. In addition, the revolving credit facility permits the operating company to pay dividends to us in an aggregate amount not to exceed the sum of 50% of the operating company’s cumulative net income earned since May 7, 2004, plus 50% of the first $100 million of capital contributions made by us to the operating company after October 26, 2004, plus 100% of each capital contribution made by us to the operating company after such first $100 million of capital contributions, so long as:

(i) the operating company does not pay dividends to us in excess of $25 million in the aggregate in any fiscal year;

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

On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap has a notional amount of $150 million and the terms call for us to receive interest monthly at a variable rate equal to the 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap is designated as a cash flow hedge.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap materially match the critical terms of the variable rate revolving credit facility. The interest rate swap has the effect of fixing the interest rate on a $150 million LIBOR strip. Fluctuations in the fair value of the interest rate swap are recorded in accumulated other comprehensive income. Such amount for 2006 was insignificant.

Additionally, interest is capped pursuant to a rate cap agreement that caps 30-day LIBOR exposure at 6.0% on $165 million of our variable rate revolving credit facility. The interest rate cap agreement expires in November 2007. Fluctuations in the fair value of the interest rate cap agreement are recognized in current period earnings. These amounts were immaterial during fiscal 2006.

At December 30, 2006, the fair value of the interest rate swap was a liability of $2.5 million and was included in “Other long-term liabilities” on the Consolidated Balance Sheet. Accumulated other comprehensive income at December 30, 2006 included the net loss on the cash flow hedge (net of tax) of $1.5 million, which reflects the amount of comprehensive loss recognized for fiscal 2006 in connection with the change in fair value of the swap.

At December 30, 2006, we had outstanding letters of credit totaling $11.1 million, primarily for the purposes of securing collateral requirements under our casualty insurance programs and for guaranteeing payment of international purchases based on fulfillment of certain conditions.

9.	Mortgage

On June 9, 2006, we entered into a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 57 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the new mortgage loan to Wachovia Bank, National Association.

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

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Related Party Transactions

Temporary Staffing Provider

We use Tandem Staffing Solutions, or Tandem, an affiliate of Cerberus, as the temporary staffing company for our office located in Atlanta, Georgia. We incurred total temporary staffing expenses of $2.0 million, $1.9 million and $1.6 million for fiscal 2006, fiscal 2005 and for the period from inception (March 8, 2004) to January 1, 2005 respectively. As of December 30, 2006 and December 31, 2005, we had accounts payable in the amount of $47,100 and $48,733 to Tandem, respectively.

Consulting

For fiscal 2006, fiscal 2005, and the period from inception (March 8, 2004) to January 1, 2005, we incurred expenses in the amount of $33,000, $480,800 and $0, respectively, for consulting services provided to us by consultants on retainer to Cerberus. As of December 30, 2006 and December 31, 2005, we had accounts payable in the amount of $0 and $417,850 for these services, respectively.

Overhead Expense Reimbursement

For fiscal 2006, fiscal 2005, and the period from inception (March 8, 2004) to January 1, 2005, we incurred expenses in the amount of $20,745, $134,542 and $183,449, respectively, related to reimbursements to Cerberus for various overhead expenses directly related to our business. As of December 30, 2006 and December 31, 2005, we had accounts payable related to these expenses of $0 and $70,100, respectively.

Other SG&A

We use ATC Associates, Inc. (ATC) and SBI Group (SBI), Cerberus affiliates, for real estate surveys and information technology consulting. These expenses totaled $206,580, $90,793 and 567,753 for fiscal 2006, fiscal 2005 and the period from inception (March 8, 2004) to January 1, 2005, respectively.

Information Systems

We purchased software licenses and a maintenance agreement from SSA Global, a former Cerberus affiliate. These payments were directly related to the transfer of our existing financial reporting software from Georgia-Pacific. These payments totaled $83,504, $338,128 and $1.4 million for fiscal 2006, fiscal 2005 and the period from inception (March 8, 2004) to January 1, 2005, respectively. As of December 30, 2006 and December 31, 2005, we had accounts payable of $24,876 and $0, respectively.

Rental Car

For fiscal 2006, fiscal 2005, and the period from inception (March 8, 2004) to January 1, 2005, we incurred expenses for car rentals in the amount of $332,922, $390,001 and $0, respectively. These services were provided by Vanguard Car Rental USA Inc., an affiliate of Cerberus. As of December 30, 2006 and December 30, 2005, we had accounts payable in the amount of $4,197 and $41,445, respectively, related to these expenses.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest

We made interest payments of $4.8 million to ABPMC, an affiliate of Cerberus, related to our $100 million old mortgage loan, which was repaid in full, during the period from inception (March 8, 2004) to January 1, 2005.

We made interest payments of $6.4 million related to our term loan during the period from inception (March 8, 2004) to January 1, 2005. Cerberus and Aozora Bank Ltd., an affiliate of Cerberus, held 94% of the $100 million term loan. The term loan was repaid in full.

Preferred Dividends

During fiscal 2004, we paid dividends of $5.2 million related to our series A preferred stock, 100% of which was owned by Cerberus. We redeemed all $95 million of our issued and outstanding series A preferred stock during the period from inception (March 8, 2004) to January 1, 2005.

11.	Commitments and Contingencies

Operating Leases

Total rental expense was approximately $6.8 million, $6.5 million, $5.1 million and $2.4 million for fiscal 2006, fiscal 2005, the period from inception (March 8, 2004) to January 1, 2005 and the period from January 4, 2004 to May 7, 2004, respectively.

At December 30, 2006, our total commitments under long-term, non-cancelable operating leases were as follows (in thousands):

2007	$6,956
2008	6,556
2009	6,138
2010	5,396
2011	4,530
Thereafter	29,005

Total	$58,581

Certain of our operating leases have extension options.

Environmental and Legal Matters

We are, and from time to time may be, involved in various legal proceedings incidental to our businesses and are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Management believes that the disposition of these matters will not have a materially adverse effect on our financial condition or results of operations.

Georgia-Pacific is a defendant in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to products containing asbestos. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Georgia-Pacific. Although the terms of the asset purchase agreement provide that Georgia-Pacific will indemnify us against all obligations and liabilities arising out of, relating to or otherwise in any way in respect of any product liability claims (including, without limitation, claims, obligations or liabilities relating to the

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presence or alleged presence of asbestos-containing materials) with respect to products purchased, sold, marketed, stored, delivered, distributed or transported by Georgia-Pacific and its affiliates, including the Division prior to the acquisition, it could be possible that circumstances may arise under which asbestos-related claims against Georgia-Pacific could cause us to incur substantial costs.

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

Collective Bargaining Agreements

Approximately 32% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 6% of our work force will expire within one year.

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

Breach of Contract Claim

On January 12, 2007, Kenexa Technology, Inc. filed suit against our operating company in the U.S. District Court for the District of Delaware. The suit alleges that our operating company breached a five-year services agreement between it and the plaintiff and seeks unspecified monetary damages for the alleged breach of the agreement. This lawsuit is in its initial stage and it is not possible to reliably predict the outcome or any relief that could be awarded, as the litigation process is inherently uncertain. Therefore, we are unable to currently estimate the loss, if any, which could possibly be associated with this litigation. However, we dispute the validity of the claims presented by Kenexa in this suit and we currently intend to contest the

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegations and claims and defend ourselves vigorously. On February 20, 2007 we filed our answer, denying liability, stating a number of affirmative defenses and requesting that the complaint be dismissed. We also filed a counterclaim alleging breach of contract by Kenexa and seeking unspecified damages.

Hurricane Katrina

Hurricane Katrina caused significant damage at our distribution center in New Orleans, Louisiana. The facility ceased operations prior to the arrival of the storm on August 29, 2005. There was approximately $2.4 million in inventory located at the facility that has been declared a total loss by our insurer. Damage to the building and furniture, fixtures and equipment is expected to exceed $2.0 million. The total loss recognized related to the damage was $250,000, which is the amount of our insurance deductible. We recognized this loss in fiscal 2005. While certain amounts have been recovered from the insurance carriers, we still have claims pending for additional recoveries. The facility has reopened but continues to operate at a reduced capacity.

12.	Subsequent Events

On January 22, 2007, our Board of Directors declared a $0.125 dividend on our common shares for the quarter ended December 30, 2006. The dividend is payable on March 30, 2007, to shareholders of record on March 16, 2007.

13.	Unaudited Selected Quarterly Financial Data

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
					Three Months		Three Months	Three Months
	Three Months	Three Months	Three Months	Three Months	Ended	Three Months	Ended	Ended
	Ended April 1,	Ended April 2,	Ended July 1,	Ended July 2,	September 30,	Ended October 1,	December 30,	December 31,
	2006(a)	2005(b)	2006(c)	2005(d)	2006(e)	2005(f)	2006(g)	2005(h)
	(In thousands, except per share amounts)

Net sales	$1,376,606	$1,351,619	$1,378,950	$1,486,976	$1,203,578	$1,454,217	$940,249	$1,329,259
Gross profit	129,952	119,328	136,443	115,681	120,906	137,037	92,506	140,393
Net income(loss)	$9,795	$8,418	$9,611	$7,751	$2,292	$13,896	$(5,866)	$14,538
Net income (loss) applicable to common stockholders	$9,795	$8,418	$9,611	$7,751	$2,292	$13,896	$(5,866)	$14,538
Basic net income (loss) per share applicable to common stock	$0.32	$0.28	$0.31	$0.26	$0.07	$0.46	$(0.19)	$0.48
Diluted net income (loss) per share applicable to common stock	$0.32	$0.28	$0.31	$0.25	$0.07	$0.46	$(0.19)	$0.48

(a)	During the three months ended April 1, 2006, basic and diluted weighted average shares were 30,417,488, and 30,712,709, respectively. Stock options to purchase 760,500 shares were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(b)	During the three months ended April 2, 2005, basic and diluted weighted average shares were 30,154,890 and 30,457,896, respectively.

(c)	During the three months ended July 1, 2006, basic and diluted weighted average shares were 30,649,044 and 30,788,936, respectively. Total stock-based awards of 1,503,754 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	During the three months ended July 2, 2005, basic and diluted weighted average shares were 30,185,556 and 30,475,752, respectively.

(e)	During the three months ended September 30, 2006, basic and diluted weighted average shares were 30,662,219 and 30,782,273, respectively. Total stock-based awards of 1,537,254 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(f)	During the three months ended October 1, 2005, basic and diluted weighted average shares were 30,198,643 and 30,493,289, respectively.

(g)	During the three months ended December 30, 2006, basic and diluted weighted average shares were 30,745,010. Total stock-based awards of 1,537,254 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(h)	During the three months ended December 31, 2005, basic and diluted weighted average shares were 30,239,604 and 30,550,977, respectively. Stock options to purchase 778,900 shares were excluded from our diluted earnings per share calculation because they were anti-dilutive.

14.	Supplemental Condensed Consolidating/Combined Financial Statements

The condensed consolidating financial information as of December 30, 2006 and December 31, 2005 and for fiscal 2006 and fiscal 2005, and the period from inception (March 8, 2004) to January 1, 2005 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see Note 8, Revolving Credit Facility, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated/combining financial statements are sixty-one single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation. The supplemental condensed combining financial statements for the period from January 4, 2004 to May 7, 2004 also present the financial position, results of operations and cash flows for the pre-acquisition period as if our current structure had been outstanding for the period presented.

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended December 30, 2006 follows (in thousands):

		BlueLinx
		Corporation
	BlueLinx	and	LLC
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$4,899,383	$25,570	$(25,570)	$4,899,383
Cost of sales	—	4,419,576	—	—	4,419,576

Gross profit	—	479,807	25,570	(25,570)	479,807

Operating expenses:
Selling, general and administrative	1,511	404,723	890	(25,570)	381,554
Depreciation and amortization	—	16,492	4,232	—	20,724

Total operating expenses	1,511	421,215	5,122	(25,570)	402,278

Operating income (loss)	(1,511)	58,592	20,448	—	77,529
Non-operating expenses:
Interest expense	—	29,479	16,685	—	46,164
Charges associated with mortgage refinancing	—	—	4,864	—	4,864
Other expense (income), net	—	413	(93)	—	320

Income (loss) before provision for (benefit from) income taxes	(1,511)	28,700	(1,008)	—	26,181
Provision for (benefit from) income taxes	(604)	11,356	(403)	—	10,349

Equity in income of subsidiaries	16,739	—	—	(16,739)	—

Net income (loss)	$15,832	$17,344	$(605)	$(16,739)	$15,832

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended December 31, 2005 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$5,622,071	$19,600	$(19,600)	$5,622,071
Cost of sales	—	5,109,632	—	—	5,109,632

Gross profit	—	512,439	19,600	(19,600)	512,439

Operating expenses:
Selling, general and administrative	1,779	395,368	461	(19,600)	378,008
Depreciation and amortization	—	14,486	4,284	—	18,770

Total operating expenses	1,779	409,854	4,745	(19,600)	396,778

Operating income (loss)	(1,779)	102,585	14,855	—	115,661
Non-operating expenses:
Interest expense	—	31,624	10,687	—	42,311
Other expense (income), net	—	296	(110)	—	186

Income (loss) before provision for (benefit from) income taxes	(1,779)	70,665	4,278	—	73,164
Provision for (benefit from) income taxes	(683)	27,601	1,643	—	28,561

Equity in income of subsidiaries	45,699	—	—	(45,699)	—

Net income	$44,603	$43,064	$2,635	$(45,699)	$44,603

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from inception (March 8, 2004) to January 1, 2005 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$3,672,820	$10,662	$(10,662)	$3,672,820
Cost of sales	—	3,339,590	—	—	3,339,590

Gross profit	—	333,230	10,662	(10,662)	333,230
Operating expenses:
Selling, general and administrative	432	258,380	141	(10,662)	248,291
Depreciation and amortization	—	7,320	2,812	—	10,132

Total operating expenses	432	265,700	2,953	(10,662)	258,423

Operating income (loss)	(432)	67,530	7,709	—	74,807
Non-operating expenses (income):
Interest expense	—	22,183	6,582	—	28,765
Write-off of debt issue costs	—	2,871	—	—	2,871
Other income, net	—	(516)	—	—	(516)

Income (loss) before provision for (benefit from) income taxes	(432)	42,992	1,127	—	43,687
Provision for (benefit from) income taxes	(168)	17,510	439	—	17,781

Equity in income of subsidiaries	26,170	—	—	(26,170)	—

Net income	25,906	$25,482	$688	$(26,170)	25,906

Less: Preferred stock dividends	5,226				5,226

Net income attributable to common shareholders	$20,680				$20,680

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-acquisition condensed combining statement of operations for the Distribution Division for the period from January 4, 2004 to May 7, 2004 follows (in thousands):

	Distribution
	Division
	Excluding
	Warehouse	Warehouse
	Properties	Properties	Combined

Net sales	$1,885,334	$—	$1,885,334
Cost of sales	1,658,123	—	1,658,123

Gross profit	227,211	—	227,211
Operating expenses:
Selling, general and administrative	139,203	—	139,203
Depreciation and amortization	3,786	2,389	6,175

Total operating expenses	142,989	2,389	145,378

Operating income (loss)	84,222	(2,389)	81,833
Non-operating expenses:
Other expense, net	614	—	614

Income (loss) before provision for (benefit from) income taxes	83,608	(2,389)	81,219
Provision for (benefit from) income taxes	31,687	(905)	30,782

Net income (loss)	$51,921	$(1,484)	$50,437

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 30, 2006 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash	$2	$27,017	$23	$—	$27,042
Receivables	—	307,543	—	—	307,543
Inventories	—	410,686	—	—	410,686
Deferred income taxes	—	9,175	—	(151)	9,024
Other current assets	497	46,957	—	(2,506)	44,948
Intercompany receivable	764	—	—	(764)	—

Total current assets	1,263	801,378	23	(3,421)	799,243

Property, plant and equipment:
Land and land improvements	—	2,760	54,225	—	56,985
Buildings	—	6,467	89,347	—	95,814
Machinery and equipment	—	61,955	—	—	61,955
Construction in progress	—	2,025	—	—	2,025

Property, plant and equipment, at cost	—	73,207	143,572	—	216,779
Accumulated depreciation	—	(27,300)	(11,230)	—	(38,530)

Property, plant and equipment, net	—	45,907	132,342	—	178,249
Investment in subsidiaries	188,307	—	—	(188,307)	—
Deferred income taxes	—	1,430	—	(1,430)	—
Other non-current assets	—	20,916	5,954	—	26,870

Total assets	$189,570	$869,631	$138,319	$(193,158)	$1,004,362

Liabilities:
Current liabilities:
Accounts payable	$20	$195,795	$—	$—	$195,815
Bank overdrafts	—	50,241	—	—	50,241
Accrued compensation	—	8,574	—	—	8,574
Current maturities of long-term debt	—	9,743	—	—	9,743
Deferred income taxes	151	—	—	(151)	—
Other current liabilities	—	14,848	(215)	—	14,633
Intercompany payable	—	160	3,110	(3,270)	—

Total current liabilities	171	279,361	2,895	(3,421)	279,006

Non-current liabilities:
Long-term debt	—	227,719	295,000	—	522,719
Deferred income taxes	—	—	2,531	(1,430)	1,101
Other long-term liabilities	—	12,137	—	—	12,137

Total liabilities	171	519,217	300,426	(4,851)	814,963

Shareholders’ Equity/Parent’s Investment	189,399	350,414	(162,107)	(188,307)	189,399

Total liabilities and equity	$189,570	$869,631	$138,319	$(193,158)	$1,004,362

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

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 30, 2006 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$15,832	$17,344	$(605)	$(16,739)	$15,832
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	16,492	4,232	—	20,724
Amortization of debt issue costs	—	1,892	736	—	2,628
Charges associated with mortgage refinancing	—	—	4,864	—	4,864
Deferred income tax benefit	(240)	(2,769)	(691)	—	(3,700)
Stock-based compensation	57	3,080	—	—	3,137
Equity in earnings of subsidiaries	(16,739)	—	—	16,739	—
Changes in assets and liabilities:
Receivables	—	94,113	—	—	94,113
Inventories	—	66,504	—	—	66,504
Accounts payable	(35)	(131,559)	—	—	(131,594)
Changes in other working capital	506	(6,217)	(2,575)	2,506	(5,780)
Intercompany receivable	(81)	1,578	—	(1,497)	—
Intercompany payable	(1,578)	160	2,427	(1,009)	—
Other	—	(3,850)	326	—	(3,524)

Net cash provided by (used in) operating activities	(2,278)	56,768	8,714	—	63,204

Cash flows from investing activities:
Investment in subsidiaries	14,862	—	—	(14,862)	—
Acquisitions, net of cash acquired	—	(9,391)	—	—	(9,391)
Property, plant and equipment investments	—	(9,601)	—	—	(9,601)
Proceeds from sale of assets	—	822	—	—	822

Net cash provided by (used in) investing activities	14,862	(18,170)	—	(14,862)	(18,170)

Cash flows from financing activities:
Net transactions with Parent	—	115,051	(129,913)	14,862	—
Issuance of restricted stock	1	—	—	—	1
Proceeds from stock options exercised	1,913	—	—	—	1,913
Excess tax benefits from stock-based compensation	891	—	—	—	891
Net decrease in revolving credit facility	—	(138,388)	—	—	(138,388)
Proceeds from new mortgage	—	—	295,000	—	295,000
Debt financing costs	—	(400)	(6,303)	—	(6,703)
Retirement of old mortgage	—	—	(165,000)	—	(165,000)
Prepayment fees associated with old mortgage	—	—	(2,475)	—	(2,475)
Decrease in bank overdrafts	—	(12,151)	—	—	(12,151)
Common dividends paid	(15,400)	—	—	—	(15,400)

Net cash used in financing activities	(12,595)	(35,888)	(8,691)	14,862	(42,312)

Increase (decrease) in cash	(11)	2,710	23	—	2,722
Balance, beginning of period	13	24,307	—	—	24,320

Balance, end of period	$2	$27,017	$23	$—	$27,042

Supplemental cash flow information:
Income taxes paid during the period	$—	$21,278	$189	$—	$21,467

Interest paid during the period	$—	$26,127	$16,509	$—	$42,636

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 31, 2005 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$44,603	$43,064	$2,635	$(45,699)	$44,603
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	—	14,486	4,284	—	18,770
Amortization of debt issue costs	—	2,718	911	—	3,629
Deferred income tax provision (benefit)	391	103	(862)	—	(368)
Stock-based compensation	—	2,170	—	—	2,170
Equity in earnings of subsidiaries	(45,699)	—	—	45,699	—
Changes in assets and liabilities:
Receivables	—	(30,609)	—	—	(30,609)
Inventories	—	36,889	—	—	36,889
Accounts payable	(1,015)	57,620	—	—	56,605
Changes in other working capital	255	(14,004)	1,003	—	(12,746)
Intercompany receivable	(516)	2,434	2,251	(4,169)	—
Intercompany payable	(2,434)	(2,251)	516	4,169	—
Other	—	4,921	1,073	—	5,994

Net cash provided by (used in) operating activities	(4,415)	117,541	11,811	—	124,937

Cash flows from investing activities:
Investment in subsidiaries	10,651	—	—	(10,651)	—
Acquisitions, net of cash acquired	—	(16,908)	—	—	(16,908)
Property, plant and equipment investments	—	(12,744)	—	—	(12,744)
Proceeds from sale of assets	—	1,153	—	—	1,153

Net cash provided by (used in) investing activities	10,651	(28,499)	—	(10,651)	(28,499)

Cash flows from financing activities:
Net transactions with Parent	—	1,160	(11,811)	10,651	—
Issuance of common stock, net	8,548	—	—	—	8,548
Proceeds from stock options exercised	258	—	—	—	258
Excess tax benefits from stock-based compensation	71	—	—	—	71
Net decrease in revolving credit facility	—	(111,253)	—	—	(111,253)
Debt financing costs	—	(570)	—	—	(570)
Increase in bank overdrafts	—	30,359	—	—	30,359
Common dividends paid	(15,103)	—	—	—	(15,103)

Net cash used in financing activities	(6,226)	(80,304)	(11,811)	10,651	(87,690)

Increase in cash	10	8,738	—	—	8,748
Balance, beginning of period	3	15,569	—	—	15,572

Balance, end of period	$13	$24,307	$—	$—	$24,320

Supplemental cash flow information:
Income taxes paid during the period	$—	$32,677	$390	$—	$33,067

Interest paid during the period	$—	$29,376	$9,126	$—	$38,502

BLUELINX HOLDINGS INC.
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from inception (March 8, 2004) to January 1, 2005 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$25,906	$25,482	$688	$(26,170)	$25,906
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	—	7,320	2,812	—	10,132
Amortization of debt issue costs	—	2,095	228	—	2,323
Write-off of debt issue costs for term loan	—	2,871	—	—	2,871
Deferred income tax benefit	—	(3,887)	(582)	—	(4,469)
Stock-based compensation	—	1,088	—	—	1,088
Equity in earnings of subsidiaries	(26,170)	—	—	26,170	—
Changes in assets and liabilities:
Receivables	—	221,529	—	—	221,529
Inventories	—	(13,080)	—	—	(13,080)
Accounts payable	1,070	(98,764)	—	—	(97,694)
Changes in other working capital	(1,258)	(13,143)	1,245	—	(13,156)
Intercompany receivables	(167)	(4,012)	(2,251)	6,430	—
Intercompany payables	4,012	2,251	167	(6,430)	—
Other	—	1,679	117	—	1,796

Net cash provided by operating activities	3,393	131,429	2,424	—	137,246

Cash flows from investing activities:
Acquisition of operating assets of Georgia-Pacific	—	(683,905)	(139,425)	—	(823,330)
Investment in subsidiaries	(118,677)	—	—	118,677	—
Property, plant and equipment investments	—	(9,759)	—	—	(9,759)
Proceeds from sale of assets	—	97	—	—	97

Net cash used in investing activities	(118,677)	(693,567)	(139,425)	118,677	(832,992)

Cash flows from financing activities:
Net transactions with Georgia-Pacific	—	141,778	(23,101)	(118,677)	—
Issuance of preferred stock	95,000	—	—	—	95,000
Redemption of preferred stock	(95,000)	—	—	—	(95,000)
Preferred stock dividends paid	(5,226)	—	—	—	(5,226)
Issuance of common stock, net	120,513	—	—	—	120,513
Net increase in revolving credit facility	—	487,103	—	—	487,103
Proceeds from issuance of other long-term debt	100,000	100,000	165,000	—	365,000
Retirement of other long-term debt	(100,000)	(100,000)	—	—	(200,000)
Fees paid to issue debt	—	(16,338)	(4,898)	—	(21,236)
Decrease in bank overdrafts	—	(34,836)	—	—	(34,836)

Net cash provided by financing activities	115,287	577,707	137,001	(118,677)	711,318

Increase in cash	3	15,569	—	—	15,572
Balance, beginning of period	—	—	—	—	—

Balance, end of period	$3	$15,569	$—	$—	$15,572

Supplemental Cash Flow Information:
Income taxes paid for the period	$—	$22,585	$861	$—	$23,446

Interest paid during the period	$—	$19,660	$5,691	$—	$25,351

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
(Formerly ABP Distribution Holdings Inc.) AND
BUILDING PRODUCTS DISTRIBUTION DIVISION OF
GEORGIA-PACIFIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of shareholders’ equity for BlueLinx Holdings Inc. for the period from inception (March 8, 2004) to January 1, 2005, fiscal 2005 and fiscal 2006 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance, at inception (March 8, 2004)	$—	$—	$—	$—	$—
Net income	25,906	25,482	688	(26,170)	25,906
Foreign currency translation adjustment, net of tax	747	747	—	(747)	747
Amount related to minimum pension liability, net of tax	(1,536)	(1,536)	—	1,536	(1,536)
Issuance of common stock to investors	5,000	—	—	—	5,000
Issuance of common stock-initial public offering, net	115,513	—	—	—	115,513
Compensation related to stock-option grants	1,088	—	—	—	1,088
Preferred dividends	(5,226)	—	—	—	(5,226)
Net transactions with the parent	—	142,866	(23,101)	(119,765)	—

Balance, January 1, 2005	$141,492	$167,559	$(22,413)	$(145,146)	$141,492
Net income	44,603	43,064	2,635	(45,699)	44,603
Foreign currency translation adjustment	276	276	—	(276)	276
Amount related to minimum pension liability	1,536	1,536	—	(1,536)	1,536
Issuance of common stock-initial public offering, net	8,548	—	—	—	8,548
Proceeds from stock options exercised	259	—	—	—	259
Excess tax benefits from stock-based compensation	71	—	—	—	71
Compensation related to stock-option grants	2,170	—	—	—	2,170
Common stock dividends	(15,103)	—	—	—	(15,103)
Net transactions with the parent	—	3,331	(11,811)	8,480	—

Balance, December 31, 2005	183,852	215,766	(31,589)	(184,177)	183,852
Net income (loss)	15,832	17,344	(605)	(16,739)	15,832
Foreign currency translation adjustment	(58)	(58)	—	58	(58)
Unrealized net gain from pension plan, net of tax	983	983	—	(983)	983
Unrealized loss from cash flow hedge, net of tax	(1,536)	(1,536)	—	1,536	(1,536)
Proceeds from stock options exercised	1,913	—	—	—	1,913
Issuance of restricted stock	1	—	—	—	1
Excess tax benefits from stock-based compensation	891	—	—	—	891
Compensation related to stock-based grants	2,921	—	—	—	2,921
Common stock dividends	(15,400)	—	—	—	(15,400)
Net transactions with the parent	—	117,915	(129,913)	11,998	—

Balance, December 30, 2006	$189,399	$350,414	$(162,107)	$(188,307)	$189,399

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2006.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set out in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the NYSE Listed Company Manual, our Chief Executive Officer filed a certification with the NYSE on June 8, 2006 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by this Item is set forth in our definitive proxy statement for the 2007 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 30, 2007, and is incorporated herein by reference. Information regarding executive officers is included under Item 1 of this report and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in our definitive proxy statement for the 2007 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 30, 2007, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in our definitive proxy statement for the 2007 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 30, 2007, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in our definitive proxy statement for the 2007 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 30, 2007, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is set forth in our definitive proxy statement for the 2007 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 30, 2007, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements, Schedules and Exhibits

1. Financial Statements.  The Financial Statements of BlueLinx Holdings Inc. and the Reports of Independent Registered Public Accounting Firm are presented under Item 8 of this Form 10-K.

2. Financial Statement Schedules.  Not applicable.

3. Exhibits.

Exhibit
Number	Item

3.1	Amended and Restated Certificate of Incorporation of BlueLinx	(A)
3.2	Amended and Restated By-Laws of BlueLinx	(A)
4.1	Registration Rights Agreement, dated as of May 7, 2004, by and among BlueLinx and the initial holders specified on the signature pages thereto	(C)
4.2	Letter Agreement, dated as of August 30, 2004, by and among BlueLinx, Cerberus ABP Investor LLC, Charles H. McElrea, George R. Judd, David J. Morris, James C. Herbig, Wayne E. Wiggleton and Steven C. Hardin	(C)
4.3	Investment Letter, dated March 10, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock	(B)
4.4	Investment Letter, dated May 7, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock	(B)
4.5	Investment Letter, dated May 7, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Preferred Stock	(B)
4.6	Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and Charles H. McElrea	(B)

Exhibit
Number		Item

4.7		Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and David J. Morris	(B)
4.8		Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and George R. Judd	(B)
4.9		Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and Steven Hardin	(B)
10.1		Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation	(C)
10.2		First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation	(C)
10	.3†	Master Purchase, Supply and Distribution Agreement, dated May 7, 2004 by and between BlueLinx Corporation and Georgia-Pacific	(A)
10.4		Loan and Security Agreement, dated as of May 7, 2004, by and among BlueLinx, the financial institutions named thereto as lenders, Congress Financial Corporation in its capacity as administrative and collateral agent, and Congress and Goldman Sachs Credit Partners L.P., as co-lead arrangers and co-syndication agents	(C)
10.5		Severance Agreement between BlueLinx Corporation and Charles H. McElrea, dated May 7, 2004	(C)
10.6		Severance Agreement between BlueLinx Corporation and David J. Morris, dated May 7, 2004	(C)
10.7		Severance Agreement between BlueLinx Corporation and George R. Judd, dated May 7, 2004	(C)
10.8		Severance Agreement between BlueLinx Corporation and Steven C. Hardin, dated May 7, 2004	(C)
10.9		Severance Agreement between BlueLinx Corporation and Barbara V. Tinsley, dated May 7, 2004	(C)
10.10		BlueLinx Holdings Inc. 2004 Long Term Equity Incentive Plan	(C)
10.11		Form of Director and Officer Indemnification Agreement	(A)
10.12		Form of Mortgage and Security Agreement	(A)
10.13		Guaranty Agreement dated as of October 26, 2004, by BlueLinx for the benefit of Column Financial, Inc.	(A)
10.14		Amended and Restated Master Lease Agreement dated as of October 26, 2004, by and between ABPAL (Midfield) LLC and the other parties identified as landlords therein and BlueLinx Corporation as tenant	(A)
10.15		Loan Agreement dated as of October 26, 2004 between the entities set forth therein collectively as borrower and Column Financial, Inc. as lender	(A)
10.16		Promissory Note dated October 26, 2004 made by the Subsidiaries of BlueLinx listed as Borrower therein in favor of Column Financial, Inc. in the principal amount of $165,000,000.00	(A)
10.17		Environmental Indemnity Agreement dated as of October 26, 2004 by BlueLinx and its Subsidiaries listed as Borrower therein in favor of Column Financial, Inc.	(A)
10.18		First Amendment to Loan and Security Agreement and Consent, dated as of October 26, 2004, by and among BlueLinx Corporation, the financial institutions signatory thereto as lenders, Congress as administrative and collateral agent for the lenders and for the Bank Product Providers (as defined therein) and Congress and Goldman Sachs Credit Partners, L.P., as co-lead arrangers for the credit facility and as co-syndication agents for the credit facility, Bank of America, N.A., Wells Fargo Foothill, LLC and JPMorgan Chase Bank as documentation agents and BlueLinx Corporation	(A)
10.19		Second Amendment to Loan and Security Agreement and Consent, dated as of July 14, 2005, by and among BlueLinx Corporation, the financial institutions signatory thereto as lenders, Congress as administrative and collateral agent for the lenders and for the Bank Product Providers (as defined therein) and Congress and Goldman Sachs Credit Partners, L.P., as co-lead arrangers for the credit facility and as co-syndication agents for the credit facility, Bank of America, N.A., Wells Fargo Foothill, LLC and JPMorgan Chase Bank as documentation agents and BlueLinx Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 18, 2005)

Exhibit
Number		Item

10.20		Third Amendment to Loan and Security Agreement and Consent, dated as of January 26, 2006, by and among BlueLinx Corporation, the financial institutions signatory thereto as lenders, Wachovia Bank, National Association (“Wachovia”), as administrative and collateral agent for the lenders and for the Bank Product Providers (as defined therein) and Wachovia and Goldman Sachs Credit Partners, L.P., as co-lead arrangers for the credit facility and as co-syndication agents for the credit facility, Bank of America, N.A., Wells Fargo Foothill, LLC and JPMorgan Chase Bank, N.A., as documentation agents (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 30, 2006)
10.21		Employment Agreement between BlueLinx Corporation and Stephen E. Macadam, dated October 20, 2005 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 24, 2005)
10.22		Retirement and Consulting Agreement between BlueLinx Corporation and Charles H. McElrea, dated October 20, 2005 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 24, 2005)
10.23		BlueLinx Holdings Inc. Short-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 7, 2006)
10.24		BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)
10.25		BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)
10.26		Amended and Restated Master Lease Agreement, dated as of June 9, 2006, by and between ABP AL (Midfield) LLC and the other parties identified as landlords therein and BlueLinx Corporation as tenant (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10.27		Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10.28		Guaranty of Recourse Obligations, dated as of June 9, 2006, by BlueLinx Holdings Inc. for the benefit of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10.29		Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10.30		Fourth Amendment to the Loan and Security Agreement, dated June 9, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein (incorporated by reference to Form 10-Q for the quarterly period ended July 1, 2006 filed with the Securities and Exchange Commission on June 15, 2006)
10.31		Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 9, 2006)
10.32		Consulting Agreement between BlueLinx Corporation and David J. Morris, dated November 17, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 21, 2006)
10	.33†	Letter Agreement, dated December 18, 2006, relating to and amending the Master Purchase, Supply and Distribution Agreement between Georgia-Pacific Corporation and BlueLinx Corporation dated May 7, 2004 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 22, 2006)

Exhibit
Number	Item

10.34	Employment Agreement between BlueLinx Corporation and Lynn A. Wentworth, dated January 12, 2007, effective January 22, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 17, 2006)
14.1	BlueLinx Code of Ethical Conduct (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the year ended January 1, 2005, filed with the Securities and Exchange Commission on March 22, 2005)
21.1	List of subsidiaries of the Company	*
23.1	Consent of Independent Registered Public Accounting Firm	*
31.1	Certification of Stephen E. Macadam, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Lynn A. Wentworth, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Stephen E. Macadam, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Lynn A. Wentworth, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.1	Second Amendment to the BlueLinx Corporation Hourly Savings Plan, dated as of November 6, 2006	*
99.2	Second Amendment to the BlueLinx Corporation Salaried Savings Plan, dated as of November 6, 2006	*
99.3	Third Amendment to the BlueLinx Corporation Hourly Savings Plan, dated as of January 15, 2007	*
99.4	Third Amendment to the BlueLinx Corporation Salaried Savings Plan, dated as of January 15, 2007	*

*	Filed herewith.

†	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

(A)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on November 26, 2004.

(B)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 8, 2004.

(C)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUELINX HOLDINGS INC.
(Registrant)

By:
/s/  Stephen E. Macadam
Stephen E. Macadam
Chief Executive Officer

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Name	Capacity	Date
/s/ Stephen E. Macadam Stephen E. Macadam	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ Lynn A. Wentworth Lynn A. Wentworth	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ Jeffrey J. Fenton Jeffrey J. Fenton	Chairman	February 28, 2007

/s/ Charles H. McElrea Charles H. McElrea	Director	February 28, 2007

/s/ Richard S. Grant Richard S. Grant	Director	February 28, 2007

/s/ Steven F. Mayer Steven F. Mayer	Director	February 28, 2007

/s/ Richard B. Marchese Richard B. Marchese	Director	February 28, 2007

/s/ Alan H. Schumacher Alan H. Schumacher	Director	February 28, 2007

/s/ Mark A. Suwyn Mark A. Suwyn	Director	February 28, 2007

/s/ Lenard B. Tessler Lenard B. Tessler	Director	February 28, 2007

/s/ Robert G. Warden Robert G. Warden	Director	February 28, 2007