Form 10-Q
period 2007-03-31
BlueLinx Holdings Inc.
filed 2007-05-07
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2007 there were 31,213,712 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Period from	Period from
	December 31, 2006	January 1, 2006
	to	to
	March 31, 2007	April 1, 2006
Net sales	$957,114	$1,376,606
Cost of sales	853,359	1,246,654

Gross profit	103,755	129,952

Operating expenses:
Selling, general, and administrative	88,468	97,267
Depreciation and amortization	5,400	5,043

Total operating expenses	93,868	102,310

Operating income	9,887	27,642
Non-operating expenses:
Interest expense	10,606	11,197
Other income, net	(383)	81

Income (loss) before provision for (benefit from) income taxes	(336)	16,364
Provision for (benefit from) income taxes	(147)	6,569

Net income (loss)	$(189)	$9,795

Basic weighted average number of common shares outstanding	30,800	30,417

Basic net income (loss) per share applicable to common stock	$(0.01)	$0.32

Diluted weighted average number of common shares outstanding	30,800	30,713

Diluted net income (loss) per share applicable to common stock	$(0.01)	$0.32

Dividends declared per share of common stock	$0.125	$0.125

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2007	December 30, 2006
	(unaudited)
Assets:
Current assets:
Cash	$20,262	$27,042
Receivables, net	377,695	307,543
Inventories, net	465,550	410,686
Deferred income taxes	8,785	9,024
Other current assets	43,908	44,948

Total current assets	916,200	799,243

Property, plant, and equipment:
Land and land improvements	57,483	56,985
Buildings	95,814	95,814
Machinery and equipment	64,404	61,955
Construction in progress	3,949	2,025

Property, plant, and equipment, at cost	221,650	216,779
Accumulated depreciation	(42,304)	(38,530)

Property, plant, and equipment, net	179,346	178,249
Other non-current assets	26,334	26,870

Total assets	$1,121,880	$1,004,362

Liabilities:
Current liabilities:
Accounts payable	$233,941	$195,815
Bank overdrafts	50,603	50,241
Accrued compensation	9,498	8,574
Current maturities of long-term debt	88,281	9,743
Other current liabilities	16,135	14,633

Total current liabilities	398,458	279,006

Non-current liabilities:
Long-term debt	522,719	522,719
Deferred income taxes	1,513	1,101
Other long-term liabilities	13,048	12,137

Total liabilities	935,738	814,963

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 31,213,712 and 30,909,630 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	312	309
Additional paid-in-capital	139,224	138,066
Accumulated other comprehensive income (loss)	59	412
Retained earnings	46,547	50,612

Total shareholders’ equity	186,142	189,399

Total liabilities and shareholders’ equity	$1,121,880	$1,004,362

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Period	Period from
	from December 31,	January 1, 2006
	2006 to	to
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income (loss)	$(189)	$9,795
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	5,400	5,043
Amortization of debt issue costs	606	765
Deferred income tax provision (benefit)	198	(753)
Share-based compensation expense	874	562
Excess tax benefits from share-based compensation arrangements	(60)	(862)
Changes in assets and liabilities:
Receivables	(70,152)	(81,373)
Inventories	(54,864)	(28,084)
Accounts payable	38,126	25,898
Changes in other working capital	3,526	904
Other	(472)	1,704

Net cash used in operating activities	(77,007)	(66,401)

Cash flows from investing activities:
Property, plant and equipment investments	(6,092)	(658)
Proceeds from sale of assets	879	135

Net cash used in investing activities	(5,213)	(523)

Cash flows from financing activities:
Proceeds from stock options exercised	323	1,479
Excess tax benefits from share-based compensation arrangements	60	862
Net increase in revolving credit facility	78,538	84,919
Debt financing costs	—	(569)
Increase (decrease) in bank overdrafts	362	(12,822)
Common stock dividends paid	(3,876)	(3,831)
Other	33	—

Net cash provided by financing activities	75,440	70,038

Increase (decrease) in cash	(6,780)	3,114
Balance, beginning of period	27,042	24,320

Balance, end of period	$20,262	$27,434

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
1. Basis of Presentation and Background
     Basis of Presentation
     BlueLinx Holdings Inc. has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 30, 2006, as filed with the Securities and Exchange Commission (“SEC”). Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2006 contained 52 weeks. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating subsidiary” when necessary.
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
     We are a leading distributor of building products in North America with more than 3,300 employees. We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of more than 70 warehouses.
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
     Common Stock Dividends
     On January 22, 2007, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend was paid on March 30, 2007, to shareholders of record as of March 16, 2007. Our controlling shareholder, Cerberus ABP Investor LLC (“Cerberus”), received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of our common stock as of the record date.
     During the first quarter of fiscal 2006, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend was paid on March 31, 2006 to shareholders of record as of March 15, 2006. Cerberus received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of our common stock as of the record date.

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
     On January 22, 2007, the Compensation Committee granted certain equity awards to Lynn A. Wentworth in connection with her agreement to serve as our Senior Vice President, Chief Financial Officer and Treasurer. Ms. Wentworth received (i) 10,000 restricted shares of our common stock that vest over a one-year period from the date of the grant and (ii) an option to purchase 100,000 shares of our common stock that vests in five equal annual installments beginning on the first anniversary of the date of the grant. The exercise price of the option is $11.22 and was determined based on the closing price of our common stock on the day preceding the grant date of January 22, 2007.
     On March 29, 2007, the Compensation Committee granted certain of our executive officers awards of restricted shares and performance shares of our common stock. The restricted stock awards vest on March 29, 2012, five years after the grant date. However, the awards may vest earlier in their entirety (or portion, as appropriate) upon the attainment of certain minimum performance goals. The performance shares are contingent upon the successful achievement of certain financial and strategic goals approved by the Compensation Committee for the three year period ending December 31, 2009. These awards were granted pursuant to and are subject to the terms of the 2006 Plan.
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, using the modified prospective transition method. Prior to 2006, we accounted for stock awards granted to employees under SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     Under the modified prospective transition method, compensation expense recognized in the first quarter of fiscal 2006 included: (a) compensation expense for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Results of prior periods were not restated.
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

     Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of March 31, 2007, there was $5.6 million, $3.8 million, $2.6 million and $0.9 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 3.6 years, 2.9 years, 3.0 years, and 2.8 years, respectively.
     For the first quarter of fiscal 2007 and for the first quarter of fiscal 2006, our total stock-based compensation expense was $0.9 million and $0.6 million, respectively. We also recognized related income tax benefits of $0.4 million and $0.2 million for the first quarter of fiscal 2007 and for the first quarter of fiscal 2006, respectively.
     The total fair value of the options vested for the first quarter of fiscal 2007 was $0.6 million. For the first quarter of fiscal 2006, there were no options that vested.
     Cash proceeds from the exercise of stock options totaled $0.3 million and $1.5 million for the first quarter of fiscal 2007 and for the first quarter of fiscal 2006, respectively. In addition, SFAS No. 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow upon adoption. We included $0.06 million and $0.9 million of excess tax benefits in cash flows from financing activities for the first quarter of fiscal 2007 and for the first quarter of fiscal 2006, respectively.
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first quarter of fiscal 2007:

	Period from December 31, 2006 to March 31, 2007
	Time-Based	Performance-Based	Performance-Based
	Options*	Options**	Options***
Risk free interest rate	4.78%	4.81%	5.09%
Expected dividend yield	4.46%	4.52%	4.52%
Expected life	7 years	5 years	1 year
Expected volatility	45%	45%	45%
Weighted average fair value	$3.77	$2.83	$6.97

*	Exercise price equaled the market price at date of grant.

**	Exercise price exceeded the market price at date of grant.

***	Exercise price was less than the market price at date of grant.
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first quarter of fiscal 2006:

	Period from January 1, 2006 to April 1, 2006
	Time-Based	Performance-Based	Performance-Based
	Options*	Options**	Options***
Risk free interest rate	4.34%	4.35%	4.60%
Expected dividend yield	4.44%	4.38%	3.19%
Expected life	7 years	7 years	1 year
Expected volatility	50%	50%	50%
Weighted average fair value	$3.68	$4.16	$11.48

*	Exercise price exceeded market price at date of grant.

**	Exercise price equaled market price at date of grant.

***	Exercise price is less than the market price at date of grant.

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
     The range of risk-free rates used for the first quarter of fiscal 2007 and for the first quarter of fiscal 2006 was from 4.78% to 5.10% and 4.34% to 4.60%, respectively. These rates were based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.
     Performance-based options are those options that only vest upon achievement of certain financial targets established by the Board of Directors, or a committee thereof. On February 14, 2007, the Board of Directors set the financial target for performance-based options subject to vesting criteria in 2007.
     Additional information related to our existing employee stock options for the period from December 31, 2006 to March 31, 2007, excluding performance-based options totaling 64,200 for which the financial targets have not been set, follows:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding at December 30, 2006	1,717,531	$11.47
Options granted	160,372	8.58
Options exercised	(86,066)	3.75
Options forfeited	(8,403)	3.75
Options outstanding at March 31, 2007	1,783,434	11.61
Options exercisable at March 31, 2007	298,084	$13.16

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Price Range	Options	Price	(in Years)	Options	Price
$3.75	288,417	$3.75	1.16	—	$—
$10.29 — $15.10	1,495,017	13.13	8.86	298,084	13.16

	1,783,434			298,084
     The following table summarizes the activity of our performance shares, restricted stock and restricted stock units during the first quarter of fiscal 2007:

	Performance Shares		Restricted Stock		Restricted Stock Units
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
	Number of Awards	Value	Number of Awards	Value	Number of Awards	Value
Outstanding at December 30, 2006	—	$—	147,412	$13.99	119,250	$13.95
Granted	245,025	10.46	218,063	10.50	1,600	10.67
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	(5,700)	14.01
Outstanding at March 31, 2007	245,025	$10.46	365,475	$11.92	115,150	$13.90
     The fair value of the restricted stock units will be marked-to-market each reporting period through the date of settlement. On March 31, 2007, the fair value of these awards was based on the closing price of our common stock of $10.50.
     At March 31, 2007, the aggregate intrinsic value of stock-based awards outstanding and options exercisable was $9.6 million and $0, respectively (the intrinsic value of a stock-based award is the amount by which the market value of the underlying award exceeds the exercise price of the award). The intrinsic value of stock options exercised during the first quarter of fiscal 2007 was $0.7 million. For the first quarter of fiscal 2006, the intrinsic value of stock options exercised was $4.5 million.

3. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a discussion of whether to file or not to file a return in a particular jurisdiction). The cumulative effect, if any, of applying FIN 48 is to be reported as adjustment to the opening balance of retained earnings in the year of adoption. Adoption on January 1, 2007 did not have a material effect on our consolidated financial position or results of operations.
4. Comprehensive Income
     The calculation of comprehensive income is as follows (in thousands):

	Period from	Period from
	December 31, 2006	January 1, 2006
	to	to
	March 31, 2007	April 1, 2006
Net income (loss)	$(189)	$9,795
Other comprehensive income:
Foreign currency translation, net of taxes	(8)	(27)
Unrealized loss from cash flow hedge, net of taxes	(274)	—
Unrealized loss from adoption of FIN 48, net of taxes	(72)	—

Comprehensive income	$(543)	$9,768

5. Employee Benefits
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
     Net periodic pension cost for our pension plans included the following:

	Period from December 31,	Period from January 1,2006
	2006 to March 31, 2007	to April 1, 2006
	(In thousands)
Service cost	$626	$672
Interest cost on projected benefit obligation	1,054	1,011
Expected return on plan assets	(1,356)	(1,300)
Amortization of unrecognized prior service cost	1	1

Net periodic pension cost	$325	$384

6. Revolving Credit Facility
     As of March 31, 2007, we had outstanding borrowings of $316 million and excess availability of $294 million under the terms of our revolving credit facility. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $228 million as long-term debt. The revolving credit facility contains customary negative covenants and restrictions for asset based loans, with which we are in compliance.
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
     We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge will be reflected in the current period earnings. For the first quarter of fiscal 2007, we recognized $0.2 million of expense related to the ineffective portion of the hedge.
     At March 31, 2007, the fair value of the interest rate swap was a liability of $3.1 million and was included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheet. Accumulated other comprehensive income at March 31, 2007 included the net loss on the cash flow hedge (net of tax) of $1.8 million, which reflects the cumulative amount of comprehensive loss in connection with the change in fair value of the swap.
     As of March 31, 2007, we had outstanding letters of credit totaling $10.5 million, primarily for the purposes of securing collateral requirements under the casualty insurance programs for us and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.
7. Mortgage
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
8. Related Party Transactions
     Temporary Staffing Provider
     We use Tandem Staffing Solutions, or Tandem, an affiliate of Cerberus, as the temporary staffing company for our office located in Atlanta, Georgia. We incurred total expenses of $344,373 and $493,958 for the first quarter of fiscal 2007 and for the first quarter of fiscal 2006, respectively. As of March 31, 2007 and December 30, 2006, we had accounts payable in the amount of $100,000 and $47,100 to Tandem, respectively.
     Consulting
     For the first quarter of fiscal 2007 and for the first quarter of fiscal 2006, we incurred expenses in the amount of $0 and $25,000, respectively, for consulting services provided to us by consultants on retainer to Cerberus. As of March 31, 2007 and December 30, 2006, we had accounts payable in the amount of $0 for these services, respectively.

     Rental Car
     For the first quarter of fiscal 2007 and for the first quarter of fiscal 2006, we incurred expenses for car rentals in the amount of $48,227 and $95,885, respectively. These services were provided by Alamo Rent-A-Car and National Car Rental, affiliates of Cerberus. As of March 31, 2007 and December 30, 2006, we had accounts payable in the amount of $8,775 and $4,197, respectively, related to these expenses.
9. Commitments and Contingencies
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
     Collective Bargaining Agreements
     As of March 31, 2007, approximately 31% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 8% of our work force will expire within one year.
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
     Breach of Contract Claim
     On January 12, 2007, Kenexa Technology, Inc. filed suit against our operating company in the U.S. District Court for the District of Delaware. The suit alleges that our operating company breached a five-year services agreement between it and the plaintiff and seeks unspecified monetary damages for the alleged breach of the agreement. This lawsuit is in its initial stage and it is not possible to reliably predict the outcome or any relief that could be awarded, as the litigation process is inherently uncertain. Therefore, we are unable to currently estimate the loss, if any, which could possibly be associated with this litigation. However, we dispute the validity of the claims presented by Kenexa in this suit and we currently intend to contest the allegations and claims and defend ourselves vigorously. On February 20, 2007 we filed our answer, denying liability, stating a number of affirmative defenses and requesting that the Complaint be dismissed. We also filed a counterclaim alleging breach of contract by Kenexa and seeking unspecified damages.
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
10. Subsequent Events
     On May 3, 2007 our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend will be paid on June 29, 2007 to stockholders of record as of June 15, 2007.
11. Unaudited Supplemental Condensed Consolidating Financial Statements
     The unaudited condensed consolidating financial information as of March 31, 2007 and December 30, 2006 and for the periods from December 31, 2006 to March 31, 2007 and January 1, 2006 to April 1, 2006 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our wholly-owned operating subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 30, 2006, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are sixty-one single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. Certain of the warehouse properties collateralize a mortgage loan and none of the properties are available to satisfy the debts and other obligations of either BlueLinx Corporation or us.

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 31, 2006 to March 31, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$957,114	$7,518	$(7,518)	$957,114
Cost of sales	—	853,359	—	—	853,359

Gross profit	—	103,755	7,518	(7,518)	103,755

Operating expenses:
Selling, general and administrative	437	95,432	117	(7,518)	88,468
Depreciation and amortization	—	4,342	1,058	—	5,400

Total operating expenses	437	99,774	1,175	(7,518)	93,868

Operating income (loss)	(437)	3,981	6,343	—	9,887
Non-operating expenses:
Interest expense	—	5,715	4,891	—	10,606
Other expense (income), net	—	(148)	(235)	—	(383)

Income before provision for (benefit from) income taxes	(437)	(1,586)	1,687	—	(336)
Provision for (benefit from) income taxes	(170)	(635)	658	—	(147)
Equity in income (loss) of subsidiaries	78	—	—	(78)	—

Net income (loss)	$(189)	$(951)	$1,029	$(78)	$(189)

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 1, 2006 to April 1, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,376,606	$4,899	$(4,899)	$1,376,606
Cost of sales	—	1,246,654	—	—	1,246,654

Gross profit	—	129,952	4,899	(4,899)	129,952

Operating expenses:
Selling, general and administrative	337	101,508	321	(4,899)	97,267
Depreciation and amortization	—	3,985	1,058	—	5,043

Total operating expenses	337	105,493	1,379	(4,899)	102,310

Operating income (loss)	(337)	24,459	3,520	—	27,642
Non-operating expenses:
Interest expense	—	8,067	3,130	—	11,197
Other expense (income), net	—	136	(55)	—	81

Income before provision for (benefit from) income taxes	(337)	16,256	445	—	16,364
Provision for (benefit from) income taxes	(132)	6,527	174	—	6,569
Equity in income (loss) of subsidiaries	10,000	—	—	(10,000)	—

Net income (loss)	$9,795	$9,729	$271	$(10,000)	$9,795

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of March 31, 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$3	$20,224	$35	$—	$20,262
Receivables	—	377,695	—	—	377,695
Inventories	—	465,550	—	—	465,550
Deferred income taxes	—	8,865	—	(80)	8,785
Other current assets	428	45,986	—	(2,506)	43,908
Intercompany receivable	344	—	—	(344)	—

Total current assets	775	918,320	35	(2,930)	916,200

Property, plant and equipment:
Land and land improvements	—	2,810	54,673	—	57,483
Buildings	—	6,467	89,347	—	95,814
Machinery and equipment	—	64,404	—	—	64,404
Construction in progress	—	3,949	—	—	3,949

Property, plant and equipment, at cost	—	77,630	144,020	—	221,650
Accumulated depreciation	—	(30,016)	(12,288)	—	(42,304)

Property, plant and equipment, net	—	47,614	131,732	—	179,346
Investment in subsidiaries	185,467	—	—	(185,467)	—
Deferred income taxes	—	809	—	(809)	—
Other non-current assets	—	20,571	5,763	—	26,334

Total assets	$186,242	$987,314	$137,530	$(189,206)	$1,121,880

Liabilities :
Current liabilities:
Accounts payable	$20	$233,921	$—	$—	$233,941
Bank overdrafts	—	50,603	—	—	50,603
Accrued compensation	—	9,498	—	—	9,498
Current maturities of long-term debt	—	88,281	—	—	88,281
Deferred income taxes	80	—	—	(80)	—
Other current liabilities	—	15,569	566	—	16,135
Intercompany payable	—	174	2,676	(2,850)	—

Total current liabilities	100	398,046	3,242	(2,930)	398,458

Non-current liabilities :
Long-term debt	—	227,719	295,000	—	522,719
Deferred income taxes	—	—	2,322	(809)	1,513
Other long-term liabilities	—	13,048	—	—	13,048

Total liabilities	100	638,813	300,564	(3,739)	935,738

Shareholders’ Equity/Parent’s Investment	186,142	348,501	(163,034)	(185,467)	186,142

Total liabilities and equity	$186,242	$987,314	$137,530	$(189,206)	$1,121,880

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 30, 2006 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$2	$27,017	$23	$—	$27,042
Receivables	—	307,543	—	—	307,543
Inventories	—	410,686	—	—	410,686
Deferred income taxes	—	9,175	—	(151)	9,024
Other current assets	497	46,957	—	(2,506)	44,948
Intercompany receivable	764	—	—	(764)	—

Total current assets	1,263	801,378	23	(3,421)	799,243

Property, plant and equipment:
Land and land improvements	—	2,760	54,225	—	56,985
Buildings	—	6,467	89,347	—	95,814
Machinery and equipment	—	61,955	—	—	61,955
Construction in progress	—	2,025	—	—	2,025

Property, plant and equipment, at cost	—	73,207	143,572	—	216,779
Accumulated depreciation	—	(27,300)	(11,230)	—	(38,530)

Property, plant and equipment, net	—	45,907	132,342	—	178,249
Investment in subsidiaries	188,307	—	—	(188,307)	—
Deferred income taxes	—	1,430	—	(1,430)	—
Other non-current assets	—	20,916	5,954	—	26,870

Total assets	$189,570	$869,631	$138,319	$(193,158)	$1,004,362

Liabilities:
Current liabilities:
Accounts payable	$20	$195,795	$—	$—	$195,815
Bank overdrafts	—	50,241	—	—	50,241
Accrued compensation	—	8,574	—	—	8,574
Current maturities of long-term debt	—	9,743	—	—	9,743
Deferred income taxes	151	—	—	(151)	—
Other current liabilities	—	14,848	(215)	—	14,633
Intercompany payable	—	160	3,110	(3,270)	—

Total current liabilities	171	279,361	2,895	(3,421)	279,006

Non-current liabilities:
Long-term debt	—	227,719	295,000	—	522,719
Deferred income taxes	—	—	2,531	(1,430)	1,101
Other long-term liabilities	—	12,137	—	—	12,137

Total liabilities	171	519,217	300,426	(4,851)	814,963

Shareholders’ Equity/Parent’s Investment	189,399	350,414	(162,107)	(188,307)	189,399

Total liabilities and equity	$189,570	$869,631	$138,319	$(193,158)	$1,004,362

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 31, 2006 to March 31, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(189)	$(951)	$1,029	$(78)	$(189)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	4,341	1,059	—	5,400
Amortization of debt issue costs	—	452	154	—	606
Deferred income tax provision (benefit)	(71)	478	(209)	—	198
Share-based compensation expense	—	874	—	—	874
Excess tax benefits from share-based compensation arrangements	—	(60)	—	—	(60)
Equity in earnings of subsidiaries	(78)	—	—	78	—
Changes in assets and liabilities:
Receivables	—	(70,152)	—	—	(70,152)
Inventories	—	(54,864)	—	—	(54,864)
Accounts payable	—	38,126	—	—	38,126
Changes in other working capital	69	2,676	781	—	3,526
Intercompany receivable	420	—	—	(420)	—
Intercompany payable	—	14	(434)	420	—
Other	—	(476)	4	—	(472)

Net cash provided by (used in) operating activities	151	(79,542)	2,384	—	(77,007)

Cash flows from investing activities:
Investment in subsidiaries	3,343	—	—	(3,343)	—
Property, plant and equipment investments	—	(5,643)	(449)	—	(6,092)
Proceeds from sale of assets	—	879	—	—	879

Net cash provided by (used in) investing activities	3,343	(4,764)	(449)	(3,343)	(5,213)

Cash flows from financing activities:
Net transactions with Parent	—	(1,387)	(1,956)	3,343	—
Proceeds from stock options exercised	323	—	—	—	323
Excess tax benefits from share-based compensation arrangements	60	—	—	—	60
Net increase in revolving credit facility	—	78,538	—	—	78,538
Increase in bank overdrafts	—	362	—	—	362
Common dividends paid	(3,876)	—	—	—	(3,876)
Other	—	—	33	—	33

Net cash provided by (used in) financing activities	(3,493)	77,513	(1,923)	3,343	75,440

Increase (decrease) in cash	1	(6,793)	12	—	(6,780)
Balance, beginning of period	2	27,017	23	—	27,042

Balance, end of period	$3	$20,224	$35	$—	$20,262

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 1, 2006 to April 1, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$9,795	$9,729	$271	$(10,000)	$9,795
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	3,985	1,058	—	5,043
Amortization of debt issue costs	—	537	228	—	765
Deferred income tax benefit	(106)	(413)	(234)	—	(753)
Share-based compensation expense	21	541	—	—	562
Excess tax benefits from share-based compensation arrangements	—	(862)	—	—	(862)
Equity in earnings of subsidiaries	(10,000)	—	—	10,000	—
Changes in assets and liabilities:
Receivables	—	(81,373)	—	—	(81,373)
Inventories	—	(28,084)	—	—	(28,084)
Accounts payable	(55)	25,953	—	—	25,898
Changes in other working capital	261	196	447	—	904
Intercompany receivable	550	1,578	—	(2,128)	—
Intercompany payable	(1,578)	1	(551)	2,128	—
Other	—	1,645	59	—	1,704

Net cash provided by (used in) operating activities	(1,112)	(66,567)	1,278	—	(66,401)

Cash flows from investing activities:
Investment in subsidiaries	2,589	—	—	(2,589)	—
Property, plant and equipment investments	—	(658)	—	—	(658)
Proceeds from sale of assets	—	135	—	—	135

Net cash provided by (used in) investing activities	2,589	(523)	—	(2,589)	(523)

Cash flows from financing activities:
Net transactions with Parent	—	(1,491)	(1,098)	2,589	—
Proceeds from stock options exercised	1,479	—	—	—	1,479
Excess tax benefits from share-based compensation arrangements	862	—	—	—	862
Net increase in revolving credit facility	—	84,919	—	—	84,919
Debt financing costs	—	(400)	(169)	—	(569)
Decrease in bank overdrafts	—	(12,822)	—	—	(12,822)
Common dividends paid	(3,831)	—	—	—	(3,831)

Net cash provided by (used in) financing activities	(1,490)	70,206	(1,267)	2,589	70,038

Increase (decrease) in cash	(13)	3,116	11	—	3,114
Balance, beginning of period	13	24,307	—	—	24,320

Balance, end of period	$—	$27,423	$11	$—	$27,434

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our condensed consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the SEC and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:
•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

•	general economic and business conditions in the United States;

•	the activities of competitors;

•	changes in significant operating expenses;

•	changes in the availability of capital;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities;

•	variations in the performance of the financial markets; and

•	the other factors described herein under “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the SEC.
     Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Overview
     Background
     We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 53% of our first quarter of fiscal 2007 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 47% of our first quarter of fiscal 2007 gross sales.
Chief Financial Officer Employment Agreement
     On January 12, 2007, we entered into an employment agreement effective January 22, 2007 with Lynn A. Wentworth to serve as our Senior Vice President, Chief Financial Officer and Treasurer. The agreement expires on December 31, 2009, except that it will be renewed automatically for an additional one-year period unless thirty days prior written notice is given by either party in advance of the expiration date. Ms. Wentworth’s initial annual base salary is $400,000 per year, prorated for the portion of a year during which she is employed by us. Ms. Wentworth also received (i) 10,000 restricted shares of our common stock that vest over a one-year period from the date of the grant and (ii) an option to purchase 100,000 shares of our common stock that vests in five equal annual installments beginning on the first anniversary of the date of the grant. The exercise price of the option is $11.22 and was determined based on the closing price of our common stock on the day preceding the grant date of January 22, 2007.
     Recent Developments
     On May 3, 2007, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend will be paid on June 29, 2007 to stockholders of record as of June 15, 2007.
     Supply Agreement with Georgia-Pacific
     On May 7, 2004, we entered into a multi-year supply agreement with Georgia-Pacific. Under the agreement, we have exclusive distribution rights on certain products and certain customer segments. Georgia-Pacific is our largest vendor, with Georgia-Pacific products representing approximately 24% of our purchases during fiscal 2006.
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
     The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the first quarter of fiscal 2007, the first quarter of fiscal 2006, fiscal 2006 and fiscal 2005.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2007	Q1 2006	2006	2005
		(Dollars in millions)
		(Unaudited)
Sales by Category
Structural Products(1)	$519	$814	$2,788	$3,548
Specialty Products(1)	456	580	2,197	2,143
Unallocated Allowances and Adjustments	(18)	(17)	(86)	(69)

Total Sales	$957	$1,377	$4,899	$5,622

Sales Variances
Unit Volume $ Change	$(305)	$68	$(398)	$216
Price/Other(2)	(115)	(43)	(325)	(152)

Total $ Change	$(420)	$25	$(723)	$64

Unit Volume % Change	(21.9)%	5.0%	(7.0)%	3.9%
Price/Other(2)	(8.6)%	(3.2)%	(5.9)%	(2.8)%

Total % Change	(30.5)%	1.8%	(12.9)%	1.1%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural product instead of specialty product. Fiscal 2005 Sales by Category has been adjusted to reclassify sales of rebar/remesh from Specialty Products sales to Structural Products sales. This reclassification has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts.
     The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the first quarter of fiscal 2007, the first quarter of fiscal 2006, fiscal 2006 and fiscal 2005.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2007	Q1 2006	2006	2005
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products(1)	$45	$56	$194	$246
Specialty Products(1)	64	80	308	284
Other (2)	(5)	(6)	(22)	(18)

Total Gross Margin $’s	$104	$130	$480	$512

Gross Margin %’s by Category
Structural Products	8.7%	6.9%	7.0%	6.9%
Specialty Products	13.9%	13.9%	14.0%	13.3%
Other (2)	NA	NA	NA	NA

Total Gross Margin %’s	10.8%	9.4%	9.8%	9.1%

Unit Volume Growth by Product
Structural Products	(22.6)%	(0.8)%	(11.8)%	3.2%
Specialty Products	(20.9)%	14.9%	1.0%	5.1%

Total Unit Volume Growth %’s	(21.9)%	5.0%	(7.0)%	3.9%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural product instead of specialty product. Fiscal 2005 Sales by Category has been adjusted to reclassify sales of rebar/remesh from Specialty Products sales to Structural Products sales. This reclassification has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts.
     The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the first quarter of fiscal 2007, the first quarter of fiscal 2006, fiscal 2006 and fiscal 2005.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2007	Q1 2006	2006	2005
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$681	$882	$3,326	$3,704
Direct	294	512	1,659	1,987
Unallocated Allowances and Adjustments	(18)	(17)	(86)	(69)

Total	$957	$1,377	$4,899	$5,622

Gross Margin by Channel
Warehouse/Reload	$92	$111	$407	$429
Direct	17	25	95	101
Unallocated Allowances and Adjustments	(5)	(6)	(22)	(18)

Total	$104	$130	$480	$512

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2007	Q1 2006	2006	2005
	(Dollars in millions)
	(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	13.5%	12.6%	12.2%	11.6%
Direct	5.8%	4.9%	5.7%	5.1%
Unallocated Allowances and Adjustments	(0.5)%	(0.4)%	(0.4)%	(0.3)%

Total	10.8%	9.4%	9.8%	9.1%

Fiscal Year
     Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal years 2006 and 2005 contain 52 weeks.
     Results of Operations

     First Quarter of Fiscal 2007 Compared to First Quarter of Fiscal 2006
     The following table sets forth our results of operations for the first quarter of fiscal 2007 and first quarter of fiscal 2006.

	Period		Period
	from		from
	December 31, 2006	% of	January 1, 2006	% of
	to	Net	to	Net
	March 31, 2007	Sales	April 1, 2006	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$957,114	100.0%	$1,376,606	100.0%
Gross profit	103,755	10.8%	129,952	9.4%
Selling, general & administrative	88,468	9.2%	97,267	7.1%
Depreciation and amortization	5,400	0.6%	5,043	0.4%

Operating income	9,887	1.0%	27,642	2.0%
Interest expense	10,606	1.1%	11,197	0.8%
Other expense (income), net	(383)	0.0%	81	0.0%

Income (loss) before provision for (benefit from) income taxes	(336)	0.0%	16,364	1.2%
Provision for (benefit from) income taxes	(147)	0.0%	6,569	0.5%

Net income (loss)	$(189)	0.0%	$9,795	0.7%

     Net Sales. For the first quarter of fiscal 2007, net sales decreased by 30.5%, or $420 million, to $957 million. Sales during the quarter were negatively impacted by a 30% decline in housing starts. New home construction represents approximately 50% of our end-use markets; our other end-use markets also declined. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $124 million or 21.3% compared to the first quarter of fiscal 2006, reflecting a 20.9% decline in unit volume, partially offset by higher product prices. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $295 million, or 36.2% from a year ago, primarily as a result of a decrease in unit volume of 22.6%. A 26% decline in structural product prices also contributed to the overall decline in our structural sales.
     Gross Profit. Gross profit for the first quarter of fiscal 2007 was $104 million, or 10.8% of sales, compared to $130 million, or 9.4% of sales, in the prior year period. The decrease in gross profit dollars compared to the first quarter of fiscal 2006 was driven primarily by decreases in structural product prices and a slowdown in the housing market. Gross margin increased by 1.4% to 10.8%, reflecting growth in higher-margin specialty products and effective management of structural product inventory in a declining price environment for wood-based structural products.
     Selling, general, and administrative. Operating expenses for the first quarter of fiscal 2007 were $88.5 million, or 9.2% of net sales, compared to $97.3 million, or 7.1% of net sales, during the first quarter of fiscal 2006. The decline primarily reflects decreases in variable compensation, lower payroll related to headcount reductions, and other fixed components not directly related to headcount reductions.
     Depreciation and Amortization. Depreciation and amortization expense totaled $5.4 million for the first quarter of fiscal 2007, compared with $5.0 million for the first quarter of fiscal 2006.
     Operating Income. Operating income for the first quarter of fiscal 2007 was $9.9 million, or 1.0% of sales, versus $27.6 million, or 2.0% of sales, in the first quarter of fiscal 2006, reflecting a decrease in gross profit and higher variable operating expenses.
     Interest Expense, net. Interest expense totaled $10.6 million, down $0.6 million from the prior year reflecting lower debt levels. Interest expense related to our revolving credit facility and new mortgage was $5.3 million and $4.7 million, respectively, during this period. Interest expense totaled $11.2 million for the first quarter of fiscal 2006. Interest expense related to our revolving credit facility and mortgage was $7.7 million and $2.8 million, respectively, for this period. In addition, interest expense included $0.6 million and $0.7 million of debt issue cost amortization for the first quarter of fiscal 2007 and for the first quarter of fiscal 2006, respectively.
     Provision for Income Taxes. The effective tax rate was 43.8% and 40.1% for the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively. The increase in the effective tax rate resulted from the greater impact of permanent differences, such as meals and entertainment, on the lower first quarter fiscal 2007 earnings.

     Net Income (Loss). Net loss for the first quarter of fiscal 2007 was $0.2 million compared to net income of $9.8 million for the first quarter of fiscal 2006.
     On a per-share basis, basic and diluted loss applicable to common stockholders for the first quarter of fiscal 2007 were each $0.01. Basic and diluted earnings per share for the first quarter of 2006 were each $0.32.
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

     The following tables indicate our working capital and cash flows for the periods indicated.

	March 31,	December 30,
	2007	2006
	(Dollars in thousands)
	(Unaudited)
Working capital	$517,742	$520,237

	Period from	Period from
	December 31,	January 1,
	2006 to	2006 to
	March 31,2007	April 1, 2006
	(Dollars in thousands)
	(Unaudited)
Cash flows used for operating activities	$(77,007)	$(66,401)
Cash flows used for investing activities	(5,213)	(523)
Cash flows provided by financing activities	$75,440	$70,038
     Working Capital
     Working capital decreased by $2.5 million to $518 million at March 31, 2007, primarily as a result of increases in accounts payable and current maturities of long-term debt of $38.1 million and $78.5 million, respectively. These increases were partially offset by an increase in accounts receivable and inventories of $70.2 million and $54.9 million. Additionally, cash decreased from $27.0 million on December 30, 2006 to $20.3 million at March 31, 2007. The $20.3 million of cash on our balance sheet at March 31, 2007 primarily reflects customer remittances received in our lock boxes on Friday and Saturday that are not available until Monday, which is part of the following fiscal period.
     Operating Activities
     During the first quarter of fiscal 2007 and fiscal 2006, cash flows used in operating activities totaled $77.0 million and $66.4 million, respectively. The increase of $10.6 million in cash flows used in operating activities was primarily the result of a higher use of cash related to changes in working capital of $83.4 million for the first quarter of fiscal 2007 compared to $82.7 million for the first quarter of fiscal 2006. Additionally, this increased use of cash was caused by a $8.5 million decline in net income, as adjusted, from $15.4 million to $6.9 million. Adjustments included depreciation and amortization, debt issue cost amortization, deferred income tax benefit and stock-based compensation.
     Investing Activities
     During the first quarter of fiscal 2007 and fiscal 2006, cash flows used in investing activities totaled $5.2 million and $0.5 million, respectively.
     During the first quarter of fiscal 2007 and fiscal 2006, our expenditures for property and equipment were $6.1 million and $0.7 million, respectively. The increase in cash used in investing activities was primarily for programs designed to improve and fine tune our capabilities in inventory management and forecasting, in financial budgeting and reporting, in order tracking and visibility and in product marketing.
     Proceeds from the sale of property and equipment totaled $0.9 million and $0.1 million for the first quarter of fiscal 2007 and fiscal 2006, respectively.

     Financing Activities
     Net cash provided by financing activities was $75.4 million during the first quarter of fiscal 2007 compared to $70.0 million during the first quarter of fiscal 2006. The $5.4 million increase in cash provided by financing activities was primarily driven by an increase in bank overdrafts of $13.1 million. This increase was partially offset by decreases in the revolving credit facility and proceeds from stock option exercises of $6.4 million and $1.2 million, respectively.
     We paid dividends to our common stockholders in the aggregate amount of $3.9 million and $3.8 million in the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively.
     Debt and Credit Sources
     On May 7, 2004, our operating subsidiary entered into a revolving credit facility. As of March 31, 2007, advances outstanding under the revolving credit facility were approximately $316 million. Borrowing availability was approximately $294 million and outstanding letters of credit on this facility were approximately $10.5 million. As of March 31, 2007, the interest rate on outstanding balances under the revolving credit facility was 7.13%. For the first quarter of fiscal 2007 and first quarter of fiscal 2006, interest expense related to the revolving credit facility was $5.3 million and $7.7 million, respectively.
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
     We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge will be reflected in the current period earnings. For the first quarter of fiscal 2007, we recognized $0.2 million of expense related to the ineffective portion of the hedge.
     At March 31, 2007, the fair value of the interest rate swap was a liability of $3.1 million and was included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheet. Accumulated other comprehensive income at March 31, 2007 included the net loss on the cash flow hedge (net of tax) of $1.8 million, which reflects the cumulative amount of comprehensive loss recognized in connection with the change in fair value of the swap.
     Contractual Obligations
     There have been no material changes to our contractual obligations from those disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
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
     Allowance for Doubtful Accounts and Related Reserves
     We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At March 31, 2007 and December 30, 2006 these allowances totaled $8.6 million and $7.7 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for each of the reported periods.
     Inventories
     Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. The market value of our inventory exceeded its cost at March 31, 2007 and December 30, 2006.
     Additionally, we maintain a reserve for the estimated value of impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past six months or has turn days in excess of 365 days. At March 31, 2007 and December 30, 2006, our damaged and inactive inventory reserves totaled $5.2 million and $5.1 million, respectively. Adjustments to earnings resulting from revisions to inactive estimates have been insignificant.
     Consideration Received from Vendors
     Each year, we enter into agreements with many of our vendors providing for purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At March 31, 2007 and December 30, 2006, the vendor rebate receivable totaled $5.7 million and $10.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for each of the reported periods.
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
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as adjustment to the opening balance of retained earnings in the year of adoption. Adoption on January 1, 2007 did not have a material effect on our consolidated financial position or results of operations.
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
     Compensation expense arising from stock based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of March 31, 2007, there was $5.6 million, $3.8 million, $2.6 million and $0.9 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units. The unrecognized compensation expense for these awards is expected to be recognized over a period of 3.6 years, 2.9 years, 3.0 years and 2.8 years, respectively.
     For the first quarter of fiscal 2007 and for the first quarter of fiscal 2006, our total recognized stock-based compensation expense was $0.9 million and $0.6 million, respectively.
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, other than those discussed below.
     Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. An increase of 100 basis points in market interest rates would increase our annual interest expense by approximately $1.1 million. A decrease of 100 basis points in market interest rates would decrease our annual interest expense by approximately $1.7 million.
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
PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
     During the quarter ended March 31, 2007, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
     ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the SEC.
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

BlueLinx Holdings Inc.
(Registrant)

Date: May 7, 2007	/s/ Lynn A. Wentworth
Lynn A. Wentworth
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