Form 10-Q
period 2007-06-30
BlueLinx Holdings Inc.
filed 2007-08-09
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2007 there were 31,213,712 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Second Quarter
	Period from	Period from
	April 1, 2007	April 2, 2006
	to	to
	June 30, 2007	July 1, 2006
Net sales	$1,081,990	$1,378,950
Cost of sales	962,752	1,242,507

Gross profit	119,238	136,443

Operating expenses:
Selling, general, and administrative	93,346	98,122
Depreciation and amortization	5,335	5,063

Total operating expenses	98,681	103,185

Operating income	20,557	33,258
Non-operating expenses:
Interest expense	11,798	12,262
Charges associated with mortgage refinancing	—	4,864
Other income, net	(225)	(69)

Income before provision for income taxes	8,984	16,201
Provision for income taxes	3,550	6,590

Net income	$5,434	$9,611

Basic weighted average number of common shares outstanding	30,848	30,649

Basic net income per share applicable to common stock	$0.18	$0.31

Diluted weighted average number of common shares outstanding	30,995	30,790

Diluted net income per share applicable to common stock	$0.18	$0.31

Dividends declared per share of common stock	$0.125	$0.125

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	Period from	Period from
	December 31, 2006	January 1, 2006
	to	to
	June 30, 2007	July 1, 2006
Net sales	$2,039,104	$2,755,556
Cost of sales	1,816,111	2,489,161

Gross profit	222,993	266,395

Operating expenses:
Selling, general, and administrative	181,814	195,389
Depreciation and amortization	10,734	10,106

Total operating expenses	192,548	205,495

Operating income	30,445	60,900
Non-operating expenses:
Interest expense	22,404	23,459
Charges associated with mortgage refinancing	—	4,864
Other (income) expense, net	(608)	12

Income before provision for income taxes	8,649	32,565
Provision for income taxes	3,404	13,160

Net income	$5,245	$19,405

Basic weighted average number of common shares outstanding	30,824	30,533

Basic net income per share applicable to common stock	$0.17	$0.64

Diluted weighted average number of common shares outstanding	30,945	30,751

Diluted net income per share applicable to common stock	$0.17	$0.63

Dividends declared per share of common stock	$0.25	$0.25

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2007	December 30, 2006
	(unaudited)
Assets:
Current assets:
Cash	$24,756	$27,042
Receivables, net	405,798	307,543
Inventories, net	470,222	410,686
Deferred income taxes	9,908	9,024
Other current assets	39,911	44,948

Total current assets	950,595	799,243

Property, plant, and equipment:
Land and land improvements	57,172	56,985
Buildings	96,763	95,814
Machinery and equipment	66,732	61,955
Construction in progress	4,515	2,025

Property, plant, and equipment, at cost	225,182	216,779
Accumulated depreciation	(46,544)	(38,530)

Property, plant, and equipment, net	178,638	178,249
Other non-current assets	23,238	26,870

Total assets	$1,152,471	$1,004,362

Liabilities:
Current liabilities:
Accounts payable	$260,318	$195,815
Bank overdrafts	34,563	50,241
Accrued compensation	10,306	8,574
Current maturities of long-term debt	103,816	9,743
Other current liabilities	16,644	14,633

Total current liabilities	425,647	279,006

Non-current liabilities:
Long-term debt	522,719	522,719
Deferred income taxes	1,870	1,101
Other long-term liabilities	10,842	12,137

Total liabilities	961,078	814,963

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 31,213,712 and 30,909,630 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	312	309
Additional paid-in-capital	140,471	138,066
Accumulated other comprehensive income	2,537	412
Retained earnings	48,073	50,612

Total shareholders’ equity	191,393	189,399

Total liabilities and shareholders’ equity	$1,152,471	$1,004,362

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	Period	Period
	from December 31,	from January 1,
	2006 to	2006 to
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$5,245	$19,405
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	10,734	10,106
Amortization of debt issue costs	1,215	1,409
Charges associated with mortgage refinancing	—	4,864
Deferred income tax benefit	(1,563)	(1,733)
Share-based compensation expense	2,227	1,246
Excess tax benefits from share-based compensation arrangements	(60)	(863)
Changes in assets and liabilities:
Receivables	(98,255)	(70,028)
Inventories	(59,536)	(59,093)
Accounts payable	64,503	(13,733)
Changes in other working capital	8,840	(5,515)
Other	2,278	498

Net cash used in operating activities	(64,372)	(113,437)

Cash flows from investing activities:
Property, plant and equipment investments	(10,027)	(2,785)
Proceeds from sale of assets	1,086	332

Net cash used in investing activities	(8,941)	(2,453)

Cash flows from financing activities:
Proceeds from stock options exercised	323	1,483
Excess tax benefits from share-based compensation arrangements	60	863
Net increase in revolving credit facility	94,073	5,512
Proceeds from new mortgage	—	295,000
Debt financing costs	—	(5,953)
Retirement of old mortgage	—	(165,000)
Prepayment fees with old mortgage	—	(2,475)
Decrease in bank overdrafts	(15,678)	(3,034)
Common stock dividends paid	(7,784)	(7,680)
Other	33	—

Net cash provided by financing activities	71,027	118,716

Increase (decrease) in cash	(2,286)	2,826
Balance, beginning of period	27,042	24,320

Balance, end of period	$24,756	$27,146

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
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
     We are a leading distributor of building products in North America with more than 3,200 employees. We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of more than 70 warehouses.
2. Summary of Significant Accounting Policies
Earnings per Common Share
     Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period.
     Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options, restricted stock and performance shares using the treasury stock method.

	Second Quarter		Six Months Ended
	Period from	Period from	Period from	Period from
	April 1, 2007 to	April 2, 2006 to	December 31, 2006	January 1, 2006 to
	June 30, 2007	July 1, 2006	to June 30, 2007	July 1, 2006
Basic weighted average shares outstanding	30,848,349	30,649,044	30,824,416	30,533,267
Dilutive effect of stock-based awards	146,568	140,783	120,153	218,000

Diluted weighted average shares outstanding	30,994,917	30,789,827	30,944,569	30,751,267
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
     On May 3, 2007, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend was paid on June 29, 2007, to shareholders of record as of June 15, 2007. Cerberus received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of our common stock as of the record date.
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
     On June 11, 2007, we granted certain non-executive employees restricted stock units equivalent in cash value to restricted shares of our common stock. These restricted stock unit awards were granted pursuant to the terms of the 2006 Long-Term Incentive Plan for Key Senior Managers. The restricted stock unit awards vest on March 29, 2012. However, the awards may vest earlier in their entirety (or portion, as appropriate) upon the attainment of certain minimum performance goals determined by future increases in the market value of our common stock. Upon vesting of all or any portion of the restricted stock units, we will pay a cash amount equivalent to the fair market value of the shares of our common stock. The fair market value will be determined on the date when the award vests.
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
     Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of June 30, 2007, there was $5.0 million, $3.3 million, $2.3 million and $1.7 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 3.5 years, 2.6 years, 2.5 years, and 2.5 years, respectively. For the second quarter of fiscal 2007 and for the first six months of fiscal 2007, our total stock-based compensation expense was $1.4 million and $2.2 million, respectively. We also recognized related income tax benefits of $0.5 million and $0.9 million for the second quarter of fiscal 2007 and for the first six months of fiscal 2007, respectively.
     For the second quarter of fiscal 2006 and for the first six months of fiscal 2006, our total stock-based compensation expense was $0.7 million and $1.2 million, respectively. We also recognized related income tax benefits of $0.3 million and $0.5 million for the second quarter of fiscal 2006 and for the first six months of fiscal 2006, respectively.
     The total fair value of the options vested for the first six months of fiscal 2007 was $0.6 million. For the first six months of fiscal 2006, the total fair value of the options vested was $0.05 million.
     Cash proceeds from the exercise of stock options totaled $0.3 million and $1.5 million for the first six months of fiscal 2007 and for the first six months of fiscal 2006, respectively. In addition, SFAS No. 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow upon adoption. We included $0.06 million and $0.9 million of excess tax benefits in cash flows from financing activities for the first six months of fiscal 2007 and for the first six months of fiscal 2006, respectively.
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first six months of fiscal 2007:

	Period from December 31, 2006 to June 30, 2007
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
     All options granted during the first six months of fiscal 2007 occurred in the first quarter.
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the second quarter of fiscal 2006:

	Period from
	April 2, 2006 to
	July 1, 2006
	Time-Based
	Options*
Risk free interest rate	4.92%
Expected dividend yield	3.57%
Expected life	7	years
Expected volatility	50%
Weighted average fair value	$5.64

*	Exercise price equaled the market price at date of grant.
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first six months of fiscal 2006:

	Period from January 1, 2006 to July 1, 2006
	Time-Based		Time-Based		Performance-Based
	Options*		Options**		Options***
Risk free interest rate	4.34%		4.73%		4.60%
Expected dividend yield	4.44%		3.85%		3.19%
Expected life	7	years	7	years	1	year
Expected volatility	50%		50%		50%
Weighted average fair value	$3.68		$5.12		$11.48

*	Exercise price exceeded market price at date of grant.

**	Exercise price equaled market price at date of grant.

***	Exercise price was less than the market price at date of grant.
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
     The range of risk-free rates used for the first six months of fiscal 2007 and for the first six months of fiscal 2006 was from 4.78% to 5.10% and 4.34% to 4.92%, respectively. These rates were based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.
     Performance-based options are those options that only vest upon achievement of certain financial targets established by the Board of Directors, or a committee thereof. On February 14, 2007, the Board of Directors set the financial target for performance-based options subject to vesting criteria in 2007.
     Additional information related to our existing employee stock options for the period from December 30, 2006 to June 30, 2007, excluding performance-based options totaling 62,813 for which the financial targets have not been set, follows:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding at December 30, 2006	1,717,531	$11.47
Options granted	160,375	8.58
Options exercised	(86,066)	3.75
Options forfeited	(15,454)	3.75
Options outstanding at June 30, 2007	1,776,386	11.64
Options exercisable at June 30, 2007	299,701	$13.16

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Price Range	Options	Price	(in Years)	Options	Price
$3.75	281,369	$3.75	0.91	—	$—
$10.29 - $15.10	1,495,017	13.13	8.64	299,701	13.16

	1,776,386			299,701

     The following table summarizes the activity for our performance shares, restricted stock and restricted stock units during the first six months of fiscal 2007:

	Performance Shares		Restricted Stock		Restricted Stock Units
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
	Number Awards	Value	Number Awards	Value	Number Awards	Value
Outstanding at December 30, 2006	—	$—	147,412	$13.99	119,250	$13.95
Granted	245,025	10.46	218,063	10.50	97,625	11.02
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	(11,750)	14.01

Outstanding at June 30, 2007	245,025	$10.46	365,475	$11.92	205,125	$12.55

     The fair value of the restricted stock units will be marked-to-market each reporting period through the date of settlement. On June 30, 2007, the fair value of these awards was based on the closing price of our common stock of $10.49.
     At June 30, 2007, the aggregate intrinsic value of stock-based awards outstanding and options exercisable was $10.5 million and $0, respectively (the intrinsic value of a stock-based award is the amount by which the market value of the underlying award exceeds the exercise price of the award). The intrinsic value of stock options exercised during the first six months of fiscal 2007 was $0.7 million. For the first six months of fiscal 2006, the intrinsic value of stock options exercised was $4.5 million.
3. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a discussion of whether to file or not to file a return in a particular jurisdiction). The cumulative effect, if any, of applying FIN 48 is to be reported as adjustment to the opening balance of retained earnings in the year of adoption. Adoption of FIN 48 on January 1, 2007 did not have a material effect on our consolidated financial position or results of operations.
4. Comprehensive Income
     The calculation of comprehensive income is as follows (in thousands):

	Second Quarter
	Period from	Period from
	April 1, 2007	April 2, 2006
	to	to
	June 30, 2007	July 1, 2006
Net income	$5,434	$9,611
Other comprehensive income:
Foreign currency translation, net of taxes	921	367
Unrealized gain from cash flow hedge, net of taxes	1,557	394

Comprehensive income	$7,912	$10,372

	Six Months Ended
	Period from	Period from
	December 31, 2006	January 1, 2006
	to	to
	June 30, 2007	July 1, 2006
Net income	$5,245	$19,405
Other comprehensive income:
Foreign currency translation, net of taxes	913	340
Unrealized gain from cash flow hedge, net of taxes	1,284	394
Unrealized loss from adoption of FIN 48, net of taxes	(72)	—

Comprehensive income	$7,370	$20,139

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
     Net periodic pension cost for our pension plans included the following:

	Second Quarter
	Period from April 1,	Period from April 2, 2006
	2007 to June 30, 2007	to July 1, 2006
	(In thousands)
Service cost	$626	$672
Interest cost on projected benefit obligation	1,054	1,011
Expected return on plan assets	(1,356)	(1,300)
Amortization of unrecognized prior service cost	1	1

Net periodic pension cost	$325	$384

	Six Months Ended
	Period from December 31,	Period from January 1, 2006
	2006 to June 30, 2007	to July 1, 2006
	(In thousands)
Service cost	$1,252	$1,344
Interest cost on projected benefit obligation	2,108	2,022
Expected return on plan assets	(2,712)	(2,600)
Amortization of unrecognized prior service cost	2	1

Net periodic pension cost	$650	$767

6. Revolving Credit Facility
     As of June 30, 2007, we had outstanding borrowings of $332 million and excess availability of $306 million under the terms of our revolving credit facility. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $228 million as long-term debt. The revolving credit facility contains customary negative covenants and restrictions for asset based loans, with which we are in compliance.
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
     We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge will be reflected in the current period earnings. For the first six months of fiscal 2007, we recognized $0.2 million of expense related to the ineffective portion of the hedge.

     At June 30, 2007, the fair value of the interest rate swap was a liability of $0.6 million and was included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheet. The fair value of the interest rate swap liability decreased by $1.9 million from December 30, 2006, due to changes in 30-day LIBOR rates. Accumulated other comprehensive income at June 30, 2007 included the cumulative net loss on the cash flow hedge (net of tax) of $0.3 million, which reflects the cumulative amount of comprehensive loss in connection with the change in fair value of the swap.
     As of June 30, 2007, we had outstanding letters of credit totaling $10.4 million, primarily for the purposes of securing collateral requirements under the casualty insurance programs for us and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.
7. Mortgage
     On June 9, 2006, certain special purpose entities that are our wholly-owned subsidiaries entered into a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 57 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wachovia Bank, National Association.
     Simultaneously with the execution of the mortgage loan, we paid off in full our then-existing $165 million mortgage loan agreement with Column Financial, Inc. dated as of October 26, 2004. In connection with the termination of the existing mortgage loan, we incurred charges of $4.9 million during the second quarter of fiscal 2006, which includes unamortized debt financing costs of $3.2 million.
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
8. Related Party Transactions
     Cerberus Capital Management, L.P., our equity sponsor, retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We believe that the terms of these consulting arrangements are materially consistent with those terms that would have been obtained by us in an arrangement with an unaffiliated third party. We have normal service, purchase and sales arrangements with other entities that are owned or controlled by Cerberus. We believe that these transactions are at arms’ length terms and are not material to our results of operations or financial position.
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

     Collective Bargaining Agreements
     As of June 30, 2007, approximately 31% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 11% of our work force will expire within one year.
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
     Breach of Contract Claim
     On January 12, 2007, Kenexa Technology, Inc. filed suit against our operating company in the U.S. District Court for the District of Delaware. Effective July 10, 2007, we resolved the dispute, and Kenexa dismissed its lawsuit with prejudice. The resolution of this matter did not have a material effect on our financial position and results of operations.
     Hurricane Katrina
     Hurricane Katrina caused significant damage at our distribution center in New Orleans, Louisiana. The facility ceased operations prior to the arrival of the storm on August 29, 2005. There was approximately $2.4 million in inventory located at the facility that has been declared a total loss by our insurer. Damage to the building and furniture, fixtures and equipment exceeds $2.0 million. The total loss recognized related to the damage was $250,000, which is the amount of our insurance deductible. We recognized this loss in fiscal 2005. The facility has reopened and is operating at full capacity.
11. Subsequent Events
     On August 6, 2007 our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend will be paid on September 28, 2007 to stockholders of record as of September 14, 2007.
     On July 11, 2007, we agreed with our insurer to a settlement of our outstanding insurance claims related to damage to our New Orleans distribution center and its inventory caused by Hurricane Katrina. The net effect of the receipt of insurance proceeds will result in a gain of approximately $1.7 million to be recognized in the third quarter of fiscal 2007.
12. Unaudited Supplemental Condensed Consolidating Financial Statements
     The unaudited condensed consolidating financial information as of June 30, 2007 and December 30, 2006 and for the periods from April 1, 2007 to June 30, 2007 and April 2, 2006 to July 1, 2006 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our wholly-owned operating subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 30, 2006, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are sixty-one single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. Certain of the warehouse properties collateralize a mortgage loan and none of the properties are available to satisfy the debts and other obligations of either BlueLinx Corporation or us.

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from April 1, 2007 to June 30, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,081,990	$7,518	$(7,518)	$1,081,990
Cost of sales	—	962,752	—	—	962,752

Gross profit	—	119,238	7,518	(7,518)	119,238

Operating expenses:
Selling, general and administrative	279	100,459	126	(7,518)	93,346
Depreciation and amortization	—	4,276	1,059	—	5,335

Total operating expenses	279	104,735	1,185	(7,518)	98,681

Operating income (loss)	(279)	14,503	6,333	—	20,557
Non-operating expenses:
Interest expense	—	6,905	4,893	—	11,798
Other expense (income), net	—	(219)	(6)	—	(225)

Income before provision for (benefit from) income taxes	(279)	7,817	1,446	—	8,984
Provision for (benefit from) income taxes	(109)	3,095	564	—	3,550
Equity in income (loss) of subsidiaries	5,604	—	—	(5,604)	—

Net income (loss)	$5,434	$4,722	$882	$(5,604)	$5,434

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from April 2, 2006 to July 1, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,378,950	$5,556	$(5,556)	$1,378,950
Cost of sales	—	1,242,507	—	—	1,242,507

Gross profit	—	136,443	5,556	(5,556)	136,443

Operating expenses:
Selling, general and administrative	470	103,010	198	(5,556)	98,122
Depreciation and amortization	—	4,005	1,058	—	5,063

Total operating expenses	470	107,015	1,256	(5,556)	103,185

Operating income (loss)	(470)	29,428	4,300	—	33,258
Non-operating expenses:
Interest expense	—	8,599	3,663	—	12,262
Charges associated with mortgage refinancing	—	—	4,864	—	4,864
Other expense (income), net	—	(56)	(13)	—	(69)

Income before provision for (benefit from) income taxes	(470)	20,885	(4,214)	—	16,201
Provision for (benefit from) income taxes	(183)	8,416	(1,643)	—	6,590
Equity in income (loss) of subsidiaries	9,898	—	—	(9,898)	—

Net income (loss)	$9,611	$12,469	$(2,571)	$(9,898)	$9,611

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 31, 2006 to June 30, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,039,104	$15,036	$(15,036)	$2,039,104
Cost of sales	—	1,816,111	—	—	1,816,111

Gross profit	—	222,993	15,036	(15,036)	222,993

Operating expenses:
Selling, general and administrative	716	195,891	243	(15,036)	181,814
Depreciation and amortization	—	8,618	2,116	—	10,734

Total operating expenses	716	204,509	2,359	(15,036)	192,548

Operating income (loss)	(716)	18,484	12,677	—	30,445
Non-operating expenses:
Interest expense	—	12,620	9,784	—	22,404
Other expense (income), net	—	(367)	(241)	—	(608)

Income before provision for (benefit from) income taxes	(716)	6,231	3,134	—	8,649
Provision for (benefit from) income taxes	(279)	2,461	1,222	—	3,404
Equity in income (loss) of subsidiaries	5,682	—	—	(5,682)	—

Net income (loss)	$5,245	$3,770	$1,912	$(5,682)	$5,245

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 1, 2006 to July 1, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,755,556	$10,455	$(10,455)	$2,755,556
Cost of sales	—	2,489,161	—	—	2,489,161

Gross profit	—	266,395	10,455	(10,455)	266,395

Operating expenses:
Selling, general and administrative	807	204,518	519	(10,455)	195,389
Depreciation and amortization	—	7,990	2,116	—	10,106

Total operating expenses	807	212,508	2,635	(10,455)	205,495

Operating income (loss)	(807)	53,887	7,820	—	60,900
Non-operating expenses:
Interest expense	—	16,666	6,793	—	23,459
Charges associated with new mortgage	—	—	4,864	—	4,864
Other expense (income), net	—	80	(68)	—	12

Income before provision for (benefit from) income taxes	(807)	37,141	(3,769)	—	32,565
Provision for (benefit from) income taxes	(315)	14,944	(1,469)	—	13,160
Equity in income (loss) of subsidiaries	19,897	—	—	(19,897)	—

Net income (loss)	$19,405	$22,197	$(2,300)	$(19,897)	$19,405

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of June 30, 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$3	$24,715	$38	$—	$24,756
Receivables	—	405,798	—	—	405,798
Inventories	—	470,222	—	—	470,222
Deferred income taxes	—	9,973	—	(65)	9,908
Other current assets	(11)	42,428	—	(2,506)	39,911
Intercompany receivable	971	—	—	(971)	—

Total current assets	963	953,136	38	(3,542)	950,595

Property, plant and equipment:
Land and land improvements	—	2,877	54,295	—	57,172
Buildings	—	7,002	89,761	—	96,763
Machinery and equipment	—	66,732	—	—	66,732
Construction in progress	—	4,515	—	—	4,515

Property, plant and equipment, at cost	—	81,126	144,056	—	225,182
Accumulated depreciation	—	(33,197)	(13,347)	—	(46,544)

Property, plant and equipment, net	—	47,929	130,709	—	178,638
Investment in subsidiaries	190,515	—	—	(190,515)	—
Deferred income taxes	—	245	—	(245)	—
Other non-current assets	—	17,633	5,605	—	23,238

Total assets	$191,478	$1,018,943	$136,352	$(194,302)	$1,152,471

Liabilities:
Current liabilities:
Accounts payable	$20	$260,298	$—	$—	$260,318
Bank overdrafts	—	34,563	—	—	34,563
Accrued compensation	—	10,306	—	—	10,306
Current maturities of long-term debt	—	103,816	—	—	103,816
Deferred income taxes	65	—	—	(65)	—
Other current liabilities	—	15,451	1,193	—	16,644
Intercompany payable	—	692	2,785	(3,477)	—

Total current liabilities	85	425,126	3,978	(3,542)	425,647

Non-current liabilities:
Long-term debt	—	227,719	295,000	—	522,719
Deferred income taxes	—	—	2,115	(245)	1,870
Other long-term liabilities	—	10,842	—	—	10,842

Total liabilities	85	663,687	301,093	(3,787)	961,078

Shareholders’ Equity/Parent’s Investment	191,393	355,256	(164,741)	(190,515)	191,393

Total liabilities and equity	$191,478	$1,018,943	$136,352	$(194,302)	$1,152,471

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 30, 2006 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$2	$27,017	$23	$—	$27,042
Receivables	—	307,543	—	—	307,543
Inventories	—	410,686	—	—	410,686
Deferred income taxes	—	9,175	—	(151)	9,024
Other current assets	497	46,957	—	(2,506)	44,948
Intercompany receivable	764	—	—	(764)	—

Total current assets	1,263	801,378	23	(3,421)	799,243

Property, plant and equipment:
Land and land improvements	—	2,760	54,225	—	56,985
Buildings	—	6,467	89,347	—	95,814
Machinery and equipment	—	61,955	—	—	61,955
Construction in progress	—	2,025	—	—	2,025

Property, plant and equipment, at cost	—	73,207	143,572	—	216,779
Accumulated depreciation	—	(27,300)	(11,230)	—	(38,530)

Property, plant and equipment, net	—	45,907	132,342	—	178,249
Investment in subsidiaries	188,307	—	—	(188,307)	—
Deferred income taxes	—	1,430	—	(1,430)	—
Other non-current assets	—	20,916	5,954	—	26,870

Total assets	$189,570	$869,631	$138,319	$(193,158)	$1,004,362

Liabilities:
Current liabilities:
Accounts payable	$20	$195,795	$—	$—	$195,815
Bank overdrafts	—	50,241	—	—	50,241
Accrued compensation	—	8,574	—	—	8,574
Current maturities of long-term debt	—	9,743	—	—	9,743
Deferred income taxes	151	—	—	(151)	—
Other current liabilities	—	14,848	(215)	—	14,633
Intercompany payable	—	160	3,110	(3,270)	—

Total current liabilities	171	279,361	2,895	(3,421)	279,006

Non-current liabilities:
Long-term debt	—	227,719	295,000	—	522,719
Deferred income taxes	—	—	2,531	(1,430)	1,101
Other long-term liabilities	—	12,137	—	—	12,137

Total liabilities	171	519,217	300,426	(4,851)	814,963

Shareholders’ Equity/Parent’s Investment	189,399	350,414	(162,107)	(188,307)	189,399

Total liabilities and equity	$189,570	$869,631	$138,319	$(193,158)	$1,004,362

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 31, 2006 to June 30, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,245	$3,770	$1,912	$(5,682)	$5,245
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	—	8,618	2,116	—	10,734
Amortization of debt issue costs	—	903	312	—	1,215
Deferred income tax benefit	(86)	(1,061)	(416)	—	(1,563)
Share-based compensation expense	—	2,227	—	—	2,227
Excess tax benefits from share-based compensation arrangements	—	(60)	—	—	(60)
Equity in earnings of subsidiaries	(5,682)	—	—	5,682	—
Changes in assets and liabilities:
Receivables	—	(98,255)	—	—	(98,255)
Inventories	—	(59,536)	—	—	(59,536)
Accounts payable	—	64,503	—	—	64,503
Changes in other working capital	508	6,924	1,408	—	8,840
Intercompany receivable	(207)	—	—	207	—
Intercompany payable	—	532	(325)	(207)	—
Other	—	2,308	(30)	—	2,278

Net cash provided by (used in) operating activities	(222)	(69,127)	4,977	—	(64,372)

Cash flows from investing activities:
Investment in subsidiaries	7,624	—	—	(7,624)	—
Property, plant and equipment investments	—	(9,578)	(449)	—	(10,027)
Proceeds from sale of assets	—	1,086	—	—	1,086

Net cash provided by (used in) investing activities	7,624	(8,492)	(449)	(7,624)	(8,941)

Cash flows from financing activities:
Net transactions with Parent	—	(3,078)	(4,546)	7,624	—
Proceeds from stock options exercised	323	—	—	—	323
Excess tax benefits from share-based compensation arrangements	60	—	—	—	60
Net increase in revolving credit facility	—	94,073	—	—	94,073
Decrease in bank overdrafts	—	(15,678)	—	—	(15,678)
Common dividends paid	(7,784)	—	—	—	(7,784)
Other	—	—	33	—	33

Net cash provided by (used in) financing activities	(7,401)	75,317	(4,513)	7,624	71,027

Increase (decrease) in cash	1	(2,302)	15	—	(2,286)
Balance, beginning of period	2	27,017	23	—	27,042

Balance, end of period	$3	$24,715	$38	$—	$24,756

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 1, 2006 to July 1, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$19,405	$22,197	$(2,300)	$(19,897)	$19,405
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	7,990	2,116	—	10,106
Amortization of debt issue costs	—	988	421	—	1,409
Charges associated with mortgage refinancing	—	—	4,864	—	4,864
Deferred income tax benefit	(210)	(1,235)	(288)	—	(1,733)
Share-based compensation	38	1,208	—	—	1,246
Excess tax benefits from share-based compensation arrangements	—	(863)	—	—	(863)
Equity in earnings of subsidiaries	(19,897)	—	—	19,897	—
Changes in assets and liabilities:
Receivables	—	(70,028)	—	—	(70,028)
Inventories	—	(59,093)	—	—	(59,093)
Accounts payable	(35)	(13,698)	—	—	(13,733)
Changes in other working capital	521	(4,099)	(1,937)	—	(5,515)
Intercompany receivable	368	1,578	(1,939)	(7)	—
Intercompany payable	(1,578)	1,939	(368)	7	—
Other	—	365	133	—	498

Net cash provided by (used in) operating activities	(1,388)	(112,751)	702	—	(113,437)

Cash flows from investing activities:
Investment in subsidiaries	6,709	—	—	(6,709)	—
Property, plant and equipment investments	—	(2,785)	—	—	(2,785)
Proceeds from sale of assets	—	332	—	—	332

Net cash provided by (used in) investing activities	6,709	(2,453)	—	(6,709)	(2,453)

Cash flows from financing activities:
Net transactions with Parent	—	115,960	(122,669)	6,709	—
Proceeds from stock options exercised	1,483	—	—	—	1,483
Excess tax benefits from share-based compensation arrangements	863	—	—	—	863
Net increase in revolving credit facility	—	5,512	—	—	5,512
Proceeds from new mortgage	—	—	295,000	—	295,000
Debt financing costs	—	(400)	(5,553)	—	(5,953)
Retirement of old mortgage	—	—	(165,000)	—	(165,000)
Prepayment fees associated with old mortgage	—	—	(2,475)	—	(2,475)
Decrease in bank overdrafts	—	(3,034)	—	—	(3,034)
Common dividends paid	(7,680)	—	—	—	(7,680)

Net cash provided by (used in) financing activities	(5,334)	118,038	(697)	6,709	118,716

Increase (decrease) in cash	(13)	2,834	5	—	2,826
Balance, beginning of period	13	24,307	—	—	24,320

Balance, end of period	$—	$27,141	$5	$—	$27,146

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

Overview
     Background
     We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 54% of our second quarter of fiscal 2007 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 46% of our second quarter of fiscal 2007 gross sales.
     Recent Developments
     On August 6, 2007, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend is payable on September 28, 2007 to stockholders of record as of September 14, 2007.
     On July 11, 2007, we agreed with our insurer to a settlement of our outstanding insurance claims related to damage to our New Orleans distribution center and its inventory caused by Hurricane Katrina. We anticipate that the net effect of the receipt of insurance proceeds will result in a gain of approximately $1.7 million to be recognized by us in the third quarter of fiscal 2007.
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
     The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the second quarter of fiscal 2007, the second quarter of fiscal 2006, the first six months of fiscal 2007, the first six months of fiscal 2006, fiscal 2006 and fiscal 2005.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2007	Q2 2006	2007 YTD	2006 YTD	2006	2005
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products(1)	$598	$799	$1,117	$1,612	$2,788	$3,548
Specialty Products(1)	501	603	957	1,184	2,197	2,143
Unallocated Allowances and Adjustments	(17)	(23)	(35)	(40)	(86)	(69)

Total Sales	$1,082	$1,379	$2,039	$2,756	$4,899	$5,622

Sales Variances
Unit Volume $ Change	$(229)	$(56)	$(534)	$11	$(398)	$216
Price/Other(2)	(68)	(52)	(183)	(94)	(325)	(152)

Total $ Change	$(297)	$(108)	$(717)	$(83)	$(723)	$64

Unit Volume % Change	(16.3)%	(3.8)%	(19.1)%	0.4%	(7.0)%	3.9%
Price/Other(2)	(5.2)%	(3.5)%	(6.9)%	(3.3)%	(5.9)%	(2.8)%

Total % Change	(21.5)%	(7.3)%	(26.0)%	(2.9)%	(12.9)%	1.1%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural products instead of specialty products. Fiscal 2005 Sales by Category have been adjusted to reclassify sales of rebar/remesh from Specialty Products sales to Structural Products sales. This reclassification has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts.
     The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the second quarter of fiscal 2007, the second quarter of fiscal 2006, the first six months of fiscal 2007, the first six months of fiscal 2006, fiscal 2006 and fiscal 2005.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2007	Q2 2006	2007 YTD	2006 YTD	2006	2005
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products(1)	$56	$55	$101	$111	$194	$246
Specialty Products(1)	70	87	134	167	308	284
Other (2)	(7)	(6)	(12)	(12)	(22)	(18)

Total Gross Margin $’s	$119	$136	$223	$266	$480	$512

Gross Margin %’s by Category
Structural Products	9.3%	7.0%	9.0%	6.9%	7.0%	6.9%
Specialty Products	14.0%	14.4%	14.0%	14.1%	14.0%	13.3%
Other (2)	NA	NA	NA	NA	NA	NA

Total Gross Margin %’s	11.0%	9.9%	10.9%	9.7%	9.8%	9.1%

Unit Volume Growth by Product
Structural Products	(17.1)%	(11.3)%	(19.9)%	(6.3)%	(11.8)%	3.2%
Specialty Products	(15.3)%	9.6%	(18.0)%	12.1%	1.0%	5.1%

Total Unit Volume Growth %’s	(16.3)%	(3.8)%	(19.1)%	0.4%	(7.0)%	3.9%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural product instead of specialty product. Fiscal 2005 Sales by Category have been adjusted to reclassify sales of rebar/remesh from Specialty Products sales to Structural Products sales. This reclassification has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts.
     The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the second quarter of fiscal 2007, the second quarter of fiscal 2006, the first six months of fiscal 2007, the first six months of fiscal 2006, fiscal 2006 and fiscal 2005.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2007	Q2 2006	2007 YTD	2006 YTD	2006	2005
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$783	$918	$1,464	$1,800	$3,326	$3,704
Direct	316	484	610	996	1,659	1,987
Unallocated Allowances and Adjustments	(17)	(23)	(35)	(40)	(86)	(69)

Total	$1,082	$1,379	$2,039	$2,756	$4,899	$5,622

Gross Margin by Channel
Warehouse/Reload	$106	$114	$198	$224	$407	$429
Direct	20	28	37	54	95	101
Unallocated Allowances and Adjustments	(7)	(6)	(12)	(12)	(22)	(18)

Total	$119	$136	$223	$266	$480	$512

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2007	Q2 2006	2007 YTD	2006 YTD	2006	2005
	(Dollars in millions)
	(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	13.5%	12.4%	13.5%	12.4%	12.2%	11.6%
Direct	6.3%	5.8%	6.1%	5.4%	5.7%	5.1%
Unallocated Allowances and Adjustments	(0.6)%	(0.4)%	(0.6)%	(0.4)%	(0.4)%	(0.3)%
Total	11.0%	9.9%	10.9%	9.7%	9.8%	9.1%

Fiscal Year
     Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal years 2006 and 2005 contain 52 weeks.
Results of Operations
Second Quarter of Fiscal 2007 Compared to Second Quarter of Fiscal 2006
     The following table sets forth our results of operations for the second quarter of fiscal 2007 and second quarter of fiscal 2006.

	Period		Period
	from		from
	April 1, 2007	% of	April 2, 2006	% of
	to	Net	to	Net
	June 30, 2007	Sales	July 1, 2006	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,081,990	100.0%	$1,378,950	100.0%
Gross profit	119,238	11.0%	136,443	9.9%
Selling, general & administrative	93,346	8.6%	98,122	7.1%
Depreciation and amortization	5,335	0.5%	5,063	0.4%

Operating income	20,557	1.9%	33,258	2.4%
Interest expense	11,798	1.1%	12,262	0.9%
Charges associated with mortgage refinancing	—	0.0%	4,864	0.4%
Other income, net	(225)	0.0%	(69)	0.0%

Income before provision for income taxes	8,984	0.8%	16,201	1.2%
Provision for income taxes	3,550	0.3%	6,590	0.5%

Net income	$5,434	0.5%	$9,611	0.7%

     Net Sales. For the second quarter of fiscal 2007, net sales decreased by 21.5%, or $0.3 billion, to $1.1 billion. Sales during the quarter were negatively impacted by a 21.8% decline in housing starts. New home construction represents approximately 50% of our end-use markets; our other end-use markets also declined. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $102 million or 16.9% compared to the second quarter of fiscal 2006, reflecting a 15.3% decline in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $201 million, or 25.2% from a year ago, primarily as a result of a decrease in unit volume of 17.1%. A 8.0% decline in average prices for key grades of wood based structural products during the second quarter of fiscal 2007 versus a year ago also contributed to the overall decline in our structural sales.
     Gross Profit. Gross profit for the second quarter of fiscal 2007 was $119 million, or 11.0% of sales, compared to $136 million, or 9.9% of sales, in the prior year period. The decrease in gross profit dollars compared to the second quarter of fiscal 2006 was driven primarily by reduced unit volume associated with the ongoing slowdown in the residential housing market. Gross margin increased by 110 basis points to 11.0%, reflecting growth in higher-margin specialty products and effective management of structural product inventory in a declining price environment for wood-based structural products.
     Selling, general, and administrative. Operating expenses for the second quarter of fiscal 2007 were $93.3 million, or 8.6% of net sales, compared to $98.1 million, or 7.1% of net sales, during the second quarter of fiscal 2006. The decline primarily reflects lower payroll related to headcount reductions.
     Depreciation and Amortization. Depreciation and amortization expense totaled $5.3 million for the second quarter of fiscal 2007, compared with $5.1 million for the second quarter of fiscal 2006.

     Operating Income. Operating income for the second quarter of fiscal 2007 was $20.6 million, or 1.9% of sales, versus $33.3 million, or 2.4% of sales, in the second quarter of fiscal 2006, reflecting a decrease in gross profit, partially offset by improvements in operating expense.
     Interest Expense, net. Interest expense totaled $11.8 million for the second quarter of fiscal 2007, down $0.5 million from the prior year, reflecting lower debt levels. Interest expense related to our revolving credit facility and new mortgage was $6.5 million and $4.7 million, respectively, during this period. Interest expense totaled $12.3 million for the second quarter of fiscal 2006. Interest expense related to our revolving credit facility, old mortgage and new mortgage was $8.2 million, $2.2 million and $1.2 million, respectively, for this period. In addition, interest expense included $0.6 million and $0.7 million of debt issue cost amortization for the second quarter of fiscal 2007 and for the second quarter of fiscal 2006, respectively.
     On June 9, 2006, our existing mortgage loan was paid off in full and replaced with a new mortgage loan. In connection with this transaction, we incurred charges of $4.9 million, which includes write-off of unamortized debt financing costs of $3.2 million.
     Provision for Income Taxes. The effective tax rate was 39.5% and 40.7% for the second quarter of fiscal 2007 and the second quarter of fiscal 2006, respectively. The decrease in the effective tax rate resulted from the greater impact of various tax credits due to lower income in the second quarter of fiscal 2007.
     Net Income. Net income for the second quarter of fiscal 2007 was $5.4 million compared to net income of $9.6 million for the second quarter of fiscal 2006.
     On a per-share basis, basic and diluted income applicable to common stockholders for the second quarter of fiscal 2007 were each $0.18. Basic and diluted earnings per share for the second quarter of 2006 were each $0.31.
     Year-to-Date Fiscal 2007 Compared to Year-to-Date Fiscal 2006
     The following table sets forth our results of operations for the first six months of fiscal 2007 and the first six months of fiscal 2006.

	Period		Period
	from		from
	December 31, 2006	% of	January 1, 2006	% of
	to	Net	to	Net
	June 30, 2007	Sales	July 1, 2006	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$2,039,104	100.0%	$2,755,556	100.0%
Gross profit	222,993	10.9%	266,395	9.7%
Selling, general & administrative	181,814	8.9%	195,389	7.1%
Depreciation and amortization	10,734	0.5%	10,106	0.4%

Operating income	30,445	1.5%	60,900	2.2%
Interest expense	22,404	1.1%	23,459	0.9%
Charges associated with mortgage refinancing	—	0.0%	4,864	0.2%
Other (income) expense, net	(608)	0.0%	12	0.0%

Income before provision for income taxes	8,649	0.4%	32,565	1.2%
Income tax provision	3,404	0.2%	13,160	0.5%

Net income	$5,245	0.3%	$19,405	0.7%

     Net Sales. For the first six months of fiscal 2007, net sales decreased by 26.0%, or $0.7 billion, to $2.0 billion. Sales during this period were negatively impacted by a 26.0% decline in housing starts. New home construction represents approximately 50% of our end-use markets; our other end-use markets also declined. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $227 million or 19.2% compared to the first six months of fiscal 2006, reflecting a 18.0% decline in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $495 million, or 30.7% from a year ago, primarily as a result of a decrease in unit volume of 19.9%. A 10.8% decline in structural product prices also contributed to the overall decline in our structural sales.
     Gross Profit. Gross profit for the first six months of fiscal 2007 was $223 million, or 10.9% of sales, compared to $266 million, or 9.7% of sales, in the prior year period. The decrease in gross profit dollars compared to the first six months of fiscal 2006 was driven primarily by lower unit volume associated with a slowdown in the housing market. Gross margin increased by 120 basis points to 10.9%, reflecting effective management of structural product inventory and an increased mix of higher margin specialty products.
     Selling, general, and administrative. Operating expenses for the first six months of fiscal 2007 were $182 million, or 8.9% of net sales, compared to $195 million, or 7.1% of net sales, during the first six months of fiscal 2006. The decline primarily reflects decreases in variable compensation, lower payroll related to headcount reductions, and other fixed components not directly related to headcount reductions.
     Depreciation and Amortization. Depreciation and amortization expense totaled $10.7 million for the first six months of fiscal 2007, compared with $10.1 million for the first six months of fiscal 2006.
     Operating Income. Operating income for the first six months of fiscal 2007 was $30.4 million, or 1.5% of sales, versus $60.9 million, or 2.2% of sales, in the first six months of fiscal 2006. The 50% decline in operating income was largely driven by the housing-related drop in demand and lower wood-based structural prices.
     Interest Expense, net. Interest expense totaled $22.4 million, down $1.1 million from the prior year reflecting lower debt levels. Interest expense related to our revolving credit facility and new mortgage was $11.6 million and $9.6 million, respectively, during this period. Interest expense totaled $23.5 million for the first six months of fiscal 2006. Interest expense related to our revolving credit facility, old mortgage and new mortgage was $15.9 million, $5.0 million and $1.2 million, respectively, for this period. In addition, interest expense included $1.2 million and $1.4 million of debt issue cost amortization for the first six months of fiscal 2007 and for the first six months of fiscal 2006, respectively.
     Additionally, the second quarter of fiscal 2006 included charges of $4.9 million associated with the mortgage refinancing, which includes the write-off of unamortized debt financing costs of $3.2 million.
     Provision for Income Taxes. The effective tax rate was 39.4% and 40.4% for the first six months of fiscal 2007 and the first six months of fiscal 2006, respectively. The decrease in the effective tax rate resulted from the greater impact of various tax credits due to lower income for the first six months of fiscal 2007.
     Net Income. Net income for the first six months of fiscal 2007 was $5.2 million compared to net income of $19.4 million for the first six months of fiscal 2006.
     On a per-share basis, basic and diluted income applicable to common stockholders for the first six months of fiscal 2007 were each $0.17. Basic and diluted earnings per share for the first six months of 2006 were $0.64 and $0.63, respectively.
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
     The following tables indicate our working capital and cash flows for the periods indicated.

	June 30,	December 30,
	2007	2006
	(Dollars in thousands)
	(Unaudited)
Working capital	$524,948	$520,237

		Period from
	Period from	January 1,
	December 31,	2006 to
	2006 to	July 1,
	June 30, 2007	2006
	(Dollars in thousands)
	(Unaudited)
Cash flows used for operating activities	$(64,372)	$(113,437)
Cash flows used for investing activities	(8,941)	(2,453)
Cash flows provided by financing activities	$71,027	$118,716
     Working Capital
     Working capital increased by $4.7 million to $525 million at June 30, 2007, primarily as a result of increases in accounts receivable and inventories of $98.2 million and $59.5 million, respectively, as well as a decrease in bank overdrafts of $15.7 million. These changes were partially offset by an increase in accounts payable and current maturities of long-term debt of $64.5 million and $94.1 million, respectively, as well as a decrease in other current assets of $5.0 million. Additionally, cash decreased from $27.0 million on December 30, 2006 to $24.8 million at June 30, 2007. The $24.8 million of cash on our balance sheet at June 30, 2007 primarily reflects customer remittances received in our lock boxes on Friday and Saturday that are not available until Monday, which is part of the following fiscal period.
     Operating Activities
     During the first six months of fiscal 2007 and fiscal 2006, cash flows used in operating activities totaled $64.4 million and $113 million, respectively. The decrease of $49.1 million in cash flows used in operating activities was primarily the result of a lower use of cash related to changes in working capital of $84.4 million for the first six months of fiscal 2007 compared to $148 million for the first six months of fiscal 2006. This decreased use of cash was offset by a $17.4 million decline in net income, as adjusted, from $35.3 million to $17.9 million. Adjustments included depreciation and amortization, debt issue cost amortization, charges associated with mortgage refinancing, deferred income tax benefit and stock-based compensation.
     Investing Activities
     During the first six months of fiscal 2007 and fiscal 2006, cash flows used in investing activities totaled $8.9 million and $2.5 million, respectively.
     During the first six months of fiscal 2007 and fiscal 2006, our expenditures for property and equipment were $10.0 million and $2.8 million, respectively. The increase in cash used in investing activities was primarily for programs designed to improve and fine tune our capabilities in inventory management and forecasting, in financial budgeting and reporting, in order tracking and visibility and in product marketing.
     Proceeds from the sale of property and equipment totaled $1.1 million and $0.3 million for the first six months of fiscal 2007 and fiscal 2006, respectively.

     Financing Activities
     Net cash provided by financing activities was $71.0 million during the first six months of fiscal 2007 compared to $119 million during the first six months of fiscal 2006. The $47.7 million decrease in cash provided by financing activities was primarily driven by the proceeds from the new mortgage of $295 million. This decrease was partially offset by the retirement of the old mortgage and an increase in the revolving credit facility in the amount of $165 million and $88.6 million, respectively.
     We paid dividends to our common stockholders in the aggregate amount of $7.8 million and $7.7 million in the first six months of fiscal 2007 and the first six months of fiscal 2006, respectively.
     Debt and Credit Sources
     On May 7, 2004, our operating subsidiary entered into a revolving credit facility. As of June 30, 2007, advances outstanding under the revolving credit facility were approximately $332 million. Borrowing availability was approximately $306 million and outstanding letters of credit on this facility were approximately $10.4 million. As of June 30, 2007, the interest rate on outstanding balances under the revolving credit facility was 7.44%. For the second quarter and first six months of fiscal 2007, interest expense related to the revolving credit facility was $6.5 million and $11.6 million, respectively. For the second quarter and first six months of fiscal 2006, interest expense related to the revolving credit facility was $8.2 million and $15.9 million, respectively.
     On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 57 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wachovia Bank, National Association.
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
     We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge will be reflected in the current period earnings. For the first six months of fiscal 2007, we recognized $0.2 million of expense related to the ineffective portion of the hedge.
     At June 30, 2007, the fair value of the interest rate swap was a liability of $0.6 million and was included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheet. The fair value of the interest rate swap liability decreased by $1.9 million from December 30, 2006, due to changes in 30-day LIBOR rates. Accumulated other comprehensive income at June 30, 2007 included the net loss on the cash flow hedge (net of tax) of $0.3 million, which reflects the cumulative amount of comprehensive loss recognized in connection with the change in fair value of the swap.
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
Allowance for Doubtful Accounts and Related Reserves
     We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At June 30, 2007 and December 30, 2006 these allowances totaled $9.7 million and $7.7 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for each of the reported periods.
     Stock-Based Compensation
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
     Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of June 30, 2007, there was $5.0 million, $3.3 million, $2.3 million and $1.7 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 3.5 years, 2.6 years, 2.5 years, and 2.5 years, respectively. For the second quarter of fiscal 2007 and for the first six months of fiscal 2007, our total stock-based compensation expense was $1.4 million and $2.2 million, respectively. We also recognized related income tax benefits of $0.5 million and $0.9 million for the second quarter of fiscal 2007 and for the first six months of fiscal 2007, respectively.
     For the second quarter of fiscal 2006 and for the first six months of fiscal 2006, our total stock-based compensation expense was $0.7 million and $1.2 million, respectively. We also recognized related income tax benefits of $0.3 million and $0.5 million for the second quarter of fiscal 2006 and for the first six months of fiscal 2006, respectively.
     Inventories
     Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. The market value of our inventory exceeded its cost at June 30, 2007 and December 30, 2006.
     Additionally, we maintain a reserve for the estimated value of impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past six months or has turn days in excess of 365 days. At June 30, 2007 and December 30, 2006, our damaged and inactive inventory reserves totaled $5.8 million and $5.1 million, respectively. Adjustments to earnings resulting from revisions to inactive estimates have been insignificant.
     Consideration Received from Vendors and Paid to Customers
     Each year, we enter into agreements with many of our vendors providing for purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At June 30, 2007, the vendor rebate receivable and customer rebate payable totaled $7.3 million and $9.7 million, respectively. At December 30, 2006, these balances totaled $10.1 million and $14.0 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for each of the reported periods.
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
     Income Taxes
     We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a discussion of whether to file or not to file a return in a particular jurisdiction). The cumulative effect, if any, of applying FIN 48 is to be reported as adjustment to the opening balance of retained earnings in the year of adoption. Adoption of FIN 48 on January 1, 2007 did not have a material effect on our consolidated financial position or results of operations.

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
     Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. An increase of 100 basis points in market interest rates would increase our annual interest expense by approximately $1.3 million. A decrease of 100 basis points in market interest rates would decrease our annual interest expense by approximately $1.8 million.
     ITEM 4. CONTROLS AND PROCEDURES
     Our management performed an evaluation, as of the end of the period covered by this report on Form 10-Q, under the supervision of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
     During the quarter ended June 30, 2007, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

     ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the SEC.
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 30, 2007 we held our annual meeting of stockholders, at which time our stockholders voted on (1) the election of ten directors to serve on the our board of directors for a one-year term that will expire at the annual meeting of shareholders in 2008 or until their successors are duly elected and qualified, and (2) ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm. Proxies were solicited for the annual meeting pursuant to Regulation 14A of the Exchange Act. A total of 28,496,035 shares of our common stock were represented by proxy at the meeting, representing 91.2% of the shares eligible to vote. The results of the voting are set forth below.
1.	Election of directors to serve on our board of directors:

Name	Votes For	Votes Withheld
Jeffrey J. Fenton	25,210,082	3,285,953
Richard S. Grant	28,073,263	422,772
Stephen E. Macadam	25,416,552	3,079,483
Richard B. Marchese	28,073,663	422,372
Steven F. Mayer	25,407,912	3,088,123
Charles H. McElrea	25,403,727	3,092,308
Alan H. Schumacher	28,073,563	422,472
Mark A. Suwyn	25,210,200	3,285,835
Lenard B. Tessler	25,387,359	3,108,676
Robert G. Warden	25,387,418	3,108,617
2.	Ratification of appointment of Ernst & Young LLP as our independent registered public accounting firm:

Votes For	Votes Against	Abstain
28,442,358	39,830	13,847
ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc. (Registrant)

Date: August 9, 2007	/s/ Lynn A. Wentworth Lynn A. Wentworth
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