Form 10-Q
period 2007-09-29
BlueLinx Holdings Inc.
filed 2007-11-07
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2007 there were 31,252,894 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended September 29, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Third Quarter
	Period from	Period from
	July 1, 2007	July 2, 2006
	to	to
	September 29, 2007	September 30, 2006
Net sales	$1,015,888	$1,203,578
Cost of sales	913,078	1,082,672

Gross profit	102,810	120,906

Operating expenses:
Selling, general, and administrative	84,826	99,615
Depreciation and amortization	5,106	5,217

Total operating expenses	89,932	104,832

Operating income	12,878	16,074
Non-operating expenses:
Interest expense	11,352	12,046
Other expense (income), net	7	(29)

Income before provision for income taxes	1,519	4,057
Provision for income taxes	629	1,765

Net income	$890	$2,292

Basic weighted average number of common shares outstanding	30,853	30,662

Basic net income per share applicable to common stock	$0.03	$0.07

Diluted weighted average number of common shares outstanding	30,951	30,782

Diluted net income per share applicable to common stock	$0.03	$0.07

Dividends declared per share of common stock	$0.125	$0.125

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	Period from	Period from
	December 31, 2006	January 1, 2006
	to	to
	September 29, 2007	September 30, 2006
Net sales	$3,054,992	$3,959,134
Cost of sales	2,729,189	3,571,833

Gross profit	325,803	387,301

Operating expenses:
Selling, general, and administrative	266,640	295,004
Depreciation and amortization	15,840	15,323

Total operating expenses	282,480	310,327

Operating income	43,323	76,974
Non-operating expenses:
Interest expense	33,756	35,505
Charges associated with mortgage refinancing	—	4,864
Other income, net	(601)	(17)

Income before provision for income taxes	10,168	36,622
Provision for income taxes	4,033	14,925

Net income	$6,135	$21,697

Basic weighted average number of common shares outstanding	30,834	30,576

Basic net income per share applicable to common stock	$0.20	$0.71

Diluted weighted average number of common shares outstanding	30,947	30,762

Diluted net income per share applicable to common stock	$0.20	$0.71

Dividends declared per share of common stock	$0.375	$0.375

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 29, 2007	December 30, 2006
	(unaudited)
Assets:
Current assets:
Cash	$25,000	$27,042
Receivables, net	371,222	307,543
Inventories, net	424,522	410,686
Deferred income taxes	9,429	9,024
Other current assets	42,333	44,948

Total current assets	872,506	799,243

Property, plant, and equipment:
Land and land improvements	57,141	56,985
Buildings	97,156	95,814
Machinery and equipment	66,462	61,955
Construction in progress	5,485	2,025

Property, plant, and equipment, at cost	226,244	216,779
Accumulated depreciation	(50,470)	(38,530)

Property, plant, and equipment, net	175,774	178,249
Other non-current assets	24,982	26,870

Total assets	$1,073,262	$1,004,362

Liabilities:
Current liabilities:
Accounts payable	$224,787	$195,815
Bank overdrafts	37,346	50,241
Accrued compensation	10,905	8,574
Current maturities of long-term debt	100,147	9,743
Other current liabilities	16,113	14,633

Total current liabilities	389,298	279,006

Non-current liabilities:
Long-term debt	480,853	522,719
Deferred income taxes	516	1,101
Other long-term liabilities	14,468	12,137

Total liabilities	885,135	814,963

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 31,244,577 and 30,909,630 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively	312	309
Additional paid-in-capital	141,394	138,066
Accumulated other comprehensive income	1,363	412
Retained earnings	45,058	50,612

Total shareholders’ equity	188,127	189,399

Total liabilities and shareholders’ equity	$1,073,262	$1,004,362

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	Period	Period
	from December 31,	from January 1,
	2006 to	2006 to
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$6,135	$21,697
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	15,840	15,323
Amortization of debt issue costs	1,823	2,018
Charges associated with mortgage refinancing	—	4,864
Deferred income tax benefit	(1,135)	(1,876)
Share-based compensation expense	3,061	2,209
Gain from insurance settlement	(1,698)	—
Excess tax benefits from share-based compensation arrangements	(41)	(882)
Changes in assets and liabilities:
Receivables	(63,679)	(33,396)
Inventories	(13,836)	5,961
Accounts payable	28,972	(74,959)
Changes in other working capital	5,238	(2,486)
Other	415	(2,237)

Net cash used in operating activities	(18,905)	(63,764)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(9,353)
Property, plant and equipment investments	(11,943)	(7,267)
Proceeds from disposition of assets	4,335	465

Net cash used in investing activities	(7,608)	(16,155)

Cash flows from financing activities:
Proceeds from stock options exercised	442	1,744
Excess tax benefits from share-based compensation arrangements	41	882
Net increase (decrease) in revolving credit facility	48,538	(38,342)
Proceeds from new mortgage	—	295,000
Debt financing costs	—	(6,668)
Retirement of old mortgage	—	(165,000)
Prepayment fees with old mortgage	—	(2,475)
Increase (decrease) in bank overdrafts	(12,895)	6,177
Common stock dividends paid	(11,689)	(11,537)
Other	34	—

Net cash provided by financing activities	24,471	79,781

Decrease in cash	(2,042)	(138)
Balance, beginning of period	27,042	24,320

Balance, end of period	$25,000	$24,182

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
     We are a leading distributor of building products in North America. We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of more than 70 warehouses.
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

	Third Quarter		Nine Months Ended
			Period from
	Period from	Period from	December 31, 2006	Period from
	July 1, 2007 to	July 2, 2006 to	to September 29,	January 1, 2006 to
	September 29, 2007	September 30, 2006	2007	September 30, 2006

Basic weighted average shares outstanding	30,852,572	30,662,219	30,833,801	30,576,248
Dilutive effect of stock-based awards	98,829	120,054	113,045	185,351

Diluted weighted average shares outstanding	30,951,401	30,782,273	30,946,846	30,761,599
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
     On August 6, 2007, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend was paid on September 28, 2007, to shareholders of record as of September 14, 2007. Cerberus received a dividend of approximately $2.3 million as a result of its ownership of 18,100,000 shares of our common stock as of the record date.
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
     Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of September 29, 2007, there was $4.4 million, $2.8 million, $0.5 million and $1.0 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 3.3 years, 2.6 years, 2.3 years, and 2.4 years, respectively. For the third quarter of fiscal 2007 and for the first nine months of fiscal 2007, our total stock-based compensation expense was $0.8 million and $3.1 million, respectively. We also recognized related income tax benefits of $0.3 million and $1.2 million for the third quarter of fiscal 2007 and for the first nine months of fiscal 2007, respectively.
     For the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, our total stock-based compensation expense was $1.0 million and $2.2 million, respectively. We also recognized related income tax benefits of $0.4 million and $0.9 million for the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, respectively.
     The total fair value of the options vested for the first nine months of fiscal 2007 was $1.6 million. For the first nine months of fiscal 2006, the total fair value of the options vested was $1.2 million.
     Cash proceeds from the exercise of stock options totaled $0.4 million and $1.7 million for the first nine months of fiscal 2007 and for the first nine months of fiscal 2006, respectively. In addition, SFAS No. 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow upon adoption. We included $0.04 million and $0.9 million of excess tax benefits in cash flows from financing activities for the first nine months of fiscal 2007 and for the first nine months of fiscal 2006, respectively.
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first nine months of fiscal 2007:

	Period from December 31, 2006 to September 29, 2007
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
All options granted during the first nine months of fiscal 2007 occurred in the first quarter.
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the third quarter of fiscal 2006:

Period from
July 2, 2006 to
September 30,
2006
Time-Based
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
     The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first nine months of fiscal 2006:

	Period from January 1, 2006 to September 30, 2006
	Time-Based		Time-Based		Performance-Based
	Options*		Options**		Options***
Risk free interest rate		4.36%		4.72%		4.60%
Expected dividend yield		4.43%		3.85%		3.19%
Expected life	7	years	7	years	1	year
Expected volatility		50%		50%		50%
Weighted average fair value		$3.69		$5.11		$11.47

*	Exercise price exceeded market price at date of grant.

**	Exercise price equaled market price at date of grant.

***	Exercise price is less than the market price at date of grant.
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
     The range of risk-free rates used for the first nine months of fiscal 2007 and for the first nine months of fiscal 2006 was from 4.78% to 5.10% and 4.34% to 5.05%, respectively. These rates were based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.
     Performance-based options are those options that only vest upon achievement of certain financial targets established by the Board of Directors, or a committee thereof. On February 14, 2007, the Board of Directors set the financial target for performance-based options subject to vesting criteria in 2007.
     Additional information related to our existing employee stock options for the period from December 31, 2006 to September 29, 2007, excluding performance-based options totaling 62,475 for which the financial targets have not been set, follows:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding at December 30, 2006	1,717,531	$11.47
Options granted	160,375	8.58
Options exercised	(117,213)	3.75
Options forfeited	(17,207)	3.75
Options outstanding at September 29, 2007	1,743,486	11.80
Options exercisable at September 29, 2007	438,070	$10.18

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Price Range	Options	Price	(in Years)	Options	Price
$3.75	248,469	$3.75	0.68	138,369	$3.75
$10.29 – $15.10	1,495,017	13.13	8.38	299,701	13.16

	1,743,486			438,070

     The following table summarizes the activity for our performance shares, restricted stock and restricted stock units during the first nine months of fiscal 2007:

	Performance Shares		Restricted Stock		Restricted Stock Units
		Weighted		Weighted		Weighted
	Number of	Average Fair	Number of	Average Fair	Number of	Average Fair
	Awards	Value	Awards	Value	Awards	Value
Outstanding at December 30, 2006	—	$—	147,412	$13.99	119,250	$13.95
Granted	245,025	10.46	218,063	10.50	97,625	11.02
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	(17,350)	13.34

Outstanding at September 29, 2007	245,025	$10.46	365,475	$11.92	199,525	$12.55

     The fair value of the restricted stock units will be marked-to-market each reporting period through the date of settlement. On September 29, 2007, the fair value of these awards was based on the closing price of our common stock of $7.04.
     At September 29, 2007, the aggregate intrinsic value of stock-based awards outstanding and options exercisable was $5.2 million and $0.5 million, respectively (the intrinsic value of a stock-based award is the amount by which the market value of the underlying award exceeds the exercise price of the award). The intrinsic value of stock options exercised during the first nine months of fiscal 2007 was $0.8 million. For the first nine months of fiscal 2006, the intrinsic value of stock options exercised was $5.0 million.
3. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a discussion of whether to file or not to file a return in a particular jurisdiction). The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption of FIN 48 on January 1, 2007 did not have a material effect on our consolidated financial position or results of operations.
4. Comprehensive Income
     The calculation of comprehensive income is as follows (in thousands):

	Third Quarter
	Period from	Period from
	July 1, 2007	July 2, 2006
	to	to
	September 29, 2007	September 30, 2006
Net income	$890	$2,292
Other comprehensive income:
Foreign currency translation, net of taxes	866	(6)
Unrealized loss from cash flow hedge, net of taxes	(2,040)	(2,112)

Comprehensive income (loss)	$(284)	$174

	Nine Months Ended
	Period from	Period from
	December 31, 2006	January 1, 2006
	to	to
	September 29, 2007	September 30, 2006
Net income	$6,135	$21,697
Other comprehensive income:
Foreign currency translation, net of taxes	1,779	331
Unrealized loss from cash flow hedge, net of taxes	(756)	(1,715)
Unrealized loss from adoption of FIN 48, net of taxes	(72)	—

Comprehensive income	$7,086	$20,313

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
     Net periodic pension cost for our pension plans included the following:

	Third Quarter
	Period from July 1,	Period from July 2, 2006
	2007 to September 29, 2007	to September 30, 2006
	(In thousands)
Service cost	$626	$672
Interest cost on projected benefit obligation	1,054	1,011
Expected return on plan assets	(1,356)	(1,300)
Amortization of unrecognized prior service cost	1	1

Net periodic pension cost	$325	$384

	Nine Months Ended
	Period from December 31,	Period from January 1, 2006
	2006 to September 29, 2007	to September 30, 2006
	(In thousands)
Service cost	$1,879	$2,016
Interest cost on projected benefit obligation	3,162	3,033
Expected return on plan assets	(4,068)	(3,900)
Amortization of unrecognized prior service cost	2	3

Net periodic pension cost	$975	$1,152

6. Revolving Credit Facility
     As of September 29, 2007, we had outstanding borrowings of $286 million and excess availability of $278 million under the terms of our revolving credit facility. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $186 million as long-term debt. The revolving credit facility contains customary negative covenants and restrictions for asset based loans, with which we are in compliance.
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
     We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge will be reflected in the current period earnings. For the first nine months of fiscal 2007, we recognized $0.2 million of expense related to the ineffective portion of the hedge.
     At September 29, 2007, the fair value of the interest rate swap was a liability of $3.9 million and was included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheet. Accumulated other comprehensive income at September 29, 2007 included the net loss on the cash flow hedge (net of tax) of $0.8 million, which reflects the cumulative amount of comprehensive loss in connection with the change in fair value of the swap.

     As of September 29, 2007, we had outstanding letters of credit totaling $10.5 million, primarily for the purposes of securing collateral requirements under casualty insurance programs for us and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.
7. Mortgage
     On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of us entered into a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 57 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wachovia Bank, National Association.
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
8. Related Party Transactions
     Cerberus Capital Management, L.P., our equity sponsor, retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We believe that the terms of these consulting arrangements are favorable to us, or, alternatively, are materially consistent with those terms that would have been obtained by us in an arrangement with an unaffiliated third party. We have normal service, purchase and sales arrangements with other entities that are owned or controlled by Cerberus. We believe that these transactions are at arms’ length terms and are not material to our results of operations or financial position.
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
     Collective Bargaining Agreements
     As of September 29, 2007, approximately 31% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 8% of our work force will expire within one year.

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
     Hurricane Katrina
     Hurricane Katrina caused significant damage at our distribution center in New Orleans, Louisiana. The facility ceased operations prior to the arrival of the storm on August 29, 2005. There was approximately $2.4 million in inventory located at the facility that has been declared a total loss by our insurer. Damage to the building and furniture, fixtures and equipment exceeded $2.0 million. The total loss recognized related to the damage was $250,000, which is the amount of our insurance deductible. We recognized this loss in fiscal 2005. The facility has reopened and is operating at full capacity.
     On July 11, 2007, we agreed with our insurer to a settlement of our outstanding insurance claims related to damage to our New Orleans distribution center and its inventory caused by Hurricane Katrina. We recognized a gain of $1.7 million during the quarter which represented the net effect of the receipt of insurance proceeds.
11. Subsequent Events
     On October 31, 2007 our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend will be paid on December 28, 2007 to stockholders of record as of December 14, 2007.
12. Unaudited Supplemental Condensed Consolidating Financial Statements
     The unaudited condensed consolidating financial information as of September 29, 2007 and December 30, 2006 and for the periods from July 1, 2007 to September 29, 2007 and July 2, 2006 to September 30, 2006 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our wholly-owned operating subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 30, 2006, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are sixty-one single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. Certain of the warehouse properties collateralize a mortgage loan and none of the properties are available to satisfy the debts and other obligations of either BlueLinx Corporation or us.

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from July 1, 2007 to September 29, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,015,888	$7,518	$(7,518)	$1,015,888
Cost of sales	—	913,078	—	—	913,078

Gross profit	—	102,810	7,518	(7,518)	102,810

Operating expenses:
Selling, general and administrative	241	91,983	120	(7,518)	84,826
Depreciation and amortization	—	4,044	1,062	—	5,106

Total operating expenses	241	96,027	1,182	(7,518)	89,932

Operating income (loss)	(241)	6,783	6,336	—	12,878
Non-operating expenses:
Interest expense	—	6,460	4,892	—	11,352
Other expense (income), net	—	25	(18)	—	7

Income before provision for (benefit from) income taxes	(241)	298	1,462	—	1,519
Provision for (benefit from) income taxes	(94)	153	570	—	629
Equity in income (loss) of subsidiaries	1,037	—	—	(1,037)	—

Net income (loss)	$890	$145	$892	$(1,037)	$890

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from July 2, 2006 to September 30, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,203,578	$7,598	$(7,598)	$1,203,578
Cost of sales	—	1,082,672	—	—	1,082,672

Gross profit	—	120,906	7,598	(7,598)	120,906

Operating expenses:
Selling, general and administrative	332	106,679	202	(7,598)	99,615
Depreciation and amortization	—	4,159	1,058	—	5,217

Total operating expenses	332	110,838	1,260	(7,598)	104,832

Operating income (loss)	(332)	10,068	6,338	—	16,074
Non-operating expenses:
Interest expense	—	7,064	4,982	—	12,046
Other expense (income), net	—	(12)	(17)	—	(29)

Income before provision for (benefit from) income taxes	(332)	3,016	1,373	—	4,057
Provision for (benefit from) income taxes	(129)	1,359	535	—	1,765
Equity in income (loss) of subsidiaries	2,495	—	—	(2,495)	—

Net income (loss)	$2,292	$1,657	$838	$(2,495)	$2,292

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 31, 2006 to September 29, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,054,992	$22,554	$(22,554)	$3,054,992
Cost of sales	—	2,729,189	—	—	2,729,189

Gross profit	—	325,803	22,554	(22,554)	325,803

Operating expenses:
Selling, general and administrative	957	287,874	363	(22,554)	266,640
Depreciation and amortization	—	12,662	3,178	—	15,840

Total operating expenses	957	300,536	3,541	(22,554)	282,480

Operating income (loss)	(957)	25,267	19,013	—	43,323
Non-operating expenses:
Interest expense	—	19,080	14,676	—	33,756
Other expense (income), net	—	(342)	(259)	—	(601)

Income before provision for (benefit from) income taxes	(957)	6,529	4,596	—	10,168
Provision for (benefit from) income taxes	(373)	2,614	1,792	—	4,033
Equity in income (loss) of subsidiaries	6,719	—	—	(6,719)	—

Net income (loss)	$6,135	$3,915	$2,804	$(6,719)	$6,135

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 1, 2006 to September 30, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,959,134	$18,053	$(18,053)	$3,959,134
Cost of sales	—	3,571,833	—	—	3,571,833

Gross profit	—	387,301	18,053	(18,053)	387,301

Operating expenses:
Selling, general and administrative	1,139	311,197	721	(18,053)	295,004
Depreciation and amortization	—	12,149	3,174	—	15,323

Total operating expenses	1,139	323,346	3,895	(18,053)	310,327

Operating income (loss)	(1,139)	63,955	14,158	—	76,974
Non-operating expenses:
Interest expense	—	23,730	11,775	—	35,505
Charges associated with new mortgage	—	—	4,864	—	4,864
Other expense (income), net	—	68	(85)	—	(17)

Income before provision for (benefit from) income taxes	(1,139)	40,157	(2,396)	—	36,622
Provision for (benefit from) income taxes	(444)	16,303	(934)	—	14,925
Equity in income (loss) of subsidiaries	22,392	—	—	(22,392)	—

Net income (loss)	$21,697	$23,854	$(1,462)	$(22,392)	$21,697

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of September 29, 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$3	$24,942	$55	$—	$25,000
Receivables	—	371,222	—	—	371,222
Inventories	—	424,522	—	—	424,522
Deferred income taxes	—	9,450	—	(21)	9,429
Other current assets	399	44,440	—	(2,506)	42,333
Intercompany receivable	3,004	—	—	(3,004)	—

Total current assets	3,406	874,576	55	(5,531)	872,506

Property, plant and equipment:
Land and land improvements	—	2,845	54,296	—	57,141
Buildings	—	7,395	89,761	—	97,156
Machinery and equipment	—	66,462	—	—	66,462
Construction in progress	—	5,485	—	—	5,485

Property, plant and equipment, at cost	—	82,187	144,057	—	226,244
Accumulated depreciation	—	(36,062)	(14,408)	—	(50,470)

Property, plant and equipment, net	—	46,125	129,649	—	175,774
Investment in subsidiaries	184,762	—	—	(184,762)	—
Deferred income taxes	—	1,390	—	(1,390)	—
Other non-current assets	—	19,533	5,449	—	24,982

Total assets	$188,168	$941,624	$135,153	$(191,683)	$1,073,262

Liabilities:
Current liabilities:
Accounts payable	$20	$224,767	$—	$—	$224,787
Bank overdrafts	—	37,346	—	—	37,346
Accrued compensation	—	10,905	—	—	10,905
Current maturities of long-term debt	—	100,147	—	—	100,147
Deferred income taxes	21	—	—	(21)	—
Other current liabilities	—	14,265	1,848	—	16,113
Intercompany payable	—	2,631	2,879	(5,510)	—

Total current liabilities	41	390,061	4,727	(5,531)	389,298

Non-current liabilities:
Long-term debt	—	185,853	295,000	—	480,853
Deferred income taxes	—	—	1,906	(1,390)	516
Other long-term liabilities	—	14,468	—	—	14,468

Total liabilities	41	590,382	301,633	(6,921)	885,135

Shareholders’ Equity/Parent’s Investment	188,127	351,242	(166,480)	(184,762)	188,127

Total liabilities and equity	$188,168	$941,624	$135,153	$(191,683)	$1,073,262

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 30, 2006 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$2	$27,017	$23	$—	$27,042
Receivables	—	307,543	—	—	307,543
Inventories	—	410,686	—	—	410,686
Deferred income taxes	—	9,175	—	(151)	9,024
Other current assets	497	46,957	—	(2,506)	44,948
Intercompany receivable	764	—	—	(764)	—

Total current assets	1,263	801,378	23	(3,421)	799,243

Property, plant and equipment:
Land and land improvements	—	2,760	54,225	—	56,985
Buildings	—	6,467	89,347	—	95,814
Machinery and equipment	—	61,955	—	—	61,955
Construction in progress	—	2,025	—	—	2,025

Property, plant and equipment, at cost	—	73,207	143,572	—	216,779
Accumulated depreciation	—	(27,300)	(11,230)	—	(38,530)

Property, plant and equipment, net	—	45,907	132,342	—	178,249
Investment in subsidiaries	188,307	—	—	(188,307)	—
Deferred income taxes	—	1,430	—	(1,430)	—
Other non-current assets	—	20,916	5,954	—	26,870

Total assets	$189,570	$869,631	$138,319	$(193,158)	$1,004,362

Liabilities:
Current liabilities:
Accounts payable	$20	$195,795	$—	$—	$195,815
Bank overdrafts	—	50,241	—	—	50,241
Accrued compensation	—	8,574	—	—	8,574
Current maturities of long-term debt	—	9,743	—	—	9,743
Deferred income taxes	151	—	—	(151)	—
Other current liabilities	—	14,848	(215)	—	14,633
Intercompany payable	—	160	3,110	(3,270)	—

Total current liabilities	171	279,361	2,895	(3,421)	279,006

Non-current liabilities:
Long-term debt	—	227,719	295,000	—	522,719
Deferred income taxes	—	—	2,531	(1,430)	1,101
Other long-term liabilities	—	12,137	—	—	12,137

Total liabilities	171	519,217	300,426	(4,851)	814,963

Shareholders’ Equity/Parent’s Investment	189,399	350,414	(162,107)	(188,307)	189,399

Total liabilities and equity	$189,570	$869,631	$138,319	$(193,158)	$1,004,362

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 31, 2006 to September 29, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$6,135	$3,915	$2,804	$(6,719)	$6,135
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	—	12,662	3,178	—	15,840
Amortization of debt issue costs	—	1,355	468	—	1,823
Deferred income tax benefit	(130)	(380)	(625)	—	(1,135)
Share-based compensation expense	—	3,061	—	—	3,061
Gain from insurance settlement	—	(1,698)	—	—	(1,698)
Excess tax benefits from share-based compensation arrangements	—	(41)	—	—	(41)
Equity in earnings of subsidiaries	(6,719)	—	—	6,719	—
Changes in assets and liabilities:
Receivables	—	(63,679)	—	—	(63,679)
Inventories	—	(13,836)	—	—	(13,836)
Accounts payable	—	28,972	—	—	28,972
Changes in other working capital	98	3,077	2,063	—	5,238
Intercompany receivable	(2,240)	—	—	2,240	—
Intercompany payable	—	2,471	(231)	(2,240)	—
Other	—	448	(33)	—	415

Net cash provided by (used in) operating activities	(2,856)	(23,673)	7,624	—	(18,905)

Cash flows from investing activities:
Investment in subsidiaries	14,063	—	—	(14,063)	—
Property, plant and equipment investments	—	(11,494)	(449)	—	(11,943)
Proceeds from disposition of assets	—	4,335	—	—	4,335

Net cash provided by (used in) investing activities	14,063	(7,159)	(449)	14,063	(7,608)

Cash flows from financing activities:
Net transactions with Parent	—	(6,886)	(7,177)	14,063	—
Proceeds from stock options exercised	442	—	—	—	442
Excess tax benefits from share-based compensation arrangements	41	—	—	—	41
Net increase in revolving credit facility	—	48,538	—	—	48,538
Decrease in bank overdrafts	—	(12,895)	—	—	(12,895)
Common dividends paid	(11,689)	—	—	—	(11,689)
Other	—	—	34	—	34

Net cash provided by (used in) financing activities	(11,206)	28,757	(7,143)	14,063	24,471

Increase (decrease) in cash	1	(2,075)	32	—	(2,042)
Balance, beginning of period	2	27,017	23	—	27,042

Balance, end of period	$3	$24,942	$55	$—	$25,000

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 1, 2006 to September 30, 2006 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$21,697	$23,854	$(1,462)	$(22,392)	$21,697
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	12,150	3,173	—	15,323
Amortization of debt issue costs	—	1,441	577	—	2,018
Charges associated with mortgage refinancing	—	—	4,864	—	4,864
Deferred income tax benefit	(312)	(1,068)	(496)	—	(1,876)
Share-based compensation	48	2,161	—	—	2,209
Excess tax benefits from share-based compensation arrangements	—	(882)	—	—	(882)
Equity in earnings of subsidiaries	(22,392)	—	—	22,392	—
Changes in assets and liabilities:
Receivables	—	(33,396)	—	—	(33,396)
Inventories	—	5,961	—	—	5,961
Accounts payable	(5)	(75,043)	2,595	(2,506)	(74,959)
Changes in other working capital	782	(4,372)	(1,402)	2,506	(2,486)
Intercompany receivable	239	1,578	(2,510)	693	—
Intercompany payable	(1,578)	2,510	(239)	(693)	—
Other	—	(2,551)	314	—	(2,237)

Net cash provided by (used in) operating activities	(1,521)	(67,657)	5,414	—	(63,764)

Cash flows from investing activities:
Investment in subsidiaries	10,419	—	—	(10,419)	—
Acquisitions, net of cash acquired	—	(9,353)	—	—	(9,353)
Property, plant and equipment investments	—	(7,267)	—	—	(7,267)
Proceeds from sale of assets	—	465	—	—	465

Net cash provided by (used in) investing activities	10,419	(16,155)	—	(10,419)	(16,155)

Cash flows from financing activities:
Net transactions with Parent	—	116,236	(126,655)	10,419	—
Proceeds from stock options exercised	1,744	—	—	—	1,744
Excess tax benefits from share-based compensation arrangements	882	—	—	—	882
Net decrease in revolving credit facility	—	(38,342)	—	—	(38,342)
Proceeds from new mortgage	—	—	295,000	—	295,000
Debt financing costs	—	(400)	(6,268)	—	(6,668)
Retirement of old mortgage	—	—	(165,000)	—	(165,000)
Prepayment fees associated with old mortgage	—	—	(2,475)	—	(2,475)
Increase in bank overdrafts	—	6,177	—	—	6,177
Common dividends paid	(11,537)	—	—	—	(11,537)

Net cash provided by (used in) financing activities	(8,911)	83,671	(5,398)	10,419	79,781

Increase (decrease) in cash	(13)	(141)	16	—	(138)
Balance, beginning of period	13	24,307	—	—	24,320

Balance, end of period	$—	$24,166	$16	$—	$24,182

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our condensed consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the SEC and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:
•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

•	general economic and business conditions in the United States;

•	the activities of competitors;

•	changes in significant operating expenses;

•	changes in the availability of capital;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities;

•	variations in the performance of the financial markets, including the credit markets; and

•	the other factors described herein under “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the SEC.
     Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Overview
     Background
     We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 55% of our third quarter of fiscal 2007 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 45% of our third quarter of fiscal 2007 gross sales.
     Recent Developments
     On October 31, 2007, our Board of Directors declared a quarterly dividend of $0.125 per share on our common stock. The dividend is payable on December 28, 2007 to stockholders of record as of December 14, 2007.
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
     The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the third quarter of fiscal 2007, the third quarter of fiscal 2006, the first nine months of fiscal 2007, the first nine months of fiscal 2006, fiscal 2006 and fiscal 2005.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2007	Q3 2006	2007 YTD	2006 YTD	2006	2005
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products(1)	$571	$667	$1,689	$2,279	$2,788	$3,548
Specialty Products(1)	463	554	1,420	1,737	2,197	2,143
Unallocated Allowances and Adjustments	(18)	(17)	(54)	(57)	(86)	(69)

Total Sales	$1,016	$1,204	$3,055	$3,959	$4,899	$5,622

Sales Variances
Unit Volume $ Change	$(177)	$(176)	$(711)	$(166)	$(398)	$216
Price/Other(2)	(11)	(74)	(193)	(168)	(325)	(152)

Total $ Change	$(188)	$(250)	$(904)	$(334)	$(723)	$64

Unit Volume % Change	(14.5)%	(12.0)%	(17.7)%	(3.8)%	(7.0)%	3.9%
Price/Other(2)	(1.1)%	(5.2)%	(5.1)%	(4.0)%	(5.9)%	(2.8)%

Total % Change	(15.6)%	(17.2)%	(22.8)%	(7.8)%	(12.9)%	1.1%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural product instead of specialty product. Fiscal 2005 Sales by Category have been adjusted to reclassify sales of rebar/remesh from Specialty Products sales to Structural Products sales. This reclassification has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts.

     The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the third quarter of fiscal 2007, the third quarter of fiscal 2006, the first nine months of fiscal 2007, the first nine months of fiscal 2006, fiscal 2006 and fiscal 2005.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2007	Q3 2006	2007 YTD	2006 YTD	2006	2005
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by
Category
Structural Products(1)	$44	$47	$145	$158	$194	$246
Specialty Products(1)	64	77	197	245	308	284
Other (2)	(5)	(3)	(16)	(16)	(22)	(18)

Total Gross Margin $’s	$103	$121	$326	$387	$480	$512

Gross Margin %’s by Category
Structural Products	7.6%	7.0%	8.6%	6.9%	7.0%	6.9%
Specialty Products	13.8%	14.0%	13.9%	14.1%	14.0%	13.3%
Other (2)	NA	NA	NA	NA	NA	NA
Total Gross Margin %’s	10.1%	10.0%	10.7%	9.8%	9.8%	9.1%
Unit Volume Change by Product
Structural Products	(14.8)%	(17.0)%	(18.4)%	(9.9)%	(11.8)%	3.2%
Specialty Products	(14.2)%	(3.9)%	(16.8)%	6.5%	1.0%	5.1%
Total Unit Volume Change %’s	(14.5)%	(12.0)%	(17.7)%	(3.8)%	(7.0)%	3.9%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural product instead of specialty product. Fiscal 2005 Sales by Category have been adjusted to reclassify sales of rebar/remesh from Specialty Products sales to Structural Products sales. This reclassification has no impact on Total Sales.

(2)	Other includes unallocated allowances and discounts.
     The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the third quarter of fiscal 2007, the third quarter of fiscal 2006, the first nine months of fiscal 2007, the first nine months of fiscal 2006, fiscal 2006 and fiscal 2005.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2007	Q3 2006	2007 YTD	2006 YTD	2006	2005
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$731	$841	$2,196	$2,641	$3,326	$3,704
Direct	303	380	913	1,375	1,659	1,987
Unallocated Allowances and Adjustments	(18)	(17)	(54)	(57)	(86)	(69)

Total	$1,016	$1,204	$3,055	$3,959	$4,899	$5,622

Gross Margin by Channel
Warehouse/Reload	$91	$100	$288	$326	$407	$429
Direct	17	24	54	77	95	101
Unallocated Allowances and Adjustments	(5)	(3)	(16)	(16)	(22)	(18)

Total	$103	$121	$326	$387	$480	$512

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2007	Q3 2006	2007 YTD	2006 YTD	2006	2005
	(Dollars in millions)
	(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	12.4%	11.9%	13.1%	12.3%	12.2%	11.6%
Direct	5.6%	6.3%	5.9%	5.6%	5.7%	5.1%
Unallocated Allowances and Adjustments	(0.5)%	(0.2)%	(0.5)%	(0.4)%	(0.4)%	(0.3)%
Total	10.1%	10.0%	10.7%	9.8%	9.8%	9.1%

Fiscal Year
     Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal years 2006 and 2005 contain 52 weeks.
Results of Operations
     Third Quarter of Fiscal 2007 Compared to Third Quarter of Fiscal 2006
     The following table sets forth our results of operations for the third quarter of fiscal 2007 and third quarter of fiscal 2006.

	Period		Period
	from		from
	July 1, 2007	% of	July 2, 2006	% of
	to	Net	to	Net
	September 29, 2007	Sales	September 30, 2006	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,015,888	100.0%	$1,203,578	100.0%
Gross profit	102,810	10.1%	120,906	10.0%
Selling, general & administrative	84,826	8.3%	99,615	8.3%
Depreciation and amortization	5,106	0.5%	5,217	0.4%

Operating income	12,878	1.3%	16,074	1.3%
Interest expense	11,352	1.1%	12,046	1.0%
Other income, net	7	0.0%	(29)	0.0%

Income before provision for income taxes	1,519	0.1%	4,057	0.3%
Provision for income taxes	629	0.1%	1,765	0.1%

Net income	$890	0.1%	$2,292	0.2%

     Net Sales. For the third quarter of fiscal 2007, net sales decreased by 15.6%, or $0.2 billion, to $1.0 billion. Sales during the quarter were negatively impacted by a 24% decline in housing starts. We estimate that new home construction represents approximately 50% of our end-use markets. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $90.6 million or 16.4% compared to the third quarter of fiscal 2006, reflecting a 14.2% decline in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $95.3 million, or 14.3% from a year ago, primarily as a result of a decrease in unit volume of 14.8%.
     Gross Profit. Gross profit for the third quarter of fiscal 2007 was $103 million, or 10.1% of sales, compared to $121 million, or 10.0% of sales, in the prior year period. The decrease in gross profit dollars compared to the third quarter of fiscal 2006 was driven primarily by reduced unit volume associated with the ongoing slowdown in the residential housing market. Gross margin increased by 10 basis points to 10.1%
     Selling, general, and administrative. Operating expenses for the third quarter of fiscal 2007 were $84.8 million, or 8.3% of net sales, compared to $99.6 million, or 8.3% of net sales, during the third quarter of fiscal 2006. The decline primarily reflects lower payroll related to headcount reductions, and lower commissions and incentives. In addition, despite the overall decline in unit sales volume, our logistics and material handling costs remained flat as more of our product mix flowed through our warehouses and as our trucks delivered smaller quantities to more locations.
     Depreciation and Amortization. Depreciation and amortization expense totaled $5.1 million for the third quarter of fiscal 2007, compared with $5.2 million for the third quarter of fiscal 2006.
     Operating Income. Operating income for the third quarter of fiscal 2007 was $12.9 million, or 1.3% of sales, versus $16.1 million, or 1.3% of sales, in the third quarter of fiscal 2006, reflecting a decrease in gross profit, partially offset by improvements in operating expense.
     Interest Expense, net. Interest expense totaled $11.4 million for the third quarter of fiscal 2007, down $0.7 million from the prior year, reflecting lower debt levels. Interest expense related to our revolving credit facility and mortgage was $6.1 million and $4.7 million, respectively, during this period. Interest expense totaled $12.0 million for the third quarter of fiscal 2006. Interest expense related to our revolving credit facility and mortgage was $6.6 and $4.7 million, respectively, for this period. In addition, interest expense included $0.6 million and $0.7 million of debt issue cost amortization for the third quarter of fiscal 2007 and for the third quarter of fiscal 2006, respectively.
     Provision for Income Taxes. The effective tax rate was 41.4% and 43.5% for the third quarter of fiscal 2007 and the third quarter of fiscal 2006, respectively. The decrease in the effective tax rate resulted from the greater impact of various tax credits due to lower income in the third quarter of fiscal 2007.
     Net Income. Net income for the third quarter of fiscal 2007 was $0.9 million compared to net income of $2.3 million for the third quarter of fiscal 2006.
     On a per-share basis, basic and diluted loss applicable to common stockholders for the third quarter of fiscal 2007 were each $0.03. Basic and diluted earnings per share for the third quarter of 2006 were each $0.07.
     Year-to-Date Fiscal 2007 Compared to Year-to-Date Fiscal 2006
     The following table sets forth our results of operations for the first nine months of fiscal 2007 and the first nine months of fiscal 2006.

	Period		Period
	from		from
	December 31, 2006	% of	January 1, 2006	% of
	to	Net	to	Net
	September 29, 2007	Sales	September 30, 2006	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$3,054,992	100.0%	$3,959,134	100.0%
Gross profit	325,803	10.7%	387,301	9.8%
Selling, general & administrative	266,640	8.7%	295,004	7.5%
Depreciation and amortization	15,840	0.5%	15,323	0.4%

Operating income	43,323	1.4%	76,974	1.9%
Interest expense	33,756	1.1%	35,505	0.9%
Charges associated with mortgage refinancing	—	0.0%	4,864	0.1%
Other (income) expense, net	(601)	0.0%	(17)	0.0%

Income before provision for income taxes	10,168	0.3%	36,622	0.9%
Income tax provision	4,033	0.1%	14,925	0.4%

Net income	$6,135	0.2%	$21,697	0.5%

     Net Sales. For the first nine months of fiscal 2007, net sales decreased by 22.8%, or $0.9 billion, to $3.1 billion. Sales during this period were negatively impacted by a 25% decline in housing starts. We estimate that new home construction represents approximately 50% of our end-use markets. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $317 million or 18.2% compared to the first nine months of fiscal 2006, reflecting a 16.8% decline in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $590 million, or 25.9% from a year ago, primarily as a result of a decrease in unit volume of 18.4%.
     Gross Profit. Gross profit for the first nine months of fiscal 2007 was $326 million, or 10.7% of sales, compared to $387 million, or 9.8% of sales, in the prior year period. The decrease in gross profit dollars compared to the first nine months of fiscal 2006 was driven primarily by lower unit volume associated with a slowdown in the housing market. Gross margin increased by 90 basis points to 10.7%, reflecting effective management of structural product inventory.
     Selling, general, and administrative. Operating expenses for the first nine months of fiscal 2007 were $267 million, or 8.7% of net sales, compared to $295 million, or 7.5% of net sales, during the first nine months of fiscal 2006. The decline primarily reflects decreases in variable compensation and lower payroll related to headcount reductions.
     Depreciation and Amortization. Depreciation and amortization expense totaled $15.8 million for the first nine months of fiscal 2007, compared with $15.3 million for the first nine months of fiscal 2006.

     Operating Income. Operating income for the first nine months of fiscal 2007 was $43.3 million, or 1.4% of sales, versus $77.0 million, or 1.9% of sales, in the first nine months of fiscal 2006. The 44% decline in operating income was largely driven by the decrease in new housing starts and lower wood-based structural prices.
     Interest Expense, net. Interest expense totaled $33.8 million, down $1.7 million from the prior year reflecting lower debt levels. Interest expense related to our revolving credit facility and new mortgage was $17.8 million and $14.2 million, respectively, during this period. Interest expense totaled $35.5 million for the first nine months of fiscal 2006. Interest expense related to our revolving credit facility, old mortgage and new mortgage was $22.5 million, $5.0 million and $6.0 million, respectively, for this period. In addition, interest expense included $1.8 million and $2.0 million of debt issue cost amortization for the first nine months of fiscal 2007 and for the first nine months of fiscal 2006, respectively.
     Additionally, the second quarter of fiscal 2006 included charges of $4.9 million associated with the mortgage refinancing, which included the write-off of unamortized debt financing costs of $3.2 million.
     Provision for Income Taxes. The effective tax rate was 39.7% and 40.8% for the first nine months of fiscal 2007 and the first nine months of fiscal 2006, respectively. The decrease in the effective tax rate resulted from the greater impact of various tax credits due to lower income for the first nine months of fiscal 2007.
     Net Income. Net income for the first nine months of fiscal 2007 was $6.1 million compared to net income of $21.7 million for the first nine months of fiscal 2006.
     On a per-share basis, basic and diluted loss applicable to common stockholders for the first nine months of fiscal 2007 were each $0.20. Basic and diluted earnings per share for the first nine months of 2006 were each $0.71.
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
     The following tables indicate our working capital and cash flows for the periods indicated.

	September 29,	December 30,
	2007	2006
	(Dollars in thousands)
	(Unaudited)
Working capital	$483,208	$520,237

	Period from	Period from
	December 31,	January 1,
	2006 to	2006 to
	September 29,	September 30,
	2007	2006
	(Dollars in thousands)
	(Unaudited)
Cash flows used for operating activities	$(18,905)	$(63,764)
Cash flows used for investing activities	(7,608)	(16,155)
Cash flows provided by financing activities	$24,471	$79,781
     Working Capital
     Working capital decreased by $37.0 million to $483 million at September 29, 2007, primarily as a result of increases in accounts payable and current maturities of long-term debt of $29.0 million and $90.4 million, respectively. These changes were partially offset by an increase in accounts receivable and inventories of $63.7 million and $13.8 million, respectively. Additionally, cash decreased from $27.0 million on December 30, 2006 to $25.0 million at September 29, 2007. The $25.0 million of cash on our balance sheet at September 29, 2007 primarily reflects customer remittances received in our lock boxes on Friday and Saturday that are not available until Monday, which is part of the following fiscal period.
     Operating Activities
     During the first nine months of fiscal 2007 and fiscal 2006, cash flows used in operating activities totaled $18.9 million and $63.8 million, respectively. The decrease of $44.9 million in cash flows used in operating activities was primarily the result of a lower use of cash related to changes in working capital of $43.3 million for the first nine months of fiscal 2007 compared to $105 million for the first nine months of fiscal 2006. This decreased use of cash was offset by a $20.2 million decline in net income, as adjusted, from $44.2 million to $24.0 million. Adjustments included depreciation and amortization, debt issue cost amortization, charges associated with mortgage refinancing, deferred income tax benefit, stock-based compensation, and gain from insurance settlement.
     Investing Activities
     During the first nine months of fiscal 2007 and fiscal 2006, cash flows used in investing activities totaled $7.6 million and $16.2 million, respectively.
     During the first nine months of fiscal 2007 and fiscal 2006, our expenditures for property and equipment were $11.9 million and $7.3 million, respectively. The increase in cash used in investing activities was primarily for programs designed to improve and fine tune our capabilities in inventory management and forecasting, in financial budgeting and reporting, in order tracking and visibility and in product marketing.
     Proceeds from the disposition of property and equipment totaled $4.3 million and $0.5 million for the first nine months of fiscal 2007 and fiscal 2006, respectively. The $4.3 million for the first nine months of fiscal 2007 includes $2.9 million of insurance proceeds we received as settlement of our outstanding insurance claims related to damage to our New Orleans distribution center and its inventory caused by Hurricane Katrina.
     Financing Activities
     Net cash provided by financing activities was $24.5 million during the first nine months of fiscal 2007 compared to $79.8 million during the first nine months of fiscal 2006. The $55.3 million decrease in cash provided by financing activities was primarily driven by the proceeds from the new mortgage and a decrease in bank overdrafts of $295 million and $19.1 million, respectively. This decrease was partially offset by the retirement of the old mortgage and an increase in the revolving credit facility in the amount of $165 million and $86.9 million, respectively.
     We paid dividends to our common stockholders in the aggregate amount of $11.7 million and $11.5 million in the first nine months of fiscal 2007 and the first nine months of fiscal 2006, respectively.

     Debt and Credit Sources
     On May 7, 2004, our operating subsidiary entered into a revolving credit facility. As of September 29, 2007, advances outstanding under the revolving credit facility were approximately $286 million. Borrowing availability was approximately $278 million and outstanding letters of credit on this facility were approximately $10.5 million. As of September 29, 2007, the interest rate on outstanding balances under the revolving credit facility was 7.75%. For the third quarter and first nine months of fiscal 2007, interest expense related to the revolving credit facility was $6.1 million and $17.8 million, respectively. For the third quarter and first nine months of fiscal 2006, interest expense related to the revolving credit facility was $6.6 million and $22.5 million, respectively.
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
     We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge will be reflected in the current period earnings. For the first nine months of fiscal 2007, we recognized $0.2 million of expense related to the ineffective portion of the hedge.
     At September 29, 2007, the fair value of the interest rate swap was a liability of $3.9 million and was included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheet. Accumulated other comprehensive income at September 29, 2007 included the net loss on the cash flow hedge (net of tax) of $0.8 million, which reflects the cumulative amount of comprehensive loss recognized in connection with the change in fair value of the swap.
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
  Allowance for Doubtful Accounts and Related Reserves
     We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At September 29, 2007 and December 30, 2006 these allowances totaled $9.6 million and $7.7 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for each of the reported periods.
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
     Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of September 29, 2007, there was $4.4 million, $2.8 million, $0.5 million and $1.0 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 3.3 years, 2.6 years, 2.3 years, and 2.4 years, respectively. For the third quarter of fiscal 2007 and for the first nine months of fiscal 2007, our total stock-based compensation expense was $0.8 million and $3.1 million, respectively. We also recognized related income tax benefits of $0.3 million and $1.2 million for the third quarter of fiscal 2007 and for the first nine months of fiscal 2007, respectively.
     For the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, our total stock-based compensation expense was $1.0 million and $2.2 million, respectively. We also recognized related income tax benefits of $0.4 million and $0.9 million for the third quarter of fiscal 2006 and for the first nine months of fiscal 2006, respectively.

     Inventories
     Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At September 29, 2007, the lower of cost or market reserve totaled $0.1 million. The market value of our inventory exceeded its cost at December 30, 2006.
     Additionally, we maintain a reserve for the estimated value of impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past six months or has turn days in excess of 365 days. At September 29, 2007 and December 30, 2006, our damaged and inactive inventory reserves totaled $5.0 million and $5.1 million, respectively. Adjustments to earnings resulting from revisions to inactive estimates have been insignificant.
     Consideration Received from Vendors and Paid to Customers
     Each year, we enter into agreements with many of our vendors providing for purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates).   In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates).  At September 29, 2007, the vendor rebate receivable and customer rebate payable totaled $7.5 million and $11.6 million, respectively.  At December 30, 2006,  these balances totaled $10.1 million and $14.0 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for each of the reported periods.
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
     Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. An increase of 100 basis points in market interest rates would increase our annual interest expense by approximately $0.5 million. A decrease of 100 basis points in market interest rates would decrease our annual interest expense by approximately $1.4 million.
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
PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
     During the quarter ended September 29, 2007, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
     ITEM 1A. RISK FACTORS
     Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the SEC.
     In the past we have paid quarterly dividends on our common stock but we may change our dividend policy; the instruments governing our indebtedness contain various covenants that may limit our ability to pay dividends.
     In the past we have paid dividends on our common stock at the quarterly rate of $0.125 per share. Our board of directors may, in its discretion, modify or repeal our dividend policy. Future dividends, if any, with respect to shares of our common stock will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law, future prospects and other factors that our board of directors may deem relevant. Our management has indicated that it does not intend to recommend to our board of directors to declare dividends during the current housing industry downturn, and accordingly we do not expect to be paying dividends until there is a significant improvement in conditions in the housing industry.
     Our revolving credit facility limits distributions by our operating company to us, which, in turn, may limit our ability to pay dividends to holders of our common stock. See “Notes to Financial Statements — Note 8. Revolving Credit Facility” in our Annual Report on Form 10-K for the year ended December 30, 2006 for more information on limits on our ability to pay dividends.

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

BlueLinx Holdings Inc.

(Registrant)

Date: November 7, 2007	/s/ Lynn A. Wentworth Lynn A. Wentworth
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