Form 10-K
period 2007-12-29
BlueLinx Holdings Inc.
filed 2008-02-29
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2007 was $123,741,372, based on the closing price on the New York Stock Exchange of $10.49 per share on June 29, 2007.

As of February 25, 2008, the registrant had 31,801,712 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of BlueLinx Holdings Inc.’s definitive Proxy Statement for use in connection with its 2008 Annual Meeting of Stockholders, scheduled to be held on May 21, 2008, are incorporated by reference into Part III of this Report.

BLUELINX HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 29, 2007

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by us that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute;

•	general economic and business conditions in the United States;

•	the activities of competitors;

•	changes in significant operating expenses;

•	changes in the credit markets and to the availability of capital;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities;

•	variations in the performance of the financial markets; and

•	the other factors described herein under “Risk Factors.”

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

PART I

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us” and “our” refer to BlueLinx Holdings Inc. and its subsidiaries. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating company” when necessary. Reference to “fiscal 2007” refers to the 52-week period ended December 29, 2007. Reference to “fiscal 2006” refers to the 52-week period ended December 30, 2006. Reference to “fiscal 2005” refers to the 52-week period ended December 31, 2005.

ITEM 1.	BUSINESS.

Company Overview

BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation, is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of December 29, 2007, we distributed more than 10,000 products to approximately 11,500 customers through our network of more than 80 warehouses and third-party operated warehouses.

We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 54% and 56% of our fiscal 2007 and fiscal 2006 gross sales, include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Specialty products, which represented approximately 46% and 44% of our fiscal 2007 and fiscal 2006 gross sales, include roofing, insulation, specialty panels, moulding, engineered wood products, vinyl products (used primarily in siding), composite decking and metal products (excluding rebar and remesh).

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

History

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

Products and Services

As of December 29, 2007, we distributed more than 10,000 different structural and specialty products to approximately 11,500 customers nationwide. Our structural products are primarily used for structural support, walls, flooring and roofing in construction projects. Additional end-uses of our structural products include outdoor decks, sheathing, crates and boxes. Our specialty products include engineered lumber, roofing, insulation, metal products (excluding rebar and remesh), vinyl products (used primarily in siding), moulding, composite decking and particleboard. In some cases, these products are branded.

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

Distribution Channels

We sell products through three main distribution channels:

Warehouse Sales

Warehouse sales are delivered from our warehouses to dealers, home improvement centers and industrial users. We deliver products primarily using our fleet of over 800 trucks and over 1,200 trailers, but also occasionally use common carriers for peak load flexibility. We operate in all of the major metropolitan areas in the United States through our network of more than 80 warehouses and third-party operated warehouses. Our warehouses have over eleven million square feet of space under roof plus significant outdoor storage space. Warehouse sales accounted for approximately 59% and 54% of our fiscal 2007 and fiscal 2006 gross sales, respectively.

Reload Sales

Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product in order to expand our geographic reach. This channel is employed primarily to service strategic customers that would be uneconomical to service from our warehouses and to distribute large volumes of imported products such as metal or hardwood plywood from port facilities. Reload sales accounted for approximately 12% and 13% of our gross sales in fiscal 2007 and fiscal 2006, respectively.

Direct Sales

Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 29% and 33% of our fiscal 2007 and fiscal 2006 gross sales, respectively.

Customers

As of December 29, 2007, our customer base included approximately 11,500 customers across multiple market segments and various end-use markets, including the following types of customers:

•	building materials dealers;

•	industrial users of building products;

•	manufactured housing builders; and

•	home improvement centers.

Sales and Marketing

Our sales efforts primarily are directed through our sales force of approximately 800 sales representatives. Approximately 500 of our sales representatives are located at our two sales centers in Denver and Atlanta. Within these sales centers, our sales representatives primarily interact with our customers over the telephone. The remaining 300 sales representatives are located throughout the country and are responsible for maintaining a local dialogue with our customers, including making frequent, in-person visits.

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

Suppliers

As of December 29, 2007, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts and freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, consigned inventory and extended payment terms.

Purchases of products manufactured by Georgia-Pacific accounted for approximately 25% and approximately 24% of total purchases in fiscal 2007 and fiscal 2006, respectively, with no other supplier accounting for more than 4% of our fiscal 2007 purchases. As part of the acquisition transactions, whereby we acquired the assets of Georgia-Pacific’s distribution division, we entered into a Master Purchase, Supply & Distribution Agreement with Georgia-Pacific, or the Supply Agreement. The Supply Agreement details distribution rights by product categories, including exclusivity rights and minimum supply volume commitments from Georgia-Pacific with respect to certain products. This agreement also details our purchase obligations by product categories, including substantial minimum purchase volume commitments with respect to most of the products supplied to us. Based on 2007 average market prices, our purchase obligation under this agreement is approximately $0.5 billion for the next two years. If we fail or refuse to purchase any products that we are obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and for certain products terminate our exclusivity, and we may be required to pay monetary penalties. The agreement has a five-year initial term expiring on May 7, 2009, and remains continuously in effect thereafter unless it is terminated. Termination of the Supply Agreement requires two years’ notice, exercisable beginning May 7, 2008. The Supply Agreement may be terminated by either party for material breach. However, if the material breach only affects one or more, but not all, of the product categories, the non- breaching party may only terminate the Supply Agreement in respect of the affected product categories, and the Supply Agreement will remain in full force with respect to the remaining product categories. The Supply Agreement also provides for certain advertising, marketing and promotion arrangements between BlueLinx and Georgia-Pacific for certain products. In addition, we have been granted a limited, non-exclusive, royalty-free, fully paid license to use certain proprietary information and intellectual property of Georgia-Pacific.

Competition

The U.S. building products distribution market is a highly fragmented market, served by a small number of multi-regional distributors, several regionally focused distributors and a large number of independent local distributors. Local and regional distributors tend to be closely held and often specialize in a limited number of segments, such as the roofing segment, in which they offer a broader selection of products. Some of our multi-

regional competitors are part of larger companies and therefore have access to greater financial and other resources than us. We compete on the basis of breadth of product offering, consistent availability of product, product price and quality, reputation, service and distribution facility location.

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

Trademarks

As of January 31, 2008, we had 38 U.S. trademark applications and registrations, one issued U.S. patent and two Canadian trademark registrations. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. Our patent expires in September 2013. We do not believe our business is dependent on any one of our trademarks or on our patent.

Employees

As of December 29, 2007 we employed approximately 2,800 persons on a full-time basis. Approximately 830 of our employees are represented by labor unions. As of December 29, 2007, we had approximately 53 collective bargaining agreements, of which 12, representing 312 employees, are up for renewal in 2008. We consider our relationship with our employees generally to be good.

Executive Officers

The following table contains the name, age and position with our company of each of our executive officers as of February 25, 2008. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any executive officer was or is to be selected as an officer.

Name	Age	Position

Stephen E. Macadam	47	Chief Executive Officer and Director
George R. Judd	47	President and Chief Operating Officer
Howard D. Goforth	44	Senior Vice President, Chief Financial Officer and Treasurer
David J. Dalton	49	Senior Vice President, West
Duane G. Goodwin	49	Senior Vice President, Supply Chain
Barbara V. Tinsley	57	Senior Vice President, General Counsel and Secretary
Dean A. Adelman	42	Vice President, Human Resources

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

George R. Judd has served as our President and Chief Operating Officer since May 2004. Prior to that time, he worked for Georgia-Pacific Corporation in a variety of positions managing both inside and outside sales, national accounts and most recently as Vice President of Sales and Eastern Operations since 2002. From 2000 until 2002, Mr. Judd worked as Vice President of the North and Midwest regions of the Distribution Division. He served as Vice President of the Southeast region from 1999 to 2000. Mr. Judd serves on the boards of the Building Products Institute and the Lumber and Building Materials Institute, in Washington, D.C., and he is past Chair of the National Lumber & Building Material Dealers Association. He also serves on the board of the Girl Scouts of Georgia. He graduated from Western Connecticut State University in 1984 with a Bachelor’s degree in Marketing.

Howard D. Goforth has served as our Senior Vice President, Chief Financial Officer and Treasurer since February 18, 2008. Mr. Goforth has twenty years of combined accounting, finance, treasury, acquisition and management experience with leading distribution and manufacturing companies including Mitsubishi Wireless Communications, Inc., Yamaha Motor Manufacturing, Inc. and Ingersoll-Rand. Most recently, Mr. Goforth was Vice President and Corporate Controller, as well as a member of the senior management team, of Armor Holdings Inc. from November 2006 until the company was acquired by BAE Systems, Inc. in August 2007. Mr. Goforth remained with BAE Systems until February 2008 to assist in the integration of the acquisition. Prior to Armor Holdings, Mr. Goforth served as BlueLinx Corporation’s Corporate Controller from May 2004 until November 2006. Prior to that, he served as a Controller with the building products distribution division of Georgia-Pacific Corporation from 2002 until May 2004. Mr. Goforth earned a Bachelor of Science in Accounting from Mars Hill College in North Carolina. He is also a certified public accountant.

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

Dean A. Adelman has served as our Vice President, Human Resources since October 2005. Prior to that time, he served as Vice President Human Resources, Staff Development & Training for Corrections

Corporation of America. Previously, Mr. Adelman served as Vice President Human Resources for Arby’s Inc. (formerly RTM Restaurant Group) from 1998 to 2002. From 1991 to 1998, Mr. Adelman served as senior counsel for Georgia-Pacific Corporation. Mr. Adelman received a Bachelor of Arts degree from the University of Georgia in 1987 and a Juris Doctor degree, cum laude, from the University of Georgia in 1990.

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

We incur and will continue to incur costs to comply with the requirements of environmental, health and safety and transportation laws, ordinances and regulations. We anticipate that these requirements could become more stringent in the future, and we cannot assure you that compliance costs will not be material.

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

Our industry is highly cyclical, and prolonged periods of weak demand or excess supply may reduce our net sales and/or margins, which may reduce our net income or cause us to incur losses.

The building products distribution industry is subject to cyclical market pressures. Prices of building products are determined by overall supply and demand in the market for building products. Market prices of building products historically have been volatile and cyclical and we have limited ability to control the timing and amount of pricing changes for building products. Demand for building products is driven mainly by factors outside of our control, such as general economic and political conditions, interest rates, availability of mortgage financing, the construction, repair and remodeling and industrial markets, weather and population growth. The supply of building products fluctuates based on available manufacturing capacity, and excess capacity in the industry can result in significant declines in market prices for those products. To the extent that prices and volumes experience a sustained or sharp decline, our net sales and margins would likely decline as well. Our results in some periods have been affected by market volatility, including a reduction in gross profits due to a decline in the resale value of our structural products inventory. All of these factors make it difficult to forecast our operating results.

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.

We have a substantial amount of debt. As of December 29, 2007, advances outstanding under our revolving credit facility were approximately $184 million, borrowing availability was approximately $222 million and outstanding letters of credit on the facility were approximately $10.4 million. We also have a mortgage loan in the amount of $295 million.

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

The payment of dividends has been suspended, and resumption is dependant on business conditions, among other factors; the instruments governing our indebtedness contain various covenants that may limit our ability to pay dividends.

In the past we have paid dividends on our common stock at the quarterly rate of $0.125 per share. However, on December 5, 2007, we suspended the payment of dividends on our common stock for an indefinite period of time. Resumption of the payment of dividends will depend on, among other things, business conditions in the housing industry, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Accordingly, we may not be able to resume the payment of dividends at the same quarterly rate in the future, if at all.

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

Georgia-Pacific is our largest supplier, accounting for approximately 25% and approximately 24% of our purchases during fiscal 2007 and fiscal 2006, respectively. Concurrent with the acquisition, we entered into a

Supply Agreement with Georgia-Pacific. The Supply Agreement has a five-year initial term expiring on May 7, 2009 and remains continuously in effect thereafter unless it is terminated. Termination of the Supply Agreement requires two years’ notice, exercisable beginning on May 7, 2008. Upon a material breach of the agreement by us, Georgia-Pacific may terminate the agreement at anytime. If Georgia-Pacific does not renew the Supply Agreement or if it discontinues sales of a product, we would experience a product shortage unless and until we obtain a replacement supplier. We may not be able to obtain replacement products on favorable economic terms, if at all. An inability to replace products on favorable economic terms would adversely impact our net sales and our costs, which in turn could impact our gross profit, net income and cash flows.

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

Under the Supply Agreement, we have substantial minimum purchase volume commitments with respect to a number of products supplied to us. Based on 2007 average market prices, our purchase obligations under this agreement are $0.5 billion for the next two years. These products account for a majority of our purchases from Georgia-Pacific. If we fail or refuse to purchase any products that we are obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and, for certain products, terminate our exclusivity, which could reduce our net sales due to the unavailability of products or our gross profit if we are required to pay higher product prices to other suppliers. A reduction in our net sales or gross profit may also reduce our net income and cash flows or increase our net loss.

Our industry is highly fragmented and competitive. If we are unable to compete effectively, our net sales and net income will be reduced or we may incur additional losses.

The building products distribution industry is highly fragmented and competitive and the barriers to entry for local competitors are relatively low. Some of our competitors are part of larger companies and therefore have access to greater financial and other resources than us. In addition, certain product manufacturers sell and distribute their products directly to customers. Additional manufacturers of products distributed by us may elect to sell and distribute directly to end-users in the future or enter into exclusive supply arrangements with other distributors. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our net sales and net income will be reduced or we may incur additional losses.

Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows or increase our net loss.

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

Any of the foregoing obstacles, or a combination of them, could increase selling, general and administrative expenses in absolute terms and/or as a percentage of net sales, which could in turn negatively impact our net income and cash flows or increase our net loss.

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

As of December 29, 2007, approximately 30% of our employees were represented by various labor unions. As of December 29, 2007, we had approximately 53 collective bargaining agreements, of which 12, covering 312 total employees, are up for renewal in 2008. We may become subject to material cost increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our selling, general and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general and administrative expenses. All of these factors could negatively impact our net income and cash flows or increase our net loss.

Federal and state transportation regulations could impose substantial costs on us which would reduce our net income or increase our net loss.

We use our own fleet of over 800 trucks and over 1,200 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, would reduce our gross margins, increase our selling, general and administrative expenses and reduce our net income or increase our net loss.

Environmental laws impose risks and costs on us.

Our operations are subject to federal, state, provincial and local laws, rules and regulations governing the protection of the environment, including, but not limited to, those regulating discharges into the air and water, the use, handling and disposal of hazardous or toxic substances, the management of wastes, the cleanup of contamination and the control of noise and odors. We have made, and will continue to make, expenditures to comply with these requirements. While we believe, based upon current information, that we are in substantial compliance with all applicable environmental laws, rules and regulations, we could be subject to potentially significant fines or penalties for any failure to comply. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at that real property, may be held liable for the cost to investigate or clean up such real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former warehouse facilities, or at a landfill or other location where we have disposed of, or arranged for the disposal of, wastes.

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

Funds and accounts managed by Cerberus or its affiliated management companies, which are referred to collectively as the controlling stockholder, collectively own approximately 58% of our common stock. As a result, the controlling stockholder will continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

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

We lease approximately 250,000 square feet for our corporate headquarters located at 4300 Wildwood Parkway, Atlanta, Georgia 30339. As part of a restructuring effort, we vacated approximately 100,000 square feet of our corporate headquarters space which we are actively seeking to sublease. We operate warehouse facilities in over 65 markets nationwide. We own 64 warehouse facilities and lease 16 additional warehouse facilities. The total square footage under roof at our owned and leased warehouses is approximately 11 million square feet. Our Denver sales center and 57 of our owned warehouse facilities secure our mortgage loan.

The following table summarizes our real estate facilities including their inside square footage:

		Owned	Leased
Facility Type	Number	Facilities (ft2)	Facilities (ft2)

Office Space(1)	3	68,700	251,900
Warehouses	80	10,300,000	900,000
TOTAL	83	10,368,700	1,151,900

(1)	Includes corporate headquarters in Atlanta, the Denver Sales Center and a call center in Vancouver. We are actively marketing 100,000 square feet at our Atlanta corporate headquarters for sublease.

We also store materials outdoors, such as lumber and rebar, at all of our warehouse locations, which increases their distribution and storage capacity. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear. We believe that our facilities have sufficient capacity to meet current and projected distribution needs.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

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

Our equity securities consist of one class of common stock. The common stock began trading on December 16, 2004. The common stock is traded on the New York Stock Exchange under the symbol “BXC”. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as quoted on the New York Stock Exchange:

	High	Low

Fiscal Year Ended December 29, 2007
First Quarter	$12.39	$10.18
Second Quarter	$11.96	$10.47
Third Quarter	$10.61	$6.93
Fourth Quarter	$7.50	$3.16
Fiscal Year Ended December 30, 2006
First Quarter	$16.95	$11.16
Second Quarter	16.59	11.70
Third Quarter	13.50	9.26
Fourth Quarter	11.20	8.80

As of February 25, 2008, there were 27 registered stockholders, and, as of that date we estimate there were approximately 3,200 beneficial owners holding our common stock in nominee or “street” name.

We paid a cash dividend of $0.125 per share for each of our fiscal quarters beginning in March 2005 and continuing through the fourth quarter of 2007. However, on December 5, 2007, we suspended the payment of dividends on our common stock for an indefinite period of time. Resumption of the payment of dividends will depend on, among other things, business conditions in the housing industry, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. See “Item 8. Financial Statements and Supplementary Data, Note 8. Revolving Credit Facility” for additional information regarding limitations on the ability of BlueLinx Corporation to transfer funds to its parent, BlueLinx Holdings Inc., which could impact our ability to pay dividends to our stockholders. Accordingly, we may not be able to resume the payment of dividends at the same quarterly rate in the future, if at all.

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of December 29, 2007. Our stockholder-approved equity compensation plans are the 2004 Equity Incentive Plan and the 2006 Long-Term Equity Incentive Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	1,544,370	$11.99	1,112,346
Equity compensation plans not approved by security holders	—	n/a	—
Total	1,544,370	$11.99	1,112,346

Performance Graph

The chart below compares the quarterly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and a peer group index for the period commencing December 16, 2004 (the first day of trading of our common stock after our initial public offering) and ending December 31, 2007, assuming an investment of $100 and the reinvestment of any dividends.

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

Comparison of Cumulative Total Return

Cumulative Total Return
Year Ending
(in dollars)

Company/Index Name	12/16/04	12/31/04	12/31/05	12/31/06	12/31/07
BlueLinx Holdings Inc.	100	107.19	86.84	83.75	34.03
Russell 2000 Index	100	101.55	106.17	125.67	123.70
Peer Group	100	101.82	149.98	126.66	77.54

ITEM 6.	SELECTED FINANCIAL DATA.

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

The following table sets forth certain historical financial data of our company. The selected financial data for the fiscal year ended December 29, 2007 (“fiscal 2007”), the fiscal year ended December 30, 2006 (“fiscal 2006”), the fiscal year ended December 31, 2005 (“fiscal 2005”), the period from inception (March 8, 2004) to January 1, 2005, the period from January 4, 2004 to May 7, 2004 (the aggregate period from January 4, 2004 through January 1, 2005 referred to herein as “fiscal 2004”) and the fiscal year ended January 3, 2004 (“fiscal 2003”) have been derived from the Company’s audited financial statements included elsewhere in this Annual Report on Form 10-K or from prior financial statements (fiscal 2003). The financial statements prior to May 7, 2004 are referred to as “pre-acquisition period” statements. The following information should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The acquisition of the assets of the Division was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for at their fair market values at the date of consummation.

	BlueLinx				Pre-acquisition Period
				Period from	Period
				Inception	from
				(March 8,	January 4,
	Year Ended	Year Ended	Year Ended	2004)	2004	Year Ended
	December 29,	December 30,	December 31,	to January 1,	to May 7,	January 3,
	2007	2006	2005	2005	2004	2004
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$3,833,910	$4,899,383	$5,622,071	$3,672,820	$1,885,334	$4,271,842
Cost of sales	3,441,964	4,419,576	5,109,632	3,339,590	1,658,123	3,814,375

Gross profit	391,946	479,807	512,439	333,230	227,211	457,467
Operating expenses:
Selling, general and administrative expenses	372,754	381,554	378,008	248,291	139,203	346,585
Depreciation and amortization	20,924	20,724	18,770	10,132	6,175	19,476

Total operating expenses	393,678	402,278	396,778	258,423	145,378	366,061

Operating income (loss)	(1,732)	77,529	115,661	74,807	81,833	91,406
Non-operating expenses (income):
Interest expense	43,660	46,164	42,311	28,765	—	—
Charges associated with mortgage refinancing	—	4,864	—	—	—	—
Write-off of debt issue costs	—	—	—	2,871	—	—
Other expense (income), net	(370)	320	186	(516)	614	376

Income (loss) before provision for (benefit from) income taxes	(45,022)	26,181	73,164	43,687	81,219	91,030
Provision for (benefit from) income taxes	(17,077)	10,349	28,561	17,781	30,782	34,877

Net income (loss)	$(27,945)	$15,832	$44,603	$25,906	$50,437	$56,153

Less: preferred stock dividends	—	—	—	5,226

	BlueLinx				Pre-acquisition Period
				Period from
				Inception
				(March 8,	Period from
	Year Ended	Year Ended	Year Ended	2004)	January 4,	Year Ended
	December 29,	December 30,	December 31,	to January 1,	2004 to May 7,	January 3,
	2007	2006	2005	2005	2004	2004
	(In thousands, except per share data)

Net income applicable to common stockholders	$(27,945)	$15,832	$44,603	$20,680

Basic weighted average number of common shares outstanding	30,848	30,618	30,195	19,006
Basic net income (loss) per share applicable to common stock	$(0.91)	$0.52	$1.48	$1.09
Diluted weighted average number of common shares outstanding	30,848	30,779	30,494	20,296
Diluted net income per share applicable to common stock	$(0.91)	$0.51	$1.46	$1.02
Dividends declared per share of common stock	$0.50	$0.50	$0.50	—
Other Financial Data:
Capital expenditures	$13,141	$9,601	$12,744	$9,759	$1,378	$5,404
EBITDA(1)	19,562	97,933	134,245	85,455	87,394	110,506
Net cash provided by (used in) operating activities	79,842	63,204	124,937	137,246	(113,982)	59,575
Net cash provided by (used in) investing activities	(9,070)	(18,170)	(28,499)	(832,992)	(1,126)	(4,062)
Net cash provided by (used in) financing activities	$(82,055)	$(42,312)	$(87,690)	$711,318	$114,602	$(55,162)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$15,759	$27,042	$24,320	$15,572		$506
Working capital	448,731	520,237	529,983	491,975		442,672
Total assets	883,436	1,004,362	1,157,640	1,137,062		816,644
Total debt(2)	478,535	532,462	540,850	652,103		—
Shareholders’ equity/parent’s investment	$154,823	$189,399	$183,852	$141,492		$637,073

(1)	EBITDA is an amount equal to net income (loss) plus interest expense, write-off of debt issue costs, charges associated with mortgage refinancing, income taxes, depreciation and amortization. EBITDA is presented herein because we believe it is a useful supplement to cash flow from operations in understanding cash flows generated from operations that are available for debt service (interest and principal payments) and further investment in acquisitions. However, EBITDA is not a presentation made in accordance with generally accepted accounting principles in the United States, or GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.

(2)	Total debt represents long-term debt, including current maturities.

A reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to EBITDA for each of the respective periods indicated is as follows:

	BlueLinx				Pre-acquisition Period
				Period from	Period from
	Year Ended	Year Ended	Year Ended	Inception (March 8,	January 4,	Year Ended
	December 29,	December 30,	December 31,	2004) to January 1,	2004 to May 7,	January 3,
	2007	2006	2005	2005	2004	2004
	(In thousands)
Net cash provided by (used in) operating activities	$79,842	$63,204	$124,937	$137,246	$(113,982)	$59,575
Amortization of debt issue costs	(2,431)	(2,628)	(3,629)	(2,323)	—	—
Non-cash vacant property charges	(11,037)	—	—	—	—	—
Deferred income tax (provision) benefit	9,526	3,700	368	4,469	(9,183)	(4,598)
Gain from insurance settlement	1,698	—	—	—	—	—
Share-based compensation	(3,500)	(2,921)	(2,170)	(1,088)	—	—
Excess tax benefits from share-based arrangements	20	891	71	—	—	—
Changes in assets and liabilities	(81,139)	(20,826)	(56,204)	(99,395)	179,777	20,652
Interest expense	43,660	46,164	42,311	28,765	—	—
Provision for (benefit from) income taxes	(17,077)	10,349	28,561	17,781	30,782	34,877

EBITDA	$19,562	$97,933	$134,245	$85,455	$87,394	$110,506

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of December 29, 2007, we distributed more than 10,000 products to approximately 11,500 customers through our network of more than 80 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, OSB, rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 54% and 56% of our fiscal 2007 and fiscal 2006 gross sales, respectively. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 46% and 44% of our fiscal 2007 and fiscal 2006 gross sales, respectively.

Selected Factors that Affect our Operating Results

Our operating results are affected by housing starts, mobile home production, industrial production, repair and remodeling spending and non-residential construction. The table below shows changes with respect to each of these indicators for fiscal 2007, fiscal 2006 and fiscal 2005. Included are our estimates of the relative weight of each of the foregoing end-use markets on our sales, based on the estimated percentage each end market contributed to our net sales over the applicable period. These end-use market weights are estimates based on our current methodology for evaluating such end-use markets and could change in the future as our business continues to evolve in relation to these markets.

Indicator	Weight	Fiscal 2007	Fiscal 2006	Fiscal 2005

Actual Housing Starts (thousands)	50%	1,354	1,801	2,065
Percentage change		(24.8)%	(12.9)%	5.6%
Industrial Production (index)	22%	1.13	1.12	1.08
Percentage change		0.9%	4.0%	3.2%
Repair and Remodel ($ billions)*	15%	153	166	165
Percentage change		(7.9)%	0.9%	(0.4)%
Actual Mobile Homes (thousands)	8%	97	119	150
Percentage change		(18.7)%	(19.0)%	14.6%
Non-Residential Construction ($ billions)*	5%	147	134	132
Percentage change		10.2%	1.7%	(3.3)%

Weighted End-Use Change	100%	(14.4)%	(6.9)%	4.4%

(*)	Constant fiscal 2000 dollar basis

Source: Data from Resource Information Systems, Inc., or RISI, updated as of January 30, 2008. Weighting reflects management estimates. Data for Fiscal 2006 and Fiscal 2005 is reported based on RISI data provided at the time of our original disclosure for such periods and is not updated to reflect any revisions made by RISI in subsequent periods.

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

	Fiscal 2007	Fiscal 2006	Fiscal 2005

BlueLinx Overall Unit Volume Growth	(18.0)%	(7.0)%	3.9%
BlueLinx Specialty Product Unit Volume Growth	(16.4)%	1.0%	5.1%
BlueLinx Structural Product Unit Volume Growth	(19.2)%	(11.8)%	3.2%
Weighted End-Use Market Growth	(14.4)%	(6.9)%	4.4%
BlueLinx Overall Unit Volume Growth versus Market Growth	(3.6)%	(0.1)%	(0.5)%
BlueLinx Market Share(1)	NA	10.4%	11.5%

(1)	As a percentage of the total sales of relevant building material distributors. Market share for fiscal 2007 is not available. Market share cannot be calculated until Home Channel News issues updated market data for 2007. Home Channel News normally issues its annual market data for any given year in July or August of the following calendar year.

Our operating results are also impacted by changes in product prices. Structural products prices can vary significantly based on short-term and long-term changes in supply and demand. The prices of specialty products also can vary from time to time, although they generally are significantly less variable than structural products.

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price, in each case for fiscal 2007, fiscal 2006 and fiscal 2005:

Sales Revenue Variances by Product

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(Dollars in millions)

Sales by Category
Structural Products(1)	$2,098	$2,788	$3,548
Specialty Products(1)	1,802	2,197	2,143
Unallocated Allowances and Adjustments	(66)	(86)	(69)

Total Sales	$3,834	$4,899	$5,622

Sales Variances
Unit Volume $ Change	$(896)	$(398)	$216
Price/Other(2)	(169)	(325)	(152)

Total $ Change	$(1,065)	$(723)	$64

Unit Volume% Change	(18.0)%	(7.0)%	3.9%
Price/Other(2)	(3.7)%	(5.9)%	(2.8)%

Total% Change	(21.7)%	(12.9)%	1.1%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural products instead of specialty products.

(2)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for fiscal 2007, fiscal 2006 and fiscal 2005:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(Dollars in millions)

Gross Margin $ by Category
Structural Products(1)	$173	$194	$246
Specialty Products(1)	238	308	284
Other(2)	(19)	(22)	(18)

Total Gross Margin	$392	$480	$512

Gross Margin% by Category
Structural Products(1)	8.2%	7.0%	6.9%
Specialty Products(1)	13.2%	14.0%	13.3%
Total Gross Margin%	10.2%	9.8%	9.1%
Unit Volume Growth by Product
Structural Products(1)	(19.2)%	(11.8)%	3.2%
Specialty Products(1)	(16.4)%	1.0%	5.1%
Total Unit Volume Growth%	(18.0)%	(7.0)%	3.9%

(1)	For the quarter ended December 31, 2005, we began classifying metal rebar and remesh as structural products instead of specialty products.

(2)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for fiscal 2007, fiscal 2006 and fiscal 2005:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(Dollars in millions)

Sales by Channel
Warehouse/Reload	$2,763	$3,326	$3,704
Direct	1,137	1,659	1,987
Unallocated Allowances and Adjustments	(66)	(86)	(69)

Total	$3,834	$4,899	$5,622

Gross Margin by Channel
Warehouse/Reload	$344	$407	$429
Direct	67	95	101
Unallocated Allowances and Adjustments	(19)	(22)	(18)

Total	$392	$480	$512

Gross Margin% by Channel
Warehouse/Reload	12.5%	12.2%	11.6%
Direct	5.9%	5.7%	5.1%
Unallocated Allowances and Adjustments	(0.5)%	(0.4)%	(0.3)%
Total	10.2%	9.8%	9.1%

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. The fiscal years 2007, 2006 and 2005 each contained 52 weeks.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

The following table sets forth our results of operations for fiscal 2007 and fiscal 2006.

	Year Ended	% of	Year Ended	% of
	December 29,	Net	December 30,	Net
	2007	Sales	2006	Sales
	(Dollars in thousands)

Net sales	$3,833,910	100.0%	$4,899,383	100.0%
Gross profit	391,946	10.2%	479,807	9.8%
Selling, general and administrative	372,754	9.7%	381,554	7.8%
Depreciation and amortization	20,924	0.5%	20,724	0.4%

Operating income (loss)	(1,732)	0.0%	77,529	1.6%
Interest expense	43,660	1.1%	46,164	0.9%
Charges associated with mortgage refinancing	—	0.0%	4,864	0.1%
Other expense (income), net	(370)	0.0%	320	0.0%

Income (loss) before provision for (benefit from) income taxes	(45,022)	(1.2)%	26,181	0.5%
Provision for (benefit from) income taxes	(17,077)	(0.4)%	10,349	0.2%

Net income (loss)	$(27,945)	(0.7)%	$15,832	0.3%

Net Sales.  For the fiscal year ended December 29, 2007, net sales decreased by 21.7%, or $1.1 billion, to $3.8 billion. Sales during the fiscal year were negatively impacted by a 24.8% decline in housing starts and a 1.3% decline in prices for certain grades of wood-based structural products. We estimate that new home construction represents approximately 50% of our end-use markets. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $395 million or 18.0% compared to fiscal 2006, primarily due to a 16.4% decrease in unit volume as well as a decrease in price of 1.6%. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $690 million, or 24.7% from a year ago, primarily as a result of a decrease in unit volume of 19.2% and a decrease in price of 5.5%.

Gross Profit.  Gross profit for fiscal 2007 was $392 million, or 10.2% of sales, compared to $480 million, or 9.8% of sales, in fiscal 2006. The decrease in gross profit dollars compared to fiscal 2006 was primarily driven by a decrease in specialty and structural product volumes due to the continued decline in the housing market. The increase in gross margin of 0.4% is primarily attributable to a shift toward the warehouse channel, which typically provides higher gross margins, and a slight shift in product mix from structural to higher margin specialty products, offset in part by a decline in underlying product prices compared to the prior year as well as our stock keeping unit (“SKU”) rationalization initiative during the fourth quarter of 2007. We estimate that the SKU rationalization program negatively impacted gross margin by approximately 30 basis points in fiscal 2007. During fiscal 2007, we remained focused on maintaining gross margin through our ongoing management of structural product pricing. Structural gross margin increased to 8.2% in fiscal 2007 from 7.0% in fiscal 2006. Specialty gross margin of 13.2% compares with 14.0% a year ago.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for fiscal 2007 were $373 million, or 9.7% of net sales, compared to $382 million, or 7.8% of net sales, during fiscal 2006. The decline in operating expenses is due to our continued efforts to reduce ongoing annual operating expenses partially offset by restructuring charges during the year including charges related to the headquarters’ consolidation (see Note 2 “Summary of Significant Accounting Policies”) and severance of $11.5 million and $5.6 million, respectively.

Depreciation and Amortization.  Depreciation and amortization expense totaled $20.9 million for fiscal 2007, compared with $20.7 million for fiscal 2006. The increase in depreciation and amortization is primarily due to a slight increase in capital expenditures for mobile equipment consisting of trucks, trailers, forklifts and automobiles.

Operating Income (Loss).  Operating loss for fiscal 2007 was $1.7 million, or 0% of net sales, versus operating income of $77.5 million, or 1.6% of net sales, for fiscal 2006.

Interest Expense.  Interest expense for fiscal 2007 totaled $43.7 million, down $2.5 million from fiscal 2006, reflecting lower debt levels offset in part by slightly higher interest rates. Interest expense related to our revolving credit facility, mortgage, and debt issue cost amortization was $22.3 million, $19.0 million and $2.4 million, respectively, for fiscal 2007. Interest expense totaled $46.2 million for fiscal 2006, which includes interest expense related to our revolving credit facility, new mortgage, old mortgage and related debt issue cost amortization of $27.8 million, $10.7 million, $5.1 and $2.6 million, respectively.

Provision for (Benefit from) Income Taxes.  Our effective tax rate was 37.9% and 39.5% for fiscal 2007 and fiscal 2006, respectively. The decrease in the effective tax rate resulted from the greater impact of various tax credits due to a loss for fiscal 2007.

Net Income(Loss).  Net loss for fiscal 2007 was $27.9 million, compared to net income of $15.8 million for fiscal 2006.

On a per-share basis, basic and diluted loss applicable to common stockholders for fiscal 2007 were each $(0.91). Basic and diluted income per share for fiscal 2006 were $0.52 and $0.51, respectively.

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

Net Sales.  For the fiscal year ended December 30, 2006, net sales decreased by 12.9%, or $723 million, to $4.9 billion. Sales during the fiscal year were negatively impacted by a 12.9% decline in housing starts and a 27% decline in prices for certain grades of wood-based structural products. New home construction represented approximately 50% of our end-use markets as estimated by us under our current methodology; our other estimated end-use markets grew slightly. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) increased by $54.0 million or 2.5% compared to fiscal 2005, reflecting a 1.0% increase in unit volume and higher product prices. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $760 million, or 21.4% from the prior year, primarily as a result of a decrease in unit volume of 11.8%.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for fiscal 2006 were $382 million, or 7.8% of net sales, compared to $378 million, or 6.7% of net sales, during fiscal 2005. Excluding expenses associated with acquired operations, operating expenses for fiscal 2006 and fiscal 2005 were $365 million and $371 million, respectively.

Depreciation and Amortization.  Depreciation and amortization expense totaled $20.7 million for fiscal 2006, compared with $18.8 million for fiscal 2005. The increase in depreciation and amortization was primarily due to an increase in capital expenditures for mobile equipment consisting of trucks, trailers, forklifts and automobiles.

Operating Income.  Operating income for fiscal 2006 was $77.5 million, or 1.6% of net sales, versus $116 million, or 2.1% of net sales, for fiscal 2005, reflecting the decline in gross profit and higher variable operating expenses.

Interest Expense.  Interest expense for fiscal 2006 totaled $46.2 million, up $3.9 million from fiscal 2005, reflecting higher interest rates partially offset by lower debt levels. Interest expense related to our revolving credit facility, new mortgage, old mortgage and debt issue cost amortization was $27.8 million, $10.7 million, $5.1 million and $2.6 million, respectively, for fiscal 2006. Interest expense totaled $42.3 million for fiscal 2005, which includes interest expense related to our revolving credit facility, old mortgage and related debt issue cost amortization of $29.4 million, $9.3 million and $3.6 million, respectively.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance working capital needs, capital expenditures and acquisitions. We believe that the amounts available from this and other sources will be sufficient to fund our routine operations and capital requirements for the foreseeable future.

Part of our growth strategy is to selectively pursue acquisitions. Accordingly, depending on the nature of the acquisition or currency, we may use cash or stock, or a combination of both, as acquisition currency. Our cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with any acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, our liquidity position may be adversely impacted. In addition, there can be no assurance that we will be successful in completing acquisitions in the future or in implementing our acquisition strategy. For a discussion of the risks associated with our acquisition strategy, see the risk factor “Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows” set forth under Item 1A — Risk Factors.

The following tables indicate our working capital and cash flows for the periods indicated.

	December 29,	December 30,
	2007	2006
	(Dollars in thousands)

Working capital	$448,731	$520,237

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Cash flows provided by operating activities	$79,842	$63,204	$124,937
Cash flows used in investing activities	(9,070)	(18,170)	(28,499)
Cash flows used in financing activities	$(82,055)	$(42,312)	$(87,690)

Working Capital

Working capital decreased by $71.5 million, primarily as a result of decreases in accounts receivable and inventories of $44.4 million and $74.8 million, respectively. These decreases were partially offset by decreases in accounts payable, bank overdrafts and current maturities of long-term debt of $31.1 million, $13.1 million and $9.7 million, respectively. Additionally, cash decreased from $27.0 million at December 31, 2006 to $15.8 million at December 29, 2007. The $15.8 million of cash on our balance sheet at December 29, 2007 primarily reflects customer remittances received in our lock-boxes on Friday and Saturday that are not available until the next Monday, which is part of the following fiscal period.

Operating Activities

During fiscal 2007, cash flows provided by operating activities totaled $79.8 million. The primary driver of cash flow from operations was an increase in cash flow from operations related to working capital of $81.8 million reflecting decreases in accounts receivable and a reduction in inventory, partially offset by a net loss, as adjusted for non-cash charges, of $1.3 million.

During fiscal 2006, cash flows provided by operating activities totaled $63.2 million. The primary drivers of cash flow from operations were net income, as adjusted for non-cash charges, of $43.3 million and an increase in cash flow from operations related to working capital of $23.2 million reflecting decreases in accounts receivable and a reduction in structural product inventory, partially offset by decreases in accounts payable and a slight increase in specialty products inventory.

During fiscal 2005, cash flows provided by operating activities totaled $125 million. The primary drivers of cash flow from operations were net income, as adjusted for non-cash charges, of $68.8 million and an increase in cash flow from operations related to working capital of $50.1 million reflecting improvements in working capital management.

Adjustments to net income included depreciation and amortization, debt issue cost amortization, charges associated with mortgage refinancing, non-cash vacant property charges, deferred income tax benefit, gain from insurance settlement and stock-based compensation.

Investing Activities

During fiscal 2007 and fiscal 2006, cash flows used for investing activities totaled $9.1 million and $18.2 million, respectively.

During fiscal 2007 and fiscal 2006, our acquisition related expenditures totaled $0 and $9.4 million, respectively.

During fiscal 2007 and fiscal 2006, our expenditures for property and equipment were $13.1 million and $9.6 million, respectively. These expenditures were primarily for mobile equipment consisting of trucks, trailers, forklifts and sales force automobiles. We estimate that capital expenditures for 2008 will be approximately $9 million for normal operating activities. Our 2008 capital expenditures are anticipated to be paid from our current cash and cash provided from operating activities.

Proceeds from the disposition of property and equipment totaled $4.1 million and $0.8 million during fiscal 2007 and fiscal 2006, respectively. The proceeds of $4.1 million during fiscal 2007 include $2.6 million from an insurance settlement related to property damage from Hurricane Katrina.

During fiscal 2005, cash flows used for investing activities totaled $28.5 million. The primary driver of cash flows from investing activities in fiscal 2005 were acquisition-related expenditures and expenditures for property and equipment of $16.9 million and $12.7 million, respectively. The expenditures for property and equipment were primarily for mobile equipment.

Proceeds from the sale of property and equipment totaled $1.2 million in fiscal 2005.

Financing Activities

Net cash used in financing activities was $82.1 million during fiscal 2007 and $42.3 million during fiscal 2006. The $39.7 million increase in cash flows used in financing activities was primarily driven by proceeds from the new mortgage received during fiscal 2006, in the amount of $295 million. This increase in cash flows used in financing activities was partially offset by the retirement of the old mortgage of $165 million in fiscal 2006 and an increase in the revolving credit facility of $84.5 million. In addition, there were decreases in debt financing costs of $6.7 million.

We paid dividends to our common stockholders in the aggregate amount of $15.6 million and $15.4 million in fiscal 2007 and fiscal 2006, respectively.

Net cash used in financing activities was $87.7 million for fiscal 2005, which primarily resulted from a net decrease in the revolving credit facility of $111 million which was partially offset by an increase in bank overdrafts of $30.4 million.

Debt and Credit Sources

As of December 29, 2007, advances outstanding under our revolving credit facility were approximately $184 million. Borrowing availability was approximately $222 million and outstanding letters of credit on this facility were approximately $10.4 million. As of December 29, 2007, the interest rate on outstanding balances under the revolving credit facility was 7.1%.

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

We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge are reflected in current period earnings. These amounts were immaterial during fiscal 2007 and fiscal 2006.

At December 29, 2007 and December 30, 2006, the fair value of the interest rate swap was a liability of $7.1 million and $2.5 million, respectively. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheet. Accumulated other comprehensive income at December 29, 2007 and December 30, 2006 included the net loss on the cash flow hedge (net of tax) of $4.3 million and $1.5 million, respectively, which reflects the cumulative amount of comprehensive loss in connection with the change in fair value of the swap.

Additionally, interest was capped pursuant to a rate cap agreement that caps 30-day LIBOR exposure at 6.0% on $165 million of our variable rate revolving credit facility. The interest rate cap agreement expired in November 2007. Fluctuations in the fair value of the interest rate cap agreement were recognized in current period earnings. These amounts, as well as the fair value of the cap, were immaterial during fiscal 2007.

Contractual Commitments.  The following table represents our contractual commitments, excluding interest, associated with our debt and other obligations disclosed above as of December 29, 2007.

	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in thousands)

Revolving credit facility(1)	$—	$—	$—	$177,535	$—	$—	$177,535
Term loan facility(2)	—	—	—	6,000	—	—	6,000
Mortgage indebtedness(3)	—	—	—	1,511	3,172	290,317	295,000

Subtotal	—	—	—	185,046	3,172	290,317	478,535
Purchase obligations(4)	391,013	130,338	—	—	—	—	521,351
Operating leases	8,118	7,715	6,697	5,180	4,534	27,061	59,305
Letters of credit(5)	10,431	—	—	—	—	—	10,431

Total	$409,562	$138,053	$6,697	$190,226	$7,706	$317,378	$1,069,622

(1)	Interest on the revolving credit facility is variable, based on 14-day, one-month, two-month, three-month or six-month LIBOR. The interest rate on the revolving credit facility was 7.1% at December 29, 2007. On June 12, 2006, we entered into an interest swap agreement with Goldman Sachs Capital Markets to hedge against interest rate risks on $150 million of our revolving credit facility. The terms call for us to pay interest monthly at 5.4%. Annual interest at these rates totals $10.5 million. At December 29, 2007, the outstanding balance of our credit facility, including amounts outstanding under the term loan, was approximately $184 million. The final maturity date of the revolving credit facility is May 7, 2011.

(2)	Term loan facility was used to refinance and consolidate certain loans made by the revolving loan lenders to the Company.

(3)	The interest rate on the mortgage is fixed at 6.35%. Annual interest at this rate is $18.7 million.

(4)	Our purchase obligations are related to our Supply Agreement with Georgia-Pacific.

(5)	Letters of credit not included above under the credit facilities.

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

All product sales are recorded at gross in accordance with the guidance outlined by EITF 99-19 and in accordance with standard industry practice. The key indicators used to determine this are as follows:

•	We are the primary obligor responsible for fulfillment;

•	We hold title to all reload inventory and are responsible for all product returns;

•	We control the selling price for all channels;

•	We select the supplier; and

•	We bear all credit risk.

We also provide delivery and product management services for which the associated revenues are recognized upon completion of services. These revenues represent less than 1% of our net sales.

All revenues recognized are net of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been insignificant for fiscal 2007, fiscal 2006 and fiscal 2005.

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At December 29, 2007 and December 30, 2006, these reserves totaled $10.5 million and $7.7 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for fiscal 2007, fiscal 2006 and fiscal 2005.

Inventories

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At December 29, 2007, the lower of cost or market reserve totaled $0.02 million. The market value of our inventory exceeded its cost at December 30, 2006.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past six months or has turn days in excess of 365 days, excluding some specific specialty product items, or is being discontinued. At December 29, 2007 and December 30, 2006, our damaged and inactive inventory reserves totaled $4.4 million and $5.1 million, respectively. Adjustments to earnings resulting from revisions to inactive estimates have been insignificant for fiscal 2007, fiscal 2006 and fiscal 2005.

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

Under the modified prospective transition method, compensation expense recognized in fiscal 2007 and fiscal 2006 included: (a) compensation expense for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Results of prior periods have not been restated.

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

Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of December 29, 2007, there was $3.2 million, $2.1 million $0.4 million and $0.4 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares is expected to be recognized over a period of 3.0 years, 2.7 years, 2.3 years and 2.0 years, respectively.

For fiscal 2007, fiscal 2006 and fiscal 2005 our total stock-based compensation expense was $3.6 million, $3.1 million, and $2.2 million, respectively. We also recognized related income tax benefits of $1.4 million, $1.2 million and $0.9 million, respectively.

Consideration Received from Vendors and Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At December 29, 2007 and December 30, 2006, the vendor rebate receivable totaled $7.5 million and $10.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for fiscal 2007, fiscal 2006 and fiscal 2005.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At December 29, 2007 and December 30, 2006, the customer rebate payable totaled $11.1 million and $14.0 million, respectively.

Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for fiscal 2007, fiscal 2006 and fiscal 2005.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Our judgment regarding the existence of impairment indicators is based on market and operational performance. There have been no adjustments to earnings resulting from the impairment of long-lived assets for fiscal 2007, fiscal 2006 or fiscal 2005.

Income Taxes

Deferred income tax assets and income tax benefits are provided for temporary differences between amounts recorded for financial reporting and income tax purposes. If, for some reason, the combination of future years income (or loss) combined with the reversal of temporary differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.

In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.

The Company has recorded deferred income tax assets of $22 million at December 29, 2007, reflecting the benefit of $56 million of deductible temporary differences. Realization is dependent on generating sufficient taxable income. The Company believes the deferred income tax assets will be realized through taxable income generated during available loss carryback periods and future taxable income, including but not limited to taxable income that would be generated by the implementation of feasible and prudent tax planning strategies. Although realization is not assured, management believes that it is more likely than not that all of the deferred income tax assets will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of taxable income available via loss carryback are reduced or if we are unable to implement existing tax planning strategies. During 2008, we will continue to closely monitor the current economic downturn in the housing and construction sectors on a quarterly basis. Should conditions reach a level during 2008 that necessitates the recording of a valuation allowance against our deferred income tax assets based upon all of the evidence, both positive and negative, it will be recorded in the period that such changes in estimates are made. The recording of a valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings.

In 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a discussion of whether to file or not to file a return in a particular jurisdiction). The cumulative effect of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings. Adoption of FIN 48 on December 31, 2006 did not have a material effect on our consolidated financial position or results of operations.

Restructuring Charges

During the fourth quarter of fiscal 2007, we recorded restructuring charges totaling $17.1 million related to certain cost reduction initiatives. In connection with those cost reduction initiatives, we vacated leased office space. We accounted for the transaction in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability be recognized for the cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). Our restructuring charges include the estimated losses on the vacated facility based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs were included in “Selling, general and administrative” expense in the Consolidated Statement of Operations and in “Other current liabilities”, and in “Other long-term liabilities” on the Consolidated Balance Sheet at December 29, 2007.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We are currently assessing the impact of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS 141 (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.

In February, 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to adopt the fair value option in measuring certain financial assets and liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings for fiscal 2007. Adoption on December 31, 2006 did not have a material effect on our consolidated financial position or results of operations.

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

We believe that general inflation did not significantly affect our operating results or markets in fiscal 2007, fiscal 2006 or fiscal 2005. As discussed above, our results of operations were both favorably and unfavorably impacted by increases and decreases in the pricing of certain commodity-based products. Commodity price fluctuations have from time to time created cyclicality in our financial performance and may do so in the future.

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

We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge are reflected in current period earnings. These amounts were immaterial during fiscal 2007 and fiscal 2006.

At December 29, 2007 and December 30, 2006, the fair value of the interest rate swap was a liability of $7.1 million and $2.5 million, respectively. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheet. Accumulated other comprehensive income at December 29, 2007 and December 30, 2006 included the net loss on the cash flow hedge (net of tax) of $4.3 million and $1.5 million, respectively, which reflects the cumulative amount of comprehensive loss in connection with the change in fair value of the swap.

Additionally, interest was capped pursuant to a rate cap agreement that caps 30-day LIBOR exposure at 6.0% on $165 million of our variable rate revolving credit facility. The interest rate cap agreement expired in November 2007. Fluctuations in the fair value of the interest rate cap agreement were recognized in current period earnings. These amounts, as well as the fair value of the cap, were immaterial during fiscal 2007.

Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. A change of 100 basis points in the market rate of interest would impact interest expense by approximately $0.3 million based on borrowings outstanding at December 29, 2007. Additionally, to the extent changes in interest rates impact the housing market, we would be impacted by such changes.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission set forth in Internal Control — Integrated Framework. Based on our assessment, our management concluded that, as of December 29, 2007, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited our financial statements included in this Form 10-K and has issued its report on the effectiveness of internal control over financial reporting as of December 29, 2007, which is included herein.

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of BlueLinx Holdings Inc.

We have audited BlueLinx Holdings Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BlueLinx Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, BlueLinx Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of BlueLinx Holdings Inc. and subsidiaries and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of BlueLinx Holdings Inc.

We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlueLinx Holdings Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the consolidated results of their operations and cash flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, in 2006, BlueLinx Holdings Inc. adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans” and adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

Also as discussed in Note 2, in 2007, BlueLinx Holdings Inc. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BlueLinx Holdings Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 26, 2008

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash	$15,759	$27,042
Receivables, less allowances of $10,536 in fiscal 2007 and $7,736 in fiscal 2006	263,176	307,543
Inventories, net	335,887	410,686
Deferred income taxes	12,199	9,024
Other current assets	53,231	44,948

Total current assets	680,252	799,243

Property, plant, and equipment:
Land and improvements	57,295	56,985
Buildings	98,420	95,814
Machinery and equipment	67,217	61,955
Construction in progress	4,212	2,025

Property, plant, and equipment, at cost	227,144	216,779
Accumulated depreciation	(54,702)	(38,530)

Property, plant, and equipment, net	172,442	178,249
Non-current deferred income taxes	2,628	—
Other assets	28,114	26,870

Total assets	$883,436	$1,004,362

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164,717	$195,815
Bank overdrafts	37,152	50,241
Accrued compensation	10,372	8,574
Current maturities of long-term debt	—	9,743
Other current liabilities	19,280	14,633

Total current liabilities	231,521	279,006

Non-current liabilities:
Long-term debt	478,535	522,719
Deferred income taxes	—	1,101
Other non-current liabilities	18,557	12,137

Total liabilities	728,613	814,963

SHAREHOLDERS’ EQUITY
Common Stock, $0.01 par value, 100,000,000 shares authorized; 31,224,959 and 30,909,630 shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively	312	309
Additional paid-in-capital	142,081	138,066
Accumulated other comprehensive income	5,426	412
Retained earnings	7,004	50,612

Total shareholders’ equity	154,823	189,399

Total liabilities and shareholders’ equity	$883,436	$1,004,362

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands, except share data)

Net sales	$3,833,910	$4,899,383	$5,622,071
Cost of sales	3,441,964	4,419,576	5,109,632

Gross profit	391,946	479,807	512,439

Operating expenses:
Selling, general, and administrative	372,754	381,554	378,008
Depreciation and amortization	20,924	20,724	18,770

Total operating expenses	393,678	402,278	396,778

Operating income (loss)	(1,732)	77,529	115,661
Non-operating expenses (income):
Interest expense	43,660	46,164	42,311
Charges associated with mortgage refinancing	—	4,864	—
Other expense (income), net	(370)	320	186

Income (loss) before provision for (benefit from) income taxes	(45,022)	26,181	73,164
Provision for (benefit from) income taxes	(17,077)	10,349	28,561

Net income (loss)	$(27,945)	$15,832	$44,603

Basic weighted average number of common shares outstanding	30,848	30,618	30,195

Basic net income (loss) per share applicable to common shares	$(0.91)	$0.52	$1.48

Diluted weighted average number of common shares outstanding	30,848	30,779	30,494

Diluted net income (loss) per share applicable to common shares	$(0.91)	$0.51	$1.46

Dividends declared per common share	$0.50	$0.50	$0.50

Comprehensive income:
Net income (loss)	$(27,945)	$15,832	$44,603
Other comprehensive income (loss):
Foreign currency translation, net of taxes	1,912	(58)	276
Unrealized net gain from pension plan, net of taxes	5,856	983	—
Unrealized loss from cash flow hedge, net of taxes	(2,754)	(1,536)	—
Minimum pension liability, net of taxes	—	—	1,536

Comprehensive income (loss)	$(22,931)	$15,221	$46,415

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(27,945)	$15,832	$44,603
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	20,924	20,724	18,770
Amortization of debt issue costs	2,431	2,628	3,629
Charges associated with mortgage refinancing	—	4,864	—
Non-cash vacant property charges	11,037	—	—
Deferred income tax benefit	(9,526)	(3,700)	(368)
Gain from insurance settlement	(1,698)	—	—
Share-based compensation	3,500	2,921	2,170
Excess tax benefits from share-based compensation arrangements	(20)	(891)	(71)
Changes in assets and liabilities:
Receivables	44,367	94,113	(30,609)
Inventories	74,799	66,504	36,889
Accounts payable	(31,098)	(131,594)	56,605
Changes in other working capital	(6,211)	(4,889)	(12,675)
Other	(718)	(3,308)	5,994

Net cash provided by operating activities	79,842	63,204	124,937

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(9,391)	(16,908)
Property, plant and equipment investments	(13,141)	(9,601)	(12,744)
Proceeds from disposition of assets	4,071	822	1,153

Cash used in investing activities	(9,070)	(18,170)	(28,499)

Cash flows from financing activities:
Issuance of common stock, net	—	—	8,548
Proceeds from stock options exercised	496	1,913	258
Excess tax benefits from share-based compensation arrangements	20	891	71
Net decrease in revolving credit facility	(53,927)	(138,388)	(111,253)
Proceeds from new mortgage	—	295,000	—
Debt financing costs	—	(6,703)	(570)
Retirement of old mortgage	—	(165,000)	—
Prepayment fees associated with old mortgage	—	(2,475)	—
Increase (decrease) in bank overdrafts	(13,089)	(12,151)	30,359
Common dividends paid	(15,591)	(15,400)	(15,103)
Other	36	1	—

Net cash used in financing activities	(82,055)	(42,312)	(87,690)

Increase (decrease) in cash	(11,283)	2,722	8,748
Cash balance, beginning of period	27,042	24,320	15,572

Cash balance, end of period	$15,759	$27,042	$24,320

Supplemental Cash Flow Information
Income taxes paid during the period	$991	$21,467	$33,067

Interest paid during the period	$40,037	$42,636	$38,502

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-In-	Comprehensive	Retained
BlueLinx Holdings Inc.	Shares	Amount	Capital	Income (Loss)	Earnings	Totals
	(In thousands)

Balance, January 1, 2005	29,500	295	121,306	(789)	20,680	141,492
Net income	—	—	—	—	44,603	44,603
Foreign currency translation adjustment, net of tax	—	—	—	276	—	276
Amount related to minimum pension liability, net of tax	—	—	—	1,536	—	1,536
Issuance of common stock — initial public offering, net	685	7	8,541	—	—	8,548
Proceeds from stock options exercised	66	1	258	—	—	259
Excess tax benefits from share-based compensation arrangements	—	—	71	—	—	71
Compensation related to share-based grants	—	—	2,170	—	—	2,170
Common dividends paid	—	—	—	—	(15,103)	(15,103)

Balance, December 31, 2005	30,251	303	132,346	1,023	50,180	183,852
Net income	—	—	—	—	15,832	15,832
Foreign currency translation adjustment, net of tax	—	—	—	(58)	—	(58)
Unrealized net gain from pension plan, net of tax	—	—	—	983	—	983
Unrealized loss from cash flow hedge, net of tax	—	—	—	(1,536)	—	(1,536)
Proceeds from stock options exercised	512	5	1,908	—	—	1,913
Issuance of restricted stock	147	1	—	—	—	1
Excess tax benefits from share-based compensation arrangements	—	—	891	—	—	891
Compensation related to share-based grants	—	—	2,921	—	—	2,921
Common dividends paid	—	—	—	—	(15,400)	(15,400)

Balance, December 30, 2006	30,910	$309	$138,066	$412	$50,612	$189,399
Net loss	—	—	—	—	(27,945)	(27,945)
Foreign currency translation adjustment, net of tax	—	—	—	1,912	—	1,912
Unrealized net gain from pension plan, net of tax	—	—	—	5,856	—	5,856
Unrealized loss from cash flow hedge, net of tax	—	—	—	(2,754)	—	(2,754)
Unrealized loss from adoption of FIN 48, net of tax	—	—	—	—	(72)	(72)
Proceeds from stock options exercised	132	1	495	—	—	496
Issuance of restricted stock	182	2	—	—	—	2
Excess tax benefits from share-based compensation arrangements	—	—	20	—	—	20
Compensation related to share-based grants	—	—	3,500	—	—	3,500
Common dividends paid	—	—	—	—	(15,591)	(15,591)

Balance, December 29, 2007	31,224	$312	$142,081	$5,426	$7,004	$154,823

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Background

Basis of Presentation

BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation (BlueLinx Holdings Inc. and its subsidiaries are collectively referred to as the “Company”), is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of December 29, 2007, we distributed more than 10,000 products to approximately 11,500 customers through our network of more than 80 warehouses and third-party operated warehouses. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year is a 52-week or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal 2007, fiscal 2006 and fiscal 2005 each contained 52 weeks. Certain 2006 and 2005 amounts have been reclassified to conform with 2007 presentation.

Nature of Operations

We are a wholesale supplier of building products in North America. We distribute building products including lumber, structural panels (including plywood and oriented strand board), hardwood plywood, roofing, insulation, metal products, vinyl siding and particleboard. These products are sold to a diversified customer base, including independent building materials dealers, industrial and manufactured housing builders and home improvement centers. Net sales by product category are summarized below:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Dollars in millions)

Sales by category
Structural products	$2,098	$2,788	$3,548
Specialty products	1,802	2,197	2,143
Unallocated allowances and adjustments	(66)	(86)	(69)

Total sales	$3,834	$4,899	$5,622

Suppliers

As of December 29, 2007, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts and freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, consigned inventory and extended payment terms.

Purchases of products manufactured by Georgia-Pacific Corporation (“Georgia-Pacific”) accounted for approximately 25% and approximately 24% of total purchases in fiscal 2007 and fiscal 2006, respectively, with no other supplier accounting for more than 4% of our fiscal 2007 purchases. We have entered into a Master Purchase, Supply & Distribution Agreement with Georgia-Pacific, or the Supply Agreement. The Supply Agreement details distribution rights by product categories, including exclusivity rights and minimum supply volume commitments from Georgia-Pacific with respect to certain products. This agreement also details our purchase obligations by product categories, including substantial minimum purchase volume commitments with respect to most of the products supplied to us. Based on 2007 average market prices, our purchase obligation under this agreement is approximately $0.5 billion for the next two years. If we fail or refuse to purchase any products that we are obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has the right to sell products to third parties and for certain products terminate our exclusivity, and we may be required to pay monetary penalties. The agreement has a five-year initial term expiring on May 7, 2009, and remains continuously in effect thereafter unless it is terminated. Termination of the Supply Agreement requires two years’ notice, exercisable after year four of the agreement. The Supply Agreement may be terminated by either party for material breach. However, if the material breach only affects one or more, but not all, of the product categories, the non-breaching party may only terminate the Supply Agreement in respect of the affected product categories, and the Supply Agreement will remain in full force with respect to the remaining product categories. The Supply Agreement also provides for certain advertising, marketing and promotion arrangements between BlueLinx and Georgia-Pacific for certain products. In addition, we have been granted a limited, non-exclusive, royalty-free, fully paid license to use certain proprietary information and intellectual property of Georgia-Pacific.

Business Combinations

We account for business combinations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which requires the valuation of assets and liabilities acquired at fair value on the date of the purchase.

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

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At December 29, 2007 and December 30, 2006, these reserves totaled $10.5 million and $7.7 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for fiscal 2007, fiscal 2006 and fiscal 2005.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Our judgment regarding the existence of impairment indicators is based on market and operational performance. There have been no adjustments to earnings resulting from the impairment of long-lived assets for fiscal 2007, fiscal 2006 or fiscal 2005.

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

All product sales are recorded at gross in accordance with the guidance outlined by EITF 99-19 and in accordance with standard industry practice. The key indicators used to determine this are as follows:

•	We are the primary obligor responsible for fulfillment;

•	We hold title to all reload inventory and are responsible for all product returns;

•	We control the selling price for all channels;

•	We select the supplier; and

•	We bear all credit risk.

We also provide delivery and product management services for which the associated revenues are recognized upon completion of services. These revenues represent less than 1% of our net sales.

All revenues recognized are net of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on estimated obligations and our historical experience.

Shipping and Handling

Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in selling, general and administrative expenses were $137 million, $143 million and $144 million for fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses of $6.5 million, $10.7 million and $8.1 million were included in selling, general and administrative expenses for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Common Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and restricted stock using the treasury stock method.

We have excluded stock options to purchase 1,490,295 shares, 1,374,942 shares and 774,000 shares for fiscal 2007, fiscal 2006 and fiscal 2005, respectively, because they were anti-dilutive. In addition, we have excluded 555,559 and 147,412 restricted stock and performance share awards for fiscal 2007 and fiscal 2006, respectively, because they were anti-dilutive.

Common Stock Dividends

On each of January 22, May 3, August 6 and October 31, 2007, our Board of Directors declared a quarterly dividend of $0.125 per share on the Company’s common stock. Our controlling shareholder, Cerberus ABP Investor LLC (“Cerberus”), received total dividends of approximately $9.1 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, as a result of its ownership of 18,100,000 shares of our common stock.

On December 5, 2007, we suspended the payment of dividends on our common stock for an indefinite period of time. As discussed in footnote 8, our revolving credit facility limits distributions by our operating company to us, which, in turn, may limit our ability to pay dividends to holders of our common stock.

Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At December 29, 2007, the lower of cost or market reserve totaled $0.02 million. The market value of our inventory exceeded its cost at December 30, 2006.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past six months, has turn days in excess of 365 days, excluding some specific specialty product items, or is being discontinued. At December 29, 2007, December 30, 2006 and December 31, 2005, our damaged and inactive inventory reserves totaled $4.4 million, $5.1 million and $2.7 million, respectively. Adjustments to earnings resulting from revisions to inactive estimates have been insignificant for fiscal 2007, fiscal 2006 and fiscal 2005.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2007, we capitalized $3.9 million of costs for internally developed software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 2 to 18 years for land improvements, 5 to 40 years for buildings, and 3 to 7 years for machinery and equipment, which includes mobile equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income. Depreciation expense totaled $18.0 million, $17.0 million and $15.2 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Intangible Assets with Definite Useful Lives

Our intangible assets with definite useful lives are comprised of customer relationships, internally developed software, supply agreements, trade names and non-compete agreements. These assets each totaled $8.5 million, $4.1 million, $5.3 million, $0.3 million and $0.2 million, respectively. These assets are being amortized over a period of 6.0 years, 3.0 years, 6.0 years, 1.0 year and 3.3 years, respectively. Amortization expense for intangible assets was $3.0 million, $3.7 million and $3.5 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Accumulated amortization totaled $12.4 million at December 29, 2007, which included accumulated amortization for customer relationships, internally developed software, supply agreements, trade names, and non-compete agreements of $4.7 million, $4.1 million, $3.2 million, $0.3 million, and $0.1 million, respectively. At December 2006, accumulated amortization totaled $9.4 million, which included accumulated amortization for customer relationships, internally developed software, supply agreements, trade names and non-compete agreements of $3.3 million, $3.6 million, $2.3 million, $0.2 million and $0.03 million, respectively.

Estimated amortization expense for each of the five succeeding years is as follows:

(In thousands)

For fiscal 2008	$2,378
For fiscal 2009	$2,351
For fiscal 2010	$947
For fiscal 2011	$234
For fiscal 2012	$119

Intangible Assets with Indefinite Useful Lives

The acquisition of Austin Hardwoods resulted in goodwill in the amount of $0.7 million. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. To test for impairment, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. This second test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

In accordance with SFAS No. 142, we conducted impairment testing on our goodwill as of our November month-end testing date. We used the discounted estimated future cash flows methodology to determine the fair value of reporting units with goodwill. Assumptions critical to our fair value estimates were: (i) the present value factors used in determining the fair value of the reporting unit (ii) projected sales growth rates used in the reporting unit model; (iii) projected EBITDA multiple used in the derivation of the terminal year value. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. We compared the fair value of the reporting unit to its carrying amount. This process indicated that the fair value of the reporting unit exceeded its carrying amount and, as a result, the goodwill is not considered impaired.

Restructuring Charges

During the fourth quarter of fiscal 2007, we vacated leased office space. We accounted for the transaction in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability be recognized for a cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). Our restructuring charges include the estimated losses on the vacated facility based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs were included in “Selling, general and administrative” expense in the Consolidated Statement of Operations and in “Other current liabilities”, and in “Other non-current liabilities” on the Consolidated Balance Sheet at December 29, 2007.

Additionally, during the fourth quarter of fiscal 2007, we recorded severance and outplacement costs totaling $5.6 million based on the terms of our existing severance plan. These charges were included in “Selling, general and administrative” expense in the Consolidated Statement of Operations and in “Accrued compensation” on the Consolidated Balance Sheet at December 29, 2007.

The following table displays the restructuring activity and liability balances:

	Exit		Severance
	Costs		Costs	Total
	(In thousands)

Balance at December 30, 2006	$—		$—	$—
Charges	11,326	(1)	5,617	16,943
Payments	—		(4,209)	(4,209)
Accretion of liability	—		—	—

Balance at December 29, 2007	$11,326		$1,408	$12,734

(1)	Amount excludes moving expenses requiring cash expenditures.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensated Absences and Termination Costs

We accrue for the costs of compensated absences to the extent that the employee’s right to receive payment relates to service already rendered, the obligation vests or accumulates, payment is probable and the amount can be reasonably estimated.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective transition method. Prior to 2006, we accounted for stock awards granted to employees under SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Under the modified prospective transition method, compensation expense recognized in fiscal 2007 and fiscal 2006 included: (a) compensation expense for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Results of prior periods have not been restated.

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

Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of December 29, 2007, there was $3.2 million, $2.1 million, $0.4 million and $0.4 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares is expected to be recognized over a period of 3.0 years, 2.7 years, 2.3 years and 2.0 years, respectively.

For fiscal 2007, fiscal 2006 and fiscal 2005 our total stock-based compensation expense was $3.6 million $3.1 million, and $2.2 million, respectively. We also recognized related income tax benefits of $1.4 million, $1.2 million and $0.9 million, respectively.

Income Taxes

Deferred income taxes are provided using the asset and liability method under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income.

In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a discussion of whether to file or not to file a return in a particular jurisdiction). The cumulative effect of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings for fiscal 2007. Adoption of FIN 48 on December 31, 2006, the first day of our 2007 fiscal year, did not have a material effect on our consolidated financial position or results of operations.

Foreign Currency Translation

The functional currency for our Canadian operations is the Canadian dollar. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in shareholders’ equity. Foreign currency transaction gains and losses are reflected in the accompanying financial statements. Accumulated other comprehensive at December 29, 2007 and December 30, 2006 included the gain from foreign currency translation (net of tax) of $2.9 million and $1.0 million, respectively.

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

We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge are reflected in current period earnings. These amounts were immaterial during fiscal 2007 and fiscal 2006.

At December 29, 2007 and December 30, 2006, the fair value of the interest rate swap was a liability of $7.1 million and $2.5 million, respectively. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheet. Accumulated other comprehensive income at December 29, 2007 and December 30, 2006 included the net loss on the cash flow hedge (net of tax) of $4.3 million and $1.5 million, respectively, which reflects the cumulative amount of comprehensive loss in connection with the change in fair value of the swap.

Additionally, interest was capped pursuant to a rate cap agreement that caps 30-day LIBOR exposure at 6.0% on $165 million of our variable rate revolving credit facility. The interest rate cap agreement expired in November 2007. Fluctuations in the fair value of the interest rate cap agreement were recognized in current period earnings. These amounts, as well as the fair value of the cap, were immaterial during fiscal 2007, fiscal 2006 and fiscal 2005.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

We had restricted cash of $12.9 million and $7.3 million at December 29, 2007 and December 30, 2006, respectively. Restricted cash primarily includes amounts held in escrow related to our interest rate swap (see Note 8) and mortgage (see Note 9). Restricted cash is included in “Other Current Assets” and “Other Assets” on the accompanying balance sheet.

Financial Instruments

Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. At December 29, 2007, the fair value of our mortgage was $314 million compared to the carrying value of $295 million.

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

New Accounting Standards

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We are currently assessing the impact of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS 141 (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.

In February, 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to adopt the fair value option in measuring certain financial assets and liabilities.

As discussed in footnote 6, on December 30, 2006, we adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for our year ended January 3, 2009. Adoption of the measurement date provisions of SFAS No. 158 on December 30, 2007, the first day of fiscal 2008, did not have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings for fiscal 2007. Adoption on December 31, 2006 did not have a material effect on our consolidated financial position, results of operations or cash flows.

3.	Income Taxes

Our provision for (benefit from) income taxes consists of the following:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Federal income taxes:
Current	$(7,420)	$11,902	$23,625
Deferred	(7,627)	(3,060)	(143)
State income taxes:
Current	(1,106)	1,814	4,877
Deferred	(2,012)	(758)	(262)
Foreign income taxes:
Current	975	333	427
Deferred	113	118	37

Provision for (benefit from) income taxes	$(17,077)	$10,349	$28,561

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The federal statutory income tax rate was 35%. Our provision for income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Provision for (benefit from) income taxes computed at the federal statutory tax rate	$(15,758)	$9,163	$25,607
State income taxes, net of federal benefit	(1,579)	898	2,926
Other	260	288	28

Provision for (benefit from) income taxes	$(17,077)	$10,349	$28,561

Our income before income taxes for our Canadian operations was $2.5 million for fiscal 2007, $2.9 million for fiscal 2006 and $1.7 million for fiscal 2005.

Approximately $4.3 million and $6.8 million of tax benefits were included in accumulated other comprehensive income relating to our interest rate swap (see note 8) and our pension plan (see note 6), respectively.

The components of our net deferred income tax assets (liabilities) are as follows:

	December 29,	December 30,
	2007	2006
	(In thousands)

Deferred income tax assets:
Inventory	$4,301	$4,216
Compensation-related accruals	5,370	3,780
Accruals and reserves	443	1,747
Pension	—	2,515
Accounts receivable	3,489	2,274
Restructuring costs	4,417	—
Derivatives	2,743	982
Other	1,168	248

	$21,931	$15,762

Deferred income tax liabilities:
Intangible assets	(1,852)	(2,711)
Property, plant and equipment	(3,594)	(4,056)
Pension	(721)	—
Other	(937)	(1,072)

	(7,104)	(7,839)

Deferred income tax assets, net	$14,827	$7,923

Deferred income tax assets and income tax benefits are provided for temporary differences between amounts recorded for financial reporting and income tax purposes. If, for some reason, the combination of future years income (or loss) combined with the reversal of temporary differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), we evaluate our deferred tax

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.

In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.

The Company has recorded deferred income tax assets of $22 million at December 29, 2007 reflecting the benefit of $56 million of deductible temporary differences. Realization is dependent on generating sufficient taxable income. The Company believes the deferred income tax assets will be realized through taxable income generated during available loss carryback periods and future taxable income, including but not limited to taxable income that would be generated by the implementation of feasible and prudent tax planning strategies. Although realization is not assured, management believes that it is more likely than not that all of the deferred income tax assets will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of taxable income available via loss carryback are reduced or if we are unable to implement existing tax planning strategies. During 2008, we will continue to closely monitor the current economic downturn in the housing and construction sectors on a quarterly basis. Should conditions reach a level during 2008 that necessitates the recording of a valuation allowance based upon all of the evidence, both positive and negative, it will be recorded in the period that such changes in estimates are made. The recording of a valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings.

On December 31, 2006, we adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, we recognized an increase of $0.1 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the December 31, 2006 balance of retained earnings.

The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands)

Balance at December 31, 2006	$111
Increases related to current year tax positions	57
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	—
Settlements	(18)

Balance at December 29, 2007	$150

Included in the unrecognized tax benefits of $0.1 million at December 29, 2007 was $0.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued a nominal amount of interest related to these unrecognized tax benefits during 2007, and this amount is reported in the interest expense line of the financial statements. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state and foreign tax authorities.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Receivables

We have a diversified customer base concentrated in the building products business. Credit risk is monitored and provisions for expected losses are provided as determined necessary by management. We generally do not require collateral.

The following reflects our activity in receivables related reserve accounts:

	Beginning		Expense/	Write offs and	Ending
	Balance	Acquisitions	(Income)	Other, Net	Balance
	(In thousands)

Fiscal 2005
Allowance for doubtful accounts and related reserves	$13,407	$75	$678	$(3,215)	$10,945
Fiscal 2006
Allowance for doubtful accounts and related reserves	$10,945	$45	$556	$(3,810)	$7,736
Fiscal 2007
Allowance for doubtful accounts and related reserves	$7,736	$—	$6,975	$(4,175)	$10,536

5.	Stock-Based Compensation

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

On May 12, 2006, our shareholders approved the 2006 Plan. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards. We reserved 1,700,000 shares of our common stock for issuance under the 2006 Plan. The terms and conditions of awards under the 2006 Plan are determined by the administrator for each grant. Awards issued under the 2006 Plan are subject to accelerated vesting in the event of a change in control as such event is defined in the 2006 Plan.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 29, 2007, the Board of Directors’ Compensation Committee granted certain of our executive officers awards in the form of restricted shares of our common stock. Additionally, the Board granted certain other key employees restricted stock units equivalent in cash value to restricted shares with respect to our common stock. The restricted stock awards were granted pursuant to and are subject to the terms of the 2006 Plan. The restricted stock unit awards were granted pursuant to the terms of the 2006 Long-Term Incentive Plan for Key Senior Managers which does not provide for the issuance of equity or any other awards convertible to or exchangeable for equity.

The restricted stock and restricted stock unit awards vest on March 29, 2012, five years after the grant date. However, the awards may vest earlier in their entirety (or portion, as appropriate) upon the attainment of certain minimum performance goals. Upon vesting of all or any portion of the restricted stock units, we will pay a cash amount equivalent to the fair market value of the shares of our common stock on the date when the award vests. The restricted stock units are not convertible to or exchangeable for equity.

On January 8, 2008, the Compensation Committee granted 529,609 restricted shares of our common stock and 587,067 performance shares to certain of our executive officers.

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

Under the modified prospective transition method, compensation expense recognized in fiscal 2007 included: (a) compensation expense for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Results of prior periods have not been restated.

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

Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of December 29, 2007, there was $3.2 million, $2.1 million $0.4 million and $0.4 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares is expected to be recognized over a period of 3.0 years, 2.7 years, 2.3 years and 2.0 years, respectively.

For fiscal 2007, fiscal 2006 and fiscal 2005, our total recognized stock-based compensation expense was $3.6 million, $3.1 million and $2.2 million, respectively. Stock-based compensation expense is recognized in selling, general and administrative expense in our statement of operations. We also recognized related income tax benefits of $1.4 million, $1.2 million and $0.9 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

The total fair value of the options vested for fiscal 2007, fiscal 2006 and fiscal 2005 was $2.3 million, $2.0 million and $2.7 million, respectively.

Cash proceeds from the exercise of stock options totaled $0.5 million for fiscal 2007. In addition, SFAS No. 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense as both a financing cash inflow and an operating cash outflow upon adoption. We included $0.02 million of excess tax benefits in cash flows from financing activities for fiscal 2007.

For fiscal 2006, cash proceeds from the exercise of stock options totaled $1.9 million. In addition, we included $0.9 million of excess tax benefits in cash flows from financing activities for fiscal 2006.

The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of time-based options and performance-based options granted during fiscal 2007:

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

Performance-based options include options for which the financial target has been set by the board of directors, or a committee thereof. On February 14, 2007, the compensation committee set the financial target for 60,375 options subject to vesting criteria in 2007.

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

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of options granted during fiscal 2005:

	Chief	Time-
	Executive Officer	Based
	Options*	Options**

Risk free interest rate	4.40%	4.39%
Expected dividend yield	3.90%	4.45%
Expected life	7 years	7 years
Expected volatility	50%	48%
Weighted average fair value	$4.76	$3.90

*	Exercise price exceeded market price at date of grant.

**	Exercise price equaled market price at date of grant.

In determining the expected life, we did not rely on our historical exercise data as it does not provide a reasonable basis upon which to estimate future expected lives due to limited experience of employee exercises. Instead, we followed a simplified method based on the vesting term and contractual term as permitted under SEC Staff Accounting Bulletin No. 107.

The range of risk-free rates for fiscal 2007, fiscal 2006 and fiscal 2005 was from 4.78% to 5.10%, 4.34% to 5.05% and 3.93% to 4.60%, respectively.

The expected volatility is based on the historical volatility of our common stock.

The table below includes certain additional information related to our outstanding employee stock options for the three years ended December 29, 2007 excluding 54,075 performance-based options for which the financial targets had not been set as of such time.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at Jan. 1, 2005	1,013,137	$3.75
Options exercisable at Jan. 1, 2005	—	—
Options granted	788,900	$13.38
Options exercised	(68,872)	$3.75
Options forfeited	(37,483)	$3.75

Options outstanding at Dec. 31, 2005	1,695,682	$8.23
Options exercisable at Dec. 31, 2005	395,525	$3.75
Options granted	672,242	$12.19
Options exercised	(508,845)	$3.75
Options forfeited	(141,548)	$3.90

Options outstanding at Dec. 30, 2006	1,717,531	$11.47
Options exercisable at Dec. 30, 2006	262,492	$10.09
Options granted	160,375	$8.58
Options exercised	(132,230)	$3.75
Options forfeited	(184,053)	$11.16
Options expired	(71,328)	$3.75

Options outstanding at Dec. 29, 2007	1,490,295	$12.24

Options exercisable at Dec. 29, 2007	648,233	$11.52

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Price Range	Options	Price	(in Years)	Options	Price

$3.75	170,004	$3.75	0.48	123,354	$3.75
$10.29-$15.10	1,320,291	$13.33	8.06	524,879	$13.35

	1,490,295			648,233

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the activity for our performance shares, restricted stock awards and restricted stock unit awards during fiscal 2007 and fiscal 2006:

	Performance Shares		Restricted Stock		Restricted Stock Units
		Weighted		Weighted		Weighted
	Number of	Average Fair	Number of	Average Fair	Number of	Average Fair
	Awards	Value	Awards	Value	Awards	Value

Outstanding at December 31, 2005	—	$—	—	$—	—	$—
Granted	—	$—	148,912	$13.99	124,200	$13.95
Vested	—	$—	—	$—	—	$—
Forfeited	—	$—	(1,500)	$14.01	(4,950)	$14.01

Outstanding at December 30, 2006	—	$—	147,412	$13.99	119,250	$13.95
Granted	245,025	$10.46	218,063	$10.50	99,325	$11.02
Vested	—	$—	—	$—	—	$—
Forfeited	(20,306)	$10.46	(34,635)	$12.18	(30,450)	$13.01

Outstanding at December 29, 2007	224,719	$10.46	330,840	$11.89	188,125	$12.56

The fair value of the restricted stock units will be marked-to-market each reporting period through the date of settlement. On December 29, 2007, the fair value of these awards was based on the closing price of our common stock of $4.05.

At December 29, 2007, the aggregate intrinsic value of stock-based awards outstanding and options exercisable was $3.1 million and $0.04 million, respectively (the intrinsic value of a stock-based award is the amount by which the market value of the underlying award exceeds the exercise price of the award). The intrinsic value of stock options exercised during fiscal 2007, fiscal 2006 and fiscal 2005 was $0.8 million, $5.2 million and $0.6 million, respectively.

6.	Employee Benefits

Defined Benefit Pension Plans

Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We do not expect to make any contributions to the hourly pension plan in fiscal 2008. Contributions to multiemployer plans are generally based on negotiated labor contracts. We contributed $1.4 million, $1.6 million and $1.5 million to union administered multiemployer pension plans for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the change in projected benefit obligation and the change in plan assets for the hourly pension plan:

	Fiscal Year Ended	Fiscal Year Ended
	December 29,	December 30,
	2007	2006
	(In thousands)

Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$71,875	$70,073
Service cost	2,506	2,689
Interest cost	4,216	4,045
Actuarial (gain) loss	(5,203)	(2,151)
Benefits paid	(2,923)	(2,781)

Projected benefit obligation at end of period	70,471	71,875

Change in plan assets:
Fair value of assets at beginning of period	$65,426	$62,695
Actual return on plan assets	9,815	5,512
Benefits paid	(2,923)	(2,781)

Fair value of assets at end of period	72,318	65,426

Funded (Unfunded) Status of Plan	$1,847	$(6,449)

On December 30, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for our year ended January 3, 2009. We used September 30, 2007 as the measurement date for the hourly pension plan. SFAS No. 158 requires us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. As of December 29, 2007, the net funded status of our benefit plan was $1.8 million and was included in “Other assets” on our Consolidated Balance Sheet. As of December 30, 2006, the net unfunded status of our benefit plan was $6.4 million and was included in “Other non-current liabilities” on our Consolidated Balance Sheet. The net adjustment to other comprehensive income for fiscal 2007 and fiscal 2006 was $9.6 million ($5.9 million net of tax) and $1.6 million ($1.0 million net of tax), respectively, which represents the net unrecognized actuarial gain and unrecognized prior service

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost. The effects of adopting the provisions of SFAS No. 158 on our Consolidated Balance Sheet at December 29, 2007 and December 30, 2006, are presented in the following table.

The funded status and the amounts recognized on the accompanying balance sheets for the hourly pension plan are set forth in the following table:

	December 29,	December 30,
	2007	2006
	(In thousands)

Funded status	$1,847	$(6,449)
Unrecognized prior service cost	21	23
Unrecognized actuarial gain	(11,228)	(1,634)

Net amount recognized	$(9,360)	$(8,060)

Amounts recognized on the balance sheet consist of:
Accrued pension asset (liability)	1,847	(6,449)
Accumulated other comprehensive income (pre-tax)	(11,207)	(1,611)

Net amount recognized	$(9,360)	$(8,060)

The portions of the prior service cost and estimated net gain for the hourly pension plan that are expected to be amortized from Accumulated Other Comprehensive Income into net periodic cost over the next fiscal year are $0 and $0.4 million, respectively.

The accumulated benefit obligation for the hourly pension plan was $68.9 million and $70.3 million at December 29, 2007 and December 30, 2006, respectively.

Net periodic pension cost for our pension plans included the following:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Service cost	$2,506	$2,689	$2,600
Interest cost on projected benefit obligation	4,216	4,045	3,879
Expected return on plan assets	(5,424)	(5,200)	(4,836)
Amortization of unrecognized prior service cost	1	2	—

Net periodic pension cost	$1,299	$1,536	$1,643

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	December 29,	December 30,
	2007	2006

Projected benefit obligation:
Discount rate	6.45%	6.00%
Average rate of increase in future compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%
Net periodic pension cost
Discount rate	6.00%	5.90%
Average rate of increase in future compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%

Our percentage of fair value of total assets by asset category as of our measurement date, which falls on the last day of our third fiscal quarter, are as follows:

	September 29,	September 30,
Asset Category	2007	2006

Equity securities — domestic	61%	61%
Equity securities — international	16%	15%
Fixed income	23%	24%

Total	100%	100%

Investment policy and strategy

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments will be to maximize the long-term real growth of fund assets, while the role of fixed income investments will be to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We will review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary. Target allocations for 2008 are 60% domestic and 15% international equity investments, and 25% fixed income investments.

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Equity securities are expected to return 9% to 10% over the long-term, while debt securities are expected to return between 5% and 6%.

Our estimated future benefit payments reflecting expected future service are as follows:

Fiscal Year Ending	(In thousands)

January 3, 2009	$3,427
January 2, 2010	3,623
January 1, 2011	3,843
December 31, 2011	4,093
December 29, 2012	4,285
December 28, 2013 — December 30, 2017	26,272

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

Our employees also participate in several defined contribution plans. Contributions to the plans are based on employee contributions and compensation. Contributions to these plans totaled $5.1 million, $6.3 million and $12.2 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

7.	Inventory Reserve Accounts

The following reflects our activity for inventory reserve accounts:

	Beginning			Write-offs and	Ending
	Balance	Acquisitions	Expense	Other, net	Balance
	(In thousands)

Fiscal 2005
Obsolescence/damaged inventory reserve	$2,965	$204	$1,376	$(1,820)	$2,725
Lower of cost or market reserve	$1,041	$—	$134	$(1,175)	$—
Fiscal 2006
Obsolescence/damaged inventory reserve	$2,725	$24	$2,827	$(514)	$5,062
Lower of cost or market reserve	$—	$—	$117	$(117)	$—
Fiscal 2007
Obsolescence/damaged inventory reserve	$5,062	$—	$1,570	$(2,268)	$4,364
Lower of cost or market reserve	$—	$—	$125	$(104)	$21

8.	Revolving Credit Facility

On May 7, 2004, we entered into a revolving credit facility. The revolving credit facility, as amended, has a revolving loan limit of $800 million and matures on May 7, 2011. Advances under the revolving credit facility are made as prime rate loans or LIBOR loans at our election. The revolving credit facility loans are secured by a first priority security interest in all inventory and receivables and all other personal property. Our revolving loan limit of $800 million includes a term loan for $6 million used to refinance and consolidate certain loans made by the revolving loan lenders to us. Borrowing availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of December 29, 2007, we had outstanding borrowings of $184 million and availability of $222 million under the terms of the revolving credit facility. We classify the lowest projected balance of the credit facility over the next twelve months of $184 million as long term debt.

Interest rates payable upon such advances are based upon the prime rate or LIBOR rate, depending on the type of loan we choose, plus an applicable margin. The applicable interest rates for prime rate and Eurodollar loans are subject to adjustments based on our EBITDA amount as defined in the revolving credit facility. At December 29, 2007, the interest rate prevailing on the revolving credit facility was 7.1%. Under the revolving credit facility, as of December 29, 2007, we paid an unused line fee of 0.25% on the unused portion of the commitment. In fiscal 2006 we incurred $0.4 million of debt financing costs related to the revolving credit facility, which are being amortized over the term of the facility.

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

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge are reflected in current period earnings. These amounts were immaterial during fiscal 2007 and fiscal 2006.

At December 29, 2007 and December 30, 2006, the fair value of the interest rate swap was a liability of $7.1 million and $2.5 million, respectively. These balances were included in “Other current liabilities” and “Other long- term liabilities” on the Consolidated Balance Sheet. Accumulated other comprehensive income at December 29, 2007 and December 30, 2006 included the net loss on the cash flow hedge (net of tax) of $4.3 million and $1.5 million, respectively, which reflects the cumulative amount of comprehensive loss in connection with the change in fair value of the swap.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, interest was capped pursuant to a rate cap agreement that caps 30-day LIBOR exposure at 6.0% on $165 million of our variable rate revolving credit facility. The interest rate cap agreement expired in November 2007. Fluctuations in the fair value of the interest rate cap agreement were recognized in current period earnings. These amounts, as well as the fair value of the cap, were immaterial during fiscal 2007.

At December 29, 2007, we had outstanding letters of credit totaling $10.4 million, primarily for the purposes of securing collateral requirements under our casualty insurance programs and for guaranteeing payment of international purchases based on fulfillment of certain conditions.

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

The mortgage loan requires interest-only payments for the first five years followed by level monthly payments of principal and interest based on an amortization period of thirty years. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2011	$1,511
2012	3,172
2013	3,437
2014	3,665
2015	3,908
Thereafter	$279,307

10.	Related Party Transactions

Cerberus Capital Management, L.P., our equity sponsor, retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We believe that the terms of these consulting arrangements are favorable to us, or, alternatively, are materially consistent with those terms that would have been obtained by us in an arrangement with an unaffiliated third party. We have normal service, purchase and sales arrangements with other entities that are owned or controlled by Cerberus. We believe that these transactions are not material to our results of operations or financial position.

11.	Commitments and Contingencies

Operating Leases

Total rental expense was approximately $7.8 million, $6.8 million and $6.5 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 29, 2007, our total commitments under long-term, non-cancelable operating leases were as follows (in thousands):

2008	$8,118
2009	7,715
2010	6,697
2011	5,180
2012	4,534
Thereafter	27,061

Total	$59,305

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

Collective Bargaining Agreements

Approximately 30% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 11% of our work force will expire within one year.

Preference Claim

On November 19, 2004, we received a letter from Wickes Lumber, or Wickes, asserting that approximately $16 million in payments received by the Distribution Division of Georgia-Pacific Corporation during the 90-day period prior to Wickes’ January 20, 2004 Chapter 11 filing were preferential payments under section 547 of the United States Bankruptcy Code. BlueLinx Holdings Inc. and its operating subsidiary acquired the assets of the Distribution Division of Georgia–Pacific Corporation on May 7, 2004. On October 14, 2005, Wickes filed a lawsuit in the United States Bankruptcy Court for the Northern District of Illinois titled “Wickes Inc. v. Georgia Pacific Distribution Division (BlueLinx),” (Bankruptcy Adversary Proceeding No. 05-2322) asserting its claim. On November 14, 2005, we filed our answer to the complaint denying liability. Although the ultimate outcome of this matter cannot be determined with certainty, we believe Wickes’ assertion to be without merit and, in any event, subject to one or more complete defenses, including, but not limited to, that the payments were made and received in the ordinary course of business and were a substantially contemporaneous exchange for new value given to Wickes.

12.	Comprehensive Income (Loss)

Comprehensive income (loss) is a measure of income (loss) which includes both net income (loss) and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition into our income statement. Accumulated other comprehensive loss is separately presented on our balance sheet as part of shareholders’ equity. Other comprehensive income (loss) was $5.0 million,

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$(0.6) million and $1.8 million for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. The accumulated balances for each component of other comprehensive income (loss) were as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Foreign currency translation adjustment, net of tax	$2,877	$965	$1,023
Unrealized net gain from pension plan, net of tax	6,839	983	—
Unrealized loss from cash flow hedge, net of tax	(4,290)	(1,536)	—

Accumulated other comprehensive income	$5,426	$412	$1,023

13.	Unaudited Selected Quarterly Financial Data

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	March 31,	April 1,	June 30,	July 1,	September 29,	September 30,	December 29,	December 30,
	2007(a)	2006(b)	2007(c)	2006(d)	2007(e)	2006(f)	2007(g)	2006(h)
	(In thousands, except per share amounts)

Net sales	$957,114	$1,376,606	$1,081,990	$1,378,950	$1,015,888	$1,203,578	$778,918	$940,249
Gross profit	103,755	129,952	119,238	136,443	102,810	120,906	66,143	92,506
Net income(loss)	$(189)	$9,795	$5,434	$9,611	$890	$2,292	$(34,080)	$(5,866)
Basic net income (loss) per share applicable to common shares	$(0.01)	$0.32	$0.18	$0.31	$0.03	$0.07	$(1.10)	$(0.19)
Diluted net income (loss) per share applicable to common shares	$(0.01)	$0.32	$0.18	$0.31	$0.03	$0.07	$(1.10)	$(0.19)

(a)	During the three months ended March 31, 2007, basic and diluted weighted average shares were 30,800,483. Total share-based awards of 1,938,930 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(b)	During the three months ended April 1, 2006, basic and diluted weighted average shares were 30,417,488, and 30,712,709, respectively. Stock options to purchase 760,500 shares were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(c)	During the three months ended June 30, 2007, basic and diluted weighted average shares were 30,848,349 and 30,994,917, respectively. Total share-based awards of 1,489,842 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(d)	During the three months ended July 1, 2006, basic and diluted weighted average shares were 30,649,044 and 30,788,936, respectively. Total stock-based awards of 1,503,754 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(e)	During the three months ended September 29, 2007, basic and diluted weighted average shares were 30,852,572 and 30,951,401, respectively. Total share-based awards of 1,759,161 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(f)	During the three months ended September 30, 2006, basic and diluted weighted average shares were 30,662,219 and 30,782,273, respectively. Total share-based awards of 1,537,254 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(g)	During the three months ended December 29, 2007, basic and diluted weighted average shares were 30,889,802. Total share-based awards of 1,831,522 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	During the three months ended December 30, 2006, basic and diluted weighted average shares were 30,745,010. Total share-based awards of 1,537,254 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

14.	Supplemental Condensed Consolidating/Combined Financial Statements

The condensed consolidating financial information as of December 29, 2007 and December 30, 2006 and for fiscal 2007, fiscal 2006 and fiscal 2005 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see Note 8, Revolving Credit Facility, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated/combining financial statements are sixty-one single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended December 29, 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$3,833,910	$30,470	$(30,470)	$3,833,910
Cost of sales	—	3,441,964	—	—	3,441,964

Gross profit	—	391,946	30,470	(30,470)	391,946

Operating expenses:
Selling, general and administrative	1,198	401,528	498	(30,470)	372,754
Depreciation and amortization	—	16,680	4,244	—	20,924

Total operating expenses	1,198	418,208	4,742	(30,470)	393,678

Operating income (loss)	(1,198)	(26,262)	25,728	—	(1,732)
Non-operating expenses:
Interest expense	—	24,091	19,569	—	43,660
Other income, net	—	(111)	(259)	—	(370)

Income (loss) before provision for (benefit from) income taxes	(1,198)	(50,242)	6,418	—	(45,022)
Provision for (benefit from) income taxes	(471)	(19,128)	2,522	—	(17,077)

Equity in loss of subsidiaries	(27,218)	—	—	27,218	—

Net income (loss)	$(27,945)	$(31,114)	$3,896	$27,218	$(27,945)

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

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

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

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

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 29, 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash	$3	$15,699	$57	$—	$15,759
Receivables	—	263,176	—	—	263,176
Inventories	—	335,887	—	—	335,887
Deferred income taxes	—	12,277	—	(78)	12,199
Other current assets	271	52,960	—	—	53,231
Intercompany receivable	18,103	611	—	(18,714)	—

Total current assets	18,377	680,610	57	(18,792)	680,252

Property, plant and equipment:
Land and land improvements	—	3,000	54,295	—	57,295
Buildings	—	7,390	91,030	—	98,420
Machinery and equipment	—	67,217	—	—	67,217
Construction in progress	—	4,212	—	—	4,212

Property, plant and equipment, at cost	—	81,819	145,325	—	227,144
Accumulated depreciation	—	(39,228)	(15,474)	—	(54,702)

Property, plant and equipment, net	—	42,591	129,851	—	172,442
Investment in subsidiaries	137,155	—	—	(137,155)	—
Non-current deferred income taxes	—	4,327	—	(1,699)	2,628
Other non-current assets	—	22,822	5,292	—	28,114

Total assets	$155,532	$750,350	$135,200	$(157,646)	$883,436

Liabilities:
Current liabilities:
Accounts payable	$20	$164,697	$—	$—	$164,717
Bank overdrafts	—	37,152	—	—	37,152
Accrued compensation	—	10,372	—	—	10,372
Deferred income taxes	78	—	—	(78)	—
Other current liabilities	—	15,145	4,135	—	19,280
Intercompany payable	611	17,632	471	(18,714)	—

Total current liabilities	709	244,998	4,606	(18,792)	231,521

Non-current liabilities:
Long-term debt	—	183,535	295,000	—	478,535
Deferred income taxes	—	—	1,699	(1,699)	—
Other non-current liabilities	—	18,557	—	—	18,557

Total liabilities	709	447,090	301,305	(20,491)	728,613

Shareholders’ Equity/Parent’s Investment	154,823	303,260	(166,105)	(137,155)	154,823

Total liabilities and equity	$155,532	$750,350	$135,200	$(157,646)	$883,436

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 30, 2006 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash	$2	$27,017	$23	$—	$27,042
Receivables	—	307,543	—	—	307,543
Inventories	—	410,686	—	—	410,686
Deferred income taxes	—	9,175	—	(151)	9,024
Other current assets	497	46,957	—	(2,506)	44,948
Intercompany receivable	764	—	—	(764)	—

Total current assets	1,263	801,378	23	(3,421)	799,243

Property, plant and equipment:
Land and land improvements	—	2,760	54,225	—	56,985
Buildings	—	6,467	89,347	—	95,814
Machinery and equipment	—	61,955	—	—	61,955
Construction in progress	—	2,025	—	—	2,025

Property, plant and equipment, at cost	—	73,207	143,572	—	216,779
Accumulated depreciation	—	(27,300)	(11,230)	—	(38,530)

Property, plant and equipment, net	—	45,907	132,342	—	178,249
Investment in subsidiaries	188,307	—	—	(188,307)	—
Non-current deferred income taxes	—	1,430	—	(1,430)	—
Other non-current assets	—	20,916	5,954	—	26,870

Total assets	$189,570	$869,631	$138,319	$(193,158)	$1,004,362

Liabilities:
Current liabilities:
Accounts payable	$20	$195,795	$—	$—	$195,815
Bank overdrafts	—	50,241	—	—	50,241
Accrued compensation	—	8,574	—	—	8,574
Current maturities of long-term debt	—	9,743	—	—	9,743
Deferred income taxes	151	—	—	(151)	—
Other current liabilities	—	14,848	(215)	—	14,633
Intercompany payable	—	160	3,110	(3,270)	—

Total current liabilities	171	279,361	2,895	(3,421)	279,006

Non-current liabilities:
Long-term debt	—	227,719	295,000	—	522,719
Deferred income taxes	—	—	2,531	(1,430)	1,101
Other non-current liabilities	—	12,137	—	—	12,137

Total liabilities	171	519,217	300,426	(4,851)	814,963

Shareholders’ Equity/Parent’s Investment	189,399	350,414	(162,107)	(188,307)	189,399

Total liabilities and equity	$189,570	$869,631	$138,319	$(193,158)	$1,004,362

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 29, 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(27,945)	$(31,114)	$3,896	$27,218	$(27,945)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	16,680	4,244	—	20,924
Amortization of debt issue costs	—	1,806	625	—	2,431
Non-cash vacant property charges	—	11,037	—	—	11,037
Deferred income tax benefit	(73)	(8,621)	(832)	—	(9,526)
Gain from insurance settlement	—	(1,698)	—	—	(1,698)
Share-based compensation	—	3,500	—	—	3,500
Excess tax benefits from share-based compensation arrangements	—	(20)	—	—	(20)
Equity in earnings of subsidiaries	27,218	—	—	(27,218)	—
Changes in assets and liabilities:
Receivables	—	44,367	—	—	44,367
Inventories	—	74,799	—	—	74,799
Accounts payable	—	(31,098)	—	—	(31,098)
Changes in other working capital	226	(8,281)	4,350	(2,506)	(6,211)
Intercompany receivable	(17,339)	(611)	—	17,950	—
Intercompany payable	611	17,472	(2,639)	(15,444)	—
Other	—	(685)	(33)	—	(718)

Net cash provided by (used in) operating activities	(17,302)	87,533	9,611	—	79,842

Cash flows from investing activities:
Investment in subsidiaries	32,376	—	—	(32,376)	—
Property, plant and equipment investments	—	(11,424)	(1,717)	—	(13,141)
Proceeds from disposition of assets	—	4,071	—	—	4,071

Net cash provided by (used in) investing activities	32,376	(7,353)	(1,717)	(32,376)	(9,070)

Cash flows from financing activities:
Net transactions with Parent	—	(24,482)	(7,894)	32,376	—
Proceeds from stock options exercised	496	—	—	—	496
Excess tax benefits from stock-based compensation arrangements	20	—	—	—	20
Net decrease in revolving credit facility	—	(53,927)	—	—	(53,927)
Decrease in bank overdrafts	—	(13,089)	—	—	(13,089)
Common dividends paid	(15,591)	—	—	—	(15,591)
Other	2	—	34	—	36

Net cash provided by (used in) financing activities	(15,073)	(91,498)	(7,860)	32,376	(82,055)

Decrease in cash	1	(11,318)	34	—	(11,283)
Balance, beginning of period	2	27,017	23	—	27,042

Balance, end of period	$3	$15,699	$57	$—	$15,759

Supplemental cash flow information:
Income taxes paid during the period	$—	$777	$214	$—	$991

Interest paid during the period	$—	$22,658	$17,379	$—	$40,037

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 30, 2006 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$15,832	$17,344	$(605)	$(16,739)	$15,832
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	—	16,492	4,232	—	20,724
Amortization of debt issue costs	—	1,892	736	—	2,628
Charges associated with mortgage refinancing	—	—	4,864	—	4,864
Deferred income tax benefit	(240)	(2,769)	(691)	—	(3,700)
Share-based compensation	57	2,864	—	—	2,921
Excess tax benefits from share-based compensation arrangements		(891)	—	—	(891)
Equity in earnings of subsidiaries	(16,739)	—	—	16,739	—
Changes in assets and liabilities:
Receivables	—	94,113	—	—	94,113
Inventories	—	66,504	—	—	66,504
Accounts payable	(35)	(131,559)	—	—	(131,594)
Changes in other working capital	506	(5,326)	(2,575)	2,506	(4,889)
Intercompany receivable	(81)	1,578	—	(1,497)	—
Intercompany payable	(1,578)	160	2,427	(1,009)	—
Other	—	(3,634)	326	—	(3,308)

Net cash provided by (used in) operating activities	(2,278)	56,768	8,714	—	63,204

Cash flows from investing activities:
Investment in subsidiaries	14,862	—	—	(14,862)	—
Acquisitions, net of cash acquired	—	(9,391)	—	—	(9,391)
Property, plant and equipment investments	—	(9,601)	—	—	(9,601)
Proceeds from sale of assets	—	822	—	—	822

Net cash provided by (used in) investing activities	14,862	(18,170)	—	(14,862)	(18,170)

Cash flows from financing activities:
Net transactions with Parent	—	115,051	(129,913)	14,862	—
Proceeds from stock options exercised	1,913	—	—	—	1,913
Excess tax benefits from share-based compensation arrangements	891	—	—	—	891
Net decrease in revolving credit facility	—	(138,388)	—	—	(138,388)
Proceeds from new mortgage	—	—	295,000	—	295,000
Debt financing costs	—	(400)	(6,303)	—	(6,703)
Retirement of old mortgage	—	—	(165,000)	—	(165,000)
Prepayment fees associated with old mortgage	—	—	(2,475)	—	(2,475)
Decrease in bank overdrafts	—	(12,151)	—	—	(12,151)
Common dividends paid	(15,400)	—	—	—	(15,400)
Other	1	—	—	—	1

Net cash used in financing activities	(12,595)	(35,888)	(8,691)	14,862	(42,312)

Increase (decrease) in cash	(11)	2,710	23	—	2,722
Balance, beginning of period	13	24,307	—	—	24,320

Balance, end of period	$2	$27,017	$23	$—	$27,042

Supplemental cash flow information:
Income taxes paid during the period	$—	$21,278	$189	$—	$21,467

Interest paid during the period	$—	$26,127	$16,509	$—	$42,636

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 31, 2005 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$44,603	$43,064	$2,635	$(45,699)	$44,603
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	—	14,486	4,284	—	18,770
Amortization of debt issue costs	—	2,718	911	—	3,629
Deferred income tax provision (benefit)	391	103	(862)	—	(368)
Share-based compensation	—	2,170	—	—	2,170
Excess tax benefits from share-based compensation		(71)	—	—	(71)
Equity in earnings of subsidiaries	(45,699)	—	—	45,699	—
Changes in assets and liabilities:
Receivables	—	(30,609)	—	—	(30,609)
Inventories	—	36,889	—	—	36,889
Accounts payable	(1,015)	57,620	—	—	56,605
Changes in other working capital	255	(13,933)	1,003	—	(12,675)
Intercompany receivable	(516)	2,434	2,251	(4,169)	—
Intercompany payable	(2,434)	(2,251)	516	4,169	—
Other	—	4,921	1,073	—	5,994

Net cash provided by (used in) operating activities	(4,415)	117,541	11,811	—	124,937

Cash flows from investing activities:
Investment in subsidiaries	10,651	—	—	(10,651)	—
Acquisitions, net of cash acquired	—	(16,908)	—	—	(16,908)
Property, plant and equipment investments	—	(12,744)	—	—	(12,744)
Proceeds from sale of assets	—	1,153	—	—	1,153

Net cash provided by (used in) investing activities	10,651	(28,499)	—	(10,651)	(28,499)

Cash flows from financing activities:
Net transactions with Parent	—	1,160	(11,811)	10,651	—
Issuance of common stock, net	8,548	—	—	—	8,548
Proceeds from stock options exercised	258	—	—	—	258
Excess tax benefits from share-based compensation	71	—	—	—	71
Net decrease in revolving credit facility	—	(111,253)	—	—	(111,253)
Debt financing costs	—	(570)	—	—	(570)
Increase in bank overdrafts	—	30,359	—	—	30,359
Common dividends paid	(15,103)	—	—	—	(15,103)

Net cash used in financing activities	(6,226)	(80,304)	(11,811)	10,651	(87,690)

Increase in cash	10	8,738	—	—	8,748
Balance, beginning of period	3	15,569	—	—	15,572

Balance, end of period	$13	$24,307	$—	$—	$24,320

Supplemental cash flow information:
Income taxes paid during the period	$—	$32,677	$390	$—	$33,067

Interest paid during the period	$—	$29,376	$9,126	$—	$38,502

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of shareholders’ equity for BlueLinx Holdings Inc. for fiscal 2005, fiscal 2006 and fiscal 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance, January 1, 2005	$141,492	$167,559	$(22,413)	$(145,146)	$141,492
Net income	44,603	43,064	2,635	(45,699)	44,603
Foreign currency translation adjustment	276	276	—	(276)	276
Amount related to minimum pension liability	1,536	1,536	—	(1,536)	1,536
Issuance of common stock-initial public offering, net	8,548	—	—	—	8,548
Proceeds from stock options exercised	259	—	—	—	259
Excess tax benefits from share-based compensation arrangements	71	—	—	—	71
Compensation related to share-based grants	2,170	—	—	—	2,170
Common stock dividends	(15,103)	—	—	—	(15,103)
Net transactions with the parent	—	3,331	(11,811)	8,480	—

Balance, December 31, 2005	$183,852	$215,766	$(31,589)	$(184,177)	$183,852
Net income (loss)	15,832	17,344	(605)	(16,739)	15,832
Foreign currency translation adjustment	(58)	(58)	—	58	(58)
Unrealized net gain from pension plan, net of tax	983	983	—	(983)	983
Unrealized loss from cash flow hedge, net of tax	(1,536)	(1,536)	—	1,536	(1,536)
Proceeds from stock options exercised	1,913	—	—	—	1,913
Issuance of restricted stock	1	—	—	—	1
Excess tax benefits from share-based compensation arrangements	891	—	—	—	891
Compensation related to share-based grants	2,921	—	—	—	2,921
Common stock dividends	(15,400)	—	—	—	(15,400)
Net transactions with the parent	—	117,915	(129,913)	11,998	—

Balance, December 30, 2006	$189,399	$350,414	$(162,107)	$(188,307)	$189,399
Net income (loss)	(27,945)	(31,114)	3,896	27,218	(27,945)
Foreign currency translation adjustment	1,912	1,912	—	(1,912)	1,912
Unrealized net gain from pension plan, net of tax	5,856	5,856	—	(5,856)	5,856
Unrealized loss from cash flow hedge, net of tax	(2,754)	(2,754)	—	2,754	(2,754)
Unrealized loss from adoption of FIN 48, net of tax	(72)	(72)	—	72	(72)
Proceeds from stock options exercised	496	—	—	—	496
Issuance of restricted stock	2	—	—	—	2
Excess tax benefits from share-based compensation arrangements	20	—	—	—	20
Compensation related to share-based grants	3,500	—	—	—	3,500
Common stock dividends	(15,591)	—	—	—	(15,591)
Net transactions with the parent	—	(20,982)	(7,894)	28,876	—

Balance, December 29, 2007	$154,823	$303,260	$(166,105)	$(137,155)	$154,823

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Our management performed an evaluation, as of the end of the period covered by this report on Form 10-K, under the supervision of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set out in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 29, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the NYSE Listed Company Manual, our Chief Executive Officer filed a certification with the NYSE on May 24, 2007 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by this Item is set forth in our definitive proxy statement for the 2008 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 21, 2008, and is incorporated herein by reference. Information regarding executive officers is included under Item 1 of this report and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in our definitive proxy statement for the 2008 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 21, 2008, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in our definitive proxy statement for the 2008 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 21, 2008, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in our definitive proxy statement for the 2008 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 21, 2008, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is set forth in our definitive proxy statement for the 2008 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 21, 2008, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements, Schedules and Exhibits

1. Financial Statements.  The Financial Statements of BlueLinx Holdings Inc. and the Reports of Independent Registered Public Accounting Firm are presented under Item 8 of this Form 10-K.

2. Financial Statement Schedules.  Not applicable.

3. Exhibits.

Exhibit
Number	Item

3.1	Amended and Restated Certificate of Incorporation of BlueLinx(A)
3.2	Amended and Restated By-Laws of BlueLinx(A)
4.1	Registration Rights Agreement, dated as of May 7, 2004, by and among BlueLinx and the initial holders specified on the signature pages thereto(C)
4.2	Letter Agreement, dated as of August 30, 2004, by and among BlueLinx, Cerberus ABP Investor LLC, Charles H. McElrea, George R. Judd, David J. Morris, James C. Herbig, Wayne E. Wiggleton and Steven C. Hardin(C)
4.3	Investment Letter, dated March 10, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock(B)
4.4	Investment Letter, dated May 7, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock(B)
4.5	Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and Charles H. McElrea(B)
4.6	Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and George R. Judd(B)

Exhibit
Number		Item

10.1		Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation(C)
10.2		First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation(C)
10	.3†	Master Purchase, Supply and Distribution Agreement, dated May 7, 2004 by and between BlueLinx Corporation and Georgia-Pacific(A)
10.4		Severance Agreement between BlueLinx Corporation and Charles H. McElrea, dated May 7, 2004(C)
10.5		Severance Agreement between BlueLinx Corporation and David J. Morris, dated May 7, 2004(C)
10.6		Severance Agreement between BlueLinx Corporation and George R. Judd, dated May 7, 2004(C)
10.7		Severance Agreement between BlueLinx Corporation and Steven C. Hardin, dated May 7, 2004(C)
10.8		Severance Agreement between BlueLinx Corporation and Barbara V. Tinsley, dated May 7, 2004(C)
10.9		BlueLinx Holdings Inc. 2004 Long Term Equity Incentive Plan(C)
10.10		Form of Director and Officer Indemnification Agreement(A)
10.11		Employment Agreement between BlueLinx Corporation and Stephen E. Macadam, dated October 20, 2005 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 24, 2005)
10.12		Retirement and Consulting Agreement between BlueLinx Corporation and Charles H. McElrea, dated October 20, 2005 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 24, 2005)
10.13		BlueLinx Holdings Inc. Short-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 7, 2006)
10.14		BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)
10.15		BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)
10.16		Amended and Restated Master Lease Agreement, dated as of June 9, 2006, by and between ABP AL (Midfield) LLC and the other parties identified as landlords therein and BlueLinx Corporation as tenant (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10.17		Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10.18		Guaranty of Recourse Obligations, dated as of June 9, 2006, by BlueLinx Holdings Inc. for the benefit of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10.19		Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10.20		Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 9, 2006)
10.21		Consulting Agreement between BlueLinx Corporation and David J. Morris, dated November 17, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 21, 2006)
10	.22†	Letter Agreement, dated December 18, 2006, relating to and amending the Master Purchase, Supply and Distribution Agreement between Georgia-Pacific Corporation and BlueLinx Corporation dated May 7, 2004 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 22, 2006)

Exhibit
Number	Item

10.23	Employment Agreement between BlueLinx Corporation and Lynn A. Wentworth, dated January 12, 2007, effective January 22, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)
10.24	BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Form of Performance Share Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 4, 2007)
10.25	BlueLinx Holdings Inc. 2004 Long-Term Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)
10.26	First Amendment to Employment Agreement with Stephen E. Macadam, dated as of January 8, 2008 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)
10.27	Employment Agreement between BlueLinx Corporation and Howard D. Goforth, dated February 11, 2008, effective February 18, 2008 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 15, 2008)
14.1	BlueLinx Code of Ethical Conduct (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the year ended January 1, 2005, filed with the Securities and Exchange Commission on March 22, 2005)
21.1	List of subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Stephen E. Macadam, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Howard D. Goforth, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Stephen E. Macadam, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Howard D. Goforth, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

†	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

(A)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on November 26, 2004.

(B)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 8, 2004.

(C)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUELINX HOLDINGS INC.
(Registrant)

By:	/s/ Stephen E. Macadam
Stephen E. Macadam
Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Name	Capacity	Date

/s/ Stephen E. Macadam Stephen E. Macadam	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ Howard D. Goforth Howard D. Goforth	Senior Vice President,Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ Jeffrey J. Fenton Jeffrey J. Fenton	Chairman	February 29, 2008

/s/ Howard S. Cohen Howard S. Cohen	Director	February 29, 2008

/s/ Richard S. Grant Richard S. Grant	Director	February 29, 2008

/s/ Steven F. Mayer Steven F. Mayer	Director	February 29, 2008

/s/ Richard B. Marchese Richard B. Marchese	Director	February 29, 2008

/s/ Charles H. McElrea Charles H. McElrea	Director	February 29, 2008

/s/ Alan H. Schumacher Alan H. Schumacher	Director	February 29, 2008

/s/ Mark A. Suwyn Mark A. Suwyn	Director	February 29, 2008

/s/ Robert G. Warden Robert G. Warden	Director	February 29, 2008