Form 10-Q
period 2008-03-29
BlueLinx Holdings Inc.
filed 2008-05-05
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2008 there were 32,160,769 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended March 29, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Period from	Period from
	December 29, 2007	December 31, 2006
	to	to
	March 29, 2008	March 31, 2007
Net sales	$716,760	$957,114
Cost of sales	638,957	853,359

Gross profit	77,803	103,755

Operating expenses:
Selling, general, and administrative	80,635	88,468
Depreciation and amortization	4,968	5,400

Total operating expenses	85,603	93,868

Operating (loss) income	(7,800)	9,887
Non-operating expenses:
Interest expense	9,354	10,606
Other expense (income), net	130	(383)

Loss before benefit from income taxes	(17,284)	(336)
Benefit from income taxes	(6,693)	(147)

Net loss	$(10,591)	$(189)

Basic weighted average number of common shares outstanding	30,928	30,800

Basic net loss per share applicable to common stock	$(0.34)	$(0.01)

Diluted weighted average number of common shares outstanding	30,928	30,800

Diluted net loss per share applicable to common stock	$(0.34)	$(0.01)

Dividends declared per share of common stock	$—	$0.125

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 29, 2008	December 29, 2007
	(unaudited)
Assets:
Current assets:
Cash	$16,956	$15,759
Receivables, net	280,948	263,176
Inventories, net	351,212	335,887
Deferred income taxes	14,574	12,199
Other current assets	39,143	53,231

Total current assets	702,833	680,252

Property, plant, and equipment:
Land and land improvements	57,348	57,295
Buildings	98,502	98,420
Machinery and equipment	69,714	67,217
Construction in progress	1,227	4,212

Property, plant, and equipment, at cost	226,791	227,144
Accumulated depreciation	(58,309)	(54,702)

Property, plant, and equipment, net	168,752	172,442
Non-current deferred income taxes	4,931	2,628
Other assets	31,062	28,114

Total assets	$907,578	$883,436

Liabilities:
Current liabilities:
Accounts payable	$173,918	$164,717
Bank overdrafts	33,759	37,152
Accrued compensation	8,268	10,372
Current maturities of long-term debt	28,465	—
Other current liabilities	26,693	19,280

Total current liabilities	271,103	231,521

Non-current liabilities:
Long-term debt	475,877	478,535
Other long-term liabilities	19,816	18,557

Total liabilities	766,796	728,613

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,152,269 and 31,224,959 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	322	312
Additional paid-in-capital	142,002	142,081
Accumulated other comprehensive income	2,045	5,426
Retained earnings (deficit)	(3,587)	7,004

Total shareholders’ equity	140,782	154,823

Total liabilities and shareholders’ equity	$907,578	$883,436

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Period from	Period from
	December 29, 2007	December 31, 2006
	to	to
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(10,591)	$(189)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,968	5,400
Amortization of debt issue costs	608	606
Non-cash vacant property charges	208	—
Deferred income tax (benefit) provision	(2,887)	198
Share-based compensation (credit) expense	(114)	874
Excess tax deficiencies (benefits) from share-based compensation arrangements	218	(60)
Changes in assets and liabilities:
Receivables	(17,772)	(70,152)
Inventories	(15,325)	(54,864)
Accounts payable	9,201	38,126
Changes in other working capital	16,388	3,526
Other	(5,991)	(472)

Net cash used in operating activities	(21,089)	(77,007)

Cash flows from investing activities:
Property, plant and equipment investments	(957)	(6,092)
Proceeds from sale of assets	607	879

Net cash used in investing activities	(350)	(5,213)

Cash flows from financing activities:
Proceeds from stock options exercised	434	323
Excess tax (deficiencies) benefits from share-based compensation arrangements	(218)	60
Net increase in revolving credit facility	25,807	78,538
(Decrease) increase in bank overdrafts	(3,393)	362
Common stock dividends paid	—	(3,876)
Other	6	33

Net cash provided by financing activities	22,636	75,440

Increase (decrease) in cash	1,197	(6,780)
Balance, beginning of period	15,759	27,042

Balance, end of period	$16,956	$20,262

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 29, 2008
1. Basis of Presentation and Background
Basis of Presentation
BlueLinx Holdings Inc. has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 29, 2007, as filed with the Securities and Exchange Commission (“SEC”). Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2007 contained 52 weeks. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating subsidiary” when necessary.
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
We are a leading distributor of building products in North America with more than 2,600 employees. We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of more than 70 warehouses and third-party operated warehouses.
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
Common Stock Dividends
In the past we have paid dividends on our common stock at the quarterly rate of $0.125 per share. However, on December 5, 2007, our Board of Directors suspended the payment of dividends on our common stock for an indefinite period of time. Resumption of the payment of dividends will depend on, among other things, business conditions in the housing industry, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Accordingly, we may not be able to resume the payment of dividends at the same quarterly rate in the future, if at all.
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
In 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a discussion of whether to file or not to file a return in a particular jurisdiction). The cumulative effect, if any, of applying FIN 48 is to be reported as adjustment to the opening balance of retained earnings for fiscal 2007. Adoption of FIN 48 on January 1, 2007 did not have a material effect on our consolidated financial position or results of operations.
Stock-Based Compensation
We have two stock-based compensation plans covering officers, directors and certain employees and consultants; the 2004 Long-Term Equity Incentive Plan (the “2004 Plan”) and the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business.
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
Our Board is seeking stockholder approval of an amendment to the 2006 Plan at our annual meeting of stockholders on May 21, 2008. This amendment will increase the maximum number of shares of common stock we may issue under the 2006 Plan by 1,500,000 shares from 1,700,000 shares to 3,200,000 shares. The Board seeks this amendment in order to assure that we can continue to grant equity awards at levels determined appropriate by the Board.
On March 10, 2008, the Compensation Committee granted certain equity awards to Howard S. Cohen in connection with his agreement to serve as our Interim Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Cohen received options to purchase 750,000 shares of the Company’s common stock and a restricted stock award of 500,000 restricted shares of the Company. Mr. Cohen will receive an additional 250,000 restricted shares of the Company’s common stock following the 2008 Annual Meeting of Stockholders. All of the stock options and restricted stock awards issued to Mr. Cohen will vest in three equal annual installments beginning on March 10, 2008. The exercise price of the options is $4.66 per share based upon the closing price of the Company’s common stock on the New York Stock Exchange on the date preceding the date of the grant.

On February 18, 2008, the Compensation Committee granted certain equity awards to Howard D. Goforth in connection with his agreement to serve as our Chief Financial Officer. Pursuant to the terms of the employment agreement with Mr. Goforth, he received 60,000 restricted shares of the Company’s common stock on February 18, 2008 as part of his incentive package to join the Company. The shares were issued pursuant to the Company’s 2004 Plan. The shares vest over a three-year period, but if Mr. Goforth’s employment is terminated without cause or if he resigns for good reason within the first three years, these 60,000 shares will immediately vest. Additionally, Mr. Goforth was issued 40,000 shares of restricted stock and 42,000 performance shares subject to similar time and performance based vesting criteria as was established by the Committee for similar executive level grants issued to Company executives on January 8, 2008 as described below.
On January 8, 2008, the Compensation Committee granted certain of our executive officers awards of restricted shares and performance shares of our common stock. The restricted stock awards vest on January 8, 2013, five years after the grant date. However, the awards may vest earlier in their entirety (or portion, as appropriate) upon the attainment of certain minimum performance goals. The performance shares are contingent upon the successful achievement of certain financial and strategic goals approved by the Compensation Committee for the three year period ending December 31, 2010. These awards were granted pursuant to and are subject to the terms of the 2006 Plan.
Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of March 29, 2008, there was $2.4 million, $4.8 million, $1.4 million and $0.4 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 3.0 years, 2.7 years, 2.8 years, and 2.2 years, respectively. At March 31, 2007, there was $5.6 million, $3.8 million, $2.6 million and $0.9 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized expense for these awards at March 31, 2007 was expected to be recognized over a period of 3.6 years, 2.9 years, 3.0 years and 2.8 years, respectively.
For the first quarter of fiscal 2008 and for the first quarter of fiscal 2007, our total stock-based compensation expense was $0.1 million and $0.9 million, respectively. We also recognized related income tax benefits of $0.02 million and $0.4 million for the first quarter of fiscal 2008 and for the first quarter of fiscal 2007, respectively. For the first quarter of fiscal 2008, approximately 100,000 stock options were exercised.
The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first quarter of fiscal 2008:

	Period from December 29, 2007 to March 29, 2008
	Time-Based	Performance-Based	Performance-Based
	Options*	Options**	Options***
Risk free interest rate	2.70%	2.62%	2.11%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	6 years	4 years	1 year
Expected volatility	48%	48%	48%
Weighted average fair value	$2.27	$0.67	$1.31

*	Exercise price equaled the market price at date of grant.

**	Exercise price exceeded the market price at date of grant.

***	Exercise price was less than the market price at date of grant. (the date the performance criteria were established is considered the grant date for accounting purposes).
The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first quarter of fiscal 2007:

	Period from December 31, 2006 to March 31, 2007
	Time-Based	Performance-Based	Performance-Based
	Options*	Options**	Options***
Risk free interest rate	4.78%	4.81%	5.09%
Expected dividend yield	4.46%	4.52%	4.52%
Expected life	7 years	5 years	1 year
Expected volatility	45%	45%	45%
Weighted average fair value	$3.77	$2.83	$6.97

*	Exercise price equaled the market price at date of grant.

**	Exercise price exceeded the market price at date of grant.

***	Exercise price was less than the market price at date of grant (the date the performance criteria were established is considered the grant date for accounting purposes).

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
The range of risk-free rates used for the first quarter of fiscal 2008 and for the first quarter of fiscal 2007 was from 2.11% to 2.70% and 4.78% to 5.10%, respectively. These rates were based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.
3. Exit Costs
During the fourth quarter of fiscal 2007, we vacated leased office space. We accounted for the transaction in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability be recognized for a cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). Our exit cost charges include the estimated losses on the vacated facility based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs were included in “Selling, general and administrative” expense in the Consolidated Statement of Operations and in “Other current liabilities”, and in “Other non-current liabilities” on the Consolidated Balance Sheet at December 29, 2007.
The following table displays the exit activity and liability balances for the first quarter of fiscal 2008 (in thousands):

Exit Costs
Balance at December 29, 2007	$11,326
Charges	—
Payments	(540)
Accretion of liability	208

Balance at March 29, 2008	$10,994

We did not incur any exit charges during the first quarter of fiscal 2007.
4. Comprehensive Loss
The calculation of comprehensive loss is as follows (in thousands):

	Period from	Period from
	December 29, 2007	December 31, 2006
	to	to
	March 29, 2008	March 31, 2007

Net loss	$(10,591)	$(189)
Other comprehensive loss:
Foreign currency translation, net of taxes	(548)	(8)
Unrealized loss from cash flow hedge, net of taxes	(2,831)	(274)

Comprehensive loss	$(13,970)	$(471)

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
Net periodic pension cost for our pension plans included the following:

	Period from	Period from
	December 29, 2007	December 31, 2006
	to	to
	March 29, 2008	March 31, 2007
	(In thousands)
Service cost	$561	$626
Interest cost on projected benefit obligation	1,109	1,054
Expected return on plan assets	(1,501)	(1,356)
Amortization of unrecognized gain	(91)	—
Amortization of unrecognized prior service cost	1	1

Net periodic pension cost	$79	$325

6. Revolving Credit Facility
As of March 29, 2008, we had outstanding borrowings of $209 million and excess availability of $228 million under the terms of our revolving credit facility. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $181 million as long-term debt. The revolving credit facility contains customary negative covenants and restrictions for asset based loans, with which we are in compliance.
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
We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge will be reflected in the current period earnings. For the first quarter of fiscal 2008 and for the first quarter of fiscal 2007, we recognized immaterial amounts of expense related to the ineffective portion of the hedge.
At March 29, 2008 and December 29, 2007, the fair value of the interest rate swap was a liability of $11.8 million and $7.1 million, respectively. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheet. Accumulated other comprehensive income at March 29, 2008 and December 29, 2007 included the net loss on the cash flow hedge (net of tax) of $7.1 million and $4.3 million, respectively, which reflects the cumulative amount of comprehensive loss in connection with the change in fair value of the swap.
As of March 29, 2008, we had outstanding letters of credit totaling $10.5 million, primarily for the purposes of securing collateral requirements under the casualty insurance programs for us and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.
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
8. Fair Value Measurements
In September 2006, the FASB issued  SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  In February 2008, FSP 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 was issued. FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157.  FSP 157-2 Partial Deferral of the Effective Date of Statement 157 deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
SFAS No. 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS No. 157 classifies inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.
We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position.  When deemed appropriate, we minimize our risks from interest rate fluctuations through the use of an interest rate swap.  This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes.  The swap is valued using a valuation model that has inputs other than quoted market prices that are both observable and unobservable.
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap.  The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement.  We have determined that our interest rate swap is a level 3 liability in the fair value hierarchy.  The fair value of the interest rate swap was $11.8 million as of March 29, 2008.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on our consolidated financial position and results of operations.  We are currently assessing the impact of SFAS No. 157 for pension related financial assets and nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
9. Related Party Transactions
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
10. Commitments and Contingencies
Environmental and Legal Matters
From time to time, we are involved in various proceedings incidental to our businesses and we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of these matters could be material to operating results in any given quarter but will not have a materially adverse effect on our long-term financial condition, our results of operations, or our cash flows.
Collective Bargaining Agreements
As of March 29, 2008, approximately 29% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 7% of our work force will expire within one year.
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
11. Unaudited Supplemental Condensed Consolidating Financial Statements
The unaudited condensed consolidating financial information as of March 29, 2008 and December 29, 2007 and for the periods from December 29, 2007 to March 29, 2008 and December 31, 2006 to March 31, 2007 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our wholly-owned operating subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 29, 2007, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are fifty-eight single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and none of the properties are available to satisfy the debts and other obligations of either BlueLinx Corporation or us.

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 29, 2007 to March 29, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$716,760	$7,617	$(7,617)	$716,760
Cost of sales	—	638,957	—	—	638,957

Gross profit	—	77,803	7,617	(7,617)	77,803

Operating expenses:
Selling, general and administrative	314	87,818	120	(7,617)	80,635
Depreciation and amortization	—	3,898	1,070	—	4,968

Total operating expenses	314	91,176	1,190	(7,617)	85,603

Operating income (loss)	(314)	(13,913)	6,427	—	(7,800)
Non-operating expenses:
Interest expense	—	4,462	4,892	—	9,354
Other expense (income), net	—	143	(13)	—	130

Income before provision for (benefit from) income taxes	(314)	(18,518)	1,548	—	(17,284)
Provision for (benefit from) income taxes	(122)	(7,174)	603	—	(6,693)
Equity in income (loss) of subsidiaries	(10,399)	—	—	10,399	—

Net income (loss)	$(10,591)	$(11,344)	$945	$10,399	$(10,591)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 31, 2006 to March 31, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$957,114	$7,518	$(7,518)	$957,114
Cost of sales	—	853,359	—	—	853,359

Gross profit	—	103,755	7,518	(7,518)	103,755

Operating expenses:
Selling, general and administrative	437	95,432	117	(7,518)	88,468
Depreciation and amortization	—	4,342	1,058	—	5,400

Total operating expenses	437	99,774	1,175	(7,518)	93,868

Operating (loss) income	(437)	3,981	6,343	—	9,887
Non-operating expenses:
Interest expense	—	5,715	4,891	—	10,606
Other income, net	—	(148)	(235)	—	(383)

Income (loss) before provision for (benefit from) income taxes	(437)	(1,586)	1,687	—	(336)
Provision for (benefit from) income taxes	(170)	(635)	658	—	(147)
Equity in income (loss) of subsidiaries	78	—	—	(78)	—

Net income (loss)	$(189)	$(951)	$1,029	$(78)	$(189)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of March 29, 2008 follows (in thousands):

	BlueLinx	BlueLinx
	Holdings	Corporation	LLC
	Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$4	$16,890	$62	$—	$16,956
Receivables	—	280,948	—	—	280,948
Inventories	—	351,212	—	—	351,212
Deferred income taxes	—	14,627	—	(53)	14,574
Other current assets	137	38,945	—	61	39,143
Intercompany receivable	19,589	—	—	(19,589)	—

Total current assets	19,730	702,622	62	(19,581)	702,833

Property, plant and equipment:
Land and land improvements	—	3,053	54,295	—	57,348
Buildings	—	7,472	91,030	—	98,502
Machinery and equipment	—	69,714	—	—	69,714
Construction in progress	—	1,227	—	—	1,227

Property, plant and equipment, at cost	—	81,466	145,325	—	226,791
Accumulated depreciation	—	(41,495)	(16,544)	—	(58,039)

Property, plant and equipment, net	—	39,971	128,781	—	168,752
Investment in subsidiaries	121,127	—	—	(121,127)	—
Deferred income taxes	—	6,419	—	(1,488)	4,931
Other non-current assets	—	25,926	5,136	—	31,062

Total assets	$140,857	$774,938	$133,979	$(142,196)	$907,578

Liabilities :
Current liabilities:
Accounts payable	$22	$173,896	$—	$—	$173,918
Bank overdrafts	—	33,759	—	—	33,759
Accrued compensation	—	8,268	—	—	8,268
Deferred income taxes	53	—	—	(53)	—
Current maturities of long-term debt	—	28,465	—	—	28,465
Other current liabilities	—	21,987	4,706	—	26,693
Intercompany payable	—	19,406	122	(19,528)	—

Total current liabilities	75	285,781	4,828	(19,581)	271,103

Non-current liabilities:
Long-term debt	—	180,877	295,000	—	475,877
Deferred income taxes	—	—	1,488	(1,488)	—
Other long-term liabilities	—	19,816	—	—	19,816

Total liabilities	75	486,474	301,316	(21,069)	766,796

Shareholders’ Equity/Parent’s Investment	140,782	288,464	(167,337)	(121,127)	140,782

Total liabilities and equity	$140,857	$774,938	$133,979	$(142,196)	$907,578

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 29, 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$3	$15,699	$57	$—	$15,759
Receivables	—	263,176	—	—	263,176
Inventories	—	335,887	—	—	335,887
Deferred income taxes	—	12,277	—	(78)	12,199
Other current assets	271	52,960	—	—	53,231
Intercompany receivable	18,103	611	—	(18,714)	—

Total current assets	18,377	680,610	57	(18,792)	680,252

Property, plant and equipment:
Land and land improvements	—	3,000	54,295	—	57,295
Buildings	—	7,390	91,030	—	98,420
Machinery and equipment	—	67,217	—	—	67,217
Construction in progress	—	4,212	—	—	4,212

Property, plant and equipment, at cost	—	81,819	145,325	—	227,144
Accumulated depreciation	—	(39,228)	(15,474)	—	(54,702)

Property, plant and equipment, net	—	42,591	129,851	—	172,442
Investment in subsidiaries	137,155	—	—	(137,155)	—
Non-current deferred income taxes	—	4,327	—	(1,699)	2,628
Other non-current assets	—	22,822	5,292	—	28,114

Total assets	$155,532	$750,350	$135,200	$(157,646)	$883,436

Liabilities:
Current liabilities:
Accounts payable	$20	$164,697	$—	$—	$164,717
Bank overdrafts	—	37,152	—	—	37,152
Accrued compensation	—	10,372	—	—	10,372
Deferred income taxes	78	—	—	(78)	—
Other current liabilities	—	15,145	4,135	—	19,280
Intercompany payable	611	17,632	471	(18,714)	—

Total current liabilities	709	244,998	4,606	(18,792)	231,521

Non-current liabilities:
Long-term debt	—	183,535	295,000	—	478,535
Deferred income taxes	—	—	1,699	(1,699)	—
Other non-current liabilities	—	18,557	—	—	18,557

Total liabilities	709	447,090	301,305	(20,491)	728,613

Shareholders’ Equity/Parent’s Investment	154,823	303,260	(166,105)	(137,155)	154,823

Total liabilities and equity	$155,532	$750,350	$135,200	$(157,646)	$883,436

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 29, 2007 to March 29, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,591)	$(11,344)	$945	$10,399	$(10,591)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	—	3,898	1,070	—	4,968
Amortization of debt issue costs	—	452	156	—	608
Non-cash vacant property charges	—	208	—	—	208
Deferred income benefit	(25)	(2,651)	(211)	—	(2,887)
Share-based compensation credit	—	(114)	—	—	(114)
Excess tax deficiencies from share-based compensation arrangements	—	218	—	—	218
Equity in earnings of subsidiaries	10,399	—	—	(10,399)	—
Changes in assets and liabilities:
Receivables	—	(17,772)	—	—	(17,772)
Inventories	—	(15,325)	—	—	(15,325)
Accounts payable	2	9,199	—	—	9,201
Changes in other working capital	134	15,744	571	(61)	16,388
Intercompany receivable	(1,486)	611	—	875	—
Intercompany payable	(611)	1,774	(349)	(814)	—
Other	—	(5,991)	—	—	(5,991)

Net cash provided by (used in) operating activities	(2,178)	(21,093)	2,182	—	(21,089)

Cash flows from investing activities:
Investment in subsidiaries	1,957	—	—	(1,957)	—
Property, plant and equipment investments	—	(957)	—	—	(957)
Proceeds from sale of assets	—	607	—	—	607

Net cash provided by (used in) investing activities	1,957	(350)	—	(1,957)	(350)

Cash flows from financing activities:
Net transactions with Parent	—	220	(2,177)	1,957	—
Proceeds from stock options exercised	434	—	—	—	434
Excess tax deficiencies from share-based compensation arrangements	(218)	—	—	—	(218)
Net increase in revolving credit facility	—	25,807	—	—	25,807
Decrease in bank overdrafts	—	(3,393)	—	—	(3,393)
Other	6	—	—	—	6

Net cash provided by (used in) financing activities	222	22,634	(2,177)	1,957	22,636

Increase in cash	1	1,191	5	—	1,197
Balance, beginning of period	3	15,699	57	—	15,759

Balance, end of period	$4	$16,890	$62	$—	$16,956

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 31, 2006 to March 31, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(189)	$(951)	$1,029	$(78)	$(189)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	—	4,341	1,059	—	5,400
Amortization of debt issue costs	—	452	154	—	606
Deferred income tax provision (benefit)	(71)	478	(209)	—	198
Share-based compensation expense	—	874	—	—	874
Excess tax benefits from share-based compensation arrangements	—	(60)	—	—	(60)
Equity in earnings of subsidiaries	(78)	—	—	78	—
Changes in assets and liabilities:
Receivables	—	(70,152)	—	—	(70,512)
Inventories	—	(54,864)	—	—	(54,864)
Accounts payable	—	38,126	—	—	38,126
Changes in other working capital	69	2,676	781	—	3,526
Intercompany receivable	420	—	—	(420)	—
Intercompany payable	—	14	(434)	420	—
Other	—	(476)	4	—	(472)

Net cash provided by (used in) operating activities	151	(79,542)	2,384	—	(77,007)

Cash flows from investing activities:
Investment in subsidiaries	3,343	—	—	(3,343)	—
Property, plant and equipment investments	—	(5,643)	(449)	—	(6,092)
Proceeds from sale of assets	—	879	—	—	879

Net cash provided by (used in) investing activities	3,343	(4,764)	(449)	(3,343)	(5,213)

Cash flows from financing activities:
Net transactions with Parent	—	(1,387)	(1,956)	3,343	—
Proceeds from stock options exercised	323	—	—	—	323
Excess tax benefits from share-based compensation arrangements	60	—	—	—	60
Net increase in revolving credit facility	—	78,538	—	—	78,538
Increase in bank overdrafts	—	362	—	—	362
Common dividends paid	(3,876)	—	—	—	(3,876)
Other	—	—	33	—	33

Net cash provided by (used in) financing activities	(3,493)	77,513	(1,923)	3,343	75,440

Increase (decrease) in cash	1	(6,793)	12	—	(6,780)
Balance, beginning of period	2	27,017	23	—	27,042

Balance, end of period	$3	$20,224	$35	$—	$20,262

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our condensed consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the SEC and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:
•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

•	inventory levels of new and existing homes for sale;

•	general economic and business conditions in the United States;

•	the financial condition and credit worthiness of our customers;

•	the activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	immigration patterns and job and household formation;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities;

•	variations in the performance of the financial markets, including the credit markets; and

•	the other factors described herein under “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the SEC.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Overview
Background
We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 51% of our first quarter of fiscal 2008 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 49% of our first quarter of fiscal 2008 gross sales.
Industry Conditions
As noted above, we operate in a changing environment in which new risks can emerge from time to time.  A number of factors cause our results of operations to fluctuate from period to period.  Many of these factors are seasonal or cyclical in nature.  Conditions in the United States housing market are at historically low levels and continued to deteriorate throughout the first quarter of fiscal 2008.  Our operating results have declined during the past two years as they are closely tied to U.S. housing starts.  Additionally, the mortgage markets experienced substantial disruption during 2007 due to a rising number of defaults in the “subprime” market.  This disruption and the related defaults increased the inventory of homes for sale and also caused lenders to tighten mortgage qualification criteria which further reduced demand for new homes.  Forecasters continue to have a bearish outlook for the housing market and we expect the downturn in new housing activity will continue to negatively impact our operating results for the foreseeable future.  We continue to prudently manage our inventories, receivables and spending in this environment.  However, along with many forecasters, we believe U.S. housing demand will improve in the long term based on population demographics and a variety of other factors.
Interim Chief Executive Officer and New Chief Financial Officer
On March 10, 2008, Howard S. Cohen was appointed Interim Chief Executive Officer of the Company, replacing Stephen E. Macadam, who resigned. We entered into an agreement with Mr. Cohen to serve as our Interim Chief Executive Officer effective March 10, 2008. Mr. Cohen’s employment term as Interim Chief Executive Officer expires once we employ a permanent chief executive officer. We expect Mr. Cohen to continue serving as the Chairman of our Board of Directors after we select a permanent chief executive officer.
On February 18, 2008, Howard D. Goforth was appointed as Chief Financial Officer of the Company, replacing Lynn A. Wentworth, who resigned effective February 15, 2008. Mr. Goforth entered into an employment agreement with the Company as of February 18, 2008. The agreement is scheduled to expire on February 18, 2011, except that it will be renewed automatically for one additional year unless either party provides prior written notice of non-renewal thirty days in advance of the original expiration date.
Supply Agreement with Georgia-Pacific
On May 7, 2004, we entered into a multi-year supply agreement with Georgia-Pacific. Under the agreement, we have exclusive distribution rights on certain products and certain customer segments. Georgia-Pacific is our largest vendor, with Georgia-Pacific products representing approximately 25% of our purchases during fiscal 2007.
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

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the first quarter of fiscal 2008, the first quarter of fiscal 2007, fiscal 2007 and fiscal 2006.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2008	Q1 2007	2007	2006
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products	$373	$519	$2,098	$2,788
Specialty Products	354	456	1,802	2,197
Unallocated Allowances and Adjustments	(10)	(18)	(66)	(86)

Total Sales	$717	$957	$3,834	$4,899

Sales Variances
Unit Volume $ Change	$(246)	$(305)	$(896)	$(398)
Price/Other(1)	6	(115)	(169)	(325)

Total $ Change	$(240)	$(420)	$(1,065)	$(723)

Unit Volume % Change	(25.2)%	(21.9)%	(18.0)%	(7.0)%
Price/Other(1)	0.1%	(8.6)%	(3.7)%	(5.9)%

Total % Change	(25.1)%	(30.5)%	(21.7)%	(12.9)%

(1)	Other includes unallocated allowances and discounts.
The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the first quarter of fiscal 2008, the first quarter of fiscal 2007, fiscal 2007 and fiscal 2006.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2008	Q1 2007	2007	2006
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products	$32	$45	$173	$194
Specialty Products	50	64	238	308
Other (1)	(4)	(5)	(19)	(22)

Total Gross Margin $’s	$78	$104	$392	$480

Gross Margin %’s by Category
Structural Products	8.6%	8.7%	8.2%	7.0%
Specialty Products	14.2%	13.9%	13.2%	14.0%
Other (1)	NA	NA	NA	NA
Total Gross Margin %’s	10.9%	10.8%	10.2%	9.8%

Unit Volume Growth by Product
Structural Products	(27.8)%	(22.6)%	(19.2)%	(11.8)%
Specialty Products	(22.3)%	(20.9)%	(16.4)%	1.0%
Total Unit Volume Growth %’s	(25.2)%	(21.9)%	(18.0)%	(7.0)%

(1)	Other includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the first quarter of fiscal 2008, the first quarter of fiscal 2007, fiscal 2007 and fiscal 2006.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2008	Q1 2007	2007	2006
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$512	$681	$2,763	$3,326
Direct	215	294	1,137	1,659
Unallocated Allowances and Adjustments	(10)	(18)	(66)	(86)

Total	$717	$957	$3,834	$4,899

Gross Margin by Channel
Warehouse/Reload	$69	$92	$344	$407
Direct	13	17	67	95
Unallocated Allowances and Adjustments	(4)	(5)	(19)	(22)

Total	$78	$104	$392	$480

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2008	Q1 2007	2007	2006
	(Dollars in millions)
	(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	13.5%	13.5%	12.5%	12.2%
Direct	6.0%	5.8%	5.9%	5.7%
Unallocated Allowances and Adjustments	(1.0)%	(0.5)%	(0.5)%	(0.4)%
Total	10.9%	10.8%	10.2%	9.8%
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2008 contains 53 weeks. Fiscal years 2007 and 2006 contain 52 weeks.
Results of Operations
First Quarter of Fiscal 2008 Compared to First Quarter of Fiscal 2007
The following table sets forth our results of operations for the first quarter of fiscal 2008 and first quarter of fiscal 2007.

	Period from		Period from
	December 29, 2007	% of	December 31, 2006	% of
	to	Net	to	Net
	March 29, 2008	Sales	March 31, 2007	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$716,760	100.0%	$957,114	100.0%
Gross profit	77,803	10.9%	103,755	10.8%
Selling, general & administrative	80,635	11.2%	88,468	9.2%
Depreciation and amortization	4,968	0.7%	5,400	0.6%

Operating (loss) income	(7,800)	(1.1)%	9,887	1.0%
Interest expense	9,354	1.3%	10,606	1.1%
Other expense (income), net	130	0.0%	(383)	0.0%

Loss before benefit from income taxes	(17,284)	(2.4)%	(336)	0.0%
Benefit from income taxes	(6,693)	(0.9)%	(147)	0.0%

Net loss	$(10,591)	(1.5)%	$(189)	0.0%

Net Sales. For the first quarter of fiscal 2008, net sales decreased by 25.1%, or $240 million, to $717 million. Sales during the quarter were negatively impacted by a 30.2% decline in housing starts. We estimate that new home construction represents at least 50% of our end-use markets. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $102 million or 22.5% compared to the first quarter of fiscal 2007, reflecting a decline in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $146 million, or 28.1% from a year ago, also primarily as a result of a decrease in unit volume.

Gross Profit. Gross profit for the first quarter of fiscal 2008 was $77.8 million, or 10.9% of sales, compared to $104 million, or 10.8% of sales, in the prior year period. The decrease in gross profit dollars compared to the first quarter of fiscal 2007 was driven primarily by reduced unit volume associated with the ongoing slowdown in the housing market. Gross margin increased by 0.1% to 10.9%, reflecting the increase as a percentage of our total sales, of higher-margin specialty products.
Selling, General, and Administrative Expenses. Selling, general and administrative expenses for the first quarter of fiscal 2008 were $80.6 million, or 11.2% of net sales, compared to $88.5 million, or 9.2% of net sales, during the first quarter of fiscal 2007. The dollar decline primarily reflects decreases in variable compensation, lower payroll expense related to reduced headcount, and decreases in certain other expenses not directly related to headcount. This decline was partially offset by a 40% increase in fuel prices from the year ago period.
Depreciation and Amortization. Depreciation and amortization expense totaled $5.0 million for the first quarter of fiscal 2008, compared with $5.4 million for the first quarter of fiscal 2007.
Operating (Loss) Income. Operating loss for the first quarter of fiscal 2008 was $7.8 million, or 1.1% of sales, versus operating income of $9.9 million, or 1.0% of sales, in the first quarter of fiscal 2007, reflecting a decrease in gross profit that was partially offset by a $7.8 million decrease in operating expenses.
Interest Expense, net. Interest expense totaled $9.4 million, down $1.2 million from the prior year reflecting lower debt levels. Interest expense related to our revolving credit facility and new mortgage was $4.1 million and $4.7 million, respectively, during this period. Interest expense totaled $10.6 million for the first quarter of fiscal 2007. Interest expense related to our revolving credit facility and mortgage was $5.3 million and $4.7 million, respectively, for this period. In addition, interest expense included $0.6 million of debt issue cost amortization for the first quarter of fiscal 2008 and for the first quarter of fiscal 2007.
Benefit from Income Taxes. The effective tax rate was 38.7% and 43.8% for the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively. The decrease in the effective tax rate for the first quarter of fiscal 2008, compared to the same period last year, resulted from permanent differences, such as meals and entertainment, having a lesser impact due to a higher loss in the first quarter of fiscal 2008.
Net Loss. Net loss for the first quarter of fiscal 2008 was $10.6 million compared to net loss of $0.2 million for the first quarter of fiscal 2007.
On a per-share basis, basic and diluted loss applicable to common stockholders for the first quarter of fiscal 2008 were each $0.34. Basic and diluted earnings per share for the first quarter of 2007 were each $0.01.
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
Part of our growth strategy is to selectively pursue acquisitions. Accordingly, depending on the nature of the acquisition or currency, we may use cash or stock, or a combination of both, as acquisition currency. Our cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, our liquidity position may be adversely impacted. In addition, there can be no assurance that we will be successful in identifying acquisition targets and implementing our acquisition strategy. For a discussion of the risks associated with our acquisition strategy, see the risk factor on integrating acquisitions in our Annual Report on
Form 10-K.

The following tables indicate our working capital and cash flows for the periods indicated.

	March 29, 2008	December 29, 2007
	(Dollars in thousands)
	(Unaudited)
Working capital	$431,730	$448,731

	Period from	Period from
	December 29, 2007	December 31, 2006
	to	to
	March 29, 2008	March 31, 2007
	(Dollars in thousands)
	(Unaudited)
Cash flows used for operating activities	$(21,089)	$(77,007)
Cash flows used for investing activities	(350)	(5,213)
Cash flows provided by financing activities	$22,636	$75,440
Working Capital
Working capital decreased by $17.0 million to $432 million at March 29, 2008 primarily as a result of increases in accounts payable and current maturities of long-term debt of $9.2 million and $28.5 million, respectively, as well as a decrease in other current assets of $14.1 million. These changes were partially offset by an increase in accounts receivable and inventories of $17.8 million and $15.3 million, respectively. Additionally, cash increased from $1.2 million on December 29, 2007 to $17.0 million at March 29, 2008. The $17.0 million of cash on our balance sheet at March 29, 2008 primarily reflects customer remittances received in our lock boxes on Friday and Saturday that are not available until Monday, which is part of the following fiscal period.
Operating Activities
During the first quarter of fiscal 2008 and fiscal 2007, cash flows used in operating activities totaled $21.1 million and $77.0 million, respectively. The decrease of $55.9 million in cash flows used in operating activities was primarily the result of a lower use of cash related to a reduction in the changes in working capital of $76.1 million. The decrease in use of cash was offset by a $14.7 million increase in net loss, as adjusted for non-cash charges. The non-cash charges include depreciation and amortization, debt issue cost amortization, non-cash vacant property charges, deferred income tax benefit, and share-based compensation credit.
Investing Activities
During the first quarter of fiscal 2008 and fiscal 2007, cash flows used in investing activities totaled $0.4 million and $5.2 million, respectively.
During the first quarter of fiscal 2008 and fiscal 2007, our expenditures for property and equipment were $1.0 million and $6.1 million, respectively. The cash used in investing activities in the first quarter of fiscal 2007 was primarily for programs designed to improve and fine tune our capabilities in inventory management and forecasting, in financial budgeting and reporting, in order tracking and visibility and in product marketing. These programs did not require the same level of investment in 2008 and our capital expenditures declined accordingly.
Proceeds from the sale of property and equipment totaled $0.6 million and $0.9 million for the first quarter of fiscal 2008 and fiscal 2007, respectively.
Financing Activities
Net cash provided by financing activities was $22.6 million during the first quarter of fiscal 2008 compared to $75.4 million during the first quarter of fiscal 2007. The $52.8 million decrease in cash provided by financing activities was primarily driven by a decrease in borrowings under our revolving credit facility of $52.7 million. We paid no dividends to our common stockholders in the first quarter of 2008. In the first quarter of 2007, we paid dividends to our common stockholders in the aggregate amount of $3.9 million.

Debt and Credit Sources
On May 7, 2004, our operating subsidiary entered into a revolving credit facility. As of March 29, 2008, advances outstanding under the revolving credit facility were approximately $209 million. Borrowing availability was approximately $228 million and outstanding letters of credit on this facility were approximately $10.5 million. As of March 29, 2008, the interest rate on outstanding balances under the revolving credit facility was 5.28%. For the first quarter of fiscal 2008 and first quarter of fiscal 2007, interest expense related to the revolving credit facility was $4.1 million and $5.3 million, respectively.
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
We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge will be reflected in the current period earnings. For the first quarter of fiscal 2008 and for the first quarter of fiscal 2007, we recognized an immaterial amount of expense related to the ineffective portion of the hedge.
At March 29, 2008 and December 29, 2007, the fair value of the interest rate swap was a liability of $11.8 million and $7.1 million, respectively. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheet. Accumulated other comprehensive income at March 29, 2007 and December 29, 2007 included the net loss on the cash flow hedge (net of tax) of $7.1 million and $4.3 million, respectively, which reflects the cumulative amount of comprehensive loss recognized in connection with the change in fair value of the swap.
Contractual Obligations
There have been no material changes to our contractual obligations from those disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
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
Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At March 29, 2008 and December 29, 2007 these allowances totaled $12.7 million and $10.5 million, respectively.
Stock-Based Compensation
Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of March 29, 2008, there was $2.4 million, $4.8 million, $1.4 million and $0.4 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 3.0 years, 2.7 years, 2.8 years, and 2.2 years, respectively. At March 31, 2007, there was $5.6 million, $3.8 million, $2.6 million and $0.9 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized expense for these awards at March 31, 2007 was expected to be recognized over a period of 3.6 years, 2.9 years, 3.0 years, and 2.8 years, respectively.
For the first quarter of fiscal 2008 and for the first quarter of fiscal 2007, our total stock-based compensation expense was $0.1 million and $0.9 million, respectively. We also recognized related income tax benefits of $0.02 million and $0.4 million for the first quarter of fiscal 2008 and for the first quarter of fiscal 2007, respectively.
Inventories
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At December 29, 2007, the lower of cost or market reserve totaled $0.02 million. The market value of our inventory exceeded its cost at March 29, 2008.
Additionally, we maintain a reserve for the estimated value of impairment associated with damaged and inactive inventory. The inactive reserve includes inventory that has had no sales in the past six months or has turn days in excess of 365 days, excluding some specific specialty product items, or is being discontinued. At March 29, 2008 and December 29, 2007, our damaged and inactive inventory reserves totaled $5.1 million and $4.4 million, respectively. Adjustments to earnings resulting from revisions to inactive inventory estimates have been insignificant.

Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates).   In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates).  At March 29, 2008, the vendor rebate receivable and customer rebate payable totaled $6.5 million and $5.0 million, respectively.  At December 29, 2007, these balances totaled $7.5 million and $11.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for each of the reported periods.
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
Income Taxes
Deferred income tax assets and income tax benefits are provided for temporary differences between amounts recorded for financial reporting and income tax purposes. If, for some reason, the combination of future years income (or loss) combined with the reversal of temporary differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.
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
The Company has recorded certain deferred income tax assets as of March 29, 2008. Realization is dependent on generating sufficient taxable income. The Company believes the deferred income tax assets will be realized through taxable income generated during available loss carryback periods and future taxable income, including but not limited to taxable income that would be generated by the implementation of feasible and prudent tax planning strategies. Although realization is not assured, management believes that it is more likely than not that all of the deferred income tax assets will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income available via loss carryback are reduced or if we are unable to implement existing tax planning strategies. During 2008, we will continue to closely monitor the current economic downturn in the housing and construction sectors on a quarterly basis. Should conditions reach a level during 2008 that necessitates the recording of a valuation allowance against our deferred income tax assets based upon all of the evidence, both positive and negative, it will be recorded in the period that such changes in estimates are made. The recording of a valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings.
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

Exit Costs
During the fourth quarter of fiscal 2007, we vacated leased office space. We accounted for the transaction in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability be recognized for the cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). Our exit costs include the estimated losses on the vacated facility based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. At March 29, 2008 and December 29, 2007, the vacant property reserve totaled $11.0 million and $11.3 million, respectively. These balances were included in “Other current liabilities”, and in “Other long-term liabilities” on the Consolidated Balance Sheet.
Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective, on a prospective basis, for fiscal years beginning after November 15, 2008. We are in the process of evaluating the new disclosure requirements under SFAS 161
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We are currently assessing the impact of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS 141 (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.
In February, 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected to not adopt the fair value option in measuring certain financial assets and liabilities.
In September 2006, the FASB issued  SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  In February 2008, FSP 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 was issued. FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157.  FSP 157-2 Partial Deferral of the Effective Date of Statement 157 deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

SFAS No. 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS No. 157 classifies inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.
We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position.  When deemed appropriate, we minimize our risks from interest rate fluctuations through the use of an interest rate swap.  This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes.  The swap is valued using a valuation model that has inputs other than quoted market prices that are both observable and unobservable.
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap.  The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement.  We have determined that our interest rate swap is a level 3 liability in the fair value hierarchy.  The fair value of the interest rate swap was $11.8 million as of March 29, 2008.
The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on our consolidated financial position and results of operations.  We are currently assessing the impact of SFAS No. 157 for pension related financial assets and nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, other than those discussed below.
Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. A change of 100 basis points in the market rate of interest would impact interest expense by approximately $0.6 million based on borrowings outstanding at March 29, 2008. Additionally, to the extent changes in interest rates impact the housing market, we would be impacted by such changes.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the quarter ended March 29, 2008, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the SEC.
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

BlueLinx Holdings Inc.
(Registrant)
Date: May 5, 2008	/s/ Howard D. Goforth
Howard D. Goforth
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