Form 10-Q
period 2008-06-28
BlueLinx Holdings Inc.
filed 2008-08-05
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2008 there were 32,378,860 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended June 28, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Second Quarter
	Period from	Period from
	March 30, 2008	April 1, 2007
	to	to
	June 28, 2008	June 30, 2007
Net sales	$834,669	$1,081,990
Cost of sales	727,234	962,752

Gross profit	107,435	119,238

Operating expenses:
Selling, general, and administrative	81,227	93,346
Depreciation and amortization	5,103	5,335

Total operating expenses	86,330	98,681

Operating income	21,105	20,557
Non-operating expenses:
Interest expense	9,385	11,798
Other expense (income), net	190	(225)

Income before provision for income taxes	11,530	8,984
Provision for income taxes	4,931	3,550

Net income	$6,599	$5,434

Basic weighted average number of common shares outstanding	31,079	30,848

Basic net income per share applicable to common stock	$0.21	$0.18

Diluted weighted average number of common shares outstanding	31,312	30,995

Diluted net income per share applicable to common stock	$0.21	$0.18

Dividends declared per share of common stock	$—	$0.125

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	Period from	Period from
	December 29, 2007	December 31, 2006
	to	to
	June 28, 2008	June 30, 2007
Net sales	$1,551,429	$2,039,104
Cost of sales	1,366,191	1,816,111

Gross profit	185,238	222,993

Operating expenses:
Selling, general, and administrative	161,862	181,814
Depreciation and amortization	10,071	10,734

Total operating expenses	171,933	192,548

Operating income	13,305	30,445
Non-operating expenses:
Interest expense	18,739	22,404
Other expense (income), net	320	(608)

(Loss) income before (benefit from) provision for income taxes	(5,754)	8,649
(Benefit from) provision for income taxes	(1,762)	3,404

Net (loss) income	$(3,992)	$5,245

Basic weighted average number of common shares outstanding	31,003	30,824

Basic net (loss) income per share applicable to common stock	$(0.13)	$0.17

Diluted weighted average number of common shares outstanding	31,003	30,945

Diluted net (loss) income per share applicable to common stock	$(0.13)	$0.17

Dividends declared per share of common stock	$—	$0.25

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 28, 2008	December 29, 2007
	(unaudited)
Assets:
Current assets:
Cash	$29,791	$15,759
Receivables, net	295,081	263,176
Inventories, net	315,368	335,887
Deferred income taxes	14,605	12,199
Other current assets	38,657	53,231

Total current assets	693,502	680,252

Property, plant, and equipment:
Land and land improvements	57,362	57,295
Buildings	98,550	98,420
Machinery and equipment	67,922	67,217
Construction in progress	1,360	4,212

Property, plant, and equipment, at cost	225,194	227,144
Accumulated depreciation	(60,954)	(54,702)

Property, plant, and equipment, net	164,240	172,442
Non-current deferred income taxes	2,218	2,628
Other assets	19,842	28,114

Total assets	$879,802	$883,436

Liabilities:
Current liabilities:
Accounts payable	$176,600	$164,717
Bank overdrafts	38,055	37,152
Accrued compensation	11,503	10,372
Current maturities of long-term debt	10,048	—
Other current liabilities	28,336	19,280

Total current liabilities	264,542	231,521

Non-current liabilities:
Long-term debt	451,000	478,535
Other long-term liabilities	13,016	18,557

Total liabilities	728,558	728,613

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,378,860 and 31,224,959 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	324	312
Additional paid-in-capital	142,701	142,081
Accumulated other comprehensive income	5,207	5,426
Retained earnings	3,012	7,004

Total shareholders’ equity	151,244	154,823

Total liabilities and shareholders’ equity	$879,802	$883,436

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	Period from	Period from
	December 29, 2007	December 31, 2006
	to	to
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net (loss) income	$(3,992)	$5,245
Adjustments to reconcile net (loss) income to cash provided by (used in) operations:
Depreciation and amortization	10,071	10,734
Amortization of debt issue costs	1,215	1,215
Deferred income tax benefit	(2,931)	(1,563)
Share-based compensation expense	1,119	2,227
Excess tax benefits from share-based compensation arrangements	(76)	(60)
Changes in assets and liabilities:
Receivables	(31,905)	(98,255)
Inventories	20,519	(59,536)
Accounts payable	11,883	64,503
Changes in other working capital	22,283	8,840
Other	2,589	2,278

Net cash provided by (used in) operating activities	30,775	(64,372)

Cash flows from investing activities:
Property, plant and equipment investments	(1,502)	(10,027)
Proceeds from disposition of assets	827	1,086

Net cash used in investing activities	(675)	(8,941)

Cash flows from financing activities:
Proceeds from stock options exercised	434	323
Excess tax benefits from share-based compensation arrangements	76	60
Net (decrease) increase in revolving credit facility	(17,487)	94,073
Increase (decrease) in bank overdrafts	903	(15,678)
Common stock dividends paid	—	(7,784)
Other	6	33

Net cash (used in) provided by financing activities	(16,068)	71,027

Increase (decrease) in cash	14,032	(2,286)
Balance, beginning of period	15,759	27,042

Balance, end of period	$29,791	$24,756

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2008
1. Basis of Presentation and Background
Basis of Presentation
BlueLinx Holdings Inc. has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 29, 2007, as filed with the Securities and Exchange Commission (“SEC”). Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2008 and fiscal year 2007 contain 53 weeks and 52 weeks, respectively. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating subsidiary” when necessary.
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
We are a leading distributor of building products in North America with approximately 2,500 employees. We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of more than 70 warehouses and third-party operated warehouses.
2. Summary of Significant Accounting Policies
Earnings per Common Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period.
Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and restricted stock using the treasury stock method. We have excluded stock options to purchase 1.1 million shares for the second quarter of fiscal 2008 because they were antidilutive. In addition, we excluded .4 million restricted stock and performance share awards for the second quarter of fiscal 2008 because they were antidilutive. For the second quarter of fiscal 2007 and for the first six months ended June 30, 2007, we excluded stock options to purchase 1.5 million shares because they were antidilutive.
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
Uncertain tax positions are recorded based on the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a discussion of whether to file or not to file a return in a particular jurisdiction).
For the second quarter of fiscal 2008 and for the first six months of fiscal 2008, we recognized $4.9 million of tax expense and $1.8 million of tax benefit, respectively. Our effective tax rate for these periods was 42.8% and 30.6%, respectively. For the second quarter of fiscal 2007 and for the first six months of fiscal 2007, our effective tax rate was 39.5% and 39.4%, respectively. The change in effective tax rate in both periods compared to 2007 primarily resulted from tax expense on Canadian earnings.
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
On May 12, 2006 our stockholders approved the 2006 Plan. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards. We reserved 1,700,000 shares of our common stock for issuance under the 2006 Plan. The terms and conditions of awards under the 2006 Plan are determined by the administrator for each grant. Awards issued under the 2006 Plan are subject to accelerated vesting in the event of a change in control as such event is defined in the 2006 Plan.
At our annual meeting of stockholders on May 21, 2008, our stockholders approved an amendment to the 2006 Plan which increases the maximum number of shares of common stock we may issue under the 2006 Plan by 1,500,000 shares from 1,700,000 shares to 3,200,000 shares. The purpose of this amendment is to assure that we can continue to grant equity awards at levels determined appropriate by the Board.

On May 21, 2008, the Compensation Committee granted a restricted stock award of 250,000 restricted shares of the Company to Howard S. Cohen pursuant to the terms of his employment agreement. The restricted stock award issued to Mr. Cohen will vest in three equal annual installments beginning on March 10, 2009.
Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of June 28, 2008, there was $2.1 million, $5.0 million, $1.2 million and $0.2 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 2.7 years, 2.5 years, 2.5 years, and 1.3 years, respectively. As of June 30, 2007, there was $5.0 million, $3.3 million, $2.3 million and $1.7 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 3.5 years, 2.6 years, 2.5 years, and 2.5 years, respectively.
For the second quarter of fiscal 2008 and for the first six months of fiscal 2008, our total stock-based compensation expense was $1.2 million. We also recognized related income tax benefits of $0.5 million for the second quarter of fiscal 2008 and for the first six months of fiscal 2008. For the second quarter of fiscal 2007 and for the first six months of fiscal 2007, our total stock-based compensation expense was $1.4 million and $2.2 million, respectively. We also recognized related income tax benefits of $0.5 million and $0.9 million for the second quarter of fiscal 2007 and for the first six months of fiscal 2007, respectively.
During the first six months of fiscal 2008 and the first six months of fiscal 2007, total stock options exercised were 115,758 and 86,019, respectively. These options were exercised in the first quarter of both periods.
The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first six months of fiscal 2008:

	Period from December 29, 2007 to June 28, 2008
	Time-Based	Performance-Based	Performance-Based
	Options**	Options**	Options***
Risk free interest rate	2.70%	2.62%	2.11%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	6 years	4 years	1 year
Expected volatility	48%	48%	48%
Weighted average fair value	$2.27	$0.67	$1.31

**	Exercise price exceeded the market price at date of grant.

***	Exercise price was less than the market price at date of grant (the date the performance criteria were established is considered the grant date for accounting purposes).
All options granted during the first six months of fiscal 2008 were granted in the first quarter.
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
The range of risk-free rates used for the first six months of fiscal 2008 and for the first six months of fiscal 2007 was from 2.11% to 2.70% and 4.78% to 5.10%, respectively. These rates were based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.
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
During the second quarter of fiscal 2008, we recorded a non-cash impairment charge of $0.7 million ($0.4 million after tax) to reduce the carrying value of certain long-lived assets to fair value. This impairment charge was included in “Selling, general and administrative” expense on our Consolidated Statement of Operations for the second quarter and the first six months of fiscal 2008.
3. Exit Costs
During the second quarter of fiscal 2008 and the fourth quarter of fiscal 2007, we vacated leased office space and certain distribution facilities. We accounted for these transactions in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability be recognized for a cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). Our exit cost charges include the estimated losses on the vacated facilities based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs were included in “Selling, general and administrative” expense in the Consolidated Statement of Operations and in “Other current liabilities”, and in “Other non-current liabilities” on the Consolidated Balance Sheet at June 28, 2008 and December 29, 2007.
The following table displays the exit activity and liability balances for the first six months of fiscal 2008 (in thousands):

Exit Costs
Balance at December 29, 2007	$11,326
Charges	347
Payments	(1,074)
Accretion of liability	409

Balance at June 28, 2008	$11,008

We did not incur any exit charges during the first six months of fiscal 2007.

4. Comprehensive Income (Loss)
The calculation of comprehensive income (loss) is as follows (in thousands):

	Second Quarter
	Period from	Period from
	March 30, 2008	April 1, 2007
	to	to
	June 28, 2008	June 30, 2007
Net income	$6,599	$5,434
Other comprehensive income:
Foreign currency translation, net of taxes	151	921
Unrealized gain from cash flow hedge, net of taxes	3,009	1,557

Comprehensive income	$9,759	$7,912

	Six Months Ended
	Period from	Period from
	December 29, 2007	December 31, 2006
	to	to
	June 28, 2008	June 30, 2007
Net (loss) income	$(3,992)	$5,245
Other comprehensive (loss) income:
Foreign currency translation, net of taxes	(396)	913
Unrealized gain from cash flow hedge, net of taxes	178	1,284

Comprehensive (loss) income	$(4,210)	$7,442

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
Net periodic pension cost for our pension plans included the following:

	Second Quarter
	Period from	Period from
	March 30, 2008	April 1, 2007
	to	to
	June 28, 2008	June 30, 2007
	(In thousands)
Service cost	$561	$626
Interest cost on projected benefit obligation	1,109	1,054
Expected return on plan assets	(1,501)	(1,356)
Amortization of unrecognized gain	(91)	—
Amortization of unrecognized prior service cost	—	1

Net periodic pension cost	$78	$325

	Six Months Ended
	Period from	Period from
	December 29, 2007	December 31, 2006
	to	to
	June 28, 2008	June 30, 2007
	(In thousands)
Service cost	$1,122	$1,252
Interest cost on projected benefit obligation	2,218	2,108
Expected return on plan assets	(3,002)	(2,712)
Amortization of unrecognized gain	(182)	—
Amortization of unrecognized prior service cost	1	2

Net periodic pension cost	$157	$650

6. Revolving Credit Facility
As of June 28, 2008, we had outstanding borrowings of $166 million and excess availability of $271 million under the terms of our revolving credit facility. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $156 million as long-term debt. The revolving credit facility contains customary negative covenants and restrictions for asset based loans, with which we are in compliance.
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
We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge are reflected in earnings. For the first six months of fiscal 2008 and for the first six months of fiscal 2007, we recognized immaterial amounts of expense related to the ineffective portion of the hedge.
At June 28, 2008 and December 29, 2007, the fair value of the interest rate swap was a liability of $6.9 million and $7.1 million, respectively. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheet. Accumulated other comprehensive income at June 28, 2008 and December 29, 2007 included the net loss on the cash flow hedge (net of tax) of $4.1 million and $4.3 million, respectively, which reflects the cumulative amount of comprehensive loss in connection with the change in fair value of the swap.
During the second quarter of fiscal 2008, we negotiated the release of cash collateral held for purposes of securing the interest rate swap and replaced that collateral with letters of credit. As of June 28, 2008, we had outstanding letters of credit totaling $15.8 million, primarily for purposes of securing collateral requirements under the casualty insurance programs for us, the interest rate swap, and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.
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
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap.  The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement.  We have determined that our interest rate swap is a level 3 liability in the fair value hierarchy.  The fair value of the interest rate swap was $6.9 million as of June 28, 2008.
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
Collective Bargaining Agreements
As of June 28, 2008, approximately 31% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 7% of our work force will expire within one year.
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
Supply Agreement with Georgia-Pacific
On May 7, 2004, we entered into a multi-year supply agreement with Georgia-Pacific. Under the agreement, we have exclusive distribution rights on certain products and certain customer segments. Georgia-Pacific is our largest vendor, with Georgia-Pacific products representing approximately 25% of our purchases during fiscal 2007. On June 6, 2008, Georgia-Pacific notified us of its intent to terminate this supply agreement, effective May 7, 2010. Georgia-Pacific and BlueLinx are currently in discussions regarding a new agreement which would govern the purchase, supply and distribution arrangements between the two parties after May 7, 2010. Georgia-Pacific and BlueLinx are continuing to work together pursuant to the terms of the existing Supply Agreement.
The Supply Agreement details distribution rights by product categories, including exclusivity rights and minimum supply volume commitments from Georgia-Pacific with respect to certain products. This Supply Agreement also details our purchase obligations by product categories, including minimum purchase volume commitments with respect to most of the products supplied to us. In addition, the Supply Agreement also provides for advertising, marketing and promotion arrangements between BlueLinx and Georgia-Pacific for certain products.
11. Recently Issued Accounting Pronouncements
In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for us on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We are still in the process of evaluating the impact FSP 03-6-1 will have on our Consolidated Financial Statements. For additional information about our share-based payment awards, refer to Note 2 of the Notes to Consolidated Financial Statements in our Form 10-K.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for us on January 1, 2009. We are still in the process of evaluating the impact FSP 142-3, but do not expect it to have a material impact on our Consolidated Financial Statements.
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective, on a prospective basis, for fiscal years beginning after November 15, 2008. We are in the process of evaluating the new disclosure requirements under SFAS 161.
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
12. Subsequent Event
On July 15, 2008, our board of directors approved a plan to exit our custom milling operations in California.  We are taking this action primarily based on our analysis of the impact of unfavorable market conditions on the business.  We expect to complete the closure of the milling operation during the third quarter of fiscal 2008.  We expect to incur a pre-tax charge of approximately $4 million, or an after tax charge of approximately $0.08 per diluted share related to this action in the third quarter.  Approximately $1.5 million of the total charge will require cash expenditures during the third quarter.
13. Unaudited Supplemental Condensed Consolidating Financial Statements
The unaudited condensed consolidating financial information as of June 28, 2008 and December 29, 2007 and for the periods from March 30, 2008 to June 28, 2008 and April 1, 2007 to June 30, 2007 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our wholly-owned operating subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 29, 2007, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are sixty-one single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. Certain of the warehouse properties collateralize a mortgage loan and none of the properties are available to satisfy the debts and other obligations of either BlueLinx Corporation or us.

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from March 30, 2008 to June 28, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$834,669	$7,618	$(7,618)	$834,669
Cost of sales	—	727,234	—	—	727,234

Gross profit	—	107,435	7,618	(7,618)	107,435

Operating expenses:
Selling, general and administrative	332	88,393	120	(7,618)	81,227
Depreciation and amortization	—	4,033	1,070	—	5,103

Total operating expenses	332	92,426	1,190	(7,618)	86,330

Operating income (loss)	(332)	15,009	6,428	—	21,105
Non-operating expenses:
Interest expense	—	4,493	4,892	—	9,385
Other expense (income), net	—	190	—	—	190

Income before provision for (benefit from) income taxes	(332)	10,326	1,536	—	11,530
Provision for (benefit from) income taxes	(129)	4,461	599	—	4,931
Equity in income (loss) of subsidiaries	6,802	—	—	(6,802)	—

Net income (loss)	$6,599	$5,865	$937	$(6,802)	$6,599

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

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 29, 2007 to June 28, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,551,429	$15,235	$(15,235)	$1,551,429
Cost of sales	—	1,366,191	—	—	1,366,191

Gross profit	—	185,238	15,235	(15,235)	185,238

Operating expenses:
Selling, general and administrative	646	176,211	240	(15,235)	161,862
Depreciation and amortization	—	7,931	2,140	—	10,071

Total operating expenses	646	184,142	2,380	(15,235)	171,933

Operating income (loss)	(646)	1,096	12,855	—	13,305
Non-operating expenses:
Interest expense	—	8,955	9,784	—	18,739
Other expense (income), net	—	333	(13)	—	320

Income before provision for (benefit from) income taxes	(646)	(8,192)	3,084	—	(5,754)
Provision for (benefit from) income taxes	(252)	(2,713)	1,203	—	(1,762)
Equity in income (loss) of subsidiaries	(3,598)	—	—	3,598	—

Net income (loss)	$(3,992)	$(5,479)	$1,881	$3,598	$(3,992)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 31, 2006 to June 30, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,039,104	$15,036	$(15,036)	$2,039,104
Cost of sales	—	1,816,111	—	—	1,816,111

Gross profit	—	222,993	15,036	(15,036)	222,993

Operating expenses:
Selling, general and administrative	716	195,891	243	(15,036)	181,814
Depreciation and amortization	—	8,618	2,116	—	10,734

Total operating expenses	716	204,509	2,359	(15,036)	192,548

Operating income (loss)	(716)	18,484	12,677	—	30,445
Non-operating expenses:
Interest expense	—	12,620	9,784	—	22,404
Other expense (income), net	—	(367)	(241)	—	(608)

Income before provision for (benefit from) income taxes	(716)	6,231	3,134	—	8,649
Provision for (benefit from) income taxes	(279)	2,461	1,222	—	3,404
Equity in income (loss) of subsidiaries	5,682	—	—	(5,682)	—

Net income (loss)	$5,245	$3,770	$1,912	$(5,682)	$5,245

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of June 28, 2008 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$4	$29,724	$63	$—	$29,791
Receivables	—	295,081	—	—	295,081
Inventories	—	315,368	—	—	315,368
Deferred income taxes	—	14,633	—	(28)	14,605
Other current assets	100	38,557	—	—	38,657
Intercompany receivable	22,044	—	—	(22,044)	—

Total current assets	22,148	693,363	63	(22,072)	693,502

Property, plant and equipment:
Land and land improvements	—	3,067	54,295	—	57,362
Buildings	—	7,520	91,030	—	98,550
Machinery and equipment	—	67,922	—	—	67,922
Construction in progress	—	1,360	—	—	1,360

Property, plant and equipment, at cost	—	79,869	145,325	—	225,194
Accumulated depreciation	—	(43,340)	(17,614)	—	(60,954)

Property, plant and equipment, net	—	36,529	127,711	—	164,240
Investment in subsidiaries	129,242	—	—	(129,242)	—
Deferred income taxes	—	3,496	—	(1,278)	2,218
Other non-current assets	—	14,864	4,978	—	19,842

Total assets	$151,390	$748,252	$132,752	$(152,592)	$879,802

Liabilities :
Current liabilities:
Accounts payable	$118	$176,482	$—	$—	$176,600
Bank overdrafts	—	38,055	—	—	38,055
Accrued compensation	—	11,503	—	—	11,503
Deferred income taxes	28	—	—	(28)	—
Current maturities of long-term debt	—	10,048	—	—	10,048
Other current liabilities	—	23,164	5,172	—	28,336
Intercompany payable	—	21,792	252	(22,044)	—

Total current liabilities	146	281,044	5,424	(22,072)	264,542

Non-current liabilities:
Long-term debt	—	156,000	295,000	—	451,000
Deferred income taxes	—	—	1,278	(1,278)	—
Other long-term liabilities	—	13,016	—	—	13,016

Total liabilities	146	450,060	301,702	(23,350)	728,558

Shareholders’ Equity/Parent’s Investment	151,244	298,192	(168,950)	(129,242)	151,244

Total liabilities and equity	$151,390	$748,252	$132,752	$(152,592)	$879,802

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 29, 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$3	$15,699	$57	$—	$15,759
Receivables	—	263,176	—	—	263,176
Inventories	—	335,887	—	—	335,887
Deferred income taxes	—	12,277	—	(78)	12,199
Other current assets	271	52,960	—	—	53,231
Intercompany receivable	18,103	611	—	(18,714)	—

Total current assets	18,377	680,610	57	(18,792)	680,252

Property, plant and equipment:
Land and land improvements	—	3,000	54,295	—	57,295
Buildings	—	7,390	91,030	—	98,420
Machinery and equipment	—	67,217	—	—	67,217
Construction in progress	—	4,212	—	—	4,212

Property, plant and equipment, at cost	—	81,819	145,325	—	227,144
Accumulated depreciation	—	(39,228)	(15,474)	—	(54,702)

Property, plant and equipment, net	—	42,591	129,851	—	172,442
Investment in subsidiaries	137,155	—	—	(137,155)	—
Non-current deferred income taxes	—	4,327	—	(1,699)	2,628
Other non-current assets	—	22,822	5,292	—	28,114

Total assets	$155,532	$750,350	$135,200	$(157,646)	$883,436

Liabilities:
Current liabilities:
Accounts payable	$20	$164,697	$—	$—	$164,717
Bank overdrafts	—	37,152	—	—	37,152
Accrued compensation	—	10,372	—	—	10,372
Deferred income taxes	78	—	—	(78)	—
Other current liabilities	—	15,145	4,135	—	19,280
Intercompany payable	611	17,632	471	(18,714)	—

Total current liabilities	709	244,998	4,606	(18,792)	231,521

Non-current liabilities:
Long-term debt	—	183,535	295,000	—	478,535
Deferred income taxes	—	—	1,699	(1,699)	—
Other non-current liabilities	—	18,557	—	—	18,557

Total liabilities	709	447,090	301,305	(20,491)	728,613

Shareholders’ Equity/Parent’s Investment	154,823	303,260	(166,105)	(137,155)	154,823

Total liabilities and equity	$155,532	$750,350	$135,200	$(157,646)	$883,436

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 29, 2007 to June 28, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,992)	$(5,479)	$1,881	$3,598	$(3,992)
Adjustments to reconcile net income to cash (used in) provided by operations:
Depreciation and amortization	—	7,931	2,140	—	10,071
Amortization of debt issue costs	—	901	314	—	1,215
Deferred income tax benefit	(50)	(2,460)	(421)	—	(2,931)
Share-based compensation expense	—	1,119	—	—	1,119
Excess tax benefits from share-based compensation arrangements	—	(76)	—	—	(76)
Equity in earnings of subsidiaries	3,598	—	—	(3,598)	—
Changes in assets and liabilities:
Receivables	—	(31,905)	—	—	(31,905)
Inventories	—	20,519	—	—	20,519
Accounts payable	98	11,785	—	—	11,883
Changes in other working capital	171	21,075	1,037	—	22,283
Intercompany receivable	(3,941)	611	—	3,330	—
Intercompany payable	(611)	4,160	(219)	(3,330)	—
Other	—	2,589	—	—	2,589

Net cash (used in) provided by operating activities	(4,727)	30,770	4,732	—	30,775

Cash flows from investing activities:
Investment in subsidiaries	4,212	—	—	(4,212)	—
Property, plant and equipment investments	—	(1,502)	—	—	(1,502)
Proceeds from sale of assets	—	827	—	—	827

Net cash provided by (used in) investing activities	4,212	(675)	—	(4,212)	(675)

Cash flows from financing activities:
Net transactions with Parent	—	514	(4,726)	4,212	—
Proceeds from stock options exercised	434	—	—	—	434
Excess tax benefits from share-based compensation arrangements	76	—	—	—	76
Net decrease in revolving credit facility	—	(17,487)	—	—	(17,487)
Increase in bank overdrafts	—	903	—	—	903
Common dividends paid	—	—	—	—	—
Other	6	—	—	—	6

Net cash (used in) provided by financing activities	516	(16,070)	(4,726)	4,212	(16,068)

Increase in cash	1	14,025	6	—	14,032
Balance, beginning of period	3	15,699	57	—	15,759

Balance, end of period	$4	$29,724	$63	$—	$29,791

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 31, 2006 to June 30, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,245	$3,770	$1,912	$(5,682)	$5,245
Adjustments to reconcile net income to cash (used in) provided by operations:
Depreciation and amortization	—	8,618	2,116	—	10,734
Amortization of debt issue costs	—	903	312	—	1,215
Deferred income tax benefit	(86)	(1,061)	(416)	—	(1,563)
Share-based compensation expense	—	2,227	—	—	2,227
Excess tax benefits from share-based compensation arrangements	—	(60)	—	—	(60)
Equity in earnings of subsidiaries	(5,682)	—	—	5,682	—
Changes in assets and liabilities:
Receivables	—	(98,255)	—	—	(98,255)
Inventories	—	(59,536)	—	—	(59,536)
Accounts payable	—	64,503	—	—	64,503
Changes in other working capital	508	6,924	1,408	—	8,840
Intercompany receivable	(207)	—	—	207	—
Intercompany payable	—	532	(325)	(207)	—
Other	—	2,308	(30)	—	2,278

Net cash (used in) provided by operating activities	(222)	(69,127)	4,977	—	(64,372)

Cash flows from investing activities:
Investment in subsidiaries	7,624	—	—	(7,624)	—
Property, plant and equipment investments	—	(9,578)	(449)	—	(10,027)
Proceeds from sale of assets	—	1,086	—	—	1,086

Net cash provided by (used in) investing activities	7,624	(8,492)	(449)	(7,624)	(8,941)

Cash flows from financing activities:
Net transactions with Parent	—	(3,078)	(4,546)	7,624	—
Proceeds from stock options exercised	323	—	—	—	323
Excess tax benefits from share-based compensation arrangements	60	—	—	—	60
Net increase in revolving credit facility	—	94,073	—	—	94,073
Decrease in bank overdrafts	—	(15,678)	—	—	(15,678)
Common dividends paid	(7,784)	—	—	—	(7,784)
Other	—	—	33	—	33

Net cash (used in) provided by financing activities	(7,401)	75,317	(4,513)	7,624	71,027

Increase (decrease) in cash	1	(2,302)	15	—	(2,286)
Balance, beginning of period	2	27,017	23	—	27,042

Balance, end of period	$3	$24,715	$38	$—	$24,756

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our condensed consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the SEC and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:
•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

•	inventory levels of new and existing homes for sale;

•	general economic and business conditions in the United States;

•	the financial condition and credit worthiness of our customers;

•	the activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	immigration patterns and job and household formation;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	adverse weather patterns or conditions;

•	our ability to agree to a new supply agreement with Georgia-Pacific after May 7, 2010, or otherwise obtain replacement products on favorable economic terms;

•	acts of war or terrorist activities;

•	variations in the performance of the financial markets, including the credit markets; and

•	the other factors described herein under “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the SEC.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Overview
Background
We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 52% of our second quarter of fiscal 2008 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 48% of our second quarter of fiscal 2008 gross sales.
Industry Conditions
As noted above, we operate in a changing environment in which new risks can emerge from time to time. A number of factors cause our results of operations to fluctuate from period to period. Many of these factors are seasonal or cyclical in nature. Conditions in the United States housing market are at historically low levels and continued to deteriorate throughout the second quarter of fiscal 2008. Our operating results have declined during the past two years as they are closely tied to U.S. housing starts. Additionally, the mortgage markets have experienced substantial disruption due to a rising number of defaults in the “subprime” market. This disruption and the related defaults increased the inventory of homes for sale and also caused lenders to tighten mortgage qualification criteria which further reduced demand for new homes. Forecasters continue to have a bearish outlook for the housing market and we expect the downturn in new housing activity will continue to negatively impact our operating results for the foreseeable future. We continue to prudently manage our inventories, receivables and spending in this environment. However, along with many forecasters, we believe U.S. housing demand will improve in the long term based on population demographics and a variety of other factors.
Supply Agreement with Georgia-Pacific
On May 7, 2004, we entered into a multi-year supply agreement with Georgia-Pacific. Under the agreement, we have exclusive distribution rights on certain products and certain customer segments. Georgia-Pacific is our largest vendor, with Georgia-Pacific products representing approximately 25% of our purchases during fiscal 2007. On June 6, 2008, Georgia-Pacific notified us of its intent to terminate this supply agreement, effective May 7, 2010. Georgia-Pacific and BlueLinx are currently in discussions regarding a new agreement which would govern the purchase, supply and distribution arrangements between the two parties after May 7, 2010. Georgia-Pacific and BlueLinx are continuing to work together pursuant to the terms of the existing Supply Agreement.
The Supply Agreement details distribution rights by product categories, including exclusivity rights and minimum supply volume commitments from Georgia-Pacific with respect to certain products. This Supply Agreement also details our purchase obligations by product categories, including minimum purchase volume commitments with respect to most of the products supplied to us. In addition, the Supply Agreement also provides for advertising, marketing and promotion arrangements between BlueLinx and Georgia-Pacific for certain products.
Subsequent Event
On July 15, 2008, our board of directors approved a plan to exit our custom milling operations in California. We are taking this action primarily based on our analysis of the impact of unfavorable market conditions on the business. We expect to complete the closure of the milling operation during the third quarter of fiscal 2008. We expect to incur a pre-tax charge of approximately $4 million, or an after tax charge of approximately $0.08 per diluted share related to this action in the third quarter. Approximately $1.5 million of the total charge will require cash expenditures during the third quarter.

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
The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the second quarter of fiscal 2008, the second quarter of fiscal 2007, the first six months of fiscal 2008, the first six months of fiscal 2007, fiscal 2007 and fiscal 2006.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2008	Q2 2007	2008 YTD	2007 YTD	2007	2006
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products	$443	$598	$815	$1,117	$2,098	$2,788
Specialty Products	403	501	757	957	1,802	2,197
Other(1)	(11)	(17)	(21)	(35)	(66)	(86)

Total Sales	$835	$1,082	$1,551	$2,039	$3,834	$4,899

Sales Variances
Unit Volume $ Change	$(286)	$(229)	$(532)	$(534)	$(896)	$(398)
Price/Other(1)	39	(68)	44	(183)	(169)	(325)

Total $ Change	$(247)	$(297)	$(488)	$(717)	$(1,065)	$(723)

Unit Volume % Change	(26.0)%	(16.3)%	(25.6)%	(19.1)%	(18.0)%	(7.0)%
Price/Other(1)	3.1%	(5.2)%	1.7%	(6.9)%	(3.7)%	(5.9)%

Total % Change	(22.9)%	(21.5)%	(23.9)%	(26.0)%	(21.7)%	(12.9)%

(1)	Other includes unallocated allowances and discounts.
The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the second quarter of fiscal 2008, the second quarter of fiscal 2007, the first six months of fiscal 2008, the first six months of fiscal 2007, fiscal 2007 and fiscal 2006.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2008	Q2 2007	2008 YTD	2007 YTD	2007	2006
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products	$53	$56	$85	$101	$173	$194
Specialty Products	58	70	108	134	238	308
Other (1)	(4)	(7)	(8)	(12)	(19)	(22)

Total Gross Margin $’s	$107	$119	$185	$223	$392	$480

Gross Margin %’s by Category
Structural Products	12.0%	9.3%	10.4%	9.0%	8.2%	7.0%
Specialty Products	14.4%	14.0%	14.3%	14.0%	13.2%	14.0%
Other (1)	NA	NA	NA	NA	NA	NA
Total Gross Margin %’s	12.9%	11.0%	11.9%	10.9%	10.2%	9.8%
Change in Unit Volume by Product
Structural Products	(30.3)%	(17.1)%	(29.2)%	(19.9)%	(19.2)%	(11.8)%
Specialty Products	(20.8)%	(15.3)%	(21.5)%	(18.0)%	(16.4)%	1.0%
Total Change in Unit Volume %’s	(26.0)%	(16.3)%	(25.6)%	(19.1)%	(18.0)%	(7.0)%

(1)	Other includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the second quarter of fiscal 2008, the second quarter of fiscal 2007, the first six months of fiscal 2008, the first six months of fiscal 2007, fiscal 2007 and fiscal 2006.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2008	Q2 2007	2008 YTD	2007 YTD	2007	2006
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$622	$783	$1,133	$1,464	$2,763	$3,326
Direct	224	316	439	610	1,137	1,659
Other(1)	(11)	(17)	(21)	(35)	(66)	(86)

Total	$835	$1,082	$1,551	$2,039	$3,834	$4,899

Gross Margin by Channel
Warehouse/Reload	$97	$106	$166	$198	$344	$407
Direct	14	20	27	37	67	95
Other(1)	(4)	(7)	(8)	(12)	(19)	(22)

Total	$107	$119	$185	$223	$392	$480

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2008	Q2 2007	2008 YTD	2007 YTD	2007	2006
	(Dollars in millions)
	(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	15.6%	13.5%	14.7%	13.5%	12.5%	12.2%
Direct	6.3%	6.3%	6.2%	6.1%	5.9%	5.7%
Unallocated Allowances and Adjustments	(0.5)%	(0.6)%	(0.5)%	(0.6)%	(0.5)%	(0.4)%
Total	12.9%	11.0%	11.9%	10.9%	10.2%	9.8%

(1)	Other includes unallocated allowances and adjustments.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2008 contains 53 weeks. Fiscal years 2007 and 2006 each contain 52 weeks.
Results of Operations
Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007
The following table sets forth our results of operations for the second quarter of fiscal 2008 and second quarter of fiscal 2007.

	Period from		Period from
	March 30, 2008	% of	April 1, 2007	% of
	to	Net	to	Net
	June 28, 2008	Sales	June 30, 2007	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$834,669	100.0%	$1,081,990	100.0%
Gross profit	107,435	12.9%	119,238	11.0%
Selling, general & administrative	81,227	9.7%	93,346	8.6%
Depreciation and amortization	5,103	0.6%	5,335	0.5%
Operating income	21,105	2.5%	20,557	1.9%
Interest expense	9,385	1.1%	11,798	1.1%
Other expense (income), net	190	0.0%	(225)	0.0%

Income before benefit from income taxes	11,530	1.4%	8,984	0.8%
Provision for income taxes	4,931	0.6%	3,550	0.3%

Net income	$6,599	0.8%	$5,434	0.5%

Net Sales. For the second quarter of fiscal 2008, net sales decreased by 22.9%, or $247 million, to $835 million. Sales during the quarter were negatively impacted by a 31.6% decline in housing starts. We estimate that new home construction represents at least 50% of our end-use markets. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $98 million or 19.6% compared to the second quarter of fiscal 2007, reflecting a decline in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $155 million, or 25.9% from a year ago, also primarily as a result of a decrease in unit volume.
Gross Profit. Gross profit for the second quarter of fiscal 2008 was $107 million, or 12.9% of sales, compared to $119 million, or 11.0% of sales, in the prior year period. The decrease in gross profit dollars compared to the second quarter of fiscal 2007 was driven primarily by reduced unit volume associated with the ongoing slowdown in the housing market. Gross margin percentage increased by 1.9% to 12.9%, reflecting the increase, as a percentage of our total sales, of higher-margin specialty products and increases in product prices. Our ongoing initiatives to increase margin across all product categories also contributed to the increased gross margin.
Selling, General, and Administrative Expenses. Selling, general and administrative expenses for the second quarter of fiscal 2008 were $81.2 million, or 9.7% of net sales, compared to $93.3 million, or 8.6% of net sales, during the second quarter of fiscal 2007. The dollar decline primarily reflects lower payroll expense related to reduced headcount. Our ongoing focus on managing expenses to the current operating environment also contributed to this decline.
Depreciation and Amortization. Depreciation and amortization expense totaled $5.1 million for the second quarter of fiscal 2008, compared with $5.3 million for the second quarter of fiscal 2007.
Operating Income. Operating income for the second quarter of fiscal 2008 was $21.1 million, or 2.5% of sales, versus operating income of $20.6 million, or 1.9% of sales, in the second quarter of fiscal 2007, reflecting a decrease in operating expenses of $12.4 million.
Interest Expense, net. Interest expense totaled $9.4 million, down $2.4 million from the prior year reflecting lower debt levels. Interest expense related to our revolving credit facility and mortgage was $4.1 million and $4.7 million, respectively, during this period. Interest expense totaled $11.8 million for the second quarter of fiscal 2007. Interest expense related to our revolving credit facility and mortgage was $6.5 million and $4.7 million, respectively, during this period. In addition, interest expense included $0.6 million of debt issue cost amortization for each of the second quarter of fiscal 2008 and the second quarter of fiscal 2007.
Provision for Income Taxes. The effective tax rate was 42.8% and 39.5% for the second quarter of fiscal 2008 and the second quarter of fiscal 2007, respectively. The increase in the effective tax rate for the second quarter of fiscal 2008, compared to the same period last year, resulted from tax expense on Canadian earnings.
Net Income. Net income for the second quarter of fiscal 2008 was $6.6 million compared to net income of $5.4 million for the second quarter of fiscal 2007.
On a per-share basis, basic and diluted earnings applicable to common stockholders for the second quarter of fiscal 2008 were each $0.21. Basic and diluted earnings per share for the second quarter of 2007 were each $0.18.
Year-to-Date Fiscal 2008 Compared to Year-to-Date Fiscal 2007
The following table sets forth our results of operations for the first six months of fiscal 2008 and the first six months of fiscal 2007.

	Period from		Period from
	December 29, 2007	% of	December 31, 2006	% of
	to	Net	to	Net
	June 28, 2008	Sales	June 30, 2007	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,551,429	100.0%	$2,039,104	100.0%
Gross profit	185,238	11.9%	222,993	10.9%
Selling, general & administrative	161,862	10.4%	181,814	8.9%
Depreciation and amortization	10,071	0.6%	10,734	0.5%
Operating income	13,305	0.9%	30,445	1.5%
Interest expense	18,739	1.2%	22,404	1.1%
Other expense (income), net	320	0.0%	(608)	0.0%

(Loss) income before (benefit from) provision for income taxes	(5,754)	(0.4)%	8,649	0.4%
(Benefit from) provision for income taxes	(1,762)	(0.1)%	3,404	0.2%

Net (loss) income	$(3,992)	(0.3)%	$5,245	0.3%

Net Sales. For the first six months of fiscal 2008, net sales decreased by 23.9%, or $488 million, to $1.6 billion. Sales during this period were negatively impacted by a 30.1% decline in housing starts. We estimate that new home construction represents at least 50% of our end-use markets. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $200 million or 20.9% compared to the first six months of fiscal 2007, reflecting a decline in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $301 million, or 26.9% from a year ago, also primarily as a result of a decrease in unit volume.
Gross Profit. Gross profit for the first six months of fiscal 2008 was $185 million, or 11.9% of sales, compared to $223 million, or 10.9% of sales, in the prior year period. The decrease in gross profit dollars compared to the first six months of fiscal 2007 was driven primarily by reduced unit volume associated with the ongoing slowdown in the housing market. Gross margin percentage increased by 1.0% to 11.9%, reflecting the increase, as a percentage of our total sales, of higher-margin specialty products and increases in product prices. Our ongoing initiatives to increase margins across all product categories also contributed to the increased gross margin.
Selling, General, and Administrative Expenses. Selling, general and administrative expenses for the first six months of fiscal 2008 were $162 million, or 10.4% of net sales, compared to $182 million, or 8.9% of net sales, during the first six months of fiscal 2007. The dollar decline primarily reflects lower payroll expense related to reduced headcount. Our ongoing focus on managing expenses to the current operating environment also contributed to this decline.
Depreciation and Amortization. Depreciation and amortization expense totaled $10.1 million for the first six months of fiscal 2008, compared with $10.7 million for the first six months of fiscal 2007.
Operating Income. Operating income for the first six months of fiscal 2008 was $13.3 million, or 0.9% of sales, versus operating income of $30.4 million, or 1.5% of sales, in the first six months of fiscal 2007, reflecting the decline in revenue due to decreased unit volume.
Interest Expense, net. Interest expense totaled $18.7 million, down $3.7 million from the prior year reflecting lower debt levels. Interest expense related to our revolving credit facility and mortgage was $8.1 million and $9.4 million, respectively, during this period. Interest expense totaled $22.4 million for the first six months of fiscal 2007. Interest expense related to our revolving credit facility and mortgage was $11.6 million and $9.6 million, respectively, during this period. In addition, interest expense included $1.2 million of debt issue cost amortization for the first six months of fiscal 2008 and for the first six months of fiscal 2007, respectively.
(Benefit from) Provision for Income Taxes. The effective tax rate was 30.6% and 39.4% for the first six months of fiscal 2008 and the first six months of fiscal 2007, respectively. The decrease in the effective tax rate for the first six months of fiscal 2008, compared to the same period last year, resulted from tax expense on Canadian earnings.
Net (loss) income. Net loss for the first six months of fiscal 2008 was $4.0 million compared to net income of $5.2 million for the first six months of fiscal 2007.
On a per-share basis, basic and diluted loss applicable to common stockholders for the first six months of fiscal 2008 were each $0.13. Basic and diluted earnings per share for the first six months of 2007 were each $0.17.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters due primarily to the impact of poor weather on the construction market. Our second and third quarters are typically our strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. Our working capital and accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season. Although we generally expect these trends to continue for the foreseeable future, we reduced our inventory in the second quarter of 2008 as part of our effort to manage to the current demand environment in the housing market.

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
The following tables indicate our working capital and cash flows for the periods indicated.

	June 28, 2008	December 29, 2007
	(Dollars in thousands)
	(Unaudited)
Working capital	$428,960	$448,731

	Period from	Period from
	December 29, 2007	December 31, 2006
	to	to
	June 28, 2008	June 30, 2007
	(Dollars in thousands)
	(Unaudited)
Cash flows provided by (used in) operating activities	$30,775	$(64,372)
Cash flows used in investing activities	(675)	(8,941)
Cash flows (used in) provided by financing activities	$(16,068)	$71,027
Working Capital
Working capital decreased by $19.8 million to $429 million at June 28, 2008 primarily as a result of increases in accounts payable, current maturities of long-term debt, and other current liabilities of $11.9 million, $10.0 million and $9.1 million, respectively, as well as decreases in inventories and other current assets of $20.5 million and $14.6 million, respectively. These changes were partially offset by an increase in accounts receivable of $31.9 million. Additionally, cash increased from $15.8 million on December 29, 2007 to $29.8 million at June 28, 2008, primarily due to reductions of working capital. The $29.8 million of cash on our balance sheet at June 28, 2008 includes customer remittances received in our lock boxes on Friday and Saturday that are not available until Monday, which is part of the following fiscal period.
Operating Activities
During the first six months of fiscal 2008 and fiscal 2007, cash flows provided by (used in) operating activities totaled $30.8 million and $(64.4) million, respectively. The increase of $95.1 million in cash flows provided by operating activities was primarily the result of a source of cash related to a reduction in the changes in working capital of $107 million. This source of cash was offset by a $9.2 million decrease in net income.
Investing Activities
During the first six months of fiscal 2008 and fiscal 2007, cash flows used in investing activities totaled $0.7 million and $8.9 million, respectively.
During the first six months of fiscal 2008 and fiscal 2007, our expenditures for property and equipment were $1.5 million and $10 million, respectively. The cash used in investing activities in the first six months of fiscal 2007 was primarily for programs designed to improve and fine tune our capabilities in inventory management and forecasting, in financial budgeting and reporting, in order tracking and visibility and in product marketing. These and other programs did not require the same level of investment in 2008 and our capital expenditures declined accordingly.
Proceeds from the sale of property and equipment totaled $0.8 million and $1.1 million for the first six months of fiscal 2008 and fiscal 2007, respectively.

Financing Activities
Net cash (used in) provided by financing activities was $(16.1) million during the first six months of fiscal 2008 compared to $71.0 million during the first six months of fiscal 2007. The $87.1 million decrease in cash provided by financing activities was primarily driven by a decrease in borrowings under our revolving credit facility of $112 million. This decrease was offset by an increase in bank overdrafts of $16.6 million. We paid no dividends to our common stockholders in the first six months of 2008. In the first six months of 2007, we paid dividends to our common stockholders in the aggregate amount of $7.8 million.
Debt and Credit Sources
On May 7, 2004, our operating subsidiary entered into a revolving credit facility. As of June 28, 2008, advances outstanding under the revolving credit facility were approximately $166 million. Excess borrowing availability was approximately $271 million. As of June 28, 2008, the interest rate on outstanding balances under the revolving credit facility was 4.75%. For the second quarter and first six months of fiscal 2008, interest expense related to the revolving credit facility was $4.1 million and $8.1 million, respectively. For the second quarter and first six months of fiscal 2007, interest expense related to the revolving credit facility was $6.5 million and $11.6 million, respectively.
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
We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge are reflected in earnings. For the first six months of fiscal 2008 and for the first six months of fiscal 2007, we recognized an immaterial amount of expense related to the ineffective portion of the hedge.
At June 28, 2008 and December 29, 2007, the fair value of the interest rate swap was a liability of $6.9 million and $7.1 million, respectively. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheet. Accumulated other comprehensive income at June 28, 2008 and December 29, 2007 included the net loss on the cash flow hedge (net of tax) of $4.1 million and $4.3 million, respectively, which reflects the cumulative amount of comprehensive loss in connection with the change in fair value of the swap.
Contractual Obligations
There have been no material changes to our contractual obligations from those disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 except, as discussed above, Georgia-Pacific’s notification to us of its intent to terminate the Supply Agreement, effective May 7, 2010. Georgia-Pacific and BlueLinx are currently in discussions regarding a new agreement which would govern the purchase, supply and distribution arrangements between the two parties after May 7, 2010. Georgia-Pacific and BlueLinx are continuing to work together pursuant to the terms of the existing Supply Agreement.

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
Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At June 28, 2008 and December 29, 2007 these allowances totaled $14.0 million and $10.5 million, respectively.
Stock-Based Compensation
Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of June 28, 2008, there was $2.1 million, $5.0 million, $1.2 million and $0.2 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 2.7 years, 2.5 years, 2.5 years, and 1.3 years, respectively. As of June 30, 2007, there was $5.0 million, $3.3 million, $2.3 million and $1.7 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 3.5 years, 2.6 years, 2.5 years, and 2.5 years, respectively.
For the second quarter of fiscal 2008 and for the first six months of fiscal 2008, our total stock-based compensation expense was $1.2 million. We also recognized related income tax benefits of $0.5 million for the second quarter of fiscal 2008 and for the first six months of fiscal 2008. For the second quarter of fiscal 2007 and for the first six months of fiscal 2007, our total stock-based compensation expense was $1.4 million and $2.2 million, respectively. We also recognized related income tax benefits of $0.5 million and $0.9 million for the second quarter of fiscal 2007 and for the first six months of fiscal 2007, respectively.

Inventories
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At December 29, 2007, the lower of cost or market reserve was immaterial. The market value of our inventory exceeded its cost at June 28, 2008.
Additionally, we maintain a reserve for the estimated value of impairment associated with damaged, excess and obsolete inventory. At June 28, 2008 and December 29, 2007, our damaged, excess and obsolete inventory reserves totaled $5.3 million and $4.4 million, respectively. Adjustments to earnings resulting from revisions to inactive inventory estimates have been insignificant.
Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At June 28, 2008, the vendor rebate receivable and customer rebate payable totaled $7.8 million and $6.3 million, respectively. At December 29, 2007, these balances totaled $7.5 million and $11.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for each of the reported periods.
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
During the second quarter of fiscal 2008, we recorded a non-cash impairment charge of $0.7 million ($0.4 million after tax) to reduce the carrying value of certain long-lived assets to fair value. This impairment charge was included in “Selling, general and administrative” expense on our Consolidated Statement of Operations for the second quarter and the first six months of fiscal 2008.
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

The Company has recorded certain deferred income tax assets as of June 28, 2008. Realization is dependent on generating sufficient taxable income. The Company believes the deferred income tax assets will be realized through taxable income generated during available loss carryback periods and future taxable income, including but not limited to taxable income that would be generated by the implementation of feasible and prudent tax planning strategies. Although realization is not assured, management believes that it is more likely than not that all of the deferred income tax assets will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income available via loss carryback are reduced or if we are unable to implement existing tax planning strategies. During 2008, we will continue to closely monitor the current economic downturn in the housing and construction sectors on a quarterly basis. Should conditions reach a level during 2008 that necessitates the recording of a valuation allowance against our deferred income tax assets based upon all of the evidence, both positive and negative, it will be recorded in the period that such changes in estimates are made. The recording of a valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings.
Uncertain tax positions are recorded based on the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a discussion of whether to file or not to file a return in a particular jurisdiction).
Exit Costs
During the second quarter of 2008 and the fourth quarter of fiscal 2007 we vacated leased office space and certain distribution facilities. We accounted for these transactions in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability be recognized for the cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). Our exit costs include the estimated losses on the vacated facilities based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. At June 28, 2008 and December 29, 2007, the vacant property reserve totaled $11.0 million and $11.3 million, respectively. These balances were included in “Other current liabilities”, and in “Other long-term liabilities” on the Consolidated Balance Sheet.
Recently Issued Accounting Pronouncements
In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for us on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We are still in the process of evaluating the impact FSP 03-6-1 will have on our Consolidated Financial Statements. For additional information about our share-based payment awards, refer to Note 2 of the Notes to Consolidated Financial Statements in our Form 10-K.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for us on January 1, 2009. We are still in the process of evaluating the impact FSP 142-3, but do not expect it to have a material impact on our Consolidated Financial Statements.
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective, on a prospective basis, for fiscal years beginning after November 15, 2008. We are in the process of evaluating the new disclosure requirements under SFAS 161.

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
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our interest rate swap is a level 3 liability in the fair value hierarchy. The fair value of the interest rate swap was $6.9 million as of June 28, 2008.
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
Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. A change of 100 basis points in the market rate of interest would impact interest expense by approximately $0.2 million based on borrowings outstanding at June 28, 2008. Additionally, to the extent changes in interest rates impact the housing market, we would be impacted by such changes.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the quarter ended June 28, 2008, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the SEC, other than those discussed below.
We depend upon a single supplier, Georgia-Pacific, for a significant percentage of our products and have significant purchase commitments under our Supply Agreement with Georgia-Pacific.
Georgia-Pacific is our largest supplier, accounting for approximately 25% and approximately 24% of our purchases during fiscal 2007 and fiscal 2006, respectively. On May 7, 2004, we entered into a multi-year Supply Agreement with Georgia-Pacific. The Supply Agreement had a five-year initial term expiring on May 7, 2009. On June 6, 2008, Georgia-Pacific notified us of its intent to terminate this Supply Agreement, effective May 7, 2010. Georgia-Pacific and BlueLinx continue to participate in discussions regarding a new agreement which would govern the purchase, supply and distribution arrangements between the two parties after May 7, 2010. Georgia-Pacific and BlueLinx are continuing to work together pursuant to the terms of the existing Supply Agreement. Upon a material breach of the agreement by us, Georgia-Pacific may terminate the agreement at anytime. If Georgia-Pacific and BlueLinx are unable to agree on a new supply agreement or Georgia-Pacific otherwise discontinues sales of product to us after May 7, 2010, we would experience a product shortage unless and until we obtain a replacement supplier. We may not be able to obtain replacement products on favorable economic terms, if at all. An inability to replace products on favorable economic terms would adversely impact our net sales and our costs, which in turn could impact our gross profit, net income and cash flows.
Under the Supply Agreement, we have substantial minimum purchase volume commitments with respect to a number of products supplied to us. Based on 2007 average market prices, our purchase obligations under this agreement are $0.3 billion for the remaining term of the agreement. These products account for a majority of our purchases from Georgia-Pacific. If we fail or refuse to purchase any products that we are obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and, for certain products, terminate our exclusivity, which could reduce our net sales due to the unavailability of products or our gross profit if we are required to pay higher product prices to other suppliers. A reduction in our net sales or gross profit may also reduce our net income and cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 21, 2008 we held our annual meeting of stockholders, at which time our stockholders voted on (1) the election of nine directors to serve on our board of directors for a one-year term that will expire at the annual meeting of shareholders in 2009 or until their successors are duly elected and qualified, (2) approval of an amendment to the BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan to increase the number of shares available for grant from 1,700,000 to 3,200,000, and (3) ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2008. Proxies were solicited for the annual meeting pursuant to Regulation 14A of the Exchange Act. A total of 25,099,350 shares of our common stock were represented by proxy at the meeting, representing 78% of the shares eligible to vote. The results of the voting are set forth below.
1.	Election of directors to serve on our board of directors:

Name	Votes For	Votes Withheld
Howard S. Cohen	24,056,046	1,043,304
Richard S. Grant	24,867,732	231,618
Richard B. Marchese	24,866,832	232,518
Steven F. Mayer	24,045,694	1,053,656
Charles H. McElrea	24,036,550	1,062,800
Alan H. Schumacher	24,863,032	236,318
Mark A. Suwyn	23,935,759	1,163,591
Robert G. Warden	24,042,992	1,056,358
M. Richard Warner	24,060,426	1,038,924
2.	Approval of an amendment to the BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan:

Votes For	Votes Against	Abstain
20,061,908	1,099,509	9,912
3.	Ratification of appointment of Ernst & Young LLP as our independent registered public accounting firm:

Votes For	Votes Against	Abstain
25,039,637	46,675	13,038

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Settlement Agreement and General Release between BlueLinx Corporation and Barbara V. Tinsley dated April 7, 2008.

10.2	Retention Incentive Agreement between BlueLinx Corporation and Duane G. Goodwin dated April 1, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc. (Registrant)
Date: August 5, 2008	/s/ Howard D. Goforth
Howard D. Goforth
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Settlement Agreement and General Release between BlueLinx Corporation and Barbara V. Tinsley dated April 7, 2008.

10.2	Retention Incentive Agreement between BlueLinx Corporation and Duane G. Goodwin dated April 1, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.