Form 10-Q
period 2008-09-27
BlueLinx Holdings Inc.
filed 2008-11-05
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008 there were 32,362,360 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended September 27, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Third Quarter
	Period from	Period from
	June 29, 2008	July 1, 2007
	to	to
	September 27, 2008	September 29, 2007
Net sales	$726,756	$1,015,888
Cost of sales	643,507	913,078

Gross profit	83,249	102,810

Operating expenses:
Selling, general, and administrative	73,793	84,826
Depreciation and amortization	4,940	5,106

Total operating expenses	78,733	89,932

Operating income	4,516	12,878
Non-operating expenses:
Interest expense	8,791	11,352
Other expense, net	65	7

(Loss) income before (benefit from) provision for income taxes	(4,340)	1,519
(Benefit from) provision for income taxes	(1,746)	629

Net (loss) income	$(2,594)	$890

Basic weighted average number of common shares outstanding	31,150	30,853

Basic net (loss) income per share applicable to common stock	$(0.08)	$0.03

Diluted weighted average number of common shares outstanding	31,150	30,951

Diluted net (loss) income per share applicable to common stock	$(0.08)	$0.03

Dividends declared per share of common stock	$—	$0.125

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	Period from	Period from
	December 30, 2007	December 31, 2006
	to	to
	September 27, 2008	September 29, 2007
Net sales	$2,278,185	$3,054,992
Cost of sales	2,009,698	2,729,189

Gross profit	268,487	325,803

Operating expenses:
Selling, general, and administrative	235,655	266,640
Depreciation and amortization	15,011	15,840

Total operating expenses	250,666	282,480

Operating income	17,821	43,323
Non-operating expenses:
Interest expense	27,530	33,756
Other expense (income), net	385	(601)

(Loss) income before (benefit from) provision for income taxes	(10,094)	10,168
(Benefit from) provision for income taxes	(3,508)	4,033

Net (loss) income	$(6,586)	$6,135

Basic weighted average number of common shares outstanding	31,053	30,834

Basic net (loss) income per share applicable to common stock	$(0.21)	$0.20

Diluted weighted average number of common shares outstanding	31,053	30,947

Diluted net (loss) income per share applicable to common stock	$(0.21)	$0.20

Dividends declared per share of common stock	$—	$0.375

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 27, 2008	December 29, 2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$71,098	$15,759
Receivables, net	244,478	263,176
Inventories, net	260,977	335,887
Deferred income taxes	15,962	12,199
Other current assets	33,015	53,231

Total current assets	625,530	680,252

Property, plant, and equipment:
Land and land improvements	53,467	57,295
Buildings	96,179	98,420
Machinery and equipment	68,259	67,217
Construction in progress	2,201	4,212

Property, plant, and equipment, at cost	220,106	227,144
Accumulated depreciation	(64,870)	(54,702)

Property, plant, and equipment, net	155,236	172,442
Non-current deferred income taxes	1,502	2,628
Other assets	24,077	28,114

Total assets	$806,345	$883,436

Liabilities:
Current liabilities:
Accounts payable	$128,842	$164,717
Bank overdrafts	21,702	37,152
Accrued compensation	12,246	10,372
Other current liabilities	29,412	19,280

Total current liabilities	192,202	231,521

Non-current liabilities:
Long-term debt	451,000	478,535
Other long-term liabilities	13,883	18,557

Total liabilities	657,085	728,613

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,362,360 and 31,224,959 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	324	312
Additional paid-in-capital	143,699	142,081
Accumulated other comprehensive income	4,819	5,426
Retained earnings	418	7,004

Total shareholders’ equity	149,260	154,823

Total liabilities and shareholders’ equity	$806,345	$883,436

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	Period from	Period from
	December 30, 2007	December 31, 2006
	to	to
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net (loss) income	$(6,586)	$6,135
Adjustments to reconcile net (loss) income to cash provided by (used in) operations:
Depreciation and amortization	15,011	15,840
Amortization of debt issue costs	1,823	1,823
Non-cash vacant property charges	1,640	—
Deferred income tax benefit	(3,506)	(1,135)
Share-based compensation expense	2,163	3,061
Gain from insurance settlement	—	(1,698)
Excess tax benefits from share-based compensation arrangements	(76)	(41)
Changes in assets and liabilities:
Receivables	18,698	(63,679)
Inventories	74,910	(13,836)
Accounts payable	(35,875)	28,972
Changes in other working capital	28,895	5,238
Other	2,477	415

Net cash provided by (used in) operating activities	99,574	(18,905)

Cash flows from investing activities:
Property, plant and equipment investments	(2,614)	(11,943)
Proceeds from disposition of assets	848	4,335

Net cash used in investing activities	(1,766)	(7,608)

Cash flows from financing activities:
Proceeds from stock options exercised	434	442
Excess tax benefits from share-based compensation arrangements	76	41
Net (decrease) increase in revolving credit facility	(27,535)	48,538
Decrease in bank overdrafts	(15,450)	(12,895)
Common stock dividends paid	—	(11,689)
Other	6	34

Net cash (used in) provided by financing activities	(42,469)	24,471

Increase (decrease) in cash	55,339	(2,042)
Balance, beginning of period	15,759	27,042

Balance, end of period	$71,098	$25,000

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
We are a leading distributor of building products in North America with approximately 2,200 employees. We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of more than 70 warehouses and third-party operated warehouses.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash equivalents include time deposits and other securities with original maturities of three months or less.
We had restricted cash of $9.8 million and $12.9 million at September 27, 2008 and December 29, 2007, respectively. Restricted cash primarily includes amounts held in escrow related to our interest rate swap and mortgage. Restricted cash is included in “Other Current Assets” and “Other Assets” on the Condensed Consolidated Balance Sheets.
Earnings per Common Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period.
Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the effect of the assumed exercise of stock options and restricted stock using the treasury stock method. For the third quarter of fiscal 2008 and for the first nine months of fiscal 2008, we excluded all unvested share-based awards from the diluted earnings per share calculation because they were all antidilutive. For the third quarter of fiscal 2007 and for the first nine months of fiscal 2007, we excluded 1.8 million shares because they were antidilutive.
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

Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At September 27, 2008 and December 29, 2007 these allowances totaled $11.4 million and $10.5 million, respectively. Adjustments to earnings resulting from revisions to allowance for doubtful accounts estimates have been insignificant for each of the reporting periods.
Inventory Valuation
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. During the third quarter of fiscal 2008 we recorded a lower of cost or market charge of $2.6 million related to declines in prices for our metal inventory. At December 29, 2007, the lower of cost or market reserve was immaterial.
Additionally, we maintain a reserve for the estimated value of impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve includes inventory that has had no sales in the past six months, has higher turn days, excluding some specialty product items, or is being discontinued. At September 27, 2008 and December 29, 2007, our damaged, excess and obsolete inventory reserves totaled $5.0 million and $4.4 million, respectively. Adjustments to earnings resulting from revisions to inactive inventory estimates have been insignificant for each of the reporting periods.
Income Taxes
Deferred income taxes are provided using the liability method under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No 109”). Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income.
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
For the third quarter of fiscal 2008 and for the first nine months of fiscal 2008 we recognized $1.7 million and $3.5 million of tax benefit, respectively. Our effective tax rate for these periods was 40.2% and 34.8%, respectively. For the third quarter of fiscal 2007 and for the first nine months of fiscal 2007, our effective tax rate was 41.4% and 39.7%, respectively. The decrease in the effective tax rate for the third quarter of fiscal 2008, compared to the same period last year, resulted from permanent differences, such as meals and entertainment, reducing our tax benefit in the third quarter of fiscal 2008 whereas these items increased our tax expense in the third quarter of fiscal 2007. The change in effective tax rate for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 primarily resulted from tax expense on Canadian earnings in 2008 coupled with the impact of permanent differences which reduced our tax benefit in the third quarter of fiscal 2008 due to recording a loss the permanent differences increased our tax expense in the third quarter of fiscal 2007.
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
We granted no stock options, restricted shares or performance shares during the third quarter of fiscal 2008. During the first nine months of fiscal 2008, we granted 778,862 stock options, 1,396,609 restricted shares, and 649,067 performance shares.
Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the requisite service period. As of September 27, 2008, there was $1.9 million, $4.4 million, $1.0 million and $0.2 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 2.5 years, 2.2 years, 2.3 years, and 1.0 years, respectively. As of September 29, 2007, there was $4.4 million, $2.8 million, $0.5 million and $1.0 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 3.3 years, 2.6 years, 2.3 years, and 2.4 years, respectively.
For the third quarter of fiscal 2008 and for the first nine months of fiscal 2008, our total stock-based compensation expense was $1.3 million and $2.5 million respectively. We also recognized related income tax benefits of $0.5 million and $1.0 million for the third quarter of fiscal 2008 and for the first nine months of fiscal 2008 respectively. For the third quarter of fiscal 2007 and for the first nine months of fiscal 2007, our total stock-based compensation expense was $0.8 million and $3.1 million, respectively. We also recognized related income tax benefits of $0.3 million and $1.2 million for the third quarter of fiscal 2007 and for the first nine months of fiscal 2007, respectively.
There were no stock options exercised during the third quarter of fiscal 2008. For the third quarter of fiscal 2007, total stock options exercised were 31,194. During the first nine months of fiscal 2008 and the first nine months of fiscal 2007, total stock options exercised were 115,758 and 117,213, respectively.
The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first nine months of fiscal 2008:

	Period from December 30, 2007 to September 27, 2008
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

All options granted during the first nine months of fiscal 2008 were granted in the first quarter.
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
In determining the expected life of stock options, we did not rely on our historical exercise data as it does not provide a reasonable basis upon which to estimate future expected lives due to limited experience of employee exercises. Instead, we followed a simplified method based on the vesting term and contractual term as permitted under SEC Staff Accounting Bulletin No. 107.
The expected volatility is based on the historical volatility of our common stock.
The range of risk-free rates used for the first nine months of fiscal 2008 and for the first nine months of fiscal 2007 ranged from 2.11% to 2.70% and 4.78% to 5.10%, respectively. These rates were based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.
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
During the second quarter of fiscal 2008, we recorded a non-cash impairment charge of $0.7 million ($0.4 million after tax) to reduce the carrying value of certain long-lived assets to fair value. This impairment charge was included in “Selling, general and administrative” expense on our Consolidated Statement of Operations for the first nine months of fiscal 2008.

3. Exit Costs
During the second and third quarters of fiscal 2008 and the fourth quarter of fiscal 2007, we vacated leased office space and certain distribution facilities. We accounted for these transactions in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability be recognized for a cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). Our exit cost charges include the estimated losses on the vacated facilities based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs were included in “Selling, general and administrative” expense in the Consolidated Statement of Operations and in “Other current liabilities”, and in “Other non-current liabilities” on the Consolidated Balance Sheets at September 27, 2008 and December 29, 2007.
The following table displays the exit activity and liability balances for the first nine months of fiscal 2008 (in thousands):

Exit Costs
Balance at December 29, 2007	$11,326
Charges	1,640
Payments	(1,655)
Accretion of liability	603

Balance at September 27, 2008	$11,914

We did not incur any exit charges during the first nine months of fiscal 2007.
4. Comprehensive (Loss) Income
The calculation of comprehensive (loss) income is as follows (in thousands):

	Third Quarter
	Period from	Period from
	June 29, 2008	July 1, 2007
	to	to
	September 27, 2008	September 29, 2007
Net (loss) income	$(2,594)	$890

Other comprehensive (loss) income:
Foreign currency translation, net of taxes	(242)	866
Unrealized loss from cash flow hedge, net of taxes	(145)	(2,040)

Comprehensive loss	$(2,981)	$(284)

	Nine Months Ended
	Period from	Period from
	December 30, 2007	December 31, 2006
	to	to
	September 27, 2008	September 29, 2007
Net (loss) income	$(6,586)	$6,135
Other comprehensive (loss) income:
Foreign currency translation, net of taxes	(639)	1,779
Unrealized gain (loss) from cash flow hedge, net of taxes	34	(756)

Comprehensive (loss) income	$(7,191)	$7,158

5. Employee Benefits
Defined Benefit Pension Plans
Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We do not expect to make any contributions required by funding regulations or laws to the hourly pension plan in fiscal 2008. We do expect to make a $4 million minimum discretionary contribution to the hourly pension plan in fiscal 2008. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.

Net periodic pension cost for our pension plans included the following:

	Third Quarter
	Period from	Period from
	June 29, 2008	July 1, 2007
	to	to
	September 27, 2008	September 29, 2007
	(In thousands)
Service cost	$561	$626
Interest cost on projected benefit obligation	1,109	1,054
Expected return on plan assets	(1,501)	(1,356)
Amortization of unrecognized gain	(91)	—
Amortization of unrecognized prior service cost	—	1

Net periodic pension cost	$78	$325

	Nine Months Ended
	Period from	Period from
	December 30, 2007	December 31, 2006
	to	to
	September 27, 2008	September 29, 2007
	(In thousands)
Service cost	$1,684	$1,879
Interest cost on projected benefit obligation	3,326	3,162
Expected return on plan assets	(4,501)	(4,068)
Amortization of unrecognized gain	(274)	—
Amortization of unrecognized prior service cost	1	2

Net periodic pension cost	$236	$975

6. Revolving Credit Facility
As of September 27, 2008, we had outstanding borrowings of $156 million and excess availability of $227 million under the terms of our revolving credit facility. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $156 million as long-term debt. The revolving credit facility contains customary negative covenants and restrictions for asset based loans, with which we are in compliance.
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
We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge are reflected in earnings. For the first nine months of fiscal 2008 and for the first nine months of fiscal 2007, we recognized immaterial amounts of expense related to the ineffective portion of the hedge.
At September 27, 2008 and December 29, 2007, the fair value of the interest rate swap was a liability of $7.1 million. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets. Accumulated other comprehensive income at September 27, 2008 and December 29, 2007 included the net loss on the cash flow hedge (net of tax) of $4.3 million, which reflects the cumulative amount of comprehensive loss attributable to the change in fair value of the swap.
As of September 27, 2008, we had outstanding letters of credit totaling $19.3 million, primarily for purposes of securing collateral requirements under the casualty insurance programs for us, the interest rate swap, and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.

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
8. Fair Value Measurements
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”), Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 was issued. FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2, Partial Deferral of the Effective Date of Statement 157 deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. We have adopted the guidance contained in FSP 157-3 in determining fair value at September 27, 2008. There is an active market for our interest rate swap and FSP 157-3 was not applicable to the determination of fair value.
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

We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The fair value of the interest rate swap was $7.1 million as of September 27, 2008.
The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS No. 157 for pension related financial assets and nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations and do not anticipate a material impact.
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
Collective Bargaining Agreements
As of September 27, 2008, approximately 30% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 9% of our work force will expire within one year.
Preference Claim
On November 19, 2004, we received a letter from Wickes Lumber, or Wickes, asserting that approximately $16 million in payments received by the distribution division (the “Division”) of Georgia-Pacific Corporation during the 90-day period prior to Wickes’ January 20, 2004 Chapter 11 filing were preferential payments under section 547 of the United States Bankruptcy Code. On October 14, 2005, Wickes Inc. filed a lawsuit in the United States Bankruptcy Court for the Northern District of Illinois titled “Wickes Inc. v. Georgia Pacific Distribution Division (BlueLinx),” (Bankruptcy Adversary Proceeding No. 05-2322) asserting its claim. On November 14, 2005, we filed an answer to the complaint denying liability. Although the ultimate outcome of this matter cannot be determined with certainty, we believe Wickes’ assertion to be without merit and, in any event, subject to one or more complete defenses, including, but not limited to, that the payments were made and received in the ordinary course of business and were a substantially contemporaneous exchange for new value given to Wickes.
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
11. Recently Issued Accounting Pronouncements
In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on our Consolidated Financial Statements.
In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for us on January 4, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We are still in the process of evaluating the impact FSP 03-6-1 will have on our consolidated financial statements. For additional information about our share-based payment awards, refer to Note 5 of the Notes to Consolidated Financial Statements in our Form 10-K.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for us on January 4, 2009. We do not expect it to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective, on a prospective basis, for fiscal years beginning after November 15, 2008. We are still in the process of evaluating the impact of SFAS No. 161, but do not expect it to have a material impact on our consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We are still in the process of evaluating the impact of SFAS No. 160, but do not expect it to have a material impact on our Consolidated Financial Statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

12. Unaudited Supplemental Condensed Consolidating Financial Statements
The unaudited condensed consolidating financial information as of September 27, 2008 and December 29, 2007 and for the periods from June 29, 2008 to September 27, 2008 and July 1, 2007 to September 29, 2007 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our wholly-owned operating subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 29, 2007, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are sixty-one single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. Certain of the warehouse properties collateralize a mortgage loan and none of the properties are available to satisfy the debts and other obligations of either BlueLinx Corporation or us.
The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from June 29, 2008 to September 27, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$726,756	$7,617	$(7,617)	$726,756
Cost of sales	—	643,507	—	—	643,507

Gross profit	—	83,249	7,617	(7,617)	83,249

Operating expenses:
Selling, general and administrative	2,189	79,016	206	(7,617)	73,794
Depreciation and amortization	—	3,869	1,070	—	4,939

Total operating expenses	2,189	82,885	1,276	(7,617)	78,733

Operating income (loss)	(2,189)	364	6,341	—	4,516
Non-operating expenses:
Interest expense	—	3,899	4,892	—	8,791
Other expense (income), net	—	80	(15)	—	65

(Loss) income before provision for (benefit from) income taxes	(2,189)	(3,615)	1,464	—	(4,340)
Provision for (benefit from) income taxes	(854)	(1,463)	571	—	(1,746)
Equity in income (loss) of subsidiaries	(1,259)	—	—	1,259	—

Net income (loss)	$(2,594)	$(2,152)	$893	$1,259	$(2,594)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from July 1, 2007 to September 29, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,015,888	$7,518	$(7,518)	$1,015,888
Cost of sales	—	913,078	—	—	913,078

Gross profit	—	102,810	7,518	(7,518)	102,810

Operating expenses:
Selling, general and administrative	241	91,983	120	(7,518)	84,826
Depreciation and amortization	—	4,044	1,062	—	5,106

Total operating expenses	241	96,027	1,182	(7,518)	89,932

Operating income (loss)	(241)	6,783	6,336	—	12,878
Non-operating expenses:
Interest expense	—	6,460	4,892	—	11,352
Other expense (income), net	—	25	(18)	—	7

(Loss) income before provision for (benefit from) income taxes	(241)	298	1,462	—	1,519
Provision for (benefit from) income taxes	(94)	153	570	—	629
Equity in income (loss) of subsidiaries	1,037	—	—	(1,037)	—

Net income (loss)	$890	$145	$892	$(1,037)	$890

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 30, 2007 to September 27, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,278,185	$22,852	$(22,852)	$2,278,185
Cost of sales	—	2,009,698	—	—	2,009,698

Gross profit	—	268,487	22,852	(22,852)	268,487

Operating expenses:
Selling, general and administrative	2,835	255,227	446	(22,852)	235,656
Depreciation and amortization	—	11,800	3,210	—	15,010

Total operating expenses	2,835	267,027	3,656	(22,852)	250,666

Operating income (loss)	(2,835)	1,460	19,196	—	17,821
Non-operating expenses:
Interest expense	—	12,854	14,676	—	27,530
Other expense (income), net	—	413	(28)	—	385

(Loss) income before provision for (benefit from) income taxes	(2,835)	(11,807)	4,548	—	(10,094)
Provision for (benefit from) income taxes	(1,106)	(4,176)	1,774	—	(3,508)
Equity in income (loss) of subsidiaries	(4,857)	—	—	4,857	—

Net income (loss)	$(6,586)	$(7,631)	$2,774	$4,857	$(6,586)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 31, 2006 to September 29, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,054,992	$22,554	$(22,554)	$3,054,992
Cost of sales	—	2,729,189	—	—	2,729,189

Gross profit	—	325,803	22,554	(22,554)	325,803

Operating expenses:
Selling, general and administrative	957	287,874	363	(22,554)	266,640
Depreciation and amortization	—	12,662	3,178	—	15,840

Total operating expenses	957	300,536	3,541	(22,554)	282,480

Operating income (loss)	(957)	25,267	19,013	—	43,323
Non-operating expenses:
Interest expense	—	19,080	14,676	—	33,756
Other expense (income), net	—	(342)	(259)	—	(601)

(Loss) income before provision for (benefit from) income taxes	(957)	6,529	4,596	—	10,168
Provision for (benefit from) income taxes	(373)	2,614	1,792	—	4,033
Equity in income (loss) of subsidiaries	6,719	—	—	(6,719)	—

Net income (loss)	$6,135	$3,915	$2,804	$(6,719)	$6,135

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of September 27, 2008 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$4	$53,531	$17,563	$—	$71,098
Receivables	—	244,478	—	—	244,478
Inventories	—	260,977	—	—	260,977
Deferred income taxes	—	15,965	—	(3)	15,962
Other current assets	552	26,750	5,713	—	33,015
Intercompany receivable	1,239	274	—	(1,513)	—

Total current assets	1,795	601,975	23,276	(1,516)	625,530

Property, plant and equipment:
Land and land improvements	—	3,143	50,324	—	53,467
Buildings	—	7,517	88,662	—	96,179
Machinery and equipment	—	68,259	—	—	68,259
Construction in progress	—	2,201	—	—	2,201

Property, plant and equipment, at cost	—	81,120	138,986	—	220,106
Accumulated depreciation	—	(46,812)	(18,058)	—	(64,870)

Property, plant and equipment, net	—	34,308	120,928	—	155,236
Investment in subsidiaries	148,489	—	—	(148,489)	—
Deferred income taxes	—	2,777	—	(1,275)	1,502
Other non-current assets	—	13,794	10,283	—	24,077

Total assets	$150,284	$652,854	$154,487	$(151,280)	$806,345

Liabilities :
Current liabilities:
Accounts payable	$84	$128,758	$—	$—	$128,842
Bank overdrafts	—	21,702	—	—	21,702
Accrued compensation	663	11,583	—	—	12,246
Deferred income taxes	3	—	—	(3)	—
Other current liabilities	—	24,421	4,991	—	29,412
Intercompany payable	274	133	1,106	(1,513)	—

Total current liabilities	1,024	186,597	6,097	(1,516)	192,202

Non-current liabilities :
Long-term debt	—	156,000	295,000	—	451,000
Deferred income taxes	—	—	1,275	(1,275)	—
Other long-term liabilities	—	13,883	—	—	13,883

Total liabilities	1,024	356,480	302,372	(2,791)	657,085

Shareholders’ Equity/Parent’s Investment	149,260	296,374	(147,885)	(148.489)	149,260

Total liabilities and equity	$150,284	$652,854	$154,487	$(151,280)	$806,345

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 29, 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$3	$15,699	$57	$—	$15,759
Receivables	—	263,176	—	—	263,176
Inventories	—	335,887	—	—	335,887
Deferred income taxes	—	12,277	—	(78)	12,199
Other current assets	271	52,960	—	—	53,231
Intercompany receivable	18,103	611	—	(18,714)	—

Total current assets	18,377	680,610	57	(18,792)	680,252

Property, plant and equipment:
Land and land improvements	—	3,000	54,295	—	57,295
Buildings	—	7,390	91,030	—	98,420
Machinery and equipment	—	67,217	—	—	67,217
Construction in progress	—	4,212	—	—	4,212

Property, plant and equipment, at cost	—	81,819	145,325	—	227,144
Accumulated depreciation	—	(39,228)	(15,474)	—	(54,702)

Property, plant and equipment, net	—	42,591	129,851	—	172,442
Investment in subsidiaries	137,155	—	—	(137,155)	—
Non-current deferred income taxes	—	4,327	—	(1,699)	2,628
Other non-current assets	—	22,822	5,292	—	28,114

Total assets	$155,532	$750,350	$135,200	$(157,646)	$883,436

Liabilities:
Current liabilities:
Accounts payable	$20	$164,697	$—	$—	$164,717
Bank overdrafts	—	37,152	—	—	37,152
Accrued compensation	—	10,372	—	—	10,372
Deferred income taxes	78	—	—	(78)	—
Other current liabilities	—	15,145	4,135	—	19,280
Intercompany payable	611	17,632	471	(18,714)	—

Total current liabilities	709	244,998	4,606	(18,792)	231,521

Non-current liabilities:
Long-term debt	—	183,535	295,000	—	478,535
Deferred income taxes	—	—	1,699	(1,699)	—
Other non-current liabilities	—	18,557	—	—	18,557

Total liabilities	709	447,090	301,305	(20,491)	728,613

Shareholders’ Equity/Parent’s Investment	154,823	303,260	(166,105)	(137,155)	154,823

Total liabilities and equity	$155,532	$750,350	$135,200	$(157,646)	$883,436

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 30, 2007 to September 27, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(6,586)	$(7,631)	$2,774	$4,857	$(6,586)
Adjustments to reconcile net (loss) income to cash provided by operations:
Depreciation and amortization	—	11,801	3,210	—	15,011
Amortization of debt issue costs	—	1,353	470	—	1,823
Non-cash vacant property charges	—	1,640	—	—	1,640
Deferred income tax benefit	(75)	(3,007)	(424)	—	(3,506)
Share-based compensation expense	—	2,163	—	—	2,163
Excess tax benefits from share-based compensation arrangements	—	(76)	—	—	(76)
Equity in earnings of subsidiaries	4,857	—	—	(4,857)	—
Changes in assets and liabilities:
Receivables	—	18,698	—	—	18,698
Inventories	—	74,910	—	—	74,910
Accounts payable	64	(35,939)	—	—	(35,875)
Changes in other working capital	382	33,370	(4,857)	—	28,895
Intercompany receivable	16,864	337	—	(17,201)	—
Intercompany payable	(337)	(17,499)	635	17,201	—
Other	—	2,225	252	—	2,477

Net cash provided by operating activities	15,169	82,345	2,060	—	99,574

Cash flows from investing activities:
Investment in subsidiaries	(15,684)	—	—	15,684	—
Property, plant and equipment investments	—	(2,614)	—	—	(2,614)
Proceeds from sale of assets	—	848	—	—	848

Net cash used in investing activities	(15,684)	(1,766)	—	15,684	(1,766)

Cash flows from financing activities:
Net transactions with Parent	—	238	15,446	(15,684)	—
Proceeds from stock options exercised	434	—	—	—	434
Excess tax benefits from share-based compensation arrangements	76	—	—	—	76
Net decrease in revolving credit facility	—	(27,535)	—	—	(27,535)
Decrease in bank overdrafts	—	(15,450)	—	—	(15,450)
Other	6	—	—	—	6

Net cash provided by (used in) financing activities	516	(42,747)	15,446	(15,684)	(42,469)

Increase in cash	1	37,832	17,506	—	55,339
Balance, beginning of period	3	15,699	57	—	15,759

Balance, end of period	$4	$53,531	$17,563	$—	$71,098

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 31, 2006 to September 29, 2007 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$6,135	$3,915	$2,804	$(6,719)	$6,135
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	—	12,662	3,178	—	15,840
Amortization of debt issue costs	—	1,355	468	—	1,823
Deferred income tax benefit	(130)	(380)	(625)	—	(1,135)
Share-based compensation expense	—	3,061	—	—	3,061
Gain from insurance settlement	—	(1,698)	—	—	(1,698)
Excess tax benefits from share-based compensation arrangements	—	(41)	—	—	(41)
Equity in earnings of subsidiaries	(6,719)	—	—	6,719	—
Changes in assets and liabilities:
Receivables	—	(63,679)	—	—	(63,679)
Inventories	—	(13,836)	—	—	(13,836)
Accounts payable	—	28,972	—	—	28,972
Changes in other working capital	98	3,077	2,063	—	5,238
Intercompany receivable	(2,240)	—	—	2,240	—
Intercompany payable	—	2,471	(231)	(2,240)	—
Other	—	448	(33)	—	415

Net cash (used in) provided by operating activities	(2,856)	(23,673)	7,624	—	(18,905)

Cash flows from investing activities:
Investment in subsidiaries	14,063	—	—	(14,063)	—
Property, plant and equipment investments	—	(11,494)	(449)	—	(11,943)
Proceeds from disposition of assets	—	4,335	—	—	4,335

Net cash provided by (used in) investing activities	14,063	(7,159)	(449)	(14,063)	(7,608)

Cash flows from financing activities:
Net transactions with Parent	—	(6,886)	(7,177)	14,063	—
Proceeds from stock options exercised	442	—	—	—	442
Excess tax benefits from share-based compensation arrangements	41	—	—	—	41
Net increase in revolving credit facility	—	48,538	—	—	48,538
Decrease in bank overdrafts	—	(12,895)	—	—	(12,895)
Common dividends paid	(11,689)	—	—	—	(11,689)
Other	—	—	34	—	34

Net cash (used in) provided by financing activities	(11,206)	28,757	(7,143)	14,063	24,471

Increase (decrease) in cash	1	(2,075)	32	—	(2,042)
Balance, beginning of period	2	27,017	23	—	27,042

Balance, end of period	$3	$24,942	$55	$—	$25,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our condensed consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the SEC and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:
•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

•	inventory levels of new and existing homes for sale;

•	general economic and business conditions in the United States;

•	variations in the performance of the financial markets, including the credit markets, especially as it impacts the availability of mortgages for home buyers;

•	changes in the availability of capital and interest rates;

•	the financial condition and credit worthiness of our customers;

•	the activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	immigration patterns and job and household formation;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	adverse weather patterns or conditions;

•	our ability to agree to a new supply agreement with Georgia-Pacific after May 7, 2010, or otherwise obtain replacement products on favorable economic terms;

•	acts of war or terrorist activities; and

•	the other factors described herein under “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended December 29, 2007 as filed with the SEC.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Overview
Background
We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 49% of our third quarter of fiscal 2008 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 51% of our third quarter of fiscal 2008 gross sales.
Industry Conditions
A number of factors cause our results of operations to fluctuate from period to period. Many of these factors are seasonal or cyclical in nature. Conditions in the United States housing market are at historically low levels and continued to deteriorate throughout the third quarter of fiscal 2008. Our operating results have declined during the past two years as they are closely tied to U.S. housing starts. Additionally, the mortgage markets have experienced substantial disruption due to a rising number of defaults in the “subprime” market. This disruption and the related defaults have increased the inventory of homes for sale and also have caused lenders to tighten mortgage qualification criteria which further reduces demand for new homes. Forecasters continue to have a bearish outlook for the housing market and we expect the downturn in new housing activity will continue to negatively impact our operating results for the foreseeable future. We continue to prudently manage our inventories, receivables and spending in this environment. However, along with many forecasters, we believe U.S. housing demand will improve in the long term based on population demographics and a variety of other factors.
Exit of California Custom Milling Operations
On July 15, 2008, our board of directors approved a plan to exit our custom milling operations in California. We took this action primarily based on our analysis of the impact of unfavorable market conditions on the business. We completed the closure of the milling operation during the third quarter of fiscal 2008. We incurred a pre-tax charge of $3.3 million, or an after tax charge of $0.06 per diluted share related to this action in the third quarter of fiscal 2008.
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
The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the third quarter of fiscal 2008, the third quarter of fiscal 2007, the first nine months of fiscal 2008, the first nine months of fiscal 2007, fiscal 2007 and fiscal 2006.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2008	Q3 2007	2008 YTD	2007 YTD	2007	2006
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products	$366	$571	$1,181	$1,689	$2,098	$2,788
Specialty Products	376	463	1,133	1,420	1,802	2,197
Other (1)	(15)	(18)	(36)	(54)	(66)	(86)

Total Sales	$727	$1,016	$2,278	$3,055	$3,834	$4,899

Sales Variances
Unit Volume $ Change	$(337)	$(177)	$(868)	$(711)	$(896)	$(398)
Price/Other (1)	48	(11)	91	(193)	(169)	(325)

Total $ Change	$(289)	$(188)	$(777)	$(904)	$(1,065)	$(723)

Unit Volume % Change	(32.6)%	(14.5)%	(27.9)%	(17.7)%	(18.0)%	(7.0)%
Price/Other (1)	4.1%	(1.1)%	2.5%	(5.1)%	(3.7)%	(5.9)%

Total % Change	(28.5)%	(15.6)%	(25.4)%	(22.8)%	(21.7)%	(12.9)%

(1)	Other includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the third quarter of fiscal 2008, the third quarter of fiscal 2007, the first nine months of fiscal 2008, the first nine months of fiscal 2007, fiscal 2007 and fiscal 2006.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2008	Q3 2007	2008 YTD	2007 YTD	2007	2006
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products	$36	$44	$121	$145	$173	$194
Specialty Products	54	64	162	197	238	308
Other (1)	(7)	(5)	(15)	(16)	(19)	(22)

Total Gross Margin $’s	$83	$103	$268	$326	$392	$480

Gross Margin %’s by Category
Structural Products	9.9%	7.6%	10.2%	8.6%	8.2%	7.0%
Specialty Products	14.3%	13.8%	14.2%	13.9%	13.2%	14.0%
Other (1)	NA	NA	NA	NA	NA	NA
Total Gross Margin %’s	11.5%	10.1%	11.8%	10.7%	10.2%	9.8%
Change in Unit Volume by Product
Structural Products	(40.3)%	(14.8)%	(32.9)%	(18.4)%	(19.2)%	(11.8)%
Specialty Products	(23.1)%	(14.2)%	(22.0)%	(16.8)%	(16.4)%	1.0%
Total Change in Unit Volume %’s	(32.6)%	(14.5)%	(27.9)%	(17.7)%	(18.0)%	(7.0)%

(1)	Other includes unallocated allowances and discounts.
The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the third quarter of fiscal 2008, the third quarter of fiscal 2007, the first nine months of fiscal 2008, the first nine months of fiscal 2007, fiscal 2007 and fiscal 2006.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2008	Q3 2007	2008 YTD	2007 YTD	2007	2006
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$540	$731	$1,673	$2,196	$2,763	$3,326
Direct	202	303	641	913	1,137	1,659
Other (1)	(15)	(18)	(36)	(54)	(66)	(86)

Total	$727	$1,016	$2,278	$3,055	$3,834	$4,899

Gross Margin by Channel
Warehouse/Reload	$77	$91	$243	$288	$344	$407
Direct	13	17	40	54	67	95
Other (1)	(7)	(5)	(15)	(16)	(19)	(22)

Total	$83	$103	$268	$326	$392	$480

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2008	Q3 2007	2008 YTD	2007 YTD	2007	2006
	(Dollars in millions)
	(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	14.3%	12.4%	14.5%	13.1%	12.5%	12.2%
Direct	6.4%	5.6%	6.2%	5.9%	5.9%	5.7%
Other (1)	NA	NA	NA	NA	NA	NA
Total	11.5%	10.1%	11.8%	10.7%	10.2%	9.8%

(1)	Other includes unallocated allowances and adjustments.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2008 contains 53 weeks. Fiscal years 2007 and 2006 each contain 52 weeks.

Results of Operations
Third Quarter of Fiscal 2008 Compared to Third Quarter of Fiscal 2007
The following table sets forth our results of operations for the third quarter of fiscal 2008 and third quarter of fiscal 2007.

	Period from		Period from
	June 29, 2008	% of	July 1, 2007	% of
	to	Net	to	Net
	September 27, 2008	Sales	September 29, 2007	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$726,756	100.0%	$1,015,888	100.0%
Gross profit	83,249	11.5%	102,810	10.1%
Selling, general & administrative	73,793	10.2%	84,826	8.3%
Depreciation and amortization	4,940	0.7%	5,106	0.5%

Operating income	4,516	0.6%	12,878	1.3%
Interest expense	8,791	1.2%	11,352	1.1%
Other expense, net	65	0.0%	7	0.0%

(Loss) income before (benefit from) provision for income taxes	(4,340)	(0.6)%	1,519	0.1%
(Benefit from) provision for income taxes	(1,746)	(0.2)%	629	0.1%

Net (loss) income	$(2,594)	(0.4)%	$890	0.1%

Net Sales. For the third quarter of fiscal 2008, net sales decreased by 28.5%, or $289 million, to $727 million. Sales during the quarter were negatively impacted by a 32.6% decline in housing starts relative to year ago levels. We estimate that new home construction represents at least 50% of our end-use markets. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $87 million or 18.8% compared to the third quarter of fiscal 2007, reflecting a decline in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $205 million, or 35.9% from a year ago, also primarily as a result of a decrease in unit volume and partially offset by increases in underlying structural product prices.
Gross Profit. Gross profit for the third quarter of fiscal 2008 was $83.2 million, or 11.5% of sales, compared to $103 million, or 10.1% of sales, in the prior year period. The decrease in gross profit dollars compared to the third quarter of fiscal 2007 was driven primarily by reduced unit volume associated with the ongoing slowdown in the housing market. Gross profit dollars also decreased due to a lower of cost or market reserve charge of $2.6 million recorded by the Company during the third quarter of fiscal 2008 related to a decline in prices for our metal inventory. Gross margin percentage increased by 1.4% to 11.5%, primarily due to increases in product prices, our ongoing initiatives to increase margins across all product categories and a shift to higher margin specialty sales offset by the impact of the lower of cost or market reserve recorded during the third quarter of fiscal 2008.
Selling, General, and Administrative Expenses. Selling, general and administrative expenses for the third quarter of fiscal 2008 were $73.8 million, or 10.2% of net sales, compared to $84.8 million, or 8.3% of net sales, during the third quarter of fiscal 2007. The dollar decline primarily reflects lower payroll expense related to reduced headcount. Our ongoing focus on managing expenses to the current operating environment also contributed to this decline.
Depreciation and Amortization. Depreciation and amortization expense totaled $4.9 million for the third quarter of fiscal 2008, compared with $5.1 million for the third quarter of fiscal 2007.
Operating Income. Operating income for the third quarter of fiscal 2008 was $4.5 million, or 0.6% of sales, versus operating income of $12.9 million, or 1.3% of sales, in the third quarter of fiscal 2007, reflecting the decline in revenue due to decreased unit volume offset by lower selling, general and administrative expenses.
Interest Expense, net. Interest expense totaled $8.8 million, down $2.6 million from the prior year primarily due to lower debt levels. Interest expense related to our revolving credit facility and mortgage was $3.5 million and $4.7 million, respectively, during this period. Interest expense totaled $11.4 million for the third quarter of fiscal 2007. Interest expense related to our revolving credit facility and mortgage was $6.1 million and $4.7 million, respectively, during the third quarter of fiscal 2007. In addition, interest expense included $0.6 million of debt issue cost amortization for each of the third quarter of fiscal 2008 and the third quarter of fiscal 2007.

(Benefit from) Provision for Income Taxes. The effective tax rate was 40.2% and 41.4% for the third quarter of fiscal 2008 and the third quarter of fiscal 2007, respectively. The decrease in the effective tax rate for the third quarter of fiscal 2008, compared to the same period last year, resulted from permanent differences, such as meals and entertainment, reducing the tax benefit due to having a loss in the third quarter of fiscal 2008 whereas these items increased tax expense in the third quarter of fiscal 2007.
Net(Loss) Income. Net loss for the third quarter of fiscal 2008 was $2.6 million compared to net income of $0.9 million for the third quarter of fiscal 2007.
On a per-share basis, basic and diluted earnings applicable to common stockholders for the third quarter of fiscal 2008 were each $(0.08). Basic and diluted earnings per share for the third quarter of 2007 were each $0.03.
Year-to-Date Fiscal 2008 Compared to Year-to-Date Fiscal 2007
The following table sets forth our results of operations for the first nine months of fiscal 2008 and the first nine months of fiscal 2007.

	Period from		Period from
	December 30, 2007	% of	December 31, 2006	% of
	to	Net	to	Net
	September 27, 2008	Sales	September 29, 2007	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$2,278,185	100.0%	$3,054,992	100.0%
Gross profit	268,487	11.8%	325,803	10.7%
Selling, general & administrative	235,655	10.3%	266,640	8.7%
Depreciation and amortization	15,011	0.7%	15,840	0.5%

Operating income	17,821	0.8%	43,323	1.4%
Interest expense	27,530	1.2%	33,756	1.1%
Other expense (income), net	385	0.0%	(601)	0.0%

(Loss) income before (benefit from) provision for income taxes	(10,094)	(0.4)%	10,168	0.3%
(Benefit from) provision for income taxes	(3,508)	(0.2)%	4,033	0.1%

Net (loss) income	$(6,586)	(0.3)%	$6,135	0.2%

Net Sales. For the first nine months of fiscal 2008, net sales decreased 25.4%, or $777 million, to $2.3 billion. Sales during this period were negatively impacted by a 30.6% decline in housing starts compared to the prior year-to-date period. We estimate that new home construction represents at least 50% of our end-use markets. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $287 million or 20.2% compared to the first nine months of fiscal 2007, reflecting a decline in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $508 million, or 30.1% from a year ago, also primarily as a result of a decrease in unit volume partially offset by increases in underlying product prices.
Gross Profit. Gross profit for the first nine months of fiscal 2008 was $268 million, or 11.8% of sales, compared to $326 million, or 10.7% of sales, in the prior year period. The decrease in gross profit dollars compared to the first nine months of fiscal 2007 was driven primarily by reduced unit volume associated with the ongoing slowdown in the housing market. Gross profit dollars also decreased due to a lower of cost or market reserve charge of $2.6 million recorded by the Company during the third quarter of fiscal 2008 related to a decline in prices for our metal inventory. Gross margin increased by 1.1% to 11.8% due to increases in product prices, our ongoing initiatives to increase margins across all product categories and a shift to higher margin specialty sales offset by the impact of the lower cost or market reserve recorded during the third quarter of fiscal 2008.
Selling, General, and Administrative Expenses. Selling, general and administrative expenses for the first nine months of fiscal 2008 were $236 million, or 10.3% of net sales, compared to $267 million, or 8.7% of net sales, during the first nine months of fiscal 2007. The dollar decline primarily reflects lower payroll expense related to reduced headcount. Our ongoing focus on managing expenses to the current operating environment also contributed to this decline.

Depreciation and Amortization. Depreciation and amortization expense totaled $15.0 million for the first nine months of fiscal 2008, compared with $15.8 million for the first nine months of fiscal 2007.
Operating Income. Operating income for the first nine months of fiscal 2008 was $17.8 million, or 0.8% of sales, versus operating income of $43.3 million, or 1.4% of sales, in the first nine months of fiscal 2007, reflecting the decline in revenue due to decreased unit volume offset by lower selling, general and administrative expenses.
Interest Expense, net. Interest expense totaled $27.5 million for the first nine months of fiscal 2008, down $6.2 million from the prior year reflecting lower debt levels. Interest expense related to our revolving credit facility and mortgage was $11.5 million and $14.2 million, respectively, during this period. Interest expense totaled $33.8 million for the first nine months of fiscal 2007. Interest expense related to our revolving credit facility and mortgage was $17.8 million and $14.2 million, respectively, during the first nine months of fiscal 2007. In addition, interest expense included $1.8 million of debt issue cost amortization for the first nine months of fiscal 2008 and for the first nine months of fiscal 2007.
(Benefit from) Provision for Income Taxes. The effective tax rate was 34.8% and 39.7% for the first nine months of fiscal 2008 and the first nine months of fiscal 2007, respectively. The decrease in the effective tax rate for the first nine months of fiscal 2008, compared to the same period last year, resulted from tax expense on Canadian earnings in 2008 coupled with the impact of permanent differences. The tax expense on Canadian earnings reduced the tax benefit attributable to the pre-tax loss reported in the first nine months of fiscal 2008. In addition, permanent differences, such as meals and entertainment, reduced the tax benefit due to having a loss in the first nine months of fiscal 2008 whereas these items increased tax expense in the first nine months of fiscal 2007.
Net (Loss) income. Net loss for the first nine months of fiscal 2008 was $6.6 million compared to net income of $6.1 million for the first nine months of fiscal 2007.
On a per-share basis, basic and diluted loss applicable to common stockholders for the first nine months of fiscal 2008 were each $(0.21). Basic and diluted earnings per share for the first nine months of 2007 were each $0.20.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters due primarily to the impact of poor weather on the construction market. Our second and third quarters are typically our strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. Our working capital and accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season. Although we generally expect these trends to continue for the foreseeable future, we reduced our inventory in the third quarter of 2008 as part of our effort to manage to the current weakened demand environment in the housing market. Additionally, our accounts receivable balance declined in the third quarter due to the weakened demand environment for the products we distribute.
Liquidity and Capital Resources
We depend on cash, cash flow from operations and funds available under our revolving credit facility to finance working capital needs, capital expenditures, dividends and acquisitions. We believe that the amounts available from these and other sources will be sufficient to fund our routine operations and capital requirements for the foreseeable future.
The credit markets have recently experienced adverse conditions, which may adversely affect our lenders ability to fulfill their commitment under our revolving credit facility. Based on information available to us as of the filing date of this Form 10-Q, we have no indications that the financial institutions included in our revolving credit facility would be unable to fulfill their commitments.
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

The following tables indicate our working capital and cash flows for the periods indicated.

	September 27, 2008	December 29, 2007
	(Dollars in thousands)
	(Unaudited)
Working capital	$433,328	$448,731

	Period from	Period from
	December 30, 2007	December 31, 2006
	to	to
	September 27, 2008	September 29, 2007
	(Dollars in thousands)
	(Unaudited)
Cash flows provided by (used in) operating activities	$99,574	$(18,905)
Cash flows used in investing activities	(1,766)	(7,608)
Cash flows (used in) provided by financing activities	$(42,469)	$24,471
Working Capital
Working capital decreased by $15.4 million to $433 million at September 27, 2008 primarily as a result of decreases in accounts receivable, inventories, and other current assets of $18.7 million, $74.9 million and $20.2 million, respectively. These decreases were offset by decreases in accounts payable and bank overdrafts of $35.9 million and $15.5 million, respectively. Additionally, cash increased from $15.8 million on December 29, 2007 to $71.1 million at September 27, 2008, primarily due to reductions of working capital. The $71.1 million of cash on our balance sheet at September 27, 2008 includes customer remittances received in our lock boxes on Friday and Saturday of $21.0 million that is not available until Monday, which is part of the following fiscal period.
Operating Activities
During the first nine months of fiscal 2008 and fiscal 2007, cash flows provided by (used in) operating activities totaled $99.6 million and $(18.9) million, respectively. The increase of $118 million in cash flows provided by operating activities was primarily the result of a source of cash related to a reduction in the changes in working capital of $130 million. This source of cash was partially offset by a $12.7 million decrease in net income.
Investing Activities
During the first nine months of fiscal 2008 and fiscal 2007, cash flows used in investing activities totaled $1.8 million and $7.6 million, respectively.
During the first nine months of fiscal 2008 and fiscal 2007, our expenditures for property and equipment were $2.6 million and $11.9 million, respectively. The cash used in investing activities in the first nine months of fiscal 2007 was primarily for programs designed to improve and fine tune our capabilities in inventory management and forecasting, in financial budgeting and reporting, in order tracking and visibility and in product marketing. These and other programs did not require the same level of investment in 2008 and our capital expenditures declined accordingly.
Proceeds from the disposition of assets totaled $0.8 million and $4.3 million for the first nine months of fiscal 2008 and fiscal 2007, respectively. The proceeds of $4.3 million during the first nine months of fiscal 2007 include $2.6 million from an insurance settlement related to property damage from Hurricane Katrina.
Financing Activities
Net cash (used in) provided by financing activities was $(42.5) million during the first nine months of fiscal 2008 compared to $24.5 million during the first nine months of fiscal 2007. The $66.9 million decrease in cash provided by financing activities was primarily driven by a decrease in borrowings under our revolving credit facility of $76.1 million. Additionally, we paid no dividends to our common stockholders in the first nine months of 2008. In the first nine months of 2007, we paid dividends to our common stockholders in the aggregate amount of $11.7 million.

Debt and Credit Sources
On May 7, 2004, our operating subsidiary entered into a revolving credit facility. The revolving credit facility, as amended, matures on May 7, 2011. As of September 27, 2008, advances outstanding under the revolving credit facility were approximately $156 million. Excess borrowing availability was approximately $227 million. As of September 27, 2008, the interest rate on outstanding balances under the revolving credit facility was 4.5%. For the third quarter and first nine months of fiscal 2008, interest expense related to the revolving credit facility was $3.5 million and $11.5 million, respectively. For the third quarter and first nine months of fiscal 2007, interest expense related to the revolving credit facility was $6.1 million and $17.8 million, respectively.
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
We expect the hedge to be highly effective in offsetting changes in expected cash flows, as, at inception, the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge are reflected in earnings. For the first nine months of fiscal 2008 and for the first nine months of fiscal 2007, we recognized an immaterial amount of expense related to the ineffective portion of the hedge.
At September 27, 2008 and December 29, 2007, the fair value of the interest rate swap was a liability of $7.1 million. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheet. Accumulated other comprehensive income at September 27, 2008 and December 29, 2007 included the net loss on the cash flow hedge (net of tax) of $4.3 million which reflects the cumulative amount of comprehensive loss in connection with the change in fair value of the swap.
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
Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At September 27, 2008 and December 29, 2007 these allowances totaled $11.4 million and $10.5 million, respectively.
Stock-Based Compensation
Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of September 27, 2008, there was $1.9 million, $4.4 million, $1.0 million and $0.2 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 2.5 years, 2.2 years, 2.3 years, and 1.0 years, respectively. As of September 29, 2007, there was $4.4 million, $2.8 million, $0.5 million and $1.0 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 3.3 years, 2.6 years, 2.3 years, and 2.4 years, respectively.
For the third quarter of fiscal 2008 and for the first nine months of fiscal 2008, our total stock-based compensation expense was $1.3 million and $2.5 million, respectively. We also recognized related income tax benefits of $0.5 million and $1.0 million for the third quarter of fiscal 2008 and for the first nine months of fiscal 2008, respectively. For the third quarter of fiscal 2007 and for the first nine months of fiscal 2007, our total stock-based compensation expense was $0.8 million and $3.1 million, respectively. We also recognized related income tax benefits of $0.3 million and $1.2 million for the third quarter of fiscal 2007 and for the first nine months of fiscal 2007, respectively.
Inventories
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. Market prices of building products historically have been volatile and we have limited ability to control the timing and amount of price changes for building products. To the extent that prices experience a sustained or sharp decline, the carrying value of our inventory may be adversely affected and we may be required to record lower of cost or market reserves. During the third quarter of fiscal 2008, we recorded a lower of cost or market reserve charge of $2.6 million related to decline in prices for our metal inventory. At December 29, 2007, the lower of cost or market reserve was immaterial.
Additionally, we maintain a reserve for the estimated value of impairment associated with damaged, excess and obsolete inventory. At September 27, 2008 and December 29, 2007, our damaged, excess and obsolete inventory reserves totaled $5.0 million and $4.4 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete inventory estimates have been insignificant.

Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At September 27, 2008, the vendor rebate receivable and customer rebate payable totaled $6.0 million and $7.8 million, respectively. At December 29, 2007, these balances totaled $7.5 million and $11.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for each of the reported periods.
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
During the first nine months of fiscal 2008, we recorded a non-cash impairment charge of $0.7 million ($0.4 million after tax) to reduce the carrying value of certain long-lived assets to fair value. This impairment charge was included in “Selling, general and administrative” expense on our Consolidated Statement of Operations for the third quarter and the first nine months of fiscal 2008.
Income Taxes
Deferred income tax assets and income tax benefits are provided for temporary differences between amounts recorded for financial reporting and income tax purposes. If, for some reason, the combination of future years income (or loss) combined with the reversal of temporary differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.
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
The Company has recorded certain deferred income tax assets as of September 27, 2008. Realization is dependent on generating sufficient taxable income. The Company believes the deferred income tax assets will be realized through taxable income generated during available loss carryback periods and future taxable income, including but not limited to taxable income that would be generated by the implementation of feasible and prudent tax planning strategies. Taxable income during loss carryback periods will not be available to offset taxable losses generated after fiscal year 2008. Although realization is not assured, management believes that it is more likely than not that all of the deferred income tax assets will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income available via loss carryback are reduced or if we are unable to implement existing tax planning strategies. During 2008, we will continue to closely monitor the current economic downturn in the housing and construction sectors on a quarterly basis. Should conditions reach a level during 2008 that necessitates the recording of a valuation allowance against our deferred income tax assets based upon all of the evidence, both positive and negative, it will be recorded in the period that such changes in estimates are made. The recording of a valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings.

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
Exit Costs
During the second and the third quarters of fiscal 2008 and the fourth quarter of fiscal 2007, we vacated leased office space and certain distribution facilities. We accounted for these transactions in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability be recognized for the cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). Our exit costs include the estimated losses on the vacated facilities based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. At September 27, 2008 and December 29, 2007, the vacant property reserve totaled $11.9 million and $11.3 million, respectively. These balances were included in “Other current liabilities”, and in “Other long-term liabilities” on the Consolidated Balance Sheet.
Recently Issued Accounting Pronouncements
In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on our Consolidated Financial Statements.
In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for us on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We are still in the process of evaluating the impact FSP 03-6-1 will have on our consolidated financial statements. For additional information about our share-based payment awards, refer to Note 2 of the Notes to Consolidated Financial Statements in our Form 10-K.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for us on January 1, 2009. We do not expect it to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective, on a prospective basis, for fiscal years beginning after November 15, 2008. We are still in the process of evaluating the impact of SFAS No. 161, but do not expect it to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We are still in the process of evaluating the impact of SFAS No. 160, but do not expect it to have a material impact on our Consolidated Financial Statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.
In February, 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected to not adopt the fair value option in measuring certain financial assets and liabilities.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, FSP 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 was issued. FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 Partial Deferral of the Effective Date of Statement 157 deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. We have adopted the guidance contained in FSP 157-3 in determining fair value at September 27, 2008. There is an active market for our interest rate swap and FSP 157-3 was not applicable to the determination of fair value.
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
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The fair value of the interest rate swap was $7.1 million as of September 27, 2008.
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
Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. A change of 100 basis points in the market rate of interest would have an immaterial impact based on borrowings outstanding at September 27, 2008. Additionally, to the extent changes in interest rates impact the housing market, we would be impacted by such changes.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the quarter ended September 27, 2008, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007, as further supplemented in our Form 10-Q for the period ended June 28, 2008 as filed with the SEC, except as noted below:
Financial Markets. Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in September and October 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The recent market developments and the potential for increased and continuing disruptions present considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, with some of which we or our customers have substantial relationships. Further deterioration or a continuation of recent market conditions is likely to lead to a continued decline in the housing market.
In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets. The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain, and they may not have the intended stabilization effects. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.
Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur additional costs in order to compete in a changed business environment. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, as well as contingencies or developments, including regulatory developments. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Fourth Amendment to the BlueLinx Corporation Salaried Savings Plan, dated as of September 2, 2008.

99.2	Fourth Amendment to the BlueLinx Corporation Hourly Savings Plan, dated as of September 2, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: November 5, 2008	/s/ Howard D. Goforth Howard D. Goforth
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Fourth Amendment to the BlueLinx Corporation Salaried Savings Plan, dated as of September 2, 2008.

99.2	Fourth Amendment to the BlueLinx Corporation Hourly Savings Plan, dated as of September 2, 2008.