Form 10-K
period 2009-01-03
BlueLinx Holdings Inc.
filed 2009-03-06
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 27, 2008 was $43,910,553, based on the closing price on the New York Stock Exchange of $3.63 per share on June 27, 2008.

As of March 3, 2009, the registrant had 32,806,619 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of BlueLinx Holdings Inc.’s definitive Proxy Statement for use in connection with its 2009 Annual Meeting of Stockholders, scheduled to be held on May 20, 2009, are incorporated by reference into Part III of this Report.

BLUELINX HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended January 3, 2009

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “project,” “plan,” “should,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. You should read statements containing these words carefully, because they discuss our future expectations, contain projections of our future results or state other “forward-looking” information.

All of these forward-looking statements are based on estimates and assumptions made by us that, although believed by us to be reasonable, are inherently uncertain. However, there are events in the future that we are not able to accurately predict or control. The factors listed under Item 1A, Risk Factors, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including, but not limited to, those described under Item 1A, Risk Factors and elsewhere in this Form 10-K.

Forward-looking statements speak only as of the date of this Form 10-K. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-K, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-K or that may be made elsewhere from time to time by or on behalf of us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us” and “our” refer to BlueLinx Holdings Inc. and its subsidiaries. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating company” when necessary. Reference to “fiscal 2008” refers to the 53-week period ended January 3, 2009. Reference to “fiscal 2007” refers to the 52-week period ended December 29, 2007. Reference to “fiscal 2006” refers to the 52-week period ended December 30, 2006.

ITEM 1.	BUSINESS.

Company Overview

BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation, is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of January 3, 2009, we distributed more than 10,000 products to approximately 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses.

We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 50% and 54% of our fiscal 2008 and fiscal 2007 gross sales, include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Specialty products, which represented approximately 50% and 46% of our fiscal 2008 and fiscal 2007 gross sales, include roofing, insulation, specialty panels, moulding, engineered wood products, vinyl products (used primarily in siding), composite decking and metal products (excluding rebar and remesh).

Our customers include building materials dealers, industrial users of building products, manufactured housing builders and home improvement centers. We purchase products from over 750 vendors and serve as a national distributor for a number of our suppliers. We distribute products through our owned fleet of over 600 trucks and over 1,000 trailers, as well as by common carrier.

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

History

We were created on March 8, 2004 as a Georgia corporation named ABP Distribution Holdings Inc. (“ABP”). ABP was owned by Cerberus Capital Management, L.P. (Cerberus Capital Management, L.P. and its subsidiaries are referred to herein as “Cerberus”), a private, New York-based investment firm, and members of our management team. Prior to May 7, 2004, certain of our assets were owned by the distribution division (the “Division”) of Georgia-Pacific Corporation (“Georgia-Pacific”). The Division commenced operations in 1954 with 13 warehouses primarily used as an outlet for Georgia-Pacific’s plywood. On May 7, 2004, Georgia-Pacific sold assets of the Division to ABP. ABP subsequently merged into BlueLinx Holdings Inc. On December 17, 2004, we consummated an initial public offering of our common stock.

Products and Services

As of January 3, 2009, we distributed more than 10,000 different structural and specialty products to approximately 11,500 customers nationwide. Our structural products are primarily used for structural support, walls, flooring and roofing in construction projects. Additional end-uses of our structural products include outdoor decks, sheathing, crates and boxes. Our specialty products include engineered lumber, roofing, insulation, metal products (excluding rebar and remesh), vinyl products (used primarily in siding), moulding, composite decking and particleboard. In some cases, these products are branded.

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

Distribution Channels

We sell products through three main distribution channels:

Warehouse Sales

Warehouse sales are delivered from our warehouses to dealers, home improvement centers and industrial users. We deliver products primarily using our fleet of over 600 trucks and over 1,000 trailers, but also occasionally use common carriers for peak load flexibility. We operate in all of the major metropolitan areas in the United States through our network of more than 70 warehouses and third-party operated warehouses. Our warehouses have over ten million square feet of space under roof plus significant outdoor storage space. Warehouse sales accounted for approximately 59% of our fiscal 2008 and fiscal 2007 gross sales.

Reload Sales

Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product in order to expand our geographic reach. This channel is employed primarily to service strategic customers that would be uneconomical to service from our warehouses and to distribute large volumes of imported products such as metal or hardwood plywood from port facilities. Reload sales accounted for approximately 13% and 12% of our gross sales in fiscal 2008 and fiscal 2007, respectively.

Direct Sales

Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 28% and 29% of our fiscal 2008 and fiscal 2007 gross sales, respectively.

Customers

As of January 3, 2009, our customer base included approximately 11,500 customers across multiple market segments and various end-use markets, including the following types of customers:

•	building materials dealers;

•	industrial users of building products;

•	manufactured housing builders; and

•	home improvement centers.

Sales and Marketing

Our sales efforts primarily are directed through our sales force of approximately 600 sales representatives. Approximately 300 of our sales representatives are located at our two sales centers in Denver and Atlanta. Within these sales centers, our sales representatives primarily interact with our customers over the telephone. The remaining 300 sales representatives are located throughout the country and are responsible for maintaining a local dialogue with our customers, including making frequent, in-person visits.

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

Suppliers

As of January 3, 2009, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts and freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, and consigned inventory.

Purchases of products manufactured by Georgia-Pacific accounted for approximately 21% and approximately 25% of total purchases in fiscal 2008 and fiscal 2007, respectively, with no other supplier accounting for more than 5% of our fiscal 2008 purchases. On May 7, 2004, we entered into a Master Purchase, Supply & Distribution Agreement with Georgia-Pacific, or the Supply Agreement. The Supply Agreement details distribution rights by product categories, including exclusivity rights and minimum supply volume commitments from Georgia-Pacific with respect to certain products. This agreement also details our purchase obligations by product categories, including minimum purchase volume commitments with respect to certain of the products supplied to us. Based on 2008 average market prices, our purchase obligation under the Supply Agreement is approximately $32 million for the next two years. If we fail or refuse to purchase any products that we are obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and, for certain products, terminate our exclusivity, and we may be required to pay monetary penalties.

On June 6, 2008, Georgia-Pacific notified us of its intent to terminate this Supply Agreement, effective May 7, 2010. On February 12, 2009, Georgia-Pacific and BlueLinx entered into a new three-year agreement governing the purchase and sale of engineered lumber products between parties. Georgia-Pacific and BlueLinx are currently in discussions regarding new agreements which would govern the purchase, supply and distribution arrangements between the two parties after May 7, 2010 for products other than engineered lumber. Georgia-Pacific and BlueLinx are continuing to work together pursuant to the terms of the existing Supply Agreement for the purchase and sale of products not covered by the new engineered lumber agreement.

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

Our two largest competitors are Weyerhaeuser Company, or Weyerhaeuser, and Boise Cascade LLC, or Boise Cascade. Most major markets are served by at least one of these distributors.

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters due to the impact of poor weather on the construction market. Our second and third quarters are typically our strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. Our working capital and accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season. Although, we generally expect these trends to continue for the foreseeable future, we have reduced our inventory as part of our effort to manage to the current weakened demand environment in the housing market. Additionally, our accounts receivable balance has declined due to the weakened demand environment for the products we distribute.

Trademarks

As of January 31, 2009, we had 39 U.S. trademark applications and registrations, one issued U.S. patent and two Canadian trademark registrations. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. Our patent expires in September 2013. We do not believe our business is dependent on any one of our trademarks or on our patent.

Employees

As of January 3, 2009 we employed approximately 2,100 persons on a full-time basis. Approximately 30% of our employees are represented by labor unions. As of January 3, 2009, we had 45 collective bargaining agreements, of which 10, representing 140 employees, are up for renewal in 2009. We consider our relationship with our employees generally to be good.

Executive Officers

The following table contains the name, age and position with our Company of each of our executive officers as of March 3, 2009. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any executive officer was or is to be selected as an officer.

Name	Age	Position

Howard S. Cohen	62	Executive Chairman
George R. Judd	47	President and Chief Executive Officer
H. Douglas Goforth	45	Chief Financial Officer and Treasurer
Duane G. Goodwin	50	Chief Supply Chain Officer
Dean A. Adelman	43	Chief Administrative Officer

Howard S. Cohen has served as Chairman of our Board since March 2008 and as a member of our Board since September 2007. Mr. Cohen served as our Interim Chief Executive Officer from March 2008 through October 2008. Prior to joining our company as an executive officer, Mr. Cohen was a Senior Advisor of Cerberus Capital Management, L.P., or Cerberus. Mr. Cohen possesses 33 years of leadership experience, including service as President and CEO of four publicly-traded companies: GTECH Corporation, from 2001 to 2002; Bell & Howell, from 2000 to 2001; Sidus Systems Inc., from 1998 to 1999; and Peak Technologies Group, Inc., from 1996 to 1998. Mr. Cohen has also managed independent divisions of three Fortune 500 companies. Mr. Cohen also serves as the Chairman of the Board of Directors of Albertsons LLC and

Hilco Receivables LLC, both of which are Cerberus portfolio companies. Cerberus is the indirect holder of a majority of the outstanding shares of our common stock.

George R. Judd has served as our Chief Executive Officer since October 2008 and as our President since May 2004. Prior to that time, he worked for Georgia-Pacific Corporation in a variety of positions managing both inside and outside sales, national accounts and most recently as Vice President of Sales and Eastern Operations since 2002. From 2000 until 2002, Mr. Judd worked as Vice President of the North and Midwest regions of the Distribution Division. He served as Vice President of the Southeast region from 1999 to 2000. Mr. Judd serves on the board of the Girl Scouts of Greater Atlanta and leads its design and construction committee. He graduated from Western Connecticut State University in 1984 with a Bachelor’s degree in Marketing.

H. Douglas Goforth has served as our Senior Vice President, Chief Financial Officer and Treasurer since February 2008. From November 2006 until February 2008, Mr. Goforth served as Vice President and Corporate Controller for Armor Holdings, Inc. which was acquired by BAE Systems in July 2007. Previously he served as Corporate Controller for BlueLinx from May 2004 until October 2006, where he played a key role in BlueLinx’ 2004 IPO. From 2002 until 2004 he served as Controller for the Distribution Division of Georgia-Pacific Corporation. Mr. Goforth has over 20 years of combined accounting, finance, treasury, acquisition and management experience with leading distribution and manufacturing companies including Mitsubishi Wireless Communications, Inc., Yamaha Motor Manufacturing, Inc. and Ingersoll-Rand. Mr. Goforth is a North Carolina State Board Certified Public Accountant and earned a Bachelor of Science in Accounting from Mars Hill College in North Carolina.

Duane G. Goodwin has served as our Chief Supply Chain Officer since December 2005. Prior to that time, Mr. Goodwin was with The Home Depot since April 1994, where he served in a variety of positions including Vice President/Merchandising — Hardware from July 2003 to February 2005, Vice President Global Sourcing from July 2000 to July 2003, and Divisional Merchandise Manager from April 1999 to July 2000. Before this Mr. Goodwin was with Wal-Mart Stores, Inc., where he served in a variety of roles from 1985 through April 1994. Prior to joining our Company, Mr. Goodwin also served as an outside consultant to Cerberus beginning in June 2005.

Dean A. Adelman has served as our Chief Administrative Officer since May 2008 and as our Vice President, Human Resources since October 2005. Prior to that time, he served as Vice President Human Resources, Staff Development & Training for Corrections Corporation of America. Previously, Mr. Adelman served as Vice President Human Resources for Arby’s Inc. (formerly RTM Restaurant Group) from 1998 to 2002. From 1991 to 1998, Mr. Adelman served as senior counsel for Georgia-Pacific Corporation. Mr. Adelman received his Masters of Business Administration from the Kellogg School of Management at Northwestern University, a Juris Doctor degree from the University of Georgia School of Law, and a Bachelor of Arts degree from the University of Georgia.

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

Further downward changes in demand for housing could negatively impact our business.

The residential homebuilding industry is sensitive to changes in economic conditions, including interest rates, foreclosure rates, and availability of financing. Further adverse changes in these conditions could further decrease demand for new homes. Additional declines in housing demand could result in lower pricing and demand for many of our building products which could have increased negative effects on our revenues and operating results.

Further disruptions in the capital and credit markets may impact the availability of credit and general business conditions.

If the financial institutions which extended credit commitments to us through our revolving credit facility are adversely affected by the conditions of the capital and credit markets, they may become unable to fund borrowings under those credit commitments, which could have an adverse impact on our financial condition and our ability to borrow funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products and increased incidence of customers’ inability to pay their accounts. Bankruptcies by our customers may cause us to incur bad debt expense at levels higher than historically experienced. Certain of our suppliers may potentially be impacted as well, causing disruption or delay of product availability. These events would adversely impact our results of operations, cash flows and financial position.

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.

We have a substantial amount of debt. As of January 3, 2009, advances outstanding under our revolving credit facility were approximately $156 million, borrowing availability was approximately $192 million and outstanding letters of credit on the facility were approximately $13 million. We also have a mortgage loan in the amount of $289 million.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. Obtaining additional capital or restructuring our debt could be accomplished in part through new or additional borrowings or placements of debt or equity securities. There is no assurance that we could obtain additional capital or restructure our debt on terms acceptable to us or at all. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations under the revolving credit facility are secured by a first priority security interest in all of our operating company’s inventories, receivables and proceeds from those items. In addition, our mortgage loan is secured by the majority of our real property. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all. We may incur substantial additional indebtedness in the future, including under the revolving credit facility. Our incurrence of additional indebtedness would intensify the risks described above.

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

We depend upon a single supplier, Georgia-Pacific for a significant percentage of our products.

Georgia-Pacific is our largest supplier, accounting for approximately 21% and approximately 25% of our purchases during fiscal 2008 and fiscal 2007, respectively. On May 7, 2004, we entered into a multi-year Supply Agreement with Georgia-Pacific. The Supply Agreement had a five-year initial term expiring on May 7,

2009. On June 6, 2008, Georgia-Pacific notified us of its intent to terminate this Supply Agreement, effective May 7, 2010. On February 12, 2009, Georgia-Pacific and BlueLinx entered into a new three-year agreement governing the purchase and supply of engineered lumber products between the two parties. Georgia-Pacific and BlueLinx are currently in discussions regarding new agreements which would govern the purchase, supply and distribution arrangements between the two parties after May 7, 2010 for products other than engineered lumber. Georgia-Pacific and BlueLinx are continuing to work together pursuant to the terms of the existing Supply Agreement for the purchase and sale of products not covered by the new engineered lumber agreement. Upon a material breach of the agreement by us, Georgia-Pacific may terminate the agreement at anytime. If Georgia-Pacific and BlueLinx are unable to agree on new supply arrangements for products other than engineered lumber or Georgia-Pacific otherwise discontinues sales of product to us after May 7, 2010, we could experience a product shortage unless and until we obtain a replacement supplier. We may not be able to obtain replacement products on favorable economic terms. An inability to replace products on favorable economic terms would adversely impact our net sales and our costs, which in turn could impact our gross profit, net income and cash flows.

Under the Supply Agreement, we have minimum purchase volume commitments with respect to certain products supplied to us. Based on 2008 average market prices, our purchase obligations under this agreement are $32 million for the remaining term of the Supply Agreement. If we fail or refuse to purchase any products that we are obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and, for certain products, terminate our exclusivity, which could reduce our net sales due to the unavailability of products or our gross profit if we are required to pay higher product prices to other suppliers. A reduction in our net sales or gross profit may also reduce our net income and cash flows.

Our industry is highly fragmented and competitive. If we are unable to compete effectively, our net sales and operating results will be reduced.

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

Integrating acquisitions may be time-consuming and create costs that could reduce our operating results and cash flows.

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

Any of the foregoing obstacles, or a combination of them, could increase selling, general and administrative expenses in absolute terms and/or as a percentage of net sales, which could in turn negatively impact our operating results and cash flows.

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

As of January 3, 2009, approximately 30% of our employees were represented by various labor unions. As of January 3, 2009, we had 45 collective bargaining agreements, of which 10, covering 140 total employees, are up for renewal in 2009. We may become subject to material cost increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our selling, general and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general and administrative expenses. All of these factors could negatively impact our operating results and cash flows.

We may be unable to recover or continue to recognize our deferred income tax assets which would increase our tax expense and reduce our operating results.

As of January 3, 2009, we have recorded deferred income tax assets of $36.8 million. Deferred income tax assets and income tax benefits are recognized for temporary differences between amounts recorded for financial reporting and income tax purposes. We evaluate our deferred tax assets quarterly to determine if valuation allowances are required based on the consideration of all available evidence using a “more likely than not” standard.

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, tax planning strategies, our forecast of future taxable income and the existence of an excess of appreciated assets over the tax basis of our net assets in amounts sufficient to realize our deferred tax assets. In estimating future taxable income, we develop assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income. Substantial changes in these assumptions could result in our inability to recover the value of our deferred tax assets which could result in future tax expense and reduced operating results.

Increases in the cost of employee benefits, such as pension and other postretirement benefits, could impact our financial results and cash flow.

Unfavorable changes in the cost of our pension retirement benefits and current employees’ medical benefits could materially impact our financial results and cash flow. We sponsor a number of defined benefit pension plans covering substantially all of our hourly employees. Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates. In addition, the amount and timing of our pension funding obligations can be influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974 (ERISA), the Pension Protection Act, Congressional Acts, or other governing bodies. During 2008, we contributed approximately $7.5 million to our defined benefit pension plans. As of January 3, 2009, the net unfunded status of our benefit plan was $17.0 million. If the status of our defined benefit plan continues to be unfunded it could require future cash contributions.

We participate in various multi-employer pension plans in the U.S. The majority of these plans are underfunded. If, in the future, we choose to withdraw from these plans, we would likely need to record a withdrawal liability, which may be material to our financial results.

Federal and state transportation regulations could impose substantial costs on us which would reduce our net income.

We use our own fleet of over 600 trucks and over 1,000 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, would reduce our gross margins, increase our selling, general and administrative expenses and reduce our operating results.

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

Funds and accounts managed by Cerberus or its affiliated management companies, which are referred to collectively as the controlling stockholder, collectively own approximately 55% of our common stock. As a result, the controlling stockholder will continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

Three of our ten directors are employees of Cerberus. The controlling stockholder also has sufficient voting power to amend our organizational documents. The interests of the controlling stockholder may not coincide with the interests of other holders of our common stock. Additionally, the controlling stockholder is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The controlling stockholder may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the controlling stockholder continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, because we are a controlled company within the meaning of the New York Stock Exchange rules, we are exempt from the NYSE requirements that our board be composed of a majority of independent directors, and that our compensation and nominating/corporate governance committees be composed entirely of independent directors.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We operate warehouse facilities in over 65 markets nationwide. We own 63 warehouse facilities and lease 12 additional warehouse facilities. The total square footage under roof at our owned and leased warehouses is approximately 11.2 million square feet. Our Denver sales center and 56 of our owned warehouse facilities secure our mortgage loan.

Our corporate headquarters located at 4300 Wildwood Parkway, Atlanta, Georgia 30339 is approximately 250,000 square feet. During the fourth quarter of fiscal 2007, as part of a restructuring effort, we vacated approximately 100,000 square feet of our corporate headquarters space which we are actively seeking to sublease.

The following table summarizes our real estate facilities including their inside square footage:

		Owned	Leased
Facility Type	Number	Facilities (ft2)	Facilities (ft2)

Office Space(1)	3	68,721	251,900
Warehouses	75	10,221,955	656,166
TOTAL	78	10,290,676	908,066

(1)	Includes corporate headquarters in Atlanta, the Denver Sales Center and a call center in Vancouver. We are actively marketing 100,000 square feet for sublease at our Atlanta corporate headquarters.

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

On November 19, 2004, we received a letter from Wickes Lumber, or Wickes, asserting that approximately $16 million in payments received by the Division during the 90-day period prior to Wickes’ January 20, 2004 Chapter 11 filing were preferential payments under section 547 of the United States Bankruptcy Code. On October 14, 2005, Wickes filed a lawsuit in the United States Bankruptcy Court for the Northern District of Illinois titled “Wickes Inc. v. Georgia Pacific Distribution Division (BlueLinx),” (Bankruptcy Adversary Proceeding No. 05-2322) asserting its claim. On November 14, 2005, we filed an answer to the complaint denying liability. This claim was formally dismissed on December 4, 2008 after BlueLinx and Wickes agreed to settle the matter for an immaterial amount.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

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

Our equity securities consist of one class of common stock. The common stock began trading on December 16, 2004. The common stock is traded on the New York Stock Exchange under the symbol “BXC”. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as quoted on the New York Stock Exchange:

	High	Low

Fiscal Year Ended January 3, 2009
First Quarter	$5.97	$2.96
Second Quarter	$6.00	$3.57
Third Quarter	$7.54	$2.91
Fourth Quarter	$5.60	$1.02
Fiscal Year Ended December 29, 2007
First Quarter	$12.39	$10.18
Second Quarter	$11.96	$10.47
Third Quarter	$10.61	$6.93
Fourth Quarter	$7.50	$3.16

As of March 3, 2009, there were 31 registered stockholders, and, as of that date we estimate there were approximately 2,500 beneficial owners holding our common stock in nominee or “street” name.

We paid a cash dividend of $0.125 per share for each of our fiscal quarters beginning in March 2005 and continuing through the fourth quarter of 2007. However, on December 5, 2007, we suspended the payment of dividends on our common stock for an indefinite period of time. Resumption of the payment of dividends will depend on, among other things, business conditions in the housing industry, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. See “Item 8. Financial Statements and Supplementary Data, Note 8. Revolving Credit Facility” for additional information regarding limitations on the ability of BlueLinx Corporation to transfer funds to its parent, BlueLinx Holdings Inc., which could impact our ability to pay dividends to our stockholders. Accordingly, we may not be able to resume the payment dividends at the same quarterly rate in the future, if at all.

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of January 3, 2009. Our stockholder-approved equity compensation plans are the 2004 Equity Incentive Plan and the 2006 Long-Term Equity Incentive Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	1,038,515	$6.78	2,063,183
Equity compensation plans not approved by security holders	—	n/a	—
Total	1,038,515	$6.78	2,063,183

Performance Graph

The chart below compares the quarterly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and a peer group index for the period commencing December 16, 2004 (the first day of trading of our common stock after our initial public offering) and ending January 3, 2009, assuming an investment of $100 and the reinvestment of any dividends.

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

Comparison of Cumulative Total Return

Cumulative Total Return
Year Ending
(in dollars)

	Base Period
Company Name/Index	12/16/04	01/01/05	12/31/05	12/30/06	12/29/07	01/03/09
BlueLinx Holdings Inc.	100	107.19	86.84	83.75	34.78	22.21
Russell 2000 Index	100	101.55	106.17	125.67	124.63	83.58
Peer Group	100	101.82	149.98	126.66	78.13	66.49

ITEM 6.	SELECTED FINANCIAL DATA.

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

The following table sets forth certain historical financial data of our company. The selected financial data for the fiscal year ended January 3, 2009 (“fiscal 2008”), the fiscal year ended December 29, 2007 (“fiscal 2007”), the fiscal year ended December 30, 2006 (“fiscal 2006”), the fiscal year ended December 31, 2005 (“fiscal 2005”), the period from inception (March 8, 2004) to January 1, 2005, and the period from January 4, 2004 to May 7, 2004 (the aggregate period from January 4, 2004 through January 1, 2005 referred to herein as “fiscal 2004”) have been derived from the Company’s audited financial statements included elsewhere in this Annual Report on Form 10-K or from prior financial statements. The financial statements prior to May 7, 2004 are referred to as “pre-acquisition period” statements. The following information should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The acquisition of the assets of the Division was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for at their fair market values at the date of consummation.

						Pre-acquisition
	BlueLinx					Period
					Period from
					Inception
					(March 8,	Period from
	Year Ended	Year Ended	Year Ended	Year Ended	2004)	January 4,
	January 3,	December 29,	December 30,	December 31,	to January 1,	2004 to May 7,
	2009	2007	2006	2005	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$2,779,699	$3,833,910	$4,899,383	$5,622,071	$3,672,820	$1,885,334
Cost of sales	2,464,766	3,441,964	4,419,576	5,109,632	3,339,590	1,658,123

Gross profit	314,933	391,946	479,807	512,439	333,230	227,211
Operating expenses:
Selling, general and administrative expenses	303,403	372,754	381,554	378,008	248,291	139,203
Depreciation and amortization	20,519	20,924	20,724	18,770	10,132	6,175

Total operating expenses	323,922	393,678	402,278	396,778	258,423	145,378

Operating income (loss)	(8,989)	(1,732)	77,529	115,661	74,807	81,833
Non-operating expenses (income):
Interest expense	38,547	43,660	46,164	42,311	28,765	—
Charges associated with mortgage refinancing	—	—	4,864	—	—	—
Write-off of debt issue costs	—	—	—	—	2,871	—
Other expense (income), net	601	(370)	320	186	(516)	614

(Loss) income before (benefit from) provision for income taxes	(48,137)	(45,022)	26,181	73,164	43,687	81,219
(Benefit from) provision for income taxes	(16,434)	(17,077)	10,349	28,561	17,781	30,782

Net income (loss)	$(31,703)	$(27,945)	$15,832	$44,603	$25,906	$50,437

Less: preferred stock dividends	—	—	—	—	5,226

Net income applicable to common stockholders	$(31,703)	$(27,945)	$15,832	$44,603	$20,680

						Pre-acquisition
	BlueLinx					Period
					Period from
					Inception
					(March 8,	Period from
	Year Ended	Year Ended	Year Ended	Year Ended	2004)	January 4,
	January 3,	December 29,	December 30,	December 31,	to January 1,	2004 to May 7,
	2009	2007	2006	2005	2005	2004
	(In thousands, except per share data)

Basic weighted average number of common shares outstanding	31,083	30,848	30,618	30,195	19,006
Basic net income (loss) per share applicable to common stock	$(1.02)	$(0.91)	$0.52	$1.48	$1.09
Diluted weighted average number of common shares outstanding	31,083	30,848	30,779	30,494	20,296
Diluted net income per share applicable to common stock	$(1.02)	$(0.91)	$0.51	$1.46	$1.02
Dividends declared per share of common stock	$—	$0.50	$0.50	$0.50	—
Other Financial Data:
Capital expenditures	$4,919	$13,141	$9,601	$12,744	$9,759	$1,378
EBITDA(1)	10,929	19,562	97,933	134,245	85,455	87,394
Net cash provided by (used in) operating activities	181,271	79,842	63,204	124,937	137,246	(113,982)
Net cash provided by (used in) investing activities	985	(9,070)	(18,170)	(28,499)	(832,992)	(1,126)
Net cash provided by (used in) financing activities	$(47,662)	$(82,055)	$(42,312)	$(87,690)	$711,318	$114,602
Balance Sheet Data (at end of period):
Cash and cash equivalents	$150,353	$15,759	$27,042	$24,320	$15,572
Working capital	320,527	448,731	520,237	529,983	491,975
Total assets	732,407	883,436	1,004,362	1,157,640	1,137,062
Total debt(2)	444,870	478,535	532,462	540,850	652,103
Shareholders’ equity/parent’s investment	$102,852	$154,823	$189,399	$183,852	$141,492

(1)	EBITDA is an amount equal to net income (loss) plus interest expense, write-off of debt issue costs, charges associated with mortgage refinancing, income taxes, and depreciation and amortization. EBITDA is presented herein because we believe it is a useful supplement to cash flow from operations in understanding cash flows generated from operations that are available for debt service (interest and principal payments) and further investment in acquisitions. However, EBITDA is not a presentation made in accordance with generally accepted accounting principles in the United States, “GAAP”, and is not intended to present a superior measure of the financial condition from those determined under GAAP. EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.

(2)	Total debt represents long-term debt, including current maturities.

A reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to EBITDA for each of the respective periods indicated is as follows:

						Pre-acquisition
	BlueLinx					Period
					Period from	Period from
	Year Ended	Year Ended	Year Ended	Year Ended	Inception (March 8,	January 4,
	January 3,	December 29,	December 30,	December 31,	2004) to January 1,	2004 to May 7,
	2009	2007	2006	2005	2005	2004
	(In thousands)
	(Unaudited)
Net cash provided by (used in) operating activities	$181,271	$79,842	$63,204	$124,937	$137,246	$(113,982)
Amortization of debt issue costs	(2,479)	(2,431)	(2,628)	(3,629)	(2,323)	—
Non-cash vacant property charges	(4,441)	(11,037)	—	—	—	—
Deferred income tax (provision) benefit	2,935	9,526	3,700	368	4,469	(9,183)
Prepayment fees associated with sale of property	(1,868)	—	—	—	—	—
Gain on sale of properties	1,936	—	—	—	—	—
Gain from insurance settlement	—	1,698	—	—	—	—
Share-based compensation	(2,614)	(3,500)	(3,137)	(2,170)	(1,088)	—
Excess tax benefits from share-based arrangements	81	20	891	71	—	—
Changes in assets and liabilities	(186,005)	(81,139)	(20,610)	(56,204)	(99,395)	179,777
Interest expense	38,547	43,660	46,164	42,311	28,765	—
(Benefit from) provision for income taxes	(16,434)	(17,077)	10,349	28,561	17,781	30,782

EBITDA	$10,929	$19,562	$97,933	$134,245	$85,455	$87,394

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information due to the factors discussed under “Risk Factors,” “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this Form 10-K.

Overview

Company Background

BlueLinx is a leading distributor of building products in the United States. As of January 3, 2009, we distributed more than 10,000 products to approximately 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, OSB, rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 50% and 54% of our fiscal 2008 and fiscal 2007 gross sales, respectively. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 50% and 46% of our fiscal 2008 and fiscal 2007 gross sales, respectively.

A number of factors cause our results of operations to fluctuate from period to period. Many of these factors are seasonal or cyclical in nature. Conditions in the United States housing market are at historically low levels and continued to deteriorate throughout fiscal 2008. Our operating results have declined during the past two years as they are closely tied to U.S. housing starts. Additionally, the mortgage markets have experienced substantial disruption due to a rising number of defaults in the “subprime” market. This disruption and the related defaults have increased the inventory of homes for sale and also have caused lenders to tighten mortgage qualification criteria which further reduces demand for new homes. Forecasters continue to have a bearish outlook for the housing market and we expect the downturn in new housing activity will continue to negatively impact our operating results for the foreseeable future. We continue to prudently manage our inventories, receivables and spending in this environment. However, along with many forecasters, we believe U.S. housing demand will improve in the long term based on population demographics and a variety of other factors.

Selected Factors that Affect our Operating Results

Our operating results are affected by housing starts, mobile home production, industrial production, repair and remodeling spending and non-residential construction. We believe a substantial percentage of our sales are directly related to new home construction.

Our operating results are also impacted by changes in product prices. Structural products prices can vary significantly based on short-term and long-term changes in supply and demand. The prices of specialty products also can vary from time to time, although they generally are significantly less variable than structural products.

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price, in each case for fiscal 2008, fiscal 2007 and fiscal 2006:

Sales Revenue Variances by Product

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(Dollars in millions)

Sales by Category
Structural Products	$1,422	$2,098	$2,788
Specialty Products	1,412	1,802	2,197
Other(1)	(54)	(66)	(86)

Total Sales	$2,780	$3,834	$4,899

Sales Variances
Unit Volume $ Change	$(1,161)	$(896)	$(398)
Price/Other(1)	107	(169)	(325)

Total $ Change	$1,054	$(1,065)	$(723)

Unit Volume% Change	(29.7)%	(18.0)%	(7.0)%
Price/Other(1)	2.2%	(3.7)%	(5.9)%

Total% Change	(27.5)%	(21.7)%	(12.9)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for fiscal 2008, fiscal 2007 and fiscal 2006:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(Dollars in millions)

Gross Margin $ by Category
Structural Products	$134	$173	$194
Specialty Products	200	238	308
Other(1)	(19)	(19)	(22)

Total Gross Margin $	$315	$392	$480

Gross Margin % by Category
Structural Products	9.4%	8.2%	7.0%
Specialty Products	14.2%	13.2%	14.0%
Total Gross Margin %	11.3%	10.2%	9.8%
Unit Volume Change by Product
Structural Products	(34.6)%	(19.2)%	(11.8)%
Specialty Products	(24.0)%	(16.4)%	1.0%
Total Unit Volume Change %	(29.7)%	(18.0)%	(7.0)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for fiscal 2008, fiscal 2007 and fiscal 2006:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(Dollars in millions)

Sales by Channel
Warehouse/Reload	$2,044	$2,763	$3,326
Direct	790	1,137	1,659
Other(1)	(54)	(66)	(86)

Total	$2,780	$3,834	$4,899

Gross Margin by Channel
Warehouse/Reload	$284	$344	$407
Direct	50	67	95
Other(1)	(19)	(19)	(22)

Total	$315	$392	$480

Gross Margin % by Channel
Warehouse/Reload	13.9%	12.5%	12.2%
Direct	6.3%	5.9%	5.7%
Other(1)	NA	NA	NA
Total	11.3%	10.2%	9.8%

(1)	“Other” includes unallocated allowances and discounts.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. The fiscal year 2008 contained 53 weeks. Fiscal years 2007 and 2006 each contained 52 weeks.

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

The following table sets forth our results of operations for fiscal 2008 and fiscal 2007.

	Year Ended	% of	Year Ended	% of
	January 3,	Net	December 29,	Net
	2009	Sales	2007	Sales
		(Dollars in thousands)

Net sales	$2,779,699	100.0%	$3,833,910	100.0%
Gross profit	314,933	11.3%	391,946	10.2%
Selling, general and administrative	303,403	10.9%	372,754	9.7%
Depreciation and amortization	20,519	0.7%	20,924	0.5%

Operating loss	(8,989)	(0.3)%	(1,732)	0.0%
Interest expense	38,547	1.4%	43,660	1.1%
Other expense (income), net	601	0.0%	(370)	0.0%

Loss before benefit from income taxes	(48,137)	(1.7)%	(45,022)	(1.2)%
Benefit from income taxes	(16,434)	(0.6)%	(17,077)	(0.4)%

Net loss	$(31,703)	(1.1)%	$(27,945)	(0.7)%

Net Sales.  For the fiscal year ended January 3, 2009, net sales decreased by 27.5%, or $1.1 billion, to $2.8 billion. Sales during the fiscal year were negatively impacted by a 33.3% decline in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $0.4 billion or 21.6% compared to fiscal 2007, primarily due to a 24.0% decrease in unit volume offset by an increase in price of 2.4%. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $0.7 billion, or 32.2% from a year ago, primarily as a result of a decrease in unit volume of 34.6% offset by an increase in price of 2.4%.

Gross Profit.  Gross profit for fiscal 2008 was $315 million, or 11.3% of sales, compared to $392 million, or 10.2% of sales, in fiscal 2007. The decrease in gross profit dollars compared to fiscal 2007 was primarily driven by a decrease in specialty and structural product volumes due to the continued decline in the housing market and a lower of cost or market reserve charge of $3.4 million during fiscal 2008 related to a decline in prices for our structural metal inventory. The increase in gross margin percentage is primarily attributable to an increase in certain structural metal prices earlier in the year and a shift in product mix from structural to higher margin specialty products. Additionally, we estimate that the stock keeping unit (“SKU”) rationalization program negatively impacted gross margin by approximately 30 basis points in fiscal 2007. Structural gross margin increased to 9.4% in fiscal 2008 from 8.2% in fiscal 2007. Specialty gross margin increased to 14.2% in fiscal 2008 from 13.2% a year ago.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for fiscal 2008 were $303 million, or 10.9% of net sales, compared to $373 million, or 9.7% of net sales, during fiscal 2007. The decline in operating expenses is due to our continuing efforts to reduce ongoing annual operating expenses resulting in reduced payroll, commissions, and other operating expenses. Operating expenses during fiscal 2008 include net charges related to facility consolidations, severance related costs, and other items of $8.4 million compared with prior year operating expenses which included $15.2 million of similar charges.

Depreciation and Amortization.  Depreciation and amortization expense totaled $20.5 million for fiscal 2008, compared with $20.9 million for fiscal 2007. The decrease in depreciation and amortization is primarily due to a decrease in capital expenditures for mobile equipment consisting of trucks, trailers, forklifts and automobiles.

Operating Loss.  Operating loss for fiscal 2008 was $9.0 million versus an operating loss of $1.7 million for fiscal 2007 due to the above factors.

Interest Expense.  Interest expense for fiscal 2008 totaled $38.5 million, down $5.1 million from fiscal 2007, reflecting lower debt levels and lower interest rates. Interest expense related to our revolving credit facility, mortgage, and debt issue cost amortization was $14.8 million, $19.3 million and $2.5 million, respectively, for fiscal 2008. Fiscal 2008 also included charges of $1.9 million of prepayment fees associated with principal payments on the mortgage.

Interest expense totaled $43.7 million for fiscal 2007, which includes interest expense related to our revolving credit facility, mortgage, and related debt issue cost amortization of $22.3 million, $19.0 million, and $2.4 million, respectively.

Benefit from Income Taxes.  Our effective tax rate was 34.1% and 37.9% for fiscal 2008 and fiscal 2007, respectively. The decrease in the effective tax rate was primarily due to a valuation allowance of $1.2 million recorded in fiscal 2008 primarily related to state income deferred tax assets, higher non-deductible amounts and provisions for U.S. taxes on unremitted earnings in foreign jurisdictions.

Net Loss.  Net loss for fiscal 2008 was $31.7 million, compared to net loss of $27.9 million for fiscal 2007.

On a per-share basis, basic and diluted loss applicable to common stockholders for fiscal 2008 were each $1.02. Basic and diluted loss per share for fiscal 2007 were each $0.91.

Fiscal 2007 Compared to Fiscal 2006

The following table sets forth our results of operations for fiscal 2007 and fiscal 2006.

	Year Ended	% of	Year Ended	% of
	December 29,	Net	December 30,	Net
	2007	Sales	2006	Sales
	(Dollars in thousands)

Net sales	$3,833,910	100.0%	$4,899,383	100.0%
Gross profit	391,946	10.2%	479,807	9.8%
Selling, general and administrative	372,754	9.7%	381,554	7.8%
Depreciation and amortization	20,924	0.5%	20,724	0.4%

Operating (loss) income	(1,732)	0.0%	77,529	1.6%
Interest expense	43,660	1.1%	46,164	0.9%
Charges associated with mortgage refinancing	—	0.0%	4,864	0.1%
Other (income) expense, net	(370)	0.0%	320	0.0%

(Loss) income before (benefit from) provision for income taxes	(45,022)	(1.2)%	26,181	0.5%
(Benefit from) provision for income taxes	(17,077)	(0.4)%	10,349	0.2%

Net (loss) income	$(27,945)	(0.7)%	$15,832	0.3%

Net Sales.  For the fiscal year ended December 29, 2007, net sales decreased by 21.7%, or $1.1 billion, to $3.8 billion. Sales during the fiscal year were negatively impacted by a 24.8% decline in housing starts and a 1.3% decline in prices for certain grades of wood-based structural products. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $395 million or 18.0% compared to fiscal 2006, primarily due to a 16.4% decrease in unit volume as well as a decrease in price of 1.6%. Structural sales, including plywood, OSB, lumber and metal, decreased by $690 million, or 24.7% from a year ago, primarily as a result of a decrease in unit volume of 19.2% and a decrease in price of 5.5%.

Gross Profit.  Gross profit for fiscal 2007 was $392 million, or 10.2% of sales, compared to $480 million, or 9.8% of sales, in fiscal 2006. The decrease in gross profit dollars compared to fiscal 2006 was primarily driven by a decrease in specialty and structural product volumes due to the continued decline in the housing market. The increase in gross margin percentage of 0.4% is primarily attributable to a shift toward the warehouse channel, which typically provides higher gross margins, and a slight shift in product mix from structural to higher margin specialty products, offset in part by a decline in underlying product prices compared to the prior year as well as our SKU rationalization initiative during the fourth quarter of 2007. We estimate that the SKU rationalization program negatively impacted gross margin by approximately 30 basis points in fiscal 2007. During fiscal 2007, we remained focused on maintaining gross margin through our ongoing management of structural product pricing. Structural gross margin increased to 8.2% in fiscal 2007 from 7.0% in fiscal 2006. Specialty gross margin of 13.2% compares with 14.0% a year ago.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for fiscal 2007 were $373 million, or 9.7% of net sales, compared to $382 million, or 7.8% of net sales, during fiscal 2006. The decline in operating expenses is due to our continued efforts to reduce ongoing annual operating expenses partially offset by net charges related to facility consolidations, severance related costs, and other items of $15.2 million.

Depreciation and Amortization.  Depreciation and amortization expense totaled $20.9 million for fiscal 2007, compared with $20.7 million for fiscal 2006. The increase in depreciation and amortization is primarily due to a slight increase in capital expenditures for mobile equipment consisting of trucks, trailers, forklifts and automobiles.

Operating Income (Loss).  Operating loss for fiscal 2007 was $1.7 million versus operating income of $77.5 million for fiscal 2006 due to the above factors.

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

Provision for (Benefit from) Income Taxes.  Our effective tax rate was 37.9% and 39.5% for fiscal 2007 and fiscal 2006, respectively. The decrease in the effective tax rate resulted from the greater impact of various tax credits due to lower income for fiscal 2007

Net Income(Loss).  Net loss for fiscal 2007 was $27.9 million, compared to net income of $15.8 million for fiscal 2006.

On a per-share basis, basic and diluted loss applicable to common stockholders for fiscal 2007 were each $0.91. Basic and diluted income per share for fiscal 2006 were $0.52 and $0.51, respectively.

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters due to the impact of poor weather on the construction market. Our second and third quarters are typically our strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. Our working capital and accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season. Although, we generally expect these trends to continue for the foreseeable future, we have reduced our inventory as part of our effort to manage to the current weakened demand environment in the housing market. Additionally, our accounts receivable balance has declined due to the weakened demand environment for the products we distribute.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance working capital needs, capital expenditures, dividends and acquisitions. We believe that the amounts available from this and other sources will be sufficient to fund our routine operations and capital requirements for the foreseeable future.

The credit markets have recently experienced adverse conditions, which may adversely affect our lenders ability to fulfill their commitment under our revolving credit facility. Based on information available to us as of the filing date of this Form 10-K, we have no indications that the financial institutions included in our revolving credit facility would be unable to fulfill their commitments.

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

The following tables indicate our working capital and cash flows for the periods indicated.

	January 3,	December 29,
	2009	2007
	(Dollars in thousands)

Working capital	$320,527	$448,731

	Year Ended	Year Ended	Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006

Cash flows provided by operating activities	$181,271	$79,842	$63,204
Cash flows provided by (used in) investing activities	985	(9,070)	(18,170)
Cash flows used in financing activities	$(47,662)	$(82,055)	$(42,312)

Working Capital

Working capital decreased by $128 million, primarily as a result of decreases in accounts receivable and inventories of $133 million and $146 million, respectively, and an increase in current maturities of long-term debt of $60.0 million. These changes were partially offset by decreases in accounts payable of $86.4 million. The remaining decreases were related to reductions in other receivables and cash collateral. Additionally, cash increased from $15.8 million at December 29, 2007 to $150 million at January 3, 2009, primarily due to reductions in working capital. The $150 million of cash on our balance sheet at January 3, 2009 primarily reflects cash generated due to reductions in working capital and customer remittances received in our lock-boxes on Friday and Saturday that are not available until the next Monday, which is part of the following period.

Operating Activities

During fiscal 2008, cash flows provided by operating activities totaled $181 million. The primary driver of cash flow from operations was an increase in cash flow from operations related to working capital of $213 million reflecting decreases in accounts receivable and a reduction in inventory partially offset by a contribution to the hourly pension plan of $7.5 million, and a net loss, as adjusted for non-cash charges, of $4.7 million.

During fiscal 2007, cash flows provided by operating activities totaled $79.8 million. The primary driver of cash flow from operations was an increase in cash flow from operations related to working capital of $81.8 million reflecting decreases in accounts receivable and a reduction in inventory, partially offset by a net loss, as adjusted for non-cash charges, of $1.3 million.

During fiscal 2006, cash flows provided by operating activities totaled $63.2 million. The primary drivers of cash flow from operations were net income, as adjusted for non-cash charges, of $43.5 million and an increase in cash flow from operations related to working capital of $23.2 million reflecting decreases in accounts receivable and a reduction in structural product inventory, partially offset by decreases in accounts payable and a slight increase in specialty products inventory.

Investing Activities

During fiscal 2008 and fiscal 2007, cash flows provided by (used in) investing activities totaled $1.0 million and $(9.1) million, respectively.

During fiscal 2008 and fiscal 2007, our expenditures for property and equipment were $4.9 million and $13.1 million, respectively. These expenditures were used primarily to purchase mobile equipment consisting of trucks, trailers, forklifts and sales force automobiles. We estimate that capital expenditures for 2009 will be approximately $5.0 million for normal operating activities. Our 2009 capital expenditures are anticipated to be paid from our current cash.

Proceeds from the disposition of property and equipment totaled $5.9 million and $4.1 million during fiscal 2008 and fiscal 2007, respectively. The proceeds of $5.9 million during fiscal 2008 included $4.7 million of proceeds related to the sale of certain real properties. For fiscal 2007, the proceeds of $4.1 million included $2.6 million from an insurance settlement related to property damage from Hurricane Katrina.

During fiscal 2006, cash flows used for investing activities totaled $18.2 million. The primary driver of cash flows from investing activities in fiscal 2006 was acquisition-related expenditures and expenditures for property and equipment of $9.4 million and $9.6 million, respectively. The expenditures for property and equipment were primarily for mobile equipment.

Proceeds from the disposition of property totaled $0.8 million in fiscal 2006.

Financing Activities

Net cash used in financing activities was $47.7 million during fiscal 2008 and $82.1 million during fiscal 2007. The net cash used in financing activities in fiscal 2008 primarily reflected a net decrease in our revolving credit facility of $27.5 million, a decrease in bank overdrafts of $12.4 million, principal payments on our mortgage of $6.1 million, and prepayment fees associated with principal payments on our mortgage of $1.9 million. The net cash used in financing activities in fiscal 2007 primarily reflected a net decrease in our revolving credit facility of $53.9 million, decrease in bank overdrafts of $13.1 million, and common dividend payments of $15.6 million. There were no common dividend payments during fiscal 2008.

Net cash used in financing activities was $42.3 million for fiscal 2006, which primarily resulted from the retirement of the old mortgage of $165 million, a net decrease in the revolving credit facility of $138 million, common dividends payments of $15.4 million, and a decrease in bank overdrafts of $12.2 million. These decreases were offset by proceeds from the new mortgage of $295 million.

Debt and Credit Sources

As of January 3, 2009, advances outstanding under our revolving credit facility were approximately $156 million. Borrowing availability was approximately $192 million and outstanding letters of credit on this facility were approximately $12.9 million. As of January 3, 2009, the interest rate on outstanding balances under the revolving credit facility was 3.2%.

On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan with the German American Capital Corporation. During the fourth quarter of fiscal 2008, we reduced the principal amount of the mortgage loan by $6.1 million. The mortgage has a term of ten years and is now secured by 56 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. The mortgage loan requires interest-only payments for the first five years followed by level monthly payments of principal and interest based on an amortization period of thirty years. The balance of the loan outstanding at the end of ten years will then become due and payable. German American Capital Corporation assigned half of its interest in the new mortgage loan to Wachovia Bank, National Association. This mortgage replaced our previously existing $165 million floating rate mortgage, which had a 7.4% interest rate when it was terminated, with a fixed rate mortgage loan.

During the fourth quarter of fiscal 2008, we sold certain real properties that ceased operations and were closed during the second quarter of fiscal 2008. As a result of the sale of one of these properties, we reduced our mortgage loan by $6.1 million and incurred a mortgage prepayment penalty of $1.9 million. The sale of these properties resulted in a recognized gain of $1.9 million, a note receivable of $6.3 million recorded in “Other non-current assets” and a deferred gain of $6.3 million recorded in “Other non-current liabilities”.

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

Through January 3, 2009, the hedge was highly effective in offsetting changes in expected cash flows as the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge are reflected in current period earnings. These amounts were immaterial during fiscal 2008, fiscal 2007 and fiscal 2006.

At January 3, 2009 and December 29, 2007, the fair value of the interest rate swap was a liability of $13.2 million and $7.1 million, respectively. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets. At January 3, 2009, we had approximately $13.2 million of cash collateral held related to the interest rate swap liability. Accumulated other comprehensive (loss) income at January 3, 2009 and December 29, 2007 included the net loss on the cash flow hedge (net of tax) of $8.0 million and $4.3 million, respectively, which reflects the cumulative amount of comprehensive loss recognized in connection with the change in fair value of the swap.

During January 2009, we reduced our borrowings under the revolving credit facility by $60.0 million at which point the hedge became ineffective in offsetting changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt. The repayment of borrowings under the revolving credit facility resulted in a non-cash charge of approximately $5.9 million recorded in interest expense at the payment date. The remaining $8.8 million of other comprehensive loss will be amortized over the remaining 28 month term of the interest rate swap and recorded as interest expense. Approximately $3.9 million will be amortized over the next 12 months and recorded as interest expense. All future changes in the fair value of the interest rate swap during the remaining term of the interest rate swap will be recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.

Contractual Commitments.  The following table represents our contractual commitments, excluding interest, associated with our debt and other obligations disclosed above as of January 3, 2009.

	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)

Revolving credit facility(1)	$60,000	$—	$90,000	$—	$—	$—	$150,000
Term loan facility(2)	—	—	6,000	—	—	—	6,000
Mortgage indebtedness(3)	—	—	1,712	3,593	3,885	279,680	288,870

Subtotal	60,000	—	97,712	3,593	3,885	279,680	444,870
Purchase obligations(4)	23,911	7,970	—	—	—	—	31,881
Operating leases	7,854	6,815	5,216	4,534	4,416	22,646	51,481
Letters of credit(5)	12,870	—	—	—	—	—	12,870

Total	$104,635	$14,785	$102,298	$8,127	$8,301	$302,326	$541,102

(1)	Interest on the revolving credit facility is variable, based on 14-day, one-month, two-month, three-month or six-month LIBOR. The interest rate on the revolving credit facility was 3.2% at January 3, 2009. On June 12, 2006, we entered into an interest swap agreement with Goldman Sachs Capital Markets to hedge against interest rate risks on $150 million of our revolving credit facility. The terms call for us to pay interest monthly at 5.4%. Annual interest at these rates totals $8.3 million. At January 3, 2009, the outstanding balance of our credit facility was approximately $156 million. During January 2009, we reduced our borrowings under the revolving credit facility by $60.0 million. We used cash on hand to pay down this portion of our revolving credit debt. The final maturity date of the revolving credit facility is May 7, 2011.

(2)	Term loan facility was used to refinance and consolidate certain loans made by the revolving loan lenders to us.

(3)	The interest rate on the mortgage is fixed at 6.35%. Annual interest at this rate is $18.3 million.

(4)	Our purchase obligations are related to our Supply Agreement with Georgia-Pacific.

(5)	Letters of credit not included above under the credit facilities.

Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our Consolidated Balance Sheets (to the extent entered into prior to the end of the applicable period) as accounts payable and accrued liabilities.

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

All product sales are recorded at gross in accordance with the guidance outlined by Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) and in accordance with standard industry practice. The key indicators used to determine this are as follows:

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

All revenues recognized are net of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been insignificant for fiscal 2008, fiscal 2007 and fiscal 2006.

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At January 3, 2009 and December 29, 2007, these reserves totaled $10.1 million and $10.5 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for fiscal 2008, fiscal 2007 and fiscal 2006.

Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At January 3, 2009 and December 29, 2007, the lower of cost or market reserve totaled $3.4 million and $0.02 million, respectively.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes inventory that has turn days in excess of 270 days, excluding new items during their product launch, or discontinued items. At January 3, 2009 and December 29, 2007, our damaged, excess and obsolete inventory reserves totaled $4.0 million and $4.4 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant for fiscal 2008, fiscal 2007 and fiscal 2006.

Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123R, “Shared-Based Payment” (“SFAS 123R”), we recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations.

Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of January 3, 2009, there was $1.7 million, $3.7 million, $0.1 million and $0.7 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares is expected to be recognized over a period of 2.1 years, 2.0 years, 1.0 years and 2.0 years, respectively. As of December 29, 2007 there was $3.2 million, $2.1 million $0.4 million and $0.4 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares was expected to be recognized over a period of 3.0 years, 2.7 years, 2.3 years and 2.0 years, respectively.

For fiscal 2008, fiscal 2007 and fiscal 2006, our total stock-based compensation expense was $2.6 million, $3.6 million, and $3.1 million, respectively. We also recognized related income tax benefits of $0.7 million, $1.4 million and $1.2 million, respectively.

Consideration Received from Vendors and Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At January 3, 2009 and December 29, 2007, the vendor rebate receivable totaled $6.3 million and $7.5 million, respectively.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At January 3, 2009 and December 29, 2007, the customer rebate payable totaled $7.3 million and $11.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant for fiscal 2008, fiscal 2007 and fiscal 2006.

Impairment of Long-Lived Assets

Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. Our fair value estimate for fixed assets and intangible long-lived assets are considered to be level 3 measurements in the fair value hierarchy as defined in Note 10. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Our judgment regarding the existence of impairment indicators is based on market and operational performance. During fiscal 2008, we recorded a non-cash impairment charge of $0.4 million ($0.2 million after tax) to reduce the carrying value of certain long-lived assets to fair value. These costs were included in “Selling, general and administrative” expense in the Consolidated Statement of

Operations. There were no adjustments to earnings resulting from the impairment of long-lived assets for fiscal 2007 and fiscal 2006.

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

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, tax planning strategies, our forecast of future taxable income and the existence of an excess of appreciated assets over the tax basis of our net assets in amounts sufficient to realize our deferred tax assets. In estimating future taxable income, we develop assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income. During fiscal 2008, we recorded a $1.4 million valuation allowance primarily related to state deferred tax assets, of which $1.2 million reduced the benefit from income taxes.

We have recorded deferred income tax assets of $36.8 million and $21.9 million at January 3, 2009 and December 29, 2007, reflecting the benefit of $94.6 million and $56.0 million of deductible temporary differences, respectively. Realization is dependent on generating sufficient taxable income in future years.

In fiscal 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a discussion of whether to file or not to file a return in a particular jurisdiction). The cumulative effect of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings. Adoption of FIN 48 on December 31, 2006 did not have a material effect on our consolidated financial position or results of operations.

Restructuring Charges

During fiscal 2008 and fiscal 2007, we recorded restructuring charges totaling $9.7 million and $17.1 million related to certain cost reduction initiatives. In connection with those cost reduction initiatives, we vacated leased office space and certain distribution facilities. We accounted for these transactions in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires that a liability be recognized for a cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. At January 3, 2009 and December 29, 2007, the vacant property reserve totaled $14.1 and $11.3 million, respectively. During fiscal 2008, we recorded approximately $2.4 million of expense related to a change in estimate associated with one of our exited facilities. These costs were included in “Selling, general and administrative” expense in the

Consolidated Statement of Operations and in “Other current liabilities”, and in “Other long-term liabilities” on the Consolidated Balance Sheets at January 3, 2009 and December 29, 2007.

Self-Insurance

It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $1.0 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At January 3, 2009 and December 29, 2007, the self-insurance reserves totaled $8.9 million and $7.3 million, respectively.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of our defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP 132R-1 is effective for us for the year ending January 2, 2010.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” This FSP is effective for us on January 4, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We are still in the process of evaluating the impact FSP 03-6-1 will have on our Consolidated Financial Statements. For additional information about our share-based payment awards, refer to Note 2 of the Notes to Consolidated Financial Statements in our Form 10-K.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for us on January 4, 2009. We do not expect it to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS 133” (“SFAS 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us, on a prospective basis, on January 4, 2009.. We are still in the process of evaluating the impact of SFAS 161, but do not expect it to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us, on a prospective basis, on January 4, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In June 2007, the EITF reached a consensus on Emerging Issues Task Forces Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on non-vested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was effective for us on December 30, 2007. The adoption of EITF 06-11 did not have a material impact on our Consolidated Financial Statements.

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was effective for us on December 30, 2007. We have elected to not adopt the fair value option in measuring certain financial assets and liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance was effective for us on December 30, 2007, and for interim periods within those fiscal years. In February 2008, FASB Staff Position No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) was issued. FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FASB Staff Position No 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”) deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. We applied the guidance contained in FSP 157-3 in determining fair values beginning on September 30, 2008, although it did not have a material impact on our Consolidated Financial Statements.

SFAS 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies inputs used to measure fair value into the following hierarchy:

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

We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i.) the present value factors used in determining fair value (ii.) projected LIBOR, and (iii.) the risk of counterparty non-performance risk. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at January 3, 2009 due to the fact that the interest rate swap was supported by cash collateral. The fair value of the interest rate swap was a liability of $13.2 million and $7.1 million at January 3, 2009 and December 29, 2007, respectively.

The implementation of SFAS 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on our consolidated financial position and results of operations. We have elected the provisions of FSP 157-2; however, we do not expect the implementation of SFAS 157 for non-financial assets and non-financial liabilities to have a material impact on our consolidated financial position and results of operations.

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

We believe that general inflation did not significantly affect our operating results or markets in fiscal 2008, fiscal 2007 or fiscal 2006. As discussed above, our results of operations were both favorably and unfavorably impacted by increases and decreases in the pricing of certain commodity-based products. Commodity price fluctuations have from time to time created cyclicality in our financial performance and may do so in the future.

On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and a fixed interest rate of 6.35%. By entering into this mortgage, we insulated ourselves from changes in market interest rates on a portion of our indebtedness. This mortgage replaced our previously existing $165 million floating rate mortgage, which had a 7.4% interest rate when it was terminated.

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

At January 3, 2009 and December 29, 2007, the fair value of the interest rate swap was a liability of $13.2 million and $7.1 million, respectively. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheet. At January 3, 2009, we had approximately $13.2 million of cash collateral held related to the interest rate swap liability. Accumulated other comprehensive (loss) income at January 3, 2009 and December 29, 2007 included the net loss on the cash flow hedge (net of tax) of $8.0 million and $4.3 million, respectively, which reflects the cumulative amount of comprehensive loss recognized in connection with the change in fair value of the swap.

Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. A change of 100 basis points in the market rate of interest would have an immaterial impact based on borrowings outstanding at January 3, 2009. Additionally, to the extent changes in interest rates impact the housing market, we would be impacted by such changes.

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

Our management, including our chief executive officer and our chief financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Internal controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal controls are met. Given the inherent limitations of internal controls, internal controls over financial reporting may not prevent or detect all misstatements or fraud. Therefore, no evaluation of internal control can provide absolute assurance that all control issues or instances of fraud will be prevented or detected.

Management assessed the effectiveness of our internal control over financial reporting as of January 3, 2009. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission set forth in Internal Control — Integrated Framework. Based on our assessment, our management concluded that, as of January 3, 2009, our internal control over financial reporting was effective. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of January 3, 2009.

March 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of BlueLinx Holdings Inc.

We have audited BlueLinx Holdings Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BlueLinx Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BlueLinx Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 Consolidated Financial Statements of BlueLinx Holdings Inc. and subsidiaries and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
March 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of BlueLinx Holdings Inc.

We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries as of January 3, 2009 and December 29, 2007 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlueLinx Holdings Inc. and subsidiaries at January 3, 2009 and December 29, 2007, and the consolidated results of their operations and their cash flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6, in 2006, BlueLinx Holdings Inc. adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans”. Also, as discussed, in Note 6, in 2008, BlueLinx Holdings Inc. adopted the recognition provisions of Statement of Financial Accounting Standards No. 158.

Also as discussed in Note 2, in 2007, BlueLinx Holdings Inc. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BlueLinx Holdings Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
March 5, 2009

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 3,	December 29,
	2009	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$150,353	$15,759
Receivables, less allowances of $10,114 in fiscal 2008 and $10,536 in fiscal 2007	130,653	263,176
Inventories, net	189,482	335,887
Deferred income taxes	11,868	12,199
Other current assets	37,351	53,231

Total current assets	519,707	680,252

Property and equipment:
Land and improvements	53,426	57,295
Buildings	96,159	98,420
Machinery and equipment	70,491	67,217
Construction in progress	2,035	4,212

Property and equipment, at cost	222,111	227,144
Accumulated depreciation	(69,336)	(54,702)

Property and equipment, net	152,775	172,442
Non-current deferred income taxes	17,468	2,628
Other non-current assets	42,457	28,114

Total assets	$732,407	$883,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,367	$164,717
Bank overdrafts	24,715	37,152
Accrued compensation	11,552	10,372
Current maturities of long-term debt	60,000	—
Other current liabilities	24,546	19,280

Total current liabilities	199,180	231,521

Non-current liabilities:
Long-term debt	384,870	478,535
Other non-current liabilities	45,505	18,557

Total liabilities	629,555	728,613

SHAREHOLDERS’ EQUITY
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,362,360 and 31,224,959 shares issued and outstanding at January 3, 2009 and December 29, 2007, respectively	323	312
Additional paid-in-capital	144,148	142,081
Accumulated other comprehensive (loss) income	(16,920)	5,426
(Accumulated deficit) retained earnings	(24,699)	7,004

Total shareholders’ equity	102,852	154,823

Total liabilities and shareholders’ equity	$732,407	$883,436

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(In thousands, except per share data)

Net sales	$2,779,699	$3,833,910	$4,899,383
Cost of sales	2,464,766	3,441,964	4,419,576

Gross profit	314,933	391,946	479,807

Operating expenses:
Selling, general, and administrative	303,403	372,754	381,554
Depreciation and amortization	20,519	20,924	20,724

Total operating expenses	323,922	393,678	402,278

Operating (loss) income	(8,989)	(1,732)	77,529
Non-operating expenses (income):
Interest expense	38,547	43,660	46,164
Charges associated with mortgage refinancing	—	—	4,864
Other expense (income), net	601	(370)	320

(Loss) income before (benefit from) provision for income taxes	(48,137)	(45,022)	26,181
(Benefit from) provision for income taxes	(16,434)	(17,077)	10,349

Net (loss) income	$(31,703)	$(27,945)	$15,832

Basic weighted average number of common shares outstanding	31,083	30,848	30,618

Basic net (loss) income per share applicable to common shares	$(1.02)	$(0.91)	$0.52

Diluted weighted average number of common shares outstanding	31,083	30,848	30,779

Diluted net (loss) income per share applicable to common shares	$(1.02)	$(0.91)	$0.51

Dividends declared per common share	$—	$0.50	$0.50

Comprehensive (loss) income:
Net (loss) income	$(31,703)	$(27,945)	$15,832
Other comprehensive (loss) income:
Foreign currency translation, net of taxes	(2,598)	1,912	(58)
Unrealized net (loss) gain from pension plan, net of taxes	(15,997)	5,856	983
Unrealized loss from cash flow hedge, net of taxes	(3,751)	(2,754)	(1,536)

Comprehensive (loss) income	$(54,049)	$(22,931)	$15,221

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(31,703)	$(27,945)	$15,832
Adjustments to reconcile net (loss) income to cash provided by operations:
Depreciation and amortization	20,519	20,924	20,724
Amortization of debt issue costs	2,479	2,431	2,628
Charges associated with mortgage refinancing	—	—	4,864
Non-cash vacant property charges	4,441	11,037	—
Deferred income tax benefit	(2,935)	(9,526)	(3,700)
Prepayment fees associated with principal payments on new mortgage	1,868	—	—
Gain from sale of properties	(1,936)	—	—
Gain from insurance settlement	—	(1,698)	—
Share-based compensation	2,614	3,500	2,921
Excess tax benefits from share-based compensation arrangements	(81)	(20)	(891)
Changes in assets and liabilities:
Receivables	132,523	44,367	94,113
Inventories	146,405	74,799	66,504
Accounts payable	(86,350)	(31,098)	(131,594)
Changes in other working capital	20,440	(6,211)	(4,889)
Other	(27,013)	(718)	(3,308)

Net cash provided by operating activities	181,271	79,842	63,204

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(9,391)
Property and equipment investments	(4,919)	(13,141)	(9,601)
Proceeds from disposition of assets	5,904	4,071	822

Net cash provided by (used in) investing activities	985	(9,070)	(18,170)

Cash flows from financing activities:
Proceeds from stock options exercised	434	496	1,913
Excess tax benefits from share-based compensation arrangements	81	20	891
Net decrease in revolving credit facility	(27,535)	(53,927)	(138,388)
Proceeds from new mortgage	—	—	295,000
Debt financing costs	(217)	—	(6,703)
Retirement of old mortgage	—	—	(165,000)
Prepayment fees associated with old mortgage	—	—	(2,475)
Principal payments on new mortgage	(6,130)	—	—
Prepayment fees associated with principal payments on new mortgage	(1,868)	—	—
Decrease in bank overdrafts	(12,437)	(13,089)	(12,151)
Common dividends paid	—	(15,591)	(15,400)
Other	10	36	1

Net cash used in financing activities	(47,662)	(82,055)	(42,312)

Increase (decrease) in cash and cash equivalents	134,594	(11,283)	2,722
Cash and cash equivalents balance, beginning of period	15,759	27,042	24,320

Cash and cash equivalents balance, end of period	$150,353	$15,759	$27,042

Supplemental Cash Flow Information
Net income tax refunds (income taxes paid) during the period	$22,762	$(991)	$(21,467)

Interest paid during the period	$36,854	$40,037	$42,636

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-In-	Comprehensive	Retained
BlueLinx Holdings Inc.	Shares	Amount	Capital	Income (Loss)	Earnings	Totals
	(In thousands)

Balance, December 31, 2005	30,251	$303	$132,346	$1,023	$50,180	$183,852
Net income	—	—	—	—	15,832	15,832
Foreign currency translation adjustment, net of tax	—	—	—	(58)	—	(58)
Unrealized net gain from pension plan, net of tax	—	—	—	983	—	983
Unrealized loss from cash flow hedge, net of tax	—	—	—	(1,536)	—	(1,536)
Proceeds from stock options exercised	512	5	1,908	—	—	1,913
Issuance of restricted stock	147	1	—	—	—	1
Excess tax benefits from share-based compensation arrangements	—	—	891	—	—	891
Compensation related to share-based grants	—	—	2,921	—	—	2,921
Common dividends paid	—	—	—	—	(15,400)	(15,400)

Balance, December 30, 2006	30,910	$309	$138,066	$412	$50,612	$189,399
Net loss	—	—	—	—	(27,945)	(27,945)
Foreign currency translation adjustment, net of tax	—	—	—	1,912	—	1,912
Unrealized net gain from pension plan, net of tax	—	—	—	5,856	—	5,856
Unrealized loss from cash flow hedge, net of tax	—	—	—	(2,754)	—	(2,754)
Unrealized loss from adoption of FIN 48, net of tax	—	—	—	—	(72)	(72)
Proceeds from stock options exercised	132	1	495	—	—	496
Issuance of restricted stock	182	2	—	—	—	2
Excess tax benefits from share-based compensation arrangements	—	—	20	—	—	20
Compensation related to share-based grants	—	—	3,500	—	—	3,500
Common dividends paid	—	—	—	—	(15,591)	(15,591)

Balance, December 29, 2007	31,224	$312	$142,081	$5,426	$7,004	$154,823
Net loss	—	—	—	—	(31,703)	(31,703)
Foreign currency translation adjustment, net of tax	—	—	—	(2,598)	—	(2,598)
Unrealized net loss from pension plan, net of tax	—	—	—	(15,997)	—	(15,997)
Unrealized loss from cash flow hedge, net of tax	—	—	—	(3,751)	—	(3,751)
Proceeds from stock options exercised	116	1	433	—	—	434
Issuance of restricted stock	1,022	10	—	—	—	10
Excess tax benefits from share-based compensation arrangements	—	—	81	—	—	81
Excess tax deficiencies from share-based compensation arrangements	—	—	(1,061)	—	—	(1,061)
Compensation related to share-based grants	—	—	2,614	—	—	2,614

Balance, January 3, 2009	32,362	$323	$144,148	$(16,920)	$(24,699)	$102,852

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Background

Basis of Presentation

BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation (BlueLinx Holdings Inc. and its subsidiaries are collectively referred to as “BlueLinx” or the “Company”), is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of January 3, 2009, we distributed more than 10,000 products to approximately 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses. The Consolidated Financial Statements include the accounts of us and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal 2008 contained 53 weeks, fiscal 2007 and fiscal 2006 each contained 52 weeks.

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

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Dollars in millions)

Sales by category
Structural products	$1,422	$2,098	$2,788
Specialty products	1,412	1,802	2,197
Unallocated allowances and adjustments	(54)	(66)	(86)

Total sales	$2,780	$3,834	$4,899

Suppliers

As of January 3, 2009, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts and freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, and consigned inventory.

Purchases of products manufactured by Georgia-Pacific Corporation (“Georgia-Pacific”) accounted for approximately 21% and approximately 25% of total purchases in fiscal 2008 and fiscal 2007, respectively, with no other supplier accounting for more than 5% of our fiscal 2008 purchases. On May 7, 2004, we entered into a Master Purchase, Supply & Distribution Agreement with Georgia-Pacific (“the Supply Agreement”). The Supply Agreement details distribution rights by product categories, including exclusivity rights and minimum supply volume commitments from Georgia-Pacific with respect to certain products. This agreement also details our purchase obligations by product categories, including minimum purchase volume commitments with respect to certain of the products supplied to us. Based on 2008 average market prices, our purchase obligation under the Supply Agreement is approximately $32 million for the next two years. If we fail or refuse to purchase any products that we are obligated to purchase pursuant to the Supply Agreement, Georgia-Pacific has the right to sell products to third parties and for certain products terminate our exclusivity, and we may be required to pay monetary penalties.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 6, 2008, Georgia-Pacific notified us of its intent to terminate this supply agreement, effective May 7, 2010. On February 12, 2009, Georgia-Pacific and BlueLinx entered into a new three-year agreement governing the purchase and sale of engineered lumber products between the two parties. Georgia-Pacific and BlueLinx are currently in discussions regarding new agreements which would govern the purchase, supply and distribution arrangements between the two parties after May 7, 2010 for products other than engineered lumber. Georgia-Pacific and BlueLinx are continuing to work together pursuant to the terms of the existing Supply Agreement for the purchase and sale of products not covered by the new engineered lumber agreement.

Business Combinations

We account for business combinations in accordance with the provisions of Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) , which results in a new valuation of the assets and liabilities acquired based upon the fair values on the date of the purchase.

On August 4, 2006, we completed the acquisition of Texas-based hardwood lumber distribution company, Austin Hardwoods, Ltd. The acquisition of Austin Hardwoods was accounted for using the purchase method of accounting, and the assets acquired and liabilities assumed were accounted for based on their fair market values at the date of consummation. The acquisition was not significant to our Consolidated Financial Statements.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased.

Restricted Cash

We had restricted cash of $25.5 million and $12.9 million at January 3, 2009 and December 29, 2007, respectively. Restricted cash primarily includes amounts held in escrow related to our interest rate swap (see Note 8) and mortgage (see Note 9). Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

Concentrations of Credit Risk

Our accounts receivable are principally from customers in the building products industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable, however, is limited due to the large number of customers comprising our customer base.

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At January 3, 2009 and December 29, 2007, these reserves totaled $10.1 million and $10.5 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant for fiscal 2008, fiscal 2007 and fiscal 2006.

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

All product sales are recorded at gross in accordance with the guidance outlined by Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) and in accordance with standard industry practice. The key indicators used to determine this are as follows:

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

Shipping and Handling

Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in “Selling, general, and administrative” expenses were $119 million, $137 million, and $143 million for fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses of $2.5 million, $6.5 million, and $10.7 million were included in “Selling, general and administrative expenses” for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Earnings per Common Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and restricted stock using the treasury stock method.

We have excluded stock options to purchase 1,038,515 shares, 1,490,295 shares and 1,374,942 shares for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, because they were anti-dilutive. In addition, we have excluded 1,493,594, 555,559 and 147,412 restricted stock and performance share awards for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, because they were anti-dilutive.

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

Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At January 3, 2009 and December 29, 2007, the lower of cost or market reserve totaled $3.4 million and $0.02 million, respectively.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes inventory that has turn days in excess of 270 days, excluding new items during their product launch, or discontinued items. At January 3, 2009 and December 29, 2007, our damaged, excess and obsolete inventory reserves totaled $4.0 million and $4.4 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant for fiscal 2008, fiscal 2007 and fiscal 2006.

Property and Equipment

Property and equipment are recorded at cost. Lease obligations for which we assume or retain substantially all the property rights and risks of ownership are capitalized. Replacements of major units of property are capitalized and the replaced properties are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 2 to 18 years for land improvements, 5 to 40 years for buildings, and 3 to 7 years for machinery and equipment, which includes mobile equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income. Depreciation expense totaled $18.0 million for fiscal 2008 and fiscal 2007 and $17.0 million for fiscal 2006.

During fiscal 2008, we classified, as held for sale, certain real properties where the Company had ceased operations. As of January 3, 2009, we had $3.0 million of fixed assets held for sale for which fair market value exceeds net book value.

During fiscal 2008 and fiscal 2007, we capitalized $1.9 million and $3.9 million of costs, respectively, for internally developed software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). As of January 3, 2009 and December 29, 2007, the total amount capitalized for internally developed software was $5.8 million and $3.9 million, respectively. Accumulated depreciation related to internally developed software totaled $1.0 million at January 3, 2009. For fiscal 2007, there was no depreciation recorded for these assets as these assets were not placed in service.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. Our fair value estimate for fixed assets and intangible long-lived assets are considered to be level 3 measurements in the fair value hierarchy as defined in Note 10. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Our judgment regarding the existence of impairment indicators is based on market and operational performance. During fiscal 2008, we recorded a non-cash impairment charge of $0.4 million ($0.2 million after tax) to reduce the carrying value of certain long-lived assets to fair value. These costs were included in “Selling, general and administrative” expense in the Consolidated Statement of Operations. There were no adjustments to earnings resulting from the impairment of long-lived assets for fiscal 2007 or fiscal 2006.

Intangible Assets with Definite Useful Lives

Our intangible assets with definite useful lives are comprised of customer relationships, internally developed software, supply agreements, trade names and non-compete agreements. These assets each totaled $8.2 million, $4.1 million, $5.3 million, $0.3 million and $0.2 million, respectively. These assets estimated useful lives are 6.0 years, 3.0 years, 6.0 years, 1.0 year and 3.3 years, respectively. Amortization expense for intangible assets was $2.5 million, $3.0 million and $3.7 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Accumulated amortization totaled $14.6 million at January 3, 2009, which included accumulated amortization for customer relationships, internally developed software, supply agreements, trade names, and non-compete agreements of $6.2 million, $4.1 million, $4.1 million, $0.3 million, and $0.2 million, respectively. At December 2007, accumulated amortization totaled $12.4 million, which included accumulated amortization for customer relationships, internally developed software, supply agreements, trade names and non-compete agreements of $4.7 million, $4.1 million, $3.2 million, $0.3 million, and $0.1 million, respectively.

Estimated amortization expense for each of the five succeeding years is as follows:

(In thousands)

For fiscal 2009	$2,291
For fiscal 2010	$920
For fiscal 2011	$204
For fiscal 2012	$119
For fiscal 2013	$—

Intangible Assets with Indefinite Useful Lives

The acquisition of Austin Hardwoods resulted in goodwill in the amount of $0.7 million. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level annually, or

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more often if an event or circumstance indicates that an impairment loss may have been incurred. To test for impairment, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. This second test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

In accordance with SFAS 142, we conducted impairment testing on our goodwill as of our November month-end testing date. We used the discounted estimated future cash flows methodology to determine the fair value of Austin Hardwoods (i.e. the reporting unit). Assumptions critical to our fair value estimates were: (i) the present value factors used in determining the fair value of the reporting unit and (ii) projected sales growth rates used in the reporting unit model. These and other assumptions are impacted by economic conditions and expectations of management. Our fair value estimate for long-lived assets are considered to be a level 3 measurement in the fair value hierarchy as defined in Note 10. We estimated that the implied value of our goodwill is less than the carrying value by approximately $0.7 million, which we have recognized as an impairment of goodwill included in “Selling, general, and administrative” expense in the accompanying Consolidated Statement of Operations for fiscal year ended January 3, 2009.

Restructuring Charges

During fiscal 2008 and fiscal 2007, we vacated leased office space. We accounted for these transactions in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires that a liability be recognized for a cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. During fiscal 2008, we recorded $4.4 million of expense related to exited facilities of which $2.4 million was related to a change in estimate associated with one of our exited facilities. These costs were included in “Selling, general and administrative” expense in the Consolidated Statement of Operations and in “Other current liabilities”, and in “Other non-current liabilities” on the Consolidated Balance Sheet at January 3, 2009 and December 29, 2007.

Additionally, during fiscal 2008 and fiscal 2007, we recorded severance and outplacement costs totaling $5.2 million and $5.6 million, respectively, based on the terms of our existing severance plan. These charges were included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and in “Accrued Compensation” on the Consolidated Balance Sheets at January 3, 2009 and December 29, 2007.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the restructuring activity and liability balances:

	Exit	Severance
	Costs	Costs	Total
	(In thousands)

Balance at December 29, 2007	$11,326	$1,408	$12,734
Charges	4,441	5,235	9,676
Payments	(2,438)	(6,131)	(8,569)
Accretion of liability	804	—	804

Balance at January 3, 2009	$14,133	$512	$14,645

Compensated Absences

We accrue for the costs of compensated absences to the extent that the employee’s right to receive payment relates to service already rendered, the obligation vests or accumulates, payment is probable and the amount can be reasonably estimated.

Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123R, “Shared-Based Payment” (“SFAS 123R”), we recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. All compensation expense related to our share-based payment awards is recorded in “Selling, general, and administrative” expense in the Consolidated Statement of Operations.

Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of January 3, 2009, there was $1.7 million, $3.7 million, $0.1 million and $0.7 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares is expected to be recognized over a period of 2.1 years, 2.0 years, 1.0 years and 2.0 years, respectively. As of December 29, 2007 there was $3.2 million, $2.1 million $0.4 million and $0.4 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares was expected to be recognized over a period of 3.0 years, 2.7 years, 2.3 years and 2.0 years, respectively.

For fiscal 2008, fiscal 2007 and fiscal 2006, our total stock-based compensation expense was $2.6 million, $3.6 million, and $3.1 million, respectively. We also recognized related income tax benefits of $0.7 million, $1.4 million and $1.2 million, respectively.

Shareholders’ Equity

During the fourth quarter of fiscal 2008, our Board of Directors authorized the Company to repurchase up to $10.0 million of our common stock over the next two years. Under the terms of the repurchase program, we may repurchase shares in open market purchases or through privately negotiated transactions. We will use cash on hand to fund repurchases of our common stock.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Deferred income taxes are provided using the liability method under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income.

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, tax planning strategies, our forecast of future taxable income and the existence of an excess of appreciated assets over the tax basis of our net assets in amounts sufficient to realize our deferred tax assets. In estimating future taxable income, we develop assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income. During fiscal 2008, we recorded a $1.4 million valuation allowance primarily related to state deferred tax assets, of which $1.2 million reduced the benefit from income taxes.

We have recorded deferred income tax assets of $36.8 million and $21.9 million at January 3, 2009 and December 29, 2007, reflecting the benefit of $94.6 million and $56.0 million of deductible temporary differences, respectively. Realization is dependent on generating sufficient taxable income in future years.

In fiscal 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a discussion of whether to file or not to file a return in a particular jurisdiction). The cumulative effect of applying FIN 48 was reported as an adjustment to the opening balance of retained earnings for fiscal 2007. Adoption of FIN 48 on December 31, 2006, the first day of our 2007 fiscal year, did not have a material effect on our consolidated financial position or results of operations.

Foreign Currency Translation

The functional currency for our Canadian operations is the Canadian dollar. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in shareholders’ equity. Foreign currency transaction gains and losses are reflected in the accompanying financial statements. Accumulated other comprehensive (loss) income at January 3, 2009 and December 29, 2007 included the gain from foreign currency translation (net of tax) of $0.3 million and $2.9 million, respectively.

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

Through January 3, 2009, the hedge was highly effective in offsetting changes in expected cash flows as the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge are reflected in current period earnings. These amounts were immaterial during fiscal 2008, fiscal 2007 and fiscal 2006.

At January 3, 2009 and December 29, 2007, the fair value of the interest rate swap was a liability of $13.2 million and $7.1 million, respectively. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheet. At January 3, 2009, we had approximately $13.2 million of cash collateral held related to the interest rate swap liability. Accumulated other comprehensive (loss) income at January 3, 2009 and December 29, 2007 included the net loss on the cash flow hedge (net of tax) of $8.0 million and $4.3 million, respectively, which reflects the cumulative amount of comprehensive loss recognized in connection with the change in fair value of the swap.

During January 2009, we reduced our borrowings under the revolving credit facility by $60.0 million at which point the hedge became ineffective in offsetting changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt. The repayment of borrowings under the revolving credit facility resulted in a non-cash charge of approximately $5.9 million recorded in interest expense at the payment date. The remaining $8.8 million of other comprehensive loss will be amortized over the remaining 28 month term of the interest rate swap and recorded as interest expense. Approximately $3.9 million will be amortized over the next 12 months and recorded as interest expense. All future changes in the fair value of the interest rate swap during the remaining term of the interest rate swap will be recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.

Financial Instruments

Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. At January 3, 2009, the carrying value and fair value of our mortgage was $289 million and $263 million, respectively.

BlueLinx Holdings Inc.

In BlueLinx Holdings Inc.’s financial statements in Note 15, BlueLinx Holdings Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. BlueLinx Holdings Inc.’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. BlueLinx Holdings Inc.’s financial statements should be read in conjunction with our Consolidated Financial Statements.

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

New Accounting Standards

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of our defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP 132R-1 is effective for us for the year ending January 2, 2010.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” This FSP is effective for us on January 4, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We are still in the process of evaluating the impact FSP 03-6-1 will have on our Consolidated Financial Statements. For additional information about our share-based payment awards, refer to Note 5 of the Notes to Consolidated Financial Statements in our Form 10-K.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for us on January 4, 2009. We do not expect it to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS 133” (“SFAS 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us, on a prospective basis, on January 4, 2009. We are still in the process of evaluating the impact of SFAS 161, but do not expect it to have a material impact on our Consolidated Financial Statements.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us, on a prospective basis, on January 4, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In June 2007, the EITF reached a consensus on Emerging Issues Task Forces Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on non-vested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was effective for us on December 30, 2007. The adoption of EITF 06-11 did not have a material impact on our Consolidated Financial Statements.

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was effective for us on December 30, 2007. We have elected to not adopt the fair value option in measuring certain financial assets and liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance was effective for us on December 30, 2007, and for interim periods within those fiscal years. In February 2008, FASB Staff Position No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) was issued. FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FASB Staff Position No 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”) deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. We applied the guidance contained in FSP 157-3 in determining fair values beginning on September 30, 2008, although it did not have a material impact on our Consolidated Financial Statements.

SFAS 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i.) the present value factors used in determining fair value (ii.) projected LIBOR, and (iii.) the risk of counterparty non-performance risk. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The fair value of the interest rate swap was a liability of $13.2 million and $7.1 million at January 3, 2009 and December 29, 2007, respectively.

The implementation of SFAS 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on our consolidated financial position and results of operations. We have elected the provisions of FSP 157-2; however, we do not expect the implementation of SFAS 157 for non-financial assets and non-financial liabilities to have a material impact on our consolidated financial position and results of operations.

3.	Income Taxes

Our (benefit from) provision for income taxes consists of the following:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(In thousands)

Federal income taxes:
Current	$(12,736)	$(7,420)	$11,902
Deferred	(2,149)	(7,627)	(3,060)
State income taxes:
Current	(973)	(1,106)	1,814
Deferred	(786)	(2,012)	(758)
Foreign income taxes:
Current	210	975	333
Deferred	—	113	118

(Benefit from) provision for income taxes	$(16,434)	$(17,077)	$10,349

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The federal statutory income tax rate was 35%. Our (benefit from) provision for income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(In thousands)
(Benefit from) provision for income taxes computed at the federal statutory tax rate	$(16,893)	$(15,758)	$9,163
State income taxes, net of federal benefit	(1,706)	(1,579)	898
Valuation allowance	1,179	—	—
Other	986	260	288

(Benefit from) provision for income taxes	$(16,434)	$(17,077)	$10,349

Our income before income taxes for our Canadian operations was $0.7 million, $2.5 million and $2.9 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Approximately $2.4 million and $10.2 million of tax benefits were included in other comprehensive (loss) income for fiscal 2008 relating to our interest rate swap (see note 8) and our pension plan (see note 6), respectively. Approximately $4.3 and $6.8 of tax benefits were included in other comprehensive income for fiscal 2007 relating to our interest rate swap (see note 8) and our pension plan (see note 6), respectively. Approximately $1.0 million of tax benefit and $0.6 million of tax expense were included in other comprehensive income for fiscal 2006 relating to our interest rate swap (see note 8) and our pension plan (see note 6), respectively.

The components of our net deferred income tax assets (liabilities) are as follows:

	January 3,	December 29,
	2009	2007
	(In thousands)
Deferred income tax assets:
Inventory reserves	$4,484	$4,301
Compensation-related accruals	4,927	5,370
Accruals and reserves	813	443
Pension	6,616	—
Accounts receivable	3,498	3,489
Restructuring costs	5,506	4,417
Derivatives	5,118	2,743
Benefit from NOL carryovers(1)	5,355	648
Other	525	520

Total gross deferred income tax assets	36,842	21,931
Less: Valuation allowances	(1,362)	—

Total net deferred income tax assets	$35,480	$21,931

Deferred income tax liabilities:
Intangible assets	(1,006)	(1,852)
Property and equipment	(3,374)	(3,594)
Pension	—	(721)
Other	(1,764)	(937)

Total deferred income tax liabilities	(6,144)	(7,104)

Deferred income tax assets, net	$29,336	$14,827

(1)	Our NOL carryovers will expire over 4 to 20 years.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and income tax benefits are provided for temporary differences between amounts recorded for financial reporting and income tax purposes. If, for some reason, the combination of future years income (or loss) combined with the reversal of temporary differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.

In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, tax planning strategies, our forecast of future taxable income and the existence of an excess of appreciated assets over the tax basis of our net assets in amounts sufficient to realize our deferred tax assets. In estimating future taxable income, we develop assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income. During fiscal 2008, we recorded a $1.4 million valuation allowance primarily related to state deferred tax assets, of which $1.2 million reduced the benefit from income taxes.

We have recorded deferred income tax assets of $36.8 million and $21.9 million at January 3, 2009 and December 29, 2007, reflecting the benefit of $94.6 million and $56.0 million of deductible temporary differences, respectively. Realization is dependent on generating sufficient taxable income in future years.

On December 31, 2006, we adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, we recognized an increase of $0.1 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the December 31, 2006 balance of retained earnings.

The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands)

Balance at December 31, 2006	$111
Increases related to current year tax positions	57
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	—
Settlements	(18)

Balance at December 29, 2007	$150
Increases related to current year tax positions	63
Additions for tax positions in prior years	48
Reductions for tax positions in prior years	—
Settlements	—

Balance at January 3, 2009	$261

Included in the unrecognized tax benefits of $0.3 million at January 3, 2009 was $0.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued a nominal amount of interest and penalties related to these unrecognized tax benefits during 2008, and this amount is reported in the interest expense line of the financial statements. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2008 tax years generally remain subject to examination by federal and most state and foreign tax authorities.

4.	Receivables

We have a diversified customer base concentrated in the building products business. Credit risk is monitored and provisions for expected losses are provided as determined necessary by management. We generally do not require collateral.

The following reflects our activity in receivables related reserve accounts:

	Beginning		Expense/	Write offs and	Ending
	Balance	Acquisitions	(Income)	Other, Net	Balance
	(In thousands)

Fiscal 2006
Allowance for doubtful accounts and related reserves	$10,945	$45	$556	$(3,810)	$7,736
Fiscal 2007
Allowance for doubtful accounts and related reserves	$7,736	$—	$6,975	$(4,175)	$10,536
Fiscal 2008
Allowance for doubtful accounts and related reserves	$10,536	$—	$5,764	$(6,186)	$10,114

5.	Stock-Based Compensation

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

Unless otherwise determined by the administrator or as set forth in an award agreement, upon a “Liquidity Event,” all unvested awards will become immediately exercisable and the administrator may determine the treatment of all vested awards at the time of the Liquidity Event. A “Liquidity Event” is defined as (1) an event in which any person who is not an affiliate of the Company becomes the beneficial owner, directly or indirectly, of fifty percent or more of the combined voting power of our then outstanding securities or (2) the sale, transfer or other disposition of all or substantially all of our business, whether by sale of assets, merger or otherwise, to a person other than Cerberus.

On May 12, 2006 our shareholders approved the 2006 Plan. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 18, 2008, the Compensation Committee granted certain equity awards to H. Douglas Goforth in connection with his agreement to serve as our Chief Financial Officer. Pursuant to the terms of the employment agreement with Mr. Goforth, he received 60,000 restricted shares of our common stock on February 18, 2008 as part of his incentive package to join the Company. The shares were issued pursuant to the 2004 Plan. The shares vest over a three-year period, but if Mr. Goforth’s employment is terminated without cause or if he resigns for good reason within the first three years, these 60,000 shares will immediately vest. Additionally, Mr. Goforth was issued 40,000 shares of restricted stock and 42,000 performance shares subject to similar time and performance based vesting criteria as was established by the Committee for similar executive level grants issued to Company executives on January 8, 2008 as described above.

On March 10, 2008, the Compensation Committee granted certain equity awards to Howard S. Cohen in connection with his agreement to serve as our Interim Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Cohen received options to purchase 750,000 shares of our common stock and a restricted stock award of 500,000 restricted shares of the Company. Mr. Cohen received an additional 250,000 restricted shares of the Company’s common stock on May 21, 2008. All of the stock options and restricted stock awards issued to Mr. Cohen will vest in three equal annual installments beginning on March 10, 2009. The exercise price of the options is $4.66 per share based upon the closing price of the Company’s common stock on the New York Stock Exchange on the date preceding the date of the grant.

At our annual meeting of stockholders on May 21, 2008, our stockholders approved an amendment to the 2006 Plan which increases the maximum number of shares of common stock we may issue under the 2006 Plan by 1,500,000 shares from 1,700,000 shares to 3,200,000 shares. The purpose of this amendment was to assure that we can continue to grant equity awards at levels determined appropriate by the Board.

On January 13, 2009, the Compensation Committee granted 651,150 restricted shares of our common stock to certain of our officers.

Under SFAS 123R, we recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statement of Operations.

Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of January 3, 2009, there was $1.7 million, $3.7 million, $0.1 million and $0.7 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares is expected to be recognized over a period of 2.1 years, 2.0 years, 1.0 years and 2.0 years, respectively.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 29, 2007 there was $3.2 million, $2.1 million $0.4 million and $0.4 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares was expected to be recognized over a period of 3.0 years, 2.7 years, 2.3 years and 2.0 years, respectively.

For fiscal 2008, fiscal 2007 and fiscal 2006, our total stock-based compensation expense was $2.6 million, $3.6 million, and $3.1 million, respectively. We also recognized related income tax benefits of $0.7 million, $1.4 million and $1.2 million, respectively.

The total fair value of the options vested in fiscal 2008, fiscal 2007 and fiscal 2006 was $0.8 million, $2.3 million and $2.0 million, respectively. For restricted stock, the total fair value vested in fiscal 2008 was $0.8 million. In fiscal 2007 and fiscal 2006, there were no shares of restricted stock that vested.

Cash proceeds from the exercise of stock options totaled for fiscal 2008, fiscal 2007, and fiscal 2006 totaled $0.4 million, $0.5 million, and $1.9 million, respectively. In addition, SFAS No. 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow upon adoption. For fiscal 2008, fiscal 2007, and fiscal 2006, we included $0.08 million, $0.02 million, and $0.9 million, respectively, of excess tax benefits in cash flows from financing activities

The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of time-based options and performance-based options granted during fiscal 2008:

	Time-Based	Performance-Based	Performance-Based
	Options(1)	Options(2)	Options(3)

Risk free interest rate	2.70%	2.62%	2.11%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	6 years	4 years	1 year
Expected volatility	48%	48%	48%
Weighted average fair value	$2.27	$0.67	$1.31

(1)	Exercise price equaled the market price at date of grant.

(2)	Exercise price exceeded the market price at date of grant.

(3)	Exercise price was less than the market price at date of grant (the date the performance criteria were established is considered the grant date for accounting purposes).

Performance-based options include options for which the financial target has been set by the Board of Directors, or a committee thereof. On February 19, 2008, the compensation committee set the financial target for 48,856 options subject to vesting criteria in 2007.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of time-based options and performance-based options granted during fiscal 2007:

	Time-Based	Time-Based	Performance-Based
	Options(1)	Options(2)	Options(3)

Risk free interest rate	4.78%	4.81%	5.09%
Expected dividend yield	4.46%	4.52%	4.52%
Expected life	7 years	5 years	1 year
Expected volatility	45%	45%	45%
Weighted average fair value	$3.77	$2.83	$6.97

(1)	Exercise price equaled market price at date of grant.

(2)	Exercise price exceeded the market price at date of grant.

(3)	Exercise price was less than the market price at date of grant (the date the performance criteria were established is considered the grant date for accounting purposes).

Performance-based options include options for which the financial target has been set by the board of directors, or a committee thereof. On February 14, 2007, the compensation committee set the financial target for 60,375 options subject to vesting criteria in 2007.

The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of options granted during fiscal 2006:

	Time-Based	Time-Based	Performance-Based
	Options(1)	Options(2)	Options(3)

Risk free interest rate	4.73%	4.36%	4.60%
Expected dividend yield	3.85%	4.43%	3.19%
Expected life	7 years	7 years	1 year
Expected volatility	50%	50%	50%
Weighted average fair value	$5.12	$3.69	$11.48

(1)	Exercise price equaled market price at date of grant.

(2)	Exercise price exceeded market price at date of grant.

(3)	Exercise price was less than the market price at date of grant (the date the performance criteria were established is considered the grant date for accounting purposes).

Performance-based options include options for which the financial target has been set by the board of directors, or a committee thereof. On February 1, 2006, the compensation committee set the financial target for 69,300 options subject to vesting criteria in 2006.

In determining the expected life, we followed a simplified method based on the vesting term and contractual term as permitted under SEC Staff Accounting Bulletin No. 107.

The range of risk-free rates for fiscal 2008, fiscal 2007 and fiscal 2006 was from 2.11% to 2.70%, 4.78% to 5.10% and 4.34% to 5.05%, respectively.

The expected volatility is based on the historical volatility of our common stock.

The table below includes certain additional information related to our outstanding employee stock options for the three years ended January 3, 2009.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at December 31, 2005	1,695,682	$8.23
Options granted	672,242	$12.19
Options exercised	(508,845)	$3.75
Options forfeited	(141,548)	$3.90

Options outstanding at December 30, 2006	1,717,531	$11.47
Options granted	160,375	$8.58
Options exercised	(132,230)	$3.75
Options forfeited	(184,053)	$11.16
Options expired	(71,328)	$3.75

Options outstanding at December 29, 2007	1,490,295	$12.24
Options granted	798,884	$4.64
Options exercised	(113,138)	$3.75
Options forfeited	(693,815)	$12.50
Options expired	(443,711)	$13.07

Options outstanding at January 3, 2009	1,038,515	$6.78

Options exercisable at January 3, 2009	201,121	$11.63

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Price Range	Options	Price	(in Years)	Options	Price

$3.75-$4.66	784,531	$4.62	8.81	34,531	$3.75
$10.29-$15.10	253,984	$13.49	7.23	166,590	$13.28

	1,038,515			201,121

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize activity for our performance shares, restricted stock awards and restricted stock unit awards during fiscal 2008, fiscal 2007, and fiscal 2006:

					Restricted
	Performance Shares		Restricted Stock		Stock Units
		Weighted		Weighted
	Number of	Average	Number of	Average	Number of
	Awards	Fair Value	Awards	Fair Value	Awards(1)

Outstanding at December 31, 2005	—	$—	—	$—	—
Granted	—	—	148,912	13.99	124,200
Vested	—	—	—	—	—
Forfeited	—	—	(1,500)	14.01	(4,950)

Outstanding at December 30, 2006	—	—	147,412	13.99	119,250
Granted	245,025	10.46	218,063	10.50	99,325
Vested	—	—	—	—	—
Forfeited	(20,306)	10.46	(34,635)	12.18	(30,450)

Outstanding at December 29, 2007	224,719	$10.46	330,840	$11.89	188,125
Granted	834,071	3.73	1,396,609	4.36	—
Vested	—	—	(166,604)	5.05	—
Forfeited	(766,484)	5.69	(359,557)	6.81	(23,425)

Outstanding at January 3, 2009	292,306	$3.79	1,201,288	$5.62	164,700

(1)	As these awards will be settled in cash, the fair value of the restricted stock units will be marked-to-market each reporting period through the date of settlement. On January 3, 2009, the fair value of these awards was based on the closing price of our common stock of $2.51.

At January 3, 2009, the aggregate intrinsic value of stock-based awards outstanding and options exercisable was $4.2 million and $0, respectively (the intrinsic value of a stock-based award is the amount by which the market value of the underlying award exceeds the exercise price of the award). The intrinsic value of stock options exercised during fiscal 2008, fiscal 2007 and fiscal 2006 was $0.1 million, $0.8 million and $5.2 million, respectively.

6.	Employee Benefits

Defined Benefit Pension Plans

Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We made a $7.5 million discretionary contribution to the hourly pension plan in fiscal 2008. We do not expect to make any contributions in fiscal 2009. Contributions to multiemployer plans are generally based on negotiated labor contracts. We contributed $1.1 million, $1.4 million and $1.6 million to union administered multiemployer pension plans for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to years of service. The following tables set forth the change in projected benefit obligation and the change in plan assets for the hourly pension plan:

	Fiscal Year Ended	Fiscal Year Ended
	January 3,	December 29,
	2009	2007
	(In thousands)

Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$70,471	$71,875
Service cost	2,245	2,506
Interest cost	4,435	4,216
Actuarial (gain) loss	71	(5,203)
Curtailment	(913)	—
Benefits paid	(4,294)	(2,923)

Projected benefit obligation at end of period	72,015	70,471

Change in plan assets:
Fair value of assets at beginning of period	$72,318	$65,426
Actual return on plan assets	(20,475)	9,815
Employer contributions	7,500	—
Benefits paid	(4,294)	(2,923)

Fair value of assets at end of period	55,049	72,318

Funded (Unfunded) Status of Plan	$(16,966)	$1,847

On December 30, 2006, we adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive (loss) income, net of tax. On January 3, 2009, we adopted the measurement date provisions of SFAS 158, which requires us to measure plan assets and benefit obligations as of our fiscal year-end dates. As of January 3, 2009, the net unfunded status of our benefit plan was $17.0 million and was included in “Other non-current liabilities” on our Consolidated Balance Sheet. As of December 29, 2007, the net funded status of our benefit plan was $1.8 million and was included in “Other assets” on our Consolidated Balance Sheet. The net adjustment to other comprehensive income (loss) for fiscal 2008 and fiscal 2007 was $26.0 million loss ($15.9 million loss net of tax) and $9.6 million gain ($5.9 million gain net of tax), respectively, which represents the net unrecognized actuarial gain (loss) and unrecognized

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior service cost. The effects of adopting the provisions of SFAS 158 on our Consolidated Balance Sheets at January 3, 2009 and December 29, 2007, are presented in the following table.

The funded status and the amounts recognized on our Consolidated Balance Sheets for the hourly pension plan are set forth in the following table:

	January 3,	December 29,
	2009	2007
	(In thousands)

Funded status	$(16,966)	$1,847
Unrecognized prior service cost	4	21
Unrecognized actuarial loss (gain)	14,772	(11,228)

Net amount recognized	$(2,190)	$(9,360)

Amounts recognized on the balance sheet consist of:
Accrued pension (liability) asset	(16,966)	1,847
Accumulated other comprehensive (loss) income (pre-tax)	14,776	(11,207)

Net amount recognized	$(2,190)	$(9,360)

The portions of the prior service cost and estimated net loss for the hourly pension plan that are expected to be amortized from Accumulated Other Comprehensive (Loss) Income into net periodic cost over the next fiscal year are $0 and $0.7 million, respectively.

The accumulated benefit obligation for the hourly pension plan was $69.6 million and $68.9 million at January 3, 2009 and December 29, 2007, respectively.

Net periodic pension cost for our pension plans included the following:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(In thousands)

Service cost	$2,245	$2,506	$2,689
Interest cost on projected benefit obligation	4,435	4,216	4,045
Expected return on plan assets	(6,002)	(5,424)	(5,200)
Amortization of unrecognized gain	(365)	—	—
Amortization of unrecognized prior service cost	2	1	2

Net periodic pension cost	$315	$1,299	$1,536

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	January 3,	December 29,
	2009	2007

Projected benefit obligation:
Discount rate	6.42%	6.45%
Average rate of increase in future compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%
Net periodic pension cost
Discount rate	6.45%	6.00%
Average rate of increase in future compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%

Our percentage of fair value of total assets by asset category as of our measurement date are as follows:

	January 3,	September 27,
Asset Category	2009	2008(2)

Equity securities — domestic	52%	61%
Equity securities — international	13%	16%
Fixed income	21%	23%
Other(1)	14%	—

Total	100%	100%

(1)	Other represents cash contributed on January 2, 2009.

(2)	For fiscal 2007, our measurement date fell on the last day of the third quarter.

Investment policy and strategy

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments will be to maximize the long-term real growth of fund assets, while the role of fixed income investments will be to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We will review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary. Target allocations for 2009 are 60% domestic and 15% international equity investments, and 25% fixed income investments.

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Equity securities are expected to return 9% to 10% over the long-term, while debt securities are expected to return between 5% and 6%.

Our estimated future benefit payments reflecting expected future service are as follows:

Fiscal Year Ending	(In thousands)

January 2, 2010	$3,503
January 1, 2011	3,684
December 31, 2011	3,910
December 29, 2012	4,118
December 28, 2013	4,477
January 3, 2015 — December 29, 2018	$26,871

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

Our employees also participate in several defined contribution plans. Contributions to the plans are based on employee contributions and compensation. Contributions to these plans totaled $4.1 million, $5.1 million and $6.3 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Beginning in fiscal 2009, we suspended the Company matching contributions to our defined contribution plans as part of our cost reduction initiatives.

7.	Inventory Reserve Accounts

The following reflects our activity for inventory reserve accounts:

	Beginning			Write-offs and	Ending
	Balance	Acquisitions	Expense	Other, net	Balance
	(In thousands)

Fiscal 2006
Obsolescence/damaged inventory reserve	$2,725	$24	$2,827	$(514)	$5,062
Lower of cost or market reserve	$—	$—	$117	$(117)	$—
Fiscal 2007
Obsolescence/damaged inventory reserve	$5,062	$—	$1,570	$(2,268)	$4,364
Lower of cost or market reserve	$—	$—	$125	$(104)	$21
Fiscal 2008
Obsolescence/damaged inventory reserve	$4,364	$—	$1,892	$(2,225)	$4,031
Lower of cost or market reserve	$21	$—	$3,400	$(21)	$3,400

8.	Revolving Credit Facility

On May 7, 2004, we entered into a revolving credit facility. The revolving credit facility, as amended, has a revolving loan limit of $800 million and matures on May 7, 2011. Advances under the revolving credit facility are made as prime rate loans or LIBOR loans at our election. The revolving credit facility loans are secured by a first priority security interest in all inventory and receivables and all other personal property. Our revolving loan limit of $800 million includes a term loan for $6 million used to refinance and consolidate certain loans made by the revolving loan lenders to us. Borrowing availability under the revolving credit facility is based on eligible accounts receivable and inventory. As of January 3, 2009, we had outstanding borrowings of $156 million and availability of $192 million under the terms of the revolving credit facility. We classify the lowest projected balance of the credit facility over the next twelve months of $96 million as long term debt.

Interest rates payable upon such advances are based upon the prime rate or LIBOR, depending on the type of loan we choose, plus an applicable margin. The applicable interest rates for prime rate and LIBOR loans are subject to adjustments based on our EBITDA amount as defined in the revolving credit facility agreement. At January 3, 2009, the interest rate prevailing on the revolving credit facility was 3.2%. Under the revolving credit facility, as of January 3, 2009, we paid an unused line fee of 0.25% on the unused portion of the commitment. In fiscal 2006, we incurred $0.4 million of debt financing costs related to the revolving credit facility which are being amortized over the term of the facility.

The revolving credit facility contains customary negative covenants and restrictions for asset based loans, with which we are in compliance. In addition, the revolving credit facility requires, during a period

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commencing on the date on which the amount of excess availability under the revolving credit facility has been less than $40 million for the third consecutive business day and ending on a subsequent date on which the amount of modified adjusted excess availability has been equal to or greater than $40 million for the sixtieth consecutive day, that (i) we meet a monthly fixed charge coverage test, as defined in the revolving credit agreement and (ii) we not incur capital expenditures of more than $20 million in any fiscal year. When measured, we would be required to maintain a fixed charge coverage ratio of 1.1 to 1.0.

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

At January 3, 2009, we had outstanding letters of credit totaling $12.9 million, primarily for the purposes of securing collateral requirements under our casualty insurance programs and for guaranteeing payment of international purchases based on fulfillment of certain conditions.

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

Through January 3, 2009, the hedge was highly effective in offsetting changes in expected cash flows as the critical terms of the interest rate swap generally match the critical terms of the variable rate revolving credit facility. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge are

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected in current period earnings. These amounts were immaterial during fiscal 2008, fiscal 2007 and fiscal 2006.

At January 3, 2009 and December 29, 2007, the fair value of the interest rate swap was a liability of $13.2 million and $7.1 million, respectively. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheet. At January 3, 2009, we had approximately $13.2 million of cash collateral held related to the interest rate swap liability. Accumulated other comprehensive (loss) income at January 3, 2009 and December 29, 2007 included the net loss on the cash flow hedge (net of tax) of $8.0 million and $4.3 million, respectively, which reflects the cumulative amount of comprehensive loss recognized in connection with the change in fair value of the swap.

During January 2009, we reduced our borrowings under the revolving credit facility by $60.0 million at which point the hedge became ineffective in offsetting changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt. The repayment of borrowings under the revolving credit facility resulted in a non-cash charge of approximately $5.9 million recorded in interest expense at the payment date. The remaining $8.8 million of other comprehensive loss will be amortized over the remaining 28 month term of the interest rate swap and recorded as interest expense. Approximately $3.9 million will be amortized over the next 12 months and recorded as interest expense. All future changes in the fair value of the interest rate swap during the remaining term of the interest rate swap will be recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.

9.	Mortgage

On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is now secured by 56 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wachovia Bank, National Association.

Simultaneously with the execution of the mortgage loan, we paid off in full our then-existing $165 million mortgage loan agreement with Column Financial, Inc. dated as of October 26, 2004. In connection with the termination of the existing mortgage loan, we incurred charges of $4.9 million during the second quarter of fiscal 2006, which includes unamortized debt financing costs of $3.2 million.

During fiscal 2008, we sold certain real properties that ceased operations and were closed during the second quarter of fiscal 2008. As a result of the sale of one of these properties, we reduced our mortgage loan by $6.1 million and incurred a mortgage prepayment penalty of $1.9 million recorded in “Interest expense” on the Consolidated Statements of Operations. The sale of these properties resulted in a recognized gain of $1.9 million, a note receivable of $6.3 million recorded in “Other non-current assets” and a deferred gain of $6.3 million recorded in “Other non-current liabilities”.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mortgage loan requires interest-only payments through June 2011. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2011	$1,712
2012	3,593
2013	3,885
2014	4,142
2015	4,417
Thereafter	$271,121

10.	Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, FASB Staff Position No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) was issued. FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FASB Staff Position No 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”) deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. We applied the guidance contained in FSP 157-3 in determining fair values beginning on September 30, 2008, although it did not have a material impact on our Consolidated Financial Statements.

SFAS 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies inputs used to measure fair value into the following hierarchy:

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

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i.) the present value factors used in determining fair value (ii.) projected LIBOR, and (iii.) the risk of counterparty non-performance risk. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at January 3, 2009 due to the fact that the interest rate swap was supported by cash collateral. The fair value of the interest rate swap was a liability of $13.2 million and $7.1 million at January 3, 2009 and December 29, 2007, respectively.

The following table presents a reconciliation of the level 3 interest rate swap measured at fair value on a recurring basis as of January 3, 2009.

(In thousands)

Fair value at December 29, 2007	$(7,139)
Unrealized gains (losses) included in earnings	(2)
Accumulated other comprehensive loss	(6,088)
Purchases, sales, and issuances	—
Transfers in (out)	—

Fair value at January 3, 2009	$(13,229)

Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. At January 3, 2009, the carrying value and fair value of our mortgage was $289 million and $263 million, respectively.

The implementation of SFAS 157 for financial assets and financial liabilities, effective December 30, 2007, did not have a material impact on our consolidated financial position and results of operations. We have elected the provisions of FSP 157-2; however, we do not expect the implementation of SFAS 157 for non-financial assets and non-financial liabilities to have a material impact on our consolidated financial position and results of operations.

11.	Related Party Transactions

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

12.	Commitments and Contingencies

Self-Insurance

It our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $1.0 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At January 3, 2009 and December 29, 2007, the self-insurance reserves totaled $8.9 million and $7.3 million, respectively.

Operating Leases

Total rental expense was approximately $9.1 million, $7.8 million and $6.8 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

At January 3, 2009, our total commitments under long-term, non-cancelable operating leases were as follows (in thousands):

2009	$7,854
2010	6,815
2011	5,216
2012	4,534
2013	4,416
Thereafter	22,646

Total	$51,481

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

Collective Bargaining Agreements

Approximately 30% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 20% of our hourly work force will expire within one year.

13.	Comprehensive (Loss) Income

Comprehensive (loss) income is a measure of income which includes both net income and other comprehensive (loss) income. Other comprehensive (loss) income results from items deferred from recognition

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into our income statement. Accumulated other comprehensive (loss) income is separately presented on our balance sheet as part of common shareholders’ equity. Other comprehensive (loss) income was $(22.3) million, $5.0 million and $(0.6) million for fiscal 2008, fiscal 2007, and fiscal 2006, respectively. The accumulated balances for each component of other comprehensive income were as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 3,	December 29,	December 30,
	2009	2007	2006

Foreign currency translation adjustment, net of tax	$279	$2,877	$965
Unrealized net loss from pension plan, net of tax	(9,158)	6,839	983
Unrealized loss from cash flow hedge, net of tax	(8,041)	(4,290)	(1,536)

Accumulated other comprehensive (loss) income	$(16,920)	$5,426	$412

14.	Unaudited Selected Quarterly Financial Data

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	March 29,	March 31,	June 29,	June 30,	September 27,	September 29,	January 3,	December 29,
	2008(a)	2007(b)	2008(c)	2007(d)	2008(e)	2007(f)	2009(g)	2007(h)
	In thousands, except per share amounts)

Net sales	$716,760	$957,114	$834,669	$1,081,990	$726,756	$1,015,888	$501,514	$778,918
Gross profit	77,803	103,755	107,435	119,238	83,249	102,810	46,446	66,143
Net (loss) income	$(10,591)	$(189)	$6,599	$5,434	$(2,594)	$890	$(25,117)	$(34,080)
Basic net (loss) income per share applicable to common shares	$(0.34)	$(0.01)	$0.21	$0.18	$(0.08)	$0.03	$(0.81)	$(1.10)
Diluted net (loss) income per share applicable to common shares	$(0.34)	$(0.01)	$0.21	$0.18	$(0.08)	$0.03	$(0.81)	$(1.10)

(a)	During the three months ended March 29, 2008, basic and diluted weighted average shares were 30,927,815. Total share-based awards of 2,595,279 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(b)	During the three months ended March 31, 2007, basic and diluted weighted average shares were 30,800,483. Total share-based awards of 1,938,830 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(c)	During the three months ended June 29, 2008, basic and diluted weighted average shares were 31,081,674 and 31,312,287, respectively. Total share-based awards of 1,469,296 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(d)	During the three months ended June 30, 2007, basic and diluted weighted average shares were 30,848,349 and 30,994,917, respectively. Total share-based awards of 1,489,842 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(e)	During the three months ended September 27, 2008, basic and diluted weighted average shares were 31,150,522. Total share-based awards of 2,755,105 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(f)	During the three months ended September 29, 2007, basic and diluted weighted average shares were 30,852,572 and 30,951,401, respectively. Total share-based awards of 1,759,161 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(g)	During the three months ended January 3, 2009, basic and diluted weighted average shares were 31,163,973. Total share-based awards of 2,532,209 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	During the three months ended December 29, 2007, basic and diluted weighted average shares were 30,889,802. Total share-based awards of 1,831,522 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

15.	Supplemental Condensed Consolidating Financial Statements

The condensed consolidating financial information as of January 3, 2009 and December 29, 2007 and for fiscal 2008, fiscal 2007 and fiscal 2006 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see Note 8, Revolving Credit Facility, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated/combining financial statements are sixty-three single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 3, 2009 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,779,699	$30,470	$(30,470)	$2,779,699
Cost of sales	—	2,464,766	—	—	2,464,766

Gross profit	—	314,933	30,470	(30,470)	314,933

Operating expenses:
Selling, general and administrative	4,191	329,199	483	(30,470)	303,403
Depreciation and amortization	—	16,180	4,339	—	20,519

Total operating expenses	4,191	345,379	4,822	(30,470)	323,922

Operating (loss) income	(4,191)	(30,446)	25,648	—	(8,989)
Non-operating expenses:
Interest expense	—	16,765	21,782	—	38,547
Other expense (income), net	—	720	(119)	—	601

(Loss) income before (benefit from) provision for income taxes	(4,191)	(47,931)	3,985	—	(48,137)
(Benefit from) provision for income taxes	(1,222)	(16,766)	1,554	—	(16,434)

Equity in loss of subsidiaries	(28,734)	—	—	28,734	—

Net (loss) income	$(31,703)	$(31,165)	$2,431	$28,734	$(31,703)

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended December 29, 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$3,833,910	$30,470	$(30,470)	$3,833,910
Cost of sales	—	3,441,964	—	—	3,441,964

Gross profit	—	391,946	30,470	(30,470)	391,946

Operating expenses:
Selling, general and administrative	1,198	401,528	498	(30,470)	372,754
Depreciation and amortization	—	16,680	4,244	—	20,924

Total operating expenses	1,198	418,208	4,742	(30,470)	393,678

Operating (loss) income	(1,198)	(26,262)	25,728	—	(1,732)
Non-operating expenses:
Interest expense	—	24,091	19,569	—	43,660
Other income, net	—	(111)	(259)	—	(370)

(Loss) income before (benefit from) provision for income taxes	(1,198)	(50,242)	6,418	—	(45,022)
(Benefit from) provision for income taxes	(471)	(19,128)	2,522	—	(17,077)

Equity in loss of subsidiaries	(27,218)	—	—	27,218	—

Net (loss) income	$(27,945)	$(31,114)	$3,896	$27,218	$(27,945)

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended December 30, 2006 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$4,899,383	$25,570	$(25,570)	$4,899,383
Cost of sales	—	4,419,576	—	—	4,419,576

Gross profit	—	479,807	25,570	(25,570)	479,807

Operating expenses:
Selling, general and administrative	1,511	404,723	890	(25,570)	381,554
Depreciation and amortization	—	16,492	4,232	—	20,724

Total operating expenses	1,511	421,215	5,122	(25,570)	402,278

Operating (loss) income	(1,511)	58,592	20,448	—	77,529
Non-operating expenses:
Interest expense	—	29,479	16,685	—	46,164
Charges associated with mortgage refinancing	—	—	4,864	—	4,864
Other expense (income), net	—	413	(93)	—	320

(Loss) income before (benefit from) provision for income taxes	(1,511)	28,700	(1,008)	—	26,181
(Benefit from) provision for income taxes	(604)	11,356	(403)	—	10,349

Equity in income of subsidiaries	16,739	—	—	(16,739)	—

Net income (loss)	$15,832	$17,344	$(605)	$(16,739)	$15,832

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 3, 2009 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash and cash equivalents	$32	$150,259	$62	$—	$150,353
Receivables	—	130,653	—	—	130,653
Inventories	—	189,482	—	—	189,482
Deferred income taxes	290	11,578	—		11,868
Other current assets	371	33,678	3,302	—	37,351
Intercompany receivable	40,146	6,041	—	(46,187)	—

Total current assets	40,839	521,691	3,364	(46,187)	519,707

Property and equipment:
Land and land improvements	—	3,103	50,323	—	53,426
Buildings	—	7,497	88,662	—	96,159
Machinery and equipment	—	70,491	—	—	70,491
Construction in progress	—	2,035	—	—	2,035

Property and equipment, at cost	—	83,126	138,985	—	222,111
Accumulated depreciation	—	(50,150)	(19,186)	—	(69,336)

Property and equipment, net	—	32,976	119,799	—	152,775
Investment in subsidiaries	68,858	—	—	(68,858)	—
Non-current deferred income taxes	—	18,045	—	(577)	17,468
Other non-current assets	—	22,168	20,289	—	42,457

Total assets	$109,697	$594,880	$143,452	$(112,320)	$732,407

Liabilities:
Current liabilities:
Accounts payable	$117	$78,250	$—	$—	78,367
Bank overdrafts	—	24,715	—	—	24,715
Accrued compensation	687	10,865	—	—	11,552
Deferred income taxes	—	—	—	—	—
Current maturities of long-term debt		60,000	—	—	60,000
Other current liabilities	—	20,934	3,612	—	24,546
Intercompany payable	6,041	38,924	1,222	(46,187)	—

Total current liabilities	6,845	233,688	4,834	(46,187)	199,180

Non-current liabilities:
Long-term debt	—	96,000	288,870	—	384,870
Deferred income taxes	—	—	577	(577)	—
Other non-current liabilities	—	39,205	6,300	—	45,505

Total liabilities	6,845	368,893	300,581	(46,764)	629,555

Shareholders’ Equity/Parent’s Investment	102,852	225,987	(157,129)	(68,858)	102,852

Total liabilities and equity	$109,697	$594,880	$143,452	$(115,622)	$732,407

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 29, 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash and cash equivalents	$3	$15,699	$57	$—	$15,759
Receivables	—	263,176	—	—	263,176
Inventories	—	335,887	—	—	335,887
Deferred income taxes	—	12,277	—	(78)	12,199
Other current assets	271	52,960	—	—	53,231
Intercompany receivable	18,103	611	—	(18,714)	—

Total current assets	18,377	680,610	57	(18,792)	680,252

Property and equipment:
Land and land improvements	—	3,000	54,295	—	57,295
Buildings	—	7,390	91,030	—	98,420
Machinery and equipment	—	67,217	—	—	67,217
Construction in progress	—	4,212	—	—	4,212

Property and equipment, at cost	—	81,819	145,325	—	227,144
Accumulated depreciation	—	(39,228)	(15,474)	—	(54,702)

Property and equipment, net	—	42,591	129,851	—	172,442
Investment in subsidiaries	137,155	—	—	(137,155)	—
Non-current deferred income taxes	—	4,327	—	(1,699)	2,628
Other non-current assets	—	22,822	5,292	—	28,114

Total assets	$155,532	$750,350	$135,200	$(157,646)	$883,436

Liabilities:
Current liabilities:
Accounts payable	$20	$164,697	$—	$—	$164,717
Bank overdrafts	—	37,152	—	—	37,152
Accrued compensation	—	10,372	—	—	10,372
Deferred income taxes	78	—	—	(78)	—
Other current liabilities	—	15,145	4,135	—	19,280
Intercompany payable	611	17,632	471	(18,714)	—

Total current liabilities	709	244,998	4,606	(18,792)	231,521

Non-current liabilities:
Long-term debt	—	183,535	295,000	—	478,535
Deferred income taxes	—	—	1,699	(1,699)	—
Other non-current liabilities	—	18,557	—	—	18,557

Total liabilities	709	447,090	301,305	(20,491)	728,613

Shareholders’ Equity/Parent’s Investment	154,823	303,260	(166,105)	(137,155)	154,823

Total liabilities and equity	$155,532	$750,350	$135,200	$(157,646)	$883,436

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 3, 2009 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(31,703)	$(31,165)	$2,431	$28,734	$(31,703)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	16,181	4,338	—	20,519
Amortization of debt issue costs	—	1,839	640	—	2,479
Non-cash vacant property charges	—	4,441	—	—	4,441
Deferred income tax benefit	(368)	(1,445)	(1,122)	—	(2,935)
Prepayment fees associated with principal payments on new mortgage	—	—	1,868	—	1,868
Gain from sale of properties	—	—	(1,936)	—	(1,936)
Share-based compensation	1,482	1,132	—	—	2,614
Excess tax benefits from share-based compensation arrangements	—	(81)	—	—	(81)
Equity in earnings of subsidiaries	28,734	—	—	(28,734)	—
Changes in assets and liabilities:
Receivables	—	132,523	—	—	132,523
Inventories	—	146,405	—	—	146,405
Accounts payable	97	(86,447)	—	—	(86,350)
Changes in other working capital	587	20,577	(724)	—	20,440
Intercompany receivable	(22,043)	(5,430)	—	27,473	—
Intercompany payable	5,430	21,292	751	(27,473)	—
Other	—	(17,749)	(9,264)	—	(27,013)

Net cash (used in) provided by operating activities	(17,784)	202,073	(3,018)	—	181,271

Cash flows from investing activities:
Investment in subsidiaries	17,288	—	—	(17,288)	—
Property and equipment investments	—	(4,919)	—	—	(4,919)
Proceeds from disposition of assets	—	1,211	4,693	—	5,904

Net cash provided by (used in) investing activities	17,789	(3,708)	4,693	(17,289)	985

Cash flows from financing activities:
Net transactions with Parent	—	(23,833)	6,545	17,288	—
Proceeds from stock options exercised	434	—	—	—	434
Excess tax benefits from stock-based compensation arrangements	81	—	—	—	81
Net decrease in revolving credit facility	—	(27,535)	—	—	(27,535)
Debt financing costs	—	—	(217)	—	(217)
Principal payments on new mortgage	—	—	(6,130)	—	(6,130)
Prepayment fees associated with principal payments on new mortgage	—	—	(1,868)	—	(1,868)
Decrease in bank overdrafts	—	(12,437)	—	—	(12,437)
Other	10	—		—	10

Net cash provided by (used in) financing activities	525	(63,805)	(1,670)	17,288	(47,662)

Increase in cash and cash equivalents	29	134,560	5	—	134,594
Balance, beginning of period	3	15,699	57	—	15,759

Balance, end of period	$32	$150,259	$62	$—	$150,353

Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$23,100	$(338)	$—	$22,762

Interest paid during the period	$—	$16,196	$20,658	$—	$36,854

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 29, 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(27,945)	$(31,114)	$3,896	$27,218	$(27,945)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	16,680	4,244	—	20,924
Amortization of debt issue costs	—	1,806	625	—	2,431
Non-cash vacant property charges	—	11,037	—	—	11,037
Deferred income tax benefit	(73)	(8,621)	(832)	—	(9,526)
Gain from insurance settlement	—	(1,698)	—	—	(1,698)
Share-based compensation	—	3,500	—	—	3,500
Excess tax benefits from share-based compensation arrangements	—	(20)	—	—	(20)
Equity in earnings of subsidiaries	27,218	—	—	(27,218)	—
Changes in assets and liabilities:
Receivables	—	44,367	—	—	44,367
Inventories	—	74,799	—	—	74,799
Accounts payable	—	(31,098)	—	—	(31,098)
Changes in other working capital	226	(8,281)	4,350	(2,506)	(6,211)
Intercompany receivable	(17,339)	(611)	—	17,950	—
Intercompany payable	611	17,472	(2,639)	(15,444)	—
Other	—	(685)	(33)	—	(718)

Net cash (used in) provided by operating activities	(17,302)	87,533	9,611	—	79,842

Cash flows from investing activities:
Investment in subsidiaries	32,376	—	—	(32,376)	—
Property and equipment investments	—	(11,424)	(1,717)	—	(13,141)
Proceeds from disposition of assets	—	4,071	—	—	4,071

Net cash provided by (used in) investing activities	32,376	(7,353)	(1,717)	(32,376)	(9,070)

Cash flows from financing activities:
Net transactions with Parent	—	(24,482)	(7,894)	32,376	—
Proceeds from stock options exercised	496	—	—	—	496
Excess tax benefits from stock-based compensation arrangements	20	—	—	—	20
Net decrease in revolving credit facility	—	(53,927)	—	—	(53,927)
Decrease in bank overdrafts	—	(13,089)	—	—	(13,089)
Common dividends paid	(15,591)	—	—	—	(15,591)
Other	2	—	34	—	36

Net cash (used in) provided by financing activities	(15,073)	(91,498)	(7,860)	32,376	(82,055)

Increase (decrease) in cash and cash equivalents	1	(11,318)	34	—	(11,283)
Cash and cash equivalents balance, beginning of period	2	27,017	23	—	27,042

Cash and cash equivalents balance, end of period	$3	$15,699	$57	$—	$15,759

Supplemental cash flow information:
Income taxes paid during the period	$—	$777	$214	$—	$991

Interest paid during the period	$—	$22,658	$17,379	$—	$40,037

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 30, 2006 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$15,832	$17,344	$(605)	$(16,739)	$15,832
Adjustments to reconcile net income (loss) to cash (used in) provided by operations:
Depreciation and amortization	—	16,492	4,232	—	20,724
Amortization of debt issue costs	—	1,892	736	—	2,628
Charges associated with mortgage refinancing	—	—	4,864	—	4,864
Deferred income tax benefit	(240)	(2,769)	(691)	—	(3,700)
Share-based compensation	57	2,864	—	—	2,921
Excess tax benefits from share-based compensation arrangements		(891)	—	—	(891)
Equity in earnings of subsidiaries	(16,739)	—	—	16,739	—
Changes in assets and liabilities:
Receivables	—	94,113	—	—	94,113
Inventories	—	66,504	—	—	66,504
Accounts payable	(35)	(131,559)	—	—	(131,594)
Changes in other working capital	506	(5,326)	(2,575)	2,506	(4,889)
Intercompany receivable	(81)	1,578	—	(1,497)	—
Intercompany payable	(1,578)	160	2,427	(1,009)	—
Other	—	(3,634)	326	—	(3,308)

Net cash (used in) provided by operating activities	(2,278)	56,768	8,714	—	63,204

Cash flows from investing activities:
Investment in subsidiaries	14,862	—	—	(14,862)	—
Acquisitions, net of cash acquired	—	(9,391)	—	—	(9,391)
Property and equipment investments	—	(9,601)	—	—	(9,601)
Proceeds from sale of assets	—	822	—	—	822

Net cash provided by (used in) investing activities	14,862	(18,170)	—	(14,862)	(18,170)

Cash flows from financing activities:
Net transactions with Parent	—	115,051	(129,913)	14,862	—
Proceeds from stock options exercised	1,913	—	—	—	1,913
Excess tax benefits from share-based compensation arrangements	891	—	—	—	891
Net decrease in revolving credit facility	—	(138,388)	—	—	(138,388)
Proceeds from new mortgage	—	—	295,000	—	295,000
Debt financing costs	—	(400)	(6,303)	—	(6,703)
Retirement of old mortgage	—	—	(165,000)	—	(165,000)
Prepayment fees associated with old mortgage	—	—	(2,475)	—	(2,475)
Decrease in bank overdrafts	—	(12,151)	—	—	(12,151)
Common dividends paid	(15,400)	—	—	—	(15,400)
Other	1	—	—	—	1

Net cash (used in) provided by financing activities	(12,595)	(35,888)	(8,691)	14,862	(42,312)

(Decrease) increase in cash and cash equivalents	(11)	2,710	23	—	2,722
Cash and cash equivalents balance, beginning of period	13	24,307	—	—	24,320

Cash and cash equivalents balance, end of period	$2	$27,017	$23	$—	$27,042

Supplemental cash flow information:
Income taxes paid during the period	$—	$21,278	$189	$—	$21,467

Interest paid during the period	$—	$26,127	$16,509	$—	$42,636

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of shareholders’ equity for BlueLinx Holdings Inc. for fiscal 2006, fiscal 2007 and fiscal 2008 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance, December 31, 2005	$183,852	$215,766	$(31,589)	$(184,177)	$183,852
Net income (loss)	15,832	17,344	(605)	(16,739)	15,832
Foreign currency translation adjustment	(58)	(58)	—	58	(58)
Unrealized net gain from pension plan, net of tax	983	983	—	(983)	983
Unrealized loss from cash flow hedge, net of tax	(1,536)	(1,536)	—	1,536	(1,536)
Proceeds from stock options exercised	1,913	—	—	—	1,913
Issuance of restricted stock	1	—	—	—	1
Excess tax benefits from share-based compensation arrangements	891	—	—	—	891
Compensation related to share-based grants	2,921	—	—	—	2,921
Common stock dividends	(15,400)	—	—	—	(15,400)
Net transactions with the parent	—	117,915	(129,913)	11,998	—

Balance, December 30, 2006	$189,399	$350,414	$(162,107)	$(188,307)	$189,399
Net income (loss)	(27,945)	(31,114)	3,896	27,218	(27,945)
Foreign currency translation adjustment	1,912	1,912	—	(1,912)	1,912
Unrealized net gain from pension plan, net of tax	5,856	5,856	—	(5,856)	5,856
Unrealized loss from cash flow hedge, net of tax	(2,754)	(2,754)	—	2,754	(2,754)
Unrealized loss from adoption of FIN 48, net of tax	(72)	(72)	—	72	(72)
Proceeds from stock options exercised	496	—	—	—	496
Issuance of restricted stock	2	—	—	—	2
Excess tax benefits from share-based compensation arrangements	20	—	—	—	20
Compensation related to share-based grants	3,500	—	—	—	3,500
Common stock dividends	(15,591)	—			(15,591)
Net transactions with the parent	—	(20,982)	(7,894)	28,876	—

Balance, December 29, 2007	$154,823	$303,260	$(166,105)	$(137,155)	$154,823
Net income (loss)	(31,703)	(31,165)	2,431	28,734	(31,703)
Foreign currency translation adjustment	(2,598)	(2,598)	—	2,598	(2,598)
Unrealized net gain from pension plan, net of tax	(15,997)	(15,997)	—	15,997	(15,997)
Unrealized loss from cash flow hedge, net of tax	(3,751)	(3,751)	—	3,751	(3,751)
Proceeds from stock options exercised	434	—	—	—	434
Issuance of restricted stock	10	—	—	—	10
Excess tax benefits from share-based compensation arrangements	81	—	—	—	81
Excess tax deficiencies from share-based compensation arrangements	(1,061)	—	—	—	(1,061)
Compensation related to share-based grants	2,614	—	—	—	2,614
Net transactions with the parent	—	(23,762)	3,243	20,519	—

Balance, January 3, 2009	$102,852	$225,987	$(160,431)	$(65,556)	$102,852

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 3, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the NYSE Listed Company Manual, our Chief Executive Officer filed a certification with the NYSE on June 16, 2008 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by this Item is set forth in our definitive proxy statement for the 2009 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 20, 2009, and is incorporated herein by reference. Information regarding executive officers is included under Item 1 of this report and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in our definitive proxy statement for the 2009 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 20, 2009, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in our definitive proxy statement for the 2009 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 20, 2009, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in our definitive proxy statement for the 2009 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 20, 2009, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in our definitive proxy statement for the 2009 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 20, 2009, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements, Schedules and Exhibits

1. Financial Statements.  The Financial Statements of BlueLinx Holdings Inc. and the Reports of Independent Registered Public Accounting Firm are presented under Item 8 of this Form 10-K.

2. Financial Statement Schedules.  Not applicable.

3. Exhibits.

Exhibit
Number	Item

3.1	Amended and Restated Certificate of Incorporation of BlueLinx(A)
3.2	Amended and Restated By-Laws of BlueLinx(A)
4.1	Registration Rights Agreement, dated as of May 7, 2004, by and among BlueLinx and the initial holders specified on the signature pages thereto(C)
4.2	Letter Agreement, dated as of August 30, 2004, by and among BlueLinx, Cerberus ABP Investor LLC, Charles H. McElrea, George R. Judd, David J. Morris, James C. Herbig, Wayne E. Wiggleton and Steven C. Hardin(C)
4.3	Investment Letter, dated March 10, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock(B)
4.4	Investment Letter, dated May 7, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock(B)
4.5	Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and Charles H. McElrea(B)
4.6	Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and George R. Judd(B)

Exhibit
Number		Item

10.1		Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation(C)
10.2		First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation(C)
10	.3†	Master Purchase, Supply and Distribution Agreement, dated May 7, 2004 by and between BlueLinx Corporation and Georgia-Pacific(A)
10.4		BlueLinx Holdings Inc. 2004 Long Term Equity Incentive Plan(C)
10.5		Form of Director and Officer Indemnification Agreement(A)
10.6		Retirement and Consulting Agreement between BlueLinx Corporation and Charles H. McElrea, dated October 20, 2005 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 24, 2005)
10.7		BlueLinx Holdings Inc. Short-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 7, 2006)
10.8		BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)
10.9		BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)
10.10		Amended and Restated Master Lease Agreement, dated as of June 9, 2006, by and between ABP AL (Midfield) LLC and the other parties identified as landlords therein and BlueLinx Corporation as tenant (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10.11		Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10.12		Guaranty of Recourse Obligations, dated as of June 9, 2006, by BlueLinx Holdings Inc. for the benefit of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10.13		Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10.14		Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 9, 2006)
10.15		Consulting Agreement between BlueLinx Corporation and David J. Morris, dated November 17, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 21, 2006)
10	.16†	Letter Agreement, dated December 18, 2006, relating to and amending the Master Purchase, Supply and Distribution Agreement between Georgia-Pacific Corporation and BlueLinx Corporation dated May 7, 2004 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 22, 2006)
10.17		BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Form of Performance Share Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 4, 2007)
10.18		BlueLinx Holdings Inc. 2004 Long-Term Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)

Exhibit
Number	Item

10.19	Employment Agreement between BlueLinx Corporation and Howard D. Goforth, dated February 11, 2008, effective February 18, 2008 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 15, 2008)
10.20	Employment Agreement between BlueLinx Corporation and George R. Judd, dated October 29, 2008, effective November 1, 2008 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 4, 2008)
14.1	BlueLinx Code of Ethical Conduct (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the year ended January 1, 2005, filed with the Securities and Exchange Commission on March 22, 2005)
21.1	List of subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of George R. Judd, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Howard D. Goforth, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of George R. Judd, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Howard D. Goforth, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

†	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

(A)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on November 26, 2004.

(B)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 8, 2004.

(C)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUELINX HOLDINGS INC.
(Registrant)

By:	/s/ George R. Judd
George R. Judd
President and Chief Executive Officer

Date: March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Name	Capacity	Date

/s/ George R. Judd George R. Judd	President and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2009

/s/ Howard D. Goforth Howard D. Goforth	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2009

/s/ Howard S. Cohen Howard S. Cohen	Chairman	March 6, 2009

/s/ Richard S. Grant Richard S. Grant	Director	March 6, 2009

/s/ Steven F. Mayer Steven F. Mayer	Director	March 6, 2009

/s/ Richard B. Marchese Richard B. Marchese	Director	March 6, 2009

/s/ Charles H. McElrea Charles H. McElrea	Director	March 6, 2009

/s/ Alan H. Schumacher Alan H. Schumacher	Director	March 6, 2009

/s/ Mark A. Suwyn Mark A. Suwyn	Director	March 6, 2009

/s/ Robert G. Warden Robert G. Warden	Director	March 6, 2009

/s/ M. Richard Warner M. Richard Warner	Director	March 6, 2009