Form 10-Q
period 2009-04-04
BlueLinx Holdings Inc.
filed 2009-05-13
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2009 there were 32,573,858 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended April 4, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Period from	Period from
	January 4, 2009	December 30, 2007
	to	to
	April 4, 2009	March 29, 2008
Net sales	$407,111	$716,760
Cost of sales	362,835	638,957

Gross profit	44,276	77,803

Operating expenses:
Selling, general, and administrative	57,665	80,635
Depreciation and amortization	5,030	4,968

Total operating expenses	62,695	85,603

Operating loss	(18,419)	(7,800)
Non-operating expenses:
Interest expense, net	8,117	9,354
Charges associated with ineffective interest rate swap	4,832	—
Write-off of debt issue costs	1,407	—
Other (income) expense, net	(157)	130

Loss before provision for (benefit from) income taxes	(32,618)	(17,284)
Provision for (benefit from) income taxes	28,035	(6,693)

Net loss	$(60,653)	$(10,591)

Basic weighted average number of common shares outstanding	31,083	30,928

Basic net loss per share applicable to common stock	$(1.95)	$(0.34)

Diluted weighted average number of common shares outstanding	31,083	30,928

Diluted net loss per share applicable to common stock	$(1.95)	$(0.34)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 4, 2009	January 3, 2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$60,030	$150,353
Receivables, net	156,790	130,653
Inventories, net	178,097	189,482
Deferred income tax assets	578	11,868
Other current assets	35,509	37,351

Total current assets	431,004	519,707

Property, plant, and equipment:
Land and land improvements	53,438	53,426
Buildings	96,392	96,159
Machinery and equipment	70,264	70,491
Construction in progress	1,660	2,035

Property, plant, and equipment, at cost	221,754	222,111
Accumulated depreciation	(73,505)	(69,336)

Property, plant, and equipment, net	148,249	152,775
Non-current deferred income tax assets	—	17,468
Other non-current assets	42,357	42,457

Total assets	$621,610	$732,407

Liabilities:
Current liabilities:
Accounts payable	$100,275	$78,367
Bank overdrafts	16,184	24,715
Accrued compensation	4,031	11,552
Current maturities of long-term debt	15,000	60,000
Other current liabilities	25,617	24,546

Total current liabilities	161,107	199,180

Non-current liabilities:
Long-term debt	369,870	384,870
Non-current deferred income tax liabilities	578	—
Other non-current liabilities	44,955	45,505

Total liabilities	576,510	629,555

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,952,876 and 32,362,330 shares issued at April 4, 2009 and January 3, 2009, respectively; 32,589,852 and 32,362,330 shares outstanding at April 4, 2009 and January 3, 2009, respectively	326	323
Additional paid-in-capital	143,893	144,148
Accumulated other comprehensive loss	(13,767)	(16,920)
Accumulated deficit	(85,352)	(24,699)

Total shareholders’ equity	45,100	102,852

Total liabilities and shareholders’ equity	$621,610	$732,407

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Period from	Period from
	January 4, 2009	December 30, 2007
	to	to
	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net loss	$(60,653)	$(10,591)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,030	4,968
Amortization of debt issue costs	614	608
Charges associated with ineffective interest rate swap	4,832	—
Write-off of debt issue costs	1,407	—
Non-cash vacant property charges	—	208
Deferred income tax provision (benefit)	27,230	(2,887)
Share-based compensation expense (income)	537	(114)
Excess tax deficiencies from share-based compensation arrangements	—	218
Changes in assets and liabilities:
Receivables	(26,137)	(17,772)
Inventories	11,385	(15,325)
Accounts payable	21,908	9,201
Changes in other working capital	(4,608)	16,388
Other	(2,806)	(5,991)

Net cash used in operating activities	(21,261)	(21,089)

Cash flows from investing activities:
Property, plant and equipment investments	(166)	(957)
Proceeds from disposition of assets	421	607

Net cash provided by (used in) investing activities	255	(350)

Cash flows from financing activities:
Repurchase of common stock	(792)	—
Proceeds from stock options exercised	—	434
Excess tax deficiencies from share-based compensation arrangements	—	(218)
Net (decrease) increase in revolving credit facility	(60,000)	25,807
Decrease in bank overdrafts	(8,531)	(3,393)
Other	6	6

Net cash (used in) provided by financing activities	(69,317)	22,636

(Decrease) increase in cash	(90,323)	1,197
Balance, beginning of period	150,353	15,759

Balance, end of period	$60,030	$16,956

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 4, 2009
1. Basis of Presentation and Background
Basis of Presentation
BlueLinx Holdings Inc. has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 3, 2009, as filed with the Securities and Exchange Commission (“SEC”). Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2009 and fiscal year 2008 contain 52 weeks and 53 weeks, respectively. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating subsidiary” when necessary.
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
We are a leading distributor of building products in North America with approximately 2,000 employees. We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of more than 70 warehouses and third-party operated warehouses.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased.
Restricted Cash
We had restricted cash of $28.6 million and $25.5 million at April 4, 2009 and January 3, 2009 respectively. Restricted cash primarily includes amounts held in escrow related to our interest rate swap and mortgage. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.
Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At April 4, 2009 and January 3, 2009, these reserves totaled $11.0 million and $10.1 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.
Inventory Valuation
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At April 4, 2009 and January 3, 2009, the lower of cost or market reserve totaled $0.6 million and $3.4 million, respectively. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.
Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At April 4, 2009 and January 3, 2009, our damaged, excess and obsolete inventory reserves totaled $3.7 million and $4.0 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.

Earnings per Common Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period.
Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and restricted stock using the treasury stock method. For the first quarter of fiscal 2009 and for the first quarter of fiscal 2008, we excluded 2.7 million and 2.6 million unvested share-based awards, respectively, from the diluted earnings per share calculation because they were antidilutive.
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
On May 12, 2006 our shareholders approved the 2006 Plan. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards. We reserved 3,200,000 shares of our common stock for issuance under the 2006 Plan. The terms and conditions of awards under the 2006 Plan are determined by the administrator for each grant. Awards issued under the 2006 Plan are subject to accelerated vesting in the event of a change in control as such event is defined in the 2006 Plan. On January 13, 2009, the Compensation Committee granted 651,150 restricted shares of our common stock to certain of our officers.
Under Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), we recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statement of Operations.

Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of April 4, 2009, there was $1.4 million, $4.6 million, $0.1 million and $0.5 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares is expected to be recognized over a period of 1.9 years, 2.0 years, 1.0 years and 1.7 years, respectively. As of January 3, 2009, there was $1.7 million, $3.7 million, $0.1 million and $0.7 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares is expected to be recognized over a period of 2.1 years, 2.0 years, 1.0 years and 2.0 years, respectively. For the first quarter of fiscal 2009 and for the first quarter of fiscal 2008, our total stock-based compensation expense was $0.6 million ($0.5 million non-cash) and $0.1 million ($(0.1) million non-cash), respectively. We also recognized related income tax benefits of $0.2 million and $0.02 million, respectively. There were no options exercised during the first quarter of fiscal 2009. For the first quarter of fiscal 2008, approximately 100,000 stock options were exercised.
The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first quarter of fiscal 2008 (there were no options granted during the first quarter of fiscal 2009):

	Period from December 30, 2007 to March 29, 2008
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
In determining the expected life, we did not rely on our historical exercise data as it does not provide a reasonable basis upon which to estimate future expected lives due to limited experience of employee exercises. Instead, we followed a simplified method based on the vesting term and contractual term as permitted under SEC Staff Accounting Bulletin No. 107. The expected volatility is based on the historical volatility of our common stock. The risk-free rates used for the first quarter of fiscal 2008 were based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.
Income Taxes
Our financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income tax incurred during fiscal 2008 and the first quarter of fiscal 2009, as well as deferred income tax assets resulting from temporary differences in prior tax years. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income. We considered all of the available positive and negative evidence. Based on the weight of available evidence, we recorded a full valuation allowance of $40.2 million against deferred tax assets during the first quarter of fiscal 2009. The establishment of this valuation allowance during the first quarter of fiscal 2009 was primarily offset by the tax benefit realized as a result of the first quarter of fiscal 2009 pre-tax loss incurred by us and resulted in an income tax expense of $28.0 million for the quarter.

If the realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect the financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss; changes to the valuation allowance; changes to federal or state tax laws; and as a result of acquisitions.
3. Restructuring Charges
During fiscal 2008 and fiscal 2007, we vacated leased office space. We accounted for these transactions in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires that a liability be recognized for a cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs were included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets at April 4, 2009 and January 3, 2009.
Additionally, during the first quarter of fiscal 2009 and the first quarter of fiscal 2008, we recorded severance and outplacement costs totaling $1.1 million ($0.7 million, net of tax) and $2.0 million ($1.2 million, net of tax), respectively, based on the terms of our existing severance plan. We accounted for these costs in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits-an amendment to FASB Statements No. 5 and 43” (“SFAS 112”). These charges were included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and in “Accrued Compensation” on the Consolidated Balance Sheets at April 4, 2009 and March 29, 2008.
The following table displays the restructuring activity and liability balances (in thousands):

	Exit	Severance
	Costs	Costs	Total
Balance at January 3, 2009	$14,133	$512	$14,645
Charges	—	1,079	1,079
Payments	(821)	(837)	(1,658)
Accretion of liability	257	—	257

Balance at April 4, 2009	$13,569	$754	$14,323

4. Comprehensive Loss
The calculation of comprehensive loss is as follows:

	Period from	Period from
	January 4, 2009	December 30, 2007
	to	to
	April 4, 2009	March 29, 2008
Net loss	$(60,653)	$(10,591)
Other comprehensive loss:
Foreign currency translation, net of taxes	(141)	(548)
Unrealized gain (loss) from cash flow hedge, net of taxes	3,231	(2,831)

Comprehensive loss	$(57,563)	$(13,970)

For the first quarter of fiscal 2009, the income tax effects related to foreign currency translation and our interest rate swap were $0.1 million and $(2.1) million, respectively. For the first quarter of fiscal 2008, the income tax effects related to foreign currency translation and our interest rate swap were $0.4 million and $1.8 million, respectively.
5. Employee Benefits
Defined Benefit Pension Plans
Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We are not required to make a contribution to the hourly pension plan in fiscal 2009. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.
Net periodic pension cost for our pension plans included the following:

	Period from January 4, 2009	Period from December 30, 2007
	to April 4, 2009	to March 29, 2008
	(In thousands)
Service cost	$452	$561
Interest cost on projected benefit obligation	1,125	1,109
Expected return on plan assets	(1,132)	(1,501)
Amortization of unrecognized loss (gain)	180	(91)
Amortization of unrecognized prior service cost	—	1

Net periodic pension cost	$625	$79

6. Revolving Credit Facility
As of April 4 2009, we had outstanding borrowings of $96.0 million and excess availability of $180 million under the terms of our revolving credit facility. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $81.0 million as long-term debt. The revolving credit facility contains customary negative covenants and restrictions for asset based loans, with which we are in compliance. As of April 4, 2009 and January 3, 2009, we had outstanding letters of credit totaling $12.9 million, primarily for the purposes of securing collateral requirements under the casualty insurance programs for us and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.
During the first quarter of fiscal 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million effective March 30, 2009. The reduction in the revolving loan threshold limit does not impact our available borrowing capacity under our revolving credit facility as our current eligible accounts receivable and inventory (our “borrowing base”) do not support up to $800 million in borrowings. We do not anticipate our borrowing base will support borrowings in excess of $500 million at any point during the remaining life of the credit facility. This cost-saving initiative will allow us to reduce our interest expense $0.8 million per year by lowering our unused line fees. As a result of this action, we recorded expense of $1.4 million ($0.9 million, net of tax) for the write-off of deferred financing costs that had been capitalized associated with the portion of the revolver that was reduced in the first quarter of fiscal 2009.
7. Derivatives
We are exposed to risks such as changes in interest rates, commodity prices and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading, and are not used to address risks related to foreign currency rates. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we record derivative instruments as assets or liabilities on the balance sheet at fair value.

On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap has a notional amount of $150 million and the terms call for us to receive interest monthly at a variable rate equal to the 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap was designated as a cash flow hedge.
Through January 3, 2009, the hedge was highly effective in offsetting changes in expected cash flows. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge are reflected in current period earnings. For the first quarter of fiscal 2008, we recognized immaterial amounts of expense related to the ineffective portion of the hedge.
During the first quarter of fiscal 2009, we reduced our borrowings under the revolving credit facility by $60.0 million, which reduced outstanding debt below the interest rate swap’s notional amount of $150 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt. Charges associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations were approximately $4.8 million ($2.9 million, net of tax) and are comprised of a $5.9 million ($3.6 million, net of tax) charge on the date we reduced our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount, $1.0 million ($0.6 million, net of tax) of amortization of accumulated other comprehensive loss and $(2.1) million ($(1.3) million, net of tax) related to fair value changes since the date of the reduction.
On May 1, 2009, we used cash on hand to reduce our borrowings under the revolving credit facility by an additional $15.0 million. This repayment will result in a second quarter non-cash charge of approximately $1.3 million recorded in interest expense at the payment date. The remaining $6.2 million of accumulated other comprehensive loss will be amortized over the remaining 25 month term of the interest rate swap and recorded as interest expense. Approximately $3.4 million will be amortized over the next 12 months and recorded as interest expense. All future changes in the fair value of the interest rate swap during the remaining term of the interest rate swap will be recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.
The following table presents a reconciliation of our interest rate swap measured at fair value in accumulated other comprehensive loss as of April 4, 2009 (in thousands, net of tax):

Balance at January 3, 2009	$8,038
Increase in fair value included in accumulated other comprehensive loss	937
Charges associated with ineffective interest rate swap	(4,168)

Balance at April 4, 2009	$4,807

8. Mortgage
On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan. The mortgage has a term of ten years and is now secured by 56 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%.
During fiscal 2008, we sold certain real properties that ceased operations and were closed during the second quarter of fiscal 2008. As a result of the sale of one of these properties during the fourth quarter of fiscal 2008, we reduced our mortgage loan by $6.1 million and incurred a mortgage prepayment penalty of $1.9 million recorded in “Interest expense” on the Consolidated Statements of Operations.

The mortgage loan requires interest-only payments through June 2011. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2011	$1,712
2012	3,593
2013	3,885
2014	4,142
2015	4,417
Thereafter	$271,121
9. Fair Value Measurements
We apply Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements to all applicable financial and non-financial assets. SFAS 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies inputs used to measure fair value into the following hierarchy:

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
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i.) the present value factors used in determining fair value (ii.) projected LIBOR, and (iii.) the risk of counterparty non-performance risk. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at April 4, 2009 and at January 3, 2009 due to the fact that the interest rate swap was supported by cash collateral. The fair value of the interest rate swap was a liability of $12.7 million and $13.2 million at April 4, 2009 and January 3, 2009, respectively. These balances were included in “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets.

The following table presents a reconciliation of the level 3 interest rate swap measured at fair value on a recurring basis as of April 4, 2009:

Fair value at January 3, 2009	$(13,229)
Unrealized gains included in earnings	2,100
Accumulated other comprehensive loss	(1,533)

Fair value at April 4, 2009	$(12,662)

The $2.1 million unrealized gain was included in “Interest expense” in the Consolidated Statements of Operations.
Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. At April 4, 2009, the carrying value and fair value of our mortgage was $289 million and $260 million, respectively.
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
Collective Bargaining Agreements
As of April 4, 2009, approximately 29% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 1% of our work force will expire within one year.
12. Subsequent Events
On April 27, 2009, we entered into a Termination and Modification Agreement (“Modification Agreement”) related to our Master Purchase, Supply and Distribution Agreement with Georgia-Pacific. The Modification Agreement effectively terminates the existing Supply Agreement with respect to the distribution of Georgia-Pacific plywood, oriented strand board and lumber by us. We will continue to distribute a variety of Georgia-Pacific building products, including Engineered Lumber, which is covered under a three-year purchase agreement dated February 12, 2009. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from Georgia-Pacific. As of January 3, 2009, our minimum purchases requirement had totaled $31.9 million.

As previously announced on June 6, 2008, Georgia-Pacific provided us with notice of its intent to terminate the Supply Agreement, effective May 7, 2010. Georgia-Pacific agreed to pay us $18.8 million in exchange for our agreement to enter into the Modification Agreement one-year earlier than the originally agreed upon termination date of the Supply Agreement. We will receive four quarterly cash payments of $4.7 million beginning on May 1, 2009. We expect to record a net gain of approximately $17.3 million related to this transaction in the second quarter of fiscal 2009 as a reduction to operating expense. The early termination of the Supply Agreement also provides us the opportunity to pursue strategic relationships with other suppliers and customers which were previously prohibited by the terms of the Supply Agreement.
13. Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP 107-1”), which will require that the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, (“SFAS 107”) be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on our Consolidated Financial Statements.
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
In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” This FSP was effective for us on January 4, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The adoption of FSP 03-6-1 did not have an impact on our Consolidated Financial Statements. For additional information about our share-based payment awards, refer to Note 5 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.
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
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 was effective for us on January 4, 2009. The adoption of FSP 142-3 did not have an impact on our Consolidated Financial Statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 was effective for us, on a prospective basis, on January 4, 2009. The adoption of SFAS 161 did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R was effective for us, on a prospective basis, on January 4, 2009. We expect SFAS 141R will have an impact on our accounting for business combinations, but the effect is dependent upon the acquisitions that are made in the future.
14. Unaudited Supplemental Condensed Consolidating Financial Statements
The condensed consolidating financial information as of April 4, 2009 and January 3, 2009 and for the first quarters of fiscal 2009 and fiscal 2008 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended January 3, 2009, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are sixty-three single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.
The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 4, 2009 to April 4, 2009 follows (in thousands):

	BlueLinx	BlueLinx
	Holdings	Corporation and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$407,111	$7,522	$(7,522)	$407,111
Cost of sales	—	362,835	—	—	362,835

Gross profit	—	44,276	7,522	(7,522)	44,276

Operating expenses:
Selling, general and administrative	1,614	63,526	47	(7,522)	57,665
Depreciation and amortization	—	4,009	1,021	—	5,030

Total operating expenses	1,614	67,535	1,068	(7,522)	62,695

Operating (loss) income	(1,614)	(23,259)	6,454	—	(18,419)
Non-operating expenses:
Interest expense	—	3,443	4,674	—	8,117
Charges associated with ineffective interest rate swap	—	4,832	—	—	4,832
Write-off of debt issue costs	—	1,407	—	—	1,407
Other income, net	—	(138)	(19)	—	(157)

(Loss) income before (benefit from) provision for income taxes	(1,614)	(32,803)	1,799	—	(32,618)
(Benefit from) provision for income taxes	(941)	28,274	702	—	28,035
Equity in loss of subsidiaries	(59,980)	—	—	59,980	—

Net (loss) income	$(60,653)	$(61,077)	$1,097	$59,980	$(60,653)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 30, 2007 to March 29, 2008 follows (in thousands):

	BlueLinx	BlueLinx
	Holdings	Corporation and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$716,760	$7,617	$(7,617)	$716,760
Cost of sales	—	638,957	—	—	638,957

Gross profit	—	77,803	7,617	(7,617)	77,803

Operating expenses:
Selling, general and administrative	314	87,818	120	(7,617)	80,635
Depreciation and amortization	—	3,898	1,070	—	4,968

Total operating expenses	314	91,716	1,190	(7,617)	85,603

Operating (loss) income	(314)	(13,913)	6,427	—	(7,800)
Non-operating expenses:
Interest expense	—	4,462	4,892	—	9,354
Other income, net	—	143	(13)	—	130

(Loss) income before (benefit from) provision for income taxes	(314)	(18,518)	1,548	—	(17,284)
(Benefit from) provision for income taxes	(122)	(7,174)	603	—	(6,693)
Equity in loss of subsidiaries	(10,399)	—	—	10,399	—

Net (loss) income	$(10,591)	$(11,344)	$945	$10,399	$(10,591)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of April 4, 2009 follows (in thousands):

	BlueLinx	BlueLinx
	Holdings	Corporation and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$99	$59,754	$177	$—	$60,030
Receivables	—	156,790	—	—	156,790
Inventories	—	178,097	—	—	178,097
Deferred income tax assets	602	275	—	(299)	578
Other current assets	539	31,668	3,302	—	35,509
Intercompany receivable	63,840	7,920	—	(71,760)	—

Total current assets	65,080	434,504	3,479	(72,059)	431,004

Property and equipment:
Land and land improvements	—	3,103	50,335	—	53,438
Buildings	—	7,741	88,651	—	96,392
Machinery and equipment	—	70,264	—	—	70,264
Construction in progress	—	1,660	—	—	1,660

Property and equipment, at cost	—	82,768	138,986	—	221,754
Accumulated depreciation	—	(53,298)	(20,207)	—	(73,505)

Property and equipment, net	—	29,470	118,779	—	148,249
Investment in subsidiaries	(11,617)	—	—	11,617	—
Other non-current assets	—	19,354	23,003	—	42,357

Total assets	$53,463	$483,328	$145,261	$(60,442)	$621,610

Liabilities:
Current liabilities:
Accounts payable	$138	$100,137	$—	$—	100,275
Bank overdrafts	—	16,184	—	—	16,184
Accrued compensation	6	4,025	—	—	4,031
Deferred income tax liabilities	299	—	—	(299)	—
Current maturities of long-term debt	—	15,000	—	—	15,000
Other current liabilities	—	22,123	3,494	—	25,617
Intercompany payable	7,920	62,899	941	(71,760)	—

Total current liabilities	8,363	220,368	4,435	(72,059)	161,107

Non-current liabilities:
Long-term debt	—	81,000	288,870	—	369,870
Non-current deferred income tax liabilities	—	149	429	—	578
Other non-current liabilities	—	38,655	6,300	—	44,955

Total liabilities	8,363	340,172	300,034	(72,059)	576,510

Shareholders’ Equity/Parent’s Investment	45,100	143,156	(154,773)	11,617	45,100

Total liabilities and equity	$53,463	$483,328	$145,261	$(60,442)	$621,610

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 3, 2009 follows (in thousands):

	BlueLinx	BlueLinx
	Holdings	Corporation and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$32	$150,259	$62	$—	$150,353
Receivables	—	130,653	—	—	130,653
Inventories	—	189,482	—	—	189,482
Deferred income tax assets	290	11,578	—		11,868
Other current assets	371	33,678	3,302	—	37,351
Intercompany receivable	40,146	6,041	—	(46,187)	—

Total current assets	40,839	521,691	3,364	(46,187)	519,707

Property and equipment:
Land and land improvements	—	3,103	50,323	—	53,426
Buildings	—	7,497	88,662	—	96,159
Machinery and equipment	—	70,491	—	—	70,491
Construction in progress	—	2,035	—	—	2,035

Property and equipment, at cost	—	83,126	138,985	—	222,111
Accumulated depreciation	—	(50,150)	(19,186)	—	(69,336)

Property and equipment, net	—	32,976	119,799	—	152,775
Investment in subsidiaries	68,858	—	—	(68,858)	—
Non-current deferred income tax assets	—	18,045	—	(577)	17,468
Other non-current assets	—	22,168	20,289	—	42,457

Total assets	$109,697	$594,880	$143,452	$(112,320)	$732,407

Liabilities:
Current liabilities:
Accounts payable	$117	$78,250	$—	$—	78,367
Bank overdrafts	—	24,715	—	—	24,715
Accrued compensation	687	10,865	—	—	11,552
Current maturities of long-term debt		60,000	—	—	60,000
Other current liabilities	—	20,934	3,612	—	24,546
Intercompany payable	6,041	38,924	1,222	(46,187)	—

Total current liabilities	6,845	233,688	4,834	(46,187)	199,180

Non-current liabilities:
Long-term debt	—	96,000	288,870	—	384,870
Non-current deferred income tax liabilities	—	—	577	(577)	—
Other non-current liabilities	—	39,205	6,300	—	45,505

Total liabilities	6,845	368,893	300,581	(46,764)	629,555

Shareholders’ Equity/Parent’s Investment	102,852	225,987	(157,129)	(68,858)	102,852

Total liabilities and equity	$109,697	$594,880	$143,452	$(115,622)	$732,407

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 4, 2009 to April 4, 2009 follows (in thousands):

	BlueLinx	BlueLinx
	Holdings	Corporation and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(60,653)	$(61,077)	$1,097	$59,980	$(60,653)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	4,009	1,021	—	5,030
Amortization of debt issue costs	—	451	163	—	614
Charges associated with ineffective interest rate swap	—	4,832	—	—	4,832
Write-off of debt issue costs	—	1,407	—	—	1,407
Deferred income provision (benefit)	(13)	27,391	(148)	—	27,230
Share-based compensation expense	445	92	—	—	537
Equity in earnings of subsidiaries	59,980	—	—	(59,980)	—
Changes in assets and liabilities:
Receivables	—	(26,137)	—	—	(26,137)
Inventories	—	11,385	—	—	11,385
Accounts payable	21	21,887	—	—	21,908
Changes in other working capital	(849)	(3,641)	(118)	—	(4,608)
Intercompany receivable	(23,694)	(1,879)	—	25,573	—
Intercompany payable	1,879	23,975	(281)	(25,573)	—
Other	—	72	(2,878)	—	(2,806)

Net cash (used in) provided by operating activities	(22,884)	2,767	(1,144)	—	(21,261)

Cash flows from investing activities:
Investment in subsidiaries	23,737	—	—	(23,737)	—
Property, plant and equipment investments	—	(166)	—	—	(166)
Proceeds from disposition of assets	—	421	—	—	421

Net cash provided by (used in) investing activities	23,737	255	—	(23,737)	255

Cash flows from financing activities:
Net transactions with Parent	—	(24,996)	1,259	23,737	—
Repurchase of common stock	(792)	—	—	—	(792)
Net decrease in revolving credit facility	—	(60,000)	—	—	(60,000)
Decrease in bank overdrafts	—	(8,531)	—	—	(8,531)
Other	6	—	—	—	6

Net cash (used in) provided by financing activities	(786)	(93,527)	1,259	23,737	(69,317)

Increase (decrease) in cash	67	(90,505)	115	—	(90,323)
Balance, beginning of period	32	150,259	62	—	150,353

Balance, end of period	$99	$59,754	$177	$—	$60,030

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 30, 2007 to March 29, 2008 follows (in thousands):

	BlueLinx	BlueLinx
	Holdings	Corporation and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,591)	$(11,344)	$945	$10,399	$(10,591)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	—	3,898	1,070	—	4,968
Amortization of debt issue costs	—	452	156	—	608
Non-cash vacant property charges	—	208	—	—	208
Deferred income benefit	(25)	(2,651)	(211)	—	(2,887)
Share-based compensation credit	—	(114)	—	—	(114)
Excess tax deficiencies from share-based compensation arrangements	—	218	—	—	218
Equity in earnings of subsidiaries	10,399	—	—	(10,399)	—
Changes in assets and liabilities:
Receivables	—	(17,772)	—	—	(17,772)
Inventories	—	(15,325)	—	—	(15,325)
Accounts payable	2	9,199	—	—	9,201
Changes in other working capital	134	15,744	571	(61)	16,388
Intercompany receivable	(1,486)	611	—	875	—
Intercompany payable	(611)	1,774	(349)	(814)	—
Other	—	(5,991)	—	—	(5,991)

Net cash provided by (used in) operating activities	(2,178)	(21,093)	2,182	—	(21,089)

Cash flows from investing activities:
Investment in subsidiaries	1,957	—	—	(1,957)	—
Property, plant and equipment investments	—	(957)	—	—	(957)
Proceeds from disposition of assets	—	607	—	—	607

Net cash provided by (used in) investing activities	1,957	(350)	—	(1,957)	(350)

Cash flows from financing activities:
Net transactions with Parent	—	220	(2,177)	1,957	—
Proceeds from stock options exercised	434	—	—	—	434
Excess tax deficiencies from share-based compensation arrangements	(218)	—	—	—	(218)
Net increase in revolving credit facility	—	25,807	—	—	25,807
Decrease in bank overdrafts	—	(3,393)	—	—	(3,393)
Other	6	—	—	—	6

Net cash provided by (used in) financing activities	222	22,634	(2,177)	1,957	22,636

Increase in cash	1	1,191	5	—	1,197
Balance, beginning of period	3	15,699	57	—	15,759

Balance, end of period	$4	$16,890	$62	$—	$16,956

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our condensed consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the SEC and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:
•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

•	inventory levels of new and existing homes for sale;

•	general economic and business conditions in the United States;

•	the financial condition and credit worthiness of our customers;

•	the activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	immigration patterns and job and household formation;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities;

•	variations in the performance of the financial markets, including the credit markets; and

•	the other factors described herein under “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the SEC.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Overview
Background
We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 44% of our first quarter of fiscal 2009 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 56% of our first quarter of fiscal 2009 gross sales.
Industry Conditions
As noted above, we operate in a changing environment in which new risks can emerge from time to time. A number of factors cause our results of operations to fluctuate from period to period. Many of these factors are seasonal or cyclical in nature. Conditions in the United States housing market are at historically low levels. Our operating results have declined during the past several years as they are closely tied to U.S. housing starts. Additionally, the mortgage markets have experienced substantial disruption due to a rising number of defaults in the “subprime” market. This disruption and the related defaults have increased the inventory of homes for sale and also have caused lenders to tighten mortgage qualification criteria which further reduces demand for new homes. Forecasters continue to have a bearish outlook for the housing market and we expect the downturn in new housing activity will continue to negatively impact our operating results for the foreseeable future. We continue to prudently manage our inventories, receivables and spending in this environment. However, along with many forecasters, we believe U.S. housing demand will improve in the long term based on population demographics and a variety of other factors.
Supply Agreement with Georgia-Pacific
On April 27, 2009, we entered into a Termination and Modification Agreement (“Modification Agreement”) related to our Master Purchase, Supply and Distribution Agreement with Georgia-Pacific. The Modification Agreement effectively terminates the existing Supply Agreement with respect to the distribution of Georgia-Pacific plywood, oriented strand board and lumber by us. Exhibit B of the Supply Agreement, which covers decorative paneling products, is excluded from the termination and shall remain in force until May 7, 2010. We will continue to distribute a variety of Georgia-Pacific building products, including Engineered Lumber, which is covered under a three-year purchase agreement dated February 12, 2009.
As previously announced on June 6, 2008, Georgia-Pacific provided us with notice of its intent to terminate the Supply Agreement, effective May 7, 2010. Georgia-Pacific agreed to pay us $18.8 million in exchange for our agreement to enter into the Modification Agreement one-year earlier than the originally agreed upon termination date of the Supply Agreement. We will receive four quarterly cash payments of $4.7 million beginning on May 1, 2009. We expect to record a net gain of approximately $17.3 million related to this transaction in the second quarter of fiscal 2009 as a reduction to operating expense. The early termination of the Supply Agreement also provides us the opportunity to pursue strategic relationships with other suppliers and customers which were previously prohibited by the terms of the Supply Agreement.

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
The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the first quarter of fiscal 2009, the first quarter of fiscal 2008, fiscal 2008 and fiscal 2007.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2009	Q1 2008	2008	2007
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products	$182	$373	$1,422	$2,098
Specialty Products	234	354	1,412	1,802
Other(1)	(9)	(10)	(54)	(66)

Total Sales	$407	$717	$2,780	$3,834

Sales Variances
Unit Volume $ Change	$(302)	$(246)	$(1,161)	$(896)
Price/Other(1)	(8)	6	107	(169)

Total $ Change	$(310)	$(240)	$(1,054)	$(1,065)

Unit Volume % Change	(41.6)%	(25.2)%	(29.7)%	(18.0)%
Price/Other(1)	(1.6)%	0.1%	2.2%	(3.7)%

Total % Change	(43.2)%	(25.1)%	(27.5)%	(21.7)%

(1)	Other includes unallocated allowances and discounts.
The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the first quarter of fiscal 2009, the first quarter of fiscal 2008, fiscal 2008 and fiscal 2007.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2009	Q1 2008	2008	2007
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products	$17	$32	$134	$173
Specialty Products	31	50	200	238
Other(1)	(4)	(4)	(19)	(19)

Total Gross Margin $’s	$44	$78	$315	$392

Gross Margin %’s by Category
Structural Products	9.3%	8.6%	9.4%	8.2%
Specialty Products	13.2%	14.2%	14.2%	13.2%
Total Gross Margin %’s	10.9%	10.9%	11.3%	10.2%

Unit Volume Change by Product
Structural Products	(46.4)%	(27.8)%	(34.6)%	(19.2)%
Specialty Products	(36.7)%	(22.3)%	(24.0)%	(16.4)%
Total Unit Volume Change %’s	(41.6)%	(25.2)%	(29.7)%	(18.0)%

(1)	Other includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the first quarter of fiscal 2009, the first quarter of fiscal 2008, fiscal 2008 and fiscal 2007.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2009	Q1 2008	2008	2007
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$295	$512	$2,044	$2,763
Direct	121	215	790	1,137
Other(1)	(9)	(10)	(54)	(66)

Total	$407	$717	$2,780	$3,834

Gross Margin by Channel
Warehouse/Reload	$40	$69	$284	$344
Direct	8	13	50	67
Other(1)	(4)	(4)	(19)	(19)

Total	$44	$78	$315	$392

Gross Margin % by Channel
Warehouse/Reload	13.6%	13.5%	13.9%	12.5%
Direct	6.6%	6.0%	6.3%	5.9%
Total	10.9%	10.9%	11.3%	10.2%

(1)	Other includes unallocated allowances and discounts.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2009 and fiscal year 2008 contain 52 weeks and 53 weeks, respectively.
Results of Operations
First Quarter of Fiscal 2009 Compared to First Quarter of Fiscal 2008
The following table sets forth our results of operations for the first quarter of fiscal 2009 and first quarter of fiscal 2008.

	Period from		Period from
	January 4, 2009	% of	December 30, 2007	% of
	to	Net	to	Net
	April 4, 2009	Sales	March 29, 2008	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$407,111	100.0%	$716,760	100.0%
Gross profit	44,276	10.9%	77,803	10.9%
Selling, general & administrative	57,665	14.2%	80,635	11.2%
Depreciation and amortization	5,030	1.2%	4,968	0.7%

Operating loss	(18,419)	(4.5)%	(7,800)	(1.1)%
Interest expense, net	8,117	2.0%	9,354	1.3%
Charges associated with ineffective interest rate swap	4,832	1.2%	—	0.0%
Write-off of debt issue costs	1,407	0.3%	—	0.0%
Other (income) expense, net	(157)	0.0%	130	0.0%

Loss before provision for (benefit from) income taxes	(32,618)	(8.0)%	(17,284)	(2.4)%
Provision for (benefit from) income taxes	28,035	6.9%	(6,693)	(0.9)%

Net loss	$(60,653)	(14.9)%	$(10,591)	(1.5)%

Net Sales. For the first quarter of fiscal 2009, net sales decreased by 43.2%, or $310 million, to $407 million. Sales during the quarter were negatively impacted by a 51% decline in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $120 million or 33.9% compared to the first quarter of fiscal 2008, primarily due to a 36.7% decrease in unit volume slightly offset by an increase in price of 2.8%. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $191 million, or 51.2% from a year ago, primarily as a result of a 46.4% decrease in unit volume and a decrease in price of 4.8%.
Gross Profit. Gross profit for the first quarter of fiscal 2009 was $44.3 million, or 10.9% of sales, compared to $77.8 million, or 10.9% of sales, in the prior year period. The decrease in gross profit dollars compared to the first quarter of fiscal 2008 was driven primarily by a decrease in specialty and structural product volumes due to the continued decline in the housing market. The current quarter gross margin percentage of 10.9% is line with the year ago quarter gross margin percentage primarily due to our continued focus on maintaining gross margins through our ongoing management of product pricing and a slight shift in channel mix.
Selling, General, and Administrative Expenses. Selling, general and administrative expenses for the first quarter of fiscal 2009 were $57.7 million, or 14.2% of net sales, compared to $80.6 million, or 11.2% of net sales, during the first quarter of fiscal 2008. The decline in operating expenses is due to our continuing efforts to reduce ongoing operating expenses resulting in reduced payroll, commissions, and other operating expenses. Operating expenses for the first quarter of fiscal 2009 and the first quarter of fiscal 2008 include severance-related charges of $1.1 million and $2.0 million, respectively.
Depreciation and Amortization. Depreciation and amortization expense totaled $5.0 million for the first quarter of fiscal 2009 and for the first quarter of fiscal 2008.
Operating Loss. Operating loss for the first quarter of fiscal 2009 was $18.4 million, or 4.5% of sales, compared to an operating loss of $7.8 million, or 1.1% of sales, in the first quarter of fiscal 2008, reflecting a decrease in gross profit that was partially offset by a $22.9 million decrease in operating expenses.
Interest Expense, net. Interest expense totaled $8.1 million for the first quarter of fiscal 2009, down $1.2 million from the prior year period due to lower interest rates and lower debt levels. Interest expense related to our revolving credit facility and mortgage was $2.9 million and $4.6 million, respectively, during this period. Interest expense totaled $9.4 million for the first quarter of fiscal 2008. Interest expense related to our revolving credit facility and mortgage was $4.1 million and $4.7 million, respectively, during the first quarter of fiscal 2008. In the first quarter of fiscal 2009 and the first quarter of fiscal 2008, interest expense included $0.6 million of debt issue cost amortization.
Charges associated with ineffective interest rate swap. Charges associated with the ineffective interest rate swap recognized during the first quarter of fiscal 2009 were approximately $4.8 million ($2.9 million, net of tax) and are comprised of a $5.9 million ($3.6 million, net of tax) charge on the date we reduced our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount, $1.0 million ($0.6 million, net of tax) of amortization of accumulated other comprehensive loss and $(2.1) million ($(1.3) million, net of tax) related to fair value changes since the date of the reduction.
Write-off debt issue costs. During the first quarter of fiscal 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million effective March 30, 2009. As a result of this action, we recorded expense of $1.4 million ($0.9 million, net of tax) for the write-off of deferred financing costs that had been capitalized associated with the portion of the revolver that was reduced in the first quarter of fiscal 2009.

Provision for (Benefit from) Income Taxes. The effective tax rate was (85.9)% and 38.7% for the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively. The decrease in the effective rate is primarily due to recognizing a full valuation allowance in the first quarter of fiscal 2009. In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income. We considered all of the available positive and negative evidence. Based on the weight of available evidence, we recorded a full valuation allowance of $40.2 million against deferred tax assets during the first quarter of fiscal 2009. We may still utilize available U.S. federal tax loss carryforwards to offset future taxable income generated, but based on generally accepted accounting principles, we were required to record a valuation allowance for these assets during the first quarter of fiscal 2009.
Net Loss. Net loss for the first quarter of fiscal 2009 was $60.7 million compared to net loss of $10.6 million for the first quarter of fiscal 2008.
On a per-share basis, basic and diluted loss applicable to common stockholders for the first quarter of fiscal 2009 and for the first quarter of fiscal 2008 were $1.95 and $0.34, respectively.
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
We may elect to selectively pursue acquisitions. Accordingly, depending on the nature of the acquisition or currency, we may use cash or stock, or a combination of both, as acquisition currency. Our cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with any acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, our liquidity position may be adversely impacted. In addition, there can be no assurance that we will be successful in completing acquisitions in the future. For a discussion of the risks associated with acquisitions, see the risk factor “Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows” set forth under Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the SEC.
The following tables indicate our working capital and cash flows for the periods indicated.

	April 4, 2009	January 3, 2009
	(Dollars in thousands)
	(Unaudited)
Working capital	$269,897	$320,527

	Period from	Period from
	January 4, 2009	December 30, 2007
	to	to
	April 4, 2009	March 29, 2008
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(21,261)	$(21,089)
Cash flows provided by (used in) investing activities	255	(350)
Cash flows (used in) provided by financing activities	$(69,317)	$22,636
Working Capital
Working capital decreased by $50.6 million to $270 million at April 4, 2009 primarily as a result of the net loss recorded for the period as well as decreases in inventories and increases in accounts payable partially offset by decreases in current maturities of long-term debt, increases in accounts receivable, and decreases in cash. The $60.0 million of cash on our balance sheet at April 4, 2009 primarily reflects cash generated due to reductions in working capital during fiscal 2008 and customer remittances received in our lock boxes on Friday and Saturday that are not available until Monday, which is part of the following fiscal period.
Operating Activities
During the first quarter of fiscal 2009, cash flows used in operating activities totaled $21.3 million. The primary driver of cash flow used in operations was a net loss, as adjusted for non-cash charges, of $21.0 million.
During the first quarter of fiscal 2008, cash flows used in operating activities totaled $21.1 million. The primary driver of cash flow used in operations was a net loss, as adjusted for non-cash charges, of $8.0 million and increases in working capital of $7.3 million. In addition, our cash collateral related to our interest rate swap increased by $4.0 million.
Investing Activities
During the first quarter of fiscal 2009 and fiscal 2008, cash flows provided by (used in) investing activities totaled $0.3 million and $(0.4) million, respectively.
During the first quarter of fiscal 2009 and fiscal 2008, our expenditures for property and equipment were $0.2 million and $1.0 million, respectively. Our capital expenditures for fiscal 2009 are anticipated to be paid from current cash.
Proceeds from the disposition of property totaled $0.4 million and $0.6 million for the first quarter of fiscal 2009 and fiscal 2008, respectively.
Financing Activities
Net cash (used in) provided by financing activities was $(69.3) million and $22.6 million during the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively. The net cash used in financing activities in the first quarter of fiscal 2009 primarily reflected the decrease in our revolving credit facility of $60.0 million and a decrease in bank overdrafts of $8.5 million. The net cash provided by financing activities for the first quarter of fiscal 2008 primarily reflected a $25.8 million increase in our revolving credit facility offset by a decrease in bank overdrafts of $3.4 million. We paid no dividends to our common stockholders in the first quarters of fiscal 2009 and fiscal 2008.
Debt and Credit Sources
As of April 4, 2009, advances outstanding under our revolving credit facility were approximately $96.0 million. Borrowing availability was approximately $180 million and outstanding letters of credit on this facility were approximately $12.9 million. As of April 4, 2009, the interest rate on outstanding balances under the revolving credit facility was 2.8%.

During the first quarter of fiscal 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million effective March 30, 2009. The reduction in the revolving loan threshold limit does not impact our available borrowing capacity under our revolving credit facility as our current eligible accounts receivable and inventory (our “borrowing base”) do not support up to $800 million in borrowings. We do not anticipate our borrowing base will support borrowings in excess of $500 million at any point during the remaining life of the credit facility. This cost-saving initiative will allow us to reduce our interest expense $0.8 million per year by lowering our unused line fees. As a result of this action, we recorded expense of $1.4 million for the write-off ($0.9 million, net of tax) of deferred financing costs that had been capitalized associated with the portion of the revolver that was reduced in the first quarter of fiscal 2009.
On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap has a notional amount of $150 million and the terms call for us to receive interest monthly at a variable rate equal to 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap was designated as a cash flow hedge.
At April 4, 2009 and January 3, 2009, the fair value of the interest rate swap was a liability of $12.7 million and $13.2 million, respectively. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheet.
Through January 3, 2009, the hedge was highly effective in offsetting changes in expected cash flows. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge are reflected in current period earnings. For the first quarter of fiscal 2008, we recognized immaterial amounts of expense related to the ineffective portion of the hedge.
During the first quarter of fiscal 2009, we reduced our borrowings under the revolving credit facility by $60.0 million, which reduced outstanding debt below the interest rate swap’s notional amount of $150 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt. Charges associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations were approximately $4.8 million ($2.9 million, net of tax) and are comprised of a $5.9 million ($3.6 million, net of tax) charge on the date we reduced our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount, $1.0 million ($0.6 million, net of tax) of amortization of accumulated other comprehensive loss and $(2.1) million ($(1.3) million, net of tax) related to fair value changes since the date of the reduction.
On May 1, 2009, we used cash on hand to reduce our borrowings under the revolving credit facility by an additional $15.0 million. This repayment will result in a second quarter non-cash charge of approximately $1.3 million recorded in interest expense at the payment date. The remaining $6.2 million of accumulated other comprehensive loss will be amortized over the remaining 25 month term of the interest rate swap and recorded as interest expense. Approximately $3.4 million will be amortized over the next 12 months and recorded as interest expense. All future changes in the fair value of the interest rate swap during the remaining term of the interest rate swap will be recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.
The following table presents a reconciliation of our interest rate swap measured at fair value in accumulated other comprehensive loss as of April 4, 2009 (in thousands, net of tax):

Balance at January 3, 2009	$8,038
Increase in fair value included in accumulated other comprehensive loss	937
Charges associated with ineffective interest rate swap	(4,168)

Balance at April 4, 2009	$4,807

On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan. During the fourth quarter of fiscal 2008, we reduced the principal amount of the mortgage loan by $6.1 million. The mortgage has a term of ten years and is now secured by 56 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. The mortgage loan requires interest-only payments for the first five years followed by level monthly payments of principal and interest based on an amortization period of thirty years. The balance of the loan outstanding at the end of ten years will then become due and payable. This mortgage replaced our previously existing $165 million floating rate mortgage, which had a 7.4% interest rate when it was terminated, with a fixed rate mortgage loan.

Contractual Obligations
On April 27, 2009, we executed an agreement with Georgia-Pacific to terminate our Supply Agreement with respect to the distribution of Georgia-Pacific plywood, OSB, and lumber by us. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from Georgia-Pacific. As of January 3, 2009, our minimum purchases requirement had totaled $31.9 million. There have been no other changes to our contractual obligations since the filing of our 2008 Form 10-K
Critical Accounting Policies
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
Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At April 4, 2009 and January 3, 2009, these reserves totaled $11.0 million and $10.1 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.

Inventory Valuation
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At April 4, 2009 and January 3, 2009, the lower of cost or market reserve totaled $0.6 million and $3.4 million, respectively.
Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch, or discontinued items. At April 4, 2009 and January 3, 2009, our damaged, excess and obsolete inventory reserves totaled $3.7 million and $4.0 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.
Stock-Based Compensation
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
Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of April 4, 2009, there was $1.4 million, $4.6 million, $0.1 million and $0.5 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares is expected to be recognized over a period of 1.9 years, 2.0 years, 1.0 years and 1.7 years, respectively. As of January 3, 2009, there was $1.7 million, $3.7 million, $0.1 million and $0.7 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares is expected to be recognized over a period of 2.1 years, 2.0 years, 1.0 years and 2.0 years, respectively. For the first quarter of fiscal 2009 and for the first quarter of fiscal 2008, our total stock-based compensation expense was $0.6 million and $0.1 million, respectively. We also recognized related income tax benefits of $0.2 million, $0.02 million, respectively.
Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At April 4, 2009 and January 3, 2009, the vendor rebate receivable totaled $4.4 million and $6.3 million, respectively.
In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At April 4, 2009 and January 3, 2009, the customer rebate payable totaled $3.6 million and $7.3 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.

Fair Value Measurements
We apply Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements to all applicable financial and non-financial assets. SFAS 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies inputs used to measure fair value into the following hierarchy:

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
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i) the present value factors used in determining fair value (ii) projected LIBOR, and (iii) the risk of counterparty non-performance risk. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at April 4, 2009 and at January 3, 2009 due to the fact that the interest rate swap was supported by cash collateral. The fair value of the interest rate swap was a liability of $12.7 million and $13.2 million at April 4, 2009 and January 3, 2009, respectively. These balances were included in “Other current liabilities” and “Other non-current liabilities” on our Consolidated Balance Sheets.
Impairment of Long-Lived Assets
Under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. Our fair value estimate for fixed assets and intangible long-lived assets are considered to be level 3 measurements in the fair value hierarchy as defined in Note 10 in our Annual Report on Form 10-K for the year ended January 3, 2009. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Our judgment regarding the existence of impairment indicators is based on market and operational performance.
Income Taxes
Our financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income tax incurred during fiscal 2008 and the first quarter of fiscal 2009, as well as deferred income tax assets resulting from temporary differences in prior tax years. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income. We considered all of the available positive and negative evidence. Based on the weight of available evidence, we recorded a full valuation allowance of $40.2 million against deferred tax assets during the first quarter of fiscal 2009. The establishment of this valuation allowance during the first quarter of fiscal 2009 was offset by the tax benefit realized as a result of the first quarter of fiscal 2009 pre-tax loss incurred by us and resulted in an income tax expense of $28.0 million for the quarter.

If the realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect the financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss; changes to the valuation allowance; changes to federal or state tax laws; and as a result of acquisitions.
Restructuring Charges
During fiscal 2008 and fiscal 2007, we vacated leased office space. We accounted for these transactions in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires that a liability be recognized for a cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. At April 4, 2009 and January 3, 2009, the reserve for exit costs totaled $13.6 million and $14.1 million, respectively
Self-Insurance
It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $1.0 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At April 4, 2009 and January 3, 2009, the self-insurance reserves totaled $8.8 million and $8.9 million, respectively.
Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP 107-1”), which will require that the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, (“SFAS 107”) be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on our Consolidated Financial Statements.
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

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” This FSP was effective for us on January 4, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The adoption of FSP 03-6-1 did not have an impact on our Consolidated Financial Statements. For additional information about our share-based payment awards, refer to Note 5 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.
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
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 was effective for us on January 4, 2009. The adoption of FSP 142-3 did not have an impact on our Consolidated Financial Statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 was effective for us, on a prospective basis, on January 4, 2009. The adoption of SFAS 161 did not have a material impact on our Consolidated Financial Statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R was effective for us, on a prospective basis, on January 4, 2009. We expect SFAS 141R will have an impact on our accounting for business combinations, but the effect is dependent upon the acquisitions that are made in the future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, other than those discussed below.
Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. A change of 100 basis points in the market rate of interest would have an immaterial impact based on borrowings outstanding at April 4, 2009. Additionally, to the extent changes in interest rates impact the housing market, demand for our products would be impacted by such changes.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the quarter ended April 4, 2009, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the SEC, except as noted below.
Georgia-Pacific is our largest supplier, accounting for approximately 21% and approximately 25% of our purchases during fiscal 2008 and fiscal 2007, respectively. On May 7, 2004, we entered into a multi-year Supply Agreement with Georgia-Pacific. The Supply Agreement had a five-year initial term expiring on May 7, 2009. On June 6, 2008, Georgia-Pacific notified us of its intent to terminate this Supply Agreement, effective May 7, 2010. On April 27, 2009, we entered into a Termination and Modification Agreement (“Modification Agreement”) related to our Master Purchase, Supply and Distribution Agreement with Georgia-Pacific. The Modification Agreement effectively terminates the existing Supply Agreement with respect to the distribution of Georgia-Pacific plywood, oriented strand board and lumber by us. Exhibit B of the Supply Agreement, which covers decorative paneling products, is excluded from the termination and shall remain in force until May 7, 2010. We will continue to distribute a variety of Georgia-Pacific building products, including Engineered Lumber, which is covered under a three-year purchase agreement dated February 12, 2009. If Georgia-Pacific and BlueLinx are unable to agree on supply arrangements for products other than engineered lumber or Georgia-Pacific otherwise discontinues sales of product to us, we could experience a product shortage unless and until we obtain a replacement supplier or suppliers. We may not be able to obtain replacement products on favorable economic terms. An inability to replace products on favorable economic terms could adversely impact our net sales and our costs, which in turn could impact our gross profit, net income and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 22, 2008, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to $10,000,000 of our outstanding common stock through December 22, 2010. The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time.
The table below sets forth repurchases made pursuant to the program for the periods indicated during the first quarter of fiscal 2009.

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total	Average	as Part of Publicly	Shares that May
	Number of	Price Paid	Announced	Yet Be Purchased
Period	Shares	Per Share	Program	Under the Program
January 4 – February 3	92,000	$2.50	92,000	$9,770,000
February 4 – March 3	138,262	$2.17	230,262	$9,469,971
March 4 – April 4	132,756	$1.97	363,018	$9,208,442
Total	363,018	$2.18	363,018	$9,208,442

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Settlement Agreement and General Release between Duane Goodwin and BlueLinx Corporation dated March 27, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc. (Registrant)
Date: May 12, 2009	/s/ H. Douglas Goforth
H. Douglas Goforth Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Settlement Agreement and General Release between Duane Goodwin and BlueLinx Corporation dated March 27, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.