Form 10-Q
period 2009-07-04
BlueLinx Holdings Inc.
filed 2009-08-11
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2009 there were 32,240,524 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended July 4, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Second Quarter
	Period from	Period from
	April 5, 2009	March 30, 2008
	to	to
	July 4, 2009	June 28, 2008
Net sales	$423,526	$834,669
Cost of sales	375,226	727,234

Gross profit	48,300	107,435

Operating expenses:
Selling, general, and administrative	50,852	81,227
Net gain from terminating the Georgia-Pacific supply agreement	(17,351)	—
Depreciation and amortization	4,241	5,103

Total operating expenses	37,742	86,330

Operating income	10,558	21,105
Non-operating expenses:
Interest expense	8,506	9,385
Charges associated with ineffective interest rate swap, net	1,078	—
Other expense, net	315	190

Income before provision for income taxes	659	11,530
Provision for income taxes	31	4,931

Net income	$628	$6,599

Basic weighted average number of common shares outstanding	32,566	32,409

Basic net income per share applicable to common stock	$0.02	$0.20

Diluted weighted average number of common shares outstanding	32,664	32,498

Diluted net income per share applicable to common stock	$0.02	$0.20

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	Period from	Period from
	January 4, 2009	December 29, 2007
	to	to
	July 4, 2009	June 28, 2008
Net sales	$830,637	$1,551,429
Cost of sales	738,061	1,366,191

Gross profit	92,576	185,238

Operating expenses:
Selling, general, and administrative	108,517	161,862
Net gain from terminating the Georgia-Pacific supply agreement	(17,351)	—
Depreciation and amortization	9,271	10,071

Total operating expenses	100,437	171,933

Operating (loss) income	(7,861)	13,305
Non-operating expenses:
Interest expense	16,623	18,739
Charges associated with ineffective interest rate swap, net	5,910	—
Write-off of debt issue costs	1,407	—
Other expense, net	158	320

Loss before provision for (benefit from) income taxes	(31,959)	(5,754)
Provision for (benefit from) income taxes	28,066	(1,762)

Net loss	$(60,025)	$(3,992)

Basic weighted average number of common shares outstanding	31,054	31,003

Basic net loss per share applicable to common stock	$(1.93)	$(0.13)

Diluted weighted average number of common shares outstanding	31,054	31,003

Diluted net loss per share applicable to common stock	$(1.93)	$(0.13)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 4, 2009	January 3, 2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$53,011	$150,353
Receivables, net	160,785	130,653
Inventories, net	162,579	189,482
Deferred income tax assets	578	11,868
Other current assets	48,387	37,351

Total current assets	425,340	519,707

Property, plant, and equipment:
Land and land improvements	52,961	53,426
Buildings	96,784	96,159
Machinery and equipment	70,187	70,491
Construction in progress	1,015	2,035

Property, plant, and equipment, at cost	220,947	222,111
Accumulated depreciation	(76,776)	(69,336)

Property, plant, and equipment, net	144,171	152,775
Non-current deferred income tax assets	—	17,468
Other non-current assets	41,222	42,457

Total assets	$610,733	$732,407

Liabilities:
Current liabilities:
Accounts payable	$104,998	$78,367
Bank overdrafts	14,387	24,715
Accrued compensation	5,466	11,552
Current maturities of long-term debt	25,000	60,000
Other current liabilities	25,882	24,546

Total current liabilities	175,733	199,180

Non-current liabilities:
Long-term debt	341,669	384,870
Non-current deferred income tax liabilities	578	—
Other non-current liabilities	44,049	45,505

Total liabilities	562,029	629,555

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,952,876 and 32,362,330 shares issued at July 4, 2009 and January 3, 2009, respectively; and 32,316,571 and 32,362,330 outstanding at July 4, 2009 and January 3, 2009, respectively	323	323
Additional paid-in capital	143,956	144,148
Accumulated other comprehensive loss	(10,851)	(16,920)
Accumulated deficit	(84,724)	(24,699)

Total shareholders’ equity	48,704	102,852

Total liabilities and shareholders’ equity	$610,733	$732,407

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	Period from	Period from
	January 4, 2009	December 29, 2007
	to	to
	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net loss	$(60,025)	$(3,992)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation and amortization	9,271	10,071
Amortization of debt issue costs	1,229	1,215
Net gain from terminating the Georgia-Pacific supply agreement	(17,351)	—
Payment (first installment) from terminating the Georgia-Pacific supply agreement	4,706	—
Gain from sale of properties	(4,237)	—
Prepayment fees associated with sale of facility	616	—
Charges associated with ineffective interest rate swap	5,910	—
Write-off of debt issue costs	1,407	—
Deferred income tax provision (benefit)	27,228	(2,931)
Share-based compensation expense	1,431	1,119
Excess tax benefits from share-based compensation arrangements	—	(76)
Changes in assets and liabilities:
Receivables	(30,132)	(31,905)
Inventories	26,903	20,519
Accounts payable	26,631	11,883
Changes in other working capital	(3,629)	22,283
Other	(2,797)	2,589

Net cash (used in) provided by operating activities	(12,839)	30,775

Cash flows from investing activities:
Property, plant and equipment investments	(688)	(1,502)
Proceeds from disposition of assets	6,995	827

Net cash provided by (used in) investing activities	6,307	(675)

Cash flows from financing activities:
Repurchase of common stock	(1,624)	—
Proceeds from stock options exercised	—	434
Excess tax benefits from share-based compensation arrangements	—	76
Decrease in revolving credit facility	(75,000)	(17,487)
Payment of principal on mortgage	(3,201)	—
Prepayment fees associated with sale of facility	(616)	—
(Decrease) increase in bank overdrafts	(10,328)	903
Other	(41)	6

Net cash used in financing activities	(90,810)	(16,068)

(Decrease) increase in cash	(97,342)	14,032
Balance, beginning of period	150,353	15,759

Balance, end of period	$53,011	$29,791

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 4, 2009
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
We believe the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material. In addition, the operating results for interim periods may not be indicative of the results of operations for a full year. We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors, with the second and third quarters typically accounting for the highest sales volumes. These seasonal factors are common in the building products distribution industry.
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
All revenues are recorded at gross in accordance with the guidance outlined by Emerging Issues Task Force, “Reporting Revenue Gross as a Principal versus Net as an Agent”, (“EITF 99-19”) and in accordance with standard industry practice. The key indicators used to determine when and how revenue is recorded are as follows:
•	We are the primary obligor responsible for fulfillment.
•	Title passes to BlueLinx, and we carry all risk of loss related to warehouse, reload and inventory shipped directly from vendors to our customers.
•	We are responsible for all product returns.
•	We control the selling price.
•	We select the supplier.
•	We bear all credit risk.

In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. Once the inventory is sold by the customer, we recognize revenue. We record revenue on a gross basis due to the guidance outlined above relative to EITF 99-19.
All revenues recognized are net of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been insignificant for each of the reported periods.
Cash and Cash Equivalents
Cash and cash equivalents include all highly-liquid investments with maturity dates of less than three months when purchased.
Restricted Cash
We had restricted cash of $29.0 million and $25.5 million at July 4, 2009 and January 3, 2009 respectively. Restricted cash primarily includes amounts held in escrow related to our interest rate swap and mortgage. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Condensed Consolidated Balance Sheets.
The table below provides the balances of each individual component in restricted cash as of July 4, 2009 and January 3, 2009 (in thousands):

	At July 4,	At January 3,
	2009	2009
Cash in escrow:
Interest rate swap	$10,920	$13,590
Mortgage	16,661	10,303
Other	1,429	1,626

Total	$29,010	$25,519

Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will ultimately be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At July 4, 2009 and January 3, 2009, these reserves totaled $11.0 million and $10.1 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.
Inventory Valuation
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At July 4, 2009, the market value of our inventory exceeded its cost. At January 3, 2009, the lower of cost or market reserve totaled $3.4 million. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.
Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At July 4, 2009 and January 3, 2009, our damaged, excess and obsolete inventory reserves totaled $2.8 million and $4.0 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.

We have included all charges directly or indirectly incurred in bringing inventory to its existing condition and location, including the allocation of depreciation and amortization.
Consignment Inventory
From time to time, we enter into consignment inventory agreements with our vendors. This vendor consignment inventory relationship allows us to obtain and store vendor inventory at our warehouses and third-party (“reload”) facilities; however, ownership and risk of loss remains with the vendor. When the inventory is sold, we are required to the pay the vendor.
Earnings per Common Share
Effective January 4, 2009, we adopted FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”), which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Restricted stock granted by us to certain management level employees participate in dividends on the same basis as common shares and are nonforfeitable by the holder. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding for the periods that present net income. Given that the restricted stockholders do not have a contractual obligation to participate in the losses, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. In addition, because the inclusion of such unvested restricted shareholders in our basic and dilutive per shares calculations would be antidilutive, we have not included 1,541,803 and 1,329,554 of unvested restricted shares that participated in dividends in our basic and dilutive calculations for the first six months of fiscal 2009 and for the first six months of fiscal 2008, respectively, because both periods reflected net losses. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. The provisions of this FSP are retroactive; therefore, prior periods have been adjusted when necessary.
Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. During fiscal 2008, we granted 440,733 performance shares under our 2006 Long-Term Incentive Plan in which shares are issuable upon satisfaction of certain performance criteria. As of July 4, 2009, we assumed that a total of 233,306 performance shares will eventually vest based on our assumption that certain performance criteria will be met and that certain shares will be forfeited over the vesting term. The 233,306 performance shares we assume will vest were included in the computation of diluted earnings per share. We will continue to evaluate the effect of the performance conditions on our diluted earnings per share calculation in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and will change our assumption if it becomes probable that the performance conditions will not be met. Our restricted stock units are settled in cash upon vesting and are considered liability awards. Therefore, these restricted stock units are not included in the computation of the basic and diluted earnings per share.
For the second quarter of fiscal 2009 and for the first six months of fiscal 2009, we excluded 928,315 and 2,703,424 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive. For the second quarter of fiscal 2008 and for the first six months of fiscal 2008, we excluded 1,333,382 and 2,858,607 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive.
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
Under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), we recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Condensed Consolidated Statement of Operations.
As of July 4, 2009, there was $1.2 million, $3.9 million, $0.4 million and $0.1 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 1.6 years, 1.8 years, 1.5 years, and 0.4 years, respectively. As of June 28, 2008, there was $2.1 million, $5.0 million, $1.2 million and $0.2 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 2.7 years, 2.5 years, 2.5 years, and 1.3 years, respectively. For the second quarter of fiscal 2009 and for the first six months of fiscal 2009, our total stock-based compensation expense was $0.9 million and $1.5 million, respectively. For the second quarter of fiscal 2008 and for the first six months of fiscal 2008, our total stock-based compensation expense was $1.2 million. We also recognized related income tax benefits of $0.5 million for the second quarter of fiscal 2008 and for the first six months of fiscal 2008. There were no options exercised during the first six months of fiscal 2009. During the first six months of fiscal 2008, total stock options exercised were 115,758.
The following table depicts the weighted average assumptions used in connection with the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted during the first six months of fiscal 2008 (there were no options granted during the first six months of fiscal 2009):

	Period from December 29, 2007 to June 28, 2008
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
In determining the expected life, we did not rely on our historical exercise data as it does not provide a reasonable basis upon which to estimate future expected lives due to limited experience of employee exercises. Instead, we followed a simplified method based on the vesting term and contractual term as permitted under SEC Staff Accounting Bulletin No. 107. The expected volatility is based on the historical volatility of our common stock. The range of risk-free rates used for the first six months of fiscal 2008 was from 2.11% to 2.70%. These rates were based on the U.S. Treasury yield with a term that is consistent with the expected life of the stock options.
Income Taxes
Our financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income taxes incurred during fiscal 2008 and the first six months of fiscal 2009, as well as deferred income tax assets resulting from temporary differences. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income. We considered all of the available positive and negative evidence. Based on the weight of available evidence, we recorded a full valuation allowance of $40.2 million against deferred tax assets during the first quarter of fiscal 2009, which resulted in net income tax expense of $28.1 million for the first six months of fiscal 2009.
If the realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect the financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal or state tax laws, and as a result of acquisitions.
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
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, management’s decision to exit a facility, reductions in the fair market value of real properties and changes in other circumstances that indicate the carrying amount of an asset may not be recoverable.
Our evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual distribution facility. The assets of each distribution facility, with indicators of impairment, are evaluated by comparing the facility’s undiscounted cash flows to its carrying value. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and the estimated fair market value. Impairment losses are recorded as a component of “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Operations.
Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. Our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 10 in our Annual Report on Form 10-K for the year ended January 3, 2009.

Currently, we are experiencing a reduction in operating income at the distribution facility level due to the ongoing downturn in the housing market. To the extent that reductions in discounted cash flows have resulted in impairment indicators we have not noted reductions in fair value that would indicate impairment. In addition, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.
During the second quarter of fiscal 2008, we recorded a non-cash impairment charge of $0.7 million to reduce the carrying value of certain long-lived assets to fair value as a result of unfavorable market conditions associated with our custom million operations in California. These impairment charges were included in “Selling, general and administrative” expense on our Condensed Consolidated Statement of Operations for the second quarter and the first six months of fiscal 2008.
Self-Insurance
It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $1.0 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At July 4, 2009 and January 3, 2009, the self-insurance reserves totaled $9.1 million and $8.9 million, respectively.
3. Restructuring Charges
We account for exit and disposal costs in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires that a liability be recognized for a cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e. the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs are included in “Selling, general, and administrative” expenses in the Condensed Consolidated Statements of Operations and “Other current liabilities” and “Other non-current liabilities” on the Condensed Consolidated Balance Sheets at July 4, 2009 and January 3, 2009.
We account for severance and outplacement costs in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits-an amendment to FASB Statements No. 5 and 43” (“SFAS 112”). These costs were included in “Selling, general, and administrative” expenses in the Condensed Consolidated Statements of Operations and in “Accrued Compensation” on the Condensed Consolidated Balance Sheets at July 4, 2009 and January 3, 2009.
2007 Facility Consolidation and Severance Costs
During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings and reduction in force initiatives which resulted in charges of $17.1 million during the fourth quarter of fiscal 2007. Since the inception of this plan, we recorded an additional charge of $2.4 million related to an assumption change related to an increase to the anticipated time required to sublease the vacated headquarters’ building during the fourth quarter of fiscal 2008. As of July 4, 2009 and January 3, 2009, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.

The table below summarizes the balance of accrued facility consolidation reserve and the changes in the accrual for the second quarter ended July 4, 2009 (in thousands):

Balance at April 4, 2009	$12,032
Charges	—
Payments	(530)
Accretion of discount used to calculate liability	154

Balance at July 4, 2009	$11,656

The table below summarizes the balance of accrued facility consolidation reserve and the changes in the accrual for the six months ended July 4, 2009 (in thousands):

Balance at January 3, 2009	$12,340
Charges	—
Payments	(1,066)
Accretion of discount used to calculate liability	382

Balance at July 4, 2009	$11,656

2008 Facility Consolidation and Severance Costs
During fiscal 2008, our board of directors approved a plan to exit our custom milling operations in California primarily due to the impact of unfavorable market conditions on that business. The closure of the custom milling facilities resulted in facility consolidation charges of $2.0 million during fiscal 2008. In addition, we recorded severance and outplacement costs of $1.0 million in connection with involuntary terminations at our custom milling facilities and $4.2 million from reduction in force initiatives. At January 3, 2009, our severance reserve totaled $0.5 million. As of July 4, 2009, all amounts related to these activities were paid.
During the second quarter of fiscal 2009, we modified certain assumptions related to sublease income that resulted in a reduction to the reserve of approximately $0.3 million.
The table below summarizes the balance of accrued facility consolidation reserve and the changes in the accrual for the second quarter ended July 4, 2009 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at April 4, 2009	$1,535	$111	$1,646
Assumption changes	(254)	—	(254)
Payments	(282)	(34)	(316)
Accretion of discount used to calculate liability	31	—	31

Balance at July 4, 2009	$1,030	$77	$1,107

The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accruals as of and for the six months ended July 4, 2009 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at January 3, 2009	$1,792	$512	$2,304
Assumption changes	(254)	—	(254)
Payments	(567)	(435)	(1,002)
Accretion of discount used to calculate liability	59	—	59

Balance at July 4, 2009	$1,030	$77	$1,107

2009 Facility Consolidations and Severance
During the second quarter of fiscal 2009, we exited our BlueLinx Hardwoods facility in Austin Texas to improve overall effectiveness and efficiency by transferring operations to our San Antonio and Houston branches. The result of exiting our Austin facility resulted in charges of $0.7 million. In addition, we recorded severance charges related to reduction in force initiatives of $1.4 million.
The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accrual for the second quarter ended July 4, 2009 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at April 4, 2009	$—	$644	$644
Charges	731	343	1,074
Payments	—	(907)	(907)
Accretion of discount used to calculate liability	—	—	—

Balance at July 4, 2009	$731	$80	$811

The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accrual for the six months ended July 4, 2009 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at January 3, 2009	$—	$—	$—
Charges	731	1,422	2,153
Payments	—	(1,342)	(1,342)
Accretion of discount used to calculate liability	—	—	—

Balance at July 4, 2009	$731	$80	$811

4. Assets Held for Sale and Net Gain on Disposition
As part of our restructuring efforts to improve our cost structure and cash flow, we closed certain facilities during fiscal 2009 and fiscal 2008. As of July 4, 2009 and January 3, 2009, total assets held for sale were $1.8 million and $3.0 million, respectively, and were included in “Other current assets” in our Condensed Consolidated Balance Sheets. During the second quarter of fiscal 2009, we sold certain real properties that resulted in a $4.2 million gain recorded in “Selling, general, and administrative” expenses in the Condensed Consolidated Statements of Operations.
5. Comprehensive Income (Loss)
The calculation of comprehensive income (loss) is as follows (in thousands):

	Second Quarter
	Period from	Period from
	April 5, 2009	March 30, 2008
	to	to
	July 4, 2009	June 28, 2008
Net income	$628	$6,599
Other comprehensive income:
Foreign currency translation, net of taxes	734	151
Unrealized gain from cash flow hedge, net of taxes	—	3,009
Interest expense recognized related to ineffective interest rate swap, net of taxes	2,182	—

Comprehensive income	$3,544	$9,759

	Six Months Ended
	Period from	Period from
	January 4, 2009	December 29, 2007
	to	to
	July 4, 2009	June 28, 2008
Net loss	$(60,025)	$(3,992)
Other comprehensive income (loss):
Foreign currency translation, net of taxes	593	(396)
Unrealized gain from cash flow hedge, net of taxes	—	178
Interest expense recognized related to ineffective interest rate swap, net of taxes	5,476	—

Comprehensive loss	$(53,956)	$(4,210)

For the second quarter of fiscal 2009, the income tax effects related to foreign currency translation was $0.5 million. Due to our interest rate swap becoming ineffective, as well as our decision to record a full valuation allowance against our deferred tax assets, we will recognize the income tax effect associated with unrealized losses, initially recorded in other comprehensive income and subsequently charged to earnings, when the interest rate swap terminates. For the second quarter of fiscal 2008, the income tax effects related to foreign currency translation and our interest rate swap were $0.1 million and $1.9 million, respectively.
For the first six months of fiscal 2009, the income tax effects related to foreign currency translation and our interest rate swap were $0.4 million and $2.8 million, respectively. For the first six months fiscal 2008, the income tax effects related to foreign currency translation and our interest rate swap were $(0.3) million and $0.1 million, respectively.
6. Employee Benefits
Defined Benefit Pension Plans
Most of our hourly employees participate in noncontributory defined benefit pension plans, which include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We are not required to make a contribution to the hourly pension plan in fiscal 2009. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.
Net periodic pension cost for our pension plans included the following (in thousands):

	Second Quarter
	Period from	Period from
	April 5, 2009	March 30, 2008
	to	to
	July 4, 2009	June 28, 2008

Service cost	$452	$561
Interest cost on projected benefit obligation	1,125	1,109
Expected return on plan assets	(1,132)	(1,501)
Amortization of unrecognized loss (gain)	180	(91)

Net periodic pension cost	$625	$78

	Six Months Ended
	Period from	Period from
	January 4, 2009	December 29, 2007
	to	to
	July 4, 2009	June 28, 2008

Service cost	$904	$1,122
Interest cost on projected benefit obligation	2,250	2,218
Expected return on plan assets	(2,264)	(3,002)
Amortization of unrecognized loss (gain)	360	(182)
Amortization of unrecognized prior service cost	—	1

Net periodic pension cost	$1,250	$157

7. Revolving Credit Facility
As of July 4, 2009, we had outstanding borrowings of $81.0 million and excess availability of $184 million under the terms of our revolving credit facility. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $56.0 million as long-term debt. As of July 4, 2009 and January 3, 2009, we had outstanding letters of credit totaling $13.6 million and $12.9 million, respectively, primarily for the purposes of securing collateral requirements under the casualty insurance programs for us and for guaranteeing payment of international purchases based on the fulfillment of certain conditions. Our revolving credit facility contains customary negative covenants and restrictions for asset based loans. The most significant restriction is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below $40.0 million. The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our revolving credit facility is less than $40.0 million for three consecutive business days. As of July 4, 2009, we had $184 million in excess availability and were in compliance with all covenants.
Under our revolving credit facility agreement, we are required to maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than $40.0 million for three consecutive business days or in the event of default. Our revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.
Effective March 30, 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million. This reduction does not impact our available borrowing capacity under our revolving credit facility as our current eligible accounts receivable and inventory (our “borrowing base”) do not support up to $800 million in borrowings. We do not anticipate our borrowing base will support borrowings in excess of $500 million at any point during the remaining life of the credit facility. This cost-saving initiative will allow us to reduce our interest expense by $0.8 million annually by lowering our unused line fees. As a result of this action, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized associated with the reduced borrowing capacity that was reduced during the first quarter of fiscal 2009.
8. Derivatives
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
Through January 3, 2009, the hedge was highly effective in offsetting changes in expected cash flows. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge were reflected in earnings. For the first quarter of fiscal 2008, we recognized immaterial amounts of expense related to the ineffective portion of the hedge.

On January 9, 2009, we reduced our borrowings under the revolving credit facility by $60.0 million, which reduced outstanding debt below the interest rate swap’s notional amount of $150 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt during the first quarter of fiscal 2009. As a result, any prospective changes in fair value of the instrument will be recorded through earnings. Charges associated with the ineffective interest rate swap recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2009 were approximately $4.8 million and are comprised of a $5.9 million charge on the date we reduced our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount, $1.0 million of amortization of accumulated other comprehensive loss and $(2.1) million related to fair value changes since the date of the reduction.
During the second quarter of fiscal 2009, we further reduced our borrowings under the revolving credit by $15.0 million. Charges associated with the ineffective interest rate swap during the second quarter of fiscal 2009 were $1.3 million on the date we reduced our borrowings outstanding by $15.0 million, $0.9 million of amortization of accumulated other comprehensive loss, and $(1.1) million related to fair value changes since the date of reduction. Due to our interest rate swap becoming ineffective, as well as our decision to record a full valuation allowance against deferred tax assets, we will recognize the income tax effect associated with unrealized losses initially recorded in other comprehensive income and subsequently charged to earnings when the interest rate swap terminates.
On July 15, 2009, we used cash on hand to reduce our borrowings under the revolving credit facility by an additional $25.0 million. This payment will result in a third quarter non-cash charge of approximately $1.9 million recorded in interest expense on the payment date. The remaining $3.7 million of accumulated other comprehensive loss will be amortized over the remaining 22 month term of the interest rate swap and recorded as interest expense. Approximately $1.8 million will be amortized over the next 12 months and recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.
The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of July 4, 2009 (in thousands, net of tax):

Balance at January 3, 2009	$8,038
Charges associated with ineffective interest rate swap	(5,476)

Balance at July 4, 2009	$2,562

9. Mortgage
On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of us entered into a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 55 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%.
During the second quarter of fiscal 2009, we sold certain real properties that ceased operations. As a result of the sale of one of these properties during the second quarter of fiscal 2009, we reduced our mortgage loan by $3.2 million and incurred a mortgage prepayment penalty of $0.6 million recorded in “Interest expense” on the Condensed Consolidated Statements of Operations.
The mortgage loan requires interest-only payments through June 2011. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2011	$1,817
2012	3,813
2013	4,119
2014	4,392
2015	4,683
Thereafter	266,845

10. Fair Value Measurements
We apply Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements to all applicable financial and non-financial assets. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies inputs used to measure fair value into the following hierarchy:

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
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i.) the present value factors used in determining fair value (ii.) projected LIBOR, and (iii.) the risk of non-performance risk. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of non-performance on the interest rate swap liability that is not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at July 4, 2009 and at January 3, 2009 due to the fact that the interest rate swap was fully collaterized. The fair value of the interest rate swap was a liability of $11.6 million and $13.2 million at July 4, 2009 and January 3, 2009, respectively. These balances are included in “Other current liabilities” and “Other non-current liabilities” on the Condensed Consolidated Balance Sheets.
The following table presents a reconciliation of the level 3 interest rate swap measured at fair value on a recurring basis as of July 4, 2009 (in thousands):

Fair value at January 3, 2009	$(13,229)
Unrealized gains included in earnings, net	3,209
Unrealized losses in accumulated other comprehensive income, net of taxes	(1,533)

Fair value at July 4, 2009	$(11,553)

The $3.2 million unrealized gain was included in “Interest expense” in the Condensed Consolidated Statements of Operations.
Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. At July 4, 2009, the carrying value and fair value of our mortgage was $286 million and $279 million, respectively.
11. Termination and Modification Agreement with G-P
On April 27, 2009, we entered into a Termination and Modification Agreement (“Modification Agreement”) related to our Supply Agreement with G-P. The Modification Agreement effectively terminates the existing Supply Agreement with respect to our distribution of G-P plywood, oriented strand board and lumber. We will continue to distribute a variety of G-P building products, including engineered lumber, which is covered under a three-year purchase agreement dated February 12, 2009. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from G-P. As of January 3, 2009, our minimum purchases requirement had totaled $31.9 million.

G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one-year earlier than the originally agreed upon May 7, 2010 termination date. Under the terms of the Modification Agreement, we will receive four quarterly cash payments of $4.7 million, which began on May 1, 2009 and will end on February 1, 2010. As a result of the termination, we recognized a net gain of $17.4 million in the second quarter of fiscal 2009 as a reduction to operating expense. The gain was net of a discount of $0.4 million and a $1.0 million write-off of an intangible asset associated with the Supply Agreement. We believe the early termination of the Supply Agreement may have negatively impacted our structural volume during the second quarter of fiscal 2009. However, since the majority of these sales go through the direct sales channel, the lower structural panel sales volume had an insignificant impact on our gross profit in the second quarter. To the extent we are unable to replace these volumes with structural product from G-P or other suppliers, the early termination of the Supply Agreement may continue to negatively impact our sales of structural products which would impact our net sales and our costs, which in turn could impact our gross profit, net income, and cash flows. For more information on structural unit volume changes, refer to the tables under “Selected Factors Affecting Our Operating Results” in our Management, Discussion Analysis. For further discussion of the risks associated with the termination of the Master Supply Agreement, please also refer to our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009, as further supplemented in our Quarterly Report on Form 10-Q for the period ended April 4, 2009, as filed with the SEC.
12. Related Party Transactions
Cerberus Capital Management, L.P., our equity sponsor, retains consultants that specialize in operations management and support and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We believe that the terms of these consulting arrangements are favorable to us, or, alternatively, are materially consistent with those terms that would have been obtained by us in an arrangement with an unaffiliated third party. From time to time, we have normal service, purchase and sales arrangements with other entities that are owned or controlled by Cerberus. We believe that these transactions are at arms’ length terms and are not material to our results of operations or financial position.
13. Commitments and Contingencies
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
Collective Bargaining Agreements
As of July 4, 2009, approximately 31% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 1% of our work force will expire within one year.
14. Subsequent Events
On July 15, 2009, we used cash on hand to reduce our borrowings under the revolving credit facility by an additional $25.0 million. This payment will result in a third quarter non-cash charge of approximately $1.9 million, net of tax, recorded in interest expense on the payment date. The remaining $3.7 million, net of tax, of accumulated other comprehensive loss will be amortized over the remaining 22 month term of the interest rate swap and recorded as interest expense. Approximately $1.8 million, net of tax, will be amortized over the next 12 months and recorded as interest expense. All future changes in the fair value of the interest rate swap during the remaining term of the interest rate swap will be recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.
We evaluated subsequent events through the time of the filing of our Quarterly Report on Form 10-Q. We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

15. Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending October 3, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for us beginning with our Quarterly Report on Form 10-Q for the second quarter and first six months of fiscal 2009, and will be applied prospectively. The adoption of SFAS 165 had no impact on our Condensed Consolidated Financial Statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which will require that the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for us during the second quarter of fiscal 2009. The adoption of FSP 107-1 did not have a material impact on our Condensed Consolidated Financial Statements.
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
In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” This FASB Staff Position was effective for us on January 4, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The adoption of FSP 03-6-1 did have an impact on our Condensed Consolidated Financial Statements. For additional information, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 was effective for us on January 4, 2009. The adoption of FSP 142-3 did not have an impact on our Condensed Consolidated Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 was effective for us, on a prospective basis, on January 4, 2009. The adoption of SFAS 161 did not have a material impact on our Condensed Consolidated Financial Statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R was effective for us, on a prospective basis, on January 4, 2009. We expect SFAS 141R will have an impact on our accounting for business combinations, but the effect is dependent upon the acquisitions that are made in the future.
16. Unaudited Supplemental Condensed Consolidating Financial Statements
The unaudited condensed consolidating financial information as of July 4, 2009 and January 3, 2009 and for the periods from April 5, 2009 to July 4, 2009 and March 30, 2008 to June 28, 2008 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our wholly-owned operating subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended January 3, 2009, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental Condensed Consolidated financial statements are sixty-three single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. Certain of the warehouse properties collateralize a mortgage loan and none of the properties are available to satisfy the debts and other obligations of either BlueLinx Corporation or us.
The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from April 5, 2009 to July 4, 2009 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$423,526	$7,481	$(7,481)	$423,526
Cost of sales	—	375,226	—	—	375,226

Gross profit	—	48,300	7,481	(7,481)	48,300

Operating expenses (income):
Selling, general and administrative	1,453	61,087	(4,207)	(7,481)	50,852
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,351)	—	—	(17,351)
Depreciation and amortization	—	3,258	983	—	4,241

Total operating expenses	1,453	46,994	(3,224)	(7,481)	37,742

Operating (loss) income	(1,453)	1,306	10,705	—	10,558
Non-operating expenses:
Interest expense	—	3,235	5,271	—	8,506
Charges associated with ineffective interest rate swap	—	1,078	—	—	1,078
Other expense (income), net	—	368	(53)	—	315

(Loss) income before (benefit from) provision for income taxes	(1,453)	(3,375)	5,487	—	659
(Benefit from) provision for income taxes	(2,018)	(91)	2,140	—	31
Equity in income (loss) of subsidiaries	63	—	—	(63)	—

Net income (loss)	$628	$(3,284)	$3,347	$(63)	$628

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from March 30, 2008 to June 28, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$834,669	$7,618	$(7,618)	$834,669
Cost of sales	—	727,234	—	—	727,234

Gross profit	—	107,435	7,618	(7,618)	107,435

Operating expenses:
Selling, general and administrative	332	88,393	120	(7,618)	81,227
Depreciation and amortization	—	4,033	1,070	—	5,103

Total operating expenses	332	92,426	1,190	(7,618)	86,330

Operating (loss) income	(332)	15,009	6,428	—	21,105
Non-operating expenses:
Interest expense	—	4,493	4,892	—	9,385
Other expense, net	—	190	—	—	190

(Loss) income before (benefit from) provision for income taxes	(332)	10,326	1,536	—	11,530
(Benefit from) provision for income taxes	(129)	4,461	599	—	4,931
Equity in income (loss) of subsidiaries	6,802	—	—	(6,802)	—

Net income (loss)	$6,599	$5,865	$937	$(6,802)	$6,599

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 4, 2009 to July 4, 2009 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$830,637	$15,003	$(15,003)	$830,637
Cost of sales	—	738,061	—	—	738,061

Gross profit	—	92,576	15,003	(15,003)	92,576

Operating expenses (income):
Selling, general and administrative	3,067	124,613	(4,160)	(15,003)	108,517
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,351)	—	—	(17,351)
Depreciation and amortization	—	7,267	2,004	—	9,271

Total operating expenses (income)	3,067	114,529	(2,156)	(15,003)	100,437

Operating (loss) income	(3,067)	(21,953)	17,159	—	(7,861)
Non-operating expenses:
Interest expense	—	6,678	9,945	—	16,623
Charges associated with ineffective interest rate swap	—	5,910	—	—	5,910
Write-off of debt issue costs	—	1,407	—	—	1,407
Other expense (income), net	—	230	(72)	—	158

(Loss) income before (benefit from) provision for income taxes	(3,067)	(36,178)	7,286	—	(31,959)
(Benefit from) provision for income taxes	(2,959)	28,183	2,842	—	28,066
Equity in (loss) income of subsidiaries	(59,917)	—	—	59,917	—

Net (loss) income	$(60,025)	$(64,361)	$4,444	$59,917	$(60,025)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 29, 2007 to June 28, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,551,429	$15,235	$(15,235)	$1,551,429
Cost of sales	—	1,366,191	—	—	1,366,191

Gross profit	—	185,238	15,235	(15,235)	185,238

Operating expenses:
Selling, general and administrative	646	176,211	240	(15,235)	161,862
Depreciation and amortization	—	7,931	2,140	—	10,071

Total operating expenses	646	184,142	2,380	(15,235)	171,933

Operating (loss) income	(646)	1,096	12,855	—	13,305
Non-operating expenses:
Interest expense	—	8,955	9,784	—	18,739
Other expense (income), net	—	333	(13)	—	320

(Loss) income before (benefit from) provision for income taxes	(646)	(8,192)	3,084	—	(5,754)
(Benefit from) provision for income taxes	(252)	(2,713)	1,203	—	(1,762)
Equity in (loss) income of subsidiaries	(3,598)	—	—	3,598	—

Net (loss) income	$(3,992)	$(5,479)	$1,881	$3,598	$(3,992)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of July 4, 2009 follows (in thousands):
	BlueLinx	BlueLinx
	Holdings	Corporation	LLC
	Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$4	$52,883	$124	$—	$53,011
Receivables	—	160,785	—	—	160,785
Inventories	—	162,579	—	—	162,579
Deferred income tax assets	602	275	—	(299)	578
Other current assets	538	46,064	1,785	—	48,387
Intercompany receivable	63,484	6,400	—	(69,884)	—

Total current assets	64,628	428,986	1,909	(70,183)	425,340

Property, plant and equipment:
Land and land improvements	—	3,385	49,576	—	52,961
Buildings	—	8,133	88,651	—	96,784
Machinery and equipment	—	70,187	—	—	70,187
Construction in progress	—	1,015	—	—	1,015

Property, plant and equipment, at cost	—	82,720	138,227	—	220,947
Accumulated depreciation	—	(55,586)	(21,190)	—	(76,776)

Property, plant and equipment, net	—	27,134	117,037	—	144,171
Investment in subsidiaries	(8,937)	—	—	8,937	—
Other non-current assets	—	15,525	25,697	—	41,222

Total assets	$55,691	$471,645	$144,643	$(61,246)	$610,733

Liabilities :
Current liabilities:
Accounts payable	$255	$104,743	$—	$—	$104,998
Bank overdrafts	—	14,387	—	—	14,387
Accrued compensation	33	5,433	—	—	5,466
Deferred income tax liabilities	299	—	—	(299)	—
Current maturities of long-term debt	—	25,000	—	—	25,000
Other current liabilities	—	22,415	3,467	—	25,882
Intercompany payable	6,400	62,543	941	(69,884)	—

Total current liabilities	6,987	234,521	4,408	(70,183)	175,733

Non-current liabilities:
Long-term debt	—	56,000	285,669	—	341,669
Non-current deferred income tax liabilities	—	149	429		578
Other non-current liabilities	—	37,749	6,300	—	44,049

Total liabilities	6,987	328,419	296,806	(70,183)	562,029

Shareholders’ Equity/Parent’s Investment	48,704	143,226	(152,163)	8,937	48,704

Total liabilities and equity	$55,691	$471,645	$144,643	$(61,246)	$610,733

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 3, 2009 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$32	$150,259	$62	$—	$150,353
Receivables	—	130,653	—	—	130,653
Inventories	—	189,482	—	—	189,482
Deferred income tax assets		290	11,578	—	11,868
Other current assets	371	33,678	3,302	—	37,351
Intercompany receivable	40,146	6,041	—	(46,187)	—

Total current assets	40,839	521,691	3,364	(46,187)	519,707

Property and equipment:
Land and land improvements	—	3,103	50,323	—	53,426
Buildings	—	7,497	88,662	—	96,159
Machinery and equipment	—	70,491	—	—	70,491
Construction in progress	—	2,035	—	—	2,035

Property and equipment, at cost	—	83,126	138,985	—	222,111
Accumulated depreciation	—	(50,150)	(19,186)	—	(69,336)

Property and equipment, net	—	32,976	119,799	—	152,775
Investment in subsidiaries	68,858	—	—	(68,858)	—
Non-current deferred income tax assets	—	18,045	—	(577)	17,468
Other non-current assets	—	22,168	20,289	—	42,457

Total assets	$109,697	$594,880	$143,452	$(115,622)	$732,407

Liabilities:
Current liabilities:
Accounts payable	$117	$78,250	$—	$—	78,367
Bank overdrafts	—	24,715	—	—	24,715
Accrued compensation	687	10,865	—	—	11,552
Current maturities of long-term debt		60,000	—	—	60,000
Other current liabilities	—	20,934	3,612	—	24,546
Intercompany payable	6,041	38,924	1,222	(46,187)	—

Total current liabilities	6,845	233,688	4,834	(46,187)	199,180

Non-current liabilities:
Long-term debt	—	96,000	288,870	—	384,870
Non-current deferred income tax liabilities	—	—	577	(577)	—
Other non-current liabilities	—	39,205	6,300	—	45,505

Total liabilities	6,845	368,893	300,581	(46,764)	629,555

Shareholders’ Equity/Parent’s Investment	102,852	225,987	(157,129)	(68,858)	102,852

Total liabilities and equity	$109,697	$594,880	$143,452	$(115,622)	$732,407

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 4, 2009 to July 4, 2009 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(60,025)	$(64,361)	$4,444	$59,917	$(60,025)
Adjustments to reconcile net (loss) income to cash provided by (used in) operations:
Depreciation and amortization	—	7,267	2,004	—	9,271
Amortization of debt issue costs	—	902	327	—	1,229
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,351)	—	—	(17,351)
Payment (first installment) from terminating the Georgia-Pacific supply agreement	—	4,706	—	—	4,706
Gain from sale properties	—	—	(4,237)	—	(4,237)
Prepayment penalty associated with sale of facility	—	—	616	—	616
Charges associated with ineffective interest rate swap	—	5,910	—	—	5,910
Write-off of debt issue costs	—	1,407	—	—	1,407
Deferred income tax (benefit) provision	(13)	27,389	(148)	—	27,228
Share-based compensation expense	911	520	—	—	1,431
Equity in earnings of subsidiaries	59,917	—	—	(59,917)	—
Changes in assets and liabilities:
Receivables	—	(30,132)	—	—	(30,132)
Inventories	—	26,903	—	—	26,903
Accounts payable	138	26,493	—	—	26,631
Changes in other working capital	(821)	(2,718)	(90)	—	(3,629)
Intercompany receivable	281	(359)	—	78	—
Intercompany payable	359	—	(281)	(78)	—
Other	13	2,856	(5,666)	—	(2,797)

Net cash provided by (used in) operating activities	760	(10,568)	(3,031)	—	(12,839)

Cash flows from investing activities:
Investment in subsidiaries	24,449	—	—	(24,449)	—
Property, plant and equipment investments	—	(688)	—	—	(688)
Proceeds from sale of assets	—	560	6,435	—	6,995

Net cash provided by (used in) investing activities	24,449	(128)	6,435	(24,449)	6,307

Cash flows from financing activities:
Net transactions with Parent	—	(24,971)	522	24,449	—
Repurchase of common stock	(1,624)	—	—	—	(1,624)
Net decrease in revolving credit facility	—	(75,000)	—	—	(75,000)
Payment of principal on mortgage	—	—	(3,201)	—	(3,201)
Prepayment fees associated with sale of facility	—	—	(616)	—	(616)
Decrease in bank overdrafts	—	(10,328)	—	—	(10,328)
Intercompany receivable	(23,619)	—	—	23,619	—
Intercompany payable	—	23,619	—	(23,619)	—
Other	6	—	(47)	—	(41)

Net cash (used in) provided by financing activities	(25,237)	(86,680)	(3,342)	24,449	(90,810)

(Decrease) increase in cash	(28)	(97,376)	62	—	(97,342)
Balance, beginning of period	32	150,259	62	—	150,353

Balance, end of period	$4	$52,883	$124	$—	$53,011

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from from December 29, 2007 to June 28, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,992)	$(5,479)	$1,881	$3,598	$(3,992)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	7,931	2,140	—	10,071
Amortization of debt issue costs	—	901	314	—	1,215
Deferred income tax benefit	(50)	(2,460)	(421)	—	(2,931)
Share-based compensation expense	—	1,119	—	—	1,119
Excess tax benefits from share-based compensation arrangements	—	(76)	—	—	(76)
Equity in earnings of subsidiaries	3,598	—	—	(3,598)	—
Changes in assets and liabilities:
Receivables	—	(31,905)	—	—	(31,905)
Inventories	—	20,519	—	—	20,519
Accounts payable	98	11,785	—	—	11,883
Changes in other working capital	171	21,075	1,037	—	22,283
Intercompany receivable	(3,941)	611	—	3,330	—
Intercompany payable	(611)	4,160	(219)	(3,330)	—
Other	—	2,589	—	—	2,589

Net cash (used in) provided by operating activities	(4,727)	30,770	4,732	—	30,775

Cash flows from investing activities:
Investment in subsidiaries	4,212	—	—	(4,212)	—
Property, plant and equipment investments	—	(1,502)	—	—	(1,502)
Proceeds from sale of assets	—	827	—	—	827

Net cash provided by (used in) investing activities	4,212	(675)	—	(4,212)	(675)

Cash flows from financing activities:
Net transactions with Parent	—	514	(4,726)	4,212	—
Proceeds from stock options exercised	434	—	—	—	434
Excess tax benefits from share-based compensation arrangements	76	—	—	—	76
Net decrease in revolving credit facility	—	(17,487)	—	—	(17,487)
Increase in bank overdrafts	—	903	—	—	903
Common dividends paid	—	—	—	—	—
Other	6	—	—	—	6

Net cash provided by (used in) financing activities	516	(16,070)	(4,726)	4,212	(16,068)

Increase in cash	1	14,025	6	—	14,032
Balance, beginning of period	3	15,699	57	—	15,759

Balance, end of period	$4	$29,724	$63	$—	$29,791

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the SEC and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:
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
Overview
Background
We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 42% of our second quarter of fiscal 2009 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 58% of our second quarter of fiscal 2009 gross sales.
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
Supply Agreement with G-P
On April 27, 2009, we entered into a Termination and Modification Agreement (“Modification Agreement”) related to our Supply Agreement with Georgia Pacific (“G-P”). The Modification Agreement effectively terminates the existing Supply Agreement with respect to the distribution of G-P plywood, oriented strand board and lumber by us. We will continue to distribute a variety of G-P building products, including engineered lumber, which is covered under a three-year purchase agreement dated February 12, 2009. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from G-P. As of January 3, 2009, our minimum purchases requirement had totaled $31.9 million.
G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one-year earlier than the originally agreed upon May 7, 2010 termination date. Under the terms of the Modification Agreement, we will receive four quarterly cash payments of $4.7 million, which began on May 1, 2009 and will end on February 1, 2010. As a result of the termination, we recognized a net gain of $17.4 million in the second quarter of fiscal 2009 as a reduction to operating expense. The gain was net of a discount of $0.4 million and a $1.0 million write-off of an intangible asset associated with the Supply Agreement. We believe the early termination of the Supply Agreement may have negatively impacted our structural volume during the second quarter of fiscal 2009. However, since the majority of these sales go through the direct sales channel, the lower structural panel sales volume had an insignificant impact on our gross profit in the second quarter. To the extent we are unable to replace these volumes with structural product from G-P or other suppliers, the early termination of the Supply Agreement may continue to negatively impact our sales of structural products which would impact our net sales and our costs, which in turn could impact our gross profit, net income, and cash flows. For more information on structural unit volume changes, refer to the tables under “Selected Factors Affecting Our Operating Results” in our Management, Discussion Analysis. For further discussion of the risks associated with the termination of the Master Supply Agreement, please also refer to our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009, as further supplemented in our Quarterly Report on Form 10-Q for the period ended April 4, 2009, as filed with the SEC.

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
The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the second quarter of fiscal 2009, the second quarter of fiscal 2008, the first six months of fiscal 2009, the first six months of fiscal 2008, fiscal 2008 and fiscal 2007.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2009	Q2 2008	2009 YTD	2008 YTD	2008	2007
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products	$183	$443	$365	$815	$1,422	$2,098
Specialty Products	250	403	484	757	1,412	1,802
Other(1)	(9)	(11)	(18)	(21)	(54)	(66)

Total Sales	$424	$835	$831	$1,551	$2,780	$3,834

Sales Variances
Unit Volume $ Change	$(378)	$(286)	$(682)	$(532)	$(1,161)	$(896)
Price/Other(1)	(33)	39	(38)	44	107	(169)

Total $ Change	$(411)	$(247)	$(720)	$(488)	$(1,054)	$(1,065)

Unit Volume % Change	(44.7)%	(26.0)%	(43.4)%	(25.6)%	(29.7)%	(18.0)%
Price/Other(1)	(4.5)%	3.1%	(3.0)%	1.7%	2.2%	(3.7)%

Total % Change	(49.2)%	(22.9)%	(46.4)%	(23.9)%	(27.5)%	(21.7)%

(1)	Other includes unallocated allowances and discounts.
The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the second quarter of fiscal 2009, the second quarter of fiscal 2008, the first six months of fiscal 2009, the first six months of fiscal 2008, fiscal 2008 and fiscal 2007.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2009	Q2 2008	2009 YTD	2008 YTD	2008	2007
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products	$19	$53	$37	$85	$134	$173
Specialty Products	32	58	63	108	200	238
Other (1)	(3)	(4)	(7)	(8)	(19)	(19)

Total Gross Margin $’s	$48	$107	$93	$185	$315	$392

Gross Margin %’s by Category
Structural Products	10.4%	12.0%	9.9%	10.4%	9.4%	8.2%
Specialty Products	12.8%	14.4%	13.0%	14.3%	14.2%	13.2%
Total Gross Margin %’s	11.4%	12.9%	11.1%	11.9%	11.3%	10.2%
Unit Volume Change by Product
Structural Products	(50.1)%	(30.3)%	(48.5)%	(29.2)%	(34.6)%	(19.2)%
Specialty Products	(38.9)%	(20.8)%	(37.9)%	(21.5)%	(24.0)%	(16.4)%
Total Change in Unit Volume %’s	(44.7)%	(26.0)%	(43.4)%	(25.6)%	(29.7)%	(18.0)%

(1)	Other includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the second quarter of fiscal 2009, the second quarter of fiscal 2008, the first six months of fiscal 2009, the first six months of fiscal 2008, fiscal 2008 and fiscal 2007.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2009	Q2 2008	2009 YTD	2008 YTD	2008	2007
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$319	$622	$614	$1,133	$2,044	$2,763
Direct	114	224	235	439	790	1,137
Other(1)	(9)	(11)	(18)	(21)	(54)	(66)

Total	$424	$835	$831	$1,551	$2,780	$3,834

Gross Margin by Channel
Warehouse/Reload	$43	$97	$84	$166	$284	$344
Direct	8	14	16	27	50	67
Other(1)	(3)	(4)	(7)	(8)	(19)	(19)

Total	$48	$107	$93	$185	$315	$392

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2009	Q2 2008	2009 YTD	2008 YTD	2008	2007
	(Dollars in millions)
	(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	13.5%	15.6%	13.5%	14.7%	13.9%	12.5%
Direct	7.0%	6.3%	6.8%	6.2%	6.3%	5.9%
Total	11.4%	12.9%	11.1%	11.9%	11.3%	10.2%

(1)	Other includes unallocated allowances and adjustments.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2009 and fiscal year 2008 contain 52 weeks and 53 weeks, respectively.
Results of Operations
Second Quarter of Fiscal 2009 Compared to Second Quarter of Fiscal 2008
The following table sets forth our results of operations for the second quarter of fiscal 2009 and second quarter of fiscal 2008.

	Period from		Period from
	April 5, 2009	% of	March 30, 2008	% of
	to	Net	to	Net
	July 4, 2009	Sales	June 28, 2008	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$423,526	100.0%	$834,669	100.0%
Gross profit	48,300	11.4%	107,435	12.9%
Selling, general & administrative	50,852	12.0%	81,227	9.7%
Net gain from terminating the Georgia-Pacific supply agreement	(17,351)	(4.1)%	—	0.0%
Depreciation and amortization	4,241	1.0%	5,103	0.6%

Operating income	10,558	2.5%	21,105	2.5%
Interest expense	8,506	2.0%	9,385	1.1%
Charges associated with ineffective interest rate swap	1,078	0.3%	—	0.0%
Other expense, net	315	0.1%	190	0.0%

Income before provision for income taxes	659	0.2%	11,530	1.4%
Provision for income taxes	31	0.0%	4,931	0.6%

Net income	$628	0.1%	$6,599	0.8%

Net Sales. For the second quarter of fiscal 2009, net sales decreased by 49%, or $411 million, to $424 million. Sales during the quarter were negatively impacted by a 46% decline in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $153 million or 37.9% compared to the second quarter of fiscal 2008, reflecting a 38.9% decline in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $260 million, or 58.7% from a year ago, also primarily as a result of a 50.1% decrease in unit volume.
Gross Profit. Gross profit for the second quarter of fiscal 2009 was $48.3 million, or 11.4% of sales, compared to $107 million, or 12.9% of sales, in the prior year period. The decrease in gross profit dollars compared to the second quarter of fiscal 2008 was driven primarily by a decrease in specialty and structural product volumes of 38.9% and 50.1%, respectively, due to the continued decline in the housing market. Gross margin percentage decreased by 1.5% to 11.4%. Gross margin for the second quarter of fiscal 2008 benefited from a 27.8% increase in structural metal product prices.
Selling, General, and Administrative Expenses. Selling, general and administrative expenses for the second quarter of fiscal 2009 were $50.9 million, or 12.0% of net sales, compared to $81.2 million, or 9.7% of net sales, during the second quarter of fiscal 2008. The decline in selling, general and administrative expenses is primarily due a $16.8 million decrease in payroll and payroll related costs from our cost reduction initiatives and a $4.2 million gain associated with the sale of certain real properties.
Net Gain From Terminating the Georgia-Pacific Supply Agreement. During the second quarter of fiscal 2009, G-P agreed to pay us $18.8 million in exchange for our agreement to enter into the Modification Agreement one-year earlier than the originally agreed upon May 7, 2010 termination date of the Supply Agreement. As a result of the termination, we recognized a net gain of $17.4 million in the second quarter of fiscal 2009 as a reduction to operating expense. The gain was net of a discount of $0.4 million and a $1.0 million write-off of an intangible asset associated with the Supply Agreement.
Depreciation and Amortization. Depreciation and amortization expense totaled $4.2 million for the second quarter of fiscal 2009, compared with $5.1 million for the second quarter of fiscal 2008. The $0.9 million decrease in depreciation and amortization is primarily due to a portion of our property and equipment becoming fully depreciated at the end of fiscal 2008 and during the first quarter of fiscal 2009.
Operating Income. Operating income for the second quarter of fiscal 2009 was $10.6 million, or 2.5% of sales, versus operating income of $21.1 million, or 2.5% of sales, in the second quarter of fiscal 2008, reflecting a decrease in gross profit that was partially offset by a $48.6 million decrease in operating expenses.
Interest Expense, net. Interest expense totaled $8.5 million, down $0.9 million from the prior year because of the $94.0 million decrease in debt. Interest expense related to our revolving credit facility and mortgage was $2.7 million and $5.2 million (includes the $0.6 million prepayment penalty), respectively, during this period. Interest expense totaled $9.4 million for the second quarter of fiscal 2008. Interest expense related to our revolving credit facility and mortgage was $4.1 million and $4.7 million, respectively, during this period. In the second quarter of fiscal 2009 and the second quarter of fiscal 2008, interest expense included $0.6 million of debt issue cost amortization.
Charges associated with ineffective interest rate swap. Charges associated with the ineffective interest rate swap were $1.3 million on the date we reduced our borrowings outstanding by $15.0 million, $0.9 million of amortization of the unrealized losses remaining in accumulated other comprehensive loss, and $(1.1) million related to fair value changes since the date of reduction. Due to our interest rate swap becoming ineffective, as well as our decision to record a full valuation allowance against our deferred tax assets, we will recognize the income tax effect associated with unrealized losses initially recorded in other comprehensive income and subsequently charged to earnings when the interest rate swap terminates.
Provision for Income Taxes. The effective tax rate was 4.7% and 42.8% for the second quarter of fiscal 2009 and the second quarter of fiscal 2008, respectively. The reduction in our effective tax rate in the second quarter of fiscal 2009 is due to projected losses for the full year period, for which we will not record tax benefits because our deferred income tax assets are not realizable under Statement of Financial Accounting Standards No. 109 (“FAS 109”). In making this determination we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income. We considered all of the available positive and negative evidence. Based on the weight of available evidence, we recorded a full valuation allowance against deferred tax assets during the first quarter of fiscal 2009. We may still utilize available U.S. federal tax loss carryforwards to offset future taxable income generated.

Net Income. Net income for the second quarter of fiscal 2009 was $0.6 million compared to net income of $6.6 million for the second quarter of fiscal 2008 as a result of the above factors.
On a per-share basis, basic and diluted earnings applicable to common stockholders for the second quarter of fiscal 2009 and the second quarter of fiscal 2008 were $0.02 and $0.20, respectively.
Year-to-Date Fiscal 2009 Compared to Year-to-Date Fiscal 2008
The following table sets forth our results of operations for the first six months of fiscal 2009 and the first six months of fiscal 2008.

	Period from		Period from
	January 4, 2009	% of	December 29, 2007	% of
	to	Net	to	Net
	July 4, 2009	Sales	June 28, 2008	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$830,637	100.0%	$1,551,429	100.0%
Gross profit	92,576	11.1%	185,238	11.9%
Selling, general & administrative	108,517	13.1%	161,862	10.4%
Net gain from terminating the Georgia-Pacific supply agreement	(17,351)	2.1%	—	0.0%
Depreciation and amortization	9,271	1.1%	10,071	0.6%
Operating (loss) income	(7,861)	(0.9)%	13,305	0.9%
Interest expense	16,623	2.0%	18,739	1.2%
Charges associated with ineffective interest rate swap	5,910	0.7%	—	0.0%
Write-off of debt issue costs	1,407	0.2%	—	0.0%
Other expense, net	158	0.0%	320	0.0%

Loss before provision for (benefit from) income taxes	(31,959)	(3.8)%	(5,754)	(0.4)%
Provision for (benefit from) income taxes	28,066	3.4%	(1,762)	(0.1)%

Net loss	$(60,025)	(7.2)%	$(3,992)	(0.3)%

Net Sales. For the first six months of fiscal 2009, net sales decreased by 46.5%, or $721 million, to $831 million. Sales during this period were negatively impacted by a 48% decline in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $273 million or 36.1% compared to the first six months of fiscal 2008, reflecting a 37.9% decline in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $450 million, or 55.2% from a year ago, also primarily as a result of a 48.5% decrease in unit volume.
Gross Profit. Gross profit for the first six months of fiscal 2009 was $92.6 million, or 11.1% of sales, compared to $185 million, or 11.9% of sales, in the prior year period. The decrease in gross profit dollars compared to the first six months of fiscal 2008 was driven primarily by a decrease in specialty and structural product volumes of 37.9% and 48.5%, respectively, due to the ongoing slowdown in the housing market. Gross margin for the first six months of fiscal 2008 benefited from a 19.2% increase in structural metal product prices.
Selling, General, and Administrative Expenses. Selling, general and administrative expenses for the first six months of fiscal 2009 were $109 million, or 13.1% of net sales, compared to $162 million, or 10.4% of net sales, during the first six months of fiscal 2008. The decline in selling, general, and administrative expenses was primarily due to $30.8 million decrease in payroll and payroll related cost due to a decrease in headcount and a $4.2 million gain associated with the sale of certain real properties. In addition, there was a $19.1 million decrease in other operating expenses as a result of our cost reduction initiatives.
Net Gain From Terminating the Georgia-Pacific Supply Agreement. During the first six months of fiscal 2009, G-P agreed to pay us $18.8 million in exchange for our agreement to enter into the Modification Agreement one-year earlier than the originally agreed upon May 7, 2010 termination date of the Supply Agreement. As a result of the termination, we recognized a net gain of $17.4 million in the second quarter of fiscal 2009 as a reduction to operating expense. The gain was net of a discount of $0.4 million and a $1.0 million write-off of an intangible asset associated with the Supply Agreement.

Depreciation and Amortization. Depreciation and amortization expense totaled $9.3 million for the first six months of fiscal 2009, compared with $10.1 million for the first six months of fiscal 2008. The $0.8 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated at the end of fiscal 2008 and for the first quarter of fiscal 2009.
Operating (Loss) Income. Operating loss for the first six months of fiscal 2009 was $7.9 million, or 0.9% of sales, versus operating income of $13.3 million, or 0.9% of sales, in the first six months of fiscal 2008, reflecting the decline in gross profit that was partially offset by a $71.5 million decrease in operating expenses.
Interest Expense, net. Interest expense totaled $16.6 million, down $2.1 million from the prior year because of the $94.0 million decrease in debt. Interest expense related to our revolving credit facility and mortgage was $5.5 million and $9.9 million (includes the $0.6 million prepayment penalty), respectively, during this period. Interest expense totaled $18.7 million for the first six months of fiscal 2008. Interest expense related to our revolving credit facility and mortgage was $8.1 million and $9.4 million, respectively, during this period. In addition, interest expense included $1.2 million of debt issue cost amortization for the first six months of fiscal 2009 and for the first six months of fiscal 2008, respectively.
Charges associated with ineffective interest rate swap. Charges associated with the ineffective interest rate swap recognized during the first six months of fiscal 2009 were approximately $5.9 million and are comprised of a $7.2 million charge on the date we reduced our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount, $1.8 million of amortization of accumulated other comprehensive loss and $(3.1) million related to fair value changes since the date of the reduction.
Write-off debt issue costs. During the first six months of fiscal 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million effective March 30, 2009. As a result of this action, we recorded expense of $1.4 million ($0.9 million, net of tax) for the write-off of deferred financing costs that had been capitalized associated with the portion of the revolver that was reduced in the first quarter of fiscal 2009.
Provision for Income Taxes. The effective tax rate was (87.8)% and 30.6% for the first six months of fiscal 2009 and the first six months of fiscal 2008, respectively. The change in the effective rate is primarily due to recognizing a full valuation allowance of $40.2 million in the first quarter of fiscal 2009. In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income. We considered all of the available positive and negative evidence. Based on the weight of available evidence, we recorded a full valuation allowance against deferred tax assets during the first quarter of fiscal 2009. We may still utilize available U.S. federal tax loss carryforwards to offset future taxable income generated.
Net loss. Net loss for the first six months of fiscal 2009 was $60.0 million compared to net loss of $4.0 million for the first six months of fiscal 2008. Net loss for the first six months of fiscal 2009 was negatively impacted by a tax valuation allowance of $40.2 million recorded in the first quarter as a result of the above factors
On a per-share basis, basic and diluted loss applicable to common stockholders for the first six months of fiscal 2009 were each $1.93. Basic and diluted loss per share for the first six months of 2008 were each $0.13.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters due primarily to the impact of poor weather on the construction market. Our second and third quarters are typically our strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. Our working capital and accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season. Although we generally expect these trends to continue for the foreseeable future, we have reduced our inventory as part of our effort to manage to the current demand environment in the housing market.

Liquidity and Capital Resources
We depend on cash flow from operations and funds available under our revolving credit facility to finance working capital needs, capital expenditures, and acquisitions. We believe that the amounts available from this and other sources will be sufficient to fund our routine operations and capital requirements for the foreseeable future.
The credit markets have recently experienced adverse conditions, which may adversely affect our lenders ability to fulfill their commitment under our revolving credit facility. Based on information available to us as of the filing date of this Quarterly Report on Form 10-Q, we have no indications that the financial institutions included in our revolving credit facility would be unable to fulfill their commitments.
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
The following tables indicate our working capital and cash flows for the periods indicated.

	July 4, 2009	January 3, 2009
	(Dollars in thousands)
	(Unaudited)
Working capital	$249,607	$320,527

	Period from	Period from
	April 5, 2009	December 29, 2007
	to	to
	July 4, 2009	June 28, 2008
	(Dollars in thousands)
	(Unaudited)
Cash flows (used in) provided by operating activities	$(12,839)	$30,775
Cash flows provided by (used in) investing activities	6,307	(675)
Cash flows used in financing activities	(90,810)	(16,068)
Working Capital
Working capital decreased by $70.9 million to $250 million at July 4, 2009 from $321 million at January 3, 2009. The decrease in working capital was primarily attributable to the pay down of debt.
Operating Activities
During the first six months of fiscal 2009, cash flows used in operating activities totaled $12.8 million. The primary driver of cash flow used in operations was a net loss, as adjusted for non-cash charges, of $29.3 million and a $30.1 million increase in receivables due to an increase in average payment terms, primarily related to an increase in our warehouse sales. These cash outflows were offset by an increase in cash flow from operations related to reductions in inventory of $26.9 million due to our initiative to reduce inventory levels to increase cash on hand and an increase in accounts payable of $26.6 million due to the seasonality of our business.

During the first six months of fiscal 2008, cash flows provided by operating activities totaled $30.8 million. The primary driver of cash flow from operations was an increase in cash flow from operations related to decreases in inventories of $20.5 million due to our initiatives to reduce inventory levels to increase cash on hand and increases in accounts payable and other current liabilities of $33.0 million due to the seasonality of our business. In addition, net income, as adjusted, for non-cash charges of $5.5 million contributed to an increase in cash flow provided by operating activities. These cash inflows were offset by increases in receivables of $31.9 million due to the seasonality of our business.
Investing Activities
During the first six months of fiscal 2009 and fiscal 2008, cash flows provided by (used in) investing activities totaled $6.3 million and $(0.7) million, respectively.
During the first six months of fiscal 2009 and fiscal 2008, our expenditures for property and equipment were $0.7 million and $1.5 million, respectively. Our capital expenditures for fiscal 2009 are anticipated to be paid from cash on hand.
Proceeds from the disposition of property totaled $7.0 million and $0.8 million for the first six months of fiscal 2009 and fiscal 2008, respectively. The proceeds of $7.0 million during the first six months of fiscal 2009 included $6.4 million of proceeds related to the sale of certain real properties.
Financing Activities
Net cash used in financing activities was $90.8 million during the first six months of fiscal 2009 compared to $16.1 million during the first six months of fiscal 2008. The net cash used in financing activities in the first six months of fiscal 2009 reflected the payments on our revolving credit facility of $75.0 million, principal payments on our mortgage of $3.2 million, and a decrease in bank overdrafts of $10.3 million. The net cash used in financing activities for the first six months of fiscal 2008 reflected a $17.5 million payments on our revolving credit facility.
Debt and Credit Sources
As of July 4, 2009, we had outstanding borrowings of $81.0 million and excess availability of $184 million under the terms of our revolving credit facility. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $56.0 million as long-term debt. As of July 4, 2009 and January 3, 2009, we had outstanding letters of credit totaling $13.6 million and $12.9 million, respectively, primarily for the purposes of securing collateral requirements under the casualty insurance programs for us and for guaranteeing payment of international purchases based on the fulfillment of certain conditions. Our revolving credit facility contains customary negative covenants and restrictions for asset based loans. The most significant restriction is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below $40.0 million. The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our revolving credit facility is less than $40.0 million for three consecutive business days. As of July 4, 2009, we had $184 million in excess availability and were in compliance with all covenants
Under our revolving credit facility agreement, we are required to maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than $40.0 million for three consecutive business days or in the event of default. Due to this objective criteria established in our agreement, our revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.
Effective March 30, 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million. This reduction does not impact our available borrowing capacity under our revolving credit facility as our current eligible accounts receivable and inventory (our “borrowing base”) do not support up to $800 million in borrowings. We do not anticipate our borrowing base will support borrowings in excess of $500 million at any point during the remaining life of the credit facility. This cost-saving initiative will allow us to reduce our interest expense by $0.8 million annually by lowering our unused line fees. As a result of this action, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized associated with the reduced borrowing capacity that was reduced during the first quarter of fiscal 2009.

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
At July 4, 2009 and January 3, 2009, the fair value of the interest rate swap was a liability of $11.6 million and $13.2 million, respectively. These balances were included in “Other current liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheet.
Through January 3, 2009, the hedge was highly effective in offsetting changes in expected cash flows. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge were reflected in earnings. For the first quarter of fiscal 2008, we recognized immaterial amounts of expense related to the ineffective portion of the hedge.
On January 9, 2009, we reduced our borrowings under the revolving credit facility by $60.0 million, which reduced outstanding debt below the interest rate swap’s notional amount of $150 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt during the first quarter of fiscal 2009. As a result, any prospective changes in fair value of the instrument will be recorded through earnings. Charges associated with the ineffective interest rate swap recognized in the Condensed Consolidated Statement of Operations during the first quarter of fiscal 2009 were approximately $4.8 million and are comprised of a $5.9 million charge on the date we reduced our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount, $1.0 million of amortization of accumulated other comprehensive loss and $(2.1) million related to fair value changes since the date of the reduction.
During the second quarter of fiscal 2009, we further reduced our borrowings under the revolving credit facility by $15.0 million. Charges associated with the ineffective interest rate swap during the second quarter of fiscal 2009 were $1.3 million on the date we reduced our borrowings outstanding by $15.0 million, $0.9 million of amortization of accumulated other comprehensive loss, and $(1.1) million related to fair value changes since the date of reduction. Due to our interest rate swap becoming ineffective, as well as our decision to record a full valuation allowance against deferred tax assets, we will recognize the income tax effect associated with unrealized losses initially recorded in other comprehensive income and subsequently charged to earnings when the interest rate swap terminates.
On July 15, 2009, we used cash on hand to reduce our borrowings under the revolving credit facility by an additional $25.0 million. This payment will result in a third quarter non-cash charge of approximately $1.9 million recorded in interest expense on the payment date. The remaining $3.7 million of accumulated other comprehensive loss will be amortized over the remaining 22 month term of the interest rate swap and recorded as interest expense. Approximately $1.8 million will be amortized over the next 12 months and recorded as interest expense. All future changes in the fair value of the interest rate swap during the remaining term of the interest rate swap will be recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.
The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of July 4, 2009 (in thousands, net of tax):

Balance at January 3, 2009	$8,038
Charges associated with ineffective interest rate swap	(5,476)

Balance at July 4, 2009	$2,562

On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan. During fiscal 2009 and fiscal 2008, we reduced the principal amount of the mortgage loan by a total of $9.3 million. The mortgage has a term of ten years and is now secured by 55 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. The mortgage loan requires interest-only payments for the first five years followed by level monthly payments of principal and interest based on an amortization period of thirty years. The balance of the loan outstanding at the end of ten years will then become due and payable. This mortgage replaced our previously existing $165 million floating rate mortgage, which had a 7.4% interest rate when it was terminated, with a fixed rate mortgage loan.

Contractual Obligations
On April 27, 2009, we executed an agreement with G-P to terminate our Supply Agreement with respect to the distribution of Georgia-Pacific plywood, OSB, and lumber by us. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from Georgia-Pacific. As of January 3, 2009, our minimum purchases requirement had totaled $31.9 million. There have been no other changes to our contractual obligations since the filing of our 2008 Form 10-K.
Critical Accounting Policies
Our significant accounting policies are more fully described in the notes to the Condensed Consolidated Financial Statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. As with all judgments, they are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, current economic trends in the industry, information provided by customers, vendors and other outside sources and management’s estimates, as appropriate.
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
All revenues are recorded at gross in accordance with the guidance outlined by Emerging Issues Task Force, “Reporting Revenue Gross as a Principal versus Net as an Agent”, (“EITF 99-19”) and in accordance with standard industry practice. The key indicators used to determine when and how revenue is recorded are as follows:
•	We are the primary obligor responsible for fulfillment.

•	Title passes to BlueLinx, and we carry all risk of loss related to warehouse, reload and inventory shipped directly from vendors to our customers.

•	We are responsible for all product returns.

•	We control the selling price.

•	We select the supplier.

•	We bear all credit risk.
In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. When the inventory is sold by the customer, we recognize revenue. We record revenue on a gross basis due to the guidance outlined above relative to EITF 99-19.
All revenues recognized are net of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been insignificant for each of the reported periods.
Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will ultimately be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At July 4, 2009 and January 3, 2009, these reserves totaled $11.0 million and $10.1 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.

Inventory Valuation
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At July 4, 2009, the market value of our inventory exceeded its cost. At January 3, 2009, the lower of cost or market reserve totaled $3.4 million. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.
Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At July 4, 2009 and January 3, 2009, our damaged, excess and obsolete inventory reserves totaled $2.8 million and $4.0 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.
We have included all charges directly or indirectly incurred in bringing inventory to its existing condition and location, including the allocation of depreciation and amortization.
Consignment Inventory
From time to time, we enter into consignment inventory agreements with our vendors. This vendor consignment inventory relationship allows us to obtain and store vendor inventory at our warehouses and third-party facilities; however, ownership and risk of loss remains with the vendor. When the inventory is sold, we are required to the pay the vendor.
Stock-Based Compensation
Under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), we recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Condensed Consolidated Statements of Operations.
Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At July 4, 2009 and January 3, 2009, the vendor rebate receivable totaled $4.5 million and $6.3 million, respectively.
In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At July 4, 2009 and January 3, 2009, the customer rebate payable totaled $5.0 million and $7.3 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.

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
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i.) the present value factors used in determining fair value (ii.) projected LIBOR, and (iii.) the risk of counterparty non-performance risk. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at July 4, 2009 and at January 3, 2009 due to the fact that the interest rate swap was fully collaterized. The fair value of the interest rate swap was a liability of $11.6 million and $13.2 million at July 4, 2009 and January 3, 2009, respectively. These balances were included in “Other current liabilities” and “Other non-current liabilities” on the Condensed Consolidated Balance Sheets.
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
We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, management’s decision to exit a facility, reductions in the fair market value of real properties and changes in other circumstances that indicate the carrying amount of an asset may not be recoverable.
Our evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual distribution facility. The assets of each distribution facility, with indicators of impairment, are evaluated by comparing the facility’s undiscounted cash flows to its carrying value. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and the estimated fair market value. Impairment losses are recorded as a component of “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Operations.
Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. Our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 10 in our Annual Report on Form 10-K for the year ended January 3, 2009.

Currently, we are experiencing a reduction in operating income at the distribution facility level due to the ongoing downturn in the housing market. To the extent that reductions in discounted cash flows have resulted in impairment indicators we have not noted reductions in fair value that would indicate impairment. In addition, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.
During the second quarter of fiscal 2008, we recorded a non-cash impairment charge of $0.7 million to reduce the carrying value of certain long-lived assets to fair value as a result of unfavorable market conditions associated with our custom million operations in California. These impairment charges were included in “Selling, general and administrative” expense on our Condensed Consolidated Statement of Operations for the second quarter and the first six months of 2008.
Income Taxes
Our financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income taxes incurred during fiscal 2008 and the first six months of fiscal 2009, as well as deferred income tax assets resulting from temporary differences. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income. We considered all of the available positive and negative evidence. Based on the weight of available evidence, we recorded a full valuation allowance of $40.2 million against deferred tax assets during the first quarter of fiscal 2009, which resulted in net income tax expense of $28.1 million for the first six months of fiscal 2009.
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
Restructuring Charges
During fiscal 2008 and fiscal 2007, we vacated leased office space. We accounted for these exit activities in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires that a liability be recognized for a cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e. the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. At July 4, 2009 and January 3, 2009, the reserve for exit costs totaled $13.6 million and $14.1 million, respectively.
Self-Insurance
It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $1.0 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At July 4, 2009 and January 3, 2009, the self-insurance reserves totaled $9.1 million and $8.9 million, respectively.

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending October 3, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” (“SFAS 165”) SFAS 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for us beginning with our Quarterly Report on Form 10-Q for the second quarter and first six months of fiscal 2009, and will be applied prospectively. The adoption of SFAS 165 had no impact on our Condensed Consolidated Financial Statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which will require that the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on our Condensed Consolidated Financial Statements.
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
In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” This FASB Staff Position was effective for us on January 4, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The adoption of FSP 03-6-1 did have an impact on our Condensed Consolidated Financial Statements. For additional information, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 was effective for us on January 4, 2009. The adoption of FSP 142-3 did not have an impact on our Condensed Consolidated Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 was effective for us, on a prospective basis, on January 4, 2009. The adoption of SFAS 161 did not have a material impact on our Condensed Consolidated Financial Statements.
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
Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. A change of 100 basis points in the market rate of interest would have an immaterial impact based on borrowings outstanding at July 4, 2009. Additionally, to the extent changes in interest rates impact the housing market, demand for our products would be impacted by such changes.

ITEM 4.	CONTROLS AND PROCEDURES
Our management performed an evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
During the second quarter of fiscal 2009, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009, as further supplemented in our Quarterly Report on Form 10-Q for the period ended April 4, 2009, as filed with the SEC.

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
The table below sets forth repurchases made pursuant to the program for the periods indicated during the second quarter of fiscal 2009.

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total	Average	as Part of Publicly	Shares that May
	Number of	Price Paid	Announced	Yet Be Purchased
Period	Shares	Per Share	Program	Under the Program
April 5 – May 4	15,500	$2.96	378,518	$9,162,562
May 5 – June 4	62,923	$2.91	441,441	$8,979,456
June 5 – July 4	194,864	$3.10	636,305	$8,375,378
Total	194,864	$3.04	636,305	$8,375,378

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 20, 2009 we held our annual meeting of stockholders, at which time our stockholders voted on (1) the election of nine directors to serve on our board of directors for a one-year term that will expire at the annual meeting of shareholders in 2010 or until their successors are duly elected and qualified, (2) ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2009. Proxies were solicited for the annual meeting pursuant to Regulation 14A of the Exchange Act. A total of 26,400,958 shares of our common stock were represented by proxy at the meeting, representing 81% of the shares eligible to vote. The results of the voting are set forth below.
1.	Election of directors to serve on our board of directors:

Name	Votes For	Votes Withheld
Howard S. Cohen	24,137,593	2,263,365
Richard S. Grant	26,317,540	83,418
George R. Judd	24,149,712	2,251,246
Richard B. Marchese	26,315,903	85,055
Steven F. Mayer	24,135,493	2,265,465
Charles H. McElrea	24,147,750	2,253,208
Alan H. Schumacher	26,316,640	84,318
Mark A. Suwyn	24,138,768	2,262,190
Robert G. Warden	24,151,500	2,249,458
M. Richard Warner	24,154,050	2,246,908

2.	Ratification of appointment of Ernst & Young LLP as our independent registered public accounting firm:

Votes For	Votes Against	Abstain
26,387,635	10,623	2,700

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc. (Registrant)
Date: August 11, 2009	/s/ H. Douglas Goforth
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