Form 10-Q
period 2009-10-03
BlueLinx Holdings Inc.
filed 2009-11-06
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2009 there were 32,251,849 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended October 3, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Third Quarter
	Period from	Period from
	July 5, 2009	June 29, 2008
	to	to
	October 3, 2009	September 27, 2008
Net sales	$449,363	$726,756
Cost of sales	394,058	643,507

Gross profit	55,305	83,249

Operating expenses:
Selling, general, and administrative	55,024	73,793
Depreciation and amortization	3,882	4,940

Total operating expenses	58,906	78,733

Operating (loss) income	(3,601)	4,516
Non-operating expenses:
Interest expense	7,987	8,791
Charges associated with ineffective interest rate swap, net	1,431	—
Other expense, net	324	65

Loss before provision for (benefit from) income taxes	(13,343)	(4,340)
Provision for (benefit from) income taxes	120	(1,746)

Net loss	$(13,463)	$(2,594)

Basic weighted average number of common shares outstanding	30,948	31,150

Basic net loss per share applicable to common stock	$(0.44)	$(0.08)

Diluted weighted average number of common shares outstanding	30,948	31,150

Diluted net loss per share applicable to common stock	$(0.44)	$(0.08)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	Period from	Period from
	January 4, 2009	December 30, 2007
	to	to
	October 3, 2009	September 27, 2008
Net sales	$1,280,000	$2,278,185
Cost of sales	1,132,119	2,009,698

Gross profit	147,881	268,487

Operating expenses:
Selling, general, and administrative	163,744	235,655
Net gain from terminating the Georgia-Pacific supply agreement	(17,554)	—
Depreciation and amortization	13,153	15,011

Total operating expenses	159,343	250,666

Operating (loss) income	(11,462)	17,821
Non-operating expenses:
Interest expense	24,610	27,530
Charges associated with ineffective interest rate swap, net	7,341	—
Write-off of debt issuance costs	1,407	—
Other expense, net	482	385

Loss before provision for (benefit from) income taxes	(45,302)	(10,094)
Provision for (benefit from) income taxes	28,186	(3,508)

Net loss	$(73,488)	$(6,586)

Basic weighted average number of common shares outstanding	31,019	31,053

Basic net loss per share applicable to common stock	$(2.37)	$(0.21)

Diluted weighted average number of common shares outstanding	31,019	31,053

Diluted net loss per share applicable to common stock	$(2.37)	$(0.21)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 3, 2009	January 3, 2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$25,498	$150,353
Receivables, net	168,656	130,653
Inventories, net	173,123	189,482
Deferred income tax assets	578	11,868
Other current assets	34,356	37,351

Total current assets	402,211	519,707

Property, plant, and equipment:
Land and land improvements	52,719	53,426
Buildings	95,968	96,159
Machinery and equipment	68,906	70,491
Construction in progress	1,150	2,035

Property, plant, and equipment, at cost	218,743	222,111
Accumulated depreciation	(78,866)	(69,336)

Property, plant, and equipment, net	139,877	152,775
Non-current deferred income tax assets	—	17,468
Other non-current assets	42,437	42,457

Total assets	$584,525	$732,407

Liabilities:
Current liabilities:
Accounts payable	$108,537	$78,367
Bank overdrafts	20,016	24,715
Accrued compensation	5,245	11,552
Current maturities of long-term debt	—	60,000
Other current liabilities	26,696	24,546

Total current liabilities	160,494	199,180

Non-current liabilities:
Long-term debt	341,669	384,870
Non-current deferred income tax liabilities	578	—
Other non-current liabilities	42,755	45,505

Total liabilities	545,496	629,555

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,964,201 and 32,362,330 shares issued at October 3, 2009 and January 3, 2009, respectively; and 32,252,349 and 32,362,330 outstanding at October 3, 2009 and January 3, 2009, respectively	323	323
Additional paid-in capital	144,462	144,148
Accumulated other comprehensive loss	(7,569)	(16,920)
Accumulated deficit	(98,187)	(24,699)

Total shareholders’ equity	39,029	102,852

Total liabilities and shareholders’ equity	$584,525	$732,407

See accompanying notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	Period	Period
	from January 4,	from December 29,
	2009 to	2007 to
	October 3, 2009	September 27, 2008
Cash flows from operating activities:
Net loss	$(73,488)	$(6,586)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation and amortization	13,153	15,011
Amortization of debt issuance costs	1,843	1,823
Net gain from terminating the Georgia-Pacific supply agreement	(17,554)	—
Payments from terminating the Georgia-Pacific supply agreement	9,412	—
Gain from sale of properties	(4,406)	—
Prepayment fees associated with sale of facility	616	—
Charges associated with ineffective interest rate swap	7,341	—
Write-off of debt issue costs	1,407	—
Vacant property charges, net	457	1,640
Deferred income tax provision (benefit)	27,228	(3,506)
Share-based compensation expense	2,170	2,163
Excess tax benefits from share-based compensation arrangements	—	(76)
Decrease in restricted cash	3,380	5,970
Changes in assets and liabilities:
Receivables	(38,003)	18,698
Inventories	16,359	74,910
Accounts payable	30,170	(35,875)
Changes in other working capital	6,611	28,895
Other	(192),	1,968

Net cash (used in) provided by operating activities	(13,496)	105,035

Cash flows from investing activities:
Property, plant and equipment investments	(952)	(2,614)
Proceeds from disposition of assets	8,454	848

Net cash provided by (used in) investing activities	7,502	(1,766)

Cash flows from financing activities:
Repurchase of common stock	(1,862)	—
Proceeds from stock options exercised	—	434
Excess tax benefits from share-based compensation arrangements	—	76
Decrease in revolving credit facility	(100,000)	(27,535)
Payment of principal on mortgage	(3,201)	—
Prepayment fees associated with sale of facility	(616)	—
Decrease in bank overdrafts	(4,699)	(15,450)
Increase in restricted cash related to the mortgage	(8,442)	(5,461)
Other	(41)	6

Net cash used in financing activities	(118,861)	(47,930)

(Decrease) increase in cash	(124,855)	55,339
Balance, beginning of period	150,353	15,759

Balance, end of period	$25,498	$71,098

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 3, 2009
1. Basis of Presentation and Background
     Basis of Presentation
     BlueLinx Holdings Inc. has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 3, 2009, as filed with the Securities and Exchange Commission (“SEC”). Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2009 and fiscal year 2008 contain 52 weeks and 53 weeks, respectively. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating subsidiary” when necessary. Certain amounts in the first nine months of fiscal 2008 have been reclassified to conform with the presentation for the first nine months of fiscal 2009.
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
     All revenues are recorded at gross in accordance with the Accounting Standards Codification (“ASC”) 605-45, “Principal Agent Considerations” (“ASC 605-45”), and in accordance with standard industry practice. The key indicators used to determine when and how revenue is recorded are as follows:
•	We are the primary obligor responsible for fulfillment and all other aspects of the customer relationship.

•	Title passes to BlueLinx, and we carry all risk of loss related to warehouse, reload and inventory shipped directly from vendors to our customers.

•	We are responsible for all product returns.

•	We control the selling price for all channels.

•	We select the supplier.

•	We bear all credit risk.

     In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. When the inventory is sold by the customer, we recognize revenue. We record revenue on a gross basis in accordance with the guidance outlined above relative to ASC 605-45.
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
     Restricted Cash
     We had restricted cash of $30.9 million and $25.5 million at October 3, 2009 and January 3, 2009 respectively. Restricted cash primarily includes amounts held in escrow related to our interest rate swap, mortgage, and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Condensed Consolidated Balance Sheets.
     The table below provides the balances of each individual component in restricted cash as of October 3, 2009 and January 3, 2009 (in thousands):

	At October 3,	At January 3,
	2009	2009
Cash in escrow:
Mortgage	17,560	9,118
Other (1)	13,381	16,401

Total	$30,941	$25,519

(1)	Other includes restricted cash related to our interest rate swap, insurance, and other items.
     During the third quarter of fiscal 2009, we determined it to be appropriate to recognize changes in restricted cash required under our mortgage in the financing section of our Condensed Consolidated Statement of Cash Flows. In order to conform historical presentation to the current and future presentations, we reclassified $5.7 million of cash used in operating activities for the period from January 4, 2009 to July 4, 2009 to net cash used in financing activities for the nine months ended October 3, 2009. We also reclassified $5.5 million from net cash provided by operating activities to net cash used in financing activities for the nine months ended September 27, 2008 in our Condensed Consolidated Statement of Cash Flows.
     Allowance for Doubtful Accounts and Related Reserves
     We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will ultimately be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At October 3, 2009 and January 3, 2009, these reserves totaled $9.7 million and $10.1 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.
     Inventory Valuation
     Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At October 3, 2009, the market value of our inventory exceeded its cost. At January 3, 2009, the lower of cost or market reserve totaled $3.4 million. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.
     Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At October 3, 2009 and January 3, 2009, our damaged, excess and obsolete inventory reserves totaled $3.3 million and $4.0 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.
     We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location.
     Consignment Inventory
     From time to time, we enter into consignment inventory agreements with our vendors. This vendor consignment inventory relationship allows us to obtain and store vendor inventory at our warehouses and third-party (“reload”) facilities; however, ownership and risk of loss remains with the vendor. When the inventory is sold, we are required to the pay the vendor and we simultaneously take and transfer ownership from the vendor to the customer.
     Consideration Received from Vendors and Paid to Customers
     Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At October 3, 2009 and January 3, 2009, the vendor rebate receivable totaled $5.8 million and $6.3 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
     In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At October 3, 2009 and January 3, 2009, the customer rebate payable totaled $5.3 million and $7.3 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
     Earnings per Common Share
     Effective January 4, 2009, we adopted ASC 260-10, “Earnings Per Share — Overall” (“ASC 260-10”). Per ASC 260-10, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Restricted stock granted by us to certain management level employees participate in dividends on the same basis as common shares and are nonforfeitable by the holder. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding for the periods that present net income. Given that the restricted shareholders do not have a contractual obligation to participate in the losses, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. In addition, because the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be antidilutive, we have not included 1,553,128 and 1,218,844 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for the first nine months of fiscal 2009 and for the first nine months of fiscal 2008, respectively, because both periods reflected net losses. As we experienced losses in both periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. The provisions of ASC 260-10 are retroactive; therefore, prior periods have been adjusted when necessary.
     Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. During fiscal 2008, we granted 440,733 performance shares under our 2006 Long-Term Incentive Plan in which shares are issuable upon satisfaction of certain performance criteria. As of October 3, 2009, we assumed that a total of 189,715 performance shares will eventually vest based on our assumption that certain performance criteria will be met and that certain shares will be forfeited over the vesting term. The 189,715 performance shares we assume will vest were not included in the computation of diluted earnings per share due to the net loss for the period. We will continue to evaluate the effect of the performance conditions on our diluted earnings per share calculation in accordance with ASC 260-10 and will change our assumptions when necessary. Our restricted stock units are settled in cash upon vesting and are considered liability awards. Therefore, these restricted stock units are not included in the computation of the basic and diluted earnings per share.
     For the third quarter of fiscal 2009 and for the first nine months of fiscal 2009, we excluded 2,671,157 unvested share-based awards from the diluted earnings per share calculation because they were anti-dilutive. For the third quarter of fiscal 2008 and for the first nine months of fiscal 2008, we excluded 2,755,105 unvested share-based awards from the diluted earnings per share calculation because they were anti-dilutive.
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
     As of October 3, 2009, there was $1.0 million, $3.5 million, $0.3 million and $0.1 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards is expected to be recognized over a period of 1.4 years, 1.7 years, 1.2 years, and 0.2 years, respectively. As of September 27, 2008, there was $1.9 million, $4.4 million, $1.0 million and $0.2 million of total unrecognized compensation expense related to stock options, restricted stock, performance shares and restricted stock units, respectively. The unrecognized compensation expense for these awards was expected to be recognized over a period of 2.5 years, 2.2 years, 2.3 years, and 1.0 years, respectively. For the third quarter of fiscal 2009 and for the first nine months of fiscal 2009, our total stock-based compensation expense was $0.8 million and $2.3 million, respectively. For the third quarter of fiscal 2008 and for the first nine months of fiscal 2008, our total stock-based compensation expense was $1.3 million and $2.5 million respectively. We also recognized related income tax benefits of $0.5 million and $1.0 million for the third quarter of fiscal 2008 and for the first nine months of fiscal 2008, respectively. There were no tax benefits recognized in fiscal 2009. There were no options exercised during the third quarter of fiscal 2009, first nine months of fiscal 2009, and the third quarter of fiscal 2008. During the first nine months of fiscal 2008, total stock options exercised were 115,758.

     Income Taxes
     Our financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income taxes incurred during fiscal 2008 and the first nine months of fiscal 2009, as well as deferred income tax assets resulting from other temporary differences related to certain reserves, pension obligations and differences between book and tax depreciation and amortization. In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence.
     During the year ended January 3, 2009, we reported a net loss. This reported loss along with losses reported in prior periods was considered negative evidence which carried substantial weight. Therefore, we considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence associated with the losses incurred. The positive evidence considered included:
•	taxable income in prior carryback years, if carryback is permitted under the tax law;

•	future reversals of existing taxable temporary differences (i.e., offset gross deferred tax assets against gross deferred tax liabilities);

•	tax planning strategies; and

•	future taxable income exclusive of reversing temporary differences and carryforwards.
     As of January 3, 2009, there was no taxable income in carryback years to offset the net losses recorded as deferred tax assets. We considered the future reversal of temporary differences prior to projecting future taxable income. Net deferred tax assets that would not be offset by future reversal of deferred tax liabilities totaled $29.4 million at January 3, 2009.
     As of January 3, 2009, we projected a cumulative pretax profit for the three year period ended 2010. The cumulative profit was substantially driven by projected positive results from operations in 2010, which was developed using the housing start forecasts available at that time and operating expense reductions of 15% in 2009 and 6% in 2010. Our business is closely tied to housing starts and third party estimates of housing starts are considered when estimating revenue. We develop housing starts assumptions using internal data, which is validated using external housing start forecasts published by third party sources. At the end of fiscal 2008 and through early March 2009, housing starts were projected to be 716,000 for 2009 and 950,000 for 2010.
     Additionally, expected gains from the disposal of appreciated real estate in 2009 and 2010 impacted our projections of cumulative pretax income for the three year period ended 2010. The fair value of our real estate assets substantially exceed the carrying value, which resulted in us being in a unique position with the ability to forecast and consider such gains in our projection of future income.
     Based on the weight of the available positive and negative evidence at the end of fiscal 2008 and through early March 2009, we concluded that the evidence relative to potential future income generated from operations and the sale of appreciated real estate carried enough weight to overcome the weight of the negative evidence of losses. Therefore, management determined that the existing federal deferred tax assets would be realized in conjunction with closing and reporting fiscal year 2008 and did not record any valuation allowance related to federal deferred tax assets.
     With regard to our state deferred tax assets, we considered the positive evidence associated with tax planning strategies that would be implemented to avoid the loss of these assets. Considering the weight of this evidence, we believed the positive evidence outweighed the negative evidence of the fiscal year 2008 loss and previously reported losses in the states where the tax planning strategy was executable. Therefore, we recorded a valuation allowance of $1.1 million for those states where we would not be able to execute the strategy as of the end of fiscal 2008 and $0.3 million related to non-deductible excess compensation.
     During the first quarter of fiscal 2009, our net deferred tax assets increased to $40.2 million, net of a $1.1 million valuation allowance. The increase in deferred tax assets was primarily attributable to a pretax loss of approximately $33 million for the first quarter of 2009.
     We evaluated the weight of available positive and negative evidence during the first quarter 2009 closing and reporting process. In late March and April, subsequent to the filing of the 10-K, there was a substantial drop in revenue compared to expectations. In addition, due to a combination of tighter lending standards and deteriorating conditions in residential construction, negotiations stalled or were terminated for several of our planned sales of real estate.

     Due to the changes in the environment and our plans noted above, we updated our projection of future taxable income. As previously discussed, we utilize third-party forecasts in developing our annual projections, specifically related to housing starts. During the first quarter, such external estimates for fiscal 2009 housing starts dropped from 716,000 to 616,000. We considered the new information in relation to our expectations in March and April.
     The changes in our internal assumptions and revised external expectations of 2009 housing starts resulted in a change in our projections from cumulative pretax income to cumulative pretax loss for the three year period ended 2010.
     The downward revisions in forecasted housing starts at the end of the first quarter of fiscal 2009, the lack of signs of recovery in the overall economy and the lack of ability to close real estate transactions in late March and April caused us to conclude that, as of April 4, 2009, the weight of the positive evidence was no longer sufficient to overcome the weight of the negative evidence of a three year cumulative loss and that a full valuation allowance of $40.2 million for all deferred income tax assets was necessary as of April 4, 2009.
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
     Our evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual distribution facility. In the event of indicators of impairment, the assets of the distribution facility are evaluated by comparing the facility’s undiscounted cash flows over the estimated useful life of the asset, which ranges between 5-20 years, to its carrying value. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and the estimated fair market value. Impairment losses are recorded as a component of “Selling, general and administrative” in the Condensed Consolidated Statements of Operations.
     Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. Our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a historical average of income, with no growth factor assumption, to estimate undiscounted cash flows. The assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 10 in our Annual Report on Form 10-K for the year ended January 3, 2009.
     During the first nine months of fiscal 2008, we recorded a non-cash impairment charge of $0.4 million to reduce the carrying value of certain long-lived assets to fair value as a result of unfavorable market conditions associated with our custom milling operations in California. This impairment charge was included in “Selling, general and administrative” expense in our Condensed Consolidated Statement of Operations for the first nine months of fiscal 2008.
     Currently, we are experiencing a reduction in operating income at the distribution facility level due to the ongoing downturn in the housing market. To the extent that reductions in volume and operating income have resulted in impairment indicators, in most cases our carrying values continue to be less than our projected undiscounted cash flows. As of January 3, 2009, we had $152.8 million in net book value of fixed assets. The undiscounted cash flows were less than the carrying values for approximately $24.0 million of these assets. The fair value of these assets, primarily real estate, exceeded the carrying value by approximately $23.8 million. For the first nine months of fiscal 2009, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.

     Self-Insurance
     It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $1.0 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At October 3, 2009 and January 3, 2009, the self-insurance reserves totaled $9.4 million and $8.9 million, respectively.
3. Restructuring Charges
     We account for exit and disposal costs in accordance with ASC 420-10, “Exit or Disposal Cost Obligations- Overall”, which requires that a liability be recognized for a cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e. the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs are included in “Selling, general, and administrative” expenses in the Condensed Consolidated Statements of Operations and “Other current liabilities” and “Other non-current liabilities” on the Condensed Consolidated Balance Sheets at October 3, 2009 and January 3, 2009.
     We account for severance and outplacement costs in accordance with ASC 712-10, “Nonretirement Post-Employment Benefits- Overall”. These costs were included in “Selling, general, and administrative” expenses in the Condensed Consolidated Statements of Operations and in “Accrued Compensation” on the Condensed Consolidated Balance Sheets at October 3, 2009 and January 3, 2009.
     2007 Facility Consolidation and Severance Costs
     During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings and reduction in force initiatives which resulted in charges of $17.1 million during the fourth quarter of fiscal 2007. Since the inception of this plan, we recorded an additional charge of $2.4 million related to an assumption change related to an increase to the anticipated time required to sublease the vacated headquarters’ building during the fourth quarter of fiscal 2008. As of October 3, 2009 and January 3, 2009, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.
     The table below summarizes the balance of accrued facility consolidation reserve and the changes in the accrual for the third quarter ended October 3, 2009 (in thousands):

Balance at July 5, 2009	$11,656
Charges	—
Payments	(535)
Accretion of discount used to calculate liability	187

Balance at October 3, 2009	$11,308

     The table below summarizes the balance of accrued facility consolidation reserve and the changes in the accrual for the nine months ended October 3, 2009 (in thousands):

Balance at January 3, 2009	$12,340
Charges	—
Payments	(1,601)
Accretion of discount used to calculate liability	569

Balance at October 3, 2009	$11,308

     2008 Facility Consolidation and Severance Costs
     During fiscal 2008, our board of directors approved a plan to exit our custom milling operations in California primarily due to the impact of unfavorable market conditions on that business. The closure of the custom milling facilities resulted in facility consolidation charges of $2.0 million during fiscal 2008. In addition, we recorded severance and outplacement costs of $1.0 million in connection with involuntary terminations at our custom milling facilities. We also recorded $4.2 million related to other reduction in force initiatives. At October 3, 2009 and January 3, 2009, our severance reserve totaled $0.03 million and $0.5 million. During the first nine months of fiscal 2009, we modified certain assumptions related to sublease income and rental payments that resulted in a reduction to the reserve of approximately $0.2 million.
     The table below summarizes the balance of the accrued facility consolidation and severance reserves and the changes in the accruals as of and for the third quarter ended October 3, 2009 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at July 5, 2009	$1,030	$77	$1,107
Assumption changes	67	—	67
Payments	(259)	(46)	(305)
Accretion of liability	22	—	22

Balance at October 3, 2009	$860	$31	$891

     The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accruals as of and for the nine months ended October 3, 2009 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at January 3, 2009	$1,792	$512	$2,304
Assumption changes	(187)	—	(187)
Payments	(826)	(481)	(1,307)
Accretion of liability	81	—	81

Balance at October 3, 2009	$860	$31	$891

     2009 Facility Consolidations and Severance
     During the second quarter of fiscal 2009, we exited our BlueLinx Hardwoods facility in Austin Texas to improve overall effectiveness and efficiency by transferring operations to our San Antonio and Houston branches. Our exit of the Austin facility resulted in charges of $0.7 million. In addition, we recorded severance charges related to reduction in force initiatives of $1.4 million. During the third quarter of fiscal 2009, we modified certain assumptions related to sublease income that resulted in a reduction to the reserve of approximately $0.1 million.

     The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accrual for the third quarter ended October 3, 2009 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at July 5, 2009	$731	$80	$811
Charges	—	193	193
Assumption changes	(88)	—	(88)
Payments	(50)	(252)	(302)
Accretion of liability	14	—	14

Balance at October 3, 2009	$607	$21	$628

     The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accrual for the nine months ended October 3, 2009 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at January 3, 2009	$—	$—	$—
Charges	731	1,422	2,153
Assumption changes	(88)	—	(88)
Payments	(50)	(1,401)	(1,451)
Accretion of liability	14	—	14

Balance at October 3, 2009	$607	$21	$628

4. Assets Held for Sale and Net Gain on Disposition
     As part of our restructuring efforts to improve our cost structure and cash flow, we closed certain facilities and designated them as assets held for sale during fiscal 2009 and fiscal 2008. At the time of designation, we ceased recognizing depreciation expense on these assets. As of October 3, 2009 and January 3, 2009, total assets held for sale were $1.8 million and $3.0 million, respectively, and were included in “Other current assets” in our Condensed Consolidated Balance Sheets. These assets are not material for separate presentation on our Condensed Consolidated Balance Sheets. During the first nine months of fiscal 2009, we sold certain real properties that resulted in a $4.4 million gain recorded in “Selling, general, and administrative” expenses in the Condensed Consolidated Statements of Operations.
5. Comprehensive Loss
     The calculation of comprehensive loss is as follows (in thousands):

	Third Quarter
	Period from	Period from
	July 5, 2009	June 29, 2008
	to	to
	October 3, 2009	September 27, 2008
Net loss	$(13,463)	$(2,594)

Other comprehensive income (loss):
Foreign currency translation, net of taxes	844	(242)
Unrealized loss from cash flow hedge, net of taxes	—	(145)
Interest expense recognized related to ineffective interest rate swap	2,438	—

Comprehensive loss	$(10,181)	$(2,981)

	Nine Months Ended
	Period from	Period from
	January 4, 2009	December 29, 2007
	to	to
	October 3, 2009	September 27, 2008
Net loss	$(73,488)	$(6,586)
Other comprehensive income (loss):
Foreign currency translation, net of taxes	1,438	(639)
Unrealized gain from cash flow hedge, net of taxes	—	34
Interest expense recognized related to ineffective interest rate swap	7,913	—

Comprehensive loss	$(64,137)	$(7,191)

     For the third quarter of fiscal 2009, the income tax effects related to foreign currency translation was $0.5 million. Due to our interest rate swap becoming ineffective, as well as our decision to record a full valuation allowance against our deferred tax assets, we will recognize the income tax effect associated with unrealized losses, initially recorded in other comprehensive income when the interest rate swap terminates. For the third quarter of fiscal 2008, the income tax effects related to foreign currency translation and our interest rate swap were $(0.2) million and $(0.1) million, respectively.
     For the first nine months of fiscal 2009, the income tax effects related to foreign currency translation and our interest rate swap were $0.9 million and $2.7 million, respectively. For the first nine months fiscal 2008, the income tax effects related to foreign currency translation and our interest rate swap were $(0.4) million and $0.02 million, respectively.
6. Employee Benefits
Defined Benefit Pension Plans
     Most of our hourly employees participate in noncontributory defined benefit pension plans, which include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We have met our required contribution to the hourly pension plan in fiscal 2009. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.
     Net periodic pension cost for our pension plans included the following (in thousands):

	Third Quarter
	Period from July 5,	Period from June 29, 2008,
	2009 to October 3, 2009	2008 to September 27, 2008
Service cost	$452	$561
Interest cost on projected benefit obligation	1,125	1,109
Expected return on plan assets	(1,132)	(1,501)
Amortization of unrecognized loss (gain)	180	(91)

Net periodic pension cost	$625	$78

	Nine Months Ended
	Period from January 4,	Period from December 29,
	2009 to October 3, 2009	2007 to September 27, 2008
Service cost	$1,356	$1,684
Interest cost on projected benefit obligation	3,375	3,326
Expected return on plan assets	(3,396)	(4,501)
Amortization of unrecognized loss (gain)	540	(274)
Amortization of unrecognized prior service cost	—	1

Net periodic pension cost	$1,875	$236

7. Revolving Credit Facility
     As of October 3, 2009, we had outstanding borrowings of $56.0 million and excess availability of $190.6 million under the terms of our revolving credit facility. We classify the lowest projected balance of the credit facility over the next twelve months of $56.0 million as long-term debt. As of October 3, 2009 and January 3, 2009, we had outstanding letters of credit totaling $13.5 million and $12.9 million, respectively, primarily for the purposes of securing collateral requirements under the interest rate swap, insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions. Our revolving credit facility contains customary negative covenants and restrictions for asset based loans. The most significant restriction is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below $40.0 million. The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our revolving credit facility is less than $40.0 million for three consecutive business days. As of October 3, 2009, we were in compliance with all covenants.
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
     Effective March 30, 2009, we elected to permanently reduce our revolving loan threshold limit from $800.0 million to $500.0 million. This reduction does not impact our available borrowing capacity under our revolving credit facility as our current eligible accounts receivable and inventory (our “borrowing base”) do not support up to $800.0 million in borrowings. We do not anticipate our borrowing base will support borrowings in excess of $500.0 million at any point during the remaining life of the credit facility. This cost-saving initiative will allow us to reduce our interest expense by $0.8 million annually by lowering our unused line fees. As a result of this action, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized associated with the borrowing capacity that was reduced during the first quarter of fiscal 2009.
8. Derivatives
     We are exposed to risks such as changes in interest rates, commodity prices and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading, and are not used to address risks related to foreign currency rates. In accordance with ASC 815, “Derivatives and Hedging”, we record derivative instruments as assets or liabilities on the balance sheet at fair value.
     On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap has a notional amount of $150.0 million and the terms call for us to receive interest monthly at a variable rate equal to the 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap was designated as a cash flow hedge.
     Through January 3, 2009, the hedge was highly effective in offsetting changes in expected cash flows. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge were reflected in earnings.
     On January 9, 2009, we reduced our borrowings under the revolving credit facility by $60.0 million, which reduced outstanding debt below the interest rate swap’s notional amount of $150.0 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt during the first quarter of fiscal 2009. As a result, any prospective changes in fair value of the instrument will be recorded through earnings. Charges associated with the ineffective interest rate swap recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2009 were approximately $4.8 million and are comprised of a $5.9 million non-cash charge on the date we reduced our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount, $1.0 million of amortization of accumulated other comprehensive loss, and $2.1 million of income related to fair value changes since the date of the reduction.
     During the second quarter of fiscal 2009, we further reduced our borrowings under the revolving credit by $15.0 million. Charges associated with the ineffective interest rate swap during the second quarter of fiscal 2009 were $1.3 million on the date we reduced our borrowings outstanding by $15.0 million, $0.9 million of amortization of accumulated other comprehensive loss, and $1.1 million of income related to fair value changes since the date of reduction.
     During the third quarter of fiscal 2009, we used cash on hand to reduce our borrowings under the revolving credit facility by an additional $25.0 million. This payment resulted in a third quarter non-cash charge of approximately $1.9 million recorded in interest expense on the payment date. In addition, there was $0.5 million of amortization of accumulated other comprehensive loss, and $1.0 million of income related to fair value changes since the date of reduction. The remaining $3.2 million of accumulated other comprehensive loss will be amortized over the remaining 19 month term of the interest rate swap and recorded as interest expense. Approximately $2.1 million will be amortized over the next 12 months and recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense. Due to our interest rate swap becoming ineffective, as well as our decision to record a full valuation allowance against deferred tax assets, we will recognize the income tax effect associated with unrealized losses initially recorded in other comprehensive income when the interest rate swap terminates.
     The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of October 3, 2009 (in thousands):

Balance at January 3, 2009	$13,229
Unrealized losses in accumulated other comprehensive loss	1,533
Charges associated with ineffective interest rate swap recorded to interest expense	(11,556)

Balance at October 3, 2009	$3,206

9. Mortgage
     On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of us entered into a $295.0 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 55 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%.
     During the first nine months of fiscal 2009, we sold certain real properties that ceased operations. As a result of the sale of one of these properties during the second quarter of fiscal 2009, we reduced our mortgage loan by $3.2 million and incurred a mortgage prepayment penalty of $0.6 million recorded in “Interest expense” on the Condensed Consolidated Statements of Operations.
     The mortgage loan requires interest-only payments through June 2011. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2011	$1,817
2012	3,813
2013	4,119
2014	4,392
2015	4,683
Thereafter	266,845

10. Fair Value Measurements
     We apply ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements to all applicable financial and non-financial assets. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 classifies inputs used to measure fair value into the following hierarchy:

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
     We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i.) the present value factors used in determining fair value (ii.) projected LIBOR, and (iii.) the risk of non-performance. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of non-performance on the interest rate swap liability that is not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at October 3, 2009 and at January 3, 2009 due to the fact the risk of counterparty non-performance was nominal. The fair value of the interest rate swap was a liability of $10.5 million and $13.2 million at October 3, 2009 and January 3, 2009, respectively. These balances are included in “Other current liabilities” and “Other non-current liabilities” on the Condensed Consolidated Balance Sheets.
     The following table presents a reconciliation of the level 3 interest rate swap measured at fair value on a recurring basis as of October 3, 2009 (in thousands):

Fair value at January 3, 2009	$(13,229)
Unrealized gains included in earnings, net	4,216
Unrealized losses in accumulated other comprehensive loss	(1,533)

Fair value at October 3, 2009	$(10,546)

     The $4.2 million unrealized gain was included in “Interest expense” in the Condensed Consolidated Statements of Operations.
     Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. At October 3, 2009, the carrying value and fair value of our mortgage was $285.7 million and $291.0 million, respectively. To determine the fair value of our mortgage, we used a discounted cash flow model. Assumptions critical to our fair value in the period were present value factors used in determining fair value and an interest rate.
11. Termination and Modification Agreement with G-P
     On April 27, 2009, we entered into a Termination and Modification Agreement (“Modification Agreement”) related to our Supply Agreement with Georgia Pacific (“G-P”). The Modification Agreement effectively terminates the existing Supply Agreement with respect to our distribution of G-P plywood, oriented strand board and lumber. As of January 3, 2009, our minimum purchases requirement totaled $31.9 million. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from G-P. We will continue to distribute a variety of G-P building products, including engineered lumber, which is covered under a three-year purchase agreement dated February 12, 2009.
     G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one-year earlier than the originally agreed upon May 7, 2010 termination date. Under the terms of the Modification Agreement, we will receive four quarterly cash payments of $4.7 million, which began on May 1, 2009 and will end on February 1, 2010. As a result of the termination, we recognized a net gain of $17.6 million in the first nine months of fiscal 2009 as a reduction to operating expense. The gain was net of a discount of $0.2 million and a $1.0 million write-off of an intangible asset associated with the Supply Agreement. We believe the early termination of the Supply Agreement contributed to the decline in our structural panel sales volume during the second and third quarters of fiscal 2009. However, since the majority of these sales go through the direct sales channel, the lower structural panel sales volume had an insignificant impact on our gross profit during these periods. To the extent we are unable to replace these volumes with structural product from G-P or other suppliers, the early termination of the Supply Agreement may continue to negatively impact our sales of structural products which would impact our net sales and our costs, which in turn could impact our gross profit, net income, and cash flows. For more information on structural unit volume changes, refer to the tables under “Selected Factors Affecting Our Operating Results” in our Management, Discussion Analysis. For further discussion of the risks associated with the termination of the Master Supply Agreement, please also refer to our risk factors disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009, as further supplemented in our Quarterly Report on Form 10-Q for the period ended April 4, 2009, as filed with the SEC.
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
     Collective Bargaining Agreements
     As of October 3, 2009, approximately 31% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 3% of our work force will expire within one year.
14. Subsequent Events
     We evaluated subsequent events through the time of the filing of our Quarterly Report on Form 10-Q. We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

15. Recently Issued Accounting Pronouncements
     Effective July 5, 2009, we adopted the Financial Accounting Standards Board (FASB) ASC 105-10, “Generally Accepted Accounting Principles — Overall” (ASC 105-10). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. This Form 10-Q for the quarter ending October 3, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
     In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). ASC 855 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. ASC 855 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 was effective for us beginning with our Quarterly Report on Form 10-Q for the second quarter and first six months of fiscal 2009, and will be applied prospectively.
     In April 2009, the FASB issued ASC 825-10, “Financial Instruments — Overall” (“ASC 825-10”), which will require that the fair value disclosures required for all financial instruments be included in interim financial statements. ASC 825-10 also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. ASC 820-10 was effective for us during the third quarter of fiscal 2009. The adoption of ASC 825-10 did not have a material impact on our Condensed Consolidated Financial Statements.
     In December 2008, the FASB issued ASC 715, “Compensation — Retirement Benefits” (“ASC 715”). ASC 715 requires enhanced disclosures about the plan assets of our defined benefit pension and other postretirement plans. The enhanced disclosures required by ASC 715 are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. ASC 715 is effective for us for the year ending January 2, 2010.
     In June 2008, the FASB issued ASC 260-10, “Earnings Per Share — Overall” (“ASC 260-10”). Per ASC 260-10 unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in ASC 260-10. ASC 260-10 was effective for us on January 4, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. For additional information, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.
     In April 2008, the FASB issued ASC 350-30, “General Intangibles Other than Goodwill” (“ASC 350-30”). ASC 350-30 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under ASC 350, “Intangibles — Goodwill and Other.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. ASC 350-30 was effective for us on January 4, 2009 and did not have a material impact on our Condensed Consolidated Financial Statements; however, it could have an impact in the future if acquisitions are made.
     In March 2008, the FASB issued ASC 815-10-65, “Derivatives and Hedging — Overall — Transition and Open Effective Date Information” (“ASC 815-10-65”). ASC 815-10-65 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, ASC 815-10-65 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. ASC 815-10-65 was effective for us, on a prospective basis, on January 4, 2009. The adoption of ASC 815-10-65 did not have a material impact on our Condensed Consolidated Financial Statements. For additional information, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

     In December 2007, the FASB issued ASC 805-10 “Business Combinations — Overall” (“ASC 805-10”). ASC 805-10 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805-10 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 was effective for us, on a prospective basis, on January 4, 2009. We expect ASC 805-10 will have an impact on our accounting for business combinations, but the effect is dependent upon the acquisitions that are made in the future.
16. Unaudited Supplemental Condensed Consolidating Financial Statements
     The unaudited condensed consolidating financial information as of October 3, 2009 and January 3, 2009 and for the periods from July 5, 2009 to October 3, 2009 and June 29, 2008 to September 27, 2008 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our wholly-owned operating subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended January 3, 2009, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental Condensed Consolidated financial statements are sixty-three single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. Certain of the warehouse properties collateralize a mortgage loan and none of the properties are available to satisfy the debts and other obligations of either BlueLinx Corporation or us.
     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from July 5, 2009 to October 3, 2009 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$449,363	$7,457	$(7,457)	$449,363
Cost of sales	—	394,058	—	—	394,058

Gross profit	—	55,305	7,457	(7,457)	55,305

Operating expenses (income):
Selling, general and administrative	1,399	61,035	47	(7,457)	55,024
Depreciation and amortization	—	2,922	960	—	3,882

Total operating expenses	1,399	63,957	1,007	(7,457)	58,906

Operating (loss) income	(1,399)	(8,652)	6,450	—	(3,601)
Non-operating expenses:
Interest expense	—	3,364	4,623	—	7,987
Charges associated with ineffective interest rate swap	—	1,431	—	—	1,431
Other expense (income), net	—	386	(62)	—	324

(Loss) income before (benefit from) provision for income taxes	(1,399)	(13,833)	1,889	—	(13,343)
(Benefit from) provision for income taxes	(720)	104	736	—	120
Equity in (loss) income of subsidiaries	(12,784)	—	—	12,784	—

Net income (loss)	$(13,463)	$(13,937)	$1,153	$12,784	$(13,463)

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from June 29, 2008 to September 27, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$726,756	$7,617	$(7,617)	$726,756
Cost of sales	—	643,507	—	—	643,507

Gross profit	—	83,249	7,617	(7,617)	83,249

Operating expenses:
Selling, general and administrative	2,189	79,016	205	(7,617)	73,793
Depreciation and amortization	—	3,869	1,071	—	4,940

Total operating expenses	2,189	82,885	1,276	(7,617)	78,733

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Operating (loss) income	(2,189)	364	6,341	—	4,516
Non-operating expenses:
Interest expense	—	3,899	4,892	—	8,791
Other expense (income), net	—	80	(15)	—	65

(Loss) income before (benefit from) provision for income taxes	(2,189)	(3,615)	1,464	—	(4,340)
(Benefit from) provision for income taxes	(854)	(1,463)	571	—	(1,746)
Equity in (loss) income of subsidiaries	(1,259)	—	—	1,259	—

Net (loss) income	$(2,594)	$(2,152)	$893	$1,259	$(2,594)

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 4, 2009 to October 3, 2009 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,280,000	$22,460	$(22,460)	$1,280,000
Cost of sales	—	1,132,119	—	—	1,132,119

Gross profit	—	147,881	22,460	(22,460)	147,881

Operating expenses (income):
Selling, general and administrative	4,466	185,851	(4,113)	(22,460)	163,744
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,554)	—	—	(17,554)
Depreciation and amortization	—	10,189	2,964	—	13,153

Total operating expenses (income)	4,466	178,486	(1,149)	(22,460)	159,343

Operating (loss) income	(4,466)	(30,605)	23,609	—	(11,462)
Non-operating expenses:
Interest expense	—	10,042	14,568	—	24,610
Charges associated with ineffective interest rate swap	—	7,341	—	—	7,341
Write-off of debt issuance costs	—	1,407	—	—	1,407
Other expense (income), net	—	616	(134)	—	482

(Loss) income before (benefit from) provision for income taxes	(4,466)	(50,011)	9,175	—	(45,302)
(Benefit from) provision for income taxes	(3,679)	28,287	3,578	—	28,186
Equity in (loss) income of subsidiaries	(72,701)	—	—	72,701	—

Net (loss) income	$(73,488)	$(78,298)	$5,597	$72,701	$(73,488)

     The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 29, 2007 to September 27, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,278,185	$22,852	$(22,852)	$2,278,185
Cost of sales	—	2,009,698	—	—	2,009,698

Gross profit	—	268,487	22,852	(22,852)	268,487

Operating expenses:
Selling, general and administrative	2,835	255,227	445	(22,852)	235,655
Depreciation and amortization	—	11,800	3,211	—	15,011

Total operating expenses	2,835	267,027	3,656	(22,852)	250,666

Operating (loss) income	(2,835)	1,460	19,196	—	17,821
Non-operating expenses:
Interest expense	—	12,854	14,676	—	27,530
Other expense (income), net	—	413	(28)	—	385

(Loss) income before (benefit from) provision for income taxes	(2,835)	(11,807)	4,548	—	(10,094)
(Benefit from) provision for income taxes	(1,106)	(4,176)	1,774	—	(3,508)
Equity in (loss) income of subsidiaries	(4,857)	—	—	4,857	—

Net (loss) income	$(6,586)	$(7,631)	$2,774	$4,857	$(6,586)

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of October 3, 2009 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$32	$25,008	$458	$—	$25,498
Receivables	—	168,656	—	—	168,656
Inventories	—	173,123	—	—	173,123
Deferred income tax assets	602	275	—	(299)	578
Other current assets	1,060	31,393	1,903	—	34,356
Intercompany receivable	65,523	7,809	—	(73,332)	—

Total current assets	67,217	406,264	2,361	(73,631)	402,211

Property, plant and equipment:
Land and land improvements	—	3,144	49,575	—	52,719
Buildings	—	7,317	88,651	—	95,968
Machinery and equipment	—	68,906	—	—	68,906
Construction in progress	—	1,150	—	—	1,150

Property, plant and equipment, at cost	—	80,517	138,226	—	218,743
Accumulated depreciation	—	(56,715)	(22,151)	—	(78,866)

Property, plant and equipment, net	—	23,802	116,075	—	139,877
Investment in subsidiaries	(19,918)	—	—	19,918	—
Other non-current assets	—	14,141	28,296	—	42,437

Total assets	$47,299	$444,207	$146,732	$(53,713)	$584,525

Liabilities :
Current liabilities:
Accounts payable	$113	$108,424	$—	$—	$108,537
Bank overdrafts	—	20,016	—	—	20,016
Accrued compensation	49	5,196	—	—	5,245
Deferred income tax liabilities	299	—	—	(299)	—
Other current liabilities	—	23,256	3,440	—	26,696
Intercompany payable	7,809	61,844	3,679	(73,332)	—

Total current liabilities	8,270	218,736	7,119	(73,631)	160,494

Non-current liabilities :
Long-term debt	—	56,000	285,669	—	341,669
Non-current deferred income tax liabilities	—	149	429	—	578
Other non-current liabilities	—	36,455	6,300	—	42,755

Total liabilities	8,270	311,340	299,517	(73,631)	545,496

Shareholders’ Equity/Parent’s Investment	39,029	132,867	(152,785)	19,918	39,029

Total liabilities and equity	$47,299	$444,207	$146,732	$(53,713)	$584,525

     The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 3, 2009 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$32	$150,259	$62	$—	$150,353
Receivables	—	130,653	—	—	130,653
Inventories	—	189,482	—	—	189,482
Deferred income tax assets	290	11,578	—		11,868
Other current assets	371	33,678	3,302	—	37,351
Intercompany receivable	40,146	6,041	—	(46,187)	—

Total current assets	40,839	521,691	3,364	(46,187)	519,707

Property and equipment:
Land and land improvements	—	3,103	50,323	—	53,426
Buildings	—	7,497	88,662	—	96,159
Machinery and equipment	—	70,491	—	—	70,491
Construction in progress	—	2,035	—	—	2,035

Property and equipment, at cost	—	83,126	138,985	—	222,111
Accumulated depreciation	—	(50,150)	(19,186)	—	(69,336)

Property and equipment, net	—	32,976	119,799	—	152,775
Investment in subsidiaries	68,858	—	—	(68,858)	—
Non-current deferred income tax assets	—	18,045	—	(577)	17,468
Other non-current assets	—	22,168	20,289	—	42,457

Total assets	$109,697	$594,880	$143,452	$(115,622)	$732,407

Liabilities:
Current liabilities:
Accounts payable	$117	$78,250	$—	$—	78,367
Bank overdrafts	—	24,715	—	—	24,715
Accrued compensation	687	10,865	—	—	11,552
Current maturities of long-term debt		60,000	—	—	60,000
Other current liabilities	—	20,934	3,612	—	24,546
Intercompany payable	6,041	38,924	1,222	(46,187)	—

Total current liabilities	6,845	233,688	4,834	(46,187)	199,180

Non-current liabilities:
Long-term debt	—	96,000	288,870	—	384,870
Non-current deferred income tax liabilities	—	—	577	(577)	—
Other non-current liabilities	—	39,205	6,300	—	45,505

Total liabilities	6,845	368,893	300,581	(46,764)	629,555

Shareholders’ Equity/Parent’s Investment	102,852	225,987	(157,129)	(68,858)	102,852

Total liabilities and equity	$109,697	$594,880	$143,452	$(115,622)	$732,407

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 4, 2009 to October 3, 2009 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(73,488)	$(78,298)	$5,597	$72,701	$(73,488)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	10,189	2,964	—	13,153
Amortization of debt issue costs	—	1,354	489	—	1,843
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,554)	—	—	(17,554)
Payments from terminating the Georgia-Pacific supply agreement	—	9,412	—	—	9,412
Gain from sale properties	—	(169)	(4,237)	—	(4,406)
Prepayment penalty associated with sale of facility	—	—	616	—	616
Charges associated with ineffective interest rate swap	—	7,341	—	—	7,341
Write-off of debt issuance costs	—	1,407	—	—	1,407
Vacant property charges, net	—	457	—	—	457
Deferred income tax (benefit) provision	(13)	27,389	(148)	—	27,228
Share-based compensation expense	1,344	826	—	—	2,170
Decrease in restricted cash	—	3,380	—	—	3,380
Equity in earnings of subsidiaries	72,701	—	—	(72,701)	—
Changes in assets and liabilities:
Receivables	—	(38,003)	—	—	(38,003)
Inventories	—	16,359	—	—	16,359
Accounts payable	(4)	30,174	—	—	30,170
Changes in other working capital	(1,327)	8,173	(235)	—	6,611
Intercompany receivable	(1,758)	(1,768)	—	3,526	—
Intercompany payable	1,768	(699)	2,457	(3,526)	—
Other	1	(210)	17	—	(192)

Net cash (used in) provided by operating activities	(776)	( (20,240)	7,520	—	(13,496)

Cash flows from investing activities:
Investment in subsidiaries	26,251	—	—	(26,251)	—
Property, plant and equipment investments	—	(952)	—	—	(952)
Proceeds from sale of assets	—	2,019	6,435	—	8,454

Net cash provided by (used in) investing activities	26,251	1,067	6,435	(26,251)	7,502

Cash flows from financing activities:
Net transactions with Parent	—	(24,998)	(1,253)	26,251	—
Repurchase of common stock	(1,862)	—	—	—	(1,862)
Net decrease in revolving credit facility	—	(100,000)	—	—	(100,000)
Payment of principal on mortgage	—	—	(3,201)	—	(3,201)
Prepayment fees associated with sale of facility	—	—	(616)	—	(616)
Decrease in bank overdrafts	—	(4,699)	—	—	(4,699)
Increase in restricted cash related to the mortgage	—	—	(8,442)		(8,442)
Intercompany receivable	(23,619)	—	—	23,619	—
Intercompany payable	—	23,619	—	(23,619)	—
Other	6	—	(47)	—	(41)

Net cash (used in) provided by financing activities	(25,475)	(106,078)	(13,559)	26,251	(118,861)

(Decrease) increase in cash	—	(125,251)	396	—	(124,855)
Balance, beginning of period	32	150,259	62	—	150,353

Balance, end of period	$32	$25,008	$458	$—	$25,498

     The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from from December 29, 2007 to September 27, 2008 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(6,586)	$(7,631)	$2,774	$4,857	$(6,586)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	11,801	3,210	—	15,011
Amortization of debt issue costs	—	1,353	470	—	1,823
Vacant property charges	—	1,640	—	—	1,640
Deferred income tax benefit	(75)	(3,007)	(424)	—	(3,506)
Share-based compensation expense	—	2,163	—	—	2,163
Excess tax benefits from share-based compensation arrangements	—	(76)	—	—	(76)
Decrease in restricted cash	—	5,970	—	—	5,970
Equity in earnings of subsidiaries	4,857	—	—	(4,857)	—
Changes in assets and liabilities:
Receivables	—	18,698	—	—	18,698
Inventories	—	74,910	—	—	74,910
Accounts payable	64	(35,939)	—	—	(35,875)
Changes in other working capital	382	33,370	(4,857)	—	28,895
Intercompany receivable	(635)	337	—	298	—
Intercompany payable	(337)	—	635	(298)	—
Other	—	(3,745)	5,713	—	1,968

Net cash (used in) provided by operating activities	(2,330)	99,844	7,521	—	105,035

Cash flows from investing activities:
Investment in subsidiaries	(15,684)	—	—	15,684	—
Property, plant and equipment investments	—	(2,614)	—	—	(2,614)
Proceeds from sale of assets	—	848	—	—	848

Net cash used in investing activities	(15,684)	(1,766)	—	15,684	(1,766)

Cash flows from financing activities:
Net transactions with Parent	—	238	15,446	(15,684)	—
Proceeds from stock options exercised	434	—	—	—	434
Excess tax benefits from share-based compensation arrangements	76	—	—	—	76
Net decrease in revolving credit facility	—	(27,535)	—	—	(27,535)
Decrease in bank overdrafts	—	(15,450)	—	—	(15,450)
Increase in restricted cash related to the mortgage	—	—	(5,461)	—	(5,461)
Intercompany receivable	17,499	—	—	(17,499)	—

Intercompany payable	—	(17,499)	—	17,499	—

Other	6	—	—	—	6

Net cash provided by (used in) financing activities	18,015	(60,246)	9,985	(15,684)	(47,930)

Increase in cash	1	37,832	17,506	—	55,339
Balance, beginning of period	3	15,699	57	—	15,759

Balance, end of period	$4	$53,531	$17,563	$—	$71,098

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
Overview
     Background
     We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 44% of our third quarter of fiscal 2009 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 56% of our third quarter of fiscal 2009 gross sales.
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
     G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one-year earlier than the originally agreed upon May 7, 2010 termination date. Under the terms of the Modification Agreement, we will receive four quarterly cash payments of $4.7 million, which began on May 1, 2009 and will end on February 1, 2010. As a result of the termination, we recognized a net gain of $17.6 million in the first nine months of fiscal 2009 as a reduction to operating expense. The gain was net of a discount of $0.2 million and a $1.0 million write-off of an intangible asset associated with the Supply Agreement. We believe the early termination of the Supply Agreement contributed to the decline in our structural panel sales volume during the second and third quarters of fiscal 2009. However, since the majority of these sales go through the direct sales channel, the lower structural panel sales volume had an insignificant impact on our gross profit during for these periods. To the extent we are unable to replace these volumes with structural product from G-P or other suppliers, the early termination of the Supply Agreement may continue to negatively impact our sales of structural products which would impact our net sales and our costs, which in turn could impact our gross profit, net income, and cash flows. For more information on structural unit volume changes, refer to the tables under “Selected Factors Affecting Our Operating Results” in our Management, Discussion Analysis. For further discussion of the risks associated with the termination of the Master Supply Agreement, please also refer to our risk factors disclosed in our Annual Report on Form 10-K for the year ended

January 3, 2009, as further supplemented in our Quarterly Report on Form 10-Q for the period ended April 4, 2009, as filed with the SEC.
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
     The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the third quarter of fiscal 2009, the third quarter of fiscal 2008, the first nine months of fiscal 2009, the first nine months of fiscal 2008, fiscal 2008 and fiscal 2007.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2009	Q3 2008	2009 YTD	2008 YTD	2008	2007
	(Dollars in millions)
Sales by Category
Structural Products	$202	$366	$567	$1,181	$1,422	$2,098
Specialty Products	258	376	742	1,133	1,412	1,802
Other(1)	(11)	(15)	(29)	(36)	(54)	(66)

Total Sales	$449	$727	$1,280	$2,278	$2,780	$3,834

Sales Variances
Unit Volume $ Change	$(235)	$(337)	$(917)	$(868)	$(1,161)	$(896)
Price/Other(1)	(43)	48	(81)	91	107	(169)

Total $ Change	$(278)	$(289)	$(998)	$(777)	$(1,054)	$(1,065)

Unit Volume % Change	(31.7)%	(32.6)%	(39.6)%	(27.9)%	(29.7)%	(18.0)%
Price/Other(1)	(6.5)%	4.1%	(3.8)%	2.5%	2.2%	(3.7)%

Total % Change	(38.2)%	(28.5)%	(43.8)%	(25.4)%	(27.5)%	(21.7)%

(1)	Other includes unallocated allowances and discounts.
     The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the third quarter of fiscal 2009, the third quarter of fiscal 2008, the first nine months of fiscal 2009, the first nine months of fiscal 2008, fiscal 2008 and fiscal 2007.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2009	Q3 2008	2009 YTD	2008 YTD	2008	2007
	(Dollars in millions)
Gross Margin $’s by
Category
Structural Products	$21	$36	$58	$121	$134	$173
Specialty Products	39	54	102	162	200	238
Other (1)	(5)	(7)	(12)	(15)	(19)	(19)

Total Gross Margin $’s	$55	$83	$148	$268	$315	$392

Gross Margin %’s by Category
Structural Products	10.4%	9.9%	10.2%	10.2%	9.4%	8.2%
Specialty Products	15.1%	14.3%	13.7%	14.2%	14.2%	13.2%
Total Gross Margin %’s	12.3%	11.5%	11.6%	11.8%	11.3%	10.2%
Unit Volume Change by Product
Structural Products	(33.7)%	(40.3)%	(43.9)%	(32.9)%	(34.6)%	(19.2)%
Specialty Products	(29.8)%	(23.1)%	(35.2)%	(22.0)%	(24.0)%	(16.4)%
Total Change in Unit Volume %’s	(31.7)%	(32.6)%	(39.6)%	(27.9)%	(29.7)%	(18.0)%

(1)	Other includes unallocated allowances and discounts.

     The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the third quarter of fiscal 2009, the third quarter of fiscal 2008, the first nine months of fiscal 2009, the first nine months of fiscal 2008, fiscal 2008 and fiscal 2007.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2009	Q3 2008	2009 YTD	2008 YTD	2008	2007
			(Dollars in millions)
Sales by Channel
Warehouse/Reload	$345	$540	$959	$1,673	$2,044	$2,763
Direct	115	202	350	641	790	1,137
Other(1)	(11)	(15)	(29)	(36)	(54)	(66)

Total	$449	$727	$1,280	$2,278	$2,780	$3,834

Gross Margin by Channel
Warehouse/Reload	$53	$77	$137	$243	$284	$344
Direct	7	13	23	40	50	67
Other(1)	(5)	(7)	(12)	(15)	(19)	(19)

Total	$55	$83	$148	$268	$315	$392

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2009	Q3 2008	2009 YTD	2008 YTD	2008	2007
			(Dollars in millions)
Gross Margin % by Channel
Warehouse/Reload	15.4%	14.3%	14.3%	14.5%	13.9%	12.5%
Direct	6.1%	6.4%	6.6%	6.2%	6.3%	5.9%
Total	12.3%	11.5%	11.6%	11.8%	11.3%	10.2%

(1)	Other includes unallocated allowances and adjustments.
Fiscal Year
     Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2009 and fiscal year 2008 contain 52 weeks and 53 weeks, respectively.
Results of Operations
     Third Quarter of Fiscal 2009 Compared to Third Quarter of Fiscal 2008
     The following table sets forth our results of operations for the third quarter of fiscal 2009 and third quarter of fiscal 2008.

	Period		Period
	from		from
	July 5, 2009	% of	June 29, 2008	% of
	to	Net	to	Net
	October 3, 2009	Sales	September 27, 2008	Sales
	(Dollars in thousands)
Net sales	$449,363	100.0%	$726,756	100.0%
Gross profit	55,305	12.3%	83,249	11.5%
Selling, general & administrative	55,024	12.2%	73,793	10.2%
Depreciation and amortization	3,882	0.9%	4,940	0.7%

Operating (loss) income	(3,601)	(0.8)%	4,516	0.6%
Interest expense	7,987	1.8%	8,791	1.2%
Charges associated with ineffective interest rate swap	1,431	0.3%	—	0.0%
Other expense, net	324	0.1%	65	0.0%

Loss before provision for (benefit from) income taxes	(13,343)	(3.0)%	(4,340)	(0.6)%
Provision for (benefit from) income taxes	120	0.0%	(1,746)	(0.2)%

Net income	$(13,463)	(3.0)%	$(2,594)	(0.4)%

     Net Sales. For the third quarter of fiscal 2009, net sales decreased by 38.2%, or $277.4 million, to $449.4 million compared to $726.8 million in the prior year period. Sales during the quarter were negatively impacted by a 31.2% decline in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $118.0 million or 31.4% compared to the third quarter of fiscal 2008, reflecting a 29.8% decline in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $163.7 million, or 44.8% from a year ago, also primarily as a result of a 33.7% decrease in unit volume and 21.4% decrease in average structural product prices.
     Gross Profit. Gross profit for the third quarter of fiscal 2009 was $55.3 million, or 12.3% of sales, compared to $83.2 million, or 11.5% of sales, in the prior year period. The decrease in gross profit dollars compared to the third quarter of fiscal 2008 was driven primarily by a decrease in specialty and structural product volumes of 29.8% and 33.7%, respectively, due to the continued decline in the housing market. Gross margin percentage increased by 0.8% to 12.3% primarily due an increase in higher margin specialty sales as a percentage of total sales and the impact of a lower of cost or market reserve charge of $2.6 million recorded during the third quarter of fiscal 2008.
     Selling, General, and Administrative Expenses. Selling, general and administrative expenses for the third quarter of fiscal 2009 were $55.0 million, or 12.2% of net sales, compared to $73.8 million, or 10.2% of net sales, during the third quarter of fiscal 2008. The decline in selling, general and administrative expenses included a $11.2 million decrease in payroll and payroll related costs from a decline in headcount; a $2.2 million decrease in fuel expense due to a decline in business volume and fuel prices; a $1.5 million decrease in facility consolidation charges due to a $1.3 million charge recorded in the prior year period related to exiting our custom milling operations in California; and a $3.9 million decrease in other operating expense due to our cost reduction initiatives.
     Depreciation and Amortization. Depreciation and amortization expense totaled $3.9 million for the third quarter of fiscal 2009, compared with $4.9 million for the third quarter of fiscal 2008. The $1.0 million decrease in depreciation and amortization is primarily due to a portion of our property and equipment becoming fully depreciated.
     Operating (Loss) Income. Operating loss for the third quarter of fiscal 2009 was $(3.6) million, or (0.8)% of sales, versus operating income of $4.5 million, or 0.6% of sales, in the third quarter of fiscal 2008, reflecting a $27.9 million decrease in gross profit that was partially offset by a $19.8 million decrease in operating expenses.
     Interest Expense, net. Interest expense for the third quarter of fiscal 2009 totaled $8.0 million, down $0.8 million from the prior year because of the $110 million decrease in debt. Interest expense related to our revolving credit facility and mortgage was $2.8 million and $4.6 million, respectively, during this period. Interest expense totaled $8.8 million for the third quarter of fiscal 2008. Interest expense related to our revolving credit facility and mortgage was $3.5 million and $4.7 million, respectively, during this period. In the third quarter of fiscal 2009 and the third quarter of fiscal 2008, interest expense included $0.6 million of debt issue cost amortization.
     Charges associated with ineffective interest rate swap. Charges associated with the ineffective interest rate swap for the third quarter of fiscal 2009 were $1.4 million and are comprised of a $1.9 million charged on the date we reduced our borrowings outstanding by $25.0 million; $0.5 million of amortization of the unrealized losses remaining in accumulated other comprehensive loss; and $1.0 million of income related to fair value changes since the date of reduction. Due to our interest rate swap becoming ineffective, as well as our decision to record a full valuation allowance against our deferred tax assets, we will recognize the income tax effect associated with unrealized losses initially recorded in other comprehensive income as a charge to earnings when the interest rate swap terminates.
     Provision for (Benefit from) Income Taxes. The effective tax rate was (0.9)% and 40.2% for the third quarter of fiscal 2009 and the third quarter of fiscal 2008, respectively. The change in our effective tax rate for the third quarter of fiscal 2009 is due to a $5.1 million valuation allowance.
     Net Loss. Net loss for the third quarter of fiscal 2009 was $(13.5) million compared to $(2.6) million for the third quarter of fiscal 2008 as a result of the above factors.
     On a per-share basis, basic and diluted loss applicable to common shareholders for the third quarter of fiscal 2009 and the third quarter of fiscal 2008 were $(0.44) and $(0.08), respectively.

Year-to-Date Fiscal 2009 Compared to Year-to-Date Fiscal 2008
     The following table sets forth our results of operations for the first nine months of fiscal 2009 and the first nine months of fiscal 2008.

	Period		Period
	from		from
	January 4, 2009	% of	December 29, 2007	% of
	to	Net	to	Net
	October 3, 2009	Sales	September 27, 2008	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,280,000	100.0%	$2,278,185	100.0%
Gross profit	147,881	11.6%	268,487	11.8%
Selling, general & administrative	163,744	12.8%	235,655	10.3%
Net gain from terminating the Georgia-Pacific supply agreement	(17,554)	(1.4)%	—	0.0%
Depreciation and amortization	13,153	1.0%	15,011	0.7%

Operating (loss) income	(11,462)	(0.9)%	17,821	0.8%
Interest expense	24,610	1.9%	27,530	1.2%
Charges associated with ineffective interest rate swap	7,341	0.6%	—	0.0%
Write-off of debt issuance costs	1,407	0.1%	—	0.0%
Other expense, net	482	0.0%	385	0.0%

Loss before provision for (benefit from) income taxes	(45,302)	(3.5)%	(10,094)	(0.4)%
Provision for (benefit from) income taxes	28,186	2.2%	(3,508)	(0.2)%

Net loss	$(73,488)	(5.7)%	$(6,586)	(0.3)%

     Net Sales. For the first nine months of fiscal 2009, net sales decreased by 43.8%, or $998.2 million, to $1.3 billion compared to $2.3 billion in the prior year period. Sales during this period were negatively impacted by a 42.7% decline in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $390.9 million or 34.5% compared to the first nine months of fiscal 2008, reflecting a 35.2% decline in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $613.6 million, or 52.0% from a year ago, also primarily as a result of a 43.9% decrease in unit volume and 20.4% decrease in average structural product prices.
     Gross Profit. Gross profit for the first nine months of fiscal 2009 was $147.9 million, or 11.6% of sales, compared to $268.5 million, or 11.8% of sales, in the prior year period. The decrease in gross profit dollars compared to the first nine months of fiscal 2008 was driven primarily by a decrease in specialty and structural product volumes of 35.2% and 43.9%, respectively, due to the ongoing slowdown in the housing market. Gross margin percentage decreased by 0.2% to 11.6% primarily due to decreases in structural metal and plywood product prices of 10.6% and 14.0%, respectively. These decreases were offset by an increase in specialty roofing product prices of 10.9%.
     Selling, General, and Administrative Expenses. Selling, general and administrative expenses for the first nine months of fiscal 2009 were $163.5 million, or 12.8% of net sales, compared to $235.7 million, or 10.3% of net sales, during the first nine months of fiscal 2008. The decline in selling, general, and administrative expenses included a $41.9 million decrease in payroll and payroll related cost due to a decrease in headcount; a $8.7 million decrease in fuel expense due to a decline in business volume and fuel prices; a $4.4 million gain associated with the sale of certain real properties; a $1.7 million charge recorded in the prior year period related to exiting our custom milling operations in California; and a $17.0 million decrease in other operating expenses as a result of our cost reduction initiatives.
     Net Gain From Terminating the Georgia-Pacific Supply Agreement. During the first nine months of fiscal 2009, G-P agreed to pay us $18.8 million in exchange for our agreement to enter into the Modification Agreement one-year earlier than the originally agreed upon May 7, 2010 termination date of the Supply Agreement. As a result of the termination, we recognized a net gain of $17.6 million during the first nine months of fiscal 2009 as a reduction to operating expense. The gain was net of a discount of $0.2 million and a $1.0 million write-off of an intangible asset associated with the Supply Agreement.
     Depreciation and Amortization. Depreciation and amortization expense totaled $13.2 million for the first nine months of fiscal 2009, compared with $15.0 million for the first nine months of fiscal 2008. The $1.8 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated.

     Operating (Loss) Income. Operating loss for the first nine months of fiscal 2009 was $(11.5) million, or (0.9)% of sales, versus operating income of $17.8 million, or 0.8% of sales, in the first nine months of fiscal 2008, reflecting the $120.6 million decline in gross profit that was partially offset by a $91.3 million decrease in operating expenses.
     Interest Expense, net. Interest expense for the first nine months of fiscal 2009 totaled $24.6 million, down $2.9 million from the prior year because of the $110.0 million decrease in debt. Interest expense related to our revolving credit facility and mortgage was $8.3 million and $14.5 million (includes the $0.6 million prepayment penalty), respectively, during this period. Interest expense totaled $27.5 million for the first nine months of fiscal 2008. Interest expense related to our revolving credit facility and mortgage was $11.5 million and $14.2 million, respectively, during this period. In addition, interest expense included $1.8 million of debt issue cost amortization for the first nine months of fiscal 2009 and for the first nine months of fiscal 2008, respectively.
     Charges associated with ineffective interest rate swap. Charges associated with the ineffective interest rate swap recognized for the first nine months of fiscal 2009 were $7.3 million and are comprised of a $9.0 million charge related to the reduction of our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount; $2.4 million of amortization of accumulated other comprehensive loss; and a $4.1 million of income related to fair value changes since the date of the reduction.
     Write-off debt issue costs. During the first nine months of fiscal 2009, we elected to permanently reduce our revolving loan threshold limit from $800.0 million to $500.0 million effective March 30, 2009. As a result of this action, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized associated with the portion of the revolver that was reduced in the first quarter of fiscal 2009.
     Provision for Income Taxes. The effective tax rate was (62.2)% and 34.8% for the first nine months of fiscal 2009 and the first nine months of fiscal 2008, respectively. The change in our effective tax rate for the first nine months of fiscal 2009 is due to a $45.7 million valuation allowance.
     Net loss. Net loss for the first nine months of fiscal 2009 was $(73.5) million compared to $(6.6) million for the first nine months of fiscal 2008. Net loss for the first nine months of fiscal 2009 was negatively impacted by a tax valuation allowance of $40.2 million recorded in the first quarter as a result of the above factors.
     On a per-share basis, basic and diluted loss applicable to common shareholders for the first nine months of fiscal 2009 were each $(2.37). Basic and diluted loss per share for the first nine months of fiscal 2008 were each $(0.21).
Seasonality
     We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters due primarily to the impact of poor weather on the construction market. Our second and third quarters are typically our strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. Our working capital and accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season. Although we generally expect these trends to continue for the foreseeable future, inventory levels reached a low point in the second quarter of fiscal 2009 due to our efforts to manage to the current demand environment in the housing market. However, in the third quarter we have increased inventory in certain items as part of our effort to gain market share.
Liquidity and Capital Resources
     We depend on cash flow from operations and funds available under our revolving credit facility to finance working capital needs, capital expenditures, and acquisitions. We believe that the amounts available from this and other sources will be sufficient to fund our routine operations and capital requirements for the foreseeable future.
     The credit markets have recently experienced adverse conditions, which may adversely affect our lenders’ ability to fulfill their commitment under our revolving credit facility. Based on information available to us as of the filing date of this Quarterly Report on Form 10-Q, we have no indications that the financial institutions included in our revolving credit facility would be unable to fulfill their commitments.

     We may elect to selectively pursue acquisitions. Accordingly, depending on the nature of the acquisition, we may use cash or stock, or a combination of both, as acquisition currency. Our cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with any acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, our liquidity position may be adversely impacted. In addition, there can be no assurance that we will be successful in completing acquisitions in the future. For a discussion of the risks associated with acquisitions, see the risk factor “Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows” set forth under Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the SEC.
     The following tables indicate our working capital and cash flows for the periods indicated.

	October 3, 2009	January 3, 2009
	(Dollars in thousands)
	(Unaudited)
Working capital	$241,717	$320,527

	Period from	Period from
	January 4,	December 29,
	2009 to	2007 to
	October 3, 2009	September 27, 2008
	(Dollars in thousands)
	(Unaudited)
Cash flows (used in) provided by operating activities	$(13,496)	$105,035
Cash flows provided by (used in) investing activities	7,502	(1,766)
Cash flows used in financing activities	(118,861)	(47,930)
     Working Capital
     Working capital decreased by $78.8 million to $241.7 million at October 3, 2009 from $320.5 million at January 3, 2009. The reduction in working capital primarily reflects a $16.4 million reduction in inventory offset by $103.2 million of debt reductions. We have reduced inventory levels to meet existing demand and have used excess cash to reduce debt.
     Operating Activities
     During the first nine months of fiscal 2009, cash flows used in operating activities totaled $13.5 million. The primary driver of cash flow used in operations was a $38.0 million increase in receivables due to cyclical payment patterns related to the seasonality of the building products market. These cash outflows were offset by an increase in cash flow from operations related to reductions in inventory of $16.4 million to meet existing demand and an increase in accounts payable of $30.2 million due to the seasonality of our business. In addition, we had $22.1 million increase in cash flows used in operating activities due to our net loss of $73.5 million partially offset by $51.4 million of changes in other balance sheet accounts.
     During the first nine months of fiscal 2008, cash flows provided by operating activities totaled $105.0 million. The primary driver of cash flow from operations was an increase in cash flow from operations related to decreases in inventories of $74.9 million to meet existing demand and a decrease in receivables of $18.7 million due to decline in the building products market. In addition, we had $11.4 million increase in cash flows provided by operating activities due to our net loss of $6.6 million offset by $18.0 million of changes in other balance sheet accounts.
     Investing Activities
     During the first nine months of fiscal 2009 and fiscal 2008, cash flows provided by (used in) investing activities totaled $7.5 million and $(1.8) million, respectively.
     During the first nine months of fiscal 2009 and fiscal 2008, our expenditures for property and equipment were $1.0 million and $2.6 million, respectively. Our capital expenditures for fiscal 2009 are anticipated to be paid from cash on hand. Proceeds from the disposition of property totaled $8.5 million and $0.8 million for the first nine months of fiscal 2009 and fiscal 2008, respectively. The proceeds of $8.5 million during the first nine months of fiscal 2009 included $7.7 million of proceeds related to the sale of certain real properties.
     Financing Activities
     Net cash used in financing activities was $118.9 million during the first nine months of fiscal 2009 compared to $47.9 million during the first nine months of fiscal 2008. The net cash used in financing activities in the first nine months of fiscal 2009 reflected payments on our revolving credit facility of $100.0 million, principal payments on our mortgage of $3.2 million, an increase in restricted cash related to our mortgage of $8.4 million, and a decrease in bank overdrafts of $4.6 million. The net cash used in financing activities for the first nine months of fiscal 2008 primarily reflected payments of $27.5 million on our revolving credit facility and a decrease in bank overdrafts of $15.5 million.
     Debt and Credit Sources
     As of October 3, 2009, we had outstanding borrowings of $56.0 million and excess availability of $190.6 million under the terms of our revolving credit facility. We classify the lowest projected balance of the credit facility over the next twelve months of $56.0 million as long-term debt. As of October 3, 2009 and January 3, 2009, we had outstanding letters of credit totaling $13.5 million and $12.9 million, respectively, primarily for the purposes of securing collateral requirements under our interest rate swap, insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions. Our revolving credit facility contains customary negative covenants and restrictions for asset based loans. The most significant restriction is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below $40.0 million. The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined in our credit agreement as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our revolving credit facility is less than $40.0 million for three consecutive business days. As of October 3, 2009, we were in compliance with all covenants
     Under our revolving credit facility agreement, we are required to maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than $40.0 million for three consecutive business days or in the event of default. Due to this objective criteria established in our agreement, our revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.
     Effective March 30, 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million. This reduction does not impact our available borrowing capacity under our revolving credit facility as our current eligible accounts receivable and inventory (our “borrowing base”) do not support up to $800.0 million in borrowings. We do not anticipate our borrowing base will support borrowings in excess of $500.0 million at any point during the remaining life of the credit facility. This cost-saving initiative will allow us to reduce our interest expense by $0.8 million annually by lowering our unused line fees. As a result of this action, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized associated with the reduced borrowing capacity that was reduced during the first quarter of fiscal 2009.
     On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap has a notional amount of $150.0 million and the terms call for us to receive interest monthly at a variable rate equal to the 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap was designated as a cash flow hedge.
     Through January 3, 2009, the hedge was highly effective in offsetting changes in expected cash flows. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge were reflected in earnings. For the first quarter of fiscal 2008, we recognized immaterial amounts of expense related to the ineffective portion of the hedge.
     On January 9, 2009, we reduced our borrowings under the revolving credit facility by $60.0 million, which reduced outstanding debt below the interest rate swap’s notional amount of $150.0 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt during the first quarter of fiscal 2009. As a result, any prospective changes in fair value of the instrument will be recorded through earnings. Charges associated with the ineffective interest rate swap recognized in the Condensed

Consolidated Statement of Operations for the first quarter of fiscal 2009 were approximately $4.8 million and are comprised of a $5.9 million non-cash charge on the date we reduced our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount, $1.0 million of amortization of accumulated other comprehensive loss and $2.1 million of income related to fair value changes since the date of the reduction.
     During the second quarter of fiscal 2009, we further reduced our borrowings under the revolving credit by $15.0 million. Charges associated with the ineffective interest rate swap during the second quarter of fiscal 2009 were $1.3 million on the date we reduced our borrowings outstanding by $15.0 million, $0.9 million of amortization of accumulated other comprehensive loss, and $1.1 million of income related to fair value changes since the date of reduction.
     During the third quarter of fiscal 2009, we used cash on hand to reduce our borrowings under the revolving credit facility by an additional $25.0 million. This payment resulted in a third quarter non-cash charge of approximately $1.9 million recorded in interest expense on the payment date. In addition, there was $0.5 million of amortization of accumulated other comprehensive loss, and $1.0 million of income related to fair value changes since the date of reduction. The remaining $3.2 million of accumulated other comprehensive loss will be amortized over the remaining 19 month term of the interest rate swap and recorded as interest expense. Approximately $2.1 million will be amortized over the next 12 months and recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense. Due to our interest rate swap becoming ineffective, as well as our decision to record a full valuation allowance against deferred tax assets, we will recognize the income tax effect associated with unrealized losses initially recorded in other comprehensive income when the interest rate swap terminates.
     The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of October 3, 2009 (in thousands):

Balance at January 3, 2009	$13,229
Unrealized losses in accumulated other comprehensive loss	1,533
Charges associated with ineffective interest rate swap recorded to interest expense	(11,556)

Balance at October 3, 2009	$3,206
     On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan. During the first nine months of fiscal 2009 and the fourth of fiscal 2008, we made principal payments on our mortgage loan of $3.2 million and $6.1 million, respectively. The mortgage has a term of ten years and is now secured by 55 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. The mortgage loan requires interest-only payments for the first five years followed by level monthly payments of principal and interest based on an amortization period of thirty years. The balance of the loan outstanding at the end of ten years will then become due and payable.
Contractual Obligations
     On April 27, 2009, we executed an agreement with G-P to terminate our Supply Agreement with respect to the distribution of Georgia-Pacific plywood, OSB, and lumber by us. As of January 3, 2009, our minimum purchases requirement, related to the terminated agreement, had totaled $31.9 million. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from Georgia-Pacific. There have been no other changes to our contractual obligations since the filing of our 2008 Form 10-K.
Critical Accounting Policies
     The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of operations and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are

those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) allowance for doubtful accounts and related reserves; (3) inventory valuation; (4) stock-based compensation; (5) consideration received from vendors and paid to customers; (6) fair value measurements; (7) impairment of long-lived assets; (8) income taxes; (9) restructuring charges; and (10) self-insurance.
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
     All revenues are recorded at gross in accordance with the guidance outlined by Accounting Standards Codification (“ASC”) 605-45, “Principal Agent Considerations” (“ASC 605-45”), and in accordance with standard industry practice. The key indicators used to determine when and how revenue are as follows:
•	We are the primary obligor responsible for fulfillment and all other aspects of the customer relationship.

•	Title passes to BlueLinx, and we carry all risk of loss related to warehouse, reload and inventory shipped directly from vendors to our customers.

•	We are responsible for all product returns.

•	We control the selling price for all channels.

•	We select the supplier.

•	We bear all credit risk.
     In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. When the inventory is sold by the customer, we recognize revenue. We record revenue on a gross basis due to the guidance outlined above relative to ASC 605-45.
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

     We have included all charges directly or indirectly incurred in inventory to its existing condition and location.
     Stock-Based Compensation
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
     Fair Value Measurements
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
     To determine the fair value of our mortgage, we used a discounted cash flow model. Assumptions critical to our fair value in the period were present value factors used in determining fair value and an interest rate.
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
     Our evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual distribution facility. In the event of indicators of impairment, the assets of the distribution facility are evaluated by the facility’s undiscounted cash flows over the estimated useful life of the asset, which ranges between 5-20 years, to its carrying value. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and the estimated fair market value. Impairment losses are recorded as a component of “Selling, general and administrative” in the Condensed Consolidated Statements of Operations.
     Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. Our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a historical average of income, with no growth factor assumption, to estimate undiscounted cash flows. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 10 in our Annual Report on Form 10-K for the year ended January 3, 2009.
     Currently, we are experiencing a reduction in operating income at the distribution facility level due to the ongoing downturn in the housing market. To the extent that reductions in volume and operating income have resulted in impairment indicators, in most cases our carrying values continue to be less than our projected undiscounted cash flows. As of January 3, 2009, we had $152.8 million in net book value of fixed assets. The undiscounted cash flows were less than the carrying values for approximately $24.0 million of these assets. The fair value of these assets, primarily real estate, exceeded the carrying value by approximately $23.8 million. As such, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.
     Income Taxes
     Our financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income taxes incurred during fiscal 2008 and fiscal 2009, as well as deferred income tax assets resulting from temporary differences. We considered a valuation allowance to reflect the likelihood that deferred tax assets would be realized. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income, including, but not limited to, projected cost savings, changes in housing starts as well as projected gains on the sale of real estate.
     If the realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made. Such a determination would be based on the consideration of all available evidence and the weight of such evidence.
     Restructuring Charges
     During fiscal 2008 and fiscal 2007, we vacated leased office space. We accounted for these exit activities in accordance with ASC 420-10, “Exit or Disposal Cost Obligations- Overall”, which requires that a liability be recognized for a cost associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e. the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We will reassess this liability periodically based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change.
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
Recently Issued Accounting Pronouncements
     Effective July 5, 2009, we adopted the Financial Accounting Standards Board (FASB) ASC 105-10, “Generally Accepted Accounting Principles — Overall” (ASC 105-10). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. This Form 10-Q for the quarter ending October 3, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
     In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). ASC 855 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. ASC 855 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 was effective for us beginning with our Quarterly Report on Form 10-Q for the second quarter and first six months of fiscal 2009, and will be applied prospectively. The adoption of ASC 855 had no impact on our Condensed Consolidated Financial Statements.
     In April 2009, the FASB issued ASC 825-10, “Financial Instruments — Overall” (“ASC 825-10”), which will require that the fair value disclosures required for all financial instruments be included in interim financial statements. ASC 825-10 also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. ASC 825-10 was effective for us during the third quarter of fiscal 2009.
     In December 2008, the FASB issued ASC 715, “Compensation — Retirement Benefits” (“ASC 715”). ASC 715 requires enhanced disclosures about the plan assets of our defined benefit pension and other postretirement plans. The enhanced disclosures required by ASC 715 are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. ASC 715 is effective for us for the year ending January 2, 2010.
     In June 2008, the FASB issued ASC 260-10, “Earnings Per Share — Overall” (“ASC 260-10”). Per ASC 260-10 unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in ASC 260-10. ASC 260-10 was effective for us on January 4, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. For additional information, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.
     In April 2008, the FASB issued ASC 350-30, “General Intangibles Other than Goodwill” (“ASC 350-30”). ASC 350-30 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under ASC 350, “Intangibles — Goodwill and Other.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. ASC 350-30 was effective for us on January 4, 2009. We do not expect ASC 350-30 to have a material impact on our Condensed Consolidated Financial Statements; however, it could have an impact in the future if acquisitions are made.
     In March 2008, the FASB issued ASC 815-10-65, “Derivatives and Hedging — Overall — Transition and Open Effective Date Information” (“ASC 815-10-65”). ASC 815-10-65 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, ASC 815-10-65 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. ASC 815-10-65 was effective for us, on a prospective basis, on January 4, 2009. The adoption of ASC 815-10-65 did not have a material impact on our Condensed Consolidated Financial Statements. For additional information, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

     In December 2007, the FASB issued ASC 805-10 “Business Combinations — Overall” (“ASC 805-10”). ASC 805-10 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805-10 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 was effective for us, on a prospective basis, on January 4, 2009. We expect ASC 805-10 will have an impact on our accounting for business combinations, but the effect is dependent upon the acquisitions that are made in the future.
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, other than those discussed below.
     Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. A change of 100 basis points in the market rate of interest would have an immaterial impact based on borrowings outstanding at October 3, 2009. Additionally, to the extent changes in interest rates impact the housing market, demand for our products would be impacted by such changes.
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
PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
     During the third quarter of fiscal 2009, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
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
     The table below sets forth repurchases made pursuant to the program for the periods indicated during the third quarter of fiscal 2009.

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total	Average	as Part of Publicly	Shares that May
	Number of	Price Paid	Announced	Yet Be Purchased
Period	Shares	Per Share	Program	Under the Program
July 5 – August 3	75,547	$3.16	711,852	$8,136,649
August 4 – September 2	—	—	711,852	$8,136,649
September 3 – October 3	—	—	711,852	$8,136,649
Total	75,547	$3.16	711,852	$8,136,649
ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1*	Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender

10.2*	Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between, BlueLinx Corporation, Wachovia, and other signatories listed therein

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this document are omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc. (Registrant)
Date: November 6, 2009	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender

10.2*	Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between, BlueLinx Corporation, Wachovia, and other signatories listed therein

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this document are omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.