Form 10-K
period 2010-01-02
BlueLinx Holdings Inc.
filed 2010-03-02
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-32383
BLUELINX HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0627356
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4300 Wildwood Parkway, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
770-953-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 4, 2009 was $32,878,698, based on the closing price on the New York Stock Exchange of $2.99 per share on July 4, 2009.
As of March 1, 2010, the registrant had 32,631,562 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of BlueLinx Holdings Inc.’s definitive Proxy Statement for use in connection with its 2009 Annual Meeting of Shareholders, scheduled to be held on May 20, 2010, are incorporated by reference into Part III of this Report.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended January 2, 2010

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

PART I
As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us” and “our” refer to BlueLinx Holdings Inc. and its subsidiaries. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating company” when necessary. Reference to “fiscal 2009” refers to the 52-week period ended January 2, 2010. Reference to “fiscal 2008” refers to the 53-week period ended January 3, 2009. Reference to “fiscal 2007” refers to the 52-week period ended December 29, 2007.
ITEM 1. BUSINESS.
Company Overview
BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation, is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of January 2, 2010, we distributed more than 10,000 products to approximately 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses.
We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 44% and 50% of our fiscal 2009 and fiscal 2008 gross sales, include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Specialty products, which represented approximately 56% and 50% of our fiscal 2009 and fiscal 2008 gross sales, include roofing, insulation, specialty panels, moulding, engineered wood products, vinyl products (used primarily in siding), composite decking and metal products (excluding rebar and remesh).
Our customers include building materials dealers, industrial users of building products, manufactured housing builders and home improvement centers. We purchase products from over 750 vendors and serve as a national distributor for a number of our suppliers. We distribute products through our owned fleet of over 600 trucks and over 1,100 trailers, as well as by common carrier.
Our principal executive offices are located at 4300 Wildwood Parkway, Atlanta, Georgia 30339 and our telephone number is (770) 953-7000. Our filings with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, are accessible free of charge at our official website, www.BlueLinxCo.com. We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics, our board committee charters and our corporate governance guidelines are publicly available without charge at www.BlueLinxCo.com or without charge upon request by writing to BlueLinx Holdings Inc., Attn: Corporate Secretary, 4300 Wildwood Parkway, Atlanta, Georgia 30339. If we make substantial amendments to our Code of Ethics or grant any waiver, including any implicit waiver, we are required to disclose the nature of such amendment or waiver on our website or in a report on Form 8-K of such amendment or waiver. The reference to our website does not constitute incorporation by reference of the information contained at the site.
History
We were created on March 8, 2004 as a Georgia corporation named ABP Distribution Holdings Inc. (“ABP”). ABP was owned by Cerberus Capital Management, L.P. (Cerberus Capital Management, L.P. and its subsidiaries are referred to herein as “Cerberus”), a private, New York-based investment firm, and members of our management team. Prior to May 7, 2004, certain of our assets were owned by the distribution division (the “Division”) of Georgia-Pacific Corporation (“G-P”). The Division commenced operations in 1954 with 13 warehouses primarily used as an outlet for Georgia-Pacific’s plywood. On May 7, 2004, Georgia-Pacific sold the assets of the Division to ABP. ABP subsequently merged into BlueLinx Holdings Inc. On December 17, 2004, we consummated an initial public offering of our common stock.

Products and Services
As of January 2, 2010, we distributed more than 10,000 different structural and specialty products to approximately 11,500 customers nationwide. Our structural products are primarily used for structural support, walls, flooring and roofing in construction projects. Additional end-uses of our structural products include outdoor decks, sheathing, crates and boxes. Our specialty products include engineered lumber, roofing, insulation, metal products (excluding rebar and remesh), vinyl products (used primarily in siding), moulding, composite decking and particleboard. In some cases, these products are branded.
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
Distribution Channels
We sell products through three main distribution channels:
Warehouse Sales
Warehouse sales are delivered from our warehouses to dealers, home improvement centers and industrial users. We deliver products primarily using our fleet of over 600 trucks and over 1,100 trailers, but also occasionally use common carriers for peak load flexibility. We operate in all of the major metropolitan areas in the United States through our network of more than 70 warehouses and third-party operated warehouses. Our warehouses have over ten million square feet of space under roof plus significant outdoor storage space. Warehouse sales accounted for approximately 64% and 59% of our fiscal 2009 and fiscal 2008 gross sales, respectively.
Reload Sales
Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product in order to expand our geographic reach. This channel is employed primarily to service strategic customers that would be uneconomical to service from our warehouses and to distribute large volumes of imported products such as metal or hardwood plywood from port facilities. Reload sales accounted for approximately 10% and 13% of our gross sales in fiscal 2009 and fiscal 2008, respectively.

Direct Sales
Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 26% and 28% of our fiscal 2009 and fiscal 2008 gross sales, respectively.
Customers
As of January 2, 2010, our customer base included approximately 11,500 customers across multiple market segments and various end-use markets, including the following types of customers:
•	building materials dealers;
•	industrial users of building products;
•	manufactured housing builders; and
•	home improvement centers.
Sales and Marketing
Our sales efforts are directed primarily through our sales force of approximately 500 sales representatives. Approximately 300 of our sales representatives are located at our two sales centers in Denver and Atlanta. Within these sales centers, our sales representatives interact with our customers over the telephone. The remaining 200 sales representatives are located throughout the country and are responsible for maintaining a local dialogue with our customers, including making frequent, in-person visits.
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
Suppliers
As of January 2, 2010, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts, freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, and consigned inventory.
On April 27, 2009, we entered into a Termination and Modification Agreement (“Modification Agreement”) related to our Master Purchase, Supply and Distribution Agreement (the “Supply Agreement”) with Georgia Pacific (“G-P”). The Modification Agreement effectively terminates the existing Supply Agreement with respect to our distribution of G-P plywood, OSB and lumber. We will continue to distribute a variety of G-P building products, including engineered lumber, which is covered under a three-year purchase agreement dated February 12, 2009. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from G-P. As of January 3, 2009, prior to entering into the Modification Agreement, our minimum purchases requirement had totaled $31.9 million.
G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one year earlier than the originally agreed upon May 7, 2010 termination date. Under the terms of the Modification Agreement, we received four quarterly cash payments of $4.7 million, which began on May 1, 2009 and ended on February 1, 2010. As a result of the termination, we recognized a net gain of $17.8 million in fiscal 2009 as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement. We believe the early termination of the Supply Agreement contributed to the decline in our structural panel sales volume during the second, third, and fourth quarters of fiscal 2009. However, because the majority of these sales are through the direct sales channel, the lower structural panel sales volume had an insignificant impact on our gross profit during for these periods. To the extent we are unable to replace these volumes with structural product from G-P or other suppliers, the early termination of the Supply Agreement may continue to negatively impact our sales of structural products which would impact our net sales and our costs, which in turn could impact our gross profit, net income, and cash flows. For more information on structural unit volume changes, refer to the tables under “Selected Factors Affecting Our Operating Results” in our Management, Discussion and Analysis.

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
Our two largest competitors are Weyerhaeuser Company and Boise Cascade LLC. Most major markets are served by at least one of these distributors.
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
Trademarks
As of February 1, 2010, we had 38 U.S. trademark applications and registrations, one issued U.S. patent and two Canadian trademark registrations. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. Our patent expires in September 2013. We do not believe our business is dependent on any one of our trademarks or on our patent.
Employees
As of January 2, 2010 we employed approximately 1,900 persons on a full-time basis. Approximately 30% of our employees are represented by labor unions. As of January 2, 2010, we had 46 collective bargaining agreements, of which 8, representing 51 employees, are up for renewal in 2010. We consider our relationship with our employees generally to be good.

Executive Officers
The following table contains the name, age and position with our Company of each of our executive officers as of March 1, 2010.

Name	Age	Position
George R. Judd	48	President and Chief Executive Officer

H. Douglas Goforth	46	Chief Financial Officer and Treasurer

Dean A. Adelman	44	Chief Administrative Officer
George R. Judd has served as our Chief Executive Officer since October 2008 and as our President since May 2004. Prior to that time, he worked for Georgia-Pacific in a variety of positions managing both inside and outside sales, national accounts and most recently as Vice President of Sales and Eastern Operations since 2002. From 2000 until 2002, Mr. Judd worked as Vice President of the North and Midwest regions of the Distribution Division. He served as Vice President of the Southeast region from 1999 to 2000. Mr. Judd serves on the board of the Girl Scouts of Greater Atlanta and leads its design and construction committee. He graduated from Western Connecticut State University in 1984 with a Bachelor’s degree in Marketing.
H. Douglas Goforth has served as our Senior Vice President, Chief Financial Officer and Treasurer since February 2008. From November 2006 until February 2008, Mr. Goforth served as Vice President and Corporate Controller for Armor Holdings, Inc. which was acquired by BAE Systems in July 2007. Previously he served as Corporate Controller for BlueLinx from May 2004 until October 2006, where he played a key role in BlueLinx’ 2004 IPO. From 2002 until 2004 he served as Controller for the Distribution Division of Georgia-Pacific. Mr. Goforth has over 20 years of combined accounting, finance, treasury, acquisition and management experience with leading distribution and manufacturing companies including Mitsubishi Wireless Communications, Inc., Yamaha Motor Manufacturing, Inc. and Ingersoll-Rand. Mr. Goforth is a North Carolina State Board Certified Public Accountant and earned a Bachelor of Science in Accounting from Mars Hill College in North Carolina.
Dean A. Adelman has served as our Chief Administrative Officer since May 2008 and as our Vice President, Human Resources since October 2005. Prior to that time, he served as Vice President Human Resources, Staff Development & Training for Corrections Corporation of America. Previously, Mr. Adelman served as Vice President Human Resources for Arby’s Inc. (formerly RTM Restaurant Group) from 1998 to 2002. From 1991 to 1998, Mr. Adelman served as senior counsel for Georgia-Pacific. Mr. Adelman received his Masters of Business Administration from the Kellogg School of Management at Northwestern University, a Juris Doctor degree from the University of Georgia School of Law, and a Bachelor of Arts degree from the University of Georgia.
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
We have a substantial amount of debt. As of January 2, 2010, advances outstanding under our revolving credit facility were approximately $56.0 million, borrowing availability was approximately $157.1 million and outstanding letters of credit on the facility were approximately $6.0 million. We also have a mortgage loan in the amount of $285.7 million.
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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. Obtaining additional capital or restructuring our debt could be accomplished in part through new or additional borrowings or placements of debt or equity securities. There is no assurance that we could obtain additional capital or restructure our debt on terms acceptable to us or at all. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations under the revolving credit facility are secured by a first priority security interest in all of our operating company’s inventories, receivables and proceeds from those items. In addition, our mortgage loan is secured by the majority of our real property. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all. We may incur substantial additional indebtedness in the future, including under the revolving credit facility. Our incurrence of additional indebtedness would intensify the risks described above. As of January 2, 2010, we have no indications that the financial institutions included in our revolving credit facility would be unable to fulfill their commitments.
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
Georgia-Pacific is our largest supplier, accounting for approximately 16% and 21% of our purchases during fiscal 2009 and fiscal 2008, respectively. On May 7, 2004, we entered into a multi-year Master Purchase, Supply and Distribution Agreement (the “Supply Agreement”) with Georgia-Pacific. The Supply Agreement had a five-year initial term expiring on May 7, 2009. On June 6, 2008, Georgia-Pacific notified us of its intent to terminate this Supply Agreement, effective May 7, 2010. On April 27, 2009, we entered into a Termination and Modification Agreement (the “Modification Agreement”) related to our Supply Agreement with Georgia-Pacific. The Modification Agreement effectively terminates the existing Supply Agreement with respect to the distribution of Georgia-Pacific plywood, OSB and lumber by us. Exhibit B of the Supply Agreement, which covers decorative paneling products, is excluded from the termination and shall remain in force until May 7, 2010. We will continue to distribute a variety of Georgia-Pacific building products, including Engineered Lumber, which is covered under a three-year purchase agreement dated February 12, 2009. If Georgia-Pacific and BlueLinx are unable to agree on supply arrangements for products other than engineered lumber or if Georgia-Pacific otherwise discontinues sales of product to us, we could experience a product shortage unless and until we obtain a replacement supplier or suppliers. We may not be able to obtain replacement products on favorable economic terms. An inability to replace products on favorable economic terms could adversely impact our net sales and our costs, which in turn could impact our gross profit, net income and cash flows.
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
We may elect to selectively pursue acquisitions. Any integration process may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management’s attention from, the business as a result of a number of obstacles, including but not limited to:
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
As of January 2, 2010, approximately 30% of our employees were represented by various labor unions. As of January 2, 2010, we had 46 collective bargaining agreements, of which 8, covering 51 total employees, are up for renewal in 2010. We may become subject to material cost increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our selling, general and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general and administrative expenses. All of these factors could negatively impact our operating results and cash flows.
Increases in the cost of employee benefits, such as pension and other postretirement benefits, could impact our financial results and cash flow.
Unfavorable changes in the cost of our pension retirement benefits and current employees’ medical benefits could materially impact our financial results and cash flow. We sponsor a number of defined benefit pension plans covering substantially all of our hourly employees. Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates. In addition, the amount and timing of our pension funding obligations can be influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974 (ERISA), the Pension Protection Act, Congressional Acts, or other governing bodies. During 2009, we met our required contribution to our defined benefit pension plans. As of January 2, 2010, the net unfunded status of our benefit plan was $17.9 million. If the status of our defined benefit plan continues to be unfunded it could require future cash contributions.
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
We use our own fleet of over 600 trucks and over 1,100 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers increase our selling, general and administrative expenses and reduce our operating results.

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
Affiliates of Cerberus control us and may have conflicts of interest with other shareholders in the future.
Funds and accounts managed by Cerberus or its affiliated management companies, which are referred to collectively as the controlling shareholder, collectively own approximately 55% of our common stock. As a result, the controlling shareholder will continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
Five of our ten directors are employees of or advisors to Cerberus. The controlling shareholder also has sufficient voting power to amend our organizational documents. The interests of the controlling shareholder may not coincide with the interests of other holders of our common stock. Additionally, the controlling shareholder is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The controlling shareholder may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the controlling shareholder continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, because we are a controlled company within the meaning of the New York Stock Exchange rules, we are exempt from the NYSE requirements that our board be composed of a majority of independent directors, and that our compensation and nominating/corporate governance committees be composed entirely of independent directors.
Even if Cerberus no longer controls us in the future, certain provisions of our charter documents and agreements and Delaware law could discourage, delay or prevent a merger or acquisition at a premium price.
Our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that:
•	permit us to issue, without any further vote or action by the shareholders, up to 30 million shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of such series, and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series; and
•	limit the shareholders’ ability to call special meetings.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We operate warehouse facilities in over 65 markets nationwide. We own 60 warehouse facilities and lease 11 additional warehouse facilities. The total square footage under roof at our owned and leased warehouses is approximately 10 million square feet. Our Denver sales center and 55 of our owned warehouse facilities secure our mortgage loan.
Our corporate headquarters located at 4300 Wildwood Parkway, Atlanta, Georgia 30339 is approximately 250,000 square feet. During the fourth quarter of fiscal 2007, as part of a restructuring effort, we vacated approximately 100,000 square feet of our corporate headquarters space which we are actively seeking to sublease.
The following table summarizes our real estate facilities including their inside square footage:

Facility Type	Number	Owned Facilities (ft2)	Leased Facilities (ft2)
Office Space(1)	3	68,721	251,900
Warehouses	71	10,115,551	636,101

TOTAL	74	10,184,272	888,001

(1)	Includes corporate headquarters in Atlanta, the Denver Sales Center and a call center in Vancouver. We are actively marketing 100,000 square feet for sublease at our Atlanta corporate headquarters.
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
ITEM 4. RESERVED.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our equity securities consist of one class of common stock. The common stock began trading on December 16, 2004. The common stock is traded on the New York Stock Exchange under the symbol “BXC”. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as quoted on the New York Stock Exchange:

	High	Low
Fiscal Year Ended January 2, 2010
First Quarter	$3.30	$1.20
Second Quarter	$4.60	$2.25
Third Quarter	$5.93	$2.96
Fourth Quarter	$4.12	$2.60
Fiscal Year Ended January 3, 2009
First Quarter	$5.97	$2.96
Second Quarter	$6.00	$3.57
Third Quarter	$7.54	$2.91
Fourth Quarter	$5.60	$1.02

As of March 1, 2010, there were 46 registered shareholders, and, as of that date we estimate there were approximately 2,500 beneficial owners holding our common stock in nominee or “street” name.
We paid a cash dividend of $0.125 per share for each of our fiscal quarters beginning in March 2005 and continuing through the fourth quarter of 2007. However, on December 5, 2007, we suspended the payment of dividends on our common stock for an indefinite period of time. Resumption of the payment of dividends will depend on, among other things, business conditions in the housing industry, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. See “Item 8. Financial Statements and Supplementary Data, Note 10. Revolving Credit Facility” for additional information regarding limitations on the ability of BlueLinx Corporation to transfer funds to its parent, BlueLinx Holdings Inc., which could impact our ability to pay dividends to our shareholders. Accordingly, we may not be able to resume the payment of dividends at the same quarterly rate in the future, if at all.
Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of January 2, 2010. Our shareholder-approved equity compensation plans are the 2004 Equity Incentive Plan and the 2006 Long-Term Equity Incentive Plan. We do not have any non-shareholder approved equity compensation plans.

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))
Equity compensation plans approved by security holders	928,315	$6.34	1,947,245
Equity compensation plans not approved by security holders	—	n/a	—
Total	928,315	$6.34	1,947,245

Performance Graph
The chart below compares the quarterly percentage change in the cumulative total shareholder return on our common stock with the cumulative total return on the Russell 2000 Index and a peer group index for the period commencing January 1, 2005 and ending January 2, 2010, assuming an investment of $100 and the reinvestment of any dividends.
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
Cumulative Total Return
Years Ending

	Base Period
Company Name / Index	01/01/05	12/31/05	12/30/06	12/29/07	01/03/09	01/02/10
BlueLinx Holdings Inc.	100	81.02	78.14	32.44	20.72	22.87
Russell 2000 Index	100	104.55	123.76	122.73	82.30	103.34
Peer Group	100	147.29	124.39	76.73	65.30	88.15
Issuer Purchases of Equity Securities
On December 22, 2008, our Board approved a stock repurchase program to acquire up to $10,000,000 of our outstanding common stock through December 22, 2010. The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time.

				Approximate Dollar
			Total Number of	Value of Shares
	Total	Average	Shares Purchased as	that May Yet Be
	Number of	Price Paid	Part of Publicly	Purchased Under the
Period	Shares	Per Share	Announced Program	Program
October 4- November 3	—	—	711,852	$8,136,649
November 4- December 3	8,532	$2.73	720,384	$8,113,357
December 4- January 2	51,664	$2.95	772,048	$7,960,948
Total	60,196	$2.92	772,048	$7,960,948

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth certain historical financial data of our Company. The selected financial data for the fiscal year ended January 2, 2010, the fiscal year ended January 3, 2009, the fiscal year ended December 29, 2007, the fiscal year ended December 30, 2006, and the fiscal year ended December 31, 2005 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K or from prior financial statements. The following information should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	December 29,	December 30,	December 31,
	2010	2009	2007	2006	2005
			(In thousands, except
			per share data)
Statement of Operations Data:
Net sales	$1,646,108	$2,779,699	$3,833,910	$4,899,383	$5,622,071
Cost of sales	1,452,947	2,464,766	3,441,964	4,419,576	5,109,632

Gross profit	193,161	314,933	391,946	479,807	512,439
Operating expenses:
Selling, general and administrative	210,214	303,403	372,754	381,554	378,008
Net gain from terminating the Georgia-Pacific supply agreement	(17,772)	—	—	—	—
Depreciation and amortization	16,984	20,519	20,924	20,724	18,770

Total operating expenses	209,426	323,922	393,678	402,278	396,778

Operating (loss) income	(16,265)	(8,989)	(1,732)	77,529	115,661
Non-operating expenses (income):

Interest expense	32,456	38,547	43,660	46,164	42,311
Charges associated with the ineffective interest rate swap, net	6,252	—	—	—	—
Write-off of debt issue costs	1,407	—	—	4,864	—
Other expense (income), net	519	601	(370)	320	186

(Loss) income before provision for (benefit from) income taxes	(56,899)	(48,137)	(45,022)	26,181	73,164
Provision for (benefit from) income taxes	4,564	(16,434)	(17,077)	10,349	28,561

Net (loss) income	$(61,463)	$(31,703)	$(27,945)	$15,832	$44,603

Basic weighted average number of common shares outstanding	31,017	31,083	30,848	30,618	30,195
Basic net (loss) income per share applicable to common stock	$(1.98)	$(1.02)	$(0.91)	$0.52	$1.48
Diluted weighted average number of common shares outstanding	31,017	31,083	30,848	30,779	30,494
Diluted net (loss) income per share applicable to common stock	$(1.98)	$(1.02)	$(0.91)	$0.51	$1.46

Dividends declared per share of common stock	$—	$—	$0.50	$0.50	$0.50

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	December 29,	December 30,	December 31,
	2010	2009	2007	2006	2005
			(In thousands, except
			per share data)
Other Financial Data:
Capital expenditures	$1,815	$4,919	$13,141	$9,601	$12,744
EBITDA(1)	200	10,929	19,562	97,933	134,245
Net cash (used in) provided by operating activities	(19,853)	190,390	79,842	63,204	124,937

Net cash provided by (used in) investing activities	12,636	985	(9,070)	(18,170)	(28,499)

Net cash used in financing activities	$(113,679)	$(56,781)	$(82,055)	$(42,312)	$(87,690)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$29,457	$150,353	$15,759	$27,042	$24,320

Working capital	247,722	320,527	448,731	520,237	529,983
Total assets	546,846	729,178	883,436	1,004,362	1,157,640
Total debt(2)	341,669	444,870	478,535	532,462	540,850

Shareholders’ equity	$50,820	$102,852	$154,823	$189,399	$183,852

(1)	EBITDA is an amount equal to net (loss) income plus interest expense, charges associated with ineffective interest rate swap, write-off of debt issue costs, charges associated with mortgage refinancing, income taxes, and depreciation and amortization. EBITDA is presented herein because we believe it is a useful supplement to cash flow from operations in understanding cash flows generated from operations that are available for debt service (interest and principal payments) and further investment in acquisitions. However, EBITDA is not a presentation made in accordance with U.S. generally accepted accounting principles, (“GAAP”), and is not intended to present a superior measure of the financial condition from those determined under GAAP. EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.

(2)	Total debt represents long-term debt, including current maturities.
A reconciliation of net cash (used in) provided by operating activities, the most directly comparable GAAP measure, to EBITDA for each of the respective periods indicated is as follows:

	Year Ended,	Year Ended	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	December 29,	December 30,	December 31,
	2010	2009	2007	2006	2005
Net cash (used in) provided by operating activities	$(19,853)	$190,390	$79,842	$63,204	$124,937
Amortization of debt issue costs	(2,459)	(2,479)	(2,431)	(2,628)	(3,629)
Net gain from terminating the Georgia-Pacific supply agreement	17,772	—	—	—	—
Payments from terminating the Georgia-Pacific supply agreement	(14,118)	—	—	—	—
Vacant property charges, net	(1,222)	(4,441)	(11,037)	—	—
Deferred income tax (provision) benefit	(24,220)	2,935	9,526	3,700	368
Prepayment fees associated with sale of property	(616)	(1,868)	—	—	—
Gain on sale of properties	10,397	1,936	—	—	—
Gain from insurance settlement	—	—	1,698	—	—
Share-based compensation	(2,922)	(2,614)	(3,500)	(3,137)	(2,170)
Excess tax benefits from share-based arrangements	—	81	20	891	71
Changes in assets and liabilities	421	(195,124)	(81,139)	(20,610)	(56,204)
Interest expense	32,456	38,547	43,660	46,164	42,311
Provision for (benefit from) income taxes	4,564	(16,434)	(17,077)	10,349	28,561

EBITDA	$200	$10,929	$19,562	$97,933	$134,245

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
Overview
Company Background
BlueLinx is a leading distributor of building products in the United States. As of January 2, 2010, we distributed more than 10,000 products to approximately 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, OSB, rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 44% and 50% of our fiscal 2009 and fiscal 2008 gross sales, respectively. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 56% and 50% of our fiscal 2009 and fiscal 2008 gross sales, respectively.
A number of factors cause our results of operations to fluctuate from period to period. Many of these factors are seasonal or cyclical in nature. Conditions in the United States housing market are at historically low levels and continued to deteriorate throughout fiscal 2009. Our operating results have declined during the past three years as they are closely tied to U.S. housing starts. Additionally, the mortgage markets have experienced substantial disruption due to a rising number of defaults in the “subprime” market. This disruption and the related defaults have increased the inventory of homes for sale and also have caused lenders to tighten mortgage qualification criteria which further reduces demand for new homes. Forecasters continue to have a bearish outlook for the housing market, and we expect the downturn in new housing activity will continue to negatively impact our operating results for the foreseeable future. We continue to prudently manage our inventories, receivables and spending in this environment. However, along with many forecasters, we believe U.S. housing demand will improve in the long term based on population demographics and a variety of other factors.
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

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price, in each case for fiscal 2009, fiscal 2008 and fiscal 2007:
Sales Revenue Variances by Product

	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(Dollars in millions)
Sales by Category
Structural Products	$738	$1,422	$2,098
Specialty Products	948	1,412	1,802
Other(1)	(40)	(54)	(66)

Total Sales	$1,646	$2,780	$3,834

Sales Variances
Unit Volume $ Change	$(1,036)	$(1,161)	$(896)
Price/Other(1)	(98)	107	(169)

Total $ Change	$(1,134)	$(1,054)	$(1,065)

Unit Volume % Change	(36.6)%	(29.7)%	(18.0)%
Price/Other(1)	(4.2)%	2.2%	(3.7)%

Total % Change	(40.8)%	(27.5)%	(21.7)%

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for fiscal 2009, fiscal 2008 and fiscal 2007:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(Dollars in millions)
Gross Margin $ by Category
Structural Products	$73	$134	$173
Specialty Products	132	200	238
Other(1)	(12)	(19)	(19)

Total Gross Margin $	$193	$315	$392

Gross Margin % by Category
Structural Products	9.9%	9.4%	8.2%
Specialty Products	13.9%	14.2%	13.2%
Total Gross Margin %	11.7%	11.3%	10.2%

Unit Volume Change by Product
Structural Products	(40.3)%	(34.6)%	(19.2)%
Specialty Products	(32.8)%	(24.0)%	(16.4)%
Total Unit Volume Change %	(36.6)%	(29.7)%	(18.0)%

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for fiscal 2009, fiscal 2008 and fiscal 2007:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(Dollars in millions)
Sales by Channel
Warehouse/Reload	$1,251	$2,044	$2,763
Direct	435	790	1,137
Other(1)	(40)	(54)	(66)

Total	$1,646	$2,780	$3,834

Gross Margin by Channel
Warehouse/Reload	$177	$284	$344
Direct	28	50	67
Other(1)	(12)	(19)	(19)

Total	$193	$315	$392

Gross Margin % by Channel
Warehouse/Reload	14.1%	13.9%	12.5%
Direct	6.4%	6.3%	5.9%
Total	11.7%	11.3%	10.2%

Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2009 contained 52 weeks. Fiscal years 2008 and 2007 contained 53 weeks and 52 weeks, respectively.
Results of Operations
Fiscal 2009 Compared to Fiscal 2008
The following table sets forth our results of operations for fiscal 2009 and fiscal 2008.

		% of		% of
		Net		Net
	Fiscal 2009	sales	Fiscal 2008	sales
	(Dollars in thousands)

Net sales	$1,646,108	100.0%	$2,779,699	100.0%
Gross profit	193,161	11.7%	314,933	11.3%
Selling, general and administrative	210,214	12.8%	303,403	10.9%
Net gain from terminating the Georgia-Pacific Supply Agreement	(17,772)	(1.1)%	—	0.0%
Depreciation and amortization	16,984	1.0%	20,519	0.7%

Operating loss	(16,265)	(1.0)%	(8,989)	(0.3)%
Interest expense, net	32,456	2.0%	38,547	1.4%

Changes associated with the ineffective interest rate swap, net	6,252	0.4%	—	0.0%
Write-off of debt issue costs	1,407	0.1%	—	0.0%
Other expense, net	519	0.0%	601	0.0%

Loss before benefit from income taxes	(56,899)	(3.5)%	(48,137)	(1.7)%
Provision for (benefit from) income taxes	4,564	0.3%	(16,434)	(0.6)%

Net loss	$(61,463)	(3.7)%	$(31,703)	(1.1)%

Net sales. For the fiscal year ended January 2, 2010, net sales decreased by 40.8%, or $1.1 billion, to $1.6 billion. Sales during the fiscal year were negatively impacted by a 38.8% decline in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $0.4 billion or 32.9% compared to fiscal 2008, due to a 32.8% decrease in unit volume and a 0.1% decrease in specialty product prices. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $0.7 billion, or 48.1% from a year ago, as a result of a 40.3% decrease in unit volume and 7.8% decrease in structural product prices.
Gross profit. Gross profit for fiscal 2009 was $193.2 million, or 11.7% of sales, compared to $314.9 million, or 11.3% of sales, in fiscal 2008. The decrease in gross profit dollars compared to fiscal 2008 was driven primarily by a decrease in specialty and structural product volumes of 32.9% and 40.3%, respectively, due to the ongoing slowdown in the housing market. Gross margin percentage increased by 40 basis points to 11.7% primarily due to an increase in specialty sales as a proportion of our total sales, a shift in channel mix, and continued price discipline.
Selling, general and administrative. Selling, general and administrative expenses for fiscal 2009 were $210.2 million, or 12.8% of net sales, compared to $303.4 million, or 10.9% of net sales, during fiscal 2008. The decline in selling, general, and administrative expenses included a $51.8 million decrease in payroll and payroll related cost due to a decrease in headcount; a $9.6 million decrease in fuel expense due to a decline in sales volume and fuel prices; a $10.4 million gain associated with the sale of certain real properties; and a $21.2 million decrease in other operating expenses as a result of the sales volume reduction that resulted in a corresponding reduction in variable costs.

Net gain from terminating the Georgia-Pacific Supply Agreement. During fiscal 2009, G-P agreed to pay us $18.8 million in exchange for our agreement to enter into the Modification Agreement one year earlier than the originally agreed upon May 7, 2010 termination date of the Supply Agreement. As a result of the termination, we recognized a net gain of $17.8 million during fiscal 2009 as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement.
Depreciation and amortization. Depreciation and amortization expense was $17.0 million for fiscal 2009, compared to $20.5 million for fiscal 2008. The $3.5 million decrease in depreciation and amortization is primarily related to a decrease in capital expenditures as a result of decreased demand coupled with a portion of our property and equipment becoming fully depreciated during fiscal 2009.
Operating loss. Operating loss for fiscal 2009 was $16.3 million, or 1.0% of sales, compared to an operating loss of $9.0 million, or 0.3% of sales, for fiscal 2008, reflecting the $121.8 million decline in gross profit that was offset by a $114.5 million decrease in operating expenses.
Interest expense, net. Interest expense for fiscal 2009 was $32.5 million compared to $38.5 million for fiscal 2008. The $6.1 million decline is due to the $103.2 million decrease in debt. In fiscal 2009, interest expense related to our revolving credit facility and mortgage was $11.0 million and $19.0 million (includes a $0.6 million prepayment penalty), respectively. In fiscal 2008, interest expense related to our revolving credit facility and mortgage was $14.8 million and $21.2 million (includes a $1.9 million prepayment penalty), respectively. In addition, interest expense included $2.5 million of debt issue cost amortization for fiscal 2009 and for fiscal 2008, respectively.
Changes associated with the ineffective interest rate swap, net. Changes associated with the ineffective interest rate swap recognized for fiscal 2009 were $6.3 million and were comprised of a $9.0 million charge related to the reduction of our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount; $2.9 million of amortization of accumulated other comprehensive loss offset by income of $5.7 million related to fair value changes since the date of the reduction at which time we were no longer in a position to use hedge accounting.
Write-off of debt issue costs. During fiscal 2009, we permanently reduced our revolving loan threshold limit from $800.0 million to $500.0 million effective March 30, 2009. As a result, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized associated with the portion of the revolver that was reduced in the first quarter of fiscal 2009.
Provision for (benefit from) income taxes. Our effective tax rate was (8.0)% and 34.1% for fiscal 2009 and fiscal 2008, respectively. The change in our effective tax rate for fiscal 2009 is largely due to a $29.3 million valuation allowance charge and other income tax expense items partially offset by a $20.4 million tax benefit related to current year losses that will be carried back to offset fiscal 2004 and 2005 income and a $5.6 million allocation of tax expense to other comprehensive income resulting in a current period tax benefit.
Net loss. Net loss for fiscal 2009 was $61.5 million, compared to $31.7 million for fiscal 2008 as a result of the previous factors.
On a per-share basis, basic and diluted loss applicable to common shareholders for fiscal 2009 were each $1.98. For fiscal 2008, basic and diluted loss per share were each $1.02.

Fiscal 2008 Compared to Fiscal 2007
The following table sets forth our results of operations for fiscal 2008 and fiscal 2007.

		% of		% of
		Net		Net
	Fiscal 2008	sales	Fiscal 2007	sales
	(Dollars in thousands)

Net sales	$2,779,699	100.0%	$3,833,910	100.0%
Gross profit	314,933	11.3%	391,946	10.2%
Selling, general and administrative	303,403	10.9%	372,754	9.7%
Depreciation and amortization	20,519	0.7%	20,924	0.5%

Operating loss	(8,989)	(0.3)%	(1,732)	0.0%
Interest expense	38,547	1.4%	43,660	1.1%
Other expense (income), net	601	0.0%	(370)	0.0%

Loss before benefit from income taxes	(48,137)	(1.7)%	(45,022)	(1.2)%
Benefit from income taxes	(16,434)	(0.6)%	(17,077)	(0.4)%

Net loss	$(31,703)	(1.1)%	$(27,945)	(0.7)%

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
Gross profit. Gross profit for fiscal 2008 was $314.9 million, or 11.3% of sales, compared to $391.9 million, or 10.2% of sales, in fiscal 2007. The decrease in gross profit dollars compared to fiscal 2007 was primarily driven by a decrease in specialty and structural product volumes of 24.0% and 34.6%, respectively, due to the continued decline in the housing market and a lower of cost or market reserve charge of $3.4 million during fiscal 2008 related to a decline in prices for our structural metal inventory. The increase in gross margin percentage is primarily attributable to an increase in certain structural metal prices earlier in the year and a shift in product mix from structural to higher margin specialty products. Additionally, we estimate that the stock keeping unit (“SKU”) rationalization program, which was a program focused on the sale of slower moving inventory items, negatively impacted gross margin by approximately 30 basis points in fiscal 2007. Structural gross margin increased to 9.4% in fiscal 2008 from 8.2% in fiscal 2007. Specialty gross margin increased to 14.2% in fiscal 2008 from 13.2% a year ago.
Selling, general and administrative. Selling, general and administrative expenses for fiscal 2008 were $303.4 million, or 10.9% of net sales, compared to $372.8 million, or 9.7% of net sales, during fiscal 2007. The decline in selling, general, and administrative expenses included a $37.2 million net decrease in payroll and payroll related cost due to a decrease in headcount; a $8.7 million net decrease in rent expense due to facility consolidation charges of $11.5 million in fiscal 2007 offset by facility consolidation charges of $4.4 million in fiscal 2008; a $5.4 million decrease in general maintenance expenses due to a decline in sales volume; and a $18.0 million net decrease in other operating expenses as a result of our cost reduction initiatives.
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

Interest expense. Interest expense for fiscal 2008 totaled $38.5 million, down $5.1 million from fiscal 2007, reflecting lower debt levels and lower interest rates. Interest expense related to our revolving credit facility, mortgage, and debt issue cost amortization was $14.8 million, $21.2 million (includes a $1.9 million prepayment penalty) and $2.5 million, respectively, for fiscal 2008 Interest expense totaled $43.7 million for fiscal 2007, which includes interest expense related to our revolving credit facility, mortgage, and related debt issue cost amortization of $22.3 million, $19.0 million, and $2.4 million, respectively.
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
On a per-share basis, basic and diluted loss applicable to common shareholders for fiscal 2008 were each $1.02. Basic and diluted loss per share for fiscal 2007 were each $0.91.
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

The following tables indicate our working capital and cash flows for the periods indicated.

	January 2,	January 3,
	2010	2009
	(Dollars in thousands)
Working capital	$247,722	$320,527

	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Cash flows (used in) provided by operating activities	$(19,853)	$190,390	$79,842
Cash flows provided by (used in) investing activities	12,636	985	(9,070)
Cash flows used in financing activities	(113,679)	(56,781)	(82,055)
Working Capital
Working capital decreased by $72.8 million to $247.7 million at January 2, 2010 from $320.5 million at January 3, 2009. The reduction in working capital reflects an $11.3 million and $16.3 million reduction in inventory and receivables, respectively, and a usage of cash of $103.2 million to reduce debt. We have reduced inventory levels to meet existing demand, and the reduction in our accounts receivable balance is due to an overall decline in the housing market related to sales volume. The current asset reductions were offset by a reduction in the current portion of long-term debt of $60.0 million due to current year payments.
Operating Activities
During fiscal 2009, cash flows used in operating activities totaled $19.9 million. The primary driver of cash flow used in operations was a net loss, as adjusted for non-cash charges of $33.6 million and a decrease in accounts payable of $13.7 million due to a reduction in purchase volume associated with decreased demand resulting from market conditions. These cash outflows were offset by a decrease in inventories of $16.3 million to meet existing demand and a decrease in accounts receivable of $11.3 million due to an overall decline in the housing market related to sales volume.
During fiscal 2008, cash flows provided by operating activities totaled $190.4 million. The primary driver of cash flow from operations was a decrease in inventories of $146.4 million to meet existing demand and a decrease in accounts receivable of $132.5 million due to an overall decline in the housing market related to sales volume. These cash inflows were offset by a decrease in accounts payable of $86.4 million due to a reduction in purchase volume associated with decreased demand.
During fiscal 2007, cash flows provided by operating activities totaled $79.8 million. The primary driver of cash flow from operations was a decrease in inventories of $74.8 million to meet existing demand and a decrease in receivables of $44.4 million due to an overall decline in the housing market related to sales volume. These cash inflows were offset by a decrease in accounts payable of $31.1 million due to a decline in purchase volume associated with a decrease in demand.
Investing Activities
During fiscal 2009 and fiscal 2008, cash flows provided by investing activities totaled $12.6 million and $1.0 million, respectively.
During fiscal 2009 and fiscal 2008, our expenditures for property and equipment were $1.8 million and $4.9 million, respectively. These expenditures were used primarily to purchase computer equipment, leasehold improvements, and underground storage tanks. We estimate that capital expenditures for fiscal 2010 will be approximately $8 million. Of this amount, approximately $2 million is related to capital leases for new trucks. Our 2010 capital expenditures are anticipated to be paid from our operating cash.

Proceeds from the disposition of property and equipment were $14.5 million and $5.9 million during fiscal 2009 and fiscal 2008, respectively. During fiscal 2009, the proceeds of $14.5 million included $12.4 million related to the sale of certain real properties classified as held for sale assets included in “Other current assets” on our Consolidated Balance Sheets. For fiscal 2008, the proceeds of $5.9 million included $4.7 million of proceeds related to the sale of certain real properties classified as held for sale assets included in “Other current assets” on our Consolidated Balance Sheets.
During fiscal 2007, cash flows used in investing activities totaled $9.1 million. The primary driver of cash flows used for investing activities in fiscal 2007 was expenditures for property and equipment of $13.1 million. The expenditures for property and equipment were primarily for mobile equipment. Proceeds from the disposition of property totaled $4.1 million in fiscal 2007. The proceeds of $4.1 million included $2.6 million from an insurance settlement related to property damage from Hurricane Katrina.
Financing Activities
Net cash used in financing activities was $113.7 million during fiscal 2009 and $56.8 million during fiscal 2008. The net cash used in financing activities in fiscal 2009 primarily reflected payments on our revolving credit facility of $100.0 million, principal payments on our mortgage of $3.2 million, and an increase in restricted cash related to our mortgage of $10.3 million.
During fiscal 2008, the net cash used in financing activities primarily reflected payments on our revolving credit facility of $27.5 million, principal payments on our mortgage of $6.1 million, prepayment fees associated with principal payments on our mortgage of $1.9 million, and a decrease in bank overdrafts of $12.4 million
Net cash used in financing activities was $82.1 million during fiscal 2007. Net cash used in financing activities primarily reflected a net decrease in our revolving credit facility of $53.9 million, a decrease in bank overdrafts of $13.1 million, and common dividend payments of $15.6 million.
Debt and Credit Sources
As of January 2, 2010, we had outstanding borrowings of $56.0 million and excess availability of $157.1 million under the terms of our revolving credit facility. We classify the lowest projected balance of the credit facility over the next twelve months of $56.0 million as long-term debt. As of January 2, 2010 and January 3, 2009, we had outstanding letters of credit totaling $6.0 million and $12.9 million, respectively, for the purposes of securing collateral requirements under our interest rate swap, insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions. Our revolving credit facility contains customary negative covenants and restrictions for asset based loans. The only covenant we deem material is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below $40.0 million. The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined in our credit agreement as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our revolving credit facility is less than $40.0 million for three consecutive business days. We had $157.1 million and $192.4 million of availability as January 2, 2010 and January 3, 2009, respectively. Our lowest level of availability in the last three years is $157.1 million as of January 2, 2010. We do not anticipate our excess availability will drop below $40.0 million in the foreseeable future.
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

Effective March 30, 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million. This reduction does not impact our available borrowing capacity under our revolving credit facility as our current eligible accounts receivable and inventory (our “borrowing base”) do not support up to $800.0 million in borrowings. We do not anticipate our borrowing base will support borrowings in excess of $500.0 million at any point during the remaining life of the credit facility. This cost-saving initiative will allow us to reduce our interest expense by $0.8 million annually by lowering our unused line fees. As a result of this action, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized.
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
Through January 9, 2009, the hedge was highly effective in offsetting changes in expected cash flows. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge were reflected in earnings. During fiscal 2009, we reduced our borrowings under the revolving credit facility by $100.0 million, which reduced outstanding debt below the interest rate swap’s notional amount of $150.0 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt during the first, second, and third quarters of fiscal 2009. As a result, changes in the fair value of the instrument were recorded through earnings from the point in time that the revolving credit facility balance was reduced below the interest rate swap’s notional amount of $150.0 million, which was during the first quarter of fiscal 2009. Charges associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for fiscal 2009 were approximately $6.3 million and are comprised of a non-cash $9.0 million pro-rata reduction to accumulated other comprehensive loss with an offsetting charge to earnings related to reducing our borrowings outstanding by $100.0 million, amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $2.9 million, and income of $5.7 million related to fair value changes since the date of the reduction. The remaining $2.7 million of accumulated other comprehensive loss will be amortized over the remaining 16 month term of the interest rate swap and recorded as interest expense, of which $2.1 million will be amortized over the next 12 months. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.
The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of January 2, 2010 (in thousands):

Balance at January 3, 2009	$13,229
Unrealized losses in accumulated other comprehensive loss	1,429
Charges associated with ineffective interest rate swap recorded to interest expense	(11,983)

Balance at January 2, 2010	$2,675
The fair value of our swap liability at January 2, 2010 and January 3, 2009 was $8.9 million and $13.2 million, respectively.

Contractual Commitments. The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of January 2, 2010.

	2010	2011	2012	2013	2014	Thereafter	Total

Revolving credit facility	$—	$50,000	$—	$—	$—	$—	$50,000
Term loan facility(1)	—	6,000	—	—	—	—	6,000
Mortgage indebtedness	—	1,190	3,054	3,309	3,529	274,587	285,669
Interest payments on our revolving credit facility (2)	9,668	2,778	—	—	—	—	12,446
Interest payments on our mortgage (3)	18,392	18,380	18,276	18,021	17,802	27,707	118,578

Subtotal	28,060	78,348	21,330	21,330	21,331	302,294	472,693
Operating leases(4)	6,382	5,324	4,709	4,532	4,511	18,158	43,616
Letters of credit(5)	6,039	—	—	—	—	—	6,039

Total	$40,481	$83,672	$26,039	$25,862	$25,842	$320,452	$522,348

(1)	Term loan facility was used to refinance and consolidate certain loans made by the revolving loan lenders to us.

(2)	Interest on the revolving credit facility is variable, based on 14-day, one-month, two-month, three-month or six-month LIBOR. The interest rate on the revolving credit facility was 2.8% at January 2, 2010. On June 12, 2006, we entered into an interest swap agreement with Goldman Sachs Capital Markets to hedge against interest rate risks on $150 million of our revolving credit facility. The terms call for us to pay interest monthly at 5.4%. Interest payments are based on these rates. The final maturity date on our revolving credit facility is May 7, 2011.

(3)	Interest payments on the mortgage are based on a fixed rate of 6.35%.

(4)	We lease various facilities and vehicles under non-cancelable operating leases.

(5)	Letters of credit not included above under the credit facilities.
Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our Consolidated Balance Sheets (to the extent entered into prior to the end of the applicable period) as accounts payable and accrued liabilities.
Critical Accounting Policies
The preparation of our consolidated financial statements and related disclosures in conformity U.S. generally accepted accounting principles requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our Consolidated Statements of Operations and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) allowance for doubtful accounts and related reserves; (3) inventory valuation; (4) fair value measurements; (5) impairment of long-lived assets; and (6) income taxes. Our significant accounting policies are more fully described in the Notes to the Consolidated Financial Statements.
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

All revenues are recorded at gross. The key indicators used to determine when and how revenue is recorded are as follows:
•	We are the primary obligor responsible for fulfillment and all other aspects of the customer relationship.

•	Title passes to BlueLinx, and we carry all risk of loss related to warehouse and reload inventory and inventory shipped directly from vendors to our customers.

•	We are responsible for all product returns.

•	We control the selling price for all channels.

•	We select the supplier.

•	We bear all credit risk.
In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. When the inventory is sold by the customer, we recognize revenue on a gross basis.
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
Inventory Valuation
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We include all charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market.
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
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i) the present value factors used in determining fair value (ii) projected LIBOR, and (iii) the risk of counterparty non-performance risk. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy as defined in Note 13 of this Annual Report on Form 10-K. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The affect of counterparty non-performance is immaterial due to the fact that 75% of the swap was covered by cash collateral.
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
Our evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual distribution facility. In the event of indicators of impairment, the assets of the distribution facility are evaluated by comparing the facility’s undiscounted cash flows over the estimated useful life of the asset, which ranges between 5-20 years, to its carrying value. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and the estimated fair market value. Impairment losses are recorded as a component of “Selling, general and administrative” expense in the Consolidated Statements of Operations.
Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. Our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a historical average of income, with no growth factor assumption, to estimate undiscounted cash flows. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 13 of this Annual Report on Form 10-K.
Currently, we are experiencing a reduction in operating income at the distribution facility level due to the ongoing downturn in the housing market. To the extent that reductions in volume and operating income have resulted in impairment indicators, in most cases our carrying values continue to be less than our projected undiscounted cash flows. We had approximately $36 million, out of the $137.2 million in net book value as of January 2, 2010, in fixed assets for which the undiscounted cash flows were less than the carrying values of the assets. The fair value of these assets, primarily real estate, exceeded the carrying value by approximately $30 million. As such, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.

Income Taxes
As of January 2, 2010, our deferred income tax assets were $27.2 million with a full valuation allowance. Deferred income tax assets and income tax benefits are recognized for temporary differences between amounts recorded for financial reporting and income tax purposes. In evaluating our ability to recover our deferred income tax assets, we considered the four sources of taxable income that should be considered when determining whether a valuation allowance is required including (from least to most subjective):
•	taxable income in prior carryback years, if carryback is permitted under the tax law;
•	future reversals of existing taxable temporary differences (i.e., offset gross deferred tax assets against gross deferred tax liabilities);
•	tax planning strategies; and
•	future taxable income exclusive of reversing temporary differences and carryforwards.
In estimating future taxable income, we develop assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income. Substantial changes in these assumptions could result in changes in our judgments around our ability to realize future tax benefit.
Recently Issued Accounting Pronouncements
In July 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. This Form 10-K for the year ending January 2, 2010 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
In May 2009, the FASB issued guidance on subsequent events that establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for us beginning with our Quarterly Report on Form 10-Q for the second quarter and first six months of fiscal 2009, and will be applied prospectively.
In April 2009, the FASB issued guidance which will require that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for us during the third quarter of fiscal 2009. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
In December 2008, the FASB issued new guidance on retirement benefits. This guidance requires enhanced disclosures about the plan assets of our defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This new guidance is applicable to employers that are subject to the disclosure requirements and is effective for fiscal years ending after December 15, 2009. For additional information, refer to Note 8 in our Notes to the Consolidated Financial Statements.
In June 2008, the FASB issued new guidance on earnings per share. Under this new guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. This guidance was effective for us on January 4, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. For additional information, refer to Note 2 of the Notes to Consolidated Financial Statements.

In April 2008, the FASB issued new guidance on intangible assets other than goodwill. This guidance amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. We adopted this guidance on January 4, 2009. The adoption of this guidance could have a material impact on our Consolidated Financial Statements in the future if acquisitions are made.
In March 2008, the FASB issued new guidance on derivatives and hedging. This guidance seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, this guidance requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This guidance was effective for us, on a prospective basis, on January 4, 2009. For additional information, refer to Note 12 of the Notes to Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
General. We are exposed to risks such as changes in interest rates, commodity prices and foreign currency exchange rates. We employ a variety of practices to manage these risks including the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading, and are not used to address risks related to foreign currency exchange rates. We record derivative instruments as assets or liabilities on the balance sheet at fair value. The following discussion provides additional information regarding our market risk exposure.
Interest Rates. Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. A change of 100 basis points in the market rate of interest would have an immaterial impact based on borrowings outstanding at January 2, 2010. Additionally, to the extent changes in interest rates impact the housing market, we would be impacted by such changes.
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
Foreign Exchange Rates. Less than 1.0% of our net sales are denominated in currencies other than the U.S. dollar, and we do not believe our total exposure to currency fluctuations to be significant.
Commodity Prices. We believe that general inflation did not significantly affect our operating results or markets in fiscal 2009, fiscal 2008 or fiscal 2007. As discussed above, our results of operations were both favorably and unfavorably impacted by increases and decreases in the pricing of certain commodity-based products. Commodity price fluctuations have from time to time created cyclicality in our financial performance and may do so in the future.

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
Management assessed the effectiveness of our internal control over financial reporting as of January 2, 2010. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission set forth in Internal Control — Integrated Framework. Based on our assessment, our management concluded that, as of January 2, 2010, our internal control over financial reporting was effective.
Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended January 2, 2010 included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of January 2, 2010, dated March 2,2010.
March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of BlueLinx Holdings Inc. and subsidiaries
We have audited BlueLinx Holdings Inc. and subsidiaries’ internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BlueLinx Holdings Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, BlueLinx Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 Consolidated Financial Statements of BlueLinx Holdings Inc. and subsidiaries and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Shareholders of BlueLinx Holdings Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years ended January 2, 2010, January 3, 2009, and December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlueLinx Holdings Inc. and subsidiaries at January 2, 2010 and January 3, 2009, and the consolidated results of their operations and their cash flows for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BlueLinx Holdings Inc. and subsidiaries’ internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 2, 2010

BLUELINX HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 2,	January 3,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,457	$150,353
Receivables, less allowances of $8,387 in fiscal 2009 and $10,114 in fiscal 2008	119,347	130,653
Inventories, net	173,185	189,482
Deferred income tax assets, net	—	11,868
Other current assets	44,970	34,122

Total current assets	366,959	516,478

Property and equipment:
Land and improvements	52,621	53,426
Buildings	96,145	96,159
Machinery and equipment	69,767	70,491
Construction in progress	791	2,035

Property and equipment, at cost	219,324	222,111
Accumulated depreciation	(82,141)	(69,336)

Property and equipment, net	137,183	152,775
Non-current deferred income tax assets, net	—	17,468
Other non-current assets	42,704	42,457

Total assets	$546,846	$729,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,618	$78,367
Bank overdrafts	27,232	24,715
Accrued compensation	4,879	11,552
Current maturities of long-term debt	—	60,000
Other current liabilities	22,508	21,317

Total current liabilities	119,237	195,951

Non-current liabilities:
Long-term debt	341,669	384,870
Other non-current liabilities	35,120	45,505

Total liabilities	496,026	626,326

SHAREHOLDERS’ EQUITY
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,179,253 and 32,362,330 shares issued and outstanding at January 2, 2010 and January 3, 2009, respectively	322	323
Additional paid-in-capital	145,035	144,148
Accumulated other comprehensive loss	(8,375)	(16,920)
Accumulated deficit	(86,162)	(24,699)

Total shareholders’ equity	50,820	102,852

Total liabilities and shareholders’ equity	$546,846	$729,178

BLUELINX HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(In thousands, except per share data)
Net sales	$1,646,108	$2,779,699	$3,833,910
Cost of sales	1,452,947	2,464,766	3,441,964

Gross profit	193,161	314,933	391,946

Operating expenses:
Selling, general, and administrative	210,214	303,403	372,754
Net gain from terminating the Georgia-Pacific supply agreement	(17,772)	—	—
Depreciation and amortization	16,984	20,519	20,924

Total operating expenses	209,426	323,922	393,678

Operating loss	(16,265)	(8,989)	(1,732)
Non-operating expenses (income):
Interest expense	32,456	38,547	43,660
Changes associated with the ineffective interest rate swap, net	6,252	—	—
Write-off of debt issue costs	1,407	—	—
Other expense (income), net	519	601	(370)

Loss before provision for (benefit from) income taxes	(56,899)	(48,137)	(45,022)
Provision for (benefit from) from income taxes	4,564	(16,434)	(17,077)

Net loss	$(61,463)	$(31,703)	$(27,945)

Basic and diluted weighted average number of common shares outstanding	31,017	31,083	30,848

Basic and diluted net loss per share applicable to common shares outstanding	$(1.98)	$(1.02)	$(0.91)

Dividends declared per common share	$—	$—	$0.50

Comprehensive loss:
Net loss	$(61,463)	$(31,703)	$(27,945)
Other comprehensive income (loss):
Foreign currency translation, net of taxes	1,173	(2,598)	1,912
Unrealized net gain (loss) from pension plan, net of taxes	941	(15,997)	5,856
Unrealized gain (loss) from ineffective interest rate swap, net of taxes	6,431	(3,751)	(2,754)

Comprehensive loss	$(52,918)	$(54,049)	$(22,931)

BLUELINX HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(In thousands)
Cash flows from operating activities:

Net loss	$(61,463)	$(31,703)	$(27,945)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation and amortization	16,984	20,519	20,924
Amortization of debt issue costs	2,459	2,479	2,431
Net gain from terminating the Georgia- Pacific Supply Agreement	(17,772)	—	—
Payments from terminating the Georgia-Pacific Supply Agreement	14,118	—	—
Gain from sale of properties	(10,397)	(1,936)	—
Prepayment fees associated with principal payments on mortgage	616	1,868	—
Changes associated with the ineffective interest rate swap, net	6,252	—	—
Write-off of debt issue costs	1,407	—	—
Vacant property charges, net	1,222	4,441	11,037
Deferred income tax provision (benefit)	24,220	(2,935)	(9,526)
Gain from insurance settlement	—	—	(1,698)
Share-based compensation	2,922	2,614	3,500
Excess tax benefits from share-based compensation arrangements	—	(81)	(20)
Increase in restricted cash related to the ineffective interest rate swap, insurance, and other	(2,511)	(6,210)	(4,770)
Changes in assets and liabilities:
Receivables	11,306	132,523	44,367
Inventories	16,297	146,405	74,799
Accounts payable	(13,749)	(86,350)	(31,098)
Changes in other working capital	(13,583)	20,440	(6,211)
Other	1,819	(11,684)	4,052

Net cash (used in) provided by operating activities	(19,853)	190,390	79,842

Cash flows from investing activities:
Property and equipment investments	(1,815)	(4,919)	(13,141)
Proceeds from disposition of assets	14,451	5,904	4,071

Net cash provided by (used in) investing activities	12,636	985	(9,070)

Cash flows from financing activities:
Repurchase of common stock	(2,042)	—	—
Proceeds from stock options exercised	—	434	496
Excess tax benefits from share-based compensation arrangements	—	81	20
Decrease in the revolving credit facility	(100,000)	(27,535)	(53,927)
Principal payments on mortgage	(3,201)	(6,130)	—
Prepayment fees associated with principal payments on mortgage	(616)	(1,868)	—
Increase (decrease) in bank overdrafts	2,517	(12,437)	(13,089)
Debt financing costs	—	(217)	—
Common dividends paid	—	—	(15,591)
Increase in restricted cash related to the mortgage	(10,296)	(9,119)	—
Other	(41)	10	36

Net cash used in financing activities	(113,679)	(56,781)	(82,055)

(Decrease) increase in cash	(120,896)	134,594	(11,283)
Cash balance, beginning of period	150,353	15,759	27,042

Cash balance, end of period	$29,457	$150,353	$15,759

Supplemental Cash Flow Information
Net income tax refunds (income taxes paid) during the period	$10,299	$22,762	$(991)

Interest paid during the period	$28,288	$36,854	$40,037

BLUELINX HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-In-	Comprehensive	(Accumulated
BlueLinx Holdings Inc.	Shares	Amount	Capital	Income (Loss)	Deficit)	Totals
	(In thousands)

Balance, December 30, 2006	30,910	$309	$138,066	$412	$50,612	$189,399
Net loss	—	—	—	—	(27,945)	(27,945)
Foreign currency translation adjustment, net of tax	—	—	—	1,912	—	1,912
Unrealized net gain from pension plan, net of tax	—	—	—	5,856	—	5,856
Unrealized loss from cash flow hedge, net of tax	—	—	—	(2,754)	—	(2,754)
Unrealized loss from adoption of FIN 48, net of tax	—	—	—	—	(72)	(72)
Proceeds from stock options exercised	132	1	495	—	—	496
Issuance of restricted stock	182	2	—	—	—	2
Excess tax benefits from share-based compensation arrangements	—	—	20	—	—	20
Compensation related to share-based grants	—	—	3,500	—	—	3,500
Common dividends paid	—	—	—	—	(15,591)	(15,591)

Balance, December 29, 2007	31,224	$312	$142,081	$5,426	$7,004	$154,823
Net loss	—	—	—	—	(31,703)	(31,703)
Foreign currency translation adjustment, net of tax	—	—	—	(2,598)	—	(2,598)
Unrealized net loss from pension plan, net of tax	—	—	—	(15,997)	—	(15,997)
Unrealized loss from cash flow hedge, net of tax	—	—	—	(3,751)	—	(3,751)
Proceeds from stock options exercised	116	1	433	—	—	434
Issuance of restricted stock	1,022	10	—	—	—	10
Excess tax benefits from share-based compensation arrangements	—	—	81	—	—	81
Excess tax deficiencies from share-based compensation arrangements	—	—	(1,061)	—	—	(1,061)
Compensation related to share-based grants	—	—	2,614	—	—	2,614

Balance, January 3, 2009	32,362	$323	$144,148	$(16,920)	$(24,699)	$102,852
Net loss	—	—	—	—	(61,463)	(61,463)
Foreign currency translation adjustment, net of tax	—	—	—	1,173	—	1,173
Unrealized gain from pension plan, net of tax	—	—	—	941	—	941
Unrealized gain from cash flow hedge, net of tax	—	—	—	6,431	—	6,431
Issuance of restricted stock, net of forfeitures	589	6	—	—	—	6
Repurchase of common stock	(772)	(7)	(2,035)	—	—	(2,042)
Compensation related to share-based grants	—	—	2,922	—	—	2,922

Balance, January 2, 2010	32,179	$322	$145,035	$(8,375)	$(86,162)	$50,820

BLUELINX HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Background
Basis of Presentation
BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation (BlueLinx Holdings Inc. and its subsidiaries are collectively referred to as “BlueLinx” or the “Company”), is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of January 2, 2010, we distributed more than 10,000 products to approximately 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses. The Consolidated Financial Statements include the accounts of us and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal 2009 and fiscal 2007 each contained 52 weeks and fiscal 2008 contained 53 weeks. Certain amounts in fiscal 2008 have been reclassified to conform with the presentation for fiscal 2009.
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

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(Dollars in millions)
Sales by category
Structural products	$738	$1,422	$2,098
Specialty products	948	1,412	1,802
Unallocated allowances and adjustments	(40)	(54)	(66)

Total sales	$1,646	$2,780	$3,834

Suppliers
As of January 2, 2010, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts and freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, consigned inventory and extended payment terms.
On April 27, 2009, we entered into a Termination and Modification Agreement (“Modification Agreement”) related to our Master Purchases, Supply, and Distribution Agreement (the “Supply Agreement”) with Georgia-Pacific (“G-P”). The Modification Agreement effectively terminates the existing Supply Agreement with respect to our distribution of G-P plywood, OSB and lumber. As of January 3, 2009, prior to entering into the Modification Agreement, our minimum purchases requirement totaled $31.9 million. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from G-P. We will continue to distribute a variety of G-P building products, including engineered lumber, which is covered under a three-year purchase agreement dated February 12, 2009.

G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one year earlier than the originally agreed upon May 7, 2010 termination date. Under the terms of the Modification Agreement, we received four quarterly cash payments of $4.7 million, which began on May 1, 2009 and ended on February 1, 2010. As a result of the termination, we recognized a net gain of $17.8 million as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement. We believe the early termination of the Supply Agreement contributed to the decline in our structural panel sales volume during the second, third, and fourth quarters of fiscal 2009. However, because the majority of these sales are through the direct sales channel, the lower structural panel sales volume had an insignificant impact on our gross profit during these periods. To the extent we are unable to replace these volumes with structural product from G-P or other suppliers, the early termination of the Supply Agreement may continue to negatively impact our sales of structural products which could impact our net sales and our costs, which in turn could impact our gross profit, net income, and cash flows.
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
All revenues are recorded at gross. The key indicators used to determine when and how revenue is recorded are as follows:
•	We are the primary obligor responsible for fulfillment and all other aspects of the customer relationship.
•	Title passes to BlueLinx and we carry all risk of loss related to warehouse and reload inventory and inventory shipped directly from vendors to our customers.
•	We are responsible for all product returns.
•	We control the selling price for all channels.
•	We select the supplier.
•	We bear all credit risk.
In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. When the inventory is sold by the customer, we recognize revenue on a gross basis.
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
Restricted Cash
We had restricted cash of $37.5 million and $25.5 million at January 2, 2010 and January 3, 2009, respectively. Restricted cash primarily includes amounts held in escrow related to our interest rate swap, mortgage, and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.
The table below provides the balances of each individual component in restricted cash as of January 2, 2010 and January 3, 2009 (in thousands):

	At January 2,	At January 3,
	2010	2009
Cash in escrow:
Mortgage	$19,415	$9,119
Insurance	9,411	—
Interest rate swap	6,690	13,590
Other	2,008	2,810

Total	$37,524	$25,519

During fiscal 2009, we determined it to be appropriate to classify changes in restricted cash required under our mortgage in the financing section of our Consolidated Statement of Cash Flows. In order to conform historical presentation to the current and future presentations, we reclassified $9.1 million from net cash provided by operating activities to net cash used in financing activities for fiscal 2008 in our Consolidated Statement of Cash Flows.
Concentrations of Credit Risk
Our accounts receivable are principally from customers in the building products industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable; however, is limited due to the large number of customers comprising our customer base.
Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will ultimately be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At January 2, 2010 and January 3, 2009, these reserves totaled $8.4 million and $10.1 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.
Inventory Valuation
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At January 2, 2010, the market value of our inventory exceeded its cost. At January 3, 2009, the lower of cost or market reserve was $3.4 million. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At January 2, 2010 and January 3, 2009, our damaged, excess and obsolete inventory reserves were $2.6 million and $4.0 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.
Consignment Inventory
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
Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At January 2, 2010 and January 3, 2009, the vendor rebate receivable totaled $6.1 million and $6.3 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At January 2, 2010 and January 3, 2009, the customer rebate payable totaled $5.3 million and $7.3 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
Shipping and Handling
Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in “Selling, general, and administrative” expenses were $84.4 million, $118.7 million, and $137.4 million for fiscal 2009, fiscal 2008, and fiscal 2007, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses of $1.8 million, $2.5 million, and $6.5 million were included in “Selling, general and administrative” expenses for fiscal 2009, fiscal 2008, and fiscal 2007, respectively.
Earnings per Common Share
We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain management level employees participate in dividends on the same basis as common shares and are non-forfeitable by the holder. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Given that the restricted shareholders do not have a contractual obligation to participate in the losses, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. In addition, because the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included 1,539,129, 1,201,288, and 330,840 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for fiscal 2009, fiscal 2008, and fiscal 2007, respectively, because all periods reflected net losses.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. During fiscal 2008, we granted 834,071 performance shares under our 2006 Long-Term Incentive Plan in which shares are issuable upon satisfaction of certain performance criteria. As of January 2, 2010, we assumed that a total of 180,605 performance shares will eventually vest based on our assumption that certain performance criteria will be met and that certain shares will be forfeited over the vesting term. The 180,605 performance shares we assume will vest were not included in the computation of diluted earnings per share due to the net loss for the period. We will continue to evaluate the effect of the performance conditions on our diluted earnings per share calculation and will change our assumptions if it becomes probable that the performance conditions will not be met. Our restricted stock units are settled in cash upon vesting and are considered liability awards. Therefore, these restricted stock units are not included in the computation of the basic and diluted earnings per share.
As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. For fiscal 2009, fiscal 2008, and fiscal 2007, we excluded 2,648,049, 2,532,109, and 2,045,854 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive.
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
Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 2 to 18 years for land improvements, 5 to 40 years for buildings, and 3 to 7 years for machinery and equipment, which includes mobile equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income. Depreciation expense totaled $15.3 million for fiscal 2009 and $18.0 million for fiscal 2008 and fiscal 2007.
During fiscal 2008 and fiscal 2007, we capitalized costs related to internally developed software. As of January 2, 2010 and January 3, 2009, the total amount capitalized for internally developed software was $5.8 million. Accumulated depreciation related to internally developed software totaled $2.8 million and $1.0 million at January 2, 2010 and January 3, 2009, respectively. For fiscal 2007, there was no depreciation recorded for these assets as they were not placed in service at the end of fiscal 2007.

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
Our evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual distribution facility. In the event of indicators of impairment, the assets of the distribution facility are evaluated by comparing the facility’s undiscounted cash flows over the estimated useful life of the asset, which ranges between 5-20 years, to its carrying value. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and the estimated fair market value. Impairment losses are recorded as a component of “Selling, general and administrative” expenses in the Consolidated Statements of Operations.
Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. Our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a historical average of income, with no growth factor assumption, to estimate undiscounted cash flows. The assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 13.
During fiscal 2008, we recorded a non-cash impairment charge of $0.4 million to reduce the carrying value of certain long-lived assets to fair value as a result of unfavorable market conditions associated with our custom milling operations in California. This impairment charge was included in “Selling, general and administrative” expense in our Consolidated Statement of Operations for fiscal 2008.
Currently, we are experiencing a reduction in operating income at the distribution facility level due to the ongoing downturn in the housing market. To the extent that reductions in volume and operating income have resulted in impairment indicators, in most cases our carrying values continue to be less than our projected undiscounted cash flows. We had approximately $36 million, out of the $137.2 million in net book value as of January 2, 2010, in fixed assets for which the undiscounted cash flows were less than the carrying values of the assets. The fair value of these assets, primarily real estate, exceeded the carrying value by approximately $30 million. As such, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.
Intangible Assets with Definite Useful Lives
The table below summarizes the balances of our intangible assets as of January 2, 2010:

	Useful	Gross	Accumulated	Net Carrying
	Lives (yrs)	Carrying Amount	Amortization	Amount
		(In thousands)
Intangible assets:
Customer relationships	6.0	$8,201	$(7,282)	$919
Internally Developed Software	3.0	4,113	(4,113)	—
Trade names	1.0	279	(279)	—
Non-compete agreements	3.3	230	(217)	13

		$12,823	$(11,891)	$932

The table below summarizes the balances of our intangible assets as of January 3, 2009:

	Useful	Gross	Accumulated	Net Carrying
	Lives (yrs)	Carrying Amount	Amortization	Amount
		(In thousands)
Intangible assets:
Customer relationships	6.0	$8,201	$(5,909)	$2,292
Internally developed software	3.0	4,113	(4,113)	—
Supply agreement	6.0	5,329	(4,134)	1,195
Trade names	1.0	279	(279)	—
Non-compete agreements	3.3	230	(174)	56

		$18,152	$(14,609)	$3,543

Amortization expense for intangible assets was $1.6 million, $2.5 million and $3.0 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. During fiscal 2009, we wrote-off of $1.0 million related to the termination of the G-P supply agreement (see Note 1). This charge, related to the remaining balance of the amount capitalized in connection with the Supply Agreement, was recorded against the gain on the termination of the G-P Supply Agreement in “Selling, general, and administrative” expenses on our Consolidated Statement of Operations.
Estimated amortization expense for each of the five succeeding years is as follows:

(In thousands)
For fiscal 2010	$617
For fiscal 2011	$200
For fiscal 2012	$115
For fiscal 2013	$—
For fiscal 2014	$—
Stock-Based Compensation
We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent market and performance conditions are considered probable. The calculation of fair value related to stock compensation is subject to certain assumptions discussed in more detail in Note 7. Management updates such estimates when circumstances warrant. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statement of Operations.
Shareholders’ Equity
During the fourth quarter of fiscal 2008, our Board of Directors authorized the Company to repurchase up to $10.0 million of our common stock over the next two years. Under the terms of the repurchase program, we may repurchase shares in open market purchases or through privately negotiated transactions. We will use cash on hand to fund repurchases of our common stock. As of January 2, 2010, we repurchased 0.8 million shares for $2.0 million.
Income Taxes
Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income. We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized. Such amounts are disclosed in Note 5.

We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities. We have recorded income tax and related interest liabilities where we believe our position may not be sustained. Such amounts are disclosed in Note 5.
Foreign Currency Translation
The functional currency for our Canadian operations is the Canadian dollar. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in shareholders’ equity. Foreign currency transaction gains and losses are reflected in the Consolidated Statements of Operations. Accumulated other comprehensive loss at January 2, 2010 and January 3, 2009 included the gain from foreign currency translation (net of tax) of $1.5 million and $0.3 million, respectively.
Derivatives
We are exposed to risks such as changes in interest rates, commodity prices and foreign currency exchange rates. We employ a variety of practices to manage these risks including the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading, and are not used to address risks related to foreign currency exchange rates. We record derivative instruments as assets or liabilities on the balance sheet at fair value.
Compensated Absences
We accrue for the costs of compensated absences to the extent that the employee’s right to receive payment relates to service already rendered, the obligation vests or accumulates, payment is probable and the amount can be reasonably estimated.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material.
New Accounting Standards
In July 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. This Form 10-K for the year ending January 2, 2010 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
In May 2009, the FASB issued guidance on subsequent events that establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for us beginning with our Quarterly Report on Form 10-Q for the second quarter and first six months of fiscal 2009, and will be applied prospectively.

In April 2009, the FASB issued guidance which will require that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for us during the third quarter of fiscal 2009. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
In December 2008, the FASB issued new guidance on retirement benefits. This guidance requires enhanced disclosures about the plan assets of our defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This new guidance is applicable to employers that are subject to the disclosure requirements and is effective for fiscal years ending after December 15, 2009. The adoption of this guidance had no impact on our Consolidated Financial Statements. For additional information, refer to Note 8 in our Notes to the Consolidated Financial Statements.
In March 2008, the FASB issued new guidance on derivatives and hedging. This guidance seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, this guidance requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This guidance was effective for us, on a prospective basis, on January 4, 2009. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements. For additional information, refer to Note 12 of the Notes to the Consolidated Financial Statements.
3. Restructuring Charges
We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e. the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on current market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets for the fiscal year ended and at January 2, 2010 and January 3, 2009.
We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and in “Accrued compensation” on the Consolidated Balance Sheets for the fiscal year ended and at January 2, 2010 and January 3, 2009.
2007 Facility Consolidation and Severance Costs
During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings and reduction in force initiatives which resulted in charges of $17.1 million during the fourth quarter of fiscal 2007. Since the inception of this plan, we have recorded additional charges of $0.8 million and $2.4 million during fiscal 2009 and fiscal 2008, respectively, due to a modification of certain sublease income assumptions related to the sublease of the vacated headquarters’ building. As of January 2, 2010 and January 3, 2009, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.

The table below summarizes the balance of accrued facility consolidation reserve and the changes in the accrual for fiscal 2009 (in thousands):

Balance at January 3, 2009	$12,340
Assumption changes	775
Payments	(2,135)
Accretion of discount used to calculate liability	775

Balance at January 2, 2010	$11,755

2008 Facility Consolidation and Severance Costs
During fiscal 2008, our board of directors approved a plan to exit our custom milling operations in California primarily due to the impact of unfavorable market conditions on that business. The closure of the custom milling facilities resulted in facility consolidation charges of $2.0 million during fiscal 2008. In addition, we recorded severance and outplacement costs of $1.0 million in connection with involuntary terminations at our custom milling facilities and $4.2 million related to reduction in force initiatives. At January 2, 2010, there was no severance reserve. At January 3, 2009, our severance reserve totaled $0.5 million. During fiscal 2009, we modified certain assumptions related to sublease income and rental payments that resulted in a reduction to the reserve of approximately $0.2 million.
The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accruals for fiscal 2009 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at January 3, 2009	$1,792	$512	$2,304
Assumption changes	(195)	—	(195)
Payments	(1,130)	(512)	(1,642)
Sublease income	80	—	80
Accretion of liability	98	—	98

Balance at January 2, 2010	$645	$—	$645

2009 Facility Consolidations and Severance Costs
During fiscal 2009, we exited our BlueLinx Hardwoods facility in Austin, Texas to improve overall effectiveness and efficiency by consolidating these operations with our San Antonio and Houston branches. Our exit of the Austin facility resulted in a facility consolidation charge of $0.7 million. In addition, we recorded severance charges related to reduction in force initiatives of $1.8 million.
The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accruals for fiscal 2009 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at January 3, 2009	$—	$—	$—
Charges	731	1,813	2,544
Assumption changes	(88)	—	(88)
Payments	(95)	(1,662)	(1,757)
Accretion of liability	23	—	23

Balance at January 2, 2010	$571	$151	$722

4. Assets Held for Sale and Net Gain on Disposition
As part of our restructuring efforts to improve our cost structure and cash flow, we closed certain facilities and designated them as assets held for sale during fiscal 2008. At the time of designation, we ceased recognizing depreciation expense on these assets. As of January 2, 2010 and January 3, 2009, total assets held for sale were $1.6 million and $3.0 million, respectively, and were included in “Other current assets” in our Consolidated Balance Sheets. During fiscal 2009 and fiscal 2008, we sold certain real properties held for sale that resulted in a $10.4 million gain and $1.9 million gain, respectively, recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations. We continue to actively market the remaining properties that are held for sale. Due to the fact that these properties are all land, depreciation expense is not impacted.
5. Income Taxes
Our provision for (benefit from) income taxes consists of the following:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(In thousands)
Federal income taxes:
Current	$(19,800)	$(12,736)	$(7,420)
Deferred	18,475	(2,149)	(7,627)
State income taxes:
Current	(263)	(973)	(1,106)
Deferred	5,745	(786)	(2,012)
Foreign income taxes:
Current	407	210	975
Deferred	—	—	113

Provision for (benefit from) income taxes	$4,564	$(16,434)	$(17,077)

The federal statutory income tax rate was 35%. Our provision for (benefit from) income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(In thousands)
Benefit from income taxes computed at the federal statutory tax rate	$(19,912)	$(16,893)	$(15,758)
Benefit from state income taxes, net of federal benefit	(2,276)	(1,706)	(1,579)
Valuation allowance change	25,864	1,179	—
Other	888	986	260

Provision for (benefit from) income taxes	$4,564	$(16,434)	$(17,077)

Our income before provision for income taxes for our Canadian operations was $1.2 million, $0.7 million and $2.5 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

For fiscal 2009, we recognized tax expense of $4.6 million. The expense recognized for the year is comprised of $20.4 million of federal tax benefit, $5.6 million of deferred income tax benefit resulting from the allocation of income tax expense to other comprehensive income offset by $29.3 million of a tax valuation allowance charge related to the change in judgment regarding the realizability of our net deferred tax asset. The $20.4 million federal benefit was recorded as a result of an enacted change in tax law during the fourth quarter, which allows us to carryback our current year federal taxable losses against 2004 and 2005 taxable income.
In accordance with the intraperiod tax allocation provisions of U.S. GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. As a result, in addition to our federal income tax benefit, we recorded a $5.6 million non-cash tax benefit on the loss from continuing operations for 2009, which is offset in full by income tax expense recorded in other comprehensive income. While the income tax benefit from continuing operations is reported in our Consolidated Statement of Operations, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive loss, which is a component of shareholders’ equity.
Our financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income taxes incurred during fiscal 2008 and fiscal 2009, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves, pension obligations and differences between book and tax depreciation and amortization. We record a valuation allowance against our net deferred tax assets when we determine that based on the weight of available evidence, it is more likely than not our net deferred tax assets will not be realized.
In our evaluation of the weight of available evidence, we considered recent reported losses as negative evidence which carried substantial weight. Therefore, we considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence associated with the losses incurred. The positive evidence considered included:
•	taxable income in prior carryback years, if carryback is permitted under the tax law;
•	future reversals of existing taxable temporary differences
•	tax planning strategies; and
•	future taxable income exclusive of reversing temporary differences and carryforwards.
As of January 3, 2009, we relied on projected cumulative pretax profit for the three year period ended 2010, which was substantially driven by projected positive results from operations in 2010 developed using the housing start forecasts available at that time and operating expense reductions of 15% in 2009 and 6% in 2010. We develop housing starts assumptions using internal data, which is validated using external housing start forecasts published by third party sources. Our business is closely tied to housing starts and third party estimates of housing starts are considered when estimating revenue. At the end of fiscal 2008 and through early March 2009, housing starts were projected to be 716,000 for 2009 and 950,000 for 2010. Additionally, expected gains from the disposal of appreciated real estate in fiscal 2009 and fiscal 2010 impacted our projections of cumulative pretax income for the three year period ended 2010. The fair value of our real estate assets substantially exceed the carrying value, which resulted in us being in a unique position with the ability to forecast and consider such gains in our projection of future income.
Based on the weight of the available positive and negative evidence at the end of fiscal 2008 and through early March 2009, we concluded that the evidence relative to potential future income generated from operations and the sale of appreciated real estate carried enough weight to overcome the weight of the negative evidence of losses. Therefore, we concluded that the federal deferred tax assets recorded as of January 3, 2009 were more likely than not realizable.
With regard to our state deferred tax assets, we considered the positive evidence associated with tax planning strategies that could be implemented to avoid the loss of these deferred tax assets. Considering the weight of this evidence, we recorded tax benefits in the states where the tax planning strategy was executable. Therefore, we recorded a valuation allowance of $1.1 million for those states where we would not be able to execute the strategy as of the end of fiscal 2008. We also recorded a valuation allowance for $0.3 million related to non-deductible excess compensation.

During the first quarter of fiscal 2009, we evaluated the weight of available positive and negative evidence relative to changes in the environment during the first quarter of 2009. In late March and April, subsequent to the filing of the fiscal 2008 10-K, we experienced a substantial drop in revenue compared to expectations. In addition, due to a combination of tighter lending standards and deteriorating conditions in residential construction, negotiations stalled or were terminated for several of our planned sales of real estate. Also, during the first quarter, external estimates for fiscal 2009 housing starts dropped from 716,000 to 616,000.
As such, these changes in our internal assumptions and the revised external expectations of 2009 housing starts resulted in a change in our projections from cumulative pretax income to cumulative pretax loss for the three year period ended 2010, causing us to conclude that, as of April 4, 2009, the weight of the positive evidence was no longer sufficient to overcome the weight of the negative evidence of a three year cumulative loss, therefore, a full valuation allowance for all deferred income tax assets was necessary at the end of the first quarter of fiscal 2009. Based on the conclusions reached, we continued to maintain a full valuation allowance during the remainder of 2009.
The components of our net deferred income tax assets (liabilities) are as follows:

	January 2,	January 3,
	2010	2009
	(In thousands)
Deferred income tax assets:
Inventory reserves	$3,452	$4,484
Compensation-related accruals	5,435	4,927
Accruals and reserves	679	813
Accounts receivable	2,045	3,498
Restructuring costs	5,056	5,506
Derivatives	3,440	5,118
Pension	6,039	6,616
Benefit from NOL carryovers (1)	6,234	5,355
Other	499	525

Total gross deferred income tax assets	32,879	36,842
Less: Valuation allowances	(27,226)	(1,362)

Total net deferred income tax assets	$5,653	$35,480

Deferred income tax liabilities:
Intangible assets	(87)	(1,006)
Property and equipment	(3,979)	(3,374)
Pension	—	—
Other	(1,587)	(1,764)

Total deferred income tax liabilities	(5,653)	(6,144)

Deferred income tax assets, net	$—	$29,336

(1)	Our federal and state NOL carryovers will expire over 3 to 20 years.
Activity in our deferred tax asset valuation allowance for fiscal 2009 and fiscal 2008 was as follows:

	Fiscal Year	Fiscal Year
	Ended	Ended
	January 2,	January 3,
	2010	2009
Balance at beginning of the year	$1,362	$—
Valuation allowance provided for taxes related to:
Loss before income taxes	(3,472)	—
Effect of a change in judgment	29,336	1,362

Balance at end of the year	$27,226	$1,362

We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands)
Balance at December 31, 2006	$111
Increases related to current year tax positions	57
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	—
Settlements	(18)

Balance at December 29, 2007	$150
Increases related to current year tax positions	63
Additions for tax positions in prior years	48
Reductions for tax positions in prior years	—
Settlements	—

Balance at January 3, 2009	$261
Increases related to current year tax positions	526
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	(25)
Settlements	(23)

Balance at January 2, 2010	$739

Included in the unrecognized tax benefits of $0.7 million at January 2, 2010 was $0.6 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued a nominal amount of interest related to these unrecognized tax benefits during 2009, and this amount is reported in “Interest expense” in our Consolidated Statement of Operations. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state and foreign tax authorities.
6. Receivables
We have a diversified customer base concentrated in the building products business. Credit risk is monitored and provisions for expected losses are provided as determined necessary by management. We generally do not require collateral.
The following reflects our activity in receivables related reserve accounts:

	Beginning	Expense/	Write offs and	Ending
	Balance	(Income)	Other, Net	Balance
	(In thousands)
Fiscal 2007
Allowance for doubtful accounts and related reserves	$7,736	$6,975	$(4,175)	$10,536
Fiscal 2008
Allowance for doubtful accounts and related reserves	$10,536	$5,764	$(6,186)	$10,114
Fiscal 2009
Allowance for doubtful accounts and related reserves	$10,114	$3,879	$(5,606)	$8,387

7. Stock-Based Compensation
We have two stock-based compensation plans covering officers, directors and certain employees and consultants; the 2004 Long Term Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options or vesting of restricted stock, out of the total amount of common shares authorized for issuance under the 2004 Plan and the 2006 Plan.
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
We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statement of Operations.
Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of January 2, 2010, there was $0.8 million, $2.9 million, and $0.2 million of total unrecognized compensation expense related to stock options, restricted stock, and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, and performance shares is expected to be recognized over a period of 1.1 years, 1.5 years, and 1.0 year, respectively. As of January 3, 2009, there was $1.7 million, $3.7 million, $0.1 million and $0.7 million of total unrecognized compensation expense related to stock options, restricted stock, restricted stock units and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, restricted stock units and performance shares was expected to be recognized over a period of 2.1 years, 2.0 years, 1.0 years and 2.0 years, respectively.
For fiscal 2009, fiscal 2008 and fiscal 2007, our total stock-based compensation expense was $3.0 million, $2.6 million, and $3.6 million, respectively. We also recognized related income tax benefits of $1.2 million, $1.0 million and $1.4 million, respectively.
The total fair value of the options vested in fiscal 2009, fiscal 2008 and fiscal 2007 was $0.6 million, $0.8 million and $2.3 million, respectively. For restricted stock, the total fair value vested in fiscal 2009 and fiscal 2008 was $1.2 million and $0.8 million, respectively. In fiscal 2007, there were no shares of restricted stock that vested.
Cash proceeds from the exercise of stock options for fiscal 2008 and fiscal 2007 totaled $0.4 million and $0.5 million, respectively. There were no stock option exercises during fiscal 2009. In our Consolidated Statement of Cash Flows, we present the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow. For fiscal 2008 and fiscal 2007, we included $0.08 million and $0.02 million, respectively, of excess tax benefits in cash flows from financing activities. There were no excess tax benefits in fiscal 2009.

The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of time-based options and performance-based options granted during fiscal 2008 (there were no options granted during fiscal 2009):

		Performance-	Performance-
	Time-Based	Based	Based
	Options(1)	Options(2)	Options(3)
Risk free interest rate	2.70%	2.62%	2.11%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	6 years	4 years	1 year
Expected volatility	48%	48%	48%
Weighted average fair value	$2.27	$0.67	$1.31

(1)	Exercise price equaled the market price at date of grant.

(2)	Exercise price exceeded the market price at date of grant.

(3)	Exercise price was less than the market price at date of grant (the date the performance criteria were established is considered the grant date for accounting purposes).
The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of time-based options and performance-based options granted during fiscal 2007:

			Performance-
	Time-Based	Time-Based	Based
	Options(1)	Options(2)	Options(3)
Risk free interest rate	4.78%	4.81%	5.09%
Expected dividend yield	4.46%	4.52%	4.52%
Expected life	7 years	5 years	1 year
Expected volatility	45%	45%	45%
Weighted average fair value	$3.77	$2.83	$6.97

(1)	Exercise price equaled market price at date of grant.

(2)	Exercise price exceeded the market price at date of grant.

(3)	Exercise price was less than the market price at date of grant (the date the performance criteria were established is considered the grant date for accounting purposes).
In determining the expected life, we followed a simplified method based on the vesting term and contractual term. The range of risk-free rates for fiscal 2008, fiscal 2007 and fiscal 2006 was from 2.11% to 2.70%, 4.78% to 5.10% and 4.34% to 5.05%, respectively. The expected volatility is based on the historical volatility of our common stock.

The tables below summarize activity and include certain additional information related to our outstanding employee stock options for the three years ended January 2, 2010.

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at December 30, 2006	1,717,531	$11.47
Options granted	160,375	8.58
Options exercised	(132,230)	3.75
Options forfeited	(184,053)	11.16
Options expired	(71,328)	3.75

Options outstanding at December 29, 2007	1,490,295	12.24
Options granted	798,884	4.64
Options exercised	(113,138)	3.75
Options forfeited	(693,815)	12.50
Options expired	(443,711)	13.07

Options outstanding at January 3, 2009	1,038,515	6.78

Options granted	—	—
Options exercised	—	—
Options forfeited	(30,268)	13.67
Options expired	(79,932)	9.39

Options outstanding at January 2, 2010	928,315	6.34

Options exercisable at January 2, 2010	371,488	$7.43

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual Life	Number of	Exercise	Contractual Life
Price Range	Options	Price	(in Years)	Options	Price	(in Years)
$4.66	750,000	$4.66	8.2	250,000	$4.66	8.2
$10.29-$14.01	178,315	$13.41	6.3	121,488	$13.13	6.2

	928,315			371,488
The following tables summarize activity for our performance shares, restricted stock awards and restricted stock unit awards during fiscal 2009, fiscal 2008, and fiscal 2007:

	Performance Shares		Restricted Stock		Restricted Stock Units
		Weighted		Weighted
	Number of	Average Fair	Number of	Average Fair
	Awards	Value	Awards	Value	Number of Awards (1)
Outstanding at December 30, 2006	—	$—	147,412	$13.99	119,250
Granted	245,025	10.46	218,063	10.50	99,325
Vested	—	—	—	—	—
Forfeited	(20,306)	10.46	(34,635)	12.18	(30,450)

Outstanding at December 29, 2007	224,719	10.46	330,840	11.89	188,125
Granted	834,071	3.73	1,396,609	4.36	—
Vested	—	—	(166,604)	5.05	—
Forfeited	(766,484)	5.68	(359,557)	6.81	(23,425)

Outstanding at January 3, 2009	292,306	3.79	1,201,288	5.62	164,700
Granted	—	—	681,151	2.64	—
Vested	—	—	(250,000)	4.86	—
Forfeited	(111,701)	3.82	(93,310)	5.58	(20,150)

Outstanding at January 2, 2010	180,605	$3.78	1,539,129	$4.42	144,550

(1)	As these awards will be settled in cash, the fair value of the restricted stock units is marked-to-market each reporting period through the date of settlement. On January 2, 2010, the fair value of these awards was based on the closing price of our common stock of $2.77.

The intrinsic value of stock options exercised during fiscal 2008 and fiscal 2007 was $0.1 million and $0.8 million, respectively.
8. Employee Benefits
Defined Benefit Pension Plans
Most of our hourly employees participate in noncontributory defined benefit pension plans, which include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We met our required contribution to the hourly pension plan in fiscal 2009. Contributions to multiemployer plans are generally based on negotiated labor contracts. We contributed $1.0 million, $1.1 million and $1.4 million to union administered multiemployer pension plans for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.
The following tables set forth the change in projected benefit obligation and the change in plan assets for the hourly pension plan:

	January 2,	January 3,
	2010	2009
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$72,015	$70,471
Service cost	1,808	2,245
Interest cost	4,511	4,435
Actuarial loss	4,844	71
Curtailment	—	(913)
Benefits paid	(3,678)	(4,294)

Projected benefit obligation at end of period	79,500	72,015

Change in plan assets:
Fair value of assets at beginning of period	$55,049	$72,318
Actual return (loss) on plan assets	10,192	(20,475)
Employer contributions	—	7,500
Benefits paid	(3,678)	(4,294)

Fair value of assets at end of period	61,563	55,049

Unfunded Status of Plan	$(17,937)	$(16,966)

We recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive (loss) income, net of tax. On January 2, 2010, we measured the fair value of our plan assets and benefit obligations. As of January 2, 2010 and January 3, 2009, the net unfunded status of our benefit plan was $17.9 million and $17.0 million, respectively. These amounts were included in “Other non-current liabilities” on our Consolidated Balance Sheets. The net adjustment to other comprehensive income (loss) for fiscal 2009, fiscal 2008, and fiscal 2007 was $1.5 million gain ($0.9 million gain, net of tax), $26.0 million loss ($15.9 million loss net of tax) and $9.6 million gain ($5.9 million gain net of tax), respectively, which represents the net unrecognized actuarial gain (loss) and unrecognized prior service cost.

The funded status and the amounts recognized on our Consolidated Balance Sheets for the hourly pension plan are set forth in the following table:

	January 2,	January 3,
	2010	2009
	(In thousands)
Funded status	$(17,937)	$(16,966)
Unrecognized prior service cost	3	4
Unrecognized actuarial loss	13,231	14,772

Net amount recognized	$(4,703)	$(2,190)

Amounts recognized on the balance sheet consist of:
Accrued pension liability	(17,937)	(16,966)
Accumulated other comprehensive loss (pre-tax)	13,234	14,776

Net amount recognized	$(4,703)	$(2,190)

The portion of estimated net loss for the hourly pension plan that is expected to be amortized from Accumulated Other Comprehensive Loss into net periodic cost over the next fiscal year is $0.5 million. The expected amortization of prior service cost recognized into net periodic cost over the next fiscal year is nominal.
The accumulated benefit obligation for the hourly pension plan was $77.4 million and $69.6 million at January 2, 2010 and January 3, 2009, respectively.
Net periodic pension cost for our pension plans included the following:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(In thousands)
Service cost	$1,808	$2,245	$2,506
Interest cost on projected benefit obligation	4,511	4,435	4,216
Expected return on plan assets	(4,531)	(6,002)	(5,424)
Amortization of unrecognized loss (gain)	723	(365)	—
Amortization of unrecognized prior service cost	—	2	1

Net periodic pension cost	$2,511	$315	$1,299

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	January 2,	January 3,
	2010	2009
Projected benefit obligation:
Discount rate	6.11%	6.42%
Average rate of increase in future compensation levels	4.00%	4.00%
Net periodic pension cost
Discount rate	6.42%	6.45%
Average rate of increase in future compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	8.50%
Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions specified above. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates.
Determination of expected long-term rate of return
In developing expected return assumptions for our pension plan, the most influential decision affecting long-term portfolio performance is the determination of overall asset allocation. An asset class is a group of securities that exhibit similar characteristics and behave similarly in the marketplace. The three main asset classes are equities, fixed income, and cash equivalents.

Upon calculation of the historical risk premium for each asset class, an expected rate of return can be established based on assumed 90-day Treasury bill rates. Based on the normal asset allocation structure of the portfolio (65% equities, 30% fixed income, and 5% cash) with historical compound annualized risk free rate of 4.49%, the expected overall portfolio return is 8.50% as of January 2, 2010.
Our percentage of fair value of total assets by asset category as of our measurement date is as follows:

	January 2,	January 3,
Asset Category	2010	2009
Equity securities — domestic	53%	52%
Equity securities — international	14%	13%
Fixed income	32%	21%
Other (1)	1%	14%

Total	100%	100%

(1)	At January 3, 2009 Other represents cash contributed on January 3, 2009.
The fair value of our plan assets by asset category as of January 2, 2010 was as follows:

Asset Category	Level 1
Equity securities — domestic	$29,528
Equity securities — international	8,499
Fixed income	19,870
Other	3,666

Total	$61,563

See Note 13 for a discussion of the levels of inputs to determine fair value.
Investment policy and strategy
Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments will be to maximize the long-term real growth of fund assets, while the role of fixed income investments will be to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We will review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary. Target allocations for fiscal 2010 are 50% domestic and 15% international equity investments, 30% fixed income investments, and 5% cash. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class.
Our estimated future benefit payments reflecting expected future service are as follows:

Fiscal Year Ending	(In thousands)
January 1, 2011	$3,782
December 31, 2011	3,967
December 29, 2012	4,125
December 28, 2013	4,444
January 3, 2015	4,655
January 2, 2016- December 29, 2018	$28,577
During fiscal 2010, we are required to make a minimum required contribution of $1.8 million to our defined benefit plan.

Defined Contribution Plans
Our employees also participate in several defined contribution plans. Contributions to the plans are based on employee contributions and compensation. Contributions to these plans totaled $0.1 million, $4.1 million and $5.1 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. During fiscal 2009, we suspended the Company matching contributions to our defined salaried contribution plan as part of our cost reduction initiatives.
9. Inventory Reserve Accounts
The following reflects our activity for inventory reserve accounts:

	Beginning		Write-offs and	Ending
	Balance	Expense	Other, net	Balance
Fiscal 2007
Obsolescence/damaged inventory reserve	$5,062	$1,570	$(2,268)	$4,364
Lower of cost or market reserve	$—	$125	$(104)	$21
Fiscal 2008
Obsolescence/damaged inventory reserve	$4,364	$1,892	$(2,225)	$4,031
Lower of cost or market reserve	$21	$3,400	$(21)	$3,400
Fiscal 2009
Obsolescence/damaged inventory reserve	$4,031	$909	$(2,367)	$2,573
Lower of cost or market reserve	$3,400	$419	$(3,819)	$—
10. Revolving Credit Facility
As of January 2, 2010, we had outstanding borrowings of $56.0 million and excess availability of $157.1 million under the terms of our revolving credit facility. The interest rate on the revolving credit facility was 2.8% at January 2, 2010. The contractual maturity date of the revolving credit facility is May 7, 2011.
Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $56.0 million as long-term debt. As of January 2, 2010 and January 3, 2009, we had outstanding letters of credit totaling $6.0 million and $12.9 million, respectively, primarily for the purposes of securing collateral requirements under the interest rate swap, casualty insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions. Our revolving credit facility contains customary negative covenants and restrictions for asset based loans. The only covenant we deem material is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below $40.0 million. The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our revolving credit facility is less than $40.0 million for three consecutive business days. As of January 2, 2010, we were in compliance with all covenants. We had $157.1 million and $192.4 million of availability as January 2, 2010 and January 3, 2009, respectively. Our lowest level of availability in the last three years is $157.1 million as of January 2, 2010. We do not anticipate our excess availability will drop below $40.0 million in the foreseeable future.
Under our revolving credit facility agreement, we maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than $40.0 million for three consecutive business days or in the event of default. Our revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

Effective March 30, 2009, we permanently reduced our revolving loan threshold limit from $800.0 million to $500.0 million. This reduction does not impact our available borrowing capacity under our revolving credit facility as our current eligible accounts receivable and inventory (our “borrowing base”) do not support up to $800.0 million in borrowings. We do not anticipate our borrowing base will support borrowings in excess of $500.0 million at any point during the remaining life of the credit facility. This cost-saving initiative will allow us to reduce our interest expense by $0.8 million annually by lowering our unused line fees. As a result of this action, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized associated with the borrowing capacity that was reduced during the first quarter of fiscal 2009.
11. Mortgage
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
During fiscal 2009 and fiscal 2008, we sold certain real properties that ceased operations. As a result of the sale of these properties during these periods, we reduced our mortgage loan by $3.2 million and $6.1 million, respectively. In addition, during fiscal 2009 and fiscal 2008, we incurred a mortgage prepayment penalty of $0.6 million and $1.9 million, respectively, recorded in “Interest expense” on the Consolidated Statements of Operations.
The mortgage loan requires interest-only payments through June 2011. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2011	$1,190
2012	3,054
2013	3,309
2014	3,529
2015	3,763
Thereafter	270,824
12. Derivatives
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

Through January 9, 2009, the hedge was highly effective in offsetting changes in expected cash flows. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge were reflected in earnings. During fiscal 2009, we reduced our borrowings under the revolving credit facility by $100.0 million, which reduced outstanding debt below the interest rate swap’s notional amount of $150.0 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt during the first, second, and third quarters of fiscal 2009. As a result, changes in the fair value of the instrument were recorded through earnings from the point in time that the revolving credit facility balance was reduced below the interest rate swap’s notional amount of a $150.0 million, which was during the first quarter of fiscal 2009. Charges associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for fiscal 2009 were approximately $6.3 million and are comprised of a non-cash $9.0 million pro-rata reduction to accumulated other comprehensive loss with an offsetting charge to earnings related to reducing our borrowings outstanding by $100.0 million, amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $2.9 million, and income of $5.7 million related to fair value changes since the date of the reduction. The remaining $2.7 million of accumulated other comprehensive loss will be amortized over the remaining 16 month term of the interest rate swap and recorded as interest expense, of which $2.1 million will be amortized over the next 12 months. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.
The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of January 2, 2010 (in thousands):

Balance at January 3, 2009	$13,229
Unrealized losses in accumulated other comprehensive loss	1,429
Charges associated with ineffective interest rate swap recorded to interest expense	(11,983)

Balance at January 2, 2010	$2,675

13. Fair Value Measurements
We determine a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. The fair value measurement guidance established a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
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
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i) the present value factors used in determining fair value (ii) projected LIBOR, and (iii) the risk of non-performance. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at January 2, 2010 and at January 3, 2009 due to the fact that the risk of counterparty non-performance was nominal as 75% and 100% of collateral was cash collateral at January 2, 2010 and January 3, 2009, respectively. The fair value of the interest rate swap was a liability of $8.9 million and $13.2 million at January 2, 2010 and January 3, 2009, respectively. These balances are included in “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets.

The following table presents a reconciliation of the level 3 interest rate swap liability measured at fair value on a recurring basis as of January 2, 2010 (in thousands):

Fair value at January 3, 2009	$(13,229)
Unrealized gains included in earnings, net	5,734
Unrealized losses in accumulated other comprehensive loss	(1,429)

Fair value at January 2, 2010	$(8,924)

The $5.7 million unrealized gain is included in “Interest expense” in the Consolidated Statements of Operations.
Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. Assumptions critical to our fair value in the period were present value factors used in determining fair value and an interest rate. At January 2, 2010, the carrying value and fair value of our mortgage was $285.7 million and $287.4 million, respectively.
14. Related Party Transactions
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
15. Commitments and Contingencies
Self-Insurance
It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $1.0 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At January 2, 2010 and January 3, 2009, the self-insurance reserves totaled $9.2 million and $8.9 million, respectively.
Operating Leases
Total rental expense was approximately $6.8 million, $9.1 million and $7.8 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

At January 2, 2010, our total commitments under long-term, non-cancelable operating leases were as follows (in thousands):

2010	$6,382
2011	5,324
2012	4,709
2013	4,532
2014	4,511
Thereafter	18,158

Total	$43,616

Certain of our operating leases have extension options and escalation clauses.
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
Collective Bargaining Agreements
Approximately 30% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 1% of our hourly work force will expire within one year.
16. Subsequent Events
We evaluated subsequent events through the time of the filing of our Annual Report on Form 10-K. We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.
17. Accumulated Other Comprehensive Loss
Comprehensive income (loss) is a measure of income which includes both net income and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into our income statement. Accumulated other comprehensive loss is separately presented on our balance sheet as part of common shareholders’ equity. Other comprehensive income (loss) was $8.5 million, $(22.3) million and $5.0 million for fiscal 2009, fiscal 2008, and fiscal 2007, respectively.
Other comprehensive income (loss) for fiscal 2009, fiscal 2008 and fiscal 2007 included tax (expense) benefits of $(4.1) million, $2.4 million, and ($1.8) million, respectively, related to our interest rate swap (see Note 12). For fiscal 2009, fiscal 2008, and fiscal 2007, other comprehensive income (loss) included tax (expense) benefits of $(0.6) million, $10.2 million, and $(3.7) million related to our pension plan (see Note 8). Income tax expense recorded in other comprehensive income (loss) related to foreign currency translation was $0.8 million for fiscal 2009.

The accumulated balances for each component of other comprehensive income (loss) were as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Foreign currency translation adjustment, net of tax	$1,450	$279	$2,877
Unrealized net (loss) gain from pension plan, net of tax	(8,220)	(9,158)	6,839
Unrealized loss from cash flow hedge, net of tax	(1,605)	(8,041)	(4,290)

Accumulated other comprehensive (loss) income	$(8,375)	$(16,920)	$5,426

18. Unaudited Selected Quarterly Financial Data

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	Three	Three	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	April 4,	March 29,	July 4,	June 29,	October 3,	September 27,	January 2,	January 3,
	2009 (a)	2008 (b)	2009 (c)	2008 (d)	2009(e)	2008(f)	2010 (g)	2009 (h)
	(In thousands, except per share amounts)

Net sales	$407,111	$716,760	$423,526	$834,669	$449,363	$726,756	$366,108	$501,514
Gross profit	44,276	77,803	48,300	107,435	55,305	83,249	45,280	46,446
Operating expenses:
Selling, general and administrative	56,587	78,637	54,015	79,827	55,396	70,617	52,460	64,064
Net gain from terminating the Georgia-Pacific Supply Agreement	—	—	(17,351)	—	(203)	—	(218)	—
Gain from sale of properties	—	—	(4,237)	—	(169)	—	(5,990)	(1,936)
Restructuring and other charges	1,078	1,998	1,074	1,400	—	3,176	—	5,620
Depreciation and amortization	5,030	4,968	4,241	5,103	3,882	4,940	3,831	5,508

Operating (loss) income	(18,419)	(7,800)	10,558	21,105	(3,601)	4,516	(4,803)	(26,810)
Non-operating expenses:

Interest expense	8,117	9,354	7,890	9,385	7,987	8,791	7,846	9,149
Changes associated with ineffective interest rate swap, net	4,832	—	1,078	—	1,431	—	(1,089)	—
Prepayment fees associated with principal payments on mortgage	—	—	616	—	—	—	—	1,868
Write-off of debt issue costs	1,407	—	—	—	—	—	—	—
Other (income) expense	(157)	130	315	190	324	65	37	216
(Benefit from) provision for income taxes	(1,301)	(6,693)	31	4,931	120	(1,746)	(23,622)	(14,105)
Tax valuation allowance	29,336	—	—	—	—	—	—	1,179

Net (loss) income	$(60,653)	$(10,591)	$628	$6,599	$(13,463)	$(2,594)	$12,025	$(25,117)

Basic net (loss) income per share applicable to common shares	$(1.95)	$(0.34)	$0.02	$0.20	$(0.44)	$(0.08)	$0.37	$(0.81)
Diluted net (loss) income per share applicable to common shares	$(1.95)	$(0.34)	$0.02	$0.20	$(0.44)	$(0.08)	$0.37	$(0.81)

(a)	During the three months ended April 4, 2009, basic and diluted weighted average shares were 31,083,451. Total share-based awards of 2,748,826 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(b)	During the three months ended March 29, 2008, basic and diluted weighted average shares were 30,927,815. Total share-based awards of 2,595,279 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(c)	During the three months ended July 4, 2009, basic and diluted weighted average shares were 32,565,601 and 32,663,997, respectively. Total share-based awards of 928,315 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(d)	During the three months ended June 29, 2008, basic and diluted weighted average shares were 32,408,620 and 32,497,620, respectively. Total share-based awards of 1,333,382 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(e)	During the three months ended October 3, 2009, basic and diluted weighted average shares were 30,948,318. Total share-based awards of 2,671,158 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(f)	During the three months ended September 27, 2008, basic and diluted weighted average shares were 31,150,522. Total share-based awards of 2,755,105 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(g)	During the three months ended January 2, 2010, basic and diluted weighted average shares were 32,550,129 and 32,666,189, respectively. Total share-based awards of 928,315 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(h)	During the three months ended January 3, 2009, basic and diluted weighted average shares were 31,163,973. Total share-based awards of 2,532,109 were excluded from our diluted earnings per share calculation because they were anti-dilutive.
19. Supplemental Condensed Consolidating Financial Statements
The condensed consolidating financial information as of January 2, 2010 and January 3, 2009 and for fiscal 2009, fiscal 2008 and fiscal 2007 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see Note 10, Revolving Credit Facility, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated/combining financial statements are sixty-two single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 2, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,646,108	$29,916	$(29,916)	$1,646,108
Cost of sales	—	1,452,947	—	—	1,452,947

Gross profit	—	193,161	29,916	(29,916)	193,161

Operating expenses (income):
Selling, general and administrative	5,809	244,378	(10,057)	(29,916)	210,214
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,772)	—	—	(17,772)
Depreciation and amortization	—	13,060	3,924	—	16,984

Total operating expenses (income)	5,809	239,666	(6,133)	(29,916)	209,426

Operating (loss) income	(5,809)	(46,505)	36,049	—	(16,265)
Non-operating expenses:
Interest expense	—	13,223	19,233	—	32,456
Charges associated with ineffective interest rate swap	—	6,252	—	—	6,252
Write-off of debt issuance costs	—	1,407	—	—	1,407
Other expense (income), net	—	767	(248)	—	519

(Loss) income before (benefit from) provision for income taxes	(5,809)	(68,154)	17,064	—	(56,899)
(Benefit from) provision for income taxes	(2,261)	170	6,655	—	4,564
Equity in (loss) income of subsidiaries	(57,915)	—	—	57,915	—

Net (loss) income	$(61,463)	$(68,324)	$10,409	$57,915	$(61,463)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 3, 2009 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,779,699	$30,470	$(30,470)	$2,779,699
Cost of sales	—	2,464,766	—	—	2,464,766

Gross profit	—	314,933	30,470	(30,470)	314,933

Operating expenses:
Selling, general and administrative	4,191	329,199	483	(30,470)	303,403
Depreciation and amortization	—	16,180	4,339	—	20,519

Total operating expenses	4,191	345,379	4,822	(30,470)	323,922

Operating (loss) income	(4,191)	(30,446)	25,648	—	(8,989)
Non-operating expenses:

Interest expense	—	16,765	21,782	—	38,547
Other expense (income), net	—	720	(119)	—	601

(Loss) income before (benefit from) provision for income taxes	(4,191)	(47,931)	3,985	—	(48,137)
(Benefit from) provision for income taxes	(1,222)	(16,766)	1,554	—	(16,434)

Equity in loss of subsidiaries	(28,734)	—	—	28,734	—

Net (loss) income	$(31,703)	$(31,165)	$2,431	$28,734	$(31,703)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended December 29, 2007 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,833,910	$30,470	$(30,470)	$3,833,910
Cost of sales	—	3,441,964	—	—	3,441,964

Gross profit	—	391,946	30,470	(30,470)	391,946

Operating expenses:
Selling, general and administrative	1,198	401,528	498	(30,470)	372,754
Depreciation and amortization	—	16,680	4,244	—	20,924

Total operating expenses	1,198	418,208	4,742	(30,470)	393,678

Operating (loss) income	(1,198)	(26,262)	25,728	—	(1,732)
Non-operating expenses:
Interest expense	—	24,091	19,569	—	43,660
Other income, net	—	(111)	(259)	—	(370)

(Loss) income before (benefit from) provision for income taxes	(1,198)	(50,242)	6,418	—	(45,022)
(Benefit from) provision for income taxes	(471)	(19,128)	2,522	—	(17,077)

Equity in loss of subsidiaries	(27,218)	—	—	27,218	—

Net (loss) income	$(27,945)	$(31,114)	$3,896	$27,218	$(27,945)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 2, 2010 follows (in thousands):

		BlueLinx
		Corporation
	BlueLinx	and	LLC
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$32	$29,129	$296	$—	$29,457
Receivables	—	119,347	—	—	119,347
Inventories	—	173,185	—	—	173,185
Deferred income tax assets	275	(910)	—	635	—
Other current assets	925	42,172	1,873	—	44,970
Intercompany receivable	63,905	5,793	—	(69,698)	—

Total current assets	65,137	368,716	2,169	(69,063)	366,959

Property and equipment:
Land and land improvements	—	3,134	49,487	—	52,621
Buildings	—	7,494	88,651	—	96,145
Machinery and equipment	—	69,767	—	—	69,767
Construction in progress	—	791	—	—	791

Property and equipment, at cost	—	81,186	138,138	—	219,324
Accumulated depreciation	—	(59,030)	(23,111)	—	(82,141)

Property and equipment, net	—	22,156	115,027	—	137,183
Investment in subsidiaries	(11,755)	—	—	11,755	—
Non-current deferred income tax assets	—	5,075	2,227	(7,302)	—
Other non-current assets	—	19,016	23,688	—	42,704

Total assets	$53,382	$414,963	$143,111	$(64,610)	$546,846

Liabilities:
Current liabilities:
Accounts payable	$38	$64,580	$—	$—	64,618
Bank overdrafts	—	27,232	—	—	27,232
Accrued compensation	16	4,863	—	—	4,879

Deferred income tax liabilities	(635)	—	—	635	—

Other current liabilities	—	20,637	1,871	—	22,508
Intercompany payable	3,143	61,644	4,911	(69,698)	—

Total current liabilities	2,562	178,956	6,782	(69,063)	119,237

Non-current liabilities:
Long-term debt	—	56,000	285,669	—	341,669
Non-current deferred income tax liabilities	—	2,524	4,778	(7,302)	—
Other non-current liabilities	—	35,120	—	—	35,120

Total liabilities	2,562	272,600	297,229	(76,365)	496,026

Shareholders’ Equity/Parent’s Investment	50,820	142,363	(154,118)	11,755	50,820

Total liabilities and equity	$53,382	$414,963	$143,111	$(64,610)	$546,846

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 3, 2009 follows (in thousands):

		BlueLinx
		Corporation
	BlueLinx	and	LLC
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$32	$150,259	$62	$—	$150,353
Receivables	—	130,653	—	—	130,653
Inventories	—	189,482	—	—	189,482
Deferred income tax assets	290	11,578	—		11,868
Other current assets	371	33,678	73	—	34,122
Intercompany receivable	40,146	6,041	3,229	(49,416)	—

Total current assets	40,839	521,691	3,364	(49,416)	516,478

Property and equipment:
Land and land improvements	—	3,103	50,323	—	53,426
Buildings	—	7,497	88,662	—	96,159
Machinery and equipment	—	70,491	—	—	70,491
Construction in progress	—	2,035	—	—	2,035

Property and equipment, at cost	—	83,126	138,985	—	222,111
Accumulated depreciation	—	(50,150)	(19,186)	—	(69,336)

Property and equipment, net	—	32,976	119,799	—	152,775
Investment in subsidiaries	68,858	—	—	(68,858)	—
Non-current deferred income tax assets	—	18,045	—	(577)	17,468
Other non-current assets	—	22,168	20,289	—	42,457

Total assets	$109,697	$594,880	$143,452	$(118,851)	$729,178

Liabilities:
Current liabilities:
Accounts payable	$117	$78,250	$—	$—	78,367
Bank overdrafts	—	24,715	—	—	24,715
Accrued compensation	687	10,865	—	—	11,552
Current maturities of long-term debt		60,000	—	—	60,000
Other current liabilities	—	20,934	383	—	21,317
Intercompany payable	6,041	38,924	4,451	(49,416)	—

Total current liabilities	6,845	233,688	4,834	(49,416)	195,951

Non-current liabilities:
Long-term debt	—	96,000	288,870	—	384,870
Non-current deferred income tax liabilities	—	—	577	(577)	—
Other non-current liabilities	—	39,205	6,300	—	45,505

Total liabilities	6,845	368,893	300,581	(49,993)	626,326

Shareholders’ Equity/Parent’s Investment	102,852	225,987	(157,129)	(68,858)	102,852

Total liabilities and equity	$109,697	$594,880	$143,452	$(118,851)	$729,178

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 2, 2010 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:

Net (loss) income	$(61,463)	$(68,324)	$10,409	$57,915	$(61,463)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:

Depreciation and amortization	—	13,059	3,925	—	16,984
Amortization of debt issue costs	—	1,806	653	—	2,459
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,772)	—	—	(17,772)
Payments from terminating the Georgia-Pacific supply agreement	—	14,118	—	—	14,118
Gain from sale properties	—	(169)	(10,228)	—	(10,397)
Prepayment penalty associated with sale of facility	—	—	616	—	616
Charges associated with ineffective interest rate swap, net	—	6,252	—	—	6,252
Write-off of debt issuance costs	—	1,407	—	—	1,407
Vacant property charges, net	—	1,222	—	—	1,222
Deferred income tax (benefit) provision	(620)	22,565	2,275	—	24,220
Share-based compensation expense	1,773	1,149	—	—	2,922
Increase in restricted cash related to the ineffective interest swap, insurance, and other	—	(2,511)	—	—	(2,511)
Equity in earnings of subsidiaries	57,915	—	—	(57,915)	—
Changes in assets and liabilities:
Receivables	—	11,306	—	—	11,306
Inventories	—	16,297	—	—	16,297
Accounts payable	(79)	(13,670)	—	—	(13,749)
Changes in other working capital	(1,225)	(10,585)	(1,773)	—	(13,583)
Intercompany receivable	(1,039)	248	3,229	(2,438)	—
Intercompany payable	(2,898)	—	460	2,438	—
Other	—	2,017	(198)	—	1,819

Net cash (used in) provided by operating activities	(7,636)	(21,585)	9,368	—	(19,853)

Cash flows from investing activities:
Investment in subsidiaries	32,392	—	—	(32,392)	—

Property, plant and equipment investments	—	(1,815)	—	—	(1,815)
Proceeds from sale of assets	—	2,027	12,424	—	14,451

Net cash provided by (used in) investing activities	32,392	212	12,424	(32,392)	12,636

Cash flows from financing activities:
Net transactions with Parent	—	(24,994)	(7,398)	32,392	—
Repurchase of common stock	(2,042)	—	—	—	(2,042)
Decrease in revolving credit facility	—	(100,000)	—	—	(100,000)
Payment of principal on mortgage	—	—	(3,201)	—	(3,201)
Prepayment fees associated with sale of facility	—	—	(616)	—	(616)
Increase in bank overdrafts	—	2,517	—	—	2,517
Increase in restricted cash related to the mortgage	—	—	(10,296)		(10,296)
Intercompany receivable	(22,720)	—	—	22,720	—
Intercompany payable	—	22,720	—	(22,720)	—
Other	6	—	(47)	—	(41)

Net cash (used in) provided by financing activities	(24,756)	(99,757)	(21,558)	32,392	(113,679)

(Decrease) increase in cash	—	(121,130)	234	—	(120,896)
Balance, beginning of period	32	150,259	62	—	150,353

Balance, end of period	$32	$29,129	$296	$—	$29,457

Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$10,797	$(498)	$—	$10,299

Interest paid during the period	$—	$11,373	$16,915	$—	$28,288

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 3, 2009 follows (in thousands):

		BlueLinx
		Corporation
	BlueLinx	and	LLC
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:

Net (loss) income	$(31,703)	$(31,165)	$2,431	$28,734	$(31,703)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	16,181	4,338	—	20,519
Amortization of debt issue costs	—	1,839	640	—	2,479
Non-cash vacant property charges	—	4,441	—	—	4,441
Deferred income tax benefit	(368)	(1,445)	(1,122)	—	(2,935)
Prepayment fees associated with principal payments on new mortgage	—	—	1,868	—	1,868
Gain from sale of properties	—	—	(1,936)	—	(1,936)
Share-based compensation	1,482	1,132	—	—	2,614
Excess tax benefits from share-based compensation arrangements	—	(81)	—	—	(81)
Increase in restricted cash related to the interest swap, insurance, and other	—	(6,210)	—	—	(6,210)
Equity in earnings of subsidiaries	28,734	—	—	(28,734)	—
Changes in assets and liabilities:
Receivables	—	132,523	—	—	132,523
Inventories	—	146,405	—	—	146,405
Accounts payable	97	(86,447)	—	—	(86,350)
Changes in other working capital	587	20,577	(724)	—	20,440
Intercompany receivable	(751)	(5,430)	—	6,181	—
Intercompany payable	5,430	—	751	(6,181)	—
Other	—	(11,539)	(145)	—	(11,684)

Net cash (used in) provided by operating activities	3,508	180,781	6,101	—	190,390

Cash flows from investing activities:
Investment in subsidiaries	17,288	—	—	(17,288)	—
Property and equipment investments	—	(4,919)	—	—	(4,919)
Proceeds from disposition of assets	—	1,211	4,693	—	5,904

Net cash provided by (used in) investing activities	17,288	(3,708)	4,693	(17,288)	985

Cash flows from financing activities:
Net transactions with Parent	—	(23,833)	6,545	17,288	—
Proceeds from stock options exercised	434	—	—	—	434
Excess tax benefits from stock-based compensation arrangements	81	—	—	—	81
Decrease in revolving credit facility	—	(27,535)	—	—	(27,535)
Debt financing costs	—	—	(217)	—	(217)
Principal payments on new mortgage	—	—	(6,130)	—	(6,130)
Prepayment fees associated with principal payments on new mortgage	—	—	(1,868)	—	(1,868)
Decrease in bank overdrafts	—	(12,437)	—	—	(12,437)
Increase in restricted cash related to the mortgage	—	—	(9,119)	—	(9,119)
Intercompany receivable	(21,292)	—	—	21,292	—

Intercompany payable		21,292	—	(21,292)	—

Other	10	—	—	—	10

Net cash provided by (used in) financing activities	(20,767)	(42,513)	(10,789)	17,288	(56,781)

Increase in cash	29	134,560	5	—	134,594
Balance, beginning of period	3	15,699	57	—	15,759

Balance, end of period	$32	$150,259	$62	$—	$150,353

Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$23,100	$(338)	$—	$22,762

Interest paid during the period	$—	$16,196	$20,658	$—	$36,854

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 29, 2007 follows (in thousands):

		BlueLinx
		Corporation
	BlueLinx	and	LLC
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(27,945)	$(31,114)	$3,896	$27,218	$(27,945)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	16,680	4,244	—	20,924
Amortization of debt issue costs	—	1,806	625	—	2,431
Non-cash vacant property charges	—	11,037	—	—	11,037
Deferred income tax benefit	(73)	(8,621)	(832)	—	(9,526)
Gain from insurance settlement	—	(1,698)	—	—	(1,698)
Share-based compensation	—	3,500	—	—	3,500
Excess tax benefits from share-based compensation arrangements	—	(20)	—	—	(20)
Increase in restricted cash related to the interest swap, insurance, and other	—	(4,770)	—	—	(4,770)
Equity in earnings of subsidiaries	27,218	—	—	(27,218)	—
Changes in assets and liabilities:
Receivables	—	44,367	—	—	44,367
Inventories	—	74,799	—	—	74,799
Accounts payable	—	(31,098)	—	—	(31,098)
Changes in other working capital	226	(8,281)	4,350	(2,506)	(6,211)
Intercompany receivable	293	(611)	—	318	—
Intercompany payable	611	(160)	(2,639)	2,188	—
Other	—	4,085	(33)	—	4,052

Net cash (used in) provided by operating activities	330	69,901	9,611	—	79,842

Cash flows from investing activities:
Investment in subsidiaries	32,376	—	—	(32,376)	—
Property and equipment investments	—	(11,424)	(1,717)	—	(13,141)
Proceeds from disposition of assets	—	4,071	—	—	4,071

Net cash provided by (used in) investing activities	32,376	(7,353)	(1,717)	(32,376)	(9,070)

Cash flows from financing activities:
Net transactions with Parent	—	(24,482)	(7,894)	32,376	—

Proceeds from stock options exercised	496	—	—	—	496
Excess tax benefits from stock-based compensation arrangements	20	—	—	—	20
Decrease in revolving credit facility	—	(53,927)	—	—	(53,927)
Decrease in bank overdrafts	—	(13,089)	—	—	(13,089)
Common dividends paid	(15,591)	—	—	—	(15,591)
Intercompany receivable	(17,632)	—	—	17,632	—
Intercompany payable	—	17,632	—	(17,632)	—
Other	2	—	34	—	36

Net cash (used in) provided by financing activities	(32,705)	(73,866)	(7,860)	32,376	(82,055)

Increase (decrease) in cash	1	(11,318)	34	—	(11,283)
Balance, beginning of period	2	27,017	23	—	27,042

Balance, end of period	$3	$15,699	$57	$—	$15,759

Supplemental cash flow information:
Income taxes paid during the period	$—	$777	$214	$—	$991

Interest paid during the period	$—	$22,658	$17,379	$—	$40,037

The condensed consolidating statement of shareholders’ equity for BlueLinx Holdings Inc. for fiscal 2007, fiscal 2008 and fiscal 2009 follows (in thousands):

		BlueLinx
		Corporation
	BlueLinx	and	LLC
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance, December 30, 2006	$189,399	$350,414	$(162,107)	$(188,307)	$189,399
Net income (loss)	(27,945)	(31,114)	3,896	27,218	(27,945)
Foreign currency translation adjustment, net of tax	1,912	1,912	—	(1,912)	1,912
Unrealized net gain from pension plan, net of tax	5,856	5,856	—	(5,856)	5,856
Unrealized loss from cash flow hedge, net of tax	(2,754)	(2,754)	—	2,754	(2,754)
Unrealized loss from adoption of FIN 48, net of tax	(72)	(72)	—	72	(72)
Proceeds from stock options exercised	496	—	—	—	496
Issuance of restricted stock	2	—	—	—	2
Excess tax benefits from share-based compensation arrangements	20	—	—	—	20
Compensation expense related to share-based grants	3,500	—	—	—	3,500
Common stock dividends	(15,591)	—			(15,591)
Net transactions with the parent	—	(20,982)	(7,894)	28,876	—

Balance, December 29, 2007	$154,823	$303,260	$(166,105)	$(137,155)	$154,823
Net income (loss)	(31,703)	(31,165)	2,431	28,734	(31,703)
Foreign currency translation adjustment, net of tax	(2,598)	(2,598)	—	2,598	(2,598)
Unrealized net loss from pension plan, net of tax	(15,997)	(15,997)	—	15,997	(15,997)
Unrealized loss from cash flow hedge, net of tax	(3,751)	(3,751)	—	3,751	(3,751)
Proceeds from stock options exercised	434	—	—	—	434
Issuance of restricted stock	10	—	—	—	10
Excess tax benefits from share-based compensation arrangements	81	—	—	—	81
Excess tax deficiencies from share-based compensation arrangements	(1,061)	—	—	—	(1,061)
Compensation expense related to share-based grants	2,614	—	—	—	2,614
Net transactions with the parent	—	(23,762)	6,545	17,217	—

Balance, January 3, 2009	$102,852	$225,987	$(157,129)	$(68,858)	$102,852
Net income (loss)	(61,463)	(68,324)	10,409	57,915	(61,463)
Foreign currency translation adjustment, net of tax	1,173	1,173	—	(1,173)	1,173
Unrealized net gain from pension plan, net of tax	941	941	—	(941)	941
Unrealized gain from cash flow hedge, net of tax	6,431	6,431	—	(6,431)	6,431
Issuance of restricted stock	6	—	—	—	6
Repurchase of restricted stock	(2,042)	—	—	—	(2,042)
Compensation expense related to share-based grants	2,922	—	—	—	2,922
Net transactions with the Parent	—	(23,845)	(7,398)	31,243	—

Balance, January 2, 2010	$50,820	$142,363	$(154,118)	$11,755	$50,820

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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended January 2, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12 (a) of the NYSE Listed Company Manual, our Chief Executive Officer filed a certification with the NYSE on June 15, 2009 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Certain information required by this Item is set forth in our definitive proxy statement for the 2010 Annual Meeting of Shareholders of BlueLinx Holdings Inc. to be held on May 20, 2010, and is incorporated herein by reference. Information regarding executive officers is included under Item 1 of this report and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is set forth in our definitive proxy statement for the 2010 Annual Meeting of Shareholders of BlueLinx Holdings Inc. to be held on May 20, 2010, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
The information required by this Item is set forth in our definitive proxy statement for the 2010 Annual Meeting of Shareholders of BlueLinx Holdings Inc. to be held on May 20, 2010, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is set forth in our definitive proxy statement for the 2010 Annual Meeting of Shareholders of BlueLinx Holdings Inc. to be held on May 20, 2010, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is set forth in our definitive proxy statement for the 2010 Annual Meeting of Shareholders of BlueLinx Holdings Inc. to be held on May 20, 2010, and is incorporated herein by reference.
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
(C)

4.3	Investment Letter, dated March 10, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock	(B)

4.4	Investment Letter, dated May 7, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock	(B)
4.5	Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and Charles H. McElrea	(B)

4.6	Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and George R. Judd	(B)

10.1	Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation	(C)

10.2	First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation	(C)

Exhibit
Number	Item
10.3†	Master Purchase, Supply and Distribution Agreement, dated May 7, 2004 by and between BlueLinx Corporation and Georgia-Pacific	(A)

10.4	BlueLinx Holdings Inc. 2004 Long Term Equity Incentive Plan	(C)

10.5	Form of Director and Officer Indemnification Agreement	(A)

10.6	BlueLinx Holdings Inc. Short-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 7, 2006)

10.7	BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.8
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.9
Amended and Restated Master Lease Agreement, dated as of June 9, 2006, by and between ABP AL (Midfield) LLC and the other parties identified as landlords therein and BlueLinx Corporation as tenant (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.10†
Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

10.11
Guaranty of Recourse Obligations, dated as of June 9, 2006, by BlueLinx Holdings Inc. for the benefit of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.12
Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.13†
Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

10.14†
Letter Agreement, dated December 18, 2006, relating to and amending the Master Purchase, Supply and Distribution Agreement between Georgia-Pacific Corporation and BlueLinx Corporation dated May 7, 2004 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 22, 2006)

10.15
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Form of Performance Share Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 4, 2007)

10.16
BlueLinx Holdings Inc. 2004 Long-Term Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)

10.17
Employment Agreement between BlueLinx Corporation and Howard D. Goforth, dated February 11, 2008, effective February 18, 2008 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 15, 2008)

10.18
Employment Agreement between BlueLinx Corporation and George R. Judd, dated October 29, 2008, effective November 1, 2008 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 4, 2008)

Exhibit
Number	Item
10.19
Termination and Modification Agreement by and among BlueLinx Corporation, BlueLinx Services, Inc., and Georgia-Pacific LLC, date April 27, 2009 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission April 29, 2009.

10.20
Settlement Agreement and General Release between Duane Goodwin and BlueLinx Corporation dated March 27, 2009 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 13, 2009)

10.21	Employment Agreement between BlueLinx Corporation and Dean A. Adelman, dated June 4, 2009 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 8, 2009).

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
Date: March 2, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Name	Capacity	Date

/s/ George R. Judd George R. Judd	President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2010

/s/ Howard D. Goforth Howard D. Goforth	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2010

/s/ Scott T. Phillips Scott T. Phillips	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2010

/s/ Howard S. Cohen Howard S. Cohen	Chairman	March 2, 2010

/s/ Richard S. Grant Richard S. Grant	Director	March 2, 2010

/s/ Steven F. Mayer Steven F. Mayer	Director	March 2, 2010

/s/ Richard B. Marchese Richard B. Marchese	Director	March 2, 2010

/s/ Charles H. McElrea Charles H. McElrea	Director	March 2, 2010

/s/ Alan H. Schumacher Alan H. Schumacher	Director	March 2, 2010

/s/ Mark A. Suwyn Mark A. Suwyn	Director	March 2, 2010

/s/ Robert G. Warden Robert G. Warden	Director	March 2, 2010

/s/ M. Richard Warner M. Richard Warner	Director	March 2, 2010