Form 10-Q
period 2010-04-03
BlueLinx Holdings Inc.
filed 2010-05-07
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2010 there were 32,676,562 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended April 3, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Period from	Period from
	January 3, 2010	January 4, 2009
	to	to
	April 3, 2010	April 4, 2009
Net sales	$431,050	$407,111
Cost of sales	378,772	362,835

Gross profit	52,278	44,276

Operating expenses:
Selling, general, and administrative	56,514	57,665
Depreciation and amortization	3,744	5,030

Total operating expenses	60,258	62,695

Operating loss	(7,980)	(18,419)
Non-operating expenses:
Interest expense, net	7,315	8,117
Changes associated with the ineffective interest rate swap	(805)	4,832
Write-off of debt issuance costs	—	1,407
Other expense (income), net	233	(157)

Loss before provision for income taxes	(14,723)	(32,618)
Provision for income taxes	16	28,035

Net loss	$(14,739)	$(60,653)

Basic and diluted weighted average number of common shares outstanding	30,587	31,083

Basic and diluted net loss per share applicable to common stock	$(0.48)	$(1.95)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 3, 2010	January 2, 2010
	(unaudited)
Assets:
Current assets:
Cash	$13,379	$29,457
Receivables, net	183,942	119,347
Inventories, net	198,799	173,185
Other current assets	18,888	44,970

Total current assets	415,008	366,959

Property, plant, and equipment:
Land and land improvements	52,704	52,621
Buildings	96,509	96,145
Machinery and equipment	71,165	69,767
Construction in progress	564	791

Property, plant, and equipment, at cost	220,942	219,324
Accumulated depreciation	(85,008)	(82,141)

Property, plant, and equipment, net	135,934	137,183
Other non-current assets	38,806	42,704

Total assets	$589,748	$546,846

Liabilities:
Current liabilities:
Accounts payable	$85,938	$64,618
Bank overdrafts	37,185	27,232
Accrued compensation	5,181	4,879
Other current liabilities	23,058	22,508

Total current liabilities	151,362	119,237

Non-current liabilities:
Long-term debt	366,334	341,669
Other non-current liabilities	34,785	35,120

Total liabilities	552,481	496,026

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,676,562 and 32,179,253 shares issued at April 3, 2010 and January 2, 2010, respectively;	327	322
Additional paid-in-capital	145,490	145,035
Accumulated other comprehensive loss	(7,649)	(8,375)
Accumulated deficit	(100,901)	(86,162)

Total shareholders’ equity	37,267	50,820

Total liabilities and shareholders’ equity	$589,748	$546,846

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Period from	Period from
	January 3, 2010	January 4, 2009
	to	to
	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net loss	$(14,739)	$(60,653)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,744	5,030
(Adjustment to) amortization of debt issuance costs	(73)	614
Payment from terminating the Georgia Pacific supply agreement	4,706	—
Changes associated with ineffective interest rate swap	(805)	4,832
Write-off of debt issuance costs	—	1,407
Deferred income tax (benefit) provision	(207)	27,230
Share-based compensation expense	1,043	537
Decrease (increase) in restricted cash related to the ineffective interest rate swap, insurance, and other	5,882	(159)
Changes in assets and liabilities:
Receivables	(64,595)	(26,137)
Inventories	(25,614)	11,385
Accounts payable	21,320	21,908
Changes in other working capital	22,879	(3,949)
Other	(134)	(428)

Net cash used in operating activities	(46,593)	(18,383)

Cash flows from investing activities:
Property, plant and equipment investments	(409)	(166)
Proceeds from disposition of assets	149	421

Net cash (used in) provided by investing activities	(260)	255

Cash flows from financing activities:
Repurchase of common stock	(583)	(792)
Increase (decrease) in the revolving credit facility	24,665	(60,000)
Payments on capital lease obligations	(402)	—
Increase (decrease) in bank overdrafts	9,953	(8,531)
Increase in restricted cash related to the mortgage	(2,864)	(2,878)
Other	6	6

Net cash provided by (used in) financing activities	30,775	(72,195)

Decrease in cash	(16,078)	(90,323)
Balance, beginning of period	29,457	150,353

Balance, end of period	$13,379	$60,030

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 3, 2010
1. Basis of Presentation and Background
Basis of Presentation
BlueLinx Holdings Inc. has prepared the accompanying Unaudited Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 2, 2010, as filed with the Securities and Exchange Commission (“SEC”). Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2010 and fiscal year 2009 each contain 52 weeks. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating subsidiary” when necessary.
We believe the accompanying Unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates and such differences could be material. In addition, the operating results for interim periods may not be indicative of the results of operations for a full year. We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors, with the second and third quarters typically accounting for the highest sales volumes. These seasonal factors are common in the building products distribution industry.
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
All revenues are recorded at gross. The key indicators used to determine when and how revenue is recorded are as follows:
•	We are the primary obligor responsible for fulfillment and all other aspects of the customer relationship.
•	Title passes to BlueLinx and we carry all risk of loss related to warehouse and third-party (“reload”) inventory and inventory shipped directly from vendors to our customers.
•	We are responsible for all product returns.
•	We control the selling price for all channels.
•	We select the supplier.
•	We bear all credit risk.

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
Restricted Cash
We had restricted cash of $34.5 million and $37.5 million at April 3, 2010 and January 2, 2010, respectively. Restricted cash primarily includes amounts held in escrow related to our interest rate swap, mortgage, and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.
The table below provides the balances of each individual component in restricted cash as of April 3, 2010 and January 2, 2010 (in thousands):

	April 3,	January 2,
	2010	2010
Cash in escrow:
Mortgage	$22,279	$19,415
Insurance	9,411	9,411
Interest rate swap	90	6,690
Other	2,726	2,008

Total	$34,506	$37,524

During fiscal 2009, we determined it to be appropriate to classify changes in restricted cash required under our mortgage in the financing section of our Consolidated Statements of Cash Flows. In order to conform historical presentation to the current and future presentations, we reclassified $2.9 million from net cash provided by operating activities to net cash used in financing activities for the first quarter of fiscal 2009 in our Consolidated Statements of Cash Flows.
Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will ultimately be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At April 3, 2010 and January 2, 2010, these reserves totaled $8.3 million and $8.4 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.
Inventory Valuation
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At April 3, 2010 and January 2, 2010, the market value of our inventory exceeded its cost. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At April 3, 2010 and January 2, 2010, our damaged, excess and obsolete inventory reserves were $2.6 million. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.
Consignment Inventory
We enter into consignment inventory agreements with our vendors. This vendor consignment inventory relationship allows us to obtain and store vendor inventory at our warehouses and reload facilities; however, ownership and risk of loss remains with the vendor. When the inventory is sold, we are required to the pay the vendor and we simultaneously take and transfer ownership from the vendor to the customer.
Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At April 3, 2010 and January 2, 2010, the vendor rebate receivable totaled $4.5 million and $6.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At April 3, 2010 and January 2, 2010, the customer rebate payable totaled $4.0 million and $5.3 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
Earnings per Common Share
We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain management level employees participate in dividends on the same basis as common shares and are non-forfeitable by the holder. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Given that the restricted shareholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. Therefore, we have not included 1,986,865 and 1,541,803 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for the first quarter of fiscal 2010 and for the first quarter of fiscal 2009, respectively.
Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. During the first quarter of fiscal 2008, we granted up to 834,071 performance shares under our 2006 Long-Term Incentive Plan in which shares are issuable upon satisfaction of certain performance criteria. As of April 3, 2010, we assumed that a total of 246,827 performance shares will eventually vest based on our assumption that certain performance criteria will be met and that certain shares will be forfeited over the vesting term. The 246,827 performance shares we assume will vest were not included in the computation of diluted earnings per share due to the net loss for the period. We will continue to evaluate the effect of the performance conditions on our diluted earnings per share calculation and will change our assumptions when necessary. Our restricted stock units are settled in cash upon vesting and are considered liability awards. Therefore, these restricted stock units are not included in the computation of the basic and diluted earnings per share.

As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. For the first quarter of fiscal 2010 and the first quarter of fiscal 2009, we excluded 3,162,006 and 2,748,826 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive.
Stock-Based Compensation
We have two stock-based compensation plans covering officers, directors and certain employees and consultants: the 2004 Long Term Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options or vesting of restricted stock, out of the total amount of common shares authorized for issuance under the 2004 Plan and the 2006 Plan. During the first quarter of fiscal 2010, the Compensation Committee granted 697,737 restricted shares of our common stock to certain of our officers.
We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations. For the first quarter of fiscal 2010 and for the first quarter of fiscal 2009, our total stock-based compensation expense was $1.2 million and $0.6 million, respectively. We also recognized related income tax benefits of $0 and $0.2 million, respectively.
Income Taxes
Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income. We recognize a valuation allowance, when based on the weight of all available positive and negative evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized. In evaluating our ability to recover our deferred income tax assets, we considered our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income.
Based on the weight of available evidence during the first quarter of fiscal 2009, we recorded a full valuation allowance of $40.2 million against our net deferred tax assets. The establishment of this valuation allowance was partially offset by the tax benefit realized as a result of the first quarter fiscal 2009 pre-tax loss incurred by us and resulted in income tax expense of $28.0 million for the first quarter of fiscal 2009. During the remainder of fiscal 2009 the Company recorded a $21.7 million net current income tax receivable. The current income tax receivable recognized in the fourth quarter of fiscal 2009 resulted in a reduction to the deferred tax asset and the valuation allowance of $12.2 million. The remaining net deferred tax asset of approximately $28 million was further offset by the reversal of temporary difference during fiscal 2009 which resulted in a net deferred tax asset of $27.2 million with a valuation allowance of a corresponding amount as of January 2, 2010. We continued to consider all of the available positive and negative evidence during the first quarter of fiscal 2010 and based on the weight of available evidence, we recorded an additional deferred tax asset and valuation allowance of $5.7 million relating to our current period net operating losses, which resulted in a total net deferred tax asset of $32.9 million with a valuation allowance of a corresponding amount as of April 3, 2010.
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

We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities. We have recorded income tax and related interest liabilities where we believe our position may not be sustained. Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year-ended January 2, 2010. There have been nominal changes to our tax positions during the first quarter of fiscal 2010.
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
Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. We use a historical average of income, with no growth factor assumption, to estimate undiscounted cash flows. Our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. The assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 9.
Although, we are currently experiencing an improvement in operating income, we continue to generate operating losses at some of our distribution facilities due to the ongoing depressed housing market. At the time of our most recent impairment analysis, we had approximately $36 million, out of the $137.2 million in net book value as of January 2, 2010, in fixed assets for which the undiscounted cash flows were less than the carrying values of the assets. The fair value of these assets, primarily real estate, exceeded the carrying value by approximately $30 million. As such, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.
Self-Insurance
It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $1.0 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At April 3, 2010 and January 2, 2010, the self-insurance reserves totaled $9.6 million and $9.2 million, respectively.
3. Restructuring Charges
We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e. the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on current market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first quarter of fiscal 2010 and the first quarter of fiscal 2009, and “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets at April 3, 2010 and January 2, 2010.

We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first quarter of fiscal 2010 and the first quarter of fiscal 2009, and in “Accrued compensation” on the Consolidated Balance Sheets for the at April 3, 2010 and January 2, 2010.
2007 Facility Consolidation and Severance Costs
During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings and reduction in force initiatives which resulted in charges of $17.1 million during the fourth quarter of fiscal 2007. As of April 3, 2010 and January 2, 2010, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.
The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first quarter of fiscal 2010 (in thousands):

Balance at January 2, 2010	$11,755
Payments	(536)
Accretion of discount used to calculate liability	202

Balance at April 3, 2010	$11,421

2008 Facility Consolidation and Severance Costs
During fiscal 2008, our board of directors approved a plan to exit our custom milling operations in California primarily due to the impact of unfavorable market conditions on that business. The closure of the custom milling facilities resulted in facility consolidation charges of $2.0 million and severance and outplacement costs of $1.0 million. In addition, we executed other reduction in force initiatives which resulted in $4.2 million of severance. At April 3, 2010 and January 2, 2010, there was no remaining severance reserve.
The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first quarter of fiscal 2010 (in thousands):

Balance at January 2, 2010	$645
Payments	(293)
Sublease income	70
Other changes	(51)

Balance at April 3, 2010	$371

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

The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accruals for the first quarter of fiscal 2010 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at January 2, 2010	$571	$151	$722
Charges	11	43	54
Payments	(47)	(147)	(194)

Balance at April 3, 2010	$535	$47	$582

4. Comprehensive Loss
The calculation of comprehensive loss is as follows:

	Period from	Period from
	January 3, 2010	January 4, 2009
	to	to
	April 3, 2010	April 4, 2009
Net loss	$(14,739)	$(60,653)
Other comprehensive income:
Foreign currency translation	397	(141)
Unrealized gain from cash flow hedge, net of taxes	329	3,231

Comprehensive loss	$(14,013)	$(57,563)

For the first quarter of fiscal 2010 and the first quarter of fiscal 2009, the income tax expense related to our interest rate swap were $0.2 million and $2.1 million, respectively.
5. Employee Benefits
Defined Benefit Pension Plans
Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We are required to make a $2.5 million contribution to the hourly pension plan in fiscal 2010. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.
Net periodic pension cost for our pension plans included the following:

	Period from	Period from
	January 3, 2010,	January 4, 2009
	to	to
	April 3, 2010	April 4, 2009
	(In thousands)
Service cost	$498	$452
Interest cost on projected benefit obligation	1,186	1,125
Expected return on plan assets	(1,232)	(1,132)
Amortization of unrecognized loss	123	180

Net periodic pension cost	$575	$625

6. Revolving Credit Facility
As of April 3, 2010, we had outstanding borrowings of $80.7 million and excess availability of $186.2 million under the terms of our revolving credit facility. The interest rate on the revolving credit facility was 3.2% at April 3, 2010. The contractual maturity date of the revolving credit facility is May 7, 2011.

Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $80.7 million as long-term debt. As of April 3, 2010 and January 2, 2010, we had outstanding letters of credit totaling $11.3 million and $6.0 million, respectively, primarily for the purposes of securing collateral requirements under the interest rate swap, casualty insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions. Our revolving credit facility contains customary negative covenants and restrictions for asset based loans. The only covenant we deem material is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below $40.0 million. The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our revolving credit facility is less than $40.0 million for three consecutive business days. As of April 3, 2010, we were in compliance with all covenants. We had $186.2 million and $157.1 million of availability as of April 3, 2010 and January 2, 2010, respectively. Our lowest level of availability in the last three years was $157.1 million as of January 2, 2010. We do not anticipate our excess availability will drop below $40.0 million in the foreseeable future.
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
During the first quarter of fiscal 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million. The reduction in the revolving loan threshold limit does not impact our available borrowing capacity under our revolving credit facility as our current eligible accounts receivable and inventory (our “borrowing base”) do not support up to $800 million in borrowings. We do not anticipate our borrowing base will support borrowings in excess of $500 million at any point during the remaining life of the credit facility. This cost-saving initiative allowed us to reduce our interest expense by $0.8 million annually by lowering our unused line fees. As a result of this action, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized associated with the borrowing capacity that was reduced during the first quarter of fiscal 2009.
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

Through January 9, 2009, the hedge was highly effective in offsetting changes in expected cash flows. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge were reflected in earnings. During the first quarter of fiscal 2009, we reduced our borrowings under the revolving credit facility below the interest rate swap’s notional amount of $150.0 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. As a result, changes in the fair value of the instrument were recorded through earnings from the point in time that the revolving credit facility balance was reduced below the interest rate swap’s notional amount of a $150.0 million.
During the first quarter of fiscal 2010 and the first quarter of fiscal 2009, changes associated with our interest rate swap in our Consolidated Statements of Operations included the following (in thousands):

	Period from	Period from
	January 3, 2010	January 4, 2009
	to	to
	April 3, 2010	April 4, 2009
	(In thousands)
Charges associated with reducing our borrowings outstanding	$—	$5,863
Amortization of accumulated other comprehensive loss	530	964
Gain related to fair value changes	(1,335)	(1,995)

Changes associated with our interest rate swap	$(805)	$4,832

The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of April 3, 2010 (in thousands):

Balance at January 2, 2010	$2,675
Amortization of accumulated other comprehensive loss recorded to interest expense	(530)

Balance at April 3, 2010	$2,145

The remaining $2.1 million of accumulated other comprehensive loss will be amortized over the remaining 13 month term of the interest rate swap and recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.
The fair value of our swap liability at April 3, 2010 and January 2, 2010 was $7.6 million and $8.9 million, respectively.
9. Fair Value Measurements
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
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap, we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i) the present value factors used in determining fair value (ii) projected LIBOR, and (iii) the risk of non-performance. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at April 3, 2010 and at January 2, 2010 due to the fact that the risk of counterparty non-performance was nominal. The fair value of the interest rate swap was a liability of $7.6 million and $8.9 million at April 3, 2010 and January 2, 2010, respectively. These balances are included in “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets.

The following table presents a reconciliation of the level 3 interest rate swap liability measured at fair value on a recurring basis as of April 3, 2010 (in thousands):

Fair value at January 2, 2010	$(8,924)
Unrealized gains included in earnings, net	1,335

Fair value at April 3, 2010	$(7,589)

The $1.3 million unrealized gain is included in “Changes associated with ineffective interest rate swap” in the Consolidated Statements of Operations.
Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. Assumptions critical to our fair value in the period were present value factors used in determining fair value and an interest rate. At April 3, 2010, the carrying value and fair value of our mortgage was $285.7 million and $282.7 million, respectively.
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
Collective Bargaining Agreements
As of April 3, 2010, approximately 30% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 1% of our work force will expire within one year.
12. Subsequent Events
We evaluated subsequent events through the time of the filing of our Quarterly Report on Form 10-Q. We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

13. Unaudited Supplemental Consolidating Financial Statements
The consolidating financial information as of April 3, 2010 and January 2, 2010 and for the first quarters of fiscal 2010 and fiscal 2009 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended January 2, 2010, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental consolidated financial statements are sixty-two single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.
The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 3, 2010 to April 3, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$431,050	$7,456	$(7,456)	$431,050
Cost of sales	—	378,772	—	—	378,772

Gross profit	—	52,278	7,456	(7,456)	52,278

Operating expenses:
Selling, general and administrative	1,895	62,030	45	(7,456)	56,514
Depreciation and amortization	—	2,784	960	—	3,744

Total operating expenses	1,895	64,814	1,005	(7,456)	60,258

Operating (loss) income	(1,895)	(12,536)	6,451	—	(7,980)
Non-operating expenses:
Interest expense	—	2,566	4,749	—	7,315
Changes associated with ineffective interest rate swap	—	(805)	—	—	(805)
Other expense (income), net	—	262	(29)	—	233

(Loss) income before (benefit from) provision for income taxes	(1,895)	(14,559)	1,731	—	(14,723)
(Benefit from) provision for income taxes	(688)	29	675	—	16
Equity in loss of subsidiaries	(13,532)	—	—	13,532	—

Net (loss) income	$(14,739)	$(14,588)	$1,056	$13,532	$(14,739)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 4, 2009 to April 4, 2009 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$407,111	$7,522	$(7,522)	$407,111
Cost of sales	—	362,835	—	—	362,835

Gross profit	—	44,276	7,522	(7,522)	44,276

Operating expenses:
Selling, general and administrative	1,614	63,526	47	(7,522)	57,665
Depreciation and amortization	—	4,009	1,021	—	5,030

Total operating expenses	1,614	67,535	1,068	(7,522)	62,695

Operating (loss) income	(1,614)	(23,259)	6,454	—	(18,419)
Non-operating expenses:
Interest expense	—	3,443	4,674	—	8,117
Changes associated with ineffective interest rate swap	—	4,832	—	—	4,832
Write-off of debt issuance costs	—	1,407	—	—	1,407
Other income, net	—	(138)	(19)	—	(157)

(Loss) income before (benefit from) provision for income taxes	(1,614)	(32,803)	1,799	—	(32,618)
(Benefit from) provision for income taxes	(941)	28,274	702	—	28,035
Equity in loss of subsidiaries	(59,980)	—	—	59,980	—

Net (loss) income	$(60,653)	$(61,077)	$1,097	$59,980	$(60,653)

The consolidating balance sheet for BlueLinx Holdings Inc. as of April 3, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$27	$13,055	$297	$—	$13,379
Receivables	—	183,942	—	—	183,942
Inventories	—	198,799	—	—	198,799
Deferred income tax assets	275	(910)	—	635	—
Other current assets	965	16,324	1,599	—	18,888
Intercompany receivable	61,682	6,846	—	(68,528)	—

Total current assets	62,949	418,056	1,896	(67,893)	415,008

Property and equipment:
Land and land improvements	—	3,217	49,487	—	52,704
Buildings	—	7,858	88,651	—	96,509
Machinery and equipment	—	71,165	—	—	71,165
Construction in progress	—	564	—	—	564

Property and equipment, at cost	—	82,804	138,138	—	220,942
Accumulated depreciation	—	(60,936)	(24,072)	—	(85,008)

Property and equipment, net	—	21,868	114,066	—	135,934
Investment in subsidiaries	(22,076)	—	—	22,076	—

Non-current deferred income tax assets	—	5,075	2,227	(7,302)	—

Other non-current assets	—	12,417	26,389	—	38,806

Total assets	$40,873	$457,416	$144,578	$(53,119)	$589,748

Liabilities:
Current liabilities:
Accounts payable	$23	$85,915	$—	$—	85,938
Bank overdrafts	—	37,185	—	—	37,185
Accrued compensation	22	5,159	—	—	5,181

Deferred income tax liabilities	(635)	—	—	635	—

Other current liabilities	—	21,084	1,974	—	23,058

Intercompany payable	4,196	60,994	3,338	(68,528)	—

Total current liabilities	3,606	210,337	5,312	(67,893)	151,362

Non-current liabilities:
Long-term debt	—	80,665	285,669	—	366,334
Non-current deferred income tax liabilities	—	2,524	4,778	(7,302)	—
Other non-current liabilities	—	34,785	—	—	34,785

Total liabilities	3,606	328,311	295,759	(75,195)	552,481

Shareholders’ Equity/Parent’s Investment	37,267	129,105	(151,181)	22,076	37,267

Total liabilities and equity	$40,873	$457,416	$144,578	$(53,119)	$589,748

The consolidating balance sheet for BlueLinx Holdings Inc. as of January 2, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$32	$29,129	$296	$—	$29,457
Receivables	—	119,347	—	—	119,347
Inventories	—	173,185	—	—	173,185
Deferred income tax assets	275	(910)	—	635	—
Other current assets	925	42,172	1,873	—	44,970
Intercompany receivable	63,905	5,793	—	(69,698)	—

Total current assets	65,137	368,716	2,169	(69,063)	366,959

Property and equipment:
Land and land improvements	—	3,134	49,487	—	52,621
Buildings	—	7,494	88,651	—	96,145
Machinery and equipment	—	69,767	—	—	69,767
Construction in progress	—	791	—	—	791

Property and equipment, at cost	—	81,186	138,138	—	219,324
Accumulated depreciation	—	(59,030)	(23,111)	—	(82,141)

Property and equipment, net	—	22,156	115,027	—	137,183
Investment in subsidiaries	(11,755)	—	—	11,755	—

Non-current deferred income tax assets	—	5,075	2,227	(7,302)	—
Other non-current assets	—	19,016	23,688	—	42,704

Total assets	$53,382	$414,963	$143,111	$(64,610)	$546,846

Liabilities:
Current liabilities:
Accounts payable	$38	$64,580	$—	$—	64,618
Bank overdrafts	—	27,232	—	—	27,232
Accrued compensation	16	4,863	—	—	4,879

Deferred income tax liabilities	(635)	—	—	635	—

Other current liabilities	—	20,637	1,871	—	22,508
Intercompany payable	3,143	61,644	4,911	(69,698)	—

Total current liabilities	2,562	178,956	6,782	(69,063)	119,237

Non-current liabilities:
Long-term debt	—	56,000	285,669	—	341,669
Non-current deferred income tax liabilities	—	2,524	4,778	(7,302)	—
Other non-current liabilities	—	35,120	—	—	35,120

Total liabilities	2,562	272,600	297,229	(76,365)	496,026

Shareholders’ Equity/Parent’s Investment	50,820	142,363	(154,118)	11,755	50,820

Total liabilities and equity	$53,382	$414,963	$143,111	$(64,610)	$546,846

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 3, 2010 to April 3, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(14,739)	$(14,588)	$1,056	$13,532	$(14,739)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	2,783	961	—	3,744
(Adjustment to) amortization of debt issuance costs	—	(236)	163	—	(73)
Payments from terminating the Georgia-Pacific supply agreement	—	4,706	—	—	4,706
Changes associated with the ineffective interest rate swap	—	(805)	—	—	(805)
Deferred income tax benefit	—	(207)	—	—	(207)
Share-based compensation expense	447	596	—	—	1,043
Decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	—	5,882	—	—	5,882
Equity in earnings of subsidiaries	13,532	—	—	(13,532)	—
Changes in assets and liabilities:
Receivables	—	(64,595)	—	—	(64,595)
Inventories	—	(25,614)	—	—	(25,614)
Accounts payable	(15)	21,335	—	—	21,320
Changes in other working capital	(34)	22,536	377	—	22,879
Intercompany receivable	1,573	(1,053)	—	(520)	—
Intercompany payable	1,053	—	(1,573)	520	—
Other	—	(134)	—	—	(134)

Net cash provided by (used in) operating activities	1,817	(49,394)	984	—	(46,593)

Cash flows from investing activities:
Investment in subsidiaries	(1,895)	—	—	1,895	—
Property, plant and equipment investments	—	(409)	—	—	(409)
Proceeds from disposition of assets	—	149	—	—	149

Net cash (used in) provided by investing activities	(1,895)	(260)	—	1,895	(260)

Cash flows from financing activities:
Net transactions with Parent	—	14	1,881	(1,895)	—
Repurchase of common stock	(583)	—	—	—	(583)
Increase in revolving credit facility	—	24,665	—	—	24,665
Payments on capital lease obligations	—	(402)			(402)
Increase in bank overdrafts	—	9,953	—	—	9,953
Increase in restricted cash related to the mortgage	—	—	(2,864)	—	(2,864)
Intercompany receivable	650	—	—	(650)	—
Intercompany payable	—	(650)	—	650	—
Other	6	—	—	—	6

Net cash (used in) provided by financing activities	73	33,580	(983)	(1,895)	30,775

Increase (decrease) in cash	(5)	(16,074)	1	—	(16,078)
Balance, beginning of period	32	29,129	296	—	29,457

Balance, end of period	$27	$13,055	$297	$—	$13,379

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 4, 2009 to April 4, 2009 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(60,653)	$(61,077)	$1,097	$59,980	$(60,653)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	4,009	1,021	—	5,030
Amortization of debt issuance costs	—	451	163	—	614
Changes associated with ineffective interest rate swap	—	4,832	—	—	4,832
Write-off of debt issue costs	—	1,407	—	—	1,407
Deferred income provision (benefit)	(13)	27,391	(148)	—	27,230
Share-based compensation expense	445	92	—	—	537
Increase in restricted cash related to the ineffective interest rate swap, insurance, and other	—	(159)	—	—	(159)
Equity in earnings of subsidiaries	59,980	—	—	(59,980)	—
Changes in assets and liabilities:
Receivables	—	(26,137)	—	—	(26,137)
Inventories	—	11,385	—	—	11,385
Accounts payable	21	21,887	—	—	21,908
Changes in other working capital	(849)	(2,982)	(118)	—	(3,949)
Intercompany receivable	281	(1,879)	—	1,598	—
Intercompany payable	1,879	—	(281)	(1,598)	—
Other	—	(428)	—	—	(428)

Net cash (used in) provided by operating activities	1,091	(21,208)	1,734	—	(18,383)

Cash flows from investing activities:
Investment in subsidiaries	23,737	—	—	(23,737)	—
Property, plant and equipment investments	—	(166)	—	—	(166)
Proceeds from disposition of assets	—	421	—	—	421

Net cash provided by (used in) investing activities	23,737	255	—	(23,737)	255

Cash flows from financing activities:
Net transactions with Parent	—	(24,996)	1,259	23,737	—
Repurchase of common stock	(792)	—	—	—	(792)
Net decrease in revolving credit facility	—	(60,000)	—	—	(60,000)
Decrease in bank overdrafts	—	(8,531)	—	—	(8,531)
Increase in restricted cash related to the mortgage	—	—	(2,878)	—	(2,878)
Intercompany receivable	(23,975)	—	—	23,975	—
Intercompany payable	—	23,975	—	(23,975)	—
Other	6	—	—	—	6

Net cash (used in) provided by financing activities	(24,761)	(69,552)	(1,619)	23,737	(72,195)

Increase (decrease) in cash	67	(90,505)	115	—	(90,323)
Balance, beginning of period	32	150,259	62	—	150,353

Balance, end of period	$99	$59,754	$177	$—	$60,030

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended January 2, 2010 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended January 2, 2010 as filed with the SEC and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:
•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

•	inventory levels of new and existing homes for sale;

•	general economic and business conditions in the United States;

•	the financial condition and credit worthiness of our customers;

•	the activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	immigration patterns and job and household formation;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities;

•	variations in the performance of the financial markets, including the credit markets; and

•	the other factors described herein under “Factors Affecting Future Results” in our Annual Report on Form 10-K for the year ended January 2, 2010 as filed with the SEC.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Overview
Background
We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of more than 70 warehouses and third-party operated warehouses which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 47% of our first quarter of fiscal 2010 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 53% of our first quarter of fiscal 2010 gross sales.
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
The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the first quarter of fiscal 2010, the first quarter of fiscal 2009, fiscal 2009 and fiscal 2008.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2010	Q1 2009	2009	2008
		(Dollars in millions)
		(Unaudited)
Sales by Category
Structural Products	$204	$182	$738	$1,422
Specialty Products	233	234	948	1,412
Other(1)	(6)	(9)	(40)	(54)

Total Sales	$431	$407	$1,646	$2,780

Sales Variances
Unit Volume $ Change	$6	$(302)	$(1,036)	$(1,161)
Price/Other(1)	18	(8)	(98)	107

Total $ Change	$24	$(310)	$(1,134)	$(1,054)

Unit Volume % Change	1.4%	(41.6)%	(36.6)%	(29.7)%
Price/Other(1)	4.5%	(1.6)%	(4.2)%	2.2%

Total % Change	5.9%	(43.2)%	(40.8)%	(27.5)%

(1)	“Other’ includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the first quarter of fiscal 2010, the first quarter of fiscal 2009, fiscal 2009 and fiscal 2008.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2010	Q1 2009	2009	2008
		(Dollars in millions)
		(Unaudited)
Gross Margin $’s by Category
Structural Products	$22	$17	$73	$134
Specialty Products	33	31	132	200
Other(1)	(3)	(4)	(12)	(19)

Total Gross Margin $’s	$52	$44	$193	$315

Gross Margin %’s by Category
Structural Products	10.8%	9.3%	9.9%	9.4%
Specialty Products	14.2%	13.2%	13.9%	14.2%
Total Gross Margin %’s	12.1%	10.9%	11.7%	11.3%

Unit Volume Change by Product
Structural Products	0.3%	(46.4)%	(40.3)%	(34.6)%
Specialty Products	2.2%	(36.7)%	(32.8)%	(24.0)%
Total Unit Volume Change %’s	1.4%	(41.6)%	(36.6)%	(29.7)%

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the first quarter of fiscal 2010, the first quarter of fiscal 2009, fiscal 2009 and fiscal 2008.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2010	Q1 2009	2009	2008
		(Dollars in millions)
		(Unaudited)
Sales by Channel
Warehouse/Reload	$335	$295	$1,251	$2,044
Direct	102	121	435	790
Other(1)	(6)	(9)	(40)	(54)

Total	$431	$407	$1,646	$2,780

Gross Margin by Channel
Warehouse/Reload	$50	$40	$177	$284
Direct	5	8	28	50
Other(1)	(3)	(4)	(12)	(19)

Total	$52	$44	$193	$315

Gross Margin % by Channel
Warehouse/Reload	14.9%	13.6%	14.1%	13.9%
Direct	4.9%	6.6%	6.4%	6.3%
Total	12.1%	10.9%	11.7%	11.3%

(1)	“Other” includes unallocated allowances and discounts.

Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2010 and fiscal year 2009 each contain 52 weeks.
Results of Operations
First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009
The following table sets forth our results of operations for the first quarter of fiscal 2010 and first quarter of fiscal 2009.

		% of		% of
	First Quarter of	Net	First Quarter of	Net
	Fiscal 2010	Sales	Fiscal 2009	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$431,050	100.0%	$407,111	100.0%
Gross profit	52,278	12.1%	44,276	10.9%
Selling, general & administrative	56,514	13.1%	57,665	14.2%
Depreciation and amortization	3,744	0.9%	5,030	1.2%

Operating loss	(7,980)	(1.9)%	(18,419)	(4.5)%
Interest expense, net	7,315	1.7%	8,117	2.0%
Changes associated with ineffective interest rate swap	(805)	(0.2)%	4,832	1.2%
Write-off of debt issuance costs	—	0.0%	1,407	0.3%
Other expense (income), net	233	0.1%	(157)	0.0%

Loss before provision for income taxes	(14,723)	(3.4)%	(32,618)	(8.0)%
Provision for income taxes	16	0.0%	28,035	6.9%

Net loss	$(14,739)	(3.4)%	$(60,653)	(14.9)%

Net sales. For the first quarter of fiscal 2010, net sales increased by 5.9%, or $23.9 million, to $431.1 million. Sales during the quarter were positively impacted by increases in structural product prices and a slight improvement in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) decreased by $1.0 million, or less than 1.0%, compared to the first quarter of fiscal 2009, primarily due to a 2.2% decrease in specialty products prices largely offset by a 2.2% increase in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, increased by $21.2 million, or 11.6% from a year ago, as a result of an increase in structural product prices of 11.3% and an increase in unit volume of 0.3%.
Gross profit. Gross profit for the first quarter of fiscal 2010 was $52.3 million, or 12.1% of sales, compared to $44.3 million, or 10.9% of sales, in the prior year period. The increase in gross profit dollars compared to the first quarter of fiscal 2009 was driven primarily by increases in structural product prices of 11.3%. In addition, specialty and structural product volumes increased by 2.2% and 0.3%, respectively, due to a slight improvement in the housing market. Gross margin percentage increased by 120 basis points to 12.1% primarily due to a shift in our channel mix and increases in structural product prices.
Selling, general, and administrative. Selling, general and administrative expenses for the first quarter of fiscal 2010 were $56.5 million, or 13.1% of net sales, compared to $57.7 million, or 14.2% of net sales, during the first quarter of fiscal 2009. The $1.2 million decline in selling, general, and administrative expenses included a $1.8 million decrease in bad debt expense due to the continued improvement in our receivables aging. This decrease was partially offset by an increase in commissions of $0.6 million primarily due to an increase in gross margin dollars.

Depreciation and amortization. Depreciation and amortization expense totaled $3.7 million for the first quarter of fiscal 2010, compared to $5.0 million for the first quarter of fiscal 2009. The $1.3 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2009 coupled with capital expenditures not keeping pace with our historical depreciation of property and equipment.
Operating loss. Operating loss for the first quarter of fiscal 2010 was $8.0 million, or 1.9% of sales, compared to an operating loss of $18.4 million, or 4.5% of sales, in the first quarter of fiscal 2009, reflecting an increase in gross profit dollars of $8.0 million and a decrease in operating expenses of $2.4 million.
Interest expense, net. Interest expense totaled $7.3 million for the first quarter of fiscal 2010 compared to $8.1 million for the first quarter of fiscal 2009. The $0.8 million decline is largely due to a decrease in amortization of debt issuance costs. Interest expense related to our revolving credit facility and mortgage was $2.8 million and $4.6 million, respectively, during this period. During the first quarter of fiscal 2009, interest expense related to our revolving credit facility and mortgage was $2.9 million and $4.6 million, respectively. In addition, interest expense included $(0.1) million and $0.6 million of debt issue cost amortization for the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively.
Changes associated with ineffective interest rate swap. Changes associated with the ineffective interest rate swap totaled $(0.8) million in the first quarter of fiscal 2010 compared to $4.8 million for the first quarter of fiscal 2009. The $5.6 million decrease is primarily due to a $5.9 million charge recognized in the prior year period related to the reduction in our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount. In addition, amortization of accumulated other comprehensive loss decreased by $0.4 million. These decreases were offset by a $0.7 million decrease in the gain associated with the change in the swap’s fair value.
Write-off debt issuance costs. During the first quarter of fiscal 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million. As a result of this action, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized associated with the portion of the revolver that we reduced.
Provision for income taxes. The effective tax rate was (0.01)% and (85.9)% for the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively. The change in the effective rate is primarily due to recognizing a full valuation allowance of $40.2 million in the first quarter of fiscal 2009 partially offset by a $12.2 million tax benefit related to the pre-tax loss in the first quarter of fiscal 2009. The 2010 effective tax rate is due to a full valuation allowance recorded against our first quarter 2010 benefit.
Net loss. Net loss for the first quarter of fiscal 2010 was $14.7 million compared to net loss of $60.7 million for the first quarter of fiscal 2009 as a result of the factors discussed above.
On a per-share basis, basic and diluted loss applicable to common stockholders for the first quarter of fiscal 2010 and for the first quarter of fiscal 2009 were $0.48 and $1.95, respectively.
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
Since 2008, the credit markets have experienced adverse conditions, which may adversely affect our lenders ability to fulfill their commitment under our revolving credit facility. Based on information available to us as of the filing date of this Form 10-Q, we have no indications that the financial institutions included in our revolving credit facility would be unable to fulfill their commitments.
We may elect to selectively pursue acquisitions. Accordingly, depending on the nature of the acquisition or currency, we may use cash or stock, or a combination of both, as acquisition currency. Our cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with any acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, our liquidity position may be adversely impacted. In addition, there can be no assurance that we will be successful in completing acquisitions in the future. For a discussion of the risks associated with acquisitions, see the risk factor “Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows” set forth under Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended January 2, 2010 as filed with the SEC.
The following tables indicate our working capital and cash flows for the periods indicated.

	April 3, 2010	January 2, 2010
	(Dollars in thousands)
	(Unaudited)
Working capital	$263,646	$247,722

	Period from	Period from
	January 3,	January 4,
	2010 to	2009 to
	April 3, 2010	April 4, 2009
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(46,593)	$(18,383)
Cash flows (used in) provided by investing activities	(260)	255
Cash flows provided by (used in) financing activities	$30,775	$(72,195)
Working Capital
Working capital increased by $15.9 million to $263.6 million at April 3, 2010 from $247.7 million at January 2, 2010. The increase in working capital was primarily attributable to increases in receivables and inventory partially offset by an increase in accounts payable, an increase in overdrafts, and a decrease in other current assets. We increased inventory levels to meet existing demand, and the increase in accounts receivable is due to a slight improvement in the housing market related to sales volume. Our accounts payable and overdrafts also increased as we purchased more products to meeting existing demand. In addition, we collected a federal tax refund and other current receivables.
Operating Activities
During the first quarter of fiscal 2010, cash flows used in operating activities totaled $46.6 million. The primary drivers of cash flow used in operations were increases in accounts receivable of $64.6 million due to a slight increase in sales volume coupled with seasonal payment patterns and an increase in inventories of $25.6 million due to an increase in prices for certain structural products and an increase in purchases to meet current demand. These cash outflows were offset by an increase in accounts payable of $21.3 million due to an increase in purchase volume associated with increased demand and the seasonality of our business. In addition, other working capital decreased by $22.9 million largely due to a federal tax refund of $20.0 million.

During the first quarter of fiscal 2009, cash flows used in operating activities totaled $18.4 million. The primary drivers of cash flow used in operations was a net loss, as adjusted for non-cash charges, of $21.0 million, and a $26.1 million increase in accounts receivable due to an increase in average payment terms primarily related to an increase in our warehouse sales coupled with seasonal payment patterns. These cash outflows were offset by an increase in cash flow from operations related to reductions in inventory of $11.4 million due to our initiative to reduce inventory levels to meet anticipated market demand and an increase in accounts payable of $21.9 million due to the seasonality of our business.
Investing Activities
During the first quarter of fiscal 2010 and fiscal 2009, cash flows (used in) provided by investing activities totaled $(0.3) million and $0.3 million, respectively.
During the first quarter of fiscal 2010 and fiscal 2009, our expenditures for property and equipment were $0.4 million and $0.2 million, respectively. These expenditures were used primarily to purchase computer equipment and leasehold improvements. Our capital expenditures for fiscal 2010 are anticipated to be paid from operating cash.
Proceeds from the disposition of property totaled $0.1 million and $0.4 million for the first quarter of fiscal 2010 and fiscal 2009, respectively.
Financing Activities
Net cash provided by (used in) financing activities was $30.8 million and $(72.2) million during the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively. The net cash provided by financing activities primarily reflected an increase in the balance of our revolving credit facility of $24.7 million and an increase in bank overdrafts of $10.0 million partially offset by an increase in restricted cash related to our mortgage of $2.9 million. The net cash used in financing activities in the first quarter of fiscal 2009 primarily reflected a decrease in our revolving credit facility balance of $60.0 million and a decrease in bank overdrafts of $8.5 million partially offset by an increase in restricted cash related to our mortgage of $2.9 million.
Debt and Credit Sources
As of April 3, 2010, we had outstanding borrowings of $80.7 million and excess availability of $186.2 million under the terms of our revolving credit facility. We classify the lowest projected balance of the credit facility over the next twelve months of $80.7 million as long-term debt. As of April 3, 2010 and January 2, 2010, we had outstanding letters of credit totaling $11.3 million and $6.0 million, respectively, for the purposes of securing collateral requirements under our interest rate swap, insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions. Our revolving credit facility contains customary negative covenants and restrictions for asset based loans. The only covenant we deem material is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below $40.0 million. The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined in our credit agreement as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our revolving credit facility is less than $40.0 million for three consecutive business days. We had $186.2 million and $157.1 million of availability as of April 3, 2010 and January 2, 2010, respectively. Our lowest level of availability in the last three years is $157.1 million as of January 2, 2010. We do not anticipate our excess availability will drop below $40.0 million in the foreseeable future.
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
Effective March 30, 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million. This reduction does not impact our available borrowing capacity under our revolving credit facility as our current eligible accounts receivable and inventory (our “borrowing base”) do not support up to $800.0 million in borrowings. We do not anticipate our borrowing base will support borrowings in excess of $500.0 million at any point during the remaining life of the credit facility. This cost-saving initiative allows us to reduce our interest expense by $0.8 million annually by lowering our unused line fees. As a result of this action, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized.

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
Through January 9, 2009, the hedge was highly effective in offsetting changes in expected cash flows. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge were reflected in earnings. During the first quarter of fiscal 2009, we reduced our borrowings under the revolving credit facility below the interest rate swap’s notional amount of $150.0 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. As a result, changes in the fair value of the instrument were recorded through earnings from the point in time that the revolving credit facility balance was reduced below the interest rate swap’s notional amount of a $150.0 million.
During the first quarter of fiscal 2010 and 2009, changes associated with our interest rate swap in our Consolidated Statements of Operations included the following (in thousands):

	Period from	Period from
	January 3, 2010	January 4, 2009
	to	to
	April 3, 2010	April 4, 2009
	(In thousands)
Charges associated with reducing our borrowings outstanding	$—	$5,863
Amortization of accumulated other comprehensive loss	530	964
Gain related to fair value changes	(1,335)	(1,995)

Changes associated with our interest rate swap	$(805)	$4,832

The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of April 3, 2010 (in thousands):

Balance at January 2, 2010	$2,675
Amortization of accumulated other comprehensive loss recorded to interest expense	(530)

Balance at April 3, 2010	$2,145

The remaining $2.1 million of accumulated other comprehensive loss will be amortized over the remaining 13 month term of the interest rate swap and recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.
The fair value of our swap liability at April 3, 2010 and January 2, 2010 was $7.6 million and $8.9 million, respectively.
Contractual Obligations
There have been no material changes to our contractual obligations from those disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010
Critical Accounting Policies
The preparation of our consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. There have been no material changes to our accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the first quarter of fiscal 2010, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010 as filed with the SEC.
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
The table below sets forth repurchases made pursuant to the program for the periods indicated during the first quarter of fiscal 2010.

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total	Average	as Part of Publicly	Shares that May
	Number of	Price Paid	Announced	Yet Be Purchased
Period	Shares	Per Share	Program	Under the Program
January 3 – February 2	116,543	$2.94	888,591	$7,618,312
February 3 – March 3	82,785	$2.98	971,376	$7,371,613
March 4 – April 3	—	—	971,376	$7,371,613

Total	199,328	$2.95	971,376	$7,371,613

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)
Date: May 7, 2010	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer and Treasurer (Principal Financial Officer)

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