Form 10-Q
period 2010-07-03
BlueLinx Holdings Inc.
filed 2010-08-06
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of August 6, 2010 there were 32,701,062 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended July 3, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Second Quarter
	Period from	Period from
	April 4, 2010	April 5, 2009
	to	to
	July 3, 2010	July 4, 2009
Net sales	$540,781	$423,526
Cost of sales	476,662	375,226

Gross profit	64,119	48,300

Operating expenses:
Selling, general, and administrative	57,089	50,852
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,351)
Depreciation and amortization	3,434	4,241

Total operating expenses	60,523	37,742

Operating income	3,596	10,558
Non-operating expenses:
Interest expense	8,205	8,506
Changes associated with the ineffective interest rate swap	(1,256)	1,078
Other expense, net	18	315

(Loss) income before provision for income taxes	(3,371)	659
Provision for income taxes	36	31

Net (loss) income	$(3,407)	$628

Basic weighted average number of common shares outstanding	30,699	32,566

Basic net (loss) income per share applicable to common stock	$(0.11)	$0.02

Diluted weighted average number of common shares outstanding	30,699	32,664

Diluted net (loss) income per share applicable to common stock	$(0.11)	$0.02

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	Period from	Period from
	January 3, 2010	January 4, 2009
	to	to
	July 3, 2010	July 4, 2009
Net sales	$971,831	$830,637
Cost of sales	855,434	738,061

Gross profit	116,397	92,576

Operating expenses:
Selling, general, and administrative	113,603	108,517
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,351)
Depreciation and amortization	7,178	9,271

Total operating expenses	120,781	100,437

Operating loss	(4,384)	(7,861)
Non-operating expenses:
Interest expense	15,520	16,623
Changes associated with the ineffective interest rate swap	(2,061)	5,910
Write-off of debt issuance costs	—	1,407
Other expense, net	251	158

Loss before provision for income taxes	(18,094)	(31,959)
Provision for income taxes	52	28,066

Net loss	$(18,146)	$(60,025)

Basic and diluted weighted average number of common shares outstanding	30,643	31,054

Basic and diluted net loss per share applicable to common stock	$(0.59)	$(1.93)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 3, 2010	January 2, 2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$18,821	$29,457
Receivables, net	201,569	119,347
Inventories, net	226,158	173,185
Other current assets	22,442	44,970

Total current assets	468,990	366,959

Property, plant, and equipment:
Land and land improvements	52,515	52,621
Buildings	96,056	96,145
Machinery and equipment	71,357	69,767
Construction in progress	1,137	791

Property, plant, and equipment, at cost	221,065	219,324
Accumulated depreciation	(88,175)	(82,141)

Property, plant, and equipment, net	132,890	137,183
Other non-current assets	42,167	42,704

Total assets	$644,047	$546,846

Liabilities:
Current liabilities:
Accounts payable	$103,478	$64,618
Bank overdrafts	37,112	27,232
Accrued compensation	6,228	4,879
Current maturities of long-term debt	37,023	—
Other current liabilities	19,625	22,508

Total current liabilities	203,466	119,237

Non-current liabilities:
Long-term debt	373,333	341,669
Other non-current liabilities	32,880	35,120

Total liabilities	609,679	496,026

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,701,062 and 32,179,253 shares issued at July 3, 2010 and January 2, 2010, respectively	327	322
Additional paid-in capital	146,416	145,035
Accumulated other comprehensive loss	(8,067)	(8,375)
Accumulated deficit	(104,308)	(86,162)

Total shareholders’ equity	34,368	50,820

Total liabilities and shareholders’ equity	$644,047	$546,846

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	Period from	Period from
	January 3, 2010	January 4, 2009
	to	to
	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net loss	$(18,146)	$(60,025)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,178	9,271
Amortization of debt issue costs	379	1,229
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,351)
Payment from terminating the Georgia-Pacific supply agreement	4,706	4,706
Gain from sale of properties	—	(4,237)
Prepayment fees associated with sale of facility	—	616
Changes associated with the ineffective interest rate swap	(2,061)	5,910
Write-off of debt issue costs	—	1,407
Deferred income tax (benefit) provision	(414)	27,228
Share-based compensation expense	1,969	1,431
Decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	5,607	2,189
Changes in assets and liabilities:
Receivables	(82,222)	(30,132)
Inventories	(52,973)	26,903
Accounts payable	38,860	26,631
Changes in other working capital	18,538	(3,629)
Other	(2,295)	691

Net cash used in operating activities	(80,874)	(7,162)

Cash flows from investing activities:
Property, plant and equipment investments	(1,263)	(688)
Proceeds from disposition of assets	656	6,995

Net cash (used in) provided by investing activities	(607)	6,307

Cash flows from financing activities:
Repurchase of common stock	(583)	(1,624)
Increase (decrease) in revolving credit facility	68,687	(75,000)
Payment on capital lease obligations	(473)	—
Payment of principal on mortgage	—	(3,201)
Prepayment fees associated with sale of facility	—	(616)
Increase (decrease) in bank overdrafts	9,880	(10,328)
Increase in restricted cash related to the mortgage	(6,581)	(5,677)
Debt financing costs	(91)	—
Other	6	(41)

Net cash provided by (used in) financing activities	70,845	(96,487)

Decrease in cash	(10,636)	(97,342)
Balance, beginning of period	29,457	150,353

Balance, end of period	$18,821	$53,011

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 3, 2010
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
We are a leading distributor of building products in North America with approximately 2,000 employees. We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of more than 60 distribution centers.
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
All revenues recognized are net of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts, returns, and trade allowances have been insignificant for each of the reported periods.
Cash and Cash Equivalents
Cash and cash equivalents include all highly-liquid investments with maturity dates of less than three months when purchased.
Restricted Cash
We had restricted cash of $38.5 million and $37.5 million at July 3, 2010 and January 2, 2010, respectively. Restricted cash primarily includes amounts held in escrow related to our interest rate swap, mortgage, and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.
The table below provides the balances of each individual component in restricted cash as of July 3, 2010 and January 2, 2010 (in thousands):

	July 3,	January 2,
	2010	2010
Cash in escrow:
Mortgage	$25,996	$19,415
Insurance	9,422	9,411
Interest rate swap	—	6,690
Other	3,080	2,008

Total	$38,498	$37,524

During fiscal 2009, we determined it to be appropriate to classify changes in restricted cash required under our mortgage in the financing section of our Consolidated Statements of Cash Flows. In order to conform historical presentation to the current and future presentations, we reclassified $5.7 million from net cash provided by operating activities to net cash used in financing activities for the first six months of fiscal 2009 in our Consolidated Statements of Cash Flows.
Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will ultimately be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At July 3, 2010 and January 2, 2010, these reserves totaled $7.5 million and $8.4 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.
Inventory Valuation
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At July 3, 2010, the lower of cost or market reserve was $0.7 million. At January 2, 2010, the market value of our inventory exceeded its cost. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At July 3, 2010 and January 2, 2010, our damaged, excess and obsolete inventory reserves were $2.1 million and $2.6 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.
Consignment Inventory
We enter into consignment inventory agreements with certain of our vendors. This vendor consignment inventory relationship allows us to obtain and store vendor inventory at our warehouses and reload facilities; however, ownership and risk of loss remains with the vendor. When the inventory is sold, we are required to pay the vendor and we simultaneously take and transfer ownership from the vendor to the customer.
Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At July 3, 2010 and January 2, 2010, the vendor rebate receivable totaled $6.7 million and $6.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At July 3, 2010 and January 2, 2010, the customer rebate payable totaled $6.1 million and $5.3 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
Earnings per Common Share
We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain management level employees participate in dividends on the same basis as common shares and are non-forfeitable by the holder. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Given that the restricted shareholders do not have a contractual obligation to participate in any losses we incur and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. Therefore, we have not included 2,011,365 and 1,541,803 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for the first six months of fiscal 2010 and for the first six months of fiscal 2009, respectively.
Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. During the first quarter of fiscal 2008, we granted 834,071 performance shares under our 2006 Long-Term Incentive Plan in which shares are issuable upon satisfaction of certain performance criteria. As of July 3, 2010, we assumed that a total of 238,627 performance shares will eventually vest based on our assumption that certain performance criteria will be met and that certain shares will be forfeited over the vesting term. The 238,627 performance shares we assume will vest were not included in the computation of diluted earnings per share due to the net loss for the periods. We will continue to evaluate the effect of the performance conditions on our diluted earnings per share calculation and will change our assumptions when necessary. Our restricted stock units are settled in cash upon vesting and are considered liability awards. Therefore, these restricted stock units are not included in the computation of the basic and diluted earnings per share.

For the second quarter of fiscal 2010 and for the first six months of fiscal 2010, we excluded 3,178,307 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive. For the second quarter of fiscal 2009 and for the first six months of fiscal 2009, we excluded 928,315 and 2,703,424 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive.
Stock-Based Compensation
We have two stock-based compensation plans covering officers, directors and certain employees and consultants: the 2004 Long Term Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options or vesting of restricted stock, out of the total amount of common shares authorized for issuance under the 2004 Plan and the 2006 Plan. During the first six months of fiscal 2010, the Compensation Committee granted 747,737 restricted shares of our common stock to certain of our officers.
We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations. For the second quarter of fiscal 2010 and for the first six months of fiscal 2010, our total stock-based compensation expense was $0.7 million and $1.9 million, respectively. For the second quarter of fiscal 2009 and for the first six months of fiscal 2009, our total stock-based compensation expense was $0.9 million and $1.5 million, respectively. We did not recognize related income tax benefits during these periods.
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
Based on the weight of available evidence during the first quarter of fiscal 2009, we recorded a full valuation allowance of $40.2 million against our net deferred tax assets. The establishment of this valuation allowance was partially offset by the tax benefit realized as a result of the first quarter fiscal 2009 pre-tax loss incurred by us and resulted in income tax expense of $28.0 million for the first quarter of fiscal 2009. During the remainder of fiscal 2009, we recorded a $21.7 million net current income tax receivable. The current income tax receivable recognized in the fourth quarter of fiscal 2009 resulted in a reduction to the deferred tax asset and the valuation allowance of $12.2 million. The remaining net deferred tax asset of approximately $28 million was further offset by the reversal of temporary differences during fiscal 2009 which resulted in a net deferred tax asset of $27.2 million with a valuation allowance of a corresponding amount as of January 2, 2010. We continued to consider all of the available positive and negative evidence during the first six months of fiscal 2010 and based on the weight of available evidence, we recorded an additional deferred tax asset and valuation allowance of $7.0 million relating to our current period net operating losses, which resulted in a total net deferred tax asset of $34.2 million with a valuation allowance of a corresponding amount as of July 3, 2010.
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

We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities. We have recorded income tax and related interest liabilities where we believe our position may not be sustained. Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year-ended January 2, 2010. There have been nominal changes to our tax positions during the first six months of fiscal 2010.
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
We perform an annual evaluation of our long-lived assets in the fourth quarter of each year. This evaluation is performed at the lowest level of identifiable cash flows, which is generally the individual distribution facility. In the event of indicators of impairment, the assets of the distribution facility are evaluated by comparing the facility’s undiscounted cash flows over the estimated useful life of the asset, which ranges between 5-20 years, to its carrying value. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and the estimated fair market value. Impairment losses are recorded as a component of “Selling, general and administrative” expenses in the Consolidated Statements of Operations.
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
Although, we are currently experiencing an improvement in operating income, we continue to generate operating losses at some of our distribution facilities due to the ongoing depressed housing market. At the time of our fourth quarter 2009 impairment analysis, we had $36 million, out of approximately $137 million in net book value of fixed assets for which the undiscounted cash flows were less than the carrying values of these assets. However, the fair value of these assets, primarily real estate, exceeded the carrying value by approximately $30 million. As of the second quarter of fiscal 2010, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.
Self-Insurance
It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $1.0 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At July 3, 2010 and January 2, 2010, the self-insurance reserves totaled $8.8 million and $9.2 million, respectively.

3. Restructuring Charges
We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e. the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on current market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets at July 3, 2010 and January 2, 2010.
We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations, and in “Accrued compensation” on the Consolidated Balance Sheets for the period ended and at July 3, 2010 and January 2, 2010.
2007 Facility Consolidation and Severance Costs
During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings and reduction in force initiatives which resulted in charges of $17.1 million during the fourth quarter of fiscal 2007. As of July 3, 2010 and January 2, 2010, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.
The table below summarizes the balance of accrued facility consolidation reserve and the changes in the accrual for the second quarter ended July 3, 2010 (in thousands):

Balance at April 3, 2010	$11,421
Payments	(533)
Accretion of discount used to calculate liability	184

Balance at July 3, 2010	$11,072

The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first six months of fiscal 2010 (in thousands):

Balance at January 2, 2010	$11,755
Payments	(1,069)
Accretion of discount used to calculate liability	386

Balance at July 3, 2010	$11,072

2008 Facility Consolidation and Severance Costs
During fiscal 2008, our board of directors approved a plan to exit our custom milling operations in California primarily due to the impact of unfavorable market conditions on that business. The closure of the custom milling facilities resulted in facility consolidation charges of $2.0 million and severance and outplacement costs of $1.0 million. In addition, we executed other reduction in force initiatives which resulted in $4.2 million of severance. At July 3, 2010 and January 2, 2010, there was no remaining severance reserve.

The table below summarizes the balance of accrued facility consolidation reserve and the changes in the accrual for the second quarter ended July 3, 2010 (in thousands):

Balance at April 3, 2010	$371
Payments	(230)
Sublease income	70
Other changes	(13)

Balance at July 3, 2010	$198

The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first six months of fiscal 2010 (in thousands):

Balance at January 2, 2010	$645
Payments	(523)
Sublease income	140
Other changes	(64)

Balance at July 3, 2010	$198

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
The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accruals for the second quarter of fiscal 2010 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at April 3, 2010	$535	$47	$582
Payments	(44)	(10)	(54)
Other changes	7	—	7

Balance at July 3, 2010	$498	$37	$535

The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accruals for the first six months of fiscal 2010 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at January 2, 2010	$571	$151	$722
Payments	(91)	(114)	(205)
Other changes	18	—	18

Balance at July 3, 2010	$498	$37	$535

4. Assets Held for Sale and Net Gain on Disposition
As part of our restructuring efforts to improve our cost structure and cash flow, we closed certain facilities during fiscal 2009 and fiscal 2008. As of July 3, 2010 and January 2, 2010, total assets held for sale were $1.6 million and were included in “Other current assets” in our Consolidated Balance Sheets. During the second quarter of fiscal 2009, we sold certain real properties that resulted in a $4.2 million gain recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations.

5. Comprehensive (Loss) Income
The calculation of comprehensive (loss) income is as follows (in thousands):

	Second Quarter
	Period from	Period from
	April 4, 2010	April 5, 2009
	to	to
	July 3, 2010	July 4, 2009
Net (loss) income	$(3,407)	$628

Other comprehensive (loss) income:
Foreign currency translation	(742)	734
Unrealized gain from cash flow hedge, net of taxes	324	2,182

Comprehensive (loss) income	$(3,825)	$3,544

	Six Months Ended
	Period from	Period from
	January 3, 2010	January 4, 2009
	to	to
	July 3, 2010	July 4, 2009
Net loss	$(18,146)	$(60,025)
Other comprehensive income:
Foreign currency translation	345	593
Unrealized gain from cash flow hedge, net of taxes	649	5,476

Comprehensive loss	$(17,152)	$(53,956)

For all periods above, there was no income tax expense associated with our interest rate swap.
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
Net periodic pension cost for our pension plans included the following (in thousands):

	Second Quarter
	Period from April 4,	Period from April 5,
	2010 to July 3, 2010	2009 to July 4, 2009

Service cost	$498	$452
Interest cost on projected benefit obligation	1,186	1,125
Expected return on plan assets	(1,232)	(1,132)
Amortization of unrecognized loss	123	180

Net periodic pension cost	$575	$625

	Six Months Ended
	Period from January 3,	Period from January 4,
	2010 to July 3, 2010	2009 to July 4, 2009

Service cost	$996	$904
Interest cost on projected benefit obligation	2,372	2,250
Expected return on plan assets	(2,464)	(2,264)
Amortization of unrecognized loss	246	360

Net periodic pension cost	$1,150	$1,250

7. Revolving Credit Facility
As of July 3, 2010, we had outstanding borrowings of $124.7 million and excess availability of $175.9 million under the terms of our revolving credit facility. The interest rate on the revolving credit facility was 3.19% at July 3, 2010. As of July 3, 2010 and January 2, 2010, we had outstanding letters of credit totaling $9.5 million and $6.0 million, respectively, primarily for the purposes of securing collateral requirements under the interest rate swap, casualty insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $87.7 million as long-term debt.
On July 7, 2010, we reached an agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and the other signatories thereto, to amend the terms of our existing revolving credit facility, dated August 4, 2006, as amended. This amendment extends the final maturity of the facility date to January 7, 2014 and decreases the maximum availability under the agreement from $500 million to $400 million. This decrease does not impact our current available borrowing capacity under the revolving credit facility since the borrowing base, which is based on eligible accounts receivable and inventory, currently permits less than $400 million in revolver borrowings. This amendment also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million.
Under the amended agreement, our revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base or the maximum availability of $400 million (subject to increase to $500 million if we exercise the uncommitted accordion credit facility) (the “Excess Availability Threshold”). The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our revolving credit facility is less than the Excess Availability Threshold for three consecutive business days. As of July 3, 2010 and through the time of the filing of our Quarterly Report on Form 10-Q, we were in compliance with all covenants. We had $175.9 million and $157.1 million of availability as of July 3, 2010 and January 2, 2010, respectively. Our lowest level of availability in the last three years was $157.1 million as of January 2, 2010. We do not anticipate our excess availability will drop below the Excess Availability Threshold. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than the Excess Availability Threshold, excluding unrestricted cash, for three consecutive business days or in the event of default. Our revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.
During the first six months of fiscal 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million. As a result of this action, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized associated with the borrowing capacity that was reduced during the first six months of fiscal 2009.
8. Mortgage
On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 55 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.

The mortgage loan requires interest-only payments through June 2011. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2011	$1,190
2012	3,054
2013	3,309
2014	3,529
2015	3,763
Thereafter	270,824
9. Derivatives
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
Through January 9, 2009, the hedge was highly effective in offsetting changes in expected cash flows. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge were reflected in earnings. During the first quarter of fiscal 2009, we reduced our borrowings under the revolving credit facility below the interest rate swap’s notional amount of $150.0 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. As a result, changes in the fair value of the instrument were recorded through earnings from the point in time that the revolving credit facility balance was reduced below the interest rate swap’s notional amount of $150.0 million.
During the second quarter of fiscal 2010 and the second quarter of fiscal 2009, changes associated with our interest rate swap in our Consolidated Statements of Operations included the following (in thousands):

	Period from April 4, 2010	Period from April 5,
	to July 3, 2010	2009 to July 4, 2009

Charges associated with reducing our borrowings outstanding	$—	$1,304
Amortization of accumulated other comprehensive loss	532	883
Gain related to fair value changes	(1,788)	(1,109)

Changes associated with the ineffective interest rate swap	$(1,256)	$1,078

During the first six months of fiscal 2010 and the first six months of fiscal 2009, changes associated with our interest rate swap in our Consolidated Statements of Operations included the following (in thousands):

	Period from January 3, 2010	Period from January 4,
	to July 3, 2010	2009 to July 4, 2009

Charges associated with reducing our borrowings outstanding	$—	$7,167
Amortization of accumulated other comprehensive loss	1,062	1,847
Gain related to fair value changes	(3,123)	(3,104)

Changes associated with the ineffective interest rate swap	$(2,061)	$5,910

The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of July 3, 2010 (in thousands):

Balance at January 2, 2010	$2,675
Amortization of accumulated other comprehensive loss recorded to interest expense	(1,062)

Balance at July 3, 2010	$1,613

The remaining $1.6 million of accumulated other comprehensive loss will be amortized over the remaining 10 month term of the interest rate swap and recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.
The fair value of our swap liability at July 3, 2010 and January 2, 2010 was $5.8 million and $8.9 million, respectively.
10. Fair Value Measurements
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
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap, we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i) the present value factors used in determining fair value (ii) projected LIBOR, and (iii) the risk of non-performance. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at July 3, 2010 and at January 2, 2010 due to the fact that the risk of counterparty non-performance was nominal. The fair value of the interest rate swap was a liability of $5.8 million and $8.9 million at July 3, 2010 and January 2, 2010, respectively. These balances are included in “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets.
The following table presents a reconciliation of the level 3 interest rate swap liability measured at fair value on a recurring basis as of July 3, 2010 (in thousands):

Fair value at January 2, 2010	$(8,924)
Unrealized gains included in earnings, net	3,123

Fair value at July 3, 2010	$(5,801)

The $3.1 million unrealized gain is included in “Changes associated with ineffective interest rate swap” in the Consolidated Statements of Operations.

Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. Assumptions critical to our fair value in the period were present value factors used in determining fair value and an interest rate. At July 3, 2010, the carrying value and fair value of our mortgage was $285.7 million and $283.6 million, respectively.
11. Termination and Modification Agreement with G-P
On April 27, 2009, we entered into a Termination and Modification Agreement (“Modification Agreement”) related to our Master Purchases, Supply, and Distribution Agreement (the “Supply Agreement”) with Georgia-Pacific (“G-P”). The Modification Agreement effectively terminated the existing Supply Agreement with respect to our distribution of G-P plywood, OSB and lumber. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from G-P. We continue to distribute a variety of G-P building products, including engineered lumber, which is covered under a three-year purchase agreement dated February 12, 2009.
G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one year earlier than the originally agreed upon May 7, 2010 termination date. Under the terms of the Modification Agreement, we received four quarterly cash payments of $4.7 million, which began on May 1, 2009 and ended on February 1, 2010. As a result of the termination, we recognized a net gain of $17.4 million during the second quarter of fiscal 2009 as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement. We believe the early termination of the Supply Agreement continued to contribute to the decline in our structural panel sales volume during the second quarter of fiscal 2010. However, because the majority of these sales are through the direct sales channel, the lower structural panel sales volume had a limited impact on our gross profit during this period. To the extent we are unable to replace these volumes with structural product from G-P or other suppliers, the early termination of the Supply Agreement may continue to negatively impact our sales of structural products which could impact our net sales and our costs, which in turn could impact our gross profit, net income, and cash flows.
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
Collective Bargaining Agreements
As of July 3, 2010, approximately 31% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 1% of our work force will expire within one year.

14. Subsequent Events
On July 21, 2010, our Board of Directors received notice from our largest shareholder, Cerberus ABP Investor LLC (“CAI”) that it intended to make a tender offer for the shares of our stock it does not own for $3.40 in cash per share. Our Board of Directors formed a special committee (the “Special Committee”) consisting of Richard B. Marchese, Alan H. Schumacher and Richard S. Grant, our three independent directors, to evaluate the tender offer. The Special Committee has been granted full power and authority to evaluate the proposal to determine our recommendation to our stockholders with respect to any tender offer commenced by CAI and to take any other action it determines to be in our best interests and the best interests of our stockholders. The Special Committee has further been authorized to select and retain financial advisors and legal counsel to advise it in connection with the performance of such duties. The Special Committee has retained Jones Day as its legal counsel and has selected Citadel Securities LLC as its financial advisor. On August 2, 2010, CAI commenced the tender offer.
BlueLinx, its directors, and CAI have been named as defendants in four putative shareholder class actions filed in the Superior Courts of Fulton and Cobb Counties, Georgia, in connection with the proposed tender offer announced by CAI on July 21, 2010 and commenced by CAI on August 2, 2010 discussed herein: Habiniak, et al. v. Cohen, et al., Fulton County Superior Court, Georgia, filed July 23, 2010; Hindermann, et al. v. BlueLinx Holdings Inc., et al., Cobb County Superior Court, Georgia, filed July 27, 2010; Jerszynski v. BlueLinx Holdings, Inc., et al., Cobb County Superior Court, Georgia, filed August 3, 2010; and Winter v. Cerberus ABP Investor LLC, Cobb County Superior Court, Georgia, filed August 4, 2010. The Habiniak and Winter complaints also name Cerberus Capital Management L.P. as a defendant. The complaints seek to enjoin the proposed tender offer, alleging that the Company’s directors and CAI breached their fiduciary duties by, among other things, failing to maximize the value to be received by BlueLinx shareholders.
The complaints also assert claims of aiding and abetting breach of fiduciary duty. In addition to an order enjoining the transaction, the complaints variously seek, among other things: additional disclosures regarding the proposed transaction; imposition of a constructive trust in favor of plaintiffs for any improper benefits received by defendants; rescission of the transaction, if consummated, or an award to plaintiffs of rescissory damages; and attorneys’ fees and expenses. We view the complaints to be without merit and intend to defend against them vigorously.
15. Unaudited Supplemental Consolidating Financial Statements
The consolidating financial information as of July 3, 2010 and January 2, 2010 and for the second quarters of fiscal 2010 and fiscal 2009 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended January 2, 2010, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental consolidated financial statements are sixty-two single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.
The consolidating Statement of Operations for BlueLinx Holdings Inc. for the period from April 4, 2010 to July 3, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$540,781	$7,456	$(7,456)	$540,781
Cost of sales	—	476,662	—	—	476,662

Gross profit	—	64,119	7,456	(7,456)	64,119

Operating expenses:
Selling, general and administrative	1,561	62,939	45	(7,456)	57,089
Depreciation and amortization	—	2,473	961	—	3,434

Total operating expenses	1,561	65,412	1,006	(7,456)	60,523

Operating (loss) income	(1,561)	(1,293)	6,450	—	3,596
Non-operating expenses:
Interest expense	—	3,447	4,758	—	8,205
Changes associated with ineffective interest rate swap	—	(1,256)	—	—	(1,256)
Other (income) expense, net	—	(48)	66	—	18

(Loss) income before (benefit from) provision for income taxes	(1,561)	(3,436)	1,626	—	(3,371)
(Benefit from) provision for income taxes	(630)	32	634	—	36
Equity in loss of subsidiaries	(2,476)	—	—	2,476	—

Net (loss) income	$(3,407)	$(3,468)	$992	$2,476	$(3,407)

The consolidating Statement of operations for BlueLinx Holdings Inc. for the period from April 5, 2009 to July 4, 2009 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$423,526	$7,481	$(7,481)	$423,526
Cost of sales	—	375,226	—	—	375,226

Gross profit	—	48,300	7,481	(7,481)	48,300

Operating expenses (income):
Selling, general and administrative	1,453	61,087	(4,207)	(7,481)	50,852
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,351)	—	—	(17,351)
Depreciation and amortization	—	3,258	983	—	4,241

Total operating expenses	1,453	46,994	(3,224)	(7,481)	37,742

Operating (loss) income	(1,453)	1,306	10,705	—	10,558
Non-operating expenses:
Interest expense	—	3,235	5,271	—	8,506
Charges associated with ineffective interest rate swap	—	1,078	—	—	1,078
Other expense (income), net	—	368	(53)	—	315

(Loss) income before (benefit from) provision for income taxes	(1,453)	(3,375)	5,487	—	659
(Benefit from) provision for income taxes	(2,018)	(91)	2,140	—	31
Equity in income (loss) of subsidiaries	63	—	—	(63)	—

Net income (loss)	$628	$(3,284)	$3,347	$(63)	$628

The consolidating Statement of Operations for BlueLinx Holdings Inc. for the period from January 3, 2010 to July 3, 2010 follows (in thousands):

	BlueLinx	BlueLinx
	Holdings	Corporation and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$971,831	$14,912	$(14,912)	$971,831
Cost of sales	—	855,434	—	—	855,434

Gross profit	—	116,397	14,912	(14,912)	116,397

Operating expenses:
Selling, general and administrative	3,456	124,969	90	(14,912)	113,603
Depreciation and amortization	—	5,257	1,921	—	7,178

Total operating expenses	3,456	130,226	2,011	(14,912)	120,781

Operating (loss) income	(3,456)	(13,829)	12,901	—	(4,384)
Non-operating expenses:
Interest expense	—	6,013	9,507	—	15,520
Changes associated with the ineffective interest rate swap	—	(2,061)	—	—	(2,061)
Other expense, net	—	214	37	—	251

(Loss) income before (benefit from) provision for income taxes	(3,456)	(17,995)	3,357	—	(18,094)
(Benefit from) provision for income taxes	(1,318)	61	1,309	—	52
Equity in loss of subsidiaries	(16,008)	—	—	16,008	—

Net (loss) income	$(18,146)	$(18,056)	$2,048	$16,008	$(18,146)

The consolidating Statement of Operations for BlueLinx Holdings Inc. for the period from January 4, 2009 to July 4, 2009 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$830,637	$15,003	$(15,003)	$830,637
Cost of sales	—	738,061	—	—	738,061

Gross profit	—	92,576	15,003	(15,003)	92,576

Operating expenses (income):
Selling, general and administrative	3,067	124,613	(4,160)	(15,003)	108,517
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,351)	—	—	(17,351)
Depreciation and amortization	—	7,267	2,004	—	9,271

Total operating expenses (income)	3,067	114,529	(2,156)	(15,003)	100,437

Operating (loss) income	(3,067)	(21,953)	17,159	—	(7,861)
Non-operating expenses:
Interest expense	—	6,678	9,945	—	16,623
Charges associated with the ineffective interest rate swap	—	5,910	—	—	5,910
Write-off of debt issue costs	—	1,407	—	—	1,407
Other expense (income), net	—	230	(72)	—	158

(Loss) income before (benefit from) provision for income taxes	(3,067)	(36,178)	7,286	—	(31,959)
(Benefit from) provision for income taxes	(2,959)	28,183	2,842	—	28,066
Equity in (loss) income of subsidiaries	(59,917)	—	—	59,917	—

Net (loss) income	$(60,025)	$(64,361)	$4,444	$59,917	$(60,025)

The consolidating balance sheet for BlueLinx Holdings Inc. as of July 3, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$63	$18,434	$324	$—	$18,821
Receivables	—	201,569	—	—	201,569
Inventories	—	226,158	—	—	226,158
Deferred income tax assets	275	(910)	—	635	—
Other current assets	708	20,135	1,599	—	22,442
Intercompany receivable	58,245	6,264	—	(64,509)	—

Total current assets	59,291	471,650	1,923	(63,874)	468,990

Property and equipment:
Land and land improvements	—	3,002	49,513	—	52,515
Buildings	—	7,405	88,651	—	96,056
Machinery and equipment	—	71,357	—	—	71,357
Construction in progress	—	1,137	—	—	1,137

Property and equipment, at cost	—	82,901	138,164	—	221,065
Accumulated depreciation	—	(63,143)	(25,032)	—	(88,175)

Property and equipment, net	—	19,758	113,132	—	132,890
Investment in subsidiaries	(24,265)	—	—	24,265	—

Non-current deferred income tax assets	—	5,075	2,227	(7,302)	—

Other non-current assets	—	12,187	29,980	—	42,167

Total assets	$35,026	$508,670	$147,262	$(46,911)	$644,047

Liabilities:
Current liabilities:
Accounts payable	$42	$103,436	$—	$—	103,478
Bank overdrafts	—	37,112	—	—	37,112
Accrued compensation	45	6,183	—	—	6,228

Deferred income tax liabilities	(635)	—	—	635	—
Current maturities of long-term debt	—	37,023	—	—	37,023
Other current liabilities	—	19,239	386	—	19,625

Intercompany payable	1,206	56,927	6,376	(64,509)	—

Total current liabilities	658	259,920	6,762	(63,874)	203,466

Non-current liabilities:
Long-term debt	—	87,664	285,669	—	373,333

Non-current deferred income tax liabilities	—	2,524	4,778	(7,302)	—
Other non-current liabilities	—	32,880	—	—	32,880

Total liabilities	658	382,988	297,209	(71,176)	609,679

Shareholders’ Equity/Parent’s Investment	34,368	125,682	(149,947)	24,265	34,368

Total liabilities and equity	$35,026	$508,670	$147,262	$(46,911)	$644,047

The consolidating balance sheet for BlueLinx Holdings Inc. as of January 2, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$32	$29,129	$296	$—	$29,457
Receivables	—	119,347	—	—	119,347
Inventories	—	173,185	—	—	173,185
Deferred income tax assets	275	(910)	—	635	—
Other current assets	925	42,172	1,873	—	44,970
Intercompany receivable	63,905	5,793	—	(69,698)	—

Total current assets	65,137	368,716	2,169	(69,063)	366,959

Property and equipment:
Land and land improvements	—	3,134	49,487	—	52,621
Buildings	—	7,494	88,651	—	96,145
Machinery and equipment	—	69,767	—	—	69,767
Construction in progress	—	791	—	—	791

Property and equipment, at cost	—	81,186	138,138	—	219,324
Accumulated depreciation	—	(59,030)	(23,111)	—	(82,141)

Property and equipment, net	—	22,156	115,027	—	137,183
Investment in subsidiaries	(11,755)	—	—	11,755	—
Non-current deferred income tax assets	—	5,075	2,227	(7,302)	—
Other non-current assets	—	19,016	23,688	—	42,704

Total assets	$53,382	$414,963	$143,111	$(64,610)	$546,846

Liabilities:
Current liabilities:
Accounts payable	$38	$64,580	$—	$—	64,618
Bank overdrafts	—	27,232	—	—	27,232
Accrued compensation	16	4,863	—	—	4,879
Deferred income tax liabilities	(635)	—	—	635	—
Other current liabilities	—	20,637	1,871	—	22,508
Intercompany payable	3,143	61,644	4,911	(69,698)	—

Total current liabilities	2,562	178,956	6,782	(69,063)	119,237

Non-current liabilities:
Long-term debt	—	56,000	285,669	—	341,669
Non-current deferred income tax liabilities	—	2,524	4,778	(7,302)	—
Other non-current liabilities	—	35,120	—	—	35,120

Total liabilities	2,562	272,600	297,229	(76,365)	496,026

Shareholders’ Equity/Parent’s Investment	50,820	142,363	(154,118)	11,755	50,820

Total liabilities and equity	$53,382	$414,963	$143,111	$(64,610)	$546,846

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 3, 2010 to July 3, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(18,146)	$(18,056)	$2,048	$16,008	$(18,146)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	5,254	1,924	—	7,178
Amortization of debt issuance costs	—	43	336	—	379
Payments from terminating the Georgia-Pacific supply agreement	—	4,706	—	—	4,706
Changes associated with the ineffective interest rate swap	—	(2,061)	—	—	(2,061)
Deferred income tax benefit	—	(414)	—	—	(414)
Share-based compensation expense	910	1,059	—	—	1,969
Decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	—	5,607	—	—	5,607
Equity in earnings of subsidiaries	16,008	—	—	(16,008)	—
Changes in assets and liabilities:
Receivables	—	(82,222)	—	—	(82,222)
Inventories	—	(52,973)	—	—	(52,973)
Accounts payable	4	38,856	—	—	38,860
Changes in other working capital	246	19,503	(1,211)	—	18,538
Intercompany receivable	10,376	(471)	—	(9,905)	—
Intercompany payable	(1,937)	(9,433)	1,465	9,905	—
Other	(14)	(2,253)	(28)	—	(2,295)

Net cash provided by (used in) operating activities	7,447	(92,855)	4,534	—	(80,874)

Cash flows from investing activities:
Investment in subsidiaries	(2,123)	—	—	2,123	—
Property, plant and equipment investments	—	(1,263)	—	—	(1,263)
Proceeds from disposition of assets	—	656	—	—	656

Net cash (used in) provided by investing activities	(2,123)	(607)	—	2,123	(607)

Cash flows from financing activities:
Net transactions with Parent	—	—	2,123	(2,123)	—
Repurchase of common stock	(583)	—	—	—	(583)
Increase in revolving credit facility	—	68,687	—	—	68,687
Payments on capital lease obligations	—	(473)			(473)
Increase in bank overdrafts	—	9,880	—	—	9,880
Increase in restricted cash related to the mortgage	—	—	(6,581)	—	(6,581)
Debt financing costs	—	(43)	(48)	—	(91)
Intercompany receivable	(4,716)	—	—	4,716	—
Intercompany payable	—	4,716	—	(4,716)	—
Other	6	—	—	—	6

Net cash (used in) provided by financing activities	(5,293)	82,767	(4,506)	(2,123)	70,845

Increase (decrease) in cash	31	(10,695)	28	—	(10,636)
Balance, beginning of period	32	29,129	296	—	29,457

Balance, end of period	$63	$18,434	$324	$—	$18,821

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 4, 2009 to July 4, 2009 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(60,025)	$(64,361)	$4,444	$59,917	$(60,025)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	7,267	2,004	—	9,271
Amortization of debt issue costs	—	902	327	—	1,229
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,351)	—	—	(17,351)
Payment (first installment) from terminating the Georgia-Pacific supply agreement	—	4,706	—	—	4,706
Gain from sale properties	—	—	(4,237)	—	(4,237)
Prepayment penalty associated with sale of facility	—	—	616	—	616
Changes associated with the ineffective interest rate swap	—	5,910	—	—	5,910
Write-off of debt issue costs	—	1,407	—	—	1,407
Deferred income tax (benefit) provision	(13)	27,389	(148)	—	27,228
Share-based compensation expense	911	520	—	—	1,431
Decrease in restricted cash related to the interest rate swap, insurance, other, etc.	—	2,189	—	—	2,189
Equity in earnings of subsidiaries	59,917	—	—	(59,917)	—
Changes in assets and liabilities:
Receivables	—	(30,132)	—	—	(30,132)
Inventories	—	26,903	—	—	26,903
Accounts payable	138	26,493	—	—	26,631
Changes in other working capital	(821)	(2,718)	(90)	—	(3,629)
Intercompany receivable	281	(359)	—	78	—
Intercompany payable	359	—	(281)	(78)	—
Other	13	667	11	—	691

Net cash provided by (used in) operating activities	760	( (10,568)	2,646	—	(7,162)

Cash flows from investing activities:
Investment in subsidiaries	24,449	—	—	(24,449)	—
Property, plant and equipment investments	—	(688)	—	—	(688)
Proceeds from sale of assets	—	560	6,435	—	6,995

Net cash provided by (used in) investing activities	24,449	(128)	6,435	(24,449)	6,307

Cash flows from financing activities:
Net transactions with Parent	—	(24,971)	522	24,449	—
Repurchase of common stock	(1,624)	—	—	—	(1,624)
Net decrease in revolving credit facility	—	(75,000)	—	—	(75,000)
Payment of principal on mortgage	—	—	(3,201)	—	(3,201)
Prepayment fees associated with sale of facility	—	—	(616)	—	(616)
Decrease in bank overdrafts	—	(10,328)	—	—	(10,328)
Increase in restricted cash related to the mortgage	—	—	(5,677)	—	(5,677)
Intercompany receivable	(23,619)	—	—	23,619	—
Intercompany payable	—	23,619	—	(23,619)	—
Other	6	—	(47)	—	(41)

Net cash (used in) provided by financing activities	(25,237)	(86,680)	(9,019)	24,449	(96,487)

(Decrease) increase in cash	(28)	(97,376)	62	—	(97,342)
Balance, beginning of period	32	150,259	62	—	150,353

Balance, end of period	$4	$52,883	$124	$—	$53,011

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
Overview
Background
We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of more than 60 distribution centers which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 48% of our second quarter of fiscal 2010 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 52% of our second quarter of fiscal 2010 gross sales.
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
Tender Offer
On July 21, 2010, our Board of Directors received notice from our largest shareholder, Cerberus ABP Investor LLC (“CAI”) that it intended to make a tender offer for the shares of our stock it does not own for $3.40 in cash per share. Our Board of Directors formed a special committee (the “Special Committee”) consisting of Richard B. Marchese, Alan H. Schumacher and Richard S. Grant, our three independent directors, to evaluate the tender offer. The Special Committee has been granted full power and authority to evaluate the proposal to determine our recommendation to our stockholders with respect to any tender offer commenced by CAI and to take any other action it determines to be in our best interests and the best interests of our stockholders. The Special Committee has further been authorized to select and retain financial advisors and legal counsel to advise it in connection with the performance of such duties. The Special Committee has retained Jones Day as its legal counsel and has selected Citadel Securities LLC as its financial advisor. On August 2, 2010, CAI commenced the tender offer.
Shareholder Litigation
BlueLinx, its directors, and CAI have been named as defendants in four putative shareholder class actions filed in the Superior Courts of Fulton and Cobb Counties, Georgia, in connection with the proposed tender offer announced by CAI on July 21, 2010 and commenced by CAI on August 2, 2010 discussed herein: Habiniak, et al. v. Cohen, et al., Fulton County Superior Court, Georgia, filed July 23, 2010; Hindermann, et al. v. BlueLinx Holdings Inc., et al., Cobb County Superior Court, Georgia, filed July 27, 2010; Jerszynski v. BlueLinx Holdings, Inc., et al., Cobb County Superior Court, Georgia, filed August 3, 2010; and Winter v. Cerberus ABP Investor LLC, Cobb County Superior Court, Georgia, filed August 4, 2010. The Habiniak and Winter complaints also name Cerberus Capital Management L.P. as a defendant. The complaints seek to enjoin the proposed tender offer, alleging that the Company’s directors and CAI breached their fiduciary duties by, among other things, failing to maximize the value to be received by BlueLinx shareholders.
The complaints also assert claims of aiding and abetting breach of fiduciary duty. In addition to an order enjoining the transaction, the complaints variously seek, among other things: additional disclosures regarding the proposed transaction; imposition of a constructive trust in favor of plaintiffs for any improper benefits received by defendants; rescission of the transaction, if consummated, or an award to plaintiffs of rescissory damages; and attorneys’ fees and expenses. We view the complaints to be without merit and intend to defend against them vigorously.
Supply Agreement with G-P
On April 27, 2009, we entered into a Termination and Modification Agreement (“Modification Agreement”) related to our Master Purchases, Supply, and Distribution Agreement (the “Supply Agreement”) with Georgia-Pacific (“G-P”). The Modification Agreement effectively terminated the existing Supply Agreement with respect to our distribution of G-P plywood, OSB and lumber. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from G-P. We continue to distribute a variety of G-P building products, including engineered lumber, which is covered under a three-year purchase agreement dated February 12, 2009.

G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one year earlier than the originally agreed upon May 7, 2010 termination date. Under the terms of the Modification Agreement, we received four quarterly cash payments of $4.7 million, which began on May 1, 2009 and ended on February 1, 2010. As a result of the termination, we recognized a net gain of $17.4 million during the second quarter of fiscal 2009 as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement. We believe the early termination of the Supply Agreement continued to contribute to the decline in our structural panel sales volume during the second quarter of fiscal 2010. However, because the majority of these sales are through the direct sales channel, the lower structural panel sales volume had a limited impact on our gross profit during these periods. To the extent we are unable to replace these volumes with structural product from G-P or other suppliers, the early termination of the Supply Agreement may continue to negatively impact our sales of structural products which could impact our net sales and our costs, which in turn could impact our gross profit, net income, and cash flows.
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
The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the second quarter of fiscal 2010, the second quarter of fiscal 2009, the first six months of fiscal 2010, the first six months of fiscal 2009, fiscal 2009 and fiscal 2008.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2010	Q2 2009	2010 YTD	2009 YTD	2009	2008
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products	$265	$183	$469	$365	$738	$1,422
Specialty Products	286	250	519	484	948	1,412
Other(1)	(10)	(9)	(16)	(18)	(40)	(54)

Total Sales	$541	$424	$972	$831	$1,646	$2,780

Sales Variances
Unit Volume $ Change	$51	$(378)	$57	$(682)	$(1,036)	$(1,161)
Price/Other(1)	66	(33)	84	(38)	(98)	107

Total $ Change	$117	$(411)	$141	$(720)	$(1,134)	$(1,054)

Unit Volume % Change	11.9%	(44.7)%	6.7%	(43.4)%	(36.6)%	(29.7)%
Price/Other(1)	15.8%	(4.5)%	10.3%	(3.0)%	(4.2)%	2.2%

Total % Change	27.7%	(49.2)%	17.0%	(46.4)%	(40.8)%	(27.5)%

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, in each case for the second quarter of fiscal 2010, the second quarter of fiscal 2009, the first six months of fiscal 2010, the first six months of fiscal 2009, fiscal 2009 and fiscal 2008.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2010	Q2 2009	2010 YTD	2009 YTD	2009	2008
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products	$24	$19	$46	$37	$73	$134
Specialty Products	44	32	77	63	132	200
Other (1)	(4)	(3)	(7)	(7)	(12)	(19)

Total Gross Margin $’s	$64	$48	$116	$93	$193	$315

Gross Margin %’s by Category
Structural Products	9.1%	10.4%	9.8%	9.9%	9.9%	9.4%
Specialty Products	15.4%	12.8%	14.8%	13.0%	13.9%	14.2%
Total Gross Margin %’s	11.9%	11.4%	12.0%	11.1%	11.7%	11.3%
Unit Volume Change by Product
Structural Products	9.7%	(50.1)%	5.0%	(48.5)%	(40.3)%	(34.6)%
Specialty Products	13.5%	(38.9)%	8.0%	(37.9)%	(32.8)%	(24.0)%
Total Change in Unit Volume %’s	11.9%	(44.7)%	6.7%	(43.4)%	(36.6)%	(29.7)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the second quarter of fiscal 2010, the second quarter of fiscal 2009, the first six months of fiscal 2010, the first six months of fiscal 2009, fiscal 2009 and fiscal 2008.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2010	Q2 2009	2010 YTD	2009 YTD	2009	2008
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$423	$319	$758	$614	$1,251	$2,044
Direct	128	114	230	235	435	790
Other(1)	(10)	(9)	(16)	(18)	(40)	(54)

Total	$541	$424	$972	$831	$1,646	$2,780

Gross Margin by Channel
Warehouse/Reload	$60	$43	$111	$84	$177	$284
Direct	8	8	12	16	28	50
Other(1)	(4)	(3)	(7)	(7)	(12)	(19)

Total	$64	$48	$116	$93	$193	$315

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2010	Q2 2009	2010 YTD	2009 YTD	2009	2008
	(Dollars in millions)
	(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	14.2%	13.5%	14.6%	13.5%	14.1%	13.9%
Direct	6.3%	7.0%	5.2%	6.8%	6.4%	6.3%
Total	11.9%	11.4%	12.0%	11.1%	11.7%	11.3%

(1)	“Other” includes unallocated allowances and adjustments.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2010 and fiscal year 2009 each contain 52 weeks.
Results of Operations
Second Quarter of Fiscal 2010 Compared to Second Quarter of Fiscal 2009
The following table sets forth our results of operations for the second quarter of fiscal 2010 and second quarter of fiscal 2009.

		% of		% of
	Second Quarter of	Net	Second Quarter of	Net
	Fiscal 2010	Sales	Fiscal 2009	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$540,781	100.0%	$423,526	100.0%
Gross profit	64,119	11.9%	48,300	11.4%
Selling, general & administrative	57,089	10.6%	50,852	12.0%
Net gain from terminating the Georgia-Pacific supply agreement	—	0.0%	(17,351)	(4.1)%
Depreciation and amortization	3,434	0.6%	4,241	1.0%

Operating income	3,596	0.7%	10,558	2.5%
Interest expense	8,205	1.5%	8,506	2.0%
Changes associated with the ineffective interest rate swap	(1,256)	(0.2)%	1,078	0.3%
Other expense, net	18	0.0%	315	0.1%

(Loss) income before provision for income taxes	(3,371)	(0.6)%	659	0.2%
Provision for income taxes	36	0.0%	31	0.0%

Net (loss) income	$(3,407)	(0.6)%	$628	0.1%

Net sales. For the second quarter of fiscal 2010, net sales increased by 27.7%, or $117.3 million, to $540.8 million compared to $423.5 million during the second quarter of fiscal 2009. Sales during the quarter were positively impacted by increases in structural product prices and a 12% improvement in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) increased by $36.1 million, or 14.4%, compared to the second quarter of fiscal 2009, primarily due to a 13.5% increase in unit volume and a 0.9% increase in specialty products prices. Structural sales, including plywood, OSB, lumber and metal rebar, increased by $82.4 million, or 45.0% from a year ago, as a result of an increase in structural product prices of 35.3% and an increase in unit volume of 9.7%.
Gross profit. Gross profit for the second quarter of fiscal 2010 was $64.1 million, or 11.9% of sales, compared to $48.3 million, or 11.4% of sales, in the prior year period. The increase in gross profit dollars compared to the second quarter of fiscal 2009 was driven primarily by increases in specialty and structural product volumes of 13.5% and 9.7%, respectively, due to a slight improvement in the housing market. Gross margin percentage increased by 50 basis points to 11.9% primarily due to a shift in our channel mix.
Selling, general, and administrative expenses. Selling, general and administrative expenses for the second quarter of fiscal 2010 were $57.1 million, or 10.6% of net sales, compared to $50.9 million, or 12.0% of net sales, during the second quarter of fiscal 2009. The $6.2 million increase in selling, general, and administrative expenses included a $1.2 million increase in commissions primarily due to an increase in gross margin dollars and a $1.2 million increase in fuel expense due to an increase in sales volume and fuel prices. In addition, the second quarter of fiscal 2009 included a $4.2 million gain associated with the sale of certain real properties.
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
Depreciation and amortization. Depreciation and amortization expense totaled $3.4 million for the second quarter of fiscal 2010, compared to $4.2 million for the second quarter of fiscal 2009. The $0.8 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2009 coupled with capital expenditures not keeping pace with our historical level of purchases of property and equipment.
Operating income. Operating income for the second quarter of fiscal 2010 was $3.6 million, or 0.7% of sales, compared to operating income of $10.6 million, or 2.5% of sales, in the second quarter of fiscal 2009, reflecting an increase in gross profit dollars of $15.8 million offset by $17.4 million net gain from terminating the G-P supply agreement in the prior year quarter, the $4.2 million gain from the sale of certain real properties in the prior year quarter, and a $1.2 million increase in other operating expenses.
Interest expense. Interest expense totaled $8.2 million for the second quarter of fiscal 2010 compared to $8.5 million for the second quarter of fiscal 2009. The $0.3 million decline is largely due to a $0.2 million decrease in amortization of debt issuance costs. Interest expense included $0.4 million and $0.6 million of debt issue cost amortization for the second quarter of fiscal 2010 and the second quarter of fiscal 2009, respectively. Interest expense related to our revolving credit facility and mortgage was $3.2 million and $4.6 million, respectively, during this period. During the second quarter of fiscal 2009, interest expense related to our revolving credit facility and mortgage was $2.7 million and $5.2 million (includes a $0.6 million prepayment penalty), respectively.
Changes associated with ineffective interest rate swap. Changes associated with the ineffective interest rate swap totaled $1.3 million of income in the second quarter of fiscal 2010 compared to $1.1 million of expense for the second quarter of fiscal 2009. The $2.4 million decrease is primarily due to a $1.3 million charge recognized in the prior year period related to the reduction in our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount. In addition, the gain associated with the change in the swap’s fair value increased by $0.7 million and the amortization of accumulated other comprehensive loss decreased by $0.4 million.
Provision for income taxes. The effective tax rate was 1.1% and 4.7% for the second quarter of fiscal 2010 and the second quarter of fiscal 2009, respectively. The effective tax rate for these periods is due to a full valuation allowance recorded against our benefit for the second quarter of fiscal 2010 and the second quarter of fiscal 2009.

Net (loss) income. Net loss for the second quarter of fiscal 2010 was $(3.4) million compared to net income of $0.6 million for the second quarter of fiscal 2009 as a result of the above factors.
On a per-share basis, basic and diluted (loss) income applicable to common shareholders for the second quarter of fiscal 2010 and 2009 were each $(0.11) and $0.02, respectively.
First Six Months of Fiscal 2010 Compared to First Six Months of Fiscal 2009
The following table sets forth our results of operations for the first six months of fiscal 2010 and the first six months of fiscal 2009.

		% of		% of
	First Six Months of	Net	First Six Months of	Net
	Fiscal 2010	Sales	Fiscal 2009	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$971,831	100.0%	$830,637	100.0%
Gross profit	116,397	12.0%	92,576	11.1%
Selling, general & administrative	113,603	11.7%	108,517	13.1%
Net gain from terminating the Georgia-Pacific supply agreement	—	0.0%	(17,351)	2.1%
Depreciation and amortization	7,178	0.7%	9,271	1.1%

Operating loss	(4,384)	(0.5)%	(7,861)	(0.9)%
Interest expense	15,520	1.6%	16,623	2.0%
Changes associated with the ineffective interest rate swap	(2,061)	(0.2)%	5,910	0.7%
Write-off of debt issuance costs	—	0.0%	1,407	0.2%
Other expense, net	251	0.0%	158	0.0%

Loss before provision for income taxes	(18,094)	(1.9)%	(31,959)	(3.8)%
Provision for income taxes	52	0.0%	28,066	3.4%

Net loss	$(18,146)	(1.9)%	$(60,025)	(7.2)%

Net sales. For the first six months of fiscal 2010, net sales increased by 17.0%, or $141.2 million, to $971.8 million compared to $830.6 million during the first six months of fiscal 2009. Sales during this period were positively impacted by increases in structural product prices and a 14% increase in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) increased by $35.3 million or 7.3% compared to the first six months of fiscal 2009, reflecting a 8.0% increase in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, increased by $103.7 million, or 28.4% from a year ago, primarily due to a 23.4% increase in structural product prices and a 5.0% increase in unit volume.
Gross profit. Gross profit for the first six months of fiscal 2010 was $116.4 million, or 12.0% of sales, compared to $92.6 million, or 11.1% of sales, in the prior year period. The increase in gross profit dollars compared to the first six months of fiscal 2009 was driven primarily by an increase in specialty and structural product volumes of 8.0% and 5.0%, respectively, due to an improvement in the housing market and increases in specialty and structural product prices. Gross margin percentage increased by 90 basis points to 12.0% primarily due to a shift in our channel mix.
Selling, general, and administrative. Selling, general and administrative expenses for the first six months of fiscal 2010 were $113.6 million, or 11.7% of net sales, compared to $108.5 million, or 13.1% of net sales, during the first six months of fiscal 2009. The increase in selling, general, and administrative expenses was primarily due to an increase in fuel and third party freight costs of $2.3 million and $1.1 million, respectively, largely due to an increase in business volume. In addition, commissions increased by $1.9 million primarily due to an increase in gross margin dollars.
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

Depreciation and amortization. Depreciation and amortization expense totaled $7.2 million for the first six months of fiscal 2010, compared with $9.3 million for the first six months of fiscal 2009. The $2.1 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2009 coupled with capital expenditures not keeping pace with our historical level of purchases of property and equipment.
Operating loss. Operating loss for the first six months of fiscal 2010 was $4.4 million, or 0.5% of sales, compared to $7.9 million, or 0.9% of sales, in the prior year period. The change in operating loss reflects a $23.8 million increase in gross profit that was partially offset by the $17.4 million net gain from terminating the G-P supply agreement in the prior year period and the $4.2 million gain from the sale of certain real properties in the prior year period.
Interest expense. Interest expense totaled $15.5 million, down $1.1 million from the prior year mainly due to a $0.8 million decrease in amortization of debt issuance costs. Interest expense included $0.4 million and $1.2 million of debt issue cost amortization for the first six months of fiscal 2010 and for the first six months of fiscal 2009, respectively. Interest expense related to our revolving credit facility and mortgage was $5.9 million and $9.2 million, respectively, during this period. Interest expense totaled $16.6 million for the first six months of fiscal 2009. Interest expense related to our revolving credit facility and mortgage was $5.5 million and $9.9 million (includes the $0.6 million prepayment penalty), respectively, during this period.
Changes associated with ineffective interest rate swap. Changes associated with the ineffective interest rate swap totaled $2.1 million of income for the first six months of fiscal 2010 compared to $5.9 million of expense for the first six months of fiscal 2009. The $8.0 million decrease is primarily due to a $7.2 million charge recognized in the prior year period related to the reduction in our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount. In addition, amortization of accumulated other comprehensive loss decreased by $0.8 million.
Write-off of debt issuance costs. During the first six months of fiscal 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million effective March 30, 2009. As a result of this action, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized associated with the portion of the revolver that was reduced in the first quarter of fiscal 2009.
Provision for income taxes. The effective tax rate was 0.03% and (87.8)% for the first six months of fiscal 2010 and the first six months of fiscal 2009, respectively. The change in the effective rate is primarily due to the recording of a full valuation allowance against our net deferred tax assets in the first quarter of fiscal 2009. The 2010 effective tax rate is due to a full valuation allowance recorded against our benefit for the first six months of fiscal 2010.
Net loss. Net loss for the first six months of fiscal 2010 was $18.1 million compared to net loss of $60.0 million for the first six months of fiscal 2009 as a result of the above factors.
On a per-share basis, basic and diluted loss per share applicable to common shareholders for the first six months of fiscal 2010 and 2009 were $0.59 and $1.93, respectively.
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
The following tables indicate our working capital and cash flows for the periods indicated.

	July 3, 2010	January 2, 2010
	(Dollars in thousands)
	(Unaudited)
Working capital	$265,524	$247,722

	First Six Months of	First Six Months of
	Fiscal 2010	Fiscal 2009
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(80,874)	$(7,162)
Cash flows (used in) provided by investing activities	(607)	6,307
Cash flows provided by (used in) financing activities	70,845	(96,487)
Working Capital
Working capital increased by $17.8 million to $265.5 million at July 3, 2010 from $247.7 million at January 2, 2010. The increase in working capital was primarily attributable to increases in receivables and inventory partially offset by an increase in accounts payable, an increase in overdrafts, an increase in current maturities of long-term debt, and a decrease in other current assets. We increased inventory levels to meet existing demand, and the increase in accounts receivable is due to an improvement in sales volume. Our accounts payable and overdrafts also increased as we purchased more products to meet existing demand and we collected a federal tax refund. The increase in current debt is due to a reclassifying a portion of our long-term debt to current.
Operating Activities
During the first six months of fiscal 2010, cash flows used in operating activities totaled $80.9 million. The primary drivers of cash flow used in operations were increases in accounts receivable of $82.2 million due to an increase in sales volume coupled with seasonal payment patterns and an increase in inventories of $53.0 million due to an increase in prices for certain structural products and an increase in purchases to meet current demand. These cash outflows were offset by an increase in accounts payable of $38.9 million due the seasonality of our business. In addition, changes in other working capital decreased by $18.5 million largely due to a federal tax refund of $20.0 million received in fiscal 2010.
During the first six months of fiscal 2009, cash flows used in operating activities totaled $7.2 million. The primary driver of cash flow used in operations was a net loss, as adjusted for non-cash charges, of $34.5 million and a $30.1 million increase in receivables due to an increase in average payment terms, primarily related to an increase in our warehouse sales. These cash outflows were offset by an increase in cash flow from operations related to reductions in inventory of $26.9 million due to our initiative to reduce inventory levels to meet existing demand and an increase in accounts payable of $26.6 million due to the seasonality of our business.

Investing Activities
During the first six months of fiscal 2010 and fiscal 2009, cash flows (used in) provided by investing activities totaled $(0.6) million and $6.3 million, respectively.
During the first six months of fiscal 2010 and fiscal 2009, our expenditures for property and equipment were $1.3 million and $0.7 million, respectively. These expenditures were used primarily to purchase computer equipment and leasehold improvements. Our capital expenditures for fiscal 2010 are anticipated to be paid from operating cash.
Proceeds from the disposition of property totaled $0.7 million and $7.0 million for the first six months of fiscal 2010 and fiscal 2009, respectively. The proceeds of $7.0 million during the first six months of fiscal 2009 included $6.4 million of proceeds related to the sale of certain real properties.
Financing Activities
Net cash provided by (used in) financing activities was $70.8 million and $(96.5) million during the first six months of fiscal 2010 and the first six months of fiscal 2009, respectively. The net cash provided by financing activities primarily reflected an increase in the balance of our revolving credit facility of $68.7 million and an increase in bank overdrafts of $9.9 million partially offset by an increase in restricted cash related to our mortgage of $6.6 million. The net cash used in financing activities in the first six months of fiscal 2009 primarily reflected a decrease in our revolving credit facility balance of $75.0 million, a decrease in bank overdrafts of $10.3 million, an increase in restricted cash related to our mortgage of $5.7 million, principal payments on our mortgage of $3.2 million, and stock repurchases of $1.6 million.
Debt and Credit Sources
As of July 3, 2010, we had outstanding borrowings of $124.7 million and excess availability of $175.9 million under the terms of our revolving credit facility. The interest rate on the revolving credit facility was 3.19% at July 3, 2010. As of July 3, 2010 and January 2, 2010, we had outstanding letters of credit totaling $9.5 million and $6.0 million, respectively, primarily for the purposes of securing collateral requirements under the interest rate swap, casualty insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $87.7 million as long-term debt.
On July 7, 2010, we reached an agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and the other signatories thereto to amend the terms of our existing revolving credit facility, dated August 4, 2006, as amended. This amendment extends the final maturity date to January 7, 2014 and decreases the maximum availability under the agreement from $500 million to $400 million. This decrease does not impact our current available borrowing capacity under the revolving credit facility since the borrowing base, which is based on eligible accounts receivable and inventory, currently permits less than $400 million in revolver borrowings. This amendment also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million.
Under the amended agreement, our revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base or the maximum availability of $400 million (subject to increase to $500 million if we exercise the uncommitted accordion credit facility) (the “Excess Availability Threshold”). The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our revolving credit facility is less than the Excess Availability Threshold for three consecutive business days. As of July 3, 2010 and through the time of the filing of our Quarterly Report on Form 10-Q, we were in compliance with all covenants. We had $175.9 million and $157.1 million of availability as of July 3, 2010 and January 2, 2010, respectively. Our lowest level of availability in the last three years was $157.1 million as of January 2, 2010. We do not anticipate our excess availability will drop below the Excess Availability Threshold. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than the Excess Availability Threshold, excluding unrestricted cash, for three consecutive business days or in the event of default. Our revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

During the first six months of fiscal 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million. As a result of this action, we recorded expense of $1.4 million for the write-off of deferred financing costs that had been capitalized associated with the borrowing capacity that was reduced during the first six months of fiscal 2009.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the first six months of fiscal 2010, there were no material changes to our previously disclosed legal proceedings.
Shareholder Litigation
BlueLinx, its directors, and CAI have been named as defendants in four putative shareholder class actions filed in the Superior Courts of Fulton and Cobb Counties, Georgia, in connection with the proposed tender offer announced by CAI on July 21, 2010 and commenced by CAI on August 2, 2010 discussed herein: Habiniak, et al. v. Cohen, et al., Fulton County Superior Court, Georgia, filed July 23, 2010; Hindermann, et al. v. BlueLinx Holdings Inc., et al., Cobb County Superior Court, Georgia, filed July 27, 2010; Jerszynski v. BlueLinx Holdings, Inc., et al., Cobb County Superior Court, Georgia, filed August 3, 2010; and Winter v. Cerberus ABP Investor LLC, Cobb County Superior Court, Georgia, filed August 4, 2010. The Habiniak and Winter complaints also name Cerberus Capital Management L.P. as a defendant. The complaints seek to enjoin the proposed tender offer, alleging that the Company’s directors and CAI breached their fiduciary duties by, among other things, failing to maximize the value to be received by BlueLinx shareholders.

The complaints also assert claims of aiding and abetting breach of fiduciary duty. In addition to an order enjoining the transaction, the complaints variously seek, among other things: additional disclosures regarding the proposed transaction; imposition of a constructive trust in favor of plaintiffs for any improper benefits received by defendants; rescission of the transaction, if consummated, or an award to plaintiffs of rescissory damages; and attorneys’ fees and expenses. We view the complaints to be without merit and intend to defend against them vigorously.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 22, 2008, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to $10,000,000 of our outstanding common stock through December 22, 2010. The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the second quarter of fiscal 2010, there were no repurchases of our common stock. As of July 3, 2010, the approximate dollar value of shares that may yet to be purchased under the program was $7.4 million.
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

BlueLinx Holdings Inc. (Registrant)
Date: August 6, 2010	/s/ H. Douglas Goforth
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