Form 10-Q
period 2010-10-02
BlueLinx Holdings Inc.
filed 2010-11-05
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2010 there were 32,690,437 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended October 2, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Third Quarter
	Period from	Period from
	July 4, 2010	July 5, 2009
	to	to
	October 2, 2010	October 3, 2009
Net sales	$464,690	$449,363
Cost of sales	414,748	394,058

Gross profit	49,942	55,305

Operating expenses:
Selling, general, and administrative	54,121	55,024
Depreciation and amortization	3,111	3,882

Total operating expenses	57,232	58,906

Operating loss	(7,290)	(3,601)
Non-operating expenses:
Interest expense	9,121	7,987
Changes associated with the ineffective interest rate swap	(1,156)	1,431
Write-off of debt issuance costs	183	—
Other expense, net	192	324

Loss before (benefit from) provision for income taxes	(15,630)	(13,343)
(Benefit from) provision for income taxes	(778)	120

Net loss	$(14,852)	$(13,463)

Basic and diluted weighted average number of common shares outstanding	30,714	30,948

Basic and diluted net loss per share applicable to common stock	$(0.48)	$(0.44)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	Period from	Period from
	January 3, 2010	January 4, 2009
	to	to
	October 2, 2010	October 3, 2009
Net sales	$1,436,521	$1,280,000
Cost of sales	1,270,182	1,132,119

Gross profit	166,339	147,881

Operating expenses:
Selling, general, and administrative	167,724	163,774
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,554)
Depreciation and amortization	10,289	13,153

Total operating expenses	178,013	159,343

Operating loss	(11,674)	(11,462)
Non-operating expenses:
Interest expense	24,641	24,610
Changes associated with the ineffective interest rate swap	(3,217)	7,341
Write-off of debt issuance costs	183	1,407
Other expense, net	443	482

Loss before (benefit from) provision for income taxes	(33,724)	(45,302)
(Benefit from) provision for income taxes	(726)	28,186

Net loss	$(32,998)	$(73,488)

Basic and diluted weighted average number of common shares outstanding	30,667	31,019

Basic and diluted net loss per share applicable to common stock	$(1.08)	$(2.37)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 2, 2010	January 2, 2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,921	$29,457
Receivables, net	166,641	119,347
Inventories, net	195,569	173,185
Other current assets	22,755	44,970

Total current assets	397,886	366,959

Property, plant, and equipment:
Land and land improvements	52,563	52,621
Buildings	96,027	96,145
Machinery and equipment	71,328	69,767
Construction in progress	2,225	791

Property, plant, and equipment, at cost	222,143	219,324
Accumulated depreciation	(90,742)	(82,141)

Property, plant, and equipment, net	131,401	137,183
Other non-current assets	49,466	42,704

Total assets	$578,753	$546,846

Liabilities:
Current liabilities:
Accounts payable	$80,689	$64,618
Bank overdrafts	30,673	27,232
Accrued compensation	5,200	4,879
Current maturities of long-term debt	7,689	—
Other current liabilities	22,471	22,508

Total current liabilities	146,722	119,237

Non-current liabilities:
Long-term debt	379,976	341,669
Other non-current liabilities	30,677	35,120

Total liabilities	557,375	496,026

Shareholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,690,437 and 32,179,253 shares issued at October 2, 2010 and January 2, 2010, respectively.	327	322
Additional paid-in capital	147,327	145,035
Accumulated other comprehensive loss	(7,116)	(8,375)
Accumulated deficit	(119,160)	(86,162)

Total shareholders’ equity	21,378	50,820

Total liabilities and shareholders’ equity	$578,753	$546,846

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	Period from	Period from
	January 3, 2010	January 4, 2009
	to	to
	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net loss	$(32,998)	$(73,488)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	10,289	13,153
Amortization of debt issue costs	1,026	1,843
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,554)
Payment from terminating the Georgia-Pacific supply agreement	4,706	9,412
Gain from sale of properties	—	(4,406)
Prepayment fees associated with sale of facility	—	616
Changes associated with the ineffective interest rate swap	(3,217)	7,341
Write-off of debt issuance costs	183	1,407
Vacant property charges, net	—	457
Deferred income tax (benefit) provision	(621)	27,228
Share-based compensation expense	2,880	2,170
Decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	6,009	3,021
Changes in assets and liabilities:
Receivables	(47,294)	(38,003)
Inventories	(22,384)	16,359
Accounts payable	16,071	30,170
Changes in other working capital	21,285	6,970
Other	(3,849)	(192)

Net cash used in operating activities	(47,914)	(13,496)

Cash flows from investing activities:
Property, plant and equipment investments	(2,689)	(952)
Proceeds from disposition of assets	689	8,454

Net cash (used in) provided by investing activities	(2,000)	7,502

Cash flows from financing activities:
Repurchase of common stock	(583)	(1,862)
Increase (decrease) in revolving credit facility	45,996	(100,000)
Debt financing costs	(6,521)	—
Payment on capital lease obligations	(564)	—
Payment of principal on mortgage	—	(3,201)
Prepayment fees associated with sale of facility	—	(616)
Increase (decrease) in bank overdrafts	3,441	(4,699)
Increase in restricted cash related to the mortgage	(8,397)	(8,442)
Other	6	(41)

Net cash provided by (used in) financing activities	33,378	(118,861)

Decrease in cash	(16,536)	(124,855)
Balance, beginning of period	29,457	150,353

Balance, end of period	$12,921	$25,498

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010
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
We are a leading distributor of building products in North America with approximately 2,000 employees. We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of approximately 60 distribution centers.
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
Restricted Cash
We had restricted cash of $39.9 million and $37.5 million at October 2, 2010 and January 2, 2010, respectively. Restricted cash primarily includes amounts held in escrow related to our interest rate swap, mortgage, and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.
The table below provides the balances of each individual component in restricted cash as of October 2, 2010 and January 2, 2010 (in thousands):

	October 2,	January 2,
	2010	2010
Cash in escrow:
Mortgage	$27,812	$19,415
Insurance	9,427	9,411
Interest rate swap	—	6,690
Other	2,673	2,008

Total	$39,912	$37,524

Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will ultimately be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At October 2, 2010 and January 2, 2010, these reserves totaled $6.6 million and $8.4 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.
Inventory Valuation
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At October 2, 2010 and January 2, 2010, the market value of our inventory exceeded its cost. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At October 2, 2010 and January 2, 2010, our damaged, excess and obsolete inventory reserves were $2.2 million and $2.6 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.
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
Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At October 2, 2010 and January 2, 2010, the vendor rebate receivable totaled $6.9 million and $6.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At October 2, 2010 and January 2, 2010, the customer rebate payable totaled $6.5 million and $5.3 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
Earnings per Common Share
We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain management level employees participate in dividends on the same basis as common shares and are non-forfeitable by the holder. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Given that the restricted shareholders do not have a contractual obligation to participate in any losses we incur and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. Therefore, we have not included 1,977,190 and 1,553,128 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for the first nine months of fiscal 2010 and for the first nine months of fiscal 2009, respectively.
Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. During the first quarter of fiscal 2008, we granted 834,071 performance shares under our 2006 Long-Term Incentive Plan in which shares are issuable upon satisfaction of certain performance criteria. As of October 3, 2010, we assumed that a total of 224,687 performance shares will eventually vest based on our assumption that certain performance criteria will be met and that certain shares will be forfeited over the vesting term. The 224,687 performance shares we assume will vest were not included in the computation of diluted earnings per share due to the net loss for the periods. We will continue to evaluate the effect of the performance conditions on our diluted earnings per share calculation and will change our assumptions when necessary. Our restricted stock units are settled in cash upon vesting and are considered liability awards. Therefore, these restricted stock units are not included in the computation of the basic and diluted earnings per share.
For the third quarter of fiscal 2010 and for the first nine months of fiscal 2010, we excluded 3,128,691 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive. For the third quarter of fiscal 2009 and for the first nine months of fiscal 2009, we excluded 2,671,157 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive.

Stock-Based Compensation
We have two stock-based compensation plans covering officers, directors and certain employees and consultants: the 2004 Long Term Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options or vesting of restricted stock, out of the total amount of common shares authorized for issuance under the 2004 Plan and the 2006 Plan. During the first nine months of fiscal 2010, the Compensation Committee granted 747,737 restricted shares of our common stock to certain of our officers and key management.
We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations. For the third quarter of fiscal 2010 and for the first nine months of fiscal 2010, our total stock-based compensation expense was $1.1 million and $3.0 million, respectively. For the third quarter of fiscal 2009 and for the first nine months of fiscal 2009, our total stock-based compensation expense was $0.8 million and $2.3 million, respectively. We did not recognize related income tax benefits during these periods.
Income Taxes
Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting basis of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income. We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized. In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income.
Based on the weight of available evidence during the first quarter of fiscal 2009, we recorded a full valuation allowance of $40.2 million against our net deferred tax assets. The establishment of this valuation allowance was partially offset by the tax benefit realized as a result of the first quarter fiscal 2009 pre-tax loss incurred by us and resulted in income tax expense of $28.0 million for the first quarter of fiscal 2009. During the remainder of fiscal 2009, we recorded a $21.7 million net current income tax receivable. The current income tax receivable recognized in the fourth quarter of fiscal 2009 resulted in a reduction to the deferred tax asset and the valuation allowance of $12.2 million. The remaining net deferred tax asset of approximately $28 million was further offset by the reversal of temporary differences during fiscal 2009 which resulted in a net deferred tax asset of $27.2 million with a valuation allowance of a corresponding amount as of January 2, 2010. We continued to consider all of the available positive and negative evidence during the first nine months of fiscal 2010 and based on the weight of available evidence, we recorded an additional deferred tax asset and valuation allowance of $13.0 million relating to our current period net operating losses, which resulted in a total net deferred tax asset of $40.2 million with a valuation allowance of a corresponding amount as of October 2, 2010.
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
We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities. We have recorded income tax and related interest liabilities where we believe our position may not be sustained. Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year-ended January 2, 2010. There have been nominal changes to our tax positions during the first nine months of fiscal 2010.

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
We continue to generate operating losses at some of our distribution facilities due to the ongoing depressed housing market. At the time of our fourth quarter 2009 impairment analysis, we had $36 million, out of approximately $137 million, in net book value of fixed assets for which the undiscounted cash flows were less than the carrying values of these assets. However, the fair value of these assets, primarily real estate, exceeded the carrying value by approximately $30 million. As of the third quarter of fiscal 2010, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.
Self-Insurance
It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $1.0 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At October 2, 2010 and January 2, 2010, the self-insurance reserves totaled $8.5 million and $9.2 million, respectively.
3. Restructuring Charges
We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e. the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on current market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets at October 2, 2010 and January 2, 2010.

We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations, and in “Accrued compensation” on the Consolidated Balance Sheets at October 2, 2010 and January 2, 2010.
2007 Facility Consolidation and Severance Costs
During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings and reduction in force initiatives which resulted in charges of $17.1 million during the fourth quarter of fiscal 2007. As of October 2, 2010 and January 2, 2010, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.
The table below summarizes the balance of accrued facility consolidation reserve and the changes in the accrual for the third quarter ended October 2, 2010 (in thousands):

Balance at July 3, 2010	$11,072
Payments	(538)
Accretion of discount used to calculate liability	168

Balance at October 2, 2010	$10,702

The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first nine months of fiscal 2010 (in thousands):

Balance at January 2, 2010	$11,755
Payments	(1,608)
Accretion of discount used to calculate liability	555

Balance at October 2, 2010	$10,702

2008 Facility Consolidation and Severance Costs
During fiscal 2008, our board of directors approved a plan to exit our custom milling operations in California primarily due to the impact of unfavorable market conditions on that business. The closure of the custom milling facilities resulted in facility consolidation charges of $2.0 million and severance and outplacement costs of $1.0 million. In addition, we executed other reduction in force initiatives which resulted in $4.2 million of severance. At October 2, 2010 and January 2, 2010, there was no remaining severance reserve.
The table below summarizes the balance of accrued facility consolidation reserve and the changes in the accrual for the third quarter ended October 2, 2010 (in thousands):

Balance at July 3, 2010	$198
Payments and other	(156)
Sublease income	70

Balance at October 2, 2010	$112

The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first nine months of fiscal 2010 (in thousands):

Balance at January 2, 2010	$645
Payments and other	(743)
Sublease income	210

Balance at October 2, 2010	$112

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
The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accruals for the third quarter of fiscal 2010 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at July 3, 2010	$498	$16	$514
Payments and other	(37)	(16)	(53)

Balance at October 2, 2010	$461	$—	$461

The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accruals for the first nine months of fiscal 2010 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total
Balance at January 2, 2010	$571	$151	$722
Payments and other	(110)	(151)	(261)

Balance at October 2, 2010	$461	$—	$461

2010 Severance Costs
During the third quarter of fiscal 2010, we had certain reduction in force activities which resulted in severance charges of $0.3 million.
The table below summarizes the balance of the severance reserve and the change in the accrual for the third quarter of fiscal 2010 (in thousands):

Balance at July 4, 2010	$—
Charges	342
Payments	(70)

Balance at October 2, 2010	$272

4. Assets Held for Sale and Net Gain on Disposition
As part of our restructuring efforts to improve our cost structure and cash flow, we closed certain facilities during fiscal 2009 and fiscal 2008. During the first nine months of fiscal 2009, we designated certain real properties as held for sale and sold certain real properties that resulted in a $4.4 million gain recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations. As of October 2, 2010 and January 2, 2010, total assets held for sale were $1.6 million and were included in “Other current assets” in our Consolidated Balance Sheets.

5. Comprehensive Loss
The calculation of comprehensive loss is as follows (in thousands):

	Third Quarter
	Period from	Period from
	July 4, 2010	July 5, 2009
	to	to
	October 2, 2010	October 3, 2009
Net loss	$(14,852)	$(13,463)

Other comprehensive income:
Foreign currency translation	627	844
Unrealized gain from cash flow hedge	324	2,438

Comprehensive loss	$(13,901)	$(10,181)

	Nine Months Ended
	Period from	Period from
	January 3, 2010	January 4, 2009
	to	to
	October 2, 2010	October 3, 2009
Net loss	$(32,998)	$(73,488)
Other comprehensive income:
Foreign currency translation	286	1,438
Unrealized gain from cash flow hedge	973	7,913

Comprehensive loss	$(31,739)	$(64,137)

6. Employee Benefits
Defined Benefit Pension Plans
Most of our hourly employees participate in noncontributory defined benefit pension plans, which include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. During the first nine months of fiscal 2010, we contributed $2.5 million to the hourly pension plan. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.
Net periodic pension cost for our pension plans included the following (in thousands):

	Third Quarter
	Period from July 4, 2010,	Period from July 5,
	2010 to October 2, 2010	2009 to October 3, 2009

Service cost	$498	$452
Interest cost on projected benefit obligation	1,186	1,125
Expected return on plan assets	(1,232)	(1,132)
Amortization of unrecognized loss	123	180

Net periodic pension cost	$575	$625

	Nine Months Ended
	Period from January 3,	Period from January 4,
	2010 to October 2, 2010	2009 to October 3, 2009

Service cost	$1,494	$1,356
Interest cost on projected benefit obligation	3,558	3,375
Expected return on plan assets	(3,696)	(3,396)
Amortization of unrecognized loss	369	540

Net periodic pension cost	$1,725	$1,875

7. Revolving Credit Facility
As of October 2, 2010, we had outstanding borrowings of $102.0 million and excess availability of $142.5 million under the terms of our revolving credit facility. The interest rate on the revolving credit facility was 4.2% at October 2, 2010. As of October 2, 2010 and January 2, 2010, we had outstanding letters of credit totaling $7.9 million and $6.0 million, respectively, primarily for the purposes of securing collateral requirements under the interest rate swap, casualty insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $94.3 million as long-term debt.
On July 7, 2010, we reached an agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and the other signatories thereto, to amend the terms of our existing revolving credit facility, dated August 4, 2006, as amended. This amendment extends the final maturity of the facility date to January 7, 2014 and decreases the maximum availability under the agreement from $500 million to $400 million. This decrease does not impact our current available borrowing capacity under the revolving credit facility since the borrowing base, which is based on eligible accounts receivable and inventory, currently permits less than $400 million in revolver borrowings. This amendment also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million. As a result of reducing our maximum borrowing capacity from $500 million to $400 million, we capitalized $6.5 million in new debt issuance costs and recorded expense of $0.2 million for the write-off of the old debt issuance costs associated with the reduction in borrowing capacity.
Under the amended agreement, our revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed coverage charge ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base or $60.0 million (subject to increase to $75.0 million if we exercise the uncommitted accordion credit facility in full) (the “Excess Availability Threshold”). The fixed coverage charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed coverage charge ratio requirement only applies when excess availability under our revolving credit facility is less than the Excess Availability Threshold for three consecutive business days. As of October 2, 2010 and through the time of the filing of our Quarterly Report on Form 10-Q, we were in compliance with all covenants. We had $142.5 million and $157.1 million of availability as of October 2, 2010 and January 2, 2010, respectively. Our lowest level of availability in the last three years was $133.8 million as of October 2, 2010. We do not anticipate our excess availability will drop below the Excess Availability Threshold. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than the Excess Availability Threshold, excluding unrestricted cash, for three consecutive business days or in the event of default. Our revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.
During fiscal 2009, we reduced our maximum borrowing capacity from $800 million to $500 million, which resulted in expense of $1.4 million for the write-off of debt financing costs.

8. Mortgage
On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 55 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wells Fargo Bank, National Association.
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
During the third quarter of fiscal 2010 and the third quarter of fiscal 2009, changes associated with our interest rate swap in our Consolidated Statements of Operations included the following (in thousands):

	Period from July 4, 2010	Period from July 5,
	to October 2, 2010	2009 to October 3, 2009

Charges associated with reducing our borrowings outstanding	$—	$1,881
Amortization of accumulated other comprehensive loss	532	556
Gain related to fair value changes	(1,688)	(1,006)

Changes associated with the ineffective interest rate swap	$(1,156)	$1,431

During the first nine months of fiscal 2010 and the first nine months of fiscal 2009, changes associated with our interest rate swap in our Consolidated Statements of Operations included the following (in thousands):

	Period from January 3, 2010	Period from January 4,
	to October 2, 2010	2009 to October 3, 2009

Charges associated with reducing our borrowings outstanding	$—	$9,048
Amortization of accumulated other comprehensive loss	1,592	2,403
Gain related to fair value changes	(4,809)	(4,110)

Changes associated with the ineffective interest rate swap	$(3,217)	$7,341

The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of October 2, 2010 (in thousands):

Balance at January 2, 2010	$2,675

Amortization of accumulated other comprehensive loss recorded to interest expense	(1,592)

Balance at October 2, 2010	$1,083

The remaining $1.1 million of accumulated other comprehensive loss will be amortized over the remaining seven month term of the interest rate swap and recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.
The fair value of our swap liability at October 2, 2010 and January 2, 2010 was $4.1 million and $8.9 million, respectively.
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
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap, we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i) the present value factors used in determining fair value (ii) projected LIBOR, and (iii) the risk of non-performance. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at October 2, 2010 and at January 2, 2010 due to the fact that the risk of counterparty non-performance was nominal. The fair value of the interest rate swap was a liability of $4.1 million and $8.9 million at October 2, 2010 and January 2, 2010, respectively. These balances are included in “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets.

The following table presents a reconciliation of the level 3 interest rate swap liability measured at fair value on a recurring basis as of October 2, 2010 (in thousands):

Fair value at January 2, 2010	$(8,924)
Unrealized gains included in earnings, net	4,809

Fair value at October 2, 2010	$(4,115)

The $4.8 million unrealized gain is included in “Changes associated with ineffective interest rate swap” in the Consolidated Statements of Operations.
Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. Assumptions critical to our fair value in the period were present value factors used in determining fair value comprised of cash flows related to repayment of the mortgage and an interest rate. At October 2, 2010, the carrying value and fair value of our mortgage was $285.7 million.
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
G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one year earlier than the originally agreed upon May 7, 2010 termination date. Under the terms of the Modification Agreement, we received four quarterly cash payments of $4.7 million, which began on May 1, 2009 and ended on February 1, 2010. As a result of the termination, we recognized a net gain of $17.6 million during the first nine months of fiscal 2009 as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement. We believe the early termination of the Supply Agreement continued to contribute to the decline in our structural panel sales volume during the first nine months of fiscal 2010. However, because the majority of these sales are through the direct sales channel, the lower structural panel sales volume had a limited impact on our gross profit during this period. To the extent we are unable to replace these volumes with structural product from G-P or other suppliers, the early termination of the Supply Agreement may continue to negatively impact our sales of structural products which could impact our net sales and our costs, which in turn could impact our gross profit, net income, and cash flows.
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

During the third quarter of fiscal 2010, we were a claimant in a class action lawsuit pending in the United States District Court for the Eastern District of Pennsylvania alleging that the following manufacturers of oriented strand board (“OSB”) conspired in violation of federal antitrust law to restrict the supply of OSB structural panel products and raise prices: Louisiana-Pacific Corporation, Weyerhaeuser Company, Georgia-Pacific LLC (f/k/a Georgia-Pacific Corporation), Ainsworth Lumber Co. Ltd., Potlatch Corporation, Norbord Industries Inc., Tolko Industries Ltd., Grant Forest Products Inc. and Grant Forest Products Sales Inc., and J.M. Huber Corporation or Huber Engineered Woods LLC (collectively, the “Defendants”). On September 13, 2010, we reached a cash settlement in the amount of $5.2 million. This $5.2 million was recognized as a gain in “Selling, general, and administrative” expenses in our Statements of Operations for the third quarter and first nine months of fiscal 2010.
Collective Bargaining Agreements
As of October 2, 2010, approximately 31% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 1% of our work force will expire within one year.
14. Tender Offer
On July 21, 2010, our Board of Directors (“Board”) received notice from our largest shareholder, Cerberus ABP Investor LLC (“CAI”) that it intended to make a tender offer for the shares of our stock it does not own for $3.40 in cash per share. Our Board formed a special committee (the “Special Committee”) consisting of Richard B. Marchese, Alan H. Schumacher and Richard S. Grant, our three independent directors, to evaluate the tender offer. The Special Committee was granted full power and authority to evaluate the proposal to determine our recommendation to our shareholders with respect to any tender offer commenced by CAI and to take any other action it determined to be in our best interests and the best interests of our shareholders. Completion of the tender offer was subject to the satisfaction or waiver of certain conditions, including that as result of the tender offer, CAI would own 90% of our issued and outstanding shares, which we refer to as the 90% condition.
On September 22, 2010, CAI and Cerberus increased the purchase price to be paid in their cash tender offer to $4.00 per share for all of our outstanding publicly held shares not owned by CAI.
On September 27, 2010, the Special Committee unanimously determined, by all members participating in the deliberations, that the tender offer (“Offer”) is fair, from a financial point of view, to our shareholders (other than CAI and Cerberus Capital). Additionally, the Special Committee recommended, on behalf of us and the Board, that our shareholders accept the Offer and tender their Shares pursuant to the Offer.
On October 19, 2010, CAI announced that its cash tender offer (the “Amended Offer”) to purchase all of our outstanding publicly held shares not owned by CAI for a price of $4.00 per share expired at midnight, New York City time, on Monday, October 18, 2010, without acceptance of the tendered shares, due to the 90% condition not being satisfied.
During the third quarter and the first nine months of fiscal 2010, we incurred charges of $3.0 million as a result of the tender offer. These charges were included in “Selling, general, and administrative” expenses in our Statement of Operations.
BlueLinx, its directors, and CAI were named as defendants in putative shareholder class actions filed in the Superior Courts of Fulton and Cobb Counties, Georgia, the United States District Court for the Northern District of Georgia, the Chancery Court for the State of Delaware, and the Supreme Court of the State of New York in connection with the proposed tender offer announced by CAI on July 21, 2010 and commenced by CAI on August 2, 2010 discussed herein: Habiniak, et al. v. Cohen, et al., Fulton County Superior Court, Georgia, filed July 23, 2010; Hindermann, et al. v. BlueLinx Holdings Inc., et al., Cobb County Superior Court, Georgia, filed July 27, 2010; Jerszynski v. BlueLinx Holdings, Inc., et al., Cobb County Superior Court, Georgia, filed August 3, 2010; Winter v. Cerberus ABP Investor LLC, Cobb County Superior Court, Georgia; Stadium Capital Qualified Partners, L.P. v. Cerberus ABP Investor LLC, et al., Delaware Chancery Court; Habiniak v. Cohen, et al., Delaware Chancery Court; Liang v. Cohen, et al., Delaware Chancery Court; Kajaria v. Cohen, et al., United States District Court for the Northern District of Georgia; and Cenzone v. Judd, et al., Supreme Court of New York. Certain complaints also name Cerberus Capital Management L.P. as a defendant. The complaints seek to enjoin the proposed tender offer, alleging that the Company’s directors and CAI breached their fiduciary duties by, among other things, failing to make certain disclosures and maximize the value to be received by BlueLinx shareholders. The complaints also assert claims of aiding and abetting breach of fiduciary duty. In addition to an order enjoining the transaction, the complaints variously seek, among other things: additional disclosures regarding the proposed transaction; imposition of a constructive trust in favor of plaintiffs for any improper benefits received by defendants; rescission of the transaction, if consummated, or an award to plaintiffs of rescissory damages; and attorneys’ fees and expenses. In light of the expiration of the tender offer, we believe that these complaints are now moot.

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
15. Subsequent Events
On November 1, 2010, we sold the assets of our remaining Lane Stanton Vance locations to McKillican American, Inc. We anticipate this sale will have an immaterial impact on operations.
16. Supplemental Consolidating Financial Statements
The consolidating financial information as of October 2, 2010 and January 2, 2010 and for the third quarters of fiscal 2010 and fiscal 2009 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended January 2, 2010, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental consolidated financial statements are sixty-two single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.
The consolidating Statement of Operations for BlueLinx Holdings Inc. for the period from July 4, 2010 to October 2, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$464,690	$7,457	$(7,457)	$464,690
Cost of sales	—	414,748	—	—	414,748

Gross profit	—	49,942	7,457	(7,457)	49,942

Operating expenses:
Selling, general and administrative	4,643	56,893	42	(7,457)	54,121
Depreciation and amortization	—	2,151	960	—	3,111

Total operating expenses	4,643	59,044	1,002	(7,457)	57,232

Operating (loss) income	(4,643)	(9,102)	6,455	—	(7,290)
Non-operating expenses:
Interest expense	—	4,371	4,750	—	9,121
Changes associated with ineffective interest rate swap	—	(1,156)	—	—	(1,156)
Write-off of debt issuance costs	—	183	—	—	183
Other expense (income), net	—	214	(22)	—	192

(Loss) income before (benefit from) provision for income taxes	(4,643)	(12,714)	1,727	—	(15,630)
(Benefit from) provision for income taxes	(916)	(536)	674	—	(778)
Equity in loss of subsidiaries	(11,125)	—	—	11,125	—

Net (loss) income	$(14,852)	$(12,178)	$1,053	$11,125	$(14,852)

The consolidating Statement of operations for BlueLinx Holdings Inc. for the period from July 5, 2009 to October 3, 2009 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$449,363	$7,457	$(7,457)	$449,363
Cost of sales	—	394,058	—	—	394,058

Gross profit	—	55,305	7,457	(7,457)	55,305

Operating expenses (income):
Selling, general and administrative	1,399	61,035	47	(7,457)	55,024
Depreciation and amortization	—	2,922	960	—	3,882

Total operating expenses	1,399	63,957	1,007	(7,457)	58,906

Operating (loss) income	(1,399)	(8,652)	6,450	—	(3,601)
Non-operating expenses:
Interest expense	—	3,364	4,623	—	7,987
Changes associated with ineffective interest rate swap	—	1,431	—	—	1,431
Other expense (income), net	—	386	(62)	—	324

(Loss) income before (benefit from) provision for income taxes	(1,399)	(13,833)	1,889	—	(13,343)
(Benefit from) provision for income taxes	(720)	104	736	—	120
Equity in (loss) income of subsidiaries	(12,784)	—	—	12,784	—

Net income (loss)	$(13,463)	$(13,937)	$1,153	$12,784	$(13,463)

The consolidating Statement of Operations for BlueLinx Holdings Inc. for the period from January 3, 2010 to October 2, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,436,521	$22,369	$(22,369)	$1,436,521
Cost of sales	—	1,270,182	—	—	1,270,182

Gross profit	—	166,339	22,369	(22,369)	166,339

Operating expenses:
Selling, general and administrative	8,099	181,862	132	(22,369)	167,724
Depreciation and amortization	—	7,408	2,881	—	10,289

Total operating expenses	8,099	189,270	3,013	(22,369)	178,013

Operating (loss) income	(8,099)	(22,931)	19,356	—	(11,674)
Non-operating expenses:
Interest expense	—	10,384	14,257	—	24,641
Changes associated with the ineffective interest rate swap	—	(3,217)	—	—	(3,217)
Write-off of debt issuance costs	—	183	—	—	183
Other expense, net	—	428	15	—	443

(Loss) income before (benefit from) provision for income taxes	(8,099)	(30,709)	5,084	—	(33,724)
(Benefit from) provision for income taxes	(2,234)	(475)	1,983	—	(726)
Equity in loss of subsidiaries	(27,133)	—	—	27,133	—

Net (loss) income	$(32,998)	$(30,234)	$3,101	$27,133	$(32,998)

The consolidating Statement of Operations for BlueLinx Holdings Inc. for the period from January 4, 2009 to October 3, 2009 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,280,000	$22,460	$(22,460)	$1,280,000
Cost of sales	—	1,132,119	—	—	1,132,119

Gross profit	—	147,881	22,460	(22,460)	147,881

Operating expenses (income):
Selling, general and administrative	4,466	185,851	(4,113)	(22,460)	163,744
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,554)	—	—	(17,554)
Depreciation and amortization	—	10,189	2,964	—	13,153

Total operating expenses (income)	4,466	178,486	(1,149)	(22,460)	159,343

Operating (loss) income	(4,466)	(30,605)	23,609	—	(11,462)
Non-operating expenses:
Interest expense	—	10,042	14,568	—	24,610
Changes associated with ineffective interest rate swap	—	7,341	—	—	7,341
Write-off of debt issuance costs	—	1,407	—	—	1,407
Other expense (income), net	—	616	(134)	—	482

(Loss) income before (benefit from) provision for income taxes	(4,466)	(50,011)	9,175	—	(45,302)
(Benefit from) provision for income taxes	(3,679)	28,287	3,578	—	28,186
Equity in (loss) income of subsidiaries	(72,701)	—	—	72,701	—

Net (loss) income	$(73,488)	$(78,298)	$5,597	$72,701	$(73,488)

The consolidating balance sheet for BlueLinx Holdings Inc. as of October 2, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$28	$12,530	$363	$—	$12,921
Receivables	—	166,641	—	—	166,641
Inventories	—	195,569	—	—	195,569
Deferred income tax assets	275	(910)	—	635	—
Other current assets	742	20,414	1,599	—	22,755
Intercompany receivable	59,161	4,890	—	(64,051)	—

Total current assets	60,206	399,134	1,962	(63,416)	397,886

Property and equipment:
Land and land improvements	—	3,050	49,513	—	52,563
Buildings	—	7,376	88,651	—	96,027
Machinery and equipment	—	71,328	—	—	71,328
Construction in progress	—	2,225	—	—	2,225

Property and equipment, at cost	—	83,979	138,164	—	222,143
Accumulated depreciation	—	(64,750)	(25,992)	—	(90,742)

Property and equipment, net	—	19,229	112,172	—	131,401
Investment in subsidiaries	(34,346)	—	—	34,346	—

Non-current deferred income tax assets	—	5,075	2,227	(7,302)	—
Other non-current assets	—	17,834	31,632	—	49,466

Total assets	$25,860	$441,272	$147,993	$(36,372)	$578,753

Liabilities:
Current liabilities:
Accounts payable	$2,832	$77,857	$—	$—	$80,689
Bank overdrafts	—	30,673	—	—	30,673
Accrued compensation	45	5,155	—	—	5,200

Deferred income tax liabilities	(635)	—	—	635	—
Current maturities of long-term debt	—	7,689	—	—	7,689
Other current liabilities	—	20,559	1,912	—	22,471

Intercompany payable	2,240	56,927	4,884	(64,051)	—

Total current liabilities	4,482	198,860	6,796	(63,416)	146,722

Non-current liabilities:
Long-term debt	—	94,307	285,669	—	379,976

Non-current deferred income tax liabilities	—	2,524	4,778	(7,302)	—
Other non-current liabilities	—	30,677	—	—	30,677

Total liabilities	4,482	326,368	297,243	(70,718)	557,375

Shareholders’ Equity/Parent’s Investment	21,378	114,904	(149,250)	34,346	21,378

Total liabilities and equity	$25,860	$441,272	$147,993	$(36,372)	$578,753

The consolidating balance sheet for BlueLinx Holdings Inc. as of January 2, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$32	$29,129	$296	$—	$29,457
Receivables	—	119,347	—	—	119,347
Inventories	—	173,185	—	—	173,185
Deferred income tax assets	275	(910)	—	635	—
Other current assets	925	42,172	1,873	—	44,970
Intercompany receivable	63,905	5,793	—	(69,698)	—

Total current assets	65,137	368,716	2,169	(69,063)	366,959

Property and equipment:
Land and land improvements	—	3,134	49,487	—	52,621
Buildings	—	7,494	88,651	—	96,145
Machinery and equipment	—	69,767	—	—	69,767
Construction in progress	—	791	—	—	791

Property and equipment, at cost	—	81,186	138,138	—	219,324

Accumulated depreciation	—	(59,030)	(23,111)	—	(82,141)

Property and equipment, net	—	22,156	115,027	—	137,183
Investment in subsidiaries	(11,755)	—	—	11,755	—

Non-current deferred income tax assets	—	5,075	2,227	(7,302)	—
Other non-current assets	—	19,016	23,688	—	42,704

Total assets	$53,382	$414,963	$143,111	$(64,610)	$546,846

Liabilities:
Current liabilities:
Accounts payable	$38	$64,580	$—	$—	$64,618
Bank overdrafts	—	27,232	—	—	27,232
Accrued compensation	16	4,863	—	—	4,879

Deferred income tax liabilities	(635)	—	—	635	—

Other current liabilities	—	20,637	1,871	—	22,508
Intercompany payable	3,143	61,644	4,911	(69,698)	—

Total current liabilities	2,562	178,956	6,782	(69,063)	119,237

Non-current liabilities:
Long-term debt	—	56,000	285,669	—	341,669
Non-current deferred income tax liabilities	—	2,524	4,778	(7,302)	—
Other non-current liabilities	—	35,120	—	—	35,120

Total liabilities	2,562	272,600	297,229	(76,365)	496,026

Shareholders’ Equity/Parent’s Investment	50,820	142,363	(154,118)	11,755	50,820

Total liabilities and equity	$53,382	$414,963	$143,111	$(64,610)	$546,846

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 3, 2010 to October 2, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(32,998)	$(30,234)	$3,101	$27,133	$(32,998)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	7,408	2,881	—	10,289
Amortization of debt issuance costs	—	525	501	—	1,026
Payments from terminating the Georgia-Pacific supply agreement	—	4,706	—	—	4,706
Changes associated with the ineffective interest rate swap	—	(3,217)	—	—	(3,217)
Write-off of debt issuance costs	—	183	—	—	183
Deferred income tax benefit	—	(621)	—	—	(621)
Share-based compensation expense	1,361	1,519	—	—	2,880
Decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	—	6,009	—	—	6,009
Equity in earnings of subsidiaries	27,133	—	—	(27,133)	—
Changes in assets and liabilities:
Receivables	—	(47,294)	—	—	(47,294)
Inventories	—	(22,384)	—	—	(22,384)
Accounts payable	2,794	13,277	—	—	16,071
Changes in other working capital	212	20,758	315	—	21,285
Intercompany receivable	9,460	903	—	(10,363)	—
Intercompany payable	(903)	(9,433)	(27)	10,363	—
Other	(3)	(3,820)	(26)	—	(3,849)

Net cash provided by (used in) operating activities	7,056	(61,715)	6,745	—	(47,914)

Cash flows from investing activities:
Investment in subsidiaries	(1,767)	—	—	1,767	—
Property, plant and equipment investments	—	(2,689)	—	—	(2,689)
Proceeds from disposition of assets	—	689	—	—	689

Net cash (used in) provided by investing activities	(1,767)	(2,000)	—	1,767	(2,000)

Cash flows from financing activities:
Net transactions with Parent	—	—	1,767	(1,767)	—
Repurchase of common stock	(583)	—	—	—	(583)
Increase in revolving credit facility	—	45,996	—	—	45,996
Payments on capital lease obligations	—	(564)			(564)
Increase in bank overdrafts	—	3,441	—	—	3,441
Increase in restricted cash related to the mortgage	—	—	(8,397)	—	(8,397)
Debt financing costs	—	(6,473)	(48)	—	(6,521)
Intercompany receivable	(4,716)	—	—	4,716	—
Intercompany payable	—	4,716	—	(4,716)	—
Other	6	—	—	—	6

Net cash (used in) provided by financing activities	(5,293)	47,116	(6,678)	(1,767)	33,378

Decrease (increase) in cash	(4)	(16,599)	67	—	(16,536)
Balance, beginning of period	32	29,129	296	—	29,457

Balance, end of period	$28	$12,530	$363	$—	$12,921

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 4, 2009 to October 3, 2009 follows (in thousands):

	BlueLinx
	Holdings	BlueLinx	LLC
	Inc.	Corporation	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(73,488)	$(78,298)	$5,597	$72,701	$(73,488)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	10,189	2,964	—	13,153
Amortization of debt issue costs	—	1,354	489	—	1,843
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,554)	—	—	(17,554)
Payments from terminating the Georgia-Pacific supply agreement	—	9,412	—	—	9,412
Gain from sale properties	—	(169)	(4,237)	—	(4,406)
Prepayment penalty associated with sale of facility	—	—	616	—	616
Changes associated with ineffective interest rate swap	—	7,341	—	—	7,341
Write-off of debt issuance costs	—	1,407	—	—	1,407
Vacant property charges, net	—	457	—	—	457
Deferred income tax (benefit) provision	(13)	27,389	(148)	—	27,228
Share-based compensation expense	1,344	826	—	—	2,170
Decrease in restricted cash	—	3,021	—	—	3,021
Equity in earnings of subsidiaries	72,701	—	—	(72,701)	—
Changes in assets and liabilities:
Receivables	—	(38,003)	—	—	(38,003)
Inventories	—	16,359	—	—	16,359
Accounts payable	(4)	30,174	—	—	30,170
Changes in other working capital	(1,327)	8,532	(235)	—	6,970
Intercompany receivable	(1,758)	(1,768)	—	3,526	—
Intercompany payable	1,768	(699)	2,457	(3,526)	—
Other	1	(210)	17	—	(192)

Net cash (used in) provided by operating activities	(776)	(20,240)	7,520	—	(13,496)

Cash flows from investing activities:
Investment in subsidiaries	26,251	—	—	(26,251)	—
Property, plant and equipment investments	—	(952)	—	—	(952)
Proceeds from sale of assets	—	2,019	6,435	—	8,454

Net cash provided by (used in) investing activities	26,251	1,067	6,435	(26,251)	7,502

Cash flows from financing activities:
Net transactions with Parent	—	(24,998)	(1,253)	26,251	—
Repurchase of common stock	(1,862)	—	—	—	(1,862)
Net decrease in revolving credit facility	—	(100,000)	—	—	(100,000)
Payment of principal on mortgage	—	—	(3,201)	—	(3,201)
Prepayment fees associated with sale of facility	—	—	(616)	—	(616)
Decrease in bank overdrafts	—	(4,699)	—	—	(4,699)
Increase in restricted cash related to the mortgage	—	—	(8,442)		(8,442)
Intercompany receivable	(23,619)	—	—	23,619	—
Intercompany payable	—	23,619	—	(23,619)	—
Other	6	—	(47)	—	(41)

Net cash (used in) provided by financing activities	(25,475)	(106,078)	(13,559)	26,251	(118,861)

(Decrease) increase in cash	—	(125,251)	396	—	(124,855)
Balance, beginning of period	32	150,259	62	—	150,353

Balance, end of period	$32	$25,008	$458	$—	$25,498

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
Overview
Background
We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of approximately 60 distribution centers which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 45% of our third quarter of fiscal 2010 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding) and metal products (excluding rebar and remesh). Specialty products accounted for approximately 55% of our third quarter of fiscal 2010 gross sales.
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
Tender Offer
On July 21, 2010, our Board of Directors (“Board”) received notice from our largest shareholder, Cerberus ABP Investor LLC (“CAI”) that it intended to make a tender offer for the shares of our stock it does not own for $3.40 in cash per share. Our Board formed a special committee (the “Special Committee”) consisting of Richard B. Marchese, Alan H. Schumacher and Richard S. Grant, our three independent directors, to evaluate the tender offer. The Special Committee was granted full power and authority to evaluate the proposal to determine our recommendation to our shareholders with respect to any tender offer commenced by CAI and to take any other action it determined to be in our best interests and the best interests of our shareholders. Completion of the tender offer was subject to the satisfaction or waiver of certain conditions, including that as result of the tender offer, CAI would own 90% of our issued and outstanding shares, which we refer to as the 90% condition.
On September 22, 2010, CAI and Cerberus increased the purchase price to be paid in their cash tender offer to $4.00 per share for all our outstanding publicly held shares not owned by CAI.
On September 27, 2010, the Special Committee unanimously determined, by all members participating in the deliberations, that the tender offer (“Offer”) is fair, from a financial point of view, to our shareholders (other than CAI and Cerberus Capital). Additionally, the Special Committee recommended, on behalf of us and the Board, that our shareholders accept the Offer and tender their Shares pursuant to the Offer.
On October 19, 2010, CAI announced that its cash tender offer (the “Amended Offer”) to purchase all of our outstanding publicly held shares not owned by CAI for a price of $4.00 per share expired at midnight, New York City time, on Monday, October 18, 2010, without acceptance of the tendered shares, due to the 90% condition not being satisfied.

During the third quarter and the first nine months of fiscal 2010, we incurred charges of $3.0 million as a result of the tender offer. These charges were included in “Selling, general, and administrative” expenses in our Statement of Operations.
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
G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one year earlier than the originally agreed upon May 7, 2010 termination date. Under the terms of the Modification Agreement, we received four quarterly cash payments of $4.7 million, which began on May 1, 2009 and ended on February 1, 2010. As a result of the termination, we recognized a net gain of $17.6 million during the first nine months of fiscal 2009 as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement. We believe the early termination of the Supply Agreement continued to contribute to the decline in our structural panel sales volume during the first nine months of fiscal 2010. However, because the majority of these sales are through the direct sales channel, the lower structural panel sales volume had a limited impact on our gross profit during these periods. To the extent we are unable to replace these volumes with structural product from G-P or other suppliers, the early termination of the Supply Agreement may continue to negatively impact our sales of structural products which could impact our net sales and our costs, which in turn could impact our gross profit, net income, and cash flows.
OSB Litigation Settlement
During the third quarter of fiscal 2010, we were a claimant in a class action lawsuit pending in the United States District Court for the Eastern District of Pennsylvania alleging that the following manufacturers of oriented strand board (“OSB”) conspired in violation of federal antitrust law to restrict the supply of OSB structural panel products and raise prices: Louisiana-Pacific Corporation, Weyerhaeuser Company, Georgia-Pacific LLC (f/k/a Georgia-Pacific Corporation), Ainsworth Lumber Co. Ltd., Potlatch Corporation, Norbord Industries Inc., Tolko Industries Ltd., Grant Forest Products Inc. and Grant Forest Products Sales Inc., and J.M. Huber Corporation or Huber Engineered Woods LLC (collectively, the “Defendants”). On September 13, 2010, we received a cash settlement in the amount of $5.2 million. This $5.2 million was recognized as a gain in “Selling, general, and administrative” expenses in our Statements of Operations for the third quarter and first nine months of fiscal 2010.
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

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the third quarter of fiscal 2010, the third quarter of fiscal 2009, the first nine months of fiscal 2010, the first nine months of fiscal 2009, fiscal 2009 and fiscal 2008.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2010	Q3 2009	2010 YTD	2009 YTD	2009	2008
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products	$214	$202	$683	$567	$738	$1,422
Specialty Products	264	258	783	742	948	1,412
Other(1)	(13)	(11)	(29)	(29)	(40)	(54)

Total Sales	$465	$449	$1,437	$1,280	$1,646	$2,780

Sales Variances
Unit Volume $ Change	$(6)	$(235)	$52	$(917)	$(1,036)	$(1,161)
Price/Other(1)	22	(43)	105	(81)	(98)	107

Total $ Change	$16	$(278)	$157	$(998)	$(1,134)	$(1,054)

Unit Volume % Change	(1.2)%	(31.7)%	3.9%	(39.6)%	(36.6)%	(29.7)%
Price/Other(1)	4.8%	(6.5)%	8.4%	(4.2)%	(4.2)%	2.2%

Total % Change	3.6%	(38.2)%	12.3%	(43.8)%	(40.8)%	(27.5)%

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, in each case for the third quarter of fiscal 2010, the third quarter of fiscal 2009, the first nine months of fiscal 2010, the first nine months of fiscal 2009, fiscal 2009 and fiscal 2008.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2010	Q3 2009	2010 YTD	2009 YTD	2009	2008
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products	$16	$21	$62	$58	$73	$134
Specialty Products	38	39	115	102	132	200
Other (1)	(4)	(5)	(11)	(12)	(12)	(19)

Total Gross Margin $’s	$50	$55	$166	$148	$193	$315

Gross Margin %’s by Category
Structural Products	7.5%	10.4%	9.1%	10.2%	9.9%	9.4%
Specialty Products	14.4%	15.1%	14.7%	13.7%	13.9%	14.2%
Total Gross Margin %’s	10.7%	12.3%	11.6%	11.6%	11.7%	11.3%
Unit Volume Change by Product
Structural Products	(4.3)%	(33.7)%	1.7%	(43.9)%	(40.3)%	(34.6)%
Specialty Products	1.3%	(29.8)%	5.7%	(35.2)%	(32.8)%	(24.0)%
Total Change in Unit Volume %’s	(1.2)%	(31.7)%	3.9%	(39.6)%	(36.6)%	(29.7)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the third quarter of fiscal 2010, the third quarter of fiscal 2009, the first nine months of fiscal 2010, the first nine months of fiscal 2009, fiscal 2009 and fiscal 2008.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2010	Q3 2009	2010 YTD	2009 YTD	2009	2008
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$371	$345	$1,130	$959	$1,251	$2,044
Direct	107	115	336	350	435	790
Other(1)	(13)	(11)	(29)	(29)	(40)	(54)

Total	$465	$449	$1,437	$1,280	$1,646	$2,780

Gross Margin by Channel
Warehouse/Reload	$48	$53	$159	$137	$177	$284
Direct	6	7	18	23	28	50
Other(1)	(4)	(5)	(11)	(12)	(12)	(19)

Total	$50	$55	$166	$148	$193	$315

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2010	Q3 2009	2010 YTD	2009 YTD	2009	2008
	(Dollars in millions)
	(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	12.9%	15.4%	14.1%	14.3%	14.1%	13.9%
Direct	5.6%	6.1%	5.4%	6.6%	6.4%	6.3%
Total	10.7%	12.3%	11.6%	11.6%	11.7%	11.3%

(1)	“Other” includes unallocated allowances and adjustments.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2010 and fiscal year 2009 each contain 52 weeks.
Results of Operations
Third Quarter of Fiscal 2010 Compared to Third Quarter of Fiscal 2009
The following table sets forth our results of operations for the third quarter of fiscal 2010 and third quarter of fiscal 2009.

		% of		% of
	Third Quarter of	Net	Third Quarter of	Net
	Fiscal 2010	Sales	Fiscal 2009	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$464,690	100.0%	$449,363	100.0%
Gross profit	49,942	10.7%	55,305	12.3%
Selling, general & administrative	54,121	11.6%	55,024	12.2%
Depreciation and amortization	3,111	0.7%	3,882	0.9%

Operating loss	(7,290)	(1.6)%	(3,601)	(0.8)%
Interest expense	9,121	2.0%	7,987	1.8%
Changes associated with the ineffective interest rate swap	(1,156)	(0.2)%	1,431	0.3%
Write-off of debt issuance costs	183	(0.0)%	—	0.0%
Other expense, net	192	0.0%	324	0.1%

Loss before (benefit from) provision for income taxes	(15,630)	(3.4)%	(13,343)	(3.0)%
(Benefit from) provision for income taxes	(778)	(0.2)%	120	0.0%

Net loss	$(14,852)	(3.2)%	$(13,463)	(3.0)%

Net sales. For the third quarter of fiscal 2010, net sales increased by 3.4%, or $15.3 million, to $464.7 million compared to $449.4 million during the third quarter of fiscal 2009. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) increased by $6.3 million, or 2.5%, compared to the third quarter of fiscal 2009, primarily due to a 1.3% increase in unit volume and a 1.1% increase in specialty products prices. Structural sales, including plywood, OSB, lumber and metal rebar, increased by $11.8 million, or 5.9% from a year ago, as a result of an increase in structural product prices of 10.2%, partially offset by a decrease in unit volume of 4.3%.
Gross profit. Gross profit for the third quarter of fiscal 2010 was $49.9 million, or 10.7% of sales, compared to $55.3 million, or 12.3% of sales, in the prior year period. The decrease in gross profit dollars compared to the third quarter of fiscal 2009 was driven primarily by a decrease in structural product volume of 4.3% due to a decline in sales volume partially offset by an increase in specialty unit volume of 1.3%. Gross margin percentage decreased by 160 basis points to 10.7% primarily due to a decrease in higher margin specialty sales as a percentage of total sales coupled with a decrease in structural margins due to volatility in the structural wood-based products market.
Selling, general, and administrative expenses. Selling, general and administrative expenses for the third quarter of fiscal 2010 were $54.1 million, or 11.6% of net sales, compared to $55.0 million, or 12.2% of net sales, during the third quarter of fiscal 2009. The $0.9 million decrease in selling, general, and administrative expenses was largely due to a $5.2 million gain related to the OSB settlement partially offset by a $3.0 million increase in professional fees related to CAI’s tender offer; a $0.8 million increase in payroll due to severance costs and an increase in headcount; and a $0.6 million increase in fuel expense due to an increase in fuel prices.
Depreciation and amortization. Depreciation and amortization expense totaled $3.1 million for the third quarter of fiscal 2010, compared to $3.9 million for the third quarter of fiscal 2009. The $0.8 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2009 coupled with capital expenditures not keeping pace with our historical level of purchases of property and equipment.
Operating loss. Operating loss for the third quarter of fiscal 2010 was $7.3 million, or 1.6% of sales, compared to an operating loss of $3.6 million, or 0.8% of sales, in the third quarter of fiscal 2009, reflecting a decrease in gross profit dollars of $5.4 million partially offset by a decrease in operating expenses of $1.7 million.
Interest expense. Interest expense totaled $9.1 million for the third quarter of fiscal 2010 compared to $8.0 million for the third quarter of fiscal 2009. The $1.1 million increase is largely due to an increase in debt levels. Interest expense related to our revolving credit facility and mortgage was $3.8 million and $4.6 million, respectively, during this period. During the third quarter of fiscal 2009, interest expense related to our revolving credit facility and mortgage was $2.8 million and $4.6 million, respectively. Interest expense included $0.7 million and $0.6 million of debt issuance cost amortization for the third quarter of fiscal 2010 and the third quarter of fiscal 2009, respectively.
Changes associated with ineffective interest rate swap. Changes associated with the ineffective interest rate swap totaled $1.2 million of income in the third quarter of fiscal 2010 compared to $1.4 million of expense for the third quarter of fiscal 2009. The $2.6 million decrease is primarily due to a $1.9 million charge recognized in the prior year period related to the reduction in our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount. In addition, the gain associated with the change in the swap’s fair value increased by $0.7 million.
Write-off of debt issuance costs. During the third quarter of fiscal 2010, we elected to permanently reduce our revolving loan threshold limit from $500 million to $400 million effective July 7, 2010. As a result of this action, we recorded expense of $0.2 million for the write-off of deferred financing costs that had been capitalized associated with the portion of the revolver that was reduced in the third quarter of fiscal 2010.
(Benefit from) provision for income taxes. The effective tax rate was 5.0% and (0.9)% for the third quarter of fiscal 2010 and the third quarter of fiscal 2009, respectively. The effective tax rate for the third quarter of fiscal 2009 is due to a full valuation allowance recorded against our benefit. For the third quarter of fiscal 2010, the effective tax rate is due to a full valuation allowance recorded against our benefit, a $0.7 million refund related to the 2009 income tax return, and an allocation of income tax expense to Accumulated Other Comprehensive Loss resulting in a benefit. These benefits were partially offset by gross receipts and other taxes.

Net loss. Net loss for the third quarter of fiscal 2010 was $14.9 million compared to a net loss of $13.5 million for the third quarter of fiscal 2009 as a result of the above factors.
On a per-share basis, basic and diluted loss applicable to common shareholders for the third quarter of fiscal 2010 and 2009 were each $0.48 and $0.44, respectively.
First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009
The following table sets forth our results of operations for the first nine months of fiscal 2010 and the first nine months of fiscal 2009.

	First Nine Months	% of	First Nine Months	% of
	of	Net	of	Net
	Fiscal 2010	Sales	Fiscal 2009	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,436,521	100.0%	$1,280,000	100.0%
Gross profit	166,339	11.6%	147,881	11.6%
Selling, general & administrative	167,724	11.7%	163,744	12.8%
Net gain from terminating the Georgia-Pacific supply agreement	—	0.0%	(17,554)	(1.4)%
Depreciation and amortization	10,289	0.7%	13,153	1.0%

Operating loss	(11,674)	(0.8)%	(11,462)	(0.9)%
Interest expense	24,641	1.7%	24,610	1.9%
Changes associated with the ineffective interest rate swap	(3,217)	(0.2)%	7,341	0.6%
Write-off of debt issuance costs	183	0.0%	1,407	0.1%
Other expense, net	443	0.0%	482	0.0%

Loss before (benefit from) provision for income taxes	(33,724)	(2.3)%	(45,302)	(3.5)%
(Benefit from) provision for income taxes	(726)	(0.1)%	28,186	2.2%

Net loss	$(32,998)	(2.3)%	$(73,488)	(5.7)%

Net sales. For the first nine months of fiscal 2010, net sales increased by 12.2%, or $156.5 million, to $1.4 billion compared to $1.3 billion during the first nine months of fiscal 2009. Sales during this period were positively impacted by increases in structural product prices and a 8.5% increase in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) increased by $41.6 million or 5.6% compared to the first nine months of fiscal 2009, reflecting a 5.7% increase in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, increased by $115.5 million, or 20.3% from a year ago, primarily due to a 18.6% increase in structural product prices and a 1.7% increase in unit volume.
Gross profit. Gross profit for the first nine months of fiscal 2010 was $166.3 million, or 11.6% of sales, compared to $147.9 million, or 11.6% of sales, in the prior year period. The increase in gross profit dollars compared to the first nine months of fiscal 2009 was driven primarily by an increase in specialty and structural product volumes of 5.7% and 1.7%, respectively, due to an improvement in the housing market and increases in specialty and structural product prices.
Selling, general, and administrative. Selling, general and administrative expenses for the first nine months of fiscal 2010 were $167.7 million, or 11.7% of net sales, compared to $163.7 million, or 12.8% of net sales, during the first nine months of fiscal 2009. The increase in selling, general, and administrative expenses included a $4.4 million gain recorded in the prior year associated with the sale of real properties; a $3.0 million increase in professional fees associated with CAI’s tender offer; a $2.9 million increase in fuel largely due to an increase in business volume and fuel prices; and a $2.1 million increase in commissions due to an increase in gross margin dollars. These increases were partially offset by a $5.2 million gain associated with an OSB lawsuit settlement; and a $2.7 million decrease in bad debt expense due to continued improvement in our receivables aging.

Net gain from terminating the Georgia-Pacific supply agreement. During the first nine months of fiscal 2009, G-P agreed to pay us $18.8 million in exchange for our agreement to enter into the Modification Agreement one-year earlier than the originally agreed upon May 7, 2010 termination date of the Supply Agreement. As a result of the termination, we recognized a net gain of $17.6 million in the first nine months of fiscal 2009 as a reduction in operating expense. The gain was net of a discount of $0.4 million and a $1.0 million write-off of an intangible asset associated with the Supply Agreement.
Depreciation and amortization. Depreciation and amortization expense totaled $10.3 million for the first nine months of fiscal 2010, compared with $13.2 million for the first nine months of fiscal 2009. The $2.9 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2009 coupled with capital expenditures not keeping pace with our historical level of purchases of property and equipment.
Operating loss. Operating loss for the first nine months of fiscal 2010 was $11.7 million, or 0.8% of sales, compared to $11.5 million, or 0.9% of sales, in the prior year period. The change in operating loss reflects an $18.5 million increase in gross profit that was partially offset by the $17.6 million net gain from terminating the G-P supply agreement in the prior year period and a $1.1 million increase in other operating expenses.
Interest expense. Interest expense totaled $24.6 million for each of the first nine months of fiscal 2010 and the first nine months of fiscal 2009. Interest expense related to our revolving credit facility and mortgage was $9.8 million and $13.8 million, respectively, during the first nine months of fiscal 2010. During the first nine months of fiscal 2009, interest expense related to our revolving credit facility and mortgage was $8.3 million and $14.5 million (includes the $0.6 million prepayment penalty), respectively. Interest expense included $1.0 million and $1.8 million of debt issuance cost amortization for the first nine months of fiscal 2010 and for the first nine months of fiscal 2009, respectively.
Changes associated with ineffective interest rate swap. Changes associated with the ineffective interest rate swap totaled $3.2 million of income for the first nine months of fiscal 2010 compared to $7.3 million of expense for the first nine months of fiscal 2009. The $10.5 million decrease is primarily due to a $9.0 million charge recognized in the prior year period related to the reduction in our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount; a $0.8 reduction in amortization of accumulated other comprehensive loss; and a $0.7 million increase in income related to fair value changes.
Write-off of debt issuance costs. During the first nine months of fiscal 2010 and the first nine months of fiscal 2009, we elected to permanently reduce our revolving loan threshold limit. As a result of these actions, we recorded expense of $0.2 million and $1.4 million, respectively, for the write-off of deferred financing costs that had been capitalized associated with the borrowing capacities that were reduced during these periods.
(Benefit from) provision for income taxes. The effective tax rate was 2.2% and (62.2)% for the first nine months of fiscal 2010 and the first nine months of fiscal 2009, respectively. The effective tax rate for the first nine months of fiscal 2009 is due to a full valuation allowance recorded against our benefit. For the first nine months of fiscal 2010, the effective tax rate is due to a full valuation allowance recorded against our current period tax benefit, a $0.7 refund related to the 2009 income tax return, and an allocation of income tax expense to Accumulated Other Comprehensive Loss resulting in a benefit. These benefits were partially offset by gross receipts and other taxes.
Net loss. Net loss for the first nine months of fiscal 2010 was $33.0 million compared to net loss of $73.5 million for the first nine months of fiscal 2009 as a result of the above factors.
On a per-share basis, basic and diluted loss per share applicable to common shareholders for the first nine months of fiscal 2010 and 2009 were $1.08 and $2.37, respectively.
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
Since 2008, the credit markets have experienced adverse conditions, which may adversely affect our lenders’ abilities to fulfill their commitment under our revolving credit facility. Based on information available to us as of the filing date of this Form 10-Q, we have no indications that the financial institutions included in our revolving credit facility would be unable to fulfill their commitments.
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
The following tables indicate our working capital and cash flows for the periods indicated.

	October 2, 2010	January 2, 2010
	(Dollars in thousands)
	(Unaudited)
Working capital	$251,164	$247,722

	First Nine Months	First Nine Months
	of	of
	Fiscal 2010	Fiscal 2009
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(47,914)	$(13,496)
Cash flows (used in) provided by investing activities	(2,000)	7,502
Cash flows provided by (used in) financing activities	33,378	(118,861)
Working Capital
Working capital increased by $3.4 million to $251.2 million at October 2, 2010 from $247.7 million at January 2, 2010. The increase in working capital was primarily attributable to increases in receivables and inventory partially offset by an increase in accounts payable, an increase in overdrafts, an increase in current maturities of long-term debt, and a decrease in other current assets. We increased inventory levels to meet existing demand, and the increase in accounts receivable is due to an improvement in sales volume. Our accounts payable and overdrafts increased as we purchased more products to meet existing demand. Current debt also increased due to reclassifying a portion of our long-term debt to current. In addition, other current assets decreased due to the collection of the federal tax refund.
Operating Activities
During the first nine months of fiscal 2010, cash flows used in operating activities totaled $47.9 million. The primary drivers of cash flow used in operations were increases in accounts receivable of $47.3 million due to an increase in sales volume coupled with seasonal payment patterns and a increase in inventories of $22.4 million due to an increase in prices for certain structural products and an increase in purchases for new specialty programs. In addition, we had $22.5 million increase in cash flows used in operating activities due to our net loss of $33.0 million partially offset by non-cash charges of $10.5 million. These cash outflows were offset by an increase in accounts payable of $16.1 million due the seasonality of our business; a decrease in other working capital of $21.3 million largely due to a federal tax refund of $20.0 million received in fiscal 2010; and a decrease in restricted cash related to the interest rate swap and insurance of $6.0 million.

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
Investing Activities
During the first nine months of fiscal 2010 and fiscal 2009, cash flows (used in) provided by investing activities totaled $(2.0) million and $7.5 million, respectively.
During the first nine months of fiscal 2010 and fiscal 2009, our expenditures for property and equipment were $2.7 million and $0.9 million, respectively. These expenditures were used primarily to purchase computer equipment and leasehold improvements. Our capital expenditures for fiscal 2010 are anticipated to be paid from operating cash.
Proceeds from the disposition of property totaled $0.7 million and $8.5 million for the first nine months of fiscal 2010 and fiscal 2009, respectively. The proceeds of $8.5 million during the first nine months of fiscal 2009 included $7.7 million of proceeds related to the sale of certain real properties.
Financing Activities
Net cash provided by (used in) financing activities was $33.4 million and $(118.9) million during the first nine months of fiscal 2010 and the first nine months of fiscal 2009, respectively. The net cash provided by financing activities primarily reflected an increase in the balance of our revolving credit facility of $46.0 million and an increase in bank overdrafts of $3.4 million partially offset by an increase in restricted cash related to our mortgage of $8.4 million and debt financing costs of $6.5 million. The net cash used in financing activities in the first nine months of fiscal 2009 primarily reflected a decrease in our revolving credit facility balance of $100.0 million; an increase in restricted cash related to our mortgage of $8.4 million; a decrease in bank overdrafts of $4.7 million; principal payments on our mortgage of $3.2 million; and stock repurchases of $1.9 million.
Debt and Credit Sources
As of October 2, 2010, we had outstanding borrowings of $102.0 million and excess availability of $142.5 million under the terms of our revolving credit facility. The interest rate on the revolving credit facility was 4.2% at October 2, 2010. As of October 2, 2010 and January 2, 2010, we had outstanding letters of credit totaling $7.9 million and $6.0 million, respectively, primarily for the purposes of securing collateral requirements under the interest rate swap, casualty insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions. Based on borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $94.3 million as long-term debt.
On July 7, 2010, we reached an agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and the other signatories thereto, to amend the terms of our existing revolving credit facility, dated August 4, 2006, as amended. This amendment extends the final maturity of the facility date to January 7, 2014 and decreases the maximum availability under the agreement from $500 million to $400 million. This decrease does not impact our current available borrowing capacity under the revolving credit facility since the borrowing base, which is based on eligible accounts receivable and inventory, currently permits less than $400 million in revolver borrowings. This amendment also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million. As a result of reducing our maximum borrowing capacity from $500 million to $400 million, we capitalized $6.5 million in new debt issuance costs and recorded expense of $0.2 million for the write-off of the old debt issuance costs associated with the reduction in borrowing capacity.

Under the amended agreement, our revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base or $60.0 million (subject to increase to $75.0 million if we exercise the uncommitted accordion credit facility in full) (the “Excess Availability Threshold”). The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our revolving credit facility is less than the Excess Availability Threshold for three consecutive business days. As of October 2, 2010 and through the time of the filing of our Quarterly Report on Form 10-Q, we were in compliance with all covenants. We had $142.5 million and $157.1 million of availability as of October 2, 2010 and January 2, 2010, respectively. Our lowest level of availability in the last three years was $133.8 million as of October 2, 2010. We do not anticipate our excess availability will drop below the Excess Availability Threshold. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than the Excess Availability Threshold, excluding unrestricted cash, for three consecutive business days or in the event of default. Our revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.
During the first nine months of fiscal 2010 and the first nine months of fiscal 2009, we elected to permanently reduce our revolving loan threshold limit. As a result of these actions, we recorded expense of $0.2 million and $1.4 million, respectively, for the write-off of deferred financing costs that had been capitalized associated with the borrowing capacities that were reduced during these periods.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management performed an evaluation, as of the end of the period covered by this report on Form 10-Q, under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the first nine months of fiscal 2010, there were no material changes to our previously disclosed legal proceedings.
Shareholder Litigation
BlueLinx, its directors, and CAI were named as defendants in putative shareholder class actions filed in the Superior Courts of Fulton and Cobb Counties, Georgia, the United States District Court for the Northern District of Georgia, the Chancery Court for the State of Delaware, and the Supreme Court of the State of New York in connection with the proposed tender offer announced by CAI on July 21, 2010 and commenced by CAI on August 2, 2010 discussed herein: Habiniak, et al. v. Cohen, et al., Fulton County Superior Court, Georgia, filed July 23, 2010; Hindermann, et al. v. BlueLinx Holdings Inc., et al., Cobb County Superior Court, Georgia, filed July 27, 2010; Jerszynski v. BlueLinx Holdings, Inc., et al., Cobb County Superior Court, Georgia, filed August 3, 2010; Winter v. Cerberus ABP Investor LLC, Cobb County Superior Court, Georgia; Stadium Capital Qualified Partners, L.P. v. Cerberus ABP Investor LLC, et al., Delaware Chancery Court; Habiniak v. Cohen, et al., Delaware Chancery Court; Liang v. Cohen, et al., Delaware Chancery Court; Kajaria v. Cohen, et al., United States District Court for the Northern District of Georgia; and Cenzone v. Judd, et al., Supreme Court of New York. Certain complaints also name Cerberus Capital Management L.P. as a defendant. The complaints seek to enjoin the proposed tender offer, alleging that the Company’s directors and CAI breached their fiduciary duties by, among other things, failing to make certain disclosures and maximize the value to be received by BlueLinx shareholders. The complaints also assert claims of aiding and abetting breach of fiduciary duty. In addition to an order enjoining the transaction, the complaints variously seek, among other things: additional disclosures regarding the proposed transaction; imposition of a constructive trust in favor of plaintiffs for any improper benefits received by defendants; rescission of the transaction, if consummated, or an award to plaintiffs of rescissory damages; and attorneys’ fees and expenses. In light of the expiration of the tender offer, we believe that these complaints are now moot.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 22, 2008, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to $10,000,000 of our outstanding common stock through December 22, 2010. The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the third quarter of fiscal 2010, there were no repurchases of our common stock. As of October 2, 2010, the approximate dollar value of shares that may yet to be purchased under the program was $7.4 million.
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

BlueLinx Holdings Inc. (Registrant)
Date: November 5, 2010	/s/ H. Douglas Goforth
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