Form 10-K
period 2011-01-01
BlueLinx Holdings Inc.
filed 2011-02-28
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 3, 2010 was $27,993,142, based on the closing price on the New York Stock Exchange of $2.42 per share on July 3, 2010.

As of February 25, 2011, the registrant had 33,235,376 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUELINX HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended January 1, 2011

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

Forward-looking statements are based on estimates and assumptions made by us that, although believed by us to be reasonable, involve inherent risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

•	inventory levels of new and existing homes for sale;

•	general economic and business conditions in the United States;

•	the financial condition and credit worthiness of our customers;

•	the activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	immigration patterns and job and household formation;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities;

•	variations in the performance of the financial markets, including the credit markets; and

•	the risk factors discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K.

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

PART I

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us” and “our” refer to BlueLinx Holdings Inc. and its subsidiaries. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating company” when necessary. Reference to “fiscal 2010” refers to the 52-week period ended January 1, 2011. Reference to “fiscal 2009” refers to the 52-week period ended January 2, 2010. Reference to “fiscal 2008” refers to the 53-week period ended January 3, 2009.

ITEM 1.	BUSINESS.

Company Overview

BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation, is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of January 1, 2011, we distributed approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of approximately 60 distribution centers.

We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 46%, 44% and 50% of our fiscal 2010, fiscal 2009, and fiscal 2008 gross sales, respectively, include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Specialty products, which represented approximately 54%, 56% and 50% of our fiscal 2010, fiscal 2009, and fiscal 2008 gross sales, respectively, include roofing, insulation, specialty panels, moulding, engineered wood products, vinyl products (used primarily in siding), outdoor living and metal products (excluding rebar and remesh).

Our customers include building materials dealers, industrial users of building products, manufactured housing builders and home improvement centers. We purchase products from over 750 vendors and serve as a national distributor for a number of our suppliers. We distribute products through our owned and leased fleet of over 600 trucks and over 1,000 trailers, as well as by common carrier.

Our principal executive offices are located at 4300 Wildwood Parkway, Atlanta, Georgia 30339 and our telephone number is (770) 953-7000. Our filings with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, are accessible free of charge at our official website, www.BlueLinxCo.com. We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics, our board committee charters and our corporate governance guidelines are publicly available without charge at www.BlueLinxCo.com or without charge upon request by writing to BlueLinx Holdings Inc., Attn: Corporate Secretary, 4300 Wildwood Parkway, Atlanta, Georgia 30339. If we make substantial amendments to our Code of Ethics or grant any waiver, including any implicit waiver, we are required to disclose the nature of such amendment or waiver on our website or in a report on Form 8-K of such amendment or waiver. The reference to our website does not constitute incorporation by reference of the information contained at the site, and our website is not considered part of this filing.

History

We were created on March 8, 2004 as a Georgia corporation named ABP Distribution Holdings Inc. (“ABP”). ABP was owned by Cerberus Capital Management, L.P. (Cerberus Capital Management, L.P. and its subsidiaries are referred to herein as “Cerberus”), a private, New York-based investment firm, and members of our management team. Prior to May 7, 2004, certain of our assets were owned by the distribution division (the “Division”) of Georgia-Pacific Corporation (“Georgia-Pacific” or “G-P”). The Division commenced operations in 1954 with 13 warehouses primarily used as an outlet for G-P’s plywood. On May 7, 2004, G-P sold the assets of the Division to ABP. ABP subsequently merged into BlueLinx Holdings Inc. On December 17, 2004, we consummated an initial public offering of our common stock.

Products and Services

As of January 1, 2011, we distributed approximately 10,000 different structural and specialty products to more than 11,500 customers nationwide. Our structural products are primarily used for structural support, walls, flooring and roofing in construction projects. Additional end-uses of our structural products include outdoor decks, sheathing, crates and boxes. Our specialty products include engineered lumber, roofing, insulation, metal products (excluding rebar and remesh), vinyl products (used primarily in siding), moulding, outdoor living and particle board. In some cases, these products are branded by us.

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

Distribution Channels

We sell products through three main distribution channels:

Warehouse Sales

Warehouse sales are delivered from our warehouses to dealers, home improvement centers and industrial users. We deliver products primarily using our fleet of over 600 trucks and over 1,000 trailers, but also occasionally use common carriers for peak load flexibility. We operate in all of the major metropolitan areas in the United States through our network of approximately 60 distribution centers. Our warehouses have over ten million square feet of space under roof plus significant outdoor storage space. Warehouse sales accounted for approximately 66% and 64% of our fiscal 2010 and fiscal 2009 gross sales, respectively.

Reload Sales

Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product in order to expand our geographic reach. This channel is employed primarily to service strategic customers that would be uneconomical to service from our warehouses and to distribute large volumes of imported products such as metal or hardwood plywood from port facilities. Reload sales accounted for approximately 11% and 10% of our gross sales in fiscal 2010 and fiscal 2009, respectively.

Direct Sales

Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 23% and 26% of our fiscal 2010 and fiscal 2009 gross sales, respectively.

Customers

As of January 1, 2011, our customer base included approximately 11,500 customers across multiple market segments and various end-use markets, including the following types of customers:

•	building materials dealers;

•	industrial users of building products;

•	manufactured housing builders; and

•	home improvement centers.

No single customer accounted for 8 percent or more of our gross sales in fiscal 2010 or fiscal 2009.

Sales and Marketing

Our sales efforts are directed primarily through our sales force of approximately 507 sales representatives. Approximately 300 of our sales representatives are located at our two sales centers in Denver and Atlanta. Within these sales centers, our sales representatives interact with our customers over the telephone. The remaining 207 sales representatives are located throughout the country and are responsible for maintaining a local dialogue with our customers, including making frequent, in-person visits.

Our sales force is separated between industrial/dealer sales and home improvement center sales. Industrial/dealer sales are managed by regional vice-presidents with sales teams organized by geographical customer regions. The majority of industrial/dealer orders are processed by telephone and are facilitated by our centralized database of customer preferences and purchasing history. We also have dedicated cross-functional customer support teams focused on strategic growth with the home improvement centers.

Suppliers

As of January 1, 2011, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts, freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, and consigned inventory.

On April 27, 2009, we entered into a Termination and Modification Agreement (“Modification Agreement”) related to our Master Purchase, Supply and Distribution Agreement (the “Supply Agreement”) with G-P. The Modification Agreement effectively terminated the existing Supply Agreement with respect to our distribution of G-P plywood, OSB and lumber. We continue to distribute a variety of G-P building products, including engineered lumber, which is covered under a three-year purchase agreement dated February 12, 2009. As a result of terminating the supply agreement, we are no longer contractually obligated to make minimum purchases of products from G-P. As of January 3, 2009, prior to entering into the Modification Agreement, our minimum purchase requirement had totaled $31.9 million.

G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one year earlier than May 7, 2010, the termination date previously agreed upon. Under the terms of the Modification Agreement, we received four quarterly cash payments of $4.7 million, which began on May 1, 2009 and ended on February 1, 2010. As a result of the termination, we recognized a net gain of $17.8 million in fiscal 2009 as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement.

Competition

The U.S. building products distribution market is a highly fragmented market, served by a small number of multi-regional distributors, several regionally focused distributors and a large number of independent local distributors. Local and regional distributors tend to be closely held and often specialize in a limited number of segments, such as the roofing segment, in which they offer a broader selection of products. Some of our multi-regional competitors are part of larger companies and therefore have access to greater financial and other resources than we do. We compete on the basis of breadth of product offering, consistent availability of product, product price and quality, reputation, service and distribution facility location.

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

Trademarks

As of January 1, 2011, we had 38 U.S. trademark applications and registrations, one issued U.S. patent and one Canadian trademark registration. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic. Registrations of trademarks generally can be renewed indefinitely as long as the trademarks are in use. Our patent expires in September 2013. We do not believe our business is dependent on any one of our trademarks or on our patent.

Employees

As of January 1, 2011 we employed approximately 1,940 persons on a full-time basis. Approximately 30% of our employees are represented by labor unions. As of January 1, 2011, we had 46 collective bargaining agreements, of which four, representing approximately 40 employees, are up for renewal in 2011 and one collective bargaining agreement expired in March 2010. We are in active negotiations with the subject union, and, in the interim, are operating under the terms and conditions of the expired agreement. Of the four collective bargaining agreements expiring in fiscal 2011, three will expire in the second quarter of fiscal 2011, and one will expire in the fourth quarter of fiscal 2011. We consider our relationship with our employees generally to be good.

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

G-P has agreed to indemnify us against any claim arising from environmental conditions that existed prior to May 7, 2004 in connection with the properties acquired when G-P sold the assets of the Division to us (see “History” above). In addition, we carry environmental insurance. While we do not expect to incur significant costs to BlueLinx arising from environmental conditions, there can be no assurance that all such costs will be covered by indemnification or insurance.

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

The building products distribution industry is subject to cyclical market pressures. Prices of building products are determined by overall supply and demand in the market for building products. Market prices of building products historically have been volatile and cyclical and we have limited ability to control the timing and amount of pricing changes for building products. Demand for building products is driven mainly by factors outside of our control, such as general economic and political conditions, interest rates, availability of mortgage financing, the construction, repair and remodeling and industrial markets, weather and population growth. The supply of building products fluctuates based on available manufacturing capacity, and excess capacity in the industry can result in significant declines in market prices for those products. To the extent that prices and volumes experience a sustained or sharp decline, our net sales and margins likely would decline as well. Because we have substantial fixed costs, a decrease in sales and margin generally may have a significant adverse impact on our financial condition, operating results and cash flows. Our results in some periods have been affected by market volatility, including a reduction in gross profits due to a decline in the resale value of our structural products inventory. All of these factors make it difficult to forecast our operating results.

Our industry is dependant on the homebuilding industry which is suffering from a prolonged significant downturn, and any further downturn or sustained continuation of the current downturn will continue to materially affect our business, liquidity and operating results.

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include general economic conditions, employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence.

The downturn in the residential construction market is in its fifth consecutive year and it has become one of the most severe housing downturns in United States history. Along with high unemployment, tighter lending standards and general economic uncertainty, there is an oversupply of unsold homes on the market and the pool of qualified home buyers has declined significantly. Moreover, the government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and providing relief to homeowners facing foreclosure have had limited results. In 2009, the government provided eligible home buyers a tax credit that was extended until April 30, 2010. As a result of the home buyers’ tax credit, the residential construction market improved during the first and second quarters of fiscal 2010, but experienced a decline in the third and fourth quarters of fiscal 2010 following expiration of the credits. It is unclear if and to what extent the residential construction market will improve during fiscal 2011.

Our results of operations have been adversely affected by the severe downturn in new housing activity in the United States and we expect the severe downturn in new housing activity to continue to adversely affect our operating results in 2011. A prolonged continuation of the current downturn and any future downturns in the markets that we serve or in the economy generally will have a material adverse effect on our operating results, liquidity and financial condition. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to the downturn or the government’s attempts to address the difficulties in the economy will be successful.

A significant portion of our sales are on credit to our customers. Material changes in their credit worthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. Continued market disruptions could cause additional economic downturns, which may lead to lower demand for our products and increased incidence of customers’ inability to pay their accounts. Bankruptcies by our customers may cause us to incur bad debt expense at levels higher than historically experienced. In fiscal 2010, less than .1% in bad debt expense to total net sales was incurred related to credit sales. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial position becomes impaired, it could have a significant impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

In addition, certain of our suppliers potentially may be impacted as well, causing disruption or delay of product availability. These events would adversely impact our results of operations, cash flows and financial position.

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness or to maintain our required level of excess liquidity.

We have a substantial amount of debt. As of January 1, 2011, advances outstanding under our revolving credit facility were approximately $97.2 million, borrowing availability was approximately $103.4 million and outstanding letters of credit on the facility were approximately $5.9 million. We also have a mortgage loan in the amount of $285.7 million.

Our substantial debt could have important consequences to you. For example, it could:

•	make it difficult for us to satisfy our debt obligations;

•	make us more vulnerable to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements as our excess liquidity likely will decrease while our industry and our Company begins its recovery from the historic housing market downturn;

•	expose us to interest rate fluctuations because the interest rate on the debt under our revolving credit facility is variable;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. Obtaining additional capital or restructuring our debt could be accomplished in part through new or additional borrowings or placements of debt or equity securities. There is no assurance that we could obtain additional capital or restructure our debt on terms acceptable to us or at all. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations under the amended revolving credit facility are secured by a first priority security interest in all of our operating company’s inventories, receivables and proceeds from those items. In addition, our mortgage loan is secured by the majority of our real property. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all. We may incur substantial additional indebtedness in the future, including under the revolving credit facility. Our incurrence of additional indebtedness would intensify the risks described above.

The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business.

Our amended revolving credit facility and mortgage loan contain various restrictive covenants and restrictions, including financial covenants customary for asset-based loans that limit our management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•	incur additional debt;

•	grant liens on assets;

•	make investments, including capital expenditures;

•	sell or acquire assets outside the ordinary course of business;

•	engage in transactions with affiliates; and

•	make fundamental business changes.

Under our amended revolving credit facility, we are required to maintain our excess availability above the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base, as defined therein, or $60.0 million (subject to increase to $75.0 million if we exercise the uncommitted accordion provision in the amended revolving credit facility in full). If we fail to maintain this minimum excess availability, the amended revolving credit facility requires us to (i) maintain certain financial ratios and (ii) limit our capital expenditures. If we fail to comply with the restrictions in the amended revolving credit facility, the mortgage loan documents or any other current or future financing agreements, a default may allow the creditors under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds.

We are dependent upon a single supplier, Georgia-Pacific, for a significant percentage of our products.

Although we have been working to diversify our supplier base, we are still dependent on G-P for a significant percentage of our products. Purchases from G-P accounted for approximately 12% and 16% of our purchases during fiscal 2010 and fiscal 2009, respectively. We currently operate without a supply agreement for many of the products that we purchase from G-P. As a result, our purchases from G-P are subject to greater volatility with respect to sales terms, including volume and pricing, than when we had a long-term supply agreement in place. In addition, if we are unable to agree on supply arrangements for the products not currently covered by supply agreements or if G-P otherwise discontinues sales of product to us, we could experience a product shortage unless and until we obtain a replacement supplier or suppliers. We may not be able to obtain replacement products on favorable economic terms. An inability to replace products on favorable economic terms could adversely impact our net sales and our costs, which in turn could impact our gross profit, net income and cash flows.

We continue to distribute a variety of G-P building products, including Engineered Lumber, which is covered under a three-year purchase agreement dated February 12, 2009. If G-P and BlueLinx are unable to agree on supply arrangements for products other than engineered lumber, if G-P otherwise discontinues sales of product to us, or if BlueLinx and G-P are unable to agree on product pricing in accordance with the mechanism set forth in the purchase agreement for purchases we make from G-P, we could experience a product shortage unless and until we obtain a replacement supplier or suppliers. We may not be able to obtain replacement products on favorable economic terms, or may not be able to obtain comparable alternative products. An inability to replace products on favorable economic terms or with comparable products could adversely impact our net sales and our costs, which in turn could impact our gross profit, net income and cash flows.

Our industry is highly fragmented and competitive. If we are unable to compete effectively, our net sales and operating results will be reduced.

The building products distribution industry is highly fragmented and competitive and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing and availability of product, service and delivery capabilities, ability to assist with problem-solving, customer relationships, geographic coverage and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors for their products and affects the favorability of the terms on which we are able to obtain our products from our suppliers and sell our products to our customers.

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

As of January 1, 2011, approximately 30% of our employees were represented by various labor unions. As of January 1, 2011, we had 46 collective bargaining agreements, of which 4, covering approximately 40 total employees, are up for renewal in 2011, and one collective bargaining agreement expired in March 2010. We are in active negotiations with the subject union, and, in the interim, are operating under the terms and conditions of the expired agreement. Although we have historically had good relations with our unionized employees and expect to renew the collective bargaining agreements that will expire in 2011 and the collective bargaining agreement that expired in 2010, no assurances can be provided that we will be able to reach a timely agreement as to the renewal of the agreements and their expiration or continued expired status, as applicable, could result in a work stoppage. In addition, we may become subject to material cost increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our selling, general and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general and administrative expenses. All of these factors could negatively impact our operating results and cash flows.

Increases in the cost of employee benefits, such as pension and other postretirement benefits, could impact our financial results and cash flow.

Unfavorable changes in the cost of our pension retirement benefits and current employees’ medical benefits could materially impact our financial results and cash flow. We sponsor several defined benefit pension plans covering substantially all of our hourly employees. Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates. In addition, the amount and timing of our pension funding obligations can be influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974 (ERISA), the Pension Protection Act, Congressional Acts, or other governing bodies. During fiscal 2010, we met our required contribution to our defined benefit pension plans. As of January 1, 2011, the net underfunded status of our benefit plan was $18.8 million. The Company’s minimum required contribution in 2011 is $4.1 million, $2.8 million of which will be funded through a pre-funded balance. The difference will be funded through a $1.3 million cash contribution. If the status of our defined benefit plan continues to be underfunded it will require additional future cash contributions.

We participate in various multi-employer pension plans in the United States. The majority of these plans are underfunded. If, in the future, we choose to withdraw from these plans, we likely would need to record a withdrawal liability, which may be material to our financial results.

The payment of dividends has been suspended, and resumption is dependant on business conditions, among other factors. Further, the instruments governing our indebtedness contain various covenants that may limit our ability to pay dividends.

We suspended the payment of dividends on our common stock for an indefinite period of time on December 5, 2007. Resumption of the payment of dividends will depend on, among other things, business conditions in the housing industry, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Accordingly, we may not be able to resume the payment of dividends at the same quarterly rate in the future, if at all.

Federal and state transportation regulations could impose substantial costs on us which would reduce our net income.

We use our own fleet of over 600 trucks and over 1,000 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, will increase our selling, general and administrative expenses and reduce our operating results.

Environmental laws impose risks and costs on us.

Our operations are subject to federal, state, provincial and local laws, rules and regulations governing the protection of the environment, including, but not limited to, those regulating discharges into the air and water, the use, handling and disposal of hazardous or toxic substances, the management of wastes, the cleanup of contamination and the control of noise and odors. We have made, and will continue to make, expenditures to comply with these requirements. While we believe, based upon current information, that we are in substantial compliance with all applicable environmental laws, rules and regulations, we could be subject to potentially significant fines or penalties for any failure to comply. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at that real property, may be held liable for the cost to investigate or clean up such real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former warehouse facilities, or at a landfill or other location where we have disposed of, or arranged for the disposal of, wastes. Georgia-Pacific has agreed to indemnify us against any claim arising from environmental conditions that existed prior to May 7, 2004 in connection with the properties we acquired when we purchased the assets of the Division from Georgia-Pacific (see “History” above). We also carry environmental insurance. However, any remediation costs either not related to conditions existing prior to May 7, 2004 or on properties acquired after May 7, 2004 may not be covered by indemnification. In addition, certain remediation costs may not be covered by insurance. We could also be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations. Increasingly stringent environmental requirements, more aggressive enforcement actions, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

Affiliates of Cerberus control us and may have conflicts of interest with other stockholders in the future.

Funds and accounts managed by Cerberus or its affiliated management companies, which are referred to collectively as the controlling stockholder, collectively own approximately 55% of our common stock. As a result, the controlling stockholder will continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial.

Five of our ten directors are, or recently were, employees of or advisors to Cerberus. The controlling stockholder also has sufficient voting power to amend our organizational documents. The interests of the controlling stockholder may not coincide with the interests of other holders of our common stock. Additionally, the controlling stockholder is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The controlling stockholder may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the controlling stockholder continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, because we are a controlled company within the meaning of the New York Stock Exchange rules, we are exempt from the NYSE requirements that our board be composed of a majority of independent directors, that our compensation committee be composed entirely of independent directors, and that we maintain a nominating/corporate governance committee composed entirely of independent directors.

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

For example, in the event that Georgia-Pacific is financially unable to respond to an asbestos product liability claim, plaintiffs’ lawyers may, in order to obtain recovery, attempt to sue us, in our capacity as owner of assets sold by Georgia-Pacific, despite the fact that the assets sold to us did not contain asbestos. Asbestos litigation has, over the years, proved unpredictable, as the aggressive and well-financed asbestos plaintiffs’ bar has been creative, and often successful, in bringing claims based on novel legal theories and on expansive interpretations of existing legal theories. These claims have included claims against companies that did not manufacture asbestos products. As a result of these factors, a number of companies have been held liable for amounts far in excess of their perceived exposure. Although we believe, based on our understanding of the law as currently interpreted, that we should not be held liable for any of Georgia-Pacific’s asbestos-related claims, and, to the contrary, that we would prevail on summary judgment on any such claims, there is nevertheless a possibility that new theories could be developed, or that the application of existing theories could be expanded, in a manner that would result in liability for us. Any such liability ultimately could be borne by us if Georgia-Pacific is unable to fulfill its indemnity obligation under the asset purchase agreement with us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We operate warehouse facilities serving over 65 markets nationwide. We own 57 warehouse facilities and lease 5 additional warehouse facilities. The total square footage under roof at our owned and leased warehouses is approximately 10 million square feet. Our Denver sales center and 55 of our owned warehouse facilities secure our mortgage loan.

Our corporate headquarters located at 4300 Wildwood Parkway, Atlanta, Georgia 30339 is approximately 250,000 square feet. During the fourth quarter of fiscal 2007, as part of a restructuring effort, we vacated approximately 100,000 square feet of our corporate headquarters space which we are actively seeking to sublease.

The following table summarizes our real estate facilities including their inside square footage:

		Owned	Leased
Facility Type	Number	Facilities (ft(2))	Facilities (ft(2))

Office Space(1)	3	68,721	251,885
Warehouses	62	9,897,530	399,875

TOTAL	65	9,966,251	651,760

(1)	Includes corporate headquarters in Atlanta, the Denver Sales Center and a call center in Vancouver. We are actively marketing 100,000 square feet for sublease at our Atlanta corporate headquarters.

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

BlueLinx, its directors, and Cerberus ABP Investor LLC (“CAI”) were named as defendants in the following putative shareholder class actions filed in the Superior Courts of Fulton and Cobb Counties, Georgia, the United States District Court for the Northern District of Georgia, the Chancery Court for the State of Delaware, and the Supreme Court of the State of New York in connection with the proposed tender offer announced by CAI on July 21, 2010 and commenced by CAI on August 2, 2010: Habiniak, et al. v. Cohen, et al., Fulton County Superior Court, Georgia, filed July 23, 2010, voluntarily dismissed August 11, 2010; Hindermann, et al. v. BlueLinx Holdings Inc., et al., Cobb County Superior Court, Georgia, filed July 27, 2010, dismissed December 14, 2010; Markich, et al v. BlueLinx Holdings, Inc., et al., Cobb County Superior Court, Georgia, filed July 30, 2010, dismissed December 14, 2010; Jerszynski v. BlueLinx Holdings, Inc., et al., Cobb County Superior Court, Georgia, filed August 3, 2010, dismissed December 14, 2010; Winter v. Cerberus ABP Investor LLC, Cobb County Superior Court, Georgia, filed August 4, 2010, dismissed December 14, 2010; Stadium Capital Qualified Partners, LP, et al. v. Cerberus ABP Investor LLC, etc al., Delaware Chancery Court, filed August 10, 2010, voluntarily dismissed October 20, 2010; Habiniak, et al. v. Cohen, et al., Delaware Chancery Court, filed August 13, 2010, voluntarily dismissed February 10, 2011; Lang et al v. Cohen, et al., Delaware Chancery Court, filed August 13, 2010; Kajaria, et al. v. Cohen, et al., U.S. District Court, Northern District of Georgia, filed September 30, 2010; and Centonze, et al. v. Judd, et al., Supreme Court of New York, New York County, filed on October 4, 2010. Certain of the complaints also name Cerberus Capital Management L.P. as a defendant. The complaints sought to enjoin the proposed tender offer, alleging that the Company’s directors and CAI breached their fiduciary duties by, among other things, failing to make certain disclosures and maximize the value to be received by our stockholders. The complaints also asserted claims of aiding and abetting breach of fiduciary duty. In addition to an order enjoining the transaction, the complaints variously sought, among other things: additional disclosures regarding the proposed transaction; imposition of a constructive trust in favor of plaintiffs for any improper benefits received by defendants; rescission of the transaction, if consummated, or an award to plaintiffs of rescissory damages; and attorneys’ fees and expenses. In light of the expiration of the tender offer, we believe that these complaints are now moot.

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

Our equity securities consist of one class of common stock. The common stock began trading on December 16, 2004. The common stock is traded on the New York Stock Exchange under the symbol “BXC”. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as quoted on the New York Stock Exchange:

	High	Low

Fiscal Year Ended January 1, 2011
First Quarter	$4.11	$2.51
Second Quarter	$6.32	$2.30
Third Quarter	$4.10	$2.24
Fourth Quarter	$4.00	$2.94
Fiscal Year Ended January 2, 2010
First Quarter	$3.30	$1.20
Second Quarter	$4.60	$2.25
Third Quarter	$5.93	$2.96
Fourth Quarter	$4.12	$2.60

As of February 25, 2011, there were 47 registered stockholders, and, as of that date we estimate there were approximately 2,500 beneficial owners holding our common stock in nominee or “street” name.

In December 2007, we suspended the payment of dividends on our common stock for an indefinite period of time. Resumption of the payment of dividends will depend on, among other things, business conditions in the housing industry, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. See “Item 8. Financial Statements and Supplementary Data, Note 10. Revolving Credit Facility” for additional information regarding limitations on the ability of BlueLinx Corporation to transfer funds to its parent, BlueLinx Holdings Inc., which could impact our ability to pay dividends to our stockholders. Accordingly, we may not be able to resume the payment of dividends at the same quarterly rate in the future, if at all.

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of January 1, 2011. Our stockholder-approved equity compensation plans are the 2004 Equity Incentive Plan and the 2006 Long-Term Equity Incentive Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	924,815	$6.31	1,227,666
Equity compensation plans not approved by security holders	—	n/a	—
Total	924,815	$6.31	1,227,666

Performance Graph

The chart below compares the quarterly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and a peer group index for the period commencing December 31, 2005 and ending January 1, 2011, assuming an investment of $100 and the reinvestment of any dividends.

Our peer group index was selected by us and is comprised of reporting companies with lines of business and product offerings that are comparable to ours and which we believe most accurately represent our business. Our peer group consists of the following companies: Beacon Roofing Supply Inc., Builders Firstsource, Building Materials Holding Corporation (through January 4, 2010), Huttig Building Products Inc., Interline Brands Inc., Universal Forest Products Inc. and Watsco Inc.

Comparison of Cumulative Total Return

Cumulative Total Return
Years Ending

	Base Period
Company Name/Index	12/31/05	12/30/06	12/29/07	01/03/09	01/02/10	01/01/11
BlueLinx Holdings Inc.	100	96.44	40.04	25.58	28.22	37.29
Russell 2000 Index	100	118.37	117.38	78.72	98.84	125.39
Peer Group	100	84.45	52.10	44.34	59.85	72.43

Issuer Purchases of Equity Securities

On December 22, 2008, our Board approved a stock repurchase program to acquire up to $10,000,000 of our outstanding common stock through December 22, 2010. The share repurchases were made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board was able to modify, suspend, extend or terminate the program at any time. A total of 971,376 shares were purchased pursuant to the program. No share repurchases were made during our fourth quarter ended January 1, 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial data of our Company. The selected financial data for the fiscal years ended January 1, 2011, January 2, 2010, January 3, 2009, December 29, 2007 and December 30, 2006 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K or from prior financial statements. The following information should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	January 3,	December 29,	December 30,
	2011	2010	2009	2007	2006
	(In thousands, except per share data)

Statements of Operations Data:
Net sales	$1,804,418	$1,646,108	$2,779,699	$3,833,910	$4,899,383
Cost of sales	1,593,745	1,452,947	2,464,766	3,441,964	4,419,576

Gross profit	210,673	193,161	314,933	391,946	479,807
Operating expenses:
Selling, general and administrative	221,185	210,214	303,403	372,754	381,554
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,772)	—	—	—
Depreciation and amortization	13,365	16,984	20,519	20,924	20,724

Total operating expenses	234,550	209,426	323,922	393,678	402,278

Operating (loss) income	(23,877)	(16,265)	(8,989)	(1,732)	77,529
Non-operating expenses (income):
Interest expense	33,788	32,456	38,547	43,660	46,164
Changes associated with the ineffective interest rate swap, net	(4,603)	6,252	—	—	—
Write-off of debt issue costs	183	1,407	—	—	4,864
Other expense (income), net	587	519	601	(370)	320

(Loss) income before (benefit from) provision for income taxes	(53,832)	(56,899)	(48,137)	(45,022)	26,181
(Benefit from) provision for income taxes	(589)	4,564	(16,434)	(17,077)	10,349

Net (loss) income	$(53,243)	$(61,463)	$(31,703)	$(27,945)	$15,832

Basic weighted average number of common shares outstanding	30,688	31,017	31,083	30,848	30,618
Basic net (loss) income per share applicable to common stock	$(1.73)	$(1.98)	$(1.02)	$(0.91)	$0.52
Diluted weighted average number of common shares outstanding	30,688	31,017	31,083	30,848	30,779
Diluted net (loss) income per share applicable to common stock	$(1.73)	$(1.98)	$(1.02)	$(0.91)	$0.51
Dividends declared per share of common stock	$—	$—	$—	$0.50	$0.50

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	January 3,	December 29,	December 30,
	2011	2010	2009	2007	2006
	(In thousands, except per share data)

Other Financial Data:
Capital expenditures	$4,092	$1,815	$4,919	$13,141	$9,601
EBITDA(1)	(11,099)	200	10,929	19,562	97,933
Net cash (used in) provided by operating activities	(29,909)	(19,853)	190,390	79,842	63,204
Net cash (used in) provided by investing activities	(3,381)	12,636	985	(9,070)	(18,170)
Net cash (used in) provided by financing activities	18,130	$(113,679)	$(56,781)	$(82,055)	$(42,312)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$14,927	$29,457	$150,353	$15,759	$27,042
Working capital	236,168	247,722	320,527	448,731	520,237
Total assets	525,019	546,846	729,178	883,436	1,004,362
Total debt(2)	382,869	341,669	444,870	478,535	532,462
Stockholders’ equity	991	$50,820	$102,852	$154,823	$189,399

(1)	EBITDA is an amount equal to net (loss) income plus interest expense and all interest expense related items (e.g. changes associated with ineffective interest rate swap, write-off of debt issue costs, charges associated with mortgage refinancing), income taxes, and depreciation and amortization. EBITDA is presented herein because we believe it is a useful supplement to cash flow from operations in understanding cash flows generated from operations that are available for debt service (interest and principal payments) and further investment in acquisitions. However, EBITDA is not a presentation made in accordance with U.S. generally accepted accounting principles, (“GAAP”), and is not intended to present a superior measure of the financial condition from those determined under GAAP. EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.

(2)	Total debt represents long-term debt, including current maturities.

A reconciliation of net cash (used in) provided by operating activities, the most directly comparable GAAP measure, to EBITDA for each of the respective periods indicated is as follows:

	Year Ended,	Year Ended,	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	January 3,	December 29,	December 30,
	2011	2010	2009	2007	2006

Net cash (used in) provided by operating activities	$(29,909)	$(19,853)	$190,390	$79,842	$63,204
Amortization of debt issue costs	(1,963)	(2,459)	(2,479)	(2,431)	(2,628)
Net gain from terminating the Georgia-Pacific supply agreement	—	17,772	—	—	—
Payments from terminating the Georgia-Pacific supply agreement	(4,706)	(14,118)	—	—	—
Vacant property charges, net	(53)	(1,222)	(4,441)	(11,037)	—
Deferred income tax benefit (provision)	600	(24,220)	2,935	9,526	3,700
Prepayment fees associated with sale of property	—	(616)	(1,868)	—	—
Gain on sale of properties	—	10,397	1,936	—	—
Gain from insurance settlement	—	—	—	1,698	—
Share-based compensation	(3,978)	(2,922)	(2,614)	(3,500)	(3,137)
Excess tax benefits from share-based arrangements	—	—	81	20	891
Changes in assets and liabilities	(4,289)	421	(195,124)	(81,139)	(20,610)
Interest expense	33,788	32,456	38,547	43,660	46,164
(Benefit from) provision for income taxes	(589)	4,564	(16,434)	(17,077)	10,349

EBITDA	$(11,099)	$200	$10,929	$19,562	$97,933

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Company Background

BlueLinx is a leading distributor of building products in the United States. As of January 1, 2011, we distributed approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of approximately 60 distribution centers. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, OSB, rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 46% and 44% of our fiscal 2010 and fiscal 2009 gross sales, respectively. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living and metal products (excluding rebar and remesh). Specialty products accounted for approximately 54% and 56% of our fiscal 2010 and fiscal 2009 gross sales, respectively.

Industry Conditions

A number of factors cause our results of operations to fluctuate from period to period. Many of these factors are seasonal or cyclical in nature. Conditions in the United States housing market are at historically low levels. Our operating results are closely tied to United States housing starts, and therefore have declined during the past several years. Additionally, the mortgage markets have experienced substantial disruption due to a rising number of defaults and historically high levels of foreclosures. This disruption and the related defaults have increased the inventory of homes for sale and also have caused lenders to tighten mortgage qualification criteria which further reduces demand for new homes. We expect the downturn in new housing activity will continue to negatively impact our operating results for the foreseeable future. We continue to prudently manage our inventories, receivables and spending in this environment. Along with many forecasters, however, we believe United States housing demand will improve in the long term based on population demographics and a variety of other factors.

Tender Offer

On July 21, 2010, our Board of Directors (our “Board”) received notice from our largest stockholder, Cerberus ABP Investor LLC (“CAI”) that it intended to make a tender offer for the shares of our stock it does not own for $3.40 in cash per share. Our Board formed a special committee (the “Special Committee”) consisting of our three independent directors, to evaluate the tender offer. The Special Committee was granted full power and authority to evaluate the proposal to determine our recommendation to our stockholders with respect to any tender offer commenced by CAI and to take any other action it determined to be in our best interests and the best interests of our stockholders. Completion of the tender offer was subject to the satisfaction or waiver of certain conditions, including that as result of the tender offer, CAI would own 90% of our issued and outstanding shares, which we refer to as the 90% condition.

On September 22, 2010, CAI and Cerberus increased the purchase price to be paid in their cash tender offer to $4.00 per share for all our outstanding publicly held shares not owned by CAI or its affiliates.

On September 27, 2010, the Special Committee unanimously determined, by all members participating in the deliberations, that the tender offer was fair, from a financial point of view, to our stockholders (other than CAI and Cerberus Capital). Additionally, the Special Committee recommended, on behalf of us and the Board, that our stockholders accept the tender offer and tender their shares.

On October 19, 2010, CAI announced that the 90% condition had not been satisfied and, as a result, the tender offer expired without CAI purchasing any shares.

During fiscal 2010, we incurred charges relating to stock valuation and legal fees of $3.0 million as a result of the tender offer. These charges were included in “Selling, general, and administrative” expenses in our Statements of Operations.

Supply Agreement with G-P

On April 27, 2009, we entered into a Modification Agreement related to our Supply Agreement with G-P. The Modification Agreement effectively terminated the existing Supply Agreement with respect to our distribution of G-P plywood, OSB and lumber. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from G-P. We continue to distribute a variety of G-P building products, including engineered lumber, which is covered under a three-year purchase agreement dated February 12, 2009.

G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one year earlier than the May 7, 2010 termination date previously agreed upon. Under the terms of the Modification Agreement, we received four quarterly cash payments of $4.7 million, which began on May 1, 2009 and ended on February 1, 2010. As a result of the termination, we recognized a net gain of $17.8 million in 2009, as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement. We believe the early termination of the Supply Agreement contributed to the decline in our structural panel sales volume during fiscal 2009 and 2010. However, because the majority of these sales are through the direct sales channel, the lower structural panel sales volume had an insignificant impact on our gross profit during these periods. To the extent we are unable to replace these volumes with structural product from G-P or other suppliers, the early termination of the Supply Agreement may continue to negatively impact our sales of structural products which could impact our net sales and our costs, which in turn could impact our gross profit, net income, and cash flows.

The three-year purchase agreement for engineered lumber contains a mechanism for establishing pricing for the products we purchase under the purchase agreement from G-P. If BlueLinx and G-P are unable to agree on product pricing in accordance with this mechanism, we could experience a product shortage unless and until we obtain a replacement supplier or suppliers. We may not be able to obtain replacement products on favorable economic terms, or may not be able to obtain comparable alternative products. An inability to replace products on favorable economic terms or with comparable products could adversely impact our net sales and our costs, which in turn could impact our gross profit, net income and cash flows.

OSB Litigation Settlement

Until the third quarter of fiscal 2010, we were a claimant in a class action lawsuit pending in the United States District Court for the Eastern District of Pennsylvania alleging that the following manufacturers of oriented strand board (“OSB”) conspired in violation of federal antitrust law to restrict the supply of OSB structural panel products and raise prices: Louisiana-Pacific Corporation, Weyerhaeuser Company, Georgia-Pacific LLC (f/k/a Georgia-Pacific Corporation), Ainsworth Lumber Co. Ltd., Potlatch Corporation, Norbord Industries Inc., Tolko Industries Ltd., Grant Forest Products Inc. and Grant Forest Products Sales Inc., and J.M. Huber Corporation or Huber Engineered Woods LLC (collectively, the “Defendants”). On September 13, 2010, we received a cash settlement in the amount of $5.2 million in satisfaction of our claims under the class action lawsuit. This $5.2 million was recognized as a gain in “Selling, general, and administrative” expenses in our Statements of Operations for fiscal year 2010.

Selected Factors that Affect our Operating Results

Our operating results are affected by housing starts, mobile home production, industrial production, repair and remodeling spending and non-residential construction. We believe a substantial percentage of our sales are directly related to new home construction.

Our operating results also are impacted by changes in product prices. Structural products prices can vary significantly based on short-term and long-term changes in supply and demand. The prices of specialty products also can vary from time to time, although they generally are significantly less variable than structural products.

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price, in each case for fiscal 2010, fiscal 2009 and fiscal 2008:

Sales Revenue Variances by Product

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(Dollars in millions)

Sales by Category
Structural Products	$838	$738	$1,422
Specialty Products	1,005	948	1,412
Other(1)	(39)	(40)	(54)

Total Sales	$1,804	$1,646	$2,780

Sales Variances
Unit Volume $ Change	$36	$(1,036)	$(1,161)
Price/Other(1)	122	(98)	107

Total $ Change	$158	$(1,134)	$(1,054)

Unit Volume % Change	2.2%	(36.6)%	(29.7)%
Price/Other(1)	7.4%	(4.2)%	2.2%

Total % Change	9.6%	(40.8)%	(27.5)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for fiscal 2010, fiscal 2009 and fiscal 2008:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(Dollars in millions)

Gross Margin $ by Category
Structural Products	$77	$73	$134
Specialty Products	148	132	200
Other(1)	(14)	(12)	(19)

Total Gross Margin	$211	$193	$315

Gross Margin % by Category
Structural Products	9.1%	9.9%	9.4%
Specialty Products	14.7%	13.9%	14.2%
Total Gross Margin %	11.7%	11.7%	11.3%
Unit Volume Change by Product
Structural Products	(2.5)%	(40.3)%	(34.6)%
Specialty Products	5.7%	(32.8)%	(24.0)%
Total Unit Volume Change %	2.2%	(36.6)%	(29.7)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for fiscal 2010, fiscal 2009 and fiscal 2008:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(Dollars in millions)

Sales by Channel
Warehouse/Reload	$1,429	$1,251	$2,044
Direct	414	435	790
Other(1)	(39)	(40)	(54)

Total	$1,804	$1,646	$2,780

Gross Margin by Channel
Warehouse/Reload	$201	$177	$284
Direct	24	28	50
Other(1)	(14)	(12)	(19)

Total	$211	$193	$315

Gross Margin % by Channel
Warehouse/Reload	14.1%	14.1%	13.9%
Direct	5.8%	6.4%	6.3%
Total	11.7%	11.7%	11.3%

(1)	“Other” includes unallocated allowances and discounts.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2010 and 2009 contained 52 weeks. Fiscal year 2008 contained 53 weeks.

Results of Operations

Fiscal 2010 Compared to Fiscal 2009

The following table sets forth our results of operations for fiscal 2010 and fiscal 2009.

		% of		% of
		Net		Net
	Fiscal 2010	Sales	Fiscal 2009	Sales
	(Dollars in thousands)

Net sales	$1,804,418	100.0%	$1,646,108	100.0%
Gross profit	210,673	11.7%	193,161	11.7%
Selling, general and administrative	221,185	12.3%	210,214	12.8%
Net gain from terminating the Georgia-Pacific Supply Agreement	—	0%	(17,772)	(1.1)%
Depreciation and amortization	13,365	0.7%	16,984	1.0%

Operating loss	(23,877)	(1.3)%	(16,265)	(1.0)%
Interest expense, net	33,788	1.8%	32,456	2.0%
Changes associated with the ineffective interest rate swap, net	(4,603)	(0.3)%	6,252	0.4%
Write-off of debt issue costs	183	0.0%	1,407	0.1%
Other expense, net	587	0.0%	519	0.0%

Loss before benefit from income taxes	(53,832)	(2.9)%	(56,899)	(3.5)%
Provision for (benefit from) provision for income taxes	(589)	0.0%	4,564	0.3%

Net loss	$(53,243)	(2.9)%	$(61,463)	(3.7)%

Net sales.  For the fiscal year ended January 1, 2011, net sales increased by 9.6%, or $0.2 billion, to $1.8 billion. Sales during the fiscal year were positively impacted by a 5.9% increase in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, outdoor living and metal products (excluding rebar and remesh) increased by $0.1 billion or 6% compared to fiscal 2009, due to a 5.7% increase in unit volume and a 0.3% increase in specialty product prices. Structural sales, including plywood, OSB, lumber and metal rebar, increased by $0.1 billion, or 13.6% from a year ago, as a result of a 16.1% increase in structural product prices partially offset by a 2.5% decrease in unit volume.

Gross profit.  Gross profit for fiscal 2010 was $210.7 million, or 11.7% of sales, compared to $193.2 million, or 11.7% of sales, in fiscal 2009. The increase in gross profit dollars compared to fiscal 2009 was driven primarily by an increase in specialty product volumes of 5.7%.

Selling, general and administrative.  Selling, general and administrative expenses for fiscal 2010 were $221.2 million, or 12.2% of net sales, compared to $210.2 million, or 12.8% of net sales, during fiscal 2009. The increase in selling, general, and administrative expenses is due to $10.4 million of property sale gains that were recognized in fiscal 2009, whereas there were no similar gains in fiscal 2010, coupled with increases in fiscal 2010 fuel expense and expenses incurred related to the failed tender offer of $3.5 million and $3.0 million, respectively. These changes were partially offset by a gain related to the settlement received on an OSB class action lawsuit in which we were a claimant and a decrease in bad debt expense of $5.2 million and $2.9 million, respectively.

Net gain from terminating the Georgia-Pacific Supply Agreement.  During fiscal 2009, G-P agreed to pay us $18.8 million in exchange for our agreement to enter into the Modification Agreement one year earlier than the previously agreed-upon May 7, 2010 termination date of the Supply Agreement. As a result of the termination, we recognized a net gain of $17.8 million during fiscal 2009 as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement.

Depreciation and amortization.  Depreciation and amortization expense was $13.4 million for fiscal 2010, compared to $17.0 million for fiscal 2009. The $3.6 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2010 and replenishment of fixed assets occurring at a slower rate.

Operating loss.  Operating loss for fiscal 2010 was $23.9 million, or 1.3% of sales, compared to an operating loss of $16.3 million, or 1.0% of sales, for fiscal 2009, reflecting the $25.1 million increase in operating expenses offset by a $17.5 million increase in gross profit.

Interest expense, net.  Interest expense for fiscal 2010 was $33.8 million compared to $32.5 million for fiscal 2009. The $1.3 million increase is due to the $41.2 million increase in debt under our amended revolving credit facility and the related effect on interest expense. In fiscal 2010, interest expense related to our revolving credit facility and mortgage was $13.3 million and $18.3 million, respectively. In fiscal 2009, interest expense related to our revolving credit facility and mortgage was $11.7 million and $18.4 million (includes a $0.6 million prepayment penalty), respectively. In addition, interest expense included $2.1 million and $2.5 million of debt issue cost amortization for fiscal 2010 and for fiscal 2009, respectively.

Changes associated with the ineffective interest rate swap, net.  Change associated with the ineffective interest rate swap recognized for fiscal 2010 was income of $4.6 million and was comprised of $2.1 million of expense related to amortization of the accumulated other comprehensive loss offset by income of $6.7 million related to fair value changes in the ineffective swap liability.

Write-off of debt issue costs.  During fiscal 2010 and fiscal 2009, we permanently reduced our revolving loan threshold limit. As a result, we recorded expense of $0.2 million and $1.4 million, respectively, for the write-off of deferred financing costs that had been capitalized associated with the borrowing capacities that were reduced during these periods.

(Benefit from) provision for income taxes.  Our effective tax rate was 1.1% and (8.0)% for fiscal 2010 and fiscal 2009, respectively. The change in our effective tax rate for fiscal 2010 is largely due to a full valuation allowance recorded against our benefit related to our 2010 loss and an allocation of income tax expense to other comprehensive loss resulting in a benefit to continuing operations. This benefit was partially offset by gross receipts and other taxes. In fiscal 2009, we recorded a $29.3 million valuation allowance charge and other income tax expense items partially offset by a $20.4 million tax benefit related to 2009 losses that were carried back to offset fiscal 2004 and 2005 income and a $5.6 million allocation of tax expense to other comprehensive income resulting in a current period tax benefit to continuing operations.

Net loss.  Net loss for fiscal 2010 was $53.2 million, compared to $61.5 million for fiscal 2009 as a result of the previous factors.

On a per-share basis, basic and diluted loss applicable to common stockholders for fiscal 2010 each was $1.73. For fiscal 2009, basic and diluted loss per share each was $1.98.

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

Net sales.  For the fiscal year ended January 2, 2010, net sales decreased by 40.8%, or $1.1 billion, to $1.6 billion. Sales during the fiscal year were negatively impacted by a 38.8% decline in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, outdoor living and metal products (excluding rebar and remesh) decreased by $0.4 billion or 32.9% compared to fiscal 2008, due to a 32.8% decrease in unit volume and a 0.1% decrease in specialty product prices. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $0.7 billion, or 48.1% from a year ago, as a result of a 40.3% decrease in unit volume and 7.8% decrease in structural product prices.

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

Net gain from terminating the Georgia-Pacific Supply Agreement.  During fiscal 2009, G-P agreed to pay us $18.8 million in exchange for our agreement to enter into the Modification Agreement one year earlier than the previously agreed-upon May 7, 2010 termination date of the Supply Agreement. As a result of the termination, we recognized a net gain of $17.8 million during fiscal 2009 as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement.

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

Interest expense, net.  Interest expense for fiscal 2009 was $32.5 million compared to $38.5 million for fiscal 2008. The $6.1 million decline is due to the $103.2 million decrease in debt. In fiscal 2009, interest expense related to our revolving credit facility and mortgage was $11.0 million and $19.0 million (includes a $0.6 million prepayment penalty), respectively. In fiscal 2008, interest expense related to our revolving credit facility and mortgage was $14.8 million and $21.2 million (includes a $1.9 million prepayment penalty), respectively. In addition, interest expense included $2.5 million of debt issue cost amortization for both fiscal 2009 and fiscal 2008.

Changes associated with the ineffective interest rate swap, net.  Changes associated with the ineffective interest rate swap recognized for fiscal 2009 were $6.3 million and were comprised of a $9.0 million charge related to the reduction of our borrowings outstanding under the revolving credit facility below the interest rate swap’s notional amount; $2.9 million of amortization of accumulated other comprehensive loss offset by income of $5.7 million related to fair value changes since the date of the reduction of our borrowings at which time we were no longer in a position to use hedge accounting.

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

On a per-share basis, basic and diluted loss applicable to common stockholders for fiscal 2009 were each $1.98. For fiscal 2008, basic and diluted loss per share were each $1.02.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance working capital needs and capital expenditures. We have approximately $103.4 million of excess availability under our amended revolving credit facility as of January 1, 2011. Under our amended revolving credit facility, we are required to maintain our excess availability above the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base, as defined therein, or $60.0 million (subject to increase to $75.0 million if we exercise the uncommitted accordion provision in the amended revolving credit facility in full). If we fail to maintain this minimum excess availability, the amended revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures. For additional information regarding our financial covenants under our revolving credit facility, see the Risk Factors “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” set forth under Item 1.A. Risk Factors.

Excess liquidity likely will continue to decrease while our industry and our company begins its recovery from this historic housing market downturn, however we believe that the amounts available from our revolving credit facility and other sources will be sufficient to fund our routine operations and capital requirements for the next 12 months. If economic conditions, especially those related to the housing market, do not improve, we will need to seek additional sources of capital to support our operations.

The credit markets have experienced adverse conditions for the past few years, which may adversely affect our lenders’ ability to fulfill their commitment under our revolving credit facility. Based on information available to us as of the filing date of this Annual Report on Form 10-K, we have no indications that the financial institutions included in our revolving credit facility would be unable to fulfill their commitments.

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

The following tables indicate our working capital and cash flows for the periods indicated.

	January 1,	January 2,
	2011	2010
	(Dollars in thousands)

Working capital	$236,168	$247,722

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009

Cash flows (used in) provided by operating activities	$(29,909)	$(19,853)	$190,390
Cash flows (used in) provided by investing activities	(3,381)	12,636	985
Cash flows provided by (used in) financing activities	18,130	(113,679)	(56,781)

Working Capital

Working capital decreased by $11.5 million to $236.2 million at January 1, 2011 from $247.7 million at January 2, 2010. The reduction in working capital reflects a $22.2 million reduction in other current assets, a $15.2 million decrease in cash, and the receipt of the last payment related to the termination of the G-P supply agreement of $4.7 million. The decrease in other current assets is due to the receipt of our $20.4 million 2009 federal tax refund in fiscal 2010. The decrease in cash is due to the movement discussed within coupled with our operating loss adjusted for non-cash items. This reduction is offset by an increase in inventory of $15.0 million, due to the addition of a new outdoor living product line and the related build in inventory, a decrease in accounts payable and bank overdrafts of $5.9 million. The decrease in, accounts payable and overdrafts is due to the timing of payments. The remaining decrease is related to various insignificant changes in other working capital components.

Operating Activities

During fiscal 2010, cash flows used in operating activities totaled $29.9 million. The primary driver of cash flow used in operations was a net loss, as adjusted for non-cash charges of $38.9 million, an increase in inventory of $15.1 million due to the addition of a new outdoor living product line, partially offset by the receipt of our $20.4 million tax refund in fiscal 2010.

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

Investing Activities

During fiscal 2010, cash flows used by investing activities totaled $3.4 million, compared to cash flows provided by investing activities of $12.6 million in 2009.

During fiscal 2010 and fiscal 2009, our expenditures for property and equipment were $4.1 million and $1.8 million, respectively. These expenditures were used primarily to computer equipment, leasehold improvements, and certain machinery and equipment. We estimate that capital expenditures for fiscal 2011 will be approximately $8 million, which includes approximately $3 million to purchase the replacement property for Nashville, TN. Our 2011 capital expenditures are anticipated to be paid with borrowings from our amended revolving credit facility and proceeds from the sale of our Nashville, TN property.

Proceeds from the disposition of property and equipment were $0.7 million and $14.5 million during fiscal 2010 and fiscal 2009, respectively. During fiscal 2009, the proceeds of $14.5 million included $12.4 million related to the sale of certain real properties classified as held for sale assets included in “Other current assets” on our Consolidated Balance Sheets. Comparable sales of real properties did not occur during fiscal 2010.

During fiscal 2008, cash flows provided by investing activities totaled $1.0 million. The primary driver of cash flows used for investing activities in fiscal 2008 was expenditures for property and equipment of $4.9 million. The expenditures for property and equipment were primarily for computer equipment, leasehold improvements, and underground storage tanks. Proceeds from the disposition of property totaled $5.9 million in fiscal 2008. The proceeds of $5.9 million included $4.7 million of proceeds related to the sale of certain real properties classified as held for sale assets included in “Other current assets” on our Consolidated Balance Sheets.

Financing Activities

Net cash provided by financing activities was $18.1 million during fiscal 2010, compared to net cash used of $113.7 million during fiscal 2009. The net cash provided by financing activities in fiscal 2010 primarily reflected additional borrowings on our amended revolving credit facility of $41.2 million (net of payments made), offset by an increase in restricted cash related to our mortgage of $11.2 million.

During fiscal 2009, the net cash used in financing activities primarily reflected payments on our revolving credit facility of $100.0 million, principal payments on our mortgage of $3.2 million, and an increase in restricted cash related to our mortgage of $10.3 million.

During fiscal 2008, the net cash used in financing activities primarily reflected payments on our revolving credit facility of $27.5 million, principal payments on our mortgage of $6.1 million, prepayment fees associated with principal payments on our mortgage of $1.9 million, and a decrease in bank overdrafts of $12.4 million

Debt and Credit Sources

As of January 1, 2011, we had outstanding borrowings of $97.2 million and excess availability of $103.4 million under the terms of our amended revolving credit facility. We classify the lowest projected balance of the credit facility over the next twelve months of $97.2 million as long-term debt. As of January 1, 2011 and January 2, 2010, we had outstanding letters of credit totaling $5.9 and $6.0 million, respectively, for the purposes of securing collateral requirements under our interest rate swap, insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions

On July 7, 2010, we reached an agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and the other signatories to our existing revolving credit facility, dated August 4, 2006, as amended, to amend the terms thereof. This amendment extends the date of final maturity of the facility to January 7, 2014 and decreases the maximum availability under the agreement from $500 million to $400 million. This decrease does not impact our current available borrowing capacity under the amended revolving credit facility since the borrowing base, which is based on eligible accounts receivable and inventory, currently permits less than $400 million in revolving credit facility borrowings. This amendment also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million. As a result of reducing our maximum borrowing capacity from $500 million to $400 million, we recorded expense of $0.2 million for the write-off of the existing debt issuance costs associated with the reduction in borrowing capacity. We incurred $6.5 million in new debt issuance costs, which we capitalized and will amortize over the extended debt term to interest expense.

Under the amended agreement, our revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base or $60.0 million (subject to increase to $75.0 million if we exercise the uncommitted accordion credit facility in full) (the “Excess Availability Threshold”). The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our revolving credit facility is less than the Excess Availability Threshold for three consecutive business days. As of January 1, 2011 and through the time of the filing this Annual Report on Form 10-K, we were in compliance with all covenants under our revolving credit facility. We had $103.4 million and $157.1 million of availability as of January 1, 2011 and January 2, 2010, respectively. Our lowest level of availability in the last three years was $103.4 million as of January 1, 2011. We currently do not anticipate our excess availability in fiscal 2011 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold for more than three consecutive business days, however, we would not meet the required fixed charge ratio with our current operating results. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than the Excess Availability Threshold, excluding unrestricted cash, for three consecutive business days or in the event of default. Our amended revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

During fiscal 2009, we elected to permanently reduce our revolving loan threshold limit from $800 million to $500 million. As a result of these actions, we recorded expense of $1.4 million for the write-off of deferred financing costs.

On June 12, 2006, we entered into an interest rate swap agreement, to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap has a notional amount of $150.0 million and the terms call for us to receive interest monthly at a variable rate equal to the 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap was designated as a cash flow hedge.

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

Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for fiscal 2010 were approximately $4.6 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $2.1 million offset by income of $6.7 million related to fair value changes in the ineffective swap liability. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for fiscal 2009 were approximately $6.3 million and were comprised of a non-cash $9.0 million pro-rata reduction to accumulated other comprehensive loss with an offsetting charge to earnings related to reducing our borrowings outstanding by $100.0 million, amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $2.9 million, and income of $5.7 million related to fair value changes since the date of the reduction.

The remaining amount of accumulated other comprehensive loss will be amortized over the remaining 4 month term of the interest rate swap and recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.

The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of January 1, 2011 (in thousands):

Balance at January 2, 2010	$2,675
Changes associated with ineffective interest rate swap recorded to interest expense	(2,126)

Balance at January 1, 2011	$549

The fair value of our ineffective swap liability at January 1, 2011 and January 2, 2010 was $2.2 million and $8.9 million, respectively.

Contractual Commitments.  The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of January 1 of each year set forth below (dollars in millions).

	2011	2012	2013	2014	2015	Thereafter	Total

Revolving credit facility	$—	$—	$—	$97,200	$—	$—	$97,200
Mortgage indebtedness	1,190	3,054	3,309	3,529	3,763	270,825	285,670
Interest payments on our revolving credit facility(1)	4,665	4,374	4,374	84	—	—	13,497
Interest payments on our mortgage(2)	18,380	18,276	18,021	17,802	17,568	10,139	100,186

Subtotal	24,235	25,704	25,704	118,615	21,331	280,964	496,553
Operating leases(3)	6,181	5,759	5,655	5,095	4,746	13,747	41,183
Letters of credit(4)	5,935	—	—	—	—	—	5,935

Total	$36,351	$31,463	$31,359	$123,710	$26,077	$294,711	$543,671

(1)	Interest on the revolving credit facility is variable, based on 14-day, one-month, two-month, three-month or six-month LIBOR. The interest rate on the amended revolving credit facility was 4.5% at January 1, 2011. On June 12, 2006, we entered into an interest swap agreement with Goldman Sachs Capital Markets to hedge against interest rate risks on $150 million of our amended revolving credit facility. The terms call for us to pay interest monthly at 5.4%. Interest payments are based on these rates. The final maturity date on our amended revolving credit facility is January 7, 2014.

(2)	Interest payments on the mortgage are based on a fixed rate of 6.35%.

(3)	We lease various facilities and vehicles under non-cancelable operating leases.

(4)	Letters of credit not included above under the credit facilities.

Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our Consolidated Balance Sheets (to the extent entered into prior to the end of the applicable period) as accounts payable and accrued liabilities.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with United States generally accepted accounting principles requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our Consolidated Statements of Operations and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) allowance for doubtful accounts and related reserves; (3) inventory valuation; (4) fair value measurements; (5) impairment of long-lived assets; and (6) income taxes. Our significant accounting policies are more fully described in the Notes to the Consolidated Financial Statements.

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

All revenues are recorded at gross. The key indicators used to determine when and how revenue is recorded are as follows:

•	We are the primary obligor responsible for fulfillment and all other aspects of the customer relationship.

•	Title passes to BlueLinx, and we carry all risk of loss related to warehouse, reload inventory and inventory shipped directly from vendors to our customers.

•	We are responsible for all product returns.

•	We control the selling price for all channels.

•	We select the supplier.

•	We bear all credit risk.

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

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will ultimately be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns.

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

We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i) the present value factors used in determining fair value (ii) projected LIBOR, and (iii) the risk of counterparty non-performance risk. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy as defined in Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The affect of counterparty non-performance was immaterial during fiscal 2009 and 2010.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

We consider whether there were indicators of potential impairment on a quarterly basis. Indicators of impairment include current period losses combined with a history of losses, management’s decision to exit a facility, reductions in the fair market value of real properties and changes in other circumstances that indicate the carrying amount of an asset may not be recoverable.

Our evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual distribution facility. In the event of indicators of impairment, the assets of the distribution facility are evaluated by comparing the facility’s undiscounted cash flows over the estimated useful life of the asset, which ranges between 5-40 years, to its carrying value. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and the estimated fair market value. Impairment losses are recorded as a component of “Selling, general and administrative” expense in the Consolidated Statements of Operations.

Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. In the event that undiscounted cash flows does not exceed the carrying value of a facility, our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a two year average of cash flows based on 2010 EBITDA and 2011 projected EBITDA, which includes a small growth factor assumption, to estimate undiscounted cash flows. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We experienced improvement in fiscal 2010 operating income when compared to fiscal 2009 at the distribution facility. However, our operating results continue to be negatively impacted by the ongoing downturn in the housing market. To the extent that reductions in volume and operating income have resulted in impairment indicators, in all cases our carrying values continue to be less than our projected undiscounted cash flows. As such, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.

Income Taxes

As of January 1, 2011, our deferred income tax assets were $49.3 million with a full valuation allowance. Deferred income tax assets and income tax benefits are recognized for temporary differences between amounts recorded for financial reporting and income tax purposes. In evaluating our ability to recover our deferred income tax assets, we considered the four sources of taxable income that should be considered when determining whether a valuation allowance is required including (from least to most subjective):

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

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance which will require that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for us during the third quarter of fiscal 2009. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In May 2009, the FASB issued guidance on subsequent events that establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for us beginning with our Quarterly Report on Form 10-Q for the second quarter and first six months of fiscal 2009, and was applied prospectively. In February 2010, the FASB issued guidance which removes the requirement to disclose the date through which subsequent events were evaluated in both originally issued and reissued financial statements for “SEC filers”. We have adopted this amendment, which is effective immediately.

In July 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with United States GAAP. The Codification does not change current United States GAAP, but is intended to simplify user access to all authoritative United States GAAP by providing all the authoritative literature related to a particular topic in one place. The Form 10-K beginning in the year ending January 2, 2010 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In January 2010, the FASB amended fair value measurement guidance to require a number of additional disclosures regarding fair value measurement, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated, and the requirement to provide disclosures about valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. This guidance is effective for periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. This guidance did not and is not expected to have a significant impact on our current year financial statements and disclosures.

In December 2010, the FASB issued guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. This guidance is effective for our fiscal year ending December 31, 2011. We do not have goodwill recorded on the balance sheet and therefore this guidance does not currently impact us.

In December 2010, the FASB issued guidance which clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments. This guidance is directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. This guidance is therefore effective for acquisitions made after the beginning of our fiscal year ending December 31, 2011. We expect that this guidance may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.

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

Interest Rates.  Our revolving credit facility accrues interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. However, a change of 100 basis points in the market rate of interest would have an immaterial impact based on borrowings outstanding at January 1, 2011. Additionally, to the extent changes in interest rates impact the housing market, we would be impacted by such changes.

On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and a fixed interest rate of 6.35%. By entering into this fixed rate mortgage, we insulated ourselves from changes in market interest rates on a portion of our indebtedness. This mortgage replaced our previously existing $165 million floating rate mortgage, which had a 7.4% interest rate when it was terminated.

Foreign Exchange Rates.  Less than 3.0% of our net sales are denominated in currencies other than the U.S. dollar, and we do not believe our total exposure to currency fluctuations to be significant.

Commodity Prices.  We believe that general inflation did not significantly affect our operating results or markets in fiscal 2010, fiscal 2009 or fiscal 2008. As discussed above, our results of operations were both favorably and unfavorably impacted by increases and decreases in the pricing of certain commodity-based products. Commodity price fluctuations have from time to time created cyclicality in our financial performance and may do so in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders of BlueLinx Holdings Inc.:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 1, 2011. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission set forth in Internal Control — Integrated Framework. Based on our assessment, our management concluded that, as of January 1, 2011, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended January 1, 2011 included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of January 1, 2011, dated February 28, 2011.

February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries

We have audited BlueLinx Holdings Inc. and subsidiaries’ internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BlueLinx Holdings Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BlueLinx Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 Consolidated Financial Statements of BlueLinx Holdings Inc. and subsidiaries and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlueLinx Holdings Inc. and subsidiaries at January 1, 2011 and January 2, 2010, and the consolidated results of their operations and their cash flows for the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BlueLinx Holdings Inc. and subsidiaries’ internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 28, 2011

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 1,	January 2,
	2011	2010
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$14,297	$29,457
Receivables, less allowances of $5,715 in fiscal 2010 and $8,387 in fiscal 2009	119,202	119,347
Inventories, net	188,250	173,185
Deferred income tax assets, net	143	—
Other current assets	22,768	44,970

Total current assets	344,660	366,959

Property and equipment:
Land and improvements	52,540	52,621
Buildings	96,720	96,145
Machinery and equipment	70,860	69,767
Construction in progress	2,028	791

Property and equipment, at cost	222,148	219,324
Accumulated depreciation	(92,517)	(82,141)

Property and equipment, net	129,631	137,183
Other non-current assets	50,728	42,704

Total assets	$525,019	$546,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,827	$64,618
Bank overdrafts	23,089	27,232
Accrued compensation	4,594	4,879
Current maturities of long term debt	1,190	—
Other current liabilities	16,792	22,508

Total current liabilities	108,492	119,237

Non-current liabilities:
Long-term debt	381,679	341,669
Deferred income taxes, net	192	—
Other non-current liabilities	33,665	35,120

Total liabilities	524,028	496,026

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value, 100,000,000 shares authorized; 32,667,504 and 32,179,253 shares issued and outstanding at January 1, 2011 and January 2, 2010, respectively	327	322
Additional paid-in-capital	147,427	145,035
Accumulated other comprehensive loss	(7,358)	(8,375)
Accumulated deficit	(139,405)	(86,162)

Total stockholders’ equity	991	50,820

Total liabilities and stockholders’ equity	$525,019	$546,846

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(In thousands, except per share data)

Net sales	$1,804,418	$1,646,108	$2,779,699
Cost of sales	1,593,745	1,452,947	2,464,766

Gross profit	210,673	193,161	314,933

Operating expenses:
Selling, general, and administrative	221,185	210,214	303,403
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,772)	—
Depreciation and amortization	13,365	16,984	20,519

Total operating expenses	234,550	209,426	323,922

Operating loss	(23,877)	(16,265)	(8,989)
Non-operating expenses (income):
Interest expense	33,788	32,456	38,547
Changes associated with the ineffective interest rate swap, net	(4,603)	6,252	—
Write-off of debt issue costs	183	1,407	—
Other expense, net	587	519	601

Loss before (benefit from) provision for income taxes	(53,832)	(56,899)	(48,137)
(Benefit from) provision for income taxes	(589)	4,564	(16,434)

Net loss	$(53,243)	$(61,463)	$(31,703)

Basic and diluted weighted average number of common shares outstanding	30,688	31,017	31,083

Basic and diluted net loss per share applicable to common shares outstanding	$(1.73)	$(1.98)	$(1.02)

Dividends declared per common share	$—	$—	$—

Comprehensive loss:
Net loss	$(53,243)	$(61,463)	$(31,703)
Other comprehensive (loss):
Foreign currency translation, net of taxes	336	1,173	(2,598)
Unrealized net (loss) gain from pension plan, net of taxes	(616)	941	(15,997)
Unrealized gain (loss) from ineffective interest rate swap, net of taxes	1,297	6,431	(3,751)

Comprehensive loss	$(52,226)	$(52,918)	$(54,049)

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net loss	$(53,243)	$(61,463)	$(31,703)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation and amortization	13,365	16,984	20,519
Amortization of debt issue costs	1,963	2,459	2,479
Net gain from terminating the Georgia- Pacific Supply Agreement	—	(17,772)	—
Payments from terminating the Georgia-Pacific Supply
Agreement	4,706	14,118	—
Gain from sale of properties	—	(10,397)	(1,936)
Prepayment fees associated with principal payments on mortgage	—	616	1,868
Changes associated with the ineffective interest rate swap, net	(4,603)	6,252	—
Write-off of debt issue costs	183	1,407	—
Vacant property charges, net	53	1,222	4,441
Deferred income tax (benefit) provision	(600)	24,220	(2,935)
Share-based compensation	3,978	2,922	2,614
Excess tax benefits from share-based compensation arrangements	—	—	(81)
Decrease (increase) in restricted cash related to the ineffective interest rate swap, insurance, and other	6,556	(2,511)	(6,210)
Changes in assets and liabilities:
Receivables	145	11,306	132,523
Inventories	(15,065)	16,297	146,405
Accounts payable	(1,791)	(13,749)	(86,350)
Changes in other working capital	15,452	(13,583)	20,440
Other	(1,008)	1,819	(11,684)

Net cash (used in) provided by operating activities	(29,909)	(19,853)	190,390

Cash flows from investing activities:
Property and equipment investments	(4,092)	(1,815)	(4,919)
Proceeds from disposition of assets	711	14,451	5,904

Net cash (used in) provided by investing activities	(3,381)	12,636	985

Cash flows from financing activities:
Repurchase of common stock	(583)	(2,042)	—
Proceeds from stock options exercised	—	—	434
Excess tax benefits from share-based compensation arrangements	—	—	81
Increase (decrease) in the revolving credit facility	41,200	(100,000)	(27,535)
Principal payments on mortgage	—	(3,201)	(6,130)
Prepayment fees associated with principal payments on mortgage	—	(616)	(1,868)
(Decrease) increase in bank overdrafts	(4,143)	2,517	(12,437)
Debt financing costs	(6,521)	—	(217)
Increase in restricted cash related to the mortgage	(11,201)	(10,296)	(9,119)
Payments on capital lease obligations	(629)	—	—
Other	7	(41)	10

Net cash provided by (used in) financing activities	18,130	(113,679)	(56,781)

(Decrease) increase in cash	(15,160)	(120,896)	134,594
Cash balance, beginning of period	29,457	150,353	15,759

Cash balance, end of period	$14,297	$29,457	$150,353

Supplemental Cash Flow Information
Net income tax refunds during the period	$19,983	$10,299	$22,762

Interest paid during the period	$31,675	$28,288	$36,854

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-In-	Comprehensive	(Accumulated
BlueLinx Holdings Inc.	Shares	Amount	Capital	Income (Loss)	Deficit)	Totals
	(In thousands)

Balance, December 29, 2007	31,224	$312	$142,081	$5,426	$7,004	$154,823
Net loss	—	—	—	—	(31,703)	(31,703)
Foreign currency translation adjustment, net of tax	—	—	—	(2,598)	—	(2,598)
Unrealized net loss from pension plan, net of tax	—	—	—	(15,997)	—	(15,997)
Unrealized loss from cash flow hedge, net of tax	—	—	—	(3,751)	—	(3,751)
Proceeds from stock options exercised	116	1	433	—	—	434
Issuance of restricted stock	1,022	10	—	—	—	10
Excess tax benefits from share-based compensation arrangements	—	—	81	—	—	81
Excess tax deficiencies from share-based compensation arrangements	—	—	(1,061)	—	—	(1,061)
Compensation related to share-based grants	—	—	2,614	—	—	2,614

Balance, January 3, 2009	32,362	323	144,148	(16,920)	(24,699)	102,852
Net loss	—	—	—	—	(61,463)	(61,463)
Foreign currency translation adjustment, net of tax	—	—	—	1,173	—	1,173
Unrealized gain from pension plan, net of tax	—	—	—	941	—	941
Unrealized gain from cash flow hedge, net of tax	—	—	—	6,431	—	6,431
Issuance of restricted stock, net of forfeitures	589	6	—	—	—	6
Repurchase of common stock	(772)	(7)	(2,035)	—	—	(2,042)
Compensation related to share-based grants	—	—	2,922	—	—	2,922

Balance, January 2, 2010	32,179	322	145,035	(8,375)	(86,162)	50,820
Net loss	—	—	—	—	(53,243)	(53,243)
Foreign currency translation adjustment, net of tax	—	—	—	336	—	336
Unrealized gain from pension plan, net of tax	—	—	—	(616)	—	(616)
Unrealized gain from cash flow hedge, net of tax	—	—	—	1,297	—	1,297
Issuance of restricted stock, net of forfeitures	688	7	—	—	—	7
Repurchase of common stock	(199)	(2)	(581)	—	—	(583)
Compensation related to share-based grants	—	—	3,876	—	—	3,876
Reclassification of equity awards to liability	—	—	(903)	—	—	(903)

Balance, January 1, 2011	32,668	$327	$147,427	$(7,358)	$(139,405)	$991

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Background

Basis of Presentation

BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation (BlueLinx Holdings Inc. and its subsidiaries are collectively referred to as “BlueLinx” or the “Company”), is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of January 1, 2011, we distributed more than 10,000 products to approximately 11,500 customers through our network of approximately 60 distribution centers. The Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal 2010 and fiscal 2009 each contained 52 weeks and fiscal 2008 contained 53 weeks.

Nature of Operations

We are a wholesale supplier of building products in North America. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living and metal products (excluding rebar and remesh). These products are sold to a diversified customer base, including independent building materials dealers, industrial and manufactured housing builders and home improvement centers. Net sales by product category are summarized below:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(Dollars in millions)

Sales by category
Structural products	$838	$738	$1,422
Specialty products	1,005	948	1,412
Unallocated allowances and adjustments	(39)	(40)	(54)

Total sales	$1,804	$1,646	$2,780

Suppliers

As of January 1, 2011, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts and freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, consigned inventory and extended payment terms.

On April 27, 2009, we entered into a Termination and Modification Agreement (“Modification Agreement”) related to our Master Purchases, Supply, and Distribution Agreement (the “Supply Agreement”) with Georgia-Pacific (“G-P”). The Modification Agreement effectively terminated the existing Supply Agreement with respect to our distribution of G-P plywood, OSB and lumber. As of January 3, 2009, prior to entering into the Modification Agreement, our minimum purchase requirement totaled $31.9 million. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from G-P.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We continue to distribute a variety of G-P building products, including engineered lumber, which is covered under a three-year purchase agreement dated February 12, 2009. The three-year purchase agreement for engineered lumber contains a mechanism for establishing pricing for the products we purchase under the purchase agreement from G-P. If BlueLinx and G-P are unable to agree on product pricing in accordance with this mechanism, we could experience a product shortage unless and until we obtain a replacement supplier or suppliers. We may not be able to obtain replacement products on favorable economic terms, or may not be able to obtain comparable alternative products. An inability to replace products on favorable economic terms or with comparable products could adversely impact our net sales and our costs, which in turn could impact our gross profit, net income and cash flows.

G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one year earlier than May 7, 2010, the termination date previously agreed upon. Under the terms of the Modification Agreement, we received four quarterly cash payments of $4.7 million, which began on May 1, 2009 and ended on February 1, 2010. As a result of the termination, we recognized a net gain of $17.8 million in 2009, as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement. We believe the early termination of the Supply Agreement contributed to the decline in our structural panel sales volume during fiscal 2010 and during the second, third, and fourth quarters of fiscal 2009. However, because the majority of these sales are through the direct sales channel, the lower structural panel sales volume had an insignificant impact on our gross profit during these periods. To the extent we are unable to replace these volumes with structural product from G-P or other suppliers, the early termination of the Supply Agreement may continue to negatively impact our sales of structural products which could impact our net sales and our costs, which in turn could impact our gross profit, net income, and cash flows.

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

All revenues are recorded at gross. The key indicators used to determine when and how revenue is recorded are as follows:

•	We are the primary obligor responsible for fulfillment and all other aspects of the customer relationship.

•	Title passes to BlueLinx and we carry all risk of loss related to warehouse, reload inventory and inventory shipped directly from vendors to our customers.

•	We are responsible for all product returns.

•	We control the selling price for all channels.

•	We select the supplier.

•	We bear all credit risk.

In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Cash

We had restricted cash of $42.2 million and $37.5 million at January 1, 2011 and January 2, 2010, respectively. Restricted cash primarily includes amounts held in escrow related to our interest rate swap, mortgage, and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

The table below provides the balances of each individual component in restricted cash as of January 1, 2011 and January 2, 2010 (in thousands):

	At January 1,	At January 2,
	2011	2010

Cash in escrow:
Mortgage	$30,616	$19,415
Insurance	9,430	9,411
Interest rate swap	—	6,690
Other	2,124	2,008

Total	$42,170	$37,524

During fiscal 2009, we determined it to be appropriate to classify changes in restricted cash required under our mortgage in the financing section of our Consolidated Statement of Cash Flows. In order to conform historical presentation to the current and future presentations, we reclassified $9.1 million during fiscal 2009 from net cash provided by operating activities to net cash used in financing activities for fiscal 2008 in our Consolidated Statement of Cash Flows. During fiscal 2010 and 2009, changes in restricted cash required under our mortgage were classified in the financing section of our Consolidated Statement of Cash Flows.

Concentrations of Credit Risk

Our accounts receivable are principally from customers in the building products industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable; however, is limited due to the large number of customers comprising our customer base.

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances ultimately will be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At January 1, 2011 and January 2, 2010, these reserves totaled $5.7 million and $8.4 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.

Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At January 1, 2011 and January 2, 2010, the market value of our inventory exceeded its cost. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At January 1, 2011 and January 2, 2010, our damaged, excess and obsolete inventory reserves were $1.7 million and $2.6 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.

Consignment Inventory

We enter into consignment inventory agreements with vendors. This vendor consignment inventory relationship allows us to obtain and store vendor inventory at our warehouses and third-party (“reload”) facilities; however, ownership and risk of loss generally remains with the vendor. When the inventory is sold, we are required to pay the vendor and we simultaneously take and transfer ownership from the vendor to the customer.

Consideration Received from Vendors and Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At January 1, 2011 and January 2, 2010, the vendor rebate receivable totaled $8.0 million and $6.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At January 1, 2011 and January 2, 2010, the customer rebate payable totaled $6.4 million and $5.3 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.

Shipping and Handling

Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in “Selling, general, and administrative” expenses were $85.5 million, $84.4 million, and $118.7 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses of $1.8 million, $1.8 million, and $2.5 million were included in “Selling, general and administrative” expenses for fiscal 2010, fiscal 2009, fiscal 2008, respectively.

Earnings per Common Share

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain management level employees participate in dividends on the same basis as common shares and are non-forfeitable by the holder. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Given that the restricted stockholders do not have a contractual obligation to participate in the losses, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. In addition, because the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included 1,914,288, 1,539,129, and 1,201,288 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for fiscal 2010, fiscal 2009, and fiscal 2008, respectively, because all periods reflected net losses.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. During fiscal 2008, we granted 834,071 performance shares under our 2006 Long-Term Incentive Plan, under which shares are issuable upon satisfaction of certain performance criteria. On December 14, 2010, the Compensation Committee of our Board decided to settle these awards in cash, and we classified them as liability awards at the time of the modification. Our restricted stock units are also settled in cash upon vesting and are considered liability awards. Therefore, these performance shares and restricted stock units are not included in the computation of the basic and diluted earnings per share.

As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. For fiscal 2010, fiscal 2009, and fiscal 2008, we excluded 2,839,103, 2,648,049, and 2,532,109 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive.

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

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property are capitalized and the replaced properties are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 2 to 18 years for land improvements, 5 to 40 years for buildings, and 3 to 7 years for machinery and equipment, which includes mobile equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income. Depreciation expense totaled $12.7 million for fiscal 2010, $15.3 million for fiscal 2009 and $18.0 million for fiscal 2008.

As of January 1, 2011 and January 2, 2010, the total amount capitalized for internally developed software was $5.9 million and $5.8 million, respectively. Accumulated depreciation related to internally developed software totaled $4.7 million and $2.8 million at January 1, 2011 and January 2, 2010, respectively.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and intangible assets with definite useful lives, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

We consider whether there were indicators of potential impairment on a quarterly basis. Indicators of impairment include current period losses combined with a history of losses, management’s decision to exit a facility, reductions in the fair market value of real properties and changes in other circumstances that indicate the carrying amount of an asset may not be recoverable.

Our evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual distribution facility. In the event of indicators of impairment, the assets of the distribution facility are evaluated by comparing the facility’s undiscounted cash flows over the estimated useful life of the asset, which ranges between 5-40 years, to its carrying value. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and the estimated fair market value. Impairment losses are recorded as a component of “Selling, general and administrative” expenses in the Consolidated Statements of Operations.

Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. In the event that undiscounted cash flows do not exceed the carrying value of a facility, our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a two year average of cash flows based on 2010 EBITDA and 2011 projected EBITDA, which includes a small growth factor assumption, to estimate undiscounted cash flows. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We experienced improvement in fiscal 2010 operating income when compared to fiscal 2009 at the distribution facility. However, our operating results continue to be negatively impacted by the ongoing downturn in the housing market. To the extent that reductions in volume and operating income have resulted in impairment indicators, in all cases our carrying values continue to be less than our projected undiscounted cash flows. As such, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets with Definite Useful Lives

We have approximately $0.3 million and $0.9 million of net basis in intangible assets for fiscal 2010 and fiscal 2009, respectively. This net balance is comprised of $12.8 million of gross carrying value in both fiscal 2010 and fiscal 2009, partially offset by $12.5 million and $11.8 million of accumulated amortization in fiscal 2010 and 2009, respectively. The remaining unamortized basis is comprised of customer relationships in both periods. In addition, there are fully amortized intangible assets related to internally developed software, trade names, and non compete agreements.

Amortization expense for intangible assets was $0.6 million, $1.6 million, and $2.5 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively. During fiscal 2009, we wrote-off $1.0 million of customer relationship intangibles related to the termination of the G-P supply agreement (see Note 1). This charge, related to the remaining balance of the amount capitalized in connection with the Supply Agreement, was recorded against the gain on the termination of the G-P Supply Agreement in “Selling, general, and administrative” expenses on our Consolidated Statements of Operations.

Estimated amortization expense is $0.2 million and $0.1 million for fiscal 2011 and fiscal 2012.

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

Stockholders’ Equity

During the fourth quarter of fiscal 2008, our Board of Directors authorized the Company to repurchase up to $10.0 million of our common stock over the next two years. Under the terms of the repurchase program, we were permitted to repurchase shares in open market purchases or through privately negotiated transactions. We used cash on hand to fund repurchases of our common stock. As of January 1, 2011, we had repurchased 1.0 million shares for $2.6 million.

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

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The functional currency for our Canadian operations is the Canadian dollar. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in stockholders’ equity. Foreign currency transaction gains and losses are reflected in the Consolidated Statements of Operations. Accumulated other comprehensive loss at January 1, 2011 and January 2, 2010 included the accumulated gain from foreign currency translation (net of tax) of $1.8 million and $1.5 million, respectively.

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

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance which will require that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for us during the third quarter of fiscal 2009. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In May 2009, the FASB issued guidance on subsequent events that establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for us beginning with our Quarterly Report on Form 10-Q for the second quarter and first six months of fiscal 2009, and was applied prospectively. In February 2010, the FASB issued guidance which removes the requirement to disclose the date through which subsequent events were evaluated in both originally issued and reissued financial statements for “SEC filers”. We have adopted this amendment, which was effective immediately.

In July 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Form 10-K beginning in the year ending January 2, 2010 and all subsequent public filings reference the Codification as the sole source of authoritative literature.

In January 2010, the FASB amended fair value measurement guidance to require a number of additional disclosures regarding fair value measurement, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated, and the requirement to provide disclosures about valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. This guidance is effective for periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. This guidance did not and is not expected to have a significant impact on our current year financial statements and disclosures.

In December 2010, the FASB issued guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. This guidance is therefore effective for our fiscal year ending December 31, 2011. We expect that this guidance may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.

In December 2010, the FASB issued guidance which clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments. This guidance is directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. This guidance is therefore effective for acquisitions made after the beginning of our fiscal year ending December 31, 2011. We expect that this guidance may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.

3.	Restructuring Charges

We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e. the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on current market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and “Other current liabilities” and

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Other non-current liabilities” on the Consolidated Balance Sheets for the fiscal years ended and at January 1, 2011 and January 2, 2010.

We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and in “Accrued compensation” on the Consolidated Balance Sheets for the fiscal years ended and at January 1, 2011 and January 2, 2010.

2007 Facility Consolidation and Severance Costs

During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings and reduction in force initiatives which resulted in charges of $17.1 million during the fourth quarter of fiscal 2007. Since the inception of this plan, we have recorded additional charges of $0.8 million, and $2.4 million during fiscal 2009 and fiscal 2008, respectively, due to a modification of certain sublease income assumptions related to the sublease of the vacated headquarters’ building. Assumption changes during fiscal 2010 did not result in material changes. As of January 1, 2011, January 2, 2010, and January 3, 2009, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.

The table below summarizes the balance of accrued facility consolidation reserve and the changes in the accrual for fiscal 2010 (in thousands):

Balance at January 2, 2010	$11,755
Assumption changes	—
Payments	(2,142)
Accretion of discount used to calculate liability	614

Balance at January 1, 2011	$10,227

2008 Facility Consolidation and Severance Costs

During fiscal 2008, our board of directors approved a plan to exit our custom milling operations in California primarily due to the impact of unfavorable market conditions on that business. The closure of the custom milling facilities resulted in facility consolidation charges of $2.0 million during fiscal 2008. In addition, we recorded severance and outplacement costs of $1.0 million in connection with involuntary terminations at our custom milling facilities and $4.2 million related to other reduction in force initiatives. At January 1, 2011 and January 2, 2010, there was no severance reserve. During fiscal 2010 and fiscal 2009, we modified certain assumptions related to sublease income and rental payments that resulted in an immaterial reduction to the reserve.

The table below summarizes the balances of the accrued facility consolidation and the changes in the accruals for fiscal 2010 (in thousands):

Balance at January 2, 2010	$645
Assumption changes	(40)
Payments	(787)
Sublease income	280
Other Changes	(26)

Balance at January 1, 2011	$72

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Facility Consolidations and Severance Costs

During fiscal 2009, we exited our BlueLinx Hardwoods facility in Austin, Texas to improve overall effectiveness and efficiency by consolidating these operations with our San Antonio and Houston branches. Our exit of the Austin facility resulted in a facility consolidation charge of $0.7 million. In addition, we recorded severance charges related to reduction in force initiatives of $1.8 million. During fiscal 2010, we modified certain assumptions related to sublease income and rental payments that resulted in an immaterial change to the reserve.

The table below summarizes the balances of the accrued facility consolidation and severance reserves and the changes in the accruals for fiscal 2010 (in thousands):

	Facility	Severance
	Consolidation	Costs	Total

Balance at January 2, 2010	$571	$151	$722
Assumption changes	92	—	92
Payments	(177)	(151)	(328)
Accretion of liability	37	—	37

Balance at January 1, 2011	$523	$—	$523

2010 Facility Consolidations and Severance Costs

During fiscal 2010, we had certain reduction in force activities, which resulted in severance charges of $1.1 million.

The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for fiscal 2010 (in thousands):

Balance at January 2, 2010	$—
Charges	1,062
Assumption changes	(40)
Payments	(245)
Accretion of liability	—

Balance at January 1, 2011	$777

4.	Assets Held for Sale and Net Gain on Disposition

As part of our restructuring efforts to improve our cost structure and cash flow, we closed certain facilities and designated them as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of January 1, 2011 and January 2, 2010, total assets held for sale were $1.6 million and $1.6 million respectively, and were included in “Other current assets” in our Consolidated Balance Sheets. During fiscal 2009, we sold certain real properties held for sale that resulted in a $10.4 million gain, respectively, recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations. We continue to actively market the remaining properties that are held for sale. Due to the fact that, as of January 1, 2011, the remaining properties are all land, depreciation expense is not impacted.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

Our (benefit from) provision for income taxes consists of the following:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(In thousands)

Federal income taxes:
Current	$(637)	$(19,800)	$(12,736)
Deferred	(556)	18,475	(2,149)
State income taxes:
Current	(145)	(263)	(973)
Deferred	(100)	5,745	(786)
Foreign income taxes:
Current	793	407	210
Deferred	56	—	—

Provision for (benefit from) income taxes	$(589)	$4,564	$(16,434)

The federal statutory income tax rate was 35%. Our (benefit from) provision for income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(In thousands)

Benefit from income taxes computed at the federal statutory tax rate	$(18,841)	$(19,912)	$(16,893)
Benefit from state income taxes, net of federal benefit	(2,153)	(2,276)	(1,706)
Valuation allowance change	18,433	25,864	1,179
Other	1,972	888	986

(Benefit from) provision for income taxes	$(589)	$4,564	$(16,434)

Our income before provision for income taxes for our Canadian operations was $1.6 million, $1.2 million and $0.7 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

For fiscal 2010, we recognized tax benefit of $0.6 million. The benefit recognized for the year is primarily comprised of $0.6 million of deferred income tax benefit resulting from the allocation of income tax expense to other comprehensive income, $0.7 million of current income tax benefit resulting from a net operating loss carryback and $0.8 million of current income tax expense resulting from foreign income taxes.

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

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the intraperiod tax allocation provisions of U.S. GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. As a result, in addition to our federal income tax benefit, we recorded a $0.6 million and $5.6 million non-cash tax benefit on the loss from continuing operations for fiscal 2010 and fiscal 2009, which is offset in full by income tax expense recorded in other comprehensive income. While the income tax benefit from continuing operations is reported in our Consolidated Statements of Operations, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive loss, which is a component of stockholders’ equity.

Our financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income taxes incurred during fiscal 2010 and fiscal 2009, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves, pension obligations and differences between book and tax depreciation and amortization. We record a valuation allowance against our net deferred tax assets when we determine that based on the weight of available evidence, it is more likely than not our net deferred tax assets will not be realized.

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

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2010, we weighed all available positive and negative evidence and concluded the weight of the negative evidence of a three year cumulative loss continued to outweigh the positive evidence. Based on the conclusions reached, we continued to maintain a full valuation allowance during 2010.

The components of our net deferred income tax assets (liabilities) are as follows:

	January 1,	January 2,
	2011	2010
	(In thousands)

Deferred income tax assets:
Inventory reserves	$3,341	$3,452
Compensation-related accruals	6,441	5,435
Accruals and reserves	356	679
Accounts receivable	1,341	2,045
Restructuring costs	4,212	5,056
Derivatives	814	3,440
Pension	7,332	6,039
Benefit from NOL carryovers(1)	24,867	6,234
Other	558	499

Total gross deferred income tax assets	49,262	32,879
Less: Valuation allowances	(46,528)	(27,226)

Total net deferred income tax assets	$2,734	$5,653

Deferred income tax liabilities:
Intangible assets	(230)	(87)
Property and equipment	(1,695)	(3,979)
Pension	—	—
Other	(858)	(1,587)

Total deferred income tax liabilities	(2,783)	(5,653)

Deferred income tax assets (liabilities), net	$(49)	$—

(1)	Our federal and state NOL carryovers will expire over 2 to 20 years.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in our deferred tax asset valuation allowance for fiscal 2010 and fiscal 2009 was as follows:

	Fiscal Year	Fiscal Year
	Ended	Ended
	January 1,	January 2,
	2011	2010

Balance at beginning of the year	$27,226	$1,362
Valuation allowance removed for taxes related to:
Income before income taxes	—	(3,472)
Valuation allowance provided for taxes related to:
Loss before income taxes	19,302	—
Effect of a change in judgment	—	29,336

Balance at end of the year	$46,528	$27,226

We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands)

Balance at December 29, 2007	$150
Increases related to current year tax positions	63
Additions for tax positions in prior years	48
Reductions for tax positions in prior years	—
Settlements	—

Balance at January 3, 2009	$261
Increases related to current year tax positions	526
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	(25)
Settlements	(23)

Balance at January 2, 2010	$739
Increases related to current year tax positions	—
Additions for tax positions in prior years	6
Reductions for tax positions in prior years	(62)
Settlements	—
Balance at January 1, 2011	$683

Included in the unrecognized tax benefits of $0.7 million at January 1, 2011 and January 2, 2010 was $0.7 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued a nominal amount of interest related to these unrecognized tax benefits during 2009 and 2010, and this amount is reported in “Interest expense” in our Consolidated Statements of Operations. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state and foreign tax authorities.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Receivables

We have a diversified customer base concentrated in the building products business. Credit risk is monitored and provisions for expected losses are provided as determined necessary by management. We generally do not require collateral.

The following reflects our activity in receivables related reserve accounts:

	Beginning	Expense/	Write offs and	Ending
	Balance	(Income)	Other, Net	Balance
	(In thousands)

Fiscal 2008
Allowance for doubtful accounts and related reserves	$10,536	$5,764	$(6,186)	$10,114
Fiscal 2009
Allowance for doubtful accounts and related reserves	$10,114	$3,879	$(5,606)	$8,387
Fiscal 2010
Allowance for doubtful accounts and related reserves	$8,387	$2,222	$(4,894)	$5,715

7.	Stock-Based Compensation

We have two stock-based compensation plans covering officers, directors and certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options or vesting of restricted stock, out of the total amount of common shares authorized for issuance under the 2004 Plan and the 2006 Plan.

The 2004 Plan provides for the grant of nonqualified stock options, incentive stock options and restricted shares of our common stock to participants of the plan selected by our Board of Directors or a committee of the Board that administers the 2004 Plan. We reserved 2,222,222 shares of our common stock for issuance under the 2004 Plan. The terms and conditions of awards under the 2004 Plan are determined by the administrator for each grant.

The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to participants of the 2006 Plan selected by our Board of Directors or a committee of the Board that administers the 2006 Plan. We reserved 3,200,000 shares of our common stock for issuance under the 2006 Plan. The terms and conditions of awards under the 2006 Plan are determined by the administrator for each grant. Awards issued under the 2006 Plan are subject to accelerated vesting in the event of a change in control as such event is defined in the 2006 Plan. On January 12, 2010, March 23, 2010, and May 17, 2010, the Compensation Committee granted 652,737, 45,000, and 50,000, respectively, restricted shares of our common stock to certain members of our management.

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

Compensation expense arising from stock-based awards granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. As of January 1, 2011, there was $0.1 million and $2.5 million of total unrecognized compensation expense related to stock options and restricted stock, respectively. The unrecognized compensation expense for stock options and restricted stock is expected to be recognized over a period of 0.2 years and 1.6 years, respectively. As of January 1, 2011, the weighted average remaining contractual term for our options and restricted stock is 6.8 years and 1.4 years. As of January 2, 2010, there was $0.8 million, $2.9 million, and $0.2 million of total unrecognized compensation expense related to stock options, restricted stock, and performance shares, respectively. The unrecognized compensation expense for stock options, restricted stock, and performance shares was expected to be recognized over a period of 1.1 years, 1.4 years, and 1.0 year, respectively. As of January 2, 2010, the weighted average remaining contractual term for our options and restricted stock is 7.8 years and 1.6 years.

For fiscal 2010, fiscal 2009 and fiscal 2008, our total stock-based compensation expense was $4.0 million, $3.0 million, and $2.6 million, respectively. We also recognized related income tax benefits of $1.5 million, $1.2 million and $1.0 million, respectively, which has been offset by a valuation allowance.

The total fair value of the options vested in fiscal 2010, fiscal 2009 and fiscal 2008 was $1.0 million, $0.6 million and $0.8 million, respectively. For restricted stock, the total fair value vested in fiscal 2010, fiscal 2009, and fiscal 2008 was $1.5 million, $1.2 million and $0.8 million, respectively.

Cash proceeds from the exercise of stock options for fiscal 2008 totaled $0.4 million. There were no stock option exercises during fiscal 2009 or fiscal 2010. In our Consolidated Statement of Cash Flows, we present the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow. For fiscal 2008, we included $0.08 million, of excess tax benefits in cash flows from financing activities. There were no excess tax benefits in fiscal 2009 or fiscal 2010.

On December 14, 2010, the Compensation Committee approved an amendment to the 2008 Performance Share Award Agreement under the 2006 Plan. The Amendment provides that the Company may, at the discretion of the Compensation Committee, settle grants pursuant to Performance Share Award Agreements either in (i) one share of common stock of the Company for each Performance Share (as defined in the 2006 Plan) earned or (ii) a lump sum cash payment equal to the Fair Market Value (as defined in the 2006 Plan) of one share of common stock of the Company for each Performance Share earned. The Amendment was determined to be a modification of the award and the difference in fair value, of approximately $0.02 million, was recorded. The award, which impacts eight employees, was classified as a liability award and was marked to market. On January 1, 2011, the fair value of these awards was based on the closing price of our common stock on December 31, 2010 of $3.66. These awards were settled in cash on January 7, 2011.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table depicts the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of time-based options and performance-based options granted during fiscal 2008 (there were no options granted during fiscal 2010 or 2009):

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

The tables below summarize activity and include certain additional information related to our outstanding employee stock options for the three years ended January 1, 2011.

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at December 29, 2007	1,490,295	$12.24
Options granted	798,884	4.64
Options exercised	(113,138)	3.75
Options forfeited	(693,815)	12.50
Options expired	(443,711)	13.07

Options outstanding at January 3, 2009	1,038,515	6.78
Options granted	—	—
Options exercised	—	—
Options forfeited	(30,268)	13.67
Options expired	(79,932)	9.39

Options outstanding at January 2, 2010	928,315	6.34
Options granted	—	—
Options exercised	—	—
Options forfeited	(2,300)	14.01
Options expired	(1,200)	14.01

Options outstanding at January 1, 2011	924,815	6.31

Options exercisable at January 1, 2011	646,953	$6.62

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual Life	Number of	Exercise	Contractual Life
Price Range	Options	Price	(in Years)	Options	Price	(in Years)

$4.66	750,000	$4.66	7.2	500,000	$4.66	7.2
$10.29-$14.01	174,815	$13.39	5.3	146,953	$13.30	5.3

	924,815		6.8	646,953		6.8

The following tables summarize activity for our performance shares, restricted stock awards and restricted stock unit awards during fiscal 2010, fiscal 2009, and fiscal 2008:

			Performance	Restricted
	Restricted Stock		Shares	Stock Units
		Weighted
	Number of	Average Fair	Number of	Number of
	Awards	Value	Awards(1)	Awards(1)

Outstanding at December 29, 2007	330,840	$11.89	224,719	188,125
Granted	1,396,609	4.36	834,071	—
Vested	(166,604)	5.05	—	—
Forfeited	(359,557)	6.81	(766,484)	(23,425)

Outstanding at January 3, 2009	1,201,288	5.62	292,306	164,700
Granted	681,151	2.64	—	—
Vested	(250,000)	4.86	—	—
Forfeited	(93,310)	5.58	(111,701)	(20,150)

Outstanding at January 2, 2010	1,539,129	4.42	180,605	144,550
Granted	747,737	3.07	—	—
Increase due to assumption changes	—	—	112,955	—
Vested	(340,578)	4.49	—	—
Forfeited	(32,000)	3.47	(52,725)	(16,600)

Outstanding at January 1, 2011	1,914,288	$2.67	240,835	127,950

(1)	As the performance shares were settled in cash on January 7, 2011 and the restricted stock units will be settled in cash, the fair value of these awards is marked-to-market each reporting period through the date of settlement.

8.	Employee Benefits

Defined Benefit Pension Plans

Most of our hourly employees participate in noncontributory defined benefit pension plans, which include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We met our required contribution to the hourly pension plan in fiscal 2010. Contributions to multiemployer plans are generally based on negotiated labor contracts. We contributed $1.1 million, $1.0 million, and $1.1 million to union administered multiemployer pension plans for fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the change in projected benefit obligation and the change in plan assets for the hourly pension plan:

	January 1,	January 2,
	2011	2010
	(In thousands)

Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$79,500	$72,015
Service cost	1,992	1,808
Interest cost	4,744	4,511
Actuarial loss	4,868	4,844
Curtailment	—	—
Benefits paid	(3,594)	(3,678)

Projected benefit obligation at end of period	87,510	79,500

Change in plan assets:
Fair value of assets at beginning of period	61,563	55,049
Actual return (loss) on plan assets	8,288	10,192
Employer contributions	2,466	—
Benefits paid	(3,592)	(3,678)

Fair value of assets at end of period	68,725	61,563

Unfunded Status of Plan	$(18,785)	$(17,937)

We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. On January 1, 2011, we measured the fair value of our plan assets and benefit obligations. As of January 1, 2011 and January 2, 2010, the net unfunded status of our benefit plan was $18.8 million and $17.9 million, respectively. These amounts were included in “Other non-current liabilities” on our Consolidated Balance Sheets. The net adjustment to other comprehensive loss for fiscal 2010, fiscal 2009, and fiscal 2008 was $1.0 million loss ($0.6 million loss, net of tax), $1.5 million gain ($0.9 million gain, net of tax), and $26.0 million loss ($15.9 million loss, net of tax), respectively, which represents the net unrecognized actuarial gain (loss) and unrecognized prior service cost.

The funded status and the amounts recognized on our Consolidated Balance Sheets for the hourly pension plan are set forth in the following table:

	January 1,	January 2,
	2011	2010
	(In thousands)

Funded status	$(18,785)	$(17,937)
Unrecognized prior service cost	3	3
Unrecognized actuarial loss	14,244	13,231

Net amount recognized	$(4,538)	$(4,703)

Amounts recognized on the balance sheet consist of:
Accrued pension liability	(18,785)	(17,937)
Accumulated other comprehensive loss (pre-tax)	14,247	13,234

Net amount recognized	$(4,538)	$(4,703)

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The portion of estimated net loss for the hourly pension plan that is expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year is $0.6 million. The expected amortization of prior service cost recognized into net periodic cost over the next fiscal year is nominal.

The accumulated benefit obligation for the hourly pension plan was $85.2 million and $77.4 million at January 1, 2011 and January 2, 2010, respectively.

Net periodic pension cost for our pension plans included the following:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
	(In thousands)

Service cost	$1,992	$1,808	$2,245
Interest cost on projected benefit obligation	4,744	4,511	4,435
Expected return on plan assets	(4,926)	(4,531)	(6,002)
Amortization of unrecognized loss (gain)	494	723	(365)
Amortization of unrecognized prior service cost	—	—	2

Net periodic pension cost	$2,304	$2,511	$315

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	January 1,	January 2,
	2011	2010

Projected benefit obligation:
Discount rate	5.39%	6.11%
Average rate of increase in future compensation levels	4.00%	4.00%
Net periodic pension cost
Discount rate	6.11%	6.42%
Average rate of increase in future compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	8.25%	8.50%

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

Upon calculation of the historical risk premium for each asset class, an expected rate of return can be established based on assumed 90-day Treasury bill rates. Based on the normal asset allocation structure of the portfolio (65% equities, 30% fixed income, and 5% cash) with historical compound annualized risk free rate of 4.49%, the expected overall portfolio return is 8.42% as of January 1, 2011. In an effort to reduce volatility

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in this assumption, we have elected to use a more conservative return assumption of 8.25%, as long as it is warranted by the analysis performed for the process of establishing pension expected returns assumptions.

Our percentage of fair value of total assets by asset category as of our measurement date is as follows:

	January 1,	January 2,
Asset Category	2011	2010

Equity securities — domestic	45%	53%
Equity securities — international	15%	14%
Fixed income	32%	32%
Other	8%	1%

Total	100%	100%

The fair value of our plan assets by asset category as of January 1, 2011 was as follows:

Asset Category	Level 1

Equity securities — domestic	$30,891
Equity securities — international	10,389
Fixed income	22,248
Other	5,197

Total	$68,725

The fair value of our plan assets by asset category as of January 2, 2010 was as follows:

Asset Category	Level 1

Equity securities — domestic	$29,528
Equity securities — international	8,499
Fixed income	19,870
Other	3,666

Total	$61,563

The plan assets are valued using quoted market prices in active markets and we consider the investments to be Level 1 in the fair value hierarchy. See Note 13 for a discussion of the levels of inputs to determine fair value.

Investment policy and strategy

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments will be to maximize the long-term real growth of fund assets, while the role of fixed income investments will be to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary. Target allocations for fiscal 2011 are 50% domestic and 15% international equity investments, 30% fixed income investments, and 5% cash. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our estimated future benefit payments reflecting expected future service are as follows:

Fiscal Year Ending	(In thousands)

December 31, 2011	$4,071
December 29, 2012	4,214
December 28, 2013	4,492
January 3, 2015	4,666
January 2, 2016	4,879
Thereafter	29,069

During fiscal 2011, we are required to make a minimum required contribution of $4.1 million, $2.8 million of which will be funded through a pre funded balance. The difference will be funded through a $1.3 million cash contribution.

Defined Contribution Plans

Our employees also participate in several defined contribution plans. Contributions to the plans are based on employee contributions and compensation. Contributions to these plans totaled $0.1 million, $0.1 million, and $4.1 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively. During fiscal 2009, we suspended the Company matching contributions to our defined salaried contribution plan as part of our cost reduction initiatives.

9.	Inventory Reserve Accounts

The following reflects our activity for inventory reserve accounts:

	Beginning		Write-offs and	Ending
	Balance	Expense	Other, net	Balance

Fiscal 2008
Obsolescence/damaged inventory reserve	$4,364	$1,892	$(2,225)	$4,031
Lower of cost or market reserve	$21	$3,400	$(21)	$3,400
Fiscal 2009
Obsolescence/damaged inventory reserve	$4,031	$909	$(2,367)	$2,573
Lower of cost or market reserve	$3,400	$419	$(3,819)	$—
Fiscal 2010
Obsolescence/damaged inventory reserve	$2,573	$667	$(1570)	$1,670
Lower of cost or market reserve	$—	$722	$(722)	$—

10.	Revolving Credit Facility

As of January 1, 2011, we had outstanding borrowings of $97.2 million and excess availability of $103.4 million under the terms of our amended revolving credit facility. Based on the borrowing base limitations, we classify the lowest projected balance of the credit facility over the next twelve months of $97.2 million as long-term debt. The interest rate on the amended revolving credit facility was 4.5% at January 1, 2011. As of January 1, 2011 and January 2, 2010, we had outstanding letters of credit totaling $5.9 million and $6.0, respectively, for the purposes of securing collateral requirements under our interest rate swap, insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.

On July 7, 2010, we reached an agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and the other signatories to our existing revolving credit facility, dated August 4, 2006, as amended, to amend the terms thereof. This amendment extends the date of

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

final maturity of the facility to January 7, 2014 and decreases the maximum availability under the agreement from $500 million to $400 million. This decrease does not impact our current available borrowing capacity under the amended revolving credit facility since the borrowing base, which is based on eligible accounts receivable and inventory, currently permits less than $400 million in revolving credit facility borrowings. This amendment also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million. As a result of reducing our maximum borrowing capacity from $500 million to $400 million, we recorded expense of $0.2 million for the write-off of the old debt issuance costs associated with the reduction in borrowing capacity. We incurred $6.5 million in new debt issuance costs, which we capitalized and will amortize over the renewed debt term to interest expense.

Under the amended agreement, our revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base or $60.0 million (subject to increase to $75.0 million if we exercise the uncommitted accordion credit facility in full) (the “Excess Availability Threshold”). The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our amended revolving credit facility is less than the Excess Availability Threshold for three consecutive business days. As of January 1, 2011 and through the time of the filing of this Annual Report on Form 10-K, we were in compliance with all covenants. We had $103.4 million and $157.1 million of availability as of January 1, 2011 and January 2, 2010, respectively. Our lowest level of availability in the last three years was $103.4 million as of January 1, 2011. We do not anticipate our excess availability in fiscal 2011 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold for more than three consecutive business days, however, we would not meet the required fixed charge ratio with our current operating results. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than the Excess Availability Threshold, excluding unrestricted cash, for more than three consecutive business days or in the event of default. Our amended revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

During fiscal 2009, we elected to permanently reduce our revolving loan threshold limit from $800.0 million to $500.0 million. As a result of these actions, we recorded expense during fiscal 2009 of $1.4 million for the write-off of deferred financing costs.

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

During fiscal 2009, we sold certain real properties that ceased operations. As a result of the sale of these properties during these periods, we reduced our mortgage loan by $3.2 million. In addition, during fiscal 2009, we incurred a mortgage prepayment penalty of $0.6 million, recorded in “Interest expense” on the Consolidated Statements of Operations. We did not sell any properties subject to the mortgage in 2010.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mortgage loan requires interest-only payments through June 2011. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2011	$1,190
2012	3,054
2013	3,309
2014	3,529
2015	3,763
Thereafter	270,825

12.	Derivatives

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

Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for fiscal 2010 were approximately $4.6 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $2.1 million offset by income of $6.7 million related to current year changes in the fair value of the ineffective interest rate swap liability. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for fiscal 2009 were approximately $6.3 million and were comprised of a non-cash $9.0 million pro-rata reduction to accumulated other comprehensive loss with an offsetting charge to earnings related to reducing our borrowings outstanding by $100.0 million, amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $2.9 million, and income of $5.7 million related to fair value changes since the date of the reduction.

The remaining amount of accumulated other comprehensive loss will be amortized over the remaining 4 month term of the interest rate swap and recorded as interest expense. Any further reductions in borrowings under our revolving credit facility will result in a pro-rata reduction in accumulated other comprehensive loss at the payment date with a corresponding charge recorded to interest expense.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of January 1, 2011 (in thousands):

Balance at January 2, 2010	$2,675
Changes associated with ineffective interest rate swap recorded to interest expense	(2,126)

Balance at January 1, 2011	$549

13.	Fair Value Measurements

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

We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i) the present value factors used in determining fair value (ii) projected LIBOR, and (iii) the risk of non-performance. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at January 1, 2011 and at January 2, 2010 due to the fact that the risk of counterparty non-performance was nominal. The fair value of the interest rate swap was a liability of $2.2 million and $8.9 million at January 1, 2011 and January 2, 2010, respectively. These balances are included in “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets.

The following table presents a reconciliation of the level 3 interest rate swap liability measured at fair value on a recurring basis as of January 1, 2011 (in thousands):

Fair value at January 2, 2010	$(8,924)
Unrealized gains included in earnings, net	6,729

Fair value at January 1, 2011	$(2,195)

The $6.7 million unrealized gain is included in “Interest expense” in the Consolidated Statements of Operations.

Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. Assumptions critical to our fair value in the period were present value factors used in determining fair value and an interest rate. At January 1, 2011, the carrying value and fair value of our mortgage was $285.7 million and $285.8 million, respectively.

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

Self-Insurance

It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $0.8 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence), Director and Officer ($0.8 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At January 1, 2011 and January 2, 2010, the self-insurance reserves totaled $7.6 million and $9.2 million, respectively.

Operating Leases

Total rental expense was approximately $5.0 million, $5.8 million, and $7.4 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

At January 1, 2011, our total commitments under long-term, non-cancelable operating leases were as follows (in thousands):

2011	$6,181
2012	5,759
2013	5,655
2014	5,095
2015	4,746
Thereafter	13,747

Total	$41,183

Certain of our operating leases have extension options and escalation clauses.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Collective Bargaining Agreements

Approximately 30% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 1% of our hourly work force will expire within one year, and one collective bargaining agreement expired in March 2010. We are in active negotiations with the subject union, and, in the interim, are operating under the terms and conditions of the expired agreement. Of the four collective bargaining agreements expiring in fiscal 2011, three will expire in the second quarter of fiscal 2011, and one will expire in the fourth quarter of fiscal 2011.

16.	Subsequent Events

In the first quarter of 2011, we sold our Nashville, Tennessee property to an unrelated third party, for a sales price of approximately $6.9 million. We subsequently purchased a replacement Nashville, Tennessee property for approximately $3.0 million.

We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

17.	Accumulated Other Comprehensive Loss

Comprehensive income (loss) is a measure of income which includes both net income and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into our income statement. Accumulated other comprehensive loss is separately presented on our balance sheet as part of common stockholders’ equity. Other comprehensive income (loss) was $1.0 million, $8.5 million, and $(22.3) million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

Other comprehensive loss for fiscal 2010, fiscal 2009, and fiscal 2008 included tax (expense) benefits of $0.8 million $(4.1) million, and $2.4 million, respectively, related to our interest rate swap (see Note 12). For fiscal 2010, fiscal 2009, and fiscal 2008, other comprehensive income (loss) included tax (expense) benefits of $(0.4) million, $(0.6) million, and $10.2 million related to our pension plan (see Note 8). Income tax expense recorded in other comprehensive income (loss) related to foreign currency translation was $0.2 million and $0.8 million for fiscal 2010 and 2009, respectively.

The accumulated balances for each component of other comprehensive income (loss) were as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 1,	January 2,	January 3,
	2011	2010	2009

Foreign currency translation adjustment, net of tax	$1,786	$1,450	$279
Unrealized net (loss) gain from pension plan, net of tax	(8,837)	(8,220)	(9,158)
Unrealized loss from cash flow hedge, net of tax	(307)	(1,605)	(8,041)

Accumulated other comprehensive (loss) income	$(7,358)	$(8,375)	$(16,920)

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Unaudited Selected Quarterly Financial Data

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	April 3,	April 4,	July 3,	July 4,	October 2,	October 3,	January 1,	January 2,
	2010(a)	2009(b)	2010(c)	2009(d)	2010(e)	2009(f)	2011(g)	2010(h)
	(In thousands, except per share amounts)

Net sales	$431,050	$407,111	$540,781	$423,526	$464,690	$449,363	$367,897	$366,108
Gross profit	52,278	44,276	64,119	48,300	49,942	55,305	44,334	45,280
Operating expenses:
Selling, general and administrative	56,514	56,587	57,089	54,015	55,985	55,396	52,741	52,460
OSB lawsuit settlement gain	—	—	—	—	(5,236)	—	—	—
Tender offer expenses	—	—	—	—	3,030	—	—	—
Net gain from terminating the Georgia-Pacific Supply Agreement	—	—	—	(17,351)	—	(203)	—	(218)
Gain from sale of properties	—	—	—	(4,237)	—	(169)	—	(5,990)
Restructuring and other charges	—	1,078	—	1,074	342	—	720	—
Depreciation and amortization	3,744	5,030	3,434	4,241	3,111	3,882	3,076	3,831

Operating (loss) income	(7,980)	(18,419)	3,596	10,558	(7,290)	(3,601)	(12,203)	(4,803)
Non-operating expenses:
Interest expense	7,315	8,117	8,205	7,890	9,121	7,987	9,147	7,846
Changes associated with ineffective interest rate swap, net	(805)	4,832	(1,256)	1,078	(1,156)	1,431	(1,386)	(1,089)
Prepayment fees associated with principal payments on mortgage	—	—	—	616	—	—	—	—
Write-off of debt issue costs	—	1,407	—	—	183	—	—	—
Other (income) expense	233	(157)	18	315	192	324	144	37
(Benefit from) provision for income taxes	(5,667)	(1,301)	(1,265)	31	(6,811)	120	(7,624)	(23,622)
Tax valuation allowance	5,683	29,336	1,301	—	6,033	—	7,761	—

Net (loss) income	$(14,739)	$(60,653)	$(3,407)	$628	$(14,852)	$(13,463)	$(20,245)	$12,025

(a)	During the three months ended April 3, 2010, basic and diluted weighted average shares were 30,587,258. Total share-based awards of 3,162,006 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(b)	During the three months ended April 4, 2009, basic and diluted weighted average shares were 31,083,451. Total share-based awards of 2,748,826 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(c)	During the three months ended July 3, 2010, basic and diluted weighted average shares were 30,698,973. Total share-based awards of 3,178,306 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(d)	During the three months ended July 4, 2009, basic and diluted weighted average shares were 32,565,601 and 32,663,997, respectively. Total share-based awards of 928,315 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(e)	During the three months ended October 2, 2010, basic and diluted weighted average shares were 30,714,191. Total share-based awards of 3,128,691 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(f)	During the three months ended October 3, 2009, basic and diluted weighted average shares were 30,948,318. Total share-based awards of 2,671,158 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	During the three months ended January 1, 2011, basic and diluted weighted average shares were 30,753,705, respectively. Total share-based awards of 2,839,103 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(h)	During the three months ended January 2, 2010, basic and diluted weighted average shares were 32,550,129 and 32,666,189, respectively. Total share-based awards of 928,315 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

19.	Supplemental Condensed Consolidating Financial Statements

The condensed consolidating financial information as of January 1, 2011 and January 2, 2010 and for fiscal 2010, fiscal 2009, and fiscal 2008 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see Note 10, Revolving Credit Facility, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated/combining financial statements are sixty-two single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 1, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,804,418	$29,825	$(29,825)	$1,804,418
Cost of sales	—	1,593,745	—	—	1,593,745

Gross profit	—	210,673	29,825	(29,825)	210,673

Operating expenses (income):
Selling, general and administrative	9,663	241,152	195	(29,825)	221,185
Net gain from terminating the Georgia-Pacific supply agreement	—	—	—	—	—
Depreciation and amortization	—	9,524	3,841	—	13,365

Total operating expenses (income)	9,663	250,676	4,036	(29,825)	234,550

Operating (loss) income	(9,663)	(40,003)	25,789	—	(23,877)
Non-operating expenses:
Interest expense	—	14,780	19,008	—	33,788
Changes associated with ineffective interest rate swap	—	(4,603)	—	—	(4,603)
Write-off of debt issuance costs	—	183	—	—	183
Other expense (income), net	—	576	11	—	587

(Loss) income before (benefit from) provision for income taxes	(9,663)	(50,939)	6,770	—	(53,832)
(Benefit from) provision for income taxes	(2,533)	(696)	2,640	—	(589)
Equity in (loss) income of subsidiaries	(46,113)	—	—	46,113	—

Net (loss) income	$(53,243)	$(50,243)	$4,130	$46,113	$(53,243)

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 2, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,646,108	$29,916	$(29,916)	$1,646,108
Cost of sales	—	1,452,947	—	—	1,452,947

Gross profit	—	193,161	29,916	(29,916)	193,161

Operating expenses (income):
Selling, general and administrative	5,809	244,378	(10,057)	(29,916)	210,214
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,772)	—	—	(17,772)
Depreciation and amortization	—	13,060	3,924	—	16,984

Total operating expenses (income)	5,809	239,666	(6,133)	(29,916)	209,426

Operating (loss) income	(5,809)	(46,505)	36,049	—	(16,265)
Non-operating expenses:
Interest expense	—	13,223	19,233	—	32,456
Changes associated with ineffective interest rate swap	—	6,252	—	—	6,252
Write-off of debt issuance costs	—	1,407	—	—	1,407
Other expense (income), net	—	767	(248)	—	519

(Loss) income before (benefit from) provision for income taxes	(5,809)	(68,154)	17,064	—	(56,899)
(Benefit from) provision for income taxes	(2,261)	170	6,655	—	4,564
Equity in (loss) income of subsidiaries	(57,915)	—	—	57,915	—

Net (loss) income	$(61,463)	$(68,324)	$10,409	$57,915	$(61,463)

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

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 1, 2011 follows (in thousands):

		BlueLinx
		Corporation
	BlueLinx	and	LLC
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash	$384	$13,913	$—	$—	$14,297
Receivables	—	119,202	—	—	119,202
Inventories	—	188,250	—	—	188,250
Deferred income tax assets, current	—	143	—	—	143
Other current assets	669	20,500	1,599	—	22,768
Intercompany receivable	57,208	8,759	—	(65,967)	—

Total current assets	58,261	350,767	1,599	(65,967)	344,660

Property and equipment:
Land and land improvements	—	3,027	49,513	—	52,540
Buildings	—	8,069	88,651	—	96,720
Machinery and equipment	—	70,860	—	—	70,860
Construction in progress	—	2,028	—	—	2,028

Property and equipment, at cost	—	83,984	138,164	—	222,148
Accumulated depreciation	—	(65,564)	(26,953)	—	(92,517)

Property and equipment, net	—	18,420	111,211	—	129,631
Investment in subsidiaries	(47,943)	—	—	47,943	—
Other non-current assets	—	19,602	31,126	—	50,728

Total assets	$10,318	$388,789	$143,936	$(18,024)	$525,019

Liabilities:
Current liabilities:
Accounts payable	$59	$62,768	$—	$—	62,827
Bank overdrafts	—	23,089	—	—	23,089
Accrued compensation	—	4,594	—	—	4,594
Current maturities of long-term debt	—	—	1,190	—	1,190
Other current liabilities	—	15,065	483	1,244	16,792
Intercompany payable	9,264	57,947	—	(67,211)	—

Total current liabilities	9,323	163,463	1,673	(65,967)	108,492

Non-current liabilities:
Long-term debt	—	97,200	284,479	—	381,679
Non current deferred income tax liabilities	—	192	—	—	192
Other non-current liabilities	4	33,661	—	—	33,665

Total liabilities	9,327	294,516	286,152	(65,967)	524,028

Stockholders’ Equity/Parent’s Investment	991	94,273	(142,216)	47,943	991

Total liabilities and equity	$10,318	$388,789	$143,936	$(18,024)	$525,019

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 2, 2010 follows (in thousands):

		BlueLinx
		Corporation
	BlueLinx	and	LLC
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash	$32	$29,129	$296	$—	$29,457
Receivables	—	119,347	—	—	119,347
Inventories	—	173,185	—	—	173,185
Deferred income tax assets	275	(910)	—	635	—
Other current assets	925	42,172	1,873	—	44,970
Intercompany receivable	63,905	5,793	—	(69,698)	—

Total current assets	65,137	368,716	2,169	(69,063)	366,959

Property and equipment:
Land and land improvements	—	3,134	49,487	—	52,621
Buildings	—	7,494	88,651	—	96,145
Machinery and equipment	—	69,767	—	—	69,767
Construction in progress	—	791	—	—	791

Property and equipment, at cost	—	81,186	138,138	—	219,324
Accumulated depreciation	—	(59,030)	(23,111)	—	(82,141)

Property and equipment, net	—	22,156	115,027	—	137,183
Investment in subsidiaries	(11,755)	—	—	11,755	—
Non-current deferred income tax assets	—	5,075	2,227	(7,302)	—
Other non-current assets	—	19,016	23,688	—	42,704

Total assets	$53,382	$414,963	$143,111	$(64,610)	$546,846

Liabilities:
Current liabilities:
Accounts payable	$38	$64,580	$—	$—	64,618
Bank overdrafts	—	27,232	—	—	27,232
Accrued compensation	16	4,863	—	—	4,879
Deferred income tax liabilities	(635)	—	—	635	—
Other current liabilities	—	20,637	1,871	—	22,508
Intercompany payable	3,143	61,644	4,911	(69,698)	—

Total current liabilities	2,562	178,956	6,782	(69,063)	119,237

Non-current liabilities:
Long-term debt	—	56,000	285,669	—	341,669
Non-current deferred income tax liabilities	—	2,524	4,778	(7,302)	—
Other non-current liabilities	—	35,120	—	—	35,120

Total liabilities	2,562	272,600	297,229	(76,365)	496,026

Stockholders’ Equity/Parent’s Investment	50,820	142,363	(154,118)	11,755	50,820

Total liabilities and equity	$53,382	$414,963	$143,111	$(64,610)	$546,846

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 1, 2011 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(53,243)	$(50,243)	$4,130	$46,113	$(53,243)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	9,854	3,511	—	13,365
Amortization of debt issue costs	—	1,298	665	—	1,963
Net gain from terminating the Georgia-Pacific supply agreement	—	—	—	—	—
Payments from terminating the Georgia-Pacific supply agreement	—	4,706	—	—	4,706
Gain from sale properties	—	—	—	—	—
Prepayment penalty associated with sale of facility	—	—	—	—	—
Changes associated with ineffective interest rate swap, net	—	(4,603)	—	—	(4,603)
Write-off of debt issuance costs	—	183	—	—	183
Vacant property charges, net	—	53	—	—	53
Deferred income tax (benefit) provision	910	1,041	(2,551)	—	(600)
Share-based compensation expense	1,856	2,122	—	—	3,978
Increase in restricted cash related to the ineffective interest swap, insurance, and other	—	6,556	—	—	6,556
Equity in earnings of subsidiaries	46,113	—	—	(46,113)	—
Changes in assets and liabilities:
Receivables	—	145	—	—	145
Inventories	—	(15,065)	—	—	(15,065)
Accounts payable	21	(1,812)	—	—	(1,791)
Changes in other working capital	279	15,267	(1,338)	1,244	15,452
Intercompany receivable	6,697	(2,966)	—	(3,731)	—
Intercompany payable	6,121	(3,697)	(4,911)	2,487	—
Other	(47)	(4,588)	3,627	—	(1,008)

Net cash provided by (used in) operating activities	8,707	(41,749)	3,133	—	(29,909)

Cash flows from investing activities:
Investment in subsidiaries	(7,772)	—	—	7,772	—
Property, plant and equipment investments	—	(4,092)	—	—	(4,092)
Proceeds from sale of assets	—	711	—	—	711

Net cash provided by (used in) investing activities	(7,772)	(3,381)	—	7,772	(3,381)

Cash flows from financing activities:
Net transactions with Parent	—	—	7,772	(7,772)	—
Repurchase of common stock	(583)	—	—	—	(583)
Decrease in revolving credit facility	—	41,200	—	—	41,200
Debt financing costs	—	(6,521)	—	—	(6,521)
Payment of principal on mortgage	—	—	—	—	—
Prepayment fees associated with sale of facility	—	—	—	—	—
Increase in bank overdrafts	—	(4,143)	—	—	(4,143)
Increase in restricted cash related to the mortgage	—	—	(11,201)	—	(11,201)
Intercompany receivable	—	—	—	—	—
Intercompany payable	—	—	—	—	—
Payments on capital lease obligations	—	(622)	—	—	(622)

Net cash (used in) provided by financing activities	(583)	29,914	(3,429)	(7,772)	18,130

(Decrease) increase in cash	352	(15,216)	(296)	—	(15,160)
Balance, beginning of period	32	29,129	296	—	29,457

Balance, end of period	$384	$13,913	$—	$—	$14,297

Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$20,098	$(115)	$—	$19,983

Interest paid during the period	$—	$13,280	$18,395	$—	$31,675

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 2, 2010 follows (in thousands):

	BlueLinx	BlueLinx	LLC
	Holdings Inc.	Corporation	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(61,463)	$(68,324)	$10,409	$57,915	$(61,463)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	13,059	3,925	—	16,984
Amortization of debt issue costs	—	1,806	653	—	2,459
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,772)	—	—	(17,772)
Payments from terminating the Georgia-Pacific supply agreement	—	14,118	—	—	14,118
Gain from sale of properties	—	(169)	(10,228)	—	(10,397)
Prepayment penalty associated with sale of facility	—	—	616	—	616
Changes associated with ineffective interest rate swap, net	—	6,252	—	—	6,252
Write-off of debt issuance costs	—	1,407	—	—	1,407
Vacant property charges, net	—	1,222	—	—	1,222
Deferred income tax (benefit) provision	(620)	22,565	2,275	—	24,220
Share-based compensation expense	1,773	1,149	—	—	2,922
Increase in restricted cash related to the ineffective interest swap, insurance, and other	—	(2,511)	—	—	(2,511)
Equity in earnings of subsidiaries	57,915	—	—	(57,915)	—
Changes in assets and liabilities:
Receivables	—	11,306	—	—	11,306
Inventories	—	16,297	—	—	16,297
Accounts payable	(79)	(13,670)	—	—	(13,749)
Changes in other working capital	(1,225)	(10,585)	(1,773)	—	(13,583)
Intercompany receivable	(1,039)	248	3,229	(2,438)	—
Intercompany payable	(2,898)	—	460	2,438	—
Other	—	2,017	(198)	—	1,819

Net cash (used in) provided by operating activities	(7,636)	(21,585)	9,368	—	(19,853)

Cash flows from investing activities:
Investment in subsidiaries	32,392	—	—	(32,392)	—
Property, plant and equipment investments	—	(1,815)	—	—	(1,815)
Proceeds from sale of assets	—	2,027	12,424	—	14,451

Net cash provided by (used in) investing activities	32,392	212	12,424	(32,392)	12,636

Cash flows from financing activities:
Net transactions with Parent	—	(24,994)	(7,398)	32,392	—
Repurchase of common stock	(2,042)	—	—	—	(2,042)
Decrease in revolving credit facility	—	(100,000)	—	—	(100,000)
Payment of principal on mortgage	—	—	(3,201)	—	(3,201)
Prepayment fees associated with sale of facility	—	—	(616)	—	(616)
Increase in bank overdrafts	—	2,517	—	—	2,517
Increase in restricted cash related to the mortgage	—	—	(10,296)		(10,296)
Intercompany receivable	(22,720)	—	—	22,720	—
Intercompany payable	—	22,720	—	(22,720)	—
Other	6	—	(47)	—	(41)

Net cash (used in) provided by financing activities	(24,756)	(99,757)	(21,558)	32,392	(113,679)

(Decrease) increase in cash	—	(121,130)	234	—	(120,896)
Balance, beginning of period	32	150,259	62	—	150,353

Balance, end of period	$32	$29,129	$296	$—	$29,457

Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$10,797	$(498)	$—	$10,299

Interest paid during the period	$—	$11,373	$16,915	$—	$28,288

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

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidating statement of stockholders’ equity for BlueLinx Holdings Inc. for fiscal 2008, fiscal 2009 and fiscal 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance, December 29, 2007	$154,823	$303,260	$(166,105)	$(137,155)	$154,823
Net income (loss)	(31,703)	(31,165)	2,431	28,734	(31,703)
Foreign currency translation adjustment, net of tax	(2,598)	(2,598)	—	2,598	(2,598)
Unrealized net loss from pension plan, net of tax	(15,997)	(15,997)	—	15,997	(15,997)
Unrealized loss from cash flow hedge, net of tax	(3,751)	(3,751)	—	3,751	(3,751)
Proceeds from stock options exercised	434	—	—	—	434
Issuance of restricted stock	10	—	—	—	10
Excess tax benefits from share-based compensation arrangements	81	—	—	—	81
Excess tax deficiencies from share-based compensation arrangements	(1,061)	—	—	—	(1,061)
Compensation expense related to share-based grants	2,614	—	—	—	2,614
Net transactions with the parent	—	(23,762)	6,545	17,217	—

Balance, January 3, 2009	$102,852	$225,987	$(157,129)	$(68,858)	$102,852
Net income (loss)	(61,463)	(68,324)	10,409	57,915	(61,463)
Foreign currency translation adjustment, net of tax	1,173	1,173	—	(1,173)	1,173
Unrealized net gain from pension plan, net of tax	941	941	—	(941)	941
Unrealized gain from cash flow hedge, net of tax	6,431	6,431	—	(6,431)	6,431
Issuance of restricted stock	6	—	—	—	6
Repurchase of restricted stock	(2,042)	—	—	—	(2,042)
Compensation expense related to share-based grants	2,922	—	—	—	2,922
Net transactions with the Parent	—	(23,845)	(7,398)	31,243	—

Balance, January 2, 2010	$50,820	$142,363	$(154,118)	$11,755	$50,820
Net income (loss)	(53,243)	(50,243)	4,130	46,113	(53,243)
Foreign currency translation adjustment, net of tax	336	336	—	(336)	336
Unrealized net gain from pension plan, net of tax	(616)	(616)	—	616	(616)
Unrealized gain from cash flow hedge, net of tax	1,297	1,297	—	(1,297)	1,297
Issuance of restricted stock	7	—	—	—	7
Repurchase of restricted stock	(583)	—	—	—	(583)
Compensation expense related to share-based grants	3,876	—	—	—	3,876
Reclassification of equity award to liability	(903)				(903)
Net transactions with the Parent	—	1,136	7,772	(8,908)	—

Balance, January 1, 2011	$991	$94,273	$(142,216)	$47,943	$991

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management performed an evaluation, as of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set out in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 1, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12 (a) of the NYSE Listed Company Manual, our Chief Executive Officer filed a certification with the NYSE on June 10, 2010 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age and position with our company of each of our executive officers and directors as of February 28, 2011. Their respective backgrounds are described in the text following the table.

Name	Age	Position

Howard S. Cohen	64	Chairman of the Board of Directors (Director since September 2007, Chairman since March 2008)
George R. Judd	49	President and Chief Executive Officer Director (since October 2008)
H. Douglas Goforth	47	Senior Vice President, Chief Financial Officer and Treasurer
Dean A. Adelman	45	Chief Administrative Officer
Richard S. Grant	64	Director (since 2005)
Richard B. Marchese	69	Director (since 2005)
Steven F. Mayer	51	Director (since 2004)
Charles H. McElrea	60	Director (since 2004)
Alan H. Schumacher	64	Director (since 2004)
Mark A. Suwyn	68	Director (since 2005)
Robert G. Warden	38	Director (since 2004)
M. Richard Warner	59	Director (since 2008)

Executive Officers

George R. Judd has served as our Chief Executive Officer since November 2008 and as our President since May 2004. Prior to that time, he worked for Georgia-Pacific Corporation in a variety of positions managing both inside and outside sales, national accounts and most recently as Vice President of Sales and Eastern Operations from 2002-2004. From 2000 until 2002, Mr. Judd worked as Vice President of the North and Midwest regions of the Distribution Division. He served as Vice President of the Southeast region from 1999 to 2000. Mr. Judd serves on the board of the Girl Scouts of Greater Atlanta and leads its design and construction committee. He graduated from Western Connecticut State University in 1984 with a Bachelor’s degree in Marketing.

H. Douglas Goforth has served as our Senior Vice President, Chief Financial Officer and Treasurer since February 2008. From November 2006 until February 2008, Mr. Goforth served as Vice President and Corporate Controller for Armor Holdings, Inc. which was acquired by BAE Systems in July 2007. Previously he served as Corporate Controller for BlueLinx from May 2004 until October 2006, where he played a key role in our 2004 IPO. From 2002 until 2004 he served as Controller for the Distribution Division of Georgia-Pacific Corporation. Mr. Goforth has 25 years of combined accounting, finance, treasury, acquisition and management experience with leading distribution and manufacturing companies including Mitsubishi Wireless Communications, Inc., Yamaha Motor Manufacturing, Inc. and Ingersoll-Rand. Mr. Goforth serves on the board of directors for the Arthritis Foundation of Georgia. Mr. Goforth is a North Carolina State Board Certified Public Accountant and earned a Bachelor of Science in Accounting from Mars Hill College in North Carolina.

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

Directors

Howard S. Cohen has served as Chairman of our Board since March 2008 and as a member of our Board since September 2007. He is a Senior Advisor to Cerberus. Mr. Cohen served as our Interim Chief Executive Officer from March 2008 through October 2008 and as our Executive Chairman from March 2008 through March 2009. Mr. Cohen possesses 33 years of leadership experience, including service as President and CEO of four publicly-traded companies: GTECH Corporation, from 2001 to 2002; Bell & Howell, from 2000 to 2001; Sidus Systems Inc., from 1998 to 1999; and Peak Technologies Group, Inc., from 1996 to 1998. Mr. Cohen has also managed independent divisions of three Fortune 500 companies. Mr. Cohen serves as the Chairman of the Board of Directors of Albertsons LLC and Equable Ascent Financial, LLC, both of which are Cerberus portfolio companies. Mr. Cohen previously served on the Board of SSA Global Technologies, Inc. from 2005 until 2007.

Mr. Cohen’s past experience as our interim Chief Executive Officer and Executive Chairman, financial expertise, management advisory expertise, experience as a director and officer of public companies, relationship with our largest stockholder and his performance as one of our Board members make him a valuable member of our Board.

George R. Judd has served as a member of our Board since October 2008. As an executive officer of our Company, Mr. Judd’s background is described above. Mr. Judd’s experience as our Chief Executive Officer, years of experience with Georgia-Pacific Corporation and BlueLinx in a variety of leadership roles, institutional knowledge, management skills, industry knowledge and his performance as one of our Board members make him a valuable member of our Board.

Richard S. Grant has served as a member of our Board since December 2005. Previously, Mr. Grant served as a director of The BOC Group plc, until his retirement in 2002. Over 30 years of service with The BOC Group, Mr. Grant held various management positions, most recently as Chief Executive of BOC Process Gas Solutions, Chairman of CNC sa, a Mexican joint venture company, and he had group responsibility for Technology, Latin America and Continental Europe. Previous responsibilities included service as the BOC Regional Director for South Pacific/South Asia, Chairman of Elgas Ltd, an Australian LPG distributor, and before that as President of Ohmeda Medical Devices and Chief Executive Officer of Glasrock Home Healthcare Inc. Mr. Grant currently serves on the Board of Compass Minerals International Inc, where he is lead director, a member of the audit committee and the nominating corporate governance committee, of which he was previously Chairman. Mr. Grant previously served as a director of Distributed Energy Systems Corporation from 2006 to 2007.

Mr. Grant’s experience managing distribution businesses, leadership experience, international board experience, transactional experience, financial expertise, experience as an officer and director of public companies, independence and his performance as one of our Board members make him a valuable member of our Board.

Richard B. Marchese has served as a member of our Board since May 2005. He served as Vice President Finance, Chief Financial Officer and Treasurer of Georgia Gulf Corporation since 1989 before retiring at the end of 2003. Prior to 1989, Mr. Marchese served as the Controller of Georgia Gulf Corporation, and prior to that he served as the Controller of the Resin Division of Georgia-Pacific Corporation. Mr. Marchese is a member of the board of directors of Nalco Holding Company, Quality Distribution Inc. and TPC Group Inc. and a member of the board of managers of Quality Distribution LLC.

Mr. Marchese’s extensive finance and operations experience, experience in the oversight of financial reporting and internal controls, experience as an officer and director of public companies, independence and his performance as one of our Board members make him a valuable member of our Board.

Steven F. Mayer has served as a member of our Board since May 2004. He has been Managing Director of Cerberus California, LLC and predecessor entities since November 2002 and also serves as Co-Head of

Private Equity at Cerberus. Prior to joining Cerberus in 2002 and since 2001, Mr. Mayer was an Executive Managing Director of Gores Technology Group. Prior to joining Gores, from 1996 to 2001, Mr. Mayer was a Managing Director of Libra Capital Partners, L.P. From 1994 until 1996, Mr. Mayer was a Managing Director of Aries Capital Group, LLC, a private equity investment firm that he co-founded. From 1992 until 1994, Mr. Mayer was a principal with Apollo Advisors, L.P. and Lion Advisors, L.P., affiliated private investment firms. Prior to that time, Mr. Mayer was an attorney with Sullivan & Cromwell. Mr. Mayer is a member of the boards of directors of Spyglass Entertainment Holdings, LLC and Talecris Biotherapeutics Holdings Corp. Mr. Mayer received his A.B., cum laude, from Princeton University and his juris doctor degree, magna cum laude, from Harvard Law School.

Mr. Mayer’s financial expertise, management advisory expertise, experience as a director of public companies, relationship with our largest stockholder and his performance as one of our Board members make him a valuable member of our Board.

Charles H. (Chuck) McElrea served as our Chief Executive Officer from May 2004 until his retirement from that position in October 2005, and has served as a member of our Board since May 2004. Prior to that time, Mr. McElrea worked at Georgia-Pacific for 26 years, most recently as President of the Distribution Division for four years and as Vice President of Finance, Information Technology and Strategy of Containerboard and Packaging for one year. Mr. McElrea held several other senior management positions including Vice President of Distribution Division Integrated Business Systems, Vice President of Packaging Division Business Planning & Logistics, Vice President of Pulp & Paper Logistics, Vice President of Purchasing and Vice President of the Bleached Board Division. He also held company positions in both manufacturing and finance/accounting. Mr. McElrea received a Bachelor’s degree in Business from California Polytechnic State University in 1977.

Mr. McElrea’s past experience as our Chief Executive Officer, years of experience with Georgia-Pacific Corporation and BlueLinx in a variety of leadership roles, institutional knowledge, industry knowledge and his performance as one of our Board members make him a valuable member of our Board.

Alan H. Schumacher has served as a member of our Board since May 2004. He is a director of Noranda Aluminum Holding Corporation, Equable Ascent Financial, LLC, North American Bus Industries, Inc., School Bus Holdings Inc. and Quality Distribution Inc. He is also a member of the board of managers of Quality Distribution LLC. Mr. Schumacher was a director of Anchor Glass Container Inc. from 2003 to 2006. Mr. Schumacher is a member of the Federal Accounting Standards Advisory Board and has served on that board since 2002. Mr. Schumacher has 23 years of experience working in various positions at American National Can Corporation and American National Can Group, where, from 1997 until his retirement in 2000, he served as Executive Vice President and Chief Financial Officer and, from 1988 through 1996, he served as Vice President, Controller and Chief Accounting Officer.

Mr. Schumacher’s financial expertise (including his qualification as an audit committee financial expert), experience in the oversight of financial reporting and internal controls, experience as an officer and director of public companies, independence and his performance as one of our Board members make him a valuable member of our Board.

Mark A. Suwyn has served as a member of our Board since May 2005. Mr. Suwyn has served as the Chairman of NewPage Corporation and NewPage Holding Corporation from May 2005 to June 2010. Mr. Suwyn was the interim Chief Executive Officer of NewPage from January 2010 to February 2010, was the Chief Executive Officer of NewPage from March 2006 until March 2009. Previously, he served as the Chairman and Chief Executive Officer of Louisiana-Pacific Corporation from 1996 to 2004. From 1992 to 1995, Mr. Suwyn served as Executive Vice President of International Paper Co. Mr. Suwyn has also served as Senior Vice President of E.I. du Pont de Nemours and Company. Mr. Suwyn served on the boards of United Rentals Inc. from 2004 to 2007 and Unocal Corporation from 2004 to 2005. Mr. Suwyn currently serves on the board of Ballard Power Systems Inc. and Contech Construction Products Inc. Mr. Suwyn has previously served as a senior member of the operations team of Cerberus and as an advisor to Cerberus. Cerberus is the indirect holder of a majority of the outstanding shares of our common stock.

Mr. Suwyn’s leadership, extensive managerial experience, management advisory expertise, experience as a director and officer of public companies, industry knowledge and experience, relationship with our largest stockholder and his performance as one of our Board members make him a valuable member of our Board.

Robert G. Warden has served as a member of our Board since May 2004. Mr. Warden is a Managing Director of Cerberus, which he joined in February 2003. Prior to joining Cerberus, Mr. Warden was a Vice President at J.H. Whitney from May 2000 to February 2003, a principal at Cornerstone Equity Investors LLC from July 1998 to May 2000 and an associate at Donaldson, Lufkin & Jenrette from July 1995 to July 1998. Mr. Warden graduated with an AB from Brown University in 1995. Mr. Warden also serves on the boards of Aercap Holdings N.V., Equable Ascent Financial, LLC and Four Points Media Group LLC.

Mr. Warden’s financial expertise, management advisory expertise, experience as a director of public companies, relationship with our largest stockholder and his performance as one of our Board members make him a valuable member of our Board.

M. Richard Warner has served as a member of our Board since March 2008. Mr. Warner is a consultant for Cerberus. He served as the Interim Chief Financial Officer of Equable Ascent Financial, LLC, a Cerberus portfolio company, from February 2009 until June 2009. Prior to his work with Cerberus, Mr. Warner was employed for more than 20 years in a variety of capacities at Temple-Inland Inc., most recently as a Senior Advisor during 2006, President from 2003 to 2005, Vice President & Chief Administrative Officer from 1999 to 2003 and Vice President & General Counsel from 1994 to 2002. Prior to joining Temple-Inland, Mr. Warner was a commercial lawyer in private practice. Mr. Warner currently serves on the boards of Balcones Resources Inc. and Equable Ascent Financial, LLC. Mr. Warner received his BBA degree, magna cum laude, from Baylor University and his Juris Doctor degree from Baylor University Law School.

Mr. Warner’s financial expertise, management advisory expertise, experience as a director and officer of public companies, industry knowledge and experience, relationship with our largest stockholder and his performance as one of our Board members make him a valuable member of our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and beneficial owners of more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such reports received by us with respect to transactions during 2010, or written representations from certain reporting persons, we believe that our directors, officers and persons who own more than 10% of our equity securities have complied with all applicable filing requirements for 2010, except that one late Form 3 and one late Form 4 were filed late with respect to grants of restricted stock to Mr. Scott Phillips in connection with his appointment as principal accounting officer.

Corporate Governance Guidelines and Code of Ethics

Our corporate governance guidelines, as in effect from time to time, may be found on our website, www.bluelinxco.com. Our Board intends to review its corporate governance principles, committee charters and other aspects of governance as often as necessary to remain current in all aspects of corporate governance for similarly situated companies.

Our Board has adopted a policy to self-evaluate its performance on an annual basis.

Our code of conduct and ethics, applicable to all employees and officers as well as members of our Board, as in effect from time to time, may be found on our website, www.bluelinxco.com. Any amendment to or waiver of our code of conduct and ethics for any Board member, our Chief Executive Officer, our Chief Financial Officer as well as any other executive officer will be disclosed on our website, www.bluelinxco.com.

Additionally, our corporate governance guidelines and code of conduct and ethics are available in print to any stockholder who requests them by writing to BlueLinx Holdings Inc., attn: Corporate Secretary, 4300 Wildwood Parkway, Atlanta, Georgia 30339.

Our code of conduct and ethics provides a procedure by which employees and others may directly or anonymously, through a secure toll-free phone number, inform our management and/or the Audit Committee of any alleged violation of our code of conduct and ethics, including any allegations of accounting fraud. Reporting employees are protected from retaliation and any other form of adverse action.

Communications with the Board of Directors

Stockholders and other interested parties who wish to send communications, including recommendations for director nominees, to our Board or any individual director may do so by writing to the Board of Directors, in care of our secretary, at our principal executive offices, BlueLinx Holdings Inc., attn: Corporate Secretary, 4300 Wildwood Parkway, Atlanta, Georgia 30339. Your letter should indicate whether you are a stockholder. Depending on the subject matter, our Corporate Secretary will, as appropriate:

•	forward the communication to the director to whom it is addressed or, in the case of communications addressed to the Board of Directors generally, to the chairman;

•	attempt to handle the inquiry directly where it is a request for information about us; or

•	not forward the communication if it is primarily commercial in nature or if it relates to an improper topic.

Communications from interested parties that are complaints or concerns relating to financial and accounting methods, internal accounting controls or auditing matters should be sent to the chairman of the Audit Committee, following the procedures set forth above. Director nominations will be reviewed for compliance with the requirements identified under “Submission of Stockholder Proposals” in our 2009 Proxy Statement and if they meet such requirements, will be promptly forwarded to the director or directors identified in the communication.

All communications will be summarized for our Board on a periodic basis and each letter will be made available to any director upon request.

Audit Committee

Our Board established a separately-designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The purpose of the Audit Committee is to assist our Board in fulfilling its responsibilities to oversee our financial reporting process, including monitoring the integrity of our financial statements and the independence and performance of our internal and external auditors. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm.

The Audit Committee met eight times in 2010. The Audit Committee currently consists of Messrs. Grant, Marchese and Schumacher. As discussed below in Item 13 (Certain Relationships and Related Transactions, and Director Independence), our Board has affirmatively determined that Messrs. Grant, Marchese and Schumacher are each “independent,” as such term is defined under the rules of the SEC and the listing standards of the NYSE applicable to audit committee membership, and each meets the NYSE’s financial literacy requirements. Our Board has determined that Mr. Schumacher is an “audit committee financial expert,” as such term is defined under the applicable rules of the SEC.

The Audit Committee operates pursuant to a written charter, a copy of which can be found on our website at www.bluelinxco.com. Additionally, the audit committee charter is available in print to any stockholder who requests it by writing to BlueLinx Holdings Inc., attn: Corporate Secretary, 4300 Wildwood Parkway, Atlanta, Georgia 30339.

The Audit Committee has adopted a procedure to receive allegations on any fraudulent accounting issues through a toll-free telephone number as set out in our code of conduct and ethics. See “Corporate Governance Guidelines and Code of Ethics” above.

ITEM 11.	EXECUTIVE COMPENSATION.

The Compensation Committee of our Board of Directors, referred to in this discussion as the Committee, is responsible for reviewing, establishing and approving the compensation of our named executive officers. Compensation paid to our Chief Executive Officer, Chief Financial Officer and the other named executive officers identified in the Summary Compensation Table is set forth under “Compensation of Executive Officers” below. The following discussion and analysis focuses on compensation to our named executive officers for 2010.

The Committee regularly consults with management regarding employee compensation matters. Mr. Judd’s compensation was adjusted on November 1, 2008 when he entered into an employment agreement with the Company to serve as our Chief Executive Officer. Our Board of Directors established a Search Committee in March 2008 to lead and coordinate the search for a permanent chief executive officer. The Search Committee included Messrs. Suwyn, Schumacher, Grant, and Cohen. The Search Committee engaged an executive search firm to assist in identifying qualified candidates for the chief executive officer role. The Search Committee members interviewed internal and external candidates for the role before ultimately recommending Mr. Judd for the position. The terms of his employment agreement were established based on a review of the compensation he was receiving in his capacity as our President and Chief Operating Officer, the compensation necessary to hire a qualified chief executive officer from outside of the Company, as well as our review of the market data for chief executive officer compensation at comparator companies which was provided to the Committee by its outside compensation consultant, Hewitt Associates, in its 2008 compensation benchmarking survey.

Our Chief Executive Officer makes compensation recommendations to the Committee for the other named executive officers. The Committee also considers market factors in making decisions about our compensation program. In this regard, in 2005, the Committee retained Hewitt Associates to advise it on executive compensation matters and to provide compensation recommendations as to our executive officers. The Committee and the Company periodically discuss compensation issues and solicit compensation advice and data from Hewitt. At the request of the Committee, Hewitt provided an updated compensation benchmarking study to the Company in October 2008. The following discussion and analysis, which was reviewed and approved by the Committee, analyzes the objectives and results for 2010 of our named executive officer compensation policies and procedures.

Compensation Policies and Objectives

Our primary goal is to establish a compensation program that serves the long-term interests of the Company and our stockholders by aligning management’s interests with that of our stockholders through equity ownership and by promoting the attainment of certain individual and corporate goals. In addition, our compensation program is designed to attract and retain top quality executives with the qualifications necessary for the long-term financial success of the Company.

Our executive compensation program is based on the following principles:

•	Compensation decisions are driven by a pay-for-performance philosophy, which takes into account performance by both the Company and the individual;

•	Performance is determined with reference to pre-established goals, both with respect to the Company and the individual, which we believe enhances the individual executive’s performance;

•	Where possible, a significant component of total direct compensation should consist of variable compensation;

•	Total compensation opportunity should be comparable to the median ranges in the marketplace within which we compete; and

•	Increased compensation can be earned through an individual’s increased contribution to the Company.

Compensation programs in which our named executive officers participate are designed to be competitive with the compensation programs of companies with which we compete for executive talent in order to enhance our ability to attract and retain key executive leadership. In this regard, the Committee directed the Company to engage Hewitt Associates to perform a benchmark study of the Company’s compensation structure in 2008. In evaluating our compensation program, the Committee considered the level of compensation paid to executive officers in comparable executive positions within a comparator group consisting of eighteen distribution companies and two building products companies selected by BlueLinx with annual revenues between $645 million and $10.8 billion. The companies within the group were selected based on size, industry focus and organizational status and we believe as a group they represent the appropriate comparable labor market for executive talent. This group comprised the following companies: Amcon Distributing Company; Andersons Inc.; Applied Industrial Technologies Inc.; Beacon Roofing Supply Inc.; Building Materials Holding Corporation; Builders FirstSource Inc.; Fastenal Company; GATX Corp.; Genuine Parts Company; Huttig Building Products Inc.; Interline Brands Inc.; MSC Industrial Direct; Nash Finch Co.; RSC Holdings Inc.; Rush Enterprises Inc.; United Rentals Inc.; Universal Forest Products; Watsco Inc.; Wesco International Inc.; and WW Grainger Inc.

Hewitt’s comprehensive benchmarking study focused on a number of elements to compare the Company to companies within these comparator groups, including base salaries, target bonuses and actual bonuses paid, actual annual equity awards, total cash compensation, benefits and total compensation. The Company and the Committee reviewed information from these comparator companies and used the data as a reference point to assist them in establishing the compensation program for the Company, setting our executive officers’ compensation and benefits to be competitive with those of executive officers in similar positions at these comparator companies and to achieve a balance of incentives to help achieve our performance objectives. Although the Committee does not tie executive compensation to a single reference benchmark or target within the comparator group, the Committee generally considers the 50th and 75th percentiles of companies within the comparator group. The benchmarking study is used as a comparative tool in the Committee’s evaluation of the Company’s executive compensation in relation to companies believed to represent the appropriate comparable labor market for executive talent.

The Committee periodically consults with Hewitt on compensation issues and may periodically engage consultants in the future to advise on the ongoing competitiveness of our compensation programs as warranted. In addition, the Committee periodically reviews and revises salary ranges and total compensation programs to develop compensation ranges that it believes will position us within the same range as market salaries for similar positions in our industry based on market information obtained from consultation with Hewitt, informal market surveys, various trade group publications and other publicly available information.

Elements of Compensation

Compensation for our named executive officers consists of four general components:

•	Base salary;

•	Annual performance-based cash awards;

•	Long-term equity incentive compensation; and

•	Other perquisite and benefit programs.

The appropriate mix and amount of compensation for each named executive officer varies based on the level of the executive’s responsibilities, as determined by the Committee in consultation with our Chief Executive Officer. The compensation structure for each of our named executive officers is largely established by his employment agreement. The Committee may increase any component of compensation provided by an employment agreement to any of our named executive officers. There is no established policy or formula for allocating any individual’s total compensation between cash and non-cash, or between short-term and long-term incentives. This approach is designed to provide the Company with flexibility to respond to marketplace and individual factors in attracting and retaining executive talent and encouraging performance.

The Committee typically reviews and adjusts base salaries and awards of cash bonuses and equity-based compensation on an annual basis. Our Chief Executive Officer presents recommendations and proposals on compensation, which are developed in consultation with our Chief Administrative Officer and other Company representatives, to the Committee, including recommended base salaries, recommended structure, target levels and payout levels for the annual cash bonus program under the Company’s short term incentive plan (“STIP”), and recommended equity awards to executive officers, and management’s rationale for its recommendations. The Committee considers these recommendations before determining compensation.

Base Salary

Base salaries represent a fixed portion of named executive officer compensation and vary by job responsibility. We provide base salary because it is standard in the marketplace and provides a stable part of compensation to encourage retention. Named executive officer salaries generally are reviewed and approved annually by the Committee. Additionally, periodic salary adjustments are considered upon a promotion, change in job responsibility or when otherwise necessary for equitable reasons. The Chief Executive Officer’s base salary was established in his employment agreement, and the Committee consults with the Chief Executive Officer regarding the salaries of the other named executive officers. The Committee then considers such matters and approves base salary as to the named executive officers. The Committee primarily considers the recommendations of the Chief Executive Officer, market data, a general review of the executive’s compensation (individually and relative to the other executives), and the individual performance of the executive.

As a result of the continued difficult economic environment and its impact on the Company’s results from operations, the Committee decided to freeze the named executive officers’ base salaries for 2010. However, as discussed in our 2009 Proxy Statement, the Committee recommended that Mr. Goforth’s base salary be increased to $375,000 beginning in January 2009. Mr. Goforth requested this recommended salary increase be deferred and his annual base salary remained unchanged during 2009. Beginning on January 1, 2010, Mr. Goforth’s annual base salary was adjusted to the $375,000 level previously recommended by the Committee in 2008.

Annual Bonuses

We utilize cash bonuses as an incentive to promote achievement of individual and Company performance goals. This component of compensation places more emphasis on our annual financial performance and the potential rewards associated with future performance of the Company and the individual executive. Annual bonuses are determined based on agreements with the individual executive as well as pursuant to the Company’s STIP. Cash incentives are designed to:

•	Support our strategic business objectives;

•	Promote the attainment of specific financial goals;

•	Reward achievement of specific performance objectives; and

•	Encourage teamwork.

Under the STIP, an annual bonus pool is established and funded based solely on performance as measured against established business and/or financial goals at different levels of the Company’s operating structure. The Committee establishes the bonus pool based on Company performance. In general, the bonus pool is allocated to each participant based on the participant’s “target bonus percentage” (a percentage of such participant’s current base salary) and the extent to which the Company and/or such participant’s operating group(s) meets the established business and/or financial goals. Each of the named executive officers is a participant in the STIP, and each of their annual bonuses are subject to adjustment by the Committee, in its discretion, based on the executive’s individual performance and contribution to the Company during the year. The threshold, target and maximum bonus percentages for 2010 for each of the named executive officers as a percentage of each executive’s base salary were as follows:

	Threshold	Target	Maximum

George R. Judd	50%	100%	200%
H. Douglas Goforth	32.5%	65%	130%
Dean A. Adelman	25%	50%	100%

In February 2010, the Committee approved the STIP goals for 2010, which provide for cash incentives upon the achievement of pre-established corporate goals. At such time, the Committee established the financial goals used in establishing bonus targets for 2010 under the STIP.

Generally, the Committee sets the target levels for financial performance metrics for the STIP in alignment with the Company’s strategic plan. In making the annual determination of the threshold, target and maximum levels, the Committee may consider specific circumstances facing the Company during the year. For 2010, 100% of a named executive officer’s potential STIP award was based on corporate earnings before interest, tax, depreciation and amortization (EBITDA) targets. This objective is measured separately against a threshold, target and maximum goal. For 2010, these goals were as follows:

	Threshold ($)	Target ($)	Maximum ($)
	(In millions)

EBITDA	0	4.5	12

We define EBITDA for these purposes as net earnings plus interest, taxes, depreciation and amortization, as adjusted for non-cash items and other items that are allowed at the discretion of the Committee. We define free cash flow as operating cash flow minus capital expenditures.

For purposes of STIP calculations, during fiscal 2010 the Company achieved EBITDA of ($11.9) million, which was below the threshold payout levels for the named executive officers. The Company determined that the Company’s EBITDA achievement primarily was due to a slower than anticipated sales pace caused by the continued low numbers of new housing starts during the year. Therefore, management made a recommendation to the Committee that it was not appropriate to compensate the named executive officers based on the Company’s EBITDA performance for fiscal 2010. The Committee agreed with management’s recommendation and the named executive officers were not awarded any bonus compensation under the Company’s STIP in connection with fiscal 2010. The table below illustrates how we calculate STIP payments and the fact no such payments were made to our named executive officers in connection with fiscal 2010.

				Portion of
				Target	Actual
				Payout	Payout
			Total	Related to	Related to	Actual
	Base		Target	EBITDA	EBITDA	Total
	Salary	Target	Payout	Goal (100%)	Goal (0%)	Payout
Officer	($)	Bonus %	($)	($)	($)	($)

George R. Judd	600,000	100	600,000	600,000	0	0
H. Douglas Goforth	375,000	65	243,750	243,750	0	0
Dean A. Adelman	315,000	50	157,500	157,500	0	0

For 2011, the Committee established the named executive officers’ STIP financial performance objective as based solely on EBITDA. Due to the continued weak outlook for the housing market, we believe it will be a challenge to achieve the target financial goal in 2011 for funding of the STIP at its target funding level. The maximum financial goals were designed to be difficult to achieve, and we believe they will be.

Long Term Equity Incentive Plans

The purpose of our Long Term Equity Incentive Plans, or LTIP, is to provide an incentive to our employees to work towards the achievement of our long term performance goals. A further purpose of the LTIP is to provide a means through which we may better attract able individuals to become employees of the Company by providing these individuals with stock ownership. We also consider the program a key retention tool. For all of these reasons, we believe this component of compensation further advances and aligns the interests of the Company and its stockholders. LTIP grants are made annually. On May 29, 2007, the Compensation Committee resolved to set the date on which annual LTIP grants would be made to executive officers and certain members of management as the second Tuesday of each fiscal year. The Committee has the discretion to make additional LTIP grants at any time during the year. Such grants generally will be in connection with new hires or promotions within the Company.

In making decisions regarding long-term equity incentive awards for named executive officers, the Committee reviews the comparable equity award data for similar positions in our industry, market data and data from our compensation consultant, and also considers other relevant factors.

On January 12, 2010, the Committee awarded a total of 652,737 shares of restricted stock to the Company’s executives, which included the following grants to the named executive officers: Mr. Judd (214,194 restricted shares); Mr. Goforth (124,946 restricted shares); and Mr. Adelman (107,097 restricted shares). The restricted stock awards vest three years from the date of the grant. The value of these awards was based on the market price of our common stock at the date of the grant. The Committee considered the total dollar value of each named executive officer’s award when approving each grant.

Further information on equity ownership can be found below in “Executive Compensation.”

Defined Contribution Plan

The Company historically provides retirement benefits to the named executive officers, including matching contributions, under the terms of its tax-qualified 401(k) defined contribution plan. In 2009, the Company suspended its matching contributions to the 401(k) plan for all employees until business conditions improve. This suspension continued in effect for 2010. The named executive officers participate in the plan on substantially the same terms as our other participating employees. We believe that these benefits are comparable to those provided by comparable companies. The Company does not maintain any defined benefit or supplemental retirement plans for its executive officers.

Perquisites and Other Personal Benefits

The Company provides the named executive officers with perquisites and other personal benefits that the Company believes are reasonable, competitive in the market and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The named executive officers generally are provided a car allowance, payment of certain club dues, life insurance and reimbursement for relocation expenses, if applicable. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

Costs of the perquisites and personal benefits described above for the named executive officers for 2010 that meet the threshold established by SEC regulations are included in the Summary Compensation Table in this Annual Report on Form 10-K in the “All Other Compensation” column. See “Executive Compensation.”

Employment Agreements

We use employment agreements to attract and/or retain executive officers to BlueLinx. We primarily serve the housing and remodeling industries which are historically cyclical industries. Employment agreements enhance our ability to attract and retain top executive talent by providing some degree of certainty in light of these major cycles. The Committee, with assistance from our human resources department and legal counsel both inside and outside of the Company, establish and negotiate the terms of the employment agreements. The Committee believes multi-year employment agreements are necessary to secure executive talent for the long-term benefit of the Company and our stockholders. The Committee further believes that not utilizing employment agreements would put us at a competitive disadvantage to our peers in recruiting executives. Our employment agreements also include confidentiality, non-competition and non-solicitation provisions, all for the benefit of the Company. Consistent with our compensation philosophy, the employment agreements provide for a significant component of each executive’s annual compensation to be variable, as cash bonuses under our STIP are awarded based on Company performance against pre-established financial or operational goals. For example, no cash bonuses were paid to our named executive officers based on our fiscal 2010 financial performance. Additionally, the value of annual equity compensation is determined by our common stock price so our executives’ interests are aligned with those of our stockholders in this regard.

Amended and Restated Employment Agreement with Chief Executive Officer

On January 21, 2011, we entered into an Amended and Restated Employment Agreement with George R. Judd, our Chief Executive Officer. The Amended and Restated Employment Agreement expires on January 20, 2013, except that it will be renewed automatically for an additional one-year period unless ninety days prior written notice is given by either party in advance of the expiration date of any such extended term. The Amended and Restated Employment Agreement provides that Mr. Judd will receive a base salary at the rate of $600,000 per year. Mr. Judd shall also be eligible to receive an annual bonus pursuant to the terms of our annual bonus plan, with the annual bonus potential to be a target of 100% of his base salary up to a maximum of 200% of base salary, based upon satisfaction of performance goals and bonus criteria to be defined and approved by the Compensation Committee in advance for each fiscal year in accordance with the terms of the applicable bonus plan. In addition, the Amended and Restated Employment Agreement provides that Mr. Judd is eligible to participate in all benefit programs for which senior executives are generally eligible. The Committee reviewed the Hewitt Associates benchmark study and considered the level of compensation paid to chief executive officers within the comparator group of companies as a factor in establishing his compensation.

Under his Amended and Restated Employment Agreement, the Company may terminate Mr. Judd’s employment for cause or without cause. If Mr. Judd’s employment is terminated without cause or he resigns for good reason, the Amended and Restated Employment Agreement provides Mr. Judd with, among other things, payment equal to one time his annual base salary in effect immediately prior to the date of termination, plus one time the cash bonus amount equal to the target bonus amount Mr. Judd was eligible to receive for the fiscal year prior to the year of the termination of his employment. Such sum is payable in twelve equal monthly installments commencing on the earlier to occur of the first business day of the seventh month after the date of termination or Mr. Judd’s death. The Amended and Restated Employment Agreement also contains confidentiality provisions, as well as a covenant not to compete during the employment term and continuing for a period of one year following his date of termination in the event executive is terminated without cause, he voluntarily resigns or resigns for good reason, or the employment period ends. The Amended and Restated Employment Agreement supercedes and replaces Mr. Judd’s Employment Agreement with the Company dated October 30, 2008.

Amended and Restated Employment Agreement with Chief Financial Officer

On January 21, 2011, we entered into an Amended and Restated Employment Agreement with H. Douglas Goforth, our Senior Vice President, Chief Financial Officer and Treasurer. The Amended and Restated Employment Agreement expires on January 20, 2013, except that it will be renewed automatically for an additional one-year period unless ninety days prior written notice is given by either party in advance of the expiration date of any such extended term. The Amended and Restated Employment Agreement provides that Mr. Goforth’s annual base salary shall be paid at the rate of $375,000 per year, prorated for the portion of any partial year during which he is employed by the Company. Mr. Goforth shall also be eligible to receive an annual bonus pursuant to the terms of the Company’s annual bonus plan, with the annual bonus potential to be a target of 65% of his base salary up to a maximum of 130% of base salary, based upon satisfaction of performance goals and bonus criteria to be defined and approved by the Compensation Committee in advance for each fiscal year in accordance with the terms of the bonus plan. In addition, the Amended and Restated Employment Agreement provides that Mr. Goforth is eligible to participate in all benefit programs for which senior executives are generally eligible.

Mr. Goforth also received 60,000 restricted shares of the Company’s common stock on February 18, 2008 as part of his incentive package to join the Company. The shares were issued pursuant to the Company’s 2004 Long Term Equity Incentive Plan. The shares vested effective as of February 18, 2011. The Compensation Committee reviewed the Hewitt Associates benchmark study and considered the level of compensation paid to executive officers in comparable executive positions to Mr. Goforth within the comparator group of companies to establish his compensation under the Amended and Restated Employment Agreement.

Under his Amended and Restated Employment Agreement, the Company may terminate Mr. Goforth’s employment for cause or without cause. If Mr. Goforth’s employment is terminated without cause or he resigns for good reason, the Agreement provides Mr. Goforth with, among other things, payment equal to one time his annual base salary in effect immediately prior to the date of termination, plus one time the cash bonus amount equal to the target bonus amount Mr. Goforth was eligible to receive for the fiscal year prior to the year of the termination of his employment. Such sum is payable in twelve equal monthly installments commencing on the earlier to occur of the first business day of the seventh month after the date of termination or Mr. Goforth’s death. The Employment Agreement also contains confidentiality provisions, as well as a covenant not to compete during the employment term and continuing for a period of one year following his date of termination. The Amended and Restated Employment Agreement supercedes and replaces Mr. Goforth’s Employment Agreement with the Company dated February 11, 2008.

Amended and Restated Employment Agreement with Chief Administrative Officer

On January 21, 2011, we entered into an Amended and Restated Employment Agreement with Dean A. Adelman, our Chief Administrative Officer. The Amended and Restated Employment Agreement expires on January 20, 2013, except that it will be renewed automatically for an additional one-year period unless ninety days prior written notice is given by either party in advance of the expiration date of any such extended term. Mr. Adelman’s annual base salary shall be paid at the rate of $315,000 per year. Mr. Adelman shall also be eligible to receive an annual bonus pursuant to the terms of our annual bonus plan, with the annual bonus potential to be a target of 50% of his base salary up to a maximum of 100% of base salary, based upon satisfaction of performance goals and bonus criteria to be defined and approved by the Compensation Committee in advance for each fiscal year in accordance with the terms of the applicable bonus plan. In addition, the Amended and Restated Employment Agreement provides that Mr. Adelman is eligible to participate in all benefit programs for which senior executives are generally eligible. The Compensation Committee reviewed the Hewitt Associates benchmark study and considered the level of compensation paid to executive officers in comparable executive positions to Mr. Adelman within the comparator group of companies to establish his compensation under the Amended and Restated Employment Agreement.

Under his Amended and Restated Employment Agreement, the Company may terminate Mr. Adelman’s employment for cause or without cause. If Mr. Adelman’s employment is terminated without cause or he resigns for good reason, the Amended and Restated Employment Agreement provides Mr. Adelman with, among other things, payment equal to one time his annual base salary in effect immediately prior to the date of termination, plus one time the cash bonus amount equal to the target bonus amount Mr. Adelman was eligible to receive for the fiscal year prior to the year of the termination of his employment, payable in twelve equal monthly installments commencing on the earlier to occur of the first business day of the seventh month after the date of termination or Mr. Adelman’s death. The Employment Agreement also contains confidentiality provisions, as well as a covenant not to compete during the employment term and continuing for a period of one year following his date of termination in the event executive is terminated without cause, he voluntarily resigns or resigns for good reason, or the employment period ends. The Amended and Restated Employment Agreement supercedes and replaces Mr. Adelman’s Employment Agreement with the Company dated June 4, 2009.

Risk Analysis of Compensation Program

The Compensation Committee has reviewed our compensation program to determine if the elements encourage excessive or unnecessary risk taking that reasonably could have a material adverse effect on the Company. There is no objective way to measure risk resulting from a company’s compensation program; therefore, such analysis is subjective in nature. After reviewing our compensation program, the Compensation Committee believes that the only elements that could incentivize risk taking are the annual cash incentives under the STIP and awards made under the LTIP with payouts dependent on the achievement of certain performance levels by the Company. Since base salaries are fixed, they do not encourage risk taking. The same is true of awards under the LTIP that include only time-based vesting. Based upon the value of each of these elements to the overall compensation mix and the relative value each has to the other, the Compensation Committee believes that the Company’s compensation program is appropriately balanced. The Compensation Committee believes that the mix of short- and long-term awards minimizes risks that may be taken, as any risks taken for short-term gains ultimately could jeopardize not only the Company’s ability to meet the long-term performance objectives, but also appreciation in the Company’s stock price. In addition, the Compensation Committee believes that the establishment of reasonable performance goals, the capping of payouts and the avoidance of any steep payout changes at the various payout levels of the performance-based STIP and LTIP compensation components further reduce any risk-taking incentive that may be associated with these compensation elements. As a result, the Compensation Committee does not believe that our compensation program incentivizes unreasonable risk taking.

Internal Revenue Code Section 162(m)

In making compensation decisions, the Compensation Committee also considers the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”). Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the Chief Executive Officer and the other executive officers, other than compensation that is performance-based under a plan that is approved by the stockholders of the Company and meets other technical requirements. However, the Committee reserves the right to provide for compensation to executive officers that may not be deductible if it believes such compensation is in the best interests of the Company and its stockholders.

Compensation Committee Report

The Compensation Committee reviewed and discussed the “Compensation Discussion and Analysis” set forth above with management. Based on such review and discussions, the Compensation Committee recommended to the Board that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Mark Suwyn, Chairman
Alan Schumacher
Richard Marchese

Executive Compensation

2010 SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for 2010, 2009 and 2008, awarded to or earned by our Chief Executive Officer, our Chief Financial Officer, and our Chief Administrative Officer during 2010. We refer to these individuals as our “named executive officers.”

						Non-Equity
				Stock	Stock	Incentive	All Other
		Salary	Bonus	Awards	Options	Plan Comp.	Comp.	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)(2)	($)	($)

George R. Judd,	2010	600,000	0	631,872	0	0	16,089	1,247,961
President and Chief	2009	600,000	0	603,794	0	0	17,275	1,221,069
Executive Officer(4)	2008	473,077	0	661,140	0	546,172	29,630	1,710,019
H. Douglas Goforth,	2010	375,000	0	368,592	0	0	18,537	762,129
CFO & Treasurer(5)	2009	326,923	0	352,214	0	0	16,530	695,667
	2008	281,250	0	641,840	0	390,781	110,623	1,424,494
Dean A. Adelman,	2010	315,000	0	315,936	0	0	2,047	632,983
Chief Administrative	2009	315,000	0	301,897	0	0	3,030	619,927
Officer(6)	2008	233,034	82,871	176,141	0	247,129	14,808	753,983

(1)	The amounts in this column were calculated based on the grant date fair value of our common stock, in accordance with FASB ASC Topic 718. The value of performance based shares included in this column was calculated based on the probable outcome of the performance conditions as of the grant date of the performance shares. Stock and performance share awards generally vest in various increments over multi-year periods. As a result, this grant date fair value may not be indicative of the ultimate value the executive may receive under these grants.

The amounts in this column for 2008 include performance shares valued as follows: Mr. Judd, 2008: $347,609; Mr. Goforth 2008: $189,840; Mr. Adelman, 2008: $92,610. If the maximum performance metrics were achieved the same performance shares would be valued as follows: Mr. Judd, 2008: $521,414; Mr. Goforth 2008: $284,760; Mr. Adelman, 2008: $138,915.

The performance shares issued in 2008 vested on December 31, 2010 at 97% of the target number of performance shares issued.

(2)	For fiscal 2010, the Committee determined that the Company’s EBITDA achievement fell below the threshold payout levels for the named executive officers. Management made a recommendation to the Committee that it was not appropriate to compensate the named executive officers based on the Company’s EBITDA achievement for fiscal 2010. The Committee agreed with management’s recommendation and the named executive officers were not awarded any bonus compensation based on the Company’s financial performance in fiscal 2010. Any guaranteed bonuses or discretionary bonuses paid to a named executive officer are reflected separately in the column titled “Bonus.”

(3)	The amounts in this column were calculated based on the grant date fair value of stock options computed using the Black-Scholes model, in accordance with FASB ASC Topic 718. For additional information regarding the assumptions used in determining fair value using the Black Scholes pricing model, see Note 7, “Stock-Based Compensation,” to our audited consolidated financial statements.

(4)	Mr. Judd’s “All Other Compensation” for 2010 includes an auto allowance of $7,620; a club dues allowance of $6,000 and health benefits paid by the Company of $2,469.

(5)	Mr. Goforth’s “All Other Compensation” for 2010 includes an auto allowance of $7,500; a club dues allowance of $6,000 and health benefits paid by the Company of $5,037.

(6)	Mr. Adelman’s “All Other Compensation” for 2010 includes health benefits paid by the Company.

GRANTS OF PLAN-BASED AWARDS FOR 2010

The table below sets forth information regarding all grants of awards made to the named executive officers during 2010. For further information regarding the terms of certain of these grants pursuant to employment agreements with the named executive officers, see “Compensation Discussion and Analysis — Employment Agreements.”

											Grant Date
		Estimated Possible Payouts							All Other	Exercise or	Fair Value
		Under Non-Equity Incentive			Estimated Future Payouts Under			All Other	Option Awards	Base Price	of Stock
		Plan Awards(1)			Equity Incentive Plan Awards			Stock Awards	# of Shares	of Option	and Option
	Grant	Threshold	Target	Max	Threshold	Target	Max	# of	Underlying	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	Shares(2)	Option	($/sh)	($)

George R. Judd	N/A	300,000	600,000	1,200,000	—	—	—		—	—	N/A
	1/12/10							214,194			631,872
Howard D. Goforth	N/A	121,875	243,750	487,500	—	—	—		—	—	N/A
	1/12/10							124,946			368,592
Dean A. Adelman	N/A	78,750	157,500	315,000	—	—	—		—	—	N/A
	1/12/10							107,097			315,936

(1)	These columns show the range of possible payouts which were targeted for 2010 performance under the Company’s STIP as described in the section titled “Annual Bonuses” in the Compensation Discussion and Analysis and are based on the named executive officer’s base salary for 2009. The Company recommended and the Committee agreed no bonuses would be paid to the named executive officers based on the Company’s financial results for 2010.

(2)	The restricted stock grants disclosed in the table were all issued pursuant to the Company’s 2004 or 2006 LTIP. Each of the restricted stock awards vest three years from the date of grant.

2010 OUTSTANDING EQUITY AWARDS AT YEAR END

The following table sets forth certain information with respect to unexercised stock options and unvested shares of restricted stock held on January 1, 2011 by each of our named executive officers.

	Option Awards				Stock Awards
Equity
							Equity	Incentive
							Incentive	Plan Awards:
							Plan Awards:	Market or
						Market	Number of	Payout Value
	Number of	Number of				Value of	Unearned	of Unearned
	Securities	Securities			Number of	Shares of	Shares, Units,	Shares, Units
	Underlying	Underlying			Shares of	Stock That	or Other	or Other
	Unexercised	Unexercised	Option	Option	Stock That	Have Not	Rights That	Rights That
	Options	Options	Exercise	Expiration	Have Not	Vested	Have Not	Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	Vested	($)(1)	Vested (#)(3)	Vested ($)(1)

George R. Judd	62,918	15,729 (2)	14.01	6/5/16	574,894	2,104,112	—	—
Howard D. Goforth	0	0	—	—	349,736	1,280,034	—	—
Dean A. Adelman	14,000	0	10.29	11/9/15	258,592	946,447	—	—
	16,935	4,234 (2)	14.01	6/5/16

(1)	Computed based on the closing price of our common stock on January 1, 2011 of $3.66.

(2)	These options became fully vested on January 3, 2011.

(3)	The 2008 performance shares vested in December of 2010 at 97%. The performance shares granted to the named executive officers in March 2007 were forfeited at the end of fiscal 2009 because the Company did not achieve the required financial metrics. There are no unvested performance shares as of January 1, 2011.

OPTION EXERCISES AND STOCK VESTED

Stock Awards
	Number of Shares	Value Realized
	Acquired on Vesting	on Vesting

George R. Judd	—	—
H. Douglas Goforth	—	—
Dean A. Adelman	—	—

Payments upon Certain Events of Termination or Change-in-Control

As described above under “Employment Agreements,” certain of our named executive officers are entitled to receive payments in connection with the termination of their employment by the Company for certain reasons or in connection with a change in control of the Company. Additionally, our named executive officers hold equity awards issued pursuant to our 2004 LTIP and our 2006 LTIP. Options and restricted stock issued pursuant to these plans generally vest automatically upon a change in control of the Company.

The following table describes the estimated present value of unvested stock options and restricted stock awards that would have immediately vested in the event that the named executive officer’s employment was terminated by reason of death or disability on January 1, 2011 or if a change in control of the Company occurred on such date.

		Value of	Value of
	Value of	Restricted	Performance
	Options(1)	Stock(1)	Shares(1)	Total(1)

George R. Judd	$—	$2,104,112	$—	$2,104,112
H. Douglas Goforth	$—	$1,280,034	$—	$1,280,034
Dean A. Adelman	$—	$946,447	$—	$946,447

(1)	Computed based on the closing price of our common stock on January 1, 2011 of $3.66.

In addition to accelerated vesting of outstanding equity awards, our named executive officers are entitled to receive certain other payments in connection with certain termination events. In the case of Messrs. Judd, Goforth and Adelman, any of the Company’s obligations to make cash payments following the termination of their respective employment is contingent upon the executive complying with the restrictive covenants contained in their respective employment agreements. These restrictive covenants prohibit, during periods defined in the agreements and subject to certain limited exceptions, (i) competing with the Company, (ii) employing or soliciting Company employees, (iii) interfering with Company relationships with its customers or vendors and (iv) disclosing or using in an unauthorized manner any of the Company’s confidential or proprietary information. These restrictive covenants generally limit the employee’s competitive activities for a period of one year following the later of the expiration or termination of employment under the employment agreement.

In the event that any of the named executive officers’ employment is terminated by the Company “for cause”, we are only obligated to pay the executive his salary and provide the executive with fringe benefits through the date of termination.

As described above under “Employment Agreements,” certain of our named executive officers are entitled to receive payments in connection with their termination by the Company. The following table describes the estimated present value of payments that would have been due to the named executive officers in the event that certain termination events described below had occurred on January 1, 2011. Such amounts would be payable pursuant to the terms of their agreements with the Company as described in the footnotes to the table as well as above under “Employment Agreements”. Such amounts would be the same under the Amended and Restated Employment Agreements described under “Employment Agreements” and the agreements the Amended and Restated Employment Agreements replaced.

		Continuing	Outplacement
	Salary and	Medical	Services
	Bonus	Coverage	Allowance

George R. Judd(1)	$600,000	$11,891	$25,000
H. Douglas Goforth(1)	$618,750	$18,853	$25,000
Dean A. Adelman(1)	$472,500	$18,498	$25,000

(1)	The named executive officer would be entitled to these payments only in the event his employment was terminated either by the Company without “cause” or by the named executive officer for “good reason” (as such terms are defined in each of the named executive officers’ respective employment agreements).

Director Compensation

Shown below is information concerning the compensation for each member of the Board for 2010. Mr. Judd’s compensation is reported above in the 2010 Summary Compensation Table.

	Fees Earned
	or Paid
	in Cash	Total
Name	($)(1)	($)

Howard S. Cohen(6)	246,000	246,000
Richard S. Grant(2)	131,250	131,250
Richard B. Marchese(3)	158,750	158,750
Charles H. McElrea	58,750	58,750
Steven F. Mayer	—	—
Alan H. Schumacher(4)	155,000	155,000
Mark A. Suwyn(5)	83,750	83,750
Robert G. Warden	—	—
M. Richard Warner	—	—

(1)	Our directors who are not current employees of the Company, current employees or members of Cerberus’ operations team, or the Chairman of our Board, referred to as our outside directors, receive an annual director’s fee of $50,000. The Chairman of our Board receives and annual fee of $240,000 in consideration of the additional time and commitment attendant to the duties of the position of Chairman of the Board. In addition, each outside director receives a fee of $1,250 for each directors’ meeting attended. Outside directors also receive a fee of $20,000 for serving as chairperson of a committee or $10,000 for being a member of a committee. Other than our Chairman of the Board, directors who are currently employed by the Company or Cerberus, or who are members of Cerberus’ operations team, do not receive additional consideration for serving as directors, except that all directors are entitled to reimbursement for travel and out-of-pocket expenses in connection with their attendance at board and committee meetings.

(2)	Mr. Grant serves as a member of the Audit Committee of the Board. As of January 1, 2011, Mr. Grant had fully vested options to purchase 10,000 shares of the Company’s common stock at the exercise price of $11.40 per share, which was the closing price of the stock on the New York Stock Exchange on the date preceding the grant.

(3)	Mr. Marchese serves as a member of the Audit Committee and the Compensation Committee of the Board. As of January 1, 2011, Mr. Marchese had fully vested options to purchase 10,000 shares of the Company’s common stock at the exercise price of $11.69 per share, which was the closing price of the stock on the New York Stock Exchange on the date preceding the grant.

(4)	Mr. Schumacher serves as the Chairman of the Audit Committee of the Board and as a member of the Compensation Committee of the Board of Directors.

(5)	Mr. Suwyn serves as Chairman of the Compensation Committee.

(6)	Mr. Cohen serves as non-executive Chairman of the Board. Mr. Cohen was granted options to purchase 750,000 shares of the Company’s common stock at the exercise price of $4.66 per share, which was the closing price of the stock on the New York Stock Exchange (“NYSE”) on the date of grant. Two-thirds of these options have vested as of January 1, 2011. Mr. Cohen was granted 166,667 restricted shares of the Company’s common stock at a fair value of $4.66 per share, which was the closing price of the stock on the NYSE on the date of grant. Mr. Cohen was granted 83,333 restricted shares of the Company’s common stock at a fair value of $5.25 per share, which was the closing price of the stock on the on the NYSE on the date of grant. Two-thirds of Mr. Cohen’s restricted shares have vested.

Compensation Committee Interlocks and Insider Participation

Messrs. Marchese, Schumacher and Suwyn are the current members of the Compensation Committee. None of the current members of the Compensation Committee are current or former officers or employees of the Company. Mr. Suwyn was formerly an advisor to Cerberus.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of February 25, 2011 (unless otherwise indicated in the footnotes), certain information with respect to our common stock owned beneficially by (1) each director or director nominee, (2) each named executive officer, (3) all executive officers and directors as a group, and (4) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise noted, each of the persons listed has sole investment and voting power with respect to the shares of common stock included in the table. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Pursuant to the rules of the SEC, shares of our common stock that a beneficial owner has a right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing percentage ownership of such owner.

	Number of Shares	Percentage of Shares
Name of Beneficial Owner	Beneficially Owned	Outstanding(10)

Stephen Feinberg(1)(2)	18,100,000	54.46%
Stadium Capital Management, LLC(3)	1,960,687	5.90%
Howard S. Cohen(4)	1,650,000	4.21%
George R. Judd(5)	1,354,735	4.07%
Howard D. Goforth	480,845	1.45%
Dean A. Adelman(6)	395,303	1.19%
Richard S. Grant(7)	22,801	*
Richard B. Marchese(8)	12,801	*
Steven F. Mayer(9)	0	0
Charles H. McElrea	350,000	1.05%
Alan H. Schumacher	11,951	*
Mark A. Suwyn	0	0
Robert G. Warden(2)	0	0
M. Richard Warner	0	0
Directors and executive officers as a group (12 persons)	4,278,436	12.87%

*	Less than one percent.

(1)	Cerberus ABP Investor LLC is the record holder of 18,100,000 shares of our common stock. Mr. Feinberg exercises sole voting and investment authority over all of our securities owned by Cerberus ABP Investor LLC. Thus, pursuant to Rule 13d-3 under the Exchange Act, Mr. Feinberg is deemed to beneficially own 18,100,000 shares of our common stock.

(2)	The address for Messrs. Feinberg and Warden is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, NY 10171.

(3)	Stadium Capital Management, LLC exercises shared voting and investment authority over 1,960,687 shares of our stock in conjunction with Alexander H. Seaver and Bradley R. Kent. In addition, Stadium Capital Partners, L.P., also exercises shared voting and investment authority over 1,700,618 of these shares of our stock.

(4)	Mr. Cohen’s ownership includes options to purchase 750,000 shares of our common stock which are exercisable as of February 25, 2011, or that will become exercisable within 60 days of that date.

(5)	Mr. Judd’s ownership includes options to purchase 78,647 shares of our common stock which are exercisable as of February 25, 2011, or that will become exercisable within 60 days of that date.

(6)	Mr. Adelman’s ownership includes options to purchase 35,169 shares of our common stock which are exercisable as of February 25, 2011, or that will become exercisable within 60 days of that date.

(7)	Mr. Grant’s ownership includes options to purchase 10,000 shares of our common stock which are exercisable as of February 25, 2011, or that will become exercisable within 60 days of that date.

(8)	Mr. Marchese’s ownership includes options to purchase 10,000 shares of our common stock which are exercisable as of February 25, 2011, or that will become exercisable within 60 days of that date.

(9)	The address for Mr. Mayer is c/o Cerberus California, LLC, 11812 San Vicente Boulevard, Los Angeles, CA 90049.

(10)	The percentage calculations are based on 33,235,376 shares of our common stock outstanding on February 25, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review and Approval or Ratification of Related Person Transactions

Our legal department and Corporate Secretary are primarily responsible for identifying and reviewing relationships and transactions in which the Company and our directors, executive officers, certain of our stockholders or their immediate family members are participants to determine whether any of these “related persons” had or will have a direct or indirect material interest. In order to identify potential related person transactions, our legal department annually prepares and distributes to all directors and executive officers a written questionnaire which includes questions intended to elicit information about any related person transactions. Information regarding transactions with related persons or any violation of policy, including transactions involving a potential conflict of interest in violation of our Code of Ethical Conduct, may be anonymously reported by employees through our Business Conduct and Ethics Hotline.

If a related person transaction is identified by the legal department as one which must be reported in our Annual Report on Form 10-K or our Proxy Statement, as applicable, pursuant to applicable SEC regulations, we present the transaction to the Audit Committee for its review and approval or ratification. In evaluating related person transactions, our Audit Committee members apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the Board and as individual directors. The Audit Committee may approve a related person transaction when, in its good faith judgment, the transaction is in the best interests of the Company.

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

Other than the transactions discussed above, for the last fiscal year there has not been, nor is there currently proposed, any “transaction,” as defined by the SEC:

•	to which we are or will be a participant;

•	in which the amount involved exceeded or will exceed $120,000; and

•	in which any “related person,” as defined by the SEC, had or will have a direct or indirect material interest.

Director Independence

We are a “controlled company” for purposes of the NYSE listing requirements. Our basis for this determination is that Cerberus ABP Investor LLC, an affiliate of Cerberus, owns 18,100,000, or approximately 55% of the outstanding shares of our common stock as of February 25, 2011. Accordingly, we are exempt from the NYSE listing requirements that would otherwise mandate (1) a majority of independent directors on our Board, (2) a nominating committee of our Board, comprised solely of independent directors, to select or recommend nominees to our Board, and (3) a compensation committee of our Board, comprised solely of independent directors, to determine the compensation of our executive officers.

Our Board has reviewed the independence of each of its members based on the criteria for independence set forth under applicable securities laws, including the Exchange Act, applicable rules and regulations of the SEC and applicable rules and regulations of the NYSE. The NYSE Listed Company Manual and corresponding listing standards provide that, in order to be independent, the Board must determine that a director has no material relationship with the Company other than as a director. The Board has reviewed the relationships between each Board member and the Company. Based on its review, the Board has affirmatively determined, by resolution of the Board as a whole, that the following directors have no material relationship with us or any other matter of any kind that would impair their independence for purposes of serving on our Board and, therefore, satisfy the requirements to be considered independent under the NYSE listing standards applicable to the Board as well as satisfying the independence requirements applicable to audit committee membership: Richard S. Grant, Richard B. Marchese and Alan H. Schumacher. Mr. Marchese’s service on the audit committees of three other public companies has been determined by the Board not to impair his ability to serve on the Company’s Audit Committee. Seven of the current members of our Board do not meet the independence standards promulgated under the listing standards of the NYSE. Five of the current members of our Board are either current or former employees of or advisors to Cerberus. Messrs. Mayer and Warden are currently employed by Cerberus and Messrs. Warner and Cohen are advisors to Cerberus. Mr. Suwyn was formerly an advisor to Cerberus.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents the aggregate fees billed by Ernst & Young LLP for professional services for fiscal years 2010 and 2009, by category as described in the notes to the table:

	2010	2009

Audit Fees(1)	$1,758,859	$1,659,756
Audit-Related Fees(2)	166,911	170,000
Tax Fees	—	—
All Other Fees(3)	6,353	23,775

TOTAL	$1,932,123	$1,853,531

(1)	Consists of fees related to audits of our consolidated financial statements, and reviews of interim financial statements and disclosures in filings with the Securities and Exchange Commission (“SEC”). Audit fees also included fees related to the audit of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Consists of fees billed for services related to benefit plan audits.

(3)	Consists of fees billed for services related to certain transactional services.

Pre-Approval of Audit and Non-Audit Services

The charter of the Audit Committee provides that the Committee is responsible for the pre-approval of all material audit services and non-audit services to be performed for us by our independent registered public accounting firm. All audit and non-audit work described above was pre-approved by the Audit Committee. The Audit Committee may delegate to one or more of its members the authority to grant such pre-approvals. The decisions of any such member shall be presented to the full Audit Committee at each of its scheduled meetings.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements, Schedules and Exhibits

1. Financial Statements. The Financial Statements of BlueLinx Holdings Inc. and the Reports of Independent Registered Public Accounting Firm are presented under Item 8 of this Form 10-K.

2. Financial Statement Schedules. Not applicable.

3. Exhibits.

Exhibit
Number		Item

3.1		Amended and Restated Certificate of Incorporation of BlueLinx(A)
3.2		Amended and Restated By-Laws of BlueLinx(B)
4.1		Registration Rights Agreement, dated as of May 7, 2004, by and among BlueLinx and the initial holders specified on the signature pages thereto(C)
4.2		Letter Agreement, dated as of August 30, 2004, by and among BlueLinx, Cerberus ABP Investor LLC, Charles H. McElrea, George R. Judd, David J. Morris, James C. Herbig, Wayne E. Wiggleton and Steven C. Hardin(C)
4.3		Investment Letter, dated March 10, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock(D)
4.4		Investment Letter, dated May 7, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock(D)
4.5		Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and Charles H. McElrea(D)
4.6		Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and George R. Judd(D)
10.1		Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation(C)
10.2		First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation(C)
10	.3†	Master Purchase, Supply and Distribution Agreement, dated May 7, 2004 by and between BlueLinx Corporation and Georgia-Pacific(B)
10.4		Form of Director and Officer Indemnification Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 13, 2011)
10.5		BlueLinx Holdings Inc. Short-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 7, 2006)
10.6		BlueLinx Holdings Inc. 2004 Long Term Equity Incentive Plan(C)
10.7		BlueLinx Holdings Inc. 2004 Long-Term Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)
10.8		BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 14, 2006)
10.9		BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)
10.10		BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

Exhibit
Number		Item

10.11		BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Form of Performance Share Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 4, 2007)
10.12		Amendment No. 1 to BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Form of Performance Share Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 15, 2010)
10.13		Amended and Restated Master Lease Agreement, dated as of June 9, 2006, by and between ABP AL (Midfield) LLC and the other parties identified as landlords therein and BlueLinx Corporation as tenant (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10	.14†	Letter Agreement, dated December 18, 2006, relating to and amending the Master Purchase, Supply and Distribution Agreement between Georgia-Pacific Corporation and BlueLinx Corporation dated May 7, 2004 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 22, 2006)
10	.15†	Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)
10.16		Guaranty of Recourse Obligations, dated as of June 9, 2006, by BlueLinx Holdings Inc. for the benefit of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10.17		Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)
10	.18†	Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)
10.19		Second Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein, dated July 7, 2010 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 7, 2010)
10.20		Amended and Restated Employment Agreement between BlueLinx Corporation and George R. Judd, dated January 21, 2011, (incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on January 27, 2011)
10.21		Amended and Restated Employment Agreement between BlueLinx Corporation and Howard D. Goforth, dated January 21, 2011 (incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on January 27, 2011)
10.22		Amended and Restated Employment Agreement between BlueLinx Corporation and Dean A. Adelman, dated January 21, 2011 (incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on January 27, 2011)
14.1		BlueLinx Code of Ethical Conduct (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the year ended January 1, 2005, filed with the Securities and Exchange Commission on March 22, 2005)
21.1		List of subsidiaries of the Company*
23.1		Consent of Independent Registered Public Accounting Firm*
31.1		Certification of George R. Judd, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Howard D. Goforth, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit
Number	Item

32.1	Certification of George R. Judd, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Howard D. Goforth, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

†	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

(A)	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on December 10, 2004.

(B)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on November 26, 2004.

(C)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 1, 2004.

(D)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 8, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUELINX HOLDINGS INC.
(Registrant)

By:	/s/ George R. Judd
George R. Judd
President and Chief Executive Officer

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Name	Capacity	Date

/s/ George R. Judd George R. Judd	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ Howard D. Goforth Howard D. Goforth	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2011

/s/ Scott T. Phillips Scott T. Phillips	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011

/s/ Howard S. Cohen Howard S. Cohen	Chairman	February 28, 2011

/s/ Richard S. Grant Richard S. Grant	Director	February 28, 2011

/s/ Steven F. Mayer Steven F. Mayer	Director	February 28, 2011

/s/ Richard B. Marchese Richard B. Marchese	Director	February 28, 2011

/s/ Charles H. McElrea Charles H. McElrea	Director	February 28, 2011

/s/ Alan H. Schumacher Alan H. Schumacher	Director	February 28, 2011

/s/ Mark A. Suwyn Mark A. Suwyn	Director	February 28, 2011

/s/ Robert G. Warden Robert G. Warden	Director	February 28, 2011

/s/ M. Richard Warner M. Richard Warner	Director	February 28, 2011