Form 10-Q
period 2011-04-02
BlueLinx Holdings Inc.
filed 2011-05-06
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2011 there were 33,215,906 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended April 2, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Period from	Period from
	January 2, 2011	January 3, 2010
	to	to
	April 2, 2011	April 3, 2010
Net sales	$390,604	$431,050
Cost of sales	344,335	378,772

Gross profit	46,269	52,278

Operating expenses:
Selling, general, and administrative	48,446	56,514
Depreciation and amortization	2,938	3,744

Total operating expenses	51,384	60,258

Operating loss	(5,115)	(7,980)
Non-operating expenses:
Interest expense, net	9,061	7,315
Changes associated with the ineffective interest rate swap	(1,751)	(805)
Other expense (income), net	15	233

Loss before (benefit from) provision for income taxes	(12,440)	(14,723)
(Benefit from) provision for income taxes	(114)	16

Net loss	$(12,326)	$(14,739)

Basic and diluted weighted average number of common shares outstanding	30,853	30,587

Basic and diluted net loss per share applicable to common stock	$(0.40)	$(0.48)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	April 2, 2011	January 1, 2011

Assets:
Current assets:
Cash	$6,151	$14,297
Receivables, net	169,924	119,202
Inventories, net	220,312	188,250
Deferred income tax assets, net	59	143
Other current assets	18,653	22,768

Total current assets	415,099	344,660

Property, plant, and equipment:
Land and land improvements	52,506	52,540
Buildings	96,832	96,720
Machinery and equipment	71,861	70,860
Construction in progress	1,247	2,028

Property, plant, and equipment, at cost	222,446	222,148
Accumulated depreciation	(94,319)	(92,517)

Property, plant, and equipment, net	128,127	129,631
Other non-current assets	56,393	50,728

Total assets	$599,619	$525,019

Liabilities:
Current liabilities:
Accounts payable	$94,910	$62,827
Bank overdrafts	35,671	23,089
Accrued compensation	4,501	4,594
Current maturities of long term debt	1,960	1,190
Other current liabilities	13,899	16,792

Total current liabilities	150,941	108,492

Non-current liabilities:
Long-term debt	424,178	381,679
Deferred income tax liabilities, net	107	192
Other non-current liabilities	34,401	33,665

Total liabilities	609,627	524,028

Stockholders’ (Deficit) Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 33,215,906 and 32,179,253 shares issued at April 2, 2011 and January 1, 2011, respectively;	332	327
Additional paid-in-capital	148,224	147,427
Accumulated other comprehensive loss	(6,827)	(7,358)
Accumulated deficit	(151,737)	(139,405)

Total stockholders’ (deficit) equity	(10,008)	991

Total liabilities and stockholders’ (deficit) equity	$599,619	$525,019

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Period from	Period from
	January 2, 2011	January 3, 2010
	to	to
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net loss	$(12,326)	$(14,739)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,938	3,744
Amortization of debt issue costs	447	(73)
Payment from terminating the Georgia Pacific supply agreement	—	4,706
Gain from sale of properties	(7,222)	—
Changes associated with ineffective interest rate swap	(1,751)	(805)
Deferred income tax benefit	(215)	(207)
Share-based compensation expense	816	1,043
(Decrease) increase in restricted cash related to the ineffective interest rate swap, insurance, and other	(6)	5,882
Changes in assets and liabilities:
Receivables	(50,722)	(64,595)
Inventories	(32,062)	(25,614)
Accounts payable	32,083	21,320
Changes in other working capital	3,754	22,879
Other	1,458	(134)

Net cash used in operating activities	(62,808)	(46,593)

Cash flows from investing activities:
Property, plant and equipment investments	(3,695)	(409)
Proceeds from disposition of assets	8,763	149

Net cash provided by (used in) investing activities	5,068	(260)

Cash flows from financing activities:
Repurchase of common stock	—	(583)
Increase in the revolving credit facility	43,269	24,665
Payments on capital lease obligations	(72)	(402)
Increase in bank overdrafts	12,582	9,953
Increase in restricted cash related to the mortgage	(6,185)	(2,864)
Other	—	6

Net cash provided by financing activities	49,594	30,775

Decrease in cash	(8,146)	(16,078)
Balance, beginning of period	14,297	29,457

Balance, end of period	$6,151	$13,379

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 2, 2011
1. Basis of Presentation and Background
Basis of Presentation
BlueLinx Holdings Inc. has prepared the accompanying Unaudited Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 1, 2011, as filed with the Securities and Exchange Commission (“SEC”). Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2011 and fiscal year 2010 each contain 52 weeks. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating subsidiary” when necessary.
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
We are a leading distributor of building products in North America with approximately 2,000 employees. We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of more than 60 warehouses and third-party operated warehouses.
2. Summary of Significant Accounting Policies
Revenue Recognition
We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as FOB (free on board) shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site.
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
Restricted Cash
We had restricted cash of $48.4 million and $42.2 million at April 2, 2011 and January 1, 2011, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.
The table below provides the balances of each individual component in restricted cash as of April 2, 2011 and January 1, 2011 (in thousands):

	April 2,	January 1,
	2011	2011
Cash in escrow:
Mortgage	$36,798	$30,616
Insurance	9,032	9,430
Other	2,527	2,124

Total	$48,357	$42,170

Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will ultimately be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At April 2, 2011 and January 1, 2011, these reserves totaled $6.2 million and $5.7 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.
Inventory Valuation
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At April 2, 2011 and January 1, 2011, the market value of our inventory exceeded its cost. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.
Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At April 2, 2011 and January 1, 2011, our damaged, excess and obsolete inventory reserves were $2.1 million and $1.7 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.

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
Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At April 2, 2011 and January 1, 2011, the vendor rebate receivable totaled $3.8 million and $8.0 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At April 2, 2011 and January 1, 2011, the customer rebate payable totaled $4.4 million and $6.4 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
Earnings per Common Share
We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain management level employees participate in dividends on the same basis as common shares and are non-forfeitable by the holder. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Given that the restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. Therefore, we have not included 2,173,259 and 1,986,865 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for the first quarter of fiscal 2011 and for the first quarter of fiscal 2010, respectively.
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
As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. For the first quarter of fiscal 2011 and the first quarter of fiscal 2010, we excluded 3,098,075 and 3,162,006 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive.
Stock-Based Compensation
We have two stock-based compensation plans covering officers, directors, certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options or vesting of restricted stock, out of the total amount of common shares authorized for issuance under the 2004 Plan and the 2006 Plan. During the first quarter of fiscal 2011, the Compensation Committee granted 568,972 restricted shares of our common stock to certain of our officers and directors. Restricted shares of 309,999 vested in the current quarter due to completion of the vesting term.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations. For the first quarter of fiscal 2011 and for the first quarter of fiscal 2010, our total stock-based compensation expense was $0.8 million and $1.2 million, respectively.
Income Taxes
Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income. We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized. In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income. We considered all of the available positive and negative evidence during the first quarter of fiscal 2011 and based on the weight of available evidence, we recorded an additional deferred tax asset and valuation allowance of $4.8 million relating to our current period net operating losses, which resulted in a total net deferred tax asset of $51.3 million with a valuation allowance of a corresponding amount as of April 2, 2011.
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
We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities. We have recorded income tax and related interest liabilities where we believe our position may not be sustained. Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year-ended January 1, 2011. There have been nominal changes to our tax positions during the first quarter of fiscal 2011.
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

Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. In the event that undiscounted cash flows do not exceed the carrying value of a facility, our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a two year average of cash flows based on 2010 EBITDA and 2011 projected EBITDA, which includes a small growth factor assumption, to estimate undiscounted cash flows. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 13 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
Our results for the quarter ended April 2, 2011 were negatively impacted by severe winter weather and a decrease in housing starts when compared to the quarter ended April 3, 2010. The higher number of housing starts in the first quarter of 2010 was due in part to the effect of the housing tax credit expiration which expired in April of 2010. The reductions in volume and operating income have not resulted in impairment indictors of a magnitude that would result in reductions to our January 1, 2011 projected undiscounted cash flows, which exceeded our carrying value in all cases during the performance of our January 1, 2011 impairment analysis..
Self-Insurance
It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $1.0 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At April 2, 2011 and January 1, 2011, the self-insurance reserves totaled $7.9 million and $7.6 million, respectively.
3. Restructuring Charges
We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e. the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on current market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first quarter of fiscal 2011 and the first quarter of fiscal 2010, and “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets at April 2, 2011 and January 1, 2011.
We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first quarter of fiscal 2011 and the first quarter of fiscal 2010, and in “Accrued compensation” on the Consolidated Balance Sheets for the quarters ended April 2, 2011 and January 1, 2011.
2007 Facility Consolidation and Severance Costs
During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings and reduction in force initiatives which resulted in charges of $17.1 million during the fourth quarter of fiscal 2007. As of April 2, 2011 and January 1, 2011, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.

The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first quarter of fiscal 2011 (in thousands):

Balance at January 1, 2011	$10,227
Payments	(537)
Accretion of liability	131

Balance at April 2, 2011	$9,821

2008 Facility Consolidation and Severance Costs
During fiscal 2008, our board of directors approved a plan to exit our custom milling operations in California primarily due to the impact of unfavorable market conditions on that business. The closure of the custom milling facilities resulted in facility consolidation charges of $2.0 million and severance and outplacement costs of $1.0 million. In addition, we executed other reduction in force initiatives which resulted in $4.2 million of severance. At April 2, 2011 and January 1, 2011, there was no remaining severance reserve.
The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first quarter of fiscal 2011 (in thousands):

Balance at January 1, 2011	$72
Payments	(77)
Sublease income	45

Balance at April 2, 2011	$40

2009 Facility Consolidations and Severance Costs
During fiscal 2009, we exited our BlueLinx Hardwoods facility in Austin, Texas to improve overall effectiveness and efficiency by consolidating these operations with our San Antonio and Houston branches. Our exit of the Austin facility resulted in a facility consolidation charge of $0.7 million. In addition, we recorded severance charges related to reduction in force initiatives of $1.8 million. There were no severance reserves remaining as of April 2, 2011.
The table below summarizes the balances of the accrued facility consolidation and the changes in the accruals for the first quarter of fiscal 2011 (in thousands):

Balance at January 1, 2011	$523
Payments	(39)

Balance at April 2, 2011	$484

2010 Facility Consolidations and Severance Costs
During fiscal 2010, we had certain reduction in force activities, which resulted in severance charges of $1.1 million.
The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for the first quarter of fiscal 2011 (in thousands):

Balance at January 1, 2011	$777
Assumption Changes	(61)
Payments	(209)

Balance at April 2, 2011	$507

4. Assets Held for Sale and Net Gain on Disposition
As part of our restructuring efforts to improve our cost structure and cash flow, we closed certain facilities and designated them as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of April 2, 2011 and January 1, 2011, total assets held for sale were $1.6 million and $1.6 million respectively, and were included in “Other current assets” in our Consolidated Balance Sheets. During the quarter ended April 2, 2011, we sold certain real properties held for sale that resulted in a $7.2 million gain recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations. We continue to actively market the remaining properties that are held for sale. Due to the fact that, as of April 2, 2011, the remaining properties are all land, depreciation expense is not impacted.

5. Comprehensive Loss
The calculation of comprehensive loss is as follows:

	Period from	Period from
	January 2, 2011	January 3, 2010
	to	to
	April 2, 2011	April 3, 2010
Net loss	$(12,326)	$(14,739)
Other comprehensive income:
Foreign currency translation	296	397
*Unrealized gain from cash flow hedge, net of taxes	334	329

Comprehensive loss	$(11,696)	$(14,013)

*	For the first quarter of fiscal 2011 and the first quarter of fiscal 2010, the income tax benefit related to our interest rate swap was $0.2 million and $0.2 million, respectively.
6. Employee Benefits
Defined Benefit Pension Plans
Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We are required to make a $4.1 million contribution to the hourly pension plan in fiscal 2011, $2.8 million of which will be funded through a pre-funded balance. The difference will be funded through a $1.3 million cash contribution. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.
Net periodic pension cost for our pension plans included the following:

	Period from January 2, 2011,	Period from January 3, 2010,
	to April 2, 2011	to April 3, 2010
	(In thousands)
Service cost	$523	$498
Interest cost on projected benefit obligation	1,152	1,186
Expected return on plan assets	(1,376)	(1,232)
Amortization of unrecognized loss	145	123

Net periodic pension cost	$444	$575

7. Revolving Credit Facility
As of April 2, 2011, we had outstanding borrowings of $140.5 million and excess availability of $118.7 million under the terms of our revolving credit facility. The interest rate on the revolving credit facility was 4.3% at April 2, 2011. As of April 2, 2011 and January 1, 2011, we had outstanding letters of credit totaling $2.9 million and $5.9 million, respectively, primarily for the purposes of securing collateral requirements under the interest rate swap (which was terminated in March of 2011), casualty insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.
On July 7, 2010, we reached an agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and the other signatories to our existing revolving credit facility, dated August 4, 2006, as amended, to amend the terms thereof. This amendment extends the date of final maturity of the facility to January 7, 2014 and decreases the maximum availability under the agreement from $500 million to $400 million. This decrease does not impact our current available borrowing capacity under the amended revolving credit facility since the borrowing base, which is based on eligible accounts receivable and inventory, currently permits less than $400 million in revolving credit facility borrowings. This amendment also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million. As a result of reducing our maximum borrowing capacity from $500 million to $400 million, we recorded expense of $0.2 million in fiscal 2010 for the write-off of the old debt issuance costs associated with the reduction in borrowing capacity. We also incurred $6.5 million in new debt issuance costs, which we capitalized and amortize to interest expense over the renewed debt term.

Under the amended agreement, our revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base or $60.0 million (subject to increase to $75.0 million if we exercise the uncommitted accordion credit facility in full) (the “Excess Availability Threshold”). The fixed charge ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our amended revolving credit facility is less than the Excess Availability Threshold for three consecutive business days. As of April 2, 2011 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants. We had $118.7 and $103.4 million of availability as of April 2, 2011 and January 1, 2011, respectively. Our lowest level of availability in the last three years was $94.8 million as of March 5, 2011. We do not anticipate our excess availability in fiscal 2011 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold for more than three consecutive business days, however, we would not meet the required fixed charge ratio with our current operating results. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than the Excess Availability Threshold, excluding unrestricted cash, for three consecutive business days or in the event of default. Our amended revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.
The Company is seeking an amendment to the Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo Bank, National Association, and the other signatories listed therein, as subsequently amended (the “Credit Agreement”) to (i) reduce the excess liquidity the Company is required to maintain under the Credit Agreement to the greater of $35 million or 15% of its borrowing base, (ii) increase the amount of the Company’s accounts receivable included in the borrowing base calculation to 87.5%, (iii) increase the percentage of the liquidation value of the Company’s inventory included in its borrowing base to 90% for the periods January to March 2012 and 2013, subject to meeting specified EBITDA targets, (iv) include certain cash some of which is subject to lockbox arrangements in the calculation of the Company’s excess liquidity, and (v) decrease the amount of excess liquidity the Company is required to maintain in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures under the Credit Agreement.
We are also seeking an amendment to the Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital corporation as lender, and/or the agreements related thereto (collectively, the "Mortgage Agreement") to (i) eliminate the requirement to obtain lender approval for any transfer of equity interests that would reduce Cerberus' ownership in the Company and certain of its subsidiaries, directly or indirectly, to less than 51%, (ii) allow for prepayment of the indebtedness under the Mortgage Agreement without incurring a prepayment premium, and (iii) allow the Company to use a portion of the cash held as collateral under the Mortgage Agreement for specified maintenance and operational expenses. As of the date of this report, no agreement with respect to this amendment has been reached with the special servicers for the Mortgage Agreement.
The Company has reached an agreement in principle with the lenders with respect to the amendments to the Credit Agreement described above and is working to complete the amendment. Effectiveness of the proposed amendments to the Credit Agreement described above will be contingent on the successful completion of the rights offering described in detail in Note 13, "Subsequent Events". The rights offering is contingent on the successful completion of the amendments to the Credit Agreement and Mortgage Agreement.
Should the rights offering and/or the proposed amendments not be consummated, we believe that the amounts available from our revolving credit facility and other sources will be sufficient to fund our routine operations and capital requirements for the next 12 months. If economic conditions, especially those related to the housing market, worsen, we will need to seek additional sources of capital to support our operations.

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
Through January 9, 2009, the hedge was highly effective in offsetting changes in expected cash flows. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge were reflected in earnings. During fiscal 2009, we reduced our borrowings under the revolving credit facility by $100.0 million, which reduced outstanding debt below the interest rate swap’s notional amount of $150.0 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt during the first, second, and third quarters of fiscal 2009. As a result, changes in the fair value of the instrument were recorded through earnings from the point in time that the revolving credit facility balance was reduced below the interest rate swap’s notional amount of $150.0 million, which was during the first quarter of fiscal 2009. The reduction in debt below the interest rate swap notional amount resulted in a pro rata reduction to accumulated other comprehensive income with an offsetting charge to interest expense. The remaining accumulated other comprehensive income is amortized over the life of the interest rate swap to interest expense.
The ineffective interest rate swap was terminated in March of 2011. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from January 1, 2011 to April 2, 2011 were approximately $1.6 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.4 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from January 2, 2010 to April 3, 2010 were approximately $0.8 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $0.5 million offset by income of $1.3 million related to current year changes in the fair value of the ineffective interest rate swap liability.

The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of April 2, 2011 (in thousands):

Balance at January 1, 2011	$445
Amortization of accumulated other comprehensive loss recorded to interest expense	(445)

Balance at April 2, 2011	$—

The fair value of our swap liability at January 1, 2011 was $2.2 million.
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
We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap, we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i) the present value factors used in determining fair value (ii) projected LIBOR, and (iii) the risk of non-performance. These and other assumptions are impacted by economic conditions and expectations of management. We have determined that the fair value of our interest rate swap is a level 3 measurement in the fair value hierarchy. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at January 1, 2011 due to the fact that the risk of counterparty non-performance was nominal. The ineffective interest rate swap was terminated in March 2011. The fair value of the interest rate swap was a liability $2.2 million at January 1, 2011. The balance at January 1, 2011 is included in “Other current liabilities” on the Consolidated Balance Sheets.
The following table presents a reconciliation of the level 3 interest rate swap liability measured at fair value on a recurring basis as of April 2, 2011 (in thousands):

Fair value at January 1, 2011	$(2,195)
Realized gains included in earnings, net	2,195

Fair value at April 2, 2011	$—

The $2.2 million realized gain is included in “Changes associated with ineffective interest rate swap” in the Consolidated Statements of Operations.
Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. Assumptions critical to our fair value in the period were present value factors used in determining fair value and an interest rate. At April 2, 2011, the carrying value and fair value of our mortgage was $283.7 million and $281.2 million, respectively.

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
12. Commitments and Contingencies
Legal Proceedings
During the first quarter of fiscal 2011, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
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
Collective Bargaining Agreements
As of April 2, 2011, approximately 30% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 1% of our work force will expire within one year.
13. Subsequent Events
On April 26, 2011, we filed a registration statement on Form S-1 with the SEC for a planned rights offering of our common stock to our stockholders, which seeks to raise gross proceeds of $60 million. In connection with the rights offering, we plan to distribute to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. In conjunction with the planned rights offering, we have entered into an investment agreement with Cerberus ABP Investor LLC, which beneficially owns approximately 55% of our common stock before giving effect to the rights offering, to backstop the rights offering, subject to certain conditions, by purchasing shares of common stock that relate to any rights that remain unexercised at the expiration of the rights offering. The investment agreement may be terminated by us if our disinterested directors, in the exercise of their fiduciary duties, recommend to our board of directors that we consummate an alternative transaction that would result in more favorable economic terms than the rights offering. In addition to being able to purchase their pro rata portion of the shares offered based on their ownership as of the record date for the rights offering, stockholders, other than Cerberus ABP Investor LLC, may oversubscribe for additional shares of common stock. We anticipate that the record date and the subscription price will be determined on or about the time the SEC declares our registration statement effective. The subscription rights are expected to trade on the New York Stock Exchange under the symbol BXC RT.

14. Unaudited Supplemental Consolidating Financial Statements
The condensed consolidating financial information as of April 2, 2011 and January 1, 2011 and for the first quarters of fiscal 2011 and fiscal 2010 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended January 1, 2011, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are sixty-two single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.
The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 2, 2011 to April 2, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$390,604	$7,429	$(7,429)	$390,604
Cost of sales	—	344,335	—	—	344,335

Gross profit	—	46,269	7,429	(7,429)	46,269

Operating expenses:
Selling, general and administrative	1,618	61,479	(7,222)	(7,429)	48,446
Depreciation and amortization	—	1,985	953	—	2,938

Total operating expenses	1,618	63,464	(6,269)	(7,429)	51,384

Operating (loss) income	(1,618)	(17,195)	13,698	—	(5,115)
Non-operating expenses:
Interest expense	—	4,312	4,749	—	9,061
Changes associated with ineffective interest rate swap	—	(1,751)	—	—	(1,751)
Other expense (income), net	—	21	(6)	—	15

(Loss) income before (benefit from) provision for income taxes	(1,618)	(19,777)	8,955	—	(12,440)
(Benefit from) provision for income taxes	(2,847)	(759)	3,492	—	(114)
Equity in loss of subsidiaries	(13,555)	—	—	13,555	—

Net (loss) income	$(12,326)	$(19,018)	$5,463	$13,555	$(12,326)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 3, 2010 to April 3, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$431,050	$7,456	$(7,456)	$431,050
Cost of sales	—	378,772	—	—	378,772

Gross profit	—	52,278	7,456	(7,456)	52,278

Operating expenses:
Selling, general and administrative	1,895	62,030	45	(7,456)	56,514
Depreciation and amortization	—	2,784	960	—	3,744

Total operating expenses	1,895	64,814	1,005	(7,456)	60,258

Operating (loss) income	(1,895)	(12,536)	6,451	—	(7,980)
Non-operating expenses:
Interest expense	—	2,566	4,749	—	7,315
Changes associated with ineffective interest rate swap	—	(805)	—	—	(805)
Other expense (income), net	—	262	(29)	—	233

(Loss) income before (benefit from) provision for income taxes	(1,895)	(14,559)	1,731	—	(14,723)
(Benefit from) provision for income taxes	(688)	29	675	—	16
Equity in loss of subsidiaries	(13,532)	—	—	13,532	—

Net (loss) income	$(14,739)	$(14,588)	$1,056	$13,532	$(14,739)

The consolidating balance sheet for BlueLinx Holdings Inc. as of April 2, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$47	$6,104	—	$—	$6,151
Receivables	—	169,924	—	—	169,924
Inventories	—	220,312	—	—	220,312
Deferred income tax assets	—	59	—	—	59
Other current assets	845	15,275	2,533	—	18,653
Intercompany receivable	62,875	10,380	275	(73,530)	—

Total current assets	63,767	422,054	2,808	(73,530)	415,099

Property and equipment:
Land and land improvements	—	3,050	49,456	—	52,506
Buildings	—	8,494	88,338	—	96,832
Machinery and equipment	—	71,861	—	—	71,861
Construction in progress	—	1,247	—	—	1,247

Property and equipment, at cost	—	84,652	137,794	—	222,446

Accumulated depreciation	—	(67,285)	(27,034)	—	(94,319)

Property and equipment, net	—	17,367	110,760	—	128,127
Investment in subsidiaries	(61,710)	—	—	61,710	—

Non-current deferred income tax assets	—	—	—	—	—

Other non-current assets	—	19,008	37,385	—	56,393

Total assets	$2,057	$458,429	$150,953	$(11,820)	$599,619

Liabilities:
Current liabilities:
Accounts payable	$160	$94,750	$—	$—	94,910
Bank overdrafts	—	35,671	—	—	35,671
Accrued compensation	20	4,481	—	—	4,501
Current maturities of long-term debt	—	—	1,960	—	1,960

Other current liabilities	—	11,796	859	1,244	13,899

Intercompany payable	11,899	60,501	2,374	(74,774)	—

Total current liabilities	12,079	207,199	5,193	(73,530)	150,941

Non-current liabilities:
Long-term debt	—	140,469	283,709	—	424,178
Non-current deferred income tax liabilities	—	107	—	—	107
Other non-current liabilities	(13)	34,414	—	—	34,401

Total liabilities	12,066	382,189	288,902	(73,530)	609,627

Stockholders’ (deficit)/parent’s investment	(10,009)	76,240	(137,949)	61,710	(10,008)

Total liabilities and deficit	$2,057	$458,429	$150,953	$(11,820)	$599,619

The consolidating balance sheet for BlueLinx Holdings Inc. as of January 1, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$384	$13,913	$—	$—	$14,297
Receivables	—	119,202	—	—	119,202
Inventories	—	188,250	—	—	188,250
Deferred income tax assets, current	—	143	—	—	143
Other current assets	669	20,500	1,599	—	22,768
Intercompany receivable	57,208	8,759	—	(65,967)	—

Total current assets	58,261	350,767	1,599	(65,967)	344,660

Property and equipment:
Land and land improvements	—	3,027	49,513	—	52,540
Buildings	—	8,069	88,651	—	96,720
Machinery and equipment	—	70,860	—	—	70,860
Construction in progress	—	2,028	—	—	2,028

Property and equipment, at cost	—	83,984	138,164	—	222,148

Accumulated depreciation	—	(65,564)	(26,953)	—	(92,517)

Property and equipment, net	—	18,420	111,211	—	129,631
Investment in subsidiaries	(47,943)	—	—	47,943	—
Other non-current assets	—	19,602	31,126	—	50,728

Total assets	$10,318	$388,789	$143,936	$(18,024)	$525,019

Liabilities:
Current liabilities:
Accounts payable	$59	$62,768	$—	$—	62,827
Bank overdrafts	—	23,089	—	—	23,089
Accrued compensation	—	4,594	—	—	4,594

Current maturities of long-term debt	—	—	1,190	—	1,190

Other current liabilities	—	15,065	483	1,244	16,792
Intercompany payable	9,264	57,947	—	(67,211)	—

Total current liabilities	9,323	163,463	1,673	(65,967)	108,492

Non-current liabilities:
Long-term debt	—	97,200	284,479	—	381,679
Non-current deferred income tax liabilities	—	192	—	—	192
Other non-current liabilities	4	33,661	—	—	33,665

Total liabilities	9,327	294,516	286,152	(65,967)	524,028

Stockholders’ equity/parent’s investment	991	94,273	(142,216)	47,943	991

Total liabilities and equity	$10,318	$388,789	$143,936	$(18,024)	$525,019

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 2, 2011 to April 2, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(12,326)	$(19,018)	$5,463	$13,555	$(12,326)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	1,984	954	—	2,938
Amortization of debt issuance costs	—	282	165	—	447
Payments from terminating the Georgia-Pacific supply agreement	—	—	—	—	—
Gain from the sale of properties	—	—	(7,222)	—	(7,222)

Changes associated with the ineffective interest rate swap	—	(1,751)	—	—	(1,751)
Deferred income tax benefit	—	(215)	—	—	(215)
Share-based compensation expense	348	468	—	—	816
Decrease (increase) in restricted cash	—	(6)	—	—	(6)
Equity in earnings of subsidiaries	13,555	—	—	(13,555)	—
Changes in assets and liabilities:
Receivables	—	(50,722)	—	—	(50,722)
Inventories	—	(32,062)	—	—	(32,062)
Accounts payable	101	31,982	—	—	32,083
Changes in other working capital	(176)	4,127	(197)	—	3,754
Intercompany receivable	(5,667)	(1,621)	(275)	7,563	—
Intercompany payable	2,635	2,554	2,374	(7,563)	—
Other	(4)	1,290	172	—	1,458

Net cash provided by (used in) operating activities	(1,534)	(62,708)	1,434	—	(62,808)

Cash flows from investing activities:
Investment in subsidiaries	1,196	—	(1,196)	—	—
Property, plant and equipment investments	—	(879)	(2,816)	—	(3,695)
Proceeds from disposition of assets	—	—	8,763	—	8,763

Net cash (used in) provided by investing activities	1,196	(879)	4,751		5,068

Cash flows from financing activities:
Net transactions with Parent	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Increase in revolving credit facility	—	43,269	—	—	43,269
Payments on capital lease obligations	—	(72)	—	—	(72)
Increase in bank overdrafts	—	12,582	—	—	12,582
Increase in restricted cash related to the mortgage	—	—	(6,185)	—	(6,185)
Intercompany receivable	—	—	—	—	—
Intercompany payable	—	—	—	—	—
Other	—	—	—	—	—

Net cash (used in) provided by financing activities	—	55,779	(6,185)		49,594

Increase (decrease) in cash	(338)	(7,808)	—	—	(8,146)
Balance, beginning of period	384	13,913	—	—	14,297

Balance, end of period	$46	$6,105	$—	$—	$6,151

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 3, 2010 to April 3, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(14,739)	$(14,588)	$1,056	$13,532	$(14,739)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	2,783	961	—	3,744
Amortization of debt issuance costs	—	(236)	163	—	(73)
Payments from terminating the Georgia-Pacific supply agreement	—	4,706	—	—	4,706
Changes associated with the ineffective interest rate swap	—	(805)	—	—	(805)
Deferred income tax benefit	—	(207)	—	—	(207)
Share-based compensation expense	447	596	—	—	1,043
Decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	—	5,882	—	—	5,882
Equity in earnings of subsidiaries	13,532	—	—	(13,532)	—
Changes in assets and liabilities:
Receivables	—	(64,595)	—	—	(64,595)
Inventories	—	(25,614)	—	—	(25,614)
Accounts payable	(15)	21,335	—	—	21,320
Changes in other working capital	(34)	22,536	377	—	22,879
Intercompany receivable	1,573	(1,053)	—	(520)	—
Intercompany payable	1,053	—	(1,573)	520	—
Other	—	(134)	—	—	(134)

Net cash provided by (used in) operating activities	1,817	(49,394)	984	—	(46,593)

Cash flows from investing activities:
Investment in subsidiaries	(1,895)	—	—	1,895	—
Property, plant and equipment investments	—	(409)	—	—	(409)
Proceeds from disposition of assets	—	149	—	—	149

Net cash (used in) provided by investing activities	(1,895)	(260)	—	1,895	(260)

Cash flows from financing activities:
Net transactions with Parent	—	14	1,881	(1,895)	—
Repurchase of common stock	(583)	—	—	—	(583)
Increase in revolving credit facility	—	24,665	—	—	24,665
Payments on capital lease obligations	—	(402)	—	—	(402)
Increase in bank overdrafts	—	9,953	—	—	9,953
Increase in restricted cash related to the mortgage	—	—	(2,864)	—	(2,864)
Intercompany receivable	650	—	—	(650)	—
Intercompany payable	—	(650)	—	650	—
Other	6	—	—	—	6

Net cash (used in) provided by financing activities	73	33,580	(983)	(1,895)	30,775

Increase (decrease) in cash	(5)	(16,074)	1	—	(16,078)
Balance, beginning of period	32	29,129	296	—	29,457

Balance, end of period	$27	$13,055	$297	$—	$13,379

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended January 1, 2011 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011 as filed with the SEC and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:
•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;
•	inventory levels of new and existing homes for sale;
•	general economic and business conditions in the United States;
•	the financial condition and credit worthiness of our customers;
•	the activities of competitors;
•	changes in significant operating expenses;
•	fuel costs;
•	risk of losses associated with accidents;
•	exposure to product liability claims;
•	changes in the availability of capital and interest rates;
•	immigration patterns and job and household formation;
•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;
•	adverse weather patterns or conditions;
•	acts of war or terrorist activities;

•	variations in the performance of the financial markets, including the credit markets;
•	failure to complete the rights offering on the terms described in the Form S-1 filed with the SEC on April 26, 2011; and
•	the other factors described herein under and in our Annual Report on Form 10-K for the year ended January 1, 2011 as filed with the SEC.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Overview
Background
BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation, is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of January 1, 2011, we distributed approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We serve as a national distributor for a number of our suppliers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of approximately 60 distribution centers. We distribute products through our owned and leased fleet of over 600 trucks and over 1,000 trailers, as well as by common carrier.
We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 46%, 44% and 50% of our fiscal 2010, fiscal 2009 and fiscal 2008 gross sales, respectively, include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Specialty products, which represented approximately 54%, 56% and 50% of our fiscal 2010, fiscal 2009 and fiscal 2008 gross sales, respectively, include roofing, insulation, specialty panels, moulding, engineered wood products, vinyl products (used primarily in siding), outdoor living and metal products (excluding rebar and remesh).
Industry Conditions
As noted above, we operate in a changing environment in which new risks can emerge from time to time. A number of factors cause our results of operations to fluctuate from period to period. Many of these factors are seasonal or cyclical in nature. Conditions in the United States housing market are at historically low levels. Our operating results have declined during the past several years as they are closely tied to U.S. housing starts. Additionally, the mortgage markets have experienced substantial disruption due to a rising number of defaults in the market. This disruption and the related defaults have increased the inventory of homes for sale and also have caused lenders to tighten mortgage qualification criteria which further reduces demand for new homes. We expect the downturn in new housing activity will continue to negatively impact our operating results for the foreseeable future. We continue to prudently manage our inventories, receivables and spending in this environment. However, along with many forecasters, we believe U.S. housing demand will improve in the long term based on population demographics and a variety of other factors.
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

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the first quarter of fiscal 2011, the first quarter of fiscal 2010, fiscal 2010 and fiscal 2009.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2011	Q1 2010	2010	2009
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products	$162	$204	$838	$738
Specialty Products	235	233	1,005	948
Other(1)	(6)	(6)	(39)	(40)

Total Sales	$391	$431	$1,804	$1,646

Sales Variances
Unit Volume $ Change	$(51)	$6	$36	$(1,036)
Price/Other(1)	11	18	122	(98)

Total $ Change	$(40)	$24	$158	$(1,134)

Unit Volume % Change	(11.8)%	1.4%	2.2%	(36.6)%
Price/Other(1)	2.4%	4.5%	7.4%	(4.2)%

Total % Change	(9.4)%	5.9%	9.6%	(40.8)%

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the first quarter of fiscal 2011, the first quarter of fiscal 2010, fiscal 2010 and fiscal 2009.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2011	Q1 2010	2010	2009
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products	$17	$22	$77	$73
Specialty Products	32	33	148	132
Other(1)	(3)	(3)	(14)	(12)

Total Gross Margin $’s	$46	$52	$211	$193

Gross Margin %’s by Category
Structural Products	10.7%	10.8%	9.1%	9.9%
Specialty Products	13.8%	14.2%	14.7%	13.9%
Total Gross Margin %’s	11.8%	12.1%	11.7%	11.7%

Unit Volume Change by Product
Structural Products	(25.2)%	0.3%	(2.5)%	(40.3)%
Specialty Products	(0.2)%	2.2%	5.7%	(32.8)%
Total Unit Volume Change %’s	(11.8)%	1.4%	2.2%	(36.6)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the first quarter of fiscal 2011, the first quarter of fiscal 2010, fiscal 2010 and fiscal 2009.

	Fiscal	Fiscal	Fiscal	Fiscal
	Q1 2011	Q1 2010	2010	2009
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$308	$335	$1,429	$1,251
Direct	89	102	414	435
Other(1)	(6)	(6)	(39)	(40)

Total	$391	$431	$1,804	$1,646

Gross Margin by Channel
Warehouse/Reload	$44	$50	$201	$177
Direct	5	5	24	28
Other(1)	(3)	(3)	(14)	(12)

Total	$46	$52	$211	$193

Gross Margin % by Channel
Warehouse/Reload	14.3%	14.9%	14.1%	14.1%
Direct	6.2%	4.9%	5.8%	6.4%
Total	11.8%	12.1%	11.7%	11.7%

(1)	“Other” includes unallocated allowances and discounts.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2011 and fiscal year 2010 each contain 52 weeks.
Results of Operations
First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010
The following table sets forth our results of operations for the first quarter of fiscal 2011 and first quarter of fiscal 2010.

		% of		% of
	First Quarter of	Net	First Quarter of	Net
	Fiscal 2011	Sales	Fiscal 2010	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$390,604	100.0%	$431,050	100.0%
Gross profit	46,269	11.8%	52,278	12.1%
Selling, general & administrative	48,446	12.4%	56,514	13.1%
Depreciation and amortization	2,938	0.8%	3,744	0.9%

Operating loss	(5,115)	(1.3)%	(7,980)	(1.9)%
Interest expense, net	9,061	2.3%	7,315	1.7%
Changes associated with ineffective interest rate swap	(1,751)	(0.4)%	(805)	(0.2)%
Other expense (income), net	15	0.0%	233	0.1%

Loss before provision for income taxes	(12,440)	(3.2)%	(14,723)	(3.4)%
(Benefit from) provision for income taxes	(114)	0.0%	16	0.0%

Net loss	$(12,326)	(3.2)%	$(14,739)	(3.4)%

Net sales. For the first quarter of fiscal 2011, net sales decreased by 9.4%, or $40.4 million, to $390.6 million. Sales during the quarter decreased as compared to the first quarter of fiscal 2010, due to severe winter weather and the fact that first quarter of 2010 sales were positively affected by the first-time homebuyer U.S. income tax credit. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, outdoor living and metal products (excluding rebar and remesh) increased by $2.0 million, or less than 1.0%, compared to the first quarter of fiscal 2010, primarily due to a 1.0% increase in specialty products prices offset by a 0.2% decrease in unit volume. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $42 million, or 20.6% from a year ago, as a result of a decrease in unit volume of 25.2% offset by an increase in structural product prices of 4.4%.
Gross profit. Gross profit for the first quarter of fiscal 2011 was $46.3 million, or 11.8% of sales, compared to $52.3 million, or 12.1% of sales, in the prior year period. The decrease in gross profit dollars compared to the first quarter of fiscal 2010 was driven primarily by decreases in structural product unit volume of 25.2%. This was partially offset by increases in structural prices of 4.4%. Gross margin percentage decreased by 30 basis points to 11.8% primarily due to a shift in our channel mix to the lower margin reload channel for certain specialty products.
Selling, general, and administrative. Selling, general and administrative expenses for the first quarter of fiscal 2011 were $48.4 million, or 12.4% of net sales, compared to $56.5 million, or 13.1% of net sales, during the first quarter of fiscal 2010. The $8.1 million decline in selling, general, and administrative expenses included $7.2 million in real estate gains. The remaining factors resulting in the decline are related to reductions in incentives of $0.5 million and third party freight costs of $0.4 million.
Depreciation and amortization. Depreciation and amortization expense totaled $2.9 million for the first quarter of fiscal 2011, compared to $3.7 million for the first quarter of fiscal 2010. The $0.8 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during the first quarter of 2011 coupled with capital expenditures not keeping pace with our historical depreciation of property and equipment.
Operating loss. Operating loss for the first quarter of fiscal 2011 was $5.1 million, or 1.3% of sales, compared to an operating loss of $8.0 million, or 1.9% of sales, in the first quarter of fiscal 2010, reflecting a $6.0 million decrease in gross profit and an $8.9 million decrease in operating expense.
Interest expense, net. Interest expense totaled $9.0 million for the first quarter of fiscal 2011 compared to $7.3 million for the first quarter of fiscal 2010. The $1.7 million increase is largely due to an increase of debt over the same period. Interest expense related to our revolving credit facility and mortgage was $4.0 million and $4.6 million, respectively, during this period. During the first quarter of fiscal 2010, interest expense related to our revolving credit facility and mortgage was $2.8 million and $4.6 million, respectively. In addition, interest expense included $0.4 million and $(0.1) million of debt issue cost amortization for the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively.
Changes associated with ineffective interest rate swap. Changes associated with the ineffective interest rate swap totaled $(1.6) million in the first quarter of fiscal 2011 compared to $(0.8) million for the first quarter of fiscal 2010. The $0.8 million increase is primarily due to a $0.9 increase in the gain associated with the change in the swap’s fair value.
Provision for income taxes. The effective tax rate was (0.02)% and 0.01% for the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively. The unusual effective tax rate in both periods is driven by a full valuation allowance recorded against our first quarter federal and state benefit and tax expense related to gross receipts, Canadian and certain state taxes.
Net loss. Net loss for the first quarter of fiscal 2011 was $12.3 million compared to net loss of $14.7 million for the first quarter of fiscal 2010 as a result of the factors discussed above.
On a per-share basis, basic and diluted loss applicable to common stockholders for the first quarter of fiscal 2011 and for the first quarter of fiscal 2010 were $0.40 and $0.48, respectively.
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

Liquidity and Capital Resources
We depend on cash flow from operations and funds available under our revolving credit facility to finance working capital needs and capital expenditures. We have approximately $118.7 million of excess availability under our amended revolving credit facility as of April 2, 2011. Under our amended revolving credit facility, we are required to maintain our excess availability above the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base, as defined therein, or $60.0 million (subject to increase to $75.0 million if we exercise the uncommitted accordion provision in the amended revolving credit facility in full). If we fail to maintain this minimum excess availability, the amended revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.
We may elect to selectively pursue acquisitions. Accordingly, depending on the nature of the acquisition or currency, we may use cash or stock, or a combination of both, as acquisition currency. Our cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with any acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, our liquidity position may be adversely impacted. In addition, there can be no assurance that we will be successful in completing acquisitions in the future. For a discussion of the risks associated with acquisitions, see the risk factor “Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows” set forth under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011, as filed with the SEC.
On April 26, 2011, we filed a registration statement on Form S-1 with the SEC for a planned rights offering of our common stock to our stockholders, which seeks to raise gross proceeds of $60 million. In connection with the rights offering we plan to distribute to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. In conjunction with the planned rights offering, we have entered into an investment agreement with Cerberus ABP Investor LLC, which beneficially owns approximately 55% of our common stock before giving effect to the rights offering, to backstop the rights offering, subject to certain conditions, by purchasing shares of common stock that relate to any rights that remain unexercised at the expiration of the rights offering. The investment agreement may be terminated by us if our disinterested directors, in the exercise of their fiduciary duties, recommend to our board of directors that we consummate an alternative transaction that would result in more favorable economic terms than the rights offering.
The Company is seeking an amendment to the Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo Bank, National Association, and the other signatories listed therein, as subsequently amended (the “Credit Agreement”) to (i) reduce the excess liquidity the Company is required to maintain under the Credit Agreement to the greater of $35 million or 15% of its borrowing base, (ii) increase the amount of the Company’s accounts receivable included in the borrowing base calculation to 87.5%, (iii) increase the percentage of the liquidation value of the Company’s inventory included in its borrowing base to 90% for the periods January to March 2012 and 2013, subject to meeting specified EBITDA targets, (iv) include certain cash some of which is subject to lockbox arrangements in the calculation of the Company’s excess liquidity, and (v) decrease the amount of excess liquidity the Company is required to maintain in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures under the Credit Agreement.
We are also seeking an amendment to the Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as lender, and/or the agreements related thereto (collectively, the "Mortgage Agreement") to (i) eliminate the requirement to obtain lender approval for any transfer of equity interests that would reduce Cerberus' ownership in the Company and certain of its subsidiaries, directly or indirectly, to less than 51%, (ii) allow for prepayment of the indebtedness under the Mortgage Agreement without incurring a prepayment premium, and (iii) allow the Company to use a portion of the cash held as collateral under the Mortgage Agreement for specified maintenance and operational expenses. As of the date of this report, no agreement with respect to this amendment has been reached with the special servicers for the Mortgage Agreement.
The Company has reached an agreement in principle with the lenders with respect to the amendments to the Credit Agreement described above and is working to complete the amendment. Effectiveness of the proposed amendments to the Credit Agreement described above will be contingent on the successful completion of the rights offering. The rights offering is contingent on the successful completion of the amendments to the Credit Agreement and Mortgage Agreement.
Should the rights offering and/or the proposed amendments not be consummated, we believe that the amounts available from our revolving credit facility and other sources will be sufficient to fund our routine operations and capital requirements for the next 12 months. If economic conditions, especially those related to the housing market, worsen, we will need to seek additional sources of capital to support our operations.

The following tables indicate our working capital and cash flows for the periods indicated.

	April 2, 2011	January 1, 2011
	(Dollars in thousands)
	(Unaudited)
Working capital	$264,158	$236,168

	Period from	Period from
	January 2,	January 3,
	2011 to	2010 to
	April 2, 2011	April 3, 2010
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(62,808)	$(46,593)
Cash flows provided (used in) by investing activities	5,068	(260)
Cash flows provided by financing activities	$49,594	$30,775
Working Capital
Working capital increased by $28.0 million to $264.2 million at April 2, 2011 from $236.2 million at January 1, 2011. The increase in working capital was primarily attributable to increases in receivables and inventory partially offset by an increase in accounts payable and increase in overdrafts. We increased inventory levels to meet existing demand, and the increase in accounts receivable is due to increased sales volume due to seasonality. Our accounts payable and overdrafts also increased as we purchased more products to meeting existing demand.
Operating Activities
During the first quarter of fiscal 2011, cash flows used in operating activities totaled $62.8 million. The primary drivers of cash flow used in operations were increases in accounts receivable of $50.7 million reflecting increased revenue resulting from the seasonality of the business and seasonal payment patterns and an increase in inventories of $32.1 million due to an increase in prices for certain structural products and an increase in purchases to meet current demand. These cash outflows were offset by an increase in accounts payable of $32.1 million due to an increase in purchase volume associated with increased demand due to the seasonality of our business and increased global procurement which has resulted in increased in-transit inventory. In addition, other working capital decreased by $3.8 million.
During the first quarter of fiscal 2010, cash flows used in operating activities totaled $46.6 million. The primary drivers of cash flow used in operations were increases in accounts receivable of $64.6 million due to a slight increase in sales volume coupled with seasonal payment patterns and an increase in inventories of $25.6 million due to an increase in prices for certain structural products and an increase in purchases to meet current demand. These cash outflows were offset by an increase in accounts payable of $21.3 million due to an increase in purchase volume associated with increased demand and the seasonality of our business. In addition other working capital decreased by $22.9 million largely due to a federal tax refund of $20.0 million.
Investing Activities
During the first quarter of fiscal 2011 and fiscal 2010, cash flows provided by (used in) investing activities totaled $5.1 million and $(0.3) million, respectively.
During the first quarter of fiscal 2011 and fiscal 2010, our expenditures for property and equipment were $3.7 million and $0.4 million, respectively. These expenditures were used primarily to purchase a replacement property for a facility sold during the quarter, computer equipment and leasehold improvements. Our capital expenditures for fiscal 2011 are anticipated to be paid from our revolving credit facility.

Proceeds from the disposition of property totaled $8.8 million and $0.1 million for the first quarter of fiscal 2011 and fiscal 2010, respectively, due to the sale of three surplus properties.
Financing Activities
Net cash provided by financing activities was $49.6 million and $30.8 million during the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively. The net cash provided by financing activities primarily reflected an increase in the balance of our revolving credit facility of $43.3 million and an increase in bank overdrafts of $12.6 million partially offset by an increase in restricted cash related to our mortgage of $6.2 million. The net cash used in financing activities in the first quarter of fiscal 2010 primarily reflected an increase in the balance of our revolving credit facility of $24.7 million and an increase in bank overdrafts of $10.0 million partially offset by an increase in restricted cash related to our mortgage of $2.9 million.
Debt and Credit Sources
As of April 2, 2011, we had outstanding borrowings of $140.5 million and excess availability of $118.7 million under the terms of our revolving credit facility. The interest rate on the revolving credit facility was 4.3% at April 2, 2011. As of April 2, 2011 and January 1, 2011, we had outstanding letters of credit totaling $2.9 million and $5.9 million, respectively, primarily for the purposes of securing collateral requirements under the casualty insurance programs and for guaranteeing payment of international purchases based on the fulfillment of certain conditions.
On July 7, 2010, we reached an agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and the other signatories to our existing revolving credit facility, dated August 4, 2006, as amended, to amend the terms thereof. This amendment extends the date of final maturity of the facility to January 7, 2014 and decreases the maximum availability under the agreement from $500 million to $400 million. This decrease does not impact our current available borrowing capacity under the amended revolving credit facility since the borrowing base, which is based on eligible accounts receivable and inventory, currently permits less than $400 million in revolving credit facility borrowings. This amendment also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million. As a result of reducing our maximum borrowing capacity from $500 million to $400 million, we recorded expense of $0.2 million in fiscal 2010 for the write-off of the old debt issuance costs associated with the reduction in borrowing capacity. We also incurred $6.5 million in new debt issuance costs, which we capitalized and will amortize over the renewed debt term to interest expense.
Under the amended agreement, our revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base or $60.0 million (subject to increase to $75.0 million if we exercise the uncommitted accordion credit facility in full) (the “Excess Availability Threshold”). The fixed charge ratio is calculated as EBITDA over the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our amended revolving credit facility is less than the Excess Availability Threshold for three consecutive business days. As of April 2, 2011 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants. We had $118.7 million and $103.4 million of availability as of April 2, 2011 and January 1, 2011, respectively. Our lowest level of availability in the last three years was $94.8 million as of March 5, 2011. We do not anticipate our excess availability in fiscal 2011 and/or the first quarter of fiscal 2012 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold for more than three consecutive business days, however, we would not meet the required fixed charge ratio with our current operating results. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than the Excess Availability Threshold, excluding unrestricted cash, for three consecutive business days or in the event of default. Our amended revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

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
Through January 9, 2009, the hedge was highly effective in offsetting changes in expected cash flows. Fluctuations in the fair value of the ineffective portion, if any, of the cash flow hedge were reflected in earnings. During fiscal 2009, we reduced our borrowings under the revolving credit facility by $100.0 million, which reduced outstanding debt below the interest rate swap’s notional amount of $150.0 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt during the first, second, and third quarters of fiscal 2009. As a result, changes in the fair value of the instrument were recorded through earnings from the point in time that the revolving credit facility balance was reduced below the interest rate swap’s notional amount of $150.0 million, which was during the first quarter of fiscal 2009. The reduction in debt below the interest rate swap notional amount resulted in a pro rata reduction to accumulated other comprehensive income with an offsetting charge to interest expense. The remaining accumulated other comprehensive income is amortized over the life of the interest rate swap to interest expense.
The ineffective interest rate swap was terminated in March of 2011. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from January 1, 2011 to April 2, 2011 were approximately $1.7 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.5 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from January 2, 2010 to April 3, 2010 were approximately $0.8 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $0.5 million offset by income of $1.3 million related to current year changes in the fair value of the ineffective interest rate swap liability.
The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of April 2, 2011 (in thousands):

Balance at January 1, 2011	$445
Amortization of accumulated other comprehensive loss recorded to interest expense	(445)

Balance at April 2, 2011	$—

The fair value of our swap liability at January 1, 2011 was $2.2 million.
Contractual Obligations
There have been no material changes to our contractual obligations from those disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
Critical Accounting Policies
The preparation of our consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. There have been no material changes to our accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011 as filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 22, 2008, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to $10,000,000 of our outstanding common stock through December 22, 2010. The share repurchases were made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board was able to modify, suspend, extend or terminate the program at any time. A total of 971,376 shares were purchased pursuant to the program. No share repurchases were made during our first quarter ended April 2, 2011.

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

BlueLinx Holdings Inc. (Registrant)
Date: May 6, 2011	/s/ H. Douglas Goforth
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