Form 10-Q
period 2011-07-02
BlueLinx Holdings Inc.
filed 2011-08-05
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2011 there were 61,811,862 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended July 2, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Second Quarter
	Period from	Period from
	April 3, 2011	April 4, 2010
	to	to
	July 2, 2011	July 3, 2010
Net sales	$500,810	$540,781
Cost of sales	443,165	476,662

Gross profit	57,645	64,119

Operating expenses:
Selling, general, and administrative	56,780	57,089
Depreciation and amortization	2,624	3,434

Total operating expenses	59,404	60,523

Operating (loss) income	(1,759)	3,596
Non-operating expenses:
Interest expense	7,730	8,205
Changes associated with the ineffective interest rate swap	—	(1,256)
Other expense, net	134	18

Loss before provision for income taxes	(9,623)	(3,371)
Provision for income taxes	158	36

Net loss	$(9,781)	$(3,407)

Basic and diluted weighted average number of common shares outstanding	31,063	30,699

Basic and diluted net loss per share applicable to common stock	$(0.31)	$(0.11)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	Period from	Period from
	January 2, 2011	January 3, 2010
	to	to
	July 2, 2011	July 3, 2010
Net sales	$891,414	$971,831
Cost of sales	787,500	855,434

Gross profit	103,914	116,397

Operating expenses:
Selling, general, and administrative	105,227	113,603
Depreciation and amortization	5,561	7,178

Total operating expenses	110,788	120,781

Operating loss	(6,874)	(4,384)
Non-operating expenses:
Interest expense	16,791	15,520
Changes associated with the ineffective interest rate swap	(1,751)	(2,061)
Other expense, net	149	251

Loss before provision for income taxes	(22,063)	(18,094)
Provision for income taxes	44	52

Net loss	$(22,107)	$(18,146)

Basic and diluted weighted average number of common shares outstanding	30,953	30,643

Basic and diluted net loss per share applicable to common stock	$(0.71)	$(0.59)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 2, 2011	January 1, 2011
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,109	$14,297
Receivables, net	205,735	119,202
Inventories, net	212,654	188,250
Deferred income tax assets, net	59	143
Other current assets	62,902	22,768

Total current assets	487,459	344,660

Property, plant, and equipment:
Land and land improvements	51,968	52,540
Buildings	97,691	96,720
Machinery and equipment	74,495	70,860
Construction in progress	1,027	2,028

Property, plant, and equipment, at cost	225,181	222,148
Accumulated depreciation	(95,985)	(92,517)

Property, plant, and equipment, net	129,196	129,631
Other non-current assets	18,613	50,728

Total assets	$635,268	$525,019

Liabilities:
Current liabilities:
Accounts payable	$95,322	$62,827
Bank overdrafts	28,798	23,089
Accrued compensation	5,402	4,594
Current maturities of long-term debt	151,507	1,190
Other current liabilities	14,938	16,792

Total current liabilities	295,967	108,492

Non-current liabilities:
Long-term debt	323,072	381,679
Deferred income taxes, net	107	192
Other non-current liabilities	35,514	33,665

Total liabilities	654,660	524,028

Stockholders’ (Deficit) Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 33,243,238 and 32,667,504 shares issued at July 2, 2011 and January 1, 2011, respectively	332	327
Additional paid-in capital	148,567	147,427
Accumulated other comprehensive loss	(6,773)	(7,358)
Accumulated deficit	(161,518)	(139,405)

Total stockholders’ (deficit) equity	(19,392)	991

Total liabilities and stockholders’ (deficit) equity	$635,268	$525,019

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	Period	Period from
	from January 2,	January 3, 2010
	2011 to	to
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net loss	$(22,107)	$(18,146)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,561	7,178
Amortization of debt issue costs	1,094	379
Payment from terminating the Georgia-Pacific supply agreement	—	4,706
Gain from sale of properties	(7,222)	—
Changes associated with the ineffective interest rate swap	(1,751)	(2,061)
Deferred income tax benefit	(214)	(414)
Share-based compensation expense	1,137	1,969
Decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	432	5,607
Changes in assets and liabilities:
Receivables	(86,533)	(82,222)
Inventories	(24,404)	(52,973)
Accounts payable	32,495	38,860
Changes in other working capital	(1,338)	18,538
Other	1,804	(2,295)

Net cash used in operating activities	(101,046)	(80,874)

Cash flows from investing activities:
Property, plant and equipment investments	(5,520)	(1,263)
Proceeds from disposition of assets	8,971	656

Net cash provided by (used in) investing activities	3,451	(607)

Cash flows from financing activities:
Repurchase of common stock	—	(583)
Increase in borrowings from revolving credit facility	91,710	68,687
Payment on capital lease obligations	(197)	(473)
Increase in bank overdrafts	5,709	9,880
Increase in restricted cash related to the mortgage	(7,815)	(6,581)
Debt financing costs	—	(91)
Other	—	6

Net cash provided by financing activities	89,407	70,845

Decrease in cash	(8,188)	(10,636)
Balance, beginning of period	14,297	29,457

Balance, end of period	$6,109	$18,821

Noncash transactions:
Capital leases	$2,544	$—

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011
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
Restricted Cash
We had restricted cash of $50.0 million and $42.2 million at July 2, 2011 and January 1, 2011, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.
The table below provides the balances of each individual component in restricted cash as of July 2, 2011 and January 1, 2011 (in thousands):

	July 2,	January 1,
	2011	2011
Cash in escrow:
Mortgage*	$38,349	$30,616
Insurance	8,781	9,430
Other	2,422	2,124

Total	$49,552	$42,170

*	As a condition of the amendment to the mortgage entered into on July 14, 2011, discussed further in Footnote 13, Subsequent Events, a payment of $38.3 million was made from cash held in escrow to settle the mortgage in July 2011.
Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will ultimately be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At July 2, 2011 and January 1, 2011, these reserves totaled $5.4 million and $5.7 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.
Inventory Valuation
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At July 2, 2011 and January 1, 2011, the market value of our inventory exceeded its cost. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.
Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At July 2, 2011 and January 1, 2011, our damaged, excess and obsolete inventory reserves were $2.0 million and $1.7 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.

Consignment Inventory
We enter into consignment inventory agreements with our vendors. This vendor consignment inventory relationship allows us to obtain and store vendor inventory at our warehouses and reload facilities; however, ownership remains with the vendor and risk of loss generally remains with the vendor. When the inventory is sold, we are required to the pay the vendor and we simultaneously take and transfer ownership from the vendor to the customer.
Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels, price protection and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At July 2, 2011 and January 1, 2011, the vendor rebate receivable totaled $7.0 million and $8.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At July 2, 2011 and January 1, 2011, the customer rebate payable totaled $8.0 million and $6.4 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
Loss per Common Share
We calculate our basic loss per share by dividing net loss by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain management level employees and directors participate in dividends on the same basis as common shares and are non-forfeitable by the holder. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Given that the restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. Therefore, we have not included 2,163,956 and 2,011,365 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for the first six months of fiscal 2011 and for the first six months of fiscal 2010, respectively.
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
As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. For the second quarter of fiscal 2011 and for the first six months of fiscal 2011, we excluded 3,080,772 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive. For the second quarter of fiscal 2010 and for the first six months of fiscal 2010, we excluded 3,178,307 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive.

Stock-Based Compensation
We have two stock-based compensation plans covering officers, directors, certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options or vesting of restricted stock, out of the total amount of common shares authorized for issuance under the 2004 Plan and the 2006 Plan. During the first six months of fiscal 2011, the Compensation Committee granted 618,972 restricted shares of our common stock to certain of our officers. Restricted shares of 364,303 vested in the first six months of 2011 due to completion of the vesting term.
We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations. For the second quarter of fiscal 2011 and for the first six months of fiscal 2011, our total stock-based compensation expense was $0.4 million and $1.1 million, respectively. For the second quarter of fiscal 2010 and for the first six months of fiscal 2010, our total stock-based compensation expense was $0.7 million and $1.9 million, respectively. We did not recognize related income tax benefits during these periods.
Income Taxes
Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income. We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized. In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income. We considered all of the available positive and negative evidence during the second quarter of fiscal 2011 and based on the weight of available evidence, we recorded an additional deferred tax asset and valuation allowance of $3.6 million relating to our current period net operating losses, which resulted in a total net deferred tax asset of $54.9 million with a valuation allowance of a corresponding amount as of July 2, 2011.
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
We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities. We have recorded income tax and related interest liabilities where we believe our position may not be sustained. Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year-ended January 1, 2011. There have been nominal changes to our tax positions during the first six months of fiscal 2011.
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
Our results for the first six months of fiscal 2011 were negatively impacted by severe winter weather and a decrease in housing starts when compared to the first six months of fiscal 2010. The higher number of housing starts in the first six months of 2010 was due in part to the effect of the housing tax credit expiration which expired in April of 2010. The reductions in volume and operating income have not resulted in impairment indictors of a magnitude that would result in reductions to our January 1, 2011 projected undiscounted cash flows, which exceeded our carrying value in all cases during the performance of our January 1, 2011 impairment analysis.
During the first quarter of fiscal 2011 our Newtown, CT facility was damaged due to severe winter weather. As a result of this damage we recognized an impairment of approximately $1.0 million related to the damaged building, a loss related to the insurance deductible of $0.1 million and an insurance recovery of $1.0 million in selling, general and administrative expenses during the first quarter. During the second quarter of fiscal 2011 we recognized approximately $1.9 million of impairment related to damaged inventory and a corresponding insurance recovery of the same amount in selling, general and administrative expenses. The net impact to selling, general and administrative expenses for the six month period ended July 2, 2011 was a loss of $0.1 million, which represents the amount of our insurance deductible. We recorded the recovery of such losses at the time that the minimum expected proceeds under our insurance policy became probable and estimable.
Self-Insurance
It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $0.8 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At July 2, 2011 and January 1, 2011, the self-insurance reserves totaled $8.1 million and $7.6 million, respectively.
3. Restructuring Charges
We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e. the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on current market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first six months of fiscal 2011 and the first six months of fiscal 2010, and “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets at July 2, 2011 and January 1, 2011.

We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first six months of fiscal 2011 and the first six months of fiscal 2010, and in “Accrued compensation” on the Consolidated Balance Sheets for the periods ended July 2, 2011 and January 1, 2011.
2007 Facility Consolidation and Severance Costs
During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings and reduction in force initiatives which resulted in charges of $17.1 million during the fourth quarter of fiscal 2007. As of July 2, 2011 and January 1, 2011, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.
The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the second quarter of fiscal 2011 (in thousands):

Balance at April 2, 2011	$9,821
Payments	(537)
Accretion of liability	132

Balance at July 2, 2011	$9,416

The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first six months of fiscal 2011 (in thousands):

Balance at January 1, 2011	$10,227
Payments	(1,074)
Accretion of liability	263

Balance at July 2, 2011	$9,416

2008 Facility Consolidation and Severance Costs
During fiscal 2008, our board of directors approved a plan to exit our custom milling operations in California primarily due to the impact of unfavorable market conditions on that business. The closure of the custom milling facilities resulted in facility consolidation charges of $2.0 million and severance and outplacement costs of $1.0 million. In addition, we executed other reduction in force initiatives which resulted in $4.2 million of severance. At July 2, 2011 and January 1, 2011, there was no remaining severance reserve.
The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the second quarter of fiscal 2011 (in thousands):

Balance at April 2, 2011	$40
Payments	(76)
Sublease income	46

Balance at July 2, 2011	$10

The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first six months of fiscal 2011 (in thousands):

Balance at January 1, 2011	$72
Payments	(152)
Sublease income	90

Balance at July 2, 2011	$10

2009 Facility Consolidations and Severance Costs
During fiscal 2009, we exited our BlueLinx Hardwoods facility in Austin, Texas to improve overall effectiveness and efficiency by consolidating these operations with our San Antonio and Houston branches. Our exit of the Austin facility resulted in a facility consolidation charge of $0.7 million. In May of 2011, we terminated the lease via a termination payment of $0.4 million. In addition, we recorded severance charges related to reduction in force initiatives of $1.8 million. There were no facility or severance reserves remaining as of July 2, 2011.
The table below summarizes the balances of the accrued facility consolidation and the changes in the accruals for the second quarter of fiscal 2011 (in thousands):

Balance at April 2, 2011	$484
Assumption Changes	(99)
Payments	(385)

Balance at July 2, 2011	$0

The table below summarizes the balances of the accrued facility consolidation and the changes in the accruals for the first six months of fiscal 2011 (in thousands):

Balance at January 1, 2011	$523
Assumption Changes	(95)
Payments	(428)

Balance at July 2, 2011	$0

2010 Severance Costs
During fiscal 2010, we had certain reduction in force activities, which resulted in severance charges of $1.1 million.
The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for the second quarter of fiscal 2011 (in thousands):

Balance at April 2, 2011	$486
Assumption Changes	(191)
Payments	(103)

Balance at July 2, 2011	$192

The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for the first six months of fiscal 2011 (in thousands):

Balance at January 1, 2011	$777
Assumption Changes	(254)
Payments	(331)

Balance at July 2, 2011	$192

2011 Severance Costs
During fiscal 2011, we had certain reduction in force activities, which resulted in severance charges of $0.5 million.
The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for the second quarter of fiscal 2011 (in thousands):

Balance at April 2, 2011	$21
Charges	345
Payments	(258)

Balance at July 2, 2011	$108

The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for the first six months of fiscal 2011 (in thousands):

Balance at January 1, 2011	$—
Charges	461
Payments	(353)

Balance at July 2, 2011	$108

4. Assets Held for Sale and Net Gain on Disposition
As part of our restructuring efforts to improve our cost structure and cash flow, we closed certain facilities and designated them as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of July 2, 2011 and January 1, 2011, total assets held for sale were $2.2 million and $1.6 million respectively, and were included in “Other current assets” in our Consolidated Balance Sheets. During the first six months of fiscal 2011, we sold certain real properties held for sale that resulted in a $7.2 million gain recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations. All of this activity occurred during the first quarter of 2011. We continue to actively market the remaining properties that are held for sale. Due to the fact that, as of July 2, 2011 the remaining properties are all primarily land, depreciation expense is not materially impacted.
5. Comprehensive Loss
The calculation of comprehensive loss is as follows (in thousands):

	Second Quarter
	Period from	Period from
	April 3, 2011	April 4, 2010
	to	to
	July 2, 2011	July 3, 2010
Net loss	$(9,781)	$(3,407)
Other comprehensive (loss) income:
Foreign currency translation	54	(742)
*Unrealized gain from cash flow hedge, net of taxes	—	324

Comprehensive loss	$(9,727)	$(3,825)

	Six Months Ended
	Period from	Period from
	January 2, 2011	January 3, 2010
	to	to
	July 2, 2011	July 3, 2010
Net loss	$(22,107)	$(18,146)
Other comprehensive income:
Foreign currency translation	351	345
*Unrealized gain from cash flow hedge, net of taxes	234	649

Comprehensive loss	$(21,522)	$(17,152)

*	For the second quarter of fiscal 2011 and for the first six months of fiscal 2011, the income tax expense related to our interest rate swap was $0.0 million and $0.2 million, respectively. For the second quarter of fiscal 2010 and the first six months of fiscal 2010, the income tax expense related to our interest rate swap was $0.2 million and $0.4 million, respectively.

6. Employee Benefits
Defined Benefit Pension Plans
Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We are required to make a $3.3 million contribution to the hourly pension plan in fiscal 2011, all of which will be funded through a pre-funded balance. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.
Net periodic pension cost for our pension plans included the following (in thousands):

	Second Quarter
	Period from April 3,	Period from April 4,
	2011 to July 2, 2011	2010 to July 3, 2010

Service cost	$523	$498
Interest cost on projected benefit obligation	1,152	1,186
Expected return on plan assets	(1,376)	(1,232)
Amortization of unrecognized loss	145	123

Net periodic pension cost	$444	$575

	Six Months Ended
	Period from January 2,	Period from January 3,
	2011 to July 2, 2011	2010 to July 3, 2010

Service cost	$1,046	$996
Interest cost on projected benefit obligation	2,304	2,372
Expected return on plan assets	(2,753)	(2,464)
Amortization of unrecognized loss	290	246

Net periodic pension cost	$887	$1,150

7. Revolving Credit Facility
As of July 2, 2011, we had outstanding borrowings of $188.9 million and excess availability of $94.0 million under the terms of our revolving credit facility. The interest rate on the revolving credit facility was 4.3% at July 2, 2011. As of July 2, 2011 and January 1, 2011, we had outstanding letters of credit totaling $2.5 million and $5.9 million, respectively, primarily for the purposes of securing collateral requirements under the interest rate swap (which was terminated in March of 2011), casualty insurance programs and for guaranteeing lease and certain other obligations.
On July 7, 2010, we reached an agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and the other signatories to our existing revolving credit facility, dated August 4, 2006, as amended, to amend the terms thereof. This amendment extends the date of final maturity of the facility to January 7, 2014 and decreases the maximum availability under the agreement from $500 million to $400 million. This decrease does not impact our current available borrowing capacity under the amended revolving credit facility since the borrowing base, which is based on eligible accounts receivable and inventory, currently permits less than $400 million in revolving credit facility borrowings. This amendment also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million. As a result of reducing our maximum borrowing capacity from $500 million to $400 million, we recorded expense of $0.2 million in fiscal 2010 for the write-off of the old debt issuance costs associated with the reduction in borrowing capacity. We also incurred $6.5 million in new debt issuance costs, which we capitalized and will continue to amortize to interest expense over the renewed debt term.

As of July 2, 2011, under the amended agreement, our revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base or $60.0 million (subject to increase to $75.0 million if we exercise the uncommitted accordion credit facility in full) (the “Excess Availability Threshold”). The fixed charge ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our amended revolving credit facility is less than the Excess Availability Threshold for three consecutive business days. As of July 2, 2011 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants. We had $94.0 and $103.4 million of availability as of July 2, 2011 and January 1, 2011, respectively. Our lowest level of fiscal month end availability in the last three years was $94.0 million as of July 2, 2011. We do not anticipate our excess availability in fiscal 2011 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold for more than three consecutive business days, however, we would not meet the required fixed charge ratio with our current operating results. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than the Excess Availability Threshold, excluding unrestricted cash, for three consecutive business days or in the event of default. Our amended revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement. On May 11, 2011, we entered into an amendment to our revolving credit facility that revises certain of the covenants described in this paragraph, which amendment became effective subsequent to the fiscal quarter ended July 2, 2011. Refer to Footnote 13, Subsequent Events for additional discussion of this amendment.
On June 24, 2011, we commenced a rights offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. In conjunction with the rights offering, we entered into an investment agreement with Cerberus ABP Investor LLC, which beneficially owns approximately 55% of our common stock before giving effect to the rights offering, to backstop the rights offering, subject to certain conditions, by purchasing shares of common stock that related to any rights that remained unexercised at the expiration of the rights offering. The rights offering, which expired on July 22, 2011, was fully subscribed and resulted in gross proceeds of approximately $60 million. The majority of the gross proceeds from the rights offering of approximately $56 million were used to pay down the revolving credit facility. We accounted for the rights issued as a component of additional paid in capital as they were indexed to the Company’s equity and there were no net cash settlement provisions.
As of July 2, 2011, our current maturities of long-term debt related to the revolving credit facility totaled $110.6 million and $78.3 million, respectively. As indicated above, the majority of the proceeds from the rights offering were used to pay down a large portion of the revolving credit facility balance classified as current, subsequent to the fiscal quarter ended July 2, 2011. A payment on the revolving credit facility of $50.0 million was made on July 29, 2011 and an additional payment of $6.0 million was made on August 1, 2011. The remaining current maturities of long-term debt related to the revolving credit facility will be funded through seasonal working capital reductions.
We believe that amounts available from our revolving credit facility and other sources are sufficient to fund our routine operations and capital requirements for the next twelve months. If economic conditions, especially those related to the housing market, do not improve, we may need to seek additional sources of capital to support our operations.
8. Mortgage
On June 9, 2006, certain special purpose entities that are wholly-owned subsidiaries of ours entered into a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 55 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wachovia Bank, National Association and both lenders securitized their Notes in separate commercial mortgage backed securities pools in 2006. Subsequent to the quarter ended July 2, 2011, an amendment to the above agreement was executed. Refer to Footnote 13 Subsequent Events for additional discussion of this amendment.
The mortgage loan requires interest-only payments through June 2011. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2011	$39,572	*
2012	2,658
2013	2,881
2014	3,072
2015	3,018
Thereafter	234,211

*	Payment of $38.3 million was made subsequent to the fiscal quarter ended July 2, 2011, utilizing cash held in escrow.
Subsequent to the fiscal quarter ended July 2, 2011, we entered into an amendment to the mortgage as described below in Footnote 13 Subsequent Events.

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
On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap was terminated in March of 2011. The interest rate swap had a notional amount of $150.0 million and the terms called for us to receive interest monthly at a variable rate equal to the 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap was designated as a cash flow hedge.
During fiscal 2009, we reduced our borrowings under the revolving credit facility by $100.0 million, which reduced outstanding debt below the interest rate swap’s notional amount of $150.0 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. As a result, changes in the fair value of the instrument were recorded through earnings from the point in time that the revolving credit facility balance was reduced below the interest rate swap’s notional amount of $150.0 million, which was during the first quarter of fiscal 2009. The remaining accumulated other comprehensive income was amortized over the life of the interest rate swap to interest expense.
Changes associated with the ineffective interest rate swap recognized in the Consolidated Statements of Operations for the period from January 1, 2011 to July 2, 2011 was approximately $1.8 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.4 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero. Due to the termination of the swap in the first quarter of 2011, there was no such activity for the quarter ended July 2, 2011. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statements of Operations for the period from January 3, 2010 to July 3, 2010 were approximately $2.1 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $1.1 million offset by income of $3.1 million related to current year changes in the fair value of the ineffective interest rate swap liability. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statements of Operations for the period April 4, 2010 to July 3, 2010 were approximately $1.3 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $0.5 million offset by income of $1.8 million related to current year changes in the fair value of the ineffective interest rate swap liability.
The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of July 2, 2011 (in thousands):

Balance at January 1, 2011	$444
Amortization of accumulated other comprehensive loss recorded to interest expense	(444)

Balance at July 2, 2011	$—

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

We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest rate fluctuations through the use of an interest rate swap. This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. The swap is valued using a valuation model that has inputs other than quoted market prices that are both observable and unobservable. The interest rate swap was terminated in March of fiscal 2011.
The following table presents a reconciliation of the level 3 interest rate swap liability measured at fair value on a recurring basis as of July 2, 2011 (in thousands):

Fair value at January 1, 2011	$(2,195)
Realized gains included in earnings, net	2,195

Fair value at July 2, 2011	$—

The $2.2 million realized gain is included in “Changes associated with ineffective interest rate swap” in the Consolidated Statements of Operations for the six month period ended July 2, 2011.
Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. Assumptions critical to our fair value in the period were present value factors used in determining fair value and an interest rate. At July 2, 2011, the carrying value and fair value of our mortgage was $285.7 million and $276.7 million, respectively.
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
On April 26, 2011, we entered into an investment agreement with Cerberus ABP Investor LLC (“Cerberus”) in connection with our rights offering, which expired on July 22, 2011. Pursuant to the investment agreement, Cerberus agreed to purchase from us, unsubscribed shares of our common stock, after the other stockholders had exercised their basic subscription rights and over-subscription privileges in connection with the rights offering, such that gross proceeds of the rights offering would be no less than $60.0 million. The price per share paid by Cerberus for such common stock under the investment agreement was equal to the subscription price paid in the rights offering by all stockholders. As a result of the rights offering, Cerberus purchased only its pro rata share of the common stock issued in the rights offering.
12. Commitments and Contingencies
Legal Proceedings
During the first six months of fiscal 2011, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

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
Collective Bargaining Agreements
As of July 2, 2011, approximately 30% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 8% of our work force have expired or will expire within one year.
13. Subsequent Events
On May 10, 2011, we entered into an amendment to our revolving credit facility, which became effective on July 29, 2011, following the successful completion of the rights offering (see Footnote 7 Revolving Credit Facility for more information regarding the rights offering). The amendment to the revolving credit facility (i) reduced the excess liquidity we are required to maintain under the revolving credit facility to the greater of $35 million or the amount equal to 15% of the lesser of our borrowing base or $400 million, (ii) increased the amount of our accounts receivable included in the calculation of the borrowing base to 87.5%, (iii) increased the applicable percentage of the liquidation value of our inventory included in the calculation of the borrowing base to 90% for the periods January to March 2012 and January to March 2013, subject to specified EBITDA targets, (iv) included in the calculation of our excess liquidity certain cash on the balance sheet and subject to a deposit account control agreement, and (v) decreased the amount of excess liquidity we are required to maintain in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures under the revolving credit facility to the greater of $30 million or the amount equal to 15% of the lesser of our borrowing base or $400 million.
On July 14, 2011, we entered into an amendment to the mortgage which (i) eliminated the requirement to obtain lender approval for any transfer of equity interests that would reduce Cerberus ABP Investor LLC’s ownership in the Company and certain of our subsidiaries, directly or indirectly, to less than 51%, (ii) provided for the immediate prepayment of $38.3 million of the indebtedness under the mortgage without incurring a prepayment premium from funds currently held as collateral under the mortgage and, if certain conditions are met, will allow for an additional prepayment on or after July 30, 2014 from funds held as collateral without incurrence of a prepayment premium, (iii) allow us, at the lenders’ reasonable discretion, to use a portion of the cash held as collateral under the mortgage for specified alterations, repairs, replacements and other improvements to the mortgaged properties, and (iv) in the event certain financial conditions are met and the Company extends the Amended and Restated Master Lease by and among certain of our subsidiaries with respect to properties covered by the mortgage for an additional five years, we may request the lenders to disburse to the Company a portion of the cash held as collateral under the mortgage.
On July 22, 2011, the unexercised rights issued in connection with our rights offering, commenced on June 24, 2011, expired. As of that date, the rights offering was fully subscribed and, as a result, the backstop provisions with Cerberus, described in Footnote 7, were not utilized. We received cash proceeds of approximately $60 million, and issued 28.6 million shares of common stock on July 28, 2011. We used approximately $56 million of the gross proceeds from the rights offering to repay outstanding amounts under the revolving credit facility.
We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.
14. Unaudited Supplemental Consolidating Financial Statements
The condensed consolidating financial information as of July 2, 2011 and January 1, 2011 and for the second quarters and first half of fiscal 2011 and fiscal 2010 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended January 1, 2011, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are sixty-two single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from April 3, 2011 to July 2, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$500,810	$7,429	$(7,429)	$500,810
Cost of sales	—	443,165	—	—	443,165

Gross profit	—	57,645	7,429	(7,429)	57,645

Operating expenses:
Selling, general and administrative	1,387	62,822	—	(7,429)	56,780
Depreciation and amortization	—	1,663	961	—	2,624

Total operating expenses	1,387	64,485	961	(7,429)	59,404

Operating (loss) income	(1,387)	(6,840)	6,468	—	(1,759)
Non-operating expenses:
Interest expense	—	2,980	4,750	—	7,730
Changes associated with ineffective interest rate swap	—	—	—	—	—
Other (income) expense, net	—	133	1	—	134

(Loss) income before (benefit from) provision for income taxes	(1,387)	(9,953)	1,717	—	(9,623)
(Benefit from) provision for income taxes	706	122	(670)	—	158
Equity in loss of subsidiaries	(7,688)	—	—	7,688	—

Net (loss) income	$(9,781)	$(10,075)	$2,387	$7,688	$(9,781)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from April 4, 2010 to July 3, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$540,781	$7,456	$(7,456)	$540,781
Cost of sales	—	476,662	—	—	476,662

Gross profit	—	64,119	7,456	(7,456)	64,119

Operating expenses:
Selling, general and administrative	1,561	62,939	45	(7,456)	57,089
Depreciation and amortization	—	2,473	961	—	3,434

Total operating expenses	1,561	65,412	1,006	(7,456)	60,523

Operating (loss) income	(1,561)	(1,293)	6,450	—	3,596
Non-operating expenses:
Interest expense	—	3,447	4,758	—	8,205
Changes associated with ineffective interest rate swap	—	(1,256)	—	—	(1,256)
Other (income) expense, net	—	(48)	66	—	18

(Loss) income before (benefit from) provision for income taxes	(1,561)	(3,436)	1,626	—	(3,371)
(Benefit from) provision for income taxes	(630)	32	634	—	36
Equity in loss of subsidiaries	(2,476)	—	—	2,476	—

Net (loss) income	$(3,407)	$(3,468)	$992	$2,476	$(3,407)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 2, 2011 to July 2, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$891,414	$14,857	$(14,857)	$891,414
Cost of sales	—	787,500	—	—	787,500

Gross profit	—	103,914	14,857	(14,857)	103,914

Operating expenses:
Selling, general and administrative	3,005	124,301	(7,222)	(14,857)	105,227
Depreciation and amortization	—	3,647	1,914	—	5,561

Total operating expenses	3,005	127,948	(5,308)	(14,857)	110,788

Operating (loss) income	(3,005)	(24,034)	20,165	—	(6,874)
Non-operating expenses:
Interest expense	—	7,292	9,499	—	16,791
Changes associated with the ineffective interest rate swap	—	(1,751)	—	—	(1,751)
Other expense, net	—	155	(6)	—	149

(Loss) income before (benefit from) provision for income taxes	(3,005)	(29,730)	10,672	—	(22,063)
(Benefit from) provision for income taxes	(3,481)	(637)	4,162	—	44
Equity in loss of subsidiaries	(22,583)	—	—	22,583	—

Net (loss) income	$(22,107)	$(29,093)	$6,510	$22,583	$(22,107)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 3, 2010 to July 3, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$971,831	$14,912	$(14,912)	$971,831
Cost of sales	—	855,434	—	—	855,434

Gross profit	—	116,397	14,912	(14,912)	116,397

Operating expenses:
Selling, general and administrative	3,456	124,969	90	(14,912)	113,603
Depreciation and amortization	—	5,257	1,921	—	7,178

Total operating expenses	3,456	130,226	2,011	(14,912)	120,781

Operating (loss) income	(3,456)	(13,829)	12,901	—	(4,384)
Non-operating expenses:
Interest expense	—	6,013	9,507	—	15,520
Changes associated with the ineffective interest rate swap	—	(2,061)	—	—	(2,061)
Other expense, net	—	214	37	—	251

(Loss) income before (benefit from) provision for income taxes	(3,456)	(17,995)	3,357	—	(18,094)
(Benefit from) provision for income taxes	(1,318)	61	1,309	—	52
Equity in loss of subsidiaries	(16,008)	—	—	16,008	—

Net (loss) income	$(18,146)	$(18,056)	$2,048	$16,008	$(18,146)

The consolidating balance sheet for BlueLinx Holdings Inc. as of July 2, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$90	$6,019	$—	$—	$6,109
Receivables	—	205,735	—	—	205,735
Inventories	—	212,654	—	—	212,654
Deferred income tax assets	—	59	—	—	59
Other current assets	1,955	20,306	40,641	—	62,902

Intercompany receivable	59,169	10,287	2,637	(72,093)	—

Total current assets	61,214	455,060	43,278	(72,093)	487,459

Property and equipment:
Land and land improvements	—	3,021	48,947	—	51,968
Buildings	—	9,737	87,954	—	97,691
Machinery and equipment	—	74,495	—	—	74,495
Construction in progress	—	1,027	—	—	1,027

Property and equipment, at cost	—	88,280	136,901	—	225,181
Accumulated depreciation	—	(68,271)	(27,714)	—	(95,985)

Property and equipment, net	—	20,009	109,187	—	129,196
Investment in subsidiaries	(67,763)	—	—	67,763	—
Non-current deferred income tax assets	—	—	—	—	—

Other non-current assets	—	18,472	141	—	18,613

Total assets	$(6,549)	$493,541	$152,606	$(4,330)	$635,268

Liabilities:
Current liabilities:
Accounts payable	$203	$95,119	$—	$—	95,322
Bank overdrafts	—	28,798	—	—	28,798
Accrued compensation	20	5,382	—	—	5,402

Current maturities of long-term debt	—	110,584	40,923	—	151,507
Other current liabilities	811	12,883	1,244	—	14,938
Intercompany payable	11,807	60,286	—	(72,093)	—

Total current liabilities	12,841	313,052	42,167	(72,093)	295,967

Non-current liabilities:
Long-term debt	—	78,326	244,746	—	323,072
Non-current deferred income tax liabilities	—	107	—	—	107
Other non-current liabilities	3	35,511	—	—	35,514

Total liabilities	12,844	426,996	286,913	(72,093)	654,661

Stockholders’ (Deficit) Equity/Parent’s Investment	(19,393)	66,545	(134,307)	67,763	(19,392)

Total liabilities and equity	$(6,549)	$493,541	$152,606	$(4,330)	$635,268

The consolidating balance sheet for BlueLinx Holdings Inc. as of January 1, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$384	$13,913	$—	$—	$14,297
Receivables	—	119,202	—	—	119,202
Inventories	—	188,250	—	—	188,250
Deferred income tax assets, current	—	143	—	—	143
Other current assets	669	20,500	1,599	—	22,768
Intercompany receivable	57,208	8,759	—	(65,967)	—

Total current assets	58,261	350,767	1,599	(65,967)	344,660

Property and equipment:
Land and land improvements	—	3,027	49,513	—	52,540
Buildings	—	8,069	88,651	—	96,720
Machinery and equipment	—	70,860	—	—	70,860
Construction in progress	—	2,028	—	—	2,028

Property and equipment, at cost	—	83,984	138,164	—	222,148

Accumulated depreciation	—	(65,564)	(26,953)	—	(92,517)

Property and equipment, net	—	18,420	111,211	—	129,631
Investment in subsidiaries	(47,943)	—	—	47,943	—
Other non-current assets	—	19,602	31,126	—	50,728

Total assets	$10,318	$388,789	$143,936	$(18,024)	$525,019

Liabilities:
Current liabilities:
Accounts payable	$59	$62,768	$—	$—	62,827
Bank overdrafts	—	23,089	—	—	23,089
Accrued compensation	—	4,594	—	—	4,594

Current maturities of long-term debt	—	—	1,190	—	1,190

Other current liabilities	—	15,065	483	1,244	16,792
Intercompany payable	9,264	57,947	—	(67,211)	—

Total current liabilities	9,323	163,463	1,673	(65,967)	108,492

Non-current liabilities:
Long-term debt	—	97,200	284,479	—	381,679
Non-current deferred income tax liabilities	—	192	—	—	192
Other non-current liabilities	4	33,661	—	—	33,665

Total liabilities	9,327	294,516	286,152	(65,967)	524,028

Stockholders’ Equity (Deficit)/Parent’s Investment	991	94,273	(142,216)	47,943	991

Total liabilities and equity	$10,318	$388,789	$143,936	$(18,024)	$525,019

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 2, 2011 to July 2, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(22,107)	$(29,093)	$6,510	$22,583	$(22,107)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	3,647	1,914	—	5,561
Amortization of debt issuance costs	—	1,094	—	—	1,094
Gain from the sale of properties	—	—	(7,222)	—	(7,222)
Changes associated with the ineffective interest rate swap	—	(1,751)	—	—	(1,751)
Deferred income tax benefit	—	(214)	—	—	(214)
Share-based compensation expense	—	1,137	—	—	1,137
Decrease (increase) in restricted cash	—	432	—	—	432
Equity in earnings of subsidiaries	22,583	—	—	(22,583)	—
Changes in assets and liabilities:
Receivables	—	(86,533)	—	—	(86,533)
Inventories	—	(24,404)	—	—	(24,404)
Accounts payable	123	32,352	20	—	32,495
Changes in other working capital	(452)	566	(208)	(1,244)	(1,338)
Intercompany receivable	(1,961)	(1,528)	(1,519)	5,008	—
Intercompany payable	2,543	2,339	(1,118)	(3,764)	—
Other	17	(458)	2,245	—	1,804

Net cash provided by (used in) operating activities	746	(102,414)	622	—	(101,046)

Cash flows from investing activities:
Investment in subsidiaries	(1,040)	—	1,040	—	—
Property, plant and equipment investments	—	(2,702)	(2,818)	—	(5,520)
Proceeds from disposition of assets	—		8,971	—	8,971

Net cash (used in) provided by investing activities	(1,040)	(2,702)	7,193	—	3,451

Cash flows from financing activities:
Net transactions with Parent	—	—	—	—	—
Repurchase of common stock	—	—	—	—
Increase in revolving credit facility	—	91,710	—	—	91,710
Payments on capital lease obligations	—	(197)	—	—	(197)
Increase in bank overdrafts	—	5,709	—	—	5,709
Increase in restricted cash related to the mortgage	—	—	(7,815)	—	(7,815)
Intercompany receivable	—	—	—	—	—
Intercompany payable	—	—	—	—	—
Other		—	—	—

Net cash provided by (used in) financing activities	—	97,222	(7,815)	—	89,407

Decrease in cash	(294)	(7,894)	—	—	(8,188)
Balance, beginning of period	384	13,913	—	—	14,297

Balance, end of period	$90	$6,019	$—	$—	$6,109

Noncash transactions
Capital leases	$—	$2,544	$—	$—	$2,544

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 3, 2010 to July 3, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(18,146)	$(18,056)	$2,048	$16,008	$(18,146)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	5,254	1,924	—	7,178
Amortization of debt issuance costs	—	43	336	—	379
Payments from terminating the Georgia-Pacific supply agreement	—	4,706	—	—	4,706
Changes associated with the ineffective interest rate swap	—	(2,061)	—	—	(2,061)
Deferred income tax benefit	—	(414)	—	—	(414)
Share-based compensation expense	910	1,059	—	—	1,969
Decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	—	5,607	—	—	5,607
Equity in earnings of subsidiaries	16,008	—	—	(16,008)	—
Changes in assets and liabilities:
Receivables	—	(82,222)	—	—	(82,222)
Inventories	—	(52,973)	—	—	(52,973)
Accounts payable	4	38,856	—	—	38,860
Changes in other working capital	246	19,503	(1,211)	—	18,538
Intercompany receivable	10,376	(471)	—	(9,905)	—
Intercompany payable	(1,937)	(9,433)	1,465	9,905	—
Other	(14)	(2,253)	(28)	—	(2,295)

Net cash provided by (used in) operating activities	7,447	(92,855)	4,534	—	(80,874)

Cash flows from investing activities:
Investment in subsidiaries	(2,123)	—	—	2,123	—
Property, plant and equipment investments	—	(1,263)	—	—	(1,263)
Proceeds from disposition of assets	—	656	—	—	656

Net cash (used in) provided by investing activities	(2,123)	(607)	—	2,123	(607)

Cash flows from financing activities:
Net transactions with Parent	—	—	2,123	(2,123)	—
Repurchase of common stock	(583)	—	—	—	(583)
Increase in revolving credit facility	—	68,687	—	—	68,687
Payments on capital lease obligations	—	(473)	—	—	(473)
Increase in bank overdrafts	—	9,880	—	—	9,880
Increase in restricted cash related to the mortgage	—	—	(6,581)	—	(6,581)
Debt financing costs	—	(43)	(48)	—	(91)
Intercompany receivable	(4,716)	—	—	4,716	—
Intercompany payable	—	4,716	—	(4,716)	—
Other	6	—	—	—	6

Net cash (used in) provided by financing activities	(5,293)	82,767	(4,506)	(2,123)	70,845

Increase (decrease) in cash	31	(10,695)	28	—	(10,636)
Balance, beginning of period	32	29,129	296	—	29,457

Balance, end of period	$63	$18,434	$324	$—	$18,821

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Background
We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of approximately 60 distribution centers which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 38% of our second quarter of fiscal 2011 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 62% of our second quarter of fiscal 2011 gross sales.
Industry Conditions
As noted above, we operate in a changing environment in which new risks can emerge from time to time. A number of factors cause our results of operations to fluctuate from period to period. Many of these factors are seasonal or cyclical in nature. Conditions in the United States housing market are at historically low levels. Our operating results have declined during the past several years as they are closely tied to U.S. housing starts. Additionally, the mortgage markets have experienced substantial disruption due to the number of defaults in the market. This disruption and the related defaults have increased the inventory of homes for sale and also have caused lenders to tighten mortgage qualification criteria which further reduces demand for new homes. We expect the downturn in new housing activity will continue to negatively impact our operating results for the foreseeable future. We continue to prudently manage our inventories, receivables and spending in this environment. However, along with many forecasters, we believe U.S. housing demand will improve in the long term based on population demographics and a variety of other factors.
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
The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the second quarter of fiscal 2011, the second quarter of fiscal 2010, the first six months of fiscal 2011, the first six months of fiscal 2010, fiscal 2010 and fiscal 2009.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2011	Q2 2010	2011 YTD	2010 YTD	2010	2009
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products	$194	$265	$355	$469	$838	$738
Specialty Products	317	286	552	519	1,005	948
Other(1)	(10)	(10)	(16)	(16)	(39)	(40)

Total Sales	$501	$541	$891	$972	$1,804	$1,646

Sales Variances
Unit Volume $ Change	$(3)	$51	$(23)	$57	$36	$(1,036)
Price/Other(1)	(37)	66	(58)	84	122	(98)

Total $ Change	$(40)	$117	$(81)	$141	$158	$(1,134)

Unit Volume % Change	(0.5)%	11.9%	(2.4)%	6.7%	2.2%	(36.6)%
Price/Other(1)	(6.7)%	15.8%	(5.8)%	10.3%	7.4%	(4.2)%

Total % Change	(7.2)%	27.7%	(8.2)%	17.0%	9.6%	(40.8)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, in each case for the second quarter of fiscal 2011, the second quarter of fiscal 2010, the first six months of fiscal 2011, the first six months of fiscal 2010, fiscal 2010 and fiscal 2009.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2011	Q2 2010	2011 YTD	2010 YTD	2010	2009
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products	$17	$24	$34	$46	$77	$73
Specialty Products	46	44	79	77	148	132
Other (1)	(5)	(4)	(9)	(7)	(14)	(12)

Total Gross Margin $’s	$58	$64	$104	$116	$211	$193

Gross Margin %’s by Category
Structural Products	8.8%	9.1%	9.6%	9.8%	9.1%	9.9%
Specialty Products	14.5%	15.4%	14.3%	14.8%	14.7%	13.9%
Total Gross Margin %’s	11.5%	11.9%	11.7%	12.0%	11.7%	11.7%
Unit Volume Change by Product
Structural Products	(18.9)%	9.7%	(21.6)%	5.0%	(2.5)%	(40.3)%
Specialty Products	16.5%	13.5%	15.0%	8.0%	5.7%	(32.8)%
Total Change in Unit Volume %’s	(0.5)%	11.9%	(2.4)%	6.7%	2.2%	(36.6)%

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the second quarter of fiscal 2011, the second quarter of fiscal 2010, the first six months of fiscal 2011, the first six months of fiscal 2010, fiscal 2010 and fiscal 2009.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2011	Q2 2010	2011 YTD	2010 YTD	2010	2009
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$400	$423	$708	$758	$1,429	$1,251
Direct	111	128	199	230	414	435
Other(1)	(10)	(10)	(16)	(16)	(39)	(40)

Total	$501	$541	$891	$972	$1,804	$1,646

Gross Margin by Channel
Warehouse/Reload	$55	$60	$100	$111	$201	$177
Direct	8	8	13	12	24	28
Other(1)	(5)	(4)	(9)	(7)	(14)	(12)

Total	$58	$64	$104	$116	$211	$193

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q2 2011	Q2 2010	2011 YTD	2010 YTD	2010	2009
	(Dollars in millions)
	(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	13.8%	14.2%	14.1%	14.6%	14.1%	14.1%
Direct	7.2%	6.3%	6.5%	5.2%	5.8%	6.4%
Total	11.5%	11.9%	11.7%	12.0%	11.7%	11.7%

(1)	“Other” includes unallocated allowances and adjustments.

Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2011 and fiscal year 2010 each contain 52 weeks.
Results of Operations
Second Quarter of Fiscal 2011 Compared to Second Quarter of Fiscal 2010
The following table sets forth our results of operations for the second quarter of fiscal 2011 and second quarter of fiscal 2010.

		% of		% of
	Second Quarter of	Net	Second Quarter of	Net
	Fiscal 2011	Sales	Fiscal 2010	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$500,810	100.0%	$540,781	100.0%
Gross profit	57,645	11.5%	64,119	11.9%
Selling, general and administrative	56,780	11.3%	57,089	10.6%
Depreciation and amortization	2,624	0.5%	3,434	0.6%

Operating (loss) income	(1,759)	(0.4%)	3,596	0.7%
Interest expense	7,730	1.5%	8,205	1.5%
Changes associated with the ineffective interest rate swap	—	0.0%	(1,256)	(0.2)%
Other expense, net	134	0.0%	18	0.0%

Loss before provision for income taxes	(9,623)	(1.9)%	(3,371)	(0.6)%
Provision for income taxes	158	0.0%	36	0.0%

Net loss	$(9,781)	(2.0)%	$(3,407)	(0.6)%

Net sales. For the second quarter of fiscal 2011, net sales decreased by 7.4%, or $40.0 million, to $500.8 million. Sales during the quarter were negatively impacted by a decrease in housing starts and a reduction in sales volume. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) increased by $30.6 million, or 10.7%, compared to the second quarter of fiscal 2010, primarily due to an increase in specialty unit volume of 16.5%, partially offset by a decrease in specialty products prices of 5.9%. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $71.8 million, or 27.0% from a year ago, primarily as a result of a decrease in unit volume of 18.9% and a decrease in structural product prices of 8.2%.
Gross profit. Gross profit for the second quarter of fiscal 2011 was $57.6 million, or 11.5% of sales, compared to $64.1 million, or 11.9% of sales, in the prior year period. The decrease in gross profit dollars compared to the second quarter of fiscal 2010 was driven primarily by a decrease in structural product volumes of 18.9%, due to the Company’s efforts to manage gross margin under commodity pricing pressure coupled with the expiration of the housing credit in April 2010. The decrease in structural volumes was offset by an increase in specialty product volumes of 16.5%. The gross margin percentage decreased by 40 basis points to 11.5% primarily due to a shift from the warehouse channel to the reload channel and lower prices, which were temporarily inflated in the year-ago period due to the Chilean earthquake.
Selling , general, and administrative expenses. Selling, general and administrative expenses were $56.8 million, or 11.3% of net sales, for the second quarter of fiscal 2011, compared to $57.1 million, or 10.6% of net sales, a $0.3 million decrease compared to the second quarter of fiscal 2010. This decrease is primarily due to the reduction in variable compensation of $0.9 million and a gain on sales of assets of $0.5 million, partially offset by a $1.1 million increase in fuel expense.
Depreciation and amortization. Depreciation and amortization expense totaled $2.6 million for the second quarter of fiscal 2011, compared to $3.4 million for the second quarter of fiscal 2010. The $0.8 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2011 coupled with capital expenditures not keeping pace with our historical purchase levels of property and equipment and sales of certain depreciable assets during the current period.
Operating (loss) income. Operating loss for the second quarter of fiscal 2011 was $(1.8) million, or (0.4)% of sales, compared to operating income of $3.6 million, or 0.7% of sales, in the second quarter of fiscal 2010, reflecting a decrease in gross profit dollars of $6.5 million, as a result of factors described above. This decrease is partially offset by a decrease in selling, general, and administrative expenses and depreciation of $0.3 million and $0.8 million, respectively.

Interest expense. Interest expense totaled $7.7 million for the second quarter of fiscal 2011 compared to $8.2 million for the second quarter of fiscal 2010. The $0.5 million decline is largely due to the termination of the ineffective interest rate swap in March of fiscal 2011, which eliminated related fees classified as interest expense of $1.9 million. This decrease was partially offset by a $0.2 million increase in amortization of debt issuance costs and a $1.2 million increase in interest expense incurred on the revolving credit facility. Interest expense included $0.7 million and $0.5 million of debt issue cost amortization for the second quarter of fiscal 2011 and the second quarter of fiscal 2010, respectively. During the second quarter of fiscal 2011, interest expense related to our revolving credit facility and mortgage was $2.4 million and $4.6 million, respectively. During the second quarter of fiscal 2010, interest expense related to our revolving credit facility and mortgage was $1.2 million and $4.6 million, respectively. See “Liquidity and Capital Resources” below for a description of amendments to both the revolving credit facility and the mortgage.
Changes associated with ineffective interest rate swap. The $1.3 million of income for the second quarter of fiscal 2010 is related to the ineffective interest rate swap which was terminated in March of fiscal 2011.
Provision for income taxes. The effective tax rate was (1.6)% and (1.1)% for the second quarter of fiscal 2011 and the second quarter of fiscal 2010, respectively. The unusual effective tax rate in both periods is driven by a full valuation allowance recorded against our second quarter federal and state benefit and tax expense related to gross receipts, Canadian and certain state taxes.
Net loss. Net loss for the second quarter of fiscal 2011 was $(9.8) million compared to a net loss of $(3.4) million for the second quarter of fiscal 2010 as a result of the above factors.
On a per-share basis, basic and diluted loss applicable to common stockholders for the second quarter of fiscal 2011 and for the second quarter of fiscal 2010 were each $(0.31) and $(0.11), respectively.
First Six Months of Fiscal 2011 Compared to First Six Months of Fiscal 2010
The following table sets forth our results of operations for the first six months of fiscal 2011 and the first six months of fiscal 2010.

		% of		% of
	First Six Months of	Net	First Six Months of	Net
	Fiscal 2011	Sales	Fiscal 2010	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$891,414	100.0%	$971,831	100.0%
Gross profit	103,914	11.7%	116,397	12.0%
Selling, general and administrative	105,227	11.8%	113,603	11.7%
Depreciation and amortization	5,561	0.6%	7,178	0.7%

Operating loss	(6,874)	(0.8)%	(4,384)	(0.5)%
Interest expense	16,791	1.9%	15,520	1.6%
Changes associated with the ineffective interest rate swap	(1,751)	(0.2)%	(2,061)	(0.2)%
Other expense, net	149	0.0%	251	0.0%

Loss before provision for income taxes	(22,063)	(2.5)%	(18,094)	(1.9)%
Provision for income taxes	44	0.0%	52	0.0%

Net loss	$(22,107)	(2.5)%	$(18,146)	(1.9)%

Net sales. For the first six months of fiscal 2011, net sales decreased by 8.2%, or $80.4 million, to $891.4 million. Sales during the first six months were negatively impacted by a decrease in housing starts and a decrease of 21.6% in structural product volumes. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) increased by $32.5 million or 6.3% compared to the first six months of fiscal 2010, reflecting a 15.0% increase in unit volume and a 8.8% decrease in prices. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $114.2 million, or 24.3% from a year ago, primarily due to a 21.6% decrease in unit volume and a 2.7% decrease in product prices.

Gross profit. Gross profit for the first six months of fiscal 2011 was $103.9 million, or 11.7% of sales, compared to $116.4 million, or 12.0% of sales, in the prior year period. The decrease in gross profit dollars compared to the first six months of fiscal 2010 was driven primarily by a decrease in structural unit volumes of 21.6%, due to the Company’s efforts to manage gross margin under commodity pricing pressure coupled with the expiration of the housing credit in April 2010. The gross margin percentage decreased by 30 basis points to 11.7% primarily due to a shift from the warehouse channel to the reload channel and lower prices, which were temporarily inflated in the year-ago period due to the Chilean earthquake.
Selling, general, and administrative. Selling, general and administrative expenses for the first six months of fiscal 2011 were $105.2 million, or 11.8% of net sales, compared to $113.6 million, or 11.7% of net sales, during the first six months of fiscal 2010. The decrease in selling, general, and administrative expenses was primarily due to inclusion of a $7.2 million gain on sale of real estate in the first six months of 2011.
Depreciation and amortization. Depreciation and amortization expense totaled $5.6 million for the first six months of fiscal 2011, compared with $7.2 million for the first six months of fiscal 2010. The $1.6 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2011 coupled with capital expenditures not keeping pace with our historical purchase levels of property and equipment. In addition, certain depreciating assets were sold during the current period.
Operating loss. Operating loss for the first six months of fiscal 2011 was $(6.9) million, or (0.8)% of sales, compared to $(4.4) million, or (0.5)% of sales, in the prior year period. The change in operating loss reflects a $12.5 million decrease in gross profit as a result of the above factors. This decrease is partially offset by a decrease in selling, general, and administrative expenses, resulting primarily from the sale of real estate, and depreciation of $8.4 million and $1.6 million, respectively.
Interest expense. Interest expense totaled $16.8 million for the first six months of fiscal 2011 compared to $15.5 million for the first six months of fiscal 2010. The $1.3 million increase is largely due to a $2.3 million increase in interest expense from our revolving credit facility related to a higher average debt balance and a $0.7 million increase in amortization of debt issuance costs related to the additional costs capitalized for the amendment of the revolving credit facility in 2010. This increase was offset by a decrease of $1.7 million in swap and other fixed charges due to the conclusion of the interest rate swap. Interest expense included $1.1 million and $0.4 million of debt issue cost amortization for the first six months of fiscal 2011 and for the first six months of fiscal 2010, respectively. During the first six months of fiscal 2011, interest expense related to our revolving credit facility and mortgage was $4.3 million and $9.2 million, respectively. During the first six months of fiscal 2010, interest expense related to our revolving credit facility and mortgage was $2.1 million and $9.2 million, respectively. See “Liquidity and Capital Resources” below for a description of amendments to both the revolving credit facility and the mortgage.
Changes associated with ineffective interest rate swap. Changes associated with the ineffective interest rate swap totaled $1.8 million of income for the first six months of fiscal 2011 compared to $2.1 million of income for the first six months of fiscal 2010. The decrease is primarily related to the change in the swap’s fair value and a decrease in amortization expense due to the termination of the swap in March 2011.
Provision for income taxes. The effective tax rate was (0.2)% and (0.3)% for the first six months of fiscal 2011 and the first six months of fiscal 2010, respectively. The unusual effective tax rate in both periods is driven by a full valuation allowance recorded against our year to date federal and state benefit and tax expense related to gross receipts, Canadian and certain state taxes.
Net loss. Net loss for the first six months of fiscal 2011 was $(22.1) million compared to a net loss of $(18.1) million for the first six months of fiscal 2010 as a result of the above factors.
On a per-share basis, basic and diluted loss per share applicable to common stockholders for the first six months of fiscal 2011 and for the first six months of fiscal 2010 were $(0.71) and $(0.59), respectively.
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

Liquidity and Capital Resources
We depend on cash flow from operations and funds available under our revolving credit facility to finance working capital needs and capital expenditures. We had approximately $94.0 million of excess availability under our amended revolving credit facility as of July 2, 2011. As of the period ended July 2, 2011, under our amended revolving credit facility, we were required to maintain our excess availability above the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base, as defined therein, or $60.0 million (subject to increase to $75.0 million if we exercise the uncommitted accordion provision in the amended revolving credit facility in full). If we fail to maintain this minimum excess availability, the amended revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures. As described under the Debt and Credit Sources section below, subsequent to the fiscal quarter end, an amendment to the revolving credit facility became effective that impacts the covenants described above.
On July 24, 2011, we commenced a rights offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. In conjunction with the rights offering, we entered into an investment agreement with Cerberus ABP Investor LLC, which beneficially owns approximately 55% of our common stock before giving effect to the rights offering, to backstop the rights offering, subject to certain conditions, by purchasing shares of common stock that related to any rights that remained unexercised at the expiration of the rights offering. The rights offering, which expired on July 22, 2011, was fully subscribed and resulted in gross proceeds of approximately $60 million. The majority of the gross proceeds from the rights offering of approximately $56 million were used to pay down the revolving credit facility. We accounted for the rights issued as a component of additional paid in capital as they were indexed to the Company’s equity and there were no net cash settlement provisions. The rights offering was contingent on entry by us into amendments to both our revolving credit facility and our mortgage. Both amendments are described in Footnote 13 Subsequent Events. We believe that the amounts available from our revolving credit facility and other sources are sufficient to fund our routine operations and capital requirements for the next twelve months. If economic conditions, especially those related to the housing market, do not improve, we may need to seek additional sources of capital to support our operations.
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
The following tables indicate our working capital and cash flows for the periods indicated.

	July 2, 2011	January 1, 2011
	(Dollars in thousands)
	(Unaudited)
Working capital	$191,492	$236,168

	First Six Months of	First Six Months of
	Fiscal 2011	Fiscal 2010
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(101,046)	$(80,874)
Cash flows provided by (used in) investing activities	3,451	(607)
Cash flows provided by financing activities	89,407	70,845
Working Capital
Working capital decreased by $44.7 million to $191.5 million at July 2, 2011 from $236.2 million at January 1, 2011. The decrease in working capital was primarily attributable to increases in our current maturities of long term debt related to the amendments to the revolving credit facility and mortgage. As part of the amendments to our revolving credit facility and the mortgage, we used the majority of the net proceeds obtained from the stock rights offering, subsequent to the quarter end, to repay outstanding amounts under the revolving credit facility and used cash held in escrow to pay down the mortgage in July 2011. Our accounts payable and overdrafts also increased as we purchased more products to meeting existing demand. These changes are partially offset by increases in receivables and inventory. We increased inventory levels to meet existing demand, and the increase in accounts receivable is due to increased sales volume due to seasonality.

Operating Activities
During the first six months of fiscal 2011, cash flows used in operating activities totaled $101.0 million. The primary drivers of cash flow used in operations were increases in accounts receivable of $86.5 million due to an increase in sales volume coupled with seasonal payment patterns and an increase in inventories of $24.4 million due to an increase in purchases to meet current demand. These cash outflows were offset by an increase in accounts payable of $32.5 million due the seasonality of our business and the related purchasing patterns.
During the first six months of fiscal 2010, cash flows used in operating activities totaled $80.9 million. The primary drivers of cash flow used in operations were increases in accounts receivable of $82.2 million due to an increase in sales volume coupled with seasonal payment patterns and an increase in inventories of $53.0 million due to an increase in prices for certain structural products and an increase in purchases to meet current demand. These cash outflows were offset by an increase in accounts payable of $38.9 million due the seasonality of our business. In addition, changes in other working capital increased by $18.5 million largely due to a federal tax refund of $20.0 million received in fiscal 2010.
Investing Activities
During the first six months of fiscal 2011 and fiscal 2010, cash flows provided by (used in) investing activities totaled $3.5 million and $(0.6) million, respectively.
During the first six months of fiscal 2011 and fiscal 2010, our expenditures for property and equipment were $5.5 million and $1.3 million, respectively. These expenditures were used primarily to purchase a replacement property for a facility sold during the first quarter of 2011, computer equipment and leasehold improvements. Our capital expenditures for fiscal 2011 are anticipated to be paid from our revolving credit facility.
Proceeds from the disposition of property totaled $9.0 million and $0.7 million for the first six months of fiscal 2011 and fiscal 2010, respectively. The proceeds from disposition of assets in the first six months of fiscal 2011 were primarily related to the sale of our Nashville facility for $6.9 million.
Financing Activities
Net cash provided by financing activities was $89.4 million and $70.8 million during the first six months of fiscal 2011 and the first six months of fiscal 2010, respectively. The net cash provided by financing activities primarily reflected an increase in the balance of our revolving credit facility of $91.7 million and an increase in bank overdrafts of $5.7 million partially offset by an increase in restricted cash related to our mortgage of $7.8 million. The net cash provided by financing activities in the first six months of fiscal 2010 primarily reflected an increase in the balance of our revolving credit facility of $68.7 million and an increase in bank overdrafts of $9.9 million partially offset by an increase in restricted cash related to our mortgage of $6.6 million.
Debt and Credit Sources
As of July 2, 2011, we had outstanding borrowings of $188.9 million and excess availability of $94.0 million under the terms of our revolving credit facility. The interest rate on the revolving credit facility was 4.3% at July 2, 2011. As of July 2, 2011 and January 1, 2011, we had outstanding letters of credit totaling $2.5 million and $5.9 million, respectively, primarily for the purposes of securing collateral requirements under the interest rate swap (which was terminated in March of 2011), casualty insurance programs and for guaranteeing lease and certain other obligations.
On July 7, 2010, we reached an agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and the other signatories to our existing revolving credit facility, dated August 4, 2006, as amended, to amend the terms thereof. This amendment extends the date of final maturity of the facility to January 7, 2014 and decreases the maximum availability under the agreement from $500 million to $400 million. This decrease does not impact our current available borrowing capacity under the amended revolving credit facility since the borrowing base, which is based on eligible accounts receivable and inventory, currently permits less than $400 million in revolving credit facility borrowings. This amendment also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million. As a result of reducing our maximum borrowing capacity from $500 million to $400 million, we recorded expense of $0.2 million in fiscal 2010 for the write-off of the old debt issuance costs associated with the reduction in borrowing capacity. We also incurred $6.5 million in new debt issuance costs, which we capitalized and will continue to amortize to interest expense over the renewed debt term.

As of July 2, 2011, under the amended agreement, our revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $40.0 million or the amount equal to 15% of the lesser of the borrowing base or $60.0 million (subject to increase to $75.0 million if we exercise the uncommitted accordion credit facility in full) (the “Excess Availability Threshold”). The fixed charge ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge ratio requirement only applies to us when excess availability under our amended revolving credit facility is less than the Excess Availability Threshold for three consecutive business days. As of July 2, 2011 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants. We had $94.0 and $103.4 million of availability as of July 2, 2011 and January 1, 2011, respectively. Our lowest level of fiscal month end availability in the last three years was $94.0 million as of July 2, 2011. We do not anticipate our excess availability in fiscal 2011 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold for more than three consecutive business days, however, we would not meet the required fixed charge ratio with our current operating results. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability is less than the Excess Availability Threshold, excluding unrestricted cash, for three consecutive business days or in the event of default. Our amended revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement. As described below, subsequent to the fiscal quarter ended July 2, 2011, an amendment to our revolving credit facility became effective that revises certain of the covenants described in this paragraph.
On May 10, 2011, we entered into an amendment to our revolving credit facility, which became effective on July 29, 2011. The amendment to the revolving credit facility (i) reduced the excess liquidity we are required to maintain under the revolving credit facility to the greater of $35 million or the amount equal to 15% of the lesser of our borrowing base or $400 million, (ii) increased the amount of our accounts receivable included in the calculation of the borrowing base to 87.5%, (iii) increased the applicable percentage of the liquidation value of our inventory included in the calculation of the borrowing base to 90% for the periods January to March 2012 and January to March 2013, subject to specified EBITDA targets, (iv) included in the calculation of our excess liquidity certain cash on the balance sheet and subject to a deposit account control agreement, and (v) decreased the amount of excess liquidity we are required to maintain in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures under the revolving credit facility to the greater of $30 million or the amount equal to 15% of the lesser of our borrowing base or $400 million.
On July 14, 2011, we entered into an amendment to the mortgage, which (i) eliminated the requirement to obtain lender approval for any transfer of equity interests that would reduce Cerberus ABP Investor LLC’s ownership in the Company and certain of our subsidiaries, directly or indirectly, to less than 51%, (ii) provided for the immediate prepayment of $38.3 million of the indebtedness under the mortgage without incurring a prepayment premium from funds currently held as collateral under the mortgage and, if certain conditions are met, will allow for an additional prepayment on or after July 30, 2014 from funds held as collateral without incurrence of a prepayment premium, (iii) allow us, at the lenders’ reasonable discretion, to use a portion of the cash held as collateral under the mortgage for specified alterations, repairs, replacements and other improvements to the mortgaged properties, and (iv) in the event certain financial conditions are met and the Company extends the Amended and Restated Master Lease by and among certain of our subsidiaries with respect to properties covered by the mortgage for an additional five years, we may request the lenders to disburse to the Company a portion of the cash held as collateral under the mortgage.
Effectiveness of the amendment to the revolving credit facility was contingent on the successful completion of the rights offering. In addition, consummation of the rights offering was contingent on entry by us into both the amendment to the revolving credit facility and the mortgage. We believe that the amounts available from our revolving credit facility and other sources are sufficient to fund our routine operations and capital requirements for the next 12 months. Payments of $38.3 million and approximately $56 million were made on the mortgage and the revolving credit facility, respectively, subsequent to the fiscal quarter ended July 2, 2011. If economic conditions, especially those related to the housing market, do not improve, we may need to seek additional sources of capital to support our operations.

On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate revolving credit facility. The interest rate swap was terminated in March of 2011. The interest rate swap had a notional amount of $150 million and the terms called for us to receive interest monthly at a variable rate equal to 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap was designated as a cash flow hedge.
During fiscal 2009, we reduced our borrowings under the revolving credit facility by $100.0 million, which reduced outstanding debt below the interest rate swap’s notional amount of $150.0 million, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap. We used cash on hand to pay down this portion of our revolving credit debt during the first, second, and third quarters of fiscal 2009. As a result, changes in the fair value of the instrument were recorded through earnings from the point in time that the revolving credit facility balance was reduced below the interest rate swap’s notional amount of $150.0 million, which was during the first quarter of fiscal 2009. The reduction in debt below the interest rate swap notional amount resulted in a pro rata reduction to accumulated other comprehensive income with an offsetting charge to interest expense. The remaining accumulated other comprehensive income was amortized over the life of the interest rate swap to interest expense.
Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the quarter ended July 2, 2011 and for the period from January 1, 2011 to July 2, 2011 were approximately $1.8 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.4 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from April 4, 2010 to July 3, 2010 were approximately $1.3 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $0.5 million offset by income of $1.8 million related to current year changes in the fair value of the ineffective interest rate swap liability. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from January 3, 2010 to July 3, 2010 were approximately $2.1 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $1.0 million offset by income of $3.1 million related to current year changes in the fair value of the ineffective interest rate swap liability.
The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of July 2, 2011 (in thousands):

Balance at January 1, 2011	$444
Amortization of accumulated other comprehensive loss recorded to interest expense	(444)

Balance at July 2, 2011	$—

The fair value of our swap liability at January 1, 2011 was $2.2 million.
Contractual Obligations
As part of the amendment to our mortgage and revolving credit facility, described above, payments of $38.3 million and approximately $56 million, respectively, were made in July 2011. There have been no other material changes to our contractual obligations from those disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
Critical Accounting Policies
Stock Based Compensation
During the first six months of fiscal 2011, the Compensation Committee granted 618,972 restricted shares of our common stock to certain of our officers. Restricted shares of 364,303 vested in the first six months of 2011 due to completion of the vesting term. For the second quarter of fiscal 2011 and for the first six months of fiscal 2011, our total stock-based compensation expense was $0.4 million and $1.1 million, respectively. For the second quarter of fiscal 2010 and for the first six months of fiscal 2010, our total stock-based compensation expense was $0.7 million and $1.9 million, respectively. We did not recognize related income tax benefits during these periods.
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
During the first six months of fiscal 2011, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ITEM 1A.	RISK FACTORS
There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011 as filed with the SEC.

ITEM 5.	OTHER EVENTS
At the 2011 Annual Meeting, stockholders approved an amendment to our 2006 Long-Term Equity Incentive Plan to increase the number of shares available for grant thereunder from 3,200,000 shares to 5,200,000 and to permit the grant of awards exempt from the deduction limit of Section 162(m) of the Internal Revenue Code. In addition, the stockholders also approved an amendment to our Short-Term Incentive Plan (the “STIP”) to give us the ability to structure incentive compensation under the STIP to avoid having the $1 million deduction limit of Section 162(m) of the Internal Revenue Code applied to certain parts of awards to be granted under the STIP. In approving the amendment, the stockholders also approved a complete restatement of the STIP Other than described above, no other material changes were made to either the 2006 Long-Term Equity Incentive Plan or the STIP.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

10.1
Amended and Restated BlueLinx Holdings, Inc. 2006 Long-Term Equity Incentive Plan (as amended through May 19, 2011 and restated solely for purposes of filing pursuant to Item 601 of Regulation S-K) (Incorporated by reference to Appendix A to the proxy statement for the 2011 Annual Meeting of Stockholders filed on Schedule 14A with the Securities and Exchange Commission on April 18, 2011.)

10.2
BlueLinx Holdings, Inc. Short-Term Incentive Plan (as amended and restated effective January 1, 2011) (Incorporated by reference to Attachment B to the proxy statement for the 2011 Annual Meeting of Stockholders filed on Schedule 14A with the Securities and Exchange Commission on April 18, 2011.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011, formatted in Extensible Business Reporting Language (“XBRL”):
(i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: August 5, 2011	/s/ H. Douglas Goforth H. Douglas Goforth
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.