Form 10-Q
period 2011-10-01
BlueLinx Holdings Inc.
filed 2011-11-04
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2011 there were 61,811,862 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended October 1, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Third Quarter
	Period from	Period from
	July 3, 2011	July 4, 2010
	to	to
	October 1, 2011	October 2, 2010
Net sales	$472,898	$464,690
Cost of sales	414,620	414,748

Gross profit	58,278	49,942

Operating expenses:
Selling, general, and administrative	54,537	54,121
Depreciation and amortization	2,559	3,111

Total operating expenses	57,096	57,232

Operating income (loss)	1,182	(7,290)
Non-operating expenses:
Interest expense	6,963	9,121
Changes associated with the ineffective interest rate swap	—	(1,156)
Write off of debt issuance costs	—	183
Other expense, net	333	192

Loss before provision for (benefit from) income taxes	(6,114)	(15,630)
Provision for (benefit from) income taxes	94	(778)

Net loss	$(6,208)	$(14,852)

Basic and diluted weighted average number of common shares outstanding	51,183	30,714

Basic and diluted net loss per share applicable to common stock	$(0.12)	$(0.48)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	Period from	Period from
	January 2, 2011	January 3, 2010
	to	to
	October 1, 2011	October 2, 2010
Net sales	$1,364,313	$1,436,521
Cost of sales	1,202,121	1,270,182

Gross profit	162,192	166,339

Operating expenses:
Selling, general, and administrative	159,760	167,724
Depreciation and amortization	8,120	10,289

Total operating expenses	167,880	178,013

Operating loss	(5,688)	(11,674)
Non-operating expenses:
Interest expense	23,754	24,641
Changes associated with the ineffective interest rate swap	(1,751)	(3,217)
Write off of debt issuance costs	—	183
Other expense, net	485	443

Loss before provision for (benefit from) income taxes	(28,176)	(33,724)
Provision for (benefit from) income taxes	139	(726)

Net loss	$(28,315)	$(32,998)

Basic and diluted weighted average number of common shares outstanding	37,696	30,667

Basic and diluted net loss per share applicable to common stock	$(0.75)	$(1.08)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 1, 2011	January 1, 2011
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,890	$14,297
Receivables, net	184,737	119,202
Inventories, net	203,777	188,250
Deferred income tax assets, net	59	143
Other current assets	24,699	22,768

Total current assets	419,162	344,660

Property, plant, and equipment:
Land and land improvements	51,930	52,540
Buildings	97,825	96,720
Machinery and equipment	75,928	70,860
Construction in progress	282	2,028

Property, plant, and equipment, at cost	225,965	222,148
Accumulated depreciation	(98,214)	(92,517)

Property, plant, and equipment, net	127,751	129,631
Other non-current assets	24,390	50,728

Total assets	$571,303	$525,019

Liabilities:
Current liabilities:
Accounts payable	$89,468	$62,827
Bank overdrafts	30,322	23,089
Accrued compensation	4,373	4,594
Current maturities of long-term debt	36,029	1,190
Other current liabilities	21,115	16,792

Total current liabilities	181,307	108,492

Non-current liabilities:
Long-term debt	329,351	381,679
Deferred income taxes, net	40	192
Other non-current liabilities	27,845	33,665

Total liabilities	538,543	524,028

Stockholders’ Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 61,811,862 and 32,667,504 shares issued at October 1, 2011 and January 1, 2011, respectively	618	327
Additional paid-in capital	207,238	147,427
Accumulated other comprehensive loss	(7,376)	(7,358)
Accumulated deficit	(167,720)	(139,405)

Total stockholders’ equity	32,760	991

Total liabilities and stockholders’ equity	$571,303	$525,019

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	Period	Period from
	from January 2, 2011	January 3, 2010
	to	to
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net loss	$(28,315)	$(32,998)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	8,120	10,289
Amortization of debt issue costs	2,029	1,026
Payment from terminating the Georgia-Pacific supply agreement	—	4,706
Gain from sale of properties	(6,939)	—
Gain from property insurance settlements	(1,230)	—
Changes associated with the ineffective interest rate swap	(1,751)	(3,217)
Write-off debt issuance costs	—	183
Gain on modification of lease agreement	(1,971)	—
Deferred income tax benefit	(282)	(621)
Share-based compensation expense	1,578	2,880
Decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	443	6,009
Changes in assets and liabilities:
Receivables	(65,535)	(47,294)
Inventories	(15,527)	(22,384)
Accounts payable	26,641	16,071
Changes in other working capital	1,365	21,285
Other	(2,174)	(3,849)

Net cash used in operating activities	(83,548)	(47,914)

Cash flows from investing activities:
Property, plant and equipment investments	(6,032)	(2,689)
Proceeds from disposition of assets	8,994	689

Net cash provided by (used in) investing activities	2,962	(2,000)

Cash flows from financing activities:
Repurchase of common stock	—	(583)
Increase in borrowings from revolving credit facility	21,235	45,996
Payment of principal on mortgage	(38,724)	—
Payment on capital lease obligations	(1,224)	(564)
Increase in bank overdrafts	7,233	3,441
Decrease (increase) in restricted cash related to the mortgage	27,724	(8,397)
Debt financing costs	(2,647)	(6,521)
Proceeds from stock offering less expenses paid	58,582	—
Other	—	6

Net cash provided by financing activities	72,179	33,378

Decrease in cash	(8,407)	(16,536)
Balance, beginning of period	14,297	29,457

Balance, end of period	$5,890	$12,921

Noncash transactions:
Capital leases	$3,147	$1,889

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011
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
We are a leading distributor of building products in North America with approximately 1,900 employees. We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of more than 55 distribution centers.
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
Restricted Cash
We had restricted cash of $14.0 million and $42.2 million at October 1, 2011 and January 1, 2011, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.
The table below provides the balances of each individual component in restricted cash as of October 1, 2011 and January 1, 2011 (in thousands):

	October 1,	January 1,
	2011	2011
Cash in escrow:
Mortgage*	$2,892	$30,616
Insurance	8,784	9,430
Other	2,326	2,124

Total	$14,002	$42,170

*	As a condition of the amendment to the mortgage, entered into on July 14, 2011, a payment of $38.3 million was made from cash held in escrow and applied to the mortgage principal in July 2011. See Note 8 below for more detail.
Allowance for Doubtful Accounts and Related Reserves
We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will ultimately be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At October 1, 2011 and January 1, 2011, these reserves totaled $5.7 million. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.
Inventory Valuation
Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At October 1, 2011 and January 1, 2011, the market value of our inventory exceeded its cost. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.
Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At October 1, 2011 and January 1, 2011, our damaged, excess and obsolete inventory reserves were $1.9 million and $1.7 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.

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
Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels, price protection and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At October 1, 2011 and January 1, 2011, the vendor rebate receivable totaled $8.2 million and $9.5 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are a common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At October 1, 2011 and January 1, 2011, the customer rebate payable totaled $7.7 million and $6.4 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.
Net Loss per Common Share
We calculate our basic net loss per share by dividing net loss by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain management level employees and directors participate in dividends on the same basis as common shares and are non-forfeitable by the holder. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Given that the restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. Therefore, we have not included 2,161,423 and 1,977,458 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for the first nine months of fiscal 2011 and for the first nine months of fiscal 2010, respectively.
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
As we experienced losses in all periods, for the third quarter of fiscal 2011 and for the first nine months of fiscal 2011, we excluded 3,076,739 unvested share-based awards from the diluted earnings per share calculation because they were anti-dilutive. For the third quarter of fiscal 2010 and for the first nine months of fiscal 2010, we excluded 3,127,459 unvested share-based awards from the diluted earnings per share calculation because they were anti-dilutive.

Stock-Based Compensation
We have two stock-based compensation plans covering officers, directors, certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options or granting of restricted stock, out of the total amount of common shares authorized for issuance under the 2004 Plan and the 2006 Plan. During the first nine months of fiscal 2011, the Compensation Committee granted 618,972 restricted shares of our common stock to certain of our officers and directors. Restricted shares of 364,303 vested in the first nine months of 2011 due to completion of the vesting term.
We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations. For the third quarter of fiscal 2011 and for the first nine months of fiscal 2011, our total stock-based compensation expense was $0.4 million and $1.6 million, respectively. For the third quarter of fiscal 2010 and for the first nine months of fiscal 2010, our total stock-based compensation expense was $1.1 million and $2.9 million, respectively. We did not recognize related income tax benefits during these periods.
Income Taxes
Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income. We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized. In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income. We considered all of the available positive and negative evidence during the third quarter of fiscal 2011 and based on the weight of available evidence, we recorded an additional deferred tax asset and valuation allowance of $2.4 million relating to our current period net operating losses, which resulted in a total net deferred tax asset of $57.4 million with a valuation allowance of a corresponding amount as of October 1, 2011.
If the realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period that such a determination is made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect the financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss; changes to the valuation allowance; changes to federal or state tax laws; and as a result of acquisitions.
We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities. We have recorded income tax and related interest liabilities where we believe our position may not be sustained. Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year-ended January 1, 2011. There have been nominal changes to our tax positions during the first nine months of fiscal 2011.
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
Our results for the first nine months of fiscal 2011 were negatively impacted by severe winter weather and a decrease in housing starts when compared to the first nine months of fiscal 2010. The higher number of housing starts in the first nine months of 2010 was due in part to the effect of the housing tax credit, which expired in April of 2010. The reduction in unit volume has not resulted in impairment indictors of a magnitude that would result in reductions to the underlying assumptions of our January 1, 2011 projected undiscounted cash flows, which exceeded our carrying value in all cases during the performance of our January 1, 2011 impairment analysis, due primarily to the increase in gross margin percentage and tightly managed variable costs.
During the first quarter of fiscal 2011 our Newtown, CT facility was damaged due to severe winter weather. As a result of the damage to the facility and its contents we have recorded a receivable in the amount of $3.8 million. The receivable is comprised of a $2.2 million receivable related to the building, $2.2 million related to inventory, and $0.5 million of operating expenses, net of cash received of $1.1 million. We recognized an impairment of $1.0 million on the building and recorded a corresponding insurance recovery for the same amount during the second fiscal quarter of fiscal 2011. In the third fiscal quarter of fiscal 2011, we recorded a $1.2 million gain through Selling, general and administrative expenses related to the damaged building based on an agreement reached between our insurer and us prior to the end of the quarter regarding the recovery amount and the fact that we received a $2.2 million payment for the building subsequent to quarter end. During the first nine months of fiscal 2011, we also recognized approximately $1.9 million and $0.3 million of impairment related to damaged inventory and consigned inventory, respectively and a corresponding insurance recovery of the same amount in Selling, general and administrative expenses. Additional operating expenses incurred related to servicing existing customers from a different location and the clean up of the facility site resulted in an insurance recovery, which was recorded for these additional operating expenses in Selling, general and administrative expenses, of $0.3 million and $0.5 million for the three and nine month periods ended October 1, 2011, respectively. We recorded the recovery of such losses at the time that the minimum expected proceeds under our insurance policy became probable and estimable. We recorded the gain associated with the amount to be paid in connection with the building at the time that all contingencies related to this part of the claim were resolved.
Self-Insurance
It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $0.8 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At October 1, 2011 and January 1, 2011, the self-insurance reserves totaled $8.2 million and $7.6 million, respectively.

3. Restructuring Charges
We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on current market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either do not materialize or change. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first nine months of fiscal 2011 and the first nine months of fiscal 2010, and “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets at October 1, 2011 and January 1, 2011.
We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits at the time in which such costs become probable and estimable. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first nine months of fiscal 2011 and the first nine months of fiscal 2010, and in “Accrued compensation” on the Consolidated Balance Sheets for the periods ended October 1, 2011 and January 1, 2011.
2007 Facility Consolidation and Severance Costs
During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings and reduction in force initiatives which resulted in charges of $17.1 million during the fourth quarter of fiscal 2007. As of October 1, 2011 and January 1, 2011, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.
During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, GA related to the unoccupied 4100 building. This amendment released us from our obligations with respect to this unoccupied space as of January 31, 2012, in exchange for a $5.0 million space remittance fee, due on or before that date. In addition, we are obligated to pay $1.2 million on or before December 31, 2013 to be used for tenant improvements. The provisions relating to the occupied 4300 building remain unchanged. Under the existing provisions, the current term of the lease ends on January 31, 2019. The amendment resulted in a reduction of our restructuring reserve of approximately $2.0 million, with the credit recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations.
The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the third quarter of fiscal 2011 (in thousands):

Balance at July 3, 2011	$9,416
Payments	(530)
Amendment to lease and other assumption changes	(2,036)
Accretion of liability	92

Balance at October 1, 2011	$6,942

The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first nine months of fiscal 2011 (in thousands):

Balance at January 1, 2011	$10,227
Payments	(1,604)
Amendment to lease and other assumption changes	(2,036)
Accretion of liability	355

Balance at October 1, 2011	$6,942

2010 Severance Costs
During fiscal 2010, we had certain reduction in force activities, which resulted in severance charges of $1.1 million.
The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for the third quarter of fiscal 2011 (in thousands):

Balance at July 3, 2011	$192
Assumption Changes	(25)
Payments	(49)

Balance at October 1, 2011	$118

The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for the first nine months of fiscal 2011 (in thousands):

Balance at January 1, 2011	$777
Assumption Changes	(278)
Payments	(381)

Balance at October 1, 2011	$118

2011 Severance Costs
During fiscal 2011, we had certain reduction in force activities, which resulted in severance charges of $1.6 million.
The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for the third quarter of fiscal 2011 (in thousands):

Balance at July 3, 2011	$108
Charges	1,167
Payments	(206)

Balance at October 1, 2011	$1,069

The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for the first nine months of fiscal 2011 (in thousands):

Balance at January 1, 2011	$—
Charges	1,628
Payments	(559)

Balance at October 1, 2011	$1,069

4. Assets Held for Sale and Net Gain on Disposition
As part of our restructuring efforts to improve our cost structure and cash flow, we closed certain facilities and designated them as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of October 1, 2011 and January 1, 2011, total assets held for sale were $2.2 million and $1.6 million respectively, and were included in “Other current assets” in our Consolidated Balance Sheets. During the first nine months of fiscal 2011, we sold certain real properties held for sale that resulted in a $6.9 million gain recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations. All of this activity occurred during the first quarter of 2011. We continue to actively market the remaining properties that are held for sale. Due to the fact that, as of October 1, 2011 the remaining properties are all primarily land, depreciation expense is not materially impacted.
5. Comprehensive Loss
The calculation of comprehensive loss is as follows (in thousands):

	Third Quarter
	Period from	Period from
	July 3, 2011	July 4, 2010
	to	to
	October 1, 2011	October 2, 2010
Net loss	$(6,208)	$(14,852)

Other comprehensive (loss) income:
Foreign currency translation	(602)	627
*Unrealized gain from cash flow hedge, net of taxes	—	324

Comprehensive loss	$(6,810)	$(13,901)

	Nine Months Ended
	Period from	Period from
	January 2, 2011	January 3, 2010
	to	to
	October 1, 2011	October 2, 2010
Net loss	$(28,315)	$(32,998)
Other comprehensive income:
Foreign currency translation	(252)	286
*Unrealized gain from cash flow hedge, net of taxes	234	973

Comprehensive loss	$(28,333)	$(31,739)

*	For the third quarter of fiscal 2011 and for the first nine months of fiscal 2011, the income tax expense related to our interest rate swap was $0.0 million and $0.2 million, respectively. For the third quarter of fiscal 2010 and the first nine months of fiscal 2010, the income tax expense related to our interest rate swap was $0.2 million and $0.6 million, respectively.
6. Employee Benefits
Defined Benefit Pension Plans
Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We are required to make a $3.3 million contribution to the hourly pension plan in fiscal 2011, all of which has been funded. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.
Net periodic pension cost for our pension plans included the following (in thousands):

	Third Quarter
	Period from July 3,	Period from July 4,
	2011 to October 1, 2011	2010 to October 2, 2010

Service cost	$523	$498
Interest cost on projected benefit obligation	1,152	1,186
Expected return on plan assets	(1,376)	(1,232)
Amortization of unrecognized loss	145	123

Net periodic pension cost	$444	$575

	Nine Months Ended
	Period from January 2,	Period from January 3,
	2011 to October 1, 2011	2010 to October 2, 2010

Service cost	$1,569	$1,494
Interest cost on projected benefit obligation	3,456	3,558
Expected return on plan assets	(4,128)	(3,696)
Amortization of unrecognized loss	435	369

Net periodic pension cost	$1,332	$1,725

7. Revolving Credit Facilities
As of October 1, 2011, we had outstanding borrowings of $115.6 million and excess availability of $148.9 million under the terms of our U.S. revolving credit facility (the “U.S. revolving credit facility”). The interest rate on the U.S. revolving credit facility was 4.2% at October 1, 2011. As of October 1, 2011 and January 1, 2011, we had outstanding letters of credit totaling $2.6 million and $5.9 million, respectively, primarily for the purposes of securing collateral requirements under the interest rate swap (which was terminated in March of 2011), casualty insurance programs and for guaranteeing lease and certain other obligations.
On July 7, 2010, we reached an agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and the other signatories to our existing U.S. revolving credit facility, dated August 4, 2006, as amended, to amend the terms thereof. This amendment extended the date of final maturity of the facility to January 7, 2014 and decreased the maximum availability under the agreement from $500 million to $400 million. This amendment also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million. As a result of reducing our maximum borrowing capacity from $500 million to $400 million, we recorded expense of $0.2 million in fiscal 2010 for the write-off of debt issuance costs associated with the reduction in borrowing capacity. We also incurred $6.5 million in new debt issuance costs, which we capitalized and will continue to amortize to interest expense over the renewed debt term.
On May 10, 2011, we entered into an amendment to our U.S. revolving credit facility, which became effective on July 29, 2011, following the successful completion of the rights offering described below. Certain components of the borrowing base calculation and excess liquidity calculation were adjusted as part of this amendment. The most significant of the changes included in the amendment are described in the discussion of the terms and covenants of the U.S. revolving credit facility below.
As of October 1, 2011, under the amended agreement, our U.S. revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million (the “Excess Availability Threshold”). We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures. The amount of our eligible accounts receivable included in the calculation of the borrowing base is 87.5%. Under the amended U.S. revolving credit facility agreement, the applicable percentage of the net liquidation value of our eligible inventory included in the calculation of the borrowing base is 90% for the periods January to March 2012 and January to March 2013, subject to specified EBITDA targets. The percentage of the net liquidation value of our eligible inventory included in the borrowing remains the same as under the original agreement outside of the time period just specified. Also included in the calculation of our excess availability is certain cash on the balance sheet, which is subject to a deposit account control agreement. The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of October 1, 2011 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants. We had $148.9 million and $103.4 million of availability as of October 1, 2011 and January 1, 2011, respectively. Our lowest level of fiscal month end availability in the last three years as of October 1, 2011 was $94.0 million. We do not anticipate our excess availability in fiscal 2011 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio with our current operating results. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability falls below the greater of $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million on any date or in the event of default. Our amended U.S. revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.
On July 22, 2011, we concluded an offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. In conjunction with the rights offering, we entered into an investment agreement with Cerberus ABP Investor LLC, which beneficially owned approximately 55% of our common stock before giving effect to the rights offering, to backstop the rights offering, subject to certain conditions, by purchasing shares of common stock that related to any rights that remained unexercised at the expiration of the rights offering. The rights offering was fully subscribed and as a result the backstop provisions with Cerberus were not utilized. The rights offering resulted in gross proceeds of approximately $60 million. The majority of the gross proceeds from the rights offering of approximately $56 million were used to pay down the U.S. revolving credit facility. A payment on the U.S. revolving credit facility of $50.0 million was made on July 29, 2011 and an additional payment of $6.0 million was made on August 1, 2011. We accounted for the rights issued as a component of additional paid in capital as they were indexed to the Company’s equity and there were no net cash settlement provisions. The amendment to our U.S. revolving credit facility, which was a condition to the rights offering, became effective upon the successful completion of the rights offering. In addition, as a condition to the rights offering, we entered into an amendment to our mortgage. The amendment to the mortgage is described further in Note 8.

On August 12, 2011, our subsidiary BlueLinx Building Products Canada Ltd.(“BlueLinx Canada”) entered into a revolving credit agreement (the “Canadian revolving credit facility”) with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”). The maturity date of this agreement is August 12, 2014. The Canadian revolving credit facility provides for an asset-based revolving credit facility with an aggregate lender commitment of up to $10 million at any time outstanding, subject to borrowing base availability. In addition, the Canadian revolving credit facility provides for an additional $5 million uncommitted accordion credit facility. Revolving loan (and letter of credit) availability under the facility is subject to a borrowing base. The amount of our eligible Canadian accounts receivable included in the calculation of the borrowing base is 85%. The amount of our eligible inventory included in the calculation of the borrowing base is 65%. The sum of items included in the borrowing base is reduced by $0.5 million (the “availability block”) and other availability reserves. In addition to paying interest on outstanding principal under the facility, we are required to pay a fee in respect of committed but unutilized commitments equal to 0.25% per annum. As of October 1, 2011, we had outstanding borrowings of $2.8 million and excess availability of $1.8 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 4.0% at October 1, 2011. The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year. As of October 1, 2011 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants.
We believe that the amounts available from our revolving credit facilities and other sources are sufficient to fund our routine operations and capital requirements for the next 12 months. If economic conditions, especially those related to the housing market, do not improve, we may need to seek additional sources of capital to support our operations.
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
On July 14, 2011, we entered into an amendment to the mortgage which (i) eliminated the requirement to obtain lender approval for any transfer of equity interests that would reduce Cerberus ABP Investor LLC’s ownership in the Company and certain of our subsidiaries, directly or indirectly, to less than 51%, (ii) provided for the immediate prepayment of $38.3 million of the indebtedness under the mortgage without incurring a prepayment premium from funds currently held as collateral under the mortgage and, if certain conditions are met, will allow for an additional prepayment on or after July 30, 2014 from funds held as collateral without incurrence of a prepayment premium, (iii) allow us, at the lenders’ reasonable discretion, to use a portion of the cash held as collateral under the mortgage for specified alterations, repairs, replacements and other improvements to the mortgaged properties, and (iv) in the event certain financial conditions are met and the Company extends the Amended and Restated Master Lease by and among certain of our subsidiaries with respect to properties covered by the mortgage for an additional five years, we may request the lenders to disburse to the Company a portion of the cash held as collateral under the mortgage. In conjunction with the modification of our mortgage agreement we incurred approximately $2.9 million in debt fees that were capitalized and are being amortized over the remaining term of the mortgage.
The mortgage loan required interest-only payments through June 2011, at which time we began making payments on the outstanding principal balance. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2011	$3,692
2012	2,618
2013	2,837
2014	3,025
2015	3,225
Thereafter	231,548

9. Derivatives
On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate U.S. revolving credit facility. The interest rate swap was terminated in March of 2011. This interest rate swap was designated as a cash flow hedge. During fiscal 2009, our debt levels decreased below the interest rate swap notional, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap.
Changes associated with the ineffective interest rate swap recognized in the Consolidated Statements of Operations for the period from January 1, 2011 to October 1, 2011 was approximately $1.8 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.4 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero. Due to the termination of the swap in the first quarter of 2011, there was no activity for the quarter ended October 1, 2011. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statements of Operations for the period from January 3, 2010 to October 2, 2010 were approximately $3.2 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $1.6 million offset by income of $4.8 million related to current year changes in the fair value of the ineffective interest rate swap liability. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statements of Operations for the period July 4, 2010 to October 2, 2010 were approximately $1.2 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $0.5 million offset by income of $1.7 million related to current year changes in the fair value of the ineffective interest rate swap liability. The fair value of our swap liability at January 1, 2011 was $2.2 million.
The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of October 1, 2011 (in thousands):

Balance at January 1, 2011	$444
Amortization of accumulated other comprehensive loss recorded to interest expense	(444)

Balance at October 1, 2011	$—

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
We had an ineffective interest rate swap that terminated in March of fiscal 2011. The swap is valued using a valuation model that has inputs other than quoted market prices that are both observable and unobservable.
The following table presents a reconciliation of the level 3 interest rate swap liability measured at fair value on a recurring basis as of October 1, 2011 (in thousands):

Fair value at January 1, 2011	$(2,195)
Realized gains included in earnings, net	2,195

Fair value at October 1, 2011	$—

The $2.2 million realized gain is included in “Changes associated with ineffective interest rate swap” in the Consolidated Statements of Operations for the nine month period ended October 1, 2011.
Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. Assumptions critical to our fair value in the period were present value factors used in determining fair value and an interest rate. At October 1, 2011, the carrying value and fair value of our mortgage was $235.3 million and $235.1 million, respectively.

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
12. Commitments and Contingencies
Legal Proceedings
During the first nine months of fiscal 2011, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
Environmental Matters
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
Collective Bargaining Agreements
As of October 1, 2011, approximately 30% of our employees were represented by various labor unions. As of October 1, 2011, we had 46 collective bargaining agreements, of which 4, covering approximately 40 total employees, are up for renewal in 2011, and one collective bargaining agreement expired in March 2010. We are in active negotiations with the subject union, and, in the interim, are operating under the terms and conditions of the expired agreement.
13. Subsequent Events
Subsequent to the quarter end, after an extensive evaluation, we made a decision to consolidate the Seattle, Washington facility into the Portland, Oregon facility and the Sacramento, California facility into the Fremont, California facility. We will continue to serve the Seattle and Sacramento markets from our Portland and Fremont facilities. We expect to service our customers from these consolidated neighboring full service facilities. We are actively marketing the Seattle and Sacramento properties and have no reason to believe that book value exceeds fair value.

We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.
14. Unaudited Supplemental Consolidating Financial Statements
The condensed consolidating financial information as of October 1, 2011 and January 1, 2011 and for the third quarters and first nine months of fiscal 2011 and fiscal 2010 is provided due to restrictions in our U.S. revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended January 1, 2011, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are sixty single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.
The consolidating statement of operations for BlueLinx Holdings Inc. for the period from July 3, 2011 to October 1, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$472,898	$7,429	$(7,429)	$472,898
Cost of sales	—	414,620	—	—	414,620

Gross profit	—	58,278	7,429	(7,429)	58,278

Operating expenses:
Selling, general and administrative	1,029	61,884	(947)	(7,429)	54,537

Depreciation and amortization	—	1,616	943	—	2,559

Total operating expenses	1,029	63,500	(4)	(7,429)	57,096

Operating (loss) income	(1,029)	(5,222)	7,433	—	1,182
Non-operating expenses:
Interest expense	—	2,700	4,263	—	6,963
Changes associated with ineffective interest rate swap	—	—	—	—	—
Other (income) expense, net	(7)	340	—	—	333

(Loss) income before (benefit from) provision for income taxes	(1,022)	(8,262)	3,170	—	(6,114)
(Benefit from) provision for income taxes	(1,631)	489	1,236	—	94
Equity in loss of subsidiaries	(6,816)	—	—	6,816	—

Net (loss) income	$(6,207)	$(8,751)	$1,934	$6,816	$(6,208)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from July 4, 2010 to October 2, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$464,690	$7,457	$(7,457)	$464,690
Cost of sales	—	414,748	—	—	414,748

Gross profit	—	49,942	7,457	(7,457)	49,942

Operating expenses:
Selling, general and administrative	4,643	56,893	42	(7,457)	54,121
Depreciation and amortization	—	2,151	960	—	3,111

Total operating expenses	4,643	59,044	1,002	(7,457)	57,232

Operating (loss) income	(4,643)	(9,102)	6,455	—	(7,290)
Non-operating expenses:
Interest expense	—	4,371	4,750	—	9,121
Changes associated with ineffective interest rate swap	—	(1,156)	—	—	(1,156)
Write-off of debt issuance costs	—	183	—	—	183
Other (income) expense, net	—	214	(22)	—	192

(Loss) income before (benefit from) provision for income taxes	(4,643)	(12,714)	1,727	—	(15,630)
(Benefit from) provision for income taxes	(916)	(536)	674	—	(778)
Equity in loss of subsidiaries	(11,125)	—	—	11,125	—

Net (loss) income	$(14,852)	$(12,178)	$1,053	$11,125	$(14,852)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 2, 2011 to October 1, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,364,313	$22,286	$(22,286)	$1,364,313
Cost of sales	—	1,202,121	—	—	1,202,121

Gross profit	—	162,192	22,286	(22,286)	162,192

Operating expenses:
Selling, general and administrative	4,030	186,185	(8,169)	(22,286)	159,760
Depreciation and amortization	—	5,263	2,857	—	8,120

Total operating expenses	4,030	191,448	(5,312)	(22,286)	167,880

Operating (loss) income	(4,030)	(29,256)	27,598	—	(5,688)
Non-operating expenses:
Interest expense	—	9,992	13,762	—	23,754
Changes associated with the ineffective interest rate swap	—	(1,751)	—	—	(1,751)
Other expense, net	—	495	(10)	—	485

(Loss) income before (benefit from) provision for income taxes	(4,030)	(37,992)	13,846	—	(28,176)
(Benefit from) provision for income taxes	(6,972)	1,711	5,400	—	139
Equity in loss of subsidiaries	(31,257)	—	—	31,257	—

Net (loss) income	$(28,315)	$(39,703)	$8,446	$31,257	$(28,315)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 3, 2010 to October 2, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,436,521	$22,369	$(22,369)	$1,436,521
Cost of sales	—	1,270,182	—	—	1,270,182

Gross profit	—	166,339	22,369	(22,369)	166,339

Operating expenses:
Selling, general and administrative	8,099	181,862	132	(22,369)	167,724
Depreciation and amortization	—	7,408	2,881	—	10,289

Total operating expenses	8,099	189,270	3,013	(22,369)	178,013

Operating (loss) income	(8,099)	(22,931)	19,356	—	(11,674)
Non-operating expenses:
Interest expense	—	10,384	14,257	—	24,641
Changes associated with the ineffective interest rate swap	—	(3,217)	—	—	(3,217)
Write-off of debt issuance costs	—	183	—	—	183
Other expense, net	—	428	15	—	443

(Loss) income before (benefit from) provision for income taxes	(8,099)	(30,709)	5,084	—	(33,724)
(Benefit from) provision for income taxes	(2,234)	(475)	1,983	—	(726)
Equity in loss of subsidiaries	(27,133)	—	—	27,133	—

Net (loss) income	$(32,998)	$(30,234)	$3,101	$27,133	$(32,998)

The consolidating balance sheet for BlueLinx Holdings Inc. as of October 1, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$787	$5,103	$—	$—	$5,890
Receivables	—	184,737	—	—	184,737
Inventories	—	203,777	—	—	203,777
Deferred income tax assets	—	59	—	—	59
Other current assets	636	19,696	4,367	—	24,699

Intercompany receivable	115,967	11,665	2,636	(130,268)	—

Total current assets	117,390	425,037	7,003	(130,268)	419,162

Property and equipment:
Land and land improvements	—	2,983	48,947	—	51,930
Buildings	—	9,871	87,954	—	97,825
Machinery and equipment	—	75,928	—	—	75,928
Construction in progress	—	282	—	—	282

Property and equipment, at cost	—	89,064	136,901	—	225,965
Accumulated depreciation	—	(69,558)	(28,656)	—	(98,214)

Property and equipment, net	—	19,506	108,245	—	127,751
Investment in subsidiaries	(69,657)	—	—	69,657	—
Non-current deferred income tax assets	—	—	—	—	—

Other non-current assets	—	18,873	5,517	—	24,390

Total assets	$47,733	$463,416	$120,765	$(60,611)	$571,303

Liabilities:
Current liabilities:
Accounts payable	$1525	$87,943	$—	$—	89,468
Bank overdrafts	—	30,322	—	—	30,322
Accrued compensation	20	4,353	—	—	4,373

Current maturities of long-term debt	—	33,427	2,602	—	36,029
Other current liabilities	239	19,633	1,244	(1)	21,115

Intercompany payable	13,185	117,086	—	(130,271)	—

Total current liabilities	14,969	292,764	3,846	(130,272)	181,307

Non-current liabilities:

Long-term debt	—	85,007	244,344	—	329,351

Non-current deferred income tax liabilities	—	40	—	—	40

Other non-current liabilities	3	27,842	—	—	27,845

Total liabilities	14,972	405,653	248,190	(130,272)	538,543

Stockholders’ (Deficit) Equity/Parent’s Investment	32,761	57,763	(127,425)	69,661	32,760

Total liabilities and equity	$47,733	$463,416	$120,765	$(60,611)	$571,303

The consolidating balance sheet for BlueLinx Holdings Inc. as of January 1, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation	LLC
	Holdings Inc.	and Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$384	$13,913	$—	$—	$14,297
Receivables	—	119,202	—	—	119,202
Inventories	—	188,250	—	—	188,250
Deferred income tax assets, current	—	143	—	—	143
Other current assets	669	20,500	1,599	—	22,768
Intercompany receivable	57,208	8,759	—	(65,967)	—

Total current assets	58,261	350,767	1,599	(65,967)	344,660

Property and equipment:
Land and land improvements	—	3,027	49,513	—	52,540
Buildings	—	8,069	88,651	—	96,720
Machinery and equipment	—	70,860	—	—	70,860
Construction in progress	—	2,028	—	—	2,028

Property and equipment, at cost	—	83,984	138,164	—	222,148
Accumulated depreciation	—	(65,564)	(26,953)	—	(92,517)

Property and equipment, net	—	18,420	111,211	—	129,631
Investment in subsidiaries	(47,943)	—	—	47,943	—
Other non-current assets	—	19,602	31,126	—	50,728

Total assets	$10,318	$388,789	$143,936	$(18,024)	$525,019

Liabilities:
Current liabilities:
Accounts payable	$59	$62,768	$—	$—	62,827
Bank overdrafts	—	23,089	—	—	23,089
Accrued compensation	—	4,594	—	—	4,594

Current maturities of long-term debt	—	—	1,190	—	1,190

Other current liabilities	—	15,065	483	1,244	16,792
Intercompany payable	9,264	57,947	—	(67,211)	—

Total current liabilities	9,323	163,463	1,673	(65,967)	108,492

Non-current liabilities:
Long-term debt	—	97,200	284,479	—	381,679
Non-current deferred income tax liabilities	—	192	—	—	192
Other non-current liabilities	4	33,661	—	—	33,665

Total liabilities	9,327	294,516	286,152	(65,967)	524,028

Stockholders’ Equity (Deficit)/Parent’s Investment	991	94,273	(142,216)	47,943	991

Total liabilities and equity	$10,318	$388,789	$143,936	$(18,024)	$525,019

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 2, 2011 to October 1, 2011 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(28,315)	$(39,703)	$8,446	$31,257	$(28,315)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	5,413	2,707	—	8,120
Amortization of debt issuance costs	—	2,029	—	—	2,029
Gain from the sale of properties	—	—	(6,939)	—	(6,939)

Gain from property insurance settlement	—	(1,230)	—	—	(1,230)

Changes associated with the ineffective interest rate swap	—	(1,751)	—	—	(1,751)

Gain on modification of lease agreement	—	(1,971)	—	—	(1,971)
Deferred income tax benefit	—	(282)	—	—	(282)

Share-based compensation expense	—	1,578	—	—	1,578
Decrease (increase) in restricted cash	—	443	—	—	443

Equity in earnings of subsidiaries	31,257	—	—	(31,257)	—
Changes in assets and liabilities:
Receivables	—	(65,535)	—	—	(65,535)
Inventories	—	(15,527)	—	—	(15,527)
Accounts payable	1,466	25,175	—	—	26,641
Changes in other working capital	271	5,227	(4,133)	—	1,365
Intercompany receivable	(58,759)	(2,906)	(1,392)	63,057	—
Intercompany payable	3,921	59,139	—	(63,060)	—
Other	17	80	(2,271)	—	(2,174)

Net cash provided by (used in) operating activities	(50,142)	(29,821)	(3,582)	(3)	(83,548)

Cash flows from investing activities:
Investment in subsidiaries	(8,038)	—	8,035	3	—
Property, plant and equipment investments	—	(6,032)	—	—	(6,032)
Proceeds from disposition of assets	—		8,994	—	8,994

Net cash (used in) provided by investing activities	(8,038)	(6,032)	17,029	3	2,962

Cash flows from financing activities:
Net transactions with Parent	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Increase in revolving credit facility	—	21,235	—	—	21,235
Debt financing costs	—	(200)	(2,447)	—	(2,647)
Payment of principal on mortgage	—	—	(38,724)	—	(38,724)
Payments on capital lease obligations	—	(1,224)	—	—	(1,224)

Increase in bank overdrafts	—	7,233	—	—	7,233
Increase in restricted cash related to the mortgage	—	—	27,724	—	27,724

Proceeds from stock rights offering less expenses paid	58,582	—	—	—	58,582
Intercompany receivable	—	—	—	—	—
Intercompany payable	—	—	—	—	—
Other	—	—	—	—	—

Net cash provided by (used in) financing activities	58,582	27,044	(13,447)	—	72,179

Decrease in cash	402	(8,809)	—	—	(8,407)
Balance, beginning of period	384	13,913	—	—	14,297

Balance, end of period	$786	$5,104	$—	$—	$5,890

Noncash transactions
Capital leases	$—	$3,147	$—	$—	$3,147

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 3, 2010 to October 2, 2010 follows (in thousands):

		BlueLinx
	BlueLinx	Corporation
	Holdings	and	LLC
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(32,998)	$(30,234)	$3,101	$27,133	$(32,998)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	7,408	2,881	—	10,289
Amortization of debt issuance costs	—	525	501	—	1,026
Payments from terminating the Georgia-Pacific supply agreement	—	4,706	—	—	4,706
Changes associated with the ineffective interest rate swap	—	(3,217)	—	—	(3,217)

Write-off of debt issuance costs	—	183	—	—	183

Deferred income tax benefit	—	(621)	—	—	(621)

Share-based compensation expense	1,361	1,519	—	—	2,880

Decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	—	6,009	—	—	6,009

Equity in earnings of subsidiaries	27,133	—	—	(27,133)	—
Changes in assets and liabilities:
Receivables	—	(47,294)	—	—	(47,294)
Inventories	—	(22,384)	—	—	(22,384)
Accounts payable	2,794	13,277	—	—	16,071
Changes in other working capital	212	20,758	315	—	21,285
Intercompany receivable	9,460	903	—	(10,363)	—
Intercompany payable	(903)	(9,433)	(27)	10,363	—
Other	(3)	(3,820)	(26)	—	(3,849)

Net cash provided by (used in) operating activities	7,056	(61,715)	6,745	—	(47,914)

Cash flows from investing activities:
Investment in subsidiaries	(1,767)	—	—	1,767	—
Property, plant and equipment investments	—	(2,689)	—	—	(2,689)
Proceeds from disposition of assets	—	689	—	—	689

Net cash (used in) provided by investing activities	(1,767)	(2,000)	—	1,767	(2,000)

Cash flows from financing activities:
Net transactions with Parent	—	—	1,767	(1,767)	—
Repurchase of common stock	(583)	—	—	—	(583)
Increase in revolving credit facility	—	45,996	—	—	45,996
Payments on capital lease obligations	—	(564)	—	—	(564)

Increase in bank overdrafts	—	3,441	—	—	3,441
Increase in restricted cash related to the mortgage	—	—	(8,397)	—	(8,397)

Debt financing costs	—	(6,473)	(48)	—	(6,521)

Intercompany receivable	(4,716)	—	—	4,716	—

Intercompany payable	—	4,716	—	(4,716)	—

Other	6	—	—	—	6

Net cash (used in) provided by financing activities	(5,293)	47,116	(6,678)	(1,767)	33,378

Increase (decrease) in cash	(4)	(16,599)	67	—	(16,536)
Balance, beginning of period	32	29,129	296	—	29,457

Balance, end of period	$28	$12,530	$363	$—	$12,921

Noncash transactions
Capital leases	$—	$1,889	$—	$—	$1,889

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended January 1, 2011 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2011 as filed with the SEC and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:
•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;
•	inventory levels of new and existing homes for sale;
•	general economic and business conditions in the United States;
•	the financial condition and credit worthiness of our customers;
•	the activities of competitors;
•	changes in significant operating expenses;
•	fuel costs;
•	risk of losses associated with accidents;
•	exposure to product liability claims;
•	changes in the availability of capital and interest rates;
•	immigration patterns and job and household formation;
•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;
•	our ability to finalize all necessary agreements for the launch of our privately branded engineered lumber line;
•	customer acceptance of our privately branded engineered lumber line;
•	adverse weather patterns or conditions;
•	acts of war or terrorist activities;
•	variations in the performance of the financial markets, including the credit markets;

•	the other factors described herein under and in our Annual Report on Form 10-K for the year ended January 1, 2011 as filed with the SEC.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Overview
Background
We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of more than 55 distribution centers which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 39% of our third quarter of fiscal 2011 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 61% of our third quarter of fiscal 2011 gross sales.
Industry Conditions
As noted above, we operate in a changing environment in which new risks can emerge from time to time. A number of factors cause our results of operations to fluctuate from period to period. Many of these factors are seasonal or cyclical in nature. Conditions in the United States housing market continue to be at historically low levels. Our operating results have declined during the past several years as they are closely tied to U.S. housing starts. Additionally, the mortgage markets have experienced substantial disruption due to the number of defaults in the market. This disruption and the related defaults have increased the inventory of homes for sale and also have caused lenders to tighten mortgage qualification criteria which further reduces demand for new homes. We expect the downturn in new housing activity will continue to negatively impact our operating results for the foreseeable future. We continue to prudently manage our inventories, receivables and spending in this environment. However, along with many forecasters, we believe U.S. housing demand will improve in the long term based on population demographics and a variety of other factors.
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
The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the third quarter of fiscal 2011, the third quarter of fiscal 2010, the first nine months of fiscal 2011, the first nine months of fiscal 2010, fiscal 2010 and fiscal 2009.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2011	Q3 2010	2011 YTD	2010 YTD	2010	2009
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products	$187	$214	$542	$683	$838	$738
Specialty Products	297	264	849	783	1,005	948
Other(1)	(11)	(13)	(27)	(29)	(39)	(40)

Total Sales	$473	$465	$1,364	$1,437	$1,804	$1,646

Sales Variances
Unit Volume $ Change	$—	$(6)	$(71)	$52	$36	$(1,036)
Price/Other(1)	8	22	(2)	105	122	(98)

Total $ Change	$8	$16	$(73)	$157	$158	$(1,134)

Unit Volume % Change	0.1%	(1.2)%	(4.9)%	3.9%	2.2%	(36.6)%
Price/Other(1)	1.7%	4.8%	(0.1)%	8.4%	7.4%	(4.2)%

Total % Change	1.8%	3.6%	(5.0)%	12.3%	9.6%	(40.8)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, in each case for the third quarter of fiscal 2011, the third quarter of fiscal 2010, the first nine months of fiscal 2011, the first nine months of fiscal 2010, fiscal 2010 and fiscal 2009.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2011	Q3 2010	2011 YTD	2010 YTD	2010	2009
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products	$19	$16	$53	$62	$77	$73
Specialty Products	45	38	123	115	148	132
Other (1)	(6)	(4)	(14)	(11)	(14)	(12)

Total Gross Margin $’s	$58	$50	$162	$166	$211	$193

Gross Margin %’s by Category
Structural Products	10.0%	7.4%	9.8%	9.1%	9.1%	9.9%
Specialty Products	15.1%	14.4%	14.5%	14.7%	14.7%	13.9%
Total Gross Margin %’s	12.3%	10.7%	11.9%	11.6%	11.7%	11.7%
Unit Volume Change by Product
Structural Products	(14.0)%	(4.3)%	(19.2)%	1.7%	(2.5)%	(40.3)%
Specialty Products	11.4%	1.3%	7.7%	5.7%	5.7%	(32.8)%
Total Change in Unit Volume %’s	0.1%	(1.2)%	(4.8)%	3.9%	2.2%	(36.6)%

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the third quarter of fiscal 2011, the third quarter of fiscal 2010, the first nine months of fiscal 2011, the first nine months of fiscal 2010, fiscal 2010 and fiscal 2009.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2011	Q3 2010	2011 YTD	2010 YTD	2010	2009
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$384	$371	$1,091	$1,130	$1,429	$1,251
Direct	100	107	300	336	414	435
Other(1)	(11)	(13)	(27)	(29)	(39)	(40)

Total	$473	$465	$1,364	$1,437	$1,804	$1,646

Gross Margin by Channel
Warehouse/Reload	$57	$48	$156	$159	$201	$177
Direct	7	6	20	18	24	28
Other(1)	(6)	(4)	(14)	(11)	(14)	(12)

Total	$58	$50	$162	$166	$211	$193

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Q3 2011	Q3 2010	2011 YTD	2010 YTD	2010	2009
	(Dollars in millions)
	(Unaudited)
Gross Margin % by Channel
Warehouse/Reload	14.8%	12.9%	14.3%	14.1%	14.1%	14.1%
Direct	7.0%	5.6%	6.7%	5.4%	5.8%	6.4%
Total	12.3%	10.7%	11.9%	11.6%	11.7%	11.7%

(1)	“Other” includes unallocated allowances and adjustments.

Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2011 and fiscal year 2010 each contain 52 weeks.
Results of Operations
Third quarter of Fiscal 2011 Compared to Third quarter of Fiscal 2010
The following table sets forth our results of operations for the third quarter of fiscal 2011 and third quarter of fiscal 2010.

		% of		% of
	Third quarter of	Net	Third quarter of	Net
	Fiscal 2011	Sales	Fiscal 2010	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$472,898	100.0%	$464,690	100.0%
Gross profit	58,278	12.3%	49,942	10.7%
Selling, general and administrative	54,537	11.5%	54,121	11.6%
Depreciation and amortization	2,559	0.5%	3,111	0.7%

Operating income (loss)	1,182	0.2%	(7,290)	(1.6)%
Interest expense	6,963	1.5%	9,121	2.0%
Changes associated with the ineffective interest rate swap	—	0.0%	(1,156)	(0.2)%
Write-off of debt issuance costs	—	0.0%	183	0.0%
Other expense, net	333	0.1%	192	0.0%

Loss before provision for income taxes	(6,114)	(1.3)%	(15,630)	(3.4)%
Provision for (benefit from) income taxes	94	0.0%	(778)	(0.2)%

Net loss	$(6,208)	(1.3)%	$(14,852)	(3.2)%

Net sales. For the third quarter of fiscal 2011, net sales increased by 1.8%, or $8.2 million, to $472.9 million. Sales during the quarter were positively impacted by the planned shift to a higher margin product mix and a moderate increase in volume driven by an increase in housing starts. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) increased by $32.8 million, or 12.4%, compared to the third quarter of fiscal 2010, primarily due to an increase in specialty unit volume of 11.4% and an increase in specialty products prices of 1.0%. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $26.5 million, or 12.4% from a year ago, primarily as a result of a decrease in unit volume of 14.0%, slightly offset by an increase in structural product prices of 1.6%.
Gross profit. Gross profit for the third quarter of fiscal 2011 was $58.3 million, or 12.3% of sales, compared to $49.9 million, or 10.7% of sales, in the prior year period. The increase in gross profit dollars compared to the third quarter of fiscal 2010 was driven primarily by an increase in specialty unit volumes of 11.4% and an increase in specialty products prices of 1.0%. The increase in specialty unit volume was partially offset by a decrease in structural unit volume of 14.0%. The gross margin percentage increased to 12.3% primarily due to a shift in sales mix to the higher gross margin specialty product sales combined with increased margins in both specialty and structural products due to our efforts to manage gross margins across all product categories.
Selling, general, and administrative expenses. Selling, general and administrative expenses were $54.5 million, or 11.5% of net sales, for the third quarter of fiscal 2011, compared to $54.1 million, or 11.6% of net sales, a $0.4 million increase compared to the third quarter of fiscal 2010. The increase in selling, general, and administrative expense included a $1.1 million net reduction in force charge, an increase in variable compensation of $0.6 million and fuel of $1.0 million. These increases were primarily offset by a $2.0 million gain on the modification of the lease for our corporate headquarters in Atlanta, GA and a $1.2 million gain from an insurance recovery on the Newtown, CT facility. Selling, general and administrative expenses for the third quarter of fiscal 2010 included $3.0 million of tender offer expenses, which was offset by a gain of $5.2 million from settlement of the class action lawsuit regarding oriented strand board in which we were a claimant.
Depreciation and amortization. Depreciation and amortization expense totaled $2.6 million for the third quarter of fiscal 2011, compared to $3.1 million for the third quarter of fiscal 2010. The $0.5 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2011 coupled with capital expenditures not keeping pace with our historical purchase levels of property and equipment.

Operating income (loss). Operating income for the third quarter of fiscal 2011 was $1.2 million, or 0.2% of sales, compared to operating loss of $7.3 million, or (1.6)% of sales, in the third quarter of fiscal 2010, reflecting a increase in gross profit dollars of $8.2 million, as a result of factors described above.
Interest expense. Interest expense totaled $7.0 million for the third quarter of fiscal 2011 compared to $9.1 million for the third quarter of fiscal 2010. The $2.1 million decline is largely due to the termination of the ineffective interest rate swap in March of fiscal 2011, which resulted in reduced fees related to the ineffective interest rate swap classified as interest expense of $1.9 million and a $0.6 million reduction in interest expense due to reductions in principal related to the $38.3 million payment made as a result of the mortgage amendment. This decrease was partially offset by a $0.3 million increase in amortization of debt issuance costs and a $0.2 million increase in interest expense incurred on the revolving credit facility. Interest expense included $0.9 million and $0.6 million of debt issue cost amortization for the third quarter of fiscal 2011 and the third quarter of fiscal 2010, respectively. During the third quarter of fiscal 2011, interest expense related to our revolving credit facility and mortgage was $2.1 million and $4.0 million, respectively. During the third quarter of fiscal 2010, interest expense related to our revolving credit facility and mortgage was $1.9 million and $4.6 million, respectively. See “Liquidity and Capital Resources” below for a description of amendments to both the U.S. revolving credit facility and the mortgage.
Changes associated with ineffective interest rate swap. The $1.2 million of income for the third quarter of fiscal 2010 is related to the ineffective interest rate swap which was terminated in March of fiscal 2011.
Provision for(benefit from) income taxes. The effective tax rate was (1.5)% and 5.0% for the third quarter of fiscal 2011 and the third quarter of fiscal 2010, respectively. The effective tax rate in 2011 is driven by a full valuation allowance recorded against our third quarter federal and state benefit, tax expense related to gross receipts, Canadian and certain state taxes. The 5.0% effective rate in 2010 is driven by a full valuation allowance recorded against our third quarter federal and state benefit, tax expense related to gross receipts, Canadian and certain state taxes and income tax expense allocated to accumulated other comprehensive loss.
Net loss. Net loss for the third quarter of fiscal 2011 was $(6.2) million compared to a net loss of $(14.9) million for the third quarter of fiscal 2010 as a result of the above factors.
On a per-share basis, basic and diluted loss applicable to common stockholders for the third quarter of fiscal 2011 and for the third quarter of fiscal 2010 were each $(0.12) and $(0.48), respectively.
First nine months of Fiscal 2011 Compared to First nine months of Fiscal 2010
The following table sets forth our results of operations for the first nine months of fiscal 2011 and the first nine months of fiscal 2010.

	First nine months	% of	First nine months	% of
	of	Net	of	Net
	Fiscal 2011	Sales	Fiscal 2010	Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,364,313	100.0%	$1,436,521	100.0%
Gross profit	162,192	11.9%	166,339	11.6%
Selling, general and administrative	159,760	11.7%	167,724	11.7%
Depreciation and amortization	8,120	0.6%	10,289	0.7%

Operating loss	(5,688)	(0.4)%	(11,674)	(0.8)%
Interest expense	23,754	1.7%	24,641	1.7%
Changes associated with the ineffective interest rate swap	(1,751)	(0.1)%	(3,217)	(0.2)%
Write-off of debt issuance costs	—	0.0%	183	0.0%
Other expense, net	485	0.0%	443	0.0%

Loss before provision for income taxes	(28,176)	(2.1)%	(33,724)	(2.3)%
Provision for (benefit from) income taxes	139	0.0%	(726)	(0.1)%

Net loss	$(28,315)	(2.1)%	$(32,998)	(2.3)%

Net sales. For the first nine months of fiscal 2011, net sales decreased by 5.0%, or $72.2 million, to $1.4 billion. Sales during the first nine months were negatively impacted by a decrease in housing starts and a decrease of 20.7% in structural sales, partially offset by an 8.4% increase in specialty sales. New home construction has a significant impact on our sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, composite decking and metal products (excluding rebar and remesh) increased by $65.3 million or 8.4% compared to the first nine months of fiscal 2010, reflecting a 7.7% increase in unit volume and a 0.7% increase in product prices. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $140.7 million, or 20.7% from a year ago, primarily due to a 19.2% decrease in unit volume and a 1.5% decrease in product prices.
Gross profit. Gross profit for the first nine months of fiscal 2011 was $162.2 million, or 11.9% of sales, compared to $166.3 million, or 11.6% of sales, in the prior year period. The decrease in gross profit dollars compared to the first nine months of fiscal 2010 was driven primarily by a decrease in structural sales of 20.7%, partially offset by an 8.4% increase in specialty sales. The decrease in structural sales is due to a 19.2% decrease in unit volume as a result of the reduced demand in 2011 compared to 2010, which primarily resulted from the expiration of the housing credit in April 2010, and a 1.5% reduction in product prices. The increase in specialty sales is due to a 0.7% increase in product prices and a 7.7% increase in unit volume, which resulted from our focus on growing our specialty sales. The gross margin percentage increased to 11.9% primarily due to a shift in sales mix resulting in an increase in the higher gross margin specialty product sales combined with increased margins in both specialty and structural products due to our efforts to manage gross margins across all product categories.
Selling, general, and administrative. Selling, general and administrative expenses for the first nine months of fiscal 2011 were $159.8 million, or 11.7% of net sales, compared to $167.7 million, or 11.7% of net sales, during the first nine months of fiscal 2010. The decrease in selling, general, and administrative expense included a $2.0 million gain on the modification of the lease for our corporate headquarters in Atlanta, GA, a $1.2 million gain from an insurance recovery on the Newtown, CT facility, and a $6.9 million gain on the sale of real estate in the first nine months of fiscal 2011. These decreases in selling, general, and administrative expenses were partially offset by a $1.3 million reduction in force charge. Selling, general and administrative expenses for the first nine months of fiscal 2010 included $3.0 million of tender offer expenses, which was offset by a gain of $5.2 million from settlement of the class action lawsuit regarding oriented strand board in which we were a claimant.
Depreciation and amortization. Depreciation and amortization expense totaled $8.1 million for the first nine months of fiscal 2011, compared with $10.3 million for the first nine months of fiscal 2010. The $2.2 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2011 coupled with capital expenditures not keeping pace with our historical purchase levels of property and equipment. In addition, certain depreciating assets were sold during the current period.
Operating loss. Operating loss for the first nine months of fiscal 2011 was $(5.7) million, or (0.4)% of sales, compared to $(11.7) million, or (0.8)% of sales, in the prior year period. The change in operating loss is a result of the above factors, including a 30 basis point increase in the gross margin percentage, a decrease in selling, general, and administrative expenses, and a decrease in depreciation resulting primarily from the sale of real estate in the first quarter of 2011.
Interest expense. Interest expense totaled $23.8 million for the first nine months of fiscal 2011 compared to $24.6 million for the first nine months of fiscal 2010. The $0.8 million decrease is largely due to a $3.7 million decrease in swap and other fixed charges due to the termination of the ineffective interest rate swap and a $0.7 decrease in interest expense attributable to the mortgage. This decrease was offset by a $2.4 million increase in interest expense from our U.S. revolving credit facility related to a higher average debt balance and a $1.0 million increase in amortization of debt issuance costs related to the additional costs capitalized for the amendment of the U.S. revolving credit facility in 2010. Interest expense included $2.0 million and $1.0 million of debt issue cost amortization for the first nine months of fiscal 2011 and for the first nine months of fiscal 2010, respectively. During the first nine months of fiscal 2011, interest expense related to our U.S. revolving credit facility and mortgage was $6.4 million and $13.1 million, respectively. During the first nine months of fiscal 2010, interest expense related to our U.S. revolving credit facility and mortgage was $4.0 million and $13.8 million (includes the $0.6 million prepayment penalty), respectively. See “Liquidity and Capital Resources” below for a description of amendments to both the U.S. revolving credit facility and the mortgage.
Changes associated with ineffective interest rate swap. Changes associated with the ineffective interest rate swap totaled $1.8 million of income for the first nine months of fiscal 2011 compared to $3.2 million of income for the first nine months of fiscal 2010. The decrease is primarily related to the change in the swap’s fair value and a decrease in amortization expense due to the termination of the swap in March 2011.

Provision for(benefit from) income taxes. The effective tax rate was (0.5)% and 2.2% for the first nine months of fiscal 2011 and the first nine months of fiscal 2010, respectively. The effective tax rate in 2011 is driven by a full valuation allowance recorded against our year to date federal and state benefit, tax expense related to gross receipts, Canadian and certain state taxes. The 2.2% effective rate in 2010 is driven by a full valuation allowance recorded against our year to date federal and state benefit, tax expense related to gross receipts, Canadian and certain state taxes and income tax expense allocated to accumulated other comprehensive loss.
Net loss. Net loss for the first nine months of fiscal 2011 was $(28.3) million compared to a net loss of $(33.0) million for the first nine months of fiscal 2010 as a result of the above factors.
On a per-share basis, basic and diluted loss per share applicable to common stockholders for the first nine months of fiscal 2011 and for the first nine months of fiscal 2010 were $(0.75) and $(1.08), respectively.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters due to the impact of poor weather on the construction market. During fiscal year 2011 we experienced significant business disruption, in excess of normal seasonal fluctuations, due to the record snow fall in the Northeast in the winter months. Our second and third quarters are typically our strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. Our working capital generally peaks in the third quarter, related to the building season.
Liquidity and Capital Resources
We depend on cash flow from operations and funds available under our revolving credit facilities to finance working capital needs and capital expenditures. We had approximately $148.9 million of excess availability under our amended U.S. revolving credit facility and $1.8 million under our Canadian revolving credit facility, described further below, as of October 1, 2011. As of the period ended October 1, 2011, under our amended U.S. revolving credit facility, we were required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million. If we fail to maintain this minimum excess availability, the amended U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.
On July 22, 2011, we concluded an offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. In conjunction with the rights offering, we entered into an investment agreement with Cerberus ABP Investor LLC, which beneficially owned approximately 55% of our common stock before giving effect to the rights offering, to backstop the rights offering, subject to certain conditions, by purchasing shares of common stock that related to any rights that remained unexercised at the expiration of the rights offering. The rights offering was fully subscribed and as a result the back stop provisions with Cerberus were not utilized. The rights offering resulted in gross proceeds of approximately $60 million. The majority of the gross proceeds from the rights offering of approximately $56 million were used to pay down the U.S. revolving credit facility. We accounted for the rights issued as a component of additional paid in capital as they were indexed to the Company’s equity and there were no net cash settlement provisions. The amendment to our U.S. revolving credit facility, which was a condition to the rights offering, became effective upon the successful completion of the rights offering. In addition, as a condition to the rights offering, we entered into an amendment to our mortgage. We believe that the amounts available from our revolving credit facilities and other sources are sufficient to fund our routine operations and capital requirements for the next 12 months. If economic conditions, especially those related to the housing market, do not improve, we may need to seek additional sources of capital to support our operations.
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

The following tables indicate our working capital and cash flows for the periods indicated.

	October 1, 2011	January 1, 2011
	(Dollars in thousands)
	(Unaudited)
Working capital	$237,855	$236,168

	First nine months of	First nine months of
	Fiscal 2011	Fiscal 2010
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(83,548)	$(47,914)
Cash flows provided by (used in) investing activities	2,962	(2,000)
Cash flows provided by financing activities	72,179	33,378
Working Capital
Working capital increased by $1.7 million to $237.9 million at October 1, 2011 from $236.2 million at January 1, 2011. The increase in working capital was primarily attributable to increases in receivables, inventory, and other current assets partially offset by increases in accounts payable, overdrafts, current maturities of long-term debt, and other current liabilities. We increased inventory levels to meet existing demand, and the increase in accounts receivable are due to seasonal factors common in the building products distribution industry. Our accounts payable and overdrafts increased as we purchased more products to meet existing demand. Current debt also increased due to reclassifying a portion of our long-term debt to current.
Operating Activities
During the first nine months of fiscal 2011, cash flows used in operating activities totaled $83.5 million. The primary drivers of cash flow used in operations were increases in accounts receivable of $65.5 million due to an increase in sales volume coupled with seasonal payment patterns and an increase in inventories of $15.5 million due to an increase in purchases to meet current demand. These cash outflows were offset by an increase in accounts payable of $26.6 million due the seasonality of our business and the related purchasing patterns.
During the first nine months of fiscal 2010, cash flows used in operating activities totaled $47.9 million. The primary drivers of cash flow used in operations were increases in accounts receivable of $47.3 million due to an increase in sales volume coupled with seasonal payment patterns and a increase in inventories of $22.4 million due to an increase in purchases for new specialty programs and to meet increased demand associated with seasonality. In addition, we had a $22.5 million decrease in cash flows in operating activities due to our net loss of $33.0 million partially offset by non-cash charges of $10.5 million. These cash outflows were offset by an increase in accounts payable of $16.1 million due the seasonality of our business; a decrease in other working capital of $21.3 million largely due to a federal tax refund of $20.0 million received in fiscal 2010; and a decrease in restricted cash related to the interest rate swap and insurance of $6.0 million.
Investing Activities
During the first nine months of fiscal 2011 and fiscal 2010, cash flows provided by (used in) investing activities totaled $3.0 million and $(2.0) million, respectively.
During the first nine months of fiscal 2011 and fiscal 2010, our expenditures for property and equipment were $6.0 million and $2.7 million, respectively. These expenditures were used primarily to purchase a replacement property for a facility sold during the first quarter of 2011, computer equipment and leasehold improvements. Our capital expenditures for fiscal 2011 are anticipated to be paid from our revolving credit facilities.
Proceeds from the disposition of property totaled $9.0 million and $0.7 million for the first nine months of fiscal 2011 and fiscal 2010, respectively. The proceeds from disposition of assets in the first nine months of fiscal 2011 were primarily related to the sale of our Nashville facility for $6.9 million.

Financing Activities
Net cash provided by financing activities was $72.2 million and $33.4 million during the first nine months of fiscal 2011 and the first nine months of fiscal 2010, respectively. The net cash provided by financing activities primarily reflected an increase in the balance of our revolving credit facilities of $21.2 million, an increase in bank overdrafts of $7.2 million, a decrease in restricted cash related to our mortgage of $27.7 million, and an increase in cash flows attributable to the stock rights offering, net of expenses, which totaled $58.6. These increases were offset by payments made on our mortgage totaling $38.7 and debt financing costs of $2.6 million. See Note 8 for discussion of future mortgage principal payments. The net cash provided by financing activities in the first nine months of fiscal 2010 primarily reflected an increase in the balance of our U.S. revolving credit facility of $46.0 million and an increase in bank overdrafts of $3.4 million partially offset by an increase in restricted cash related to our mortgage of $8.4 million and debt financing costs of $6.5 million.
Debt and Credit Sources
As of October 1, 2011, we had outstanding borrowings of $115.6 million and excess availability of $148.9 million under the terms of our U.S. revolving credit facility (the “U.S. revolving credit facility). The interest rate on the U.S. revolving credit facility was 4.2% at October 1, 2011. As of October 1, 2011 and January 1, 2011, we had outstanding letters of credit totaling $2.6 million and $5.9 million, respectively, primarily for the purposes of securing collateral requirements under the interest rate swap (which was terminated in March of 2011), casualty insurance programs and for guaranteeing lease and certain other obligations.
On July 7, 2010, we reached an agreement with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, and the other signatories to our existing U.S. revolving credit facility, dated August 4, 2006, as amended, to amend the terms thereof. This amendment extended the date of final maturity of the facility to January 7, 2014 and decreased the maximum availability under the agreement from $500 million to $400 million. This amendment also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million. As a result of reducing our maximum borrowing capacity from $500 million to $400 million, we recorded expense of $0.2 million in fiscal 2010 for the write-off of debt issuance costs associated with the reduction in borrowing capacity. We also incurred $6.5 million in new debt issuance costs, which we capitalized and will continue to amortize to interest expense over the renewed debt term.
On May 10, 2011, we entered into an amendment to our U.S. revolving credit facility, which became effective on July 29, 2011, following the successful completion of the rights offering described below. Certain components of the borrowing base calculation and excess liquidity calculation were adjusted as part of this amendment. The most significant of the changes included in the amendment are described in the discussion of the terms and covenants of the U.S. revolving credit facility below.
As of October 1, 2011, under the amended agreement, our U.S. revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million (the “Excess Availability Threshold”). We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures. The amount of our eligible accounts receivable included in the calculation of the borrowing base is 87.5%. Under the amended U.S. revolving credit facility agreement, the applicable percentage of the net liquidation value of our eligible inventory included in the calculation of the borrowing base is 90% for the periods January to March 2012 and January to March 2013, subject to specified EBITDA targets. The percentage of the net liquidation value of our eligible inventory included in the borrowing remains the same as under the original agreement outside of the time period just specified. Also included in the calculation of our excess availability is certain cash on the balance sheet, which is subject to a deposit account control agreement. The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of October 1, 2011 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants. We had $148.9 million and $103.4 million of availability as of October 1, 2011 and January 1, 2011, respectively. Our lowest level of fiscal month end availability in the last three years as of October 1, 2011 was $94.0 million. We do not anticipate our excess availability in fiscal 2011 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio with our current operating results. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability falls below the greater of $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million on any date or in the event of default. Our amended U.S. revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

On July 22, 2011, we concluded an offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. In conjunction with the rights offering, we entered into an investment agreement with Cerberus ABP Investor LLC, which beneficially owned approximately 55% of our common stock before giving effect to the rights offering, to backstop the rights offering, subject to certain conditions, by purchasing shares of common stock that related to any rights that remained unexercised at the expiration of the rights offering. The rights offering was fully subscribed and as a result the backstop provisions with Cerberus were not utilized. The rights offering resulted in gross proceeds of approximately $60 million. The majority of the gross proceeds from the rights offering of approximately $56 million were used to pay down the U.S. revolving credit facility. A payment on the U.S. revolving credit facility of $50.0 million was made on July 29, 2011 and an additional payment of $6.0 million was made on August 1, 2011. We accounted for the rights issued as a component of additional paid in capital as they were indexed to the Company’s equity and there were no net cash settlement provisions. The amendment to our U.S. revolving credit facility, which was a condition to the rights offering, became effective upon the successful completion of the rights offering. In addition, as a condition to the rights offering, we entered into an amendment to our mortgage. The amendment to the mortgage is described below.
On August 12, 2011, our subsidiary BlueLinx Canada entered into a revolving credit agreement (the “Canadian revolving credit facility”) with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”). The maturity date of this agreement is August 12, 2014. The Canadian revolving credit facility provides for an asset-based revolving credit facility with an aggregate lender commitment of up to $10 million at any time outstanding, subject to borrowing base availability. In addition, the Canadian revolving credit facility provides for an additional $5 million uncommitted accordion credit facility. Revolving loan (and letter of credit) availability under the facility is subject to a borrowing base. The amount of our eligible Canadian accounts receivable included in the calculation of the borrowing base is 85%. The amount of our eligible inventory included in the calculation of the borrowing base is 65%. The sum of items included in the borrowing base is reduced by $0.5 million (the “availability block”) and other availability reserves. In addition to paying interest on outstanding principal under the facility, we are required to pay a fee in respect of committed but unutilized commitments equal to 0.25% per annum. As of October 1, 2011, we had outstanding borrowings of $2.8 million and excess availability of $1.8 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 4.0% at October 1, 2011. The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year. As of October 1, 2011 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants.
We believe that the amounts available from our revolving credit facilities and other sources are sufficient to fund our routine operations and capital requirements for the next 12 months. If economic conditions, especially those related to the housing market, do not improve, we may need to seek additional sources of capital to support our operations.
On July 14, 2011, we entered into an amendment to the mortgage which (i) eliminated the requirement to obtain lender approval for any transfer of equity interests that would reduce Cerberus ABP Investor LLC’s ownership in the Company and certain of our subsidiaries, directly or indirectly, to less than 51%, (ii) provided for the immediate prepayment of $38.3 million of the indebtedness under the mortgage without incurring a prepayment premium from funds currently held as collateral under the mortgage and, if certain conditions are met, will allow for an additional prepayment on or after July 30, 2014 from funds held as collateral without incurrence of a prepayment premium, (iii) allow us, at the lenders’ reasonable discretion, to use a portion of the cash held as collateral under the mortgage for specified alterations, repairs, replacements and other improvements to the mortgaged properties, and (iv) in the event certain financial conditions are met and the Company extends the Amended and Restated Master Lease by and among certain of our subsidiaries with respect to properties covered by the mortgage for an additional five years, we may request the lenders to disburse to the Company a portion of the cash held as collateral under the mortgage. In conjunction with the modification of our mortgage agreement we incurred approximately $2.9 million in debt fees that were capitalized and are being amortized over the remaining term of the mortgage.
On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate U.S. revolving credit facility. The interest rate swap was terminated in March of 2011. The interest rate swap had a notional amount of $150 million and the terms called for us to receive interest monthly at a variable rate equal to 30-day LIBOR and to pay interest monthly at a fixed rate of 5.4%. This interest rate swap was designated as a cash flow hedge. During fiscal 2009, our debt levels decreased below the interest rate swap notional, at which point the hedge became ineffective in offsetting future changes in expected cash flows during the remaining term of the interest rate swap.

Changes associated with the ineffective interest rate swap recognized in the Consolidated Statements of Operations for the period from January 1, 2011 to October 1, 2011 was approximately $1.8 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.4 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero. Due to the termination of the swap in the first quarter of 2011, there was no activity for the quarter ended October 1, 2011. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statements of Operations for the period from January 3, 2010 to October 2, 2010 were approximately $3.2 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $1.6 million offset by income of $4.8 million related to current year changes in the fair value of the ineffective interest rate swap liability. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statements of Operations for the period July 4, 2010 to October 2, 2010 were approximately $1.2 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $0.5 million offset by income of $1.7 million related to current year changes in the fair value of the ineffective interest rate swap liability. The fair value of our swap liability at January 1, 2011 was $2.2 million.
The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of July 2, 2011 (in thousands):

Balance at January 1, 2011	$444
Amortization of accumulated other comprehensive loss recorded to interest expense	(444)

Balance at October 1, 2011	$—

Contractual Obligations
As part of the amendment to our mortgage and U.S. revolving credit facility, described above, payments of $38.3 million and approximately $56 million, respectively, were made in July 2011.
During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, GA related to the unoccupied 4100 building. This amendment released us from our obligations with respect to this unoccupied space as of January 31, 2012, in exchange for a $5.0 million space remittance fee, due on or before that date. In addition, we are obligated to pay $1.2 million on or before December 31, 2013 to be used for tenant improvements. The provisions relating to the occupied 4300 building remain unchanged. Under the existing provisions, the current term of the lease ends on January 31, 2019. The amendment resulted in a reduction of our restructuring reserve of approximately $2.0 million, with the credit recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations.
Our three-year purchase agreement with Georgia-Pacific Wood Products LLC will expire on February 12, 2012 in accordance with its terms. We plan to launch a complete line of privately branded engineered lumber products, which we anticipate will be available beginning on February 13, 2012.
There have been no other material changes to our contractual obligations from those disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
Stock-Based Compensation
We have two stock-based compensation plans covering officers, directors, certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options or granting of restricted stock, out of the total amount of common shares authorized for issuance under the 2004 Plan and the 2006 Plan. During the first nine months of fiscal 2011, the Compensation Committee granted 618,972 restricted shares of our common stock to certain of our officers and directors. Restricted shares of 364,303 vested in the first nine months of 2011 due to completion of the vesting term.

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
During the first nine months of fiscal 2011, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ITEM 1A.	RISK FACTORS
There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011 as filed with the SEC.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

10.1
Canadian Credit Agreement, dated August 12, 2011, by and among BlueLinx Canada, CIBC Asset-Based Lending Inc. and the lenders from time to time parties thereto (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on August 16, 2011).

10.2
The Third Amendment, dated May 10, 2011, to the Amended and Restated Loan and Security Agreement, dated August 4, 2006, as amended, by and between the Operating Company, Wells Fargo and the other signatories listed therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 12, 2011).

10.3
The Fourth Amendment, dated August 11,2011, to the Amended and Restated Loan and Security Agreement, dated August 4, 2006, as amended, by and between the Operating Company, Wells Fargo and the other signatories listed therein (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 16, 2011).

10.4
The Fifth Amendment to Loan and Security Agreement, dated July 14, 2011, to the Loan and Security Agreement, dated June 9, 2006, as amended, by and among the Company and certain of its subsidiaries and U.S. Bank National Association in its capacity as trustee for the registered holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2006-C 27, as successor in interest to German American Capital Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 14, 2011)

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

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

BlueLinx Holdings Inc. (Registrant)
Date: November 4, 2011	/s/ H. Douglas Goforth
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