Form 10-K
period 2011-12-31
BlueLinx Holdings Inc.
filed 2012-02-27
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-32383

BLUELINX HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0627356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 Wildwood Parkway, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

770-953-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 2, 2011 was $26,336,336, based on the closing price on the New York Stock Exchange of $2.24 per share on July 1, 2011.

As of February 24, 2012, the registrant had 63,726,094 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of BlueLinx Holdings Inc.’s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders, to be held on May 17, 2012, are incorporated by reference into Part III hereof.

BLUELINX HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

Forward-looking statements are based on estimates and assumptions made by us that, although believed by us to be reasonable, involve inherent risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

•	the acceptance by our customers of our privately branded products;

•	inventory levels of new and existing homes for sale;

•	general economic and business conditions in the United States;

•	the financial condition and credit worthiness of our customers;

•	the activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	immigration patterns and job and household formation;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities, including cyber intrusion;

•	variations in the performance of the financial markets, including the credit markets; and

•	the risk factors discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K.

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

PART I

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us” and “our” refer to BlueLinx Holdings Inc. and its subsidiaries. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating company” when necessary. Reference to “fiscal 2011” refers to the 52-week period ended December 31, 2011. Reference to “fiscal 2010” refers to the 52-week period ended January 1, 2011. Reference to “fiscal 2009” refers to the 52-week period ended January 2, 2010.

ITEM 1. BUSINESS.

Company Overview

BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation, is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of December 31, 2011, we distributed approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of approximately 55 distribution centers.

We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 39%, 46% and 44% of our fiscal 2011, fiscal 2010, and fiscal 2009 gross sales, respectively, include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Specialty products, which represented approximately 61%, 54% and 56% of our fiscal 2011, fiscal 2010, and fiscal 2009 gross sales, respectively, include roofing, insulation, specialty panels, moulding, engineered wood products, vinyl products (used primarily in siding), outdoor living and metal products (excluding rebar and remesh).

Our customers include building materials dealers, industrial users of building products, manufactured housing builders and home improvement centers. We purchase products from over 750 vendors and serve as a national distributor for a number of our suppliers. We distribute products through our owned and leased fleet of over 550 trucks and over 950 trailers, as well as by common carrier.

Our principal executive offices are located at 4300 Wildwood Parkway, Atlanta, Georgia 30339 and our telephone number is (770) 953-7000. Our filings with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, are accessible free of charge at our official website, www.BlueLinxCo.com. We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics, our board committee charters and our corporate governance guidelines are publicly available without charge at www.BlueLinxCo.com or without charge upon request by writing to BlueLinx Holdings Inc., Attn: Corporate Secretary, 4300 Wildwood Parkway, Atlanta, Georgia 30339. If we make substantial amendments to our Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K. The reference to our website does not constitute incorporation by reference of the information contained at the site, and our website is not considered part of this filing.

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

Products and Services

As of December 31, 2011, we distributed approximately 10,000 different structural and specialty products to approximately 11,500 customers nationwide. Our structural products are primarily used for structural support, walls, flooring and roofing in construction projects. Additional end-uses of our structural products include outdoor decks, sheathing, crates and boxes. Our specialty products include engineered lumber, roofing, insulation, metal products (excluding rebar and remesh), vinyl products (used primarily in siding), moulding, outdoor living and particle board. In some cases, these products are branded by us.

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

Distribution Channels

We sell products through three main distribution channels:

Warehouse Sales

Warehouse sales are delivered from our warehouses to dealers, home improvement centers and industrial users. We deliver products primarily using our fleet of over 550 trucks and over 950 trailers, but also occasionally use common carriers for peak load flexibility. We operate in all of the major metropolitan areas in the United States through our network of approximately 55 distribution centers. Our warehouses have approximately ten million square feet of space under roof plus significant outdoor storage space. Warehouse sales accounted for approximately 66% of our fiscal 2011 and fiscal 2010 gross sales.

Reload Sales

Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product in order to expand our geographic reach. This channel is employed primarily to service strategic customers that would be uneconomical to service from our warehouses and to distribute large volumes of imported products such as metal or hardwood plywood from port facilities. Reload sales accounted for approximately 13% and 11% of our gross sales in fiscal 2011 and fiscal 2010, respectively.

Direct Sales

Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 21% and 23% of our fiscal 2011 and fiscal 2010 gross sales, respectively.

Customers

As of December 31, 2011, our customer base included approximately 11,500 customers across multiple market segments and various end-use markets, including the following types of customers:

•	building materials dealers;

•	industrial users of building products;

•	manufactured housing builders; and

•	home improvement centers.

In fiscal 2011, Lowes Companies, Inc. (and its affiliated companies) was our largest customer, accounting for approximately 10.4% of total sales. Although not anticipated in the near term, the loss of this customer could negatively impact our business.

Sales and Marketing

Our sales efforts are directed primarily through our sales force of 436 sales representatives, of which 237 are primarily located at our two sales centers in Denver and Atlanta. Within these sales centers, our sales representatives interact with our customers over the telephone. The remaining 199 sales representatives are located throughout the country and are responsible for maintaining a local dialogue with our customers, including making frequent, in-person visits.

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

Suppliers

As of December 31, 2011, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts, freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, and consigned inventory.

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

On February 12, 2012, our three-year purchase agreement with G-P for engineered lumber expired in accordance with its terms. We continue to distribute a variety of G-P building products, but no longer are contractually obligated to make minimum purchases of products from G-P or to purchase certain products exclusively from G-P.

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

Trademarks

As of December 31, 2011, we had 41 U.S. trademark applications and registrations, one issued U.S. patent and one Canadian trademark registration. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic. Registrations of trademarks generally can be renewed indefinitely as long as the trademarks are in use. Our patent expires in September 2013. We do not believe our business is dependent on any one of our trademarks or on our patent.

Employees

As of December 31, 2011 we employed approximately 1,860 persons on a full-time basis. Approximately 30% of our employees were represented by various labor unions. As of December 31, 2011, we had 42 collective bargaining agreements, of which 5, covering approximately 80 total employees, are up for renewal in fiscal 2012. Of the five collective bargaining agreements expiring in fiscal 2012, one will expire in each of the first three quarters of fiscal 2012 and two will expire in the fourth quarter of fiscal 2012. Two additional collective bargaining agreements, which cover approximately 80 total employees will expire on December 31, 2013. Five collective bargaining agreements, covering approximately 50 employees, renewed in 2011. We consider our relationship with our employees generally to be good.

Executive Officers

The following table contains the name, age and position with our Company of each of our executive officers as of December 31, 2011.

	September 30,	September 30,
Name	Age	Position
George R. Judd	50	President and Chief Executive Officer
H. Douglas Goforth	48	Chief Financial Officer and Treasurer
Dean A. Adelman	46	Chief Administrative Officer
Ned M. Bassil	46	Chief Supply Chain Officer

George R. Judd has served as our Chief Executive Officer since November 2008 and as our President since May 2004. Prior to that time, he worked for G-P in a variety of positions managing both inside and outside sales, national accounts and most recently as Vice President of Sales and Eastern Operations from 2002-2004. From 2000 until 2002, Mr. Judd worked as Vice President of the North and Midwest regions of the Distribution Division. He served as Vice President of the Southeast region from 1999 to 2000. He graduated from Western Connecticut State University in 1984 with a Bachelor’s degree in Marketing.

H. Douglas Goforth has served as our Senior Vice President, Chief Financial Officer and Treasurer since February 2008. From November 2006 until February 2008, Mr. Goforth served as Vice President and Corporate Controller for Armor Holdings Inc. which was acquired by BAE Systems in July 2007. Previously he served as Corporate Controller for BlueLinx from May 2004 until October 2006, where he played a key role in our 2004 IPO. From 2002 until 2004 he served as

Controller for the Distribution Division of G-P. Mr. Goforth has 25 years of combined accounting, finance, treasury, acquisition and management experience with leading distribution and manufacturing companies including Mitsubishi Wireless Communications, Inc., Yamaha Motor Manufacturing, Inc. and Ingersoll-Rand. .Mr. Goforth is a North Carolina State Board Certified Public Accountant and earned a Bachelor of Science in Accounting from Mars Hill College in North Carolina.

Dean A. Adelman has served as our Chief Administrative Officer since May 2008 and as our Vice President, Human Resources since October 2005. Prior to that time, he served as Vice President Human Resources, Staff Development & Training for Corrections Corporation of America. Previously, Mr. Adelman served as Vice President Human Resources for Arby’s Inc. (formerly RTM Restaurant Group) from 1998 to 2002. From 1991 to 1998, Mr. Adelman served as senior counsel for G-P. Mr. Adelman received his Masters of Business Administration from the Kellogg School of Management at Northwestern University, a Juris Doctor degree from the University of Georgia School of Law, and a Bachelor of Arts degree from the University of Georgia.

Ned M. Bassil has served as our Senior Vice President, Chief Supply Chain Officer since December 2011. Prior to that, Mr. Bassil was a Senior Partner at Bahou Heritage a boutique firm providing large industrial clients with customized advisory services, from 2009 to 2011 and from 2006 to 2007. Mr. Bassil held the role of Group CEO at Azadea Holdings from 2008 to 2009, overseeing operations at over 350 retail outlets in 12 countries in Europe, the Middle East, & Africa, in the areas of Fashion, Food & Beverage, and Home Furnishings, in addition to Real Estate development activities. Mr. Bassil also held a number of senior management roles such as VP Global Operations, Senior VP Operations and Director of Operational Excellence, at Black & Decker from 2004 to 2005, Philips Electronics from 1998 to 2004 and Allied Signal (Honeywell) from 1996 to 1998 in the durable consumer goods, consumer electronics and lighting, and automotive industries, respectively. Mr. Bassil received his Masters of Business Administration from the Wharton School at the University of Pennsylvania, a Masters in Engineering from Youngstown State University, and a Bachelor of Science in Electrical Engineering from Youngstown State University. He is fluent in 4 languages and his experience has spanned the Americas, Europe, Asia, and the Middle East.

Environmental and Other Governmental Regulations

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

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include general economic conditions, employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence. The downturn in the residential construction market is in its sixth consecutive year and it is one of the most severe housing downturns in United States history. Along with high unemployment, tighter lending standards and general economic uncertainty, there is an oversupply of unsold homes on the market and the pool of qualified home buyers has declined significantly. Moreover, the government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and providing relief to homeowners facing foreclosure have had limited results. In 2009, the government provided eligible home buyers a tax credit that was extended until April 30, 2010. As a result of the home buyers’ tax credit, the residential construction market improved during the first and second quarters of fiscal 2010, but experienced a decline in the third and fourth quarters of fiscal 2010 following expiration of the credits. While the residential construction market experienced marginal improvement in fiscal 2011, it is unclear if and to what extent the residential construction market will improve during fiscal 2012.

Our results of operations have been adversely affected by the severe downturn in new housing activity in the United States and we expect the severe downturn in new housing activity to continue to adversely affect our operating results in 2012. A prolonged continuation of the current downturn and any future downturns in the markets that we serve or in the economy generally will have a material adverse effect on our operating results, liquidity and financial condition. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to the downturn or the government’s attempts to address the difficulties in the economy will be successful.

A significant portion of our sales are on credit to our customers. Material changes in their credit worthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. Continued market disruptions could cause additional economic downturns, which may lead to lower demand for our products and increased incidence of customers’ inability to pay their accounts. Bankruptcies by our customers may cause us to incur bad debt expense at levels higher than historically experienced. In fiscal 2011, approximately 0.1% in bad debt expense to total net sales was incurred related to credit sales. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial position becomes impaired, it could have a significant impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity. In addition, certain of our suppliers potentially may be impacted as well, causing disruption or delay of product availability. These events would adversely impact our results of operations, cash flows and financial position.

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness or to maintain our required level of excess liquidity.

We have a substantial amount of debt. As of December 31, 2011, we had outstanding borrowings of $93.4 million and excess availability of $115.7 million under the terms of our U.S. revolving credit facility (the “U.S. revolving credit facility”), outstanding borrowing of $1.1 million and excess availability of $2.6 million under our Canadian revolving credit facility and outstanding letters of credit totaling $2.7 million. We also have a mortgage loan in the amount of $243.3 million.

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

•	expose us to interest rate fluctuations because the interest rate on the debt under our U.S. revolving credit facility is variable;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. Obtaining additional capital or restructuring our debt could be accomplished in part through new or additional borrowings or placements of debt or equity securities. There is no assurance that we could obtain additional capital or restructure our debt on terms acceptable to us or at all. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations under the revolving credit facilities are secured by a first priority security interest in all of our operating company’s inventories, receivables and proceeds from those items. In addition, our mortgage loan is secured by the majority of our real property. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all. We may incur substantial additional indebtedness in the future, including under the revolving credit facilities. Our incurrence of additional indebtedness would intensify the risks described above.

The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business, including requiring us to maintain a minimum level of excess liquidity.

Our revolving credit facilities and mortgage loan contain various restrictive covenants and restrictions, including financial covenants customary for asset-based loans that limit our management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•	incur additional debt;

•	grant liens on assets;

•	make investments, including capital expenditures;

•	sell or acquire assets outside the ordinary course of business;

•	engage in transactions with affiliates; and

•	make fundamental business changes.

Under our U.S. revolving credit facility, we are required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million. If we fail to maintain this minimum excess availability, the U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures. If we fail to comply with the restrictions in the U.S. revolving credit facility, the Canadian revolving credit facility, the mortgage loan documents or any other current or future financing agreements, a default may allow the creditors under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds.

We are dependent upon a single supplier, G-P, for a significant percentage of our products.

Although we have been working to diversify our supplier base, we are still dependent on G-P for a significant percentage of our products. Purchases from G-P accounted for approximately 11% and 12% of our purchases during fiscal 2011 and fiscal 2010, respectively. On February 12, 2012, our three-year purchase agreement with G-P for engineered lumber expired in accordance with its terms. As of that date, we operate without a supply agreement for any of the products that we purchase from G-P. As a result, our purchases from G-P are subject to greater volatility with respect to sales terms, including volume and pricing, than when we had a long-term supply agreement in place. In addition, if we are unable to agree on supply arrangements for these products or if G-P otherwise discontinues sales of product to us, we could experience a product shortage unless and until we obtain a replacement supplier or suppliers. We may not be able to obtain replacement products on favorable economic terms. An inability to replace products on favorable economic terms could adversely impact our net sales and our costs, which in turn could impact our gross profit, net income and cash flows.

Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.

Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could put pressure on our gross margins or have a material adverse effect on our financial condition, operating results, and cash flows.

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

As of December 31, 2011, approximately 30% of our employees were represented by various labor unions. As of December 31, 2011, we had 42 collective bargaining agreements, of which 5, covering approximately 80 total employees, are up for renewal in fiscal 2012. Two additional collective bargaining agreements, which cover approximately 80 total employees, will expire on December 31, 2012. Although we have historically had good relations with our unionized employees and expect to renew the collective bargaining agreements that will expire in 2012, no assurances can be provided that we will be able to reach a timely agreement as to the renewal of the agreements and their expiration or continued expired status, as applicable, could result in a work stoppage. In addition, we may become subject to material cost increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our selling, general and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general and administrative expenses. All of these factors could negatively impact our operating results and cash flows.

Increases in the cost of employee benefits, such as pension and other postretirement benefits, could impact our financial results and cash flow.

Unfavorable changes in the cost of our pension retirement benefits and current employees’ medical benefits could materially impact our financial results and cash flow. We sponsor several defined benefit pension plans covering substantially all of our hourly employees. Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates. In addition, the amount and timing of our pension funding obligations can be influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974 (ERISA), the Pension Protection Act, Congressional Acts, or other governing bodies. During fiscal 2010 and 2011, we met our required contribution to our defined benefit pension plans. As of December 31, 2011, the net unfunded status of our benefit plan was $35.5 million. The Company’s required cash contribution to the pension plan in 2012 is approximately $4.1 million. This contribution is comprised of approximately $1.2 million related to our 2011 minimum required contribution and approximately $2.9 million related to our 2012 minimum required contribution. The Company’s minimum required contribution for plan year 2012 is $5.4 million. The Company will fund the $1.2 million related to its 2011 minimum required contribution with cash in 2012. However, in an effort to preserve additional cash for operations, we intend to seek a waiver from the Internal Revenue Service (the “IRS”) for our 2012 minimum required contribution. If we are granted the requested waiver, our contributions for 2012 will be deferred and amortized over the following five years, increasing our future minimum required contributions. No assurances can be provided, however, that any such waiver request will be granted.

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

We use our own fleet of over 550 trucks and over 950 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, will increase our selling, general and administrative expenses and reduce our operating results.

Environmental laws impose risks and costs on us.

Our operations are subject to federal, state, provincial and local laws, rules and regulations governing the protection of the environment, including, but not limited to, those regulating discharges into the air and water, the use, handling and disposal of hazardous or toxic substances, the management of wastes, the cleanup of contamination and the control of noise and odors. We have made, and will continue to make, expenditures to comply with these requirements. While we believe, based upon current information, that we are in substantial compliance with all applicable environmental laws, rules and regulations, we could be subject to potentially significant fines or penalties for any failure to comply. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at that real property, may be held liable for the cost to investigate or clean up such real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former warehouse facilities, or at a landfill or other location where we have disposed of, or arranged for the disposal of, wastes. G-P has agreed to indemnify us against any claim arising from environmental conditions that existed prior to May 7, 2004 in connection with the properties we acquired when we purchased the assets of the Division from G-P. We also carry environmental insurance. However, any remediation costs either not related to conditions existing prior to May 7, 2004 or on properties acquired after May 7, 2004 may not be covered by indemnification. In addition, certain remediation costs may not be covered by insurance. We could also be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations. Increasingly stringent environmental requirements, more aggressive enforcement actions, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

Affiliates of Cerberus control us and may have conflicts of interest with other stockholders in the future.

Cerberus, which we refer to as the controlling stockholder, beneficially owned approximately 54% of our common stock as of December 31, 2011. As a result, the controlling stockholder will continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial.

The controlling stockholder is controlled by Cerberus Capital Management. Four of our eight directors are, or recently were, employees of or advisors to Cerberus Capital management. The controlling stockholder also has sufficient voting power to amend our organizational documents. The interests of the controlling stockholder may not coincide with the interests of other holders of our common stock. Additionally, the controlling stockholder is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The controlling stockholder may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the controlling stockholder continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, because we are a controlled company within the meaning of the New York Stock Exchange rules, we are exempt from the NYSE requirements that our board be composed of a majority of independent directors, that our compensation committee be composed entirely of independent directors, and that we maintain a nominating/corporate governance committee composed entirely of independent directors.

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

We may incur substantial costs relating to G-P’s product liability related claims.

G-P is a defendant in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to products containing asbestos. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by G-P. Although the terms of the asset purchase agreement provide that G-P will indemnify us against all obligations and liabilities arising out of, relating to or otherwise in any way in respect of any product liability claims (including, without limitation, claims, obligations or liabilities relating to the presence or alleged presence of asbestos-containing materials) with respect to products purchased, sold, marketed, stored, delivered, distributed or transported by G-P and its affiliates, including the Division prior to the acquisition, it could be possible that circumstances may arise under which asbestos-related claims against G-P could cause us to incur substantial costs.

For example, in the event that G-P is financially unable to respond to an asbestos product liability claim, plaintiffs’ lawyers may, in order to obtain recovery, attempt to sue us, in our capacity as owner of assets sold by G-P, despite the fact that the assets sold to us did not contain asbestos. Asbestos litigation has, over the years, proved unpredictable, as the aggressive and well-financed asbestos plaintiffs’ bar has been creative, and often successful, in bringing claims based on novel legal theories and on expansive interpretations of existing legal theories. These claims have included claims against companies that did not manufacture asbestos products. As a result of these factors, a number of companies have been held liable for amounts far in excess of their perceived exposure. Although we believe, based on our understanding of the law as currently interpreted, that we should not be held liable for any of G-P’s asbestos-related claims, and, to the contrary, that we would prevail on summary judgment on any such claims, there is nevertheless a possibility that new theories could be developed, or that the application of existing theories could be expanded, in a manner that would result in liability for us. Any such liability ultimately could be borne by us if G-P is unable to fulfill its indemnity obligation under the asset purchase agreement with us.

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

Our business employs systems and a website that allow for the secure storage and transmission of customers’ proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business. As cyber attacks become more sophisticated generally, we may be required to incur significant costs to strengthen our systems from outside intrusions and/or obtain insurance coverage related to the threat of such attacks.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own 53 warehouse facilities and lease 2 additional warehouse facilities. The total square footage under roof at our owned and leased warehouses is approximately 10 million square feet. Our Denver sales center and 52 of our owned warehouse facilities secure our mortgage loan.

Our corporate headquarters located at 4300 Wildwood Parkway, Atlanta, Georgia 30339 is approximately 150,000 square feet. During the fourth quarter of fiscal 2007, as part of a restructuring effort, we vacated approximately 100,000 square feet of our corporate headquarters space in the building located at 4100 Wildwood Parkway, Atlanta, Georgia 30339. During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, Georgia related to the unoccupied 4100 building. This amendment released us from our obligations with respect to this unoccupied space as of January 31, 2012, in exchange for a $5.0 million space remittance fee. In addition, we are obligated to pay $1.2 million on or before December 31, 2013 to be used for tenant improvements. The provisions relating to the occupied 4300 building remain unchanged. Under the existing provisions, the current term of the lease ends on January 31, 2019. The amendment resulted in a reduction of our restructuring reserve of approximately $2.0 million, with the credit recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations.

The following table summarizes our real estate facilities including their inside square footage:

	September 30,	September 30,	September 30,
Facility Type	Number	Owned Facilities (ft(2))	Leased Facilities (ft(2))
Office Space(1)	3	68,721	251,885
Warehouses	55	9,585,733	320,675

TOTAL	58	9,654,454	572,560

(1)	Includes corporate headquarters in Atlanta, the Denver Sales Center and a call center in Vancouver.

We also store materials outdoors, such as lumber and rebar, at all of our warehouse locations, which increases their distribution and storage capacity. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear. We believe that our facilities have sufficient capacity to meet current and projected distribution needs.

ITEM 3. LEGAL PROCEEDINGS.

BlueLinx, its directors, and Cerberus ABP Investor LLC (“CAI”) were named as defendants in the following putative shareholder class actions filed in the Superior Courts of Fulton and Cobb Counties, Georgia, the United States District Court for the Northern District of Georgia, the Chancery Court for the State of Delaware, and the Supreme Court of the State of New York in connection with the proposed tender offer announced by CAI on July 21, 2010 and commenced by CAI on August 2, 2010: Habiniak, et al. v. Cohen, et al., Fulton County Superior Court, Georgia, filed July 23, 2010, voluntarily dismissed August 11, 2010; Hindermann, et al. v. BlueLinx Holdings Inc., et al., Cobb County Superior Court, Georgia, filed July 27, 2010, dismissed December 14, 2010; Markich, et al v. BlueLinx Holdings Inc., et al., Cobb County Superior Court, Georgia, filed July 30, 2010, dismissed December 14, 2010; Jerszynski v. BlueLinx Holdings Inc., et al., Cobb County Superior Court, Georgia, filed August 3, 2010, dismissed December 14, 2010; Winter v. Cerberus ABP Investor LLC, Cobb County Superior Court, Georgia, filed August 4, 2010, dismissed December 14, 2010; Stadium Capital Qualified Partners, LP, et al. v. Cerberus ABP Investor LLC, etc al., Delaware Chancery Court, filed August 10, 2010, voluntarily dismissed October 20, 2010; Habiniak, et al. v. Cohen, et al., Delaware Chancery Court, filed August 13, 2010, voluntarily dismissed February 10, 2011; Lang et al v. Cohen, et al., Delaware Chancery Court, filed August 13, 2010; Kajaria, et al. v. Cohen, et al., U.S. District Court, Northern District of Georgia, filed September 30, 2010, motion for fees filed on June 16, 2011, opposition filed on June 30, 2011; and Centonze, et al. v. Judd, et al., Supreme Court of New York, New York County, filed on October 4, 2010. Certain of the complaints also named Cerberus Capital Management L.P. as a defendant. The complaints sought to enjoin the proposed tender offer, alleging that the Company’s directors and CAI breached their fiduciary duties by, among other things, failing to make certain disclosures and maximize the value to be received by our stockholders. The complaints also asserted claims of aiding and abetting breach of fiduciary duty. In addition to an order enjoining the transaction, the complaints variously sought, among other things: additional disclosures regarding the proposed transaction; imposition of a constructive trust in favor of plaintiffs for any improper benefits received by defendants; rescission of the transaction, if consummated, or an award to plaintiffs of rescissory damages; and attorneys’ fees and expenses. As a result of the expiration of the tender offer, all of these matters have been voluntarily dismissed and did not have a material effect on our financial statements.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

Our equity securities consist of one class of common stock. The common stock began trading on December 16, 2004. The common stock is traded on the New York Stock Exchange under the symbol “BXC”. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as quoted on the New York Stock Exchange:

	September 30,	September 30,
	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$3.90	$3.41
Second Quarter	$4.35	$2.23
Third Quarter	$2.40	$1.39
Fourth Quarter	$1.90	$1.25
Fiscal Year Ended January 1, 2011
First Quarter	$4.11	$2.51
Second Quarter	$6.32	$2.30
Third Quarter	$4.10	$2.24
Fourth Quarter	$4.00	$2.94

As of February 24, 2012, there were 55 registered stockholders, and, as of that date we estimate there were approximately 2,200 beneficial owners holding our common stock in nominee or “street” name.

In December 2007, we suspended the payment of dividends on our common stock for an indefinite period of time. Resumption of the payment of dividends will depend on, among other things, business conditions in the housing industry, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. See “Item 8. Financial Statements and Supplementary Data, Note 10. Revolving Credit Facilities” for additional information regarding limitations on the ability of BlueLinx Corporation to transfer funds to its parent, BlueLinx Holdings Inc., which could impact our ability to pay dividends to our stockholders. Accordingly, we may not be able to resume the payment of dividends at the same quarterly rate in the future, if at all.

Performance Graph

The chart below compares the quarterly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and a peer group index for the period commencing December 30, 2006 and ending December 31, 2011, assuming an investment of $100 and the reinvestment of any dividends.

Our peer group index was selected by us and is comprised of reporting companies with lines of business and product offerings that are comparable to ours and which we believe most accurately represent our business. Our peer group consists of the following companies: Beacon Roofing Supply Inc., Builders Firstsource, Building Materials HLDG CP (through January 4, 2010), Huttig Building Products Inc., Interline Brands Inc., Universal Forest Products Inc. and Watsco Inc.

Comparison of Cumulative Total Return

Cumulative Total Return

Years Ending

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Base Period
Company Name/Index	12/30/06	12/29/07	01/03/09	01/02/10	01/01/11	12/31/11
BlueLinx Holdings Inc.	100	41.52	26.52	29.27	38.67	19.97
Russell 2000 Index	100	99.17	66.50	83.51	105.93	101.51
Peer Group	100	61.69	52.50	70.86	85.76	83.51

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial data of our Company. The selected financial data for the fiscal years ended December 31, 2011, January 1, 2011, January 2, 2010, January 3, 2009 and December 29, 2007 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K or from prior financial statements. The following information should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010	Year Ended January 3, 2009	Year Ended December 29, 2007
	(In thousands, except per share data)
Statements of Operations Data:
Net sales	$1,755,431	$1,804,418	$1,646,108	$2,779,699	$3,833,910
Cost of sales	1,545,282	1,593,745	1,452,947	2,464,766	3,441,964

Gross profit	210,149	210,673	193,161	314,933	391,946
Operating expenses:
Selling, general and administrative	207,857	221,185	210,214	303,403	372,754
Net gain from terminating the Georgia-Pacific supply agreement	—	—	(17,772)	—	—

Depreciation and amortization	10,562	13,365	16,984	20,519	20,924

Total operating expenses	218,419	234,550	209,426	323,922	393,678

Operating loss	(8,270)	(23,877)	(16,265)	(8,989)	(1,732)
Non-operating expenses (income):
Interest expense	30,510	33,788	32,456	38,547	43,660
Changes associated with the ineffective interest rate swap	(1,676)	(4,603)	6,252	—	—
Write-off of debt issue costs	—	183	1,407	—	—
Other expense (income), net	501	587	519	601	(370)

Loss before provision for (benefit from) income taxes	(37,605)	(53,832)	(56,899)	(48,137)	(45,022)
Provision for (benefit from) income taxes	962	(589)	4,564	(16,434)	(17,077)

Net loss	$(38,567)	$(53,243)	$(61,463)	$(31,703)	$(27,945)

Basic weighted average number of common shares outstanding	43,187	30,688	31,017	31,083	30,848
Basic net loss per share applicable to common stock	$(0.89)	$(1.73)	$(1.98)	$(1.02)	$(0.91)
Diluted weighted average number of common shares outstanding	43,187	30,688	31,017	31,083	30,848
Diluted net loss per share applicable to common stock	$(0.89)	$(1.73)	$(1.98)	$(1.02)	$(0.91)
Dividends declared per share of common stock	$—	$—	$—	$—	$0.50

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010	Year Ended January 3, 2009	Year Ended December 29, 2007
	(In thousands, except per share data)
Other Financial Data:
Capital expenditures	$7,222	$4,092	$1,815	$4,919	$13,141
EBITDA(1)	1,790	(11,099)	200	10,929	19,562
Net cash (used in) provided by operating activities	(49,643)	(29,909)	(19,853)	190,390	79,842
Net cash provided by (used in) investing activities	11,133	(3,381)	12,636	985	(9,070)
Net cash provided by (used in) financing activities	29,111	18,130	$(113,679)	$(56,781)	$(82,055)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,898	$14,927	$29,457	$150,353	$15,759
Working capital	233,414	236,168	247,722	320,527	448,731
Total assets	503,915	525,019	546,846	729,178	883,436
Total debt(2)	337,741	382,869	341,669	444,870	478,535
Stockholders’ equity	8,374	991	$50,820	$102,852	$154,823

(1)	EBITDA is an amount equal to net (loss) income plus interest expense and all interest expense related items (e.g. changes associated with ineffective interest rate swap, write-off of debt issue costs, charges associated with mortgage refinancing), income taxes, and depreciation and amortization. EBITDA is presented herein because we believe it is a useful supplement to cash flow from operations in understanding cash flows generated from operations that are available for debt service (interest and principal payments) and further investment in acquisitions. However, EBITDA is not a presentation made in accordance with U.S. generally accepted accounting principles, (“GAAP”), and is not intended to present a superior measure of the financial condition from those determined under GAAP. EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.

(2)	Total debt represents long-term debt, including current maturities.

A reconciliation of net cash (used in) provided by operating activities, the most directly comparable GAAP measure, to EBITDA for each of the respective periods indicated is as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended, December 31, 2011	Year Ended, January 1, 2011	Year Ended, January 2, 2010	Year Ended January 3, 2009	Year Ended December 29, 2007
Net cash (used in) provided by operating activities	$(49,643)	$(29,909)	$(19,853)	$190,390	$79,842
Amortization of debt issue costs	(2,940)	(1,963)	(2,459)	(2,479)	(2,431)
Net gain from terminating the Georgia-Pacific supply agreement	—	—	17,772	—	—
Payments from terminating the Georgia-Pacific supply agreement	—	(4,706)	(14,118)	—	—
Vacant property changes	291	(53)	(1,222)	(4,441)	(11,037)
Deferred income tax benefit (provision)	25	600	(24,220)	2,935	9,526
Prepayment fees associated with sale of property	—	—	(616)	(1,868)	—
Gain on sale of properties	10,604	—	10,397	1,936	—
Gain from insurance settlement	1,230	—	—	—	—
Gain from modification of lease agreement	1,971	—	—	—	1,698
Share-based compensation	(1,974)	(3,978)	(2,922)	(2,614)	(3,500)
Excess tax benefits from share-based arrangements	—	—	—	81	20
Changes in assets and liabilities	10,754	(4,289)	421	(195,124)	(81,139)
Interest expense	30,510	33,788	32,456	38,547	43,660
Provision for (benefit from) income taxes	962	(589)	4,564	(16,434)	(17,077)

EBITDA	$1,790	$(11,099)	$200	$10,929	$19,562

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Company Background

BlueLinx is a leading distributor of building products in the United States. As of December 31, 2011, we distributed approximately 10,000 products from over 750 suppliers to service approximately 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of approximately 55 distribution centers. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, OSB, rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 39% and 46% of our fiscal 2011 and fiscal 2010 gross sales, respectively. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living and metal products (excluding rebar and remesh). Specialty products accounted for approximately 61% and 54% of our fiscal 2011 and fiscal 2010 gross sales, respectively.

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

Stock Rights Offering

On July 22, 2011, we concluded an offering of our common stock to our stockholders (the “rights offering”), pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. The rights offering was fully subscribed and resulted in gross proceeds of approximately $60 million. The majority of the proceeds from the rights offering of approximately $56 million were used to pay down the U.S. revolving credit facility. We accounted for the rights issued as a component of additional paid in capital as they were indexed to the Company’s equity and there were no net cash settlement provisions. The amendment to our U.S. revolving credit facility, which was a condition to the rights offering, became effective upon the successful completion of the rights offering. In addition, as a condition to the rights offering, we entered into an amendment to our mortgage.

Tender Offer

On July 21, 2010, our Board of Directors (our “Board”) received notice from our largest stockholder, Cerberus ABP Investor LLC (“CAI”) that it intended to make a tender offer for the shares of our stock it did not own for $3.40 in cash per share. Our Board formed a special committee (the “Special Committee”) consisting of our three independent directors, to evaluate the tender offer. The Special Committee was granted full power and authority to evaluate the proposal to determine our recommendation to our stockholders with respect to any tender offer commenced by CAI and to take any other action it determined to be in our best interests and the best interests of our stockholders. Completion of the tender offer was subject to the satisfaction or waiver of certain conditions, including that as result of the tender offer, CAI would own 90% of our issued and outstanding shares, which we refer to as the 90% condition.

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

Supply Agreement with G-P

On April 27, 2009, we entered into a Modification Agreement related to our Supply Agreement with G-P. The Modification Agreement effectively terminated the existing Supply Agreement with respect to our distribution of G-P plywood, OSB and lumber. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from G-P. We continue to distribute a variety of G-P building products.

G-P agreed to pay us $18.8 million in exchange for our agreement to terminate the Supply Agreement one year earlier than the May 7, 2010 termination date previously agreed upon. Under the terms of the Modification Agreement, we received four quarterly cash payments of $4.7 million, which began on May 1, 2009 and ended on February 1, 2010. As a result of the termination, we recognized a net gain of $17.8 million in 2009, as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement. We believe the early termination of the Supply Agreement contributed to the decline in our structural panel sales volume during fiscal 2009, 2010 and 2011. However, because the majority of these sales are through the direct sales channel, the lower structural panel sales volume had an insignificant impact on our gross profit during these periods. To the extent we are unable to replace these volumes with structural product from G-P or other suppliers, the early termination of the Supply Agreement may continue to negatively impact our sales of structural products which could impact our net sales and our costs, which in turn could impact our gross profit, net income, and cash flows.

On February 12, 2012, our three-year purchase agreement with G-P for engineered lumber expired in accordance with its terms. In February of 2012, we launched our own privately branded engineered product line for all geographic markets other than New England. In addition, on February 13, 2012 we entered into a supply agreement with Weyerhaeuser Company for the sale of certain engineered wood products in the New England region. At this time we cannot predict what impact this product change will have on our gross profit, net income and cash flows.

OSB Litigation Settlement

Until the third quarter of fiscal 2010, we were a claimant in a class action lawsuit pending in the United States District Court for the Eastern District of Pennsylvania alleging that the following manufacturers of oriented strand board (“OSB”) conspired in violation of federal antitrust law to restrict the supply of OSB structural panel products and raise prices: Louisiana-Pacific Corporation, Weyerhaeuser Company, G-P LLC (f/k/a Georgia-Pacific Corporation), Ainsworth Lumber Co. Ltd., Potlatch Corporation, Norbord Industries Inc., Tolko Industries Ltd., Grant Forest Products Inc. and Grant Forest Products Sales Inc., and J.M. Huber Corporation or Huber Engineered Woods LLC (collectively, the “Defendants”). On September 13, 2010, we received a cash settlement in the amount of $5.2 million in satisfaction of our claims under the class action lawsuit. This $5.2 million was recognized as a gain in “Selling, general, and administrative” expenses in our Statements of Operations for fiscal year 2010.

Defined Benefit Pension Plans

We sponsor several defined benefit pension plans covering substantially all of our hourly employees. Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates. In addition, the amount and timing of our pension funding obligations can be influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974 (ERISA), the Pension Protection Act, Congressional Acts, or other governing bodies. During fiscal 2010 and 2011, we met our required contribution to our defined benefit pension plans.

We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax, offset by a valuation allowance. On December 31, 2011, we measured the fair value of our plan assets and benefit obligations. As of December 31, 2011 and January 1, 2011, the net unfunded status of our benefit plan was $35.5 million and $18.8 million, respectively. These amounts were included in “Other non-current liabilities” on our Consolidated Balance Sheets. The net adjustment to other comprehensive loss for fiscal 2011, fiscal 2010, and fiscal 2009 was $15.0 million loss ($15.0 million net of tax offset by a valuation allowance), $1.0 million loss ($0.6 million loss, net of tax), and $1.5 million gain ($0.9 million gain, net of tax), respectively, which represents the net unrecognized actuarial (loss) gain and unrecognized prior service cost.

The Company’s required cash contribution to the pension plan in 2012 is approximately $4.1 million. This contribution is comprised of approximately $1.2 million related to our 2011 minimum required contribution and approximately $2.9 million related to our 2012 minimum required contribution. The Company’s minimum required contribution for plan year 2012 is $5.4 million. The Company will fund the $1.2 million related to its 2011 minimum required contribution with cash in 2012. However, in an effort to preserve additional cash for operations, we intend to seek a waiver from the IRS for our 2012 minimum required contribution. If we are granted the requested waiver, our contributions for 2012 will be deferred and amortized over the following five years, increasing our future minimum required contributions.

We used a discount rate of 5.02% to compute 2011 pension expense, which was determined by matching of plan liability cash flows to a portfolio of bonds. A decrease in the discount rate of 25 basis points, from 5.02% to 4.77%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $0.3 million in 2011.

We used a long-term rate of return of 7.85% to compute 2011 pension expense. A decrease in the long-term rate of return of 25 basis points, from 7.85% to 7.60%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $0.2 million in 2011.

We used an estimated rate of future compensation increases of 3.00% to compute 2011 pension expense. An increase in the rate of 25 basis points, from 3.00% to 3.25%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of less than $0.1 million in 2011.

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments will be to maximize the long-term real growth of fund assets, while the role of fixed income investments will be to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly with our investment consultant to determine whether the current target allocations and/or investments are appropriate for meeting our long term financial objectives. If it is concluded that changes are needed to either the target allocations or current investments (in order to meet current target allocations), we adjust as needed based on these discussions. Target allocations for fiscal 2012 are 50% domestic and 15% international equity investments, 30% fixed income investments, and 5% cash. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class.

Restructuring Charges

During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings which resulted in charges of $11.3 million during the fourth quarter of fiscal 2007.

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

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price, in each case for fiscal 2011, fiscal 2010 and fiscal 2009:

Sales Revenue Variances by Product

	September 30,	September 30,	September 30,
	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Dollars in millions)
Sales by Category
Structural Products	$708	$838	$738
Specialty Products	1,089	1,005	948
Other(1)	(42)	(39)	(40)

Total Sales	$1,755	$1,804	$1,646

Sales Variances
Unit Volume $ Change	$(52)	$36	$(1,036)
Price/Other(1)	3	122	(98)

Total $ Change	$(49)	$158	$(1,134)

Unit Volume % Change	(2.8)%	2.2%	(36.6)%
Price/Other(1)	0.1%	7.4%	(4.2)%

Total % Change	(2.7)%	9.6%	(40.8)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for fiscal 2011, fiscal 2010 and fiscal 2009:

	September 30,	September 30,	September 30,
	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Dollars in millions)
Gross Margin $ by Category
Structural Products	$68	$77	$73
Specialty Products	159	148	132
Other(1)	(17)	(14)	(12)

Total Gross Margin	$210	$211	$193

Gross Margin % by Category
Structural Products	9.6%	9.1%	9.9%
Specialty Products	14.6%	14.7%	13.9%
Total Gross Margin %	12.0%	11.7%	11.7%
Unit Volume Change by Product
Structural Products	(15.1)%	(2.5)%	(40.3)%
Specialty Products	7.4%	5.7%	(32.8)%
Total Unit Volume Change %	(2.8)%	2.2%	(36.6)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for fiscal 2011, fiscal 2010 and fiscal 2009:

	September 30,	September 30,	September 30,
	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(Dollars in millions)
Sales by Channel
Warehouse/Reload	$1,418	$1,429	$1,251
Direct	379	414	435
Other(1)	(42)	(39)	(40)

Total	$1,755	$1,804	$1,646

Gross Margin by Channel
Warehouse/Reload	$201	$201	$177
Direct	26	24	28
Other(1)	(17)	(14)	(12)

Total	$210	$211	$193

Gross Margin % by Channel
Warehouse/Reload	14.1%	14.1%	14.1%
Direct	6.8%	5.8%	6.4%
Total	12.0%	11.7%	11.7%

(1)	“Other” includes unallocated allowances and discounts.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2011, 2010, and 2009 contained 52 weeks.

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

The following table sets forth our results of operations for fiscal 2011 and fiscal 2010.

	September 30,	September 30,	September 30,	September 30,
	Fiscal 2011	% of Net Sales	Fiscal 2010	% of Net Sales
	(Dollars in thousands)
Net sales	$1,755,431	100.0%	$1,804,418	100.0%
Gross profit	210,149	12.0%	210,673	11.7%
Selling, general and administrative	207,857	11.8%	221,185	12.3%
Depreciation and amortization	10,562	0.6%	13,365	0.7%

Operating loss	(8,270)	(0.5)%	(23,877)	(1.3)%
Interest expense, net	30,510	1.7%	33,788	1.8%
Changes associated with the ineffective interest rate swap	(1,676)	(0.1)%	(4,603)	(0.3)%
Write-off of debt issue costs	—	0.0%	183	0.0%
Other expense, net	501	0.0%	587	0.0%

Loss before provision for (benefit from) income taxes	(37,605)	(2.1)%	(53,832)	(2.9)%
Provision for (benefit from) income taxes	962	0.1%	(589)	0.0%

Net loss	$(38,567)	(2.2)%	$(53,243)	(2.9)%

Net sales. For the fiscal year ended December 31, 2011, net sales decreased by 2.7%, or $49.0 million, to $1.8 billion. Sales during the fiscal year were negatively impacted by a 9% decrease in single family housing starts. Single family home construction has a significant impact on our sales. Structural sales, including plywood, OSB, lumber and metal rebar, decreased by $129.8 million, or 15.5% from a year ago, as a result of a 0.4% decrease in structural product prices and a 15.1% decrease in unit volume. The decrease in structural sales was partially offset by an increase in specialty sales. Specialty sales, primarily consisting of roofing, specialty panels, insulation, moulding, engineered wood products, vinyl siding, outdoor living and metal products (excluding rebar and remesh) increased by $84.6 million or 8.4% compared to fiscal 2010, due to a 7.4% increase in unit volume and a 1.0% increase in specialty product prices.

Gross profit. Gross profit for fiscal 2011 was $210.1 million, or 12.0% of sales, compared to $210.7 million, or 11.7% of sales, in fiscal 2010. The decrease in gross profit dollars compared to fiscal 2010 was driven primarily by a decrease in structural product volumes of 15.1% offset by an increase in specialty product volumes of 7.4%.

Selling, general and administrative. Selling, general and administrative expenses for fiscal 2011 were $207.9 million, or 11.8% of net sales, compared to $221.2 million, or 12.3% of net sales, during fiscal 2010. The decrease in selling, general, and administrative expenses is due to $10.6 million of property sale gains that were recognized in fiscal 2011, a $2.0 million gain related to the modification of the lease agreement for our headquarters in Atlanta, Georgia, and a $1.4 million gain related to the insurance settlement on the Newtown, CT facility. There were no similar property gains in fiscal 2010. However, in fiscal 2010 there were expenses incurred related to the failed tender offer of $3.0 partially offset by a gain related to the settlement received on an OSB class action lawsuit in which we were a claimant of $5.2 million. In addition, decreases in payroll and payroll related costs of $1.7 million, as well as decreases in stock compensation expense of $2.0 million also contributed to the overall decrease in selling, general and administrative expense. These changes were largely related to fiscal 2011 reduction in force activities, as well as the vesting of certain restricted stock grants during the current year. Partially offsetting these fluctuations were increases to fuel expense and other operating expenses of $2.9 million and $1.4 million, respectively.

Depreciation and amortization. Depreciation and amortization expense was $10.6 million for fiscal 2011, compared to $13.4 million for fiscal 2010. The $2.8 million decrease in depreciation and amortization is primarily related to current year sales of certain depreciable properties, a portion of our property and equipment becoming fully depreciated during fiscal 2011 and replenishment of fixed assets occurring at a slower rate.

Operating loss. Operating loss for fiscal 2011 was $8.3 million, or 0.5% of sales, compared to an operating loss of $23.9 million, or 1.3% of sales, for fiscal 2010, reflecting the $13.3 million decrease in Selling, general and administrative expense and a $2.8 million decrease in Depreciation and amortization offset by a $0.5 million decrease in gross profit.

Interest expense, net. Interest expense for fiscal 2011 was $30.5 million compared to $33.8 million for fiscal 2010. The $3.3 million decrease is due to the $45.1 million decrease in total debt and the related effect on interest expense. In fiscal 2011, interest expense related to our revolving credit facilities (including the Canadian revolving credit facility), and mortgage was $10.3 million and $17.0 million, respectively. In fiscal 2010, interest expense related to our U.S. revolving credit facility and mortgage was $13.3 million and $18.3 million, respectively. In addition, interest expense included $2.9 million and $2.0 million of debt issue cost amortization for fiscal 2011 and for fiscal 2010, respectively.

Changes associated with the ineffective interest rate swap. Changes associated with the ineffective interest rate swap recognized for fiscal 2011 was income of $1.7 million compared to $4.6 million of income for fiscal 2010. The decrease is primarily related to the change in the swap’s fair value and a decrease in amortization of the accumulated loss in other comprehensive income into interest expense due to the termination of the swap in March 2011.

Write-off of debt issue costs. During fiscal 2010, we permanently reduced our revolving loan threshold limit. As a result, we recorded expense of $0.2 million, for the write-off of deferred financing costs that had been capitalized associated with the borrowing capacities that were reduced during these periods. No similar activity occurred during fiscal 2011.

Provision for (benefit from) income taxes. Our effective tax rate was (2.5)% and 1.1% for fiscal 2011 and fiscal 2010, respectively. The effective tax rate for fiscal 2011 is largely due to a full valuation allowance recorded against our tax benefit related to our 2011 loss. The effect of the valuation allowance was offset by state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis partially offset by various refundable tax credits. The effective tax rate for fiscal 2010 is largely due to a full valuation allowance recorded against our tax benefit related to our 2010 loss and an allocation of income tax expense to other comprehensive income resulting in a tax benefit to continuing operations. This tax benefit was partially offset by gross receipts and other taxes.

Net loss. Net loss for fiscal 2011 was $38.6 million, compared to $53.2 million for fiscal 2010 as a result of the factors discussed above.

On a per-share basis, basic and diluted loss applicable to common stockholders for fiscal 2011 each was $0.89. For fiscal 2010, basic and diluted loss per share each was $1.73.

Fiscal 2010 Compared to Fiscal 2009

The following table sets forth our results of operations for fiscal 2010 and fiscal 2009.

	September 30,	September 30,	September 30,	September 30,
	Fiscal 2010	% of Net Sales	Fiscal 2009	% of Net Sales
	(Dollars in thousands)
Net sales	$1,804,418	100.0%	$1,646,108	100.0%
Gross profit	210,673	11.7%	193,161	11.7%
Selling, general and administrative	221,185	12.3%	210,214	12.8%
Net gain from terminating the Georgia-Pacific Supply Agreement	—	0%	(17,772)	(1.1)%
Depreciation and amortization	13,365	0.7%	16,984	1.0%

Operating loss	(23,877)	(1.3)%	(16,265)	(1.0)%
Interest expense, net	33,788	1.8%	32,456	2.0%
Changes associated with the ineffective interest rate swap	(4,603)	(0.3)%	6,252	0.4%
Write-off of debt issue costs	183	0.0%	1,407	0.1%
Other expense, net	587	0.0%	519	0.0%

Loss before (benefit from) provision for income taxes	(53,832)	(2.9)%	(56,899)	(3.5)%
(Benefit from) provision for income taxes	(589)	0.0%	4,564	0.3%

Net loss	$(53,243)	(2.9)%	$(61,463)	(3.7)%

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

Net gain from terminating the G-P Supply Agreement. During fiscal 2009, G-P agreed to pay us $18.8 million in exchange for our agreement to enter into the Modification Agreement one year earlier than the previously agreed-upon May 7, 2010 termination date of the Supply Agreement. As a result of the termination, we recognized a net gain of $17.8 million during fiscal 2009 as a reduction to operating expense. The gain was net of a $1.0 million write-off of an intangible asset associated with the Supply Agreement.

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

Interest expense, net. Interest expense for fiscal 2010 was $33.8 million compared to $32.5 million for fiscal 2009. The $1.3 million increase is due to the $41.2 million increase in debt under our U.S. revolving credit facility and the related effect on interest expense. In fiscal 2010, interest expense related to our U.S. revolving credit facility and mortgage was $13.3 million and $18.3 million, respectively. In fiscal 2009, interest expense related to our U.S. revolving credit facility and mortgage was $11.6 million and $18.4 million (includes a $0.6 million prepayment penalty), respectively. In addition, interest expense included $2.0 million and $2.5 million of debt issue cost amortization for fiscal 2010 and for fiscal 2009, respectively.

Changes associated with the ineffective interest rate swap. Change associated with the ineffective interest rate swap recognized for fiscal 2010 was income of $4.6 million and was comprised of $2.1 million of expense related to amortization of the accumulated other comprehensive loss offset by income of $6.7 million related to fair value changes in the ineffective swap liability.

Write-off of debt issue costs. During fiscal 2010 and fiscal 2009, we permanently reduced our revolving loan threshold limit. As a result, we recorded expense of $0.2 million and $1.4 million, respectively, for the write-off of deferred financing costs that had been capitalized associated with the borrowing capacities that were reduced during these periods.

(Benefit from) provision for income taxes. Our effective tax rate was 1.1% and (8.0)% for fiscal 2010 and fiscal 2009, respectively. The change in our effective tax rate for fiscal 2010 is largely due to a full valuation allowance recorded against our tax benefit related to our 2010 loss and an allocation of income tax expense to other comprehensive income resulting in a tax benefit to continuing operations. This tax benefit was partially offset by gross receipts and other taxes. In fiscal 2009, we recorded a $29.3 million valuation allowance charge and other income tax expense items partially offset by a $20.4 million tax benefit related to 2009 losses that were carried back to offset fiscal 2004 and 2005 income and a $5.6 million allocation of tax expense to other comprehensive income resulting in a current period tax benefit to continuing operations.

Net loss. Net loss for fiscal 2010 was $53.2 million, compared to $61.5 million for fiscal 2009 as a result of the factors discussed above.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facilities to finance working capital needs and capital expenditures. We had approximately $115.7 million of excess availability under our U.S. revolving credit facility (the “U.S. revolving credit facility”) and $2.6 million under our Canadian revolving credit facility, described further below, as of December 31, 2011. As of the period ended December 31, 2011, under our amended U.S. revolving credit facility, we were required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million. If we fail to maintain this minimum excess availability, the amended U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures. As of December 31, 2011, we had excess availability above the minimum required under the U.S. revolving credit facility. For additional information regarding our financial covenants under our revolving credit facilities, see the Risk Factors “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” set forth under Item 1.A. Risk Factors.

In an effort to improve our liquidity, on July 22, 2011, we concluded an offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. The rights offering was fully subscribed and resulted in gross proceeds of approximately $60 million. The majority of the gross proceeds from the rights offering of approximately $56 million were used to pay down the U.S. revolving credit facility. We accounted for the rights issued as a component of additional paid in capital as they were indexed to the Company’s equity and there were no net cash settlement provisions. The amendment to our U.S. revolving credit facility, which was a condition to the rights offering, and is described in more detail below, became effective upon the successful completion of the rights offering. In addition, as a condition to the rights offering, we entered into an amendment to our mortgage, as described in the Debt and Credit Sources section of Management’s Discussion And Analysis of Financial Condition and Results of Operations.

Excess liquidity likely will continue to decrease while our industry and our company begins its recovery from this historic housing market downturn. However, we believe that the amounts available from our revolving credit facilities and other sources will be sufficient to fund our routine operations and capital requirements for the next 12 months. In addition, we continue to take steps to reduce expenses and preserve cash for working capital. Notwithstanding these activities, if economic conditions, especially those related to the housing market, do not improve, we will need to seek additional sources of capital to support our operations.

The credit markets have experienced adverse conditions for the past few years, which may adversely affect our lenders’ ability to fulfill their commitment under our revolving credit facilities. Based on information available to us as of the filing date of this Annual Report on Form 10-K, we have no indications that the financial institutions included in our revolving credit facilities would be unable to fulfill their commitments.

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

The following tables indicate our working capital and cash flows for the periods indicated.

	September 30,	September 30,
	December 31, 2011	January 1, 2011
	(Dollars in thousands)
Working capital	$233,414	$236,168

	September 30,	September 30,	September 30,
	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010
		(Dollars in thousands)
Cash flows used in operating activities	$(49,643)	$(29,909)	$(19,853)
Cash flows provided by (used in) investing activities	11,133	(3,381)	12,636
Cash flows provided by (used in) financing activities	29,111	18,130	(113,679)

Working Capital

Working capital decreased by $2.8 million to $233.4 million at December 31, 2011 from $236.2 million at January 1, 2011. The reduction in working capital reflects a $6.7 million increase in accounts payable and bank overdrafts due to the timing of payments, a decrease in inventory of $2.7 million, an increase in the current maturities of long-term debt of $7.9 million, and a decrease in cash of $9.4 million. The change in inventory is attributable to our continued focus on managing our inventory levels. The increase in the current maturities of our long-term debt relates primarily to upcoming principle payments on the mortgage. We did not begin making principal payments on the mortgage until July of fiscal 2011. The decrease in cash is due to the movement discussed above coupled with our operating loss adjusted for non-cash items. These reductions were offset by an increase in other current assets of $4.4 million primarily related to an increase in restricted cash from the sales of properties in the fourth quarter of fiscal 2011 and an increase in accounts receivable of $19.7 million related to increased revenue in the fourth quarter of fiscal 2011 compared to fiscal 2010 as well as changes in customer mix affecting overall payment terms. In an effort to preserve working capital, we intend to seek a waiver from the IRS for one or more of our required contributions in 2012 with respect to our defined benefit plans. Our 2012 contribution is comprised of approximately $1.2 million related to our 2011 minimum required contribution and approximately $2.9 million related to our 2012 minimum required contribution. The Company’s minimum required contribution for plan year 2012 is $5.4 million.

Operating Activities

During fiscal 2011, cash flows used in operating activities totaled $49.6 million. The primary driver of cash flow used in operations was a net loss, as adjusted for non-cash charges of $38.9 million, an increase in accounts receivable of $19.7 million, partially offset by the decrease in inventory of $2.7 and an increase in accounts payable and bank overdrafts of $6.7 million. Refer to the Working Capital section above for further discussion of these items.

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

Investing Activities

During fiscal 2011, cash flows provided by investing activities totaled $11.1 million, compared to cash flows used by investing activities of $3.4 million in 2010.

During fiscal 2011, fiscal 2010 and fiscal 2009, our expenditures for property and equipment were $7.2 million, $4.1 million and $1.8 million, respectively. These expenditures were used primarily to purchase replacement property for Nashville, TN, information technology, leasehold improvements, and certain machinery and equipment. We estimate that capital expenditures for fiscal 2012 will be approximately $4 million. Our 2012 capital expenditures are anticipated to be paid with borrowings from our revolving credit facilities and proceeds from the sale of certain properties.

Proceeds from the disposition of property and equipment were $18.4 million, $0.7 million and $14.5 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. During fiscal 2011, the proceeds of $18.4 million included $9.2 million related to the sale of certain real properties classified as held for sale assets included in “Other current assets” on our Consolidated Balance Sheets. Comparable sales of real properties did not occur during fiscal 2010. During fiscal 2009, the proceeds of $14.5 million included $12.4 million related to the sale of certain real properties classified as held for sale assets included in “Other current assets” on our Consolidated Balance Sheets.

Financing Activities

Net cash provided by financing activities was $29.1 million during fiscal 2011, compared to net cash provided of $18.1 million during fiscal 2010. The net cash provided by financing activities in fiscal 2011 primarily reflected the receipt of proceeds from the current year stock rights offering, netted with expenses related to that offering, of $58.5 million and cash provided by changes in restricted cash related to our mortgage of $20.6 million. These cash inflows were offset by additional repayments on our revolving credit facilities of $2.7 million (net of borrowings) and payments of principal on our mortgage of $42.4 million.

During fiscal 2010, net cash provided by financing activities primarily reflected additional borrowings on our U.S. revolving credit facility of $41.2 million (net of payments made), offset by an increase in restricted cash related to our mortgage of $11.2 million.

During fiscal 2009, the net cash used in financing activities primarily reflected payments on our U.S. revolving credit facility of $100.0 million (net of payments made) principal payments on our mortgage of $3.2 million, and an increase in restricted cash related to our mortgage of $10.3 million.

Debt and Credit Sources

As of December 31, 2011, we had outstanding borrowings of $93.4 million and excess availability of $115.7 million under the terms of our U.S. revolving credit facility. The interest rate on the U.S. revolving credit facility was 4.2% at December 31, 2011. As of December 31, 2011 and January 1, 2011, we had outstanding letters of credit totaling $2.7 million and $5.9 million, respectively, for the purposes of securing collateral requirements under the interest rate swap (which was terminated in March of 2011), casualty insurance programs and for guaranteeing lease and certain other obligations.

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

As of December 31, 2011, under the amended agreement, our U.S. revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million (the “Excess Availability Threshold”). We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures. The amount of our eligible accounts receivable included in the calculation of the borrowing base is 87.5%. Under the amended U.S. revolving credit facility agreement, the applicable percentage of the net liquidation value of our eligible inventory included in the calculation of the borrowing base is 90% for the periods January to March 2012 and January to March 2013, subject to specified EBITDA targets. The percentage of the net liquidation value of our eligible inventory included in the borrowing remains the same as under the original agreement outside of the time period just specified. Also included in the calculation of our excess availability is certain cash on the balance sheet, which is subject to a deposit account control agreement. The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of December 31, 2011 and through the time of the filing of this Form 10-K, we were in compliance with all covenants. We had $115.7 million and $103.4 million of availability as of December 31, 2011 and January 1, 2011, respectively. Our lowest level of fiscal month end availability in the last three years as of December 31, 2011 was $94.0 million. We do not anticipate our excess availability in fiscal 2012 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability falls below the greater of $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million on any date or in the event of default. Our amended U.S. revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

On July 22, 2011, we concluded an offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. The rights offering was fully subscribed and resulted in gross proceeds of approximately $60 million. The majority of the proceeds from the rights offering of approximately $56 million were used to pay down the U.S. revolving credit facility. A payment on the U.S. revolving credit facility of $50.0 million was made on July 29, 2011 and an additional payment of $6.0 million was made on August 1, 2011.

On August 12, 2011, our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) entered into a revolving credit agreement (the “Canadian revolving credit facility”) with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”). The maturity date of this agreement is August 12, 2014. The Canadian revolving credit facility provides for an asset-based revolving credit facility with an aggregate lender commitment of up to $10 million at any time outstanding, subject to borrowing base availability. In addition, the Canadian revolving credit facility provides for an additional $5 million uncommitted accordion credit facility. Revolving loan (and letter of credit) availability under the facility is subject to a borrowing base. The amount of our eligible Canadian accounts receivable included in the calculation of the borrowing base is 85%. The amount of our eligible inventory included in the calculation of the borrowing base is 65%. The sum of items included in the borrowing base is reduced by $0.5 million (the “availability block”) and other availability reserves. In addition to paying interest on outstanding principal under the facility, we are required to pay a fee in respect of committed but unutilized commitments equal to 0.25% per annum. As of December 31, 2011, we had outstanding borrowings of $1.1 million and excess availability of $2.6 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 4.0% at December 31, 2011. The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year. As of December 31, 2011 and through the time of the filing of this Form 10-K, we were in compliance with all covenants.

On July 14, 2011, we entered into an amendment to the mortgage which (i) eliminated the requirement to obtain lender approval for any transfer of equity interests that would reduce Cerberus ABP Investor LLC’s ownership in the Company and certain of our subsidiaries, directly or indirectly, to less than 51%, (ii) provided for the immediate prepayment of $38.3 million of the indebtedness under the mortgage without incurring a prepayment premium from funds currently held as collateral under the mortgage and, if certain conditions are met, will allow for an additional prepayment on or after July 30, 2014 from funds held as collateral without incurrence of a prepayment premium, (iii) allow us, at the lenders’ reasonable discretion, to use a portion of the cash held as collateral under the mortgage for specified alterations, repairs, replacements and other improvements to the mortgaged properties, and (iv) in the event certain financial conditions are met and the Company extends the Amended and Restated Master Lease by and among certain of our subsidiaries with respect to properties covered by the mortgage for an additional five years, we may request the lenders to disburse to the Company a portion of the cash held as collateral under the mortgage. In conjunction with the modification of our mortgage agreement we incurred approximately $2.9 million in debt fees that were capitalized and are being amortized over the remaining term of the mortgage. Under the terms of our mortgage, we are required to transfer funds to be held as collateral (“the cash trap”). We expect to transfer $10.8 million in 2012 related to the “cash trap”.

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

Changes associated with the ineffective interest rate swap recognized in the Consolidated Statements of Operations for fiscal 2011 was approximately $1.7 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.5 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero. Due to the termination of the swap in the first quarter of 2011, there was no activity subsequent to the quarter ended April 2, 2011. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statements of Operations for fiscal 2010 were approximately $4.6 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $2.1 million offset by income of $6.7 million related to current year changes in the fair value of the ineffective interest rate swap liability. The fair value of our swap liability at January 1, 2011 was $2.2 million.

The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of December 31, 2011 (in thousands):

September 30,
Balance at January 1, 2011	$519
Amortization of accumulated other comprehensive loss recorded to interest expense	(519)

Balance at December 31, 2011	$—

Contractual Commitments. The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of December 31 of each year set forth below (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2013	2014	2015	2016	Thereafter	Total
Revolving credit facilities(1)	$—	$—	$94,488	$—	$—	$—	$94,488
Mortgage indebtedness	9,046	2,768	2,952	3,147	225,340	—	243,253
Interest payments on our revolving credit facilities(2)	3,972	3,972	119	28	—	—	8,091
Interest payments on our mortgage(3)	15,246	14,997	14,814	14,618	8,436	—	68,111

Subtotal	28,264	21,737	112,373	17,793	233,776	—	413,943
Operating leases(4)	10,256	3,998	3,525	2,923	2,959	5,308	28,969
Capital leases(5)	643	657	676	686	588	26	3,276
Interest payments on our capital leases(6)	152	121	76	52	13	—	414
Letters of credit(7)	2,742	—	—	—	—	—	2,742

Total	$42,057	$26,513	$116,650	$21,454	$237,336	$5,334	$449,344

(1)	Payments for both the U.S. and Canadian revolving credit facilities are included.

(2)	Interest on the revolving credit facilities is variable, based on Libor or prime plus the applicable margin. The interest rate on the U.S. revolving credit facility and the Canadian revolving credit facility was 4.2% and 4.0%, respectively, at December 31, 2011. The final maturity date on our U.S. revolving credit facility and Canadian revolving credit facility is January 7, 2014 and August 12, 2014, respectively.

(3)	Interest payments on the mortgage are based on a fixed rate of 6.35%.

(4)	We lease various facilities and vehicles under non-cancelable operating leases.

(5)	We lease certain other fixed assets under non cancelable leases that we have determined to be capital leases.

(6)	Includes imputed interest based on individual capital lease agreements.

(7)	Letters of credit not included above under the credit facilities.

Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our Consolidated Balance Sheets (to the extent entered into prior to the end of the applicable period) as accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements. As of December 31, 2011, we did not have any material off-balance sheet arrangements.

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

Fair Value Measurements

We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest rate fluctuations through the use of an interest rate swap. This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. The interest rate swap, which terminated in March of 2011, was valued using a valuation model that had inputs other than quoted market prices that were both observable and unobservable.

We endeavored to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap was classified in its entirety based on the lowest level of input that was significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value were: (i) the present value factors used in determining fair value (ii) projected LIBOR, and (iii) the risk of counterparty non-performance risk. These and other assumptions were impacted by economic conditions and expectations of management. We determined that the fair value of our interest rate swap was a level 3 measurement in the fair value hierarchy as defined in Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K. The level 3 measurement is the risk of counterparty non-performance on the interest rate swap liability that is not secured by cash collateral. The affect of counterparty non-performance was immaterial during fiscal 2011 and 2010.

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

Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. In the event that undiscounted cash flows do not exceed the carrying value of a facility, our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a two year average of cash flows based on 2011 EBITDA and 2012 projected EBITDA, which includes a small growth factor assumption, to estimate undiscounted cash flows. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 13 of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

During the first quarter of fiscal 2011 our Newtown, CT facility was damaged due to severe winter weather. As a result of the damage to the facility and its contents we have received approximately $5.8 million in proceeds from the insurance company comprised of $2.2 million related to the damaged building, $2.4 million related to damaged and destroyed inventory and $1.2 million related to the recovery of additional expenses incurred as a result of the damage. Cash received related to the damaged building was classified as an investing cash inflow in our Consolidated Statement of Cash Flows and used to reduce the principal of our mortgage. All other cash inflows related to the insurance settlement were classified as operating cash flows in our Consolidated Statement of Cash Flows. The majority of the remaining cash inflows were used to fund costs incurred related to the Newtown loss. We recognized a $1.4 million gain in fiscal 2011 of which $1.2 million related to the damaged building and $0.2 million related to the recovery of gross margin on the inventory. We recorded the gain at the time that the recovery of the minimum expected proceeds under our insurance policy became probable and was estimable. This gain was recorded in “Selling, general and administrative expenses” in our Consolidated Statement of Operations.

Income Taxes

The federal statutory income tax rate was 35%. Our provision for (benefit from) income taxes is reconciled to the federal statutory amount as follows:

	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010
	(In thousands)
Benefit from income taxes computed at the federal statutory tax rate	$(13,162)	$(18,841)	$(19,912)
Benefit from state income taxes, net of federal benefit	(1,296)	(2,153)	(2,276)
Valuation allowance change	14,498	18,433	25,864

Other	922	1,972	888

Provision for (benefit from) income taxes	$962	$(589)	$4,564

Our income before provision for income taxes for our Canadian operations was $0.9 million, $1.6 million and $1.2 million for fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

For fiscal 2011, we recognized tax expense of $1.0 million. The expense recognized for the year is primarily comprised of $0.7 million for current state income tax expense related to earnings generated on a separate company basis and $0.3 million of current income tax expense resulting from foreign income taxes.

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

In accordance with the intraperiod tax allocation provisions of U.S. GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In fiscal 2011, there was no intraperiod tax allocation due to the fact that there was a loss in other comprehensive income for the period. In fiscal 2010, in addition to our federal income tax benefit, we recorded a non-cash tax benefit on the loss from continuing operations of $0.6 million, which was offset in full by income tax expense recorded in other comprehensive income. While the income tax benefit from continuing operations is reported in our Consolidated Statements of Operations, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive loss, which is a component of stockholders’ equity.

As of December 31, 2011, our deferred income tax assets were $69.0 million, which are offset by a full valuation allowance. Deferred income tax assets and income tax liabilities are recognized for temporary differences between amounts recorded for financial reporting and income tax purposes. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income taxes incurred during fiscal 2011 and fiscal 2010, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves, pension obligations and differences between book and tax depreciation and amortization. We record a valuation allowance against our net deferred tax assets when we determine that based on the weight of available evidence, it is more likely than not our net deferred tax assets will not be realized. We considered the four sources of taxable income that should be considered when determining whether a valuation allowance is required including (from least to most subjective):

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB amended fair value measurement guidance to require a number of additional disclosures regarding fair value measurement, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated, and the requirement to provide disclosures about valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. This guidance is effective for periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. This guidance did not have a significant impact on our financial statements and disclosures.

In May 2011, the FASB issued guidance which amends existing US GAAP fair value measurement and disclosure guidance to converge US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring amounts at fair value as well as disclosures about these measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011. We do not anticipate this guidance having a significant impact on our financial statements and disclosures.

In June 2011, the FASB issued guidance which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update also requires the presentation of a single statement of comprehensive income or consecutive presentation of the statement of income and the statement of comprehensive income, if a company elects to present two separate statements. Finally, reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the financial statements. There has been an amendment which defers the section of the new guidance related to the reclassification of items out of accumulated other comprehensive income. The new guidance and subsequent amendment are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Formal adoption of this guidance will not significantly impact our presentation of these items as we have historically presented the total of comprehensive loss, the components of net loss and the components of other comprehensive loss in a single continuous statement on the face of the Consolidated Statements of Operations and Comprehensive Loss.

In September 2011, the FASB issued guidance which provides the option of first assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we had goodwill recorded and were completing an impairment analysis, this would allow us to skip the two step impairment test if it’s determined not to be more likely than not that the fair value is less than the carrying value. We do not have goodwill recorded on the balance sheet and therefore this guidance does not currently impact us.

In September 2011, the FASB issued guidance which requires quantitative and qualitative disclosures for multiemployer pension plans and current and future commitments. These disclosures include providing additional information regarding the nature of the plan, level of participation in the multiemployer pension plan, the financial health of the plan, and the nature of commitments to the plan. These disclosures are effective for annual periods for fiscal years ending after December 15, 2011. This guidance did not have a significant impact on our financial statements and disclosures.

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

Interest Rates. Our revolving credit facilities accrue interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facility would have an impact on our results of operations. However, a change of 100 basis points in the market rate of interest would have an immaterial impact based on borrowings outstanding at December 31, 2011. Additionally, to the extent changes in interest rates impact the housing market, we would be impacted by such changes.

We have a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and a fixed interest rate of 6.35%. By entering into this fixed rate mortgage, we insulated ourselves from changes in market interest rates on a portion of our indebtedness. This mortgage replaced our previously existing $165 million floating rate mortgage, which had a 7.4% interest rate when it was terminated.

Foreign Exchange Rates. Less than 3.0% of our net sales are denominated in currencies other than the U.S. dollar, and we do not believe our total exposure to currency fluctuations to be significant.

Commodity Prices. We believe that general inflation did not significantly affect our operating results or markets in fiscal 2011, fiscal 2010 or fiscal 2009. As discussed above, our results of operations were both favorably and unfavorably impacted by increases and decreases in the pricing of certain commodity-based products. Commodity price fluctuations have from time to time created cyclicality in our financial performance and may do so in the future.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission set forth in Internal Control — Integrated Framework. Based on our assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2011 included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, dated February 27, 2012.

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries

We have audited BlueLinx Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BlueLinx Holdings Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BlueLinx Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 Consolidated Financial Statements of BlueLinx Holdings Inc. and subsidiaries and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE

CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlueLinx Holdings Inc. and subsidiaries at December 31, 2011 and January 1, 2011, and the consolidated results of their operations and their cash flows for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BlueLinx Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 27, 2012

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31, 2011	January 1, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,898	$14,297
Receivables, less allowances of $5,135 in fiscal 2011 and $5,715 in fiscal 2010	138,872	119,202
Inventories, net	185,577	188,250
Deferred income tax assets, net	—	143
Other current assets	27,141	22,768

Total current assets	356,488	344,660

Property and equipment:
Land and improvements	49,562	52,540
Buildings	95,652	96,720
Machinery and equipment	75,508	70,860
Construction in progress	741	2,028

Property and equipment, at cost	221,463	222,148
Accumulated depreciation	(98,335)	(92,517)

Property and equipment, net	123,128	129,631
Non-current deferred income tax assets, net	358	—
Other non-current assets	23,941	50,728

Total assets	$503,915	$525,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,228	$62,827
Bank overdrafts	22,364	23,089
Accrued compensation	4,496	4,594
Current maturities of long-term debt	9,046	1,190
Deferred income taxes, net	382	—
Other current liabilities	16,558	16,792

Total current liabilities	123,074	108,492

Non-current liabilities:
Long-term debt	328,695	381,679
Deferred income taxes, net	—	192
Other non-current liabilities	43,772	33,665

Total liabilities	495,541	524,028

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value, 100,000,000 shares authorized; 62,012,962 and 32,667,504 shares issued and outstanding at December 31, 2011 and January 1, 2011, respectively	620	327
Additional paid-in-capital	207,626	147,427
Accumulated other comprehensive loss	(21,900)	(7,358)
Accumulated deficit	(177,972)	(139,405)

Total stockholders’ equity	8,374	991

Total liabilities and stockholders’ equity	$503,915	$525,019

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010
	(In thousands, except per share data)
Net sales	$1,755,431	$1,804,418	$1,646,108
Cost of sales	1,545,282	1,593,745	1,452,947

Gross profit	210,149	210,673	193,161

Operating expenses:
Selling, general, and administrative	207,857	221,185	210,214
Net gain from terminating the Georgia-Pacific supply agreement	—	—	(17,772)
Depreciation and amortization	10,562	13,365	16,984

Total operating expenses	218,419	234,550	209,426

Operating loss	(8,270)	(23,877)	(16,265)
Non-operating expenses (income):
Interest expense	30,510	33,788	32,456
Changes associated with the ineffective interest rate swap	(1,676)	(4,603)	6,252
Write-off of debt issue costs	—	183	1,407
Other expense, net	501	587	519

Loss before provision for (benefit from) income taxes	(37,605)	(53,832)	(56,899)
Provision for (benefit from) income taxes	962	(589)	4,564

Net loss	$(38,567)	$(53,243)	$(61,463)

Basic and diluted weighted average number of common shares outstanding	43,187	30,688	31,017

Basic and diluted net loss per share applicable to common shares outstanding	$(0.89)	$(1.73)	$(1.98)

Comprehensive loss:
Net loss	$(38,567)	$(53,243)	$(61,463)
Other comprehensive loss:
Foreign currency translation, net of taxes	(92)	336	1,173
Unrealized (loss) gain from pension plan, net of taxes	(14,969)	(616)	941
Unrealized gain from ineffective interest rate swap, net of taxes	519	1,297	6,431

Comprehensive loss	$(53,109)	$(52,226)	$(52,918)

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(38,567)	$(53,243)	$(61,463)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	10,562	13,365	16,984
Amortization of debt issue costs	2,940	1,963	2,459
Net gain from terminating the Georgia-Pacific Supply Agreement	—	—	(17,772)
Payments from terminating the Georgia-Pacific Supply Agreement	—	4,706	14,118
Gain from sale of properties	(10,604)	—	(10,397)
Gain from property insurance settlements	(1,230)	—	—
Prepayment fees associated with principal payments on mortgage	—	—	616
Changes associated with the ineffective interest rate swap	(1,676)	(4,603)	6,252
Write-off of debt issue costs	—	183	1,407
Vacant property changes	(291)	53	1,222
Gain on modification of lease agreement	(1,971)	—	—
Deferred income tax (benefit) provision	(25)	(600)	24,220
Share-based compensation	1,974	3,978	2,922
Decrease (increase) in restricted cash related to the ineffective interest rate swap, insurance, and other	987	6,556	(2,511)
Changes in assets and liabilities:
Receivables	(19,670)	145	11,306
Inventories	2,673	(15,065)	16,297
Accounts payable	5,973	(1,791)	(13,749)
Changes in other working capital	(375)	15,452	(13,583)
Other	(343)	(1,008)	1,819

Net cash used in operating activities	(49,643)	(29,909)	(19,853)

Cash flows from investing activities:
Property and equipment investments	(7,222)	(4,092)	(1,815)
Proceeds from disposition of assets	18,355	711	14,451

Net cash provided by (used in) investing activities	11,133	(3,381)	12,636

Cash flows from financing activities:
Repurchase of common stock	—	(583)	(2,042)
Repayments on revolving credit facilities	(478,630)	(466,219)	(116,682)
Borrowings from revolving credit facilities	475,918	507,419	16,682
Principal payments on mortgage	(42,416)	—	(3,201)
Payments on capital lease obligations	(1,440)	(629)	—
Prepayment fees associated with principal payments on mortgage	—	—	(616)
(Decrease) increase in bank overdrafts	(725)	(4,143)	2,517
Decrease (increase) in restricted cash related to the mortgage	20,604	(11,201)	(10,296)
Debt financing costs	(2,721)	(6,521)	—
Proceeds from stock offering less expenses paid	58,521	—	—
Other	—	7	(41)

Net cash provided by (used in) financing activities	29,111	18,130	(113,679)

Decrease in cash	(9,399)	(15,160)	(120,896)
Cash and cash equivalents balance, beginning of period	14,297	29,457	150,353

Cash and cash equivalents balance, end of period	$4,898	$14,297	$29,457

Supplemental Cash Flow Information
Net income tax (payments) refunds during the period	$(22)	$19,983	$10,299

Interest paid during the period	$28,098	$31,675	$28,288

Noncash transactions:
Capital leases	$3,131	$1,889	$—

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)
Balance, January 3, 2009	32,362	$323	$144,148	$(16,920)	$(24,699)	$102,852
Net loss	—	—	—	—	(61,463)	(61,463)
Foreign currency translation adjustment, net of tax	—	—	—	1,173	—	1,173
Unrealized gain from pension plan, net of tax	—	—	—	941	—	941
Unrealized gain from cash flow hedge, net of tax	—	—	—	6,431	—	6,431
Issuance of restricted stock, net of forfeitures	589	6	—	—	—	6
Repurchase of common stock	(772)	(7)	(2,035)	—	—	(2,042)

Compensation related to share-based grants	—	—	2,922	—	—	2,922

Balance, January 2, 2010	32,179	322	145,035	(8,375)	(86,162)	50,820

Net loss	—	—	—	—	(53,243)	(53,243)
Foreign currency translation adjustment, net of tax	—	—	—	336	—	336
Unrealized loss from pension plan, net of tax	—	—	—	(616)	—	(616)
Unrealized gain from cash flow hedge, net of tax	—	—	—	1,297	—	1,297
Issuance of restricted stock, net of forfeitures	688	7	—	—	—	7
Repurchase of common stock	(199)	(2)	(581)	—	—	(583)
Compensation related to share-based grants	—	—	3,876	—	—	3,876
Reclassification of equity awards to liability	—	—	(903)	—	—	(903)

Balance, January 1, 2011	32,668	327	147,427	(7,358)	(139,405)	991

Net loss	—	—	—	—	(38,567)	(38,567)
Foreign currency translation adjustment, net of tax	—	—	—	(92)	—	(92)
Unrealized loss from pension plan, net of tax	—	—	—	(14,969)	—	(14,969)
Unrealized gain from cash flow hedge, net of tax	—	—	—	519	—	519
Issuance of restricted stock, net of forfeitures	774	7	—	—	—	7
Issuance of stock related to the rights offering, net of expenses	28,571	286	58,235	—	—	58,521
Compensation related to share-based grants	—	—	2,158	—	—	2,158
Impact of net settled shares for vested grants	—	—	(194)	—	—	(194)

Balance, December 31, 2011	62,013	$620	$207,626	$(21,900)	$(177,972)	$8,374

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Background

Basis of Presentation

BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation (BlueLinx Holdings Inc. and its subsidiaries are collectively referred to as “BlueLinx” or the “Company”), is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of December 31, 2011, we distributed more than 10,000 products to approximately 11,500 customers through our network of approximately 55 distribution centers. The Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal 2011, fiscal 2010, and fiscal 2009 each contained 52 weeks.

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

	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010
	(Dollars in millions)
Sales by category
Structural products	$708	$838	$738
Specialty products	1,089	1,005	948
Unallocated allowances and adjustments	(42)	(39)	(40)

Total sales	$1,755	$1,804	$1,646

Suppliers

As of December 31, 2011, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts and freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, consigned inventory and extended payment terms.

On April 27, 2009, we entered into a Termination and Modification Agreement (“Modification Agreement”) related to our Master Purchases, Supply, and Distribution Agreement (the “Supply Agreement”) with G-P. The Modification Agreement effectively terminated the existing Supply Agreement with respect to our distribution of G-P plywood, OSB and lumber. As a result of terminating this agreement, we are no longer contractually obligated to make minimum purchases of products from G-P.

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

On February 12, 2012, our three-year purchase agreement with G-P for engineered lumber expired in accordance with its terms. We continue to distribute a variety of G-P building products, but no longer are contractually obligated to make minimum purchases of products from G-P or to purchase certain products exclusively from G-P.

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

All revenues recognized are net of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to revenue and earnings resulting from revisions to estimates on discounts and returns have been immaterial for each of the reported periods.

Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investments with maturity dates of less than three months when purchased.

Restricted Cash

We had restricted cash of $20.6 million and $42.2 million at December 31, 2011 and January 1, 2011, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

The table below provides the balances of each individual component in restricted cash as of December 31, 2011 and January 1, 2011 (in thousands):

	September 30,	September 30,
	At December 31, 2011	At January 1, 2011
Cash in escrow:
Mortgage	$10,011	$30,616
Insurance	8,786	9,430
Other	1,779	2,124

Total	$20,576	$42,170

During fiscal 2011, 2010 and 2009, changes in restricted cash required under our mortgage were classified in the financing section of our Consolidated Statement of Cash Flows.

Concentrations of Credit Risk

Our accounts receivable are principally from customers in the building products industry located in the United States and Canada. In fiscal 2011, Lowes Companies, Inc. (and its affiliated companies) was our largest customer, accounting for approximately 10.4% of total sales. Although we do not anticipate events in the near term leading to the loss of this customer, were these events to occur, our business could be negatively impacted. We believe concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising our customer base.

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances ultimately will be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At December 31, 2011 and January 1, 2011, these reserves totaled $5.1 million and $5.7 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.

Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At December 31, 2011 and January 1, 2011, the market value of our inventory exceeded its cost. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At December 31, 2011 and January 1, 2011, our damaged, excess and obsolete inventory reserves were $1.5 million and $1.7 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been insignificant.

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

Consideration Received from Vendors and Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory to reflect the net acquisition cost (purchase price less expected purchase rebates). At December 31, 2011 and January 1, 2011, the vendor rebate receivable totaled $9.0 million and $9.5 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales to reflect the net sales (sales price less expected customer rebates). At December 31, 2011 and January 1, 2011, the customer rebate payable totaled $7.0 million and $6.4 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been insignificant.

Shipping and Handling

Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in “Selling, general, and administrative” expenses were $87.9 million, $85.5 million, and $84.4 million for fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses of $1.9 million, $1.8 million, and $1.8 million were included in “Selling, general and administrative” expenses for fiscal 2011, fiscal 2010, fiscal 2009, respectively.

Loss per Common Share

We calculate our basic loss per share by dividing net loss by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain management employees and non-employee directors participate in dividends on the same basis as common shares and are non-forfeitable by the holder. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Given that the restricted stockholders do not have a contractual obligation to participate in the losses, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. In addition, because the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included 2,361,423, 1,914,288, and 1,539,129 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for fiscal 2011, fiscal 2010, and fiscal 2009, respectively, because all periods reflected net losses.

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

As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. For fiscal 2011, fiscal 2010, and fiscal 2009, we excluded 3,266,739, 2,839,103, and 2,648,049 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 2 to 18 years for land improvements, 5 to 40 years for buildings, and 3 to 7 years for machinery and equipment, which includes mobile equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income. Depreciation expense totaled $10.4 million for fiscal 2011, $12.8 million for fiscal 2010 and $15.3 million for fiscal 2009.

During fiscal 2011, we sold certain properties with carrying values of $4.8 million, which resulted in gains totaling $10.6 million. These gains are recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations. All but one of these properties, which had a carrying value of $0.8 million and for which a gain of $5.4 million was recorded, were classified as held for sale. See Note 4 for discussion of the held for sale properties sold during the year.

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

Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. In the event that undiscounted cash flows do not exceed the carrying value of a facility, our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a two year average of cash flows based on 2011 EBITDA and 2012 projected EBITDA, which includes a small growth factor assumption, to estimate undiscounted cash flows. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 13.

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

During the first quarter of fiscal 2011 our Newtown, CT facility was damaged due to severe winter weather. As a result of the damage to the facility and its contents we have received approximately $5.8 million in proceeds from the insurance company comprised of $2.2 million related to the damaged building, $2.4 million related to damaged and destroyed inventory and $1.2 million related to the recovery of additional expenses incurred as a result of the damage. Cash received related to the damaged building was classified as an investing cash inflow in our Consolidated Statement of Cash Flows and used to reduce the principal of our mortgage. All other cash inflows related to the insurance settlement were classified as operating cash flows in our Consolidated Statement of Cash Flows. The majority of the remaining cash inflows were used to fund costs incurred related to the Newtown loss. We recognized a $1.4 million gain in fiscal 2011 of which $1.2 million related to the damaged building and $0.2 million related to the recovery of gross margin on the inventory. We recorded the gain at the time that the recovery of the minimum expected proceeds under our insurance policy became probable and was estimable. This gain was recorded in “Selling, general and administrative expenses” in our Consolidated Statement of Operations.

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

Foreign Currency Translation

The functional currency for our Canadian operations is the Canadian dollar. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in stockholders’ equity. Foreign currency transaction gains and losses are reflected in the Consolidated Statements of Operations. Accumulated other comprehensive loss at December 31, 2011 and January 1, 2011 included the accumulated gain from foreign currency translation (net of tax) of $1.7 million and $1.8 million, respectively.

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

New Accounting Standards

In January 2010, the FASB amended fair value measurement guidance to require a number of additional disclosures regarding fair value measurement, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated, and the requirement to provide disclosures about valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. This guidance is effective for periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. This guidance did not have a significant impact on our financial statements and disclosures.

In May 2011, the FASB issued guidance which amends existing US GAAP fair value measurement and disclosure guidance to converge US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring amounts at fair value as well as disclosures about these measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011. We do not anticipate this guidance having a significant impact on our financial statements and disclosures.

In June 2011, the FASB issued guidance which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update also requires the presentation of a single statement of comprehensive income or consecutive presentation of the statement of income and the statement of comprehensive income, if a company elects to present two separate statements. Finally, reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the financial statements. There has been an amendment which defers the section of the new guidance related to the reclassification of items out of accumulated other comprehensive income. The new guidance and subsequent amendment are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Formal adoption of this guidance will not significantly impact our presentation of these items as we have historically presented the total of comprehensive loss, the components of net loss and the components of other comprehensive loss in a single continuous statement on the face of the Consolidated Statements of Operations and Comprehensive Loss.

In September 2011, the FASB issued guidance which provides the option of first assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we had goodwill recorded and were completing an impairment analysis, this would allow us to skip the two step impairment test if it’s determine not to be more likely than not that the fair value is less than the carrying value. We do not have goodwill recorded on the balance sheet and therefore this guidance does not currently impact us.

In September 2011, the FASB issued guidance which requires quantitative and qualitative disclosures for multiemployer pension plans and current and future commitments. These disclosures include providing additional information regarding the nature of the plan, level of participation in the multiemployer pension plan, the financial health of the plan, and the nature of commitments to the plan. These disclosures are effective for annual periods for fiscal years ending after December 15, 2011. This guidance did not have a significant impact on our financial statements and disclosures.

3. Restructuring Charges

We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e. the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations. We reassess this liability periodically based on current market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts related to the $1.2 million tenant improvement allowance, either do not materialize or change. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets for the fiscal years ended and at December 31, 2011 and January 1, 2011.

We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and in “Accrued compensation” on the Consolidated Balance Sheets for the fiscal years ended and at December 31, 2011 and January 1, 2011.

2007 Facility Consolidation and Severance Costs

During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings and reduction in force initiatives, which resulted in charges of $17.1 million during the fourth quarter of fiscal 2007.

As of December 31, 2011 and January 1, 2011, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.

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

The table below summarizes the balance of accrued facility consolidation reserve and the changes in the accrual for fiscal 2011 (in thousands):

September 30,
Balance at January 1, 2011	$10,227
Payments	(2,137)
Amendment to lease and other assumption changes	(2,227)
Accretion of liability	474

Balance at December 31, 2011	$6,337

2010 Severance Costs

During fiscal 2010, we had certain reduction in force activities, which resulted in severance charges of $1.1 million.

The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for fiscal 2011 (in thousands):

September 30,
Balance at January 1, 2011	$777
Assumption Changes	(316)
Payments	(449)

Balance at December 31, 2011	$12

2011 Severance Costs

During fiscal 2011, we had certain reduction in force activities, which resulted in severance charges of $1.9 million.

The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for fiscal 2011 (in thousands):

September 30,
Balance at January 1, 2011	$—
Assumption Changes	(177)
Charges	1,878
Payments	(1,445)

Balance at December 31, 2011	$256

4. Assets Held for Sale and Net Gain on Disposition

As part of our restructuring efforts to improve our cost structure and cash flow, we closed certain facilities and designated them as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of December 31, 2011 and January 1, 2011, total assets held for sale were $2.3 million and $1.6 million, respectively, and were included in “Other current assets” in our Consolidated Balance Sheets. During fiscal 2011, we sold certain real properties held for sale, which had a total carrying value of $4.0 million, that resulted in a $5.2 million gain recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations. We continue to actively market the remaining properties that are held for sale. Due to the fact that as of December 31, 2011 the remaining properties are all land, depreciation expense is not impacted.

5. Income Taxes

Our provision for (benefit from) income taxes consists of the following:

	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010
	(In thousands)
Federal income taxes:
Current	$(89)	$(637)	$(19,800)
Deferred	—	(556)	18,475
State income taxes:
Current	759	(145)	(263)
Deferred	—	(100)	5,745
Foreign income taxes:
Current	317	793	407
Deferred	(25)	56	—

Provision for (benefit from) income taxes	$962	$(589)	$4,564

The federal statutory income tax rate was 35%. Our provision for (benefit from) income taxes is reconciled to the federal statutory amount as follows:

	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010
	(In thousands)
Benefit from income taxes computed at the federal statutory tax rate	$(13,162)	$(18,841)	$(19,912)
Benefit from state income taxes, net of federal benefit	(1,296)	(2,153)	(2,276)
Valuation allowance change	14,498	18,433	25,864
Other	922	1,972	888

Provision for (benefit from) income taxes	$962	$(589)	$4,564

Our income before provision for income taxes for our Canadian operations was $0.9 million, $1.6 million and $1.2 million for fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

For fiscal 2011, we recognized tax expense of $1.0 million. The expense recognized for the year is primarily comprised of $0.7 million for current state income tax expense related to earnings generated on a separate company basis and $0.3 million of current income tax expense resulting from foreign income taxes.

For fiscal 2010, we recognized tax benefit of $0.6 million. The benefit recognized for the year was primarily comprised of $0.6 million of deferred income tax benefit resulting from the allocation of income tax expense to other comprehensive income, $0.7 million of current income tax benefit resulting from a net operating loss carryback and $0.8 million of current income tax expense resulting from foreign income taxes.

In accordance with the intraperiod tax allocation provisions of U.S. GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In fiscal 2011, there was no intraperiod tax allocation due to the fact that there was a loss in other comprehensive income for the period. In fiscal 2010, in addition to our federal income tax benefit, we recorded a non-cash tax benefit on the loss from continuing operations of $0.6 million, which was offset in full by income tax expense recorded in other comprehensive income. While the income tax benefit from continuing operations is reported in our Consolidated Statements of Operations, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive loss, which is a component of stockholders’ equity.

Our financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income taxes incurred, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves, pension obligations and differences between book and tax depreciation and amortization. We record a valuation allowance against our net deferred tax assets when we determine that based on the weight of available evidence, it is more likely than not our net deferred tax assets will not be realized.

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

During fiscal 2010 and 2011, we weighed all available positive and negative evidence and concluded the weight of the negative evidence of a three year cumulative loss continued to outweigh the positive evidence. Based on the conclusions reached, we continued to maintain a full valuation allowance during 2011 and 2010.

The components of our net deferred income tax assets (liabilities) are as follows:

	September 30,	September 30,
	December 31, 2011	January 1, 2011
	(In thousands)
Deferred income tax assets:
Inventory reserves	$3,012	$3,341
Compensation-related accruals	5,979	6,441
Accruals and reserves	176	356
Accounts receivable	1,169	1,341
Restructuring costs	2,540	4,212
Derivatives	—	814
Pension	13,713	7,332
Benefit from NOL carryovers(1)	41,770	24,867
Other	646	558

Total gross deferred income tax assets	69,005	49,262
Less: Valuation allowances	(66,793)	(46,528)

Total net deferred income tax assets	$2,212	$2,734

Deferred income tax liabilities:
Intangible assets	(176)	(230)
Property and equipment	(1,211)	(1,695)
Pension	—	—
Other	(849)	(858)

Total deferred income tax liabilities	(2,236)	(2,783)

Deferred income tax assets (liabilities), net	$(24)	$(49)

(1)	Our federal and state NOL carryovers will expire over 1 to 20 years.

Activity in our deferred tax asset valuation allowance for fiscal 2011 and fiscal 2010 was as follows (in thousands):

	September 30,	September 30,
	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011
Balance at beginning of the year	$46,528	$27,226
Valuation allowance removed for taxes related to:
Income before income taxes	—	—
Valuation allowance provided for taxes related to:
Loss before income taxes	20,265	19,302
Effect of a change in judgment	—	—

Balance at end of the year	$66,793	$46,528

We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. The following table summarizes the activity related to our unrecognized tax benefits:

September 30,
(In thousands)
Balance at January 3, 2009	$261
Increases related to current year tax positions	526
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	(25)
Settlements	(23)

Balance at January 2, 2010	$739
Increases related to current year tax positions	—
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	(62)
Settlements	—

Balance at January 1, 2011	$677
Increases related to current year tax positions	—
Additions for tax positions in prior years	196
Reductions for tax positions in prior years	—
Settlements	—

Balance at December 31, 2011	$873

Included in the unrecognized tax benefits at December 31, 2011 and January 1, 2011 were $0.9 million and $0.7 million, respectively, of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued a nominal amount of interest related to these unrecognized tax benefits during 2011 and 2010, and this amount is reported in “Interest expense” in our Consolidated Statements of Operations. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2011 tax years generally remain subject to examination by federal and most state and foreign tax authorities.

6. Receivables

We have a diversified customer base concentrated in the building products business. Credit risk is monitored and provisions for expected losses are provided as determined necessary by management. We generally do not require collateral.

The following reflects our activity in receivables related reserve accounts:

	September 30,	September 30,	September 30,	September 30,
	Beginning Balance	Expense/ (Income)	Write offs and Other, Net	Ending Balance
	(In thousands)
Fiscal 2009
Allowance for doubtful accounts and related reserves	$10,114	$3,879	$(5,606)	$8,387
Fiscal 2010
Allowance for doubtful accounts and related reserves	$8,387	$2,222	$(4,894)	$5,715
Fiscal 2011
Allowance for doubtful accounts and related reserves	$5,715	$2,576	$(3,156)	$5,135

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

The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to participants of the 2006 plan selected by our Board of Directors or a committee of the Board that administers the 2006 Plan. We reserved 3,200,000 shares of our common stock for issuance under the 2006 Plan. The terms and conditions of awards under the 2006 Plan are determined by the administrator for each grant. Awards issued under the 2006 Plan are subject to accelerated vesting in the event of a change in control as such event is defined in the 2006 Plan. On January 12, 2011, June 23, 2011, and December 1, 2011, the Compensation Committee granted 568,972, 50,000, and 200,000 restricted shares of our common stock to certain members of our management, respectively. There were no stock options granted during fiscal 2011, 2010 or fiscal 2009.

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

As of December 31, 2011, there was $2.3 million of total unrecognized compensation expense related to restricted stock. The unrecognized compensation expense for restricted stock is expected to be recognized over weighted average term of 1.2 years. There was no future compensation expense remaining for options as of December 31, 2011. As of December 31, 2011, the weighted average remaining contractual term for our options and restricted stock is 5.9 years and 1.2 years. As of January 1, 2011, there was $0.1 million and $2.5 million of total unrecognized compensation expense related to stock options and restricted stock, respectively. The maximum contractual term for stock options and restricted stock is 10 years and 3 to 5 years, respectively.

For fiscal 2011, fiscal 2010 and fiscal 2009, our total stock-based compensation expense was $2.0 million, $4.0 million, and $3.0 million, respectively. We also recognized related income tax benefits of $0.8 million, $1.5 million and $1.2 million, respectively, which has been offset by a valuation allowance.

The total fair value of the options vested in fiscal 2011, fiscal 2010 and fiscal 2009 was $0.7 million, $1.0 million and $0.6 million, respectively. For restricted stock, the total fair value vested in fiscal 2011, fiscal 2010, and fiscal 2009 was $2.2 million, $1.5 million and $1.2 million, respectively.

There were no stock option exercises during fiscal 2011, fiscal 2010, or fiscal 2009. We present the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow in our Consolidated Statements of Cash Flows when present. There were no excess tax benefits in fiscal 2011, fiscal 2010, or fiscal 2009.

On December 14, 2010, the Compensation Committee approved an amendment to the 2008 Performance Share Award Agreement under the 2006 Plan. The Amendment provides that the Company may, at the discretion of the Compensation Committee, settle grants pursuant to Performance Share Award Agreements either in (i) one share of common stock of the Company for each Performance Share (as defined in the 2006 Plan) earned or (ii) a lump sum cash payment equal to the Fair Market Value (as defined in the 2006 Plan) of one share of common stock of the Company for each Performance Share earned. The Amendment was determined to be a modification of the award and an adjustment related to the difference in fair value was recorded in fiscal 2010. The award, which impacts eight employees, was classified as a liability award and was marked to market. On January 1, 2011, the fair value of these awards was based on the closing price of our common stock on December 31, 2010 of $3.66. These awards were settled in cash on January 7, 2011.

The tables below summarize activity and include certain additional information related to our outstanding employee stock options for the three years ended December 31, 2011. There have been no new employee stock option grants for the three years ended December 31, 2011.

	September 30,	September 30,
	Shares	Weighted Average Exercise Price
Options outstanding at January 3, 2009	1,038,515	6.78
Options granted	—	—
Options exercised	—	—
Options forfeited	(30,268)	13.67
Options expired	(79,932)	9.39

Options outstanding at January 2, 2010	928,315	6.34
Options granted	—	—
Options exercised	—	—
Options forfeited	(2,300)	14.01
Options expired	(1,200)	14.01

Options outstanding at January 1, 2011	924,815	6.31

Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(19,499)	12.53

Options outstanding at December 31, 2011	905,316	6.18

Options exercisable at December 31, 2011	905,316	$6.18

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Outstanding			Exercisable
Price Range	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in Years)	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in Years)
$4.66	750,000	$4.66	6.2	750,000	$4.66	6.2
$10.29-$14.01	155,316	$13.51	4.3	155,316	$13.51	4.3

	905,316		5.9	905,316		5.9

The following tables summarize activity for our performance shares, restricted stock awards and restricted stock unit awards during fiscal 2011, fiscal 2010, and fiscal 2009:

	September 30,	September 30,	September 30,	September 30,
			Performance	Restricted
	Restricted Stock		Shares	Stock Units
		Weighted
	Number of Awards	Average Fair Value	Number of Awards	Number of Awards (1)
Outstanding at January 3, 2009	1,201,288	5.62	292,306	164,700
Granted	681,151	2.64	—	—
Vested	(250,000)	4.86	—	—
Forfeited	(93,310)	5.58	(111,701)	(20,150)

Outstanding at January 2, 2010	1,539,129	4.42	180,605	144,550
Granted	747,737	3.07	—	—
Increase due to assumption changes	—	—	112,955	—
Vested	(340,578)	4.49	—	—
Forfeited	(32,000)	3.47	(52,725)	(16,600)

Outstanding at January 1, 2011	1,914,288	2.67	240,835	127,950
Granted	819,240	3.14	—	—
Vested	(364,303)	6.16	(240,835)	(63,200)
Forfeited	(7,801)	3.26	—	(15,400)

Outstanding at December 31, 2011	2,361,424	$3.22	—	49,350

(1)	As the restricted stock units will be settled in cash, the fair value of these awards is marked-to-market each reporting period through the date of settlement. During fiscal 2011, certain restricted stock units vested and approximately $0.2 million was paid out to settle these awards.

8. Employee Benefits

Defined Benefit Pension Plans

Most of our hourly employees participate in noncontributory defined benefit pension plans, which include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We met our required contribution to the hourly pension plan in fiscal 2011. We believe that each multiemployer pension plan is immaterial to our financial statements and that we represent an immaterial portion of the total contributions and future obligations of these plans. Contributions to multiemployer plans are generally based on negotiated labor contracts. We contributed $1.2 million, $1.1 million, and $1.0 million to union administered multiemployer pension plans for fiscal 2011, fiscal 2010, and fiscal 2009, respectively. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.

The following tables set forth the change in projected benefit obligation and the change in plan assets for the hourly pension plan:

	September 30,	September 30,
	December 31, 2011	January 1, 2011
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$87,510	$79,500
Service cost	2,091	1,992
Interest cost	4,609	4,744
Actuarial loss	9,029	4,868
Curtailment	—	—
Benefits paid	(3,814)	(3,594)

Projected benefit obligation at end of period	99,425	87,510

Change in plan assets:
Fair value of assets at beginning of period	68,725	61,563
Actual (loss) return on plan assets	(1,015)	8,290
Employer contributions	—	2,466
Benefits paid	(3,814)	(3,594)

Fair value of assets at end of period	63,896	68,725

Unfunded Status of Plan	$(35,529)	$(18,785)

We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax, offset by a valuation allowance. On December 31, 2011, we measured the fair value of our plan assets and benefit obligations. As of December 31, 2011 and January 1, 2011, the net unfunded status of our benefit plan was $35.5 million and $18.8 million, respectively. These amounts were included in “Other non-current liabilities” on our Consolidated Balance Sheets. The net adjustment to other comprehensive loss for fiscal 2011, fiscal 2010, and fiscal 2009 was $15.0 million loss ($15.0 million loss, net of tax, offset by a valuation allowance), $1.0 million loss ($0.6 million loss, net of tax), and $1.5 million gain ($0.9 million gain, net of tax), respectively, which represents the net unrecognized actuarial (loss) gain and unrecognized prior service cost.

The unfunded status and the amounts recognized on our Consolidated Balance Sheets for the hourly pension plan are set forth in the following table:

	September 30,	September 30,
	December 31, 2011	January 1, 2011
	(In thousands)
Unfunded status	$(35,529)	$(18,785)
Unrecognized prior service cost	3	3
Unrecognized actuarial loss	29,213	14,244

Net amount recognized	$(6,313)	$(4,538)

Amounts recognized on the balance sheet consist of:
Accrued pension liability	(35,529)	(18,785)
Accumulated other comprehensive loss (pre-tax)	29,216	14,247

Net amount recognized	$(6,313)	$(4,538)

The portion of estimated net loss for the hourly pension plan that is expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year is $2.1 million. The expected amortization of prior service cost recognized into net periodic cost over the next fiscal year is nominal.

The accumulated benefit obligation for the hourly pension plan was $96.8 million and $85.2 million at December 31, 2011 and January 1, 2011, respectively.

Net periodic pension cost for our pension plans included the following:

	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010
	(In thousands)
Service cost	$2,091	$1,992	$1,808
Interest cost on projected benefit obligation	4,609	4,744	4,511
Expected return on plan assets	(5,505)	(4,926)	(4,531)
Amortization of unrecognized loss	579	494	723
Amortization of unrecognized prior service cost	—	—	—

Net periodic pension cost	$1,774	$2,304	$2,511

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	September 30,	September 30,
	December 31, 2011	January 1, 2011
Projected benefit obligation:
Discount rate	5.02%	5.39%
Average rate of increase in future compensation levels	3.00%	4.00%
Net periodic pension cost
Discount rate	5.39%	6.11%
Average rate of increase in future compensation levels	4.00%	4.00%
Expected long-term rate of return on plan assets	8.25%	8.25%

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

Upon calculation of the historical risk premium for each asset class, an expected rate of return can be established based on assumed 90-day Treasury bill rates. Based on the normal asset allocation structure of the portfolio (65% equities, 30% fixed income, and 5% other) with historical compound annualized risk free rate of 4.40%, the expected overall portfolio return is 8.35% offset by 0.5% expense estimate resulting in a 7.85% net long term rate of return as of December 31, 2011.

Our percentage of fair value of total assets by asset category as of our measurement date is as follows:

	September 30,	September 30,
Asset Category	December 31, 2011	January 1, 2011
Equity securities — domestic	47%	45%
Equity securities — international	5%	15%
Fixed income	45%	32%
Other	3%	8%

Total	100%	100%

The fair value of our plan assets by asset category as of December 31, 2011 was as follows (in thousands):

September 30,
Asset Category	Level 1
Equity securities — domestic	$30,179
Equity securities — international	2,843
Fixed income	28,975
Other	1,899

Total	$63,896

The fair value of our plan assets by asset category as of January 1, 2011 was as follows (in thousands):

September 30,
Asset Category	Level 1
Equity securities — domestic	$30,891
Equity securities — international	10,389
Fixed income	22,248
Other	5,197

Total	$68,725

The plan assets are valued using quoted market prices in active markets and we consider the investments to be Level 1 in the fair value hierarchy. See Note 13 for a discussion of the levels of inputs to determine fair value.

Investment policy and strategy

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments will be to maximize the long-term real growth of fund assets, while the role of fixed income investments will be to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary. Target allocations for fiscal 2012 are 50% domestic and 15% international equity investments, 30% fixed income investments, and 5% cash. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class.

Our estimated future benefit payments reflecting expected future service are as follows (in thousands):

September 30,
Fiscal Year Ending	(In thousands)
December 29, 2012	$1,167
December 28, 2013	4,295
January 3, 2015	4,762
January 2, 2016	4,972
December 31, 2016	5,288
Thereafter	31,171

The Company’s required cash contribution to the pension plan in 2012 is approximately $4.1 million. This contribution is comprised of approximately $1.2 million related to our 2011 minimum required contribution and approximately $2.9 million related to our 2012 minimum required contribution. The Company’s minimum required contribution for plan year 2012 is $5.4 million. The Company will fund the $1.2 million related to its 2011 minimum required contribution with cash in 2012. However, in an effort to preserve additional cash for operations, we intend to seek a waiver from the IRS for our 2012 minimum required contribution. If we are granted the requested waiver, our contributions for 2012 will be deferred and amortized over the following five years, increasing our future minimum required contributions.

Defined Contribution Plans

Our employees also participate in several defined contribution plans. Contributions to the plans are based on employee contributions and compensation. Contributions to the hourly defined contribution plan totaled $0.1 million, $0.1 million, and $0.1 million for fiscal 2011, fiscal 2010, and fiscal 2009, respectively. During fiscal 2009, we suspended the Company matching contributions to our defined salaried contribution plan as part of our cost reduction initiatives. The Company match will be reinstated beginning on January 1, 2012.

9. Inventory Reserve Accounts

The following reflects our activity for inventory reserve accounts (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Beginning Balance	Expense	Write-offs and Other, net	Ending Balance
Fiscal 2009
Obsolescence/damaged inventory reserve	$4,031	$909	$(2,367)	$2,573
Lower of cost or market reserve	$3,400	$419	$(3,819)	$—
Fiscal 2010
Obsolescence/damaged inventory reserve	$2,573	$667	$(1570)	$1,670
Lower of cost or market reserve	$—	$722	$(722)	$—
Fiscal 2011
Obsolescence/damaged inventory reserve	$1,670	$2,309	$(2,487)	$1,492
Lower of cost or market reserve	$—	$—	$—	$—

10. Revolving Credit Facilities

As of December 31, 2011, we had outstanding borrowings of $93.4 million and excess availability of $115.7 million under the terms of our U.S. revolving credit facility (the “U.S. revolving credit facility”). The interest rate on the U.S. revolving credit facility was 4.2% at December 31, 2011. As of December 31, 2011 and January 1, 2011, we had outstanding letters of credit totaling $2.7 million and $5.9 million, respectively, primarily for the purposes of securing collateral requirements under the interest rate swap (which was terminated in March of 2011), casualty insurance programs and for guaranteeing lease and certain other obligations.

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

As of December 31, 2011, under the amended agreement, our U.S. revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million (the “Excess Availability Threshold”). We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures. The amount of our eligible accounts receivable included in the calculation of the borrowing base is 87.5%. Under the amended U.S. revolving credit facility agreement, the applicable percentage of the net liquidation value of our eligible inventory included in the calculation of the borrowing base is 90% for the periods January to March 2012 and January to March 2013, subject to specified EBITDA targets. The percentage of the net liquidation value of our eligible inventory included in the borrowing base remains the same as under the original agreement outside of the time period just specified. Also included in the calculation of our excess availability is certain cash on the balance sheet, which is subject to a deposit account control agreement. The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of December 31, 2011 and through the time of the filing of this Form 10-K, we were in compliance with all covenants. We had $115.7 million and $103.4 million of availability as of December 31, 2011 and January 1, 2011, respectively. Our lowest level of fiscal month end availability in the last three years as of December 31, 2011 was $94.0 million. We do not anticipate our excess availability in fiscal 2012 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio with our current operating results. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability falls below the greater of $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million on any date or in the event of default. Our amended U.S. revolving credit facility does not contain a subjective acceleration clause which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

On July 22, 2011, we concluded an offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. The rights offering was fully subscribed and resulted in gross proceeds of approximately $60 million. The majority of the proceeds from the rights offering of approximately $56 million were used to pay down the U.S. revolving credit facility. A payment on the

U.S. revolving credit facility of $50.0 million was made on July 29, 2011 and an additional payment of $6.0 million was made on August 1, 2011. We accounted for the rights issued as a component of additional paid in capital as they were indexed to the Company’s equity and there were no net cash settlement provisions. The amendment to our U.S. revolving credit facility, which was a condition to the rights offering, became effective upon the successful completion of the rights offering. In addition, as a condition to the rights offering, we entered into an amendment to our mortgage. The amendment to the mortgage is described further in Note 11.

On August 12, 2011, our subsidiary BlueLinx Building Products Canada Ltd.(“BlueLinx Canada”) entered into a revolving credit agreement (the “Canadian revolving credit facility”) with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”). The maturity date of this agreement is August 12, 2014. The Canadian revolving credit facility provides for an asset-based revolving credit facility with an aggregate lender commitment of up to $10 million at any time outstanding, subject to borrowing base availability. In addition, the Canadian revolving credit facility provides for an additional $5 million uncommitted accordion credit facility. Revolving loan (and letter of credit) availability under the facility is subject to a borrowing base. The amount of our eligible Canadian accounts receivable included in the calculation of the borrowing base is 85%. The amount of our eligible inventory included in the calculation of the borrowing base is 65%. The sum of items included in the borrowing base is reduced by $0.5 million (the “availability block”) and other availability reserves. In addition to paying interest on outstanding principal under the facility, we are required to pay a fee in respect of committed but unutilized commitments equal to 0.25% per annum. As of December 31, 2011, we had outstanding borrowings of $1.1 million and excess availability of $2.6 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 4.0% at December 31, 2011. The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year. As of December 31, 2011 and through the time of the filing of this Form 10-K, we were in compliance with all covenants.

In conjunction with the Canadian revolving credit facility and the modification of our U.S. revolving credit facility we incurred approximately $1.0 million in debt fees that were capitalized and are being amortized over the remaining terms of each respective agreement.

We believe that the amounts available from our revolving credit facilities and other sources are sufficient to fund our routine operations and capital requirements for the next 12 months. If economic conditions, especially those related to the housing market, do not improve, we may need to seek additional sources of capital to support our operations.

11. Mortgage

We have a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 55 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wachovia Bank, National Association and both lenders securitized their Notes in separate commercial mortgage backed securities pools in 2006.

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

Under the terms of our mortgage, we are required to transfer funds to be held as collateral (“the cash trap”). We expect to transfer $10.8 million in 2012 related to the “cash trap”.

During fiscal 2011, we sold certain real properties that ceased operations. As a result of the sale of these properties during fiscal 2011, we increased the restricted cash related to our mortgage by $6.5 million. Restricted cash of $6.5 million was applied to the mortgage loan in January of fiscal 2012. We did not sell any properties subject to the mortgage in 2010.

The mortgage loan required interest-only payments through June 2011, at which time we began making payments on the outstanding principal balance. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

September 30,
2012*	$9,046
2013	2,768
2014	2,952
2015	3,147
2016	225,340
Thereafter	—

*	Principal payments to be made in 2012 include $6.5 million related to the 2011 property sales, included in restricted cash as of December 31, 2011, that will be used to reduce to the principal of our mortgage in January 2012.

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

Changes associated with the ineffective interest rate swap recognized in the Consolidated Statements of Operations for fiscal 2011 were approximately $1.7 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective interest rate swap of $0.5 million, which was recorded through interest expense, offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for fiscal 2010 were approximately $4.6 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss over the life of the ineffective swap of $2.1 million offset by income of $6.7 million related to changes during 2010 in the fair value of the ineffective interest rate swap liability.

The following table presents a reconciliation of the unrealized losses related to our interest rate swap measured at fair value in accumulated other comprehensive loss as of December 31, 2011 (in thousands):

September 30,
Balance at January 1, 2011	$519
Changes associated with ineffective interest rate swap recorded to interest expense	(519)

Balance at December 31, 2011	$—

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

We had an ineffective interest rate swap that terminated in March of fiscal 2011. The swap was valued using a valuation model with inputs other than quoted market prices that are both observable and unobservable.

We endeavored to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap was classified in its entirety based on the lowest level of input that is significant to the fair value measurement. To determine fair value of the interest rate swap we used the discounted estimated future cash flows methodology. Assumptions critical to our fair value in the period were: (i) the present value factors used in determining fair value (ii) projected LIBOR, and (iii) the risk of non-performance. These and other assumptions are impacted by economic conditions and expectations of management. We determined that the fair value of our interest rate swap was a level 3 measurement in the fair value hierarchy. The level 3 measurement was the risk of counterparty non-performance on the interest rate swap liability that was not secured by cash collateral. The risk of counterparty non-performance did not affect the fair value at January 1, 2011, the last period prior to termination of the ineffective interest rate swap, due to the fact that the risk of counterparty non-performance was nominal. The fair value of the interest rate swap was a liability of $2.2 million at January 1, 2011. This balance is included in “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets.

The following table presents a reconciliation of the level 3 interest rate swap liability measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

September 30,
Fair value at January 1, 2011	$(2,195)
Unrealized gains included in earnings, net	2,195

Fair value at December 31, 2011	$—

The $2.2 million unrealized gain is included in “Interest expense” in the Consolidated Statements of Operations.

Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. The difference between carrying value and fair value is primarily related to differences between the fixed interest rate of the mortgage and current market rates. To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value in the period were present value factors used in determining fair value and an interest rate. At December 31, 2011, the carrying value and fair value of our mortgage was $243.3 million and $243.1 million, respectively.

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

15. Commitments and Contingencies

Self-Insurance

It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $0.8 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property, excluding natural catastrophes ($0.1 million per occurrence), Director and Officer ($0.8 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At December 31, 2011 and January 1, 2011, the self-insurance reserves totaled $7.6 million. We incurred $12.6 million in expense and payments, net of reimbursements in fiscal 2011 related to our workers compensation, auto, general liability and health and welfare reserves. We incurred $13.3 million in expense and $14.9 million in payments, net of reimbursements in fiscal 2010 related to our workers compensation, auto, general liability and health and welfare reserves.

Operating Leases

Total rental expense was approximately $4.8 million, $5.0 million, and $5.8 million for fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

At December 31, 2011, our total commitments under long-term, non-cancelable operating leases were as follows (in thousands):

September 30,
2012	$10,256
2013	3,998
2014	3,525
2015	2,923
2016	2,959
Thereafter	5,308

Total	$28,969

Certain of our operating leases have extension options and escalation clauses.

Capital Leases

We entered into certain capital leases for trucks and trailers during fiscal 2011 and fiscal 2010. As of December 31, 2011, the basis and net book value of our capital leases was $5.0 million and $4.0 million, respectively. As of January 1, 2011, the basis and net book value of our capital leases was $1.9 million and $1.6 million, respectively. There were no capital leases entered into during fiscal 2009. Depreciation expense for capital leases is included in the total depreciation expense disclosed above.

At December 31, 2011, our total commitments under long-term, non-cancelable capital leases were as follows (in thousands):

	September 30,	September 30,
	Principal	Interest
2012	$643	$152
2013	657	121
2014	676	76
2015	686	52
2016	588	13
Thereafter	26	—

Total	$3,276	$414

Executory costs are nominal for each of the years present.

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

Collective Bargaining Agreements

As of December 31, 2011, approximately 30% of our employees were represented by various labor unions. As of December 31, 2011, we had 42 collective bargaining agreements, of which 5, covering approximately 80 total employees, are up for renewal in fiscal 2012. Of the five collective bargaining agreements expiring in fiscal 2012, one will expire in each of the first three quarters of fiscal 2012 and two will expire in the fourth quarter of fiscal 2012. Two additional collective bargaining agreements, which cover approximately 80 total employees, will expire on December 31, 2012. Five collective bargaining agreements, covering approximately 50 employees, renewed in 2011. We consider our relationship with our employees generally to be good.

16. Subsequent Events

On February 12, 2012, our three-year purchase agreement with G-P for engineered lumber expired in accordance with its terms. In February of 2012, we launched our own privately branded engineered product line for all geographic markets other than New England. In addition, on February 13, 2012 we entered into a supply agreement with Weyerhaeuser Company for the sale of certain engineered wood products in the New England region. At this time we cannot predict what impact this product change will have on our gross profit, net income and cash flows.

We are not aware of any additional significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

17. Accumulated Other Comprehensive Loss

Comprehensive (loss) income is a measure of income which includes both net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income results from items deferred from recognition into our Consolidated Statements of Operations. Accumulated other comprehensive (loss) income is separately presented on our Consolidated Balance Sheets as part of common stockholders’ equity. Other comprehensive (loss) income was $(14.5) million, $1.0 million, and $8.5 million for fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

Other comprehensive (loss) income for fiscal 2011, fiscal 2010, and fiscal 2009 included tax benefits (expense) of $0.0 million, $(0.8) million, and $(4.1) million, respectively, related to our interest rate swap (see Note 12). For fiscal 2011, fiscal 2010, and fiscal 2009, other comprehensive (loss) income included tax benefits (expense) benefits of $0.0 million, $0.4 million, and $(0.6) million related to our pension plan (see Note 8). Income tax expense recorded in other comprehensive income related to foreign currency translation was $0.0 million, $(0.2) million, and $(0.8) million for fiscal 2011, 2010, and 2009, respectively. For fiscal 2011, there was no tax effect for any other comprehensive income items due to the fact that there was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.

The accumulated balances for each component of other comprehensive income (loss) were as follows (in thousands):

	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011	Fiscal Year Ended January 2, 2010
Foreign currency translation adjustment, net of tax	$1,694	$1,786	$1,450
Unrealized loss from pension plan, net of tax	(23,806)	(8,837)	(8,220)
Unrealized loss from cash flow hedge, net of tax	212	(307)	(1,605)

Accumulated other comprehensive loss	$(21,900)	$(7,358)	$(8,375)

18. Unaudited Selected Quarterly Financial Data

Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal 2011, fiscal 2010, and fiscal 2009 each contained 52 weeks. Our fiscal quarters are based on a 5-4-4 week period.

	XXXXXX	XXXXXX	XXXXXX	XXXXXX	XXXXXX	XXXXXX	XXXXXX	XXXXXX
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Three Months Ended April 2, 2011(a)	Three Months Ended April 3, 2010(b)	Three Months Ended July 2, 2011(c)	Three Months Ended July 3, 2010(d)	Three Months Ended October 1, 2011(e)	Three Months Ended October 2, 2010(f)	Three Months Ended December 31, 2011(g)	Three Months Ended January 1, 2011(h)
	(In thousands, except per share amounts)
Net sales	$390,604	$431,050	$500,810	$540,781	$472,898	$464,690	$391,119	$367,897
Gross profit	46,269	52,278	57,645	64,119	58,278	49,942	47,957	44,334
Operating expenses:
Selling, general and administrative	55,668	56,514	56,290	57,089	56,599	55,985	51,926	52,741
OSB lawsuit settlement gain	—	—	—	—	—	(5,236)	—	—
Tender offer expenses	—	—	—	—	—	3,030	—	—
Gain on modification of lease agreement	—	—	—	—	(1,971)	—	—	—

Gain from property insurance settlement	—	—	—	—	(1,230)	—	(203)	—

Gain from sale of properties	(7,222)	—	283	—	—	—	(3,665)	—
Restructuring and other charges	—	—	207	—	1,139	342	36	720
Depreciation and amortization	2,938	3,744	2,624	3,434	2,559	3,111	2,441	3,076

Operating (loss) income	(5,115)	(7,980)	(1,759)	3,596	1,182	(7,290)	(2,578)	(12,203)
Non-operating expenses:
Interest expense	8,986	7,315	7,730	8,205	6,963	9,121	6,831	9,147
Changes associated with ineffective interest rate swap	(1,676)	(805)	—	(1,256)	—	(1,156)	—	(1,386)
Write-off of debt issue costs	—	—	—	—	—	183	—	—
Other (income) expense	15	233	134	18	333	192	19	144
(Benefit from) provision for income taxes	(4,916)	(5,667)	(3,556)	(1,265)	(2,265)	(6,811)	(2,873)	(7,624)
Tax valuation allowance	4,802	5,683	3,714	1,301	2,359	6,033	3,697	7,761

Net loss	$(12,326)	$(14,739)	$(9,781)	$(3,407)	$(6,208)	$(14,852)	$(10,252)	$(20,245)

(a)	During the three months ended April 2, 2011, basic and diluted weighted average shares were 30,843,732. Total share-based awards of 3,096,843 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(b)	During the three months ended April 3, 2010, basic and diluted weighted average shares were 30,587,258. Total share-based awards of 3,160,774 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(c)	During the three months ended July 2, 2011, basic and diluted weighted average shares were 31,062,794. Total share-based awards of 3,079,540 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(d)	During the three months ended July 3, 2010, basic and diluted weighted average shares were 30,698,973. Total share-based awards of 3,177,074 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(e)	During the three months ended October 1, 2011, basic and diluted weighted average shares were 51,182,748. Total share-based awards of 3,076,739 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(f)	During the three months ended October 2, 2010, basic and diluted weighted average shares were 30,714,191. Total share-based awards of 3,127,459 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(g)	During the three months ended December 31, 2011, basic and diluted weighted average shares were 59,659,984, respectively. Total share-based awards of 3,266,739 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(h)	During the three months ended January 1, 2011, basic and diluted weighted average shares were 30,753,705, respectively. Total share-based awards of 2,837,871 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

19. Supplemental Condensed Consolidating Financial Statements

The condensed consolidating financial information as of December 31, 2011 and January 1, 2011 and for fiscal 2011, fiscal 2010, and fiscal 2009 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see Note 10, Revolving Credit Facility, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated/combining financial statements are fifty-seven single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation. Certain changes have been made to the prior year presentation to conform to the current year presentation.

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended December 31, 2011 follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,755,431	$29,665	$(29,665)	$1,755,431
Cost of sales	—	1,545,282	—	—	1,545,282

Gross profit	—	210,149	29,665	(29,665)	210,149

Operating expenses (income):
Selling, general and administrative	3,728	244,398	(10,604)	(29,665)	207,857
Depreciation and amortization	—	6,790	3,772	—	10,562

Total operating expenses (income)	3,728	251,188	(6,832)	(29,665)	218,419

Operating (loss) income	(3.728)	(41,039)	36,497	—	(8,270)
Non-operating expenses:
Interest expense	—	12,528	17,982	—	30,510
Changes associated with ineffective interest rate swap	—	(1,676)	—	—	(1,676)
Other expense (income), net	—	516	(15)	—	501

(Loss) income before (benefit from) provision for income taxes	(3,728)	(52,407)	18,530	—	(37,605)
(Benefit from) provision for income taxes	(6,768)	503	7,227	—	962
Equity in (loss) income of subsidiaries	(41,607)	—	—	41,607	—

Net (loss) income	$(38,567)	$(52,910)	$11,303	$41,607	$(38,567)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 1, 2011 follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,804,418	$29,825	$(29,825)	$1,804,418
Cost of sales	—	1,593,745	—	—	1,593,745

Gross profit	—	210,673	29,825	(29,825)	210,673

Operating expenses (income):
Selling, general and administrative	9,663	241,152	195	(29,825)	221,185
Depreciation and amortization	—	9,524	3,841	—	13,365

Total operating expenses (income)	9,663	250,676	4,036	(29,825)	234,550

Operating (loss) income	(9,663)	(40,003)	25,789	—	(23,877)
Non-operating expenses:
Interest expense	—	14,780	19,008	—	33,788
Changes associated with ineffective interest rate swap	—	(4,603)	—	—	(4,603)
Write-off of debt issuance costs	—	183	—	—	183
Other expense (income), net	—	576	11	—	587

(Loss) income before (benefit from) provision for income taxes	(9,663)	(50,939)	6,770	—	(53,832)
(Benefit from) provision for income taxes	(2,533)	(696)	2,640	—	(589)
Equity in (loss) income of subsidiaries	(46,113)	—	—	46,113	—

Net (loss) income	$(53,243)	$(50,243)	$4,130	$46,113	$(53,243)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 2, 2010 follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,646,108	$29,916	$(29,916)	$1,646,108
Cost of sales	—	1,452,947	—	—	1,452,947

Gross profit	—	193,161	29,916	(29,916)	193,161

Operating expenses (income):
Selling, general and administrative	5,809	244,378	(10,057)	(29,916)	210,214
Net gain from terminating the Georgia-Pacific supply agreement	—	(17,772)	—	—	(17,772)
Depreciation and amortization	—	13,060	3,924	—	16,984

Total operating expenses (income)	5,809	239,666	(6,133)	(29,916)	209,426

Operating (loss) income	(5,809)	(46,505)	36,049	—	(16,265)
Non-operating expenses:
Interest expense	—	13,223	19,233	—	32,456
Changes associated with ineffective interest rate swap	—	6,252	—	—	6,252
Write-off of debt issuance costs	—	1,407	—	—	1,407
Other expense (income), net	—	767	(248)	—	519

(Loss) income before (benefit from) provision for income taxes	(5,809)	(68,154)	17,064	—	(56,899)
(Benefit from) provision for income taxes	(2,261)	170	6,655	—	4,564
Equity in (loss) income of subsidiaries	(57,915)	—	—	57,915	—

Net (loss) income	$(61,463)	$(68,324)	$10,409	$57,915	$(61,463)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 31, 2011 follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$27	$4,871	$—	$—	$4,898
Receivables	—	138,872	—	—	138,872
Inventories	—	185,577	—	—	185,577
Deferred income tax assets, current	—	—	—	—	—
Other current assets	498	17,882	8,761	—	27,141
Intercompany receivable	67,041	18,482	—	(85,523)	—

Total current assets	67,566	365,684	8,761	(85,523)	356,488

Property and equipment:
Land and land improvements	—	2,938	46,624	—	49,562
Buildings	—	10,463	85,189	—	95,652
Machinery and equipment	—	75,508	—	—	75,508
Construction in progress	—	741	—	—	741

Property and equipment, at cost	—	89,650	131,813	—	221,463
Accumulated depreciation	—	(70,426)	(27,909)	—	(98,335)

Property and equipment, net	—	19,224	103,904	—	123,128
Investment in subsidiaries	(40,549)	—	—	40,549	—
Non-current deferred income tax assets, net	—	358	—	—	358
Other non-current assets	—	14,747	9,194	—	23,941

Total assets	$27,017	$400,013	$121,859	$(44,974)	$503,915

Liabilities:
Current liabilities:
Accounts payable	$161	$68,639	$1,428	$—	70,228
Bank overdrafts	—	22,364	—	—	22,364
Accrued compensation	—	4,496	—	—	4,496
Current maturities of long-term debt	—	—	9,046	—	9,046
Deferred income tax liabilities, net	—	382	—	—	382
Other current liabilities	—	15,205	1,353	—	16,558
Intercompany payable	18,482	67,041	—	(85,523)	—

Total current liabilities	18,643	178,127	11,827	(85,523)	123,074

Non-current liabilities:
Long-term debt	—	94,488	234,207	—	328,695
Non current deferred income tax liabilities	—	—	—	—	—
Other non-current liabilities	—	43,772	—	—	43,772

Total liabilities	18,643	316,387	246,034	(85,523)	495,541

Stockholders’ Equity/Parent’s Investment	8,374	83,626	(124,175)	40,549	8,374

Total liabilities and equity	$27,017	$400,013	$121,859	$(44,974)	$503,915

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 1, 2011 follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$384	$13,913	$—	$—	$14,297
Receivables	—	119,202	—	—	119,202
Inventories	—	188,250	—	—	188,250
Deferred income tax assets, current	—	143	—	—	143
Other current assets	669	20,500	1,599	—	22,768
Intercompany receivable	55,307	9,246	—	(64,553)	—

Total current assets	56,360	351,254	1,599	(64,553)	344,660

Property and equipment:
Land and land improvements	—	3,027	49,513	—	52,540
Buildings	—	8,069	88,651	—	96,720
Machinery and equipment	—	70,860	—	—	70,860
Construction in progress	—	2,028	—	—	2,028

Property and equipment, at cost	—	83,984	138,164	—	222,148
Accumulated depreciation	—	(65,564)	(26,953)	—	(92,517)

Property and equipment, net	—	18,420	111,211	—	129,631
Investment in subsidiaries	(46,041)	—	—	46,041	—
Other non-current assets	—	16,456	34,272	—	50,728

Total assets	$10,319	$386,130	$147,082	$(18,512)	$525,019

Liabilities:
Current liabilities:
Accounts payable	$59	$62,768	$—	$—	62,827
Bank overdrafts	—	23,089	—	—	23,089
Accrued compensation	—	4,594	—	—	4,594
Current maturities of long-term debt	—	—	1,190	—	1,190
Other current liabilities	—	15,065	1,727	—	16,792
Intercompany payable	9,265	55,288	—	(64,553)	—

Total current liabilities	9,324	160,804	2,917	(64,553)	108,492

Non-current liabilities:
Long-term debt	—	97,200	284,479	—	381,679
Non current deferred income tax liabilities	—	192	—	—	192
Other non-current liabilities	4	33,661	—	—	33,665

Total liabilities	9,328	291,857	287,396	(64,553)	524,028

Stockholders’ Equity/Parent’s Investment	991	94,273	(140,314)	46,041	991

Total liabilities and equity	$10,319	$386,130	$147,082	$(18,512)	$525,019

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 31, 2011 follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(38,567)	$(52,910)	$11,303	$41,607	$(38,567)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	6,790	3,772	—	10,562
Amortization of debt issue costs	—	1,983	957	—	2,940
Gain from sale of properties	—	—	(10,604)	—	(10,604)
Gain from property insurance settlement	—	—	(1,230)	—	(1,230)
Changes associated with ineffective interest rate swap	—	(1,676)	—	—	(1,676)
Vacant property changes	—	(291)	—	—	(291)
Gain on modification of lease agreement	—	(1,971)	—	—	(1,971)
Deferred income tax benefit	—	(25)	—	—	(25)
Share-based compensation expense	—	1,602	372	—	1,974
Decrease in restricted cash related to the ineffective interest swap, insurance, and other	—	987	—	—	987
Equity in earnings of subsidiaries	41,607	—	—	(41,607)	—
Changes in assets and liabilities:
Receivables	—	(19,670)	—	—	(19,670)
Inventories	—	2,673	—	—	2,673
Accounts payable	102	5,871	—	—	5,973
Changes in other working capital	167	530	172	(1,244)	(375)
Intercompany receivable	(9,833)	(9,723)	—	19,556	—
Intercompany payable	9,218	9,094	—	(18,312)	—
Other	(503)	2,436	(2,276)	—	(343)

Net cash provided by (used in) operating activities	2,191	(54,300)	2,466	—	(49,643)

Cash flows from investing activities:
Investment in subsidiaries	(61,073)	54,706	6,367	—	—
Property, plant and equipment investments	—	(3,892)	(3,330)	—	(7,222)
Proceeds from sale of assets	—	504	17,851	—	18,355

Net cash provided by (used in) investing activities	(61,073)	51,318	20,888	—	11,133

Cash flows from financing activities:
Net transactions with Parent	—	—	—	—	—
Repayments on revolving credit facilities	—	(478,630)	—	—	(478,630)
Borrowings on revolving credit facilities	—	475,918	—	—	475,918
Payment of principal on mortgage	—	—	(42,416)	—	(42,416)
Payments on capital lease obligations	—	(1,440)	—	—	(1,440)
Decrease in bank overdrafts	—	(725)	—	—	(725)
Decrease in restricted cash related to the mortgage	—	—	20,604	—	20,604
Debt financing costs	—	(1,179)	(1,542)	—	(2,721)
Proceeds from stock offering less expenses paid	58,521	—	—	—	58,521
Intercompany receivable	—	—	—	—	—
Intercompany payable	—	—	—	—	—

Net cash (used in) provided by financing activities	58,521	(6,056)	(23,354)	—	29,111

Increase (decrease) in cash	(361)	(9,038)	—	—	(9,399)
Cash and cash equivalents balance, beginning of period	384	13,913	—	—	14,297

Cash and cash equivalents balance, end of period	$23	$4,875	$—	$—	$4,898

Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$231	$(253)	$—	$(22)

Interest paid during the period	$—	$10,783	$17,315	$—	$28,098

Noncash transactions:

Capital leases	$—	$3,131	$—	$—	$3,131

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 1, 2011 follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(53,243)	$(50,243)	$4,130	$46,113	$(53,243)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	9,854	3,511	—	13,365
Amortization of debt issue costs	—	1,298	665	—	1,963
Net gain from terminating the G-P Supply Agreement	—	—	—	—	—
Payments from terminating the G-P Supply Agreement	—	4,706	—	—	4,706
Gain from sale of properties	—	—	—	—	—
Prepayment penalty associated with sale of facility	—	—	—	—	—
Changes associated with ineffective interest rate swap	—	(4,603)	—	—	(4,603)
Write-off of debt issuance costs	—	183	—	—	183
Vacant property changes	—	53	—	—	53
Deferred income tax provision (benefit)	910	1,041	(2,551)	—	(600)
Share-based compensation expense	1,856	2,122	—	—	3,978
Increase in restricted cash related to the ineffective interest swap, insurance, and other	—	6,556	—	—	6,556
Equity in earnings of subsidiaries	46,113	—	—	(46,113)	—
Changes in assets and liabilities:
Receivables	—	145	—	—	145
Inventories	—	(15,065)	—	—	(15,065)
Accounts payable	21	(1,812)	—	—	(1,791)
Changes in other working capital	279	15,267	(94)	—	15,452
Intercompany receivable	8,598	(3,453)	—	(5,145)	—
Intercompany payable	6,122	(6,356)	(4,911)	5,145	—
Other	(47)	(1,442)	481	—	(1,008)

Net cash provided by (used in) operating activities	10,609	(41,749)	1,231	—	(29,909)

Cash flows from investing activities:
Investment in subsidiaries	(9,674)	—	9,674	—	—
Property, plant and equipment investments	—	(4,092)	—	—	(4,092)
Proceeds from sale of assets	—	711	—	—	711

Net cash provided by (used in) investing activities	(9,674)	(3,381)	9,674	—	(3,381)

Cash flows from financing activities:
Net transactions with Parent	—	—	—	—	—
Repurchase of common stock	(583)	—	—	—	(583)
Repayments on revolving credit facility	—	(466,219)	—	—	(466,219)
Borrowings on revolving credit facility	—	507,419	—	—	507,419
Debt financing costs	—	(6,521)	—	—	(6,521)
Payment of principal on mortgage	—	—	—	—	—
Prepayment fees associated with sale of facility	—	—	—	—	—
Decrease in bank overdrafts	—	(4,143)	—	—	(4,143)
Increase in restricted cash related to the mortgage	—	—	(11,201)	—	(11,201)
Intercompany receivable	—	—	—	—	—
Intercompany payable	—	—	—	—	—
Payments on capital lease obligations	—	(622)	—	—	(622)

Net cash (used in) provided by financing activities	(583)	29,914	(11,201)	—	18,130

Increase (decrease) in cash	352	(15,216)	(296)	—	(15,160)
Cash and cash equivalents balance, beginning of period	32	29,129	296	—	29,457

Cash and cash equivalents balance, end of period	$384	$13,913	$—	$—	$14,297

Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$20,098	$(115)	$—	$19,983

Interest paid during the period	$—	$13,280	$18,395	$—	$31,675

Noncash transactions:
Capital leases	$—	$1,889	$—	$—	$1,889

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 2, 2010 follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(61,463)	$(68,324)	$10,409	$57,915	$(61,463)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	13,059	3,925	—	16,984
Amortization of debt issue costs	—	1,806	653	—	2,459
Net gain from terminating the G-P Supply Agreement	—	(17,772)	—	—	(17,772)
Payments from terminating the G-P Supply Agreement	—	14,118	—	—	14,118
Gain from sale of properties	—	(169)	(10,228)	—	(10,397)
Prepayment penalty associated with sale of facility	—	—	616	—	616
Changes associated with ineffective interest rate swap	—	6,252	—	—	6,252
Write-off of debt issuance costs	—	1,407	—	—	1,407
Vacant property changes	—	1,222	—	—	1,222
Deferred income tax (benefit) provision	(620)	22,565	2,275	—	24,220
Share-based compensation expense	1,773	1,149	—	—	2,922
Increase in restricted cash related to the ineffective interest swap, insurance, and other	—	(2,511)	—	—	(2,511)
Equity in earnings of subsidiaries	57,915	—	—	(57,915)	—
Changes in assets and liabilities:
Receivables	—	11,306	—	—	11,306
Inventories	—	16,297	—	—	16,297
Accounts payable	(79)	(13,670)	—	—	(13,749)
Changes in other working capital	(1,225)	(10,585)	(1,773)	—	(13,583)
Intercompany receivable	(1,039)	248	3,229	(2,438)	—
Intercompany payable	(2,898)	—	460	2,438	—
Other	—	2,017	(198)	—	1,819

Net cash (used in) provided by operating activities	(7,636)	(21,585)	9,368	—	(19,853)

Cash flows from investing activities:
Investment in subsidiaries	32,392	—	—	(32,392)	—
Property, plant and equipment investments	—	(1,815)	—	—	(1,815)
Proceeds from sale of assets	—	2,027	12,424	—	14,451

Net cash provided by (used in) investing activities	32,392	212	12,424	(32,392)	12,636

Cash flows from financing activities:
Net transactions with Parent	—	(24,994)	(7,398)	32,392	—
Repurchase of common stock	(2,042)	—	—	—	(2,042)
Repayments on revolving credit facility	—	(116,682)	—	—	(116,682)
Borrowings on revolving credit facility	—	16,682	—	—	16,682
Payment of principal on mortgage	—	—	(3,201)	—	(3,201)
Prepayment fees associated with sale of facility	—	—	(616)	—	(616)
Increase in bank overdrafts	—	2,517	—	—	2,517
Increase in restricted cash related to the mortgage	—	—	(10,296)		(10,296)
Intercompany receivable	(22,720)	—	—	22,720	—
Intercompany payable	—	22,720	—	(22,720)	—
Other	6	—	(47)	—	(41)

Net cash (used in) provided by financing activities	(24,756)	(99,757)	(21,558)	32,392	(113,679)

(Decrease) increase in cash	—	(121,130)	234	—	(120,896)
Cash and cash equivalents balance, beginning of period	32	150,259	62	—	150,353

Cash and cash equivalents balance, end of period	$32	$29,129	$296	$—	$29,457

Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$10,797	$(498)	$—	$10,299

Interest paid during the period	$—	$11,373	$16,915	$—	$28,288

The condensed consolidating statement of stockholders’ equity for BlueLinx Holdings Inc. for fiscal 2009, fiscal 2010 and fiscal 2011 follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Balance, January 3, 2009	$102,852	$225,987	$(157,129)	$(68,858)	$102,852
Net income (loss)	(61,463)	(68,324)	10,409	57,915	(61,463)
Foreign currency translation adjustment, net of tax	1,173	1,173	—	(1,173)	1,173
Unrealized net gain from pension plan, net of tax	941	941	—	(941)	941
Unrealized gain from cash flow hedge, net of tax	6,431	6,431	—	(6,431)	6,431
Issuance of restricted stock	6	—	—	—	6
Repurchase of restricted stock	(2,042)	—	—	—	(2,042)
Compensation related to share-based grants	2,922	—	—	—	2,922

Net transactions with the Parent	—	(23,845)	(7,398)	31,243	—

Balance, January 2, 2010	$50,820	$142,363	$(154,118)	$11,755	$50,820
Net income (loss)	(53,243)	(50,243)	4,130	46,113	(53,243)
Foreign currency translation adjustment, net of tax	336	336	—	(336)	336
Unrealized loss from pension plan, net of tax	(616)	(616)	—	616	(616)
Unrealized gain from cash flow hedge, net of tax	1,297	1,297	—	(1,297)	1,297
Issuance of restricted stock	7	—	—	—	7
Repurchase of restricted stock	(583)	—	—	—	(583)
Compensation related to share-based grants	3,876	—	—	—	3,876
Reclassification of equity award to liability	(903)	—	—	—	(903)

Net transactions with the Parent	—	1,136	9,674	(10,810)	—

Balance, January 1, 2011	$991	$94,273	$(140,314)	$46,041	$991
Net income (loss)	(38,567)	(52,910)	11,303	41,607	(38,567)
Foreign currency translation adjustment, net of tax	(92)	(92)	—	92	(92)
Unrealized loss from pension plan, net of tax	(14,969)	(14,969)	—	14,969	(14,969)
Unrealized gain from cash flow hedge, net of tax	519	519	—	(519)	519
Issuance of restricted stock, net of forfeitures	7	—	—	—	7
Issuance of stock related to the rights offering, net of expenses	58,521	—	—	—	58,521
Compensation related to share-based grants	2,158	—	—	—	2,158
Impact of net settled shares for vested grants	(194)	—	—	—	(194)

Net transactions with the Parent	—	56,805	4,836	(61,641)	—

Balance, December 31, 2011	$8,374	$83,626	$(124,175)	$40,549	$8,374

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12 (a) of the NYSE Listed Company Manual, our Chief Executive Officer filed a certification with the NYSE on June 24, 2011 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by this Item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 17, 2012, and is incorporated herein by reference. Information regarding executive officers is included under Item 1 of this report and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 17, 2012, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as set forth below, the information required by this Item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 17, 2012, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of December 31, 2011. Our stockholder-approved equity compensation plans are the 2004 Equity Incentive Plan and the 2006 Long-Term Equity Incentive Plan. We do not have any non-stockholder approved equity compensation plans.

	September 30,	September 30,	September 30,
	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	905,316	$6.18	453,633
Equity compensation plans not approved by security holders	—	n/a	—
Total	905,316	$6.18	453,633

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 17, 2012, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 17, 2012, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements, Schedules and Exhibits

1. Financial Statements. The Financial Statements of BlueLinx Holdings Inc. and the Reports of Independent Registered Public Accounting Firm are presented under Item 8 of this Form 10-K.

2. Financial Statement Schedules. Not applicable.

3. Exhibits.

Exhibit Number	Item

3.1	Amended and Restated Certificate of Incorporation of BlueLinx(A)

3.2	Amended and Restated By-Laws of BlueLinx(B)

4.1	Registration Rights Agreement, dated as of May 7, 2004, by and among BlueLinx and the initial holders specified on the signature pages thereto(C)

4.2	Letter Agreement, dated as of August 30, 2004, by and among BlueLinx, Cerberus ABP Investor LLC, Charles H. McElrea, George R. Judd, David J. Morris, James C. Herbig, Wayne E. Wiggleton and Steven C. Hardin(C)

4.3	Investment Letter, dated March 10, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock(D)

4.4	Investment Letter, dated May 7, 2004, between BlueLinx and Cerberus ABP Investor LLC, as Purchaser of Common Stock(D)

4.5	Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and Charles H. McElrea(D)

4.6	Executive Purchase Agreement dated May 7, 2004 by and among BlueLinx, Cerberus ABP Investor LLC and George R. Judd(D)

4.7	Registration Rights Agreement, dated as of June 16, 2011 between BlueLinx Holdings Inc. and Stadium Capital Management, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on June 20, 2011)

10.1	Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation(C)

10.2	First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation(C)

10.3†	Master Purchase, Supply and Distribution Agreement, dated May 7, 2004 by and between BlueLinx Corporation and G-P(B)

10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 13, 2011)

10.5	BlueLinx Holdings Inc. Short-Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 7, 2006)

10.6	BlueLinx Holdings Inc. 2004 Long Term Equity Incentive Plan(C)

10.7	BlueLinx Holdings Inc. 2004 Long-Term Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)

10.8	BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 14, 2006)

10.9	BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.10	BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.11	BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Form of Performance Share Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 4, 2007)

10.12	Amendment No. 1 to BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Form of Performance Share Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 15, 2010)

10.13	Amended and Restated Master Lease Agreement, dated as of June 9, 2006, by and between ABP AL (Midfield) LLC and the other parties identified as landlords therein and BlueLinx Corporation as tenant (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.14†	Letter Agreement, dated December 18, 2006, relating to and amending the Master Purchase, Supply and Distribution Agreement between Georgia-Pacific Corporation and BlueLinx Corporation dated May 7, 2004 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 22, 2006)

Exhibit Number	Item

10.15†	Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

10.16	Guaranty of Recourse Obligations, dated as of June 9, 2006, by BlueLinx Holdings Inc. for the benefit of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.17	Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.18†	Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

10.19	Second Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein, dated July 7, 2010 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 7, 2010)

10.20	Amended and Restated Employment Agreement between BlueLinx Corporation and George R. Judd, dated January 21, 2011, (incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on January 27, 2011)

10.21	Amended and Restated Employment Agreement between BlueLinx Corporation and Howard D. Goforth, dated January 21, 2011 (incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on January 27, 2011)

10.22	Amended and Restated Employment Agreement between BlueLinx Corporation and Dean A. Adelman, dated January 21, 2011 (incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on January 27, 2011)

10.23	Amended and Restated BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan (as amended through May 19, 2011 and restated solely for purposes of filing pursuant to Item 601 of Regulation S-K) (Incorporated by reference to Appendix A to the proxy statement for the 2011 Annual Meeting of Stockholders filed on Schedule 14A with the Securities and Exchange Commission on April 18, 2011.)

10.24	BlueLinx Holdings Inc. Short-Term Incentive Plan (as amended and restated effective January 1, 2011) (Incorporated by reference to Attachment B to the proxy statement for the 2011 Annual Meeting of Stockholders filed on Schedule 14A with the Securities and Exchange Commission on April 18, 2011.)

10.25	Canadian Credit Agreement, dated August 12, 2011, by and among BlueLinx Canada, CIBC Asset-Based Lending Inc. and the lenders from time to time parties thereto (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on August 16, 2011).

10.26	The Third Amendment, dated May 10, 2011, to the Amended and Restated Loan and Security Agreement, dated August 4, 2006, as amended, by and between the Operating Company, Wells Fargo and the other signatories listed therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 12, 2011).

10.27	The Fourth Amendment, dated August 11,2011, to the Amended and Restated Loan and Security Agreement, dated August 4, 2006, as amended, by and between the Operating Company, Wells Fargo and the other signatories listed therein (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 16, 2011)

10.28	The Fifth Amendment to Loan and Security Agreement, dated July 14, 2011, to the Loan and Security Agreement, dated June 9, 2006, as amended, by and among the Company and certain of its subsidiaries and U.S. Bank National Association in its capacity as trustee for the registered holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2006-C 27, as successor in interest to German American Capital Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 14, 2011)

10.29	Employment Agreement between BlueLinx Corporation and Ned M. Bassil, dated October 31, 2011, which became effective December 1, 2011, (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

14.1	BlueLinx Code of Ethical Conduct (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the year ended January 1, 2005, filed with the Securities and Exchange Commission on March 22, 2005)

Exhibit Number	Item

21.1	List of subsidiaries of the Company*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of George R. Judd, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Howard D. Goforth, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of George R. Judd, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Howard D. Goforth, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

†	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

(A)	Previously filed as an exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on December 10, 2004.

(B)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on November 26, 2004.

(C)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 1, 2004.

(D)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 8, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUELINX HOLDINGS INC.
(Registrant)

By:	/s/ GEORGE R. JUDD
George R. Judd
President and Chief Executive Officer

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Name	Capacity	Date

/s/ George R. Judd George R. Judd	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ Howard D. Goforth Howard D. Goforth	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2012

/s/ Scott T. Phillips Scott T. Phillips	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2012

/s/ Howard S. Cohen Howard S. Cohen	Chairman	February 27, 2012

/s/ Richard S. Grant Richard S. Grant	Director	February 27, 2012

/s/ Steven F. Mayer Steven F. Mayer	Director	February 27, 2012

/s/ Charles H. McElrea Charles H. McElrea	Director	February 27, 2012

/s/ Alan H. Schumacher Alan H. Schumacher	Director	February 27, 2012

/s/ Robert G. Warden Robert G. Warden	Director	February 27, 2012

/s/ M. Richard Warner M. Richard Warner	Director	February 27, 2012