Form 10-Q
period 2012-03-31
BlueLinx Holdings Inc.
filed 2012-05-03
CIK 1301787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2012 there were 63,704,787 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2012.

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS (UNAUDITED)

BLUELINX HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

(unaudited)

	Period from January 1, 2012 to March 31, 2012	Period from January 2, 2011 to April 2, 2011
Net sales	$453,708	$390,604
Cost of sales	399,476	344,335

Gross profit	54,232	46,269

Operating expenses:
Selling, general, and administrative	56,066	48,446
Depreciation and amortization	2,260	2,938

Total operating expenses	58,326	51,384

Operating loss	(4,094)	(5,115)
Non-operating expenses:
Interest expense, net	6,782	9,061
Changes associated with the ineffective interest rate swap	—	(1,751)
Other (income) expense, net	(62)	15

Loss before provision for (benefit from) income taxes	(10,814)	(12,440)
Provision for (benefit from) income taxes	205	(114)

Net loss	$(11,019)	$(12,326)

Basic and diluted weighted average number of common shares outstanding	59,987	30,844

Basic and diluted net loss per share applicable to common stock	$(0.18)	$(0.40)

Comprehensive loss:
Net loss	$(11,019)	$(12,326)
Other comprehensive loss:
Foreign currency translation	135	296
Unrealized gain from ineffective interest rate swap, net of taxes	—	234

Comprehensive loss	$(10,884)	$(11,796)

See accompanying notes.

BLUELINX HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Current assets:
Cash	$5,864	$4,898
Receivables, net	197,950	138,872
Inventories, net	250,560	185,577
Other current assets	21,441	27,141

Total current assets	475,815	356,488

Property, plant, and equipment:
Land and land improvements	49,409	49,562
Buildings	95,647	95,652
Machinery and equipment	75,636	75,508
Construction in progress	1,199	741

Property, plant, and equipment, at cost	221,891	221,463
Accumulated depreciation	(100,356)	(98,335)

Property, plant, and equipment, net	121,535	123,128
Non-current deferred income tax assets, net	382	358
Other non-current assets	26,643	23,941

Total assets	$624,375	$503,915

Liabilities:
Current liabilities:
Accounts payable	$115,526	$70,228
Bank overdrafts	34,955	22,364
Accrued compensation	5,441	4,496
Current maturities of long-term debt	35,806	9,046
Deferred income taxes, net	382	382
Other current liabilities	12,215	16,558

Total current liabilities	204,325	123,074

Non-current liabilities:
Long-term debt	378,014	328,695
Other non-current liabilities	44,370	43,772

Total liabilities	626,709	495,541

Stockholders’ (Deficit) Equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized; 63,703,387 and 62,012,962 shares issued at March 31, 2012 and December 31, 2011, respectively;	637	620
Additional paid-in-capital	207,788	207,626
Accumulated other comprehensive loss	(21,765)	(21,900)
Accumulated deficit	(188,994)	(177,972)

Total stockholders’ (deficit) equity	(2,334)	8,374

Total liabilities and stockholders’ (deficit) equity	$624,375	$503,915

See accompanying notes.

BLUELINX HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Period from January 1, 2012 to March 31, 2012	Period from January 2, 2011 to April 2, 2011
Cash flows from operating activities:
Net loss	$(11,019)	$(12,326)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,260	2,938
Amortization of debt issue costs	933	447
Gain from sale of properties	(578)	(7,222)
Changes associated with ineffective interest rate swap	—	(1,751)
Payments on modification of lease agreement	(5,000)	—
Deferred income tax benefit	(24)	(215)
Share-based compensation expense	743	816
Increase in restricted cash related to the ineffective interest rate swap, insurance, and other	(308)	(6)
Changes in assets and liabilities:
Receivables	(59,078)	(50,722)
Inventories	(64,983)	(32,062)
Accounts payable	46,726	32,083
Changes in other working capital	588	3,754
Other	709	1,458

Net cash used in operating activities	(89,031)	(62,808)

Cash flows from investing activities:
Property, plant and equipment investments	(749)	(3,695)
Proceeds from disposition of assets	1,439	8,763

Net cash provided by investing activities	690	5,068

Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(424)	—
Repayments on the revolving credit facilities	(80,055)	(73,493)
Borrowings from the revolving credit facilities	163,268	116,762
Payments of principal on mortgage	(7,134)	—
Payments on capital lease obligations	(213)	(72)
Increase in bank overdrafts	12,591	12,582
Decrease (increase) in restricted cash related to the mortgage	2,707	(6,185)
Debt financing costs	(1,433)	—

Net cash provided by financing activities	89,307	49,594

Increase (decrease) in cash	966	(8,146)
Balance, beginning of period	4,898	14,297

Balance, end of period	$5,864	$6,151

Noncash transactions:
Capital leases	$32	$116

See accompanying notes.

BLUELINX HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

1. Basis of Presentation and Background

Basis of Presentation

BlueLinx Holdings Inc. has prepared the accompanying Unaudited Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”). Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2012 and fiscal year 2011 each contain 52 weeks. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating subsidiary” when necessary.

We believe the accompanying Unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates and such differences could be material. In addition, the operating results for interim periods may not be indicative of the results of operations for a full year. We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors, with the second and third quarters typically accounting for the highest sales volumes. These seasonal factors are common in the building products distribution industry.

We are a leading distributor of building products in North America with approximately 1,900 employees. We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta, Denver and Vancouver, and our network of approximately 55 warehouses and third-party operated warehouses.

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

Restricted Cash

We had restricted cash of $18.2 million and $20.6 million at March 31, 2012 and December 31, 2011, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

The table below provides the balances of each individual component in restricted cash as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Cash in escrow:
Mortgage	$7,305	$10,011
Insurance	8,556	8,786
Other	2,318	1,779

Total	$18,179	$20,576

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances ultimately will be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At March 31, 2012 and December 31, 2011, these reserves totaled $4.4 million and $5.1 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been insignificant.

Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At March 31, 2012 and December 31, 2011, the market value of our inventory exceeded its cost. Adjustments to earnings resulting from revisions to lower of cost or market estimates have been insignificant.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At March 31, 2012 and December 31, 2011, our damaged, excess and obsolete inventory reserves were $1.3 million and $1.5 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been immaterial.

Consignment Inventory

We enter into consignment inventory agreements with our vendors. This vendor consignment inventory relationship allows us to obtain and store vendor inventory at our warehouses and reload facilities; however, ownership and risk of loss generally remain with the vendor. When the inventory is sold, we are required to the pay the vendor and we simultaneously take and transfer ownership from the vendor to the customer.

Consideration Received from Vendors and Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At March 31, 2012 and December 31, 2011, the vendor rebate receivable totaled $9.5 million and $9.0 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been immaterial.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At March 31, 2012 and December 31, 2011, the customer rebate payable totaled $3.8 million and $7.0 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been immaterial.

Earnings per Common Share

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain management level employees and directors participate in dividends on the same basis as common shares and are non-forfeitable by the holder. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Given that the restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. Therefore, we have not included 3,614,274 and 2,172,027 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for the first quarter of fiscal 2012 and for the first quarter of fiscal 2011, respectively.

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

As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. For the first quarter of fiscal 2012 and the first quarter of fiscal 2011, we excluded 4,519,590 and 3,096,843 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive.

Stock-Based Compensation

We have two stock-based compensation plans covering officers, directors, certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options or vesting of restricted stock, out of the total amount of common shares authorized for issuance under the 2004 Plan and the 2006 Plan. During the first quarter of fiscal 2012, the Compensation Committee granted 2,032,835 restricted shares of our common stock to certain of our officers and directors. Restricted shares of 651,484 vested in the current quarter due to completion of the vesting term.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations. For the first quarter of fiscal 2012 and for the first quarter of fiscal 2011, our total stock-based compensation expense was $0.7 million and $0.8 million, respectively.

Income Taxes

Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income. We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized. In evaluating our ability to recover our deferred income tax assets, we considered all available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and the excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income. We considered all of the available positive and negative evidence during the first quarter of fiscal 2012 and based on the weight of available evidence, we recorded an additional deferred tax asset and valuation allowance of $4.2 million relating to our current period net operating losses, which resulted in a total net deferred tax asset of $71.0 million with a valuation allowance of a corresponding amount as of March 31, 2012.

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

We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities. We have recorded income tax and related interest liabilities where we believe our position may not be sustained. Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been nominal changes to our tax positions during the first quarter of fiscal 2012.

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

Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. In the event that undiscounted cash flows do not exceed the carrying value of a facility, our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a two year average of cash flows based on 2012 net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges (“EBITDA”) and 2013 projected EBITDA, which includes a growth factor assumption, to estimate undiscounted cash flows. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 13 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

No impairment indicators appear to be present that would result in reductions to our December 31, 2011 projected undiscounted cash flows, which exceeded our carrying value in all cases during the performance of our December 31, 2011 impairment analysis.

During the first quarter of fiscal 2011 our Newtown, Connecticut facility was damaged due to severe winter weather. As a result of the damage to the facility and its contents we have received approximately $5.8 million in proceeds from the insurance company comprised of $2.2 million related to the damaged building, $2.4 million related to damaged and destroyed inventory and $1.2 million related to the recovery of additional expenses incurred as a result of the damage. Cash received related to the damaged building was classified as an investing cash inflow in our Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2011 and used to reduce the principal of our mortgage, which was classified as a financing cash outflow. All other cash inflows related to the insurance settlement were classified as operating cash flows in our Consolidated Statement of Cash Flows in the appropriate period. The majority of the remaining cash inflows were used to fund costs incurred related to the Newtown loss. We recognized a $1.4 million gain in fiscal 2011 of which $1.2 million related to the damaged building and $0.2 million related to the recovery of gross margin on the inventory. During the first quarter of fiscal 2011, we recorded a loss on the building and inventory with an offsetting recovery of the same amount from the insurance provider. We recorded the gain during the third and fourth quarter of fiscal 2011, at the time that the recovery of the minimum expected proceeds under our insurance policy became probable and was estimable. This gain was recorded in “Selling, general and administrative expenses” in our Consolidated Statement of Operations.

Self-Insurance

It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $0.8 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At March 31, 2012 and December 31, 2011, the self-insurance reserves totaled $7.7 million and $7.6 million, respectively.

New Accounting Standards

In June 2011, the FASB issued guidance which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update also requires the presentation of a single statement of comprehensive income or consecutive presentation of the statement of income and the statement of comprehensive income, if a company elects to present two separate statements. Finally, reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the financial statements. There has been an amendment which defers the section of the new guidance related to the reclassification of items out of accumulated other comprehensive income. The new guidance and subsequent amendment are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have formally adopted this guidance during fiscal 2012 and presented the total of comprehensive loss, the components of net loss and the components of other comprehensive loss in a single continuous statement on the face of the Consolidated Statements of Operations and Comprehensive Loss.

There were no other accounting pronouncements adopted during the first fiscal quarter of 2012 that had a material impact on our financial statements.

3. Restructuring Charges

We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e. the right to use a leased property). Our restructuring charges included accruals for estimated losses on facility costs based on our contractual obligations net of estimated sublease income based on current comparable market rates for leases. We reassess this liability periodically based on current market conditions. Revisions to our estimate of this liability could materially impact our operating results and financial position in future periods if the timing and amount of our contractually obligated lease improvement does not materialize or changes. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first quarter of fiscal 2012 and the first quarter of fiscal 2011, and “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011.

We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first quarter of fiscal 2012 and the first quarter of fiscal 2011, and in “Accrued compensation” on the Consolidated Balance Sheets for the quarters ended March 31, 2012 and December 31, 2011.

2007 Facility Consolidation and Severance Costs

During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings and reduction in force initiatives, which resulted in initial charges of $17.1 million during the fourth quarter of fiscal 2007.

As of March 31, 2012 and December 31, 2011, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.

During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, Georgia related to the unoccupied 4100 building. This amendment released us from our obligations with respect to this unoccupied space as of January 31, 2012, in exchange for a $5.0 million space remittance fee, which was paid in the first quarter of 2012. In addition, we are obligated to pay $1.2 million on or before December 31, 2013 to be used for tenant improvements. The provisions relating to the occupied 4300 building remain unchanged. Under the existing provisions, the current term of the lease ends on January 31, 2019. The amendment resulted in a reduction of our restructuring reserve of approximately $2.0 million, with the credit recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations during the twelve month period ended December 31, 2011.

The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first quarter of fiscal 2012 (in thousands):

Balance at December 31, 2011	$6,337
Payments	(5,209)
Accretion of liability	50

Balance at March 31, 2012	$1,178

2011 Severance Costs

During fiscal 2011, we had certain reduction in force activities, which resulted in initial severance charges of $1.9 million.

The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for fiscal 2012 (in thousands):

Balance at December 31, 2011	$256
Assumption Changes	(59)
Charges	—
Payments	(144)

Balance at March 31, 2012	$53

4. Assets Held for Sale and Net Gain on Disposition

As part of our restructuring efforts to improve our cost structure and cash flow, we closed certain facilities and designated them as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of March 31, 2012 and December 31, 2011, total assets held for sale were $1.6 million and $2.3 million respectively, and were included in “Other current assets” in our Consolidated Balance Sheets. During the quarter ended March 31, 2012, we sold certain real properties held for sale that resulted in a $0.6 million gain recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations. We continue to actively market the remaining properties that are held for sale. Due to the fact that, as of March 31, 2012, the remaining properties are all land, depreciation expense is not impacted.

5. Employee Benefits

Defined Benefit Pension Plans

Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We believe that each multiemployer pension plan is immaterial to our financial statements and that we represent an immaterial portion of the total contributions and future obligations of these plans. The Company’s required cash contribution to the pension plan in 2012 is approximately $4.1 million. This contribution is comprised of approximately $1.2 million related to our 2011 minimum required contribution and approximately $2.9 million related to our 2012 minimum required contribution. The Company’s minimum required contribution for plan year 2012 is $5.4 million. The Company has funded approximately $0.4 million of the 2011 minimum required contribution and will fund the remaining 2011 minimum required contribution of $0.8 with cash in 2012. However, in an effort to preserve additional cash for operations, we intend to seek a waiver from the IRS for our 2012 minimum required contribution. If we are granted the requested waiver, our contribution for 2012 will be deferred and amortized over the next five years, increasing our future minimum required contributions. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.

Net periodic pension cost for our pension plans included the following:

	Period from January 1, 2012, to March 31, 2012	Period from January 2, 2011, to April 2, 2011
	(In thousands)
Service cost	$469	$523
Interest cost on projected benefit obligation	1,221	1,152
Expected return on plan assets	(1,224)	(1,376)
Amortization of unrecognized loss	519	145

Net periodic pension cost	$985	$444

6. Revolving Credit Facilities

We have a revolving credit facility agreement (the “U.S. revolving credit facility) with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, dated August 4, 2006, as amended. The U.S. revolving credit facility agreement has a final maturity of January 7, 2014 and maximum availability of $400 million. The U.S. revolving credit facility also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million.

As of March 31, 2012, we had outstanding borrowings of $175.0 million and excess availability of $120.3 million under the terms of our U.S. revolving credit facility. The interest rate on the U.S. revolving credit facility was 4.1% at March 31, 2012. As of April 2, 2011, we had outstanding borrowings of $140.5 million and excess availability of $118.7 million under the terms of our U.S. revolving credit facility. The interest rate on the U.S. revolving credit facility was 4.3% at April 2, 2011. As of March 31, 2012 and December 31, 2011, we had outstanding letters of credit totaling $2.1 million and $2.7 million, respectively, for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations.

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

As of March 31, 2012, as amended, our U.S. revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million (the “Excess Availability Threshold”). We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures. The amount of our eligible accounts receivable included in the calculation of the borrowing base is 87.5%. Under the amended U.S. revolving credit facility agreement, the applicable percentage of the net liquidation value of our eligible inventory included in the calculation of the borrowing base is 90% for the periods January to March 2012 and January to March 2013, subject to specified EBITDA targets. The percentage of the net liquidation value of our eligible inventory included in the borrowing remains the same as under the original agreement outside of the time period just specified. Also included in the calculation of our excess availability is certain cash on the balance sheet, which is subject to a deposit account control agreement. The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of March 31, 2012 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants. We had $120.3 million and $115.7 million of availability as of March 31, 2012 and December 31, 2011, respectively. Our lowest level of fiscal month-end availability in the last three years as of March 31, 2012 was $94.0 million on July 2, 2011. We do not anticipate our excess availability in fiscal 2012 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability falls below the greater of $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million on any date or in the event of default. Our amended U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

On July 22, 2011, we concluded an offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. The rights offering was fully subscribed and resulted in gross proceeds of approximately $60 million. The majority of the proceeds from the rights offering were used to pay down the U.S. revolving credit facility. A payment on the U.S. revolving credit facility of $50.0 million was made on July 29, 2011 and an additional payment of $6.0 million was made on August 1, 2011.

On August 12, 2011, our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) entered into a revolving credit agreement (the “Canadian revolving credit facility”) with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”). The maturity date of this agreement is August 12, 2014. As of March 31, 2012, we had outstanding borrowings of $2.7 million and excess availability of $1.6 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 4.0% at March 31, 2012. The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year. As of March 31, 2012 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants.

7. Mortgage

We have a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 52 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wachovia Bank, National Association and both lenders securitized their Notes in separate commercial mortgage backed securities pools in 2006.

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

Under the terms of our mortgage, we are required to transfer certain funds to be held as collateral (the “cash trap”). We expect to transfer $10.8 million to the cash trap during the next twelve month period.

During fiscal 2012, we sold certain parcels of excess land. As a result of the sale of one of these parcels, we increased the restricted cash related to our mortgage by $0.3 million. During fiscal 2011, we sold certain real properties that ceased operations. As a result of the sale of these properties during fiscal 2011, we increased the restricted cash related to our mortgage by $6.5 million. Restricted cash of $6.5 million was used to reduce the mortgage principal in January of fiscal 2012.

The mortgage loan required interest-only payments through June 2011, at which time we began making payments on the outstanding principal balance. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2012	$ 1,910
2013	$ 2,768
2014	$ 2,952
2015	$ 3,147
Thereafter	$225,341

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

On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate U.S. revolving credit facility. The interest rate swap was terminated in March of 2011. Due to the termination of the swap in fiscal 2011, in addition to there being no activity in the current period, the fair value of the swap as of March 31, 2012 and December 31, 2011 was zero. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from January 1, 2011 to April 2, 2011 was approximately $1.8 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.4 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero.

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

We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest rate fluctuations through the use of an interest rate swap. This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. An interest rate swap is valued using a valuation model that has inputs other than quoted market prices that are both observable and unobservable. Our interest rate swap expired in March of 2011 and we have not entered into a new swap since the date of its expiration.

Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value in the period were present value factors used in determining fair value and an interest rate. At March 31, 2012, the carrying value and fair value of our mortgage was $232.2 million.

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

11. Commitments and Contingencies

Legal Proceedings

During the first quarter of fiscal 2012, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

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

Collective Bargaining Agreements

As of March 31, 2012, approximately 30% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 1% of our work force will expire within one year.

12. Subsequent Events

We are not aware of any additional significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

13. Unaudited Supplemental Consolidating Financial Statements

The condensed consolidating financial information as of March 31, 2012 and December 31, 2011 and for the first quarters of fiscal 2012 and fiscal 2011 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 31, 2011, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are fifty-six single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 31, 2011 to March 31, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$453,708	$7,148	$(7,148)	$453,708
Cost of sales	—	399,476	—	—	399,476

Gross profit	—	54,232	7,148	(7,148)	54,232

Operating expenses:
Selling, general and administrative	1,181	62,611	(578)	(7,148)	56,066
Depreciation and amortization	—	1,374	886	—	2,260

Total operating expenses	1,181	63,985	308	(7,148)	58,326

Operating (loss) income	(1,181)	(9,753)	6,840	—	(4,094)
Non-operating expenses:
Interest expense	—	2,673	4,109	—	6,782
Other expense (income), net	—	(56)	(6)	—	(62)

(Loss) income before (benefit from) provision for income taxes	(1,181)	(12,370)	2,737	—	(10,814)
(Benefit from) provision for income taxes	60	145	—	—	205
Equity in loss of subsidiaries	(9,778)	—	—	9,778	—

Net (loss) income	$(11,019)	$(12,515)	$2,737	$9,778	$(11,019)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 2, 2011 to April 2, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$390,604	$7,429	$(7,429)	$390,604
Cost of sales	—	344,335	—	—	344,335

Gross profit	—	46,269	7,429	(7,429)	46,269

Operating expenses:
Selling, general and administrative	1,618	61,479	(7,222)	(7,429)	48,446
Depreciation and amortization	—	1,985	953	—	2,938

Total operating expenses	1,618	63,464	(6,269)	(7,429)	51,384

Operating (loss) income	(1,618)	(17,195)	13,698	—	(5,115)
Non-operating expenses:
Interest expense	—	4,312	4,749	—	9,061
Changes associated with ineffective interest rate swap	—	(1,751)	—	—	(1,751)
Other expense (income), net	—	21	(6)	—	15

(Loss) income before (benefit from) provision for income taxes	(1,618)	(19,777)	8,955	—	(12,440)
(Benefit from) provision for income taxes	645	(759)	—	—	(114)
Equity in loss of subsidiaries	(10,063)	—	—	10,063	—

Net (loss) income	$(12,326)	$(19,018)	$8,955	$10,063	$(12,326)

The consolidating balance sheet for BlueLinx Holdings Inc. as of March 31, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$27	$5,837	$—	$—	$5,864
Receivables	—	197,950	—	—	197,950
Inventories	—	250,560	—	—	250,560
Deferred income tax assets	—	—	—	—	—
Other current assets	685	19,858	898	—	21,441
Intercompany receivable	64,795	18,534	—	(83,329)	—

Total current assets	65,507	492,739	898	(83,329)	475,815

Property and equipment:
Land and land improvements	—	2,935	46,474	—	49,409
Buildings	—	10,458	85,189	—	95,647
Machinery and equipment	—	75,636	—	—	75,636
Construction in progress	—	1,199	—	—	1,199

Property and equipment, at cost	—	90,228	131,663	—	221,891
Accumulated depreciation	—	(71,562)	(28,794)	—	(100,356)

Property and equipment, net	—	18,666	102,869	—	121,535
Investment in subsidiaries	(49,264)	—	—	49,264	—
Non-current deferred income tax assets	—	382	—	—	382
Other non-current assets	—	13,976	12,667	—	26,643

Total assets	$16,243	$525,763	$116,434	$(34,065)	$624,375

Liabilities:
Current liabilities:
Accounts payable	$—	$115,326	$200	$—	$115,526
Bank overdrafts	—	34,955	—	—	34,955
Accrued compensation	43	5,398	—	—	5,441
Current maturities of long-term debt	—	33,169	2,637	—	35,806
Deferred income taxes, net	—	382	—	—	382
Other current liabilities	—	10,877	1,338	—	12,215
Intercompany payable	18,534	64,795	—	(83,329)	—

Total current liabilities	18,577	264,902	4,175	(83,329)	204,325

Non-current liabilities:
Long-term debt	—	144,533	233,481	—	378,014
Non-current deferred income tax liabilities	—	—	—	—	—
Other non-current liabilities	—	44,370	—	—	44,370

Total liabilities	18,577	453,805	237,656	(83,329)	626,709

Stockholders’ (deficit)/parent’s investment	(2,334)	71,958	(121,222)	49,264	(2,334)

Total liabilities and deficit	$16,243	$525,763	$116,434	$(34,065)	$624,375

The consolidating balance sheet for BlueLinx Holdings Inc. as of December 31, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$27	$4,871	$—	$—	$4,898
Receivables	—	138,872	—	—	138,872
Inventories	—	185,577	—	—	185,577
Deferred income tax assets, current	—	—	—	—	—
Other current assets	498	17,882	8,761	—	27,141
Intercompany receivable	67,041	18,482	—	(85,523)	—

Total current assets	67,566	365,684	8,761	(85,523)	356,488

Property and equipment:
Land and land improvements	—	2.938	46,624	—	49,562
Buildings	—	10,463	85,189	—	95,652
Machinery and equipment	—	75,508	—	—	75,508
Construction in progress	—	741	—	—	741

Property and equipment, at cost	—	89,650	131,813	—	221,463
Accumulated depreciation	—	(70,426)	(27,909)	—	(98,335)

Property and equipment, net	—	19,224	103,904	—	123,128
Investment in subsidiaries	(40,549)	—	—	40,549	—
Non-current deferred tax assets, net	—	358	—	—	358
Other non-current assets	—	14,747	9,194	—	23,941

Total assets	$27,017	$400,013	$121,859	$(44,974)	$503,915

Liabilities:
Current liabilities:
Accounts payable	$161	$68,639	$1,428	$—	70,228
Bank overdrafts	—	22,364	—	—	22,364
Accrued compensation	—	4,496	—	—	4,496
Current maturities of long-term debt	—	—	9,046	—	9,046
Deferred income tax liabilities, net	—	382	—	—	382
Other current liabilities	—	15,205	1,353	—	16,558
Intercompany payable	18,482	67,041	—	(85,523)	—

Total current liabilities	18,643	178,127	11,827	(85,523)	123,074

Non-current liabilities:
Long-term debt	—	94,488	234,207	—	328,695
Non-current deferred income tax liabilities	—	—	—	—	—
Other non-current liabilities	—	43,772	—	—	43,772

Total liabilities	18,643	316,387	246,034	(85,523)	495,541

Stockholders’ equity/parent’s investment	8,374	83,626	(124,175)	40,549	8,374

Total liabilities and equity	$27,017	$400,013	$121,859	$(44,974)	$503,915

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 1, 2012 to March 31, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(11,019)	$(12,515)	$2,737	$9,778	$(11,019)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	1,374	886	—	2,260
Amortization of debt issuance costs	—	618	315	—	933
Gain from the sale of properties	—	—	(578)	—	(578)
Payments on modification of lease agreement	—	(5,000)	—	—	(5,000)
Deferred income tax benefit	—	(24)	—	—	(24)
Share-based compensation expense		599	144	—	743
Increase in restricted cash	—	(308)	—	—	(308)
Equity in earnings of subsidiaries	9,778	—	—	(9,778)	—
Changes in assets and liabilities:
Receivables	—	(59,078)	—	—	(59,078)
Inventories	—	(64,983)	—	—	(64,983)
Accounts payable	(161)	46,687	200	—	46,726
Changes in other working capital	(35)	(58)	681	—	588
Intercompany receivable	2,246	(52)	—	(2,194)	—
Intercompany payable	52	(2,246)	—	2,194	—
Other	(192)	904	(3)	—	709

Net cash provided by (used in) operating activities	669	(94,082)	4,382	—	(89,031)

Cash flows from investing activities:
Investment in subsidiaries	(669)	597	72	—	—
Property, plant and equipment investments	—	(749)	—	—	(749)
Proceeds from disposition of assets	—	33	1,406	—	1,439

Net cash (used in) provided by investing activities	(669)	(119)	1,478	—	690

Cash flows from financing activities:
Net transactions with Parent	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholdings	—	(424)	—	—	(424)
Repayments on the revolving credit facilities	—	(80,055)	—	—	(80,055)
Borrowings from the revolving credit facilities	—	163,268	—	—	163,268
Payments of principal on mortgage	—	—	(7,134)	—	(7,134)
Payments on capital lease obligations	—	(213)	—	—	(213)
Increase in bank overdrafts	—	12,591	—	—	12,591
Increase in restricted cash related to the mortgage	—	—	2,707	—	2,707
Debt financing costs	—	—	(1,433)	—	(1,433)
Intercompany receivable	—	—	—	—	—
Intercompany payable	—	—	—	—	—
Other	—	—	—	—	—

Net cash (used in) provided by financing activities	—	95,167	(5,860)	—	89,307

Increase (decrease) in cash	—	966	—	—	966
Balance, beginning of period	27	4,871	—	—	4,898

Balance, end of period	$27	$5,837	$—	$—	$5,864

Noncash transactions:
Capital leases	$—	$32	$—	$—	$32

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 2, 2011 to April 2, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(12,326)	$(19,018)	$8,955	$10,063	$(12,326)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	1,984	954	—	2,938
Amortization of debt issuance costs	—	282	165	—	447
Gain from sale of properties	—	—	(7,222)	—	(7,222)
Changes associated with the ineffective interest rate swap	—	(1,751)	—	—	(1,751)
Deferred income tax benefit	—	(215)	—	—	(215)
Share-based compensation expense	348	468	—	—	816
Decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	—	(6)	—	—	(6)
Equity in earnings of subsidiaries	10,063	—	—	(10,063)	—
Changes in assets and liabilities:
Receivables	—	(50,722)	—	—	(50,722)
Inventories	—	(32,062)	—	—	(32,062)
Accounts payable	101	31,982	—	—	32,083
Changes in other working capital	(176)	4,127	1,047	(1,244)	3,754
Intercompany receivable	(463)	(2,022)	—	2,485	—
Intercompany payable	1,517	(276)	—	(1,241)	—
Other	(3)	4,520	(3,059)	—	1,458

Net cash (used in) provided by operating activities	(939)	(62,709)	840	—	(62,808)

Cash flows from investing activities:
Investment in subsidiaries	602	—	(602)		—
Property, plant and equipment investments	—	(879)	(2,816)	—	(3,695)
Proceeds from disposition of assets	—	—	8,763	—	8,763

Net cash provided by (used in) investing activities	602	(879)	5,345	—	5,068

Cash flows from financing activities:
Net transactions with Parent	—	—	—	—	—
Repayments on the revolving credit facilities	—	(73,493)	—	—	(73,493)
Borrowings from the revolving credit facilities	—	116,762	—	—	116,762
Payments on capital lease obligations	—	(72)	—	—	(72)
Increase in bank overdrafts	—	12,582	—	—	12,582
Increase in restricted cash related to the mortgage	—	—	(6,185)	—	(6,185)
Intercompany receivable	—	—	—	—	—
Intercompany payable	—	—	—	—	—
Other	—	—	—	—	—

Net cash provided by (used in) financing activities	—	55,779	(6,185)	—	49,594

(Decrease) increase in cash	(337)	(7,809)	—	—	(8,146)
Balance, beginning of period	384	13,913	—	—	14,297

Balance, end of period	$47	$6,104	$—	$—	$6,151

Noncash transactions:
Capital leases	$—	$116	$—	$—	$116

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing.

The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

•	the acceptance by our customers of our privately branded products;

•	inventory levels of new and existing homes for sale;

•	general economic and business conditions in the United States;

•	the financial condition and credit worthiness of our customers;

•	the activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	immigration patterns and job and household formation;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities, including acts of cyber intrusion;

•	variations in the performance of the financial markets, including the credit markets;

•	the other factors described herein under and in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Overview

Background

We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of approximately 55 distribution centers which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 41% of our first quarter of fiscal 2012 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 59% of our first quarter of fiscal 2012 gross sales.

Industry Conditions

As noted above, we operate in a changing environment in which new risks can emerge from time to time. A number of factors cause our results of operations to fluctuate from period to period. Many of these factors are seasonal or cyclical in nature. Conditions in the United States (“U.S.”) housing market are at historically low levels. Our operating results have declined during the past several years as they are closely tied to U.S. housing starts. Additionally, the mortgage markets have experienced substantial disruption due to an unprecendented number of defaults in the “subprime” market. This disruption and the related defaults have increased the inventory of homes for sale and also have caused lenders to tighten mortgage qualification criteria which further reduces demand for new homes. We expect the downturn in new housing activity will continue to negatively impact our operating results for the foreseeable future. We continue to prudently manage our inventories, receivables and spending in this environment. However, along with many forecasters, we believe U.S. housing demand will improve in the long term based on population demographics and a variety of other factors.

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

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume, dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the first quarter of fiscal 2012, the first quarter of fiscal 2011, fiscal 2011 and fiscal 2010.

	Fiscal Q1 2012	Fiscal Q1 2011	Fiscal 2011	Fiscal 2010
	(Dollars in millions)
	(Unaudited)
Sales by Category
Structural Products	$183	$161	$705	$835
Specialty Products	268	231	1,068	985
Other(1)	3	(1)	(18)	(16)

Total Sales	$454	$391	$1,755	$1,804

Sales Variances
Unit Volume $ Change	$44	$(51)	$(52)	$36
Price/Other(1)	19	11	3	122

Total $ Change	$63	$(40)	$(49)	$158

Unit Volume % Change	11.2%	(11.8)%	(2.8)%	2.2%
Price/Other(1)	5.0%	2.4%	0.1%	7.4%

Total % Change	16.2%	(9.4)%	(2.7)%	9.6%

(1)	“Other” includes service revenue, unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for the first quarter of fiscal 2012, the first quarter of fiscal 2011, fiscal 2011 and fiscal 2010.

	Fiscal Q1 2012	Fiscal Q1 2011	Fiscal 2011	Fiscal 2010
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by Category
Structural Products	$18	$17	$65	$74
Specialty Products	34	28	137	129
Other(1)	2	1	8	8

Total Gross Margin $’s	$54	$46	$210	$211

Gross Margin %’s by Category
Structural Products	9.8%	10.6%	9.2%	8.9%
Specialty Products	12.7%	12.1%	12.8%	13.1%
Total Gross Margin %’s	12.0%	11.8%	12.0%	11.7%
Unit Volume Change by Product
Structural Products	9.4%	(25.2)%	(15.1)%	(2.5)%
Specialty Products	12.4%	(0.2)%	7.4%	5.7%
Total Unit Volume Change %’s	11.2%	(11.8)%	(2.8)%	2.2%

(1)	“Other” includes service revenue, unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the first quarter of fiscal 2012, the first quarter of fiscal 2011, fiscal 2011 and fiscal 2010.

	Fiscal Q1 2012	Fiscal Q1 2011	Fiscal 2011	Fiscal 2010
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$354	$304	$1,397	$1,409
Direct	97	88	376	411
Other(1)	3	(1)	(18)	(16)

Total	$454	$391	$1,755	$1,804

Gross Margin by Channel
Warehouse/Reload	$46	$40	$179	$182
Direct	6	5	23	21
Other(1)	2	1	8	8

Total	$54	$46	$210	$211

Gross Margin % by Channel
Warehouse/Reload	13.0%	13.2%	12.8%	12.9%
Direct	6.2%	5.7%	6.1%	5.1%
Total	12.0%	11.8%	12.0%	11.7%

(1)	“Other” includes service revenue, unallocated allowances and discounts.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2012 and fiscal year 2012 each contain 52 weeks.

Results of Operations

First Quarter of Fiscal 2012 Compared to First Quarter of Fiscal 2011

The following table sets forth our results of operations for the first quarter of fiscal 2012 and first quarter of fiscal 2011.

	First Quarter of Fiscal 2012	% of Net Sales	First Quarter of Fiscal 2011	% of Net Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$453,708	100.0%	$390,604	100.0%
Gross profit	54,232	12.0%	46,269	11.8%
Selling, general & administrative	56,066	12.4%	48,446	12.4%
Depreciation and amortization	2,260	0.5%	2,938	0.8%

Operating loss	(4,094)	(0.9)%	(5,115)	(1.3)%
Interest expense, net	6,782	1.5%	9,061	2.3%
Changes associated with ineffective interest rate swap	—	0.0%	(1,751)	(0.4)%
Other expense (income), net	(62)	0.0%	15	0.0%

Loss before provision for income taxes	(10,814)	(2.4)%	(12,440)	(3.2)%
(Benefit from) provision for income taxes	205	0.0%	(114)	0.0%

Net loss	$(11,019)	(2.4)%	$(12,326)	(3.2)%

Net sales. For the first quarter of fiscal 2012, net sales increased by 16.2%, or $63.1 million, to $453.7 million. Sales during the quarter increased as compared to the first quarter of fiscal 2011, due to an increase in housing starts in the first quarter of fiscal 2012. In addition, the warmer winter weather experienced during the first quarter of 2012, compared to the severe winter weather experienced in the first quarter of fiscal 2011, helped improve our performance. Specialty sales increased by $37 million, or approximately 16.0%, compared to the first quarter of fiscal 2011, primarily due to a 12.4% increase in unit volume and a 3.8% increase in specialty products prices. Structural sales increased by $22 million, or 13.7% from a year ago, as a result of an increase in unit volume of 9.4% and an increase in structural product prices of 4.3%.

Gross profit. Gross profit for the first quarter of fiscal 2012 was $54.2 million, or 12.0% of sales, compared to $46.3 million, or 11.8% of sales, in the prior year period. The increase in gross profit dollars compared to the first quarter of fiscal 2011 was driven primarily by increases in specialty product unit volume of 12.4% and structural product unit volume of 9.4%.

Selling, general and administrative. Selling, general and administrative expenses for the first quarter of fiscal 2012 were $56.1 million, or 12.4% of net sales, compared to $48.4 million, or 12.4% of net sales, during the first quarter of fiscal 2011. The $7.7 million increase in selling, general, and administrative expenses is primarily due to $7.2 million in real estate gains in the first quarter of fiscal 2011 partially offset by $0.6 million in real estate gains in the first fiscal quarter of 2012. After consideration of the effect of the gains on the first quarter of 2012 and the first quarter of 2011, selling, general and administrative expenses increased approximately $1.0 million, related to an increase in variable costs, such as fuel, due to increased volume.

Depreciation and amortization. Depreciation and amortization expense totaled $2.3 million for the first quarter of fiscal 2012, compared to $2.9 million for the first quarter of fiscal 2011. The $0.6 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during the first quarter of 2012 coupled with capital expenditures not keeping pace with our historical depreciation of property and equipment. In addition, certain depreciable properties were disposed of during the first quarter of fiscal 2011, therefore no depreciation would have been incurred in fiscal 2012 for these assets.

Operating loss. Operating loss for the first quarter of fiscal 2012 was $4.1 million, or 0.9% of sales, compared to an operating loss of $5.1 million, or 1.3% of sales, in the first quarter of fiscal 2011, reflecting a $8.0 million increase in gross profit partially offset by a $6.9 million increase in operating expense, which was primarily due to the real estate gains.

Interest expense, net. Interest expense totaled $6.8 million for the first quarter of fiscal 2012 compared to $9.1 million for the first quarter of fiscal 2011. The $2.3 million decrease is largely due to a decrease in the average interest rate on our revolving credit facilities, due to the termination of the ineffective interest rate swap in the first quarter of fiscal 2011, and a decrease in the principal balance on our mortgage during the period. Interest expense related to our revolving credit facility and mortgage was $2.1 million and $3.8 million, respectively, during this period. During the first quarter of fiscal 2011, interest expense related to our revolving credit facility and mortgage was $4.0 million and $4.6 million, respectively. In addition, interest expense included $0.9 million and $0.4 million of debt issue cost amortization for the first quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively. The increase in debt amortization is primarily due to the $2.9 million of debt cost capitalized related to the mortgage modification and the $0.8 million of debt cost capitalized related to the U.S. revolving credit facility modification.

Changes associated with ineffective interest rate swap. Changes associated with the ineffective interest rate swap totaled $(1.8) million for the first quarter of fiscal 2011. As the ineffective interest rate swap terminated in March of 2011, there was no comparable activity in the first quarter of fiscal 2012.

Provision for income taxes. The effective tax rate was (1.90)% and 0.92% for the first quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively. The unusual effective tax rate in both periods is driven by a full valuation allowance recorded against our first quarter federal and state benefit and tax expense recorded related to gross receipts, Canadian and certain state taxes. In addition, during the first quarter of 2011, we allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded related to the ineffective interest rate swap. Due to the termination of the ineffective interest rate swap in fiscal 2011, there was no income in accumulated other comprehensive loss related to the ineffective interest rate swap and no related allocation of income tax expense from continuing operations to accumulated other comprehensive loss.

Net loss. Net loss for the first quarter of fiscal 2012 was $11.0 million compared to net loss of $12.3 million for the first quarter of fiscal 2011 as a result of the factors discussed above.

On a per-share basis, basic and diluted loss applicable to common stockholders for the first quarter of fiscal 2012 and for the first quarter of fiscal 2011 were $0.18 and $0.40, respectively.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facilities to finance working capital needs and capital expenditures. We had approximately $120.3 million of excess availability under our U.S. revolving credit facility (the “U.S. revolving credit facility”) and $1.6 million under our Canadian revolving credit facility, described further below, as of March 31, 2012. As of April 2, 2011, we had excess availability of $118.7 million under the terms of our U.S. revolving credit facility. As of the period ended March 31, 2012, under our amended U.S. revolving credit facility, we were required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million. If we fail to maintain this minimum excess availability, the amended U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures. As of March 31, 2012, we had excess availability above the minimum required under the U.S. revolving credit facility. For additional information regarding our financial covenants under our revolving credit facilities, see the risk factor “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” set forth under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

On July 22, 2011, we concluded an offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. The rights offering was fully subscribed and resulted in gross proceeds of approximately $60 million. The majority of the proceeds from the rights offering were used to pay down the U.S. revolving credit facility. We accounted for the rights issued as a component of additional paid in capital as they were indexed to the Company’s equity and there were no net cash settlement provisions. The amendment to our U.S. revolving credit facility, which was a condition to the rights offering, and is described in more detail below, became effective upon the successful completion of the rights offering. In addition, as a condition to the rights offering, we entered into an amendment to our mortgage, as described in the Debt and Credit Sources section of Management’s Discussion And Analysis of Financial Condition and Results of Operations.

Excess liquidity likely will continue to decrease while our industry and our company continues to recover from this historic housing market downturn. However, we believe that the amounts available from our revolving credit facilities and other sources will be sufficient to fund our routine operations and capital requirements for the next 12 months. In addition, we continue to take steps to reduce expenses and preserve cash for working capital. Notwithstanding these activities, if economic conditions, especially those related to the housing market, do not continue to improve, we will need to seek additional sources of capital to support our operations.

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

We may elect to selectively pursue acquisitions. Accordingly, depending on the nature of the acquisition, we may use cash or stock, or a combination of both, as acquisition currency. Our cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with any acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, our liquidity position may be adversely impacted. In addition, there can be no assurance that we will be successful in completing acquisitions in the future. For a discussion of the risks associated with acquisitions, see the risk factor “Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows” set forth under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

The following tables indicate our working capital and cash flows for the periods indicated.

	March 31, 2012	December 31, 2011
	(Dollars in thousands) (Unaudited)
Working capital	$271,490	$233,414

	Period from January 1, 2012 to March 31, 2012	Period from January 2, 2011 to April 2, 2011
	(Dollars in thousands) (Unaudited)
Cash flows used in operating activities	$(89,031)	$(62,808)
Cash flows provided (used in) by investing activities	690	5,068
Cash flows provided by financing activities	$89,307	$49,594

Working Capital

Working capital increased by $38.1 million to $271.5 million at March 31, 2012 from $233.4 million at December 31, 2011. The increase in working capital was primarily attributable to increases in receivables and inventory partially offset by increases in accounts payable and overdrafts. We increased inventory levels to meet existing demand, and the increase in accounts receivable is due to increased sales volume due to improved performance related to an increase in housing starts. Our accounts payable and overdrafts also increased as we purchased more products to meeting existing demand. Our business is cyclical with the first and fourth quarters representing our slowest quarters. Our working capital builds in anticipation of the selling season which occurs in the second and third quarters of each fiscal period. We anticipate that our working capital levels will decrease and the related current portion of our revolver will decrease as we move into the fourth quarter of fiscal year 2012.

Operating Activities

During the first quarter of fiscal 2012, cash flows used in operating activities totaled $89.0 million. The primary drivers of cash flow used in operations were increases in accounts receivable of $59.1 million reflecting increased revenue resulting from the improved performance of the business related to an increase in housing starts and seasonal payment patterns and an increase in inventories of $65.0 million due to an increase in prices for certain structural products and an increase in purchases to meet current demand. These cash outflows were offset by an increase in accounts payable of $46.7 million due to an increase in purchase volume associated with increased demand due to improved performance of the business related to an increase in housing starts and increased global procurement which has resulted in increased in-transit inventory. In addition, we made a payment of $5 million related to the modification of the lease agreement for our corporate headquarters.

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

Investing Activities

During the first quarter of fiscal 2012 and fiscal 2011, cash flows provided by investing activities totaled $0.7 million and $5.1 million, respectively.

During the first quarter of fiscal 2012 and fiscal 2011, our expenditures for property and equipment were $0.7 million and $3.7 million, respectively. In 2011, these expenditures were used primarily to purchase a replacement property for a facility sold during the quarter, computer equipment and leasehold improvements. The capital expenditures in 2012 primarily relate to normal replenishment. Our capital expenditures for fiscal 2012 are anticipated to be paid from our revolving credit facility.

Proceeds from the disposition of property totaled $1.4 million and $8.8 million for the first quarter of fiscal 2012 and fiscal 2011, respectively, due to the sale of two surplus properties in 2012 and three surplus properties in 2011.

Financing Activities

Net cash provided by financing activities was $89.3 million and $49.6 million during the first quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively. The net cash provided by financing activities primarily reflected an increase in the balance of our revolving credit facility of $83.2 million, an increase in bank overdrafts of $12.6 million and a decrease in restricted cash related to our mortgage of $2.7 million. Partially offsetting these cash inflows were $7.1 million of principal payments on our mortgage. The net cash used in financing activities in the first quarter of fiscal 2011 primarily reflected an increase in the balance of our revolving credit facility of $43.3 million and an increase in bank overdrafts of $12.6 million partially offset by an increase in restricted cash related to our mortgage of $6.2 million.

Debt and Credit Sources

We have a revolving credit facility agreement (the U.S. revolving credit facility) with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, dated August 4, 2006, as amended. The U.S. revolving credit facility agreement has a final maturity of January 7, 2014 and maximum availability of $400 million. The U.S. revolving credit facility also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million.

As of March 31, 2012, we had outstanding borrowings of $175.0 million and excess availability of $120.3 million under the terms of our U.S. revolving credit facility. The interest rate on the U.S. revolving credit facility was 4.1% at March 31, 2012. As of April 2, 2011, we had outstanding borrowings of $140.5 million and excess availability of $118.7 million under the terms of our U.S. revolving credit facility. The interest rate on the U.S. revolving credit facility was 4.3% at April 2, 2011. As of March 31, 2012 and December 31, 2011, we had outstanding letters of credit totaling $2.1 million and 2.7 million, respectively, for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations.

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

As of March 31, 2012, as amended, our U.S. revolving credit facility contains customary negative covenants and restrictions for asset based loans. Our most significant covenant is a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million (the “Excess Availability Threshold”). We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures. The amount of our eligible accounts receivable included in the calculation of the borrowing base is 87.5%. Under the amended U.S. revolving credit facility agreement, the applicable percentage of the net liquidation value of our eligible inventory included in the calculation of the borrowing base is 90% for the periods January to March 2012 and January to March 2013, subject to specified EBITDA targets. The percentage of the net liquidation value of our eligible inventory included in the borrowing remains the same as under the original agreement outside of the time period just specified. Also included in the calculation of our excess availability is certain cash on the balance sheet, which is subject to a deposit account control agreement. The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of March 31, 2012 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants. We had $120.3 million and $115.7 million of availability as of March 31, 2012 and December 31, 2011, respectively. Our lowest level of fiscal month-end availability in the last three years as of March 31, 2012 was $94.0 million on July 2, 2011. We do not anticipate our excess availability in fiscal 2012 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability falls below the greater of $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million on any date or in the event of default. Our amended U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

On July 22, 2011, we concluded an offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock. The rights offering was fully subscribed and resulted in gross proceeds of approximately $60 million. The majority of the proceeds from the rights offering were used to pay down the U.S. revolving credit facility. A payment on the U.S. revolving credit facility of $50.0 million was made on July 29, 2011 and an additional payment of $6.0 million was made on August 1, 2011.

On August 12, 2011, our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) entered into a revolving credit agreement (the “Canadian revolving credit facility”) with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”). The maturity date of this agreement is August 12, 2014. As of March 31, 2012, we had outstanding borrowings of $2.7 million and excess availability of $1.6 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 4.0% at March 31, 2012. The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year. As of March 31, 2012 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants.

On July 14, 2011, we entered into an amendment to the mortgage which (i) eliminated the requirement to obtain lender approval for any transfer of equity interests that would reduce Cerberus ABP Investor LLC’s ownership in the Company and certain of our subsidiaries, directly or indirectly, to less than 51%, (ii) provided for the immediate prepayment of $38.3 million of the indebtedness under the mortgage without incurring a prepayment premium from funds currently held as collateral under the mortgage and, if certain conditions are met, will allow for an additional prepayment on or after July 30, 2014 from funds held as collateral without incurrence of a prepayment premium, (iii) allow us, at the lenders’ reasonable discretion, to use a portion of the cash held as collateral under the mortgage for specified alterations, repairs, replacements and other improvements to the mortgaged properties, and (iv) in the event certain financial conditions are met and the Company extends the Amended and Restated Master Lease by and among certain of our subsidiaries with respect to properties covered by the mortgage for an additional five years, we may request the lenders to disburse to the Company a portion of the cash held as collateral under the mortgage. In conjunction with the modification of our mortgage agreement we incurred approximately $2.9 million in debt fees that were capitalized and are being amortized over the remaining term of the mortgage. Under the terms of our mortgage, we are required to transfer funds to be held as collateral (“the cash trap”). We expect to transfer $10.8 million to the cash trap during the next twelve month period.

On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate U.S. revolving credit facility. The interest rate swap was terminated in March of 2011.

Due to the termination of the swap in fiscal 2011, in addition to there being no activity in the current period, the fair value of the swap as of March 31, 2012 and December 31, 2011 was zero. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from January 1, 2011 to April 2, 2011 were approximately $1.8 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.4 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero.

Contractual Obligations

On February 12, 2012, our three-year purchase agreement with Georgia-Pacific Corporation (“G-P”) for engineered lumber expired in accordance with its terms. We continue to distribute a variety of G-P building products, but no longer are contractually obligated to make minimum purchases of products from G-P or to purchase certain products exclusively from G-P.

There have been no other material changes to our contractual obligations from those disclosed above or in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. There have been no material changes to our accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

New Accounting Standards

In June 2011, the FASB issued guidance which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update also requires the presentation of a single statement of comprehensive income or consecutive presentation of the statement of income and the statement of comprehensive income, if a company elects to present two separate statements. Finally, reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the financial statements. There has been an amendment which defers the section of the new guidance related to the reclassification of items out of accumulated other comprehensive income. The new guidance and subsequent amendment are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have formally adopted this guidance during fiscal 2012 and presented the total of comprehensive loss, the components of net loss and the components of other comprehensive loss in a single continuous statement on the face of the Consolidated Statements of Operations and Comprehensive Loss.

There were no other accounting pronouncements adopted during the first fiscal quarter of 2012 that had a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: May 3, 2012	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.