Form 10-Q
period 2012-06-30
BlueLinx Holdings Inc.
filed 2012-08-02
CIK 1301787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 2, 2012 there were 63,698,287 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BLUELINX HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

(unaudited)

	Second Quarter
	Period from April 1, 2012 to June 30, 2012	Period from April 3, 2011 to July 2, 2011
Net sales	$517,026	$500,810
Cost of sales	453,838	443,165

Gross profit	63,188	57,645

Operating expenses:
Selling, general, and administrative	57,136	56,780
Depreciation and amortization	2,187	2,624

Total operating expenses	59,323	59,404

Operating income (loss)	3,865	(1,759)
Non-operating expenses:
Interest expense	7,325	7,730
Other expense, net	49	134

Loss before provision for income taxes	(3,509)	(9,623)
Provision for income taxes	197	158

Net loss	$(3,706)	$(9,781)

Basic and diluted weighted average number of common shares outstanding	60,098	31,063

Basic and diluted net loss per share applicable to common stock	$(0.06)	$(0.31)

Comprehensive loss:
Net loss	$(3,706)	$(9,781)
Other comprehensive loss:
Foreign currency translation	(109)	54

Comprehensive loss	$(3,815)	$(9,727)

See accompanying notes.

BLUELINX HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

(unaudited)

	Six Months Ended
	Period from January 1, 2012 to June 30, 2012	Period from January 2, 2011 to July 2, 2011
Net sales	$970,734	$891,414
Cost of sales	853,314	787,500

Gross profit	117,420	103,914

Operating expenses:
Selling, general, and administrative	113,202	105,227
Depreciation and amortization	4,447	5,561

Total operating expenses	117,649	110,788

Operating loss	(229)	(6,874)
Non-operating expenses:
Interest expense	14,107	16,791
Changes associated with the ineffective interest rate swap	—	(1,751)
Other (income) expense, net	(13)	149

Loss before provision for income taxes	(14,323)	(22,063)
Provision for income taxes	402	44

Net loss	$(14,725)	$(22,107)

Basic and diluted weighted average number of common shares outstanding	60,050	30,953

Basic and diluted net loss per share applicable to common stock	$(0.25)	$(0.71)

Comprehensive loss:
Net loss	$(14,725)	$(22,107)
Other comprehensive loss:
Foreign currency translation	26	351
Unrealized gain from ineffective interest rate swap, net of taxes	—	234

Comprehensive loss	$(14,699)	$(21,522)

See accompanying notes.

BLUELINX HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,151	$4,898
Receivables, net	202,114	138,872
Inventories, net	235,630	185,577
Other current assets	27,397	27,141

Total current assets	470,292	356,488

Property, plant, and equipment:
Land and land improvements	42,808	49,562
Buildings	94,332	95,652
Machinery and equipment	76,072	75,508
Construction in progress	1,215	741

Property, plant, and equipment, at cost	214,427	221,463
Accumulated depreciation	(102,267)	(98,335)

Property, plant, and equipment, net	112,160	123,128
Non-current deferred income tax assets, net	382	358
Other non-current assets	27,822	23,941

Total assets	$610,656	$503,915

Liabilities:
Current liabilities:
Accounts payable	$78,850	$70,228
Bank overdrafts	30,703	22,364
Accrued compensation	6,510	4,496
Current maturities of long-term debt	60,495	9,046
Deferred income taxes, net	382	382
Other current liabilities	12,371	16,558

Total current liabilities	189,311	123,074

Non-current liabilities:
Long-term debt	381,672	328,695
Other non-current liabilities	45,152	43,772

Total liabilities	616,135	495,541

Stockholders’ (Deficit) Equity:
Common Stock, $0.01 par value, 200,000,000 and 100,000,000 shares authorized at June 30, 2012 and December 31, 2011, respectively; 63,699,387 and 62,012,962 shares issued at June 30, 2012 and December 31, 2011, respectively.	637	620
Additional paid-in capital	208,457	207,626
Accumulated other comprehensive loss	(21,873)	(21,900)
Accumulated deficit	(192,700)	(177,972)

Total stockholders’ (deficit) equity	(5,479)	8,374

Total liabilities and stockholders’ (deficit) equity	$610,656	$503,915

See accompanying notes.

BLUELINX HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	Period from January 1, 2012 to June 30, 2012	Period from January 2, 2011 to July 2, 2011
Cash flows from operating activities:
Net loss	$(14,725)	$(22,107)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,447	5,561
Amortization of debt issue costs	1,863	1,094
Gain from sale of properties	(530)	(7,222)
Gain from property insurance settlement	(476)
Changes associated with the ineffective interest rate swap	—	(1,751)
Vacant property charges, net	(78)	—
Payments on modification of lease agreement	(5,000)	—
Deferred income tax benefit	(24)	(214)
Share-based compensation expense	1,420	1,137
Decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	657	432
Changes in assets and liabilities:
Receivables	(63,242)	(86,533)
Inventories	(50,053)	(24,404)
Accounts payable	10,050	32,495
Changes in other working capital	(4,382)	(1,338)
Other	9,967	1,625

Net cash used in operating activities	(110,106)	(101,225)

Cash flows from investing activities:
Property, plant and equipment investments	(2,140)	(5,341)
Proceeds from disposition of assets	1,915	8,971

Net cash (used in) provided by investing activities	(225)	3,630

Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(424)	—
Repayments on the revolving credit facilities	(201,403)	(171,736)
Borrowings from the revolving credit facilities	313,666	263,446
Payments of principal on mortgage	(7,747)	—
Payments on capital lease obligations	(414)	(197)
Increase in bank overdrafts	8,339	5,709
Increase in restricted cash related to the mortgage	—	(7,815)
Debt financing costs	(1,433)	—

Net cash provided by financing activities	110,584	89,407

Increase (decrease) in cash	253	(8,188)
Balance, beginning of period	4,898	14,297

Balance, end of period	$5,151	$6,109

Noncash transactions:
Capital leases	$32	$2,544

See accompanying notes.

BLUELINX HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

2. Summary of Significant Accounting Policies

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. For sales transactions designated as FOB (free on board) shipping point, revenue is recorded at the time of shipment. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site.

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

In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remain with us. When the inventory is sold by the customer, we recognize revenue on a gross basis.

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

Restricted Cash

We had restricted cash of $19.9 million and $20.6 million at June 30, 2012 and December 31, 2011, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

The table below provides the balances of each individual component in restricted cash as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Cash in escrow:
Mortgage	$10,011	$10,011
Insurance	7,901	8,786
Other	2,008	1,779

Total	$19,920	$20,576

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances ultimately will be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At June 30, 2012 and December 31, 2011, these reserves totaled $4.6 million and $5.1 million, respectively.

Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At June 30, 2012 and December 31, 2011, the market value of our inventory exceeded its cost.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At both June 30, 2012 and December 31, 2011, our damaged, excess and obsolete inventory reserves were $1.5 million.

Consignment Inventory

We enter into consignment inventory agreements with our vendors. This vendor consignment inventory relationship allows us to obtain and store vendor inventory at our warehouses and reload facilities; however, ownership remains with the vendor and risk of loss generally remains with the vendor. When the inventory is sold, we are required to pay the vendor and we take ownership from the vendor and transfer ownership to the customer.

Consideration Received from Vendors and Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels, price protection and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At June 30, 2012 and December 31, 2011, the vendor rebate receivable totaled $8.1 million and $9.0 million, respectively.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At June 30, 2012 and December 31, 2011, the customer rebate payable totaled $4.3 million and $7.0 million, respectively.

Loss per Common Share

We calculate our basic loss per share by dividing net loss by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain management level employees and directors participate in dividends on the same basis as common shares and are non-forfeitable by the holder. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Given that the restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. Therefore, we have not included 3,610,274 and 2,162,724 of unvested shares of restricted stock that had the right to participate in dividends in our basic and dilutive calculations for the first six months of fiscal 2012 and for the first six months of fiscal 2011, respectively.

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

As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. For the second quarter of fiscal 2012 and for the first six months of fiscal 2012, we excluded 4,515,590 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive. For the second quarter of fiscal 2011 and for the first six months of fiscal 2011, we excluded 3,079,540 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive.

Stock-Based Compensation

We have two stock-based compensation plans covering officers, directors, certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options or granting of restricted stock, out of the total amount of common shares authorized for issuance under the 2004 Plan and the 2006 Plan. During the first six months of fiscal 2012, the Compensation Committee granted 2,042,835 restricted shares of our common stock to certain of our officers and directors. Restricted shares of 651,484 vested in the first six months of 2012 due to completion of the vesting term.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations. For the second quarter of fiscal 2012 and for the first six months of fiscal 2012, our total stock-based compensation expense was $0.7 million and $1.4 million, respectively. For the second quarter of fiscal 2011 and for the first six months of fiscal 2011, our total stock-based compensation expense was $0.4 million and $1.1 million, respectively. We did not recognize related income tax benefits during these periods.

Income Taxes

Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income. We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized. In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income. We considered all of the available positive and negative evidence during the second quarter of fiscal 2012 and based on the weight of available evidence, we recorded an additional deferred tax asset and valuation allowance of $1.4 million relating to our current period net operating losses, which resulted in a total net deferred tax asset of $72.4 million with a valuation allowance of a corresponding amount as of June 30, 2012.

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

We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities. We have recorded income tax and related interest liabilities where we believe our position may not be sustained. Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year-ended December 31, 2011. There have been nominal changes to our tax positions during the first six months of fiscal 2012.

Impairment of Long-Lived Assets

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

During the first quarter of fiscal 2011 our Newtown, Connecticut facility was damaged due to severe winter weather. As a result of the damage to the facility and its contents we have received approximately $5.8 million in proceeds from the insurance company comprised of $2.2 million related to the damaged building, $2.4 million related to damaged and destroyed inventory and $1.2 million related to the recovery of additional expenses incurred as a result of the damage. Cash received related to the damaged building was classified as an investing cash inflow in our Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2011 and used to reduce the principal of our mortgage, which was classified as a financing cash outflow. All other cash inflows related to the insurance settlement were classified as operating cash flows in our Consolidated Statement of Cash Flows in the appropriate period. The majority of the remaining cash inflows were used to fund costs incurred related to the Newtown loss. We recognized a $1.4 million gain in fiscal 2011 of which $1.2 million related to the damaged building and $0.2 million related to the recovery of gross margin on the inventory. We recorded an additional gain of $0.5 million related to the damaged building during the second quarter of 2012. We recorded all gains related to the events above at the time the recovery of the minimum expected proceeds under our insurance policy became probable and was estimable. These gains were recorded in “Selling, general and administrative expenses” in our Consolidated Statement of Operations.

Self-Insurance

It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $0.8 million, and $2.0 million, respectively. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At June 30, 2012 and December 31, 2011, the self-insurance reserves totaled $7.8 million and $7.6 million, respectively.

New Accounting Standards

In May 2011, the FASB issued guidance which amends existing US GAAP fair value measurement and disclosure guidance to converge US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring amounts at fair value as well as disclosures about these measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011. This guidance did not have a material impact on our financial statements and disclosures.

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

There were no other accounting pronouncements adopted during the first six months of 2012 that had a material impact on our financial statements.

Reclassifications

During fiscal 2012, we reclassified certain amounts previously classified as “Property, plant and equipment investments” in the “Cash flows from investing activities” section of the Consolidated Statements of Cash Flows to “Other” changes in the “Cash flows from operating activities” section of the Consolidated Statements of Cash Flows. To conform the historical presentation to the current and future presentation, we reclassified similar items in prior periods from “Net cash (used in) provided by investing activities” to “Net cash used in operating activities” in our Consolidated Statements of Cash Flows.

3. Restructuring Charges

We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first six months of fiscal 2012 and the first six months of fiscal 2011, and “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011.

We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first six months of fiscal 2012 and the first six months of fiscal 2011, and in “Accrued compensation” on the Consolidated Balance Sheets for the periods ended June 30, 2012 and December 31, 2011.

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

As of June 30, 2012 and December 31, 2011, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.

During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, Georgia related to the unoccupied 4100 building. This amendment released us from our obligations with respect to this unoccupied space as of January 31, 2012, in exchange for a $5.0 million space remittance fee, which was paid in the first quarter of 2012. In addition, we are obligated to pay $1.2 million on or before December 31, 2013 to be used for contractually obligated tenant improvement expense. The provisions relating to the occupied 4300 building remain unchanged. Under the existing provisions, the current term of the lease ends on January 31, 2019. The amendment resulted in a reduction of our restructuring reserve of approximately $2.0 million, with the credit recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations during the twelve month period ended December 31, 2011.

The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the second quarter of fiscal 2012 (in thousands):

Balance at March 31, 2012	$1,178
Assumption changes	(78)
Accretion of liability	15

Balance at June 30, 2012	$1,115

The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first six months of fiscal 2012 (in thousands):

Balance at December 31, 2011	$6,337
Assumption changes	(78)
Payments	(5,209)
Accretion of liability	65

Balance at June 30, 2012	$1,115

2011 Severance Costs

During fiscal 2011, we had certain reduction in force activities, which resulted in initial severance charges of $1.9 million.

The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for the second quarter of fiscal 2012 (in thousands):

Balance at March 31, 2012	$53
Assumption changes	(22)
Payments	(14)

Balance at June 30, 2012	$17

The table below summarizes the balances of the accrued severance reserves and the changes in the accruals for the first six months of fiscal 2012 (in thousands):

Balance at December 31, 2011	$256
Assumption changes	(81)
Payments	(158)

Balance at June 30, 2012	$17

4. Assets Held for Sale and Net Gain on Disposition

We have certain facilities that we have designated as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of June 30, 2012 and December 31, 2011, total assets held for sale were $9.5 million and $2.3 million respectively, and were included in “Other current assets” in our Consolidated Balance Sheets. During the first quarter of fiscal 2012, we sold certain real properties held for sale that resulted in a $0.5 million gain recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations. During the second quarter of fiscal 2012, we designated our Fremont, California location as held for sale and recorded the net book value of $6.6 million in “Other current assets” in our Consolidated Balance Sheet. We believe a sale is probable within the next six months. We plan to relocate in the surrounding area to continue servicing the immediate market. There were no sales of real properties during the second quarter of fiscal 2012. We continue to actively market the remaining properties that are held for sale.

5. Employee Benefits

Defined Benefit Pension Plans

Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We believe that each multiemployer pension plan is immaterial to our financial statements and that we represent an immaterial portion of the total contributions and future obligations of these plans. The Company’s required cash contribution to the pension plan in fiscal 2012 is approximately $4.1 million. This contribution is comprised of approximately $1.2 million related to our 2011 minimum required contribution and approximately $2.9 million related to our 2012 minimum required contribution. The Company’s minimum required contribution for plan year 2012 is $5.4 million. The Company’s minimum required cash contribution is required to be paid in fiscal 2012 and fiscal 2013. The Company has funded approximately $0.4 million of the 2011 minimum required contribution and will fund the remaining 2011 minimum required contribution of $0.8 million with cash in 2012. However, in an effort to preserve additional cash for operations, we have requested a waiver from the IRS for our 2012 minimum required contribution. If we are granted the requested waiver, our contribution for 2012 will be deferred and amortized over the next five years, increasing our future minimum required contributions. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.

Net periodic pension cost for our pension plans included the following (in thousands):

	Second Quarter
	Period from April 1, 2012 to June 30, 2012	Period from April 3, 2011 to July 2, 2011
Service cost	$469	$523
Interest cost on projected benefit obligation	1,221	1,152
Expected return on plan assets	(1,224)	(1,376)
Amortization of unrecognized loss	519	145

Net periodic pension cost	$985	$444

	Six Months Ended
	Period from January 1, 2012 to June 30, 2012	Period from January 2, 2011 to July 2, 2011
Service cost	$938	$1,046
Interest cost on projected benefit obligation	2,442	2,304
Expected return on plan assets	(2,448)	(2,753)
Amortization of unrecognized loss	1,038	290

Net periodic pension cost	$1,970	$887

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

As of June 30, 2012, we had outstanding borrowings of $203.2 million and excess availability of $103.7 million under the terms of our U.S. revolving credit facility. The interest rate on the U.S. revolving credit facility was 4.0% at June 30, 2012. As of December 31, 2011, we had outstanding borrowings of $93.4 million and excess availability of $115.7 million under the terms of our U.S. revolving credit facility. The interest rate on the U.S. revolving credit facility was 4.2% at December 31, 2011. As of June 30, 2012 and December 31, 2011, we had outstanding letters of credit totaling $2.0 million and $2.7 million, respectively, for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations. The $2.0 million in outstanding letters of credit as of June 30, 2012 does not include an additional $1.0 million fully collateralized letter of credit securing certain insurance obligations.

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

As of June 30, 2012, our U.S. revolving credit facility contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million (the “Excess Availability Threshold”). We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures. The amount of our eligible accounts receivable included in the calculation of the borrowing base is 87.5%. Under the amended U.S. revolving credit facility agreement, the applicable percentage of the net liquidation value of our eligible inventory included in the calculation of the borrowing base is 90% for the periods January to March 2012 and January to March 2013, subject to specified EBITDA targets. The percentage of the net liquidation value of our eligible inventory included in the borrowing remains the same as under the original agreement outside of the time period just specified. Also included in the calculation of our excess availability is certain cash on the balance sheet, which is subject to a deposit account control agreement. The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of June 30, 2012 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants. We had $103.7 million and $115.7 million of availability as of June 30, 2012 and December 31, 2011, respectively. Our lowest level of fiscal month-end availability in the last three years as of June 30, 2012 was $94.0 million on July 2, 2011. We do not anticipate our excess availability in fiscal 2012 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results. In the event that excess availability falls below the Excess Availability Threshold and we do not meet the fixed charge coverage ratio the U.S. revolving credit facility gives the lenders the right to dominion of our bank accounts. This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility. However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability falls below the greater of $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million on any date or in the event of default. Our amended U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

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

On August 12, 2011, our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) entered into a revolving credit agreement (the “Canadian revolving credit facility”) with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”). The maturity date of this agreement is August 12, 2014. As of June 30, 2012, we had outstanding borrowings of $3.5 million and excess availability of $1.7 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 4.0% at June 30, 2012. As of December 31, 2011, we had outstanding borrowings of $1.1 million and excess availability of $2.6 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 4.0% at December 31, 2011. The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year. As of June 30, 2012 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants.

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

During fiscal 2012, we sold certain parcels of excess land. As a result of the sale of one of these parcels, we increased the amount of restricted cash required to be held as of a result of our mortgage by $0.3 million. During fiscal 2011, we sold certain real properties that ceased operations. As a result of the sale of these properties during fiscal 2011, we increased the restricted cash related to our mortgage by $6.5 million. Restricted cash of $6.5 million was used to reduce the mortgage principal in January of fiscal 2012.

The mortgage loan required interest-only payments through June 2011, at which time we began making payments on the outstanding principal balance. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2012	$1,298
2013	$2,768
2014	$2,952
2015	$3,147
2016	$225,341
Thereafter	—

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

On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate U.S. revolving credit facility. The interest rate swap was terminated in March of 2011. Due to the termination of the swap in fiscal 2011, the fair value of the swap as of December 31, 2011 was zero. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from January 1, 2011 to July 2, 2011 was approximately $1.8 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.4 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero.

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

Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value in the period were present value factors used in determining fair value and an interest rate. At June 30, 2012, the discounted carrying value and fair value of our mortgage was $227.9 million and $227.8 million, respectively.

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

11. Commitments and Contingencies

Legal Proceedings

During the first six months of fiscal 2012, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

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

Collective Bargaining Agreements

As of June 30, 2012, approximately 30% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 11% of our work force have expired or will expire within one year.

12. Subsequent Events

We are not aware of any additional significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

13. Unaudited Supplemental Consolidating Financial Statements

The condensed consolidating financial information as of June 30, 2012 and December 31, 2011 and for the second quarters and first half of fiscal 2012 and fiscal 2011 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 31, 2011, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are fifty-six single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from April 1, 2012 to June 30, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$517,026	$7,148	$(7,148)	$517,026
Cost of sales	—	453,838	—	—	453,838

Gross profit	—	63,188	7,148	(7,148)	63,188

Operating expenses:
Selling, general and administrative	696	63,588	—	(7,148)	57,136
Depreciation and amortization	—	1,304	883	—	2,187

Total operating expenses	696	64,892	883	(7,148)	59,323

Operating (loss) income	(696)	(1,704)	6,265	—	3,865
Non-operating expenses:
Interest expense	—	3,227	4,098	—	7,325
Changes associated with ineffective interest rate swap	—	—	—	—	—
Other expense (income), net	—	50	(1)	—	49

(Loss) income before provision for income taxes	(696)	(4,981)	2,168	—	(3,509)
Provision for income taxes	42	155	—	—	197
Equity in loss of subsidiaries	(2,968)	—	—	2,968	—

Net (loss) income	$(3,706)	$(5,136)	$2,168	$2,968	$(3,706)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from April 3, 2011 to July 2, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$500,810	$7,429	$(7,429)	$500,810
Cost of sales	—	443,165	—	—	443,165

Gross profit	—	57,645	7,429	(7,429)	57,645

Operating expenses:
Selling, general and administrative	1,387	62,822	—	(7,429)	56,780
Depreciation and amortization	—	1,663	961	—	2,624

Total operating expenses	1,387	64,485	961	(7,429)	59,404

Operating (loss) income	(1,387)	(6,840)	6,468	—	(1,759)
Non-operating expenses:
Interest expense	—	2,980	4,750	—	7,730
Changes associated with ineffective interest rate swap	—	—	—	—	—
Other (income) expense, net	—	133	1	—	134

(Loss) income before provision for income taxes	(1,387)	(9,953)	1,717	—	(9,623)
Provision for income taxes	36	122	—	—	158
Equity in loss of subsidiaries	(8,358)	—	—	8,358	—

Net (loss) income	$(9,781)	$(10,075)	$1,717	$8,358	$(9,781)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 1, 2012 to June 30, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$970,734	$14,295	$(14,295)	$970,734
Cost of sales	—	853,314	—	—	853,314

Gross profit	—	117,420	14,295	(14,295)	117,420

Operating expenses:
Selling, general and administrative	1,709	126,198	(410)	(14,295)	113,202
Depreciation and amortization	—	2,679	1,768	—	4,447

Total operating expenses	1,709	128,877	1,358	(14,295)	117,649

Operating (loss) income	(1,709)	(11,457)	12,937	—	(229)
Non-operating expenses:
Interest expense	—	5,901	8,206	—	14,107
Changes associated with the ineffective interest rate swap	—	—	—	—	—
Other income, net	—	(7)	(6)	—	(13)

(Loss) income before provision for income taxes	(1,709)	(17,351)	4,737	—	(14,323)
Provision for income taxes	102	300	—	—	402
Equity in loss of subsidiaries	(12,914)	—	—	12,914	—

Net (loss) income	$(14,725)	$(17,651)	$4,737	$12,914	$(14,725)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 2, 2011 to July 2, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$891,414	$14,857	$(14,857)	$891,414
Cost of sales	—	787,500	—	—	787,500

Gross profit	—	103,914	14,857	(14,857)	103,914

Operating expenses:
Selling, general and administrative	3,005	124,301	(7,222)	(14,857)	105,227
Depreciation and amortization	—	3,647	1,914	—	5,561

Total operating expenses	3,005	127,948	(5,308)	(14,857)	110,788

Operating (loss) income	(3,005)	(24,034)	20,165	—	(6,874)
Non-operating expenses:
Interest expense	—	7,292	9,499	—	16,791
Changes associated with the ineffective interest rate swap	—	(1,751)	—	—	(1,751)
Other expense (income), net	—	155	(6)	—	149

(Loss) income before (benefit from) provision for income taxes	(3,005)	(29,730)	10,672	—	(22,063)
Provision for (benefit from) income taxes	681	(637)	—	—	44
Equity in loss of subsidiaries	(18,421)	—	—	18,421	—

Net (loss) income	$(22,107)	$(29,093)	$10,672	$18,421	$(22,107)

The consolidating balance sheet for BlueLinx Holdings Inc. as of June 30, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$27	$5,124	$—	$—	$5,151
Receivables	—	202,114	—	—	202,114
Inventories	—	235,630	—	—	235,630
Other current assets	603	17,960	8,834	—	27,397
Intercompany receivable	64,795	20,076	—	(84,871)	—

Total current assets	65,425	480,904	8,834	(84,871)	470,292

Property and equipment:
Land and land improvements	—	2,935	39,873	—	42,808
Buildings	—	10,476	83,856	—	94,332
Machinery and equipment	—	76,072	—	—	76,072
Construction in progress	—	1,215	—	—	1,215

Property and equipment, at cost	—	90,698	123,729	—	214,427
Accumulated depreciation	—	(72,590)	(29,677)	—	(102,267)

Property and equipment, net	—	18,108	94,052	—	112,160
Investment in subsidiaries	(50,583)	—	—	50,583	—
Non-current deferred income tax assets	—	382	—	—	382
Other non-current assets	—	11,766	16,056	—	27,822

Total assets	$14,842	$511,160	$118,942	$(34,288)	$610,656

Liabilities:
Current liabilities:
Accounts payable	$163	$78,687	$—	$—	78,850
Bank overdrafts	—	30,703	—	—	30,703
Accrued compensation	82	6,428	—	—	6,510
Current maturities of long-term debt	—	57,815	2,680	—	60,495
Deferred income taxes, net	—	382	—	—	382
Other current liabilities	—	11,111	1,260	—	12,371
Intercompany payable	20,076	64,795	—	(84,871)	—

Total current liabilities	20,321	249,921	3,940	(84,871)	189,311

Non-current liabilities:
Long-term debt	—	148,847	232,825	—	381,672
Other non-current liabilities	—	45,152	—	—	45,152

Total liabilities	20,321	443,920	236,765	(84,871)	616,135

Stockholders’ (Deficit) Equity/Parent’s Investment	(5,479)	67,240	(117,823)	50,583	(5,479)

Total liabilities and equity	$14,842	$511,160	$118,942	$(34,288)	$610,656

The consolidating balance sheet for BlueLinx Holdings Inc. as of December 31, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$27	$4,871	$—	$—	$4,898
Receivables	—	138,872	—	—	138,872
Inventories	—	185,577	—	—	185,577
Deferred income tax assets, current	—	—	—	—	—
Other current assets	498	17,882	8,761	—	27,141
Intercompany receivable	67,041	18,482	—	(85,523)	—

Total current assets	67,566	365,684	8,761	(85,523)	356,488

Property and equipment:
Land and land improvements	—	2.938	46,624	—	49,562
Buildings	—	10,463	85,189	—	95,652
Machinery and equipment	—	75,508	—	—	75,508
Construction in progress	—	741	—	—	741

Property and equipment, at cost	—	89,650	131,813	—	221,463
Accumulated depreciation	—	(70,426)	(27,909)	—	(98,335)

Property and equipment, net	—	19,224	103,904	—	123,128
Investment in subsidiaries	(40,549)	—	—	40,549	—
Non-current deferred tax assets, net	—	358	—	—	358
Other non-current assets	—	14,747	9,194	—	23,941

Total assets	$27,017	$400,013	$121,859	$(44,974)	$503,915

Liabilities:
Current liabilities:
Accounts payable	$161	$68,639	$1,428	$—	70,228
Bank overdrafts	—	22,364	—	—	22,364
Accrued compensation	—	4,496	—	—	4,496
Current maturities of long-term debt	—	—	9,046	—	9,046
Deferred income tax liabilities, net	—	382	—	—	382
Other current liabilities	—	15,205	1,353	—	16,558
Intercompany payable	18,482	67,041	—	(85,523)	—

Total current liabilities	18,643	178,127	11,827	(85,523)	123,074

Non-current liabilities:
Long-term debt	—	94,488	234,207	—	328,695
Non-current deferred income tax liabilities	—	—	—	—	—
Other non-current liabilities	—	43,772	—	—	43,772

Total liabilities	18,643	316,387	246,034	(85,523)	495,541

Stockholders’ equity/parent’s investment	8,374	83,626	(124,175)	40,549	8,374

Total liabilities and equity	$27,017	$400,013	$121,859	$(44,974)	$503,915

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 1, 2012 to June 30, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(14,725)	$(17,651)	$4,737	$12,914	$(14,725)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	—	2,679	1,768	—	4,447
Amortization of debt issuance costs	—	1,863	—	—	1,863
Gain from the sale of properties	—	—	(530)	—	(530)
Gain from property insurance settlement	—	—	(476)	—	(476)
Vacant property charges, net	—	(78)	—	—	(78)
Payments on modification of lease agreement	—	(5,000)	—	—	(5,000)
Deferred income tax benefit	—	(24)	—	—	(24)
Share-based compensation expense		1,420	—	—	1,420
Increase in restricted cash	—	657	—	—	657
Equity in earnings of subsidiaries	12,914	—	—	(12,914)	—
Changes in assets and liabilities:
Receivables	—	(63,242)	—	—	(63,242)
Inventories	—	(50,053)	—	—	(50,053)
Accounts payable	3	10,047	—	—	10,050
Changes in other working capital	(23)	2,988	(7,347)	—	(4,382)
Intercompany receivable	2,246	(1,594)	—	(652)	—
Intercompany payable	1,594	(2,246)	—	652	—
Other	—	2,474	7,493	—	9,967

Net cash provided by (used in) operating activities	2,009	(117,760)	5,645	—	(110,106)

Cash flows from investing activities:
Investment in subsidiaries	(2,009)	393	1,616	—	—
Property, plant and equipment investments	—	(2,140)	—	—	(2,140)
Proceeds from disposition of assets	—	—	1,915	—	1,915

Net cash (used in) provided by investing activities	(2,009)	(1,747)	3,531	—	(225)

Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	—	(424)	—	—	(424)
Repayments on the revolving credit facilities	—	(201,403)	—	—	(201,403)
Borrowings from the revolving credit facilities	—	313,666	—	—	313,666
Payments of principal on mortgage	—	—	(7,747)	—	(7,747)
Payments on capital lease obligations	—	(414)	—	—	(414)
Increase in bank overdrafts	—	8,339	—	—	8,339
Increase in restricted cash related to the mortgage	—	—	—	—	—
Debt financing costs	—	(4)	(1,429)	—	(1,433)
Intercompany receivable	—	—	—	—	—
Intercompany payable	—	—	—	—	—
Other	—	—	—	—	—

Net cash provided by (used in) financing activities	—	119,760	(9,176)	—	110,584

Increase in cash	—	253	—	—	253
Balance, beginning of period	27	4,871	—	—	4,898

Balance, end of period	$27	$5,124	$—	$—	$5,151

Noncash transactions:
Capital leases	$—	$32	$—	$—	$32

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 2, 2011 to July 2, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(22,107)	$(29,093)	$10,672	$18,421	$(22,107)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	3,647	1,914	—	5,561
Amortization of debt issuance costs	—	1,094	—	—	1,094
Gain from the sale of properties	—	—	(7,222)	—	(7,222)
Changes associated with the ineffective interest rate swap	—	(1,751)	—	—	(1,751)
Deferred income tax benefit	—	(214)	—	—	(214)
Share-based compensation expense	—	1,137	—	—	1,137
Decrease in restricted cash	—	432	—	—	432
Equity in earnings of subsidiaries	18,421	—	—	(18,421)	—
Changes in assets and liabilities:
Receivables	—	(86,533)	—	—	(86,533)
Inventories	—	(24,404)	—	—	(24,404)
Accounts payable	123	32,352	20	—	32,495
Changes in other working capital	(452)	566	(208)	(1,244)	(1,338)
Intercompany receivable	(249)	(1,930)	—	2,179	—
Intercompany payable	1,425	(490)	—	(935)	—
Other	17	2,594	(986)	—	1,625

Net cash (used in) provided by operating activities	(2,822)	(102,593)	4,190	—	(101,225)

Cash flows from investing activities:
Investment in subsidiaries	2,528	—	(2,528)	—	—
Property, plant and equipment investments	—	(2,523)	(2,818)	—	(5,341)
Proceeds from disposition of assets	—		8,971	—	8,971

Net cash provided by (used in) investing activities	2,528	(2,523)	3,625	—	3,630

Cash flows from financing activities:
Net transactions with Parent	—	—	—	—	—
Repurchase of common stock	—	—	—	—
Repayments on the revolving credit facilities	—	(171,736)	—	—	(171,736)
Borrowings from the revolving credit facilities	—	263,446	—	—	263,446
Payments on capital lease obligations	—	(197)	—	—	(197)
Increase in bank overdrafts	—	5,709	—	—	5,709
Increase in restricted cash related to the mortgage	—	—	(7,815)	—	(7,815)
Intercompany receivable	—	—	—	—	—
Intercompany payable	—	—	—	—	—
Other	—	—	—	—	—

Net cash provided by (used in) financing activities	—	97,222	(7,815)	—	89,407

Decrease in cash	(294)	(7,894)	—	—	(8,188)
Balance, beginning of period	384	13,913	—	—	14,297

Balance, end of period	$90	$6,019	$—	$—	$6,109

Noncash transactions
Capital leases	$—	$2,544	$—	$—	$2,544

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

The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

•	the acceptance by our customers of our privately branded products;

•	inventory levels of new and existing homes for sale;

•	general economic and business conditions in the United States;

•	the financial condition and credit worthiness of our customers;

•	the activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	immigration patterns and job and household formation;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities, including acts of cyber intrusion;

•	variations in the performance of the financial markets, including the credit markets; and

•	the other factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Overview

Background

We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of approximately 55 distribution centers which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 41% of our second quarter of fiscal 2012 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 59% of our second quarter of fiscal 2012 gross sales.

Industry Conditions

As noted above, we operate in a changing environment in which new risks can emerge from time to time. A number of factors cause our results of operations to fluctuate from period to period. Many of these factors are seasonal or cyclical in nature. Conditions in the United States (“U.S.”) housing market are at historically low levels. Our operating results have declined during the past several years as they are closely tied to U.S. housing starts. Additionally, the mortgage markets have experienced substantial disruption due to an unprecedented number of defaults in the “subprime” market. This disruption and the related defaults have increased the inventory of homes for sale and also have caused lenders to tighten mortgage qualification criteria which further reduces demand for new homes. We expect the downturn in new housing activity will continue to negatively impact our operating results for the foreseeable future. We continue to prudently manage our inventories, receivables and spending in this environment. However, along with many forecasters, we believe U.S. housing demand will improve in the long term based on population demographics and a variety of other factors.

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

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the second quarter of fiscal 2012, the second quarter of fiscal 2011, the first six months of fiscal 2012, the first six months of fiscal 2011, fiscal 2011 and fiscal 2010.

	Fiscal Q2 2012	Fiscal Q2 2011	Fiscal 2012 YTD	Fiscal 2011 YTD	Fiscal 2011	Fiscal 2010
	(Dollars in millions) (Unaudited)
Sales by Category
Structural Products	$216	$193	$399	$353	$705	$835
Specialty Products	308	310	576	541	1,068	985
Other(1)	(7)	(2)	(4)	(3)	(18)	(16)

Total Sales	$517	$501	$971	$891	$1,755	$1,804

Sales Variances
Unit Volume $ Change	$(7)	$(19)	$38	$(71)	$(52)	$36
Price/Other(1)	23	(21)	42	(10)	3	122

Total $ Change	$16	$(40)	$80	$(81)	$(49)	$158

Unit Volume % Change	(1.3)%	(3.5)%	4.2%	(7.2)%	(2.8)%	2.2%
Price/Other(1)	4.5%	(3.9)%	4.7%	(1.1)%	0.1%	7.4%

Total % Change	3.2%	(7.4)%	8.9%	(8.3)%	(2.7)%	9.6%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, in each case for the second quarter of fiscal 2012, the second quarter of fiscal 2011, the first six months of fiscal 2012, the first six months of fiscal 2011, fiscal 2011 and fiscal 2010.

	Fiscal Q2 2012	Fiscal Q2 2011	Fiscal 2012 YTD	Fiscal 2011 YTD	Fiscal 2011	Fiscal 2010
	(Dollars in millions)
	(Unaudited)
Gross Margin $’s by
Category
Structural Products	$20	$16	$38	$32	$65	$74
Specialty Products	41	39	75	67	137	129
Other (1)	2	3	4	5	8	8

Total Gross Margin $’s	$63	$58	$117	$104	$210	$211

Gross Margin %’s by Category
Structural Products	9.3%	8.3%	9.5%	9.1%	9.2%	8.9%
Specialty Products	13.3%	12.6%	13.0%	12.4%	12.8%	13.1%
Total Gross Margin %’s	12.2%	11.5%	12.1%	11.7%	12.0%	11.7%
Unit Volume Change by Product
Structural Products	0.4%	(18.8)%	4.5%	(21.5)%	(15.1)%	(2.5)%
Specialty Products	(2.3)%	10.7%	3.9%	5.8%	7.4%	5.7%
Total Change in Unit Volume %’s	(1.3)%	(3.5)%	4.2%	(7.2)%	(2.8)%	2.2%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the second quarter of fiscal 2012, the second quarter of fiscal 2011, the first six months of fiscal 2012, the first six months of fiscal 2011, fiscal 2011 and fiscal 2010.

	Fiscal Q2 2012	Fiscal Q2 2011	Fiscal 2012 YTD	Fiscal 2011 YTD	Fiscal 2011	Fiscal 2010
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$420	$393	$774	$696	$1,397	$1,409
Direct	104	110	201	198	376	411
Other(1)	(7)	(2)	(4)	(3)	(18)	(16)

Total	$517	$501	$971	$891	$1,755	$1,804

Gross Margin by Channel
Warehouse/Reload	$54	$48	$100	$88	$179	$182
Direct	7	7	13	11	23	21
Other(1)	2	3	4	5	8	8

Total	$63	$58	$117	$104	$210	$211

Gross Margin % by Channel
Warehouse/Reload	12.8%	12.2%	12.9%	12.6%	12.8%	12.9%
Direct	6.7%	6.4%	6.5%	5.6%	6.1%	5.1%
Total	12.2%	11.5%	12.1%	11.7%	12.0%	11.7%

(1)	“Other” includes unallocated allowances and adjustments.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2012 and fiscal year 2011 each contain 52 weeks.

Results of Operations

Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011

The following table sets forth our results of operations for the second quarter of fiscal 2011 and second quarter of fiscal 2010.

	Second Quarter of Fiscal 2012	% of Net Sales	Second Quarter of Fiscal 2011	% of Net Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$517,026	100.0%	$500,810	100.0%
Gross profit	63,188	12.2%	57,645	11.5%
Selling, general and administrative	57,136	11.1%	56,780	11.3%
Depreciation and amortization	2,187	0.4%	2,624	0.5%

Operating income (loss)	3,865	0.7%	(1,759)	(0.4%)
Interest expense	7,325	1.4%	7,730	1.5%
Other expense, net	49	0.0%	134	0.0%

Loss before provision for income taxes	(3,509)	(0.7)%	(9,623)	(1.9)%
Provision for income taxes	197	0.0%	158	0.0%

Net loss	$(3,706)	(0.7)%	$(9,781)	(2.0)%

Net sales. For the second quarter of fiscal 2012, net sales increased by 3.2%, or $16.2 million, to $517.0 million. Sales during the quarter were positively impacted by an increase in housing starts. New home construction normally has a significant impact on our sales. However, we believe, mild weather resulted in the pull forward of sales into the first quarter of fiscal 2012, offsetting demand associated with higher housing starts. Structural sales increased by $23.1 million, or 12.0%, compared to the second quarter of fiscal 2011, primarily due to an increase in structural unit volume and product prices of 0.4% and 11.6%, respectively. These increases were partially offset by a decrease in specialty sales of $2.0 million, or 0.6%, from a year ago, primarily as a result of a decrease in specialty unit volume of 2.3%, partially off-set by an increase in product prices of 1.7%.

Gross profit. Gross profit for the second quarter of fiscal 2012 was $63.2 million, or 12.2% of sales, compared to $57.6 million, or 11.5% of sales, in the prior year period. The increase in gross profit dollars compared to the second quarter of fiscal 2011 was driven by increases in product prices due to the Company’s efforts to improve gross margin coupled with commodity price inflation. The gross margin percentage increased by 70 basis points to 12.2% due to the factors noted above and an increase in sales through our warehouse channel, which has a higher gross margin.

Selling, general, and administrative expenses. Selling, general and administrative expenses were $57.1 million, or 11.1% of net sales, for the second quarter of fiscal 2012, compared to $56.8 million, or 11.3% of net sales, a $0.3 million increase compared to the second quarter of fiscal 2011. This increase is primarily due to a $0.5 million gain related to the insurance settlement for our Newtown, CT facility recorded during the second quarter of fiscal 2012. The decrease in selling, general and administrative as a percentage of net sales is due to a reduction in fuel, payroll and other management fees, partially offset by an increase in employee incentives, payroll related costs and bad debt expense. For more information on the insurance settlement, see “Note 2. – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets” in the Notes to Consolidated Financial Statements.

Depreciation and amortization. Depreciation and amortization expense totaled $2.2 million for the second quarter of fiscal 2012, compared to $2.6 million for the second quarter of fiscal 2011. The $0.4 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2012 coupled with management of capital expenditures.

Operating income (loss). Operating income for the second quarter of fiscal 2012 was $3.9 million, or 0.7% of sales, compared to operating loss of $(1.8) million, or (0.4)% of sales, in the second quarter of fiscal 2011, reflecting an increase in gross profit dollars of $5.6 million and a $0.4 million decrease in depreciation expense, as a result of factors described above. This change is partially offset by an increase in selling, general, and administrative expenses of $0.3 million.

Interest expense. Interest expense totaled $7.3 million for the second quarter of fiscal 2012 compared to $7.7 million for the second quarter of fiscal 2011. The $0.4 million decline is largely due to a $0.8 million decrease in interest expense incurred on our mortgage, partially offset by a $0.2 million increase in interest expense incurred on our revolving credit facilities and a $0.2 million increase in amortization of debt issue costs. Interest expense included $0.9 million and $0.7 million of debt issue cost amortization for the second quarter of fiscal 2012 and the second quarter of fiscal 2011, respectively. During the second quarter of fiscal 2012, interest expense related to our revolving credit facilities and mortgage was $2.6 million and $3.8 million, respectively. During the second quarter of fiscal 2011, interest expense related to our revolving credit facility and mortgage was $2.4 million and $4.6 million, respectively. See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

Provision for income taxes. The effective tax rate was (5.6)% and (1.6)% for the second quarter of fiscal 2012 and the second quarter of fiscal 2011, respectively. The unusual effective tax rate in both periods is driven by a full valuation allowance recorded against our second quarter federal and state benefit and tax expense related to gross receipts, Canadian and certain state taxes.

Net loss. Net loss for the second quarter of fiscal 2012 was $(3.7) million compared to a net loss of $(9.8) million for the second quarter of fiscal 2011 as a result of the above factors.

On a per-share basis, basic and diluted loss applicable to common stockholders for the second quarter of fiscal 2012 and for the second quarter of fiscal 2011 were each $(0.06) and $(0.31), respectively.

First Six Months of Fiscal 2012 Compared to First Six Months of Fiscal 2011

The following table sets forth our results of operations for the first six months of fiscal 2012 and the first six months of fiscal 2011.

	First Six Months of Fiscal 2012	% of Net Sales	First Six Months of Fiscal 2011	% of Net Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$970,734	100.0%	$891,414	100.0%
Gross profit	117,420	12.1%	103,914	11.7%
Selling, general and administrative	113,202	11.7%	105,227	11.8%
Depreciation and amortization	4,447	0.5%	5,561	0.6%

Operating loss	(229)	(0.0)%	(6,874)	(0.8)%
Interest expense	14,107	1.5%	16,791	1.9%
Changes associated with the ineffective interest rate swap	—	0.0%	(1,751)	(0.2)%
Other (income) expense, net	(13)	(0.0)%	149	0.0%

Loss before provision for income taxes	(14,323)	(1.5)%	(22,063)	(2.5)%
Provision for income taxes	402	0.0%	44	0.0%

Net loss	$(14,725)	(1.5)%	$(22,107)	(2.5)%

Net sales. For the first six months of fiscal 2012, net sales increased by 8.9%, or $79.3 million, to $970.7 million. Sales during the first six months were positively impacted by an increase in housing starts. New home construction has a significant impact on our sales. Specialty sales increased by $35.4 million or 6.5% compared to the first six months of fiscal 2011, reflecting a 3.9% increase in unit volume and a 2.6% increase in prices. Structural sales increased by $45.2 million, or 12.8% from a year ago, primarily due to a 4.5% increase in unit volume and a 8.3% increase in product prices.

Gross profit. Gross profit for the first six months of fiscal 2012 was $117.4 million, or 12.1% of sales, compared to $103.9 million, or 11.7% of sales, in the prior year period. The increase in gross profit dollars compared to the first six months of fiscal 2011 was driven by an increase in unit volume of 4.2% and an increase in product prices of 4.7% due to the Company’s efforts to improve gross margin coupled with commodity price inflation. The gross margin percentage increased by 40 basis points to 12.1%, primarily due to the above factors and an increase in sales through our warehouse channel, which has a higher gross margin.

Selling, general, and administrative. Selling, general and administrative expenses for the first six months of fiscal 2012 were $113.2 million, or 11.7% of net sales, compared to $105.2 million, or 11.8% of net sales, during the first six months of fiscal 2011. The increase in selling, general, and administrative expenses primarily was due to the inclusion of a $7.2 million gain on sale of real estate in the first six months of fiscal 2011 compared to a $0.5 million gain on the sale of real estate and a $0.5 million gain related to the insurance settlement for our Newtown, Connecticut facility in the first six months of 2012. After considering the effect of the real estate gains on each period, selling, general and administrative expense as a percentage of net sales decreased due to a decrease in payroll and a decrease in fuel as a percentage of net sales, partially offset by an increase in incentives.

Depreciation and amortization. Depreciation and amortization expense totaled $4.4 million for the first six months of fiscal 2012, compared with $5.6 million for the first six months of fiscal 2011. The $1.2 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2012 coupled with management of capital expenditures. In addition, certain depreciating assets were sold or became classified as held for sale during the period.

Operating loss. Operating loss for the first six months of fiscal 2012 was $(0.2) million compared to $(6.9) million in the prior year period. The change in operating loss reflects a $13.5 million increase in gross profit as a result of the above factors, and a decrease in depreciation of $1.2 million. This change is partially offset by an increase in selling, general, and administrative expenses of $8.0 million, resulting primarily from the sale of real estate.

Interest expense. Interest expense totaled $14.1 million for the first six months of fiscal 2012 compared to $16.8 million for the first six months of fiscal 2011. The $2.7 million decrease largely is due to a decrease of $2.2 million in fees related to the interest rate swap due to the conclusion of the interest rate swap during fiscal 2011 and a decrease in interest expense related to our mortgage of $1.6 million. These changes were partially offset by an increase in interest related to our revolving credit facilities of $0.3 million and an increase in debt issue cost amortization of $0.8 million. Interest expense included $1.9 million and $1.1 million of debt issue cost amortization for the first six months of fiscal 2012 and for the first six months of fiscal 2011, respectively. During the first six months of fiscal 2012, interest expense related to our revolving credit facilities and mortgage was $4.6 million and $7.6 million, respectively. During the first six months of fiscal 2011, interest expense related to our revolving credit facility and mortgage was $4.3 million and $9.2 million, respectively. See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

Changes associated with ineffective interest rate swap. Changes associated with the ineffective interest rate swap totaled $1.8 million of income for the first six months of fiscal 2011. As the ineffective interest rate swap terminated in March of 2011, there was no comparable activity in the first six months of fiscal 2012.

Provision for income taxes. The effective tax rate was (2.8)% and (0.2)% for the first six months of fiscal 2012 and the first six months of fiscal 2011, respectively. The unusual effective tax rate in both periods is driven by a full valuation allowance recorded against our year to date federal and state benefit and tax expense recorded related to gross receipts, Canadian and certain state taxes. In addition, during the first quarter of 2011, we allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded related to the ineffective interest rate swap. Due to the termination of the ineffective interest rate swap in fiscal 2011, there was no income in accumulated other comprehensive loss related to the ineffective interest rate swap and no related allocation of income tax expense from continuing operations to accumulated other comprehensive loss in the current period.

Net loss. Net loss for the first six months of fiscal 2012 was $(14.7) million compared to a net loss of $(22.1) million for the first six months of fiscal 2011 as a result of the above factors.

On a per-share basis, basic and diluted loss per share applicable to common stockholders for the first six months of fiscal 2012 and for the first six months of fiscal 2011 were $(0.25) and $(0.71), respectively.

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

Liquidity and Capital Resources

We depend on cash flows from operations and funds available under our revolving credit facilities to finance working capital needs and capital expenditures. We had approximately $103.7 million of excess availability under our U.S. revolving credit facility (the “U.S. revolving credit facility”) and $1.7 million under our Canadian revolving credit facility, described further below, as of June 30, 2012. We had approximately $115.7 million of excess availability under our U.S. revolving credit facility (the “U.S. revolving credit facility”) and $2.6 million under our Canadian revolving credit facility as of December 31, 2011. As of June 30, 2012, under our amended U.S. revolving credit facility, we were required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million. If we fail to maintain this minimum excess availability, the amended U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures. In the event that excess availability falls below the Excess Availability Threshold and we do not meet the fixed charge coverage ratio the U.S. revolving credit facility gives the lenders the right to dominion of our bank accounts. This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility. However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet. As of June 30, 2012, we had $58.1 million excess availability above the minimum required under the U.S. revolving credit facility. For additional information regarding our financial covenants under our revolving credit facilities, see the risk factor “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” set forth under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

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

Excess liquidity likely will continue to decrease while our industry and our company continue to recover from this historic housing market downturn. However, we believe that the amounts available from our revolving credit facilities and other sources will be sufficient to fund our routine operations and capital requirements for the next 12 months. In addition, we continue to take steps to reduce expenses and preserve cash for working capital. Notwithstanding these activities, if economic conditions, especially those related to the housing market, do not continue to improve, we will need to seek additional sources of capital to support our operations.

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

The following tables indicate our working capital and cash flows for the periods indicated.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
	(Unaudited)
Working capital	$280,981	$233,414

	First Six Months of Fiscal 2012	First Six Months of Fiscal 2011
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(101,106)	$(101,225)
Cash flows (used in) provided by investing activities	(225)	3,630
Cash flows provided by financing activities	110,584	89,407

Working Capital

Working capital increased by $47.6 million to $281.0 million at June 30, 2012 from $233.4 million at December 31, 2011. The increase in working capital was primarily attributable to increases in inventory and receivables. We increased inventory levels to meet seasonality demand, and the increase in accounts receivable is due to increased sales volume primarily due to seasonality coupled with improvements in the housing market. This increase was partially offset by increases in accounts payable and overdrafts as we purchased more products to meeting existing demand. Our business is cyclical with the first and fourth quarters representing our slowest quarters. Our working capital builds in anticipation of the selling season which occurs in the second and third quarters of each fiscal period. We anticipate that our working capital levels will decrease and the related current portion of our revolver will decrease as we move into the fourth quarter of fiscal year 2012.

Operating Activities

During the first six months of fiscal 2012, cash flows used in operating activities totaled $110.1 million. The primary drivers of cash flow used in operations were increases in accounts receivable of $63.2 million due to an increase in sales volume coupled with seasonal payment patterns and an increase in inventories of $50.1 million due to an increase in purchases to meet current demand. In addition, we made a payment of $5.0 million related to the modification of the lease agreement for our corporate head quarters. These cash outflows were offset by an increase in accounts payable of $10.1 million due the seasonality of our business and the related purchasing patterns.

During the first six months of fiscal 2011, cash flows used in operating activities totaled $101.2 million. The primary drivers of cash flow used in operations were increases in accounts receivable of $86.5 million due to an increase in sales volume coupled with seasonal payment patterns and an increase in inventories of $24.4 million due to an increase in purchases to meet current demand. These cash outflows were offset by an increase in accounts payable of $32.5 million due the seasonality of our business and the related purchasing patterns.

Investing Activities

During the first six months of fiscal 2012 and fiscal 2011, cash flows (used in) and provided by investing activities totaled $(0.2) million and $3.6 million, respectively.

During the first six months of fiscal 2012 and fiscal 2011, our expenditures for property and equipment were $2.1 million and $5.3 million, respectively. The capital expenditures in 2012 primarily relate to normal replenishment. Our capital expenditures for fiscal 2012 are anticipated to be paid from our revolving credit facility. In 2011, these expenditures were used primarily to purchase a replacement property for a facility sold during the period, computer equipment and leasehold improvements.

Proceeds from the disposition of property totaled $1.9 million and $9.0 million for the first six months of fiscal 2012 and fiscal 2011, respectively. The proceeds from disposition of assets in the first six months of fiscal 2012 were primarily related to the sale of certain real properties for $1.4 million. The proceeds from disposition of assets in the first six months of fiscal 2011 were primarily related to the sale of our Nashville facility for $6.9 million.

Financing Activities

Net cash provided by financing activities was $110.6 million and $89.4 million during the first six months of fiscal 2012 and the first six months of fiscal 2011, respectively. The net cash provided by financing activities in the first six months of fiscal 2012 primarily reflected a net increase in the balance of our revolving credit facility of $112.3 million and an increase in bank overdrafts of $8.3 million partially offset by principle payments on the mortgage of $7.7 million and cash paid for debt financing costs of $1.4 million. The net cash provided by financing activities in the first six months of fiscal 2011 primarily reflected an increase in the balance of our revolving credit facility of $91.7 million and an increase in bank overdrafts of $5.7 million partially offset by an increase in restricted cash related to our mortgage of $7.8 million.

Debt and Credit Sources

We have our U.S. revolving credit facility with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, dated August 4, 2006, as amended. The U.S. revolving credit facility agreement has a final maturity of January 7, 2014 and maximum availability of $400 million. The U.S. revolving credit facility also includes an additional $100 million uncommitted accordion credit facility, which will permit us to increase the maximum borrowing capacity up to $500 million.

As of June 30, 2012, we had outstanding borrowings of $203.2 million and excess availability of $103.7 million under the terms of our U.S. revolving credit facility. The interest rate on the U.S. revolving credit facility was 4.0% at June 30, 2012. As of December 31, 2011, we had outstanding borrowings of $93.4 million and excess availability of $115.7 million under the terms of our U.S. revolving credit facility. The interest rate on the U.S. revolving credit facility was 4.2% at December 31, 2011. As of June 30, 2012 and December 31, 2011, we had outstanding letters of credit totaling $2.0 million and $2.7 million, respectively, for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations. The $2.0 million in outstanding letters of credit as of June 30, 2012 does not include an additional $1.0 million fully collateralized letter of credit securing certain insurance obligations.

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

As of June 30, 2012, as amended, our U.S. revolving credit facility contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million (the “Excess Availability Threshold”). We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures. The amount of our eligible accounts receivable included in the calculation of the borrowing base is 87.5%. Under the amended U.S. revolving credit facility agreement, the applicable percentage of the net liquidation value of our eligible inventory included in the calculation of the borrowing base is 90% for the periods January to March 2012 and January to March 2013, subject to specified EBITDA targets. The percentage of the net liquidation value of our eligible inventory included in the borrowing remains the same as under the original agreement outside of the time period just specified. Also included in the calculation of our excess availability is certain cash on the balance sheet, which is subject to a deposit account control agreement. The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures. EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges. The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of June 30, 2012 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants. We had $103.7 million and $115.7 million of availability as of June 30, 2012 and December 31, 2011, respectively. Our lowest level of fiscal month-end availability in the last three years as of June 30, 2012 was $94.0 million on July 2, 2011. We do not anticipate our excess availability in fiscal 2012 will drop below the Excess Availability Threshold. Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results. In the event that excess availability falls below the Excess Availability Threshold and we do not meet the fixed charge coverage ratio the U.S. revolving credit facility gives the lenders the right to dominion of our bank accounts. This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility. However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet. In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts. Our outstanding borrowings are not reduced by these payments unless our excess availability falls below the greater of $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million on any date or in the event of default. Our amended U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

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

On August 12, 2011, our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) entered into a revolving credit agreement (the “Canadian revolving credit facility”) with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”). The maturity date of this agreement is August 12, 2014. As of June 30, 2012, we had outstanding borrowings of $3.5 million and excess availability of $1.7 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 4.0% at June 30, 2012. As of December 31, 2011, we had outstanding borrowings of $1.1 million and excess availability of $2.6 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 4.0% at December 31, 2011. The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed

120% of the amount budgeted in a given year. As of June 30, 2012 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants.

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

Due to the termination of the swap in fiscal 2011, the fair value of the swap as of December 31, 2011 was zero. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from January 1, 2011 to July 2, 2011 were approximately $1.8 million of income and are comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.4 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero.

Contractual Obligations

On February 12, 2012, our three-year purchase agreement with Georgia-Pacific Corporation (“G-P”) for engineered lumber expired in accordance with its terms. We continue to distribute a variety of G-P building products, but no longer are contractually obligated to purchase certain products exclusively from G-P.

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

New Accounting Standards

In May 2011, the FASB issued guidance which amends existing US GAAP fair value measurement and disclosure guidance to converge US GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring amounts at fair value as well as disclosures about these measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011. This guidance did not have a material impact on our financial statements and disclosures.

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

There were no other accounting pronouncements adopted during the first six months of 2012 that had a material impact on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the first six months of fiscal 2012, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ITEM 1A. RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

ITEM 5. OTHER EVENTS

At the 2012 Annual Meeting, stockholders approved an amendment to our 2006 Long-Term Equity Incentive Plan to increase the number of shares available for grant thereunder from 5,200,000 shares to 12,200,000. In addition, stockholders approved a proposal to amend and restate our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 200,000,000. Other than described above, no other material changes were made to either the 2006 Long-Term Equity Incentive Plan or to the Amended and Restated Certificate of Incorporation.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of BlueLinx Holdings, Inc., dated May 18, 2012 (Incorporated by reference to Appendix B to the proxy statement for the 2012 Annual Meeting of Stockholders filed on Schedule 14A with the Securities and Exchange Commission on April 16, 2012).

10.1	Amended and Restated BlueLinx Holdings, Inc. 2006 Long-Term Equity Incentive Plan (as amended through May 17, 2012 and restated solely for purposes of filing pursuant to Item 601 of Regulation S-K) (Incorporated by reference to Appendix A to the proxy statement for the 2012 Annual Meeting of Stockholders filed on Schedule 14A with the Securities and Exchange Commission on April 16, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).*

*	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30 days from the filing of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: August 2, 2012	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of BlueLinx Holdings, Inc., dated May 18, 2012 (Incorporated by reference to Appendix B to the proxy statement for the 2012 Annual Meeting of Stockholders filed on Schedule 14A with the Securities and Exchange Commission on April 16, 2012).

10.1	Amended and Restated BlueLinx Holdings, Inc. 2006 Long-Term Equity Incentive Plan (as amended through May 17, 2012 and restated solely for purposes of filing pursuant to Item 601 of Regulation S-K) (Incorporated by reference to Appendix A to the proxy statement for the 2012 Annual Meeting of Stockholders filed on Schedule 14A with the Securities and Exchange Commission on April 16, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).*

*	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30 days from the filing of this report.