Form 10-Q/A
period 2012-06-30
BlueLinx Holdings Inc.
filed 2012-08-16
CIK 1301787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to BlueLinx Holdings Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 2, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T applicable for the first quarterly period in which detailed footnote tagging is required.

No other changes have been made to the Form 10-Q, and this Form 10-Q/A does not does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update any other disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of BlueLinx Holdings, Inc., dated May 18, 2012 (Incorporated by reference to Appendix B to the proxy statement for the 2012 Annual Meeting of Stockholders filed on Schedule 14A with the Securities and Exchange Commission on April 16, 2012).

10.1	Amended and Restated BlueLinx Holdings, Inc. 2006 Long-Term Equity Incentive Plan (as amended through May 17, 2012 and restated solely for purposes of filing pursuant to Item 601 of Regulation S-K) (Incorporated by reference to Appendix A to the proxy statement for the 2012 Annual Meeting of Stockholders filed on Schedule 14A with the Securities and Exchange Commission on April 16, 2012).(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).

(1)	Previously filed with the Quarterly Report on Form 10-Q filed on August 2, 2012 for the period ended June 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: August 16, 2012	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).