Form 10-Q
period 2012-09-29
BlueLinx Holdings Inc.
filed 2012-11-01
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

As of November 1, 2012 there were 63,706,052 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.

Form 10-Q

For the Quarterly Period Ended September 29, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Third Quarter
	Period from July 1, 2012 to September 29, 2012	Period from July 3, 2011 to October 1, 2011
Net sales	$496,810	$472,898
Cost of sales	436,279	414,620
Gross profit	60,531	58,278
Operating expenses:
Selling, general, and administrative	48,156	54,537
Depreciation and amortization	2,106	2,559
Total operating expenses	50,262	57,096
Operating income	10,269	1,182
Non-operating expenses:
Interest expense	7,294	6,963
Other (income) expense, net	(16)	333
Income (loss) before (benefit from) provision for income taxes	2,991	(6,114)
(Benefit from) provision for income taxes	(77)	94
Net income (loss)	$3,068	$(6,208)
Basic and diluted weighted average number of common shares outstanding	60,099	51,183
Basic and diluted net income (loss) per share applicable to common stock	$0.05	$(0.12)
Comprehensive income (loss):
Net income (loss)	$3,068	$(6,208)
Other comprehensive income (loss):
Foreign currency translation	185	(602)
Comprehensive income (loss)	$3,253	$(6,810)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	Period from January 1, 2012 to September 29, 2012	Period from January 2, 2011 to October 1, 2011
Net sales	$1,467,544	$1,364,313
Cost of sales	1,289,593	1,202,121
Gross profit	177,951	162,192
Operating expenses:
Selling, general, and administrative	161,358	159,760
Depreciation and amortization	6,553	8,120
Total operating expenses	167,911	167,880
Operating income (loss)	10,040	(5,688)
Non-operating expenses:
Interest expense	21,401	23,754
Changes associated with the ineffective interest rate swap	-	(1,751)
Other (income) expense, net	(29)	485
Loss before provision for income taxes	(11,332)	(28,176)
Provision for income taxes	325	139
Net loss	$(11,657)	$(28,315)
Basic and diluted weighted average number of common shares outstanding	60,067	37,696
Basic and diluted net loss per share applicable to common stock	$(0.19)	$(0.75)
Comprehensive loss:
Net loss	$(11,657)	$(28,315)
Other comprehensive loss:
Foreign currency translation	211	(252)
Unrealized gain from ineffective interest rate swap, net of taxes	—	234
Comprehensive loss	$(11,446)	$(28,333)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 29, 2012	December 31, 2011
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,874	$4,898
Receivables, net	191,740	138,872
Inventories, net	220,252	185,577
Other current assets	45,138	27,141
Total current assets	465,004	356,488
Property, plant, and equipment:
Land and land improvements	43,058	49,562
Buildings	94,070	95,652
Machinery and equipment	75,715	75,508
Construction in progress	1,036	741
Property, plant, and equipment, at cost	213,879	221,463
Accumulated depreciation	(102,413)	(98,335)
Property, plant, and equipment, net	111,466	123,128
Non-current deferred income tax assets, net	382	358
Other non-current assets	18,569	23,941
Total assets	$595,421	$503,915
Liabilities:
Current liabilities:
Accounts payable	$81,576	$70,228
Bank overdrafts	31,892	22,364
Accrued compensation	5,799	4,496
Current maturities of long-term debt	69,505	9,046
Deferred income taxes, net	382	382
Other current liabilities	11,844	16,558
Total current liabilities	200,998	123,074
Non-current liabilities:
Long-term debt	350,615	328,695
Other non-current liabilities	45,378	43,772
Total liabilities	596,991	495,541
Stockholders’ (Deficit) Equity:
Common Stock, $0.01 par value, 200,000,000 and 100,000,000 shares authorized at September 29, 2012 and December 31,2011, respectively; 63,707,152 and 62,012,962 shares issued at September 29, 2012 and December 31, 2011, respectively.	637	620
Additional paid-in capital	209,114	207,626
Accumulated other comprehensive loss	(21,689)	(21,900)
Accumulated deficit	(189,632)	(177,972)
Total stockholders’ (deficit) equity	(1,570)	8,374
Total liabilities and stockholders’ (deficit) equity	$595,421	$503,915

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	Period from January 1, 2012 to September 29, 2012	Period from January 2, 2011 to October 1, 2011
Cash flows from operating activities:
Net loss	$(11,657)	$(28,315)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,553	8,120
Amortization of debt issue costs	2,799	2,029
Gain from sale of properties	(9,680)	(6,939)
Gain from property insurance settlement	(476)	(1,230)
Changes associated with the ineffective interest rate swap	—	(1,751)
Vacant property charges, net	(30)	—
Gain on modification of lease agreement	—	(1,971)
Payments on modification of lease agreement	(5,875)	—
Deferred income tax benefit	(24)	(282)
Share-based compensation expense	2,097	1,578
(Increase) decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	(123)	443
Changes in assets and liabilities:
Receivables	(52,868)	(65,535)
Inventories	(34,675)	(15,527)
Accounts payable	12,776	26,641
Changes in other working capital	2,859	1,365
Other	1,650	(2,439)
Net cash used in operating activities	(86,674)	(83,813)
Cash flows from investing activities:
Property, plant and equipment investments	(2,490)	(5,767)
Proceeds from disposition of assets	18,561	8,994
Net cash provided by investing activities	16,071	3,227
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(446)	—
Repayments on the revolving credit facilities	(345,674)	(348,877)
Borrowings from the revolving credit facilities	436,374	370,112
Payments of principal on mortgage	(8,370)	(38,724)
Payments on capital lease obligations	(604)	(1,224)
Increase in bank overdrafts	9,528	7,233
(Increase) decrease in restricted cash related to the mortgage	(15,546)	27,724
Debt financing costs	(1,683)	(2,647)
Proceeds from stock offering less expenses paid	—	58,582
Net cash provided by financing activities	73,579	72,179
Increase (decrease) in cash	2,976	(8,407)
Balance, beginning of period	4,898	14,297
Balance, end of period	$7,874	$5,890
Noncash transactions:
Capital leases	$32	$3,147

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2012

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

Restricted Cash

We had restricted cash of $36.2 million and $20.6 million at September 29, 2012 and December 31, 2011, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

The table below provides the balances of each individual component in restricted cash as of September 29, 2012 and December 31, 2011 (in thousands):

	September 29, 2012	December 31, 2011
Cash in escrow:
Mortgage**	$25,557	$10,011
Insurance	7,903	8,786
Other*	2,785	1,779
Total	$36,245	$20,576

* Included in the “Other” restricted cash category is approximately $0.8 million of cash held in escrow related to the sale of the Newark, California location.

** The increase in cash in escrow related to the mortgage is primarily comprised of restricted cash from the sale of the Newark, California location discussed in “Note 7. - Mortgage”.

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances ultimately will be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At September 29, 2012 and December 31, 2011, these reserves totaled $4.8 million and $5.1 million, respectively.

        Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method.  We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location.  We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market.  At September 29, 2012 and December 31, 2011, the market value of our inventory exceeded its cost.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At September 29, 2012 and December 31, 2011, our damaged, excess and obsolete inventory reserves were $1.9 million and $1.5 million, respectively.

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

Consideration Received from Vendors and Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels, price protection and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At September 29, 2012 and December 31, 2011, the vendor rebate receivable totaled $8.8 million and $9.0 million, respectively.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At September 29, 2012 and December 31, 2011, the customer rebate payable totaled $4.4 million and $7.0 million, respectively.

 Income (loss) per Common Share

Certain of our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we include these instruments in the earnings allocation in computing income per share under the two-class method.  The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders.  Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options using the treasury stock method.  Our restricted stock units are settled in cash upon vesting and are considered liability awards.  Therefore, these restricted stock units are not included in the computation of the basic and diluted earnings per share.  All of our restricted stock units were vested as of the first fiscal quarter of 2012.

The following table calculates basic and diluted income per common share for the three months ended September 29, 2012 under the two-class method (in thousands, except per share data):

Period from July 1, 2012 to September 29, 2012
Basic income per share:
Net income	$3,068
Less: Income attributable to participating securities	173
Net income available to common stockholders	$2,895
Basic weighted average shares outstanding	60,099
Basic income per share	$0.05

Diluted income per share:
Net income	$3,068
Less: Income attributable to participating securities	173
Net income available to common stockholders	$2,895
Basic weighted average shares outstanding	60,099
Common stock equivalents	$—
Diluted weighted average shares outstanding	60,099
Diluted income per share	$0.05

Given that the restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss.  Therefore, we have not included 3,597,774 and 2,160,191 of unvested shares of restricted stock that had the right to participate in dividends in our basic and dilutive calculations for the first nine months of fiscal 2012 and for the first nine months of fiscal 2011, respectively.  In addition, we have not included 2,160,191 of unvested shares of restricted stock that had the right to participate in dividends in our basic and dilutive calculations for the third quarter of fiscal 2011.

As we experienced losses in all periods except for the current fiscal quarter, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for these respective periods.  For the first nine months of fiscal 2012, we excluded 4,503,090 unvested share-based awards, which includes excluding the assumed exercise of 905,316 unexpired stock options, from the diluted earnings per share calculation because they were anti-dilutive.  For the third quarter of fiscal 2012, we excluded the effect of the assumed exercise of 905,316 unexpired stock options from the diluted earnings per share calculation because they were anti-dilutive.  For the third quarter of fiscal 2011 and for the first nine months of fiscal 2011, we excluded 3,076,739 unvested share-based awards, which includes excluding the assumed exercise of 905,316 unexpired stock options, from the diluted earnings per share calculation because they were anti-dilutive.

Stock-Based Compensation

We have two stock-based compensation plans covering officers, directors, certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options or granting of restricted stock, out of the total amount of common shares authorized for issuance under either the 2004 Plan or the 2006 Plan.  During the first nine months of fiscal 2012, the Compensation Committee granted 2,067,835 restricted shares of our common stock to certain of our officers and directors.  Restricted shares of 681,484 vested in the first nine months of 2012 due to completion of the vesting term.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations.  For the third quarter of fiscal 2012 and for the first nine months of fiscal 2012, our total stock-based compensation expense was $0.7 million and $2.1 million, respectively.   For the third quarter of fiscal 2011 and for the first nine months of fiscal 2011, our total stock-based compensation expense was $0.4 million and $1.6 million, respectively.  We did not recognize related income tax benefits during these periods.

 Income Taxes

Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income.  We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized.  In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions required significant judgment about the forecasts of future taxable income.  We considered all of the available positive and negative evidence during the third quarter of fiscal 2012 and based on the weight of available evidence we continue to record a full valuation allowance for our net deferred tax asset of $71.2 million.  During the third quarter of fiscal 2012, we recorded a $1.2 million reduction to our net operating loss carryforward deferred tax asset with a corresponding reduction to our valuation allowance.

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

We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities.  We have recorded income tax and related interest liabilities where we believe our position may not be sustained.  Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year-ended December 31, 2011.  There have been nominal changes to our tax positions during the first nine months of fiscal 2012.

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

No impairment indicators appear to be present that would result in material reductions to our December 31, 2011 projected undiscounted cash flows, which exceeded our carrying value in all cases during the performance of our December 31, 2011 impairment analysis.

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

      Self-Insurance

It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation and auto liability is limited to $0.8 million and $2.0 million, respectively. Our self-insured retention for each claim involving comprehensive general liability (including product liability claims) is limited to $0.8 million.  We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At September 29, 2012 and December 31, 2011, the self-insurance reserves totaled $8.0 million and $7.6 million, respectively.

New Accounting Standards

In May 2011, the FASB issued guidance which amends existing GAAP fair value measurement and disclosure guidance to converge GAAP and International Financial Reporting Standards requirements for measuring amounts at fair value as well as disclosures about these measurements.  This guidance is effective during interim and annual periods beginning after December 15, 2011.  This guidance did not have a material impact on our financial statements and disclosures.

In June 2011, the FASB issued guidance which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The update also requires the presentation of a single statement of comprehensive income or consecutive presentation of the statement of income and the statement of comprehensive income, if a company elects to present two separate statements. Finally, reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the financial statements.  The new guidance and subsequent amendment are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have formally adopted this guidance during fiscal 2012 and presented the total of comprehensive income (loss), the components of net income (loss) and the components of other comprehensive income (loss) in a single continuous statement on the face of the Consolidated Statements of Operations and Comprehensive Income (Loss).

There were no other accounting pronouncements adopted during the first nine months of 2012 that had a material impact on our financial statements.

Reclassifications

During fiscal 2012, we classified certain amounts, which had historically been presented as “Property, plant and equipment investments” in the “Cash flows from investing activities” section of the Consolidated Statements of Cash Flows to “Other” changes in the “Cash flows from operating activities” section of the Consolidated Statements of Cash Flows. To conform the historical presentation to the current and future presentation, we reclassified similar items in prior periods from “Net cash (used in) provided by investing activities” to “Net cash used in operating activities” in our Consolidated Statements of Cash Flows.

3.	Restructuring Charges

We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first nine months of fiscal 2012 and the first nine months of fiscal 2011, and “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets at September 29, 2012 and December 31, 2011.

We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first nine months of fiscal 2012 and the first nine months of fiscal 2011, and in “Accrued compensation” on the Consolidated Balance Sheets for the periods ended September 29, 2012 and December 31, 2011.

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

As of September 29, 2012 and December 31, 2011, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.

During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, Georgia related to the unoccupied 4100 building.  This amendment released us from our obligations with respect to this unoccupied space as of January 31, 2012, in exchange for a $5.0 million space remittance fee, which was paid in the first quarter of 2012.  We also paid $0.9 million in the third quarter of fiscal 2012 and are obligated to pay an additional $0.3 million on or before December 31, 2013 related to contractually obligated tenant improvement reimbursement expense.  The provisions relating to the occupied 4300 building remain unchanged.  Under the existing provisions, the current term of the lease ends on January 31, 2019.  The amendment resulted in a reduction of our restructuring reserve of approximately $2.0 million, with the credit recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations during the twelve month period ended December 31, 2011.

    The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the third quarter of fiscal 2012 (in thousands):

Balance at June 30, 2012	$1,115
Assumption changes	48
Payments	(875)
Accretion of liability	9
Balance at September 29, 2012	$297

    The table below summarizes the balance of accrued facility consolidation reserve and changes in the accrual for the first nine months of fiscal 2012 (in thousands):

Balance at December 31, 2011	$6,337
Assumption changes	(30)
Payments	(6,084)
Accretion of liability	74
Balance at September 29, 2012	$297

4.	Assets Held for Sale and Net Gain on Disposition

We have certain facilities that we have designated as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of September 29, 2012 and December 31, 2011, total assets held for sale were $1.6 million and $2.3 million respectively, and were included in “Other current assets” in our Consolidated Balance Sheets.  During the third quarter of fiscal 2012 and the first nine months of fiscal 2012, we sold certain real properties held for sale that resulted in gains of $9.2 million and $9.7 million, respectively.  These gains were recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations.  The gain recorded during the third quarter of fiscal 2012 related to the sale of our Newark, California location, which was designated as held for sale during the second fiscal quarter of 2012.  At the time this location was classified as held for sale, we recorded the net book value of $6.6 million in Other current assets in our Consolidated Balance Sheet.  We plan to relocate in the surrounding area to continue servicing the immediate market.  We continue to actively market the remaining properties that are held for sale.

5.	Employee Benefits

Defined Benefit Pension Plans

Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law. We believe that our portion of each multiemployer pension plan is immaterial to our financial statements and that we represent an immaterial portion of the total contributions and future obligations of these plans. The Company’s required cash contribution to the pension plan in fiscal 2012 is approximately $3.5 million. This contribution is comprised of approximately $1.1 million related to our 2011 minimum required contribution and approximately $2.4 million related to our 2012 minimum required contribution. The Company’s minimum required contribution for plan year 2012 is $3.8 million.  The 2012 minimum required cash contribution is required to be paid in fiscal 2012 and fiscal 2013.  The Company has funded the $1.1 million required contribution for fiscal 2011.  However, in an effort to preserve additional cash for operations, we have requested a waiver from the IRS for our 2012 minimum required contribution.  If we are granted the requested waiver, our contribution for 2012 will be deferred and amortized over the next five years, increasing our future minimum required contributions. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.

Net periodic pension cost for our pension plans included the following (in thousands):

	Third Quarter
	Period from July 1, 2012 to September 29, 2012	Period from July 3, 2011 to October 1, 2011

Service cost	$469	$523
Interest cost on projected benefit obligation	1,221	1,152
Expected return on plan assets	(1,224)	(1,376)
Amortization of unrecognized loss	519	145
Net periodic pension cost	$985	$444

	Nine Months Ended
	Period from January 1, 2012 to September 29, 2012	Period from January 2, 2011 to October 1, 2011

Service cost	$1,407	$1,569
Interest cost on projected benefit obligation	3,663	3,456
Expected return on plan assets	(3,672)	(4,128)
Amortization of unrecognized loss	1,557	435
Net periodic pension cost	$2,955	$1,332

6.	Revolving Credit Facilities

We have a revolving credit facility agreement (the “U.S. revolving credit facility”) with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, dated August 4, 2006, as amended.  The U.S. revolving credit facility agreement has a final maturity of January 7, 2014 and maximum availability of $400 million.  The U.S. revolving credit facility also includes an additional $100 million uncommitted accordion credit facility, which permits us to increase the maximum borrowing capacity up to $500 million.

As of September 29, 2012, we had outstanding borrowings of $181.3 million and excess availability of $110.3 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.0% at September 29, 2012.  As of December 31, 2011, we had outstanding borrowings of $93.4 million and excess availability of $115.7 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.2% at December 31, 2011.  As of September 29, 2012 and December 31, 2011, we had outstanding letters of credit totaling $4.5 million and $2.7 million, respectively, for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations.  The $4.5 million in outstanding letters of credit as of September 29, 2012 does not include an additional $1.0 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of September 29, 2012, our U.S. revolving credit facility contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million (the “Excess Availability Threshold”).  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of September 29, 2012 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures. Our lowest level of fiscal month-end availability in the last three years as of September 29, 2012 was $94.0 million on July 2, 2011.  We do not anticipate our excess availability in fiscal 2012 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.  In the event that excess availability falls below the Excess Availability Threshold and we do not meet the fixed charge coverage ratio, the U.S. revolving credit facility gives the lenders the right to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts.  Our outstanding borrowings are not reduced by these payments unless our excess availability falls below the greater of $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million on any date or in the event of default.  Our amended U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

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

On May 10, 2011, we entered into an amendment to our U.S. revolving credit facility, which became effective on July 29, 2011.  Certain components of the borrowing base calculation and excess liquidity calculation were adjusted as part of this amendment.  The most significant of the changes included in the amendment are described in the discussion of the terms and covenants of the U.S. revolving credit facility.

On August 12, 2011, our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) entered into a revolving credit agreement (the “Canadian revolving credit facility”) with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”).  The maturity date of this agreement is August 12, 2014.  As of September 29, 2012, we had outstanding borrowings of $3.9 million and excess availability of $1.8 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at September 29, 2012.  As of December 31, 2011, we had outstanding borrowings of $1.1 million and excess availability of $2.6 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at December 31, 2011.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of September 29, 2012 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under this facility.

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

Under the terms of our mortgage, we are required to transfer certain funds to be held as collateral. We expect to transfer $11.5 million as collateral during the next twelve month period.

On September 19, 2012, we entered into an amendment to our mortgage agreement, which provides for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  In addition, on the last business day of each calendar quarter, starting with the fourth quarter of 2012, additional funds held as collateral under the mortgage agreement will be used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, will be released to the Company on the last business day of each calendar quarter through the second quarter of 2014.  All funds released pursuant to these provisions may only be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.  In conjunction with the modification of our mortgage agreement we incurred approximately $0.3 million in debt fees that were capitalized and are being amortized over the remaining term of the mortgage.

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

During the first quarter of fiscal 2012, we sold certain parcels of excess land. As a result of the sale of one of these parcels, we increased the amount of restricted cash required to be held in connection with of our mortgage by $0.3 million. In addition, during the third quarter of fiscal 2012, we sold our facility in Newark, California and increased the restricted cash related to our mortgage by $12.8 million.  This restricted cash will be used to pay down the mortgage in the fourth quarter of fiscal 2012.  During fiscal 2011, we sold certain real properties that ceased operations. As a result of the sale of these properties during fiscal 2011, we increased the restricted cash related to our mortgage by $6.5 million which was used to reduce the mortgage principal in January of fiscal 2012.

The mortgage loan required interest-only payments through June 2011, at which time we began making payments on the outstanding principal balance. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2012*	$25,246
2013*	12,489
2014	2,655
2015	2,831
2016	191,661
Thereafter	—

*During the fourth quarter of fiscal 2012, we will use the $12.8 million of restricted cash related to the proceeds from the sale of the Newark, California facility and $11.8 million of restricted cash, based on the most recent amendment to the mortgage, to pay down the mortgage.  During fiscal 2013, we estimate that approximately $10.0 million of restricted cash that will accumulate during the fourth quarter of fiscal 2012 and the first three quarters of fiscal 2013 will be paid in increments at each quarter end.

8.	Derivatives

On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate U.S. revolving credit facility. The interest rate swap was terminated in March of 2011. Due to the termination of the swap in fiscal 2011, the fair value of the swap as of December 31, 2011 was zero. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from January 1, 2011 to October 1, 2011 were approximately $1.8 million of income and were comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.4 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero.

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

 Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage.  To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value measurements in the period are present value factors used in determining fair value and an interest rate.  At September 29, 2012, the discounted carrying value and fair value of our mortgage was $234.9 million and $234.3 million, respectively.

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

Legal  Proceedings

During the first nine months of fiscal 2012, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

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

Collective Bargaining Agreements

As of September 29, 2012, approximately 32% of our total work force is covered by collective bargaining agreements. Collective bargaining agreements representing approximately 11% of our work force have expired or will expire within one year.

12.	Subsequent Events

We are not aware of any additional significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

13.	Unaudited Supplemental Consolidating Financial Statements

The condensed consolidating financial information as of September 29, 2012 and December 31, 2011 and for the third quarters and first nine months of fiscal 2012 and fiscal 2011 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 31, 2011, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated financial statements are fifty-five single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from July 1, 2012 to September 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$496,810	$7,148	$(7,148)	$496,810
Cost of sales	—	436,279	—	—	436,279
Gross profit	—	60,531	7,148	(7,148)	60,531
Operating expenses (other income):
Selling, general and administrative	(8,095)	63,399	—	(7,148)	48,156
Depreciation and amortization	—	1,228	878	—	2,106
Total operating expenses	(8,095)	64,627	878	(7,148)	50,262
Operating (loss) income	8,095	(4,096)	6,270	—	10,269
Non-operating expenses:
Interest expense	—	3,205	4,089	—	7,294
Other income, net	—	(11)	(5)	—	(16)
Income (loss) income before provision for (benefit from) income taxes	8,095	(7,290)	2,186	—	2,991
Provision for (benefit from) income taxes	349	(426)	—	—	(77)
Equity in loss of subsidiaries	(4,678)	—	—	4,678	—
Net income (loss)	$3,068	$(6,864)	$2,186	$4,678	$3,068

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from July 3, 2011 to October 1, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$472,898	$7,429	$(7,429)	$472,898
Cost of sales	—	414,620	—	—	414,620
Gross profit	—	58,278	7,429	(7,429)	58,278
Operating expenses (other income):
Selling, general and administrative	1,025	61,888	(947)	(7,429)	54,537
Depreciation and amortization	—	1,616	943	—	2,559
Total operating expenses	1,025	63,504	(4)	(7,429)	57,096
Operating (loss) income	(1,025)	(5,226)	7,433	—	1,182
Non-operating expenses:
Interest expense	—	2,700	4,263	—	6,963
Other (income) expense, net	(7)	340	—	—	333
(Loss) income before (benefit from) provision for income taxes	(1,018)	(8,266)	3,170	—	(6,114)
(Benefit from) provision for income taxes	(300)	394	—	—	94
Equity in loss of subsidiaries	(5,490)	—	—	5,490	—
Net (loss) income	$(6,208)	$(8,660)	$3,170	$5,490	$(6,208)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 1, 2012 to September 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,467,544	$21,443	$(21,443)	$1,467,544
Cost of sales	—	1,289,593	—	—	1,289,593
Gross profit	—	177,951	21,443	(21,443)	177,951
Operating expenses (other income):
Selling, general and administrative	(6,386)	189,597	(410)	(21,443)	161,358
Depreciation and amortization	—	3,907	2,646	—	6,553
Total operating expenses	(6,386)	193,504	2,236	(21,443)	167,911
Operating income (loss)	6,386	(15,553)	19,207	—	10,040
Non-operating expenses:
Interest expense	—	9,106	12,295	—	21,401
Other income, net	—	(18)	(11)	—	(29)
Income (loss) before provision for (benefit from) income taxes	6,386	(24,641)	6,923	—	(11,332)
Provision for (benefit from) income taxes	451	(126)	—	—	325
Equity in loss of subsidiaries	(17,592)	—	—	17,592	—
Net (loss) income	$(11,657)	$(24,515)	$6,923	$17,592	$(11,657)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 2, 2011 to October 1, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,364,313	$22,286	$(22,286)	$1,364,313
Cost of sales	—	1,202,121	—	—	1,202,121
Gross profit (loss)	—	162,192	22,286	(22,286)	162,192
Operating expenses (other income):
Selling, general and administrative	4,030	186,185	(8,169)	(22,286)	159,760
Depreciation and amortization	—	5,263	2,857	—	8,120
Total operating expenses	4,030	191,448	(5,312)	(22,286)	167,880
Operating (loss) income	(4,030)	(29,256)	27,598	—	(5,688)
Non-operating expenses:
Interest expense	—	9,992	13,762	—	23,754
Changes associated with the ineffective interest rate swap	—	(1,751)	—	—	(1,751)
Other expense (income), net	—	495	(10)	—	485
(Loss) income before provision for (benefit from) income taxes	(4,030)	(37,992)	13,846	—	(28,176)
Provision for (benefit from) income taxes	383	(244)	—	—	139
Equity in loss of subsidiaries	(23,902)	—	—	23,902	—
Net (loss) income	$(28,315)	$(37,748)	$13,846	$23,902	$(28,315)

The consolidating balance sheet for BlueLinx Holdings Inc. as of September 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$28	$7,846	$—	$—	7,874
Receivables	—	191,740	—	—	191,740
Inventories	—	220,252	—	—	220,252
Other current assets	25,883	18,357	898	—	45,138

Intercompany receivable	67,358	21,074	—	(88,432)	—
Total current assets	93,269	459,269	898	(88,432)	465,004
Property and equipment:
Land and land improvements	—	3,185	39,873	—	43,058
Buildings	—	10,214	83,856	—	94,070
Machinery and equipment	—	75,715	—	—	75,715
Construction in progress	—	1,036	—	—	1,036
Property and equipment, at cost	—	90,150	123,729	—	213,879
Accumulated depreciation	—	(73,191)	(29,222)	—	(102,413)
Property and equipment, net	—	16,959	94,507	—	111,466
Investment in subsidiaries	(72,721)	—	—	72,721	—
Non-current deferred income tax assets	—	382	—	—	382
Other non-current assets	—	11,646	6,923	—	18,569
Total assets	$20,548	$488,256	$102,328	$(15,711)	$595,421
Liabilities:
Current liabilities:
Accounts payable	$962	$80,614	$—	$—	$81,576
Bank overdrafts	—	31,892	—	—	31,892
Accrued compensation	82	5,717	—	—	5,799
Current maturities of long-term debt	—	32,920	36,585	—	69,505
Deferred income taxes, net	—	382	—	—	382
Other current liabilities	—	10,605	1,239	—	11,844
Intercompany payable	21,074	67,358	—	(88,432)	—
Total current liabilities	22,118	229,488	37,824	(88,432)	200,998
Non-current liabilities:

Long-term debt	—	152,318	198,297	—	350,615
Other non-current liabilities	—	45,378	—	—	45,378
Total liabilities	22,118	427,184	236,121	(88,432)	596,991
Stockholders’ (Deficit) Equity/Parent’s Investment	(1,570)	61,072	(133,793)	72,721	(1,570)
Total liabilities and equity	$20,548	$488,256	$102,328	$(15,711)	$595,421

The consolidating balance sheet for BlueLinx Holdings Inc. as of December 31, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$27	$4,871	$—	$—	$4,898
Receivables	—	138,872	—	—	138,872
Inventories	—	185,577	—	—	185,577
Other current assets	498	17,882	8,761	—	27,141
Intercompany receivable	67,041	18,482	—	(85,523)	—
Total current assets	67,566	365,684	8,761	(85,523)	356,488
Property and equipment:
Land and land improvements	—	2.938	46,624	—	49,562
Buildings	—	10,463	85,189	—	95,652
Machinery and equipment	—	75,508	—	—	75,508
Construction in progress	—	741	—	—	741
Property and equipment, at cost	—	89,650	131,813	—	221,463
Accumulated depreciation	—	(70,426)	(27,909)	—	(98,335)
Property and equipment, net	—	19,224	103,904	—	123,128
Investment in subsidiaries	(40,549)	—	—	40,549	—
Non-current deferred tax assets, net	—	358	—	—	358
Other non-current assets	—	14,747	9,194	—	23,941
Total assets	$27,017	$400,013	$121,859	$(44,974)	$503,915
Liabilities:
Current liabilities:
Accounts payable	$161	$68,639	$1,428	$—	$70,228
Bank overdrafts	—	22,364	—	—	22,364
Accrued compensation	—	4,496	—	—	4,496
Current maturities of long-term debt	—	—	9,046	—	9,046
Deferred income tax liabilities, net	—	382	—	—	382
Other current liabilities	—	15,205	1,353	—	16,558
Intercompany payable	18,482	67,041	—	(85,523)	—
Total current liabilities	18,643	178,127	11,827	(85,523)	123,074

Non-current liabilities:
Long-term debt	—	94,488	234,207	—	328,695
Other non-current liabilities	—	43,772	—	—	43,772
Total liabilities	18,643	316,387	246,034	(85,523)	495,541
Stockholders’ equity/parent’s investment	8,374	83,626	(124,175)	40,549	8,374
Total liabilities and equity	$27,017	$400,013	$121,859	$(44,974)	$503,915

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 1, 2012 to September 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(11,657)	$(24,515)	$6,923	$17,592	$(11,657)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	—	3,907	2,646	—	6,553
Amortization of debt issuance costs	—	1,855	944	—	2,799
Gain from the sale of properties	—	—	(9,680)	—	(9,680)
Gain from property insurance settlement	—	—	(476)	—	(476)
Vacant property charges, net	—	(30)	—	—	(30)
Payments on modification of lease agreement	—	(5,875)	—	—	(5,875)
Deferred income tax benefit	—	(24)	—	—	(24)
Share-based compensation expense	430	1,667	—	—	2,097
Increase in restricted cash	—	(123)	—	—	(123)
Equity in earnings of subsidiaries	17,592	—	—	(17,592)	—
Changes in assets and liabilities:
Receivables	—	(52,868)	—	—	(52,868)
Inventories	—	(34,675)	—	—	(34,675)
Accounts payable	801	11,975	—	—	12,776
Changes in other working capital	82	2,891	(114)	—	2,859
Intercompany receivable	(317)	(2,592)	—	2,909	—
Intercompany payable	2,592	317	—	(2,909)	—
Other	—	3,463	(1,813)	—	1,650
Net cash provided by (used in) operating activities	9,523	(94,627)	(1,570)	—	(86,674)
Cash flows from investing activities:
Investment in subsidiaries	(9,522)	770	8,752	—	—
Property, plant and equipment investments	—	(2,490)	—	—	(2,490)
Proceeds from disposition of assets	—	144	18,417	—	18,561
Net cash (used in) provided by investing activities	(9,522)	(1,576)	27,169	—	16,071
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	—	(446)	—	—	(446)
Repayments on the revolving credit facilities	—	(345,674)	—	—	(345,674)
Borrowings from the revolving credit facilities	—	436,374	—	—	436,374
Payments of principal on mortgage	—	—	(8,370)	—	(8,370)
Payments on capital lease obligations	—	(604)	—	—	(604)
Increase in bank overdrafts	—	9,528	—	—	9,528
Increase in restricted cash related to the mortgage	—	—	(15,546)	—	(15,546)
Debt financing costs	—	—	(1,683)	—	(1,683)
Net cash provided by (used in) financing activities	—	99,178	(25,599)	—	73,579
Increase in cash	1	2,975	—	—	2,976
Balance, beginning of period	27	4,871	—	—	4,898
Balance, end of period	$28	$7,846	$—	$—	$7,874
Noncash transactions:
Capital leases	$—	$32	$—	$—	$32

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 2, 2011 to October 1, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(28,315)	$(37,748)	$13,846	$23,902	$(28,315)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	5,413	2,707	—	8,120
Amortization of debt issuance costs	—	1,528	501	—	2,029
Gain from the sale of properties	—	—	(6,939)	—	(6,939)
Gain from property insurance settlement	—	—	(1,230)	—	(1,230)
Changes associated with the ineffective interest rate swap	—	(1,751)	—	—	(1,751)
Gain on modification of lease agreement	—	(1,971)	—	—	(1,971)
Deferred income tax benefit	—	(282)	—	—	(282)
Share-based compensation expense	366	1,212	—	—	1,578
Decrease (increase) in restricted cash	—	443	—	—	443
Equity in earnings of subsidiaries	23,902	—	—	(23,902)	—
Changes in assets and liabilities:
Receivables	—	(65,535)	—	—	(65,535)
Inventories	—	(15,527)	—	—	(15,527)
Accounts payable	1,468	25,173	—	—	26,641
Changes in other working capital	53	2,835	(1,523)	—	1,365
Intercompany receivable	(58,951)	(2,822)	—	61,773	—
Intercompany payable	2,803	58,970	—	(61,773)	—
Other	495	(25)	(2,909)	—	(2,439)
Net cash (used in) provided by operating activities	(58,179)	(30,087)	4,453	—	(83,813)
Cash flows from investing activities:
Investment in subsidiaries	—	—	—	—	—
Property, plant and equipment investments	—	(5,767)	—	—	(5,767)
Proceeds from disposition of assets	—	—	8,994	—	8,994
Net cash (used in) provided by investing activities	—	(5,767)	8,994	—	3,227
Cash flows from financing activities:
Net transactions with Parent	—	—	—	—	—
Repayments on the revolving credit facilities	—	(348,877)	—	—	(348,877)
Borrowings from the revolving credit facilities	—	370,112	—	—	370,112
Debt financing costs	—	(200)	(2,447)	—	(2,647)
Payment of principal on mortgage	—	—	(38,724)	—	(38,724)
Payments on capital lease obligations	—	(1,224)	—	—	(1,224)
Increase in bank overdrafts	—	7,233	—	—	7,233
Increase in restricted cash related to the mortgage	—	—	27,724	—	27,724
Proceeds from stock rights offering less expenses paid	58,582	—	—	—	58,582
Net cash provided by (used in) financing activities	58,582	27,044	(13,447)	—	72,179
Increase (decrease) in cash	403	(8,810)	—	—	(8,407)
Balance, beginning of period	384	13,913	—	—	14,297
Balance, end of period	$787	$5,103	$—	$—	$5,890
Noncash transactions
Capital leases	$—	$3,147	$—	$—	$3,147

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. This MD&A section should be read in conjunction with our consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing.

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

Overview

Background

We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of approximately 55 distribution centers which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 41% of our third quarter of fiscal 2012 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 59% of our third quarter of fiscal 2012 gross sales.

Industry Conditions

As noted above, we operate in a changing environment in which new risks can emerge from time to time.  A number of factors cause our results of operations to fluctuate from period to period.  Many of these factors are seasonal or cyclical in nature. Conditions in the United States (“U.S.”) housing market continue to be at historically low levels. Our operating results have declined during the past several years as they are closely tied to U.S. housing starts. Additionally, the mortgage markets have experienced substantial disruption due to an unprecedented number of defaults in the “subprime” market.  This disruption and the related defaults have increased the inventory of homes for sale and also have caused lenders to tighten mortgage qualification criteria, which further reduces demand for new homes. While there has been some recent improvement, we expect the lower than historical average level of new housing activity will continue to negatively impact our operating results. We continue to prudently manage our inventories, receivables and spending in this environment. However, along with many forecasters, we believe that we are in the beginning of a housing recovery and that U.S. housing demand will continue to improve in the long term based on population demographics and a variety of other factors.

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

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the third quarter of fiscal 2012, the third quarter of fiscal 2011, the first nine months of fiscal 2012, the first nine months of fiscal 2011, fiscal 2011 and fiscal 2010.

	Fiscal Q3 2012	Fiscal Q3 2011	Fiscal 2012 YTD	Fiscal 2011 YTD	Fiscal 2011		Fiscal 2010
	(Dollars in millions) (Unaudited)
Sales by Category
Structural Products	$211	$187	$610	$540	$705		$835
Specialty Products	289	291	865	832	1,068		985
Other(1)	(3)	(5)	(7)	(8)	(18)		(16)
Total Sales	$497	$473	$1,468	$1,364	$1,755		$1,804
Sales Variances
Unit Volume $ Change	$(9)	$—	$30	$(71)	$(52)		$36
Price/Other(1)	33	8	74	(2)	3		122
Total $ Change	$24	$8	$104	$(73)	$(49)		$158
Unit Volume % Change	(1.9)%	0.1%	2.2%	(4.8)%	(2.8	) %	2.2%
Price/Other(1)	7.0%	1.7%	5.4%	(0.3)%	0.1%		7.4%
Total % Change	5.1%	1.8%	7.6%	(5.1)%	(2.7	) %	9.6%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, in each case for the third quarter of fiscal 2012, the third quarter of fiscal 2011, the first nine months of fiscal 2012, the first nine months of fiscal 2011, fiscal 2011 and fiscal 2010.

	Fiscal Q3 2012	Fiscal Q3 2011	Fiscal 2012 YTD	Fiscal 2011 YTD	Fiscal 2011	Fiscal 2010
Gross Margin $’s by	(Dollars in millions)
Category	(Unaudited)
Structural Products	$21	$18	$59	$50	$65	$74
Specialty Products	38	39	113	106	137	129
Other (1)	2	1	6	6	8	8
Total Gross Margin $’s	$61	$58	$178	$162	$210	$211
Gross Margin %’s by Category
Structural Products	10.0%	9.6%	9.7%	9.3%	9.2%	8.9%
Specialty Products	13.1%	13.4%	13.1%	12.7%	12.8%	13.1%
Total Gross Margin %’s	12.2%	12.3%	12.1%	11.9%	12.0%	11.7%
Unit Volume Change by Product
Structural Products	(3.3)%	(14.0)%	2.1%	(19.2)%	(15.1)%	(2.5)%
Specialty Products	(1.0)%	11.4%	2.2%	7.7%	7.4%	5.7%
Total Change in Unit Volume %’s	(1.9)%	0.1%	2.2%	(4.8)%	(2.8)%	2.2%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the third quarter of fiscal 2012, the third quarter of fiscal 2011, the first nine months of fiscal 2012, the first nine months of fiscal 2011, fiscal 2011 and fiscal 2010.

	Fiscal Q3 2012	Fiscal Q3 2011	Fiscal 2012 YTD	Fiscal 2011 YTD	Fiscal 2011	Fiscal 2010
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$403	$379	$1,177	$1,075	$1,397	$1,409
Direct	97	99	298	297	376	411
Other(1)	(3)	(5)	(7)	(8)	(18)	(16)
Total	$497	$473	$1,468	$1,364	$1,755	$1,804
Gross Margin by Channel
Warehouse/Reload	$53	$52	$153	$139	$179	$182
Direct	6	5	19	17	23	21
Other(1)	2	1	6	6	8	8
Total	$61	$58	$178	$162	$210	$211
Gross Margin % by Channel
Warehouse/Reload	13.2%	13.7%	13.0%	12.9%	12.8%	12.9%
Direct	6.2%	5.1%	6.4%	5.7%	6.1%	5.1%
Total	12.2%	12.3%	12.1%	11.9%	12.0%	11.7%

(1)	“Other” includes unallocated allowances and discounts.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year.  Fiscal year 2012 and fiscal year 2011 each contain 52 weeks.

Results of Operations

Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011

The following table sets forth our results of operations for the third quarter of fiscal 2012 and third quarter of fiscal 2011.

	Third Quarter of Fiscal 2012	% of Net Sales	Third Quarter of Fiscal 2011	% of Net Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$496,810	100.0%	$472,898	100.0%
Gross profit	60,531	12.2%	58,278	12.3%
Selling, general and administrative	48,156	9.7%	54,537	11.5%
Depreciation and amortization	2,106	0.4%	2,559	0.5%
Operating income	10,269	2.1%	1,182	0.2%
Interest expense	7,294	1.5%	6,963	1.5%
Other (income) expense, net	(16)	0.0%	333	0.1%
Income (loss) before (benefit from) provision for income taxes	2,991	0.6%	(6,114)	(1.3)%
(Benefit from) provision for income taxes	(77)	0.0%	94	0.0%
Net income (loss)	$3,068	0.6%	$(6,208)	(1.3)%

Net sales.  For the third quarter of fiscal 2012, net sales increased by 5.1%, or $23.9 million, to $496.8 million.  Sales during the quarter were positively impacted by an increase in housing starts.  New home construction has a significant impact on our sales.   Structural sales increased by $24.8 million, or 13.3%, compared to the third quarter of fiscal 2011, primarily due to an increase in structural product prices of 16.6%, partially offset by a decrease in unit volumes of 3.3%. The increase in structural sales was partially offset by a decrease in specialty sales of $2.2 million, or 0.8%, from a year ago, primarily as a result of a decrease in specialty unit volume of 1.0% partially offset by an increase in product prices of 0.3%.

Gross profit.  Gross profit for the third quarter of fiscal 2012 was $60.5 million, or 12.2% of sales, compared to $58.3 million, or 12.3% of sales, in the prior year period. The increase in gross profit dollars compared to the third quarter of fiscal 2011 was driven by our efforts to improve gross margin through pricing discipline and commodity price inflation, partially offset by a decrease in unit volumes of 1.9%.  The gross margin percentage decreased by 10 basis points to 12.2% for the three months ended September 29, 2012 from 12.3% for the three months ended October 1, 2011, primarily as a result of a decrease in the specialty gross margin percentage.

Selling, general, and administrative expenses.  Selling, general and administrative expenses were $48.2 million, or 9.7% of net sales, for the third quarter of fiscal 2012, compared to $54.5 million, or 11.5% of net sales, a $6.4 million decrease compared to the third quarter of fiscal 2011.  This decrease in selling, general, and administrative expenses includes a gain on the sale of real estate in the third quarter of fiscal 2012 of $9.2 million.  In comparison, the third quarter of fiscal 2011 includes $2.1 million of net gains consisting of a $2.0 million gain on the modification of the lease for our corporate headquarters in Atlanta, Georgia and a $1.2 million gain from an insurance recovery on the Newtown, Connecticut facility partially offset by a $1.1 million reduction in force charge.  After considering the effects of the items noted above, selling, general and administrative expense decreased as a percentage of sales from 12.0% in the third quarter of fiscal 2011 to 11.5% in the third quarter of fiscal 2012.  The decrease in selling, general and administrative expense as a percentage of net sales between the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011is due to a reduction in fuel, payroll, bad debt expense and other management fees.  These changes were partially offset by an increase in employee incentives and rental expense and a decrease in backhaul income. For more information on the insurance settlement, see “Note 2. – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets” in the Notes to Consolidated Financial Statements.

Depreciation and amortization. Depreciation and amortization expense totaled $2.1 million for the third quarter of fiscal 2012, compared to $2.6 million for the third quarter of fiscal 2011.  The $0.5 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2012 coupled with management of capital expenditures.

Operating income. Operating income for the third quarter of fiscal 2012 was $10.3 million, or 2.1% of sales, compared to operating income of $1.2 million, or 0.2% of sales, in the third quarter of fiscal 2011, reflecting an increase in gross profit dollars of $2.3 million, a decrease in selling, general, and administrative of $6.4 million and a $0.4 million decrease in depreciation expense, as a result of factors described above.

Interest expense. Interest expense totaled $7.3 million for the third quarter of fiscal 2012 compared to $7.0 million for the third quarter of fiscal 2011.  The $0.3 million increase is largely due to a $0.5 million increase in interest expense incurred on our revolving credit facilities, partially offset by a $0.2 million decrease in interest expense incurred on our mortgage.  Interest expense included $0.9 million of debt issue cost amortization for the third quarter of fiscal 2012 and the third quarter of fiscal 2011.  During the third quarter of fiscal 2012, interest expense related to our revolving credit facilities and mortgage was $2.6 million and $3.8 million, respectively.  During the third quarter of fiscal 2011, interest expense related to our revolving credit facilities and mortgage was $2.1 million and $4.0 million, respectively. See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

 (Benefit from) provision for income taxes. The effective tax rate was (2.6)% and (1.5)% for the third quarter of fiscal 2012 and the third quarter of fiscal 2011, respectively.  The unusual effective tax rate in both periods is driven by a full valuation allowance recorded against our third quarter federal and state benefit and tax expense related to gross receipts, Canadian and certain state taxes.

Net income ( loss).   Net income for the third quarter of fiscal 2012 was $3.1 million compared to a net loss of $(6.2) million for the third quarter of fiscal 2011 as a result of the above factors.

On a per-share basis, basic and diluted income (loss) applicable to common stockholders for the third quarter of fiscal 2012 and for the third quarter of fiscal 2011 were each $0.05 and $(0.12), respectively.

First Nine Months of Fiscal 2012 Compared to First Nine Months of Fiscal 2011

The following table sets forth our results of operations for the first nine months of fiscal 2012 and the first nine months of fiscal 2011.

	First Nine Months of Fiscal 2012	% of Net Sales	First Nine Months of Fiscal 2011	% of Net Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,467,544	100.0%	$1,364,313	100.0%
Gross profit	177,951	12.1%	162,192	11.9%
Selling, general and administrative	161,358	11.0%	159,760	11.7%
Depreciation and amortization	6,553	0.4%	8,120	0.6%
Operating income (loss)	10,040	0.7%	(5,688)	(0.4)%
Interest expense	21,401	1.5%	23,754	1.7%
Changes associated with the ineffective interest rate swap	—	0.0%	(1,751)	(0.1)%
Other (income) expense, net	(29)	(0.0)%	485	0.0%
Loss before provision for income taxes	(11,332)	(0.8)%	(28,176)	(2.1)%
Provision for income taxes	325	0.0%	139	0.0%
Net loss	$(11,657)	(0.8)%	$(28,315)	(2.1)%

Net sales.  For the first nine months of fiscal 2012, net sales increased by 7.6%, or $103.2 million, to $1,467.5 million.  Sales during the first nine months were positively impacted by an increase in housing starts.  New home construction has a significant impact on our sales.  Structural sales increased by $70.0 million, or 13.0% from a year ago, primarily due to a 10.9% increase in product prices and a 2.1% increase in unit volume.  Specialty sales increased by $33.1 million or 4.0% compared to the first nine months of fiscal 2011, reflecting a 2.2% increase in unit volume and a 1.8% increase in prices.

Gross profit. Gross profit for the first nine months of fiscal 2012 was $178.0 million, or 12.1% of sales, compared to $162.2 million, or 11.9% of sales, in the prior year period. The increase in gross profit dollars compared to the first nine months of fiscal 2011 was driven by an increase in unit volume of 2.2% and an increase in product prices of 5.4%, due to the Company’s efforts to improve gross margin coupled with commodity price inflation. The gross margin percentage increased by 20 basis points to 12.1% for the nine months ended September 29, 2012 from 11.9% for the nine months ended October 1, 2011, primarily due to the above factors and an increase in sales through our warehouse channel, which has a higher gross margin.

Selling, general, and administrative.  Selling, general and administrative expenses for the first nine months of fiscal 2012 were $161.4 million, or 11.0% of net sales, compared to $159.8 million, or 11.7% of net sales, during the first nine months of fiscal 2011.  This increase in selling, general, and administrative expenses includes a gain on the sale of real estate in the first nine months of fiscal 2012 of $9.7 million and a $0.5 million gain from an insurance recovery.  In comparison, the first nine months of fiscal 2011 includes $8.8 million of net gains consisting of a $6.9 million gain on the sale of real estate, a $2.0 million gain on the modification of the lease for our corporate headquarters in Atlanta, Georgia and a $1.2 million gain from an insurance recovery on the Newtown, Connecticut facility partially offset by a $1.3 million reduction in force charge. After considering the effect of the items noted above, selling, general and administrative expense as a percentage of net sales decreased between the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 from 12.4% to 11.7%.  This decrease was due to a decrease in payroll and payroll related costs as a percent of sales and a decrease in fuel costs.  This decrease reflects our efforts to improve our logistics efficiency.  For more information on the insurance settlement, see “Note 2. – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets” in the Notes to Consolidated Financial Statements.

Depreciation and amortization. Depreciation and amortization expense totaled $6.6 million for the first nine months of fiscal 2012, compared with $8.1 million for the first nine months of fiscal 2011.  The $1.5 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2012 coupled with management of capital expenditures.  In addition, certain depreciating assets were sold or became classified as held for sale during the period.

Operating income (loss). Operating income (loss) for the first nine months of fiscal 2012 was $10.0 million compared to $(5.7) million in the prior year period.  The change in operating income (loss) reflects a $15.8 million increase in gross profit as a result of the above factors, and a decrease in depreciation of $1.5 million.  This change is partially offset by an increase in selling, general, and administrative expenses of $1.6 million.

Interest expense. Interest expense totaled $21.4 million for the first nine months of fiscal 2012 compared to $23.8 million for the first nine months of fiscal 2011.  The $2.4 million decrease largely is due to a decrease of $2.2 million in fees related to the interest rate swap due to the conclusion of the interest rate swap during fiscal 2011 and a decrease in interest expense related to our mortgage of $1.8 million.  These changes were partially offset by an increase in interest related to our revolving credit facilities of $0.8 million and an increase in debt issue cost amortization of $0.8 million. Interest expense included $2.8 million and $2.0 million of debt issue cost amortization for the first nine months of fiscal 2012 and for the first nine months of fiscal 2011, respectively.  During the first nine months of fiscal 2012, interest expense related to our revolving credit facilities and mortgage was $7.2 million and $11.3 million, respectively.  During the first nine months of fiscal 2011, interest expense related to our revolving credit facilities and mortgage was $6.4 million and $13.1 million, respectively.  See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

Changes associated with ineffective interest rate swap. Changes associated with the ineffective interest rate swap totaled $1.8 million of income for the first nine months of fiscal 2011.  As the ineffective interest rate swap terminated in March of 2011, there was no comparable activity in the first nine months of fiscal 2012.

Provision for income taxes. The effective tax rate was (2.9)% and (0.5)% for the first nine months of fiscal 2012 and the first nine months of fiscal 2011, respectively. The unusual effective tax rate in both periods is driven by a full valuation allowance recorded against our year to date federal and state benefit and tax expense recorded related to gross receipts, Canadian and certain state taxes. In addition, during the first quarter of 2011, we allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded related to the ineffective interest rate swap.  Due to the termination of the ineffective interest rate swap in fiscal 2011, there was no income in accumulated other comprehensive loss related to the ineffective interest rate swap and no related allocation of income tax expense from continuing operations to accumulated other comprehensive loss in the current period.

Net loss. Net loss for the first nine months of fiscal 2012 was $(11.7) million compared to a net loss of $(28.3) million for the first nine months of fiscal 2011 as a result of the above factors.

On a per-share basis, basic and diluted loss per share applicable to common stockholders for the first nine months of fiscal 2012 and for the first nine months of fiscal 2011 were $(0.19) and $(0.75), respectively.

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

Liquidity and Capital Resources

We depend on cash flows from operations and funds available under our revolving credit facilities to finance working capital needs and capital expenditures. We had approximately $110.3 million of excess availability under our U.S. revolving credit facility and $1.8 million under our Canadian revolving credit facility, described further below, as of September 29, 2012. We had approximately $115.7 million of excess availability under the U.S. revolving credit facility and $2.6 million under our Canadian revolving credit facility as of December 31, 2011.  As of September 29, 2012, under our amended U.S. revolving credit facility, we are required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million.  If we fail to maintain this minimum excess availability, the amended U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.  In the event that excess availability falls below the Excess Availability Threshold and we do not meet the fixed charge coverage ratio, the U.S. revolving credit facility gives the lenders the right to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  As of September 29, 2012, we had excess availability of $67.1 million above the minimum required under the U.S. revolving credit facility. For additional information regarding our financial covenants under our revolving credit facilities, see the risk factor “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” set forth under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

On July 22, 2011, we concluded an offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock.  The rights offering was fully subscribed and resulted in gross proceeds of approximately $60 million.  The majority of the proceeds from the rights offering were used to pay down the U.S. revolving credit facility.  The amendment to our U.S. revolving credit facility, which was a condition to the rights offering, and is described in more detail below, became effective upon the successful completion of the rights offering.  In addition, as a condition to the rights offering, we entered into an amendment to our mortgage, as described in the Debt and Credit Sources section of this MD&A of Financial Condition and Results of Operations.

Excess availability likely will continue to decrease while our industry and our company continue to recover from this historic housing market downturn. However, we believe that the amounts available from our revolving credit facilities and other sources will be sufficient to fund our routine operations and capital requirements for the next 12 months.  In addition, we continue to take steps to reduce expenses and preserve cash for working capital.  Notwithstanding these activities, if economic conditions, especially those related to the housing market, do not continue to improve, we will need to seek additional sources of capital to support our operations.

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

The following tables indicate our working capital and cash flows for the periods indicated.

	September 29, 2012	December 31, 2011
	(Dollars in thousands)
	(Unaudited)
Working capital	$264,006	$233,414

	First Nine Months of Fiscal 2012	First Nine Months of Fiscal 2011
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(86,674)	$(83,813)
Cash flows provided by investing activities	16,071	3,227
Cash flows provided by financing activities	73,579	72,179

Working Capital

Working capital increased by $30.6 million to $264.0 million at September 29, 2012 from $233.4 million at December 31, 2011.  The increase in working capital primarily is attributable to increases in inventory and receivables.  We increased inventory levels to meet seasonal demand, and the increase in accounts receivable is due to increased sales volume primarily due to seasonality coupled with improvements in the housing market.  This increase was partially offset by increases in accounts payable and overdrafts as we purchased more products to meet existing demand.  Our business is cyclical with the first and fourth quarters representing our slowest quarters.  Our working capital builds in anticipation of the selling season which occurs in the second and third quarters of each fiscal period.  We anticipate that our working capital levels will decrease and the related current portion of our revolver will decrease as we move into the fourth quarter of fiscal year 2012.

Operating Activities

During the first nine months of fiscal 2012, cash flows used in operating activities totaled $86.7 million.  The primary drivers of cash flow used in operations were increases in accounts receivable of $52.9 million due to increased sales volume primarily due to seasonality coupled with improvements in the housing market and the effect of seasonal payment patterns, an increase in inventories of $34.7 million due to an increase in purchases to meet current demand and a net loss, adjusted for non-cash charges, of $10.4 million.  In addition, we made certain payments totaling $5.9 million related to the modification of the lease agreement for our corporate headquarters.  These cash outflows were offset by an increase in accounts payable of $12.8 million due the seasonality of our business and the related purchasing patterns.

During the first nine months of fiscal 2011, cash flows used in operating activities totaled $83.8 million.  The primary drivers of cash flow used in operations were increases in accounts receivable of $65.5 million due to increased sales volume due to seasonality coupled with seasonal payment patterns and an increase in inventories of $15.5 million due to an increase in purchases to meet current demand.  These cash outflows were partially offset by an increase in accounts payable of $26.6 million due the seasonality of our business and the related purchasing patterns.

Investing Activities

During the first nine months of fiscal 2012 and fiscal 2011, cash flows provided by investing activities totaled $16.1 million and $3.2 million, respectively.

During the first nine months of fiscal 2012 and fiscal 2011, our expenditures for property and equipment were $2.5 million and $5.8 million, respectively.  The capital expenditures in 2012 primarily relate to normal replenishment. Our capital expenditures for fiscal 2012 have been and likely will continue to be paid from our revolving credit facility.  In 2011, these expenditures were used primarily to purchase a replacement property for a facility sold during the period, computer equipment and leasehold improvements.

Proceeds from the disposition of property totaled $18.6 million and $9.0 million for the first nine months of fiscal 2012 and fiscal 2011, respectively.  The proceeds from disposition of assets in the first nine months of fiscal 2012 were primarily related to the sale of certain real properties for $18.0 million.  The proceeds from disposition of assets in the first nine months of fiscal 2011 were primarily related to the sale of our Nashville facility for $6.9 million.

Financing Activities

Net cash provided by financing activities was $73.6 million and $72.2 million during the first nine months of fiscal 2012 and the first nine months of fiscal 2011, respectively.  The net cash provided by financing activities in the first nine months of fiscal 2012 primarily reflected a net increase in the balance of our revolving credit facility of $90.7 million and an increase in bank overdrafts of $9.5 million partially offset by increases in our restricted cash related to the mortgage of $15.5 million, principal payments on the mortgage of $8.4 million and cash paid for debt financing costs of $1.7 million. The net cash provided by financing activities in the first nine months of fiscal 2011 primarily reflected an increase in the balance of our revolving credit facilities of $21.2 million, an increase in bank overdrafts of $7.2 million, a decrease in restricted cash related to our mortgage of $27.7 million, and an increase in cash flows attributable to the stock rights offering, net of expenses, which totaled $58.6 million.  These increases were partially offset by payments made on our mortgage totaling $38.7 million and debt financing costs of $2.6 million.

Debt and Credit Sources

We have our U.S. revolving credit facility with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, dated August 4, 2006, as amended.  The U.S. revolving credit facility agreement has a final maturity of January 7, 2014 and maximum availability of $400 million.  The U.S. revolving credit facility also includes an additional $100 million uncommitted accordion credit facility, which permits us to increase the maximum borrowing capacity up to $500 million.

As of September 29, 2012, we had outstanding borrowings of $181.3 million and excess availability of $110.3 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.0% at September 29, 2012.  As of December 31, 2011, we had outstanding borrowings of $93.4 million and excess availability of $115.7 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.2% at December 31, 2011.  As of September 29, 2012 and December 31, 2011, we had outstanding letters of credit totaling $4.5 million and $2.7 million, respectively, for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations.  The $4.5 million in outstanding letters of credit as of September 29, 2012 does not include an additional $1.0 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of September 29, 2012, as amended, our U.S. revolving credit facility contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million (the “Excess Availability Threshold”).  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of September 29, 2012 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest level of fiscal month-end availability in the last three years as of September 29, 2012 was $94.0 million on July 2, 2011.  We do not anticipate our excess availability in fiscal 2012 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.  In the event that excess availability falls below the Excess Availability Threshold and we do not meet the fixed charge coverage ratio, the U.S. revolving credit facility gives the lenders the right to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  In addition, we must maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts.  Our outstanding borrowings are not reduced by these payments unless our excess availability falls below the greater of $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million on any date or in the event of default.  Our amended U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

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

On May 10, 2011, we entered into an amendment to our U.S. revolving credit facility, which became effective on July 29, 2011. pursuant to which certain components of the borrowing base calculation and excess liquidity calculation were adjusted as part of this amendment.  The most significant of the changes included in the amendment are described in the discussion of the terms and covenants of the U.S. revolving credit facility below.

On August 12, 2011, our subsidiary BlueLinx Canada entered into the Canadian revolving credit facility with the Agent previously defined.  The maturity date of this agreement is August 12, 2014.  As of September 29, 2012, we had outstanding borrowings of $3.9 million and excess availability of $1.8 million under the terms of the Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at September 29, 2012.  As of December 31, 2011, we had outstanding borrowings of $1.1 million and excess availability of $2.6 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at December 31, 2011.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of September 29, 2012 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under this facility.

On September 19, 2012, we entered into an amendment to our mortgage agreement, which provides for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  We are required to transfer funds under the terms of the mortgage that are held as collateral.  We expect to transfer $11.5 million to be held as collateral under the mortgage during the next twelve month period.  As part of the September 2012 amendment to the mortgage, on the last business day of each calendar quarter, starting with the fourth quarter of 2012, additional funds held as collateral under the mortgage agreement will be used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, will be released to the Company on the last business day of each calendar quarter through the second quarter of 2014.  All funds released pursuant to these provisions may only be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.  In conjunction with the modification of our mortgage agreement we incurred approximately $0.3 million in debt fees that were capitalized and are being amortized over the remaining term of the mortgage.

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

Due to the termination of the swap in fiscal 2011, the fair value of the swap as of December 31, 2011 was zero.  Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from January 1, 2011 to October 1, 2011 were approximately $1.8 million of income and were comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.4 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero.

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

In June 2011, the FASB issued guidance which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The update also requires the presentation of a single statement of comprehensive income or consecutive presentation of the statement of income and the statement of comprehensive income, if a company elects to present two separate statements. Finally, reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the financial statements.  The new guidance and subsequent amendment are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have formally adopted this guidance during fiscal 2012 and presented the total of comprehensive income (loss), the components of net income (loss) and the components of other comprehensive income (loss) in a single continuous statement on the face of the Consolidated Statements of Operations and Comprehensive Income (Loss).

There were no other accounting pronouncements adopted during the first nine months of 2012 that had a material impact on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the first nine months of fiscal 2012, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ITEM 1A. RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

ITEM 5. OTHER EVENTS

Resignation of Director and Resulting Non-compliance with NYSE Listing Standards

On October 30, 2012, Charles H. McElrea submitted his resignation as a member of the Board of Directors of the Company, effective at the close of business on October 30, 2012.

Section 303A.07 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”) requires companies listed on the NYSE to have an audit committee comprised of at least three members, all of whom meet applicable independence standards.  As a result of Mr. McElrea’s resignation, our Audit Committee of the Board of Directors currently is comprised of only two independent directors.  As a result, on November 1, 2012, we notified the NYSE that the Company was no longer in compliance with Section 303A.07 of the NYSE Listed Company Manual.  In connection with such notification, we have committed to appointing a new independent director to the Board and the Audit Committee prior to our 2013 Annual Meeting of Stockholders, which we currently expect to hold in May of 2013, but in no event later than June 1, 2013, in order to regain compliance with Section 303A.07.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).*

*
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

BlueLinx Holdings Inc.
(Registrant)

Date: November 1, 2012	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.