Form 10-K
period 2012-12-29
BlueLinx Holdings Inc.
filed 2013-02-20
CIK 1301787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012 was $46,947,438, based on the closing price on the New York Stock Exchange of $2.35 per share on June 29, 2012.

As of February 20, 2013, the registrant had 63,766,266 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUELINX HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 29, 2012

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

Forward-looking statements are based on estimates and assumptions made by us that, although believed by us to be reasonable, involve inherent risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements.  We operate in a changing environment in which new risks can emerge from time to time.  It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements.  Factors you should consider that could cause these differences include, among other things:

●	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

●	the acceptance by our customers of our privately branded products;

●	inventory levels of new and existing homes for sale;

●	general economic and business conditions in the United States;

●	the financial condition and credit worthiness of our customers;

●	the activities of competitors;

●	changes in significant operating expenses;

●	fuel costs;

●	risk of losses associated with accidents;

●	exposure to product liability claims;

●	changes in the availability of capital and interest rates;

●	immigration patterns and job and household formation;

●	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

●	adverse weather patterns or conditions;

●	acts of war or terrorist activities, including cyber intrusion;

●	variations in the performance of the financial markets, including the credit markets;

●	failure to complete the rights offering on the terms described in the Form S-1 filed with the SEC on January 10, 2013; and

●	the risk factors discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K.

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

PART I

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us” and “our” refer to BlueLinx Holdings Inc. and its subsidiaries. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating company” when necessary. Reference to “fiscal 2012” refers to the 52-week period ended December 29, 2012.  Reference to “fiscal 2011” refers to the 52-week period ended December 31, 2011.  Reference to “fiscal 2010” refers to the 52-week period ended January 1, 2011.

ITEM 1.  BUSINESS.

Company Overview

BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation, is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of December 29, 2012, we distributed approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of approximately 55 distribution centers.

We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 42%, 39% and 46% of our fiscal 2012, fiscal 2011 and fiscal 2010 gross sales, respectively, include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Specialty products, which represented approximately 58%, 61% and 54% of our fiscal 2012, fiscal 2011 and fiscal 2010 gross sales, respectively, include roofing, insulation, specialty panels, moulding, engineered wood products, vinyl products (used primarily in siding), outdoor living and metal products (excluding rebar and remesh).

Our customers include building materials dealers, industrial users of building products, manufactured housing builders and home improvement centers. We purchase products from over 750 vendors and serve as a national distributor for a number of our suppliers. We distribute products through our owned and leased fleet of over 500 trucks and over 900 trailers, as well as by common carrier.

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

Products and Services

As of December 29, 2012, we distributed approximately 10,000 different structural and specialty products to approximately 11,500 customers nationwide. Our structural products are primarily used for structural support, walls, flooring and roofing in construction projects. Additional end uses of our structural products include outdoor decks, sheathing, crates and boxes. Our specialty products include engineered lumber, roofing, insulation, metal products (excluding rebar and remesh), vinyl products (used primarily in siding), moulding, outdoor living and particle board. In some cases, these products are branded by us.

We also provide a wide range of value-added services and solutions to our customers and vendors including:

●	providing “less-than-truckload” delivery services;

●	pre-negotiated program pricing plans;

●	inventory stocking;

●	automated order processing through an electronic data interchange, or EDI, that provides a direct link between us and our customers;

●	inter-modal distribution services, including railcar unloading and cargo reloading onto customers’ trucks; and

●	back-haul services, when otherwise empty trucks are returning from customer deliveries.

Distribution Channels

We sell products through three main distribution channels:

Warehouse Sales

Warehouse sales are delivered from our warehouses to dealers, home improvement centers and industrial users. We deliver products primarily using our fleet of over 500 trucks and over 900 trailers, but also occasionally use common carriers for peak load flexibility. We operate in all of the major metropolitan areas in the United States through our network of approximately 55 distribution centers. Our warehouses have approximately ten million square feet of space under roof plus significant outdoor storage space. Warehouse sales accounted for approximately 71% of our fiscal 2012 and 66% of our fiscal 2011 gross sales.

Reload Sales

Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product in order to expand our geographic reach. This channel is employed primarily to service strategic customers that would be uneconomical to service from our warehouses and to distribute large volumes of imported products such as metal or hardwood plywood from port facilities. Reload sales accounted for approximately 9% and 13% of our gross sales in fiscal 2012 and fiscal 2011, respectively.

Direct Sales

Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 20% and 21% of our fiscal 2012 and fiscal 2011 gross sales, respectively.

Customers

As of December 29, 2012, our customer base included approximately 11,500 customers across multiple market segments and various end-use markets, including the following types of customers:

●	building materials dealers;

●	industrial users of building products;

●	manufactured housing builders; and

●	home improvement centers.

Sales and Marketing

Our sales efforts are directed primarily through our sales force of 401 sales representatives, of which 215 are primarily located at our two sales centers in Denver and Atlanta and inside various branch locations. Within these sales centers, our sales representatives interact with our customers over the telephone. The remaining 186 sales representatives are located throughout the country and are responsible for maintaining a local dialogue with our customers, including making frequent, in-person visits.

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

Suppliers

As of December 29, 2012, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts, freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, and consigned inventory.

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

Our two largest competitors are Weyerhaeuser Company and Boise Cascade Company. Most major markets are served by at least one of these distributors.

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

Trademarks

As of December 29, 2012, we had 37 U.S. trademark applications and registrations, one issued U.S. patent and one Canadian trademark registration. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic. Registrations of trademarks generally can be renewed indefinitely as long as the trademarks are in use. We do not believe our business is dependent on any one of our trademarks or on our patent.

Employees

As of December 29, 2012 we employed approximately 1,868 persons on a full-time basis. Approximately 30% of our employees were represented by various labor unions.  As of December 29, 2012, we had 42 collective bargaining agreements, of which 10, covering approximately 132 total employees, are up for renewal in fiscal 2013.  We consider our relationship with our employees generally to be good.

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

The building products distribution industry is subject to cyclical market pressures. Prices of building products are determined by overall supply and demand in the market for building products. Market prices of building products historically have been volatile and cyclical, and we have limited ability to control the timing and amount of pricing changes for building products. Demand for building products is driven mainly by factors outside of our control, such as general economic and political conditions, interest rates, availability of mortgage financing, the construction, repair and remodeling and industrial markets, weather and population growth. The supply of building products fluctuates based on available manufacturing capacity, and excess capacity in the industry can result in significant declines in market prices for those products. To the extent that prices and volumes experience a sustained or sharp decline, our net sales and margins likely would decline as well. Because we have substantial fixed costs, a decrease in sales and margin generally may have a significant adverse impact on our financial condition, operating results and cash flows. Our results in some periods have been affected by market volatility, including a reduction in gross profits due to a decline in the resale value of our structural products inventory. All of these factors make it difficult to forecast our operating results.

Our industry is dependent on the homebuilding industry which has suffered from a prolonged significant downturn, and any slowdown in the current recovery or any future downturns would materially affect our business, liquidity and operating results.

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include general economic conditions, employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence. The overall housing market and the economy are improving; however, the U.S. residential construction market has suffered from a multi-year downturn that was one of the most severe housing downturns in United States history. While the government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and providing relief to homeowners facing foreclosure are beginning to show positive results and there have been signs of improvement in the U.S. economy generally, and in the residential housing market in particular, it is unclear if and to what extent the residential construction market will continue to improve during fiscal 2013.

Our results of operations were adversely affected by the severe downturn in new housing activity in the United States, and, while currently improving, any slowdown in the current recovery or any future downturns in the markets that we serve or in the economy generally will have a material adverse effect on our operating results, liquidity and financial condition. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to future downturns in the economy in general, and in the residential housing market in particular, will be successful.

A significant portion of our sales are on credit to our customers. Material changes in their credit worthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. Continued market disruptions could cause additional economic downturns, which may lead to lower demand for our products and increased incidence of customers’ inability to pay their accounts. Bankruptcies by our customers may cause us to incur bad debt expense at levels higher than historically experienced. In fiscal 2012, approximately 0.1% in bad debt expense to total net sales was incurred related to credit sales. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial position becomes impaired, it could have a significant impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity. In addition, certain of our suppliers potentially may be impacted as well, causing disruption or delay of product availability. These events would adversely impact our results of operations, cash flows and financial position.

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness or to maintain our required level of excess liquidity.

We have a substantial amount of debt. As of December 29, 2012, we had outstanding borrowings of $169.5 million and excess availability of $86.0 million under the terms of our U.S. revolving credit facility, outstanding borrowings of $1.9 million and excess availability of $2.0 million under our Canadian revolving credit facility and outstanding letters of credit totaling $4.5 million. As of December 29, 2012, the principal amount outstanding on our mortgage loan was $206.0 million.

Our substantial debt could have important consequences to you. For example, it could:

●	make it difficult for us to satisfy our debt obligations;

●	make us more vulnerable to general adverse economic and industry conditions;

●
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements as our excess liquidity likely will decrease while our industry and our Company begins its recovery from the historic housing market downturn;

●	expose us to interest rate fluctuations because the interest rate on the debt under our U.S. revolving credit facility is variable;

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

●	place us at a competitive disadvantage compared to competitors that may have proportionately less debt, and therefore may be in a better position to get favorable credit terms.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

●	economic and demand factors affecting the building products distribution industry;

●	pricing pressures;

●	increased operating costs;

●	competitive conditions; and

●	other operating difficulties.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. Obtaining additional capital or restructuring our debt could be accomplished in part through new or additional borrowings or placements of debt or equity securities. There is no assurance that we could obtain additional capital or restructure our debt on terms acceptable to us or at all. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on the disposition of such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations under the revolving credit facilities are secured by a first priority security interest in all of our operating subsidiary’s and BlueLinx Building Products Canada Ltd.’s (“BlueLinx Canada’s”)  (for the Canadian revolving credit facility) inventories, receivables and proceeds from those items. In addition, our mortgage loan is secured by the majority of our real property. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all. We may incur substantial additional indebtedness in the future, including under the revolving credit facilities. Our incurring additional indebtedness would intensify the risks described above.

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

Our revolving credit facilities and mortgage loan contain various restrictive covenants and restrictions, including financial covenants customary for asset-based loans that limit our management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

●	incur additional debt;

●	grant liens on assets;

●	make investments, including capital expenditures;

●	sell or acquire assets outside the ordinary course of business;

●	engage in transactions with affiliates; and

●	make fundamental business changes.

Under our U.S. revolving credit facility, we are required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million (the “Excess Availability Threshold”). If we fail to maintain this minimum excess availability, the U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results triggering the lender’s right to make the debt callable, and (ii) limit our capital expenditures. If we fail to comply with the restrictions in the U.S. revolving credit facility, the Canadian revolving credit facility, the mortgage loan documents or any other current or future financing agreements, a default may allow the creditors under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds.

We are dependent upon several large suppliers for a significant percentage of our products.

Although we have made progress in diversifying our supplier base, we are still dependent on several large suppliers for a significant percentage of our products. Purchases in fiscal 2012 from the five largest suppliers were approximately 25% in the aggregate, none of these suppliers individually constitute more than 10% of our product purchases.

The market for our private label products may not develop as anticipated and we may have problems in the supply chain for these products.

We have been increasing the number of private label products that we offer to our customers. Private label products are those that are manufactured for us by third parties, but are then branded by us. The market for these products may be slow to develop or may not develop at all if customers prefer to purchase the more commonly recognized “name brand” versions of the same products. These products are manufactured on our behalf by third party suppliers, and we do not directly control the manufacturing process. As a result, while such products must generally meet certain quality standards set by us, it is possible that our results may be negatively impacted if there are defects in the manufacturing process that are not identified prior to our branding of the products and the sale to our customers. Further, problems in the supply chain for these products may adversely impact our ability to maintain sufficient inventory levels for the privately branded products.

Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could put pressure on our gross margins or have a material adverse effect on our financial condition, operating results, and cash flows.

We source many products internationally and are exposed to risks associated with doing business globally.

We import a variety of products from countries located in Asia, South America and the Middle East.  The business, regulatory and political environments in these countries differ from those in the U.S. Our global sourcing strategy is subject to risks and uncertainties, including changes in foreign country regulatory requirements; differing business practices associated with foreign operations; imposition of foreign tariffs and other trade barriers; political, legal and economic instability; foreign currency exchange rate fluctuations; foreign country tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations in tax laws; inflation; differing labor laws and changes in those laws; government price controls; and work stoppages and disruptions in the shipping of imported and exported products.

Our transportation operations are subject to significant governmental regulation.

Our transportation operations are subject to the regulatory jurisdiction of the U.S. Department of Transportation (“DOT”).  The DOT has broad administrative powers with respect to our transportation operations. If we fail to adequately comply with DOT regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased audit and compliance costs. If any of these events were to occur, our results of operations, business, cash flow, and financial condition would be adversely affected.

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

The building products distribution industry is highly fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing and availability of product, service and delivery capabilities, ability to assist with problem-solving, customer relationships, geographic coverage and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors for their products and affects the favorability of the terms on which we are able to obtain our products from our suppliers and sell our products to our customers.

Some of our competitors are part of larger companies and therefore have access to greater financial and other resources than those to which we have access. In addition, certain product manufacturers sell and distribute their products directly to customers. Additional manufacturers of products distributed by us may elect to sell and distribute directly to end-users in the future or enter into exclusive supply arrangements with other distributors. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our net sales and net income will be reduced.

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

We may elect to selectively pursue acquisitions. Any integration process may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management’s attention from, the business as a result of a number of obstacles, including but not limited to:

●	the loss of key customers of the acquired company;

●	the incurrence of unexpected expenses and working capital requirements;

●	a failure of our due diligence process to identify significant issues or contingencies;

●	difficulties assimilating the operations and personnel of the acquired company;

●	difficulties effectively integrating the acquired technologies with our current technologies;

●	our inability to retain key personnel of acquired entities;

●	failure to maintain the quality of customer service;

●	our inability to achieve the financial and strategic goals for the acquired and combined businesses; and

●	difficulty in maintaining internal controls, procedures and policies.

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

As of December 29, 2012, approximately 30% of our employees were represented by various labor unions. As of December 29, 2012, we had 42 collective bargaining agreements, of which 10, covering approximately 132 total employees, are up for renewal in fiscal 2013. Although we have generally had good relations with our unionized employees and expect to renew collective bargaining agreements as they expire, no assurances can be provided that we will be able to reach a timely agreement as to the renewal of the agreements, and their expiration or continued work under an expired agreement, as applicable, could result in a work stoppage. In addition, we may become subject to material cost increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our selling, general and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general and administrative expenses. All of these factors could negatively impact our operating results and cash flows.

Increases in the cost of employee benefits, such as pension and other postretirement benefits, could impact our financial results and cash flow.

Unfavorable changes in the cost of our pension retirement benefits and current employees’ medical benefits could materially impact our financial results and cash flow. We sponsor several defined benefit pension plans covering substantially all of our hourly employees. Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates. In addition, the amount and timing of our pension funding obligations can be influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974 (ERISA), the Pension Protection Act, Congressional Acts, or other governing bodies. During fiscal 2010 and 2011, we met our required contribution to our defined benefit pension plans. As of December 29, 2012, the net unfunded status of our benefit plan was $46.6 million. The Company’s required cash contribution to the pension plan in 2012 was approximately $3.3 million.  The 2012 required contribution was comprised of approximately $1.2 million related to our 2011 minimum required contribution and approximately $2.1 million related to our 2012 minimum required contribution.  The Company’s minimum required contribution for plan year 2012 was $3.2 million.  The Company has funded the $1.2 million related to its 2011 minimum required contribution with cash in 2012.  However, in an effort to preserve additional cash for operations, we applied for a waiver from the Internal Revenue Service (“IRS”) for our 2012 minimum required contribution.  The waiver is still being reviewed by the IRS.  No assurances can be provided, however, that any such waiver request will be granted.  We have not made the $2.1 million of required 2012 contributions related to the 2012 minimum required contribution.  If we are granted the requested waiver, our contributions for 2012 will be amortized over the following five years, increasing our future minimum required contributions. We are currently required to make three quarterly cash contributions during fiscal 2013 of $0.8 million per quarter related to our 2013 minimum required contribution. We are pursuing contributing personal property to the pension plan during fiscal 2013.  We will designate the contribution such that it will offset our future minimum required contribution.

We participate in various multi-employer pension plans in the United States. The majority of these plans are underfunded. If, in the future, we choose to withdraw from these plans, we likely would need to record a withdrawal liability, which may be material to our financial results.

The payment of dividends has been suspended, and resumption is dependent on business conditions, among other factors. Further, the instruments governing our indebtedness contain various covenants that may limit our ability to pay dividends.

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

We use our own fleet of over 500 tractors and over 900 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, will increase our selling, general and administrative expenses and reduce our operating results.

Environmental laws impose risks and costs on us.

Our operations are subject to federal, state, provincial and local laws, rules and regulations governing the protection of the environment, including, but not limited to, those regulating discharges into the air and water, the use, handling and disposal of hazardous or toxic substances, the management of wastes, the cleanup of contamination and the control of noise and odors. We have made, and will continue to make, expenditures to comply with these requirements. While we believe, based upon current information, that we are in substantial compliance with all applicable environmental laws, rules and regulations, we could be subject to potentially significant fines or penalties for any failure to comply. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at that real property, may be held liable for the cost to investigate or clean up such real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former warehouse facilities, or at a landfill or other location where we have disposed of, or arranged for the disposal of, wastes. Georgia-Pacific has agreed to indemnify us against any claim arising from environmental conditions that existed prior to May 7, 2004 in connection with the properties we acquired when we purchased the assets of the Division. We also carry environmental insurance. However, any remediation costs either not related to conditions existing prior to May 7, 2004 or on properties acquired after May 7, 2004 may not be covered by indemnification. In addition, certain remediation costs may not be covered by insurance. We could also be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations. Increasingly stringent environmental requirements, more aggressive enforcement actions, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

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

Cerberus beneficially owned approximately 52% of our common stock as of December 29, 2012. As a result, Cerberus is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial.

Cerberus is controlled by Cerberus Capital Management. Three of our seven directors are employees of or current advisors to Cerberus Capital Management. Cerberus also has sufficient voting power to amend our organizational documents. The interests of Cerberus may not coincide with the interests of other holders of our common stock. Additionally, Cerberus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, because we are a controlled company within the meaning of the New York Stock Exchange rules, we are exempt from the NYSE requirements that our board be composed of a majority of independent directors, that our compensation committee be composed entirely of independent directors, and that we maintain a nominating/corporate governance committee composed entirely of independent directors.

Even if Cerberus no longer controls us in the future, certain provisions of our charter documents and agreements and Delaware law could discourage, delay or prevent a merger or acquisition at a premium price.

Our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that:

●
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

●	limit the stockholders’ ability to call special meetings.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We own 52 warehouse facilities and lease 3 additional warehouse facilities. The total square footage under roof at our owned and leased warehouses is approximately 10 million square feet. Our Denver sales center and 51 of our owned warehouse facilities secure our mortgage loan.

Our corporate headquarters located at 4300 Wildwood Parkway, Atlanta, Georgia 30339 is approximately 150,000 square feet. During the fourth quarter of fiscal 2007, as part of a restructuring effort, we vacated approximately 100,000 square feet of our corporate headquarters space in the building located at 4100 Wildwood Parkway, Atlanta, Georgia 30339 (the “unoccupied 4100 building”). During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, Georgia related to the unoccupied 4100 building.  This amendment released us from our obligations with respect to this unoccupied space as of January 31, 2012, in exchange for a $5.0 million space remittance fee, which was paid in the first quarter of 2012.  We also paid $0.9 million in the third quarter of fiscal 2012 and are obligated to pay an additional $0.3 million on or before December 31, 2013 related to contractually obligated tenant improvement reimbursement expense.  The provisions relating to the occupied 4300 building remain unchanged.  Under the existing provisions, the current term of the lease ends on January 31, 2019.  The amendment resulted in a reduction of our restructuring reserve of approximately $2.0 million, with the credit recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations included in “Item 8. Financial Statements and Supplementary Data” during fiscal 2011.

The following table summarizes our real estate facilities including their inside square footage:

Facility Type	Number	Owned Facilities (sq. ft.)	Leased Facilities (sq. ft.)
Office Space(1)	3	68,721	151,885
Warehouses	55	9,533,243	268,403
TOTAL	58	9,601,964	420,288

(1)	Includes corporate headquarters in Atlanta, the Denver Sales Center and a call center in Vancouver.

We also store materials, such as lumber and rebar, outdoors at all of our warehouse locations, which increases their distribution and storage capacity. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear. We believe that our facilities have sufficient capacity to meet current and projected distribution needs.

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

Our equity securities consist of one class of common stock, that is traded on the New York Stock Exchange under the symbol “BXC”. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as quoted on the New York Stock Exchange:

	High	Low
Fiscal Year Ended December 29, 2012
First Quarter	$2.87	$1.45
Second Quarter	$2.89	$1.96
Third Quarter	$2.72	$1.97
Fourth Quarter	$2.85	$1.83
Fiscal Year Ended December 31, 2011
First Quarter	$3.90	$3.41
Second Quarter	$4.35	$2.23
Third Quarter	$2.40	$1.39
Fourth Quarter	$1.90	$1.25

As of February 18, 2013, there were 44 registered stockholders, and, as of that date we estimate there were approximately 2,200 beneficial owners holding our common stock in nominee or “street” name.

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

Performance Graph

The chart below compares the quarterly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and a peer group index for the period commencing December 27, 2007 and ending December 29, 2012, assuming an investment of $100 and the reinvestment of any dividends.

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

Comparison of Cumulative Total Return

Cumulative Total Return
Years Ending

	Base Period
Company Name/Index	12/29/07	01/03/09	01/02/10	01/01/11	12/31/11	12/29/12
BlueLinx Holdings Inc.	$100	$63.87	$70.48	$93.13	$48.11	$90.12
Russell 2000 Index	$100	$67.06	$84.20	$106.82	$102.36	$116.67
Peer Group	$100	$85.10	$114.88	$139.03	$135.38	$190.70

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial data of our Company. The selected financial data for the fiscal years ended December 29, 2012, December 31, 2011, January 1, 2011, January 2, 2010 and January 3, 2009 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K or from prior financial statements. The following information should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010	Year Ended January 3, 2009
	(In thousands, except per share data)
Statements of Operations Data:
Net sales	$1,907,842	$1,755,431	$1,804,418	$1,646,108	$2,779,699
Cost of sales	1,677,772	1,545,282	1,593,745	1,452,947	2,464,766
Gross profit	230,070	210,149	210,673	193,161	314,933
Operating expenses:
Selling, general and administrative	215,996	207,857	221,185	210,214	303,403
Net gain from terminating the Georgia-Pacific supply agreement	—	—	—	(17,772)	—
Depreciation and amortization	8,565	10,562	13,365	16,984	20,519
Total operating expenses	224,561	218,419	234,550	209,426	323,922
Operating income (loss)	5,509	(8,270)	(23,877)	(16,265)	(8,989)
Non-operating expenses (income):
Interest expense	28,157	30,510	33,788	32,456	38,547
Changes associated with the ineffective interest rate swap	—	(1,676)	(4,603)	6,252	—
Write-off of debt issue costs	—	—	183	1,407	—
Other (income) expense, net	(7)	501	587	519	601
Loss before provision for (benefit from) income taxes	(22,641)	(37,605)	(53,832)	(56,899)	(48,137)
Provision for (benefit from) income taxes	386	962	(589)	4,564	(16,434)
Net loss	$(23,027)	$(38,567)	$(53,243)	$(61,463)	$(31,703)
Basic weighted average number of common shares outstanding	60,080	43,187	30,688	31,017	31,083
Basic net loss per share applicable to common stock	$(0.38)	$(0.89)	$(1.73)	$(1.98)	$(1.02)
Diluted weighted average number of common shares outstanding	60,080	43,187	30,688	31,017	31,083
Diluted net loss per share applicable to common stock	$(0.38)	$(0.89)	$(1.73)	$(1.98)	$(1.02)
Dividends declared per share of common stock	$—	$—	$—	$—	$—

	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010	Year Ended January 3, 2009
	(In thousands, except per share data)
Other Financial Data:
Capital expenditures	$2,826	$6,533	$4,140	$1,815	$4,919
EBITDA(1)	14,081	1,791	(11,099)	200	10,929
Net cash (used in) provided by operating activities	(74,250)	(50,332)	(29,861)	(19,853)	190,390
Net cash provided by (used in) investing activities	16,369	11,822	(3,429)	12,636	985
Net cash provided by (used in) financing activities	58,171	29,111	18,130	$(113,679)	$(56,781)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$5,188	$4,898	$14,297	$29,457	$150,353
Working capital	272,403	233,414	236,168	247,722	320,527
Total assets	544,736	503,915	525,019	546,846	729,178
Total debt(2)	383,783	341,017	384,256	341,669	444,870
Stockholders’ (deficit) equity	(20,592)	8,374	991	$50,820	$102,852

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

(2)	Total debt represents long-term debt related to our mortgage and revolving credit facilities, including current maturities and capital lease obligations.

A reconciliation of net cash (used in) provided by operating activities, the most directly comparable GAAP measure, to EBITDA for each of the respective periods indicated is as follows (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010	Year Ended January 3, 2009
Net cash (used in) provided by operating activities	$(74,250)	$(50,332)	$(29,861)	$(19,853)	$190,390
Amortization of debt issue costs	(3,746)	(2,940)	(1,963)	(2,459)	(2,479)
Net gain from terminating the Georgia-Pacific supply agreement	—	—	—	17,772	—
Payments from terminating the Georgia-Pacific supply agreement	—	—	(4,706)	(14,118)	—
Vacant property charges, net	30	291	(53)	(1,222)	(4,441)
Payments on modification of lease agreement	5,875	—	—	—	—
Deferred income tax benefit (provision)	20	25	600	(24,220)	2,935
Prepayment fees associated with sale of property	—	—	—	(616)	(1,868)
Gain on sale of properties	9,885	10,604	—	10,397	1,936
Gain from insurance settlement	476	1,230	—	—	—
Gain from modification of lease agreement	—	1,971	—	—	—
Share-based compensation	(2,797)	(1,974)	(3,978)	(2,922)	(2,614)
Excess tax benefits from share-based arrangements	—	—	—	—	81
Changes in assets and liabilities	50,045	11,444	(4,337)	421	(195,124)
Interest expense	28,157	30,510	33,788	32,456	38,547
Provision for (benefit from) income taxes	386	962	(589)	4,564	(16,434)
EBITDA	$14,081	$1,791	$(11,099)	$200	$10,929

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Company Background

BlueLinx is a leading distributor of building products in the United States. As of December 29, 2012, we distributed approximately 10,000 products from over 750 suppliers to service approximately 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of approximately 55 distribution centers. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, OSB, rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 42% and 39% of our fiscal 2012 and fiscal 2011 gross sales, respectively. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living and metal products (excluding rebar and remesh). Specialty products accounted for approximately 58% and 61% of our fiscal 2012 and fiscal 2011 gross sales, respectively.

Industry Conditions

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

As the housing market and general economic conditions continue to improve, the Company believes that additional capital would allow the Company to participate more fully in these improving conditions, and therefore the Company currently is seeking additional capital.  The Company’s sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets, which are showing signs of significant improvement. Moreover, the government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and providing relief to homeowners facing foreclosure are beginning to show positive results. The overall housing market and economy are also improving, which is expected to lead to a considerable increase in residential construction and, to a lesser extent, in home improvement activity.  If the Company and its industry continue to recover from the historic housing market downturn, the Company expects its sales to improve and therefore its need for inventory and its accounts receivable to increase.  This increase in working capital is expected to use some of the Company’s current excess availability under its revolving credit facilities.

Stock Rights Offerings

On January 10, 2013, we filed a registration statement on Form S-1 with the SEC for a planned rights offering of our common stock to our stockholders, which seeks to raise gross proceeds of $40 million. In addition to being able to purchase their pro rata portion of the shares offered based on their ownership as of the record date for the rights offering, stockholders may oversubscribe for additional shares of common stock.  The estimated net proceeds from the rights offering of approximately $39 million will be used to pay down the U.S. revolving credit facility.   Cerberus ABP Investor LLC (“Cerberus”), the Company’s majority stockholder, has indicated that it intends, subject to the exercise price of the rights being set at an acceptable amount, to exercise all of the rights issued to it and to subscribe for the maximum additional shares pursuant to the over-subscription privilege that it would be entitled to purchase. However, such indication is not binding, and Cerberus is not legally obligated to do so.  The Company anticipates that the record date and the subscription price will be determined at or about the time that the SEC declares the Company’s registration statement effective.

On July 22, 2011, we concluded an offering of our common stock to our stockholders (the “2011 rights offering”), pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock.  The 2011 rights offering was fully subscribed and resulted in gross proceeds of approximately $60 million.  The net proceeds from the 2011 rights offering were approximately $58 million, and $56 million of the net proceeds were used to pay down the U.S. revolving credit facility.  We accounted for the rights issued as a component of additional paid in capital as they were indexed to the Company’s equity and there were no net cash settlement provisions.

Private Label Products

On February 12, 2012, our three-year purchase agreement with G-P for engineered lumber expired in accordance with its terms.  In February of 2012, we launched our own privately branded engineered product line for all geographic markets other than New England. In addition, on February 13, 2012 we entered into a distribution agreement with Weyerhaeuser Company for the sale of certain engineered wood products in the New England region.  We have subsequently increased the number of private label products that we offer to customers and currently offer several products under our private labels.

Restructuring Charges

During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings which resulted in certain charges recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations during the fourth quarter of fiscal 2007.

 During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, Georgia related to the unoccupied 4100 building.  This amendment released us from our obligations with respect to this unoccupied space as of January 31, 2012, in exchange for a $5.0 million space remittance fee, which was paid in the first quarter of 2012.  We also paid $0.9 million in the third quarter of fiscal 2012 and are obligated to pay an additional $0.3 million on or before December 31, 2013 related to contractually obligated tenant improvement reimbursement expense.  The provisions relating to the occupied 4300 building remain unchanged.  Under the existing provisions, the current term of the lease ends on January 31, 2019.  The amendment resulted in a reduction of our restructuring reserve of approximately $2.0 million, with the credit recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations during fiscal 2011.

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

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price, in each case for fiscal 2012, fiscal 2011 and fiscal 2010:

Sales Revenue Variances by Product

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Dollars in millions)
Sales by Category
Structural Products	$806	$705	$835
Specialty Products	1,114	1,068	985
Other(1)	(12)	(18)	(16)
Total Sales	$1,908	$1,755	$1,804
Sales Variances
Unit Volume $ Change	$42	$(52)	$36
Price/Other(1)	111	3	122
Total $ Change	$153	$(49)	$158
Unit Volume % Change	2.3%	(2.8)%	2.2%
Price/Other(1) % Change	6.4%	0.1%	7.4%
Total % Change	8.7%	(2.7)%	9.6%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for fiscal 2012, fiscal 2011 and fiscal 2010:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Dollars in millions)
Gross Margin $ by Category
Structural Products	$77	$65	$74
Specialty Products	146	137	129
Other(1)	7	8	8
Total Gross Margin	$230	$210	$211
Gross Margin % by Category
Structural Products	9.6%	9.2%	8.9%
Specialty Products	13.1%	12.8%	13.1%
Total Gross Margin %	12.1%	12.0%	11.7%
Unit Volume % Change by Product
Structural Products	1.4%	(15.1)%	(2.5)%
Specialty Products	2.9%	7.4%	5.7%
Total Unit Volume % Change	2.3%	(2.8)%	2.2%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for fiscal 2012, fiscal 2011 and fiscal 2010:

	Fiscal 2011	Fiscal 2011	Fiscal 2010
	(Dollars in millions)
Sales by Channel
Warehouse/Reload	$1,534	$1,397	$1,409
Direct	386	376	411
Other(1)	(12)	(18)	(16)
Total	$1,908	$1,755	$1,804
Gross Margin by Channel
Warehouse/Reload	$199	$179	$182
Direct	24	23	21
Other(1)	7	8	8
Total	$230	$210	$211
Gross Margin % by Channel
Warehouse/Reload	13.0%	12.8%	12.9%
Direct	6.2%	6.1%	5.1%
Total	12.1%	12.0%	11.7%

(1)	“Other” includes unallocated allowances and discounts.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2012, 2011, and 2010 contained 52 weeks.

Results of Operations

Fiscal 2012 Compared to Fiscal 2011

The following table sets forth our results of operations for fiscal 2012 and fiscal 2011.

	Fiscal 2012	% of Net Sales	Fiscal 2011	% of Net Sales
	(Dollars in thousands)
Net sales	$1,907,842	100.0%	$1,755,431	100.0%
Gross profit	230,070	12.1%	210,149	12.0%
Selling, general and administrative	215,996	11.3%	207,857	11.8%
Depreciation and amortization	8,565	0.4%	10,562	0.6%
Operating income (loss)	5,509	0.3%	(8,270)	(0.5)%
Interest expense, net	28,157	1.5%	30,510	1.7%
Changes associated with the ineffective interest rate swap	—	0.0%	(1,676)	(0.1)%
Other income (expense), net	(7)	0.0%	501	0.0%
Loss before provision for income taxes	(22,641)	(1.2)%	(37,605)	(2.1)%
Provision for income taxes	386	0.0%	962	0.1%
Net loss	$(23,027)	(1.2)%	$(38,567)	(2.2)%

Net sales.  For the fiscal year ended December 29, 2012, net sales increased by 8.7%, or $152.4 million, to $1.9 billion. Sales during the fiscal year were positively impacted by a 28% increase in single family housing starts. Single family home construction has a significant impact on our sales. Structural sales increased by $101.2 million, or 14.3% from a year ago, as a result of a 12.9% increase in structural product prices and a 1.4% increase in unit volume.  In addition, specialty sales increased $45.8 million, or 4.3% from a year ago, as a result of a 1.4% increase in specialty product prices and a 2.9% increase in unit volume.

Gross profit.  Gross profit for fiscal 2012 was $230.1 million, or 12.1% of sales, compared to $210.1 million, or 12.0% of sales, in fiscal 2011. The increase in gross profit dollars compared to fiscal 2011 was driven primarily by the factors noted above, coupled with an improvement in gross margin percentage due to the Company’s efforts to improve gross margin.

Selling, general and administrative.  Selling, general and administrative expenses for fiscal 2012 were $216.0 million, or 11.3% of net sales, compared to $207.9 million, or 11.8% of net sales, during fiscal 2011. The increase in selling, general, and administrative expenses is primarily due to a reduction in other gains recorded in selling, general and administrative expenses in 2012 when compared to 2011 coupled with increases in certain variable costs and pension expense.  During 2012 the Company recognized $10.4 million of other gains compared to $14.0 million of other gains recognized in fiscal 2011, both of which were recorded in selling, general and administrative expenses, resulting  in an increase in total selling, general, and administrative expenses of $3.6 million.  In addition, during fiscal 2012 there were increases in pension expense, commissions, stock compensation and other salary based incentives of $2.1 million, $0.7 million, $0.8 million and $1.7 million, respectively.  These increases were partially offset by a decrease in payroll of $2.8 million.

The other gains recorded in selling, general and administrative expenses during fiscal 2012 were comprised of $9.9 million of gains on property sales and a $0.5 million gain related to the insurance settlement on the Newtown, Connecticut facility.  In comparison, during fiscal 2011, other gains recorded in selling, general and administrative expenses were comprised of $10.6 million of gains on property sales, a $2.0 million gain related to the modification of the lease agreement for our headquarters in Atlanta, Georgia and a $1.4 million gain related to the insurance settlement on the Newtown, Connecticut facility. The increase in pension expense was due to changes in the underlying pension valuation assumptions.  The increases in incentives and commissions were largely attributable to higher sales activity in fiscal 2012.   The $2.8 million decrease in payroll was due to reduction in force activities occurring in fiscal 2011, which resulted in $1.4 million in severance charges in fiscal 2011.  We did not materially increase headcount during fiscal 2012 or perform any material restructuring.

Depreciation and amortization.  Depreciation and amortization expense was $8.6 million for fiscal 2012, compared to $10.6 million for fiscal 2011. The $2.0 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2012 and replenishment of fixed assets occurring at a slower rate.

Operating income (loss).  Operating income for fiscal 2012 was $5.5 million compared to an operating loss of $8.3 million for fiscal 2011.  The change in operating income (loss) reflects a $19.9 million increase in gross profit as a result of the above factors, and a decrease in depreciation of $2.0 million.  This change was partially offset by an increase in selling, general, and administrative expenses of $8.1 million.

Interest expense, net.  Interest expense for fiscal 2012 was $28.2 million compared to $30.5 million for fiscal 2011. The $2.3 million decrease is due to a decrease of $2.2 million in fees related to the interest rate swap due to the expiration of the interest rate swap during fiscal 2011 and a decrease in interest expense related to our mortgage of $2.3 million due to a decrease in principal.  These changes were partially offset by an increase in interest related to our revolving credit facilities of $1.4 million and an increase in debt issuance cost amortization of $0.8 million.  Interest expense included $3.7 million and $2.9 million of debt issue cost amortization for fiscal 2012 and fiscal 2011, respectively.  In fiscal 2012, interest expense related to our revolving credit facilities and mortgage was $9.6 million and $14.7 million, respectively.  In fiscal 2011, interest expense related to our revolving credit facilities and mortgage was $10.3 million and $17.0 million, respectively.  See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

Changes associated with the ineffective interest rate swap. Changes associated with the ineffective interest rate swap totaled $1.7 million of income in fiscal 2011.  As the effective interest rate swap terminated in March of 2011, there was no comparable activity in the fiscal 2012.

Provision for income taxes.  Our effective tax rate was (1.7)% and (2.5)% for fiscal 2012 and fiscal 2011, respectively. The effective tax rate for fiscal 2012 and 2011 is largely due to a full valuation allowance recorded against our tax benefit related to our fiscal 2012 loss. The effect of the valuation allowance was offset by state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis partially offset by various refundable tax credits.

Net loss.  Net loss for fiscal 2012 was $23.0 million, compared to $38.6 million for fiscal 2011 as a result of the factors discussed above.

On a per-share basis, basic and diluted loss applicable to common stockholders for fiscal 2012 each was $0.38. For fiscal 2011, basic and diluted loss per share each was $0.89.

Fiscal 2011 Compared to Fiscal 2010

The following table sets forth our results of operations for fiscal 2011 and fiscal 2010.

	Fiscal 2011	% of Net Sales	Fiscal 2010	% of Net Sales
	(Dollars in thousands)
Net sales	$1,755,431	100.0%	$1,804,418	100.0%
Gross profit	210,149	12.0%	210,673	11.7%
Selling, general and administrative	207,857	11.8%	221,185	12.3%
Depreciation and amortization	10,562	0.6%	13,365	0.7%
Operating loss	(8,270)	(0.5)%	(23,877)	(1.3)%
Interest expense, net	30,510	1.7%	33,788	1.9%
Changes associated with the ineffective interest rate swap	(1,676)	(0.1)%	(4,603)	(0.3)%
Write-off of debt issue costs	—	0.0%	183	0.0%
Other expense, net	501	0.0%	587	0.0%
Loss before provision for (benefit from) income taxes	(37,605)	(2.1)%	(53,832)	(3.0)%
Provision for (benefit from) income taxes	962	0.1%	(589)	0.0%
Net loss	$(38,567)	(2.2)%	$(53,243)	(3.0)%

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

Selling, general and administrative.  Selling, general and administrative expenses for fiscal 2011 were $207.9 million, or 11.8% of net sales, compared to $221.2 million, or 12.3% of net sales, during fiscal 2010. The decrease in selling, general, and administrative expenses is due to $10.6 million of property sale gains that were recognized in fiscal 2011, a $2.0 million gain related to the modification of the lease agreement for our headquarters in Atlanta, Georgia, and a $1.4 million gain related to the insurance settlement on the Newtown, Connecticut facility. There were no similar property gains in fiscal 2010. However, in fiscal 2010 there were expenses incurred related to the failed tender offer of $3.0 million partially offset by a gain related to the settlement received on an OSB class action lawsuit in which we were a claimant of $5.2 million. In addition, decreases in payroll and payroll related costs of $1.7 million, as well as decreases in stock compensation expense of $2.0 million also contributed to the overall decrease in selling, general and administrative expense. These changes were largely related to fiscal 2011 reduction in force activities, as well as the vesting of certain restricted stock grants during fiscal 2011.  Partially offsetting these fluctuations were increases to fuel expense and other operating expenses of $2.9 million and $1.4 million, respectively.

Depreciation and amortization.  Depreciation and amortization expense was $10.6 million for fiscal 2011, compared to $13.4 million for fiscal 2010. The $2.8 million decrease in depreciation and amortization is primarily related to fiscal 2011 sales of certain depreciable properties, a portion of our property and equipment becoming fully depreciated during fiscal 2011 and replenishment of fixed assets occurring at a slower rate.

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

Provision for (benefit from) income taxes.  Our effective tax rate was (2.5)% and 1.1% for fiscal 2011 and fiscal 2010, respectively. The effective tax rate for fiscal 2011 is largely due to a full valuation allowance recorded against our tax benefit related to our 2011 loss. The effect of the valuation allowance was offset by state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis partially offset by various refundable tax credits.  The effective tax rate for fiscal 2010 is largely due to a full valuation allowance recorded against our tax benefit related to our fiscal 2010 loss and an allocation of income tax expense to other comprehensive income resulting in a tax benefit to continuing operations.  This tax benefit was partially offset by gross receipts and other taxes.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facilities to finance working capital needs and capital expenditures. We had approximately $86.0 million of excess availability under our U.S. revolving credit facility (the “U.S. revolving credit facility”) and $2.0 million under our Canadian revolving credit facility, described further below, as of December 29, 2012. As of December 29, 2012, we had excess availability of $49.8 million above the minimum required under the U.S. revolving credit facility. As of the period ended December 29, 2012, under our amended U.S. revolving credit facility, we are required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 15% of the lesser of the borrowing base or $400 million (the “Excess Availability Threshold”).  If we fail to maintain this minimum excess availability, the amended U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, triggering the lender’s right to make the debt callable, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.

In the event that excess availability falls below $35 million or 15% of the lesser of the borrowing base or $400 million, the U.S. revolving credit facility gives the lenders the right to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  For additional information regarding our financial covenants under our revolving credit facilities, see the Risk Factors “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” set forth under Item 1.A. Risk Factors.

While the Company believes that the amounts currently available from its revolving credit facilities and other sources will be sufficient to fund its routine operations and capital requirements for at least the next 12 months, the Company believes that additional capital will provide it with a stronger liquidity position and allow it to more fully participate in the improving housing market. The Company believes that this stronger liquidity position will also give the Company an advantage over many competitors that have less liquidity and less or no access to additional capital, and therefore may not be able to fully participate in the opportunities that arise in a growing market.

On January 10, 2013, we filed a registration statement on Form S-1 with the SEC for a planned rights offering of our common stock to our stockholders, which seeks to raise gross proceeds of $40 million. In connection with the rights offering we plan to distribute to our common stockholders non-transferable rights to subscribe for and purchase up to $40 million of our common stock.  The estimated net proceeds from the rights offering of approximately $39 million will be used to pay down the U.S. revolving credit facility.

On July 22, 2011, we concluded an offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock.  The 2011 rights offering was fully subscribed and resulted in gross proceeds of approximately $60 million.  The majority of the net proceeds from the 2011 rights offering were used to pay down the U.S. revolving credit facility.  The amendment to our U.S. revolving credit facility, which was a condition to the 2011 rights offering, and is described in more detail below, became effective upon the successful completion of the 2011 rights offering.  In addition, as a condition to the 2011 rights offering, we entered into an amendment to our mortgage, as described in the Debt and Credit Sources section of this MD&A of Financial Condition and Results of Operations.

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

The following tables indicate our working capital and cash flows for the periods indicated.

	December 29, 2012	December 31, 2011
	(Dollars in thousands)
Working capital	$272,403	$233,414

	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011
		(Dollars in thousands)
Cash flows used in operating activities	$(74,250)	$(50,332)	$(29,861)
Cash flows provided by (used in) investing activities	16,369	11,822	(3,429)
Cash flows provided by (used in) financing activities	58,171	29,111	18,130

Working Capital

Working capital increased by $39.0 million to $272.4 million at December 29, 2012 from $233.4 million at December 31, 2011. The increase in working capital reflected an increase in accounts receivable and cash of $18.6 million and was primarily related to higher revenues in the fourth quarter of fiscal 2012 compared to fiscal 2011.  In addition, inventories increased by approximately $44.5 million largely related to the increased activity in the fourth quarter of fiscal 2012 coupled with a build in inventory to prepare for the expected growth associated with the housing recovery.  There was also a decrease to other current liabilities of $5.6 million that contributed to the overall increase in working capital, which was mainly comprised of payments of $5.9 million made during fiscal 2012 associated with the 2011 amendment to our lease agreement in Atlanta, Georgia related to the unoccupied 4100 building.  These increases were partially offset by a $13.0 million increase in bank overdrafts due to the timing of payments, a decrease in other current assets of $7.7 million and a $7.6 million increase in accounts payable, reflected as a $9.1 million change in the operating activities section of the Consolidated Statement of Cash Flows net of $1.5 million of payments for debt issuance costs, which were reflected in the financing activities section of the Consolidated Statement of Cash Flows. The change in other current assets was largely attributable to decreases in restricted cash associated with our mortgage.  In an effort to preserve working capital, we have applied for a waiver from the IRS for one or more of our required contributions relating to the minimum required contribution for 2012 with respect to our defined benefit plans.

Operating Activities

During fiscal 2012, cash flows used in operating activities totaled $74.3 million. The primary driver of cash flows used in operations was a net loss, as adjusted for non-cash charges of $18.3 million, an increase in accounts receivable of $18.6 million and an increase in inventory of $44.5 million.  In addition, we made payments totaling $5.9 million associated with the 2011 amendment to our lease agreement in Atlanta, Georgia related to the unoccupied 4100 building. These changes were partially offset by an increase in accounts payable of $9.1 million.  This change in accounts payable was classified net of $1.5 million of payments for debt issuance costs, which were classified in cash flows from financing activities.  Refer to the Working Capital section above for further discussion of these items.

During fiscal 2011, cash flows used in operating activities totaled $50.3 million. The primary driver of cash flow used in operations was a net loss, as adjusted for non-cash charges of $38.9 million, an increase in accounts receivable of $19.7 million, partially offset by a decrease in inventory of $2.7 and an increase in accounts payable of $6.7 million.  Refer to the Working Capital section above for further discussion of these items.

During fiscal 2010, cash flows used in operating activities totaled $29.9 million. The primary driver of cash flow used in operations was a net loss, as adjusted for non-cash charges of $38.9 million, an increase in inventory of $15.1 million due to the addition of a new outdoor living product line, partially offset by the receipt of our $20.4 million tax refund in fiscal 2010.

Investing Activities

During fiscal 2012, cash flows provided by investing activities totaled $16.4 million, compared to $11.8 million in fiscal 2011.

During fiscal 2012, fiscal 2011 and fiscal 2010, our expenditures for property and equipment were $2.8 million, $6.5 million and $4.1 million, respectively. These expenditures were primarily to purchase information technology, leasehold improvements, and certain machinery and equipment. During fiscal 2011 we also purchased a replacement warehouse facility in Nashville, Tennessee.  We estimate that capital expenditures for fiscal 2013 will be approximately $6.0 million.  Our 2013 capital expenditures are anticipated to be paid with borrowings from our revolving credit facilities.

Proceeds from the disposition of property and equipment were $19.2 million, $18.4 million and $0.7 million during fiscal 2012, fiscal 2011 and fiscal 2010, respectively. During fiscal 2012, the proceeds of $19.2 million included $17.8 million related to the sale of certain real properties classified as held for sale assets included in “Other current assets” on our Consolidated Balance Sheets.  During fiscal 2011, the proceeds of $18.4 million included $9.2 million related to the sale of certain real properties classified as held for sale assets included in “Other current assets” on our Consolidated Balance Sheets.  Comparable sales of real properties did not occur during fiscal 2010.

Financing Activities

Net cash provided by financing activities was $58.2 million during fiscal 2012, compared to $29.1 million during fiscal 2011. The net cash provided by financing activities in fiscal 2012 primarily reflected net borrowings on our revolving credit facility of $76.9 million, increases in bank overdrafts of $13.0 million and $10.0 million related to the decrease in restricted cash on our mortgage.  These cash inflows were offset by payments of principal on our mortgage of $37.3 million and payments for debt financing costs of $1.7 million.

The net cash provided by financing activities in fiscal 2011 primarily reflected the receipt of proceeds from the 2011 rights offering, netted with expenses related to that offering, of $58.5 million and cash provided by changes in restricted cash related to our mortgage of $20.6 million.  These cash inflows were offset by additional repayments on our revolving credit facilities of $2.7 million (net of borrowings) and payments of principal on our mortgage of $42.4 million.

During fiscal 2010, net cash provided by financing activities primarily reflected additional borrowings on our U.S.  revolving credit facility of $41.2 million (net of payments made), offset by an increase in restricted cash related to our mortgage of $11.2 million.

Debt and Credit Sources

We have our U.S. revolving credit facility with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, dated August 4, 2006, as amended.  The U.S. revolving credit facility has a final maturity of January 7, 2014 and maximum available credit of $400 million.  The U.S. revolving credit facility also includes an additional $100 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $500 million.

As of December 29, 2012, we had outstanding borrowings of $169.5 million and excess availability of $86.0 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.1% at December 29, 2012.   As of December 31, 2011, we had outstanding borrowings of $93.4 million and excess availability of $115.7 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.2% at December 31, 2011.  As of December 29, 2012 and December 31, 2011, we had outstanding letters of credit totaling  $4.5 million and $2.7 million, respectively, for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations. The $4.5 million in outstanding letters of credit as of December 29, 2012 does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of December 29, 2012, our U.S. revolving credit facility, as amended, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the Excess Availability Threshold.  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of December 29, 2012 and through the time of the filing of this Form 10-K, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest level of fiscal month-end availability in the last three years as of December 29, 2012 was $86.0 million, which is the excess availability on that date.  We do not anticipate our excess availability in fiscal 2013 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

In the event that excess availability falls below $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million, the U.S. revolving credit facility gives the lenders the right to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  In addition, we would be required to maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts.  Our outstanding borrowings are not reduced by these payments unless our excess availability falls below the greater of $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million on any date or in the event of default.  Our amended U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

The Company intends to amend and extend its $400 million U.S. revolving credit facility.  The amendment will extend the maturity by three years from the closing date.  It is expected that the maximum available credit under the U.S. revolving credit facility will be increased by $22.5 million to $422.5 million.  The amended U.S. revolving credit facility is also expected to continue to have a $100 million uncommitted accordion credit facility to potentially increase the maximum available credit to $522.5 million.  The amended U.S. revolving credit facility is expected to have covenants substantially similar to those in the existing U.S. credit facility.

The Company has engaged Wells Fargo Capital Finance (“Wells Fargo”) as sole lead arranger for the transaction.  Wells Fargo has informed the Company that it has received commitments from several financial institutions with respect to the U.S. revolving credit facility, subject to execution of satisfactory documentation and the completion of the $40 million rights offering of common stock announced on January 10, 2013. Closing is expected to occur concurrently with the completion of the rights offering of common stock.   The definitive terms of, and the obligations of BlueLinx, Wells Fargo, and/or any members of the syndicate of financial institutions to enter into such an amendment to the U.S. revolving credit facility are subject to additional discussions and negotiations among the parties, and there is no assurance that an amendment to the existing U.S. revolving credit facility will be consummated.

On May 10, 2011, we entered into an amendment to our U.S. revolving credit facility, which became effective on July 29, 2011 pursuant to which certain components of the borrowing base calculation and excess liquidity calculation were adjusted as part of this amendment.  The most significant of the changes included in the amendment are described in the discussion of the terms and covenants of the U.S. revolving credit facility above.

On August 12, 2011, our subsidiary BlueLinx Canada entered into a revolving credit agreement (the “Canadian revolving credit facility”) with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”).  The maturity date of this agreement is August 12, 2014.  As of December 29, 2012, we had outstanding borrowings of $1.9 million and excess availability of $2.0 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at December 29, 2012.  As of December 31, 2011, we had outstanding borrowings of $1.1 million and excess availability of $2.6 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at December 31, 2011.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of December 29, 2012 and through the time of the filing of this Form 10-K, we were in compliance with all covenants under this facility.

On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  In addition, on the last business day of each calendar quarter, starting with the fourth quarter of 2012, additional funds held as collateral under the mortgage agreement will be used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, will be released to the Company on the last business day of each calendar quarter through the second quarter of 2014.  All funds released pursuant to these provisions may only be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.  Under the terms of our mortgage, we are required to transfer certain funds to be held as collateral. We expect to transfer approximately $13.2 million as collateral during the next twelve month period, approximately $6.4 million of which will be used to reduce mortgage principal on a quarterly basis.  The remaining amount of approximately $6.8 million will be remitted to us on a quarterly basis for uses as indicated in the amendment.  In conjunction with the modification of our mortgage agreement we incurred approximately $0.3 million in fees that were capitalized and are being amortized over the remaining term of the mortgage.

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

Due to the termination of the swap in fiscal 2011, the fair value of the swap as of December 31, 2011 was zero.  Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from January 1, 2011 to October 1, 2011 were approximately $1.7 million of income and were comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.5 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero.

Contractual Commitments.  The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of the fiscal year end of each year set forth below (in thousands).

	2013	2014	2015	2016	2017	Thereafter	Total
Revolving credit facilities(1)	$—	$171,412	$—	$—	$—	$—	$171,412
Mortgage indebtedness	8,946	2,556	2,725	191,753	—	—	205,980
Interest payments on our revolving credit facilities(2)	7,003	182	—	—	—	—	7,185
Interest payments on our mortgage(3)	14,076	12,609	12,439	6,137	—	—	45,261
Subtotal	30,025	186,759	15,164	197,890	—	—	429,838
Operating leases(4)	4,488	3,943	3,354	3,394	3,016	2,786	20,981
Capital leases(5)	1,188	1,237	1,292	1,238	709	727	6,391
Interest payments on our capital leases(6)	347	278	206	131	71	26	1,059
Letters of credit(7)	4,485	—	—	—	—	—	4,485
Letters of credit(8)	1,501	—	—	—	—	—	1,501
Total	$42,034	$192,217	$20,016	$202,653	$3,796	$3,539	$464,255

(1)	Payments for both the U.S. and Canadian revolving credit facilities are included.

(2)	Interest on the revolving credit facilities is variable, based on Libor or prime plus the applicable margin. The interest rate on the U.S. revolving credit facility and the Canadian revolving credit facility was 4.1% and 4.0%, respectively, at December 29, 2012. The final maturity date on our U.S. revolving credit facility and Canadian revolving credit facility is January 7, 2014 and August 12, 2014, respectively.

(3)	Interest payments on the mortgage are based on a fixed rate of 6.35%.

(4)	We lease various facilities and vehicles under non-cancelable operating leases.

(5)	We lease certain other fixed assets under non cancelable leases that we have determined to be capital leases.

(6)	Includes imputed interest based on individual capital lease agreements.

(7)	Letters of credit included under the credit facilities.

(8)	Letters of credit not included under the credit facilities.

Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our Consolidated Balance Sheets (to the extent entered into prior to the end of the applicable period) as accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements. As of December 29, 2012, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our Consolidated Statements of Operations and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) allowance for doubtful accounts and related reserves; (3) inventory valuation; (4) impairment of long-lived assets; (5) income taxes; (6) defined benefit pension plans; and (7) stock-based compensation. Our significant accounting policies are more fully described in the Notes to the Consolidated Financial Statements.

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

All revenues are recorded at gross. The key indicators used to determine when and how revenue is recorded are as follows:

●	We are the primary obligor responsible for fulfillment and all other aspects of the customer relationship.

●	Title passes to BlueLinx, and we carry all risk of loss related to warehouse, reload inventory and inventory shipped directly from vendors to our customers.

●	We are responsible for all product returns.

●	We control the selling price for all channels.

●	We select the supplier.

●	We bear all credit risk.

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

Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. In the event that undiscounted cash flows do not exceed the carrying value of a facility, our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a two year average of cash flows based on 2012 EBITDA and 2013 projected EBITDA, which includes a growth factor assumption, to estimate undiscounted cash flows. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 13.

Our operating results have declined during the past several years as they are closely tied to U.S. housing starts, which have been at historically low levels. During fiscal 2012, we began to see signs of a housing recovery and our results have improved, however our sales are still at historically low levels. To the extent that reductions in volume and operating income have resulted in impairment indicators, in all cases our carrying values continue to be less than our projected undiscounted cash flows. As such, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.

During the first quarter of fiscal 2011 our Newtown, Connecticut facility was damaged due to severe winter weather.  As a result of the damage to the facility and its contents, we have received approximately $5.8 million in proceeds from the insurance company comprised of $2.2 million related to the damaged building, $2.4 million related to damaged and destroyed inventory and $1.2 million related to the recovery of additional expenses incurred as a result of the damage. Cash received related to the damaged building was classified as an investing cash inflow in our Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2011 and used to reduce the principal of our mortgage, which was classified as a financing cash outflow. All other cash inflows related to the insurance settlement were classified as operating cash flows in our Consolidated Statement of Cash Flows in the appropriate period. The majority of the remaining cash inflows were used to fund costs incurred related to the Newtown loss. We recognized a $1.4 million gain in fiscal 2011 of which $1.2 million related to the damaged building and $0.2 million related to the recovery of gross margin on the inventory. We recorded an additional gain of $0.5 million related to the damaged building during the second quarter of 2012. We recorded all gains related to the events above at the time the recovery of the minimum expected proceeds under our insurance policy became probable and was estimable.  These gains were recorded in “Selling, general and administrative expenses” in our Consolidated Statements of Operations.

Income Taxes

The federal statutory income tax rate was 35%. Our provision for (benefit from) income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011
	(In thousands)
Benefit from income taxes computed at the federal statutory tax rate	$(7,924)	$(13,162)	$(18,841)
Benefit from state income taxes, net of federal benefit	(866)	(1,296)	(2,153)
Valuation allowance change	8,820	14,498	18,433
Nondeductible items	484	806	3,128
Other	(128)	116	(1,156)
Provision for (benefit from) income taxes	$386	$962	$(589)

Our income before provision for income taxes for our Canadian operations was $0.1 million, $0.9 million and $1.6 million for fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

For fiscal 2012, we recognized tax expense of $0.4 million. The expense recognized for the year is primarily comprised of $0.3 million for current state income tax expense related to earnings generated on a separate company basis.

For fiscal 2011, we recognized tax expense of $1.0 million. The expense recognized for the year is primarily comprised of $0.8 million for current state income tax expense related to earnings generated on a separate company basis and $0.3 million of current income tax expense resulting from foreign income taxes.

In accordance with the intraperiod tax allocation provisions of U.S. GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In fiscal 2012 and fiscal 2011, there was no intraperiod tax allocation due to the fact that there was a loss in other comprehensive income for the period. While the income tax benefit from continuing operations is reported in our Consolidated Statements of Operations, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive loss, which is a component of stockholders’ equity.

As of December 29, 2012, our deferred income tax assets were $79.9 million, which are offset by a full valuation allowance. Deferred income tax assets and income tax liabilities are recognized for temporary differences between amounts recorded for financial reporting and income tax purposes. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income taxes incurred during fiscal 2012 and fiscal 2011, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves, pension obligations and differences between book and tax depreciation and amortization. We record a valuation allowance against our net deferred tax assets when we determine that based on the weight of available evidence, it is more likely than not that our net deferred tax assets will not be realized. We considered the four sources of taxable income that should be considered when determining whether a valuation allowance is required including (from least to most subjective):

●	taxable income in prior carryback years, if carryback is permitted under the tax law;

●	future reversals of existing taxable temporary differences (i.e., offset gross deferred tax assets against gross deferred tax liabilities);

●	tax planning strategies; and

●	future taxable income exclusive of reversing temporary differences and carryforwards.

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

We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss. On December 29, 2012, we measured the fair value of our plan assets and benefit obligations. As of December 29, 2012 and December 31, 2011, the net unfunded status of our benefit plan was $46.6 million and $35.5 million, respectively. These amounts were included in “Other non-current liabilities” on our Consolidated Balance Sheets. The net adjustment to other comprehensive loss for fiscal 2012, fiscal 2011, and fiscal 2010 was $8.2 million loss ($8.2 million loss, net of tax, offset by a valuation allowance), $15.0 million loss ($15.0 million loss, net of tax, offset by a valuation allowance), $1.0 million loss ($0.6 million loss, net of tax), respectively, which represents the net unrecognized actuarial (loss) gain and unrecognized prior service cost.

The Company’s required cash contribution to the pension plan in 2012 was approximately $3.3 million.  The 2012 required contribution was comprised of approximately $1.2 million related to our 2011 minimum required contribution and approximately $2.1 million related to our 2012 minimum required contribution.  The Company’s minimum required contribution for plan year 2012 was $3.2 million.  The Company has funded the $1.2 million related to its 2011 minimum required contribution with cash in 2012.  However, in an effort to preserve additional cash for operations, we applied for a waiver from the IRS for our 2012 minimum required contribution.  The waiver is still being reviewed by the IRS.  We have not made the $2.1 million of required 2012 contributions related to the 2012 minimum required contribution.  If we are granted the requested waiver, our contributions for 2012 will be amortized over the following five years, increasing our future minimum required contributions. We are currently required to make three quarterly cash contributions during fiscal 2013 of $0.8 million per quarter related to our 2013 minimum required contribution. We are pursuing contributing personal property to the pension plan during fiscal 2013.  We will designate the contribution such that it will offset our future minimum required contribution.

We used a discount rate of 4.24% to compute the projected benefit obligation, which was determined by matching of plan liability cash flows to a portfolio of bonds.  A change in the discount rate of 25 basis points, from 4.24% to 4.49%, while holding all other assumptions constant, would have resulted in a reduction in the Company’s projected benefit obligation of approximately $3.7 million in 2012.

We used an estimated rate of future compensation increases of 3.00% to compute the projected benefit obligation.  A change in the rate of 25 basis points, from 3.00% to 3.25%, while holding all other assumptions constant, would have resulted in an increase in the Company’s projected benefit obligation of less than $0.2 million in 2012.

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments will be to maximize the long-term real growth of fund assets, while the role of fixed income investments will be to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary. Target allocations for fiscal 2013 are 50% domestic and 15% international equity investments, 30% fixed income investments, and 5% cash. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class.

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

Recently Issued Accounting Pronouncements

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

There were no other accounting pronouncements adopted during fiscal 2012 that had a material impact on our financial statements.

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

Interest Rates.  Our revolving credit facilities accrue interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin.  A change in interest rates under the revolving credit facility would have an impact on our results of operations. However, a change of 100 basis points in the market rate of interest would have an impact of $3.8 million and $3.4 million based on borrowings outstanding at December 29, 2012 and December 31, 2011, respectively, which we do not believe to be material. Additionally, to the extent changes in interest rates impact the housing market, we would be impacted by such changes.

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

Commodity Prices.  We believe that general inflation did not significantly affect our operating results or markets in fiscal 2012, fiscal 2011 or fiscal 2010. As discussed above, our results of operations were both favorably and unfavorably impacted by increases and decreases in the pricing of certain commodity-based products. Commodity price fluctuations have from time to time created cyclicality in our financial performance and may do so in the future.  For the year ended December 29, 2012, we believe that a 5% change in the prices underlying our commodity based products would have resulted in a $40.3 million, $36.5 million and $3.9 million change in revenue, cost of sales and gross margin, respectively.  For the year ended December 31, 2011, we believe that a 5% change in the prices underlying our commodity based products would result in a $35.3 million, $32.0 million and $3.3 million change in revenue, cost of sales and gross margin, respectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2012. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission set forth in Internal Control — Integrated Framework. Based on our assessment, our management concluded that, as of December 29, 2012, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 29, 2012 included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 29, 2012, dated February 20, 2013.

February 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries

We have audited BlueLinx Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BlueLinx Holdings Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BlueLinx Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 Consolidated Financial Statements of BlueLinx Holdings Inc. and subsidiaries and our report dated February 20, 2013 expressed an unqualified opinion thereon.

                           /s/ Ernst & Young LLP

Atlanta, Georgia
February 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlueLinx Holdings Inc. and subsidiaries at December 29, 2012 and December 31, 2011, and the consolidated results of their operations and their cash flows for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BlueLinx Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

                           /s/ Ernst & Young LLP

Atlanta, Georgia
February 20, 2013

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,188	$4,898
Receivables, less allowances of $4,720 in fiscal 2012 and $5,135 in fiscal 2011	157,465	138,872
Inventories, net	230,059	185,577
Other current assets	19,427	27,141
Total current assets	412,139	356,488
Property and equipment:
Land and improvements	43,120	49,562
Buildings	94,070	95,652
Machinery and equipment	78,674	75,508
Construction in progress	1,173	741
Property and equipment, at cost	217,037	221,463
Accumulated depreciation	(101,684)	(98,335)
Property and equipment, net	115,353	123,128
Non-current deferred income tax assets, net	445	358
Other non-current assets	16,799	23,941
Total assets	$544,736	$503,915
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$77,850	$70,228
Bank overdrafts	35,384	22,364
Accrued compensation	6,170	4,496
Current maturities of long-term debt	8,946	9,046
Deferred income taxes, net	449	382
Other current liabilities	10,937	16,558
Total current liabilities	139,736	123,074
Non-current liabilities:
Long-term debt	368,446	328,695
Other non-current liabilities	57,146	43,772
Total liabilities	565,328	495,541
STOCKHOLDERS’ (DEFICIT) EQUITY
Common Stock, $0.01 par value, 200,000,000 and 100,000,000 shares authorized at December 29, 2012 and December 31, 2011, respectively; 63,664,115 and 62,012,962 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	637	620
Additional paid-in-capital	209,815	207,626
Accumulated other comprehensive loss	(30,042)	(21,900)
Accumulated deficit	(201,002)	(177,972)
Total stockholders’ (deficit) equity	(20,592)	8,374
Total liabilities and stockholders’ (deficit) equity	$544,736	$503,915

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011
	(In thousands, except per share data)
Net sales	$1,907,842	$1,755,431	$1,804,418
Cost of sales	1,677,772	1,545,282	1,593,745
Gross profit	230,070	210,149	210,673
Operating expenses:
Selling, general, and administrative	215,996	207,857	221,185
Depreciation and amortization	8,565	10,562	13,365
Total operating expenses	224,561	218,419	234,550
Operating income (loss)	5,509	(8,270)	(23,877)
Non-operating expenses (income):
Interest expense	28,157	30,510	33,788
Changes associated with the ineffective interest rate swap	—	(1,676)	(4,603)
Write-off of debt issue costs	—	—	183
Other (income) expense, net	(7)	501	587
Loss before provision for (benefit from) income taxes	(22,641)	(37,605)	(53,832)
Provision for (benefit from) income taxes	386	962	(589)
Net loss	$(23,027)	$(38,567)	$(53,243)

Basic and diluted weighted average number of common shares outstanding	60,080	43,187	30,688
Basic and diluted net loss per share applicable to common shares outstanding	$(0.38)	$(0.89)	$(1.73)

Comprehensive loss:
Net loss	$(23,027)	$(38,567)	$(53,243)
Other comprehensive loss:
Foreign currency translation, net of taxes	103	(92)	336
Unrealized loss from pension plan, net of taxes	(8,245)	(14,969)	(616)
Unrealized gain from ineffective interest rate swap, net of taxes	—	519	1,297
Total other comprehensive loss	(8,142)	(14,542)	1,017
Comprehensive loss	$(31,169)	$(53,109)	$(52,226)

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(23,027)	$(38,567)	$(53,243)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	8,565	10,562	13,365
Amortization of debt issue costs	3,746	2,940	1,963
Payments from terminating the Georgia-Pacific Supply Agreement	—	—	4,706
Gain from sale of properties	(9,885)	(10,604)	—
Gain from property insurance settlements	(476)	(1,230)	—
Changes associated with the ineffective interest rate swap	—	(1,676)	(4,603)
Write-off of debt issue costs	—	—	183
Vacant property charges, net	(30)	(291)	53
Gain on modification of lease agreement	—	(1,971)	—
Payments on modification on lease agreement	(5,875)	—	—
Deferred income tax benefit	(20)	(25)	(600)
Share-based compensation	2,797	1,974	3,978
Decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	695	987	6,556
Changes in assets and liabilities:
Receivables	(18,593)	(19,670)	145
Inventories	(44,482)	2,673	(15,065)
Accounts payable	9,050	5,973	(1,791)
Changes in other working capital	1,722	(375)	15,452
Other	1,563	(1,032)	(960)
Net cash used in operating activities	(74,250)	(50,332)	(29,861)
Cash flows from investing activities:
Property, plant and equipment investments	(2,826)	(6,533)	(4,140)
Proceeds from disposition of assets	19,195	18,355	711
Net cash provided by (used in) investing activities	16,369	11,822	(3,429)
Cash flows from financing activities:
Repurchase of common stock	—	—	(583)
Repurchase of shares to satisfy employee tax withholdings	(526)	—	—
Repayments on revolving credit facilities	(473,349)	(478,630)	(466,219)
Borrowings from revolving credit facilities	550,270	475,918	507,419
Principal payments on mortgage	(37,272)	(42,416)	—
Payments on capital lease obligations	(2,259)	(1,440)	(629)
Increase (decrease) in bank overdrafts	13,020	(725)	(4,143)
Decrease (increase) in restricted cash related to the mortgage	9,970	20,604	(11,201)
Debt financing costs	(1,683)	(2,721)	(6,521)
Proceeds from stock offering less expenses paid	—	58,521	—
Other	—	—	7
Net cash provided by financing activities	58,171	29,111	18,130
Increase (decrease) in cash	290	(9,399)	(15,160)
Cash and cash equivalents balance, beginning of period	4,898	14,297	29,457
Cash and cash equivalents balance, end of period	$5,188	$4,898	$14,297
Supplemental Cash Flow Information
Net income tax (payments) refunds during the period	$(508)	$(22)	$19,983
Interest paid during the period	$24,288	$28,098	$31,675
Noncash transactions:
Capital leases	$5,238	$3,131	$1,889

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

				Accumulated		Stockholders’
			Additional	Other		(Deficit)
	Common Stock		Paid-In-	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)
Balance, January 2, 2010	32,179	322	145,035	(8,375)	(86,162)	50,820
Net loss	—	—	—	—	(53,243)	(53,243)
Foreign currency translation adjustment, net of tax	—	—	—	336	—	336
Unrealized loss from pension plan, net of tax	—	—	—	(616)	—	(616)
Unrealized gain from cash flow hedge, net of tax	—	—	—	1,297	—	1,297
Issuance of restricted stock, net of forfeitures	688	7	—	—	—	7
Repurchase of common stock	(199)	(2)	(581)	—	—	(583)
Compensation related to share-based grants	—	—	3,876	—	—	3,876
Reclassification of equity awards to liability	—	—	(903)	—	—	(903)
Balance, January 1, 2011	32,668	327	147,427	(7,358)	(139,405)	991
Net loss	—	—	—	—	(38,567)	(38,567)
Foreign currency translation adjustment, net of tax	—	—	—	(92)	—	(92)
Unrealized loss from pension plan, net of tax	—	—	—	(14,969)	—	(14,969)
Unrealized gain from cash flow hedge, net of tax	—	—	—	519	—	519
Issuance of restricted stock, net of forfeitures	774	7	—	—	—	7
Issuance of stock related to the rights offering, net of expenses	28,571	286	58,235	—	—	58,521
Compensation related to share-based grants	—	—	2,158	—	—	2,158
Impact of net settled shares for vested grants	—	—	(194)	—	—	(194)
Balance, December 31, 2011	62,013	620	207,626	(21,900)	(177,972)	8,374
Net loss	—	—	—	—	(23,027)	(23,027)
Foreign currency translation adjustment, net of tax	—	—	—	103	—	103
Unrealized loss from pension plan, net of tax	—	—	—	(8,245)	—	(8,245)
Issuance of restricted stock, net of forfeitures	1,875	19	—	—	—	19
Compensation related to share-based grants	—	—	2,730	—	—	2,730
Impact of net settled shares for vested grants	(224)	(2)	(524)	—	—	(526)
Other	—	—	(17)	—	(3)	(20)
Balance, December 29, 2012	63,664	$637	$209,815	$(30,042)	$(201,002)	$(20,592)

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Background

Basis of Presentation

BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation (BlueLinx Holdings Inc. and its subsidiaries are collectively referred to as “BlueLinx” or the “Company”), is a leading distributor of building products in the United States. We operate in all of the major metropolitan areas in the United States and, as of December 29, 2012, we distributed more than 10,000 products to approximately 11,500 customers through our network of approximately 55 distribution centers. The Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal 2012, fiscal 2011, and fiscal 2010 each contained 52 weeks.

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

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011
	(Dollars in millions)
Sales by category
Structural products	$806	$705	$835
Specialty products	1,114	1,068	985
Unallocated allowances and adjustments	(12)	(18)	(16)
Total sales	$1,908	$1,755	$1,804

Suppliers

As of December 29, 2012, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts and freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, consigned inventory and extended payment terms.

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

All revenues are recorded at gross. The key indicators used to determine when and how revenue is recorded are as follows:

●           We are the primary obligor responsible for fulfillment and all other aspects of the customer relationship.

●          Title passes to BlueLinx and we carry all risk of loss related to warehouse, reload inventory and inventory shipped directly from vendors to our customers.

●           We are responsible for all product returns.

●           We control the selling price for all channels.

●           We select the supplier.

●           We bear all credit risk.

In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. Customer consigned inventory at December 29, 2012 and December 31, 2011 was approximately $10.3 million. When the inventory is sold by the customer, we recognize revenue on a gross basis.

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

Restricted Cash

We had restricted cash of $9.9 million and $20.6 million at December 29, 2012 and December 31, 2011, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

The table below provides the balances of each individual component in restricted cash as of December 29, 2012 and December 31, 2011 (in thousands):

	At December 29, 2012	At December 31, 2011
Cash in escrow:
Mortgage	$41	$10,011
Insurance	7,906	8,786
Other	1,964	1,779
Total	$9,911	$20,576

During fiscal 2012, 2011 and 2010, changes in restricted cash required under our mortgage were classified in the financing section of our Consolidated Statement of Cash Flows.  On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  In addition, on the last business day of each calendar quarter, starting with the fourth quarter of 2012, additional funds held as collateral under the mortgage agreement will be used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, will be released to the Company on the last business day of each calendar quarter through the second quarter of 2014.

Concentrations of Credit Risk

Our accounts receivable are principally from customers in the building products industry located in the United States and Canada. We believe concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising our customer base.

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances ultimately will be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At December 29, 2012 and December 31, 2011, these reserves totaled $4.7 million and $5.1 million, respectively. Adjustments to earnings resulting from revisions to estimates on discounts and uncollectible accounts have been immaterial.

Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At December 29, 2012 and December 31, 2011, the market value of our inventory exceeded its cost.  Adjustments to earnings resulting from revisions to lower of cost or market estimates have been immaterial.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At December 29, 2012 and December 31, 2011, our damaged, excess and obsolete inventory reserves were $1.1 million and $1.5 million, respectively. Adjustments to earnings resulting from revisions to damaged, excess and obsolete estimates have been immaterial.

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

Consideration Received from Vendors and Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory to reflect the net acquisition cost (purchase price less expected purchase rebates). At December 29, 2012 and December 31, 2011, the vendor rebate receivable totaled $9.0 million. Adjustments to earnings resulting from revisions to rebate estimates have been immaterial.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales to reflect the net sales (sales price less expected customer rebates). At December 29, 2012 and December 31, 2011, the customer rebate payable totaled $5.5 million and $7.0 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been immaterial.

Shipping and Handling

Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in “Selling, general, and administrative” expenses were $91.2 million, $87.9 million, and $85.5 million for fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses of $1.1 million, $1.9 million, and $1.8 million were included in “Selling, general and administrative” expenses for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Loss per Common Share

We calculate our basic loss per share by dividing net loss by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain management employees and non-employee directors participate in dividends on the same basis as common shares and are non-forfeitable by the holder. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Given that the restricted stockholders do not have a contractual obligation to participate in the losses, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. In addition, because the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included 3,554,738, 2,361,424, and 1,914,288 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for fiscal 2012, fiscal 2011, and fiscal 2010, respectively, because all periods reflected net losses.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. For fiscal 2012, fiscal 2011, and fiscal 2010, we excluded 4,460,054, 3,266,740, and 2,839,103 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive. The unvested share-based awards total includes excluding the assumed exercise of unexpired stock options.

During fiscal 2008, we granted 834,071 performance shares under our 2006 Long-Term Incentive Plan, under which shares are issuable upon satisfaction of certain performance criteria. On December 14, 2010, the Compensation Committee of our Board decided to settle these awards in cash, and we classified them as liability awards at the time of the modification. During fiscal 2011 and fiscal 2012, restricted stock units granted in fiscal 2006 and 2007 respectively, vested. These restricted stock units were also settled in cash upon vesting and were considered liability awards. Therefore, these are not included in the computation of the basic and diluted earnings per share.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 2 to 18 years for land improvements, 5 to 40 years for buildings, and 3 to 7 years for machinery and equipment, which includes mobile equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income. Depreciation expense totaled $8.4 million for fiscal 2012, $10.4 million for fiscal 2011 and $12.8 million for fiscal 2010.

During fiscal 2012, we sold certain properties with carrying values of $7.4 million, which resulted in gains totaling $9.9 million.  During fiscal 2011, we sold certain properties with carrying values of $4.8 million, which resulted in gains totaling $10.6 million.  These gains are recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations.  All of these properties in fiscal 2012 were classified as held for sale.  All but one of these properties in fiscal 2011, which had a carrying value of $0.8 million and for which a gain of $5.4 million was recorded, were classified as held for sale.  See Note 4 for discussion of the held for sale properties sold during the year.

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

Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. In the event that undiscounted cash flows do not exceed the carrying value of a facility, our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a two year average of cash flows based on 2012 EBITDA and 2013 projected EBITDA, which includes a growth factor assumption, to estimate undiscounted cash flows. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 13.

Our operating results have declined during the past several years as they are closely tied to U.S. housing starts, which have been at historically low levels. During fiscal 2012, we began to see signs of a housing recovery and our results have improved, however our sales are still at historically low levels. To the extent that reductions in volume and operating income have resulted in impairment indicators, in all cases our carrying values continue to be less than our projected undiscounted cash flows. As such, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.

During the first quarter of fiscal 2011 our Newtown, Connecticut facility was damaged due to severe winter weather.  As a result of the damage to the facility and its contents, we have received approximately $5.8 million in proceeds from the insurance company comprised of $2.2 million related to the damaged building, $2.4 million related to damaged and destroyed inventory and $1.2 million related to the recovery of additional expenses incurred as a result of the damage. Cash received related to the damaged building was classified as an investing cash inflow in our Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2011 and used to reduce the principal of our mortgage, which was classified as a financing cash outflow. All other cash inflows related to the insurance settlement were classified as operating cash flows in our Consolidated Statement of Cash Flows in the appropriate period. The majority of the remaining cash inflows were used to fund costs incurred related to the Newtown loss. We recognized a $1.4 million gain in fiscal 2011 of which $1.2 million related to the damaged building and $0.2 million related to the recovery of gross margin on the inventory. We recorded an additional gain of $0.5 million related to the damaged building during the second quarter of 2012. We recorded all gains related to the events above at the time the recovery of the minimum expected proceeds under our insurance policy became probable and was estimable.  These gains were recorded in “Selling, general and administrative expenses” in our Consolidated Statements of Operations.

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

Foreign Currency Translation

The functional currency for our Canadian operations is the Canadian dollar. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in stockholders’ equity. Foreign currency transaction gains and losses are reflected in the Consolidated Statements of Operations. Accumulated other comprehensive loss at December 29, 2012 and December 31, 2011 included the accumulated gain from foreign currency translation (net of tax) of $1.8 million and $1.7 million, respectively.

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

There were no other accounting pronouncements adopted during fiscal 2012 that had a material impact on our financial statements.

3.  Restructuring Charges

We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and “Other current liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets for the fiscal years ended and at December 29, 2012 and December 31, 2011.

We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and in “Accrued compensation” on the Consolidated Balance Sheets for the fiscal years ended and at December 29, 2012 and December 31, 2011.

2007 Facility Consolidation and Severance Costs

During fiscal 2007, we announced a plan to adjust our cost structure in order to manage our costs more effectively. The plan included the consolidation of our corporate headquarters and sales center to one building from two buildings and reduction in force initiatives, which resulted in certain charges recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations during the fourth quarter of fiscal 2007.

 As of December 29, 2012 and December 31, 2011, there was no remaining accrued severance related to reduction in force initiatives completed in fiscal 2007.

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

The table below summarizes the balance of accrued facility consolidation reserve and the changes in the accrual for fiscal 2012 (in thousands):

Balance at December 31, 2011	$6,337
Payments	(6,084)
Other assumption changes	(30)
Accretion of liability	79
Balance at December 29, 2012	$302

4.  Assets Held for Sale and Net Gain on Disposition

As part of our efforts to improve our cost structure and cash flow, we closed certain facilities and designated them as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of December 29, 2012 and December 31, 2011, total assets held for sale were $1.6 million and $2.3 million, respectively, and were included in “Other current assets” in our Consolidated Balance Sheets. During fiscal 2012, we sold certain real properties held for sale, which had a total carrying value of $7.4 million, that resulted in a $9.9 million gain recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations.  During fiscal 2011, we sold certain real properties held for sale, which had a total carrying value of $4.0 million, that resulted in a $5.2 million gain recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations.  We continue to actively market the remaining properties that are held for sale. Due to the fact that as of December 29, 2012 the remaining properties are all land, depreciation expense is not impacted.

5.  Income Taxes

Our provision for (benefit from) income taxes consists of the following:

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011
	(In thousands)
Federal income taxes:
Current	$16	$(89)	$(637)
Deferred	—	—	(556)
State income taxes:
Current	334	759	(145)
Deferred	—	—	(100)
Foreign income taxes:
Current	56	317	793
Deferred	(20)	(25)	56
Provision for (benefit from) income taxes	$386	$962	$(589)

The federal statutory income tax rate was 35%. Our provision for (benefit from) income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011
	(In thousands)
Benefit from income taxes computed at the federal statutory tax rate	$(7,924)	$(13,162)	$(18,841)
Benefit from state income taxes, net of federal benefit	(866)	(1,296)	(2,153)
Valuation allowance change	8,820	14,498	18,433
Nondeductible items	484	806	3,128
Other	(128)	116	(1,156)
Provision for (benefit from) income taxes	$386	$962	$(589)

Our income before provision for income taxes for our Canadian operations was $0.1 million, $0.9 million and $1.6 million for fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

For fiscal 2012, we recognized tax expense of $0.4 million. The expense recognized for the year is primarily comprised of $0.3 million for current state income tax expense related to earnings generated on a separate company basis.

For fiscal 2011, we recognized tax expense of $1.0 million. The expense recognized for the year is primarily comprised of $0.8 million for current state income tax expense related to earnings generated on a separate company basis and $0.3 million of current income tax expense resulting from foreign income taxes.

In accordance with the intraperiod tax allocation provisions of U.S. GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In fiscal 2012 and fiscal 2011, there was no intraperiod tax allocation due to the fact that there was a loss in other comprehensive income for the period. While the income tax benefit from continuing operations is reported in our Consolidated Statements of Operations, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive loss, which is a component of stockholders’ equity.

Our financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income taxes incurred, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves, pension obligations and differences between book and tax depreciation and amortization. We record a valuation allowance against our net deferred tax assets when we determine that based on the weight of available evidence, it is more likely than not that our net deferred tax assets will not be realized.

In our evaluation of the weight of available evidence, we considered recent reported losses as negative evidence which carried substantial weight. Therefore, we considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence associated with the losses incurred. The positive evidence considered included:

●	taxable income in prior carryback years, if carryback is permitted under the tax law;

●	future reversals of existing taxable temporary differences

●	tax planning strategies; and

●	future taxable income exclusive of reversing temporary differences and carryforwards.

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

During fiscal 2012 and 2011, we weighed all available positive and negative evidence and concluded the weight of the negative evidence of a three year cumulative loss continued to outweigh the positive evidence.  Based on the conclusions reached, we continued to maintain a full valuation allowance during 2012 and 2011.

The components of our net deferred income tax assets (liabilities) are as follows:

	December 29, 2012	December 31, 2011
	(In thousands)
Deferred income tax assets:
Inventory reserves	$2,816	$3,012
Compensation-related accruals	5,838	5,979
Accruals and reserves	92	176
Accounts receivable	1,327	1,169
Restructuring costs	118	2,540
Pension	16,936	13,713
Benefit from NOL carryovers(1)	52,088	41,770
Other	695	646
Total gross deferred income tax assets	79,910	69,005
Less: Valuation allowances	(78,050)	(66,793)
Total net deferred income tax assets	$1,860	$2,212
Deferred income tax liabilities:
Intangible assets	(60)	(176)
Property and equipment	(1,065)	(1,211)
Pension	—	—
Other	(739)	(849)
Total deferred income tax liabilities	(1,864)	(2,236)
Deferred income tax assets (liabilities), net	$(4)	$(24)

(1)	Our federal and state NOL carryovers will expire over 1 to 20 years.

Activity in our deferred tax asset valuation allowance for fiscal 2012 and fiscal 2011 was as follows (in thousands):

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011
Balance at beginning of the year	$66,793	$46,528
Valuation allowance removed for taxes related to:
Income before income taxes	—	—
Valuation allowance provided for taxes related to:
Loss before income taxes	11,257	20,265
Effect of a change in judgment	—	—
Balance at end of the year	$78,050	$66,793

We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands)
Balance at January 2, 2010	$739
Increases related to current year tax positions	—
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	(62)
Settlements	—
Balance at January 1, 2011	677
Increases related to current year tax positions	—
Additions for tax positions in prior years	196
Reductions for tax positions in prior years	—
Settlements	—
Balance at December 31, 2011	873
Increases related to current year tax positions	—
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	—
Reductions due to lapse of applicable statute of limitations	(47)
Settlements	—
Balance at December 29, 2012	$826

Included in the unrecognized tax benefits at December 29, 2012 and December 31, 2011 were $0.8 million and $0.9 million, respectively, of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued an immaterial amount of interest related to these unrecognized tax benefits during 2012 and 2011, and this amount is reported in “Interest expense” in our Consolidated Statements of Operations. We do not expect our unrecognized tax benefits to change materially over the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal and most state and foreign tax authorities.

6.  Receivables

We have a diversified customer base concentrated in the building products business. Credit risk is monitored and provisions for expected losses are provided as determined necessary by management. We generally do not require collateral.

The following reflects our activity in receivables related reserve accounts:

	Beginning Balance	Expense/ (Income)	Write offs and Other, Net	Ending Balance
	(In thousands)
Fiscal 2010
Allowance for doubtful accounts and related reserves	$8,387	$2,222	$(4,894)	$5,715
Fiscal 2011
Allowance for doubtful accounts and related reserves	$5,715	$2,576	$(3,156)	$5,135
Fiscal 2012
Allowance for doubtful accounts and related reserves	$5,135	$2,034	$(2,449)	$4,720

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

The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to participants of the 2006 plan selected by our Board of Directors or a committee of the Board that administers the 2006 Plan. We reserved 12,200,000 shares of our common stock for issuance under the 2006 Plan. The terms and conditions of awards under the 2006 Plan are determined by the administrator for each grant. Awards issued under the 2006 Plan are subject to accelerated vesting in the event of a change in control as such event is defined in the 2006 Plan.  On January 10, 2012, January 18, 2012, April 18, 2012, August 6, 2012 and August 31, 2012, the Compensation Committee granted 2,025,335, 7,500, 10,000, 15,000 and 10,000 restricted shares of our common stock to certain members of our management and certain directors, respectively.  There were no stock options granted during fiscal 2012, 2011 or fiscal 2010.

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

As of December 29, 2012, there was $2.5 million of total unrecognized compensation expense related to restricted stock. The unrecognized compensation expense for restricted stock is expected to be recognized over weighted average term of 1.4 years. As of December 31, 2011, there was $2.3 million of total unrecognized compensation expense related to restricted stock.  There was no future compensation expense remaining for options as of December 29, 2012 and December 31, 2011.  As of December 29, 2012, the weighted average remaining contractual term for our options and restricted stock was 4.9 years and 1.3 years, respectively. As of December 31, 2011, the weighted average remaining contractual term for our options and restricted stock was 5.9 years and 1.2 years, respectively.  The maximum contractual term for stock options and restricted stock is 10 years and 1 to 5 years, respectively.

For fiscal 2012, fiscal 2011 and fiscal 2010, our total stock-based compensation expense was $2.8 million, $2.0 million, and $4.0 million, respectively. We also recognized related income tax benefits of $1.1 million, $0.8 million and $1.5 million, respectively which has been offset by a valuation allowance.

The total fair value of the options vested in fiscal 2011 and fiscal 2010 was $0.7 million and $1.0 million, respectively. There were no options vested in fiscal 2012.  For restricted stock, the total fair value vested in 2012, fiscal 2011 and fiscal 2010 was $2.3 million, $2.2 million and $1.5 million, respectively.

There were no stock option exercises during fiscal 2012, fiscal 2011 or fiscal 2010. We present the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow in our Consolidated Statements of Cash Flows when present.  There were no excess tax benefits in fiscal 2012, fiscal 2011 or fiscal 2010.

On December 14, 2010, the Compensation Committee approved an amendment to the 2008 Performance Share Award Agreement under the 2006 Plan.  The Amendment provides that the Company may, at the discretion of the Compensation Committee, settle grants pursuant to Performance Share Award Agreements either in (i) one share of common stock of the Company for each Performance Share (as defined in the 2006 Plan) earned or (ii) a lump sum cash payment equal to the Fair Market Value (as defined in the 2006 Plan) of one share of common stock of the Company for each Performance Share earned. The Amendment was determined to be a modification of the award and an adjustment related to the difference in fair value was recorded in fiscal 2010. The award, which impacts eight employees, was classified as a liability award and was marked to market.  On January 1, 2011, the fair value of these awards was based on the closing price of our common stock on December 31, 2010 of $3.66.  These awards were settled in cash on January 7, 2011. Our restricted stock units were also settled in cash upon vesting and were considered liability awards. Therefore, these are not included in the computation of the basic and diluted earnings per share.

The tables below summarize activity and include certain additional information related to our outstanding employee stock options for the three years ended December 29, 2012.  There have been no new employee stock option grants for the three years ended December 29, 2012.

	Shares	Weighted Average Exercise Price
Options outstanding at January 2, 2010	928,315	$6.34
Options granted	—	—
Options exercised	—	—
Options forfeited	(2,300)	14.01
Options expired	(1,200)	14.01
Options outstanding at January 1, 2011	924,815	6.31
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(19,499)	12.53
Options outstanding at December 31, 2011	905,316	6.18
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Options outstanding at December 29, 2012	905,316	6.18
Options exercisable at December 29, 2012	905,316	$6.18

	Outstanding			Exercisable
Price Range	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in Years)	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in Years)
$4.66	750,000	$4.66	5.2	750,000	$4.66	5.2
$10.29-$14.01	155,316	$13.51	3.3	155,316	$13.51	3.3
	905,316		4.9	905,316		4.9

The following tables summarize activity for our performance shares, restricted stock awards and restricted stock unit awards during fiscal 2012, fiscal 2011 and fiscal 2010:

	Restricted Stock		Performance Shares	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value	Number of Awards	Number of Awards (1)
Outstanding at January 2, 2010	1,539,129	$4.42	180,605	144,550
Granted	747,737	3.07	—	—
Increase due to assumption changes	—	—	112,955	—
Vested	(340,578)	4.49	—	—
Forfeited	(32,000)	3.47	(52,725)	(16,600)
Outstanding at January 1, 2011	1,914,288	2.67	240,835	127,950
Granted	819,240	3.14	—	—
Vested	(364,303)	6.16	(240,835)	(63,200)
Forfeited	(7,801)	3.26	—	(15,400)
Outstanding at December 31, 2011	2,361,424	3.22	—	49,350
Granted	2,067,835	1.52	—	—
Vested	(681,484)	3.39	—	(48,250)
Forfeited	(193,037)	2.76	—	(1,100)
Outstanding at December 29, 2012	3,554,738	$1.22	—	—

(1)
As the restricted stock units will be settled in cash, the fair value of these awards is marked-to-market each reporting period through the date of settlement.  During fiscal 2012 and fiscal 2011, certain restricted stock units vested and approximately $0.1 million and $0.2 million, respectively was paid out to settle these awards.

8.  Employee Benefits

Defined Benefit Pension Plans

Most of our hourly employees participate in noncontributory defined benefit pension plans, which include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law.  We believe that each multiemployer pension plan is immaterial to our financial statements and that we represent an immaterial portion of the total contributions and future obligations of these plans. Contributions to multiemployer plans are generally based on negotiated labor contracts. We contributed $1.3 million, $1.2 million, and $1.1 million to union administered multiemployer pension plans for fiscal 2012, fiscal 2011, and fiscal 2010, respectively. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.

The following tables set forth the change in projected benefit obligation and the change in plan assets for the hourly pension plan:

	December 29, 2012	December 31, 2011
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$99,425	$87,510
Service cost	1,878	2,091
Interest cost	4,885	4,609
Actuarial loss	12,183	9,029
Curtailment	—	—
Benefits paid	(4,041)	(3,814)
Projected benefit obligation at end of period	114,330	99,425
Change in plan assets:
Fair value of assets at beginning of period	63,896	68,725
Actual return (loss) on plan assets	6,758	(1,015)
Employer contributions	1,147	—
Benefits paid	(4,041)	(3,814)
Fair value of assets at end of period	67,760	63,896
Net (unfunded) status of plan	$(46,570)	$(35,529)

We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax, offset by a valuation allowance. On December 29, 2012, we measured the fair value of our plan assets and benefit obligations. As of December 29, 2012 and December 31, 2011, the net unfunded status of our benefit plan was $46.6 million and $35.5 million, respectively. These amounts were included in “Other non-current liabilities” on our Consolidated Balance Sheets. The net adjustment to other comprehensive loss for fiscal 2012, fiscal 2011, and fiscal 2010 was $8.2 million loss ($8.2 million loss, net of tax, offset by a valuation allowance), $15.0 million loss ($15.0 million loss, net of tax, offset by a valuation allowance), $1.0 million loss ($0.6 million loss, net of tax), respectively, which represents the net unrecognized actuarial (loss) gain and unrecognized prior service cost.

The increase in the unfunded obligation for the period was approximately $11.0 million and was comprised of $6.7 million of liability growth, $12.2 million of actuarial losses offset by $6.8 million of asset returns and $1.1 million of pension contributions.  The main driver of the $12.2 million of liability loss was the change in the underlying discount rate assumption which decreased from 5.02% in fiscal 2011 to 4.24% in fiscal 2012.   The net periodic pension costs also increased to $3.9 million in fiscal 2012 from $1.8 million in fiscal 2011 and were primarily driven by an increase in the unrecognized amortization of the actuarial loss attributable to the decrease in the discount rate from 5.39% in fiscal 2010 to 5.02% in 2011 and a reduction in the hourly pension plan’s expected return on plan assets due to lowering the expected rate of return from 8.25% to 7.85%.

The unfunded status and the amounts recognized on our Consolidated Balance Sheets for the hourly pension plan are set forth in the following table:

	December 29, 2012	December 31, 2011
	(In thousands)
Unfunded status	$(46,570)	$(35,529)
Unrecognized prior service cost	2	3
Unrecognized actuarial loss	37,459	29,213
Net amount recognized	$(9,109)	$(6,313)
Amounts recognized on the balance sheet consist of:
Accrued pension liability	(46,570)	(35,529)
Accumulated other comprehensive loss (pre-tax)	37,461	29,216
Net amount recognized	$(9,109)	$(6,313)

The portion of estimated net loss for the hourly pension plan that is expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year is $2.9 million. The expected amortization of prior service cost recognized into net periodic cost over the next fiscal year is immaterial.

The accumulated benefit obligation for the hourly pension plan was $111.1 million and $96.8 million at December 29, 2012 and December 31, 2011, respectively.

Net periodic pension cost for our pension plans included the following:

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011
	(In thousands)
Service cost	$1,878	$2,091	$1,992
Interest cost on projected benefit obligation	4,885	4,609	4,744
Expected return on plan assets	(4,897)	(5,505)	(4,926)
Amortization of unrecognized loss	2,077	579	494
Amortization of unrecognized prior service cost	—	—	—
Net periodic pension cost	$3,943	$1,774	$2,304

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	December 29, 2012	December 31, 2011
Projected benefit obligation:
Discount rate	4.24%	5.02%
Average rate of increase in future compensation levels	3.00%	3.00%
Net periodic pension cost
Discount rate	5.02%	5.39%
Average rate of increase in future compensation levels	3.00%	4.00%
Expected long-term rate of return on plan assets	7.85%	8.25%

Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions specified above. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates.

As indicated in the table above, we used a discount rate of 4.24% to compute the projected benefit obligation, which was determined by matching of plan liability cash flows to a portfolio of bonds.  A change in the discount rate of 25 basis points, from 4.24% to 4.49%, while holding all other assumptions constant, would have resulted in a reduction in the Company’s projected benefit obligation of approximately $3.7 million in 2012.

As indicated in the table above, we used an estimated rate of future compensation increases of 3.00% to compute the projected benefit obligation.  A change in the rate of 25 basis points, from 3.00% to 3.25%, while holding all other assumptions constant, would have resulted in an increase in the Company’s projected benefit obligation of less than $0.2 million in 2012.

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

Upon calculation of the historical risk premium for each asset class, an expected rate of return can be established based on assumed 90-day Treasury bill rates. Based on the normal asset allocation structure of the portfolio (65% equities, 30% fixed income, and 5% other) with historical compound annualized risk free rate of 4.10%, the expected overall portfolio return is 8.35% offset by 0.5% expense estimate resulting in a 7.85% net long term rate of return as of December 29, 2012.

Our percentage of fair value of total assets by asset category as of our measurement date is as follows:

Asset Category	December 29, 2012	December 31, 2011
Equity securities — domestic	56%	47%
Equity securities — international	9%	5%
Fixed income	31%	45%
Other	4%	3%
Total	100%	100%

The fair value of our plan assets by asset category as of December 29, 2012 was as follows (in thousands):

Asset Category	Level 1
Equity securities — domestic	$37,623
Equity securities — international	6,304
Fixed income	20,848
Other	2,985
Total	$67,760

The fair value of our plan assets by asset category as of December 31, 2011 was as follows (in thousands):

Asset Category	Level 1
Equity securities — domestic	$30,179
Equity securities — international	2,843
Fixed income	28,975
Other	1,899
Total	$63,896

The plan assets are valued using quoted market prices in active markets and we consider the investments to be Level 1 in the fair value hierarchy.  See Note 13 for a discussion of the levels of inputs to determine fair value.

Investment policy and strategy

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments will be to maximize the long-term real growth of fund assets, while the role of fixed income investments will be to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary. Target allocations for fiscal 2013 are 50% domestic and 15% international equity investments, 30% fixed income investments, and 5% cash. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class.

Our estimated future benefit payments reflecting expected future service are as follows (in thousands):

Fiscal Year Ending	(In thousands)
January 4, 2014	$4,642
January 3, 2015	4,832
January 2, 2016	5,010
December 31, 2016	5,319
December 30, 2017	5,670
Thereafter	32,774

The Company’s required cash contribution to the pension plan in 2012 was approximately $3.3 million.  The 2012 required contribution was comprised of approximately $1.2 million related to our 2011 minimum required contribution and approximately $2.1 million related to our 2012 minimum required contribution.  The Company’s minimum required contribution for plan year 2012 was $3.2 million.  The Company has funded the $1.2 million related to its 2011 minimum required contribution with cash in 2012.  However, in an effort to preserve additional cash for operations, we applied for a waiver from the IRS for our 2012 minimum required contribution.  The waiver is still being reviewed by the IRS.  We have not made the $2.1 million of required 2012 contributions related to the 2012 minimum required contribution.  If we are granted the requested waiver, our contributions for 2012 will be amortized over the following five years, increasing our future minimum required contributions. We are currently required to make three quarterly cash contributions during fiscal 2013 of $0.8 million per quarter related to our 2013 minimum required contribution. We are pursuing contributing personal property to the pension plan during fiscal 2013.  We will designate the contribution such that it will offset our future minimum required contribution.

Defined Contribution Plans

Our employees also participate in several defined contribution plans. Contributions to the plans are based on employee contributions and compensation. Contributions to the hourly defined contribution plan totaled $0.1 million, $0.1 million, and $0.1 million for fiscal 2012, fiscal 2011, and fiscal 2010, respectively. During fiscal 2009, we suspended the Company matching contributions to our defined salaried contribution plan as part of our cost reduction initiatives.  The Company match was reinstated on January 1, 2012. Contributions to the salaried defined contribution plan totaled $1.0 million for fiscal 2012.

9.  Inventory Reserve Accounts

The following reflects our activity for inventory reserve accounts (in thousands):

	Beginning Balance	Expense	Write-offs and Other, net	Ending Balance
Fiscal 2010
Obsolescence/damaged inventory reserve	$2,573	$667	$(1,570)	$1,670
Lower of cost or market reserve	$—	$722	$(722)	$—
Fiscal 2011
Obsolescence/damaged inventory reserve	$1,670	$2,309	$(2,487)	$1,492
Lower of cost or market reserve	$—	$—	$—	$—
Fiscal 2012
Obsolescence/damaged inventory reserve	$1,492	$3,625	$(3,991)	$1,126
Lower of cost or market reserve	$—	$—	$—	$—

10.  Revolving Credit Facilities

We have our U.S. revolving credit facility agreement (the “U.S. revolving credit facility”) with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, dated August 4, 2006, as amended.  The U.S. revolving credit facility agreement has a final maturity of January 7, 2014 and maximum available credit of $400 million.  The U.S. revolving credit facility also includes an additional $100 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $500 million.

As of December 29, 2012, we had outstanding borrowings of $169.5 million and excess availability of $86.0 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.1% at December 29, 2012.   As of December 31, 2011, we had outstanding borrowings of $93.4 million and excess availability of $115.7 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.2% at December 31, 2011.  As of December 29, 2012 and December 31, 2011, we had outstanding letters of credit totaling $4.5 million and $2.7 million, respectively, for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations. The $4.5 million in outstanding letters of credit as of December 29, 2012 does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of December 29, 2012, our U.S. revolving credit facility, as amended, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the Excess Availability Threshold.  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of December 29, 2012 and through the time of the filing of this Form 10-K, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest level of fiscal month-end availability in the last three years as of December 29, 2012 was $86.0 million, which is the excess availability as of that date.  We do not anticipate our excess availability in fiscal 2013 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

In the event that excess availability falls below $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million, the U.S. revolving credit facility gives the lenders the right to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  In addition, we would be required to maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts.  Our outstanding borrowings are not reduced by these payments unless our excess availability falls below the greater of $35 million or the amount equal to 15% of the lesser of the borrowing base or $400 million on any date or in the event of default.  Our amended U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

On January 10, 2013, we filed a registration statement on Form S-1 with the SEC for a planned rights offering of our common stock to our stockholders, which seeks to raise gross proceeds of $40 million (“the rights offering”). In connection with the rights offering we plan to distribute to our common stockholders non-transferable rights to subscribe for and purchase up to $40 million of our common stock.  The estimated net proceeds from the rights offering of approximately $39 million will be used to pay down the U.S. revolving credit facility. See subsequent events disclosed in Note 16.

The Company intends to amend and extend its $400 million U.S. revolving credit facility.  The amendment will extend the maturity by three years from the closing date.  It is expected that the maximum available credit under the U.S. revolving credit facility will be increased by $22.5 million to $422.5 million.  The amended U.S. revolving credit facility is also expected to continue to have a $100 million uncommitted accordion credit facility to potentially increase the maximum available credit to $522.5 million.  The amended U.S. revolving credit facility is expected to include covenants substantially similar to those in the existing U.S. credit facility.

The Company has engaged Wells Fargo Capital Finance (“Wells Fargo”) as sole lead arranger for the transaction.  Wells Fargo has informed the Company that it has received commitments from several financial institutions with respect to the U.S. revolving credit facility, subject to execution of satisfactory documentation and the completion of the $40 million rights offering of common stock announced on January 10, 2013. Closing is expected to occur concurrently with the completion of the rights offering of common stock.   The definitive terms of, and the obligations of BlueLinx, Wells Fargo, and/or any members of the syndicate of financial institutions to enter into such an amendment to the U.S. revolving credit facility are subject to additional discussions and negotiations among the parties, and there is no assurance that an amendment to the existing U.S. revolving credit facility will be consummated.

On July 22, 2011, we concluded an offering of our common stock to our stockholders, pursuant to which we distributed to our common stockholders transferable rights to subscribe for and purchase up to $60 million of our common stock.  The 2011 rights offering was fully subscribed and resulted in gross proceeds of approximately $60 million.  The net proceeds from the 2011 rights offering were approximately $58 million, and $56 million of the net proceeds were used to pay down the U.S. revolving credit facility.  A payment on the U.S. revolving credit facility of $50.0 million was made on July 29, 2011 and an additional payment of $6.0 million was made on August 1, 2011.

On May 10, 2011, we entered into an amendment to our U.S. revolving credit facility, which became effective on July 29, 2011 pursuant to which certain components of the borrowing base calculation and excess liquidity calculation were adjusted as part of this amendment.  The most significant of the changes included in the amendment are described in the discussion of the terms and covenants of the U.S. revolving credit facility above.

On August 12, 2011, our subsidiary BlueLinx Canada entered into the Canadian revolving credit facility with CIBC Asset-Based Lending Inc., as lender, administrative agent and the Agent.  The maturity date of this agreement is August 12, 2014.  As of December 29, 2012, we had outstanding borrowings of $1.9 million and excess availability of $2.0 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at December 29, 2012.  As of December 31, 2011, we had outstanding borrowings of $1.1 million and excess availability of $2.6 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at December 31, 2011.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of December 29, 2012 and through the time of the filing of this Form 10-K, we were in compliance with all covenants under this facility.

In conjunction with the Canadian revolving credit facility and the modification of our U.S. revolving credit facility we incurred approximately $1.0 million in debt fees that were capitalized and are being amortized over the remaining terms of each respective agreement.

We believe that the amounts available from our revolving credit facilities and other sources are sufficient to fund our routine operations and capital requirements for the next 12 months. If economic conditions, especially those related to the housing market, do not continue to improve, we may need to seek additional sources of capital to support our operations.

11.  Mortgage

We have a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 51 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wachovia Bank, National Association and both lenders securitized their Notes in separate commercial mortgage backed securities pools in 2006.

On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  In addition, on the last business day of each calendar quarter, starting with the fourth quarter of 2012, additional funds held as collateral under the mortgage agreement will be used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, will be released to the Company on the last business day of each calendar quarter through the second quarter of 2014.  All funds released pursuant to these provisions may only be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.  Under the terms of our mortgage, we are required to transfer certain funds to be held as collateral. We expect to transfer approximately $13.2 million as collateral during the next twelve month period, approximately $6.4 million of which will be used to reduce mortgage principal on a quarterly basis.  The remaining amount of approximately $6.8 million will be remitted to us on a quarterly basis for uses as indicated in the amendment.  In conjunction with the modification of our mortgage agreement we incurred approximately $0.3 million in fees that were capitalized and are being amortized over the remaining term of the mortgage.

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

During the first quarter of fiscal 2012, we sold certain parcels of excess land. As a result of the sale of one of these parcels, we increased the amount of restricted cash required to be held in connection with our mortgage by $0.3 million. In addition, during the third quarter of fiscal 2012, we sold our facility in Newark, California and increased the restricted cash related to our mortgage by $12.8 million.  This restricted cash was used to pay down the mortgage in the fourth quarter of fiscal 2012.  During fiscal 2011, we sold certain real properties that ceased operations. As a result of the sale of these properties during fiscal 2011, we increased the restricted cash related to our mortgage by $6.5 million which was used to reduce the mortgage principal in January of fiscal 2012.

The mortgage loan required interest-only payments through June 2011, at which time we began making payments on the outstanding principal balance. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2013	$8,946
2014	2,556
2015	2,725
2016	191,753
2017	—
Thereafter	—
Total	$205,980

12.  Derivatives

On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate U.S. revolving credit facility. The interest rate swap was terminated in March of 2011. Due to the termination of the swap in fiscal 2011, the fair value of the swap as of December 31, 2011 was zero. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement of Operations for the period from January 1, 2011 to October 1, 2011 were approximately $1.7 million of income and were comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.5 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero.

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

 Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage.  To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value measurements in the period are present value factors used in determining fair value and an interest rate.  At December 29, 2012, the discounted carrying value and fair value of our mortgage was $202.7 million and $202.2 million, respectively.

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

In connection with the rights offering, we plan to distribute to our common stockholders non-transferable rights to subscribe for and purchase up to $40 million of our common stock.  Cerberus ABP Investor LLC (“Cerberus”), the Company’s majority shareholder, has indicated that it intends, subject to the exercise price of the rights being set at an acceptable amount, to exercise all of the rights issued to it and to subscribe for the maximum additional shares pursuant to the over-subscription privilege that it would be entitled to purchase. However, such indication is not binding, and Cerberus is not legally obligated to do so. See subsequent events disclosed in Note 16.

15.  Commitments and Contingencies

Self-Insurance

It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, and auto liability is limited to $0.8 million and $2.0 million, respectively. Our self-insured retention for each claim involving comprehensive general liability (including product liability claims) is limited to $0.8 million.  We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property, excluding natural catastrophes  ($0.1 million per occurrence), Director and Officer ($0.8 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At December 29, 2012 and December 31, 2011, the self-insurance reserves totaled $7.2 million and $7.6 million, respectively. We incurred $10.7 million in expense and $11.1 million in payments, net of reimbursements in fiscal 2012 related to our workers compensation, auto, general liability and health and welfare reserves. We incurred $12.8 million in expense and payments, net of reimbursements in fiscal 2011 related to our workers compensation, auto, general liability and health and welfare reserves.

Operating Leases

Total rental expense was approximately $4.8 million, $4.8 million, and $5.0 million for fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

At December 29, 2012, our total commitments under long-term, non-cancelable operating leases were as follows (in thousands):

2013	$4,488
2014	3,943
2015	3,354
2016	3,394
2017	3,016
Thereafter	2,786
Total	$20,981

Certain of our operating leases have extension options and escalation clauses.

Capital Leases

We entered into certain capital leases for trucks and trailers during fiscal 2012, fiscal 2011 and fiscal 2010.  As of December 29, 2012, the basis and net book value of assets under capital leases was $10.3 million and $9.3 million, respectively.  As of December 31, 2011, the basis and net book value of assets under capital leases was $5.0 million and $4.0 million, respectively.  As of January 1, 2011, the basis and net book value of assets under capital leases was $1.9 million and $1.6 million, respectively.  Depreciation expense for capital leases is included in the total depreciation expense disclosed above.

At December 29, 2012, our total commitments under long-term, non-cancelable capital leases were as follows (in thousands):

	Principal	Interest
2013	$1,188	$347
2014	1,237	278
2015	1,292	206
2016	1,238	131
2017	709	71
Thereafter	727	26
Total	$6,391	$1,059

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

Collective Bargaining Agreements

As of December 29, 2012, approximately 30% of our employees were represented by various labor unions.  As of December 29, 2012, we had 42 collective bargaining agreements, of which 10, covering approximately 132 total employees, are up for renewal in fiscal 2013.  We consider our relationship with our employees generally to be good.

16.  Subsequent Events

On January 10, 2013, we filed a registration statement on Form S-1 with the SEC for a planned rights offering of our common stock to our stockholders, which seeks to raise gross proceeds of $40 million. In connection with the rights offering, we plan to distribute to our common stockholders non-transferable rights to subscribe for and purchase up to $40 million of our common stock.  Cerberus, the Company’s majority stockholder, has indicated that it intends, subject to the exercise price of the rights being set at an acceptable amount, to exercise all of the rights issued to it and to subscribe for the maximum additional shares pursuant to the over-subscription privilege that it would be entitled to purchase. However, such indication is not binding, and Cerberus is not legally obligated to do so.  We anticipate that the record date and the subscription price will be determined on or about the time the SEC declares our registration statement effective.  The distribution of rights and commencement of the rights offering is expected to occur promptly following the effectiveness of that registration statement.

We are not aware of any additional significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

17.  Accumulated Other Comprehensive Loss

Comprehensive income (loss) is a measure of income which includes both net loss and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into our Consolidated Statements of Operations. Accumulated other comprehensive loss is separately presented on our Consolidated Balance Sheets as part of common stockholders’ (deficit) equity. Other comprehensive income (loss) was $(8.1) million, $(14.5) million, and $1.0 million for fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

For fiscal 2012 and 2011, there was no tax effect for any other comprehensive income (loss) items due to the fact that there was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.  For fiscal 2010, other comprehensive income (loss) included tax benefits of $0.4 million related to our pension plan (see Note 8). Income tax expense recorded in other comprehensive income (loss) related to foreign currency translation was $(0.2) million for fiscal 2010.  Other comprehensive income (loss) for fiscal 2010 included tax expense of $(0.8) million related to our interest rate swap (see Note 12).  Other comprehensive income (loss) did not include tax benefit (expense) related to our interest rate swap for other periods presented as the swap expired in March of fiscal 2011.

The accumulated balances for each component of other comprehensive income (loss) were as follows (in thousands):

	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended January 1, 2011
Foreign currency translation adjustment, net of tax	$1,797	$1,694	$1,786
Unrealized loss from pension plan, net of tax	(32,051)	(23,806)	(8,837)
Unrealized income (loss) from cash flow hedge, net of tax	212	212	(307)
Accumulated other comprehensive loss	$(30,042)	$(21,900)	$(7,358)

18.  Unaudited Selected Quarterly Financial Data

Our fiscal year is a 52 or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal 2012, fiscal 2011, and fiscal 2010 each contained 52 weeks.  Our fiscal quarters are based on a 5-4-4 week period.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Three Months Ended March 31, 2012(a)	Three Months Ended April 2, 2011(b)	Three Months Ended June 30, 2012(c)	Three Months Ended July 2, 2011(d)	Three Months Ended September 29, 2012(e)	Three Months Ended October 1, 2011(f)	Three Months Ended December 29, 2012(g)	Three Months Ended December 31, 2011(h)
	(In thousands, except per share amounts)
Net sales	$453,708	$390,604	$517,026	$500,810	$496,810	$472,898	$440,298	$391,119
Gross profit	54,232	46,269	63,188	57,645	60,531	58,278	52,119	47,957
Operating expenses:
Selling, general and administrative	56,644	55,668	57,564	56,290	57,307	56,599	54,842	51,926
Gain on modification of lease agreement	—	—	—	—	—	(1,971)	—	—
Gain from property insurance settlement	—	—	(476)	—		(1,230)	—	(203)

(Gain) loss from sale of properties	(578)	(7,222)	48	283	(9,151)	—	(204)	(3,665)
Restructuring and other charges	—	—	—	207	—	1,139	—	36

Depreciation and amortization	2,260	2,938	2,187	2,624	2,106	2,559	2,012	2,441
Operating (loss) income	(4,094)	(5,115)	3,865	(1,759)	10,269	1,182	(4,531)	(2,578)
Non-operating expenses:
Interest expense	6,782	8,986	7,325	7,730	7,294	6,963	6,756	6,831
Changes associated with ineffective interest rate swap	—	(1,676)	—	—	—	—	—	—
Other (income) expense	(62)	15	49	134	(16)	333	22	19
(Benefit from) provision for income taxes	(3,969)	(4,916)	(1,157)	(3,556)	1,078	(2,265)	(4,305)	(2,873)
Tax valuation allowance	4,174	4,802	1,354	3,714	(1,155)	2,359	4,366	3,697
Net (loss) income	$(11,019)	$(12,326)	$(3,706)	$(9,781)	$3,068	$(6,208)	$(11,370)	$(10,252)

(a)
During the three months ended March 31, 2012, basic and diluted weighted average shares were 60,002,836. Total share-based awards of 4,519,590 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(b)
During the three months ended April 2, 2011, basic and diluted weighted average shares were 30,843,732. Total share-based awards of 3,096,843 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(c)
During the three months ended June 30, 2012, basic and diluted weighted average shares were 60,097,558. Total share-based awards of 4,515,590 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(d)
During the three months ended July 2, 2011, basic and diluted weighted average shares were 31,062,794. Total share-based awards of 3,079,540 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(e)	During the three months ended September 29, 2012, basic and diluted weighted average shares were 60,098,691.

(f)
During the three months ended October 1, 2011, basic and diluted weighted average shares were 51,182,748. Total share-based awards of 3,076,739 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(g)
During the three months ended December 29, 2012, basic and diluted weighted average shares were 60,118,183, respectively. Total share-based awards of 4,460,054 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(h)
During the three months ended December 31, 2011, basic and diluted weighted average shares were 59,659,984, respectively. Total share-based awards of 3,266,740 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

19.  Supplemental Condensed Consolidating Financial Statements

The condensed consolidating financial information as of December 29, 2012 and December 31, 2011 and for fiscal 2012, fiscal 2011, and fiscal 2010 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see Note 10, Revolving Credit Facility, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated/combining financial statements are fifty-six single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation. Certain changes have been made to the prior year presentation to conform to the current year presentation.

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended December 29, 2012 follows (in thousands):
	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,907,842	$28,330	$(28,330)	$1,907,842
Cost of sales	—	1,677,772	—	—	1,677,772
Gross profit	—	230,070	28,330	(28,330)	230,070
Operating expenses (income):
Selling, general and administrative	3,940	250,098	(9,712)	(28,330)	215,996
Depreciation and amortization	—	5,040	3,525	—	8,565
Total operating expenses (income)	3,940	255,138	(6,187)	(28,330)	224,561
Operating (loss) income	(3,940)	(25,068)	34,517	—	5,509
Non-operating expenses:
Interest expense	—	12,159	15,998	—	28,157
Other expense (income), net	—	10	(17)	—	(7)
(Loss) income before (benefit from) provision for income taxes	(3,940)	(37,237)	18,536	—	(22,641)
(Benefit from) provision for income taxes	386		—	—	386
Equity in (loss) income of subsidiaries	(18,701)	—	—	18,701	—
Net (loss) income	$(23,027)	$(37,237)	$18,536	$18,701	$(23,027)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended December 31, 2011 follows (in thousands):

	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,755,431	$29,665	$(29,665)	$1,755,431
Cost of sales	—	1,545,282	—	—	1,545,282
Gross profit	—	210,149	29,665	(29,665)	210,149
Operating expenses (income):
Selling, general and administrative	3,728	244,398	(10,604)	(29,665)	207,857
Depreciation and amortization	—	6,790	3,772	—	10,562
Total operating expenses (income)	3,728	251,188	(6,832)	(29,665)	218,419
Operating (loss) income	(3,728)	(41,039)	36,497	—	(8,270)
Non-operating expenses:
Interest expense	—	12,528	17,982	—	30,510
Changes associated with ineffective interest rate swap	—	(1,676)	—	—	(1,676)
Other expense (income), net	—	516	(15)	—	501
(Loss) income before (benefit from) provision for income taxes	(3,728)	(52,407)	18,530	—	(37,605)
(Benefit from) provision for income taxes	459	503	—	—	962
Equity in (loss) income of subsidiaries	(34,380)	—	—	34,380	—
Net (loss) income	$(38,567)	$(52,910)	$18,530	$34,380	$(38,567)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 1, 2011 follows (in thousands):

	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,804,418	$29,825	$(29,825)	$1,804,418
Cost of sales	—	1,593,745	—	—	1,593,745
Gross profit	—	210,673	29,825	(29,825)	210,673
Operating expenses (income):
Selling, general and administrative	9,663	241,152	195	(29,825)	221,185
Depreciation and amortization	—	9,524	3,841	—	13,365
Total operating expenses (income)	9,663	250,676	4,036	(29,825)	234,550
Operating (loss) income	(9,663)	(40,003)	25,789	—	(23,877)
Non-operating expenses:
Interest expense	—	14,780	19,008	—	33,788
Changes associated with ineffective interest rate swap	—	(4,603)	—	—	(4,603)
Write-off of debt issuance costs	—	183	—	—	183
Other expense, net	—	576	11	—	587
(Loss) income before (benefit from) provision for income taxes	(9,663)	(50,939)	6,770	—	(53,832)
(Benefit from) provision for income taxes	107	(696)	—	—	(589)
Equity in (loss) income of subsidiaries	(43,473)	—	—	43,473	—
Net (loss) income	$(53,243)	$(50,243)	$6,770	$43,473	$(53,243)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$28	$5,160	$—	$—	$5,188
Receivables	—	157,465	—	—	157,465
Inventories	—	230,059	—	—	230,059
Other current assets	1,596	17,790	41	—	19,427
Intercompany receivable	73,981	28,814	—	(102,795)	—
Total current assets	75,605	439,288	41	(102,795)	412,139
Property and equipment:
Land and land improvements	—	3,250	39,870	—	43,120
Buildings	—	10,213	83,857	—	94,070
Machinery and equipment	—	78,674	—	—	78,674
Construction in progress	—	1,173	—	—	1,173
Property and equipment, at cost	—	93,310	123,727	—	217,037
Accumulated depreciation	—	(71,583)	(30,101)	—	(101,684)
Property and equipment, net	—	21,727	93,626	—	115,353
Investment in subsidiaries	(67,053)	—	—	67,053	—
Non-current deferred income tax assets, net	—	445	—	—	445
Other non-current assets	—	10,646	6,153	—	16,799
Total assets	$8,552	$472,106	$99,820	$(35,742)	$544,736
Liabilities:
Current liabilities:
Accounts payable	$203	$77,257	$390	$—	77,850
Bank overdrafts	—	35,384	—	—	35,384
Accrued compensation	127	6,043	—	—	6,170
Current maturities of long-term debt	—	—	8,946	—	8,946
Deferred income tax liabilities, net	—	449	—	—	449
Other current liabilities	—	9,831	1,106	—	10,937
Intercompany payable	28,814	73,981	—	(102,795)	—
Total current liabilities	29,144	202,945	10,442	(102,795)	139,736
Non-current liabilities:
Long-term debt	—	171,412	197,034	—	368,446
Other non-current liabilities	—	57,146	—	—	57,146
Total liabilities	29,144	431,503	207,476	(102,795)	565,328
Stockholders’ (deficit) equity/Parent’s Investment	(20,592)	40,603	(107,656)	67,053	(20,592)
Total liabilities and (deficit) equity	$8,552	$472,106	$99,820	$(35,742)	$544,736

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 31, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$27	$4,871	$—	$—	$4,898
Receivables	—	138,872	—	—	138,872
Inventories	—	185,577	—	—	185,577
Other current assets	498	17,882	8,761	—	27,141
Intercompany receivable	67,041	18,482	—	(85,523)	—
Total current assets	67,566	365,684	8,761	(85,523)	356,488
Property and equipment:
Land and land improvements	—	2,938	46,624	—	49,562
Buildings	—	10,463	85,189	—	95,652
Machinery and equipment	—	75,508	—	—	75,508
Construction in progress	—	741	—	—	741
Property and equipment, at cost	—	89,650	131,813	—	221,463
Accumulated depreciation	—	(70,426)	(27,909)	—	(98,335)
Property and equipment, net	—	19,224	103,904	—	123,128
Investment in subsidiaries	(40,549)	—	—	40,549	—
Non-current deferred income tax assets, net	—	358	—	—	358
Other non-current assets	—	14,747	9,194	—	23,941
Total assets	$27,017	$400,013	$121,859	$(44,974)	$503,915
Liabilities:
Current liabilities:
Accounts payable	$161	$68,639	$1,428	$—	70,228
Bank overdrafts	—	22,364	—	—	22,364
Accrued compensation	—	4,496	—	—	4,496
Current maturities of long-term debt	—	—	9,046	—	9,046
Deferred income tax liabilities, net	—	382	—	—	382
Other current liabilities	—	15,205	1,353	—	16,558
Intercompany payable	18,482	67,041	—	(85,523)	—
Total current liabilities	18,643	178,127	11,827	(85,523)	123,074
Non-current liabilities:
Long-term debt	—	94,488	234,207	—	328,695
Other non-current liabilities	—	43,772	—	—	43,772
Total liabilities	18,643	316,387	246,034	(85,523)	495,541
Stockholders’ equity (deficit)/Parent’s Investment	8,374	83,626	(124,175)	40,549	8,374
Total liabilities and equity (deficit)	$27,017	$400,013	$121,859	$(44,974)	$503,915

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(23,027)	$(37,237)	$18,536	$18,701	$(23,027)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	5,040	3,525	—	8,565
Amortization of debt issue costs	—	2,471	1,275	—	3,746
Gain from sale of properties	—	—	(9,885)	—	(9,885)
Gain from property insurance settlement	—	—	(476)	—	(476)
Vacant property charges, net	—	(30)	—	—	(30)
Payments on modification of lease agreement	—	(5,875)	—	—	(5,875)
Deferred income tax benefit	—	(20)	—	—	(20)
Share-based compensation	528	2,269	—	—	2,797
Decrease in restricted cash related to the ineffective interest swap, insurance, and other	—	695	—	—	695
Equity (deficit) in earnings of subsidiaries	18,701	—	—	(18,701)	—
Changes in assets and liabilities:
Receivables	—	(18,593)	—	—	(18,593)
Inventories	—	(44,482)	—	—	(44,482)
Accounts payable	42	8,619	389	—	9,050
Changes in other working capital	(971)	1,751	942		1,722
Intercompany receivable	(6,940)	(10,332)	—	17,272	—
Intercompany payable	10,332	6,940	—	(17,272)	—
Other	—	3,066	(1,503)	—	1,563
Net cash (used in) provided by operating activities	(1,335)	(85,718)	12,803	—	(74,250)
Cash flows from investing activities:
Investment in subsidiaries	1,862	154	(2,016)	—	—
Property, plant and equipment investments	—	(2,826)		—	(2,826)
Proceeds from disposition of assets	—	997	18,198	—	19,195
Net cash provided by (used in) investing activities	1,862	(1,675)	16,182	—	16,369
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(526)	—	—	—	(526)
Repayments on revolving credit facilities	—	(473,349)	—	—	(473,349)
Borrowings on revolving credit facilities	—	550,270	—	—	550,270
Principal payments on mortgage	—	—	(37,272)	—	(37,272)
Payments on capital lease obligations	—	(2,259)	—	—	(2,259)
Increase in bank overdrafts	—	13,020	—	—	13,020
Decrease in restricted cash related to the mortgage	—	—	9,970	—	9,970
Debt financing costs	—	—	(1,683)	—	(1,683)
Net cash provided by (used in) financing activities	(526)	87,682	(28,985)	—	58,171
Increase in cash	1	289	—	—	290
Cash and cash equivalents balance, beginning of period	27	4,871	—	—	4,898
Cash and cash equivalents balance, end of period	$28	$5,160	$—	$—	$5,188
Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$37	$(545)	$—	$(508)
Interest paid during the period	$—	$9,309	$14,979	$—	$24,288

Noncash transactions:
Capital leases	$—	$5,238	$—	$—	$5,238

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 31, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(38,567)	$(52,910)	$18,530	$34,380	$(38,567)
Adjustments to reconcile net (loss) income to cash provided by (used in) operations:
Depreciation and amortization	—	6,790	3,772	—	10,562
Amortization of debt issue costs	—	1,983	957	—	2,940
Gain from sale of properties	—	—	(10,604)	—	(10,604)
Gain from property insurance settlement	—	—	(1,230)	—	(1,230)
Changes associated with ineffective interest rate swap	—	(1,676)	—	—	(1,676)
Vacant property charges, net	—	(291)	—	—	(291)
Gain on modification of lease agreement	—	(1,971)	—	—	(1,971)
Deferred income tax benefit	—	(25)	—	—	(25)
Share-based compensation	—	1,602	372	—	1,974
Decrease in restricted cash related to the ineffective interest swap, insurance, and other	—	987	—	—	987
Equity in earnings of subsidiaries	34,380	—	—	(34,380)	—
Changes in assets and liabilities:
Receivables	—	(19,670)	—	—	(19,670)
Inventories	—	2,673	—	—	2,673
Accounts payable	102	5,871	—	—	5,973
Changes in other working capital	167	530	172	(1,244)	(375)
Intercompany receivable	(9,829)	(9,727)	—	19,556	—
Intercompany payable	9,218	9,094	—	(18,312)	—
Other	—	1,244	(2,276)	—	(1,032)
Net cash provided by (used in) operating activities	(4,529)	(55,496)	9,693	—	(50,332)
Cash flows from investing activities:
Investment in subsidiaries	(54,349)	55,209	(860)	—	—
Property, plant and equipment investments	—	(3,203)	(3,330)	—	(6,533)
Proceeds from sale of assets	—	504	17,851	—	18,355
Net cash (used in) provided by investing activities	(54,349)	52,510	13,661	—	11,822
Cash flows from financing activities:
Repayments on revolving credit facilities	—	(478,630)	—	—	(478,630)
Borrowings on revolving credit facilities	—	475,918	—	—	475,918
Principal payments on mortgage	—	—	(42,416)	—	(42,416)
Payments on capital lease obligations	—	(1,440)	—	—	(1,440)
Decrease in bank overdrafts	—	(725)	—	—	(725)
Decrease in restricted cash related to the mortgage	—	—	20,604	—	20,604
Debt financing costs	—	(1,179)	(1,542)	—	(2,721)
Proceeds from stock offering less expenses paid	58,521	—	—	—	58,521
Net cash provided by (used in) financing activities	58,521	(6,056)	(23,354)	—	29,111
Decrease in cash	(357)	(9,042)	—	—	(9,399)
Cash and cash equivalents balance, beginning of period	384	13,913	—	—	14,297
Cash and cash equivalents balance, end of period	$27	$4,871	$—	$—	$4,898
Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$231	$(253)	$—	$(22)
Interest paid during the period	$—	$10,783	$17,315	$—	$28,098

Noncash transactions:
Capital leases	$—	$3,131	$—	$—	$3,131

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 1, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(53,243)	$(50,243)	$6,770	$43,473	$(53,243)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	9,854	3,511	—	13,365
Amortization of debt issue costs	—	1,298	665	—	1,963
Payments from terminating the G-P Supply Agreement	—	4,706	—	—	4,706
Changes associated with ineffective interest rate swap	—	(4,603)	—	—	(4,603)
Write-off of debt issuance costs	—	183	—	—	183
Vacant property charges, net	—	53	—	—	53
Deferred income tax provision (benefit)	910	1,041	(2,551)	—	(600)
Share-based compensation	1,856	2,122	—	—	3,978
Decrease in restricted cash related to the ineffective interest swap, insurance, and other	—	6,556	—	—	6,556
Equity in earnings of subsidiaries	43,473	—	—	(43,473)	—
Changes in assets and liabilities:
Receivables	—	145	—	—	145
Inventories	—	(15,065)	—	—	(15,065)
Accounts payable	21	(1,812)	—	—	(1,791)
Changes in other working capital	279	15,267	(94)	—	15,452
Intercompany receivable	8,598	(3,453)	—	(5,145)	—
Intercompany payable	6,122	(6,356)	(4,911)	5,145	—
Other	(47)	(1,394)	481	—	(960)
Net cash provided by (used in) operating activities	7,969	(41,701)	3,871	—	(29,861)
Cash flows from investing activities:
Investment in subsidiaries	(7,034)	—	7,034	—	—
Property, plant and equipment investments	—	(4,140)	—	—	(4,140)
Proceeds from disposition of assets	—	711	—	—	711
Net cash (used in) provided by investing activities	(7,034)	(3,429)	7,034	—	(3,429)
Cash flows from financing activities:
Repurchase of common stock	(583)	—	—	—	(583)
Repayments on revolving credit facility	—	(466,219)	—	—	(466,219)
Borrowings on revolving credit facility	—	507,419	—	—	507,419
Debt financing costs	—	(6,521)	—	—	(6,521)
Decrease in bank overdrafts	—	(4,143)	—	—	(4,143)
Increase in restricted cash related to the mortgage	—	—	(11,201)	—	(11,201)
Payments on capital lease obligations	—	(629)	—	—	(629)
Other	—	7	—	—	7
Net cash (used in) provided by financing activities	(583)	29,914	(11,201)	—	18,130
Increase (decrease) in cash	352	(15,216)	(296)	—	(15,160)
Cash and cash equivalents balance, beginning of period	32	29,129	296	—	29,457
Cash and cash equivalents balance, end of period	$384	$13,913	$—	$—	$14,297
Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$20,098	$(115)	$—	$19,983
Interest paid during the period	$—	$13,280	$18,395	$—	$31,675

Noncash transactions:
Capital leases	$—	$1,889	$—	$—	$1,889

The condensed consolidating statement of stockholders’ (deficit) equity for BlueLinx Holdings Inc. for fiscal 2010, fiscal 2011 and fiscal 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Balance, January 2, 2010	$50,820	$142,363	$(154,118)	$11,755	$50,820
Net income (loss)	(53,243)	(50,243)	6,770	43,473	(53,243)
Foreign currency translation adjustment, net of tax	336	336	—	(336)	336
Unrealized loss from pension plan, net of tax	(616)	(616)	—	616	(616)
Unrealized gain from cash flow hedge, net of tax	1,297	1,297	—	(1,297)	1,297
Issuance of restricted stock	7	—	—	—	7
Repurchase of restricted stock	(583)	—	—	—	(583)
Compensation related to share-based grants	3,876	—	—	—	3,876
Reclassification of equity award to liability	(903)	—	—	—	(903)

Net transactions with the Parent	—	1,136	7,034	(8,170)	—
Balance, January 1, 2011	$991	$94,273	$(140,314)	$46,041	$991
Net income (loss)	(38,567)	(52,910)	18,530	34,380	(38,567)
Foreign currency translation adjustment, net of tax	(92)	(92)	—	92	(92)
Unrealized loss from pension plan, net of tax	(14,969)	(14,969)	—	14,969	(14,969)
Unrealized gain from cash flow hedge, net of tax	519	519	—	(519)	519
Issuance of restricted stock, net of forfeitures	7	—	—	—	7
Issuance of stock related to the rights offering, net of expenses	58,521	—	—	—	58,521
Compensation related to share-based grants	2,158	—	—	—	2,158
Impact of net settled shares for vested grants	(194)	—	—	—	(194)

Net transactions with the Parent	—	56,805	(2,391)	(54,414)	—

Balance, December 31, 2011	$8,374	$83,626	$(124,175)	$40,549	$8,374
Net income (loss)	(23,027)	(37,237)	18,536	18,701	(23,027)
Foreign currency translation adjustment, net of tax	103	103	—	(103)	103
Unrealized loss from pension plan, net of tax	(8,245)	(8,245)	—	8,245	(8,245)
Issuance of restricted stock, net of forfeitures	19	19	—	(19)	19
Compensation related to share-based grants	2,730	—	—	—	2,730
Impact of net settled shares for vested grants	(526)	—	—	—	(526)
Other	(20)	—	—	—	(20)

Net transactions with the Parent	—	2,337	(2,017)	(320)	—
Balance, December 29, 2012	$(20,592)	$40,603	$(107,656)	$67,053	$(20,592)

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 29, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12 (a) of the NYSE Listed Company Manual, our Chief Executive Officer filed a certification with the NYSE on June 18, 2012 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.  On November 6, 2012, our Chief Executive Officer filed an interim written affirmation with the NYSE reporting that the Company was out of compliance with the NYSE’s Corporate governance listing standards due to only having two directors on the Company’s Audit Committee (following the resignation of Charles H. McElrea), rather than the three directors required by Section 303A.07(a) of the NYSE Listed Company Manual.  On February 14, 2013, the Board affirmatively determined Mr. M. Richard Warner to be independent.  Mr. Warner joined the Audit Committee as the third director on the Company’s Audit Committee, bringing the Company back into compliance with Section 303A.07(a) of the NYSE Listed Company Manual.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age and position with our company of each of our executive officers and directors as of February 20, 2013. Their respective backgrounds are described in the text following the table.

Name	Age	Position
Howard S. Cohen	66	Chairman of the Board of Directors (Director since September 2007, Chairman since March 2008)
George R. Judd	51	President, Chief Executive Officer and Director (since October 2008)
H. Douglas Goforth	49	Senior Vice President, Chief Financial Officer and Treasurer (Since February 2008)
Ned M. Bassil	47	Chief Supply Chain Officer (since December 2011)
Sara E. Epstein	35	Vice President, General Counsel and Corporate Secretary (since February 2013)
Richard S. Grant	66	Director (since 2005)
Steven F. Mayer	53	Director (since 2004)
Alan H. Schumacher	66	Director (since 2004)
Ronald E. Kolka	53	Director (since August 2012)
M. Richard Warner	61	Director (since 2008)

Executive Officers

George R. Judd has served as our Chief Executive Officer since October 2008 and as our President and Chief Operating Officer since May 2004. Mr. Judd has also served as a member of our board since October 2008. Previously, he worked for Georgia-Pacific Corporation in a variety of positions managing both inside and outside sales, national accounts and most recently as Vice President of Sales and Eastern Operations since 2002. From 2000 until 2002, Mr. Judd worked as Vice President of the North and Midwest regions of the Distribution Division. He served as Vice President of the Southeast region from 1999 to 2000. Mr. Judd serves on the board of directors of Snappy Air Distribution Products, Inc. and on the advisory board of DocuSign Inc. Mr. Judd formerly served on the board of the Building Products Institute in Washington, D.C., and he is past Chair of the National Lumber & Building Material Dealers Association. He graduated from Western Connecticut State University in 1984 with a Bachelor’s degree in Marketing.

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

Ned M. Bassil has served as our Senior Vice President, Chief Supply Chain Officer since December 2011. Prior to that, Mr. Bassil was a Senior Partner at a Bahou Heritage, a boutique firm providing large industrial clients with customized advisory services, from 2006 to 2007 and from 2009 to 2011. Mr. Bassil held the role of Group CEO at Azadea Holdings from 2008 to 2009, overseeing operations at over 350 retail outlets in 12 countries in Europe, the Middle East, & Africa, in the areas of Fashion, Food & Beverage, and Home Furnishings, in addition to Real Estate development activities. Mr. Bassil also held a number of senior management roles such as VP Global Operations, Senior VP Operations, and General Manager at Black & Decker from 2004 to 2005, and Philips Electronics from 1998 to 2004 in durable consumer goods, consumer electronics, and lighting.  He also held various operating roles at Allied Signal (Honeywell) from 1993 to 1998 in the automotive industry, including Director of Operational Excellence at Allied Signal from 1996 to 1998, overseeing the Black Belt deployment within the Automotive Products Group. Mr. Bassil received his Masters of Business Administration in Finance from the Wharton School at the University of Pennsylvania, a Masters in Engineering fromYoungstown State University, and a Bachelor of Science in Electrical Engineering from Youngstown State University.

Sara E. Epstein has served as our Vice President, General Counsel and Corporate Secretary since February 2013, and our Senior Counsel and Corporate Secretary since March 2010. Prior to joining us, Ms. Epstein was an attorney with Jones Day. Ms. Epstein received a Juris Doctor degree from Tulane University and a Bachelor of Arts degree from Tufts University.

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

Richard S. Grant has served as a member of our Board since December 2005. Previously, Mr. Grant served as a director of The BOC Group plc, until his retirement in 2002. Over 30 years of service with The BOC Group, Mr. Grant held various management positions, most recently as Chief Executive of BOC Process Gas Solutions, Chairman of CNC sa, a Mexican joint venture company, and he had group responsibility for Technology, Latin America and Continental Europe. Previous responsibilities included service as the BOC Regional Director for South Pacific/South Asia, Chairman of Elgas Ltd, an Australian LPG distributor, and before that as President of Ohmeda Medical Devices and Chief Executive Officer of Glasrock Home Healthcare Inc. Mr. Grant currently serves on the Board of Compass Minerals International Inc, where he is lead director, a member of the audit committee and the compensation committee, and was previously a member of the nominating corporate governance committee, of which he was Chairman. Mr. Grant previously served as a director of Distributed Energy Systems Corporation from 2006 to 2007.

Mr. Grant’s experience managing distribution businesses, leadership experience, international board experience, transactional experience, financial expertise, experience as an officer and director of public companies, independence and his performance as one of our Board members make him a valuable member of our Board.

Steven F. Mayer has served as a member of our Board since May 2004. He has been Senior Managing Director or Managing Director of Cerberus California, LLC and predecessor entities since November 2002 and also serves as Co-Head of Private Equity at Cerberus. Prior to joining Cerberus in 2002 and since 2001, Mr. Mayer was an Executive Managing Director of Gores Technology Group. Prior to joining Gores, from 1996 to 2001, Mr. Mayer was a Managing Director of Libra Capital Partners, L.P. From 1994 until 1996, Mr. Mayer was a Managing Director of Aries Capital Group, LLC, a private equity investment firm that he co-founded. From 1992 until 1994, Mr. Mayer was a principal with Apollo Advisors, L.P. and Lion Advisors, L.P., affiliated private investment firms. Prior to that time, Mr. Mayer was an attorney with Sullivan & Cromwell. Mr. Mayer is a member of the boards of directors of Grifols, S.A., YP Holdings, LLC, TransCentra, Inc., Spyglass Entertainment Holdings, LLC and Innkeepers USA, LLC. Mr. Mayer received his A.B., cum laude, from Princeton University and his juris doctor degree, magna cum laude, from Harvard Law School.

Mr. Mayer’s financial expertise, management advisory expertise, experience as a director of public companies, relationship with our largest stockholder and his performance as one of our Board members make him a valuable member of our Board.

Alan H. Schumacher has served as a member of our Board since May 2004. He is a director of Noranda Aluminum Holding Corporation, North American Bus Industries, Inc., School Bus Holdings Inc. and Quality Distribution Inc. He is also a member of the board of managers of Quality Distribution LLC. Mr. Schumacher was a director of Anchor Glass Container Inc. from 2003 to 2006, and of Equable Ascent Financial, LLC from December 2009 through February 27, 2012. Mr. Schumacher was a member of the Federal Accounting Standards Advisory Board from 2002 through June, 2012. Mr. Schumacher has 23 years of experience working in various positions at American National Can Corporation and American National Can Group, where, from 1997 until his retirement in 2000, he served as Executive Vice President and Chief Financial Officer and, from 1988 through 1996, he served as Vice President, Controller and Chief Accounting Officer.

Mr. Schumacher’s financial expertise (including his qualification as an audit committee financial expert), experience in the oversight of financial reporting and internal controls, experience as an officer and director of public companies, independence and his performance as one of our Board members make him a valuable member of our Board.

Ronald E. Kolka has served as a member of our Board since August 16, 2012.  Mr. Kolka has been a Senior Operating Executive at Cerberus Operations and Advisory Company, LLC (“COAC”) since January 5, 2012.  Prior to his tenure with COAC, Mr. Kolka was Executive Vice President and Chief Financial Officer of Chrysler LLC beginning in 2007.  Mr. Kolka joined Chrysler Corporation in 1986.

Mr. Kolka’s financial and management expertise, his relationship with our largest stockholder and his performance as one of our Board members make him a valuable member of our Board.

M. Richard Warner has served as a member of our Board since March 2008. Mr. Warner served as a consultant for Cerberus Capital Management, L.P., or Cerberus, from May 2007 through June 2011. Prior to his work with Cerberus, Mr. Warner was employed for more than 20 years in a variety of capacities at Temple-Inland Inc., most recently as a Senior Advisor during 2006, President from 2003 to 2005, Vice President & Chief Administrative Officer from 1999 to 2003 and Vice President & General Counsel from 1994 to 2002. Prior to joining Temple-Inland, Mr. Warner was a commercial lawyer in private practice. Mr. Warner currently serves on the boards of Balcones Resources Inc. He was a director of Equable Ascent Financial, LLC, a Cerberus portfolio company from 2007 to February 27, 2012. Mr. Warner received his BBA degree, magna cum laude, from Baylor University and his Juris Doctor degree from Baylor University Law School.

Mr. Warner’s financial expertise, management advisory expertise, experience as a director and officer of public companies, industry knowledge and experience, relationship with our largest stockholder and his performance as one of our Board members make him a valuable member of our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and beneficial owners of more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such reports received by us with respect to transactions during 2012, or written representations from certain reporting persons, we believe that our directors, officers and persons who own more than 10% of our equity securities have complied with all applicable filing requirements for 2012.

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

Communications with the Board of Directors

Stockholders and other interested parties who wish to send communications, including recommendations for director nominees, to our Board or any individual director may do so by writing to the Board of Directors, in care of our secretary, at our principal executive offices, BlueLinx Holdings Inc., attn: Corporate Secretary, 4300 Wildwood Parkway, Atlanta, Georgia 30339. Your letter should indicate whether you are a stockholder. Depending on the subject matter, our Corporate Secretary will, as appropriate:

●	forward the communication to the director to whom it is addressed or, in the case of communications addressed to the Board of Directors generally, to the chairman;

●	attempt to handle the inquiry directly where it is a request for information about us; or

●	not forward the communication if it is primarily commercial in nature or if it relates to an improper topic.

Communications from interested parties that are complaints or concerns relating to financial and accounting methods, internal accounting controls or auditing matters should be sent to the chairman of the Audit Committee, following the procedures set forth above. Director nominations will be reviewed for compliance with the requirements identified under “Submission of Stockholder Proposals” in the proxy statement to be filed in connection with our 2013 annual meeting of stockholders and if they meet such requirements, will be promptly forwarded to the director or directors identified in the communication.  There have been no material changes to the procedures pursuant to which stockholders may recommend nominees for directors since our 2012 annual meeting of stockholders.

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

The Audit Committee met eight times in 2012. The Audit Committee currently consists of Messrs. Schumacher, Grant and Warner. Mr. Charles H. McElrea resigned from the Board of Directors and the Audit Committee effective October 30, 2012. As discussed above, our Board has affirmatively determined that Messrs. Schumacher, Grant and Warner are each “independent,” as such term is defined under the rules of the SEC and the listing standards of the NYSE applicable to audit committee membership, and each meets the NYSE’s financial literacy requirements. Mr. McElrea also was deemed to be independent during his time on the Audit Committee. Our Board has determined that Mr. Schumacher is an “audit committee financial expert,” as such term is defined under the applicable rules of the SEC. On November 6, 2012, our Chief Executive officer filed an interim written affirmation with the NYSE reporting that the Company was out of compliance with the NYSE’s Corporate governance listing standards due to only having two directors on the Company’s Audit Committee following Mr. McElrea’s resignation, rather than the three directors required by Section 303A.07(a) of the NYSE Listed Company Manual.  On February 14, 2013, the Board affirmatively determined Mr. M. Richard Warner to be independent.  Mr. Warner joined the Audit Committee as the third director on the Company’s Audit Committee, bringing the Company back into compliance with Section 303A.07(a) of the NYSE Listed Company Manual.

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

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION & ANALYSIS

The Compensation Committee of our Board of Directors, referred to in this discussion as the Committee, is responsible for reviewing, establishing and approving the compensation of our named executive officers. Compensation paid to our Chief Executive Officer, Chief Financial Officer and the other named executive officers identified in the Summary Compensation Table is set forth under “Compensation of Executive Officers” below. The following discussion and analysis focuses on compensation to our named executive officers for 2012.

The Committee regularly consults with management regarding employee compensation matters. The Chief Executive Officer’s compensation was primarily determined, and the material terms of his compensation arrangement are reflected in, his second amended and restated employment agreement entered into on January 22, 2013. The terms of the second amended and restated employment agreement are substantially similar to the terms of the employment agreement we entered into with Mr. Judd in 2008, although it does provide for a slightly higher base salary.  In promoting Mr. Judd to serve as our Chief Executive Officer in 2008, we established the terms of his employment agreement based on a review of the compensation he was receiving in his capacity as our President and Chief Operating Officer, the compensation necessary to hire a qualified chief executive officer from outside of the Company, as well as our review of the market data for chief executive officer compensation at comparator companies which was provided to the Committee by its outside compensation consultant, Hewitt Associates, in its 2008 compensation benchmarking survey. For further information regarding the terms of the Chief Executive Officer’s employment, see “Amended and Restated Employment Agreement with Chief Executive Officer” below. Our Chief Executive Officer makes compensation recommendations to the Committee for the other named executive officers. The Committee also considers market factors in making decisions about our compensation program. In this regard, in 2005, the Committee retained Hewitt Associates, now Meridian, to advise it on executive compensation matters and to provide compensation recommendations as to our executive officers. The Committee and the Company periodically discuss compensation issues and solicit compensation advice and data from Meridian. At the request of the Committee, Meridian provided an updated compensation benchmarking study to the Company in February 2013. The following discussion and analysis, which was reviewed and approved by the Committee, analyzes the objectives and results for 2012 of our named executive officer compensation policies and procedures.

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

Our executive compensation program is based on the following principles:

●	Compensation decisions are driven by a pay-for-performance philosophy, which takes into account performance by both the Company and the individual;

●	Performance is determined with reference to pre-established goals, both with respect to the Company and the individual, which we believe enhances the individual executive’s performance;

●	Where possible, a significant component of total direct compensation should consist of variable compensation;

●	Total compensation opportunity should be comparable to the median ranges in the marketplace within which we compete; and

●	Increased compensation can be earned through an individual’s increased contribution to the Company.

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

The Committee periodically consults with Meridian on compensation issues and may periodically engage consultants in the future to advise on the ongoing competitiveness of our compensation programs as warranted.  At the request of the Committee, Meridian provided an updated compensation benchmarking study to the Company in February 2013.  The Company plans to review the updated compensation benchmarking study and utilize this study as we make future compensation decisions.  In addition, the Committee periodically reviews and revises salary ranges and total compensation programs to develop compensation ranges that it believes will position us within the same range as market salaries for similar positions in our industry based on market information obtained from consultation with, Meridian, informal market surveys, various trade group publications and other publicly available information.

At the 2012 Annual Meeting, our stockholders expressed their continued support of our executive compensation programs by approving the non-binding advisory vote on our executive compensation. More than 99% of votes cast supported our executive compensation policies and practices. During 2012, we reviewed our executive compensation programs in conjunction with business results and stockholder support of our executive compensation program. Following that review, we continue to believe that our executive compensation programs are designed to support the company and business strategies in concert with our compensation philosophy described above.

Elements of Compensation

Compensation for our named executive officers consists of four general components:

●	Base salary;

●	Annual performance-based cash awards;

●	Long-term equity incentive compensation; and

●	Other perquisite and benefit programs.

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

Base Salary

Base salaries represent a fixed portion of named executive officer compensation and vary by job responsibility. We provide base salary because it is standard in the marketplace and provides a stable part of compensation to encourage retention. Named executive officer salaries generally are reviewed and approved annually by the Committee. Additionally, periodic salary adjustments are considered upon a promotion, change in job responsibility or when otherwise necessary for equitable reasons. The Chief Executive Officer’s base salary was initially established in his employment agreement, and the Committee consults with the Chief Executive Officer regarding the salaries of the other named executive officers. The Committee then considers such matters and approves base salary as to the named executive officers. The Committee primarily considers the recommendations of the Chief Executive Officer, market data, a general review of the executive’s compensation (individually and relative to the other executives), and the individual performance of the executive.

In May 2012, the Compensation Committee increased Mr. Judd’s salary and Mr. Goforth’s salary.  The Compensation Committee had discussed at multiple meetings that Mr. Judd and Mr. Goforth had not received a recent salary increase.  In light of the substantial contributions of Messrs. Judd and Goforth over the past several years, in guiding the Company through one of the most severe downturns in the homebuilding industry while still improving the Company’s liquidity position, and the Compensation Committee’s determination that Messrs. Judd and Goforth were compensated below market for their positions and contributions to the Company, the Compensation Committee decided a salary increase was both appropriate and warranted for both Messrs. Judd and Goforth.

Annual Bonuses

We utilize cash bonuses as an incentive to promote achievement of individual and Company performance goals. This component of compensation places more emphasis on our annual financial performance and the potential rewards associated with future performance of the Company and the individual executive. Annual bonuses are determined based on agreements with the individual executive as well as pursuant to the Company’s STIP. Cash incentives are designed to:

●	Support our strategic business objectives;

●	Promote the attainment of specific financial goals;

●	Reward achievement of specific performance objectives; and

●	Encourage teamwork.

Under the STIP, an annual bonus pool is established and funded based solely on performance as measured against established business and/or financial goals at different levels of the Company’s operating structure. The Committee establishes the bonus pool based on Company performance. In general, the bonus pool is allocated to each participant based on the participant’s “target bonus percentage” (a percentage of such participant’s current base salary) and the extent to which the Company and/or such participant’s operating group(s) meets the established business and/or financial goals. Each of the named executive officers is a participant in the STIP, and each of their annual bonuses are subject to adjustment by the Committee, in its discretion, based on the executive’s individual performance and contribution to the Company during the year. The threshold, target and maximum bonus percentages for 2012 for each of the named executive officers as a percentage of each executive’s base salary were as follows:

	Threshold	Target	Maximum
George R. Judd	50%	100%	200%
H. Douglas Goforth	32.5%	65%	130%
Dean A. Adelman(1)	25%	50%	100%
Ned M. Bassil	32.5%	65%	130%

(1)        Mr. Adelman resigned from the Company effective February 1, 2013.  We are presenting his compensation package for 2012 as he was a named executive officer as of the end of the fiscal year ended December 29, 2012.

Generally, the Committee sets the target levels for financial performance metrics for the STIP in alignment with the Company’s strategic plan. In making the annual determination of the threshold, target and maximum levels, the Committee may consider specific circumstances facing the Company during the year. For 2012, 100% of a named executive officer’s potential STIP award was based on corporate earnings before interest, tax, depreciation and amortization (“EBITDA”) targets, as adjusted for non-cash items and other items that are allowed at the discretion of the Committee. This objective is measured separately against a threshold, target and maximum goal. For 2012, these EBITDA goals were as follows:

	Threshold ($)	Target ($)	Maximum ($)
	(In millions)
EBITDA	3.5	10.0	30

For purposes of STIP calculations, during fiscal 2012 the Company achieved EBITDA of $14.1 million, which includes $9.9 million in gains from the sale of real estate.  Based on our financial performance, the named executive officers earned bonuses for fiscal 2012 based on achieved EBITDA which was paid in the form of restricted stock granted in January of 2013.  The officers received restricted stock in lieu of cash to conserve capital for future working capital requirements.

Officer	Base Salary ($)(2)	Target Bonus %	Total Target Payout ($)	Portion of Target Payout Related to EBITDA Goal (100%) ($)	Actual Payout Related to EBITDA Goal (0%) ($)(1)	Actual Total Payout ($)
George R. Judd	690,000	100	690,000	690,000	345,000	345,000
H. Douglas Goforth	425,000	65	276,250	276,250	138,125	138,125
Dean A. Adelman	315,000	50	157,500	157,500	78,750	78,750
Ned M. Bassil	400,000	65	260,000	260,000	40,000	40,000

(1)
Restricted shares granted in lieu of a cash bonus were based on a total economic value, shown in the above table, of $601,875 ($345,000 for Mr. Judd, $138,125 for Mr. Goforth, $78,750 for Mr. Adelman and $40,000 for Mr. Bassil), which equates to total shares of 182,940 (104,863 shares for Mr. Judd, 41,983 shares for Mr. Goforth, 23,936 shares for Mr. Adelman and 12,158 shares for Mr. Bassil) with a total fair value on the date of grant of $603,702 ($346,048 for Mr. Judd, $138,544 for Mr. Goforth, $78,989 for Mr. Adelman and $40,121 for Mr. Bassil).  These restricted shares vest one year from the date of grant.  As indicated above, Mr. Adelman resigned from the Company effective February 1, 2013.  We are presenting his compensation package for 2012 as he was a named executive officer as of the end of the fiscal year ended December 29, 2012.  He forfeited this restricted stock bonus as of the date of his resignation.

(2)	The STIP targets for each named executive officer are based on the each respective officer’s final base salary for fiscal 2012.

For 2013, the Committee established the STIP financial performance objectives for Messrs. Judd and Goforth as based on EBITDA and revenue growth, and for Mr. Bassil as based on EBITDA, gross margin performance and inventory performance. We believe it will be a challenge to achieve the target financial goal in 2013 for funding of the STIP at its target funding level. As demonstrated in connection with the 2012 STIP, the maximum financial goals were designed to be difficult to achieve, and we believe they will be.

Long Term Equity Incentive Plan

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

On January 10, 2012, the Committee awarded shares of restricted stock to certain of the Company’s named executive officers. Messrs. Judd, Goforth and Adelman received 606,612, 379,133 and 318,471 restricted shares, respectively. The value of these awards was based on the market price of our common stock at the date of the grant. The Committee considered the total dollar value of each named executive officer’s award when approving each grant.

The Compensation Committee recognized that many employees have made significant contributions to the Company over the past several years, but have not received recognition for their effort through additional compensation.  In an effort to provide recognition of these employees’ contributions and as a part of the Company’s retention strategy, the Compensation Committee decided to award performance shares to these employees, including the named executive officers, in January 2013.  The performance shares vest over three years based on the Company’s achievement of EBITDA targets, providing additional incentive to the employees to achieve such targets.

Further information on equity ownership can be found below in “Executive Compensation.”

Defined Contribution Plan

The Company historically provides retirement benefits to the named executive officers, including matching contributions, under the terms of its tax-qualified 401(k) defined contribution plan. In 2009, the Company suspended its matching contributions to the 401(k) plan for all employees until business conditions improve. This suspension continued in effect for fiscal 2011 and continued for all or part of fiscal 2012 for the named executive officers. This suspension is expected to continue for fiscal 2013 for the named executive officers.  The named executive officers participate in the plan on substantially the same terms as our other participating employees. We believe that these benefits are comparable to those provided by comparable companies. The Company does not maintain any defined benefit or supplemental retirement plans for its executive officers.

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

Costs of the perquisites and personal benefits described above for the named executive officers for 2012 that meet the threshold established by SEC regulations are included in the Summary Compensation Table in the “All Other Compensation” column. See “Executive Compensation.”

Employment Agreements

We use employment agreements to attract and/or retain executive officers to BlueLinx. We primarily serve the housing and remodeling industries which are historically cyclical industries. Employment agreements enhance our ability to attract and retain top executive talent by providing some degree of certainty in light of these major cycles. The Committee, with assistance from our human resources department and legal counsel both inside and outside of the Company, establish and negotiate the terms of the employment agreements. The Committee believes multi-year employment agreements are necessary to secure executive talent for the long-term benefit of the Company and our stockholders. The Committee further believes that not utilizing employment agreements would put us at a competitive disadvantage to our peers in recruiting executives. Our employment agreements also include confidentiality, non-competition and non-solicitation provisions, all for the benefit of the Company. Consistent with our compensation philosophy, the employment agreements provide for a significant component of each executive’s annual compensation to be variable, as cash bonuses under our STIP are awarded based on Company performance against pre-established financial or operational goals. For example, no cash bonuses were paid to our named executive officers based on our fiscal 2011 financial performance.  Based on improvements in our business during fiscal 2012, cash bonuses became payable to our named executive officers in fiscal 2013.  However, these cash bonuses were paid in the form of restricted stock grants.  Additionally, the value of annual equity compensation is determined by our common stock price so our executives’ interests are aligned with those of our stockholders in this regard.

Second Amended and Restated Employment Agreement with Chief Executive Officer

On January 22, 2013, we entered into a Second Amended and Restated Employment Agreement with George R. Judd, our Chief Executive Officer. The Second Amended and Restated Employment Agreement expires on January 22, 2015, except that it will be renewed automatically for an additional one-year period unless ninety days prior written notice is given by either party in advance of the expiration date of any such extended term. The Second Amended and Restated Employment Agreement provides that Mr. Judd will receive a base salary at the rate of $690,000 per year, subject to increase at the discretion of the Committee. Mr. Judd shall also be eligible to receive an annual bonus pursuant to the terms of our annual bonus plan, with the annual bonus potential to be a target of 100% of his base salary up to a maximum of 200% of base salary, based upon satisfaction of performance goals and bonus criteria to be defined and approved by the Compensation Committee in advance for each fiscal year in accordance with the terms of the applicable bonus plan. In addition, the Second Amended and Restated Employment Agreement provides that Mr. Judd is eligible to participate in all benefit programs for which senior executives are generally eligible. The Committee reviewed the Hewitt Associates benchmark study and considered the level of compensation paid to chief executive officers within the comparator group of companies as a factor in establishing his compensation.

Under his Second Amended and Restated Employment Agreement, the Company may terminate Mr. Judd’s employment for cause or without cause. If Mr. Judd’s employment is terminated without cause or he resigns for good reason, the Second Amended and Restated Employment Agreement provides Mr. Judd with, among other things, payment equal to one time his annual base salary in effect immediately prior to the date of termination, plus one time the cash bonus amount equal to the target bonus amount Mr. Judd was eligible to receive for the fiscal year prior to the year of the termination of his employment. Such sum is payable in twelve equal monthly installments commencing on the earlier to occur of the first business day of the seventh month after the date of termination or Mr. Judd’s death. The Second Amended and Restated Employment Agreement also contains confidentiality provisions, as well as a covenant not to compete during the employment term and continuing for a period of one year following his date of termination. The Second Amended and Restated Employment Agreement supercedes and replaces Mr. Judd’s Amended and Restated Employment Agreement with the Company dated January 21, 2011.

Second Amended and Restated Employment Agreement with Chief Financial Officer

On January 22, 2013, we entered into a Second Amended and Restated Employment Agreement with H. Douglas Goforth, our Senior Vice President, Chief Financial Officer and Treasurer. The Second Amended and Restated Employment Agreement expires on January 23, 2015, except that it will be renewed automatically for an additional one-year period unless ninety days prior written notice is given by either party in advance of the expiration date of any such extended term. The Second Amended and Restated Employment Agreement provides that Mr. Goforth’s annual base salary shall be paid at the rate of $425,000 per year, subject to increase at the discretion of the Committee. Mr. Goforth shall also be eligible to receive an annual bonus pursuant to the terms of the Company’s annual bonus plan, with the annual bonus potential to be a target of 65% of his base salary up to a maximum of 130% of base salary, based upon satisfaction of performance goals and bonus criteria to be defined and approved by the Compensation Committee in advance for each fiscal year in accordance with the terms of the bonus plan. In addition, the Second Amended and Restated Employment Agreement provides that Mr. Goforth is eligible to participate in all benefit programs for which senior executives are generally eligible.

Under his Second Amended and Restated Employment Agreement, the Company may terminate Mr. Goforth’s employment for cause or without cause. If Mr. Goforth’s employment is terminated without cause or he resigns for good reason, the Second Amended and Restated Agreement provides Mr. Goforth with, among other things, payment equal to one time his annual base salary in effect immediately prior to the date of termination, plus one time the cash bonus amount equal to the target bonus amount Mr. Goforth was eligible to receive for the prior fiscal year. Such sum is payable in twelve equal monthly installments commencing on the earlier to occur of the first business day of the seventh month after the date of termination or Mr. Goforth’s death. The Second Amended and Restated Employment Agreement also contains confidentiality provisions, as well as a covenant not to compete during the employment term and continuing for a period of one year following his date of termination. The Second Amended and Restated Employment Agreement supercedes and replaces Mr. Goforth’s Amended and Restated Employment Agreement with the Company dated January 21, 2011.

Amended and Restated Employment Agreement with Chief Administrative Officer

Mr. Adelman resigned from the Company effective  February 1, 2013.  We are presenting his compensation package for 2012 as he was a named executive officer as of the end of the fiscal year ended December 29, 2012.

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

Employment Agreement with Chief Supply Chain Officer

On October 31, 2011, we entered into an Employment Agreement with Ned M. Bassil, our new Senior Vice-President and Chief Supply Chain Officer. The Employment Agreement became effective on December 1, 2011 and expires on December 1, 2013, except that the Employment Agreement will be renewed automatically for successive additional one-year periods unless ninety days prior written notice is given by either party in advance of the expiration date of any such extended term. The Employment Agreement provides that Mr. Bassil will receive a base salary at the rate of $400,000 per year, subject to increase at the discretion of the Committee. Mr. Bassil shall also be eligible to receive an annual bonus pursuant to the terms of our annual bonus plan, with the annual bonus potential to be a target of 65% of his base salary up to a maximum of 130% of base salary, based upon satisfaction of performance goals and bonus criteria to be defined and approved by the Compensation Committee in advance for each fiscal year in accordance with the terms of the applicable bonus plan. Upon Mr. Bassil commencing employment, Mr. Bassil received a payment of $100,000 less applicable taxes. In addition, Mr. Bassil received an additional payment of $100,000 less applicable taxes on the first anniversary of the effective date of his Employment Agreement. The Employment Agreement provides that Mr. Bassil is eligible to participate in all benefit programs for which senior executives are generally eligible.

Mr. Bassil also received 200,000 restricted shares of the Company’s common stock on December 1, 2011 as part of his incentive package to join the Company. The shares were issued pursuant to the Company’s 2006 Long Term Equity Incentive Plan. The shares vest over a three-year period commencing on the effective date of his Employment Agreement.

Under the Employment Agreement, the Company may terminate Mr. Bassil’s employment for cause or without cause. If Mr. Bassil’s employment is terminated without cause or he resigns for good reason, the Employment Agreement provides Mr. Bassil with, among other things, payment equal to one time his annual base salary in effect immediately prior to the date of termination, plus one time the amount equal to the target bonus for Mr. Bassil for the fiscal year prior to the year of the termination of his employment, payable in twelve equal monthly installments commencing on the earlier to occur of the first business day of the seventh month after the date of termination or Mr. Bassil’s death. The Employment Agreement also contains confidentiality provisions, as well as a covenant not to compete during the employment term and continuing for a period of one year following his date of termination in the event Mr. Bassil is terminated without cause, he voluntarily resigns or resigns for good reason, or the employment period ends.

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

Compensation Committee Report

The Compensation Committee reviewed and discussed the “Compensation Discussion and Analysis” set forth above with management. Based on such review and discussions, the Compensation Committee recommended to the Board that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and our 2013 Proxy Statement.

Richard Warner, Chairman
Howard Cohen
Alan Schumacher

2012 SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for 2012, 2011 and 2010, awarded to our Chief Executive Officer, our Chief Financial Officer, our Chief Administrative Officer and our Chief Supply Chain Officer. We refer to these individuals as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Comp. ($)(2)	All Other Comp. ($)	Total ($)
George R. Judd,	2012	645,000	—	891,720	345,000	19,095	1,900,815
President and Chief	2011	600,000	—	691,839	—	22,542	1,314,381
Executive Officer(3)	2010	600,000	—	631,872	—	16,089	1,247,961

H. Douglas Goforth,	2012	400,000	—	557,326	138,125	19,310	1,114,761
CFO & Treasurer(4)	2011	375,000	—	372,527	—	16,321	763,848
	2010	375,000	—	368,592	—	18,537	762,129

Dean A. Adelman,	2012	315,000	—	468,152	78,750	6,148	868,050
Chief Administrative	2011	315,000	—	319,308	—	6,960	641,268
Officer(5)	2010	315,000	—	315,936	—	2,047	632,983

Ned M. Bassil,	2012	400,000	—	—	40,000	106,421	546,421
Chief Supply Chain Officer(6)	2011	26,154	—	290,000	—	100,000	416,154

(1)
The amounts in this column were calculated based on the grant date fair value of our common stock, in accordance with FASB ASC Topic 718. Stock awards generally vest in various increments over multi-year periods. As a result, this grant date fair value may not be indicative of the ultimate value the executive may receive under these grants.

(2)
Under the fiscal 2012 STIP, the Committee determined that based on the Company’s financial performance, including EBITDA achievement, restricted stock awards were made to the named executive officers during January 2013 in lieu of a cash bonus otherwise payable under the fiscal 2012 STIP.  The economic value of this bonus, presented in the above table, for Messrs. Judd, Goforth, Adelman and Bassil was $345,000, $135,125, $78,750 and $40, 000, respectively. Total restricted shares granted in January of 2013 were 182,940 (104,863 shares for Mr. Judd, 41,983 shares for Mr. Goforth, 23,936 shares for Mr. Adelman and 12,158 shares for Mr. Bassil) with a total fair value on the date of grant of $603,702 ($346,048 for Mr. Judd, $138,544 for Mr. Goforth, $78,989 for Mr. Adelman and $40,121 for Mr. Bassil).  These awards vest one year from the date of grant.  As indicated above, Mr. Adelman resigned from the Company on February 1, 2013.  We are presenting his compensation package for 2012 as he was a named executive officer as of the end of the fiscal year ended December 29, 2012.  He forfeited this restricted stock bonus as of the date of his resignation.

(3)
Mr. Judd’s “Base Salary” for 2012 includes a $90,000 compensation increase that went into effect mid year of fiscal 2012.  He therefore received half of this increase ($45,000) in fiscal 2012 as it was not retrospective.  Mr. Judd’s “All Other Compensation” for 2012 includes an auto allowance of $7,620; a club dues allowance of $6,000 and health benefits paid by the Company of $5,475.

(4)
Mr. Goforth’s “Base Salary” for 2012 includes a $50,000 compensation increase that went into effect mid year of fiscal 2012.  He therefore received half of this increase ($25,000) in fiscal 2012 as it was not retrospective.  Mr. Goforth’s “All Other Compensation” for 2012 includes an auto allowance of $7,500; a club dues allowance of $6,000 and health benefits paid by the Company of $5,809.

(5)	Mr. Adelman’s “All Other Compensation” for 2011 includes health benefits paid by the Company of $6,148. Mr. Adelman resigned from the Company effective February 1, 2013.

(6)
Mr. Bassil’s “All Other Compensation” for 2012 represents the amount earned by Mr. Bassil in accordance with his employment agreement, which is based upon his continued employment with the Company through the first anniversary of the effective date of that agreement, as well as $6,421 of health benefits paid by the Company. We have only presented two years of compensation for Mr. Bassil as his employment with the Company did not begin until December of 2011.

GRANTS OF PLAN-BASED AWARDS FOR 2012

The table below sets forth information regarding all grants of awards made to the named executive officers during 2012. For further information regarding the terms of certain of these grants, see “Compensation Discussion and Analysis” above.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards # of Shares(2)	All Other Option Awards # of Shares Underlying Option	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
George R. Judd	N/A	345,000	690,000	1,380,000	—	—	—	N/A	—	—	N/A
	1/10/12							606,612			891,720

Howard D. Goforth	N/A	138,125	276,250	552,500	—	—	—	N/A	—	—	N/A
	1/10/12							379,133			557,326

Dean A. Adelman	N/A	78,750	157,500	315,000	—	—	—	N/A	—	—	N/A
	1/10/12							318,471			468,152

Ned M. Bassil	N/A	130,000	260,000	520,000	—	—	—	N/A	—	—	N/A
	N/A							N/A			N/A

(1)
These columns show the range of possible payouts which were targeted for 2012 performance under the Company’s STIP as described in the section titled “Annual Bonuses” in the Compensation Discussion and Analysis and are based on the named executive officer’s final base salary for 2012. The Committee awarded restricted stock during January of fiscal 2013 in lieu of cash bonuses based on the Company’s fiscal 2012 financial results.  These restricted stock awards vest one year from the date of grant.  We have not presented this award in the table above, or in the “2012 Outstanding Equity Awards Table” below as it was not granted until fiscal 2013.

(2)	The restricted stock grants disclosed in the table were all issued pursuant to the Company’s 2004 or 2006 LTIP. Each of the restricted stock awards cliff vest three years from the date of grant.

2012 OUTSTANDING EQUITY AWARDS AT YEAR END

The following table sets forth certain information with respect to unexercised stock options and unvested shares of restricted stock held on December 29, 2012 by each of our named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
George R. Judd	78,647	—	14.01	6/5/16	1,060,453	2,979,873	—	—
Howard D. Goforth	—	—	—	—	628,522	1,766,147	—	—
Dean A. Adelman(2)	14,000	—	10.29	11/9/15	524,845	1,474,814	—	—
	21,169	—	14.01	6/5/16
Ned M. Bassil	—	—	—	—	200,000	562,000	—	—

(1)	Computed based on the closing price of our common stock on December 29, 2012 of $2.81.
(2)	Mr. Adelman forfeited all unvested restricted stock and all unexpired options as of the date of his resignation, described further above, effective February 1, 2013.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information with respect to shares of restricted stock that vested in 2012. No stock options held by the named executive officers were exercised in 2012.

	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
George R. Judd	270,095	539,498
H. Douglas Goforth	138,123	262,434
Dean A. Adelman	127,266	248,817
Ned M. Bassil	—	—

Payments upon Certain Events of Termination or Change-in-Control

As described above under “Employment Agreements,” certain of our named executive officers are entitled to receive payments in connection with the termination of their employment by the Company in certain circumstances. Additionally, our named executive officers hold equity awards issued pursuant to our 2004 LTIP and our 2006 LTIP. Options and restricted stock issued pursuant to these plans generally vest automatically upon a change in control of the Company.

The following table describes the estimated present value of unvested restricted stock awards that would have immediately vested in the event that the named executive officer’s employment was terminated by reason of death or disability on December 29, 2012 or if a change in control of the Company occurred on such date. All outstanding option awards held by the named executive officers were fully vested at December 29, 2010.

	Value of Restricted Stock(1)	Total(1)
George R. Judd	$2,979,873	$2,979,873
H. Douglas Goforth	$1,766,147	$1,766,147
Dean A. Adelman	$1,474,814	$1,474,814
Ned M. Bassil	$562,000	$562,000

(1)	Computed based on the closing price of our common stock on December 29, 2012 of $2.81.
(2)	Mr. Adelman forfeited all unvested restricted stock as of the date of his resignation, described further above, effective February 1, 2013.

In addition to accelerated vesting of outstanding equity awards upon a change in control, our named executive officers are entitled to receive certain other payments in connection with certain termination events specified in their employment agreements. As described above under “Compensation Disclosure & Analysis — Employment Agreements,” in the case of Messrs. Judd, Goforth, Adelman and Bassil, any of the Company’s obligations to make cash payments following the termination of their respective employment is contingent upon the executive complying with the restrictive covenants contained in their respective employment agreements. These restrictive covenants prohibit, during periods defined in the agreements and subject to certain limited exceptions, (i) competing with the Company, (ii) employing or soliciting Company employees, (iii) interfering with Company relationships with its customers or vendors and (iv) disclosing or using in an unauthorized manner any of the Company’s confidential or proprietary information. These restrictive covenants generally limit the employee’s competitive activities for a period of one year following the later of the expiration or termination of employment under the employment agreement.

In the event that any of the named executive officers’ employment is terminated by the Company “for cause,” we are only obligated to pay the executive his salary and provide the executive with fringe benefits through the date of termination.

The following table describes the estimated present value of payments that would have been due to the named executive officers in the event that their employment was terminated by the Company due to a “termination without cause” (as defined in the employment agreement) or by the executive for “good reason” (as defined in the employment agreement) and that such termination occurred on December 29, 2012. Such amounts would be payable pursuant to the terms of their agreements with the Company as described in the footnotes to the table as well as above under “Employment Agreements.”

	Salary and Bonus	Continuing Medical Coverage	Outplacement Services Allowance
George R. Judd	$1,380,000	$19,606	$25,000
H. Douglas Goforth	$701,250	$19,985	$25,000
Dean A. Adelman(1)	$472,500	$12,321	$25,000
Ned. M. Bassil	$660,000	$17,596	$25,000

(1)	As Mr. Adelman resigned effective February 1, 2013, and was not terminated by the Company, amounts shown above will not be paid to this named executive officer.

DIRECTOR COMPENSATION FOR 2012

Shown below is information concerning the compensation for each member of the Board for 2012.  Mr. Judd’s compensation is reported above in the 2012 Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Howard S. Cohen(3)	258,000	—	—	258,000
Richard S. Grant(4)	77,500	10,544	—	88,044
Ronald E. Kolka	—	—	—	—
Charles H. McElrea (6)	75,000	10,544	—	85,544
Steven F. Mayer	—	—	—	—
Alan H. Schumacher(5)	103,750	15,816	—	119,566
Robert G. Warden	—	—	—	—
M. Richard Warner(7)	80,000	—	—	80,000

(1)
Our directors who are not current employees of the Company, current employees or members of Cerberus’ operations team, or the Chairman of our Board, referred to as our outside directors, receive an annual director’s retainer fee. For 2012, these fees were paid in restricted stock that equated to 35,864 shares for each applicable director with a grant date fair value of $52,720 and an economic value of $50,000.  These awards vested on January 10, 2013.  The Chairman of our Board receives an annual chairman’s fee that has an economic value of $258,000 in consideration of the additional time and commitment attendant to the duties of the position of Chairman of the Board.  For 2012, this fee was paid in 185,058 shares of restricted stock with a grant date fair value of $272,035.  This restricted stock award vested on January 10, 2013.  In addition, each outside director receives a fee of $1,250 in cash for each directors’ meeting attended.  Outside directors also receive a fee of $20,000 in cash for serving as chairperson of a committee or $10,000 in cash for being a member of a committee.  In addition, members of our Audit Committee received shares of restricted stock (which will vest three years from the date of grant).  These additional awards are described within footnotes 4, 5 and 6 of this table.  Other than our Chairman of the Board, directors who are currently employed by the Company or Cerberus, or who are members of Cerberus’ operations team, do not receive additional consideration for serving as directors, except that all directors are entitled to reimbursement for travel and out-of-pocket expenses in connection with their attendance at board and committee meetings.  The grant date fair value of awards granted during 2012, other than those awards discussed in this footnote, is included in the “Stock Awards” column of the above table.

(2)
The amounts in this column were calculated based on the grant date fair value of our common stock, in accordance with FASB ASC Topic 718. Stock awards generally vest in various increments over multi-year periods. As a result, this grant date fair value may not be indicative of the ultimate value the executive may receive under these grants.  The grant date fair value of awards granted during 2012, other than those described in Footnote 1, is included in the “Stock Awards” column of the above table.

(3)
Mr. Cohen serves as non-executive Chairman of the Board. At December 29, 2012, Mr. Cohen held 185,058 shares of restricted stock and fully vested options to acquire 750,000 shares of common stock.  The economic value of awards granted during 2012 is included in the “Fees Earned or Paid in Cash” column in the above table.

(4)
Mr. Grant serves as a member of the Audit Committee of the Board. At December 29, 2012, Mr. Grant held 45,838 shares of restricted stock, and fully vested options to purchase 10,000 shares of the Company’s common stock.  Included in the total shares are 7,173 shares of restricted stock received for additional fees related to serving on the Audit Committee, which had grant date fair value of $10,544.  This award cliff vests three years from the date of grant. The grant date fair value of these awards is included in the “Stock Awards” column in the above table.  During fiscal 2012, as discussed in Footnote 1, Mr. Grant also received 35,864 shares with a grant date fair value of $52,720.  These awards vest on January 10, 2013. The economic value of awards granted during 2012 is included in the “Fees Earned or Paid in Cash” column in the above table.

(5)
Mr. Schumacher serves as the Chairman of the Audit Committee of the Board and as a member of the Compensation Committee of the Board of Directors. At December 29, 2012, Mr. Schumacher held 50,824 shares of restricted stock.  Included in the total shares above are 10,759 shares of restricted stock received for additional fees related to serving as chairperson of the Audit Committee, which had grant date fair value of $15,816.  This award cliff vests three years from the date of grant.  The grant date fair value of these awards is included in the “Stock Awards” column in the above table.  During fiscal 2012, as discussed in Footnote 1, Mr. Schumacher also received 35,864 shares with a grant date fair value of $52,720.  These awards vest on January 10, 2013. The economic value of awards granted during 2012 is included in the “Fees Earned or Paid in Cash” column in the above table.

(6)
Mr. McElrea served as a member of the Audit Committee of the Board through October 30, 2012. Subsequent to Mr. McElrea’s resignation, he forfeited the 43,037 shares of restricted stock granted to him in January of 2012.  Included in the total number of shares forfeited are 7,173 shares of restricted stock received for additional fees related to serving on the Audit Committee, which had grant date fair value of $10,544.  The grant date fair value of these awards is included in the “Stock Awards” column in the above table.  During fiscal 2012, as discussed in Footnote 1, Mr. McElrea also received and subsequently forfeited 35,864 shares with a grant date fair value of $52,720. The economic value of awards granted during 2012 is included in the “Fees Earned or Paid in Cash” column in the above table.

(7)
On February 14, 2013, Mr. Warner joined the Audit Committee as the third director on the Company’s Audit Committee. At December 29, 2012, Mr. Warner held 35,864 shares of restricted stock.  As discussed in Footnote 1, these awards, which were received in fiscal 2012, had a grant date fair value of $52,720 and vest on January 10, 2013. The economic value of awards granted during 2012 is included in the “Fees Earned or Paid in Cash” column in the above table.

Compensation Committee Interlocks and Insider Participation

Messrs. Cohen, Schumacher and Warner are the current members of the Compensation Committee.  Mr. Cohen served as our interim Chief Executive Officer from March 2008 through October 2008 and as our Executive Chairman from March 2008 through March 2009, and is an advisor to Cerberus. Mr. Warner was a consultant for Cerberus until June 2011.

Beginning in fiscal 2013, directors may elect to receive their annual director retainer in either cash, shares of common stock, or a combination thereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of February 20, 2013 (unless otherwise indicated in the footnotes), certain information with respect to our common stock owned beneficially by (1) each director or director nominee, (2) each named executive officer, (3) all executive officers and directors as a group, and (4) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise noted, each of the persons listed has sole investment and voting power with respect to the shares of common stock included in the table. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Pursuant to the rules of the SEC, shares of our common stock that a beneficial owner has a right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing percentage ownership of such owner.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding(1)
Stephen Feinberg(2)(3)	33,651,979	52.06%
Stadium Capital Management, LLC(4)	4,977,133	7.70%
Group Capital Management, LLC(11)	4,506,123	6.97%
Howard S. Cohen(5)	1,753,632	2.71%
George R. Judd(6)	2,037,203	3.15%
Howard D. Goforth	900,867	1.39%
Dean A. Adelman(7)	189,468	*
Ned M. Bassil	256,027	*
Sara E. Epstein(10)	39,401	*
Richard S. Grant(8)	71,264	*
Steven F. Mayer(9)	0	0
Alan H. Schumacher	68,262	*
Ronald E. Kolka(3)	0	0
M. Richard Warner	43,463	*
All executive officers and directors as a group (11 persons)	5,359,587	8.29%

*	Less than one percent.

(1)
The percentage ownership calculations are based on 64,636,413 shares of our stock outstanding on February 20, 2013.  This total includes options to purchases 870,147 shares of our common stock which are exercisable within 60 days of that date.

(2)
Cerberus ABP Investor LLC is the record holder of 33,651,979 shares of our common stock. Mr. Feinberg exercises sole voting and investment authority over all of our securities owned by Cerberus ABP Investor LLC. Thus, pursuant to Rule 13d-3 under the Exchange Act, Mr. Feinberg is deemed to beneficially own 33,651,979 shares of our common stock.

(3)	The address for Messrs. Feinberg and Kolka is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, NY 10171.

(4)
Stadium Capital Management, LLC exercises shared voting and investment authority over 4,977,133 shares of our stock in conjunction with Alexander M. Seaver and Bradley R. Kent. In addition, Stadium Capital Partners, L.P., also exercises shared voting and investment authority over 4,434,149 of these shares of our stock. The address for Stadium Capital Management, LLC, Alexander M. Seaver, Bradley R. Kent and Stadium Capital Partners L.P. is 199 Elm Street, New Canaan, Connecticut 06840-5321.

(5)	Mr. Cohen’s ownership includes options to purchase 750,000 shares of our common stock which are exercisable within 60 days of February 20, 2013.

(6)	Mr. Judd’s ownership includes options to purchase 78,647 shares of our common stock which are exercisable within 60 days of February 20, 2013.

(7)
Mr. Adelman’s resigned from the Company effective February 1, 2013.  All shares of unvested restricted stock and unexercised options expired as of the date of his resignation.  These awards are therefore no longer included in the above number of shares beneficially owned.

(8)	Mr. Grant’s ownership includes options to purchase 10,000 shares of our common stock which are exercisable within 60 days of February 20, 2013.

(9)	The address for Mr. Mayer is c/o Cerberus California, LLC, 11812 San Vicente Boulevard, Los Angeles, CA 90049.

(10)	Ms. Epstein has served as our Vice President, General Counsel and Corporate Secretary since February 2013, and our Senior Counsel and Corporate Secretary since March 2010.

(11)
Prescott Group Aggressive Small Cap, L.P. and Prescott Group Aggressive Small Cap II, L.P., through the account of Prescott Group Aggressive Small Cap Master Fund, G.P., exercises shared voting and investment authority over 4,506,123 shares of our stock, representing approximately 6.97%.  Prescott Group Capital Management, L.L.C. serves as the general partner of each of Prescott Group Aggressive Small Cap, L.P. and Prescott Group Aggressive Small Cap II, L.P. and may direct the vote and disposition of the 4,506,123 shares of our common stock. As the principal of Prescott Group Capital Management, L.L.C., Mr. Phil Frohlich may direct the vote and disposition of the 4,506,123 shares of our common stock.  The address for Prescott Group Aggressive Small Cap, L.P., Prescott Group Aggressive Small Cap II, L.P., Prescott Group Aggressive Small Cap Master Fund, G.P., Prescott Group Capital Management, L.L.C. and Mr. Phil Frohlich is 1924 South Utica, Suite 1120, Tulsa, Oklahoma 74104-6529.

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of December 29, 2012. Our stockholder-approved equity compensation plans are the 2004 Equity Incentive Plan and the 2006 Long-Term Equity Incentive Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	905,316	$6.18	7,622,080
Equity compensation plans not approved by security holders	—	n/a	—
Total	905,316	$6.18	7,622,080

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

Other than the transactions discussed above, for the last fiscal year there has not been, nor is there currently proposed, any “transaction,” as defined by the SEC:

●	to which we are or will be a participant;

●	in which the amount involved exceeded or will exceed $120,000; and

●	in which any “related person,” as defined by the SEC, had or will have a direct or indirect material interest.

Directors Independence

We believe that, as of the date of this Annual Report on Form 10-K, four of the current members of our Board do not meet the independence standards promulgated under the listing standards of the NYSE. Three of the current members of our Board are employees of or advisors to Cerberus. Messrs. Mayer and Kolka are currently employed by Cerberus and Mr. Cohen is an advisor to Cerberus. Mr. Judd is the Company’s President and Chief Executive Officer.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents the aggregate fees billed by Ernst & Young LLP for professional services for fiscal years 2012 and 2011, by category as described in the notes to the table:

	2012	2011
Audit Fees(1)	$1,603,124	$1,614,758
Audit-Related Fees(2)	152,129	159,000
Tax Fees	—	—
All Other Fees(3)	1,995	1,995
TOTAL	$1,757,248	$1,775,753

(1)
Consists of fees related to audits of our consolidated financial statements, reviews of interim financial statements and disclosures in filings with the Securities and Exchange Commission (“SEC”). Audit fees also included fees related to the audit of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Consists of fees billed for services related to benefit plan audits.

(3)	Consists of fees billed for services related to certain transactional services and certain research related products.

Pre-Approval of Audit and Non-Audit Services

The charter of the Audit Committee provides that the Audit Committee is responsible for the pre-approval of all material audit services and non-audit services to be performed for us by our independent registered public accounting firm. All audit and non-audit work described above was pre-approved by the Audit Committee. The Audit Committee may delegate to one or more of its members the authority to grant such pre-approvals. The decisions of any such member shall be presented to the full Audit Committee at each of its scheduled meetings.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Financial Statements, Schedules and Exhibits

1. Financial Statements. The Financial Statements of BlueLinx Holdings Inc. and the Reports of Independent Registered Public Accounting Firm are presented under Item 8 of this Form 10-K.

2. Financial Statement Schedules. Not applicable.

3. Exhibits.

Exhibit Number	Item

3.1	Second Amended and Restated Certificate of Incorporation of BlueLinx (A)

3.2	Amended and Restated By-Laws of BlueLinx(B)

4.1	Registration Rights Agreement, dated as of May 7, 2004, by and among BlueLinx and the initial holders specified on the signature pages thereto(C)

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

4.7
Registration Rights Agreement, dated as of June 16, 2011 between BlueLinx Holdings Inc. and Stadium Capital Management, LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 20, 2011)

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

10.5
BlueLinx Holdings Inc. Amended and Restated Short-Term Incentive Plan (incorporated by reference to Attachment B to the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2011)

10.6	BlueLinx Holdings Inc. 2004 Long Term Equity Incentive Plan(C)

10.7
BlueLinx Holdings Inc. 2004 Long-Term Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)

10.8
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan (as amended and restated effective May 21, 2008) (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2011)

10.9
Amended and Restated Bluelinx Holdings Inc. 2006 Long-Term Equity Incentive Plan (as amended through May 17, 2012 and restated solely for purposes of filing pursuant to Item 601 of Regulation S-K) (Incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 16, 2012)

10.10	BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.11
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.12
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Form of Performance Share Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2013)

10.13
BlueLinx Holdings Inc. Short-Term Incentive Plan (as amended and restated effective January 1, 2011) (Incorporated by reference to Appendix B to the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2011)

Exhibit Number	Item

10.14
Canadian Credit Agreement, dated August 12, 2011, by and among Bluelinx Canada, CIBC Asset-Based Lending Inc. and the lenders from time to time parties thereto (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 16, 2 011)

10.15
Letter Agreement, dated December 18, 2006, relating to and amending the Master Purchase, Supply and Distribution Agreement between Georgia-Pacific Corporation and BlueLinx Corporation dated May 7, 2004 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 22, 2006)

10.16†
Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

10.17
Twelfth Amendment to Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 20, 2012)

10.18
Guaranty of Recourse Obligations, dated as of June 9, 2006, by BlueLinx Holdings Inc. for the benefit of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.19
Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.20†
Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

10.21
First Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein, dated October 22, 2008 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended January 1, 2011, filed with the Securities and Exchange Commission on February 25, 2011)

10.22
Second Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein, dated July 7, 2010 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 7, 2010)

10.23
Third Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein, dated May 10, 2011(incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 12, 2011)

10.24	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein, dated August 11, 2011 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 16, 2011)

10.25
Fifth Amendment to Loan and Security Agreement, dated July 14, 2011, by and between BlueLinx Corporation and certain of its subsidiaries and U.S. Bank National Association in its capacity as trustee for the registered holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2006-C 27, as successor in interest to German American Capital Corporation (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

Exhibit Number	Item

10.26
Second Amended and Restated Employment Agreement between BlueLinx Corporation and George R. Judd, dated January 22, 2013, (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2013)

10.27
Second Amended and Restated Employment Agreement between BlueLinx Corporation and Howard D. Goforth, dated January 22, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2013)

10.28
Amended and Restated Employment Agreement between BlueLinx Corporation and Dean A. Adelman, dated January 21, 2011 (incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on January 27, 2011)

10.29
Employment Agreement between BlueLinx Corporation and Ned M. Bassil, dated October 31, 2011 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

10.30
Investment Agreement, dated as of April 26, 2011, between BlueLinx and Cerberus ABP Investor LLC (incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on April 26, 2011)

14.1
BlueLinx Code of Ethical Conduct (incorporated by reference to Exhibit 14 to Annual Report on Form 10-K for the year ended January 1, 2005, filed with the Securities and Exchange Commission on March 22, 2005)

21.1	List of subsidiaries of the Company*

23.1	Consent of Ernst & Young LLP*

31.1	Certification of George R. Judd, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Howard D. Goforth, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of George R. Judd, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Howard D. Goforth, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

†	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

(A)	Previously filed as Appendix B to the proxy statement for the 2012 Annual Meeting of Stockholders filed on Schedule 14A with the Securities and Exchange Commission on April 16, 2012.

(B)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on November 26, 2004.

(C)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 1, 2004.

(D)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 8, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUELINX HOLDINGS INC. (Registrant)

	By:	/s/ George R. Judd
George R. Judd
President and Chief Executive Officer

Date: February 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Name	Capacity	Date

/s/ George R. Judd	President and Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2013
George R. Judd

/s/ Howard D. Goforth	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2013
Howard D. Goforth

/s/ Scott T. Phillips	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2013
Scott T. Phillips

/s/ Howard S. Cohen	Chairman	February 20, 2013
Howard S. Cohen

/s/ Richard S. Grant	Director	February 20, 2013
Richard S. Grant

/s/ Steven F. Mayer	Director	February 20, 2013
Steven F. Mayer

/s/ Ronald E. Kolka	Director	February 20, 2013
Ronald E. Kolka

/s/ Alan H. Schumacher	Director	February 20, 2013
Alan H. Schumacher

/s/ M. Richard Warner	Director	February 20, 2013
M. Richard Warner