Form 10-Q
period 2013-03-30
BlueLinx Holdings Inc.
filed 2013-05-13
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

As of May 13, 2013 there were 86,665,772 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.

Form 10-Q

For the Quarterly Period Ended March 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	First Quarter
	Period from December 30, 2012 to March 30, 2013	Period from January 1, 2012 to March 31, 2012
Net sales	$503,153	$453,708
Cost of sales	446,695	399,476
Gross profit	56,458	54,232
Operating expenses:
Selling, general, and administrative	59,419	56,066
Depreciation and amortization	2,173	2,260
Total operating expenses	61,592	58,326
Operating loss	(5,134)	(4,094)
Non-operating expenses:
Interest expense	7,192	6,782
Other expense (income), net	110	(62)
Loss before provision for income taxes	(12,436)	(10,814)
Provision for income taxes	213	205
Net loss	$(12,649)	$(11,019)
Basic and diluted weighted average number of common shares outstanding	66,714	65,368
Basic and diluted net loss per share applicable to common stock	$(0.19)	$(0.17)

Comprehensive loss:
Net loss	$(12,649)	$(11,019)
Other comprehensive income:
Unrealized gain from pension plan, net of taxes	718	—
Foreign currency translation	(109)	135
Total other comprehensive income	609	135
Comprehensive loss	$(12,040)	$(10,884)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 30, 2013	December 29, 2012
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,285	$5,188
Receivables, net	218,861	157,465
Inventories, net	319,654	230,059
Other current assets	23,304	19,427
Total current assets	567,104	412,139
Property, plant, and equipment:
Land and land improvements	43,149	43,120
Buildings	94,098	94,070
Machinery and equipment	78,946	78,674
Construction in progress	1,210	1,173
Property, plant, and equipment, at cost	217,403	217,037
Accumulated depreciation	(103,565)	(101,684)
Property, plant, and equipment, net	113,838	115,353
Non-current deferred income tax assets, net	445	445
Other non-current assets	18,197	16,799
Total assets	$699,584	$544,736
Liabilities:
Current liabilities:
Accounts payable	$143,197	$77,850
Bank overdrafts	29,086	35,384
Accrued compensation	4,510	6,170
Current maturities of long-term debt	67,699	8,946
Deferred income taxes, net	449	449
Other current liabilities	11,800	10,937
Total current liabilities	256,741	139,736
Non-current liabilities:
Long-term debt	380,039	368,446
Other non-current liabilities	57,168	57,146
Total liabilities	693,948	565,328
Stockholders’ Equity (Deficit):
Common Stock, $0.01 par value, 200,000,000 shares authorized at March 30, 2013 and December 29, 2012; 86,613,139 and 63,664,115 shares issued at March 30, 2013 and December 29, 2012, respectively.	867	637
Additional paid-in capital	247,853	209,815
Accumulated other comprehensive loss	(29,433)	(30,042)
Accumulated deficit	(213,651)	(201,002)
Total stockholders’ equity (deficit)	5,636	(20,592)
Total liabilities and stockholders’ equity (deficit)	$699,584	$544,736

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	Period from December 30, 2012 to March 30, 2013	Period from January 1, 2012 to March 31, 2012
Cash flows from operating activities:
Net loss	$(12,649)	$(11,019)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,173	2,260
Amortization of debt issuance costs	946	933
Write-off of debt issuance costs	119	—
Gain from sale of properties	(238)	(578)
Payments on modification of lease agreement	—	(5,000)
Deferred income tax benefit	—	(24)
Share-based compensation expense	824	743
Increase in restricted cash related to the ineffective interest rate swap, insurance, and other	(361)	(308)
Other	254	1,826
	(8,932)	(11,167)
Changes in primary working capital components:
Receivables	(61,396)	(59,078)
Inventories	(89,595)	(64,983)
Accounts payable	64,084	46,726
Net cash used in operating activities	(95,839)	(88,502)
Cash flows from investing activities:
Property, plant and equipment investments	(955)	(1,278)
Proceeds from disposition of assets	195	1,439
Net cash (used in) provided by investing activities	(760)	161
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	16	—
Repurchase of shares to satisfy employee tax withholdings	(1,206)	(424)
Repayments on the revolving credit facilities	(128,836)	(80,055)
Borrowings from the revolving credit facilities	199,828	163,268
Payments of principal on mortgage	(646)	(7,134)
Payments on capital lease obligations	(384)	(213)
(Decrease) increase in bank overdrafts	(6,298)	12,591
(Increase) decrease in restricted cash related to the mortgage	(2,955)	2,707
Debt issuance costs	(2,715)	(1,433)
Proceeds from stock offering less expenses paid	39,892	—
Net cash provided by financing activities	96,696	89,307
Increase in cash	97	966
Balance, beginning of period	5,188	4,898
Balance, end of period	$5,285	$5,864

Noncash transactions:
Capital leases	$—	$32

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2013

1.     Basis of Presentation and Background

    Basis of Presentation

BlueLinx Holdings Inc. has prepared the accompanying Unaudited Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 29, 2012, as filed with the Securities and Exchange Commission (“SEC”). Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2013 and fiscal year 2012 contain 53 weeks and 52 weeks, respectively. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating subsidiary” when necessary.

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

In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remain with us. When the inventory is sold by the customer, we recognize revenue on a gross basis.  Customer consigned inventory at March 30, 2013 and December 29, 2012 was approximately $14.1 million and $10.3 million, respectively.

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

    Restricted Cash

We had restricted cash of $13.2 million and $9.9 million at March 30, 2013 and December 29, 2012, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

The table below provides the balances of each individual component in restricted cash as of March 30, 2013 and December 29, 2012 (in thousands):

	March 30, 2013	December 29, 2012
Cash in escrow:
Mortgage(1)	$2,995	$41
Insurance	7,910	7,906
Other	2,321	1,964
Total	$13,226	$9,911

(1)The increase in cash in escrow related to the mortgage is primarily comprised of restricted cash held as collateral under the mortgage agreement which will be used to prepay mortgage indebtedness on the first business day of the second quarter of fiscal 2013.  This is discussed further in “Note 7. – Mortgage”.

        Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectibility of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances ultimately will be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At March 30, 2013 and December 29, 2012, these reserves totaled $4.7 million for both periods.

        Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method.  We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location.  We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market.  At March 30, 2013 and December 29, 2012, the market value of our inventory exceeded its cost.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At March 30, 2013 and December 29, 2012, our damaged, excess and obsolete inventory reserves were $1.3 million and $1.1 million, respectively.

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

Consideration Received from Vendors and Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on the achievement of specified volume purchasing levels.  We also receive rebates related to price protection and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At March 30, 2013 and December 29, 2012, the vendor rebate receivable totaled $9.0 million for both periods.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At March 30, 2013 and December 29, 2012, the customer rebate payable totaled $2.6 million and $5.5 million, respectively.

        Loss per Common Share

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

Given that the restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss.  Therefore, we have not included 2,892,936 and 3,614,274 of unvested shares of restricted stock that had the right to participate in dividends in our basic and dilutive calculations for the first three months of fiscal 2013 and for the first three months of fiscal 2012, respectively.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. During the first quarter of fiscal 2013, we granted 1,872,852 performance shares under our 2006 Long-Term Incentive Plan in which shares are issuable upon satisfaction of certain performance criteria. As of March 30, 2013, we assumed that 1,749,815 of these performance shares will vest, net of forfeitures to date, based on our assumption that meeting the performance criteria is probable. The performance shares are not considered participating shares under the two-class method because they do not receive any non-transferable rights to dividends.  The 1,749,815 performance shares we assume will vest were not included in the computation of diluted earnings per share calculation due to the net loss for the periods. Our restricted stock units are settled in cash upon vesting and are considered liability awards.  Therefore, these restricted stock units are not included in the computation of the basic and diluted earnings per share.  All of our restricted stock units were vested as of the first fiscal quarter of 2012.

As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for these respective periods.  For the first three months of fiscal 2013, we excluded 5,512,898 of unvested share-based awards, which includes excluding the assumed exercise of 870,147 unexpired stock options and 1,749,815 performance shares, from the diluted earnings per share calculation because they were anti-dilutive. For the first three months of fiscal 2012, we excluded 4,519,590 of unvested share-based awards, which includes excluding the assumed exercise of 905,316 unexpired stock options, from the diluted earnings per share calculation because they were anti-dilutive.

On March 27, 2013, we completed a rights offering (the “2013 Rights Offering”) of common stock to our stockholders at a subscription price that was lower than the market price of our common stock. The 2013 Rights Offering was deemed to contain a bonus element that is similar to a stock dividend requiring us to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0894. Weighted average shares for the period ended March 31, 2012 prior to giving effect to the 2013 Rights Offering were 60,002,836 and were 65,368,259 after application of the adjustment factor noted above.

Stock-Based Compensation

We have two stock-based compensation plans covering officers, directors, certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options, upon the granting of restricted stock or upon the vesting of performance shares out of the total amount of common shares authorized for issuance under either the 2004 Plan or the 2006 Plan.  During the first three months of fiscal 2013, the Compensation Committee granted 990,872 restricted shares of our common stock to certain of our officers and directors.  Restricted shares of 1,127,752 vested in the first three months of fiscal 2013 due to the completion of the vesting term.  In addition, during the first three months of fiscal 2013 the Compensation Committee granted certain of our executive officers and directors awards of performance shares of our common stock. These awards, which totaled 1,872,852 performance shares, are contingent upon the successful achievement of certain financial and strategic goals approved by the Compensation Committee.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations.  For the first quarter of fiscal 2013 and for the first quarter of 2012, our total stock-based compensation expense was $0.8 million and $0.7 million, respectively.   We did not recognize related material income tax benefits during these periods.

Income Taxes

Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income.  We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized.  In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions required significant judgment about the forecasts of future taxable income.  We considered all of the available positive and negative evidence during the first quarter of fiscal 2013 and based on the weight of available evidence, we recorded an additional deferred tax asset and valuation allowance of $4.9 million relating to our current period net operating losses, which resulted in a total net deferred tax asset of $82.9 million with a valuation allowance of a corresponding amount as of March 30, 2013. As of December 29, 2012, our total net deferred tax asset was $78.0 million with a valuation allowance of a corresponding amount.

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

We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities.  We have recorded income tax and related interest liabilities where we believe our position may not be sustained.  Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year-ended December 29, 2012.  There have been no material changes to our tax positions during the first quarter of fiscal 2013.

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

Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. In the event that undiscounted cash flows do not exceed the carrying value of a facility, our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a two year average of cash flows based on 2012 net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges (“EBITDA”) and 2013 projected EBITDA, which includes a growth factor assumption, to estimate undiscounted cash flows. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 13 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

No impairment indicators appear to be present that would result in material reductions to our December 29, 2012 projected undiscounted cash flows, which exceeded our carrying value in all cases during the performance of our December 29, 2012 impairment analysis.

        Self-Insurance

It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation and auto liability is limited to $0.8 million and $2.0 million, respectively. Our self-insured retention for each claim involving comprehensive general liability (including product liability claims) is limited to $0.8 million.  We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At March 30, 2013 and December 29, 2012, the self-insurance reserves totaled $7.1 million and $7.2 million, respectively.

New Accounting Standards

In the first quarter of fiscal 2013, the Financial Accounting Standards Board (the “FASB”) issued an amendment to previously issued guidance which requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). The update also requires companies to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period, companies must cross-reference in a note to other required disclosures. The amendments are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. We have adopted this guidance during the first quarter of fiscal 2013, refer to Note 12 for the required disclosures.

There were no other accounting pronouncements adopted during the first three months of fiscal 2013 that had a material impact on our financial statements.

Reclassifications

During the first quarter of fiscal 2013, we have classified certain amounts, which had historically been presented as “Property, plant and equipment investments” in the “Cash flows from investing activities” section of the Consolidated Statements of Cash Flows as “Other” changes in the “Cash flows from operating activities” section of the Consolidated Statements of Cash Flows. To conform the historical presentation to the current and future presentation, we reclassified similar items in prior periods from “Net cash (used in) provided by investing activities” to “Net cash used in operating activities” in our Consolidated Statements of Cash Flows.

3.    Restructuring Charges

We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, Georgia related to the unoccupied 4100 building, which was exited during fiscal 2007. This amendment released us from our obligations with respect to this unoccupied space as of January 31, 2012, in exchange for a $5.0 million space remittance fee, which was paid in the first quarter of 2012. We also paid $0.9 million in the third quarter of fiscal 2012 and are obligated to pay an additional $0.3 million on or before December 31, 2013 related to contractually obligated tenant improvement reimbursement expense. The provisions relating to the occupied 4300 building remain unchanged. Under the existing provisions, the current term of the lease ends on January 31, 2019.

We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations for the first three months of fiscal 2013 and the first three months of fiscal 2012, and in “Accrued compensation” on the Consolidated Balance Sheets at March 30, 2013 and December 29, 2012.

We completed the transition of our Fremont, California operation to our new facility in Stockton, California.  We incurred approximately $0.9 million of transition costs related to this move in the first quarter of fiscal 2013.

4.    Assets Held for Sale and Net Gain on Disposition

We have certain assets that we have designated as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of March 30, 2013 and December 29, 2012, total assets held for sale were $1.6 million and were included in “Other current assets” in our Consolidated Balance Sheets.  During the first quarter of fiscal 2013 we did not sell any real properties classified as held for sale.  However, we recognized an additional gain related to the sale of our Fremont, California location during the first quarter of 2013 of approximately $0.2 million.  The gain was related to proceeds that were held by the purchaser for certain remediation activities that were settled during the quarter.  We continue to actively market the remaining properties that are held for sale.  Due to the fact that the remaining properties are all land, depreciation expense is not impacted.

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

The Company’s minimum required contribution for plan year 2012 was $3.2 million.   In an effort to preserve additional cash for operations, we applied for a waiver from the IRS for our 2012 minimum required contribution.  The waiver is still being reviewed by the IRS.  We have not made $2.1 million of the required 2012 contributions related to the 2012 minimum required contribution.  If we are granted the requested waiver, our minimum required contribution for 2012 will be amortized over the following five years, increasing our future minimum required contributions.  Should the waiver be denied we will be required to make our entire 2012 minimum required contribution in fiscal 2013.  We are currently required to make three quarterly cash contributions during fiscal 2013 of $0.8 million per quarter related to our 2013 minimum required contribution.

During the second quarter of fiscal 2013, we contributed certain qualifying employer real property to our hourly pension plan. The real property, including certain land and buildings, is located in Charleston, S.C. and Buffalo, N.Y., and has been valued by independent appraisals at approximately $6.8 million.  We are leasing back the property from our hourly pension plan for 20 years and will pay monthly rent to the pension plan. The contribution of the property will not have any impact on our day-to-day operations at these locations. The contribution of real estate is expected to exceed our 2013 cash contribution requirements, inclusive of the 2012 minimum required contribution should the waiver be denied, for the hourly pension plan.

Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.

Net periodic pension cost for our pension plans included the following (in thousands):

	First Quarter

	Period from December 30, 2012 to March 30, 2013	Period from January 1, 2012 to March 31, 2012

Service cost	$548	$469
Interest cost on projected benefit obligation	1,188	1,221
Expected return on plan assets	(1,306)	(1,224)
Amortization of unrecognized loss	718	519
Net periodic pension cost	$1,148	$985

6.    Revolving Credit Facilities

We have our U.S. revolving credit facility agreement (the “U.S. revolving credit facility”) with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association (“Wells Fargo Bank”), dated August 4, 2006, as amended.  The U.S. revolving credit facility has a final maturity of April 15, 2016 and maximum available credit of $422.5 million.  The U.S. revolving credit facility also includes an additional $100 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $522.5 million.

On March 29, 2013, we entered into an amendment to our U.S. revolving credit facility, which became effective on that date pursuant to which certain components of the borrowing base calculation and excess liquidity calculation were adjusted as part of this amendment.  The most significant of the changes included in the amendment are extending the final maturity of the U.S. revolving credit facility, increasing the maximum available credit under the facility and adjusting the excess availability threshold calculation.  The new terms of this amended agreement are described in this footnote. In conjunction with this amendment, we incurred $2.8 million of debt fees that were capitalized and are being amortized over the amended debt term.

On March 27, 2013, we concluded the 2013 Rights Offering.  The 2013 Rights Offering was fully subscribed and resulted in gross proceeds of approximately $40 million which were offset by expenses paid as of March 30, 2013 of approximately $0.1 million.  The net proceeds from the transaction were approximately $38.6 million and were net of $1.4 million of expenses incurred, some of which have yet to be paid as of March 30, 2013. We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

As of March 30, 2013, we had outstanding borrowings of $240.4 million and excess availability of $123.4 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.0% at March 30, 2013.  As of December 29, 2012, we had outstanding borrowings of $169.5 million and excess availability of $86.0 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.1% at December 29, 2012.  As of March 30, 2013 and December 29, 2012, we had outstanding letters of credit totaling $4.5 million for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations.  The $4.5 million in outstanding letters of credit as of March 30, 2013 does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of March 30, 2013, our U.S. revolving credit facility, as amended, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 12.5% of the lesser of the borrowing base or $422.5 million (the “Excess Availability Threshold”).  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of March 30, 2013 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest level of fiscal month-end availability in the last three years as of March 30, 2013 was $85.9 million.  We do not anticipate our excess availability in fiscal 2013 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

 In the event that excess availability falls below $35 million or the amount equal to 15% of the lesser of the borrowing base or $422.5 million, the U.S. revolving credit facility gives the lenders the right, but not the obligation, to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  In addition, we would be required to maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts.  Our amended U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

On August 12, 2011, our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) entered into a revolving credit agreement (the “Canadian revolving credit facility”) with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”).  The maturity date of this agreement is August 12, 2014.  As of March 30, 2013, we had outstanding borrowings of $2.0 million and excess availability of $2.2 million under the terms of our Canadian revolving credit facility.  As of December 29, 2012, we had outstanding borrowings of $1.9 million and excess availability of $2.0 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at March 30, 2013 and December 29, 2012.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of March 30, 2013 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under this facility.

7.    Mortgage

We have a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 51 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wells Fargo Bank and both lenders securitized their Notes in separate commercial mortgage backed securities pools in 2006. As of March 30, 2013 and December 29, 2012, the balance on our mortgage loan was $205.3 million and $206.0 million, respectively.

On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  In addition, on a quarterly basis, starting with the fourth quarter of 2012, additional funds held as collateral under the mortgage agreement will be used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, will be released to the Company on the last business day of each calendar quarter through the second quarter of 2014.  All funds released pursuant to these provisions may be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.  Under the terms of our mortgage, we are required to transfer certain funds to be held as collateral. We expect to transfer approximately $13.3 million as collateral during the next twelve month period, approximately $6.3 million of which will be used to reduce mortgage principal on a quarterly basis.  The remaining amount of approximately $7.0 million will be released from escrow to us on a quarterly basis for operational uses as indicated in the amendment.  In conjunction with the modification of our mortgage agreement we incurred approximately $0.3 million in fees that were capitalized and are being amortized over the remaining term of the mortgage.

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

The mortgage loan required interest-only payments through June 2011, at which time we began making payments on the outstanding principal balance. The balance of the loan outstanding at the end of the ten year term will then become due and payable. The principal will be paid in the following increments (in thousands):

2013*	$8,301
2014	2,556
2015	2,725
2016	191,752
2017	—
Thereafter	—
Total	205,334

* During fiscal 2013, we estimate that approximately $6.3 million of restricted cash that will accumulate during the first three quarters of fiscal 2013 will be paid in increments on a quarterly basis to reduce mortgage principal.

8.    Fair Value Measurements

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

 Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage.  To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value measurements in the period are present value factors used in determining fair value and an interest rate.  At March 30, 2013, the discounted carrying value and fair value of our mortgage was $205.3 million and $204.9 million, respectively. At December 29, 2012, the discounted carrying value and fair value of our mortgage was $206.0 million and $205.5 million, respectively.

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

10.  Commitments and Contingencies

Legal  Proceedings

During the first three months of fiscal 2013, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

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

Collective Bargaining Agreements

As of March 30, 2013, approximately 30% of our employees were represented by various labor unions.  As of March 30, 2013, we had 42 collective bargaining agreements, of which 10, covering approximately 132 total employees, are up for renewal in fiscal 2013.  We consider our relationship with our employees generally to be good.

11.  Subsequent Events

During the second quarter of fiscal 2013, we contributed certain qualifying employer real property to our hourly pension plan. The real property, including certain land and buildings, is located in Charleston, S.C. and Buffalo, N.Y., and has been valued by independent appraisals at approximately $6.8 million.  We are leasing back the property from our hourly pension plan for 20 years and will pay monthly rent to the pension plan. The contribution of the property will not have any impact on our day-to-day operations at these locations. The contribution of real estate is expected to exceed our 2013 cash contribution requirements, inclusive of the 2012 minimum required contribution should the waiver be denied, for the hourly pension plan.

We are not aware of any additional significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

12.  Accumulated Other Comprehensive Loss

The changes in accumulated balances for each component of other comprehensive (loss) income for the quarter ended March 30, 2013 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,797	$(32,051)	$212	$(30,042)
Other comprehensive loss before reclassification	(109)	—	—	(109)
Amounts reclassified from accumulated other comprehensive loss	—	718	—	718
Current-period other comprehensive (loss) income	(109)	718	—	609
Ending balance	$1,688	$(31,333)	$212	$(29,433)

The changes in accumulated balances for each component of other comprehensive income for the quarter ended March 31, 2012 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,694	$(23,806)	$212	$(21,900)
Current-period other comprehensive income	135	—	—	135
Ending balance	$1,829	$(23,806)	$212	$(21,765)

Reclassifications out of accumulated other comprehensive loss for the quarter ended March 30, 2013 were as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items:
Actuarial loss	$718	Total before tax
Tax impact	—	Tax impact (1)
Total, net of tax	$718	Net of tax (2)

(1) There was no tax effect for this accumulated other comprehensive loss component items due to the fact that there was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. There were no reclassifications out of accumulated other comprehensive loss for the quarter ended March 31, 2012. See Note 5 for additional details.

13.  Unaudited Supplemental Consolidating Financial Statements

The consolidating financial information as of March 30, 2013 and December 29, 2012 and for the first quarters of fiscal 2013 and fiscal 2012 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 29, 2012, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental consolidated financial statements are fifty-six single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 30, 2012 to March 30, 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$503,153	$6,888	$(6,888)	$503,153
Cost of sales	—	446,695	—	—	446,695
Gross profit	—	56,458	6,888	(6,888)	56,458
Operating expenses (other income):
Selling, general and administrative	1,036	65,109	162	(6,888)	59,419
Depreciation and amortization	—	1,297	876	—	2,173
Total operating expenses	1,036	66,406	1,038	(6,888)	61,592
Operating (loss) income	(1,036)	(9,948)	5,850	—	(5,134)
Non-operating expenses:
Interest expense	—	3,560	3,632	—	7,192
Other loss (income), net	—	111	(1)	—	110
(Loss) income before provision for income taxes	(1,036)	(13,619)	2,219	—	(12,436)
Provision for income taxes	188	25	—	—	213
Equity in loss of subsidiaries	(11,425)	—	—	11,425	—
Net (loss) income	$(12,649)	$(13,644)	$2,219	$11,425	$(12,649)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 1, 2012 to March 31, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$453,708	$7,148	$(7,148)	$453,708
Cost of sales	—	399,476	—	—	399,476
Gross profit	—	54,232	7,148	(7,148)	54,232
Operating expenses (other income):
Selling, general and administrative	1,181	62,611	(578)	(7,148)	56,066
Depreciation and amortization	—	1,374	886	—	2,260
Total operating expenses	1,181	63,985	308	(7,148)	58,326
Operating (loss) income	(1,181)	(9,753)	6,840	—	(4,094)
Non-operating expenses:
Interest expense	—	2,673	4,109	—	6,782
Other expense (income), net	—	(56)	(6)	—	(62)
(Loss) income before provision for income taxes	(1,181)	(12,370)	2,737	—	(10,814)
Provision for income taxes	60	145	—	—	205
Equity in loss of subsidiaries	(9,778)	—	—	9,778	—
Net (loss) income	$(11,019)	$(12,515)	$2,737	$9,778	$(11,019)

The consolidating balance sheet for BlueLinx Holdings Inc. as of March 30, 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$27	$5,258	$—	$—	5,285
Receivables	—	218,861	—	—	218,861
Inventories	—	319,654	—	—	319,654
Other current assets	775	18,374	4,155	—	23,304
Intercompany receivable	75,793	31,389	—	(107,182)	—
Total current assets	76,595	593,536	4,155	(107,182)	567,104
Property and equipment:
Land and land improvements	—	3,279	39,870	—	43,149
Buildings	—	10,162	83,936	—	94,098
Machinery and equipment	—	78,946	—	—	78,946
Construction in progress	—	1,210	—	—	1,210
Property and equipment, at cost	—	93,597	123,806	—	217,403
Accumulated depreciation	—	(72,547)	(31,018)	—	(103,565)
Property and equipment, net	—	21,050	92,788	—	113,838
Investment in subsidiaries	(37,887)	—	—	37,887	—
Non-current deferred income tax assets	—	445	—	—	445
Other non-current assets	—	12,372	5,825	—	18,197
Total assets	$38,708	$627,403	$102,768	$(69,295)	$699,584
Liabilities:
Current liabilities:
Accounts payable	$1,683	$141,514	$—	$—	$143,197
Bank overdrafts	—	29,086	—	—	29,086
Accrued compensation	—	4,510	—	—	4,510
Current maturities of long-term debt	—	58,732	8,967	—	67,699
Deferred income taxes, net	—	449	—	—	449
Other current liabilities	—	10,650	1,150	—	11,800
Intercompany payable	31,389	75,793	—	(107,182)	—
Total current liabilities	33,072	320,734	10,117	(107,182)	256,741
Non-current liabilities:
Long-term debt	—	183,672	196,367	—	380,039
Other non-current liabilities	—	57,168	—	—	57,168
Total liabilities	33,072	561,574	206,484	(107,182)	693,948
Stockholders’ equity (deficit)/parent’s investment	5,636	65,829	(103,716)	37,887	5,636
Total liabilities and stockholders’ equity (deficit)/parent’s investment	$38,708	$627,403	$102,768	$(69,295)	$699,584

The consolidating balance sheet for BlueLinx Holdings Inc. as of December 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$28	$5,160	$—	$—	$5,188
Receivables	—	157,465	—	—	157,465
Inventories	—	230,059	—	—	230,059
Other current assets	1,596	17,790	41	—	19,427
Intercompany receivable	73,981	28,814	—	(102,795)	—
Total current assets	75,605	439,288	41	(102,795)	412,139
Property and equipment:
Land and land improvements	—	3,250	39,870	—	43,120
Buildings	—	10,213	83,857	—	94,070
Machinery and equipment	—	78,674	—	—	78,674
Construction in progress	—	1,173	—	—	1,173
Property and equipment, at cost	—	93,310	123,727	—	217,037
Accumulated depreciation	—	(71,583)	(30,101)	—	(101,684)
Property and equipment, net	—	21,727	93,626	—	115,353
Investment in subsidiaries	(67,053)	—	—	67,053	—
Non-current deferred income tax assets, net	—	445	—	—	445
Other non-current assets	—	10,646	6,153	—	16,799
Total assets	$8,552	$472,106	$99,820	$(35,742)	$544,736
Liabilities:
Current liabilities:
Accounts payable	$203	$77,257	$390	$—	77,850
Bank overdrafts	—	35,384	—	—	35,384
Accrued compensation	127	6,043	—	—	6,170
Current maturities of long-term debt	—	—	8,946	—	8,946
Deferred income tax liabilities, net	—	449	—	—	449
Other current liabilities	—	9,831	1,106	—	10,937
Intercompany payable	28,814	73,981	—	(102,795)	—
Total current liabilities	29,144	202,945	10,442	(102,795)	139,736
Non-current liabilities:
Long-term debt	—	171,412	197,034	—	368,446
Other non-current liabilities	—	57,146	—	—	57,146
Total liabilities	29,144	431,503	207,476	(102,795)	565,328
Stockholders’ (deficit) equity/parent’s investment	(20,592)	40,603	(107,656)	67,053	(20,592)
Total liabilities and stockholders’ (deficit) equity/parent’s investment	$8,552	$472,106	$99,820	$(35,742)	$544,736

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 30, 2012 to March 30, 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(12,649)	$(13,644)	$2,219	$11,425	$(12,649)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	—	1,297	876	—	2,173
Amortization of debt issuance costs	—	615	331	—	946
Write off of debt issuance costs	—	119	—	—	119
Gain from the sale of properties	—	—	(238)	—	(238)
Gain from property insurance settlement	—	—	—	—	—
Vacant property charges, net	—	—	—	—	—
Payments on modification of lease agreement	—	—	—	—	—
Deferred income tax benefit	—	—	—	—	—
Share-based compensation expense	227	597	—	—	824
Increase in restricted cash	—	(361)	—	—	(361)
Other	694	641	(1,081)	—	254
Equity in earnings of subsidiaries	11,425	—	—	(11,425)	—
Intercompany receivable	(1,812)	(2,575)	—	4,387	—
Intercompany payable	2,575	1,812	—	(4,387)	—
	460	(11,499)	2,107	—	(8,932)
Changes in primary working capital components:
Receivables	—	(61,396)	—	—	(61,396)
Inventories	—	(89,595)	—	—	(89,595)
Accounts payable	217	64,257	(390)	—	64,084
Net cash provided by (used in) operating activities	677	(98,233)	1,717	—	(95,839)
Cash flows from investing activities:
Investment in subsidiaries	(39,364)	37,643	1,721	—	—
Property, plant and equipment investments	—	(955)	—	—	(955)
Proceeds from disposition of assets	—	32	163	—	195
Net cash (used in) provided by investing activities	(39,364)	36,720	1,884	—	(760)
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	16	—	—	16
Repurchase of shares to satisfy employee tax withholdings	(1,206)	—	—	—	(1,206)
Repayments on the revolving credit facilities	—	(128,836)	—	—	(128,836)
Borrowings from the revolving credit facilities	—	199,828	—	—	199,828
Payments of principal on mortgage	—	—	(646)	—	(646)
Payments on capital lease obligations	—	(384)	—	—	(384)
Decrease in bank overdrafts	—	(6,298)	—	—	(6,298)
Increase in restricted cash related to the mortgage	—	—	(2,955)	—	(2,955)
Debt issuance costs	—	(2,715)	—	—	(2,715)
Proceeds from rights offering less expenses paid	39,892	—	—	—	39,892
Net cash provided by (used in) financing activities	38,686	61,611	(3,601)	—	96,696
Increase in cash	(1)	98	—	—	97
Balance, beginning of period	28	5,160	—	—	5,188
Balance, end of period	$27	$5,258	$—	$—	$5,285

Noncash transactions:
Capital leases	$—	$—	$—	$—	$—

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 1, 2012 to March 31, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(11,019)	$(12,515)	$2,737	$9,778	$(11,019)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	1,374	886	—	2,260
Amortization of debt issuance costs	—	618	315	—	933
Gain from the sale of properties	—	—	(578)	—	(578)
Payments on modification of lease agreement	—	(5,000)	—	—	(5,000)
Deferred income tax benefit	—	(24)	—	—	(24)
Share-based compensation expense		599	144	—	743
Increase in restricted cash	—	(308)	—	—	(308)
Other	(227)	1,375	678	—	1,826
Equity in earnings of subsidiaries	9,778	—	—	(9,778)	—
Intercompany receivable	2,246	(52)	—	(2,194)	—
Intercompany payable	52	(2,246)	—	2,194	—
	830	(16,179)	4,182	—	(11,167)
Changes in primary working capital components:
Receivables	—	(59,078)	—	—	(59,078)
Inventories	—	(64,983)	—	—	(64,983)
Accounts payable	(161)	46,687	200	—	46,726
Net cash provided by (used in) operating activities	669	(93,553)	4,382	—	(88,502)
Cash flows from investing activities:
Investment in subsidiaries	(669)	597	72	—	—
Property, plant and equipment investments	—	(1,278)	—	—	(1,278)
Proceeds from disposition of assets	—	33	1,406	—	1,439
Net cash (used in) provided by investing activities	(669)	(648)	1,478	—	161
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	—	(424)	—	—	(424)
Repayments on the revolving credit facilities	—	(80,055)	—	—	(80,055)
Borrowings from the revolving credit facilities	—	163,268	—	—	163,268
Payments of principal on mortgage	—	—	(7,134)	—	(7,134)
Payments on capital lease obligations	—	(213)	—	—	(213)
Increase in bank overdrafts	—	12,591	—	—	12,591
Increase in restricted cash related to the mortgage	—	—	2,707	—	2,707
Debt financing costs	—	—	(1,433)	—	(1,433)
Net cash provided by (used in) financing activities	—	95,167	(5,860)	—	89,307
Increase in cash	—	966	—	—	966
Balance, beginning of period	27	4,871	—	—	4,898
Balance, end of period	$27	$5,837	$—	$—	$5,864

Noncash transactions:
Capital leases	$—	$32	$—	$—	$32

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. This MD&A section should be read in conjunction with our consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 29, 2012 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing.

The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning.  All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012 as filed with the SEC and other factors, some of which may not be known to us.  We operate in a changing environment in which new risks can emerge from time to time.  It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

•	the acceptance by our customers of our privately branded products;

•	inventory levels of new and existing homes for sale;

•	general economic and business conditions in the United States;

•	risks associated with doing business globally;

•	the financial condition and credit worthiness of our customers;

•	the activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	limitations on our transportation operations, which are subject to governmental regulation;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	immigration patterns and job and household formation;

•	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•	adverse weather patterns or conditions;

•	acts of war or terrorist activities, including acts of cyber intrusion;

•	variations in the performance of the financial markets, including the credit markets; and

•	the other factors described herein and in our Annual Report on Form 10-K for the year ended December 29, 2012 as filed with the SEC.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Overview

Background

We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our network of approximately 55 distribution centers which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 46% of our first quarter of fiscal 2013 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 54% of our first quarter of fiscal 2013 gross sales.

Industry Conditions

We operate in a changing environment in which new risks can emerge from time to time.  A number of factors cause our results of operations to fluctuate from period to period.  Many of these factors are seasonal or cyclical in nature. Conditions in the United States (“U.S.”) housing market continue to be at historically low levels. Our operating results have declined during the past several years as they are closely tied to U.S. housing starts. Additionally, over the past several years, the mortgage markets have experienced substantial disruption due to an unprecedented number of defaults. This disruption and the related defaults have increased the inventory of homes for sale and also have caused lenders to tighten mortgage qualification criteria, which further reduces demand for new homes. While there has been some recent improvement, we expect the lower than historical average level of new housing activity will continue to negatively impact our operating results. We continue to prudently manage our inventories, receivables and spending in this environment. However, along with many forecasters, we believe that we are in the beginning of a housing recovery and that U.S. housing demand will continue to improve in the long term based on population demographics and a variety of other factors.

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

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the first quarter of fiscal 2013, the first quarter of fiscal 2012, fiscal 2012 and fiscal 2011.

	Fiscal Q1 2013	Fiscal Q1 2012	Fiscal 2012	Fiscal 2011
	(Dollars in millions) (Unaudited)
Sales by Category
Structural Products	$233	$183	$806	$705
Specialty Products	271	268	1,114	1,068
Other(1)	(1)	3	(12)	(18)
Total Sales	$503	$454	$1,908	$1,755
Sales Variances
Unit Volume $ Change	$12	$44	$42	$(52)
Price/Other(1)	37	19	111	3
Total $ Change	$49	$63	$153	$(49)

Unit Volume % Change	2.7%	11.2%	2.3%	(2.8)%
Price/Other(1)	8.2%	5.0%	6.4%	0.1%
Total % Change	10.9%	16.2%	8.7%	(2.7)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, in each case for the first quarter of fiscal 2013, the first quarter of fiscal 2012, fiscal 2012 and fiscal 2011.

	Fiscal Q1 2013	Fiscal Q1 2012	Fiscal 2012	Fiscal 2011
Gross Margin $’s by	(Dollars in millions)
Category	(Unaudited)
Structural Products	$20	$18	$77	$65
Specialty Products	35	34	146	137
Other (1)	1	2	7	8
Total Gross Margin $’s	$56	$54	$230	$210
Gross Margin %’s by Category
Structural Products	8.6%	9.8%	9.6%	9.2%
Specialty Products	12.9%	12.7%	13.1%	12.8%
Total Gross Margin %’s	11.2%	12.0%	12.1%	12.0%
Unit Volume Change by Product
Structural Products	4.5%	9.4%	1.4%	(15.1)%
Specialty Products	1.5%	12.4%	2.9%	7.4%
Total Change in Unit Volume %’s	2.7%	11.2%	2.3%	(2.8)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the first quarter of fiscal 2013, the first quarter of fiscal 2012, fiscal 2012 and fiscal 2011.

	Fiscal Q1 2013	Fiscal Q1 2012	Fiscal 2012	Fiscal 2011
	(Dollars in millions)
	(Unaudited)
Sales by Channel
Warehouse/Reload	$399	$354	$1,534	$1,397
Direct	105	97	386	376
Other(1)	(1)	3	(12)	(18)
Total	$503	$454	$1,908	$1,755
Gross Margin by Channel
Warehouse/Reload	$49	$46	$199	$179
Direct	6	6	24	23
Other(1)	1	2	7	8
Total	$56	$54	$230	$210
Gross Margin % by Channel
Warehouse/Reload	12.3%	13.0%	13.0%	12.8%
Direct	5.7%	6.2%	6.2%	6.1%
Total	11.2%	12.0%	12.1%	12.0%

(1) “Other” includes unallocated allowances and adjustments.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year.  Fiscal year 2013 contains 53 weeks and fiscal year 2012 contains 52 weeks.

Results of Operations

First Quarter of Fiscal 2013 Compared to First Quarter of Fiscal 2012

The following table sets forth our results of operations for the first quarter of fiscal 2013 and first quarter of fiscal 2012.

	First Quarter of Fiscal 2013	% of Net Sales	First Quarter of Fiscal 2012	% of Net Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$503,153	100.0%	$453,708	100.0%
Gross profit	56,458	11.2%	54,232	12.0%
Selling, general and administrative	59,419	11.8%	56,066	12.4%
Depreciation and amortization	2,173	0.4%	2,260	0.5%
Operating loss	(5,134)	(1.0)%	(4,094)	(0.9)%
Interest expense	7,192	1.4%	6,782	1.5%
Other expense (income), net	110	0.0%	(62)	0.0%
Loss before provision for income taxes	(12,436)	(2.5)%	(10,814)	(2.4)%
Provision for income taxes	213	0.0%	205	0.0%
Net loss	$(12,649)	(2.5)%	$(11,019)	(2.4)%

Net sales.  For the first quarter of fiscal 2013, net sales increased by 10.9%, or $49.4 million, to $503.2 million.  Sales during the quarter were positively impacted by an increase in demand.  Structural sales increased by $50.6 million, or 27.7%, compared to the first quarter of fiscal 2012, primarily due to an increase in structural product prices of 23.2% and an increase in unit volumes of 4.5%. Specialty sales increased by $2.9 million, or 1.1%, from a year ago, primarily as a result of an increase in specialty unit volume of 1.5% partially offset by a decrease in product prices of 0.4%.

Gross profit.  Gross profit for the first quarter of fiscal 2013 was $56.5 million, or 11.2% of sales, compared to $54.2 million, or 12.0% of sales, in the prior year period. The increase in gross profit dollars compared to the first quarter of fiscal 2012 was driven by an increase in demand, which positively impacted sales volume coupled with commodity price inflation.  The gross margin percentage decreased by 80 basis points to 11.2% for the three months ended March 30, 2013 from 12.0% for the three months ended March 31, 2012, primarily due to a higher sales mix of lower margin structural product.

Selling, general, and administrative expenses.  Selling, general and administrative expenses were $59.4 million, or 11.8% of net sales, for the first quarter of fiscal 2013, compared to $56.1 million, or 12.4% of net sales, a $3.3 million increase compared to the first quarter of fiscal 2012.  This increase in selling, general, and administrative expenses primarily was due to increases in variable costs  due to an increase in unit volume of 2.7% coupled with transition costs of $0.9 million associated with the move from our Fremont, California location to our Stockton, California location during the first quarter of fiscal 2013.  In addition, gains on the sale of real estate were $0.1 million lower in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Depreciation and amortization. Depreciation and amortization expense totaled $2.2 million for the first quarter of fiscal 2013, compared to $2.3 million for the first quarter of fiscal 2012.  The $0.1 million decrease in depreciation and amortization is primarily related to a portion of our property and equipment becoming fully depreciated during fiscal 2013 at a faster pace than new capital additions.

Operating loss. Operating loss for the first quarter of fiscal 2013 was $5.1 million, or 1.0% of sales, compared to operating loss of $4.1 million, or 0.9% of sales, in the first quarter of fiscal 2012, reflecting an increase in selling, general and administrative expense of $3.3 partially offset by an increase in gross profit dollars of $2.2 million and a $0.1 million decrease in depreciation expense.

Interest expense. Interest expense totaled $7.2 million for the first quarter of fiscal 2013 compared to $6.8 million for the first quarter of fiscal 2012.  The $0.4 million increase is largely due to a $0.6 million increase in interest expense incurred on our revolving credit facilities, a $0.1 increase in interest expense incurred related to our capital lease obligations, the write-off of $0.1 million previously capitalized debt fees related to the amendment of our U.S. revolving credit facility, partially offset by a $0.5 million decrease in interest expense incurred on our mortgage.  Interest expense included $0.9 million of debt issue cost amortization for the first quarter of fiscal 2013 and the first quarter of fiscal 2012.  During the first quarter of fiscal 2013, interest expense related to our revolving credit facilities and mortgage was $2.7 million and $3.3 million, respectively.  During the first quarter of fiscal 2012, interest expense related to our revolving credit facilities and mortgage was $2.1 million and $3.8 million, respectively. See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

Provision for income taxes. The effective tax rate was (1.7)% and (1.9)% for the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively.  The unusual effective tax rate in both periods is driven by a full valuation allowance recorded against our first quarter federal and state benefit and tax expense related to gross receipts, Canadian and certain state taxes.

Net  loss.   Net loss for the first quarter of fiscal 2013 was $12.6 million compared to a net loss of $11.0 million for the first quarter of fiscal 2012 as a result of the above factors.

On a per-share basis, basic and diluted loss applicable to common stockholders for the first quarter of fiscal 2013 and for the first quarter of fiscal 2012 were each $0.19 and $0.17, respectively.  On March 27, 2013, we completed a rights offering (the “2013 Rights Offering”) of common stock to our stockholders at a subscription price that was lower than the market price of our common stock. The 2013 Rights Offering was deemed to contain a bonus element that is similar to a stock dividend requiring us to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0894. Weighted average shares for the period ended March 31, 2012 prior to giving effect to the 2013 Rights Offering were 60,002,836 and were 65,368,259 after application of the adjustment factor noted above.

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

Liquidity and Capital Resources

We depend on cash flows from operations and funds available under our revolving credit facilities to finance working capital needs and capital expenditures. We had approximately $123.4 million of excess availability under our U.S. revolving credit facility agreement (the “U.S. revolving credit facility”) and $2.2 million under the Canadian revolving credit facility agreement (the “Canadian revolving credit facility”), described further below, as of March 30, 2013. We had approximately $86.0 million of excess availability under the U.S. revolving credit facility and $2.0 million under our Canadian revolving credit facility as of December 29, 2012.  As of March 30, 2013, we had excess availability of $78.0 million above the minimum required under the U.S. revolving credit facility.  As of March 30, 2013, under our amended U.S. revolving credit facility, we are required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the Excess Availability Threshold.  If we fail to maintain this minimum excess availability, the amended U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.  In the event that excess availability falls below $35 million or the amount equal to 15% of the lesser of the borrowing base or $422.5 million, and we do not meet the fixed charge coverage ratio, the U.S. revolving credit facility gives the lenders the right, but not the obligation, to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  For additional information regarding our financial covenants under our revolving credit facilities, see the risk factor “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” set forth under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, as filed with the SEC.

On March 27, 2013, we concluded the 2013 Rights Offering.  The 2013 Rights Offering was fully subscribed and resulted in gross proceeds of approximately $40 million which were offset by expenses paid as of March 30, 2013 of approximately $0.1 million.  The net proceeds from the transaction were approximately $38.6 million and were net of $1.4 million of expenses incurred, some of which have yet to be paid as of March 30, 2013. We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

Excess availability may continue to decrease while our industry and our company continue to participate in the recovery of the housing market. However, we believe that the amounts available from our revolving credit facilities and other sources will be sufficient to fund our routine operations and capital requirements for the next 12 months.

We may elect to selectively pursue acquisitions. Accordingly, depending on the nature of the acquisition, we may use cash or stock, or a combination of both, as acquisition currency. Our cash requirements may significantly increase and incremental cash expenditures will be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with any acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, our liquidity position may be adversely impacted. In addition, there can be no assurance that we will be successful in completing acquisitions in the future. For a discussion of the risks associated with acquisitions, see the risk factor “Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows” set forth under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, as filed with the SEC.

The following tables indicate our working capital and cash flows for the periods indicated.

	March 30, 2013	December 29, 2012
	(Dollars in thousands)
	(Unaudited)
Working capital	$310,363	$272,403

	Period from December 30, 2012 to March 30, 2013	Period from January 1, 2012 to March 31, 2012
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(95,839)	$(88,502)
Cash flows (used in) provided by investing activities	(760)	161
Cash flows provided by financing activities	96,696	89,307

Working Capital

Working capital increased by $38.0 million to $310.4 million at March 30, 2013 from $272.4 million at December 29, 2012.  The increase in working capital is primarily attributable to increases in inventory of $89.6 million and receivables of $61.4 million and a decrease in bank overdrafts of $6.3 million.  We increased inventory levels to meet current demand, and the increase in accounts receivable is due to an increase in demand and seasonal payment patterns.  These changes were partially offset by increases in accounts payable of $65.4 million and increased net borrowings on the current portion of our revolving credit facilities of $58.7 million as we purchased more products to meet existing demand.  The increase in accounts payable is reflected as a $64.1 million change in the operating activities section of the Consolidated Statement of Cash Flows net of $1.3 million of a payable for expenses related to the 2013 Rights Offering, which were reflected in the financing activities section of the Consolidated Statement of Cash Flows.  In the financing section of the Consolidated Statement of Cash Flows, these accrued expenses for the 2013 Rights Offering were netted with total expenses incurred for the 2013 Rights Offering when calculating “Proceeds from the rights offering less expenses paid”.

Operating Activities

During the first quarter of fiscal 2013, cash flows used in operating activities totaled $95.8 million.  The primary drivers of cash flow used in operations were increases in accounts receivable of $61.4 million reflecting increased revenue resulting from an increase in demand and seasonal payment patterns, an increase in inventories of $89.6 million due to an increase in purchases to meet increased demand and a net loss, as adjusted for non-cash charges, of $8.8 million.  These cash outflows were offset by an increase in accounts payable of $64.1 million due to an increase in purchase volume associated with increased demand. This change in accounts payable was classified net of $1.3 million of expenses accrued but not yet paid for the 2013 Rights Offering, which were classified in cash flows from financing activities.  Refer to the Working Capital section above for further discussion of these items.

During the first quarter of fiscal 2012, cash flows used in operating activities totaled $88.5 million.  The primary drivers of cash flow used in operations were increases in accounts receivable of $59.1 million reflecting increased revenue resulting from an increase in demand and seasonal payment patterns and an increase in inventories of $65.0 million due to an increase in purchases to meet increased demand and a net loss, as adjusted for non-cash changes, of $7.7 million.  These cash outflows were offset by an increase in accounts payable of $46.7 million due to an increase in purchase volume associated with increased demand and increased global procurement which has resulted in increased in-transit inventory.  In addition, we made a payment of $5.0 million related to the modification of the lease agreement for our corporate headquarters.

Investing Activities

During the first quarter of fiscal 2013 and fiscal 2012, cash flows (used by) provided by investing activities totaled $(0.8) million and $0.2 million, respectively.

During the first quarter of fiscal 2013 and fiscal 2012, our expenditures for property and equipment were $1.0 million and $1.3 million, respectively.  The capital expenditures in 2013 primarily relate to normal replenishment. Our capital expenditures for fiscal 2013 and 2012 have been and likely will continue to be paid from our revolving credit facility.

Proceeds from the disposition of property totaled $0.2 million and $1.4 million for the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively.  The proceeds from disposition of assets in the first quarter of fiscal 2013 were primarily related to the sale of certain surplus pieces of equipment.  The proceeds from disposition of assets in the first quarter of fiscal 2012 were primarily related to the sale of two surplus properties.

Financing Activities

Net cash provided by financing activities was $96.7 million and $89.3 million during the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively.  The net cash provided by financing activities in the first quarter of fiscal 2013 primarily reflected a net increase in the balance of our revolving credit facility of $71.0 million and net proceeds from the 2013 Rights Offering of $39.9 million.  These increases were partially offset by a decrease in bank overdrafts of $6.3 million, increases in our restricted cash related to the mortgage of $3.0 million and cash paid for debt financing costs of $2.7 million. The net cash provided by financing activities in the first quarter of fiscal 2012 primarily reflected an increase in the balance of our revolving credit facility of $83.2 million, an increase in bank overdrafts of $12.6 million and a decrease in restricted cash related to our mortgage of $2.7 million.  Partially offsetting these cash inflows were $7.1 million of principal payments on our mortgage.

Debt and Credit Sources

We have our U.S. revolving credit facility with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association (“Wells Fargo Bank”), dated August 4, 2006, as amended.  The U.S. revolving credit facility has a final maturity of April 15, 2016 and maximum available credit of $422.5 million.  The U.S. revolving credit facility also includes an additional $100 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $522.5 million.

On March 29, 2013, we entered into an amendment to our U.S. revolving credit facility, which became effective on that date pursuant to which certain components of the borrowing base calculation and excess liquidity calculation were adjusted as part of this amendment.  The most significant of the changes included in the amendment are extending the final maturity of the U.S. revolving credit facility, increasing the maximum available credit under the facility and adjusting the excess availability threshold calculation.  The new terms of this amended agreement are described within this section of this MD&A of Financial Condition and Results of Operations. In conjunction with this amendment, we incurred $2.8 million of debt fees that were capitalized and are being amortized over the amended term.

On March 27, 2013, we concluded the 2013 Rights Offering.  The 2013 Rights Offering was fully subscribed and resulted in gross proceeds of approximately $40 million which were offset by expenses paid as of March 30, 2013 of approximately $0.1 million.  The net proceeds from the transaction were approximately $38.6 million and were net of $1.4 million of expenses incurred, some of which have yet to be paid as of March 30, 2013. We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

As of March 30, 2013, we had outstanding borrowings of $240.4 million and excess availability of $123.4 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.0% at March 30, 2013.  As of December 29, 2012, we had outstanding borrowings of $169.5 million and excess availability of $86.0 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.1% at December 29, 2012.  As of March 30, 2013 and December 29, 2012, we had outstanding letters of credit totaling $4.5 million for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations.  The $4.5 million in outstanding letters of credit as of March 30, 2013 does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of March 30, 2013, our U.S. revolving credit facility, as amended, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $30 million or the amount equal to 12.5% of the lesser of the borrowing base or $422.5 million (the “Excess Availability Threshold”).  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of March 30, 2013 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest level of fiscal month-end availability in the last three years as of March 30, 2013 was $85.9 million.  We do not anticipate our excess availability in fiscal 2013 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

 In the event that excess availability falls below $35 million or the amount equal to 15% of the lesser of the borrowing base or $422.5 million, the U.S. revolving credit facility gives the lenders the right, but not the obligation, to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  In addition, we would be required to maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts.  Our amended U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

On August 12, 2011, our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) entered into the Canadian revolving credit facility with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”).  The maturity date of this agreement is August 12, 2014.  As of March 30, 2013, we had outstanding borrowings of $2.0 million and excess availability of $2.2 million under the terms of our Canadian revolving credit facility.  As of December 29, 2012, we had outstanding borrowings of $1.9 million and excess availability of $2.0 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at March 30, 2013 and December 29, 2012.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of March 30, 2013 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under this facility.

On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  We are required to transfer funds under the terms of the mortgage that are held as collateral.  We expect to transfer approximately $13.3 million as collateral during the next twelve month period, approximately $6.3 million of which will be used to reduce mortgage principal on a quarterly basis.  The remaining amount of approximately $7.0 million will be released from escrow on a quarterly basis for operational uses as indicated in the amendment.  As part of the September 2012 amendment to the mortgage, on a quarterly basis, additional funds held as collateral under the mortgage agreement will be used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, will be released to the Company on the last business day of each calendar quarter through the second quarter of 2014.  All funds released pursuant to these provisions may only be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.  In conjunction with the modification of our mortgage agreement we incurred approximately $0.3 million in debt fees that were capitalized and are being amortized over the remaining term of the mortgage. As of March 30, 2013 and December 29, 2012, the balance of our mortgage loan was $205.3 million and $206.0 million, respectively.

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

There have been no other material changes to our contractual obligations from those disclosed above or in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. There have been no material changes to our accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

New Accounting Standards

In the first quarter of fiscal 2013, the Financial Accounting Standards Board (the “FASB”) issued an amendment to previously issued guidance which requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). The update also requires companies to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period, companies must cross-reference in a note to other required disclosures. The amendments are effective for public companies in fiscal years, and interim periods within those years, beginning after  December 15, 2012. We have adopted this guidance during the first quarter of fiscal 2013, refer to Note 12 of the Notes to Consolidated Financial Statements for the required disclosures.

There were no other accounting pronouncements adopted during the first three months of fiscal 2013 that had a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the first three months of fiscal 2013, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ITEM 1A. RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 as filed with the SEC.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Fifth Amendment, dated March 29, 2013 to the Amended and Restated Loan and Security Agreement, dated August 4, 2006, as amended, by and between the Operating Company, Wells Fargo and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprchensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).*

*
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

BlueLinx Holdings Inc.
(Registrant)

Date: May 13, 2013	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Fifth Amendment, dated March 29, 2013 to the Amended and Restated Loan and Security Agreement, dated August 4, 2006, as amended, by and between the Operating Company, Wells Fargo and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprchensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.