Form 10-Q
period 2013-06-29
BlueLinx Holdings Inc.
filed 2013-07-31
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of July 31, 2013 there were 86,570,714 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.

Form 10-Q

For the Quarterly Period Ended June 29, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Second Quarter
	Period from March 31, 2013 to June 29, 2013	Period from April 1, 2012 to June 30, 2012
Net sales	$604,592	$517,026
Cost of sales	549,407	453,838
Gross profit	55,185	63,188
Operating expenses:
Selling, general, and administrative	68,510	57,136
Depreciation and amortization	2,229	2,187
Total operating expenses	70,739	59,323
Operating (loss) income	(15,554)	3,865
Non-operating expenses:
Interest expense	6,916	7,325
Other expense, net	128	49
Loss before (benefit from) provision for income taxes	(22,598)	(3,509)
(Benefit from) provision for income taxes	(292)	197
Net loss	$(22,306)	$(3,706)
Basic and diluted weighted average number of common shares outstanding	84,167	65,471
Basic and diluted net loss per share applicable to common stock	$(0.27)	$(0.06)

Comprehensive loss:
Net loss	$(22,306)	$(3,706)
Other comprehensive income (loss):
Unrealized gain from pension plan, net of taxes	158	—
Foreign currency translation	(162)	(109)
Total other comprehensive loss	(4)	(109)
Comprehensive loss	$(22,310)	$(3,815)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	Period from December 30, 2012 to June 29, 2013	Period from January 1, 2012 to June 30, 2012
Net sales	$1,107,745	$970,734
Cost of sales	996,102	853,314
Gross profit	111,643	117,420
Operating expenses:
Selling, general, and administrative	127,929	113,202
Depreciation and amortization	4,402	4,447
Total operating expenses	132,331	117,649
Operating loss	(20,688)	(229)
Non-operating expenses:
Interest expense	14,108	14,107
Other expense (income), net	238	(13)
Loss before (benefit from) provision for income taxes	(35,034)	(14,323)
(Benefit from) provision for income taxes	(79)	402
Net loss	$(34,955)	$(14,725)
Basic and diluted weighted average number of common shares outstanding	75,441	65,420
Basic and diluted net loss per share applicable to common stock	$(0.46)	$(0.23)

Comprehensive loss:
Net loss	$(34,955)	$(14,725)
Other comprehensive income (loss):
Unrealized gain from pension plan, net of taxes	876	—
Foreign currency translation	(271)	26
Total other comprehensive income	605	26
Comprehensive loss	$(34,350)	$(14,699)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 29, 2013	December 29, 2012
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$8,386	$5,188
Receivables, net	232,994	157,465
Inventories, net	318,437	230,059
Other current assets	27,343	19,427
Total current assets	587,160	412,139
Property, plant, and equipment:
Land and land improvements	41,048	43,120
Buildings	90,287	94,070
Machinery and equipment	78,660	78,674
Construction in progress	1,834	1,173
Property, plant, and equipment, at cost	211,829	217,037
Accumulated depreciation	(102,986)	(101,684)
Property, plant, and equipment, net	108,843	115,353
Non-current deferred income tax assets, net	445	445
Other non-current assets	17,852	16,799
Total assets	$714,300	$544,736
Liabilities:
Current liabilities:
Accounts payable	$127,767	$77,850
Bank overdrafts	20,933	35,384
Accrued compensation	5,241	6,170
Current maturities of long-term debt	120,175	8,946
Deferred income taxes, net	449	449
Other current liabilities	15,867	10,937
Total current liabilities	290,432	139,736
Non-current liabilities:
Long-term debt	381,579	368,446
Other non-current liabilities	57,134	57,146
Total liabilities	729,145	565,328
Stockholders’ Deficit:
Common Stock, $0.01 par value, 200,000,000 shares authorized at June 29, 2013 and December 29, 2012; 86,570,714 and 63,664,115 shares issued at June 29, 2013 and December 29, 2012, respectively.	866	637
Additional paid-in capital	249,683	209,815
Accumulated other comprehensive loss	(29,437)	(30,042)
Accumulated deficit	(235,957)	(201,002)
Total stockholders’ deficit	(14,845)	(20,592)
Total liabilities and stockholders’ deficit	$714,300	$544,736

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	Period from December 30, 2012 to June 29, 2013	Period from January 1, 2012 to June 30, 2012
Cash flows from operating activities:
Net loss	$(34,955)	$(14,725)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,402	4,447
Amortization of debt issuance costs	1,671	1,863
Write-off of debt issuance costs	119	—
Gain from sale of properties	(230)	(530)
Gain from property insurance settlement	—	(476)
Vacant property charges, net	—	(78)
Severance charges	4,331	—
Payments on modification of lease agreement	—	(5,000)
Deferred income tax benefit	—	(24)
Share-based compensation expense	4,327	1,420
(Increase) decrease in restricted cash related to insurance and other	(85)	657
Other	855	5,585
	(19,565)	(6,861)
Changes in primary working capital components:
Receivables	(75,529)	(63,242)
Inventories	(88,378)	(50,053)
Accounts payable	49,815	10,050
Net cash used in operating activities	(133,657)	(110,106)
Cash flows from investing activities:
Property, plant and equipment investments	(2,965)	(2,140)
Proceeds from disposition of assets	443	1,915
Net cash used in investing activities	(2,522)	(225)
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	16	—
Repurchase of shares to satisfy employee tax withholdings	(2,867)	(424)
Repayments on the revolving credit facilities	(266,845)	(201,403)
Borrowings from the revolving credit facilities	395,383	313,666
Payments of principal on mortgage	(4,176)	(7,747)
Payments on capital lease obligations	(768)	(414)
(Decrease) increase in bank overdrafts	(14,451)	8,339
Increase in restricted cash related to the mortgage	(2,800)	—
Debt issuance costs	(2,830)	(1,433)
Proceeds from stock offering less expenses paid	38,715	—
Net cash provided by financing activities	139,377	110,584
Increase in cash	3,198	253
Balance, beginning of period	5,188	4,898
Balance, end of period	$8,386	$5,151

Noncash transactions:
Capital leases	$—	$32

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2013

1.    Basis of Presentation and Background

Basis of Presentation

BlueLinx Holdings Inc. has prepared the accompanying Unaudited Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q, and therefore they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 29, 2012, as filed with the Securities and Exchange Commission (“SEC”). Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year. Fiscal year 2013 and fiscal year 2012 contain 53 weeks and 52 weeks, respectively. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating subsidiary” when necessary.

We believe the accompanying Unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments and other nonrecurring adjustments disclosed in the subsequent notes to the consolidated financial statements, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates and such differences could be material. In addition, the operating results for interim periods may not be indicative of the results of operations for a full year. We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors, with the second and third quarters typically accounting for the highest sales volumes. These seasonal factors are common in the building products distribution industry.

We are a leading distributor of building products in North America with approximately 1,870 employees.  We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our current network of approximately 55 distribution centers.

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

All revenues are recorded gross. The key indicators used to determine when and how revenue is recorded are as follows:

●	We are the primary obligor responsible for fulfillment and all other aspects of the customer relationship.
●	Title passes to BlueLinx, and we carry all risk of loss related to warehouse and third-party (“reload”) inventory and inventory shipped directly from vendors to our customers.
●	We are responsible for all product returns.
●	We control the selling price for all channels.
●	We select the supplier.
●	We bear all credit risk.

In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remain with us. When the inventory is sold by the customer, we recognize revenue on a gross basis.  Customer consigned inventory at June 29, 2013 and December 29, 2012 was approximately $13.7 million and $10.3 million, respectively.

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

      Restricted Cash

We had restricted cash of $12.8 million and $9.9 million at June 29, 2013 and December 29, 2012, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

The table below provides the balances of each individual component in restricted cash as of June 29, 2013 and December 29, 2012 (in thousands):

	June 29, 2013	December 29, 2012
Cash in escrow:
Mortgage(1)	$2,841	$41
Insurance	7,913	7,906
Other	2,042	1,964
Total	$12,796	$9,911

(1)The increase in cash in escrow related to the mortgage is primarily comprised of restricted cash held as collateral under the mortgage agreement which was used to prepay mortgage indebtedness on the first business day of the third quarter of fiscal 2013.  See “Note 7 – Mortgage” for further discussion.

      Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances ultimately will be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At June 29, 2013 and December 29, 2012, these reserves totaled $5.9 million and $4.7 million, respectively.

        Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method.  We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location.  We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. During the second quarter of fiscal 2013, we recorded in "Cost of sales" in the Consolidated Statements of Operations and Comprehensive Loss a lower of cost or market charge of $3.8 million related to declines in prices for our lumber, oriented strand board ("OSB") and plywood inventory. At December 29, 2012, the market value of our inventory exceeded its cost.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At June 29, 2013 and December 29, 2012, our damaged, excess and obsolete inventory reserves were $2.2 million and $1.1 million, respectively. The damaged, excess and obsolete inventory reserve at June 29, 2013 includes $1.0 million related to the potential sale or closure of five distribution centers which is recorded in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss. We discuss the potential sale or closure of these distribution centers, which is included in the 2013 Restructuring (the “2013 Restructuring”), further in “Note 3 – Restructuring Charges”.

Consignment Inventory

We enter into consignment inventory agreements with our vendors.  This vendor consignment inventory relationship allows us to obtain and store vendor inventory at our warehouses and reload facilities; however, ownership remains with the vendor and risk of loss generally remains with the vendor.  When the inventory is sold, we are required to pay the vendor, and we simultaneously take and transfer ownership from the vendor to the customer.

Consideration Received from Vendors and Consideration Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on the achievement of specified volume purchasing levels.  We also receive rebates related to price protection and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At June 29, 2013 and December 29, 2012, the vendor rebate receivable totaled $7.5 million at June 29, 2013 and $9.0 million, respectively.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At June 29, 2013 and December 29, 2012, the customer rebate payable totaled $4.4 million and $5.5 million, respectively.

 Loss per Common Share

Certain of our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we include these instruments in the earnings allocation in computing income per share under the two-class method.  The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders.

Given that the restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss.  Therefore, we have not included 1,984,911 and 3,610,274 of unvested shares of restricted stock that had the right to participate in dividends in our basic and dilutive calculations for the first six months of fiscal 2013 and for the first six months of fiscal 2012, respectively.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. During the first six months of fiscal 2013, we granted 2,969,424 performance shares under our 2006 Long-Term Incentive Plan in which shares are issuable upon satisfaction of certain performance criteria. As of June 29, 2013, we assumed that 2,348,017 of these performance shares will vest, net of forfeitures and vestings to date, based on our assumption that meeting the performance criteria is probable. The performance shares are not considered participating shares under the two-class method because they do not receive any non-transferable rights to dividends.  The 2,348,017 performance shares we assume will vest were not included in the computation of diluted earnings per share calculation because they were antidilutive. Our restricted stock units are settled in cash upon vesting and are considered liability awards.  Therefore, these restricted stock units are not included in the computation of the basic and diluted earnings per share.  All of our restricted stock units were vested as of the first fiscal quarter of 2012.

As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for these respective periods.  For the first six months of fiscal 2013, we excluded 5,203,075 of unvested share-based awards, which includes excluding the assumed exercise of 870,147 unexpired stock options and 2,348,017 performance shares, from the diluted earnings per share calculation because they were anti-dilutive.  For the first six months of fiscal 2012, we excluded 4,515,590 of unvested share-based awards, which includes excluding the assumed exercise of 905,316 unexpired stock options, from the diluted earnings per share calculation because they were anti-dilutive.

On March 27, 2013, we completed a rights offering (the “2013 Rights Offering”) of common stock to our stockholders at a subscription price that was lower than the market price of our common stock. The 2013 Rights Offering was deemed to contain a bonus element that is similar to a stock dividend, requiring us to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0894.  Weighted average shares for the quarter and six months ended June 30, 2012 prior to giving effect to the 2013 Rights Offering were 60,097,558 and 60,050,459, respectively and were 65,471,450 and 65,420,140, respectively, after application of the adjustment factor noted above.

Stock-Based Compensation

We have two stock-based compensation plans covering officers, directors, certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options, upon the granting of restricted stock or upon the vesting of performance shares, out of the total amount of common shares authorized for issuance under either the 2004 Plan or the 2006 Plan.  During the first six months of fiscal 2013, the Compensation Committee granted 1,180,185 restricted shares of our common stock to certain of our officers and directors.  During the second quarter of fiscal 2013, we announced that George R. Judd would no longer serve as President and Chief Executive Officer of the Company (the “change in executive leadership”).  Due to this change in executive leadership, 1,081,071 restricted shares vested.  Restricted shares of 2,208,823 vested in the first six months of fiscal 2013 due to the completion of the vesting term and the modification related to the change in executive leadership.  In addition, during the first six months of fiscal 2013 the Compensation Committee granted certain of our executive officers and directors awards of performance shares of our common stock. These awards, which totaled 2,969,424 performance shares, are contingent upon the successful achievement of certain financial and strategic goals approved by the Compensation Committee.  In conjunction with the change in executive leadership, performance shares of 498,370 vested due to the removal of vesting and performance criteria.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations.  For the second quarter and for the first six months of fiscal 2013, our total stock-based compensation expense was $3.5 million and $4.3 million, respectively. Approximately $2.5 million of total stock-based compensation during the second quarter of fiscal 2013 and for the first six months of fiscal 2013 is related to the change in executive leadership. For the second quarter and for the first six months of fiscal 2012, our total stock-based compensation expense was $0.7 and $1.4 million, respectively. We did not recognize related material income tax benefits during these periods.

 Income Taxes

Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income.  We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized.  In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions required significant judgment about the forecasts of future taxable income.  We considered all of the available positive and negative evidence during the second quarter of fiscal 2013, and based on the weight of available evidence, we recorded an additional deferred tax asset and valuation allowance of $8.8 million relating to our current period net operating losses, which resulted in a total net deferred tax asset of $91.7 million with a valuation allowance of a corresponding amount as of June 29, 2013.  As of December 29, 2012, our total net deferred tax asset was $78.0 million with a valuation allowance of a corresponding amount.

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

We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities.  We have recorded income tax and related interest liabilities where we believe our position may not be sustained.  Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year-ended December 29, 2012.  There have been no material changes to our tax positions during the first six months of fiscal 2013.

Impairment of Long-Lived Assets

We consider whether there are indicators of potential impairment of long-lived assets, primarily property, plant, and equipment, on a quarterly basis. Indicators of impairment include current period losses combined with a history of losses, management’s decision to exit a facility, reductions in the fair market value of real properties and changes in other circumstances that indicate the carrying amount of an asset may not be recoverable.

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

      Self-Insurance

It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation and auto liability is limited to $0.8 million and $2.0 million, respectively. Our self-insured retention for each claim involving comprehensive general liability (including product liability claims) is limited to $0.8 million.  We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At June 29, 2013 and December 29, 2012, the self-insurance reserves totaled $7.1 million and $7.2 million, respectively.

New Accounting Standards

In the first quarter of fiscal 2013, the Financial Accounting Standards Board (the “FASB”) issued an amendment to previously issued guidance which requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). The update also requires companies to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period, companies must cross-reference in a note to other required disclosures. The amendments are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted this guidance during the first quarter of fiscal 2013; refer to “Note 12 – Accumulated Other Comprehensive Loss” for the required disclosures.

There were no other accounting pronouncements adopted during the first six months of fiscal 2013 that had a material impact on our financial statements.

3. Restructuring Charges

We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property).  We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits when management has committed to a plan, due to the existence of a post employment benefit agreement. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss for the first six months of fiscal 2013 and the first six months of fiscal 2012, and in “Accrued compensation” on the Consolidated Balance Sheets at June 29, 2013 and December 29, 2012.

During the second quarter of fiscal 2013, we announced the 2013 Restructuring which included the realignment of headquarters resources and the strategic review of our distribution centers. This review resulted in the Company designating five distribution centers to be sold or closed.  At this time, we expect these distribution centers to close during the third quarter of fiscal 2013.  In connection with the 2013 Restructuring and the change in executive leadership, referred to in “Note 2 — Summary of Significant Accounting Policies”, the Company has recognized severance related charges of $4.3 million in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss during the second quarter of fiscal 2013.

During the first quarter of fiscal 2013, we completed the transition of our Fremont, California operation to our new facility in Stockton, California.  We incurred approximately $0.8 million of transition costs related to this move in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss in the first six months of fiscal 2013.

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

4. Assets Held for Sale and Net Gain on Disposition

We have certain assets that we have designated as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of June 29, 2013 and December 29, 2012, total assets held for sale were $6.4 million and $1.6 million, respectively and were included in “Other current assets” in our Consolidated Balance Sheets.  During the first six months of fiscal 2013, we designated the Denver, Colorado office space and two other owned locations as held for sale.  During the second quarter of fiscal 2013, we executed a lease for office space to serve as our new sales center in Denver, Colorado and began preparations for our relocation.  We expect to finalize a sale of the owned Denver, Colorado office space, which has a carrying value of $3.3 million, during the second half of fiscal 2013.  We also designated two of our distribution centers as held for sale during the first six months of fiscal 2013.  These two properties have a carrying value of $2.5 million, and we plan to finalize a sale of the facilities within the next twelve months.  We continue to actively market all properties that are designated as held for sale.

During the first six months of fiscal 2013 we did not sell any real properties classified as held for sale.  However, we recognized an additional gain related to the sale of our Fremont, California location during the first quarter and first six months of 2013 of approximately $0.2 million.  The gain was related to seller’s proceeds that were held by the title company for certain remediation activities that were settled during the quarter.

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

Net periodic pension cost for our pension plans included the following (in thousands):

	Second Quarter

	Period from March 31, 2013 to June 29, 2013	Period from April 1, 2012 to June 30, 2012

Service cost	$548	$469
Interest cost on projected benefit obligation	1,188	1,221
Expected return on plan assets	(1,306)	(1,224)
Amortization of unrecognized loss	718	519
Net periodic pension cost	$1,148	$985

	Six Months Ended

	Period from December 30, 2012 to June 29, 2013	Period from January 1, 2012 to June 30, 2012

Service cost	$1,096	$938
Interest cost on projected benefit obligation	2,375	2,442
Expected return on plan assets	(2,612)	(2,448)
Amortization of unrecognized loss	1,436	1,038
Net periodic pension cost	$2,295	$1,970

The Company’s minimum required contribution for plan year 2012 was $3.2 million.   In an effort to preserve additional cash for operations, we applied for a waiver from the IRS for our 2012 minimum required contribution.  The waiver is still being reviewed by the IRS, and we cannot provide any assurances that the IRS will grant the waiver.  We have not made $2.1 million of the required 2012 contributions related to the 2012 minimum required contribution.  If we are granted the requested waiver, our minimum required contribution for 2012 will be amortized over the following five years, increasing our future minimum required contributions.  Should the waiver be denied we will be required to make our entire 2012 minimum required contribution in fiscal 2013.  We currently are required to make three quarterly cash contributions during fiscal 2013 of $0.8 million per quarter related to our 2013 minimum required contribution.

During the second quarter of fiscal 2013, we contributed certain qualifying employer real property to our hourly pension plan. The real property, including certain land and buildings, are located in Charleston, S.C. and Buffalo, N.Y., and has been valued by independent appraisals at approximately $6.8 million.  The contribution was recorded by the hourly pension plan at the fair value of $6.8 million.  We are leasing back the contributed properties for an initial term of twenty years with two five-year extension options and continue to use the properties in our distribution operations.  Each lease provides us a right of first refusal on any subsequent sale by the hourly pension plan and a repurchase option.  The hourly pension plan engaged an independent fiduciary who evaluated the transaction on behalf of the hourly pension plan, negotiated the terms of the property contribution and the leases, and also manages the properties on behalf of the hourly pension plan.  Due to the fact that the 2012 waiver is still being reviewed, we have not designated the contribution to a plan year.  However, in the event the waiver is not granted, we believe the property contribution will be sufficient to cover both the 2012 and 2013 funding requirements discussed above.

We determined that the contribution of the properties does not meet the accounting definition of a plan asset within the scope of relevant accounting guidance.  Accordingly, the contributed properties are not considered a contribution for financial reporting purposes and, as a result, are not included in plan assets and have no impact on the net pension liability recorded on our Consolidated Balance Sheets.  We continue to depreciate the carrying value of the properties in our financial statements, and no gain or loss was recognized at the contribution date for financial reporting purposes. Rent payments will be made on a monthly basis and will be recorded as contributions to the hourly pension plan, of which $0.1 million has been recorded as of June 29, 2013.  These rental payments will reduce our unfunded obligation to the hourly pension plan.

6. Revolving Credit Facilities

We have our U.S. revolving credit facility agreement (the “U.S. revolving credit facility”) with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association (“Wells Fargo Bank”), dated August 4, 2006, as amended.  The U.S. revolving credit facility has a final maturity of April 15, 2016 and maximum available credit of $447.5 million.  The U.S. revolving credit facility also includes an additional $75 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $522.5 million.

On June 28, 2013, we entered into an amendment to our U.S. revolving credit facility, which became effective on that date pursuant to which certain components of the borrowing base calculation and excess liquidity calculation were adjusted as part of this amendment.  The most significant of the changes included in the amendment is the addition of PNC Bank, National Association (“PNC”) as a lender and their additional loan commitment of $25.0 million, which increases the maximum availability of the U.S. revolving credit facility to $447.5 million.  The new terms of this amended agreement are described in this footnote.  In conjunction with this amendment, we incurred $0.1 million of debt fees that were capitalized and are being amortized over the amended debt term.

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

On March 27, 2013, we concluded the 2013 Rights Offering.  The 2013 Rights Offering was fully subscribed and resulted in gross proceeds of approximately $40 million which were offset by expenses paid as of June 29, 2013 of approximately $1.3 million.  The net proceeds from the transaction were approximately $38.6 million and were net of $1.4 million of expenses incurred, some of which have yet to be paid as of June 29, 2013.  We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

As of June 29, 2013, we had outstanding borrowings of $295.6 million and excess availability of $90.9 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.5% at June 29, 2013.  As of December 29, 2012, we had outstanding borrowings of $169.5 million and excess availability of $86.0 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.1% at December 29, 2012.  As of June 29, 2013 and December 29, 2012, we had outstanding letters of credit totaling $4.5 million for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations.  The $4.5 million in outstanding letters of credit as of June 29, 2013 does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of June 29, 2013, our U.S. revolving credit facility, as amended, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $31.8 million or the amount equal to 12.5% of the lesser of the borrowing base or $447.5 million (the “Excess Availability Threshold”).  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of June 29, 2013 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest level of fiscal month-end availability in the last three years as of June 29, 2013 was $85.9 million.  We do not anticipate our excess availability in fiscal 2013 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

 In the event that excess availability falls below $37.1 million or the amount equal to 15% of the lesser of the borrowing base or $447.5 million, the U.S. revolving credit facility gives the lenders the right to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  In addition, we would be required to maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts.  Our U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

On August 12, 2011, our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) entered into a revolving credit agreement (the “Canadian revolving credit facility”) with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”).  The maturity date of this agreement is August 12, 2014.  As of June 29, 2013, we had outstanding borrowings of $4.3 million and excess availability of $2.2 million under the terms of our Canadian revolving credit facility.  As of December 29, 2012, we had outstanding borrowings of $1.9 million and excess availability of $2.0 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at June 29, 2013 and December 29, 2012.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of June 29, 2013 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under this facility.

7. Mortgage

We have a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 51 distribution facilities and 1 office building owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wells Fargo Bank and both lenders securitized their Notes in separate commercial mortgage backed securities pools in 2006.  As of June 29, 2013 and December 29, 2012, the balance on our mortgage loan was $201.8 million and $206.0 million, respectively.

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

Under the terms of our mortgage, we are required to transfer certain funds to be held as collateral. We expect to transfer approximately $13.4 million as collateral during the next twelve month period, approximately $0.6 million of which will be used to reduce mortgage principal during fiscal 2013 and approximately $10.0 million will be released from escrow to us on a quarterly basis for operational uses as indicated in the amendment.  In conjunction with the modification of our mortgage agreement we incurred approximately $0.3 million in fees that were capitalized and are being amortized over the remaining term of the mortgage.

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

The mortgage loan required interest-only payments through June 2011, at which time we began making payments on the outstanding principal balance. The balance of the loan outstanding at the end of the ten year term will then become due and payable. The principal will be paid in the following increments (in thousands):

2013*	$4,771
2014	2,556
2015	2,725
2016	191,752
2017	—
Thereafter	—
Total	201,804

* We estimate that approximately $3.4 million of restricted cash will be paid during fiscal 2013 to reduce mortgage principal.

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

 Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage.  To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value measurements in the period are present value factors used in determining fair value and an interest rate.  At June 29, 2013, the discounted carrying value and fair value of our mortgage was $201.8 million and $201.4 million, respectively.  At December 29, 2012, the discounted carrying value and fair value of our mortgage was $206.0 million and $205.5 million, respectively.

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

10. Commitments and Contingencies

Legal  Proceedings

During the first six months of fiscal 2013, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

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

Collective Bargaining Agreements

As of June 29, 2013, approximately 32% of our employees were represented by various labor unions.  As of June 29, 2013, we had 41 collective bargaining agreements, of which 11 are up for renewal in fiscal 2013.  As of June 29, 2013, we have renegotiated all but 4 of those up for renewal in fiscal 2013, covering approximately 55 employees.  We consider our relationship with our employees generally to be good.

11. Subsequent Events

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

12.  Accumulated Other Comprehensive Loss

The changes in accumulated balances for each component of other comprehensive (loss) income for the quarter ended June 29, 2013 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,688	$(31,333)	$212	$(29,433)
Other comprehensive loss before reclassification	(162)	—	—	(162)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	158	—	158
Current-period other comprehensive (loss) income, net of tax	(162)	158	—	(4)
Ending balance, net of tax	$1,526	$(31,175)	$212	$(29,437)

The changes in accumulated balances for each component of other comprehensive (loss) income for the quarter ended June 30, 2012 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,829	$(23,806)	$212	$(21,765)
Current-period other comprehensive (loss) income	(109)	—	—	(109)
Ending balance	$1,720	$(23,806)	$212	$(21,874)

The changes in accumulated balances for each component of other comprehensive (loss) income for the first six months of fiscal 2013 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,797	$(32,051)	$212	$(30,042)
Other comprehensive loss before reclassification	(271)	—	—	(271)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	876	—	876
Current-period other comprehensive (loss) income, net of tax	(271)	876	—	605
Ending balance, net of tax	$1,526	$(31,175)	$212	$(29,437)

The changes in accumulated balances for each component of other comprehensive (loss) income for the first six months of fiscal 2012 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,694	$(23,806)	$212	$(21,900)
Current-period other comprehensive (loss) income	26	—	—	26
Ending balance	$1,720	$(23,806)	$212	$(21,874)

Reclassifications out of accumulated other comprehensive loss for the quarter ended June 29, 2013 were as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items:
Actuarial loss	$718	Total before tax
Tax impact	560	Tax impact (1)
Total, net of tax	$158	Net of tax (2)

Reclassifications out of accumulated other comprehensive loss for the first six months of fiscal 2013 were as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items:
Actuarial loss	$1,436	Total before tax
Tax impact	560	Tax impact (1)
Total, net of tax	$876	Net of tax (2)

 (1) We allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded in accumulated other comprehensive loss and we have a loss from continuing operations.

 (2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.
There were no reclassifications out of accumulated other comprehensive loss for the quarter or six month period ended June 30, 2012.  See Note 5 for additional details.

13. Unaudited Supplemental Consolidating Financial Statements

The consolidating financial information as of June 29, 2013 and December 29, 2012 and for the second quarters of fiscal 2013 and fiscal 2012 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 29, 2012, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental consolidated financial statements are fifty-five single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from March 31, 2013 to June 29, 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$604,592	$6,888	$(6,888)	$604,592
Cost of sales	—	549,407	—	—	549,407
Gross profit	—	55,185	6,888	(6,888)	55,185
Operating expenses:
Selling, general, and administrative	1,901	73,339	158	(6,888)	68,510
Depreciation and amortization	—	1,353	876	—	2,229
Total operating expenses	1,901	74,692	1,034	(6,888)	70,739
Operating (loss) income	(1,901)	(19,507)	5,854	—	(15,554)
Non-operating expenses (income):
Interest expense	—	3,343	3,573	—	6,916
Other loss (income), net	—	131	(3)	—	128
(Loss) income before provision for (benefit from) income taxes	(1,901)	(22,981)	2,284	—	(22,598)
Provision for (benefit from) income taxes	(70)	(293)	71	—	(292)
Equity in loss of subsidiaries	(20,475)	—	—	20,475	—
Net (loss) income	$(22,306)	$(22,688)	$2,213	$20,475	$(22,306)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from April 1, 2012 to June 30, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$517,026	$7,148	$(7,148)	$517,026
Cost of sales	—	453,838	—	—	453,838
Gross profit	—	63,188	7,148	(7,148)	63,188
Operating expenses:
Selling, general, and administrative	696	63,588	—	(7,148)	57,136
Depreciation and amortization	—	1,304	883	—	2,187
Total operating expenses	696	64,892	883	(7,148)	59,323
Operating (loss) income	(696)	(1,704)	6,265	—	3,865
Non-operating expenses (income):
Interest expense	—	3,227	4,098	—	7,325
Other expense (income), net	—	50	(1)	—	49
(Loss) income before provision for income taxes	(696)	(4,981)	2,168	—	(3,509)
(Benefit from) provision for	(31)	155	73	—	197
Equity in loss of subsidiaries	(3,041)	—	—	3,041	—
Net (loss) income	$(3,706)	$(5,136)	$2,095	$3,041	$(3,706)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 30, 2012 to June 29, 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,107,745	$13,775	$(13,775)	$1,107,745
Cost of sales	—	996,102	—	—	996,102
Gross profit	—	111,643	13,775	(13,775)	111,643
Operating expenses:
Selling, general, and administrative	3,174	138,447	83	(13,775)	127,929
Depreciation and amortization	—	2,650	1,752	—	4,402
Total operating expenses	3,174	141,097	1,835	(13,775)	132,331
Operating (loss) income	(3,174)	(29,454)	11,940	—	(20,688)
Non-operating expenses (income):
Interest expense	—	6,903	7,205	—	14,108
Other expense (income), net	—	244	(6)	—	238
(Loss) income before provision for (benefit from) income taxes	(3,174)	(36,601)	4,741	—	(35,034)
Provision for (benefit from) income taxes	(97)	(128)	146	—	(79)
Equity in loss of subsidiaries	(31,878)	—	—	31,878	—
Net (loss) income	$(34,955)	$(36,473)	$4,595	$31,878	$(34,955)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 1, 2012 to June 30, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$970,734	$14,295	$(14,295)	$970,734
Cost of sales	—	853,314	—	—	853,314
Gross profit	—	117,420	14,295	(14,295)	117,420
Operating expenses (income):
Selling, general, and administrative	1,709	126,198	(410)	(14,295)	113,202
Depreciation and amortization	—	2,679	1,768	—	4,447
Total operating expenses	1,709	128,877	1,358	(14,295)	117,649
Operating (loss) income	(1,709)	(11,457)	12,937	—	(229)
Non-operating expenses (income):
Interest expense	—	5,901	8,206	—	14,107
Other income, net	—	(7)	(6)	—	(13)
(Loss) income before provision for income taxes	(1,709)	(17,351)	4,737	—	(14,323)
Provision for income taxes	(58)	300	160	—	402
Equity in loss of subsidiaries	(13,074)	—	—	13,074	—
Net (loss) income	$(14,725)	$(17,651)	$4,577	$13,074	$(14,725)

The consolidating balance sheet for BlueLinx Holdings Inc. as of June 29, 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$32	$8,354	$—	$—	8,386
Receivables	—	232,994	—	—	232,994
Inventories	—	318,437	—	—	318,437
Other current assets	641	18,329	8,373	—	27,343
Intercompany receivable	74,894	32,996	—	(107,890)	—
Total current assets	75,567	611,110	8,373	(107,890)	587,160
Property and equipment:
Land and land improvements	—	3,206	37,842	—	41,048
Buildings	—	10,630	79,657	—	90,287
Machinery and equipment	—	78,660	—	—	78,660
Construction in progress	—	1,834	—	—	1,834
Property and equipment, at cost	—	94,330	117,499	—	211,829
Accumulated depreciation	—	(72,974)	(30,012)	—	(102,986)
Property and equipment, net	—	21,356	87,487	—	108,843
Investment in subsidiaries	(56,832)	—	—	56,832	—
Non-current deferred income tax assets	—	445	—	—	445
Other non-current assets	—	12,358	5,494	—	17,852
Total assets	$18,735	$645,269	$101,354	$(51,058)	$714,300
Liabilities:
Current liabilities:
Accounts payable	$584	$127,183	$—	$—	$127,767
Bank overdrafts	—	20,933	—	—	20,933
Accrued compensation	—	5,241	—	—	5,241
Current maturities of long-term debt	—	114,095	6,080	—	120,175
Deferred income taxes, net	—	449	—	—	449
Other current liabilities	—	14,793	1,074	—	15,867
Intercompany payable	32,996	74,894	—	(107,890)	—
Total current liabilities	33,580	357,588	7,154	(107,890)	290,432
Non-current liabilities:
Long-term debt	—	185,855	195,724	—	381,579
Other non-current liabilities	—	57,134	—	—	57,134
Total liabilities	33,580	600,577	202,878	(107,890)	729,145
Stockholders’ (deficit) equity/parent’s investment	(14,845)	44,692	(101,524)	56,832	(14,845)
Total liabilities and stockholders’ (deficit) equity/parent’s investment	$18,735	$645,269	$101,354	$(51,058)	$714,300

The consolidating balance sheet for BlueLinx Holdings Inc. as of December 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$28	$5,160	$—	$—	$5,188
Receivables	—	157,465	—	—	157,465
Inventories	—	230,059	—	—	230,059
Other current assets	1,596	17,790	41	—	19,427
Intercompany receivable	73,981	28,814	—	(102,795)	—
Total current assets	75,605	439,288	41	(102,795)	412,139
Property and equipment:
Land and land improvements	—	3,250	39,870	—	43,120
Buildings	—	10,213	83,857	—	94,070
Machinery and equipment	—	78,674	—	—	78,674
Construction in progress	—	1,173	—	—	1,173
Property and equipment, at cost	—	93,310	123,727	—	217,037
Accumulated depreciation	—	(71,583)	(30,101)	—	(101,684)
Property and equipment, net	—	21,727	93,626	—	115,353
Investment in subsidiaries	(67,053)	—	—	67,053	—
Non-current deferred income tax assets, net	—	445	—	—	445
Other non-current assets	—	10,646	6,153	—	16,799
Total assets	$8,552	$472,106	$99,820	$(35,742)	$544,736
Liabilities:
Current liabilities:
Accounts payable	$203	$77,257	$390	$—	77,850
Bank overdrafts	—	35,384	—	—	35,384
Accrued compensation	127	6,043	—	—	6,170
Current maturities of long-term debt	—	—	8,946	—	8,946
Deferred income tax liabilities, net	—	449	—	—	449
Other current liabilities	—	9,831	1,106	—	10,937
Intercompany payable	28,814	73,981	—	(102,795)	—
Total current liabilities	29,144	202,945	10,442	(102,795)	139,736
Non-current liabilities:
Long-term debt	—	171,412	197,034	—	368,446
Other non-current liabilities	—	57,146	—	—	57,146
Total liabilities	29,144	431,503	207,476	(102,795)	565,328
Stockholders’ (deficit) equity/parent’s investment	(20,592)	40,603	(107,656)	67,053	(20,592)
Total liabilities and stockholders’(deficit) equity/parent’s investment	$8,552	$472,106	$99,820	$(35,742)	$544,736

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 30, 2012 to June 29, 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(34,955)	$(36,473)	$4,595	$31,878	$(34,955)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	—	2,650	1,752	—	4,402
Amortization of debt issuance costs	—	1,010	661	—	1,671
Write off of debt issuance costs	—	119	—	—	119
Gain from the sale of properties	—	—	(230)	—	(230)
Gain from property insurance settlement	—	—	—	—	—
Vacant property charges, net	—	—	—	—	—
Severance charges	—	4,331	—	—	4,331
Payments on modification of lease agreement	—	—	—	—	—
Deferred income tax benefit	—	—	—	—	—
Share-based compensation expense	519	3,808	—	—	4,327
Increase in restricted cash related to insurance and other	—	(85)	—	—	(85)
Other	828	1,093	(1,066)	—	855
Equity in earnings of subsidiaries	31,878	—	—	(31,878)	—
Intercompany receivable	(913)	(4,182)	—	5,095	—
Intercompany payable	4,182	913	—	(5,095)	—

	1,539	(26,816)	5,712	—	(19,565)
Changes in primary working capital components:
Receivables	—	(75,529)	—	—	(75,529)
Inventories	—	(88,378)	—	—	(88,378)
Accounts payable	279	49,927	(391)	—	49,815
Net cash provided by (used in) operating activities	1,818	(140,796)	5,321	—	(133,657)
Cash flows from investing activities:
Investment in subsidiaries	(37,662)	36,122	1,540	—	—
Property, plant and equipment investments	—	(2,965)	—	—	(2,965)
Proceeds from disposition of assets	—	328	115	—	443
Net cash (used in) provided by investing activities	(37,662)	33,485	1,655	—	(2,522)
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	16	—	—	16
Repurchase of shares to satisfy employee tax withholdings	(2,867)	—	—	—	(2,867)
Repayments on the revolving credit facilities	—	(266,845)	—	—	(266,845)
Borrowings from the revolving credit facilities	—	395,383	—	—	395,383
Payments of principal on mortgage	—	—	(4,176)	—	(4,176)
Payments on capital lease obligations	—	(768)	—	—	(768)
Decrease in bank overdrafts	—	(14,451)	—	—	(14,451)
Increase in restricted cash related to the mortgage	—	—	(2,800)	—	(2,800)
Debt issuance costs	—	(2,830)	—	—	(2,830)
Proceeds from rights offering less expenses paid	38,715	—	—	—	38,715
Net cash provided by (used in) financing activities	35,848	110,505	(6,976)	—	139,377
Increase in cash	4	3,194	—	—	3,198
Balance, beginning of period	28	5,160	—	—	5,188
Balance, end of period	$32	$8,354	$—	$—	$8,386

Noncash transactions:
Capital leases	$—	$—	$—	$—	$—

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 1, 2012 to June 30, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(14,725)	$(17,651)	$4,577	$13,074	$(14,725)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	—	2,679	1,768	—	4,447
Amortization of debt issuance costs	—	1,863	—	—	1,863
Gain from the sale of properties	—	—	(530)	—	(530)
Gain from property insurance settlement	—	—	(476)	—	(476)
Vacant property charges, net	—	(78)	—	—	(78)
Payments on modification of lease agreement	—	(5,000)	—	—	(5,000)
Deferred income tax benefit	—	(24)	—	—	(24)
Share-based compensation expense	287	1,133	—	—	1,420
Decrease in restricted cash related to insurance and other	—	657	—	—	657
Other	(23)	5,462	146	—	5,585
Equity in earnings of subsidiaries	13,074	—	—	(13,074)	—
Intercompany receivable	2,246	(1,594)	—	(652)	—
Intercompany payable	1,594	(2,246)	—	652	—
	2,453	(14,799)	5,485	—	(6,861)
Changes in primary working capital components:
Receivables	—	(63,242)	—	—	(63,242)
Inventories	—	(50,053)	—	—	(50,053)
Accounts payable	3	10,047	—	—	10,050
Net cash provided by (used in) operating activities	2,456	(118,047)	5,485	—	(110,106)
Cash flows from investing activities:
Investment in subsidiaries	(2,456)	680	1,776	—	—
Property, plant and equipment investments	—	(2,140)	—	—	(2,140)
Proceeds from disposition of assets	—	—	1,915	—	1,915
Net cash (used in) provided by investing activities	(2,456)	(1,460)	3,691	—	(225)
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	—	(424)	—	—	(424)
Repayments on the revolving credit facilities	—	(201,403)	—	—	(201,403)
Borrowings from the revolving credit facilities	—	313,666	—	—	313,666
Payments of principal on mortgage	—	—	(7,747)	—	(7,747)
Payments on capital lease obligations	—	(414)	—	—	(414)
Increase in bank overdrafts	—	8,339	—	—	8,339
Debt financing costs	—	(4)	(1,429)	—	(1,433)
Other	—	—	—	—	—
Net cash provided (used in) by financing activities	—	119,760	(9,176)	—	110,584
Increase in cash	—	253	—	—	253
Balance, beginning of period	27	4,871	—	—	4,898
Balance, end of period	$27	$5,124	$—	$—	$5,151

Noncash transactions:
Capital leases	$—	$32	$—	$—	$32

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

The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning.  All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012 as filed with the SEC and other factors, some of which may not be known to us.  We operate in a changing environment in which new risks can emerge from time to time.  It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

●	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

●	the acceptance by our customers of our privately branded products;

●	inventory levels of new and existing homes for sale;

●	general economic and business conditions in the United States;

●	risks associated with doing business globally;

●	the financial condition and credit worthiness of our customers;

●	the activities of competitors;

●	changes in significant operating expenses;

●	fuel costs;

●	risk of losses associated with accidents;

●	limitations on our transportation operations, which are subject to governmental regulation;

●	exposure to product liability claims;

●	changes in the availability of capital and interest rates;

●	our ability to achieve expected operational efficiencies and cost savings as a result of our restructuring initiatives;

●	immigration patterns and job and household formation;

●	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

●	adverse weather patterns or conditions;

●	acts of war or terrorist activities, including acts of cyber intrusion;

●	variations in the performance of the financial markets, including the credit markets; and

●	the other factors described herein and in our Annual Report on Form 10-K for the year ended December 29, 2012 as filed with the SEC.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Overview

Background

We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our current network of approximately 55 distribution centers which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 45% of our second quarter of fiscal 2013 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 55% of our second quarter of fiscal 2013 gross sales.

Industry Conditions

We operate in a changing environment in which new risks can emerge from time to time.  A number of factors cause our results of operations to fluctuate from period to period.  Many of these factors are seasonal or cyclical in nature. Conditions in the United States (“U.S.”) housing market, while improving, continue to be at historically low levels. Our operating results have declined during the past several years as they are closely tied to U.S. housing starts. Additionally, over the past several years, the mortgage markets have experienced substantial disruption due to an unprecedented number of defaults.  This disruption and the related defaults have increased the inventory of homes for sale in some markets (some markets have sold through excess inventory now) and also have caused lenders to tighten mortgage qualification criteria, which further reduces demand for new homes. While there has been some recent improvement, we expect the lower than historical average level of new housing activity will continue to negatively impact our operating results. We continue to prudently manage our inventories, receivables and spending in this environment. However, along with many forecasters, we believe that we are in the beginning of a housing recovery and that U.S. housing demand will continue to improve in the long term based on population demographics and a variety of other factors.

Facility Consolidation and Related Restructuring

During the second quarter of fiscal 2013, we announced the 2013 Restructuring (the “2013 Restructuring”) which included the realignment of headquarters resources and the strategic review of our distribution centers. This review resulted in the Company designating five distribution centers to be sold or closed. At this time, we expect these distribution centers to close during the third quarter of fiscal 2013. In addition to the 2013 Restructuring, we announced during the second quarter of fiscal 2013 that George R. Judd would no longer serve as President and Chief Executive Officer of the Company (the “change in executive leadership”). In connection with the 2013 Restructuring and the change in executive leadership, the Company has recognized severance related charges of $4.3 million in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss, a $1.0 million inventory reserve charge recorded in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss and $0.5 million in other related charges in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss during the second quarter of fiscal 2013.

In addition, we recognized additional stock compensation related expense of $2.5 million in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss during the second quarter and first six months of fiscal 2013 related to the change in executive leadership.

During the first quarter of fiscal 2013, we completed the transition of our Fremont, California operation to our new facility in Stockton, California. We incurred approximately $0.8 million of transition costs related to this move recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations in the first six months of fiscal 2013.

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

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the second quarter of fiscal 2013, the second quarter of fiscal 2012, the first six months of fiscal 2013, the first six months of fiscal 2012, fiscal 2012 and fiscal 2011.

	Fiscal Q2 2013	Fiscal Q2 2012	Fiscal 2013 YTD	Fiscal 2012 YTD	Fiscal 2012	Fiscal 2011
	(Dollars in millions) (Unaudited)
Sales by Category
Structural Products	$277	$216	$510	$399	$806	$705
Specialty Products	334	308	604	576	1,114	1,068
Other(1)	(6)	(7)	(6)	(4)	(12)	(18)
Total Sales	$605	$517	$1,108	$971	$1,908	$1,755
Sales Variances
Unit Volume $ Change	$50	$(7)	$63	$38	$42	$(52)
Price/Other(1)	38	23	74	42	111	3
Total $ Change	$88	$16	$137	$80	$153	$(49)

Unit Volume % Change	9.5%	(1.3)%	6.4%	4.2%	2.3%	(2.8)%
Price/Other(1)	7.4%	4.5%	7.7%	4.7%	6.4%	0.1%
Total % Change	16.9%	3.2%	14.1%	8.9%	8.7%	(2.7)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, in each case for the second quarter of fiscal 2013, the second quarter of fiscal 2012, the first six months of fiscal 2013, the first six months of fiscal 2012,  fiscal 2012 and fiscal 2011.

	Fiscal Q2 2013	Fiscal Q2 2012	Fiscal 2013 YTD	Fiscal 2012 YTD	Fiscal 2012	Fiscal 2011
Gross Margin $’s by	(Dollars in millions) (Unaudited)
Category
Structural Products	$11	$20	$31	$38	$77	$65
Specialty Products	45	41	80	75	146	137
Other (1)	(1)	2	1	4	7	8
Total Gross Margin $’s	$55	$63	$112	$117	$230	$210
Gross Margin %’s by Category
Structural Products	4.0%	9.3%	6.1%	9.5%	9.6%	9.2%
Specialty Products	13.5%	13.3%	13.2%	13.0%	13.1%	12.8%
Total Gross Margin %’s	9.1%	12.2%	10.1%	12.1%	12.1%	12.0%
Unit Volume Change by Product
Structural Products	12.6%	0.4%	8.9%	4.5%	1.4%	(15.1)%
Specialty Products	7.4%	(2.3)%	4.7%	3.9%	2.9%	7.4%
Total Change in Unit Volume %’s	9.5%	(1.3)%	6.4%	4.2%	2.3%	(2.8)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the second quarter of fiscal 2013, the second quarter of fiscal 2012, the first six months of fiscal 2013, the first six months of fiscal 2012, fiscal 2012 and fiscal 2011.

	Fiscal Q2 2013	Fiscal Q2 2012	Fiscal 2013 YTD	Fiscal 2012 YTD	Fiscal 2012	Fiscal 2011
	(Dollars in millions) (Unaudited)
Sales by Channel
Warehouse/Reload	$500	$420	$898	$774	$1,534	$1,397
Direct	111	104	216	201	386	376
Other(1)	(6)	(7)	(6)	(4)	(12)	(18)
Total	$605	$517	$1,108	$971	$1,908	$1,755
Gross Margin by Channel
Warehouse/Reload	$49	$54	$98	$100	$199	$179
Direct	7	7	13	13	24	23
Other(1)	(1)	2	1	4	7	8
Total	$55	$63	$112	$117	$230	$210
Gross Margin % by Channel
Warehouse/Reload	9.8%	12.8%	10.9%	12.9%	13.0%	12.8%
Direct	6.3%	6.7%	6.0%	6.5%	6.2%	6.1%
Total	9.1%	12.2%	10.1%	12.1%	12.1%	12.0%

(1) “Other” includes unallocated allowances and adjustments.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year.  Fiscal year 2013 contains 53 weeks and fiscal year 2012 contains 52 weeks.

Results of Operations

Second Quarter of Fiscal 2013 Compared to Second Quarter of Fiscal 2012

The following table sets forth our results of operations for the second quarter of fiscal 2013 and second quarter of fiscal 2012.

	Second Quarter of Fiscal 2013	% of Net Sales	Second Quarter of Fiscal 2012	% of Net Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$604,592	100.0%	$517,026	100.0%
Gross profit	55,185	9.1%	63,188	12.2%
Selling, general, and administrative	68,510	11.3%	57,136	11.1%
Depreciation and amortization	2,229	0.4%	2,187	0.4%
Operating (loss) income	(15,554)	(2.6)%	3,865	0.7%
Interest expense	6,916	1.1%	7,325	1.4%
Other expense, net	128	0.0%	49	0.0%
Loss before (benefit from) provision for income taxes	(22,598)	(3.7)%	(3,509)	(0.7)%
(Benefit from) provision for income taxes	(292)	0.0%	197	0.0%
Net loss	$(22,306)	(3.7)%	$(3,706)	(0.7)%

Net sales.  For the second quarter of fiscal 2013, net sales increased by 16.9%, or $87.6 million, to $604.6 million.  Sales during the quarter were positively impacted by an increase in demand.  Structural sales increased by $60.8 million, or 28.2%, compared to the second quarter of fiscal 2012, primarily due to an increase in structural product prices of 15.6% and an increase in unit volumes of 12.6%. Specialty sales increased by $25.6 million, or 8.3% from a year ago, primarily as a result of an increase in specialty unit volumes of 7.4% and an increase in specialty product prices of 0.9%.

Gross profit.  Gross profit for the second quarter of fiscal 2013 was $55.2 million, or 9.1% of sales, compared to $63.2 million, or 12.2% of sales, in the prior year period. The decrease in gross profit dollars compared to the second quarter of fiscal 2012 was driven by an unfavorable variance in our gross margin percentage. Structural product prices have increased, when compared to the prior period, which resulted in an increase in revenue. However, we experienced a decline during the second quarter of fiscal 2013 in the market prices of lumber, OSB and plywood. The decline in market prices negatively impacted our gross margin percentage as we sold through the effected inventory and also resulted in the recording of a lower of cost or market reserve of $3.8 million in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss during the second quarter of fiscal 2013.  In addition to the lower of cost or market inventory reserve we recorded an inventory reserve of $1.0 million in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss related to the 2013 Restructuring.  The gross margin percentage was also lower due to a greater percentage of our sales being comprised of lower gross margin structural product.

Selling, general, and administrative expenses.  Selling, general and administrative expenses were $68.5 million, or 11.4% of net sales, for the second quarter of fiscal 2013, compared to $57.1 million, or 11.1% of net sales, an $11.4 million increase compared to the second quarter of fiscal 2012.  This increase in selling, general, and administrative expenses was primarily due to $7.3 million of severance related and other charges associated with the 2013 Restructuring and the change in executive leadership.  Variable costs such as payroll, third party freight and operating supplies also increased due to an increase in unit volume of 9.5%.  In addition, during the second quarter of fiscal 2012 there was a $0.5 million gain related to the insurance settlement for our Newtown, Connecticut facility.

Depreciation and amortization. Depreciation and amortization expense totaled $2.2 million for the second quarter of fiscal 2013 and the second quarter of fiscal 2012.

Operating (loss) income. Operating loss for the second quarter of fiscal 2013 was $15.6 million, or 2.6% of sales, compared to operating income of $3.9 million, or 0.7% of sales, in the second quarter of fiscal 2012, reflecting an increase in selling, general and administrative expense of $11.4 and a decrease in gross profit dollars of $8.0 million.

Interest expense. Interest expense totaled $6.9 million for the second quarter of fiscal 2013 compared to $7.3 million for the second quarter of fiscal 2012.  The $0.4 million decrease is largely due to a $0.6 million decrease in interest expense incurred on our mortgage and a $0.2 million decrease in amortization of debt fees partially offset by a $0.3 million increase in interest expense incurred on our revolving credit facilities.  Interest expense included $0.7 million of debt issue cost amortization for the second quarter of fiscal 2013 and $0.9 million for the second quarter of fiscal 2012.  During the second quarter of fiscal 2013, interest expense related to our revolving credit facilities and mortgage was $2.9 million and $3.2 million, respectively.  During the second quarter of fiscal 2012, interest expense related to our revolving credit facilities and mortgage was $2.6 million and $3.8 million, respectively. See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

Benefit from (provision for) income taxes. The effective tax rate was 1.3% and (5.6)% for the second quarter of fiscal 2013 and the second quarter of fiscal 2012, respectively.  The unusual effective tax rate in both periods is primarily driven by a full valuation allowance recorded against our year to date federal and state tax benefit. In addition, we recorded tax expense related to gross receipts, Canadian and certain state taxes. Also, during the second quarter of fiscal 2013, we allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded related to the pension plan, which resulted in a tax benefit to continuing operations.

Net  loss.   Net loss for the second quarter of fiscal 2013 was $22.3 million compared to a net loss of $3.7 million for the second quarter of fiscal 2012 as a result of the above factors.

On a per-share basis, basic and diluted loss applicable to common stockholders for the second quarter of fiscal 2013 and for the second quarter of fiscal 2012 were $0.27 and $0.06, respectively.  On March 27, 2013, we completed a rights offering (the “2013 Rights Offering”) of common stock to our stockholders at a subscription price that was lower than the market price of our common stock. The 2013 Rights Offering was deemed to contain a bonus element that is similar to a stock dividend requiring us to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0894.  Weighted average shares for the quarter ended June 30, 2012 prior to giving effect to the 2013 Rights Offering were 60,097,558 and were 65,471,450 after application of the adjustment factor of 1.0894.

First Six Months of Fiscal 2013 Compared to First Six Months of Fiscal 2012

The following table sets forth our results of operations for the first six months of fiscal 2013 and the first six months of fiscal 2012.
	First Six Months of Fiscal 2013	% of Net Sales	First Six Months of Fiscal 2012	% of Net Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,107,745	100.0%	$970,734	100.0%
Gross profit	111,643	10.1%	117,420	12.1%
Selling, general, and administrative	127,929	11.5%	113,202	11.7%
Depreciation and amortization	4,402	0.4%	4,447	0.5%
Operating loss	(20,688)	(1.9)%	(229)	(0.0)%
Interest expense	14,108	1.3%	14,107	1.5%
Other (income) expense, net	238	0.0%	(13)	(0.0)%
Loss before (benefit from) provision for income taxes	(35,034)	(3.2)%	(14,323)	(1.5)%
(Benefit from) provision for income taxes	(79)	0.0%	402	0.0%
Net loss	$(34,955)	(3.2)%	$(14,725)	(1.5)%

Net sales.  For the first six months of fiscal 2013, net sales increased by 14.1%, or $137.0 million, to $1,107.7 million.  Sales during the quarter were positively impacted by an increase in demand.  Specialty sales increased by $28.5 million, or 4.9% compared to the first six months of fiscal 2012, reflecting a 4.7% increase in unit volume and a 0.2% increase in prices.  Structural sales increased by $111.3 million, or 27.9%, from a year ago, primarily due to a 8.9% increase in unit volume and a 19.1% increase in product prices.

Gross profit. Gross profit for the first six months of fiscal 2013 was $111.6 million, or 10.1% of sales, compared to $117.4 million, or 12.1% of sales, in the prior year period. The decrease in gross profit dollars compared to the first six months of fiscal 2012 was driven by an unfavorable variance in our gross margin percentage. Structural product prices have increased, when compared to the prior period, which resulted in an increase in revenue. However, we experienced a decline during the second quarter of fiscal 2013 in the market prices of lumber, OSB and plywood. The decline in market prices negatively impacted our gross margin percentage as we sold through the effected inventory and also resulted in the recording of a lower of cost or market reserve of $3.8 million in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss during the second quarter of fiscal 2013.  In addition to the lower of cost or market reserve we recorded an inventory reserve of $1.0 million in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss related to the 2013 Restructuring.  The gross margin percentage was also lower due to a greater percentage of our sales being comprised of lower gross margin structural product.

Selling, general, and administrative.  Selling, general and administrative expenses for the first six months of fiscal 2013 were $127.9 million, or 11.5% of net sales, compared to $113.2 million, or 11.7% of net sales, during the first six months of fiscal 2012.  The increase in selling, general, and administrative expenses primarily was due to $8.2 million of severance related and other charges associated with the 2013 Restructuring, the change in executive leadership and transition costs incurred for the move from our Fremont, California location to our Stockton, California location during the first quarter of fiscal 2013.  Variable costs such as payroll, third party freight and operating supplies also increased due to an increase in unit volume of 6.4%.  Also contributing to the increase were lower real estate gains of $0.2 million in the first six months of fiscal 2013 as compared to real estate related gains of $1.0 million gain in the first six months of fiscal 2012.

Depreciation and amortization. Depreciation and amortization expense totaled $4.4 million for the first six months of fiscal 2013, and the first six months of fiscal 2012.

Operating loss. Operating loss for the first six months of fiscal 2013 was $20.7 million compared to $0.2 million in the prior year period.  The change in operating loss reflects a $5.8 million decrease in gross profit and an increase in selling, general and administrative expenses of $14.7 million.

Interest expense. Interest expense totaled $14.1 million for the first six months of fiscal 2013 and the first six months of fiscal 2012.  Interest expense included $1.7 million and $1.9 million of debt issue cost amortization for the first six months of fiscal 2013 and for the first six months of fiscal 2012, respectively.  Interest expense for the first six months of fiscal 2013 also included the write-off of $0.1 million previously capitalized debt fees related to the amendment of our U.S. revolving credit facility.  During the first six months of fiscal 2013, interest expense related to our revolving credit facilities and mortgage was $5.6 million and $6.5 million, respectively.  During the first six months of fiscal 2012, interest expense related to our revolving credit facility and mortgage was $4.6 million and $7.6 million, respectively.  See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

Benefit from (provision for) income taxes. The effective tax rate was 0.2% and (2.8)% for the first six months of fiscal 2013 and the first six months of fiscal 2012, respectively. The unusual effective tax rate in both periods is primarily driven by a full valuation allowance recorded against our year to date federal and state tax benefit. In addition, we recorded tax expense related to gross receipts, Canadian and certain state taxes. Also, during the first six months of fiscal 2013, we allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded related to the pension plan, which resulted in a tax benefit to continuing operations.

Net loss. Net loss for the first six months of fiscal 2013 was $35.0 million compared to a net loss of $14.7 million for the first six months of fiscal 2012 as a result of the above factors.

On a per-share basis, basic and diluted loss per share applicable to common stockholders for the first six months of fiscal 2013 and for the first six months of fiscal 2012 were $0.46 and $0.23, respectively.  Weighted average shares for the six months ended June 30, 2012 prior to giving effect to the 2013 Rights Offering were 60,050,459 and were 65,420,140 after application of the adjustment factor of 1.0894.

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

Liquidity and Capital Resources

We depend on cash flows from operations and funds available under our revolving credit facilities to finance working capital needs and capital expenditures. We had approximately $90.9 million of excess availability ($43.0 million above the minimum required) under our U.S. revolving credit facility agreement (the “U.S. revolving credit facility”) and $2.2 million under the Canadian revolving credit facility agreement (the “Canadian revolving credit facility”), described further below, as of June 29, 2013. We had approximately $86.0 million of excess availability under the U.S. revolving credit facility and $2.0 million under our Canadian revolving credit facility as of December 29, 2012.  As of June 29, 2013, under our amended U.S. revolving credit facility, we are required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $31.8 million or the amount equal to 12.5% of the lesser of the borrowing base or $447.5 million (the “Excess Availability Threshold”).  If we fail to maintain this minimum excess availability, the amended U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.  In the event that excess availability falls below $37.1 million or the amount equal to 15% of the lesser of the borrowing base or $447.5 million, and we do not meet the fixed charge coverage ratio, the U.S. revolving credit facility gives the lenders the right, but not the obligation, to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  For additional information regarding our financial covenants under our revolving credit facilities, see “Debt and Credit Sources” below and the risk factor “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” set forth under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, as filed with the SEC.

On March 27, 2013, we concluded the 2013 Rights Offering.  The 2013 Rights Offering was fully subscribed and resulted in gross proceeds of approximately $40 million which were offset by expenses paid as of June 29, 2013 of approximately $1.3 million.  The net proceeds from the transaction were approximately $38.6 million and were net of $1.4 million of expenses incurred, some of which have yet to be paid as of June 29, 2013.  We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

Excess availability may decrease while our industry and our company continue to participate in the recovery of the housing market. However, we believe that the amounts available from our revolving credit facilities and other sources will be sufficient to fund our routine operations and capital requirements for the next 12 months.

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

The following tables indicate our working capital and cash flows for the periods indicated.

	June 29, 2013	December 29, 2012
	(Dollars in thousands)
	(Unaudited)
Working capital	$296,728	$272,403

	Period from December 30, 2012 to June 29, 2013	Period from January 1, 2012 to June 30, 2012
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(133,657)	$(110,106)
Cash flows used in investing activities	(2,522)	(225)
Cash flows provided by financing activities	139,377	110,584

Working Capital

Working capital increased by $24.3 million to $296.7 million at June 29, 2013 from $272.4 million at December 29, 2012.  The increase in working capital is primarily attributable to increases in inventory of $88.4 million, receivables of $75.5 million, other current assets of $7.9 million and cash of $3.2 million and a decrease in bank overdrafts of $14.5 million.  We increased inventory levels to meet current demand and the increase in accounts receivable is due an increase in demand and seasonal payment patterns.  The increase in other current assets primarily relates to $4.9 million of assets designated as held for sale during the period.   These changes were partially offset by increases in accounts payable of $49.9 million and increased net borrowings on the current portion of our revolving credit facilities of $114.1 million as we purchased more products to meet existing demand.  The increase in accounts payable is reflected as a $49.8 million change in the operating activities section of the Consolidated Statement of Cash Flows net of $0.1 million of a payable for expenses related to the 2013 Rights Offering, which were reflected in the financing activities section of the Consolidated Statement of Cash Flows.  In the financing section of the Consolidated Statement of Cash Flows, these accrued expenses for the 2013 Rights Offering were netted with total expenses incurred for the 2013 Rights Offering when calculating “Proceeds from the rights offering less expenses paid”.

Operating Activities

During the first six months of fiscal 2013, cash flows used in operating activities totaled $133.7 million.  The primary drivers of cash flow used in operations were increases in accounts receivable of $75.5 million reflecting increased revenue resulting from an increase in demand and seasonal payment patterns, an increase in inventories of $88.4 million due to an increase in purchases to meet increased demand and a net loss, as adjusted for non-cash charges, of $20.3 million.  These cash outflows were offset by an increase in accounts payable of $49.8 million due to an increase in purchase volume associated with increased demand. This change in accounts payable was classified net of $0.1 million of expenses accrued but not yet paid for the 2013 Rights Offering, which were classified in cash flows from financing activities.  Refer to the Working Capital section above for further discussion of these items.

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

Investing Activities

During the first six months of fiscal 2013 and fiscal 2012, cash flows used by investing activities totaled $2.5 million and $0.2 million, respectively.

During the first six months of fiscal 2013 and fiscal 2012, our expenditures for property and equipment were $3.0 million and $2.1 million, respectively.  During the first six months of fiscal 2013, we purchased additional space for our distribution center in Elkhart, Indiana, which included both land and a building and resulted in a capital expenditure of approximately $1.0 million.  We intend to purchase an additional 50 tractors to replenish the fleet during the second half of fiscal 2013 and anticipate financing these tractors with a third party leasing company.  The remaining capital expenditures in 2013 primarily relate to normal replenishment. Our capital expenditures for fiscal 2013 and 2012 have been and likely will continue to be paid from our revolving credit facility.

Proceeds from the disposition of property totaled $0.4 million and $1.9 million for the first six months of fiscal 2013 and the first six months of fiscal 2012, respectively.  The proceeds from disposition of assets in the first six months of fiscal 2013 were primarily related to the sale of certain pieces of equipment.  The proceeds from disposition of assets in the first six months of fiscal 2012 were primarily related to the sale of two properties.

Financing Activities

Net cash provided by financing activities was $139.4 million and $110.6 million during the first six months of fiscal 2013 and the first six months of fiscal 2012, respectively.  The net cash provided by financing activities in the first six months of fiscal 2013 primarily reflected a net increase in the balance of our revolving credit facility of $128.5 million and net proceeds from the 2013 Rights Offering of $38.7 million.  These increases were partially offset by a decrease in bank overdrafts of $14.5 million, increases in our restricted cash related to the mortgage of $2.8 million, payments of principal on the mortgage of $4.2 million and cash paid for debt financing costs of $2.8 million. The net cash provided by financing activities in the first six months of fiscal 2012 primarily reflected an increase in the balance of our revolving credit facility of $112.3 million and an increase in bank overdrafts of $8.3 million.  Partially offsetting these cash inflows were $7.7 million of principal payments on our mortgage and $1.4 million of cash paid for debit financing costs.

Debt and Credit Sources

Our U.S. revolving credit facility is with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association (“Wells Fargo Bank”), dated August 4, 2006, as amended.  The U.S. revolving credit facility has a final maturity of April 15, 2016 and maximum available credit of $447.5 million.  The U.S. revolving credit facility also includes an additional $75 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $522.5 million.

On June 28, 2013, we entered into an amendment to our U.S. revolving credit facility, which became effective on that date pursuant to which certain components of the borrowing base calculation and excess liquidity calculation were adjusted as part of this amendment.  The most significant of the changes included in the amendment is the addition of PNC Bank, National Association as a lender and their additional loan commitment of $25.0 million, which increases the maximum availability under the U.S. revolving credit facility to $447.5 million.  The new terms of this amended agreement are described below.  In conjunction with this amendment, we incurred $0.1 million of debt fees that were capitalized and are being amortized over the amended debt term.

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

On March 27, 2013, we concluded the 2013 Rights Offering.  The 2013 Rights Offering was fully subscribed and resulted in gross proceeds of approximately $40 million which were offset by expenses paid as of June 29, 2013 of approximately $1.3 million.  The net proceeds from the transaction were approximately $38.6 million and were net of $1.4 million of expenses incurred, some of which have yet to be paid as of June 29, 2013.  We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

As of June 29, 2013, we had outstanding borrowings of $295.6 million and excess availability of $90.9 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.5% at June 29, 2013.  As of December 29, 2012, we had outstanding borrowings of $169.5 million and excess availability of $86.0 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.1% at December 29, 2012.  As of June 29, 2013 and December 29, 2012, we had outstanding letters of credit totaling $4.5 million for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations.  The $4.5 million in outstanding letters of credit as of June 29, 2013 does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of June 29, 2013, our U.S. revolving credit facility, as amended, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the Excess Availability Threshold.  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of June 29, 2013 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest level of fiscal month-end availability in the last three years as of June 29, 2013 was $85.9 million.  We do not anticipate our excess availability in fiscal 2013 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

 In the event that excess availability falls below $37.1 million or the amount equal to 15% of the lesser of the borrowing base or $447.5 million, the U.S. revolving credit facility gives the lenders the right to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  In addition, we would be required to maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts.  Our amended U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

On August 12, 2011, our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) entered into a revolving credit agreement (the “Canadian revolving credit facility”) with CIBC Asset-Based Lending Inc., as lender, administrative agent and collateral agent (the “Agent”).  The maturity date of this agreement is August 12, 2014.  As of June 29, 2013, we had outstanding borrowings of $4.3 million and excess availability of $2.2 million under the terms of our Canadian revolving credit facility.  As of December 29, 2012, we had outstanding borrowings of $1.9 million and excess availability of $2.0 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at June 29, 2013 and December 29, 2012.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of June 29, 2013 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under this facility.

On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  We are required to transfer funds under the terms of the mortgage that are held as collateral.  We expect to transfer approximately $13.4 million as collateral during the next twelve month period, approximately $3.4 million of which will be used to reduce mortgage principal on a quarterly basis.  The remaining amount of approximately $10.0 million will be released from escrow to us on a quarterly basis for operational uses as indicated in the amendment.  As part of the September 2012 amendment to the mortgage, on a quarterly basis, additional funds held as collateral under the mortgage agreement will be used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, will be released to the Company on the last business day of each calendar quarter through the second quarter of 2014.  All funds released pursuant to these provisions may only be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.  In conjunction with the modification of our mortgage agreement we incurred approximately $0.3 million in debt fees that were capitalized and are being amortized over the remaining term of the mortgage.  As of June 29, 2013 and December 29, 2012, the balance on our mortgage loan was $201.8 million and $206.0 million, respectively.

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

New Accounting Standards

In the first quarter of fiscal 2013, the Financial Accounting Standards Board (the “FASB”) issued an amendment to previously issued guidance which requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). The update also requires companies to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period, companies must cross-reference in a note to other required disclosures. The amendments are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted this guidance during the first quarter of fiscal 2013, refer to Note 12 of the Notes to Consolidated Financial Statements for the required disclosures.

There were no other accounting pronouncements adopted during the first six months of fiscal 2013 that had a material impact on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the second quarter of fiscal 2013, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ITEM 1A. RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 as filed with the SEC.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
The Sixth Amendment, dated June 28, 2013, to the Amended and Restated Loan and Security Agreement, dated August 4, 2006, as amended, by and between the Operating Company, Wells Fargo and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2013).

10.2
Lender Joinder Agreement, dated as of June 28, 2013, by and between PNC Bank, National Association and the Operating Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 28, 2013).

10.3	Employment Agreement by and between BlueLinx Holdings Inc. and Sara E. Epstein, dated May 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2013).

10.4	Employment Agreement by and between BlueLinx Holdings Inc. and James P. Soggs, dated May 15, 2013(incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 17, 2013).

10.5
Separation Agreement and Release by and between BlueLinx Holdings Inc. and George R. Judd, dated June 5, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2013).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).*

*
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

BlueLinx Holdings Inc.
(Registrant)

Date: July 31, 2013	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10.1
The Sixth Amendment, dated June 28, 2013, to the Amended and Restated Loan and Security Agreement, dated August 4, 2006, as amended, by and between the Operating Company, Wells Fargo and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2013).

10.2
Lender Joinder Agreement, dated as of June 28, 2013, by and between PNC Bank, National Association and the Operating Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 28, 2013).

10.3	Employment Agreement by and between BlueLinx Holdings Inc. and Sara E. Epstein, dated May 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2013).

10.4	Employment Agreement by and between BlueLinx Holdings Inc. and James P. Soggs, dated May 15, 2013(incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 17, 2013).

10.5
Separation Agreement and Release by and between BlueLinx Holdings Inc. and George R. Judd, dated June 5, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2013).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly and six months period ended June 29, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

