Form 10-Q
period 2013-09-28
BlueLinx Holdings Inc.
filed 2013-10-31
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________	to_______________

Commission file number: 1-32383

BlueLinx Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0627356
(State of Incorporation)	(I.R.S. Employer Identification No.)

4300 Wildwood Parkway, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2013 there were 86,628,363 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.

Form 10-Q

For the Quarterly Period Ended September 28, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(unaudited)

	Third Quarter
	Period from June 30, 2013 to September 28, 2013	Period from July 1, 2012 to September 29, 2012
Net sales	$557,952	$496,810
Cost of sales	495,460	436,279
Gross profit	62,492	60,531
Operating expenses:
Selling, general, and administrative	57,255	48,156
Depreciation and amortization	2,144	2,106
Total operating expenses	59,399	50,262
Operating income	3,093	10,269
Non-operating expenses:
Interest expense	6,918	7,294
Other expense (income), net	17	(16)
(Loss) income before benefit from income taxes	(3,842)	2,991
Benefit from income taxes	(636)	(77)
Net (loss) income	$(3,206)	$3,068
Basic and diluted weighted average number of common shares outstanding	84,596	65,473
Basic and diluted net (loss) income per share applicable to common stock	$(0.04)	$0.04

Comprehensive (loss) income:
Net (loss) income	$(3,206)	$3,068
Other comprehensive income:
Amortization of unrecognized loss from pension plan, net of taxes	437	—
Foreign currency translation	92	185
Total other comprehensive income	529	185
Comprehensive (loss) income	$(2,677)	$3,253

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Nine Months Ended
	Period from December 30, 2012 to September 28, 2013	Period from January 1, 2012 to September 29, 2012
Net sales	$1,665,697	$1,467,544
Cost of sales	1,491,563	1,289,593
Gross profit	174,134	177,951
Operating expenses:
Selling, general, and administrative	185,184	161,358
Depreciation and amortization	6,547	6,553
Total operating expenses	191,731	167,911
Operating (loss) income	(17,597)	10,040
Non-operating expenses:
Interest expense	21,026	21,401
Other expense (income), net	252	(29)
Loss before (benefit from) provision for income taxes	(38,875)	(11,332)
(Benefit from) provision for income taxes	(714)	325
Net loss	$(38,161)	$(11,657)
Basic and diluted weighted average number of common shares outstanding	78,492	65,438
Basic and diluted net loss per share applicable to common stock	$(0.49)	$(0.18)

Comprehensive loss:
Net loss	$(38,161)	$(11,657)
Other comprehensive income (loss):
Amortization of unrecognized loss from pension plan, net of taxes	1,313	—
Foreign currency translation	(179)	211
Total other comprehensive income	1,134	211
Comprehensive loss	$(37,027)	$(11,446)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 28, 2013	December 29, 2012
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,869	$5,188
Receivables, net	207,927	157,465
Inventories, net	259,722	230,059
Other current assets	29,696	19,427
Total current assets	504,214	412,139
Property, plant, and equipment:
Land and land improvements	41,053	43,120
Buildings	90,386	94,070
Machinery and equipment	78,145	78,674
Construction in progress	2,415	1,173
Property, plant, and equipment, at cost	211,999	217,037
Accumulated depreciation	(104,348)	(101,684)
Property, plant, and equipment, net	107,651	115,353
Non-current deferred income tax assets, net	445	445
Other non-current assets	16,950	16,799
Total assets	$629,260	$544,736
Liabilities:
Current liabilities:
Accounts payable	$109,520	$77,850
Bank overdrafts	20,463	35,384
Accrued compensation	4,678	6,170
Current maturities of long-term debt	60,857	8,946
Deferred income taxes, net	449	449
Other current liabilities	15,412	10,937
Total current liabilities	211,379	139,736
Non-current liabilities:
Long-term debt	377,014	368,446
Other non-current liabilities	57,142	57,146
Total liabilities	645,535	565,328
Stockholders’ Deficit:
Common Stock, $0.01 par value, 200,000,000 shares authorized at September 28, 2013 and December 29, 2012; 86,583,814 and 63,664,115 shares issued at September 28, 2013 and December 29, 2012, respectively.	866	637
Additional paid-in capital	250,930	209,815
Accumulated other comprehensive loss	(28,908)	(30,042)
Accumulated deficit	(239,163)	(201,002)
Total stockholders’ deficit	(16,275)	(20,592)
Total liabilities and stockholders’ deficit	$629,260	$544,736

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	Period from December 30, 2012 to September 28, 2013	Period from January 1, 2012 to September 29, 2012
Cash flows from operating activities:
Net loss	$(38,161)	$(11,657)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,547	6,553
Amortization of debt issuance costs	2,396	2,799
Write-off of debt issuance costs	119	—
Gain from sale of properties	(3,908)	(9,680)
Gain from property insurance settlement	—	(476)
Vacant property charges, net	1,398	(30)
Severance charges	4,703	—
Payments on modification of lease agreement	—	(5,875)
Deferred income tax benefit	—	(24)
Stock-based compensation expense	5,577	2,097
Increase in restricted cash related to insurance and other	(2,028)	(123)
Other	1,120	4,509
	(22,237)	(11,907)
Changes in primary working capital components:
Receivables	(50,462)	(52,868)
Inventories	(29,663)	(34,675)
Accounts payable	31,568	12,776
Net cash used in operating activities	(70,794)	(86,674)
Cash flows from investing activities:
Property, plant and equipment investments	(4,005)	(2,490)
Proceeds from disposition of assets	8,073	18,561
Net cash provided by investing activities	4,068	16,071
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	16	—
Repurchase of shares to satisfy employee tax withholdings	(2,867)	(446)
Repayments on the revolving credit facilities	(422,231)	(345,674)
Borrowings from the revolving credit facilities	490,264	436,374
Payments of principal on mortgage	(7,554)	(8,370)
Payments on capital lease obligations	(1,152)	(604)
(Decrease) increase in bank overdrafts	(14,921)	9,528
Increase in restricted cash related to the mortgage	(8,970)	(15,546)
Debt issuance costs	(2,893)	(1,683)
Proceeds from stock offering, less expenses paid	38,715	—
Net cash provided by financing activities	68,407	73,579
Increase in cash	1,681	2,976
Balance, beginning of period	5,188	4,898
Balance, end of period	$6,869	$7,874

Noncash transactions:
Capital leases	$—	$32

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2013

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

We are a leading distributor of building products in North America with approximately 1,800 employees.  We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our current network of approximately 50 distribution centers.

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

In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remain with us. When the inventory is sold by the customer, we recognize revenue on a gross basis.  Customer consigned inventory at September 28, 2013 and December 29, 2012 was approximately $10.8 million and $10.3 million, respectively.

All revenues are recorded after trade allowances, cash discounts and sales returns are deducted. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased.

        Restricted Cash

We had restricted cash of $20.4 million and $9.9 million at September 28, 2013 and December 29, 2012, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

The table below provides the balances of each individual component in restricted cash as of September 28, 2013 and December 29, 2012 (in thousands):

	September 28, 2013	December 29, 2012
Cash in escrow:
Mortgage(1)	$9,010	$41
Insurance	7,916	7,906
Other	3,523	1,964
Total	$20,449	$9,911

(1)The increase in cash in escrow related to the mortgage primarily is comprised of restricted cash received as part of the sale of the Denver sales center which will be applied to the outstanding principal of the mortgage during the fourth quarter of fiscal 2013.  See “Note 7 – Mortgage” for further discussion.

        Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances ultimately will be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At September 28, 2013 and December 29, 2012, these reserves totaled $5.3 million and $4.7 million, respectively.

        Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method.  We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location.  We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. During the second quarter of fiscal 2013, we recorded in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss a lower of cost or market charge of $3.8 million related to declines in prices for our lumber, oriented strand board (“OSB”) and plywood inventory.  As we sold through inventory impacted by this reserve during the third quarter of fiscal 2013 and prices of lumber, OSB and plywood stabilized, the reserve was reduced to zero as of September 28, 2013.  At September 28, 2013 and December 29, 2012, the market value of our inventory exceeded its cost.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At September 28, 2013 and December 29, 2012, our damaged, excess and obsolete inventory reserves were $1.5 million and $1.1 million, respectively.  The damaged, excess and obsolete inventory reserve at September 28, 2013 includes $0.3 million related to the closure of five distribution centers, which was recorded in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss during the second quarter of fiscal 2013.  We discuss the closure or ceasing of operations of these distribution centers, which is included in our 2013 restructuring plan (the “2013 restructuring”), further in “Note 3 – Restructuring  Charges”.

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

Consideration Received from Vendors and Consideration Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on the achievement of specified volume purchasing levels.  We also receive rebates related to price protection and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At September 28, 2013 and December 29, 2012, the vendor rebate receivable totaled $6.8 million and $9.0 million, respectively.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At September 28, 2013 and December 29, 2012, the customer rebate payable totaled $5.0 million and $5.5 million, respectively.

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

On March 27, 2013, we completed a rights offering of common stock to our stockholders (the “2013 Rights Offering”) at a subscription price that was lower than the market price of our common stock. The 2013 Rights Offering was deemed to contain a bonus element that is similar to a stock dividend, requiring us to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0894.  Weighted average shares for the quarter and nine months ended September 29, 2012 prior to giving effect to the 2013 Rights Offering were 60,098,691 and 60,066,595, respectively and were 65,472,685 and 65,437,719, respectively, after application of the adjustment factor noted above.

The following table calculates basic and diluted income per common share for the three months ended September 29, 2012 under the two-class method (in thousands, except per share data):

Period from July 1, 2012 to September 29, 2012
Basic income per share:
Net income	$3,068
Less: Income attributable to participating securities	168
Net income available to common stockholders	$2,900
Basic weighted average shares outstanding (1)	65,473
Basic income per share	$0.04

Diluted income per share:
Net income	$3,068
Less: Income attributable to participating securities	168
Net income available to common stockholders	$2,900
Basic weighted average shares outstanding (1)	65,473
Common stock equivalents	$—
Diluted weighted average shares outstanding (1)	65,473
Diluted income per share	$0.04

(1)This includes an adjustment to the weighted average number of common shares related to the 2013 Rights Offering used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0894.

Given that the restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss.  Therefore, we have not included 1,996,911 and 3,597,774 of unvested shares of restricted stock that had the right to participate in dividends in our basic and dilutive calculations for the first nine months of fiscal 2013 and for the first nine months of fiscal 2012, respectively.  In addition, we have not included 1,996,911 of unvested shares of restricted stock that had the right to participate in dividends in our basic and dilutive calculations for the third quarter of fiscal 2013.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. During the first nine months of fiscal 2013, we granted 2,969,424 performance shares under our 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) in which shares are issuable upon satisfaction of certain performance criteria. As of September 28, 2013, we assumed that 2,348,017 of these performance shares will vest, net of forfeitures and vestings to date, based on our assumption that meeting the performance criteria is probable. The performance shares are not considered participating shares under the two-class method because they do not receive any non-transferable rights to dividends.  The 2,348,017 performance shares we assume will vest were not included in the computation of diluted earnings per share calculation because they were antidilutive.

As we experienced losses in all periods, except for the third quarter of fiscal 2012, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for these respective periods.  For the first nine months of fiscal 2013, we excluded 5,136,428 of unvested share-based awards, which includes excluding the assumed exercise of  791,500 unexpired stock options and 2,348,017 performance shares, from the diluted earnings per share calculation because they were anti-dilutive.  For the first nine months of fiscal 2012, we excluded 4,503,090 of unvested share-based awards, which includes excluding the assumed exercise of 905,316 unexpired stock options, from the diluted earnings per share calculation because they were anti-dilutive.

Stock-Based Compensation

We have two stock-based compensation plans covering officers, directors, certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Plan. The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants upon the exercise of options, upon the granting of restricted stock or upon the vesting of performance shares, out of the total amount of common shares authorized for issuance under either the 2004 Plan or the 2006 Plan.  During the first nine months of fiscal 2013, the Compensation Committee granted 1,202,185 restricted shares of our common stock to certain of our officers and directors.  During the second quarter of fiscal 2013, we announced that George R. Judd no longer would serve as President and Chief Executive Officer of the Company (the “change in executive leadership”).  Due to this change in executive leadership, 1,081,071 restricted shares vested.  Restricted shares of 2,208,823 vested in the first nine months of fiscal 2013 due to the completion of the vesting term and the modification related to the change in executive leadership.  In addition, during the first nine months of fiscal 2013 the Compensation Committee granted certain of our executive officers and directors awards of performance shares of our common stock. These awards, which totaled 2,969,424 performance shares, are contingent upon the successful achievement of certain financial and strategic goals approved by the Compensation Committee.  In conjunction with the change in executive leadership, performance shares of 498,370 vested due to the removal of vesting and performance criteria.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general, and administrative” expense in the Consolidated Statements of Operations.  For the third quarter and for the first nine months of fiscal 2013, our total stock-based compensation expense was $1.3 million and $5.6 million, respectively.  Approximately $0.3 million and $2.7 million, respectively, of total stock-based compensation during the third quarter and first nine months of fiscal 2013 is related to the 2013 restructuring and the change in executive leadership.  For the third quarter and for the first nine months of fiscal 2012, our total stock-based compensation expense was $0.7 and $2.1 million, respectively. We did not recognize related material income tax benefits during these periods.

 Income Taxes

Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income.  We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized.  In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions required significant judgment about the forecasts of future taxable income.  We considered all of the available positive and negative evidence during the third quarter of fiscal 2013, and based on the weight of available evidence, we recorded an additional deferred tax asset and valuation allowance of $1.5 million relating to our current period net operating losses, which resulted in a total net deferred tax asset of $93.2 million with a valuation allowance of a corresponding amount as of September 28, 2013.  As of December 29, 2012, our total net deferred tax asset was $78.0 million with a valuation allowance of a corresponding amount.

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

We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities.  We have recorded income tax and related interest liabilities where we believe our position may not be sustained.  Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year-ended December 29, 2012.  During the third quarter of fiscal 2013 we reversed approximately $0.6 million of this income tax liability due to the expiration of the statute.  There were no other material changes to our tax positions during the first nine months of fiscal 2013.

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

Our evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual distribution facility. In the event of indicators of impairment, the assets of the distribution facility are evaluated by comparing the facility’s undiscounted cash flows over the estimated useful life of the asset, which ranges between 5-40 years, to its carrying value. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and the estimated fair market value. Impairment losses are recorded as a component of “Selling, general, and administrative” expenses in the Consolidated Statements of Operations.

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

No impairment indicators appear to be present that would result in material reductions to our December 29, 2012 projected undiscounted cash flows, which exceeded our carrying value in all cases during the performance of our December 29, 2012 impairment analysis.  The two facilities we exited in connection with the 2013 restructuring did not have indicators of impairment as fair market value exceeded book value.

       Self-Insurance

It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation and auto liability is limited to $0.8 million and $2.0 million, respectively. Our self-insured retention for each claim involving comprehensive general liability (including product liability claims) is limited to $0.8 million.  We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At September 28, 2013 and December 29, 2012, the self-insurance reserves totaled $7.1 million and $7.2 million, respectively.

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

There were no other accounting pronouncements adopted during the first nine months of fiscal 2013 that had a material impact on our financial statements.

3. Restructuring Charges

We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property).  We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits when management has committed to a plan, due to the existence of a post employment benefit agreement. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss for the third quarter and the first nine months of fiscal 2013 and the third quarter and the first nine months of fiscal 2012, and in “Accrued compensation” on the Consolidated Balance Sheets at September 28, 2013 and December 29, 2012.

2013 Facility Lease Obligation and Severance Costs

During the second quarter of fiscal 2013, we announced the 2013 restructuring which included the realignment of headquarters resources and the strategic review of our distribution centers.  This review resulted in the Company designating five distribution centers to be sold or closed.  These distribution centers were closed or ceased operations during the third quarter of fiscal 2013.  In connection with the 2013 restructuring and the change in executive leadership, referred to in “Note 2 – Summary of Significant Accounting Policies”, the Company has recognized severance related charges of $0.4 million and $4.7 million in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss during the third quarter and the first nine months of fiscal 2013, respectively.  In addition, the Company has recognized facility lease obligation charges of $1.4 million for two closed facilities in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss during the third quarter and the first nine months of fiscal 2013.

The table below summarizes the balance of reduction in force activities and the related accrued facility lease obligation reserve and the changes in the accrual for the third quarter of fiscal 2013 (in thousands):

	Reduction in Force Activities	Facility Lease Obligation	Total
Balance at June 29, 2013	$4,331	$—	$4,331
Charges	441	1,398	1,839
Assumption changes	(69)	—	(69)
Payments	(1,970)	—	(1,970)
Balance at September 28, 2013	$2,733	$1,398	$4,131

The table below summarizes the balance of reduction in force activities and the related accrued facility lease obligation reserve and the changes in the accrual for the nine months ending in September 28, 2013 (in thousands):

	Reduction in Force Activities	Facility Lease Obligation	Total
Balance at December 29, 2013	$—	$—	$—
Charges	4,772	1,398	6,170
Assumption changes	(69)	—	(69)
Payments	(1,970)	—	(1,970)
Balance at September 28, 2013	$2,733	$1,398	$4,131

In addition to the charges described above, during the first nine months of fiscal 2013 we recorded approximately $2.0 million of other restructuring related charges, of which $0.7 million was recorded during the third quarter of 2013 with the remaining $1.3 million recorded during the second quarter of fiscal 2013 in “Selling, general and administrative” expenses in the Consolidated Statement of Operations and Comprehensive Loss.

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

4. Assets Held for Sale and Net Gain on Disposition

We have certain assets that we have designated as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of September 28, 2013 and December 29, 2012, total assets held for sale were $3.2 million and $1.6 million, respectively, and were included in “Other current assets” in our Consolidated Balance Sheets.  During the second quarter of fiscal 2013, we designated the Denver, Colorado sales center as held for sale.  We finalized the sale of the owned Denver, Colorado sales center, which had a carrying value of $3.3 million, during the third quarter of fiscal 2013.  We also designated two of our distribution centers as held for sale during the second quarter of fiscal 2013.  These two properties have a total carrying value of $2.5 million, and we plan to finalize a sale of the facilities within the next twelve months.  We continue to actively market all properties that are designated as held for sale.

During the third quarter and first nine months of fiscal 2013 we recognized a gain of $3.7 million, which was net of $0.5 million of capitalized broker commissions related to the Denver, Colorado sales center lease that were written off during the period, on the sale of the Denver, Colorado sales center.  This gain was recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss.  No other real properties classified as held for sale were sold during the period.  We recognized an additional gain related to the sale of our Fremont, California location during the first quarter and first nine months of 2013 of approximately $0.2 million.  The gain was related to seller’s proceeds that were held by the title company for certain remediation activities that were settled during the first quarter of fiscal 2013.

5. Employee Benefits

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

Net periodic pension cost for our pension plans included the following (in thousands):

	Third Quarter
	Period from June 30, 2013 to September 28, 2013	Period from July 1, 2012 to September 29, 2012

Service cost	$548	$469
Interest cost on projected benefit obligation	1,188	1,221
Expected return on plan assets	(1,306)	(1,224)
Amortization of unrecognized loss	718	519
Net periodic pension cost	$1,148	$985

	Nine Months Ended
	Period from December 30, 2012 to September 28, 2013	Period from January 1, 2012 to September 29, 2012

Service cost	$1,644	$1,407
Interest cost on projected benefit obligation	3,563	3,663
Expected return on plan assets	(3,918)	(3,672)
Amortization of unrecognized loss	2,154	1,557
Net periodic pension cost	$3,443	$2,955

The Company’s minimum required contribution for plan year 2012 was $3.2 million.   In an effort to preserve additional cash for operations, we applied for a waiver from the IRS for our 2012 minimum required contribution.  The Company believes that the waiver will be granted.  We have not made $2.1 million of the required 2012 contributions related to the 2012 minimum required contribution.  Assuming the requested waiver is granted, our minimum required contribution for 2012 will be amortized over the following five years, increasing our future minimum required contributions.  We currently are required to make three quarterly cash contributions during fiscal 2013 of $0.8 million related to our 2013 minimum required contribution.

During the second quarter of fiscal 2013, we contributed certain qualifying employer real property to our hourly pension plan. The properties, including certain land and buildings, are located in Charleston, S.C. and Buffalo, N.Y., and have been valued by independent appraisals at approximately $6.8 million.  The contribution was recorded by the hourly pension plan at the fair value of $6.8 million.  We are leasing back the contributed properties for an initial term of twenty years with two five-year extension options and continue to use the properties in our distribution operations.  Each lease provides us a right of first refusal on any subsequent sale by the hourly pension plan and a repurchase option.  The hourly pension plan engaged an independent fiduciary who evaluated the transaction on behalf of the hourly pension plan, negotiated the terms of the property contribution and the leases, and also manages the properties on behalf of the hourly pension plan.  We have designated the property contribution to the 2013 plan year and we believe it is sufficient to cover our 2013 required minimum contribution. In the event the waiver for 2012 is not granted, we believe the contribution will be sufficient to cover both the 2012 and 2013 funding requirements discussed above.

We determined that the contribution of the properties does not meet the accounting definition of a plan asset within the scope of relevant accounting guidance.  Accordingly, the contributed properties are not considered a contribution for financial reporting purposes and, as a result, are not included in plan assets and have no impact on the net pension liability recorded on our Consolidated Balance Sheets.  We continue to depreciate the carrying value of the properties in our financial statements, and no gain or loss was recognized at the contribution date for financial reporting purposes.  Rent payments will be made on a monthly basis and will be recorded as contributions to the hourly pension plan, of which $0.3 million has been recorded as of September 28, 2013.  These rental payments will reduce our unfunded obligation to the hourly pension plan.

6. Revolving Credit Facilities

We have our U.S. revolving credit facility agreement (the “U.S. revolving credit facility”) with several lenders including Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association (“Wells Fargo Bank”), dated August 4, 2006, as amended.  The U.S. revolving credit facility has a final maturity of April 15, 2016 and maximum available credit of $447.5 million.  The U.S. revolving credit facility also includes an additional $75 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $522.5 million.

On June 28, 2013, we entered into an amendment to our U.S. revolving credit facility, which became effective on that date and pursuant to which certain components of the borrowing base calculation and excess liquidity calculation were adjusted.  The most significant of the changes included in the amendment is the addition of PNC Bank, National Association (“PNC”) as a lender and their additional loan commitment of $25.0 million, which increased the maximum availability of the U.S. revolving credit facility to $447.5 million.  The new terms of this amended agreement are described in this footnote.  In conjunction with this amendment, we incurred $0.1 million of debt fees that were capitalized and are being amortized over the amended debt term.

On March 29, 2013, we entered into an amendment to our U.S. revolving credit facility, which became effective on that date and pursuant to which certain components of the borrowing base calculation and excess liquidity calculation were adjusted.  The most significant of the changes included in the amendment are extending the final maturity of the U.S. revolving credit facility, increasing the maximum available credit under the facility and adjusting the excess availability threshold calculation.  In conjunction with this amendment, we incurred $2.8 million of debt fees that were capitalized and are being amortized over the amended debt term.

On March 27, 2013, we concluded the 2013 Rights Offering.  The 2013 Rights Offering was fully subscribed and resulted in net proceeds of approximately $38.6 million.  We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

As of September 28, 2013, we had outstanding borrowings of $234.8 million and excess availability of $91.3 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.8% at September 28, 2013.  As of December 29, 2012, we had outstanding borrowings of $169.5 million and excess availability of $86.0 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.1% at December 29, 2012.  As of September 28, 2013 and December 29, 2012, we had outstanding letters of credit totaling $4.5 million for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations.  The $4.5 million in outstanding letters of credit as of September 28, 2013 does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of September 28, 2013, our U.S. revolving credit facility, as amended, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $31.8 million or the amount equal to 12.5% of the lesser of the borrowing base or $447.5 million (the “Excess Availability Threshold”).  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of September 28, 2013 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest level of fiscal month-end availability in the last three years as of September 28, 2013 was $79.1 million.  We do not anticipate our excess availability in fiscal 2013 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

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

Our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) has a revolving credit agreement (the “Canadian revolving credit facility”) with Canadian Imperial Bank of Commerce (as successor to CIBC Asset-Based Lending Inc.) and the other signatories thereto, as lender, administrative agent and collateral agent, dated August 12, 2011, as amended.

On August 16, 2013, we entered into an amendment to our Canadian revolving credit facility, which became effective on that date.  The Amendment modifies the maturity date under the Credit Agreement to the earlier of (i) August 12, 2016 or the (ii) maturity date of the U.S. revolving credit facility.  All other terms of the Canadian revolving credit facility remain the same.

As of September 28, 2013, we had outstanding borrowings of $4.6 million and excess availability of $1.2 million under the terms of our Canadian revolving credit facility.  As of December 29, 2012, we had outstanding borrowings of $1.9 million and excess availability of $2.0 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at September 28, 2013 and December 29, 2012.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of September 28, 2013 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under this facility.

7. Mortgage

We have a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 51 distribution facilities owned by the special purpose entities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wells Fargo Bank and both lenders securitized their Notes in separate commercial mortgage backed securities pools in 2006.  As of September 28, 2013 and December 29, 2012, the balance on our mortgage loan was $198.4 million and $206.0 million, respectively.

On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  In addition, on a quarterly basis, starting with the fourth quarter of 2012, additional funds held as collateral under the mortgage agreement were to be used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, will be released to the Company on the last business day of each calendar quarter through the second quarter of 2014.  All funds released pursuant to these provisions may be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.

Under the terms of our mortgage, we are required to transfer certain funds to be held as collateral. We expect to transfer approximately $13.3 million as collateral during the next twelve month period, approximately $10.0 million of which will be released from escrow to us on a quarterly basis for operational uses as indicated in the amendment.  In conjunction with the modification of our mortgage agreement we incurred approximately $0.3 million in fees that were capitalized and are being amortized over the remaining term of the mortgage.

During the third quarter of fiscal 2013, we sold our sales center in Denver, Colorado and increased the restricted cash related to our mortgage by $8.4 million which represents the allocated mortgage related to the property.  This restricted cash was used to pay down outstanding principal of the mortgage in the fourth quarter of fiscal 2013.  During the first quarter of fiscal 2012, we sold certain parcels of excess land. As a result of the sale of one of these parcels, we increased the amount of restricted cash required to be held in connection with our mortgage by $0.3 million. In addition, during the third quarter of fiscal 2012, we sold our facility in Newark, California and increased the restricted cash related to our mortgage by $12.8 million.  This restricted cash was used to pay down the mortgage in the fourth quarter of fiscal 2012.

The mortgage loan required interest-only payments through June 2011, at which time we began making payments on the outstanding principal balance. The balance of the loan outstanding at the end of the ten year term will then become due and payable. The principal will be paid in the following increments (in thousands):

2013*	$9,769
2014	2,447
2015	2,609
2016	183,602
2017	—
Thereafter	—
Total	$198,427

* We estimate that approximately $9.0 million of restricted cash will be paid during fiscal 2013 to reduce mortgage principal.

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

 Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage.  To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value measurements in the period are present value factors used in determining fair value and an interest rate.  At September 28, 2013, the discounted carrying value and fair value of our mortgage was $198.4 million and $198.0 million, respectively.  At December 29, 2012, the discounted carrying value and fair value of our mortgage was $206.0 million and $205.5 million, respectively.

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

10. Commitments and Contingencies

Legal  Proceedings

During the first nine months of fiscal 2013, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

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

Collective Bargaining Agreements

As of September 28, 2013, approximately 33% of our employees were represented by various labor unions.  As of September 28, 2013, we had 38 collective bargaining agreements, of which 11 were up for renewal in fiscal 2013.  As of September 28, 2013, we have renegotiated all 11 of these agreements, all of which renewals became effective in fiscal 2013.  We consider our relationship with our employees generally to be good.

11. Subsequent Events

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

12.  Accumulated Other Comprehensive Loss

The changes in accumulated balances for each component of other comprehensive (loss) income for the quarter ended September 28, 2013 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,526	$(31,175)	$212	$(29,437)
Other comprehensive loss before reclassification	92	—	—	92
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	437	—	437
Current-period other comprehensive (loss) income, net of tax	92	437	—	529
Ending balance, net of tax	$1,618	$(30,738)	$212	$(28,908)

The changes in accumulated balances for each component of other comprehensive (loss) income for the quarter ended September 29, 2012 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,720	$(23,806)	$212	$(21,874)
Current-period other comprehensive (loss) income	185	—	—	185
Ending balance	$1,905	$(23,806)	$212	$(21,689)

The changes in accumulated balances for each component of other comprehensive (loss) income for the first nine months of fiscal 2013 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,797	$(32,051)	$212	$(30,042)
Other comprehensive loss before reclassification	(179)	—	—	(179)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	1,313	—	1,313
Current-period other comprehensive (loss) income, net of tax	(179)	1,313	—	1,134
Ending balance, net of tax	$1,618	$(30,738)	$212	$(28,908)

The changes in accumulated balances for each component of other comprehensive (loss) income for the first nine months of fiscal 2012 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,694	$(23,806)	$212	$(21,900)
Current-period other comprehensive (loss) income	211	—	—	211
Ending balance	$1,905	$(23,806)	$212	$(21,689)

Reclassifications out of accumulated other comprehensive loss into the Consolidated Statements of Operations and Comprehensive Loss for the quarter ended September 28, 2013 were as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items:
Actuarial loss	$718	Total before tax (1)
Tax impact	281	Tax impact (2)
Total, net of tax	$437	Net of tax

Reclassifications out of accumulated other comprehensive loss into the Consolidated Statements of Operations and Comprehensive Loss for the first nine months of fiscal 2013 were as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items:
Actuarial loss	$2,154	Total before tax (1)
Tax impact	841	Tax impact (2)
Total, net of tax	$1,313	Net of tax

 (1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

 (2) We allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded in accumulated other comprehensive loss and we have a loss from continuing operations.

There were no reclassifications out of accumulated other comprehensive loss for the quarter or nine month period ended September 29, 2012.  See Note 5 for additional details.

13. Unaudited Supplemental Consolidating Financial Statements

The consolidating financial information as of September 28, 2013 and December 29, 2012 and for the third quarters of fiscal 2013 and fiscal 2012 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended December 29, 2012, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental consolidated financial statements are fifty-five single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize our mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation.

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from June 30, 2013 to September 28, 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$557,952	$6,888	$(6,888)	$557,952
Cost of sales	—	495,460	—	—	495,460
Gross profit	—	62,492	6,888	(6,888)	62,492
Operating expenses (income):
Selling, general, and administrative	559	66,832	(3,248)	(6,888)	57,255
Depreciation and amortization	—	1,331	813	—	2,144
Total operating expenses (income)	559	68,163	(2,435)	(6,888)	59,399
Operating (loss) income	(559)	(5,671)	9,323	—	3,093
Non-operating expenses (income):
Interest expense	—	3,399	3,519	—	6,918
Other loss (income), net	—	22	(5)	—	17
(Loss) income before (benefit from) provision for income taxes	(559)	(9,092)	5,809	—	(3,842)
(Benefit from) provision for income taxes	(5)	(811)	180	—	(636)
Equity in loss of subsidiaries	(2,652)	—	—	2,652	—
Net (loss) income	$(3,206)	$(8,281)	$5,629	$2,652	$(3,206)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from July 1, 2012 to September 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$496,810	$7,148	$(7,148)	$496,810
Cost of sales	—	436,279	—	—	436,279
Gross profit	—	60,531	7,148	(7,148)	60,531
Operating expenses (income):
Selling, general, and administrative	(8,095)	63,399	—	(7,148)	48,156
Depreciation and amortization	—	1,228	878	—	2,106
Total operating expenses (income)	(8,095)	64,627	878	(7,148)	50,262
Operating (loss) income	8,095	(4,096)	6,270	—	10,269
Non-operating expenses (income):
Interest expense	—	3,205	4,089	—	7,294
Other income, net	—	(11)	(5)	—	(16)
(Loss) income before provision for income taxes	8,095	(7,290)	2,186	—	2,991
(Benefit from) provision for income taxes	275	(426)	74	—	(77)
Equity in loss of subsidiaries	(4,752)	—	—	4,752	—
Net (loss) income	$3,068	$(6,864)	$2,112	$4,752	$3,068

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 30, 2012 to September 28, 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,665,697	$20,663	$(20,663)	$1,665,697
Cost of sales	—	1,491,563	—	—	1,491,563
Gross profit	—	174,134	20,663	(20,663)	174,134
Operating expenses (income):
Selling, general, and administrative	1,981	205,279	(1,413)	(20,663)	185,184
Depreciation and amortization	—	3,982	2,565	—	6,547
Total operating expenses (income)	1,981	209,261	1,152	(20,663)	191,731
Operating (loss) income	(1,981)	(35,127)	19,511	—	(17,597)
Non-operating expenses (income):
Interest expense	—	10,302	10,724	—	21,026
Other expense (income), net	—	263	(11)	—	252
(Loss) income before (benefit from) provision for income taxes	(1,981)	(45,692)	8,798	—	(38,875)
(Benefit from) provision for income taxes	(48)	(938)	272	—	(714)
Equity in loss of subsidiaries	(36,228)	—	—	36,228	—
Net (loss) income	$(38,161)	$(44,754)	$8,526	$36,228	$(38,161)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 1, 2012 to September 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,467,544	$21,443	$(21,443)	$1,467,544
Cost of sales	—	1,289,593	—	—	1,289,593
Gross profit	—	177,951	21,443	(21,443)	177,951
Operating expenses (income):
Selling, general, and administrative	(6,386)	189,597	(410)	(21,443)	161,358
Depreciation and amortization	—	3,907	2,646	—	6,553
Total operating expenses (income)	(6,386)	193,504	2,236	(21,443)	167,911
Operating (loss) income	6,386	(15,553)	19,207	—	10,040
Non-operating expenses (income):
Interest expense	—	9,106	12,295	—	21,401
Other income, net	—	(18)	(11)	—	(29)
(Loss) income before (benefit from) provision for income taxes	6,386	(24,641)	6,923	—	(11,332)
(Benefit from) provision for income taxes	217	(126)	234	—	325
Equity in loss of subsidiaries	(17,826)	—	—	17,826	—
Net (loss) income	$(11,657)	$(24,515)	$6,689	$17,826	$(11,657)

The consolidating balance sheet for BlueLinx Holdings Inc. as of September 28, 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$76	$6,793	$—	$—	6,869
Receivables	—	207,927	—	—	207,927
Inventories	—	259,722	—	—	259,722
Other current assets	1,175	17,084	11,437	—	29,696
Intercompany receivable	74,259	33,978	—	(108,237)	—
Total current assets	75,510	525,504	11,437	(108,237)	504,214
Property and equipment:
Land and land improvements	—	3,211	37,842	—	41,053
Buildings	—	10,729	79,657	—	90,386
Machinery and equipment	—	78,145	—	—	78,145
Construction in progress	—	2,415	—	—	2,415
Property and equipment, at cost	—	94,500	117,499	—	211,999
Accumulated depreciation	—	(73,523)	(30,825)	—	(104,348)
Property and equipment, net	—	20,977	86,674	—	107,651
Investment in subsidiaries	(56,600)	—	—	56,600	—
Non-current deferred income tax assets	—	445	—	—	445
Other non-current assets	—	11,785	5,165	—	16,950
Total assets	$18,910	$558,711	$103,276	$(51,637)	$629,260
Liabilities:
Current liabilities:
Accounts payable	$1,207	$108,313	$—	$—	$109,520
Bank overdrafts	—	20,463	—	—	20,463
Accrued compensation	—	4,678	—	—	4,678
Current maturities of long-term debt	—	49,353	11,504	—	60,857
Deferred income taxes, net	—	449	—	—	449
Other current liabilities	—	14,349	1,063	—	15,412
Intercompany payable	33,978	74,259	—	(108,237)	—
Total current liabilities	35,185	271,864	12,567	(108,237)	211,379
Non-current liabilities:
Long-term debt	—	190,092	186,922	—	377,014
Other non-current liabilities	—	57,142	—	—	57,142
Total liabilities	35,185	519,098	199,489	(108,237)	645,535
Stockholders’(deficit) equity/parent’s investment	(16,275)	39,613	(96,213)	56,600	(16,275)
Total liabilities and stockholders’(deficit) equity/parent’s investment	$18,910	$558,711	$103,276	$(51,637)	$629,260

The consolidating balance sheet for BlueLinx Holdings Inc. as of December 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$28	$5,160	$—	$—	$5,188
Receivables	—	157,465	—	—	157,465
Inventories	—	230,059	—	—	230,059
Other current assets	1,596	17,790	41	—	19,427
Intercompany receivable	73,981	28,814	—	(102,795)	—
Total current assets	75,605	439,288	41	(102,795)	412,139
Property and equipment:
Land and land improvements	—	3,250	39,870	—	43,120
Buildings	—	10,213	83,857	—	94,070
Machinery and equipment	—	78,674	—	—	78,674
Construction in progress	—	1,173	—	—	1,173
Property and equipment, at cost	—	93,310	123,727	—	217,037
Accumulated depreciation	—	(71,583)	(30,101)	—	(101,684)
Property and equipment, net	—	21,727	93,626	—	115,353
Investment in subsidiaries	(67,053)	—	—	67,053	—
Non-current deferred income tax assets, net	—	445	—	—	445
Other non-current assets	—	10,646	6,153	—	16,799
Total assets	$8,552	$472,106	$99,820	$(35,742)	$544,736
Liabilities:
Current liabilities:
Accounts payable	$203	$77,257	$390	$—	77,850
Bank overdrafts	—	35,384	—	—	35,384
Accrued compensation	127	6,043	—	—	6,170
Current maturities of long-term debt	—	—	8,946	—	8,946
Deferred income tax liabilities, net	—	449	—	—	449
Other current liabilities	—	9,831	1,106	—	10,937
Intercompany payable	28,814	73,981	—	(102,795)	—
Total current liabilities	29,144	202,945	10,442	(102,795)	139,736
Non-current liabilities:
Long-term debt	—	171,412	197,034	—	368,446
Other non-current liabilities	—	57,146	—	—	57,146
Total liabilities	29,144	431,503	207,476	(102,795)	565,328
Stockholders’ (deficit) equity/parent’s investment	(20,592)	40,603	(107,656)	67,053	(20,592)
Total liabilities and stockholders’(deficit) equity/parent’s investment	$8,552	$472,106	$99,820	$(35,742)	$544,736

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 30, 2012 to September 28, 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(38,161)	$(44,754)	$8,526	$36,228	$(38,161)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	—	3,982	2,565	—	6,547
Amortization of debt issuance costs	—	1,405	991	—	2,396
Write off of debt issuance costs	—	119	—	—	119
Gain (loss) from the sale of properties	—	556	(4,464)	—	(3,908)
Gain from property insurance settlement	—	—	—	—	—
Vacant property charges, net	—	1,398	—	—	1,398
Severance charges	—	4,703	—	—	4,703
Payments on modification of lease agreement	—	—	—	—	—
Deferred income tax benefit	—	—	—	—	—
Stock-based compensation expense	895	4,682	—	—	5,577
Increase in restricted cash related to insurance and other	—	(2,028)	—	—	(2,028)
Other	294	2,080	(1,254)	—	1,120
Equity in earnings of subsidiaries	36,228	—	—	(36,228)	—
Intercompany receivable	(278)	(5,164)	—	5,442	—
Intercompany payable	5,164	278	—	(5,442)	—
	4,142	(32,743)	6,364	—	(22,237)
Changes in primary working capital components:
Receivables	—	(50,462)	—	—	(50,462)
Inventories	—	(29,663)	—	—	(29,663)
Accounts payable	902	31,057	(391)	—	31,568
Net cash provided by (used in) operating activities	5,044	(81,811)	5,973	—	(70,794)
Cash flows from investing activities:
Investment in subsidiaries	(40,844)	37,924	2,920	—	—
Property, plant and equipment investments	—	(4,005)	—	—	(4,005)
Proceeds from disposition of assets	—	442	7,631	—	8,073
Net cash (used in) provided by investing activities	(40,844)	34,361	10,551	—	4,068
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	16	—	—	16
Repurchase of shares to satisfy employee tax withholdings	(2,867)	—	—	—	(2,867)
Repayments on the revolving credit facilities	—	(422,231)	—	—	(422,231)
Borrowings from the revolving credit facilities	—	490,264	—	—	490,264
Payments of principal on mortgage	—	—	(7,554)	—	(7,554)
Payments on capital lease obligations	—	(1,152)	—	—	(1,152)
Decrease in bank overdrafts	—	(14,921)	—	—	(14,921)
Increase in restricted cash related to the mortgage	—	—	(8,970)	—	(8,970)
Debt issuance costs	—	(2,893)	—	—	(2,893)
Proceeds from rights offering, less expenses paid	38,715	—	—	—	38,715
Net cash provided by (used in) financing activities	35,848	49,083	(16,524)	—	68,407
Increase in cash	48	1,633	—	—	1,681
Balance, beginning of period	28	5,160	—	—	5,188
Balance, end of period	$76	$6,793	$—	$—	$6,869

Noncash transactions:
Capital leases	$—	$—	$—	$—	$—

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 1, 2012 to September 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(11,657)	$(24,515)	$6,689	$17,826	$(11,657)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	—	3,907	2,646	—	6,553
Amortization of debt issuance costs	—	1,855	944	—	2,799
Gain from the sale of properties	—	—	(9,680)	—	(9,680)
Gain from property insurance settlement	—	—	(476)	—	(476)
Vacant property charges, net	—	(30)	—	—	(30)
Payments on modification of lease agreement	—	(5,875)	—	—	(5,875)
Deferred income tax benefit	—	(24)	—	—	(24)
Stock-based compensation expense	430	1,667	—	—	2,097
Increase in restricted cash related to insurance and other	—	(123)	—	—	(123)
Other	82	6,354	(1,927)	—	4,509
Equity in earnings of subsidiaries	17,826	—	—	(17,826)	—
Intercompany receivable	(317)	(2,592)	—	2,909	—
Intercompany payable	2,592	317	—	(2,909)	—
	8,956	(19,059)	(1,804)	—	(11,907)
Changes in primary working capital components:
Receivables	—	(52,868)	—	—	(52,868)
Inventories	—	(34,675)	—	—	(34,675)
Accounts payable	801	11,975	—	—	12,776
Net cash provided by (used in) operating activities	9,757	(94,627)	(1,804)	—	(86,674)
Cash flows from investing activities:
Investment in subsidiaries	(9,756)	770	8,986	—	—
Property, plant and equipment investments	—	(2,490)	—	—	(2,490)
Proceeds from disposition of assets	—	144	18,417	—	18,561
Net cash (used in) provided by investing activities	(9,756)	(1,576)	27,403	—	16,071
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	—	(446)	—	—	(446)
Repayments on the revolving credit facilities	—	(345,674)	—	—	(345,674)
Borrowings from the revolving credit facilities	—	436,374	—	—	436,374
Payments of principal on mortgage	—	—	(8,370)	—	(8,370)
Payments on capital lease obligations	—	(604)	—	—	(604)
Increase in restricted cash related to the mortgage	—	—	(15,546)	—	(15,546)
Increase in bank overdrafts	—	9,528		—	9,528
Debt financing costs	—	—	(1,683)	—	(1,683)
Net cash provided by (used in) financing activities	—	99,178	(25,599)	—	73,579
Increase in cash	1	2,975	—	—	2,976
Balance, beginning of period	27	4,871	—	—	4,898
Balance, end of period	$28	$7,846	$—	$—	$7,874

Noncash transactions:
Capital leases	$—	$32	$—	$—	$32

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

Overview

Background

We are a leading distributor of building products in the United States. We distribute approximately 10,000 products to more than 11,500 customers through our current network of approximately 50 distribution centers which serve all major metropolitan markets in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 43% of our third quarter of fiscal 2013 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 57% of our third quarter of fiscal 2013 gross sales.

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

Facility Lease Obligation and Related Restructuring

During the second quarter of fiscal 2013, we announced our 2013 restructuring plan (the “2013 restructuring”) which included the realignment of headquarters resources and the strategic review of our distribution centers.  This review resulted in the Company designating five distribution centers to be sold or closed.  These distribution centers were closed or ceased operations during the third quarter of fiscal 2013.  In addition to the 2013 restructuring, we announced during the second quarter of fiscal 2013 that George R. Judd no longer would serve as President and Chief Executive Officer of the Company (the “change in executive leadership”).  In connection with the 2013 restructuring and the change in executive leadership, the Company has recognized severance related charges of $0.4 million, $0.3 million of related stock compensation charges, a $1.4 million facility lease obligation and $0.7 million of other restructuring related charges in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss for the third quarter of fiscal 2013.  During the first nine months of fiscal 2013, we have recognized severance related charges of $4.7 million, $2.7 million of related stock compensation charges, a $1.4 million facility lease obligation and $2.0 million of other restructuring related charges in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss.  In addition we recognized a $1.0 million inventory reserve charge recorded in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss.

During the first quarter of fiscal 2013, we completed the transition of our Fremont, California operation to our new facility in Stockton, California.  We incurred approximately $0.8 million of transition costs related to this move which are recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations in the first nine months of fiscal 2013.

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

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the third quarter of fiscal 2013, the third quarter of fiscal 2012, the first nine months of fiscal 2013, the first nine months of fiscal 2012, fiscal 2012 and fiscal 2011.

	Fiscal Q3 2013	Fiscal Q3 2012	Fiscal 2013 YTD	Fiscal 2012 YTD	Fiscal 2012	Fiscal 2011
	(Dollars in millions) (Unaudited)
Sales by Category
Structural Products	$243	$211	$753	$610	$806	$705
Specialty Products	321	289	925	865	1,114	1,068
Other(1)	(6)	(3)	(12)	(7)	(12)	(18)
Total Sales	$558	$497	$1,666	$1,468	$1,908	$1,755
Sales Variances
Unit Volume $ Change	$60	$(9)	$122	$30	$42	$(52)
Price/Other(1)	1	33	76	74	111	3
Total $ Change	$61	$24	$198	$104	$153	$(49)

Unit Volume % Change	11.9%	(1.9)%	8.3%	2.2%	2.3%	(2.8)%
Price/Other(1)	.4%	7.0%	5.2%	5.4%	6.4%	0.1%
Total % Change	12.3%	5.1%	13.5%	7.6%	8.7%	(2.7)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, in each case for the third quarter of fiscal 2013, the third quarter of fiscal 2012, the first nine months of fiscal 2013, the first nine months of fiscal 2012, fiscal 2012 and fiscal 2011.

	Fiscal Q3 2013	Fiscal Q3 2012	Fiscal 2013 YTD	Fiscal 2012 YTD	Fiscal 2012	Fiscal 2011
Gross Margin $’s by	(Dollars in millions) (Unaudited)
Category
Structural Products	$18	$21	$49	$59	$77	$65
Specialty Products	39	38	119	113	146	137
Other (1)	5	2	6	6	7	8
Total Gross Margin $’s	$62	$61	$174	$178	$230	$210
Gross Margin %’s by Category
Structural Products	7.4%	10.0%	6.5%	9.7%	9.6%	9.2%
Specialty Products	12.1%	13.1%	12.9%	13.1%	13.1%	12.8%
Total Gross Margin %’s	11.2%	12.2%	10.5%	12.1%	12.1%	12.0%
Unit Volume Change by Product
Structural Products	14.2%	(3.3)%	10.7%	2.1%	1.4%	(15.1)%
Specialty Products	10.2%	(1.0)%	6.5%	2.2%	2.9%	7.4%
Total Change in Unit Volume %’s	11.9%	(1.9)%	8.3%	2.2%	2.3%	(2.8)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the third quarter of fiscal 2013, the third quarter of fiscal 2012, the first nine months of fiscal 2013, the first nine months of fiscal 2012, fiscal 2012 and fiscal 2011.

	Fiscal Q3 2013	Fiscal Q3 2012	Fiscal 2013 YTD	Fiscal 2012 YTD	Fiscal 2012	Fiscal 2011
	(Dollars in millions) (Unaudited)

Sales by Channel
Warehouse/Reload	$463	$403	$1,361	$1,177	$1,534	$1,397
Direct	101	97	317	298	386	376
Other(1)	(6)	(3)	(12)	(7)	(12)	(18)
Total	$558	$497	$1,666	$1,468	$1,908	$1,755
Gross Margin by Channel
Warehouse/Reload	$51	$53	$149	$153	$199	$179
Direct	6	6	19	19	24	23
Other(1)	5	2	6	6	7	8
Total	$62	$61	$174	$178	$230	$210
Gross Margin % by Channel
Warehouse/Reload	11.0%	13.2%	10.9%	13.0%	13.0%	12.8%
Direct	5.9%	6.2%	6.0%	6.4%	6.2%	6.1%
Total	11.2%	12.2%	10.5%	12.1%	12.1%	12.0%

(1) “Other” includes unallocated allowances and adjustments.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to the end of the calendar year.  Fiscal year 2013 contains 53 weeks and fiscal year 2012 contained 52 weeks.

Results of Operations

Third Quarter of Fiscal 2013 Compared to Third Quarter of Fiscal 2012

The following table sets forth our results of operations for the third quarter of fiscal 2013 and third quarter of fiscal 2012.

	Third Quarter of Fiscal 2013	% of Net Sales	Third Quarter of Fiscal 2012	% of Net Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$557,952	100.0%	$496,810	100.0%
Gross profit	62,492	11.2%	60,531	12.2%
Selling, general, and administrative	57,255	10.3%	48,156	9.7%
Depreciation and amortization	2,144	0.4%	2,106	0.4%
Operating income	3,093	0.6%	10,269	2.1%
Interest expense	6,918	1.2%	7,294	1.5%
Other expense (income), net	17	0.0%	(16)	0.0%
(Loss) income before benefit from income taxes	(3,842)	(0.7)%	2,991	0.6%
Benefit from income taxes	(636)	(0.1)%	(77)	0.0%
Net (loss) income	$(3,206)	(0.6)%	$3,068	0.6%

Net sales.  For the third quarter of fiscal 2013, net sales increased by 12.3%, or $61.1 million, to $558.0 million.  Sales during the quarter were positively impacted by an increase in demand.  Structural sales increased by $31.8 million, or 15.1%, compared to the third quarter of fiscal 2012, primarily due to an increase in unit volumes of 14.2% and an increase in structural product prices of 0.9%.  Specialty sales increased by $31.7 million, or 11.0% from a year ago, primarily as a result of an increase in specialty unit volumes of 10.2% and an increase in specialty product prices of 0.8%.

Gross profit.  Gross profit for the third quarter of fiscal 2013 was $62.5 million, or 11.2% of sales, compared to $60.5 million, or 12.2% of sales, in the prior year period. The increase in gross profit dollars compared to the third quarter of fiscal 2012 was driven by an increase in volume partially offset by an unfavorable variance in our gross margin percentage.   Our overall gross margin percentage was lower due to a greater percentage of our sales being comprised of lower gross margin structural products coupled with a highly competitive pricing environment. In addition, we experienced lower margin sales as we sold through inventory at the five distribution centers we closed during the third quarter of fiscal 2013.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses were $57.3 million, or 10.3% of net sales, for the third quarter of fiscal 2013, compared to $48.2 million, or 9.7% of net sales, a $9.1 million increase compared to the third quarter of fiscal 2012.  This increase in selling, general, and administrative expenses primarily was due to a reduction in real estate related gains, which were $3.7 million during the third quarter of fiscal 2013 compared to $9.2 million during the third quarter of fiscal 2012.  In addition, there were $2.8 million of restructuring charges associated with the 2013 restructuring recorded during the third quarter of fiscal 2013.  Variable costs such as payroll related costs, third party freight and third party handling and storage also increased due to an increase in unit volume of 11.9%.

Depreciation and amortization. Depreciation and amortization expense totaled $2.1 million for the third quarter of fiscal 2013 and the third quarter of fiscal 2012.

Operating  income. Operating income for the third quarter of fiscal 2013 was $3.1 million, or 0.6% of sales, compared to operating income of $10.3 million, or 2.1% of sales, in the third quarter of fiscal 2012, reflecting an increase in selling, general, and administrative expense of $9.1 million offset by an increase in gross profit dollars of $2.0 million.

Interest expense. Interest expense totaled $6.9 million for the third quarter of fiscal 2013 compared to $7.3 million for the third quarter of fiscal 2012.  The $0.4 million decrease is largely due to a $0.6 million decrease in interest expense incurred on our mortgage as a result of principal reductions and a $0.2 million decrease in amortization of debt fees partially offset by a $0.4 million increase in interest expense incurred on our revolving credit facilities.  Interest expense included $0.7 million of debt issue cost amortization for the third quarter of fiscal 2013 and $0.9 million for the third quarter of fiscal 2012.  During the third quarter of fiscal 2013, interest expense related to our revolving credit facilities and mortgage was $3.0 million and $3.2 million, respectively.  During the third quarter of fiscal 2012, interest expense related to our revolving credit facilities and mortgage was $2.6 million and $3.8 million, respectively. See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

Benefit from income taxes. The effective tax rate was 16.6% and (2.6)% for the third quarter of fiscal 2013 and the third quarter of fiscal 2012, respectively.  The unusual effective tax rate in both periods is primarily driven by a full valuation allowance recorded against our year to date federal and state tax benefit.  In addition, we recorded tax expense related to gross receipts, Canadian and certain state taxes. Also, during the third quarter of fiscal 2013, we allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded related to the pension plan, which resulted in a higher tax benefit to continuing operations. Finally, during the third quarter of fiscal 2013, we recorded a benefit related to the reversal of a $0.6 million reserve for an uncertain tax position due to the expiration of the statute of limitations.

Net income (loss).   Net loss for the third quarter of fiscal 2013 was $3.2 million compared to net income of $3.1 million for the third quarter of fiscal 2012 as a result of the above factors.

On a per-share basis, basic and diluted (loss) income applicable to common stockholders for the third quarter of fiscal 2013 and for the third quarter of fiscal 2012 was ($0.04) and $ 0.04 , respectively.  On March 27, 2013, we completed a rights offering (the “2013 Rights Offering”) of common stock to our stockholders at a subscription price that was lower than the market price of our common stock. The 2013 Rights Offering was deemed to contain a bonus element that is similar to a stock dividend requiring us to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0894.  Weighted average shares for the quarter ended September 29, 2012 prior to giving effect to the 2013 Rights Offering were 60,098,691 and were 65,472,685 after application of the adjustment factor of 1.0894.

First Nine Months of Fiscal 2013 Compared to First Nine Months of Fiscal 2012

The following table sets forth our results of operations for the first nine months of fiscal 2013 and the first nine months of fiscal 2012.

	First Nine Months of Fiscal 2013	% of Net Sales	First Nine Months of Fiscal 2012	% of Net Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$1,665,697	100.0%	$1,467,544	100.0%
Gross profit	174,134	10.5%	177,951	12.1%
Selling, general, and administrative	185,184	11.1%	161,358	11.0%
Depreciation and amortization	6,547	0.4%	6,553	0.4%
Operating (loss) income	(17,597)	(1.1)%	10,040	0.7%
Interest expense	21,026	1.3%	21,401	1.5%
Other expense (income), net	252	0.0%	(29)	(0.0)%
Loss before (benefit from) provision for income taxes	(38,875)	(2.3)%	(11,332)	(0.8)%
(Benefit from) provision for income taxes	(714)	0.0%	325	0.0%
Net loss	$(38,161)	(2.3)%	$(11,657)	(0.8)%

Net sales.  For the first nine months of fiscal 2013, net sales increased by 13.5%, or $198.2 million, to $1.7 billion.  Sales during the period were positively impacted by an increase in demand.  Specialty sales increased by $60.1 million, or 7.0% compared to the first nine months of fiscal 2012, reflecting a 6.6% increase in unit volume and a 0.4% increase in prices.  Structural sales increased by $143.2 million, or 23.5%, from a year ago, primarily due to a 10.7% increase in unit volume and a 12.8% increase in product prices.

Gross profit. Gross profit for the first nine months of fiscal 2013 was $174.1 million, or 10.5% of sales, compared to $178 million, or 12.1% of sales, in the prior year period. The decrease in gross profit dollars compared to the first nine months of fiscal 2012 was driven by an unfavorable variance in our gross margin percentage.  Structural product prices have increased, when compared to the prior period, which resulted in an increase in revenue.  However, we experienced a decline during the second quarter of fiscal 2013 in the market prices of lumber, OSB and plywood.  The decline in market prices negatively impacted our gross margin percentage as we sold through the affected inventory.  In addition, the overall gross margin percentage was lower due to a greater percentage of our sales being comprised of lower gross margin structural products.

Selling, general, and administrative.  Selling, general, and administrative expenses for the first nine months of fiscal 2013 were $185.2 million, or 11.1% of net sales, compared to $161.4 million, or 11.0% of net sales, during the first nine months of fiscal 2012.  The increase in selling, general, and administrative expenses primarily was due to $11.0 million of restructuring and other charges associated with the 2013 restructuring and the change in executive leadership.  Also contributing to the increase was a reduction in real estate related gains, which were $3.9 million in the first nine months of fiscal 2013 as compared to real estate related gains of $10.2 million in the first nine months of fiscal 2012. In addition, variable costs such as payroll related costs, third party freight and operating supplies increased due to an increase in unit volume of 8.3%.

Depreciation and amortization. Depreciation and amortization expense totaled $6.5 million for the first nine months of fiscal 2013, and $6.6 million for the first nine months of fiscal 2012.

Operating (loss) income. Operating (loss) income for the first nine months of fiscal 2013 was ($17.6) million compared to $10.0 million in the prior year period.  The change in operating loss reflects a $3.8 million decrease in gross profit and an increase in selling, general and administrative expenses of $23.8 million.

Interest expense. Interest expense totaled $21.0 million for the first nine months of fiscal 2013 compared to $21.4 million for the first nine months of fiscal 2012. The $0.4 million decrease largely is due to a $1.6 million decrease in interest expense incurred on our mortgage as a result of principal reductions, a $0.4 million decrease in amortization of debt fees partially offset by a $1.4 million increase in interest expense incurred on our revolving credit facilities.  Interest expense included $2.4 million and $1.9 million of debt issue cost amortization for the first nine months of fiscal 2013 and for the first nine months of fiscal 2012, respectively.  Interest expense for the first nine months of fiscal 2013 also included the write-off of $0.1 million in previously capitalized debt fees related to the amendment of our U.S. revolving credit facility.  During the first nine months of fiscal 2013, interest expense related to our revolving credit facilities and mortgage was $8.6 million and $9.7 million, respectively.  During the first nine months of fiscal 2012, interest expense related to our revolving credit facility and mortgage was $7.2 million and $11.3 million, respectively.  See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

(Benefit from) provision for income taxes. The effective tax rate was 1.8% and (2.9)% for the first nine months of fiscal 2013 and the first nine months of fiscal 2012, respectively. The unusual effective tax rate in both periods is primarily driven by a full valuation allowance recorded against our year to date federal and state tax benefit.  In addition, we recorded tax expense related to gross receipts, Canadian and certain state taxes. Also, during the first nine months of fiscal 2013, we allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded related to the pension plan, which resulted in a tax benefit to continuing operations. Finally, during the third quarter of fiscal 2013, we recorded a benefit related to the reversal of a $0.6 million reserve for an uncertain tax position due to the expiration of the statute of limitations.

Net loss. Net loss for the first nine months of fiscal 2013 was $38.2 million compared to a net loss of $11.7 million for the first nine months of fiscal 2012 as a result of the above factors.

On a per-share basis, basic and diluted loss per share applicable to common stockholders for the first nine months of fiscal 2013 and for the first nine months of fiscal 2012 were $0.49 and $0.18, respectively.  Weighted average shares for the nine months ended September 29, 2012 prior to giving effect to the 2013 Rights Offering were 60,066,595 and were 65,437,719 after application of the adjustment factor of 1.0894.

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

Liquidity and Capital Resources

We depend on cash flows from operations and funds available under our revolving credit facilities to finance working capital needs and capital expenditures. We had approximately $91.3 million of excess availability ($50.8 million above the minimum required) under our U.S. revolving credit facility agreement (the “U.S. revolving credit facility”) and $1.2 million under our Canadian revolving credit facility agreement (the “Canadian revolving credit facility”), described further below, as of September 28, 2013. We had approximately $86.0 million of excess availability under our U.S. revolving credit facility and $2.0 million under our Canadian revolving credit facility as of December 29, 2012.  As of September 28, 2013, under our amended U.S. revolving credit facility, we are required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $31.8 million or the amount equal to 12.5% of the lesser of the borrowing base or $447.5 million (the “Excess Availability Threshold”).  If we fail to maintain this minimum excess availability, the U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.  In the event that excess availability falls below $37.1 million or the amount equal to 15% of the lesser of the borrowing base or $447.5 million, the U.S. revolving credit facility gives the lenders the right, but not the obligation, to dominion over our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  For additional information regarding our financial covenants under our revolving credit facilities, see “Debt and Credit Sources” below and the risk factor “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” set forth under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, as filed with the SEC.

On March 27, 2013, we concluded the 2013 Rights Offering.  The 2013 Rights Offering was fully subscribed and resulted in net proceeds of approximately $38.6 million.  We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

Excess availability may decrease while our industry and the Company continue to participate in the recovery of the housing market. However, we believe that the amounts available from our revolving credit facilities and other sources will be sufficient to fund our routine operations and capital requirements for the next 12 months.

We may elect to selectively pursue acquisitions. Accordingly, depending on the nature of the acquisition, we may use cash or stock, or a combination of both, as acquisition currency. Our cash requirements may significantly increase and incremental cash expenditures may be required in connection with the integration of the acquired company’s business and to pay fees and expenses in connection with any acquisitions. To the extent that significant amounts of cash are expended in connection with acquisitions, our liquidity position may be adversely impacted. In addition, there can be no assurance that we will be successful in completing or integrating acquisitions in the future. For a discussion of the risks associated with acquisitions, see the risk factor “Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows” set forth under Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, as filed with the SEC.

The following tables indicate our working capital and cash flows for the periods indicated.

	September 28, 2013	December 29, 2012
	(Dollars in thousands)
	(Unaudited)
Working capital	$292,835	$272,403

	Period from December 30, 2012 to September 28, 2013	Period from January 1, 2012 to September 29, 2012
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(70,794)	$(86,674)
Cash flows provided by in investing activities	4,068	16,071
Cash flows provided by financing activities	68,407	73,579

Working Capital

Working capital increased by $20.4 million to $292.8 million at September 28, 2013 from $272.4 million at December 29, 2012.  The increase in working capital is primarily attributable to increases in inventory of $29.7 million, receivables of $50.5 million, other current assets of $10.3 million, cash of $1.7 million and a decrease in bank overdrafts of $14.9 million.  We increased inventory levels to meet current demand and the increase in accounts receivable is due to an increase in demand and seasonal payment patterns.  The increase in other current assets primarily relates to an increase in restricted cash related to the mortgage in connection with the sale of the Denver, Colorado sales center.   These changes were partially offset by increases in accounts payable of $31.6 million , increased net borrowings on the current portion of our revolving credit facilities of $49.4 million as we purchased more products to meet existing demand and an increase in other current liabilities of $4.5 million.

Operating Activities

During the first nine months of fiscal 2013, cash flows used in operating activities totaled $(70.8) million.  The primary drivers of cash flow used in operations were increases in accounts receivable of $50.5 million reflecting increased revenue resulting from an increase in demand and seasonal payment patterns, an increase in inventories of $29.7 million due to an increase in purchases to meet increased demand and a net loss, as adjusted for non-cash charges, of $21.3 million.  These cash outflows were offset by an increase in accounts payable related to operating activities of $31.6 million due to an increase in purchase volume associated with increased demand.

      During the first nine months of fiscal 2012, cash flows used in operating activities totaled $86.7 million.  The primary drivers of cash flow used in operations were increases in accounts receivable of $52.9 million due to increased sales volume primarily due to increased demand and the effect of seasonal payment patterns, an increase in inventories of $34.7 million due to an increase in purchases to meet current demand and a net loss, adjusted for non-cash charges, of $10.4 million.  In addition, we made certain payments totaling $5.9 million related to the modification of the lease agreement for our corporate headquarters.  These cash outflows were offset by an increase in accounts payable of $12.8 million due to an increase in purchase volume associated with the increased demand.

Investing Activities

During the first nine months of fiscal 2013 and fiscal 2012, cash flows provided  by investing activities totaled $4.1 million and $16.1 million, respectively.

During the first nine months of fiscal 2013 and fiscal 2012, our expenditures for property and equipment were $4.0 million and $2.5 million, respectively.  During the first nine months of fiscal 2013, we purchased additional space for our distribution center in Elkhart, Indiana, which included both land and a building and resulted in a capital expenditure of approximately $1.0 million. The remaining capital expenditures in 2013 primarily relate to normal replenishment. The capital expenditures in 2012 primarily relate to normal replenishment.  The majority of our capital expenditures for fiscal 2013 and 2012 have been and likely will continue to be paid from our revolving credit facility. We intend to purchase an additional 50 tractors to replenish the fleet during the fourth quarter of fiscal 2013 and anticipate financing these tractors with a third party leasing company.

Proceeds from the disposition of property totaled $8.1 million and $18.6 million for the first nine months of fiscal 2013 and the first nine months of fiscal 2012, respectively.  The proceeds from disposition of assets in the first nine months of fiscal 2013 were primarily related to the sale of the Denver, Colorado sales center and certain pieces of equipment.  The proceeds from disposition of assets in the first nine months of fiscal 2012 were primarily related to the sale of certain real properties.

Financing Activities

Net cash provided by financing activities was $68.4 million and $73.6 million during the first nine months of fiscal 2013 and the first nine months of fiscal 2012, respectively.  The net cash provided by financing activities in the first nine months of fiscal 2013 primarily reflected a net increase in the balance of our revolving credit facility of $68.0 million and net proceeds from the 2013 Rights Offering of $38.7 million.  These increases were partially offset by a decrease in bank overdrafts of $14.9 million, increases in our restricted cash related to the mortgage of $9.0 million, payments of principal on the mortgage of $7.6 million and cash paid for debt financing costs of $2.9 million. The net cash provided by financing activities in the first nine months of fiscal 2012 primarily reflected an increase in the balance of our revolving credit facility of $90.7 million and an increase in bank overdrafts of $9.5 million.  Partially offsetting these cash inflows were increases in our restricted cash related to the mortgage of $15.5 million, $8.4 million of principal payments on our mortgage and $1.7 million of cash paid for debit financing costs.

Debt and Credit Sources

Our U.S. revolving credit facility is with several lenders including Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, dated August 4, 2006, as amended.  The U.S. revolving credit facility has a final maturity of April 15, 2016 and maximum available credit of $447.5 million.  The U.S. revolving credit facility also includes an additional $75 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $522.5 million.

On June 28, 2013, we entered into an amendment to our U.S. revolving credit facility, which became effective on that date and pursuant to which certain components of the borrowing base calculation and excess liquidity calculation were adjusted. The most significant of the changes included in the amendment is the addition of PNC Bank, National Association as a lender and their additional loan commitment of $25.0 million, which increased the maximum availability under the U.S. revolving credit facility to $447.5 million.  The terms of this amended agreement are described below.  In conjunction with this amendment, we incurred $0.1 million of debt fees that were capitalized and are being amortized over the amended debt term.

On March 29, 2013, we entered into an amendment to our U.S. revolving credit facility, which became effective on that date and pursuant to which certain components of the borrowing base calculation and excess liquidity calculation were adjusted.  The most significant of the changes included in the amendment are extending the final maturity of our U.S. revolving credit facility, increasing the maximum available credit under the facility and adjusting the excess availability threshold calculation.  In conjunction with this amendment, we incurred $2.8 million of debt fees that were capitalized and are being amortized over the amended debt term.

On March 27, 2013, we concluded the 2013 Rights Offering.  The 2013 Rights Offering was fully subscribed and resulted in net proceeds of approximately $38.6 million.  We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

As of September 28, 2013, we had outstanding borrowings of $234.8 million and excess availability of $91.3 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.8% at September 28, 2013.  As of December 29, 2012, we had outstanding borrowings of $169.5 million and excess availability of $86.0 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.1% at December 29, 2012.  As of September 28, 2013 and December 29, 2012, we had outstanding letters of credit totaling $4.5 million for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations.  The $4.5 million in outstanding letters of credit as of September 28, 2013 does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of September 28, 2013, our U.S. revolving credit facility, as amended, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the Excess Availability Threshold.  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of September 28, 2013 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest level of fiscal month-end availability in the last three years as of September 28, 2013 was $79.1 million.  We do not anticipate our excess availability in fiscal 2013 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

 In the event that excess availability falls below $37.1 million or the amount equal to 15% of the lesser of the borrowing base or $447.5 million, the U.S. revolving credit facility gives the lenders the right to dominion over our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  In addition, we would be required to maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts.  Our amended U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

Our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) has a revolving credit agreement (the “Canadian revolving credit facility”) with Canadian Imperial Bank of Commerce (as successor to CIBC Asset-Based Lending Inc.) and the other signatories thereto, as lender, administrative agent and collateral agent, dated August 12, 2011, as amended.

On August 16, 2013, we entered into an amendment to our Canadian revolving credit facility, which became effective on that date.  The Amendment modifies the maturity date under the Credit Agreement to the earlier of (i) August 12, 2016 or the (ii) maturity date of the U.S. revolving credit facility.  All other terms of the Canadian revolving credit facility remain the same.

As of September 28, 2013, we had outstanding borrowings of $4.6 million and excess availability of $1.2 million under the terms of our Canadian revolving credit facility.  As of December 29, 2012, we had outstanding borrowings of $1.9 million and excess availability of $2.0 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at September 28, 2013 and December 29, 2012.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of September 28, 2013 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under this facility.

On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  We are required to transfer funds under the terms of the mortgage that are held as collateral.  We expect to transfer approximately $13.3 million as collateral during the next twelve month period.  Approximately $10.0 million will be released from escrow to us on a quarterly basis for operational uses as indicated in the amendment.  As part of the September 2012 amendment to the mortgage, on a quarterly basis, additional funds held as collateral under the mortgage agreement were to be used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, will be released to the Company on the last business day of each calendar quarter through the second quarter of 2014.  All funds released pursuant to these provisions may only be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.  In conjunction with the modification of our mortgage agreement we incurred approximately $0.3 million in debt fees that were capitalized and are being amortized over the remaining term of the mortgage.  As of September 28, 2013 and December 29, 2012, the balance on our mortgage loan was $198.4 million and $206.0 million, respectively.

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed above or in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

New Accounting Standards

In the first quarter of fiscal 2013, the Financial Accounting Standards Board issued an amendment to previously issued guidance which requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). The update also requires companies to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period, companies must cross-reference in a note to other required disclosures. The amendments are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted this guidance during the first quarter of fiscal 2013, refer to Note 12 of the Notes to Consolidated Financial Statements for the required disclosures.

There were no other accounting pronouncements adopted during the first nine months of fiscal 2013 that had a material impact on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the third quarter of fiscal 2013, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ITEM 1A. RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 as filed with the SEC.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
The First Amending Agreement dated August 16, 2013, to the Credit Agreement by and between BlueLinx Canada and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2013).

10.2	BlueLinx Holdings Inc. Second Half Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 23, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).*

*
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

BlueLinx Holdings Inc.
(Registrant)
Date: October 31, 2013	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10.1
The First Amending Agreement dated August 16, 2013, to the Credit Agreement by and between BlueLinx Canada and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2013).

10.2	BlueLinx Holdings Inc. Second Half Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 23, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly and nine months period ended September 28, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

