Form 10-K
period 2014-01-04
BlueLinx Holdings Inc.
filed 2014-02-24
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 4, 2014
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2013 was $54,108,842, based on the closing price on the New York Stock Exchange of $2.15 per share on June 28, 2013.

As of February 24, 2014, the registrant had 87,621,553  shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference to the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 4, 2014.

BLUELINX HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal year ended January 4, 2014

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

PART I

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us” and “our” refer to BlueLinx Holdings Inc. and its subsidiaries. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating company” when necessary. Reference to “fiscal 2013” refers to the 53-week period ended January 4, 2014.  Reference to “fiscal 2012” refers to the 52-week period ended December 29, 2012.  Reference to “fiscal 2011” refers to the 52-week period ended December 31, 2011.

ITEM 1. BUSINESS.

Company Overview

BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation, is a leading distributor of building products in North America. We operate in all of the major metropolitan areas in the United States (“U.S.”) and, as of January 4, 2014, we distributed approximately 10,000 products from over 750 suppliers to service approximately 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of approximately 50 distribution centers.

We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 44%, 42% and 39% of our fiscal 2013, fiscal 2012 and fiscal 2011 gross sales, respectively, include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Specialty products, which represented approximately 56%, 58% and 61% of our fiscal 2013, fiscal 2012 and fiscal 2011 gross sales, respectively, include roofing, insulation, specialty panels, moulding, engineered wood products, vinyl products (used primarily in siding), outdoor living and metal products (excluding rebar and remesh).

Our customers include building materials dealers, industrial users of building products, manufactured housing builders and home improvement centers. We purchase products from over 750 suppliers and serve as a national distributor for a number of our suppliers. We distribute products through our owned and leased fleet of over 480 trucks and over 700 trailers, as well as by common carrier.

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

Products and Services

As of January 4, 2014, we distributed approximately 10,000 different structural and specialty products to approximately 11,500 customers nationwide. Our structural products are primarily used for structural support, walls, flooring and roofing in construction projects. Additional end uses of our structural products include outdoor decks, sheathing, crates and boxes. Our specialty products include engineered lumber, roofing, insulation, metal products (excluding rebar and remesh), vinyl products (used primarily in siding), moulding, outdoor living and particle board. In some cases, these products are branded by us. None of our customers individually constitute more than 10% of fiscal 2013 sales.

We also provide a wide range of value-added services and solutions to our customers and suppliers including:

●	providing “less-than-truckload” delivery services;

●	pre-negotiated program pricing plans;

●	inventory stocking;

●	automated order processing through an electronic data interchange, or “EDI”, that provides a direct link between us and our customers;

●	inter-modal distribution services, including railcar unloading and cargo reloading onto customers’ trucks; and

●	back-haul services, when otherwise empty trucks are returning from customer deliveries.

Distribution Channels

We sell products through three main distribution channels:

Warehouse Sales

Warehouse sales are delivered from our warehouses to dealers, home improvement centers and industrial users. We deliver products primarily using our fleet of over 480 trucks and over 700 trailers, but also occasionally use common carriers for peak load flexibility. We operate in all of the major metropolitan areas in the U.S. through our network of approximately 50 distribution centers. The warehouses from which we operate have approximately 9.5 million square feet of space under roof, plus significant outdoor storage space. Warehouse sales accounted for approximately 71% of our fiscal 2013 and fiscal 2012 gross sales.

Reload Sales

Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product in order to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be uneconomical to service from our warehouses and to distribute large volumes of imported products from port facilities. Reload sales accounted for approximately 10% and 9% of our gross sales in fiscal 2013 and fiscal 2012, respectively.

Direct Sales

Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 19% and 20% of our fiscal 2013 and fiscal 2012 gross sales, respectively.

Customers

As of January 4, 2014, our customer base included approximately 11,500 customers across multiple market segments and various end-use markets, including the following types of customers:

●	building materials dealers;

●	industrial users of building products;

●	manufactured housing builders; and

●	home improvement centers.

None of these customers individually constitute more than 10% of fiscal 2013 sales.

Sales and Marketing

Our sales efforts are directed primarily through our sales force of approximately 450 sales representatives, of which approximately 275 are primarily located at our two sales centers in Denver and Atlanta and inside various branch locations. Within these sales centers, our sales representatives interact with our customers over the telephone. The remaining sales representatives are located throughout the country and are responsible for maintaining a local dialogue with our customers, including making frequent, in-person visits.

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

Suppliers

As of January 4, 2014, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts, freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, and consigned inventory.

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

Our two largest competitors are Boise Cascade Company and Weyerhaeuser Company.  Most major markets are served by at least one of these distributors.

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

Trademarks

As of January 4, 2014, we had 43 U.S. trademark applications and registrations, one issued U.S. patent and one Canadian trademark registration. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic. Registrations of trademarks generally can be renewed indefinitely as long as the trademarks are in use. We do not believe our business is dependent on any one of our trademarks or on our patent.

Employees

As of January 4, 2014, we employed approximately 1,700 persons on a full-time basis. Approximately 33% of our employees were represented by various labor unions.  As of January 4, 2014, we had 36 collective bargaining agreements, of which 5, covering approximately 58 total employees, are up for renewal in fiscal 2014.  We consider our relationship with our employees generally to be good.

Executive Officers

The following table contains the name, age and position with our Company of each of our current executive officers as of February 24, 2014.

Name	Age	Position
Mitchell B. Lewis	51	President, Chief Executive Officer and Director (since January 20, 2014)
H. Douglas Goforth	50	Chief Financial Officer and Treasurer (since 2008) and Principal Accounting Officer (since January 2014)
Sara E. Epstein	36	Vice President, General Counsel and Corporate Secretary (since February 2013)
Robert P. McKagen	54	Senior Vice President, Sales and Operations (since 2012)

Mitchell B. Lewis has served as our President and Chief Executive Officer, and as a Director of BlueLinx Holdings Inc. effective as of January 20, 2014. Mr. Lewis has held numerous leadership positions in the building products industry since 1992. Mr. Lewis served as a director and as President and Chief Executive Officer of Euramax Holdings, Inc. from February 2008 through November 2013. Mr. Lewis also served as chief operating officer in 2005, executive vice president in 2002, and group vice president in 1997 of Euramax Holdings, Inc. and its predecessor companies. Prior to being appointed group vice president, Mr. Lewis served as president of Amerimax Building Products, Inc. Prior to 1992, Mr. Lewis served as corporate counsel with Alumax Inc. and practiced law with Alston & Bird LLP, specializing in mergers and acquisitions.

H. Douglas Goforth has served as our Senior Vice President, Chief Financial Officer and Treasurer since February 2008. He has served as our Principal Accounting Officer since January 2014. From November 2006 until February 2008, Mr. Goforth served as Vice President and Corporate Controller for Armor Holdings Inc. which was acquired by BAE Systems in July 2007. Previously he served as Corporate Controller for BlueLinx from May 2004 until October 2006, where he played a key role in our 2004 IPO. From 2002 until 2004, he served as Controller for the Distribution Division of Georgia-Pacific Corporation. Mr. Goforth has 25 years of combined accounting, finance, treasury, acquisition and management experience with leading distribution and manufacturing companies including Mitsubishi Wireless Communications, Inc., Yamaha Motor Manufacturing, Inc. and Ingersoll-Rand. Mr. Goforth is a North Carolina State Board Certified Public Accountant and earned a Bachelor of Science in Accounting from Mars Hill College in North Carolina.

Sara E. Epstein has served as our Vice President, General Counsel and Corporate Secretary since February 2013, and our Senior Counsel and Corporate Secretary since March 2010. Prior to joining us, Ms. Epstein was an attorney with Jones Day. Ms. Epstein received a Juris Doctor degree from Tulane University and a Bachelor of Arts degree from Tufts University.

Robert P. McKagen has served as our Senior Vice President of Sales and Operations since 2012. He served as our Vice President Supply Chain from 2009 through 2011 and our Regional Vice President of the South Region from the Company’s inception in 2001 through 2009. Mr. McKagen has nearly 29 years of industry experience. Prior to working at BlueLinx, Mr. McKagen worked at the Division from 1985 through 2001 in a wide range of roles, including inside sales, outside sales, branch manager, regional commodity manager, and general manager. He received a Bachelor in Business Administration from Florida Atlantic University.
7

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

We are also subject to the requirements of the U.S. Department of Labor Occupational Safety and Health Administration, or “OSHA”. In order to maintain compliance with applicable OSHA requirements, we have established uniform safety and compliance procedures for our operations and implemented measures to prevent workplace injuries.

The U.S. Department of Transportation, or “DOT”, regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation.

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

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include general economic conditions, employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence. The overall housing market and the economy have been improving; however, the U.S. residential construction market has suffered from a multi-year downturn that was one of the most severe housing downturns in United States history. While there have been signs of improvement in the U.S. economy generally, and in the residential housing market in particular, it is unclear if and to what extent the residential construction market will continue to improve during fiscal 2014.

Our results of operations were adversely affected by the severe downturn in new housing activity in the United States, and, while recently improving, any slowdown in the current recovery or any future downturns in the markets that we serve or in the economy generally will have a material adverse effect on our operating results, liquidity and financial condition. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to future downturns in the economy in general, and in the residential housing market in particular, will be successful.

A significant portion of our sales are on credit to our customers. Material changes in their credit worthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. Market disruptions could cause economic downturns, which may lead to lower demand for our products and increased incidence of customers’ inability to pay their accounts. Bankruptcies by our customers may cause us to incur bad debt expense at levels higher than historically experienced. In fiscal 2013, approximately 0.1% in bad debt expense to total net sales was incurred related to credit sales. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial position becomes impaired, it could have a significant impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity. In addition, certain of our suppliers potentially may be impacted as well, causing disruption or delay of product availability. These events would adversely impact our results of operations, cash flows and financial position.

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness or to maintain our required level of excess liquidity.

We have a substantial amount of debt. As of January 4, 2014, we had outstanding borrowings of $207.9 million and excess availability of $44.5 million under the terms of our U.S. revolving credit facility (the “U.S. revolving credit facility”), outstanding borrowings of $3.3 million and excess availability of $1.3 million under our Canadian revolving credit facility (the “Canadian revolving credit facility”) and outstanding letters of credit totaling $3.6 million. As of January 4, 2014, the principal amount outstanding on our mortgage loan with the German American Capital Corporation was $186.9 million.

Our substantial debt could have important consequences to you. For example, it could:

●	make it difficult for us to satisfy our debt obligations;

●	make us more vulnerable to general adverse economic and industry conditions;
9

●
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements as our excess liquidity likely will decrease while our industry and our Company continues its recovery from the historic housing market downturn;

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

Our revolving credit facilities and mortgage loan contain various restrictive covenants and restrictions, including financial covenants customary for asset-based loans that limit management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

●	incur additional debt;

●	grant liens on assets;

●	make investments, including capital expenditures;
10

●	sell or acquire assets outside the ordinary course of business;

●	engage in transactions with affiliates; and

●	make fundamental business changes.

As of January 4, 2014, the U.S. revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $31.8 million or the amount equal to 12.5% of the lesser of the borrowing base or $447.5 million (the “Excess Availability Threshold”).  If we fail to maintain this minimum excess availability, the U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.  In the event that excess availability falls below $37.1 million or the amount equal to 15% of the lesser of the borrowing base or $447.5 million, the U.S. revolving credit facility gives the lenders the right, but not the obligation, to dominion over our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.

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

Although we have made progress in diversifying our supplier base, we are still dependent on several large suppliers for a significant percentage of our products. Purchases in fiscal 2013 from the five largest suppliers were approximately 26% in the aggregate. None of these suppliers individually constitute more than 10% of our product purchases.

Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could put pressure on our gross margins or have a material adverse effect on our financial condition, operating results, and cash flows.

The market for our private label products may not develop as anticipated, and we may have problems in the supply chain for these products.

We have been increasing the number of private label products that we offer to our customers. Private label products are those that are manufactured for us by third parties, but are then branded by us. The market for these products may be slow to develop or may not develop at all if customers prefer to purchase the more commonly recognized “name brand” versions of the same products. These products are manufactured on our behalf by third party suppliers, and we do not directly control the manufacturing process. As a result, while such products must generally meet certain quality standards set by us, it is possible that our results may be negatively impacted if there are defects in the manufacturing process that are not identified prior to our branding of the products and the sale to our customers. Further, problems in the supply chain, including but not limited to manufacturing disruptions, transportation disruptions, or other operational problems for these products may adversely impact our ability to maintain sufficient inventory levels for the private label products.

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
11

Our transportation operations are subject to significant governmental regulation.

We use our own fleet of over 480 tractors and over 700 trailers to service customers throughout the United States. Our transportation operations are subject to the regulatory jurisdiction of the DOT. The DOT has broad administrative powers with respect to our transportation operations.  If we fail to adequately comply with DOT regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased audit and compliance costs. If any of these events were to occur, our results of operations, business, cash flow, and financial condition would be adversely affected.

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
12

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

As of January 4, 2014, approximately 33% of our employees were represented by various labor unions. As of January 4, 2014, we had 36 collective bargaining agreements, of which 5, covering approximately 58 total employees, are up for renewal in fiscal 2014. Although we have generally had good relations with our unionized employees and expect to renew collective bargaining agreements as they expire, no assurances can be provided that we will be able to reach a timely agreement as to the renewal of the agreements, and their expiration or continued work under an expired agreement, as applicable, could result in a work stoppage. In addition, we may become subject to material cost increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our selling, general and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general and administrative expenses. All of these factors could negatively impact our operating results and cash flows.

Increases in the cost of employee benefits, such as pension and other postretirement benefits, could impact our financial results and cash flow.

Unfavorable changes in the cost of our pension retirement benefits and current employees’ medical benefits could materially impact our financial results and cash flow. We sponsor several defined benefit pension plans covering substantially all of our hourly employees. Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates. In addition, the amount and timing of our pension funding obligations can be influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974 (“ERISA”), the Pension Protection Act, Congressional Acts, or other governing bodies.

The Company’s minimum required contribution to the noncontributory defined benefit pension plans (the “hourly pension plan”) for plan year 2012 was $3.2 million.  In an effort to preserve additional cash for operations, we applied for a waiver from the Internal Revenue Service (“IRS”) for our 2012 minimum required contribution.  Although the Company’s outside counsel has been notified by the IRS that its waiver request has been preliminarily approved and that the IRS is in the process of finalizing the waiver request, no assurances can be provided that the waiver request will be granted until the Company receives final approval from the IRS.  If we are granted the requested waiver, our contributions for 2012 will be amortized over the following five years, increasing our future minimum required contributions.

The Company’s minimum required contribution for plan year 2013 was estimated to be $6.0 million, assuming we receive the requested waiver.   During the second quarter of fiscal 2013, we contributed certain qualifying employer real property to the hourly pension plan. The properties, including certain land and buildings, are located in Charleston, S.C. and Buffalo, N.Y., and were valued at approximately $6.8 million by independent appraisals prior to the contribution.  The contribution was recorded by the hourly pension plan at the fair market value of $6.8 million.

We currently are required to make three quarterly cash contributions during fiscal 2014 of $1.5 million each related to our 2014 minimum required contribution.

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

Our operations are subject to federal, state, provincial and local laws, rules and regulations governing the protection of the environment, including, but not limited to, those regulating discharges into the air and water, the use, handling and disposal of hazardous or toxic substances, the management of wastes, the cleanup of contamination and the control of noise and odors. We have made, and will continue to make, expenditures to comply with these requirements. While we believe, based upon current information, that we are in substantial compliance with all applicable environmental laws, rules and regulations, we could be subject to potentially significant fines or penalties for any failure to comply. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at that real property, may be held liable for the cost to investigate or clean up such real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former warehouse facilities, or at a landfill or other location where we have disposed of, or arranged for the disposal of, wastes. G-P has agreed to indemnify us against any claim arising from environmental conditions that existed prior to May 7, 2004 in connection with the properties we acquired when we purchased the assets of the Division. However, any remediation costs either not related to conditions existing prior to May 7, 2004 or on properties acquired after May 7, 2004 may not be covered by indemnification. We also carry environmental insurance, but certain remediation costs may not be covered by insurance. We could also be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations. Increasingly stringent environmental requirements, more aggressive enforcement actions, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

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

Cerberus beneficially owned approximately 54% of our common stock as of January 4, 2014. As a result, Cerberus is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial.

Cerberus is controlled by Cerberus Capital Management. Two of our nine directors are employees of or current advisors to Cerberus Capital Management. Cerberus also has sufficient voting power to amend our organizational documents. The interests of Cerberus may not coincide with the interests of other holders of our common stock. Additionally, Cerberus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In addition, because we are a controlled company within the meaning of the New York Stock Exchange rules, we are exempt from the NYSE requirements that our board be composed of a majority of independent directors, that our compensation committee be composed entirely of independent directors, and that we maintain a nominating/corporate governance committee composed entirely of independent directors.

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

In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware, or the “DGCL”, which also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. Further, certain of our incentive plans provide for vesting of stock options and/or payments to be made to our employees in connection with a change of control, which could discourage, delay or prevent a merger or acquisition at a premium price.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We own 50 warehouse facilities and lease 2 warehouse facilities . Certain of our warehouse facilities have two buildings. For one of these multiple building facilities, one of the buildings is leased and one is owned. The total square footage under roof at our owned warehouses is approximately 9.4 million square feet. Fifty of our owned warehouse facilities secure our mortgage loan.

Our corporate headquarters located at 4300 Wildwood Parkway, Atlanta, Georgia 30339 is approximately 150,000 square feet. During the fourth quarter of fiscal 2007, as part of a restructuring effort, we vacated approximately 100,000 square feet of our corporate headquarters space in the building located at 4100 Wildwood Parkway, Atlanta, Georgia 30339 (the “unoccupied 4100 building”). During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, Georgia related to the unoccupied 4100 building.  This amendment released us from our obligations with respect to this unoccupied space as of January 31, 2012, in exchange for a $5.0 million space remittance fee, which was paid in the first quarter of 2012.  We also paid $0.9 million in the third quarter of fiscal 2012 and paid an additional $0.3 million in the first quarter fiscal 2014 related to contractually obligated tenant improvement reimbursement expense.  The provisions relating to the occupied 4300 building remain unchanged.  Under the existing provisions, the current term of the lease ends on January 31, 2019.  The amendment resulted in a reduction of our restructuring reserve of approximately $2.0 million, with the credit recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations included in “Item 8. Financial Statements and Supplementary Data” during fiscal 2011.

The following table summarizes our real estate facilities including their inside square footage:

Facility Type	Number	Owned Facilities (sq. ft.)	Leased Facilities (sq. ft.)
Office Space(1)	3	—	167,308
Warehouses (2)	52	9,386,755	340,600
TOTAL	55	9,386,755	507,908

(1)	Includes corporate headquarters in Atlanta, the Denver Sales Center and a call center in Vancouver.
(2)
Includes our owned Beaverton, Oregon distribution center (129,389 sq. ft), designated as held for sale during the second quarter of fiscal 2013 and our leased Stockton, California facility, which is being marketed for sublease (120,000 sq. ft).

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our equity securities consist of one class of common stock, that is traded on the New York Stock Exchange under the symbol “BXC”. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as quoted on the New York Stock Exchange:

	High	Low
Fiscal Year Ended January 4, 2014
First Quarter	$3.48	$2.42
Second Quarter	$3.10	$1.90
Third Quarter	$2.29	$1.56
Fourth Quarter	$2.14	$1.57
Fiscal Year Ended December 29, 2012
First Quarter	$2.87	$1.45
Second Quarter	$2.89	$1.96
Third Quarter	$2.72	$1.97
Fourth Quarter	$2.85	$1.83

As of February 24, 2014, there were 45 registered stockholders, and, as of that date we estimate there were approximately 2,200 beneficial owners holding our common stock in nominee or “street” name.

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

Performance Graph

The chart below compares the quarterly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and a peer group index for the period commencing January 3, 2009 and ending January 4, 2014, assuming an investment of $100 and the reinvestment of any dividends.

Our peer group index was selected by us and is comprised of reporting companies with lines of business and product offerings that are comparable to ours and which we believe most accurately represent our business. Our peer group consists of the following companies: Beacon Roofing Supply Inc., Boise Cascade Co. (from February 6, 2013), Builders FirstSource, Inc., Huttig Building Products Inc., Interline Brands Inc. (through September 10, 2012), Universal Forest Products Inc. and Watsco Inc.

Comparison of Cumulative Total Return

Cumulative Total Return
Years Ending

	Base Period
Company Name/Index	01/03/09	01/02/10	01/01/11	12/31/11	12/29/12	01/04/14
BlueLinx Holdings Inc.	$100	$110.36	$145.82	$75.32	$141.10	$111.43
Russell 2000 Index	$100	$125.56	$159.28	$152.63	$173.98	$244.94
Peer Group	$100	$136.78	$165.54	$161.21	$231.08	$295.79

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial data of our Company. The selected financial data for the fiscal years ended January 4, 2014, December 29, 2012, December 31, 2011, January 1, 2011 and  January 2, 2010 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K or from prior financial statements. The following information should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended January 4, 2014	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010
	(In thousands, except per share data)
Statements of Operations Data:
Net sales	$2,151,972	$1,907,842	$1,755,431	$1,804,418	$1,646,108
Cost of sales	1,923,489	1,677,772	1,545,282	1,593,745	1,452,947
Gross profit	228,483	230,070	210,149	210,673	193,161
Operating expenses:
Selling, general and administrative	240,667	215,996	207,857	221,185	210,214
Net gain from terminating the Georgia-Pacific supply agreement	—	—	—	—	(17,772)
Depreciation and amortization	9,117	8,565	10,562	13,365	16,984
Total operating expenses	249,784	224,561	218,419	234,550	209,426
Operating (loss) income	(21,301)	5,509	(8,270)	(23,877)	(16,265)
Non-operating expenses (income):
Interest expense	28,024	28,157	30,510	33,788	32,456
Changes associated with the ineffective interest rate swap	—	—	(1,676)	(4,603)	6,252
Write-off of debt issue costs	—	—	—	183	1,407
Other expense (income), net	306	(7)	501	587	519
Loss before (benefit from) provision for income taxes	(49,631)	(22,641)	(37,605)	(53,832)	(56,899)
(Benefit from) provision for income taxes	(9,013)	386	962	(589)	4,564
Net loss	$(40,618)	$(23,027)	$(38,567)	$(53,243)	$(61,463)
Basic weighted average number of common shares outstanding	80,163	65,452	47,049	33,432	33,791
Basic net loss per share applicable to common stock	$(0.51)	$(0.35)	$(0.82)	$(1.59)	$(1.82)
Diluted weighted average number of common shares outstanding	80,163	65,452	47,049	33,432	33,791
Diluted net loss per share applicable to common stock	$(0.51)	$(0.35)	$(0.82)	$(1.59)	$(1.82)
Dividends declared per share of common stock	$—	$—	$—	$—	$—

	Year Ended January 4, 2014	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010
	(In thousands, except per share data)
Other Financial Data:
Capital expenditures	$4,912	$2,826	$6,533	$4,140	$1,815
EBITDA(1)	(12,489)	14,081	1,791	(11,099)	200
Net cash used in operating activities	(39,881)	(74,250)	(50,332)	(29,861)	(19,853)
Net cash provided by (used in) investing activities	5,453	16,369	11,822	(3,429)	12,636
Net cash provided by (used in) financing activities	34,274	58,171	29,111	18,130	$(113,679)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$5,034	$5,188	$4,898	$14,297	$29,457
Working capital	294,899	272,403	233,414	236,168	247,722
Total assets	530,246	544,736	503,915	525,019	546,846
Total debt(2)	406,834	383,783	341,017	384,256	341,669
Stockholders’ (deficit) equity	(5,898)	(20,592)	8,374	991	$50,820

19

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

A reconciliation of net cash (used in) provided by operating activities, the most directly comparable GAAP measure, to EBITDA for each of the respective periods indicated is as follows (in thousands):

	Year Ended January 4, 2014	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011	Year Ended January 2, 2010
Net cash used in operating activities	$(39,881)	$(74,250)	$(50,332)	$(29,861)	$(19,853)
Amortization of debt issue costs	(3,184)	(3,746)	(2,940)	(1,963)	(2,459)
Net gain from terminating the Georgia-Pacific supply agreement	—	—	—	—	17,772
Payments from terminating the Georgia-Pacific supply agreement	—	—	—	(4,706)	(14,118)
Vacant property charges, net	(1,321)	30	291	(53)	(1,222)
Write-off of debt issuance costs	(119)	—	—	—	—
Payments on modification of lease agreement	300	5,875	—	—	—
Deferred income tax benefit (provision)	5	20	25	600	(24,220)
Intraperiod income tax allocation related to hourly pension plan	8,894	—	—	—	649
Pension expense	(4,591)	(3,942)	(1,774)	(2,304)	(2,511)
Prepayment fees associated with sale of property	—	—	—	—	(616)
Gain on sale of properties	5,220	9,885	10,604	—	10,397
Gain from insurance settlement	—	476	1,230	—	—
Gain from modification of lease agreement	—	—	1,971	—	—
Severance charges	(5,607)	—	—	—	—
Share-based compensation, excluding restructuring related	(3,222)	(2,797)	(1,974)	(3,978)	(2,922)
Share-based compensation, restructuring related	(2,895)	—	—	—	—
Changes in assets and liabilities	14,901	53,987	13,218	(2,033)	2,283
Interest expense	28,024	28,157	30,510	33,788	32,456
(Benefit from) provision for income taxes	(9,013)	386	962	(589)	4,564
EBITDA	$(12,489)	$14,081	$1,791	$(11,099)	$200

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Company Background

BlueLinx is a leading distributor of building products in North America. As of January 4, 2014, we distributed approximately 10,000 products from over 750 suppliers to service approximately 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of approximately 50 distribution centers. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, OSB, rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 44% and 42% of our fiscal 2013 and fiscal 2012 gross sales, respectively. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living and metal products (excluding rebar and remesh). Specialty products accounted for approximately 56% and 58% of our fiscal 2013 and fiscal 2012 gross sales, respectively.

Industry Conditions

We operate in a changing environment in which new risks can emerge from time to time.  A number of factors cause our results of operations to fluctuate from period to period.  Many of these factors are seasonal or cyclical in nature. Conditions in the U.S. housing market, while improving, continue to be at historically low levels. Our operating results have declined during the past several years as they are closely tied to U.S. housing starts. Additionally, over the past several years, the mortgage markets have experienced substantial disruption due to an unprecedented number of defaults.  This disruption and the related defaults have increased the inventory of homes for sale in some markets (some markets have sold through excess inventory now) and also have caused lenders to tighten mortgage qualification criteria, which further reduces demand for new homes. While now showing signs of improvement, we expect the lower than historical average level of new housing activity will continue to negatively impact our operating results. However, along with many forecasters, we believe that we are in the beginning of a housing recovery and that U.S. housing demand will continue to improve in the long term based on population demographics and a variety of other factors.

As the housing market and general economic conditions continue to improve, the Company believes that additional capital would allow the Company to participate more fully in these improving conditions, and therefore we will continue to evaluate capital structure opportunities that make sense for the Company .  The Company’s sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets, which are showing signs of improvement. The overall housing market and economy are also improving, which is expected to lead to an increase in residential construction and, to a lesser extent, in home improvement activity.  As the Company and its industry continue to recover from the historic housing market downturn, the Company expects its sales to improve and therefore its need for inventory and its accounts receivable to increase.  This increased need for working capital is expected to use some of the Company’s current excess availability under its revolving credit facilities.

Facility Lease Obligation and Related Restructuring

During the second quarter of fiscal 2013, we announced our 2013 restructuring plan (the “2013 restructuring”), which included the realignment of headquarters resources and the strategic review of our distribution centers.  This review resulted in the Company designating five distribution centers to be sold or closed.  These distribution centers were closed or ceased operations during the third quarter of fiscal 2013.  In addition to the 2013 restructuring, we announced during the second quarter of fiscal 2013 that George R. Judd no longer would serve as President and Chief Executive Officer of the Company (the “change in executive leadership”).  In connection with the 2013 restructuring and the change in executive leadership, the Company has recognized severance related charges of $5.6 million, $2.9 million of related share-based compensation charges, a $1.3 million facility lease obligation and $1.4 million of other restructuring related charges in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss during fiscal 2013.   In addition, we recognized a $1.0 million inventory reserve charge recorded in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss.  The majority of the remaining payments related to the 2013 restructuring will be made during fiscal 2014 and will be paid from our revolving credit facility. The anticipated impact of the 2013 restructuring is directly related to the elimination of the activity in the five closed distribution centers. This activity includes an anticipated reduction to “Selling, general, and administrative” and “Depreciation” expenses, as well as an increase to Net Income in the Consolidated Statements of Operations and Comprehensive Loss.

During the first quarter of fiscal 2013, we completed the transition of our Fremont, California operation to our new facility in Stockton, California.  We incurred approximately $0.8 million of transition costs related to this move which are recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss in the first nine months of fiscal 2013.

During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, Georgia related to the unoccupied 4100 building.  This amendment released us from our obligations with respect to this unoccupied space as of January 31, 2012, in exchange for a $5.0 million space remittance fee, which was paid in the first quarter of 2012.  We also paid $0.9 million in the third quarter of fiscal 2012 and paid an additional $0.3 million in the first quarter of fiscal 2014 related to contractually obligated tenant improvement reimbursement expense.  The provisions relating to the occupied 4300 building remain unchanged.  Under the existing provisions, the current term of the lease ends on January 31, 2019.  The amendment resulted in a reduction of our restructuring reserve of approximately $2.0 million, with the credit recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss during fiscal 2011.

Stock Rights Offerings

On March 27, 2013, we concluded the 2013 Rights Offering. The 2013 Rights Offering was fully subscribed and resulted in net proceeds of approximately $38.6 million. Remaining expenses to be paid related to the 2013 Rights Offering as of January 4, 2014 totaled $0.1 million. We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

On July 22, 2011, we concluded a rights offering of our common stock to our stockholders (the “2011 Rights Offering”).  The 2011 Rights Offering was fully subscribed and resulted in net proceeds of approximately $58.0 million.  We issued 28.6 million shares of stock to our stockholders in conjunction with the 2011 Rights Offering.

Private Label Products

In February of 2012, we launched our own privately branded engineered product line for all geographic markets other than New England. In addition, on February 13, 2012, we entered into a distribution agreement with Weyerhaeuser Company for the sale of certain engineered wood products in the New England region.  We have subsequently increased the number of private label products that we offer to customers and currently offer several products under our private labels.

Selected Factors that Affect our Operating Results

Our operating results are affected by housing starts, mobile home production, industrial production, repair and remodeling spending and non-residential construction. We believe a substantial percentage of our sales are directly related to new home construction.

Our operating results also are impacted by changes in product prices. Structural products prices can vary significantly based on short-term and long-term changes in supply and demand. The prices of specialty products also can vary from time to time, although they generally are less variable than structural products.

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price, in each case for fiscal 2013, fiscal 2012 and fiscal 2011:

Sales Revenue Variances by Product

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(Dollars in millions)
Sales by Category
Structural Products	$968	$806	$705
Specialty Products	1,200	1,114	1,068
Other(1)	(16)	(12)	(18)
Total Sales	$2,152	$1,908	$1,755
Sales Variances
Unit Volume $ Change	$161	$42	$(52)
Price/Other(1)	83	111	3
Total $ Change	$244	$153	$(49)
Unit Volume % Change	8.4%	2.3%	(2.8)%
Price/Other(1) % Change	4.4%	6.4%	0.1%
Total % Change	12.8%	8.7%	(2.7)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, in each case for fiscal 2013, fiscal 2012 and fiscal 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(Dollars in millions)
Gross Margin $ by Category
Structural Products	$67	$77	$65
Specialty Products	155	146	137
Other(1)	6	7	8
Total Gross Margin	$228	$230	$210
Gross Margin % by Category
Structural Products	6.9%	9.6%	9.2%
Specialty Products	12.9%	13.1%	12.8%
Total Gross Margin %	10.6%	12.1%	12.0%
Unit Volume % Change by Product
Structural Products	10.0%	1.4%	(15.1)%
Specialty Products	7.1%	2.9%	7.4%
Total Unit Volume % Change	8.4%	2.3%	(2.8)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for fiscal 2013, fiscal 2012 and fiscal 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(Dollars in millions)
Sales by Channel
Warehouse/Reload	$1,755	$1,534	$1,397
Direct	413	386	376
Other(1)	(16)	(12)	(18)
Total	$2,152	$1,908	$1,755
Gross Margin by Channel
Warehouse/Reload	$198	$199	$179
Direct	24	24	23
Other(1)	6	7	8
Total	$228	$230	$210
Gross Margin % by Channel
Warehouse/Reload	11.3%	13.0%	12.8%
Direct	5.8%	6.2%	6.1%
Total	10.6%	12.1%	12.0%

(1)	“Other” includes unallocated allowances and discounts.

Fiscal Year

Fiscal 2013 contained 53 weeks. Fiscal 2012 and fiscal 2011 each contained 52 weeks. Our fiscal quarters are based on a 5-4-4 week period, with the exception of the fourth fiscal quarter of fiscal years containing 53 weeks, which are based on a 5-4-5 week period.

Results of Operations

Fiscal 2013 Compared to Fiscal 2012

The following table sets forth our results of operations for fiscal 2013 and fiscal 2012.

	Fiscal 2013	% of Net Sales	Fiscal 2012	% of Net Sales
	(Dollars in thousands)
Net sales	$2,151,972	100.0%	$1,907,842	100.0%
Gross profit	228,483	10.6%	230,070	12.1%
Selling, general and administrative	240,667	11.2%	215,996	11.3%
Depreciation and amortization	9,117	0.4%	8,565	0.4%
Operating (loss) income	(21,301)	(1.0)%	5,509	0.3%
Interest expense, net	28,024	1.3%	28,157	1.5%
Other expense (income), net	306	0.0%	(7)	0.0%
Loss before (benefit from) provision for income taxes	(49,631)	(2.3)%	(22,641)	(1.2)%
(Benefit from) provision for income taxes	(9,013)	(0.4)%	386	0.0%
Net loss	$(40,618)	(1.9)%	$(23,027)	(1.2)%

Net sales.  For the fiscal year ended January 4, 2014, net sales increased by 12.8%, or $244.1 million, to $2.2 billion. Sales during the fiscal year were positively impacted by a 15.5% increase in single family housing starts. Single family home construction has a significant impact on our sales. Structural sales increased by $162.2 million, or 20.1% from a year ago, as a result of a 10.1% increase in structural product prices and a 10.0% increase in unit volume.  In addition, specialty sales increased $86.0 million, or 7.7% from a year ago, as a result of a 7.1% increase in unit volume and a 0.6% increase in specialty product prices.

Gross profit.  Gross profit for fiscal 2013 was $228.5 million, or 10.6% of sales, compared to $230.1 million and 12.1% a year ago .   Declines in gross margin were driven by volatility in wood-based structural product pricing, primarily during the second quarter of fiscal 2013. The declines in gross margin were further impacted by a greater percentage of our sales being comprised of lower gross margin structural products. In addition, we experienced lower margin sales as we sold through inventory at the five distribution centers we closed during the third quarter of fiscal 2013.

Selling, general and administrative.  Selling, general and administrative expenses for fiscal 2013 were $240.7 million, or 11.2% of net sales, compared to $216.0 million, or 11.3% of net sales, during fiscal 2012. The increase in selling, general, and administrative expenses primarily was due to $11.2 million of restructuring and other charges associated with the fiscal 2013 restructuring and the change in executive leadership.  In addition, during fiscal 2013 the Company recognized $5.2 million of other gains in selling, general and administrative expenses compared to $10.4 million of other gains recognized in selling, general and administrative expenses in fiscal 2012, resulting in an increase in total selling, general, and administrative expenses of $5.2 million.  During fiscal 2013 there were also increases in third party freight, professional fees, and general maintenance and supplies of $2.3 million, $1.9 million and $1.3 million, respectively.  These changes were partially offset by a decrease in payroll of $1.2 million related to a reduced headcount from the 2013 restructuring and change in executive leadership.

The other gains recorded in selling, general and administrative expenses during fiscal 2013 were comprised of $5.2 million of gains on sales of property.  In comparison, during fiscal 2012, other gains recorded in selling, general and administrative expenses were comprised of $9.9 million of gains on sales of property and a $0.5 million gain related to the insurance settlement on the Newtown, Connecticut facility. The increases to third party freight and general maintenance and supplies are largely due to the increase in revenue during fiscal 2013.  The increase in professional fees relates to certain non-recurring activities requiring the services of various professionals.  These activities included the 2013 Rights Offering, the freeze of the non-union participants in the hourly pension plan, the contribution of certain real properties to the hourly pension plan and the waiver process for the 2012 minimum required contribution of the hourly pension plan.

Depreciation and amortization.  Depreciation and amortization expense was $9.1 million for fiscal 2013, compared to $8.6 million for fiscal 2012. The $0.5 million increase in depreciation and amortization is primarily due to an increase in capital expenditures for mobile equipment consisting of trucks, trailers, forklifts and automobiles.

Operating (loss) income.  Operating loss for fiscal 2013 was $21.3 million compared to operating income of $5.5 million for fiscal 2012.  The change in operating (loss) income reflects a $1.6 million decrease in gross profit as a result of the above factors, and an increase in depreciation of $0.5 million and an increase in selling, general, and administrative expenses of $24.7 million.
24

Interest expense, net.  Interest expense for fiscal 2013 was $28.0 million compared to $28.2 million for fiscal 2012. The $0.2 million decrease is due to a decrease in interest expense related to our mortgage of $1.7 million due to a decrease in principal and a decrease in amortization of debt issuance costs of $0.6 million.  These changes were partially offset by an increase in interest related to our revolving credit facilities of $1.8 million, an increase in interest related to our capital lease obligations of $0.3 million, and expense of $0.1 million for the write-off of deferred financing costs that had been capitalized in fiscal 2013 with no similar activity during fiscal 2012. Interest expense included $3.2 million and $3.7 million of debt issue cost amortization for fiscal 2013 and fiscal 2012, respectively.  In fiscal 2013, interest expense related to our revolving credit facilities and mortgage was $11.4 million and $13.0 million, respectively.  In fiscal 2012, interest expense related to our revolving credit facilities and mortgage was $9.6 million and $14.7 million, respectively.  See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

(Benefit from) provision for income taxes.  Our effective tax rate was 18.2% and (1.7)% for fiscal 2013 and fiscal 2012, respectively.  The effective tax rate for fiscal 2013 is largely due to a full valuation allowance recorded against our tax benefit and an allocation of income tax expense to other comprehensive income (loss) for an actuarial gain associated with our hourly pension plan resulting in a benefit to continuing operations.  The main driver of the actuarial pension gain is an increase in the market value of the underlying assets and a decrease in the pension liability resulting largely from the change in the underlying discount rate assumption, which increased from 4.24% in fiscal 2012 to 5.00% in fiscal 2013.   The effective tax rate for fiscal 2012 is largely due to a full valuation allowance recorded against our tax benefit related to our fiscal 2012 loss.  The effect of the valuation allowance was offset by state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis partially offset by various refundable tax credits.

Net loss.  Net loss for fiscal 2013 was $40.6 million, compared to $23.0 million for fiscal 2012 as a result of the factors discussed above.

On a per-share basis, basic and diluted loss applicable to common stockholders for fiscal 2013 each was $0.51. For fiscal 2012, basic and diluted loss per share each was $0.35.

Fiscal 2012 Compared to Fiscal 2011

The following table sets forth our results of operations for fiscal 2012 and fiscal 2011.

	Fiscal 2012	% of Net Sales	Fiscal 2011	% of Net Sales
	(Dollars in thousands)
Net sales	$1,907,842	100.0%	$1,755,431	100.0%
Gross profit	230,070	12.1%	210,149	12.0%
Selling, general and administrative	215,996	11.3%	207,857	11.8%
Depreciation and amortization	8,565	0.4%	10,562	0.6%
Operating income (loss)	5,509	0.3%	(8,270)	(0.5)%
Interest expense, net	28,157	1.5%	30,510	1.7%
Changes associated with the ineffective interest rate swap	—	0.0%	(1,676)	(0.1)%
Other (income) expense, net	(7)	0.0%	501	0.0%
Loss before provision for income taxes	(22,641)	(1.2)%	(37,605)	(2.1)%
Provision for income taxes	386	0.0%	962	0.1%
Net loss	$(23,027)	(1.2)%	$(38,567)	(2.2)%

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

Selling, general and administrative.  Selling, general and administrative expenses for fiscal 2012 were $216.0 million, or 11.3% of net sales, compared to $207.9 million, or 11.8% of net sales, during fiscal 2011. The increase in selling, general, and administrative expenses is primarily due to a reduction in other gains recorded in selling, general and administrative expenses in 2012 when compared to 2011 coupled with increases in certain variable costs and pension expense.  During 2012 the Company recognized $10.4 million of other gains in selling, general and administrative expenses compared to $14.0 million of other gains recognized in selling, general and administrative expenses in fiscal 2011, both of which were recorded in selling, general and administrative expenses, resulting in an increase in total selling, general, and administrative expenses of $3.6 million.  In addition, during fiscal 2012 there were increases in pension expense, commissions, stock compensation and other salary based incentives of $2.1 million, $0.7 million, $0.8 million and $1.7 million, respectively.  These increases were partially offset by a decrease in payroll of $2.8 million.

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

Provision for income taxes.  Our effective tax rate was (1.7)% and (2.5)% for fiscal 2012 and fiscal 2011, respectively. The effective tax rates for fiscal 2012 and 2011 are largely due to a full valuation allowance recorded against our tax benefit related to our fiscal 2012 loss and our 2011 loss, respectively. The effect of the valuation allowance was offset by state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis partially offset by various refundable tax credits.
26

Net loss.  Net loss for fiscal 2012 was $23.0 million, compared to $38.6 million for fiscal 2011 as a result of the factors discussed above.

On a per-share basis, basic and diluted loss applicable to common stockholders for fiscal 2012 was $0.35. For fiscal 2011, basic and diluted loss per share was $0.82.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facilities to finance working capital needs and capital expenditures. We had approximately $44.5 million of excess availability under our U.S. revolving credit facility and $1.3 million under our Canadian revolving credit facility, described further below, as of January 4, 2014. As of January 4, 2014, under the U.S. revolving credit facility, we are required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $31.8 million or the amount equal to 12.5% of the lesser of the borrowing base or $447.5 million (the “Excess Availability Threshold”).  If we fail to maintain this minimum excess availability, the U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.  In the event that excess availability falls below $37.1 million or the amount equal to 15% of the lesser of the borrowing base or $447.5 million, the U.S. revolving credit facility gives the lenders the right, but not the obligation, to dominion over our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  For additional information regarding our financial covenants under our revolving credit facilities, see the Risk Factors “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” set forth under Item 1.A. Risk Factors.

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

On March 27, 2013, we concluded the 2013 Rights Offering. The 2013 Rights Offering was fully subscribed and resulted in net proceeds of approximately $38.6 million. Remaining expenses to be paid related to the 2013 Rights Offering as of January 4, 2014 totaled $0.1 million. We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

On July 22, 2011, we concluded an offering of our common stock to our stockholders (the “2011 Rights Offering”).  The 2011 Rights Offering was fully subscribed and resulted in net proceeds of approximately $58.0 million.  We issued 28.6 million shares of stock to our stockholders in conjunction with the 2011 Rights Offering.
27

The following tables indicate our working capital and cash flows for the periods indicated.

	January 4, 2014	December 29, 2012
	(Dollars in thousands)
Working capital	$294,899	$272,403

	Year Ended January 4, 2014	Year Ended December 29, 2012	Year Ended December 31, 2011
		(Dollars in thousands)
Cash flows used in operating activities	$(39,881)	$(74,250)	$(50,332)
Cash flows provided by investing activities	5,453	16,369	11,822
Cash flows provided by financing activities	34,274	58,171	29,111

Working Capital

Working capital increased by $22.5 million to $294.9 million at January 4, 2014 from $272.4 million at December 29, 2012. The increase in working capital reflected a decrease in accounts payable and bank overdrafts of $17.5 million and $16.0 million, respectively, primarily due to the timing of payments. The decreases were partially offset by an increase in other current liabilities of $2.0 million and decreases in receivables and inventories of $7.2 million and $6.5 million, respectively. The increase in other current liabilities was primarily attributable to severance and lease facility reserves increasing year over year as the company went through restructuring in fiscal 2013 that resulted in a reduction in force and the closing of five facilities. The change in receivables is due to a decrease in daily sales outstanding over the prior year. The change in inventories is due to our continued focus on managing our inventory levels and lower anticipated demand in the first quarter of 2014.

Operating Activities

During fiscal 2013, cash flows used in operating activities totaled $39.9 million. The primary driver of cash flows used in operations was a net loss, as adjusted for non-cash charges of $24.7 million, a decrease in accounts payable of $17.6 million, partially offset by a decrease in receivables and inventories of $7.2 million and $6.5 million, respectively. Refer to the Working Capital section above for further discussion of these items.

During fiscal 2012, cash flows used in operating activities totaled $74.3 million. The primary driver of cash flows used in operations was a net loss, as adjusted for non-cash charges of $14.4 million, an increase in receivables of $18.6 million and an increase in inventories of $44.5 million. In addition, we made payments totaling $5.9 million associated with the 2011 amendment to our lease agreement in Atlanta, Georgia related to the unoccupied 4100 building. These changes were partially offset by an increase in accounts payable of $9.1 million.

During fiscal 2011, cash flows used in operating activities totaled $50.3 million. The primary driver of cash flows used in operations was a net loss, as adjusted for non-cash charges of $37.1 million, an increase in receivables of $19.7 million, partially offset by a decrease in inventories of $2.7 and an increase in accounts payable of $6.0 million.

Investing Activities

During fiscal 2013, cash flows provided by investing activities totaled $5.5 million, compared to $16.4 million in fiscal 2012.

During fiscal 2013, fiscal 2012 and fiscal 2011, our expenditures for property and equipment were $4.9 million, $2.8 million and $6.5 million, respectively. These expenditures were primarily to purchase information technology, leasehold improvements, and certain machinery and equipment. During fiscal 2013 we purchased an additional warehouse for our facility in Elkhart, Indiana. During fiscal 2011 we purchased a replacement warehouse facility in Nashville, Tennessee.  We estimate that capital expenditures for fiscal 2014 will be approximately $6.5 million.  The majority of our capital expenditures for fiscal 2013 and 2012 have been and likely will continue to be paid from our revolving credit facility. We intend to purchase additional vehicles to replenish the fleet during the fiscal 2014 and anticipate financing these tractors with a third party leasing company.

Proceeds from the disposition of property and equipment were $10.4 million, $19.2 million and $18.4 million during fiscal 2013, fiscal 2012 and fiscal 2011, respectively. During fiscal 2013, the proceeds of $10.4 million included $9.4 million related to the sale of certain real properties classified as held for sale assets included in “Other current assets” on our Consolidated Balance Sheets. During fiscal 2012, the proceeds of $19.2 million included $17.8 million related to the sale of certain real properties classified as held for sale assets included in “Other current assets” on our Consolidated Balance Sheets. During fiscal 2011, the proceeds of $18.4 million included $9.2 million related to the sale of certain real properties classified as held for sale assets included in “Other current assets” on our Consolidated Balance Sheets.

Financing Activities

Net cash provided by financing activities was $34.3 million during fiscal 2013, compared to $58.2 million during fiscal 2012. The net cash provided by financing activities in fiscal 2013 primarily reflected net borrowings on our revolving credit facility of $39.8 million and the receipt of proceeds from the 2013 Rights Offering, netted with expenses related to that offering, of $38.7 million. These cash inflows were offset by payments of principal on our mortgage of $19.0 million, payments for debt financing costs of $2.9 million, a $3.2 million decrease related to the repurchase of shares to satisfy employee tax withholding and a decrease in bank overdrafts of $16.0 million.

The net cash provided by financing activities in fiscal 2012 of $58.2 million primarily reflected net borrowings on our revolving credit facility of $76.9 million, increases in bank overdrafts of $13.0 million and $10.0 million related to the decrease in restricted cash on our mortgage.  These cash inflows were offset by payments of principal on our mortgage of $37.3 million and payments for debt financing costs of $1.7 million.

The net cash provided by financing activities in fiscal 2011 of $29.1 million primarily reflected the receipt of proceeds from the 2011 Rights Offering, netted with expenses related to that offering, of $58.5 million and cash provided by changes in restricted cash related to our mortgage of $20.6 million.  These cash inflows were offset by additional repayments on our revolving credit facilities of $2.7 million (net of borrowings) and payments of principal on our mortgage of $42.4 million.

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

On March 27, 2013, we concluded the 2013 Rights Offering. The 2013 Rights Offering was fully subscribed and resulted in net proceeds of approximately $38.6 million. Remaining expenses to be paid related to the 2013 Rights Offering as of January 4, 2014 totaled $0.1 million. We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

On July 22, 2011, we concluded the 2011 Rights Offering.  The 2011 Rights Offering was fully subscribed and resulted in net proceeds of approximately $58.0 million.  We issued 28.6 million shares of stock to our stockholders in conjunction with the 2011 Rights Offering.

As of January 4, 2014, we had outstanding borrowings of $207.9 million and excess availability of $44.5 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.7% at January 4, 2014.   As of December 29, 2012, we had outstanding borrowings of $169.5 million and excess availability of $86.0 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.1% at December 29, 2012.  As of January 4, 2014 and December 29, 2012, we had outstanding letters of credit totaling $3.6 million and $4.5 million, respectively, for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations. The $3.6 million in outstanding letters of credit as of January 4, 2014, does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of January 4, 2014, our U.S. revolving credit facility, as amended, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the Excess Availability Threshold.  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined, for purposes of the U.S. revolving credit facility, as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of January 4, 2014, and through the time of the filing of this Form 10-K, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest level of fiscal month-end availability in the last three years as of January 4, 2014, was $44.5 million.  We do not anticipate our excess availability in fiscal 2014 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

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

Our subsidiary BlueLinx Canada has a revolving credit agreement with Canadian Imperial Bank of Commerce (as successor to CIBC Asset-Based Lending Inc.) and the other signatories thereto, as lender, administrative agent and collateral agent, dated August 12, 2011, as amended.

As of January 4, 2014, we had outstanding borrowings of $3.3 million and excess availability of $1.3 million under the terms of our Canadian revolving credit facility.  As of December 29, 2012, we had outstanding borrowings of $1.9 million and excess availability of $2.0 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at January 4, 2014 and December 29, 2012.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of January 4, 2014, and through the time of the filing of this Form 10-K, we were in compliance with all covenants under this facility

Under the terms of our mortgage, we are required to transfer certain funds to be held as collateral. On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement. In addition, on the last business day of each calendar quarter, starting with the fourth quarter of fiscal 2012, additional funds held as collateral under the mortgage agreement are used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million. Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, is released to the Company on the last business day of each calendar quarter through the third quarter of fiscal 2014. All funds released pursuant to these provisions may only be used by the Company to pay for usual and customary operating expenses. During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement. Approximately $6.3 million of funds held in collateral were used to prepay indebtedness under the mortgage agreement during fiscal 2013. Approximately $2.7 million of cash held in collateral were released to the Company during fiscal 2013 to pay for usual and customary operating expenses. We expect to transfer approximately $13.2 million as collateral during the next twelve month period, approximately $7.3 million of which will be remitted to us on a quarterly basis to pay for usual and customary operating expenses. In conjunction with the modification of our mortgage agreement we incurred approximately $0.3 million in fees that were capitalized and are being amortized over the remaining term of the mortgage.

During the third quarter of fiscal 2013, we sold our sales center in Denver, Colorado and increased the restricted cash related to our mortgage by $8.4 million, which represents the allocated mortgage related to the property.  During the fourth quarter of fiscal 2013, we sold our Sioux Falls, South Dakota facility and increased the restricted cash related to our mortgage by $1.9 million, which represents the allocated mortgage related to the property.  This restricted cash for both locations was used to pay down the outstanding principal of the mortgage in the fourth quarter of fiscal 2013.  During the first quarter of fiscal 2012, we sold certain parcels of excess land. As a result of the sale of one of these parcels, we increased the amount of restricted cash required to be held in connection with our mortgage by $0.3 million. In addition, during the third quarter of fiscal 2012, we sold our facility in Fremont, California and increased the restricted cash related to our mortgage by $12.8 million.  This restricted cash was used to pay down the mortgage in the fourth quarter of fiscal 2012.

We intend to ensure that we have a solid capital structure to provide runway for the Company as our markets recover. We will continue to accelerate our emphasis on our working capital metrics and management. But growing markets typically necessitate increased working capital , and we want to have the flexibility to take advantage of opportunities as the market recovery occurs. We will continue to evaluate capital structure opportunities that make sense for the Company .

Contractual Commitments.  The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of the fiscal year end of each year set forth below (in thousands).

	2014	2015	2016	2017	2018	Thereafter	Total
Revolving credit facilities(1)	$—	$—	$211,213	$—	$—	$—	$211,213
Mortgage indebtedness	2,761	2,744	181,438	—	—	—	186,943
Interest payments on our revolving credit facilities(2)	7,808	7,808	2,252	—	—	—	17,868
Interest payments on our mortgage(3)	12,969	11,776	5,805	—	—	—	30,550
Subtotal	23,538	22,328	400,708	—	—	—	446,574
Operating leases(4)	4,391	3,968	4,036	4,060	3,498	10,060	30,013
Capital leases(5)	1,753	1,847	1,746	1,342	1,406	604	8,698
Interest payments on our capital leases(6)	509	399	273	186	95	20	1,482
Letters of credit(7)	3,585	—	—	—	—	—	3,585
Letters of credit(8)	1,505	—	—	—	—	—	1,505
Total	$35,281	$28,542	$406,763	$5,588	$4,999	$10,684	$491,857

(1)	Payments for both the U.S. and Canadian revolving credit facilities are included.

(2)
Interest on the revolving credit facilities is variable, based on Libor or prime plus the applicable margin.  The interest rate on the U.S. revolving credit facility and the Canadian revolving credit facility was 3.7% and 4.0%, respectively, at January 4, 2014. The final maturity date on our U.S. revolving credit facility and Canadian revolving credit facility is April 15, 2016.

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

Off-Balance Sheet Arrangements. As of January 4, 2014, we did not have any material off-balance sheet arrangements.

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

Our evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual distribution facility. In the event of indicators of impairment, the assets of the distribution facility are evaluated by comparing the facility’s undiscounted cash flows over the estimated useful life of the asset, which ranges between 5-40 years, to its carrying value. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and the estimated fair market value. Impairment losses are recorded as a component of “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Loss .

Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. In the event that undiscounted cash flows do not exceed the carrying value of a facility, our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a two year average of cash flows based on 2013 EBITDA and 2014 projected EBITDA, which includes a growth factor assumption, to estimate undiscounted cash flows. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 13 to the Consolidated Financial Statements.

While operating results have declined during the past several years as they are closely tied to U.S. housing starts, during fiscal 2012 we began to see signs of a housing recovery, and our results have improved; however our sales are still below normal levels. To the extent that reductions in volume and operating income have resulted in impairment indicators, in all cases our carrying values continue to be less than our projected undiscounted cash flows. As such, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.

During the first quarter of fiscal 2011 our Newtown, CT facility was damaged due to severe winter weather. As a result of the damage to the facility and its contents, we have received approximately $5.8 million in proceeds from the insurance company comprised of $2.2 million related to the damaged building, $2.4 million related to damaged and destroyed inventory and $1.2 million related to the recovery of additional expenses incurred as a result of the damage. Cash received related to the damaged building was classified as an investing cash inflow in our Consolidated Statement s of Cash Flows and used to reduce the principal of our mortgage. All other cash inflows related to the insurance settlement were classified as operating cash flows in our Consolidated Statement s of Cash Flows. The majority of the remaining cash inflows were used to fund costs incurred related to the Newtown loss. We recognized a $1.4 million gain in fiscal 2011 of which $1.2 million related to the damaged building and $0.2 million related to the recovery of gross margin on the inventory. We recorded the gain at the time that the recovery of the minimum expected proceeds under our insurance policy became probable and was estimable. This gain was recorded in “Selling, general and administrative expenses” in our Consolidated Statement s of Operations and Comprehensive Loss .

Income Taxes

The federal statutory income tax rate was 35%. Our (benefit from) provision for income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year Ended January 4, 2014	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011
	(In thousands)
Benefit from income taxes computed at the federal statutory tax rate	$(17,371)	$(7,924)	$(13,162)
Benefit from state income taxes, net of federal benefit	(1,991)	(866)	(1,296)
Valuation allowance change	19,445	8,820	14,498
Nondeductible items	270	484	806
Benefit from allocation of income taxes to other comprehensive income (loss)	(8,726)	—	—
Other	(640)	(128)	116
(Benefit from) provision for income taxes	(9,013)	$386	$962

Our income before provision for income taxes for our Canadian operations was $0.1 million, $0.1 million and $0.9 million for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

Our federal NOL carryovers are $168.1 million and will expire in 15 to 20 years. Our state NOL carryovers are $232.2 million and will expire in 1 to 20 years. The NOL carryovers are fully valued.

For fiscal 2013, we recognized tax benefit of $9.0 million. The benefit recognized for the year is primarily comprised of $8.7 million of deferred income tax benefit resulting from the allocation of income tax expense to other comprehensive income (loss). In addition, we recognized an income tax benefit related to the reversal of a $0.6 million reserve for an uncertain tax position due to the expiration of the statue of limitations. Finally, we recognized current state income tax expense of $0.3 million related to earnings generated on a separate company basis.

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

In accordance with the intraperiod tax allocation provisions of U.S. GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In fiscal 2013, a non-cash tax benefit on the loss from continuing operations of $8.7 million, which was offset in full by income tax expense, was recorded in other comprehensive income. In fiscal 2012 and fiscal 2011, there was no intraperiod tax allocation due to the fact that there was a loss in other comprehensive income for the period. While the income tax benefit from continuing operations is reported in our Consolidated Statements of Operations and Comprehensive Loss, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive loss, which is a component of stockholders’ equity.

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

In our evaluation of the weight of available evidence, we considered recent reported losses as negative evidence which carried substantial weight. Therefore, we considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence associated with the losses incurred. The positive evidence considered included:

●	taxable income in prior carryback years, if carryback is permitted under the tax law;

●	future reversals of existing taxable temporary differences;

●	tax planning strategies;

●	future reversals of existing taxable temporary differences; and
●	future taxable income exclusive of reversing temporary differences and carryforwards.

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

Defined Benefit Pension Plans

We sponsor several defined benefit pension plans covering substantially all of our hourly employees. Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates. In addition, the amount and timing of our pension funding obligations can be influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974 (“ERISA”), the Pension Protection Act, Congressional Acts, or other governing bodies.

We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of the hourly pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss. On January 4, 2014, we measured the fair value of our plan assets and benefit obligations. As of January 4, 2014, and December 29, 2012, the net unfunded status of our benefit plan was $27.9 million and $46.6 million, respectively. These amounts were included in “Other non-current liabilities” on our Consolidated Balance Sheets. The net adjustment to other comprehensive loss for fiscal 2013, fiscal 2012, and fiscal 2011 was $13.9 million gain ($22.8 million gain, net of tax of $8.9 million), $8.2 million loss ($8.2 million loss, net of tax, offset by a valuation allowance), $15.0 million loss ($15.0 million loss, net of tax, offset by a valuation allowance), respectively, which represents the net unrecognized actuarial (loss) gain and unrecognized prior service cost.

The portion of estimated net loss for the hourly pension plan that is expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year is $0.8 million. The expected amortization of prior service cost recognized into net periodic cost over the next fiscal year is immaterial.

The Company’s minimum required contribution for plan year 2012 was $3.2 million.  In an effort to preserve additional cash for operations, we applied for a waiver from the IRS for our 2012 minimum required contribution.  Although the Company’s outside counsel has been notified by the IRS that its waiver request has been preliminarily approved and that the IRS is in the process of finalizing the waiver request, no assurances can be provided that the waiver request will be granted until the Company receives final approval from the IRS.  If we are granted the requested waiver, our contributions for 2012 will be amortized over the following five years, increasing our future minimum required contributions.

The Company’s minimum required contribution for plan year 2013 was estimated to be $6.0 million, assuming we receive the requested waiver. During the second quarter of fiscal 2013, we contributed certain qualifying employer real property to the hourly pension plan. The properties, including certain land and buildings, are located in Charleston, S.C. and Buffalo, N.Y., and were valued at approximately $6.8 million by independent appraisals prior to the contribution. The contribution was recorded by the hourly pension plan at the fair market value of $6.8 million. We are leasing back the contributed properties for an initial term of 20 years with two five-year extension options and continue to use the properties in our distribution operations. Each lease provides us a right of first refusal on any subsequent sale by the hourly pension plan and a repurchase option. The hourly pension plan engaged an independent fiduciary who evaluated the transaction on behalf of the hourly pension plan, negotiated the terms of the property contribution and the leases, and also manages the properties on behalf of the hourly pension plan. Depending on whether the 2012 waiver is granted, portions of the property contribution may be designated to either the 2012 or 2013 plan year. If the waiver is not granted, it may be necessary to contribute an additional $2.2 million on or before September 15, 2014, to fully satisfy the 2012 and 2013 minimum required contributions.

We determined that the contribution of the properties does not meet the accounting definition of a plan asset within the scope of relevant accounting guidance.  Accordingly, the contributed properties are not considered a contribution for financial reporting purposes and, as a result, are not included in plan assets and have no impact on the net pension liability recorded on our Consolidated Balance Sheets.  We continue to depreciate the carrying value of the properties in our financial statements, and no gain or loss was recognized at the contribution date for financial reporting purposes.  Rent payments will be made on a monthly basis and will be recorded as contributions to the hourly pension plan, of which $0.5 million has been recorded as of January 4, 2014.  These rental payments will reduce our unfunded obligation to the hourly pension plan.

We currently are required to make three quarterly cash contributions during fiscal 2014 of $1.5 million each related to our 2014 minimum required contribution.

We used a discount rate of 5.00% to compute the projected benefit obligation, which was determined by matching of plan liability cash flows to a portfolio of bonds.  A change in the discount rate of 25 basis points, from 5.00% to 5.25%, while holding all other assumptions constant, would have resulted in a reduction in the Company’s projected benefit obligation of approximately $3.1 million in 2013.

We used an estimated rate of future compensation increases of graded 5.5% - 2.5% to compute the projected benefit obligation.  A change in the rate of 25 basis points, from graded 5.5% - 2.5% to graded 5.75% - 2.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s projected benefit obligation of less than $0.1 million in 2013.

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments will be to maximize the long-term real growth of fund assets, while the role of fixed income investments will be to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary. Target allocations for fiscal 2014 are 50% domestic and 15% international equity investments, 30% fixed income investments, and 5% cash. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class.

Share-Based Compensation

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent market and performance conditions are considered probable. The calculation of fair value related to share-based compensation is subject to certain assumptions discussed in more detail in Note 7 to the Consolidated Financial Statements. Management updates such estimates when circumstances warrant. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Loss .

Recently Issued Accounting Pronouncements

In the first quarter of fiscal 2013, the Financial Accounting Standards Board issued an amendment to previously issued guidance which requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). The update also requires companies to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period, companies must cross-reference in a note to other required disclosures. The amendments are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted this guidance during the first quarter of fiscal 2013. Refer to Note 17 of the Notes to Consolidated Financial Statements for the required disclosures.

There were no other accounting pronouncements adopted during fiscal 2013 that had a material impact on our financial statements.

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

Interest Rates.  Our revolving credit facilities accrue interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin.  A change in interest rates under the revolving credit facility would have an impact on our results of operations. However, a change of 100 basis points in the market rate of interest would have an impact of $2.2 million and $1.8 million based on borrowings outstanding at January 4, 2014, and December 29, 2012, respectively, which we do not believe to be material. Additionally, to the extent changes in interest rates impact the housing market, we would be impacted by such changes.

Foreign Exchange Rates.  Less than 2.0% of our net sales are denominated in currencies other than the U.S. dollar, and we do not believe our total exposure to currency fluctuations to be significant.

Commodity Prices.  Many of the products we purchase and resell are commodities whose price is determined by the market’s supply and demand for such products. Commodity price fluctuations have from time to time created cyclicality in our financial performance and may do so in the future. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in or disruptions to industry production capacity, changes in inventory levels, and other factors beyond our control.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 4, 2014. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission set forth in Internal Control — Integrated Framework (1992 framework). Based on our assessment, our management concluded that, as of January 4, 2014, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended January 4, 2014 included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of January 4, 2014, dated February 24, 2014.

February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries

We have audited BlueLinx Holdings Inc. and subsidiaries’ internal control over financial reporting as of January 4, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). BlueLinx Holdings Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BlueLinx Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 4, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 Consolidated Financial Statements of BlueLinx Holdings Inc. and subsidiaries and our report dated February 24, 2014 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries as of January 4, 2014 and December 29, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the fiscal years ended January 4, 2014, December 29, 2012, and December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlueLinx Holdings Inc. and subsidiaries at January 4, 2014 and December 29, 2012, and the consolidated results of their operations and their cash flows for the fiscal years ended January 4, 2014, December 29, 2012, and December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BlueLinx Holdings Inc. and subsidiaries’ internal control over financial reporting as of January 4, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

                                               /s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2014

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 4, 2014	December 29, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,034	$5,188
Receivables, less allowances of $4,359 in fiscal 2013 and $4,720 in fiscal 2012	150,297	157,465
Inventories, net	223,580	230,059
Other current assets	22,814	19,427
Total current assets	401,725	412,139
Property and equipment:
Land and improvements	41,176	43,120
Buildings	90,082	94,070
Machinery and equipment	73,004	78,674
Construction in progress	3,028	1,173
Property and equipment, at cost	207,290	217,037
Accumulated depreciation	(96,171)	(101,684)
Property and equipment, net	111,119	115,353
Non-current deferred income tax assets, net	824	445
Other non-current assets	16,578	16,799
Total assets	$530,246	$544,736
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$60,363	$77,850
Bank overdrafts	19,377	35,384
Accrued compensation	4,173	6,170
Current maturities of long-term debt	9,141	8,946
Deferred income taxes, net	823	449
Other current liabilities	12,949	10,937
Total current liabilities	106,826	139,736
Non-current liabilities:
Long-term debt	388,995	368,446
Other non-current liabilities	40,323	57,146
Total liabilities	536,144	565,328
STOCKHOLDERS’ DEFICIT
Common Stock, $0.01 par value, 200,000,000 and 100,000,000 shares authorized at January 4, 2014 and December 29, 2012, respectively; 86,545,000 and 63,664,115 shares issued and outstanding at January 4, 2014 and December 29, 2012, respectively	866	637
Additional paid-in-capital	251,150	209,815
Accumulated other comprehensive loss	(16,293)	(30,042)
Accumulated deficit	(241,621)	(201,002)
Total stockholders’ deficit	(5,898)	(20,592)
Total liabilities and stockholders’ deficit	$530,246	$544,736

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Fiscal Year Ended January 4, 2014	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011
	(In thousands, except per share data)
Net sales	$2,151,972	$1,907,842	$1,755,431
Cost of sales	1,923,489	1,677,772	1,545,282
Gross profit	228,483	230,070	210,149
Operating expenses:
Selling, general, and administrative	240,667	215,996	207,857
Depreciation and amortization	9,117	8,565	10,562
Total operating expenses	249,784	224,561	218,419
Operating (loss) income	(21,301)	5,509	(8,270)
Non-operating expenses (income):
Interest expense	28,024	28,157	30,510
Changes associated with the ineffective interest rate swap	—	—	(1,676)
Other expense (income), net	306	(7)	501
Loss before (benefit from) provision for income taxes	(49,631)	(22,641)	(37,605)
(Benefit from) provision for income taxes	(9,013)	386	962
Net loss	$(40,618)	$(23,027)	$(38,567)

Basic and diluted weighted average number of common shares outstanding	80,163	65,452	47,049
Basic and diluted net loss per share applicable to common shares outstanding	$(0.51)	$(0.35)	$(0.82)

Comprehensive loss:
Net loss	$(40,618)	$(23,027)	$(38,567)
Other comprehensive income (loss):
Foreign currency translation, net of taxes	(161)	103	(92)
Unrealized gain (loss) from pension plan, net of taxes	13,910	(8,245)	(14,969)
Unrealized gain from ineffective interest rate swap, net of taxes	—	—	519
Total other comprehensive income (loss)	13,749	(8,142)	(14,542)
Comprehensive loss	$(26,869)	$(31,169)	$(53,109)

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 4, 2014	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(40,618)	$(23,027)	$(38,567)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	9,117	8,565	10,562
Amortization of debt issue costs	3,184	3,746	2,940
Write-off of debt issue costs	119	—	—
Gain from sale of properties	(5,220)	(9,885)	(10,604)
Gain from property insurance settlements	—	(476)	(1,230)
Changes associated with the ineffective interest rate swap	—	—	(1,676)
Vacant property charges, net	1,321	(30)	(291)
Severance charges	5,607	—	—
Gain from modification of lease agreement	—	—	(1,971)
Payments on modification on lease agreement	(300)	(5,875)	—
Deferred income tax benefit	(5)	(20)	(25)
Intraperiod income tax allocation related to hourly pension plan	(8,894)	—	—
Pension expense	4,591	3,942	1,774
Share-based compensation, excluding restructuring related	3,222	2,797	1,974
Share-based compensation, restructuring related	2,895	—	—
(Increase) decrease in restricted cash related to the ineffective interest rate swap, insurance, and other	(1,810)	695	987
Accrued compensation and other	(9,152)	(657)	(3,181)
	(35,943)	(20,225)	(39,308)
Changes in assets and liabilities:
Receivables	7,168	(18,593)	(19,670)
Inventories	6,479	(44,482)	2,673
Accounts payable	(17,585)	9,050	5,973
Net cash used in operating activities	(39,881)	(74,250)	(50,332)
Cash flows from investing activities:
Property, plant and equipment investments	(4,912)	(2,826)	(6,533)
Proceeds from disposition of assets	10,365	19,195	18,355
Net cash provided by investing activities	5,453	16,369	11,822
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	16	—	—
Repurchase of shares to satisfy employee tax withholdings	(3,192)	(526)	—
Repayments on revolving credit facilities	(560,186)	(473,349)	(478,630)
Borrowings from revolving credit facilities	599,968	550,270	475,918
Principal payments on mortgage	(19,038)	(37,272)	(42,416)
Payments on capital lease obligations	(3,142)	(2,259)	(1,440)
(Decrease) increase in bank overdrafts	(16,007)	13,020	(725)
Decrease in restricted cash related to the mortgage	40	9,970	20,604
Debt financing costs	(2,900)	(1,683)	(2,721)
Proceeds from stock offering less expenses paid	38,715	—	58,521
Net cash provided by financing activities	34,274	58,171	29,111
(Decrease) increase in cash	(154)	290	(9,399)
Cash and cash equivalents balance, beginning of period	5,188	4,898	14,297
Cash and cash equivalents balance, end of period	$5,034	$5,188	$4,898
Supplemental Cash Flow Information
Net income tax payments during the period	$(332)	$(508)	$(22)
Interest paid during the period	$24,706	$24,288	$28,098
Noncash transactions:
Capital leases	$5,069	$5,238	$3,131

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated		Stockholders’
			Additional	Other		(Deficit)
	Common Stock		Paid-In-	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)
Balance, January 1, 2011	32,668	$327	$147,427	$(7,358)	$(139,405)	$991
Net loss	—	—	—	—	(38,567)	(38,567)
Foreign currency translation adjustment, net of tax	—	—	—	(92)	—	(92)
Unrealized loss from pension plan, net of tax	—	—	—	(14,969)	—	(14,969)
Unrealized gain from cash flow hedge, net of tax	—	—	—	519	—	519
Issuance of restricted stock, net of forfeitures	774	7	—	—	—	7
Issuance of stock related to the rights offering, net of expenses	28,571	286	58,235	—	—	58,521
Compensation related to share-based grants	—	—	2,158	—	—	2,158
Impact of net settled shares for vested grants	—	—	(194)	—	—	(194)
Balance, December 31, 2011	62,013	620	207,626	(21,900)	(177,972)	8,374
Net loss	—	—	—	—	(23,027)	(23,027)
Foreign currency translation adjustment, net of tax	—	—	—	103	—	103
Unrealized loss from pension plan, net of tax	—	—	—	(8,245)	—	(8,245)
Issuance of restricted stock, net of forfeitures	1,875	19	—	—	—	19
Compensation related to share-based grants	—	—	2,730	—	—	2,730
Impact of net settled shares for vested grants	(224)	(2)	(524)	—	—	(526)
Other	—	—	(17)	—	(3)	(20)
Balance, December 29, 2012	63,664	637	209,815	(30,042)	(201,002)	(20,592)
Net loss	—	—	—	—	(40,618)	(40,618)
Foreign currency translation adjustment, net of tax	—	—	—	(161)	—	(161)
Unrealized gain from pension plan, net of tax	—	—	—	13,910	—	13,910
Issuance of restricted stock, net of forfeitures	651	6	—	—	—	6
Issuance of performance shares	628	6	—	—	—	6
Issuance of stock related to rights offerings, net of expenses	22,857	229	38,384	—	—	38,613
Compensation related to share-based grants	—	—	6,117	—	—	6,117
Impact of net settled shares for vested grants	(1,255)	(12)	(3,181)	—	—	(3,193)
Excess tax benefits from share-based compensation arrangements	—	—	16	—	—	16
Other	—	—	(1)	—	(1)	(2)
Balance, January 4, 2014	86,545	$866	$251,150	$(16,293)	$(241,621)	$(5,898)

BLUELINX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Background

Basis of Presentation

BlueLinx Holdings Inc., operating through our wholly-owned subsidiary, BlueLinx Corporation (BlueLinx Holdings Inc. and its subsidiaries are collectively referred to as “BlueLinx” or the “Company”), is a leading distributor of building products in North America, with approximately 1,700 employees as of January 4, 2014.  We offer approximately 10,000 products from over 750 suppliers to service approximately 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our current network of approximately 50 distribution centers.  The Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Fiscal 2013 contained 53 weeks. Fiscal 2012 and fiscal 2011 each contained 52 weeks. Our fiscal quarters are quarters based on a 5-4-4 week period, with the exception of the fourth fiscal quarter of fiscal years containing 53 weeks, which are based on a 5-4-5 week period.

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

	Fiscal Year Ended January 4, 2014	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011
	(Dollars in millions)
Sales by category
Structural products	$968	$806	$705
Specialty products	1,200	1,114	1,068
Unallocated allowances and adjustments	(16)	(12)	(18)
Total sales	$2,152	$1,908	$1,755

Suppliers

As of January 4, 2014, our vendor base included over 750 suppliers of both structural and specialty building products. In some cases, these products are branded. We have supply contracts in place with many of our vendors. Terms for these agreements frequently include prompt payment discounts and freight allowances and occasionally include volume discounts, growth incentives, marketing allowances, consigned inventory and extended payment terms.

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

All revenues are recorded gross. The key indicators used to determine when and how revenue is recorded are as follows:

●	We are the primary obligor responsible for fulfillment and all other aspects of the customer relationship.
●	Title passes from BlueLinx, and we carry all risk of loss related to warehouse and third-party (“reload”) inventory and inventory shipped directly from vendors to our customers.
●	We are responsible for all product returns.
●	We control the selling price for all channels.
●	We select the supplier.
●	We bear all credit risk.

In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. When the inventory is sold by the customer, we recognize revenue on a gross basis. Customer consigned inventory at January 4, 2014, and December 29, 2012 was approximately $10.1 million and $10.3 million, respectively.

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

Restricted Cash

We had restricted cash of $11.7 million and $9.9 million at January 4, 2014, and December 29, 2012, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

The table below provides the balances of each individual component in restricted cash as of January 4, 2014, and December 29, 2012 (in thousands):

	At January 4, 2014	At December 29, 2012
Cash in escrow:
Mortgage	$—	$40
Insurance	7,921	7,906
Other	3,760	1,965
Total	$11,681	$9,911

During fiscal 2013, 2012 and 2011, changes in restricted cash required under our mortgage were classified in the financing section of our Consolidated Statement of Cash Flows.  On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement.  In addition, on a quarterly basis, starting with the fourth quarter of fiscal 2012, additional funds held as collateral under the mortgage agreement were used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, is released to the Company on the last business day of each calendar quarter through the third quarter of fiscal 2014. All funds released pursuant to these provisions may be used by the Company to pay for usual and customary operating expenses. During the period described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.

Concentrations of Credit Risk

Our receivables are principally from customers in the building products industry located in the United States and Canada.  We believe concentration of credit risk with respect to receivables is limited due to the large number of customers comprising our customer base. None of our customers individually constitute more than 10% of fiscal 2013 sales.

Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectability of receivables based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances ultimately will be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At January 4, 2014, and December 29, 2012, these reserves totaled $4.4 million and $4.7 million, respectively.

Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. During the second quarter of fiscal 2013, we recorded in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss a lower of cost or market charge of $3.8 million related to declines in prices for our lumber, oriented strand board (“OSB”) and plywood inventory.  As we sold through inventory impacted by this reserve during the third quarter of fiscal 2013 and prices of lumber, OSB and plywood stabilized, the reserve was reduced to zero as of January 4, 2014.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At January 4, 2014, and December 29, 2012, our damaged, excess and obsolete inventory reserves were $1.8 million and $1.1 million, respectively.  During the second quarter of fiscal 2013, approximately $1.0 million was recorded in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss for damaged, excess and obsolete inventory related to the closure of five distribution centers.  There was $0.3 million of this reserve remaining as of January 4, 2014, related to this inventory.  We discuss the closure or ceasing of operations of these distribution centers, which is included in our 2013 restructuring plan (the “2013 restructuring”), further in “Note 3 – Restructuring Charges”.

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

Consideration Received from Vendors and Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels. We also receive rebates related to price protection and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory to reflect the net acquisition cost (purchase price less expected purchase rebates). At January 4, 2014, and December 29, 2012, the vendor rebate receivable totaled $7.6 million and $9.0 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been immaterial.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales to reflect the net sales (sales price less expected customer rebates). At January 4, 2014, and December 29, 2012, the customer rebate payable totaled $6.3 million and $5.5 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been immaterial.

Shipping and Handling

Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in “Selling, general, and administrative” expenses were $99.7 million, $91.2 million, and $87.9 million for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses of $1.2 million, $1.1 million, and $1.9 million were included in “Selling, general and administrative” expenses for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

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

Given that the restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. Therefore, we have not included 1,618,283, 3,554,738 and 2,361,424 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for fiscal 2013, fiscal 2012, and fiscal 2011, respectively, because all periods reflected net losses.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. During fiscal 2013, we granted 2,969,424 performance shares under our 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) in which shares are issuable upon satisfaction of certain performance criteria. As of January 4, 2014, we assumed that 2,192,868 of these performance shares will vest, net of forfeitures and vestings to date, based on our assumption that meeting the performance criteria is probable. The performance shares are not considered participating shares under the two-class method because they do not receive any non-transferable rights to dividends.  The 2,192,868 performance shares we assume will vest were not included in the computation of diluted earnings per share calculation because they were antidilutive.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. For fiscal 2013, fiscal 2012, and fiscal 2011, we excluded 4,595,650, 4,460,054 and  3,266,740 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive. The unvested share-based awards total excludes the assumed exercise of unexpired stock options.

On March 27, 2013, we completed a rights offering of common stock to our stockholders (the “2013 Rights Offering”) at a subscription price that was lower than the market price of our common stock. The 2013 Rights Offering was deemed to contain a bonus element that is similar to a stock dividend, requiring us to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0894. Weighted average shares for fiscal 2012 prior to giving effect to the 2013 Rights Offering were 60,079,528 and 65,451,808 after application of the adjustment factor above. Weighted average shares for fiscal 2011 prior to giving effect to the 2013 Rights Offering were 43,187,315 and 47,049,102 after application of the adjustment factor above.

Common Stock Dividends

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

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 2 to 18 years for land improvements, 5 to 40 years for buildings, and 3 to 7 years for machinery and equipment, which includes mobile equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income. Depreciation expense totaled $9.1 million for fiscal 2013, $8.4 million for fiscal 2012 and $10.4 million for fiscal 2011.

During fiscal 2013, we sold certain properties with carrying values of $3.9 million, which resulted in gains totaling $5.2 million.  During fiscal 2012, we sold certain properties with carrying values of $7.4 million, which resulted in gains totaling $9.9 million.  These gains are recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Loss .  All of these properties in fiscal 2013 and fiscal 2012 were classified as held for sale.  See Note 4 for discussion of the held for sale properties sold during the year.

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

Our evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual distribution facility. In the event of indicators of impairment, the assets of the distribution facility are evaluated by comparing the facility’s undiscounted cash flows over the estimated useful life of the asset, which ranges between 5-40 years, to its carrying value. If the carrying value is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying value of the asset and the estimated fair market value. Impairment losses are recorded as a component of “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Loss .

Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. In the event that undiscounted cash flows do not exceed the carrying value of a facility, our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a two year average of cash flows based on 2013 EBITDA and 2014 projected EBITDA, which includes a growth factor assumption, to estimate undiscounted cash flows. These assumptions used to determine impairment are considered to be level 3 measurements in the fair value hierarchy as defined in Note 13.

While operating results have declined during the past several years as they are closely tied to U.S. housing starts, during fiscal 2012 we began to see signs of a housing recovery, and our results have improved; however, our sales are still below normal levels.  To the extent that reductions in volume and operating income have resulted in impairment indicators, in all cases our carrying values continue to be less than our projected undiscounted cash flows. As such, we have not identified significant known trends impacting the fair value of long-lived assets to an extent that would indicate impairment.

During the first quarter of fiscal 2011 our Newtown, CT facility was damaged due to severe winter weather. As a result of the damage to the facility and its contents we received approximately $5.8 million in proceeds from the insurance company comprised of $2.2 million related to the damaged building, $2.4 million related to damaged and destroyed inventory and $1.2 million related to the recovery of additional expenses incurred as a result of the damage. Cash received related to the damaged building was classified as an investing cash inflow in our Consolidated Statement s of Cash Flows and used to reduce the principal of our mortgage. All other cash inflows related to the insurance settlement were classified as operating cash flows in our Consolidated Statement s of Cash Flows. The majority of the remaining cash inflows were used to fund costs incurred related to the Newtown loss. We recognized a $1.4 million gain in fiscal 2011 of which $1.2 million related to the damaged building and $0.2 million related to the recovery of gross margin on the inventory. We recorded the gain at the time that the recovery of the minimum expected proceeds under our insurance policy became probable and was estimable. This gain was recorded in “Selling, general and administrative expenses” in our Consolidated Statement s of Operations and Comprehensive Loss .

Share-Based Compensation

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent market and performance conditions are considered probable. The calculation of fair value related to share-based compensation is subject to certain assumptions discussed in more detail in Note 7. Management updates such estimates when circumstances warrant. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Loss .

Income Taxes

Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income.  We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized.  In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions required significant judgment about the forecasts of future taxable income.  When we considered all of the available positive and negative evidence, when based on the weight of all available evidence, we believe it is more likely than not that some or all of our deferred tax assets will not be realized. Such amounts are disclosed in Note 5 of the Notes to the Consolidated Financial Statements .

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

We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities.  We have recorded income tax and related interest liabilities where we believe our position may not be sustained.  Such amounts are disclosed in Note 5 of the Notes to the Consolidated Financial Statements .

Foreign Currency Translation

The functional currency for our Canadian operations is the Canadian dollar. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in stockholders’ equity. Foreign currency transaction gains and losses are reflected in the Consolidated Statements of Operations and Comprehensive Loss . Accumulated other comprehensive loss at January 4, 2014, and December 29, 2012 included the accumulated gain from foreign currency translation (net of tax) of $1.6 million and $1.8 million, respectively.

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

Reclassifications

During fiscal 2012, we classified certain amounts, which had historically been presented as “Property, plant and equipment investments” in the “Cash flows from investing activities” section of the Consolidated Statements of Cash Flows to “Other” changes in the “Cash flows from operating activities” section of the Consolidated Statements of Cash Flows. To conform the historical presentation to the current and future presentation, we reclassified similar items in prior periods from “Net cash (used in) provided by investing activities” to “Net cash used in operating activities” in our Consolidated Statements of Cash Flows. The presentation of these same items during fiscal 2013 is consistent with the adjusted presentation in fiscal 2012 and will be going forward.

New Accounting Standards

In the first quarter of fiscal 2013, the Financial Accounting Standards Board (the “FASB”) issued an amendment to previously issued guidance which requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). The update also requires companies to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period, companies must cross-reference in a note to other required disclosures. The amendments are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted this guidance during the first quarter of fiscal 2013; refer to “Note 17 – Accumulated Other Comprehensive Loss” for the required disclosures.

There were no other accounting pronouncements adopted during fiscal 2013 that had a material impact on our financial statements.

3. Restructuring Charges

We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property).  We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits when management has committed to a plan, due to the existence of a post employment benefit agreement. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended January 4, 2014, December 29, 2012, and December 31, 2011, and in “Accrued compensation” on the Consolidated Balance Sheets at January 4, 2014 and December 29, 2012.

2013 Facility Lease Obligation and Severance Costs

During the second quarter of fiscal 2013, we announced the 2013 restructuring which included the realignment of headquarters resources and the strategic review of our distribution centers.  This review resulted in the Company designating five distribution centers to be sold or closed.  These distribution centers were closed or ceased operations during the third quarter of fiscal 2013.  During the second quarter of fiscal 2013, we also announced that George R. Judd no longer would serve as President and Chief Executive Officer of the Company (the “change in executive leadership”).  In connection with the 2013 restructuring and the change in executive leadership the Company has recognized severance related charges of $5.6 million and $2.9 million of related share-based compensation charges in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss during fiscal 2013.  In addition, the Company has recognized facility lease obligation charges of $1.3 million for two closed facilities in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss during fiscal 2013.

The table below summarizes the balance of reduction in force activities and the related accrued facility lease obligation reserve and the changes in the accrual for fiscal 2013 (in thousands):

	Reduction in Force Activities	Facility Lease Obligation	Total
Balance at December 29, 2012	$—	$—	$—
Charges	5,709	1,398	7,107
Assumption changes	(102)	(77)	(179)
Payments	(3,057)	(402)	(3,459)
Accretion of Liability	—	9	9
Balance at January 4, 2014	$2,550	$928	$3,478

In addition to the charges described above, as a result of the 2013 restructuring we recorded approximately $1.4 million of other restructuring related charges, which were recorded in “Selling, general and administrative” expenses in the Consolidated Statement of Operations and Comprehensive Loss during fiscal 2013.

During the first quarter of fiscal 2013, we completed the transition of our Fremont, California operation to our new facility in Stockton, California.  We incurred approximately $0.8 million of transition costs related to this move which are recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss in the first nine months of fiscal 2013.

During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, Georgia related to the unoccupied 4100 building, which was exited during fiscal 2007. This amendment released us from our obligations with respect to this unoccupied space as of January 31, 2012, in exchange for a $5.0 million space remittance fee, which was paid in the first quarter of fiscal 2012. We also paid $0.9 million in the third quarter of fiscal 2012 and paid an additional $0.3 million in the first quarter of fiscal 2014 related to contractually obligated tenant improvement reimbursement expense. As of January 4, 2014 and December 29, 2012, there was a remaining balance of this accrued facility consolidation reserve of $0.3 million. The provisions relating to the occupied 4300 building remain unchanged. Under the existing provisions, the current term of the lease ends on January 31, 2019.

4. Assets Held for Sale and Net Gain on Disposition

We have certain assets that we have designated as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of January 4, 2014, and December 29, 2012, total assets held for sale were $2.6 million and $1.6 million, respectively, and were included in “Other current assets” in our Consolidated Balance Sheets. During the second quarter of fiscal 2013, we designated the Denver, Colorado sales center and the Sioux Falls, South Dakota distribution center as held for sale.  We finalized the sale of the owned Denver, Colorado sales center, which had a carrying value of $3.3 million, during the third quarter. We finalized the sale of the Sioux Falls facility, which had a carrying value of $0.6 million, during the fourth quarter of fiscal 2013.  We also designated one of our distribution centers as held for sale during the second quarter of fiscal 2013.  This property has a total carrying value of $1.9 million, and we plan to finalize a sale of the facility within the next 12 months.  We continue to actively market all properties that are designated as held for sale.

During fiscal 2013 we recognized a gain of $5.0 million on the sale of the Denver, Colorado sales center and the Sioux Falls, South Dakota facility. This gain was net of $0.5 million of capitalized broker commissions related to the Denver, Colorado sales center lease that were written off during the period.  This gain was recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss.  We recognized an additional gain related to the sale of our Fremont, California location during fiscal 2013 of approximately $0.2 million.  The gain was related to seller’s proceeds that were held by the title company for certain remediation activities that were settled during the first quarter of fiscal 2013.

5. Income Taxes

Our (benefit from) provision for income taxes consists of the following:

	Fiscal Year Ended January 4, 2014	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011
	(In thousands)
Federal income taxes:
Current	$(492)	$16	$(89)
Deferred	(7,385)	—	—
State income taxes:
Current	192	334	759
Deferred	(1,343)	—	—
Foreign income taxes:
Current	19	56	317
Deferred	(4)	(20)	(25)
(Benefit from) provision for income taxes	$(9,013)	$386	$962

The federal statutory income tax rate was 35%. Our provision for (benefit from) income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year Ended January 4, 2014	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011
	(In thousands)
Benefit from income taxes computed at the federal statutory tax rate	$(17,371)	$(7,924)	$(13,162)
Benefit from state income taxes, net of federal benefit	(1,991)	(866)	(1,296)
Valuation allowance change	19,445	8,820	14,498
Nondeductible items	270	484	806
Benefit from allocation of income taxes to other comprehensive income (loss)	(8,726)	—	—

Other	(640)	(128)	116
(Benefit from) provision for income taxes	$(9,013)	$386	$962

Our income before provision for income taxes for our Canadian operations was $0.1 million, $0.1 million and $0.9 million for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

For fiscal 2013, we recognized tax benefit of $9.0 million. The benefit recognized for the year is primarily comprised of $8.7 million of deferred income tax benefit resulting from the allocation of income tax expense to other comprehensive income (loss). In addition, we recognized an income tax benefit related to the reversal of a $0.6 million reserve for an uncertain tax position due to the expiration of the statue of limitations. Finally, we recognized current state income tax expense of $0.3 million related to earnings generated on a separate company basis.

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

In accordance with the intraperiod tax allocation provisions of U.S. GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In fiscal 2013, a non-cash tax benefit on the loss from continuing operations of $8.7 million, which was offset in full by income tax expense, was recorded in other comprehensive income. In fiscal 2012 and fiscal 2011, there was no intraperiod tax allocation due to the fact that there was a loss in other comprehensive income for the period. While the income tax benefit from continuing operations is reported in our Consolidated Statements of Operations and Comprehensive Loss , the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive loss, which is a component of stockholders’ equity.

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

In our evaluation of the weight of available evidence, we considered recent reported losses as negative evidence which carried substantial weight. Therefore, we considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence associated with the losses incurred. The positive evidence considered included:

●	taxable income in prior carryback years, if carryback is permitted under the tax law;

●	future reversals of existing taxable temporary differences;

●	tax planning strategies; and

●	future taxable income exclusive of reversing temporary differences and carryforwards.

During fiscal 2013 and 2012, we weighed all available positive and negative evidence and concluded the weight of the negative evidence of a three year cumulative loss continued to outweigh the positive evidence.  Based on the conclusions reached, we maintained a full valuation allowance during 2013 and 2012.

The components of our net deferred income tax assets (liabilities) are as follows:

	January 4, 2014	December 29, 2012
	(In thousands)
Deferred income tax assets:
Inventory reserves	$2,832	$2,816
Compensation-related accruals	4,893	5,838
Accruals and reserves	1,030	92
Accounts receivable	1,291	1,327
Restructuring costs	488	118
Pension	8,245	16,936
Benefit from NOL carryovers(1)	70,169	52,088
Other	703	695
Total gross deferred income tax assets	89,651	79,910
Less: Valuation allowances	(88,279)	(78,050)
Total net deferred income tax assets	$1,372	$1,860
Deferred income tax liabilities:
Intangible assets	—	(60)
Property and equipment	(365)	(1,065)
Other	(1,006)	(739)
Total deferred income tax liabilities	(1,371)	(1,864)
Deferred income tax assets (liabilities), net	$1	$(4)

(1)	Our federal NOL carryovers are $168.1 million and will expire in 15 to 20 years. Our state NOL carryovers are $232.2 million and will expire in 1 to 20 years.

Activity in our deferred tax asset valuation allowance for fiscal 2013 and fiscal 2012 was as follows (in thousands):

	Fiscal Year Ended January 4, 2014	Fiscal Year Ended December 29, 2012
Balance at beginning of the year	$78,050	$66,793
Valuation allowance removed for taxes related to:
Income before income taxes	—	—
Valuation allowance provided for taxes related to:
Loss before income taxes	10,229	11,257
Effect of a change in judgment	—	—
Balance at end of the year	$88,279	$78,050

We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands)
Balance at January 1, 2011	$677
Increases related to current year tax positions	—
Additions for tax positions in prior years	196
Reductions for tax positions in prior years	—
Settlements	—
Balance at December 31, 2011	873
Increases related to current year tax positions	—
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	—
Reductions due to lapse of applicable statue of limitations	(47)
Settlements	—
Balance at December 29, 2012	826
Increases related to current year tax positions	—
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	—
Reductions due to lapse of applicable statute of limitations	(567)
Settlements	—
Balance at January 4, 2014	$259

Included in the unrecognized tax benefits at January 4, 2014 and December 29, 2012 were $0.3 million and $0.8 million, respectively, of tax benefits that, if recognized, would reduce our annual effective tax rate.  We also accrued an immaterial amount of interest related to these unrecognized tax benefits during 2013 and 2012, and this amount is reported in “Interest expense” in our Consolidated Statements of Operations and Comprehensive Loss . We do not expect our unrecognized tax benefits to change materially over the next 12 months.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2010 through 2013 tax years generally remain subject to examination by federal and most state and foreign tax authorities.

6. Receivables

We have a diversified customer base concentrated in the building products business. Credit risk is monitored and provisions for expected losses are provided as determined necessary by management. We generally do not require collateral.

The following reflects our activity in receivables related reserve accounts:

	Beginning Balance	Expense/ (Income)	Write offs and Other, Net	Ending Balance
	(In thousands)
Fiscal 2011
Allowance for doubtful accounts and related reserves	$5,715	$2,576	$(3,156)	$5,135
Fiscal 2012
Allowance for doubtful accounts and related reserves	$5,135	$2,034	$(2,449)	$4,720
Fiscal 2013
Allowance for doubtful accounts and related reserves	$4,720	$1,581	$(1,942)	$4,359

7. Stock-Based Compensation

We have two stock-based compensation plans covering officers, directors and certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants, upon the exercise of options, upon the granting of restricted stock or upon the vesting of performance shares, out of the total amount of common shares authorized for issuance under the 2004 Plan or the 2006 Plan.

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

During fiscal 2013, the Compensation Committee granted 1,202,185 restricted shares of our common stock to certain of our officers and directors.  Due to the change in executive leadership, 1,081,071 restricted shares vested.  In addition, 378,629 restricted shares of certain other executives vested as a result of the 2013 restructuring.  Restricted shares of 2,587,452 vested in fiscal 2013 due to the completion of the vesting term and the modification related to the change in executive leadership and the 2013 restructuring.  In addition, in fiscal 2013 the Compensation Committee granted certain of our executive officers and directors awards of performance shares of our common stock. These performance share awards, which totaled 2,969,424, and vest in three equal tranches, are contingent upon the successful achievement of certain financial and strategic goals approved by the Compensation Committee.  In conjunction with the change in executive leadership and the 2013 restructuring, performance shares of 627,320 vested due to the removal of vesting and performance criteria. There were no stock options granted during fiscal 2013, 2012 or fiscal 2011.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Loss .

As of January 4, 2014, there was $1.4 million and $4.4 million of total unrecognized compensation expense related to restricted stock and performance shares, respectively. The unrecognized compensation expense is expected to be recognized over weighted average term of 1.4 years and 1.5 years for restricted stock and performance shares, respectively. As of December 29, 2012, there was $2.5 million of total unrecognized compensation expense related to restricted stock.  There was no future compensation expense remaining for options as of January 4, 2014 and December 29, 2012.  As of January 4, 2014, the weighted average remaining contractual term for our options, restricted stock, and performance shares was 4.1 years, 1.2 years and 1.2 years, respectively. As of December 29, 2012, the weighted average remaining contractual term for our options and restricted stock was 4.9 years and 1.4 years, respectively.  The maximum contractual term for stock options, restricted stock, and performance shares  is 10 years, 1 to 3 years, and 1 to 3 years, respectively.

For fiscal 2013, fiscal 2012 and fiscal 2011, our total stock-based compensation expense was $6.1 million, $2.8 million, and $2.0 million, respectively.  We also recognized related income tax benefits of $2.4 million, $1.1 million and $0.8 million, respectively which has been offset by a valuation allowance.  Approximately $2.9 million of total stock-based compensation during fiscal 2013 is related to the 2013 restructuring and the change in executive leadership.

The total fair value of the options vested in fiscal 2011 was $0.7 million. There were no options vested in fiscal 2012 and fiscal 2013.  For restricted stock, the total fair value vested in 2013, fiscal 2012 and fiscal 2011 was $6.4 million, $2.3 million and $2.2 million, respectively. For performance shares, the total fair value vested in 2013 was $1.5 million.

There were no stock option exercises during fiscal 2013, fiscal 2012 or fiscal 2011. We present the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow in our Consolidated Statements of Cash Flows when present.  There were $16 thousand excess tax benefits in fiscal 2013. There were no excess tax benefits in fiscal 2012 and fiscal 2011.

On December 30, 2013, the Compensation Committee approved an amendment to the 2013 Performance Share Award Agreement under the 2006 Plan (the “2013 Amendment”).  The 2013 Amendment provides that the first tranche of the performance shares granted during fiscal 2013 will vest in fiscal 2014, despite the original performance criteria not being achieved.  The 2013 Amendment was determined to be a modification of the award and an adjustment related to the difference in fair value was recorded in fiscal 2013.  The related awards will vest in fiscal 2014.

On December 14, 2010, the Compensation Committee approved an amendment to the 2008 Performance Share Award Agreement under the 2006 Plan (the “2010 Amendment”).  The 2010 Amendment provides that the Company may, at the discretion of the Compensation Committee, settle grants pursuant to Performance Share Award Agreements either in (i) one share of common stock of the Company for each Performance Share (as defined in the 2006 Plan) earned or (ii) a lump sum cash payment equal to the Fair Market Value (as defined in the 2006 Plan) of one share of common stock of the Company for each Performance Share earned. The 2010 Amendment was determined to be a modification of the award and an adjustment related to the difference in fair value was recorded in fiscal 2010. The award, which impacts eight employees, was classified as a liability award and was marked to market.  On January 1, 2011, the fair value of these awards was based on the closing price of our common stock on December 31, 2010 of $3.66.  These awards were settled in cash on January 7, 2011.  Our restricted stock units were also settled in cash upon vesting and were considered liability awards.  Therefore, these are not included in the computation of the basic and diluted earnings per share.

The tables below summarize activity and include certain additional information related to our outstanding employee stock options for the three years ended January 4, 2014.  There have been no new employee stock option grants for the three years ended January 4, 2014.

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2011	924,815	$6.31
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(19,499)	12.53
Options outstanding at December 31, 2011	905,316	6.18
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Options outstanding at December 29, 2012	905,316	6.18
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(120,816)	13.58
Options outstanding at January 4, 2014	784,500	5.05
Options exercisable at January 4, 2014	784,500	$5.05

	Outstanding			Exercisable
Price Range	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in Years)	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (in Years)
$4.66	750,000	$4.66	4.2	750,000	$4.66	4.2
$11.40-$14.01	34,500	$13.25	2.3	34,500	$13.25	2.3
	784,500		4.1	784,500		4.1

The following tables summarize activity for our performance shares, restricted stock awards and restricted stock unit awards during fiscal 2013, fiscal 2012 and fiscal 2011:

	Restricted Stock		Performance Shares	Restricted Stock Units
		Weighted
	Number of	Average Fair	Number of	Number of
	Awards	Value	Awards	Awards (1)
Outstanding at January 1, 2011(2)	1,914,288	2.67	240,835	127,950
Granted	819,240	3.14	—	—
Vested(2)	(364,303)	6.16	(240,835)	(63,200)
Forfeited	(7,801)	3.26	—	(15,400)
Outstanding at December 31, 2011	2,361,424	3.22	—	49,350
Granted	2,067,835	1.52	—	—
Vested	(681,484)	3.39	—	(48,250)
Forfeited	(193,037)	2.76	—	(1,100)
Outstanding at December 29, 2012	3,554,738	1.22	—	—
Granted(3)	1,202,185	3.15	2,969,424	—
Vested(3)	(2,587,452)	2.48	(627,320)	—
Forfeited(3)	(551,188)	2.28	(149,236)	—
Outstanding at January 4, 2014(3)	1,618,283	$2.50	2,192,868	—

(1)
The restricted stock units were settled in cash. The fair value of these awards was marked-to-market each reporting period through the date of settlement.  During fiscal 2012 and fiscal 2011, certain restricted stock units vested and approximately $0.1 million and $0.2 million, respectively, was paid out to settle these awards.

(2)
During fiscal 2011 certain performance shares vested and approximately $0.9 million was paid out to settle these awards. The fair value of these shares was marked to market each reporting period through the settlement date.

(3)
The performance shares granted in 2013 will be settled in shares of common stock of the Company. The weighted average fair value for performance shares granted, vested, and forfeited was $2.95, $2.36, and $3.13, respectively. The weighted average fair value for performance shares outstanding as of January 4, 2014 is $2.55.

8. Employee Benefits

Defined Benefit Pension Plans

Most of our hourly employees participate in noncontributory defined benefit pension plans, which include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law.  We believe that each multiemployer pension plan is immaterial to our financial statements and that we represent an immaterial portion of the total contributions and future obligations of these plans. Contributions to multiemployer plans are generally based on negotiated labor contracts. We contributed $1.3 million, $1.3 million, and $1.2 million to union administered multiemployer pension plans for fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service.

The following tables set forth the change in projected benefit obligation and the change in plan assets for the hourly pension plan:

	January 4, 2014	December 29, 2012
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$114,330	$99,425
Service cost	2,193	1,878
Interest cost	4,750	4,885
Actuarial (gain) loss	(10,710)	12,183
Curtailment	(910)	—
Benefits paid	(4,729)	(4,041)
Projected benefit obligation at end of period	104,924	114,330
Change in plan assets:
Fair value of assets at beginning of period	67,760	63,896
Actual return on plan assets	13,536	6,758
Employer contributions	472	1,147
Benefits paid	(4,729)	(4,041)
Fair value of assets at end of period	77,039	67,760
Net (unfunded) status of plan	$(27,885)	$(46,570)

We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. During fiscal 2012 and fiscal 2011 this amount was offset by a valuation allowance. On January 4, 2014, we measured the fair value of our plan assets and benefit obligations. As of January 4, 2014, and December 29, 2012, the net unfunded status of our benefit plan was $27.9 million and $46.6 million, respectively. These amounts were included in “Other non-current liabilities” on our Consolidated Balance Sheets. The net adjustment to other comprehensive loss for fiscal 2013, fiscal 2012, and fiscal 2011 was a $13.9 million gain ($22.8 million gain, net of tax of $8.9 million), $8.2 million loss ($8.2 million loss, net of tax, offset by a valuation allowance), $15.0 million loss ($15.0 million loss, net of tax, offset by a valuation allowance), respectively, which represents the net unrecognized actuarial gain (loss) and unrecognized prior service cost.

The decrease in the unfunded obligation for the period was approximately $18.7 million and was comprised of $10.7 million of actuarial gains, $13.5 million of asset returns, a decrease of $0.9 million to the liability related to freezing our non-union pension plan and $0.5 million of pension contributions.  These changes were offset by an increase in the projected benefit obligation of $6.9 million due to current year service and interest cost.  The main driver of the decrease in the liability related to the actuarial (gain) loss was the change in the underlying discount rate assumption which increased from 4.24% in fiscal 2012 to 5.00% in fiscal 2013.   The net periodic pension costs also increased to $4.6 million in fiscal 2013 from $3.9 million in fiscal 2012 and was primarily driven by an increase in the amortization of the actuarial loss attributable to the decrease in the discount rate from 5.02% in fiscal 2011 to 4.24% in 2012.

The freeze of the non-union pension plan resulted in a reduction in future years of service for the active participants in the plan, which triggered a curtailment.  An immaterial amount of unrecognized prior service costs were recognized in the Consolidated Statements of Operations and Comprehensive Loss during fiscal 2013 as a result of this event.  In addition, there was a curtailment gain from the event which resulted in a decrease to the projected benefit obligation of $0.9 million.

The unfunded status and the amounts recognized on our Consolidated Balance Sheets for the hourly pension plan are set forth in the following table:

	January 4, 2014	December 29, 2012
	(In thousands)
Unfunded status	$(27,885)	$(46,570)
Unrecognized prior service cost	1	2
Unrecognized actuarial loss	14,656	37,459
Net amount recognized	$(13,228)	$(9,109)
Amounts recognized on the balance sheet consist of:
Accrued pension liability	(27,885)	(46,570)
Accumulated other comprehensive loss (pre-tax)	14,657	37,461
Net amount recognized	$(13,228)	$(9,109)

The portion of estimated net loss for the hourly pension plan that is expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year is $0.8 million. The expected amortization of prior service cost recognized into net periodic cost over the next fiscal year is immaterial.

The accumulated benefit obligation for the hourly pension plan was $103.7 million and $111.1 million at January 4, 2014, and December 29, 2012, respectively.

Net periodic pension cost for our pension plans included the following:

	Fiscal Year Ended January 4, 2014	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011
	(In thousands)
Service cost	$2,193	$1,878	$2,091
Interest cost on projected benefit obligation	4,750	4,885	4,609
Expected return on plan assets	(5,225)	(4,897)	(5,505)
Amortization of unrecognized loss	2,873	2,077	579
Amortization of unrecognized prior service cost	—	—	—
Net periodic pension cost	$4,591	$3,943	$1,774

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	January 4, 2014	December 29, 2012
Projected benefit obligation:
Discount rate	5.00%	4.24%
Average rate of increase in future compensation levels	Graded 5.5%-2.5%	3.00%
Net periodic pension cost
Discount rate	4.24%	5.02%
Average rate of increase in future compensation levels	3.00%	3.00%
Expected long-term rate of return on plan assets	7.85%	7.85%

Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions specified above. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates.

As indicated in the table above, we used a discount rate of 5.00% to compute the projected benefit obligation, which was determined by the matching of plan liability cash flows to a portfolio of bonds.  A change in the discount rate of 25 basis points, from 5.00% to 5.25%, while holding all other assumptions constant, would have resulted in a reduction in the Company’s projected benefit obligation of approximately $3.1 million in 2013.

As indicated in the table above, we used an estimated rate of future compensation increases of graded 5.5% - 2.5% to compute the projected benefit obligation.  A change in the rate of 25 basis points, from graded 5.5% - 2.5% to graded 5.75% - 2.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s projected benefit obligation of less than $0.1 million in 2013.

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

Upon calculation of the historical risk premium for each asset class, an expected rate of return can be established based on assumed 90-day Treasury bill rates. Based on the normal asset allocation structure of the portfolio (65% equities, 30% fixed income, and 5% other) with historical compound annualized risk free rate of 3.78%, the expected overall portfolio return is 8.35% offset by 0.5% expense estimate resulting in a 7.85% net long term rate of return as of January 4, 2014.

Our percentage of fair value of total assets by asset category as of our measurement date is as follows:

Asset Category	January 4, 2014	December 29, 2012
Equity securities — domestic	55%	56%
Equity securities — international	16%	9%
Fixed income	24%	31%
Other	5%	4%
Total	100%	100%

The fair value of our plan assets by asset category as of January 4, 2014 was as follows (in thousands):

Asset Category	Level 1
Equity securities — domestic	$42,710
Equity securities — international	12,067
Fixed income	18,836
Other	3,426
Total	$77,039

The fair value of our plan assets by asset category as of December 29, 2012 was as follows (in thousands):

Asset Category	Level 1
Equity securities — domestic	$37,623
Equity securities — international	6,304
Fixed income	20,848
Other	2,985
Total	$67,760

The plan assets are valued using quoted market prices in active markets and we consider the investments to be Level 1 in the fair value hierarchy.  See Note 13 for a discussion of the levels of inputs to determine fair value.

Investment policy and strategy

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments will be to maximize the long-term real growth of fund assets, while the role of fixed income investments will be to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We review this investment policy statement at least once per year. In addition, the portfolio will be reviewed quarterly to determine the deviation from target weightings and will be rebalanced as necessary. Target allocations for fiscal 2014 are 50% domestic and 15% international equity investments, 30% fixed income investments, and 5% cash. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class.

Our estimated future benefit payments reflecting expected future service are as follows (in thousands):

Fiscal Year Ending	(In thousands)
January 3, 2015	4,998
January 2, 2016	5,332
December 31, 2016	5,641
December 30, 2017	5,914
December 29, 2018	6,206
Thereafter	34,372

The Company’s minimum required contribution for plan year 2012 was $3.2 million.  In an effort to preserve additional cash for operations, we applied for a waiver from the Internal Revenue Service (“IRS”) for our 2012 minimum required contribution.  Although the Company’s outside counsel has been notified by the IRS that its waiver request has been preliminarily approved and that the IRS is in the process of finalizing the waiver request, no assurances can be provided that the waiver request will be granted until the Company receives final approval from the IRS.  If we are granted the requested waiver, our contributions for 2012 will be amortized over the following five years, increasing our future minimum required contributions.

The Company’s minimum required contribution for plan year 2013 was estimated to be $6.0 million, assuming we receive the requested waiver.   During the second quarter of fiscal 2013, we contributed certain qualifying employer real property to the hourly pension plan. The properties, including certain land and buildings, are located in Charleston, S.C. and Buffalo, N.Y., and were valued at approximately $6.8 million by independent appraisals prior to the contribution.  The contribution was recorded by the hourly pension plan at the fair market value of $6.8 million.  We are leasing back the contributed properties for an initial term of twenty years with two five-year extension options and continue to use the properties in our distribution operations.  Each lease provides us a right of first refusal on any subsequent sale by the hourly pension plan and a repurchase option.  The hourly pension plan engaged an independent fiduciary who evaluated the transaction on behalf of the hourly pension plan, negotiated the terms of the property contribution and the leases, and also manages the properties on behalf of the hourly pension plan.  Depending on whether the 2012 waiver is granted, portions of the property contribution may be designated to either the 2012 or 2013 plan year.  If the waiver is not granted, it may be necessary to contribute an additional $2.2 million on or before September 15, 2014 to fully satisfy the 2012 and 2013 minimum required contributions.

We determined that the contribution of the properties does not meet the accounting definition of a plan asset within the scope of relevant accounting guidance.  Accordingly, the contributed properties are not considered a contribution for financial reporting purposes and, as a result, are not included in plan assets and have no impact on the net pension liability recorded on our Consolidated Balance Sheets.  We continue to depreciate the carrying value of the properties in our financial statements, and no gain or loss was recognized at the contribution date for financial reporting purposes.  Rent payments will be made on a monthly basis and will be recorded as contributions to the hourly pension plan, of which $0.5 million has been recorded as of January 4, 2014.  These rental payments will reduce our unfunded obligation to the hourly pension plan.

We currently are required to make three quarterly cash contributions during fiscal 2014 of $1.5 million each related to our 2014 minimum required contribution.

Defined Contribution Plans

Our employees also participate in several defined contribution plans. Contributions to the plans are based on employee contributions and compensation. Contributions to the hourly defined contribution plan totaled $0.1 million, $0.1 million, and $0.1 million for fiscal 2013, fiscal 2012, and fiscal 2011, respectively. During fiscal 2009, we suspended the Company matching contributions to our defined salaried contribution plan as part of our cost reduction initiatives.  The Company match was reinstated on January 1, 2012. Contributions to the salaried defined contribution plan totaled $1.1 million and $1.0 million for fiscal 2013 and fiscal 2012, respectively.

9. Inventory Reserve Accounts

The following reflects our activity for inventory reserve accounts (in thousands):

	Beginning Balance	Expense	Write-offs and Other, net	Ending Balance
Fiscal 2011
Obsolescence/damaged inventory reserve	$1,670	$2,309	$(2,487)	$1,492
Lower of cost or market reserve	$—	$—	$—	$—
Fiscal 2012
Obsolescence/damaged inventory reserve	$1,492	$3,625	$(3,991)	$1,126
Lower of cost or market reserve	$—	$—	$—	$—
Fiscal 2013
Obsolescence/damaged inventory reserve	$1,126	$4,783	$(4,111)	$1,798
Lower of cost or market reserve	$—	$3,843	$(3,843)	$—

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

On March 27, 2013, we concluded the 2013 Rights Offering. The 2013 Rights Offering was fully subscribed and resulted in net proceeds of approximately $38.6 million. Remaining expenses to be paid related to the 2013 Rights Offering as of January 4, 2014 totaled $0.1 million. We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

On July 22, 2011, we concluded an offering of our common stock to our stockholders (the “2011 Rights Offering”).  The 2011 Rights Offering was fully subscribed and resulted in net proceeds of approximately $58.0 million.  We issued 28.6 million shares of stock to our stockholders in conjunction with the 2011 Rights Offering.

As of January 4, 2014, we had outstanding borrowings of $207.9 million and excess availability of $44.5 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.7% at January 4, 2014.   As of December 29, 2012, we had outstanding borrowings of $169.5 million and excess availability of $86.0 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.1% at December 29, 2012.  As of January 4, 2014 and December 29, 2012, we had outstanding letters of credit totaling $3.6 million and $4.5 million, respectively, for the purposes of securing collateral requirements under casualty insurance programs and for guaranteeing lease and certain other obligations. The $3.6 million in outstanding letters of credit as of January 4, 2014 does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of January 4, 2014, our U.S. revolving credit facility, as amended, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $31.8 million or the amount equal to 12.5% of the lesser of the borrowing base or $447.5 million (the “Excess Availability Threshold”).  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of January 4, 2014 and through the time of the filing of this Form 10-K, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest level of fiscal month-end availability in the last three years as of January 4, 2014 was $44.5 million, which is the excess availability as of that date.  We do not anticipate our excess availability in fiscal 2014 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

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

On August 16, 2013, we entered into an amendment to our Canadian revolving credit facility (the “Canadian revolving credit facility”), which became effective on that date.  The Amendment modifies the maturity date under the Credit Agreement to the earlier of (i) August 12, 2016 or the (ii) maturity date of the U.S. revolving credit facility.  All other terms of the Canadian revolving credit facility remain the same.

As of January 4, 2014, we had outstanding borrowings of $3.3 million and excess availability of $1.3 million under the terms of our Canadian revolving credit facility.  As of December 29, 2012, we had outstanding borrowings of $1.9 million and excess availability of $2.0 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at January 4, 2014 and December 29, 2012.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of January 4, 2014 and through the time of the filing of this Form 10-K, we were in compliance with all covenants under this facility

11. Mortgage

We have a $295 million mortgage loan with the German American Capital Corporation. The mortgage has a term of ten years and is secured by 50 distribution facilities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wachovia Bank, National Association and both lenders securitized their Notes in separate commercial mortgage backed securities pools in 2006. As of January 4, 2014 and December 29, 2012, the balance on our mortgage loan was $186.9 million and $206 million, respectively.

On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  In addition, on the last business day of each calendar quarter, starting with the fourth quarter of fiscal 2012, additional funds held as collateral under the mortgage agreement will be used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, will be released to the Company on the last business day of each calendar quarter through the third quarter of fiscal 2014.  All funds released pursuant to these provisions may only be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.  Under the terms of our mortgage, we are required to transfer certain funds to be held as collateral. Approximately $6.3 million of funds held in collateral were used to prepay indebtedness under the mortgage agreement during fiscal 2013.  Approximately $2.7 million of cash held in collateral were released to the Company during fiscal 2013 to pay for usual and customary operating expenses.  We expect to transfer approximately $13.2 million as collateral during the next twelve month period, approximately $7.3 million of which will be remitted to us on a quarterly basis to pay for usual and customary operating expenses.  In conjunction with the modification of our mortgage agreement we incurred approximately $0.3 million in fees that were capitalized and are being amortized over the remaining term of the mortgage.

During the third quarter of fiscal 2013, we sold our sales center in Denver, Colorado and increased the restricted cash related to our mortgage by $8.4 million, which represents the allocated mortgage related to the property.  During the fourth quarter of fiscal 2013, we sold our Sioux Falls, South Dakota facility and increased the restricted cash related to our mortgage by $1.9 million, which represents the allocated mortgage related to the property.  This restricted cash for both locations was used to pay down the outstanding principal of the mortgage in the fourth quarter of fiscal 2013.  During the first quarter of fiscal 2012, we sold certain parcels of excess land. As a result of the sale of one of these parcels, we increased the amount of restricted cash required to be held in connection with our mortgage by $0.3 million. In addition, during the third quarter of fiscal 2012, we sold our facility in Fremont, California and increased the restricted cash related to our mortgage by $12.8 million.  This restricted cash was used to pay down the mortgage in the fourth quarter of fiscal 2012.

The mortgage loan required interest-only payments through June 2011, at which time we began making payments on the outstanding principal balance. The balance of the loan outstanding at the end of ten years will then become due and payable. The principal will be paid in the following increments (in thousands):

2014	$2,761
2015	2,744
2016	181,438
2017	—
2018	—
Thereafter	—
Total	$186,943

12.  Derivatives

On June 12, 2006, we entered into an interest rate swap agreement with Goldman Sachs Capital Markets, to hedge against interest rate risks related to our variable rate U.S. revolving credit facility. The interest rate swap was terminated in March of 2011. Due to the termination of the swap in fiscal 2011, the fair value of the swap as of December 31, 2011 was zero. Changes associated with the ineffective interest rate swap recognized in the Consolidated Statement s of Operations and Comprehensive Loss for fiscal 2011 were approximately $1.7 million of income and were comprised of amortization of the remaining accumulated other comprehensive loss of the ineffective swap of $0.5 million offset by income of $2.2 million related to reducing the fair value of the ineffective interest rate swap liability to zero.

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

 Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage.  To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value measurements in the period are present value factors used in determining fair value and an interest rate.  At January 4, 2014, the discounted carrying value and fair value of our mortgage was $186.9 million and $186.6 million, respectively.  At December 29, 2012, the discounted carrying value and fair value of our mortgage was $206.0 million and $205.5 million, respectively.

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

In connection with the 2013 Rights Offering, Cerberus ABP Investor LLC (“Cerberus”), the Company’s majority shareholder, exercised all of the rights issued to it and subscribed for the maximum additional shares pursuant to the over-subscription privilege that it was entitled to purchase.

15. Commitments and Contingencies

Self-Insurance

It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation, and auto liability is limited to $0.8 million and $2.0 million, respectively. Our self-insured retention for each claim involving comprehensive general liability (including product liability claims) is limited to $0.8 million.  We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property, excluding natural catastrophes  ($0.1 million per occurrence), Director and Officer ($0.8 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although, we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At January 4, 2014, and December 29, 2012, the self-insurance reserves totaled $6.9 million and $7.2 million, respectively. We incurred $11.7 million in expense and $12.0 million in payments, net of reimbursements in fiscal 2013 related to our workers compensation, auto, general liability and health and welfare reserves. We incurred $10.7 million in expense and $11.1 million in payments, net of reimbursements in fiscal 2012 related to our workers compensation, auto, general liability and health and welfare reserves.

Operating Leases

Total rental expense was approximately $4.8 million for fiscal 2013, fiscal 2012, and fiscal 2011.

At January 4, 2014, our total commitments under long-term, non-cancelable operating leases were as follows (in thousands):

2014	$4,391
2015	3,968
2016	4,036
2017	4,060
2018	3,498
Thereafter	10,060
Total	$30,013

Certain of our operating leases have extension options and escalation clauses.

Capital Leases

We entered into certain capital leases for trucks and trailers during fiscal 2013, fiscal 2012 and fiscal 2011. These capital leases have  maturities of 5 to 6 years. As of January 4, 2014, the basis and net book value of assets under capital leases was $15.4 million and $11.1 million, respectively. As of December 29, 2012, the basis and net book value of assets under capital leases was $10.3 million and $9.3 million, respectively. As of December 31, 2011, the basis and net book value of assets under capital leases was $5.0 million and $4.0 million, respectively. Depreciation expense for assets under capital leases is included in the total depreciation expense disclosed in the Consolidated Statements of Operations and Comprehensive Loss.

At January 4, 2014, our total commitments under long-term, non-cancelable capital leases were as follows (in thousands):

	Principal	Interest

2014	$1,753	$509
2015	1,847	399
2016	1,746	273
2017	1,342	186
2018	1,406	95
Thereafter	604	20
Total	$8,698	$1,482

Executory costs are nominal for each of the years presented.

Environmental and Legal Matters

From time to time, we are involved in various proceedings incidental to our businesses, and we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of these matters could be material to operating results in any given quarter but will not have a materially adverse effect on our long-term financial condition, our results of operations, or our cash flows.

Collective Bargaining Agreements

As of January 4, 2014, approximately 33% of our employees were represented by various labor unions.  As of January 4, 2014, we had 36 collective bargaining agreements, of which 5 are up for renewal in fiscal 2014.  We consider our relationship with our employees generally to be good.

16.  Subsequent Events

We are not aware of any additional significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

17. Accumulated Other Comprehensive Loss

Comprehensive income (loss) is a measure of income which includes both net loss and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive Loss . Accumulated other comprehensive loss is separately presented on our Consolidated Balance Sheets as part of common stockholders’ deficit. Other comprehensive income (loss) was $13.7 million, $(8.1) million, and $(14.5) million for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

The changes in accumulated balances for each component of other comprehensive income (loss) for fiscal 2013 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,797	$(32,051)	$212	$(30,042)
Other comprehensive loss (income) before reclassification, net of tax	(161)	—	—	(161)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	13,910	—	13,910
Current-period other comprehensive (loss) income, net of tax	(161)	13,910	—	13,749
Ending balance, net of tax	$1,636	$(18,141)	$212	$(16,293)

The changes in accumulated balances for each component of other comprehensive income (loss) for fiscal 2012 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,694	$(23,806)	$212	$(21,900)
Current-period other comprehensive income (loss) net of tax	103	(8,245)	—	(8,142)
Ending balance, net of tax	$1,797	$(32,051)	$212	$(30,042)

The changes in accumulated balances for each component of other comprehensive income (loss) for fiscal 2011 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,786	$(8,837)	$(307)	$(7,358)
Current-period other comprehensive (loss) income, net of tax	(92)	(14,969)	519	(14,542)
Ending balance, net of tax	$1,694	$(23,806)	$212	$(21,900)

Reclassifications out of accumulated other comprehensive loss into the Consolidated Statements of Operations and Comprehensive Loss for fiscal 2013 were as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items:
Actuarial gain	$22,804	Total before tax (1)
Tax impact	8,894	Tax impact (2)
Total, net of tax	$13,910	Net of tax

(1) This accumulated other comprehensive loss component is included in the computation of net periodic pension cost. Refer to Note 8 of the Notes to Consolidated Financial Statements for the required disclosures.

(2) We allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded in accumulated other comprehensive loss and we have a loss from continuing operations. Refer to Note 5 of the Notes to Consolidated Financial Statements for the required disclosures.

There were no reclassifications out of accumulated other comprehensive loss for fiscal 2012 and fiscal 2011 due to the fact that there was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.

18. Unaudited Selected Quarterly Financial Data

Fiscal 2013 contained 53 weeks.  Fiscal 2012 and fiscal 2011 each contained 52 weeks.  Our fiscal quarters are based on a 5-4-4 week period, with the exception of the fourth fiscal quarter of fiscal years containing 53 weeks, which are based on a 5-4-5 week period.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	March 30,	March 31,	June 29,	June 30,	September 28,	September 29,	January 4,	December 29,
	2013(a)	2012(b)	2013(c)	2012(d)	2013(e)	2012(f)	2014(g)	2012(h)
	(In thousands, except per share amounts)
Net sales	$503,153	$453,708	$604,592	$517,026	$557,952	$496,810	$486,275	$440,298
Gross profit	56,458	54,232	55,185	63,188	62,492	60,531	54,348	52,119
Operating expenses:
Selling, general and administrative	58,760	56,644	61,201	57,564	58,176	57,307	55,627	54,842
Gain from property insurance settlement	—	—	—	(476)	—	—	—	—
(Gain) loss from sale of properties	(230)	(578)	—	48	(3,679)	(9,151)	(1,311)	(204)
Restructuring and other charges	889	—	7,309	—	2,758	—	1,167	—

Depreciation and amortization	2,173	2,260	2,229	2,187	2,144	2,106	2,571	2,012
Operating (loss) income	(5,134)	(4,094)	(15,554)	3,865	3,093	10,269	(3,706)	(4,531)
Non-operating expenses:
Interest expense	7,192	6,782	6,916	7,325	6,918	7,294	6,998	6,756
Other expense (income)	110	(62)	128	49	17	(16)	50	22
(Benefit from) provision for income taxes	(4,637)	(3,969)	(9,105)	(1,157)	(2,134)	1,078	(12,491)	(4,305)
Tax valuation allowance	4,850	4,174	8,813	1,354	1,498	(1,155)	4,194	4,366
Net (loss) income	$(12,649)	$(11,019)	$(22,306)	$(3,706)	$(3,206)	$3,068	$(2,457)	$(11,370)
Basic and diluted weighted average number of common shares outstanding	66,714	65,368	84,167	65,471	84,596	65,473	84,818	65,494
Basic and diluted net (loss) income per share applicable to common shares	$(0.19)	$(0.17)	$(0.27)	$(0.06)	$(0.04)	$0.04	$(0.03)	$(0.17)

(a)
During the three months ended March 30, 2013 basic and diluted weighted average shares were 66,713,964. Total share-based awards of 5,512,899 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(b)
During the three months ended March 31, 2012, basic and diluted weighted average shares were 65,368,259. Total share-based awards of 4,519,590 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(c)
During the three months ended June 29, 2013, basic and diluted weighted average shares were 84,167,120. Total share-based awards of 5,203,076 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(d)
During the three months ended June 30, 2012, basic and diluted weighted average shares were 65,471,450. Total share-based awards of 4,515,590 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(e)
During the three months ended September 28, 2013, basic and diluted weighted average shares were 84,595,708. Total share-based awards of 5,136,430 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(f)	During the three months ended September 29, 2012, basic and diluted weighted average shares were 65,472,685.

(g)
During the three months ended January 4, 2014, basic and diluted weighted average shares were 84,818,331, respectively. Total share-based awards of 4,595,650 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

(h)
During the three months ended December 29, 2012, basic and diluted weighted average shares were 65,493,920, respectively. Total share-based awards of 4,460,054 were excluded from our diluted earnings per share calculation because they were anti-dilutive.

19.  Supplemental Condensed Consolidating Financial Statements

The condensed consolidating financial information as of January 4, 2014, and December 29, 2012 and for fiscal 2013, fiscal 2012, and fiscal 2011 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see Note 10, Revolving Credit Facility, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental condensed consolidated/combining financial statements are fifty-three single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation. Certain changes have been made to the prior year presentation to conform to the current year presentation.

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 4, 2014 follows (in thousands):

	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,151,972	$27,363	$(27,363)	$2,151,972
Cost of sales	—	1,923,489	—	—	1,923,489
Gross profit	—	228,483	27,363	(27,363)	228,483
Operating expenses (income):
Selling, general and administrative	5,913	267,232	(5,115)	(27,363)	240,667
Depreciation and amortization	—	5,700	3,417	—	9,117
Total operating expenses (income)	5,913	272,932	(1,698)	(27,363)	249,784
Operating (loss) income	(5,913)	(44,449)	29,061	—	(21,301)
Non-operating expenses:
Interest expense	—	13,686	14,338	—	28,024
Other expense (income), net	—	318	(12)	—	306
(Loss) income before provision for (benefit from) income taxes	(5,913)	(58,453)	14,735	—	(49,631)
Provision for (benefit from) income taxes	(157)	(9,248)	392	—	(9,013)
Equity in (loss) income of subsidiaries	(34,862)	—	—	34,862	—
Net (loss) income	$(40,618)	$(49,205)	$14,343	$34,862	$(40,618)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended December 29, 2012 follows (in thousands):

	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,907,842	$28,330	$(28,330)	$1,907,842
Cost of sales	—	1,677,772	—	—	1,677,772
Gross profit	—	230,070	28,330	(28,330)	230,070
Operating expenses (income):
Selling, general and administrative	3,940	250,098	(9,712)	(28,330)	215,996
Depreciation and amortization	—	5,040	3,525	—	8,565
Total operating expenses (income)	3,940	255,138	(6,187)	(28,330)	224,561
Operating (loss) income	(3,940)	(25,068)	34,517	—	5,509
Non-operating expenses:
Interest expense	—	12,159	15,998	—	28,157
Other expense (income), net	—	10	(17)	—	(7)
(Loss) income before provision for income taxes	(3,940)	(37,237)	18,536	—	(22,641)
Provision for income taxes	386		—	—	386
Equity in (loss) income of subsidiaries	(18,701)	—	—	18,701	—
Net (loss) income	$(23,027)	$(37,237)	$18,536	$18,701	$(23,027)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended December 31, 2011 follows (in thousands):

	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,755,431	$29,665	$(29,665)	$1,755,431
Cost of sales	—	1,545,282	—	—	1,545,282
Gross profit	—	210,149	29,665	(29,665)	210,149
Operating expenses (income):
Selling, general and administrative	3,728	244,398	(10,604)	(29,665)	207,857
Depreciation and amortization	—	6,790	3,772	—	10,562
Total operating expenses (income)	3,728	251,188	(6,832)	(29,665)	218,419
Operating (loss) income	(3,728)	(41,039)	36,497	—	(8,270)
Non-operating expenses:
Interest expense	—	12,528	17,982	—	30,510
Changes associated with ineffective interest rate swap	—	(1,676)	—	—	(1,676)
Other expense (income), net	—	516	(15)	—	501
(Loss) income before provision for income taxes	(3,728)	(52,407)	18,530	—	(37,605)
Provision for income taxes	459	503	—	—	962
Equity in (loss) income of subsidiaries	(34,380)	—	—	34,380	—
Net (loss) income	$(38,567)	$(52,910)	$18,530	$34,380	$(38,567)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 4, 2014 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$47	$4,987	$—	$—	$5,034
Receivables	—	150,297	—	—	150,297
Inventories	—	223,580	—	—	223,580
Deferred income tax asset, net	—	—	397	(397)	—
Other current assets	790	20,208	1,816	—	22,814
Intercompany receivable	68,454	26,374	—	(94,828)	—
Total current assets	69,291	425,446	2,213	(95,225)	401,725
Property and equipment:
Land and land improvements	—	4,040	37,136	—	41,176
Buildings	—	10,839	79,243	—	90,082
Machinery and equipment	—	73,004	—	—	73,004
Construction in progress	—	3,028	—	—	3,028
Property and equipment, at cost	—	90,911	116,379	—	207,290
Accumulated depreciation	—	(64,557)	(31,614)	—	(96,171)
Property and equipment, net	—	26,354	84,765	—	111,119
Investment in subsidiaries	(47,735)	—	—	47,735	—
Non-current deferred income tax assets, net	—	1,221	—	(397)	824
Other non-current assets	—	11,768	4,810	—	16,578
Total assets	$21,556	$464,789	$91,788	$(47,887)	$530,246
Liabilities:
Current liabilities:
Accounts payable	$1,080	$59,283	$—	$—	60,363
Bank overdrafts	—	19,377	—	—	19,377
Accrued compensation	—	4,173	—	—	4,173
Current maturities of long-term debt	—	—	9,141	—	9,141
Deferred income tax liabilities, net	—	1,220	—	(397)	823
Other current liabilities	—	11,727	1,222	—	12,949
Intercompany payable	26,374	68,454	—	(94,828)	—
Total current liabilities	27,454	164,234	10,363	(95,225)	106,826
Non-current liabilities:
Long-term debt	—	211,193	177,802	—	388,995
Non-current deferred income taxes	—	—	397	(397)	—
Other non-current liabilities	—	40,323	—	—	40,323
Total liabilities	27,454	415,750	188,562	(95,622)	536,144
Stockholders’ (deficit) equity/Parent’s Investment	(5,898)	49,039	(96,774)	47,735	(5,898)
Total liabilities and (deficit) equity	$21,556	$464,789	$91,788	$(47,887)	$530,246

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of December 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$28	$5,160	$—	$—	$5,188
Receivables	—	157,465	—	—	157,465
Inventories	—	230,059	—	—	230,059
Other current assets	1,596	17,790	41	—	19,427
Intercompany receivable	73,981	28,814	—	(102,795)	—
Total current assets	75,605	439,288	41	(102,795)	412,139
Property and equipment:
Land and land improvements	—	3,250	39,870	—	43,120
Buildings	—	10,213	83,857	—	94,070
Machinery and equipment	—	78,674	—	—	78,674
Construction in progress	—	1,173	—	—	1,173
Property and equipment, at cost	—	93,310	123,727	—	217,037
Accumulated depreciation	—	(71,583)	(30,101)	—	(101,684)
Property and equipment, net	—	21,727	93,626	—	115,353
Investment in subsidiaries	(67,053)	—	—	67,053	—
Non-current deferred income tax assets, net	—	445	—	—	445
Other non-current assets	—	10,646	6,153	—	16,799
Total assets	$8,552	$472,106	$99,820	$(35,742)	$544,736
Liabilities:
Current liabilities:
Accounts payable	$203	$77,257	$390	$—	77,850
Bank overdrafts	—	35,384	—	—	35,384
Accrued compensation	127	6,043	—	—	6,170
Current maturities of long-term debt	—	—	8,946	—	8,946
Deferred income tax liabilities, net	—	449	—	—	449
Other current liabilities	—	9,831	1,106	—	10,937
Intercompany payable	28,814	73,981	—	(102,795)	—
Total current liabilities	29,144	202,945	10,442	(102,795)	139,736
Non-current liabilities:
Long-term debt	—	171,412	197,034	—	368,446
Other non-current liabilities	—	57,146	—	—	57,146
Total liabilities	29,144	431,503	207,476	(102,795)	565,328
Stockholders’ (deficit) equity/Parent’s Investment	(20,592)	40,603	(107,656)	67,053	(20,592)
Total liabilities and (deficit) equity	$8,552	$472,106	$99,820	$(35,742)	$544,736

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 4, 2014 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(40,618)	$(49,205)	$14,343	$34,862	$(40,618)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	5,700	3,417	—	9,117
Amortization of debt issue costs	—	1,841	1,343	—	3,184
Write-off of debt issuance costs	—	119	—	—	119
Loss (gain) from sale of properties	—	554	(5,774)	—	(5,220)
Gain from property insurance settlement	—	—	—	—	—
Vacant property charges, net	—	1,321	—	—	1,321
Severance charges	—	5,607	—	—	5,607
Payments on modification of lease agreement	—	(300)	—	—	(300)
Deferred income tax benefit	—	(5)	(397)	397	(5)
Intraperiod income tax allocation related to the hourly pension plan	—	(8,894)	—	—	(8,894)
Pension expense	—	4,591	—	—	4,591
Share-based compensation, excluding restructuring related	904	2,318	—	—	3,222
Share-based compensation, restructuring related	—	2,895	—	—	2,895
Increase in restricted cash related to insurance and other	—	(1,810)	—	—	(1,810)
Accrued compensation and other	684	(10,064)	625	(397)	(9,152)
Equity (deficit) in earnings of subsidiaries	34,862	—	—	(34,862)	—
Intercompany receivable	5,527	2,440	—	(7,967)	—
Intercompany payable	(2,440)	(5,527)	—	7,967	—
	(1,081)	(48,419)	13,557	—	(35,943)
Changes in primary working capital components:
Receivables	—	7,168	—	—	7,168
Inventories	—	6,479	—	—	6,479
Accounts payable	779	(17,973)	(391)	—	(17,585)
Net cash (used in) provided by operating activities	(302)	(52,745)	13,166	—	(39,881)
Cash flows from investing activities:
Investment in subsidiaries	(35,202)	38,663	(3,461)	—	—
Property, plant and equipment investments	—	(4,912)	—	—	(4,912)
Proceeds from disposition of assets	—	1,072	9,293	—	10,365
Net cash provided by (used in) investing activities	(35,202)	34,823	5,832	—	5,453
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	16	—	—	16
Repurchase of shares to satisfy employee tax withholdings	(3,192)	—	—	—	(3,192)
Repayments on revolving credit facilities	—	(560,186)	—	—	(560,186)
Borrowings on revolving credit facilities	—	599,968	—	—	599,968
Payments of principal on mortgage	—	—	(19,038)	—	(19,038)
Payments on capital lease obligations	—	(3,142)	—	—	(3,142)
(Decrease) increase in bank overdrafts	—	(16,007)	—	—	(16,007)
Increase in restricted cash related to the mortgage	—	—	40	—	40
Proceeds from rights offering, less expenses paid	38,715	—	—	—	38,715
Debt issuance costs	—	(2,900)	—	—	(2,900)
Net cash provided by (used in) financing activities	35,523	17,749	(18,998)	—	34,274
Increase (decrease) in cash	19	(173)	—	—	(154)
Balance, beginning of period	28	5,160	—	—	5,188
Balance, end of period	$47	$4,987	$—	$—	$5,034
Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$(61)	$(271)	$—	$(332)
Interest paid during the period	$13,480	$11,226	$—	$—	$24,706

Noncash transactions:
Capital leases	$—	$5,069	$—	$—	$5,069

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 29, 2012 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(23,027)	$(37,237)	$18,536	$18,701	$(23,027)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	5,040	3,525	—	8,565
Amortization of debt issue costs	—	2,471	1,275	—	3,746
Write-off of debt issuance costs	—	—	—	—	—
Gain from sale of properties	—	—	(9,885)	—	(9,885)
Gain from property insurance settlement	—	—	(476)	—	(476)
Vacant property charges, net	—	(30)	—	—	(30)
Severance charges	—	—	—	—	—
Payments on modification of lease agreement	—	(5,875)	—	—	(5,875)
Deferred income tax benefit	—	(20)	—	—	(20)
Pension expense	—	3,942	—	—	3,942
Share-based compensation, excluding restructuring related	528	2,269	—	—	2,797
Share-based compensation, restructuring related	—	—	—	—	—
Decrease in restricted cash related to the ineffective interest swap, insurance, and other	—	695	—	—	695
Accrued compensation and other	(971)	875	(561)	—	(657)
Equity (deficit) in earnings of subsidiaries	18,701	—	—	(18,701)	—
Intercompany receivable	(6,940)	(10,332)	—	17,272	—
Intercompany payable	10,332	6,940	—	(17,272)	—
	(1,377)	(31,262)	12,414	—	(20,225)
Changes in primary working capital components:
Receivables	—	(18,593)	—	—	(18,593)
Inventories	—	(44,482)	—	—	(44,482)
Accounts payable	42	8,619	389	—	9,050
Net cash (used in) provided by operating activities	(1,335)	(85,718)	12,803	—	(74,250)
Cash flows from investing activities:
Investment in subsidiaries	1,862	154	(2,016)	—	—
Property, plant and equipment investments	—	(2,826)		—	(2,826)
Proceeds from disposition of assets	—	997	18,198	—	19,195
Net cash provided by (used in) investing activities	1,862	(1,675)	16,182	—	16,369
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	—	—	—	—
Repurchase of shares to satisfy employee tax withholdings	(526)	—	—	—	(526)
Repayments on revolving credit facilities	—	(473,349)	—	—	(473,349)
Borrowings on revolving credit facilities	—	550,270	—	—	550,270
Principal payments on mortgage	—	—	(37,272)	—	(37,272)
Payments on capital lease obligations	—	(2,259)	—	—	(2,259)
Increase in bank overdrafts	—	13,020	—	—	13,020
Decrease in restricted cash related to the mortgage	—	—	9,970	—	9,970
Debt financing costs	—	—	(1,683)	—	(1,683)
Net cash (used in) provided by financing activities	(526)	87,682	(28,985)	—	58,171
Increase in cash	1	289	—	—	290
Cash and cash equivalents balance, beginning of period	27	4,871	—	—	4,898
Cash and cash equivalents balance, end of period	$28	$5,160	$—	$—	$5,188
Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$37	$(545)	$—	$(508)
Interest paid during the period	$—	$9,309	$14,979	$—	$24,288

Noncash transactions:
Capital leases	$—	$5,238	$—	$—	$5,238

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 31, 2011 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(38,567)	$(52,910)	$18,530	$34,380	$(38,567)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	6,790	3,772	—	10,562
Amortization of debt issue costs	—	1,983	957	—	2,940
Write-off of debt issuance costs	—	—	—	—	—
Gain from sale of properties	—	—	(10,604)	—	(10,604)
Gain from property insurance settlement	—	—	(1,230)	—	(1,230)
Changes associated with ineffective interest rate swap	—	(1,676)	—	—	(1,676)
Vacant property charges, net	—	(291)	—	—	(291)
Severance charges	—	—	—	—	—
Gain on modification of lease agreement	—	(1,971)	—	—	(1,971)
Deferred income tax benefit	—	(25)	—	—	(25)
Pension expense	—	1,774	—	—	1,774
Share-based compensation, excluding restructuring related	—	1,602	372	—	1,974
Share-based compensation, restructuring related	—	—	—	—	—
Decrease in restricted cash related to the ineffective interest swap, insurance, and other	—	987	—	—	987
Accrued compensation and other	167	—	(2,104)	(1,244)	(3,181)
Equity in earnings of subsidiaries	34,380	—	—	(34,380)	—
Intercompany receivable	(9,829)	(9,727)	—	19,556	—
Intercompany payable	9,218	9,094	—	(18,312)	—
	(4,631)	(44,370)	9,693	—	(39,308)
Changes in assets and liabilities:
Receivables	—	(19,670)	—	—	(19,670)
Inventories	—	2,673	—	—	2,673
Accounts payable	102	5,871	—	—	5,973
Net cash (used in) provided by operating activities	(4,529)	(55,496)	9,693	—	(50,332)
Cash flows from investing activities:
Investment in subsidiaries	(54,349)	55,209	(860)	—	—
Property, plant and equipment investments	—	(3,203)	(3,330)	—	(6,533)
Proceeds from sale of assets	—	504	17,851	—	18,355
Net cash (used in) provided by investing activities	(54,349)	52,510	13,661	—	11,822
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	—	—	—	—
Repayments on revolving credit facilities	—	(478,630)	—	—	(478,630)
Borrowings on revolving credit facilities	—	475,918	—	—	475,918
Principal payments on mortgage	—	—	(42,416)	—	(42,416)
Payments on capital lease obligations	—	(1,440)	—	—	(1,440)
Decrease in bank overdrafts	—	(725)	—	—	(725)
Decrease in restricted cash related to the mortgage	—	—	20,604	—	20,604
Debt financing costs	—	(1,179)	(1,542)	—	(2,721)
Proceeds from stock offering less expenses paid	58,521	—	—	—	58,521
Net cash provided by (used in) financing activities	58,521	(6,056)	(23,354)	—	29,111
Decrease in cash	(357)	(9,042)	—	—	(9,399)
Cash and cash equivalents balance, beginning of period	384	13,913	—	—	14,297
Cash and cash equivalents balance, end of period	$27	$4,871	$—	$—	$4,898
Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$231	$(253)	$—	$(22)
Interest paid during the period	$—	$10,783	$17,315	$—	$28,098

Noncash transactions:
Capital leases	$—	$3,131	$—	$—	$3,131

The condensed consolidating statement of stockholders’ equity (deficit) for BlueLinx Holdings Inc. for fiscal 2011, fiscal 2012, and fiscal 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Balance, January 1, 2011	$991	$94,273	$(140,314)	$46,041	$991
Net (loss) income	(38,567)	(52,910)	18,530	34.380	(38,567)
Foreign currency translation adjustment, net of tax	(92)	(92)	—	92	(92)
Unrealized (loss) income from pension plan, net of tax	(14,969)	(14,969)	—	14,969	(14,969)
Unrealized gain (loss) from cash flow hedge, net of tax	519	519	—	(519)	519
Issuance of restricted stock, net of forfeitures	7	—	—	—	7
Issuance of stock related to the rights offering, net of expenses	58,521	—	—	—	58,521
Compensation related to share-based grants	2,158	—	—	—	2,158
Impact of net settled shares for vested grants	(194)	—	—	—	(194)

Net transactions with the Parent	—	56,805	(2,391)	(54,414)	—
Balance, December 31, 2011	$8,374	$83,626	$(124,175)	$40,549	$8,374
Net (loss) income	(23,027)	(37,237)	18,536	18,701	(23,027)
Foreign currency translation adjustment, net of tax	103	103	—	(103)	103
Unrealized loss (income) from pension plan, net of tax	(8,245)	(8,245)	—	8,245	(8,245)
Issuance of restricted stock, net of forfeitures	19	19	—	(19)	19
Compensation related to share-based grants	2,730	—	—	—	2,730
Impact of net settled shares for vested grants	(526)	—	—	—	(526)
Other	(20)	—	—	—	(20)

Net transactions with the Parent	—	2,337	(2,017)	(320)	—
Balance, December 29, 2012	$(20,592)	$40,603	$(107,656)	$67,053	$(20,592)
Net (loss) income	(40,618)	(49,205)	14,343	34,862	(40,618)
Foreign currency translation adjustment, net of tax	(161)	(161)	—	161	(161)
Unrealized income (loss) from pension plan, net of tax	13,910	13,910	—	(13,910)	13,910
Issuance of restricted stock, net of forfeitures	6	6	—	(6)	6
Issuance of performance shares	6	6	—	(6)	6
Issuance of stock related to the rights offering, net of expenses	38,613	—	—	—	38,613
Compensation related to share-based grants	6,117	—	—	—	6,117
Impact of net settled shares for vested grants	(3,193)	—	—	—	(3,193)
Excess tax benefits from share-based compensation arrangements	16	—	—	—	16
Other	(2)	—	—	—	(2)

Net transactions with the Parent	—	43,880	(3,461)	(40,419)	—

Balance, January 4, 2014	$(5,898)	$49,039	$(96,774)	$47,735	$(5,898)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 4, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12 (a) of the NYSE Listed Company Manual, our acting Chief Executive Officer filed a certification with the NYSE on May 16, 2013 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.  On November 1, 2012, our Chief Executive Officer filed an interim written affirmation with the NYSE reporting that the Company was out of compliance with the NYSE’s Corporate governance listing standards due to only having two directors on the Company’s Audit Committee (following the resignation of Charles H. McElrea), rather than the three directors required by Section 303A.07(a) of the NYSE Listed Company Manual.  On February 14, 2013, the Board affirmatively determined Mr. M. Richard Warner to be independent.  Mr. Warner joined the Audit Committee as the third director on the Company’s Audit Committee, bringing the Company back into compliance with Section 303A.07(a) of the NYSE Listed Company Manual.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by this Item is set forth in our definitive proxy statement for the 2014 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 15, 2014, and is incorporated herein by reference. Information regarding executive officers is included under Item 1 of this report and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is set forth in our definitive proxy statement for the 2014 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 15, 2014, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as set forth below, the information required by this Item is set forth in our definitive proxy statement for the 2014 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 15, 2014, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of January 4, 2014. Our stockholder-approved equity compensation plans are the 2004 Equity Incentive Plan and the 2006 Long-Term Equity Incentive Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	784,500	$ 5.05	5,526,285
Equity compensation plans not approved by security holders	—	n/a	—
Total	784,500	$ 5.05	5,526,285

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in our definitive proxy statement for the 2014 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 15, 2014, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in our definitive proxy statement for the 2014 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 15, 2014, and is incorporated herein by reference.

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

10.1	Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation(C)
10.2	First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation(C)
10.3†	Master Purchase, Supply and Distribution Agreement, dated May 7, 2004 by and between BlueLinx Corporation and Georgia-Pacific(B)
10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 13, 2011)

Exhibit Number	Item

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

Exhibit Number	Item

10.20†
Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

10.21
Second Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein, dated October 22, 2008 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended January 1, 2011, filed with the Securities and Exchange Commission on February 25, 2011)

10.22
Second Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein, dated July 7, 2010 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 7, 2010)

10.23
Third Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein, dated May 10, 2011(incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 12, 2011)

10.24
Fourth Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein, dated August 11, 2011 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 16, 2011)

10.25
Fifth Amendment to Loan and Security Agreement, dated July 14, 2011, by and between BlueLinx Corporation and certain of its subsidiaries and U.S. Bank National Association in its capacity as trustee for the registered holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2006-C 27, as successor in interest to German American Capital Corporation (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2011)

10.26
Second Amended and Restated Employment Agreement between BlueLinx Corporation and George R. Judd, dated January 22, 2013, (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2013)

10.27
Second Amended and Restated Employment Agreement between BlueLinx Corporation and Howard D. Goforth, dated January 22, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2013)

10.28
Amended and Restated Employment Agreement between BlueLinx Corporation and Dean A. Adelman, dated January 21, 2011 (incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on January 27, 2011)

10.29
Employment Agreement between BlueLinx Corporation and Ned M. Bassil, dated October 31, 2011 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 4, 2011)

10.30
Investment Agreement, dated as of April 26, 2011, between BlueLinx and Cerberus ABP Investor LLC (incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on April 26, 2011)

10.31
Amended and Restated 2006 Long-Term Equity Incentive Plan Performance Share Award Agreement, dated January 2013 (incorporated by reference to Form8-K filed with the Securities and Exchange Commission on January 4, 2013).

Exhibit Number	Item

10.32
Second Amended and Restated Employment Agreement between BlueLinx Corporation and George R. Judd, dated January 22, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2013).

10.33
Second Amended and Restated Employment Agreement between BlueLinx Corporation and Doug Goforth , dated January 22, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 28, 2013).

10.34
Fifth Amendment to Amended and Restated Loan and Security Agreement and Lender Joinder , dated March 29, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

10.35	Employment Agreement between BlueLinx Corporation and Sara Epstein , dated May 15, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 17, 2013).
10.36	Employment Agreement between BlueLinx Corporation and James Soggs , dated May 15, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 17, 2013).
10.37	Separation Agreement between George Judd and BlueLinx Corporation , dated June 5, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 11, 2013).
10.38
Sixth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, National Association, a national banking association, in its capacity as administrative and collateral agent for the Lenders (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 28, 2013).

10.39
Lender Joinder Agreement by and between PNC Bank, National Association and BlueLinx Corporation , dated June 28, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 28, 2013).

10.40
First Amending Agreement among BlueLinx Corporation and Canadian Imperial Bank of Commerce as successor to CIBC Asset-Based Lending Inc., dated August 16, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 19, 2013).

10.41	BlueLinx Holding Inc. Second Half Incentive Plan, effective as of June 30, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 23, 2013).
10.42
Third Amended and Restated Employment Agreement , dated December 9, 2013 between BlueLinx Corporation and Robert McKagen (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013).

10.43
Amendment No. 1 to BlueLinx Holdings Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan Performance Share Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 3, 2014).

10.4 4
Release Agreement by and between Ned M. Bassil and BlueLinx Corporation, dated December 30, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 3, 2014).

10.45
Employment Agreement between BlueLinx Corporation and Mitchell Lewis, dated January 15, 2014 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 17, 2014).

10.46
BlueLinx Holdings Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 17, 2014).

14.1
BlueLinx Code of Ethical Conduct (incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K for the year ended January 1, 2005, filed with the Securities and Exchange Commission on March 22, 2005) .

21.1	List of subsidiaries of the Company *
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Mitchell B. Lewis, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Howard D. Goforth, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Mitchell B. Lewis, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Howard D. Goforth, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Item

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 4, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

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

