Form 10-Q
period 2014-04-05
BlueLinx Holdings Inc.
filed 2014-05-08
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

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

As of May 8, 2014 there were 87,711,516 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.

Form 10-Q

For the Quarterly Period Ended April 5, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	First Quarter
	Period from January 5, 2014 to April 5, 2014	Period from December 30, 2012 to March 30, 2013
Net sales	$443,944	$503,153
Cost of sales	391,268	446,695
Gross profit	52,676	56,458
Operating expenses:
Selling, general, and administrative	51,987	59,419
Depreciation and amortization	2,352	2,173
Total operating expenses	54,339	61,592
Operating loss	(1,663)	(5,134)
Non-operating expenses:
Interest expense	6,454	7,192
Other expense, net	160	110
Loss before provision for income taxes	(8,277)	(12,436)
Provision for income taxes	331	213
Net loss	$(8,608)	$(12,649)
Basic and diluted weighted average number of common shares outstanding	85,187	66,714
Basic and diluted net loss per share applicable to common stock	$(0.10)	$(0.19)

Comprehensive loss:
Net loss	$(8,608)	$(12,649)
Other comprehensive income (loss):
Unrealized gain from pension plan, net of taxes	115	718
Foreign currency translation	(231)	(109)
Total other comprehensive (loss) income	(116)	609
Comprehensive loss	$(8,724)	$(12,040)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 5, 2014	January 4, 2014
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,579	$5,034
Receivables, net	190,766	150,297
Inventories, net	261,006	223,580
Other current assets	25,756	22,814
Total current assets	485,107	401,725
Property, plant, and equipment:
Land and land improvements	41,182	41,176
Buildings	90,172	90,082
Machinery and equipment	76,672	73,004
Construction in progress	760	3,028
Property, plant, and equipment, at cost	208,786	207,290
Accumulated depreciation	(98,344)	(96,171)
Property, plant, and equipment, net	110,442	111,119
Non-current deferred income tax assets, net	824	824
Other non-current assets	15,443	16,578
Total assets	$611,816	$530,246
Liabilities:
Current liabilities:
Accounts payable	$98,008	$60,363
Bank overdrafts	21,516	19,377
Accrued compensation	5,510	4,173
Current maturities of long-term debt	38,078	9,141
Deferred income taxes, net	823	823
Other current liabilities	12,414	12,949
Total current liabilities	176,349	106,826
Non-current liabilities:
Long-term debt	409,294	388,995
Other non-current liabilities	40,559	40,323
Total liabilities	626,202	536,144
Stockholders’ Deficit:
Common Stock, $0.01 par value, 200,000,000 shares authorized at April 5, 2014 and January 4, 2014; 87,602,613 and 86,545,000 shares issued at April 5, 2014 and January 4, 2014, respectively.	877	866
Additional paid-in capital	251,374	251,150
Accumulated other comprehensive loss	(16,409)	(16,293)
Accumulated deficit	(250,228)	(241,621)
Total stockholders’ deficit	(14,386)	(5,898)
Total liabilities and stockholders’ deficit	$611,816	$530,246

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	Period from January 5, 2014 to April 5, 2014	Period from December 30, 2012 to March 30, 2013
Cash flows from operating activities:
Net loss	$(8,608)	$(12,649)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,352	2,173
Amortization of debt issuance costs	744	946
Write-off of debt issuance costs	—	119
Gain from sale of property	(210)	(238)
Restructuring payments	(603)	—
Intraperiod income tax allocation related to hourly pension plan	(76)	—
Pension expense	225	1,148
Share-based compensation expense	690	824
Increase in restricted cash related to insurance and other	(1,285)	(361)
Other	808	(894)
	(5,963)	(8,932)
Changes in primary working capital components:
Receivables	(40,469)	(61,396)
Inventories	(37,426)	(89,595)
Accounts payable	37,743	64,084
Net cash used in operating activities	(46,115)	(95,839)
Cash flows from investing activities:
Property, plant and equipment investments	(775)	(955)
Proceeds from disposition of assets	283	195
Net cash used in investing activities	(492)	(760)
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	16
Repurchase of shares to satisfy employee tax withholdings	(456)	(1,206)
Repayments on the revolving credit facilities	(99,146)	(128,836)
Borrowings from the revolving credit facilities	149,191	199,828
Payments of principal on mortgage	(809)	(646)
Payments on capital lease obligations	(570)	(384)
Increase (decrease) in bank overdrafts	2,139	(6,298)
Increase in restricted cash related to the mortgage	(1,024)	(2,955)
Debt issuance costs	(75)	(2,715)
Proceeds from stock offering, less expenses paid	(98)	39,892
Net cash provided by financing activities	49,152	96,696
Increase in cash	2,545	97
Balance, beginning of period	5,034	5,188
Balance, end of period	$7,579	$5,285

Noncash transactions:
Capital leases	$983	$—

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 5, 2014

1. Basis of Presentation and Background

Basis of Presentation

BlueLinx Holdings Inc. has prepared the accompanying Unaudited Consolidated Financial Statements, including its accounts and the accounts of its wholly-owned subsidiaries, in accordance with the instructions to Form 10-Q, and therefore they do not include all of the information and notes required by United States generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 4, 2014, as filed with the Securities and Exchange Commission (“SEC”). Fiscal 2014 contains 52 weeks and fiscal 2013 contained 53 weeks. Our fiscal quarters are based on a 5-4-4 week period, with the exception of the fourth fiscal quarter of fiscal years containing 53 weeks, which are based on a 5-4-5 week period. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating subsidiary” when necessary.

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

We are a leading distributor of building products in North America with approximately 1,700 employees.  We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our current network of approximately 50 distribution centers.

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

All revenues are recorded gross. The key indicators used to determine when and how revenue is recorded are as follows:

●	We are the primary obligor responsible for fulfillment and all other aspects of the customer relationship.
●	Title passes from BlueLinx, and we carry all risk of loss related to warehouse, third party (“reload”) inventory and inventory shipped directly from vendors to our customers.
●	We are responsible for all product returns.
●	We control the selling price for all channels.
●	We select the supplier.
●	We bear all credit risk.

In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remain with us. When the inventory is sold by the customer, we recognize revenue on a gross basis.  Customer consigned inventory at April 5, 2014 and January 4, 2014 was approximately $11.8 million and $10.1 million, respectively.

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

 Restricted Cash

We had restricted cash of $14.0 million and $11.7 million at April 5, 2014 and January 4, 2014, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

The table below provides the balances of each individual component in restricted cash as of April 5, 2014 and January 4, 2014 (in thousands):

	April 5, 2014	January 4, 2014
Cash in escrow:
Mortgage	$1,024	$—
Insurance	7,924	7,921
Other (primarily real estate related)	5,042	3,760
Total	$13,990	$11,681

    Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ potential inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances ultimately will be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At April 5, 2014 and January 4, 2014, these reserves totaled $4.6 million and $4.4 million, respectively.

        Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method.  We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location.  We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. At April 5, 2014 and January 4, 2014, the market value of our inventory exceeded its cost.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At April 5, 2014 and January 4, 2014, our damaged, excess and obsolete inventory reserves were $1.8 million.  During the second quarter of fiscal 2013, approximately $1.0 million was recorded in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss for damaged, excess and obsolete inventory related to the closure of five distribution centers. There was less than $0.1 million of this reserve remaining as of April 5, 2014 and $0.3 million of this reserve remaining as of January 4, 2014.  We discuss the closure or ceasing of operations of these distribution centers, which is included in our 2013 restructuring plan (the “2013 restructuring”), further in “Note 3 – Restructuring Charges”.

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

Consideration Received from Vendors and Consideration Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on the achievement of specified volume purchasing levels.  We also receive rebates related to price protection and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At April 5, 2014 and January 4, 2014, the vendor rebate receivable totaled $5.9 million and $7.6 million, respectively.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At April 5, 2014 and January 4, 2014, the customer rebate payable totaled $2.7 million and $6.3 million, respectively.

 Loss per Common Share

We calculate our basic loss per share by dividing net loss by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain of our officers, directors, and certain other employees participate in dividends on the same basis as common shares and are non-forfeitable by the holder. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders.

Given that the restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss.  Therefore, we have not included 2,265,072 and 2,892,936 of unvested shares of restricted stock that had the right to participate in dividends in our basic and dilutive calculations for the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. There were no grants of performance shares during the first quarter of fiscal 2014. During the first quarter of fiscal 2013, we granted 1,872,852 performance shares under our 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) in which shares are issuable upon satisfaction of certain performance criteria. As of April 5, 2014 and March 30, 2013, we assumed that 1,699,233 and 1,749,815, respectively, of the performance shares will vest, net of forfeitures and vesting, as of first quarter fiscal 2014 and first quarter fiscal 2013. We are assuming that all but 311,653 of these performance shares outstanding as of April 5, 2014 will vest based on our assumption that meeting the performance criteria is probable. The remaining 311,653 performance shares outstanding as of April 5, 2014 will vest in the second quarter of fiscal 2014 due to the completion of the vesting term and the Compensation Committee’s discretionary decision on December 30, 2013 to waive the performance criteria due to the significant restructuring activities undertaken by the Company during the vesting period and vest these performance shares regardless of satisfaction of the performance criteria. The performance shares are not considered participating shares under the two-class method because they do not receive any non-transferable rights to dividends. The performance shares we assumed will vest were not included in the computation of diluted earnings per share calculation because they were antidilutive.

     Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. For the first quarter of fiscal 2014 we excluded 4,748,805 of unvested share-based awards, which includes excluding the assumed exercise of 784,500 unexpired stock options and 1,699,233 performance shares unvested share-based awards, from the diluted earnings per share calculation because they were anti-dilutive. For the first quarter of fiscal 2013, we excluded 5,512,898 of unvested share-based awards, which includes excluding the assumed exercise of 870,147 unexpired stock options and 1,749,815 performance shares, from the diluted earnings per share calculation because they were anti-dilutive.

Share-Based Compensation

We have two stock-based compensation plans covering officers, directors, certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Plan. The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants upon the exercise of options, upon the granting of restricted stock or upon the vesting of performance shares, out of the total amount of common shares authorized for issuance under either the 2004 Plan or the 2006 Plan.  During the first quarter of fiscal 2014, the Compensation Committee granted 1,114,311 restricted shares of our common stock to certain of our officers, directors, and certain other employees.  Restricted shares of 287,616 vested in the first quarter of fiscal 2014 due to the completion of the vesting term. Performance shares of 386,541 vested in the first quarter of fiscal 2014 due to the completion of the vesting term and the Compensation Committee’s discretionary decision on December 30, 2013 to waive the performance criteria due to the significant restructuring activities undertaken by the Company during the vesting period and vest these performance shares regardless of satisfaction of the performance criteria.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general, and administrative” expense in the Consolidated Statements of Operations and Comprehensive Loss.  For the first quarter of fiscal 2014 and for the first quarter of fiscal 2013, our total share-based compensation expense was $0.7 million and $0.8 million, respectively.

 Income Taxes

Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income.  We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that our deferred tax assets will not be realized.  In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions required significant judgment about the forecasts of future taxable income.  We considered all of the available positive and negative evidence during the first quarter of fiscal 2014, and based on the weight of available evidence, we recorded an additional deferred tax asset and valuation allowance of $3.2 million relating to our current period net operating losses, which resulted in a total net deferred tax asset of $91.5 million with a valuation allowance of a corresponding amount as of April 5, 2014.  As of January 4, 2014, our total net deferred tax asset was $88.3 million with a valuation allowance of a corresponding amount.

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

We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities.  We have recorded income tax and related interest liabilities where we believe our position may not be sustained.  Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year-ended January 4, 2014. There have been no material changes to our tax positions during the first quarter of fiscal 2014.

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

Our evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual distribution facility. In the event of indicators of impairment, the assets of the distribution facility are evaluated by comparing the facility’s undiscounted cash flows over the estimated useful life of the asset, which ranges between 5-40 years, to its carrying amount. If the carrying amount is greater than the undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and the estimated fair market value. Impairment losses are recorded as a component of “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Our estimate of undiscounted cash flows is subject to assumptions that affect estimated operating income at a distribution facility level. These assumptions are related to future sales, margin growth rates, economic conditions, market competition and inflation. In the event that undiscounted cash flows do not exceed the carrying amount of a facility, our estimates of fair market value are generally based on market appraisals and our experience with related market transactions. We use a two year average of cash flows based on 2013 EBITDA and 2014 projected EBITDA, which includes a growth factor assumption, to estimate undiscounted cash flows. In our impairment analysis we use level 3 measurement assumptions in the fair value hierarchy. We define the measurement assumptions in Note 13 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 4, 2014.

No impairment indicators appear to be present that would result in material reductions to our January 4, 2014 projected undiscounted cash flows, which exceeded our carrying amount in all cases during the performance of our January 4, 2014 impairment analysis.

Self-Insurance

It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation and auto liability is limited to $0.8 million and $2.0 million, respectively. Our self-insured retention for each claim involving comprehensive general liability (including product liability claims) is limited to $0.8 million.  We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At April 5, 2014 and January 4, 2014, the self-insurance reserves totaled $7.0 million and $6.9 million, respectively.

New Accounting Standards

In the third quarter of fiscal 2013, the Financial Accounting Standards Board (the “FASB”) issued an amendment to previously issued guidance which requires entities to present unrecognized tax benefits as a decrease in a net operating loss, a similar tax loss or a tax credit carryforward, if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The amendment, which did not materially impact our financial statements, is effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2013. We have adopted this guidance during the first quarter of fiscal 2014.

There were no other accounting pronouncements adopted during the first quarter of fiscal 2014 that had a material impact on our financial statements.

Reclassifications

During the first quarter of fiscal 2014, we have broken out certain amounts, which had historically been presented as “Other” changes in the “Cash flows from operating activities” to conform the historical presentation to the current and future presentation.

3. Restructuring Charges

We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property).  We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits when management has committed to a plan, due to the existence of a post employment benefit agreement. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss for the first quarter of fiscal 2014 and the first quarter of fiscal 2013, and in “Accrued compensation” on the Consolidated Balance Sheets at April 5, 2014 and January 4, 2014.

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

The table below summarizes the balance of reduction in force activities and the related accrued facility lease obligation reserve and the changes in the accrual for the first quarter of fiscal 2014 (in thousands):

	Reduction in Force Activities	Facility Lease Obligation	Total
Balance at January 4, 2014	$2,550	$928	$3,478
Charges	—	—	—
Assumption changes	(29)	2	(27)
Payments	(500)	(103)	(603)
Accretion of liability	—	8	8
Balance at April 5, 2014	$2,021	$835	$2,856

During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, Georgia related to the unoccupied 4100 building, which was exited during fiscal 2007. The final payment related to this amendment was made during the first quarter of fiscal 2014 in the amount of $0.3 million.

4. Assets Held for Sale and Net Gain on Disposition

We have certain assets that we have designated as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of April 5, 2014, and January 4, 2014, total assets held for sale were $2.6 million and were included in “Other current assets” in our Consolidated Balance Sheets. During the first quarter of fiscal 2014 we did not sell any real properties classified as held for sale.  However, we recognized an additional gain related to our Fremont, California location during the first quarter of 2014 of approximately $0.2 million. The gain was related to proceeds previously held in an escrow account for certain environmental remediation procedures. We continue to actively market all properties that are designated as held for sale.

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

Net periodic pension cost for our pension plans included the following (in thousands):

	First Quarter
	Period from January 5, 2014 to April 5, 2014	Period from December 30, 2012 to March 30, 2013

Service cost	$264	$548
Interest cost on projected benefit obligation	1,280	1,188
Expected return on plan assets	(1,510)	(1,306)
Amortization of unrecognized loss	191	718
Net periodic pension cost	$225	$1,148

The Company’s minimum required contribution for plan year 2012 was $3.2 million.  In an effort to preserve additional cash for operations, we applied for a waiver from the Internal Revenue Service (“IRS”) for our 2012 minimum required contribution. The Company received approval from the IRS during the first quarter of fiscal 2014 granting the waiver.  As the Company was granted the requested waiver, our contributions for 2012 will be amortized over the following five years, increasing our future minimum required contributions.

The Company’s minimum required contribution for plan year 2013 was estimated to be $6.0 million, including the impact of the waiver.   During the second quarter of fiscal 2013, we contributed certain qualifying employer real property to the hourly pension plan. The properties, including certain land and buildings, are located in Charleston, S.C. and Buffalo, N.Y., and were valued at approximately $6.8 million by independent appraisals prior to the contribution.  The contribution was recorded by the hourly pension plan at the fair value of $6.8 million.  We are leasing back the contributed properties for an initial term of twenty years with two five-year extension options and continue to use the properties in our distribution operations.  Each lease provides us a right of first refusal on any subsequent sale by the hourly pension plan and a repurchase option.  The hourly pension plan engaged an independent fiduciary who evaluated the transaction on behalf of the hourly pension plan, negotiated the terms of the property contribution and the leases, and also manages the properties on behalf of the hourly pension plan.  As the Company was granted the requested waiver, the property contribution was designated to the 2013 plan year.

We determined that the contribution of the properties does not meet the accounting definition of a plan asset within the scope of relevant accounting guidance.  Accordingly, the contributed properties are not considered a contribution for financial reporting purposes and, as a result, are not included in plan assets and have no impact on the net pension liability recorded on our Consolidated Balance Sheets.  We continue to depreciate the carrying value of the properties in our financial statements, and no gain or loss was recognized at the contribution date for financial reporting purposes.  Rent payments will be made on a monthly basis and will be recorded as contributions to the hourly pension plan, of which $0.1 million has been recorded as of April 5, 2014 for fiscal 2014.  These rental payments will reduce our unfunded obligation to the hourly pension plan.

The Company’s minimum required contribution for plan year 2014 is approximately $5.1 million. We currently are required to make three quarterly cash contributions during fiscal 2014 of $1.5 million each and twelve monthly lease payments associated with the 2013 property contribution of less than $0.1 million each.

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

On March 14, 2014, we entered into an amendment to our U.S. revolving credit facility, in the form of a separate tranche, which became effective on that date.  The most significant of the changes included in the amendment is the addition of up to $20.0 million in borrowing capacity for a period of up to 180 days from the effective date, which increased the maximum available credit of the U.S. revolving credit facility to $467.5 million. This additional available credit of $20.0 million was utilized in the first quarter of fiscal 2014. In conjunction with this amendment, we incurred $0.1 million of debt issuance fees that were capitalized and are being amortized over the 180 day term.  In addition, pursuant to the $20.0 million tranche, specific adjustments were made to the excess availability threshold calculation, the interest rate, and the fixed charge coverage ratio.

On June 28, 2013, we entered into an amendment to our U.S. revolving credit facility, which became effective on that date and pursuant to which certain components of the borrowing base calculation and excess liquidity calculation were adjusted.  The most significant of the changes included in the amendment is the addition of PNC Bank, National Association (“PNC”) as a lender and their additional loan commitment of $25.0 million, which at that time increased the maximum availability of the U.S. revolving credit facility to $447.5 million.  The new terms of this amended agreement are described in this footnote.  In conjunction with this amendment, we incurred $0.1 million of debt fees that were capitalized and are being amortized over the amended debt term.

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

As of April 5, 2014, we had outstanding borrowings of $258.4 million and excess availability of $87.7 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.8% at April 5, 2014, including the impact of the $20.0 million tranche.  As of January 4, 2014, we had outstanding borrowings of $207.9 million and excess availability of $44.5 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.7% at January 4, 2014.  As of April 5, 2014 and January 4, 2014, we had outstanding letters of credit totaling $3.6 million, for the purposes of securing collateral requirements related to guaranteeing lease and certain other obligations.  The $3.6 million in outstanding letters of credit as of April 5, 2014 does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of April 5, 2014, our U.S. revolving credit facility, as amended, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $33.2 million during the time the $20.0 million increase is outstanding and $31.8 million at all times thereafter or the amount equal to 12.5% of the lesser of the borrowing base or $467.5 million during the time the $20.0 million increase is outstanding, and $447.5 million at all times thereafter (the “Excess Availability Threshold”). The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of April 5, 2014 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest level of fiscal month-end availability as of the twelve month period ended April 5, 2014 was $44.5 million.  We do not anticipate our excess availability in fiscal 2014 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

In the event that excess availability falls below $38.7 million during the time the $20.0 million increase is outstanding and $37.1 million at all times thereafter, or the amount equal to 15% of the lesser of the borrowing base or $467.5 million during the time the $20.0 million increase is outstanding, and $447.5 million at all times thereafter, the U.S. revolving credit facility gives the lenders the right to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  In addition, we would be required to maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts.  Our amended U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

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

As of April 5, 2014, we had outstanding borrowings of $2.8 million and excess availability of $1.6 million under the terms of our Canadian revolving credit facility.  As of January 4, 2014, we had outstanding borrowings of $3.3 million and excess availability of $1.3 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at April 5, 2014 and January 4, 2014.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of April 5, 2014 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under this facility.

7. Mortgage

We have a ten-year mortgage loan with the German American Capital Corporation. The mortgage matures July 1, 2016 and is secured by 50 distribution facilities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wells Fargo Bank and both lenders securitized their Notes in separate commercial mortgage backed securities pools in 2006.  As of April 5, 2014 and January 4, 2014, the balance on our mortgage loan was $186.1 million and $186.9 million, respectively.

The mortgage loan required interest-only payments through June 2011, at which time we began making payments on the outstanding principal balance. The balance of the loan outstanding at the end of the ten year term will then become due and payable. The principal will be paid in the following increments (in thousands):

2014	1,793
2015	2,586
2016	181,756
2017	—
2018	—
Thereafter	—
Total	$186,135

On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  In addition, on the last business day of each calendar quarter, starting with the fourth quarter of fiscal 2012, additional funds held as collateral under the mortgage agreement will be used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, will be released to the Company on the last business day of each calendar quarter through the third quarter of fiscal 2014.  All funds released pursuant to these provisions may only be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.  Under the terms of our mortgage, we are required to transfer certain funds to be held as collateral. Approximately $3.1 million of cash held in collateral were released to the Company during the first quarter of fiscal 2014 to pay for usual and customary operating expenses.  We expect to transfer approximately $13.3 million into the mortgage escrow as collateral during the next twelve month period, approximately $1.3 million of which will be remitted to us on a quarterly basis to pay for usual and customary operating expenses, in accordance with the mortgage agreement.

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

 Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage.  To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value measurements in the period are present value factors used in determining fair value and an interest rate.  At April 5, 2014, the discounted carrying amount and fair value of our mortgage was $186.3 million and $186.0 million, respectively.  At January 4, 2014, the discounted carrying amount and fair value of our mortgage was $186.9 million and $186.6 million, respectively.

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

10. Commitments and Contingencies

Legal Proceedings

During the first quarter of fiscal 2014, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

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

Collective Bargaining Agreements

As of April 5, 2014, approximately 34% of our employees were represented by various labor unions.  As of April 5, 2014, we had 38 collective bargaining agreements, of which 6 are up for renewal in fiscal 2014.  As of April 5, 2014, we have renegotiated one of the agreements, which became effective in the first quarter of fiscal 2014.  We consider our relationship with our employees generally to be good.

11. Subsequent Events

On May 8, 2014, we announced that Ms. Susan C. O’Farrell will serve as Senior Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer, effective as of May 19, 2014. In such role Ms. O’Farrell will also serve as our principal financial and principal accounting officer. Mr. H. Douglas Goforth, our current Senior Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer, is expected to serve in an advisory capacity through June 1, 2014 in order to assist with the transition.
We are not aware of any significant events, other than those disclosed above, that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

12.  Accumulated Other Comprehensive Loss

Comprehensive loss is a measure of income which includes both net loss and other comprehensive (loss) income. Other comprehensive (loss) income results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss is separately presented on our Consolidated Balance Sheets as part of common stockholders’ deficit. Other comprehensive (loss) income was $(0.1) million for the quarter ended April 5, 2014 and was $0.6 million for the quarter ended March 30, 2013.

The changes in accumulated balances for each component of other comprehensive (loss) income for the quarter ended April 5, 2014 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,636	$(18,141)	$212	$(16,293)
Other comprehensive loss before reclassification	(231)	—	—	(231)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	115	—	115
Current-period other comprehensive (loss) income, net of tax	(231)	115	—	(116)
Ending balance, net of tax	$1,405	$(18,026)	$212	$(16,409)

The changes in accumulated balances for each component of other comprehensive (loss) income for the quarter ended March 30, 2013 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,797	$(32,051)	$212	$(30,042)
Other comprehensive loss before reclassification	(109)	—	—	(109)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	718	—	718
Current-period other comprehensive (loss) income, net of tax	(109)	718	—	609
Ending balance	$1,688	$(31,333)	$212	$(29,433)

Reclassifications out of accumulated other comprehensive loss in the Consolidated Statements of Operations and Comprehensive Loss  for the quarter ended April 5, 2014 were as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items:
Actuarial loss	$191	Total before tax
Tax impact	76	Tax impact (1)
Total, net of tax	$115	Net of tax (2)

(1) We allocated income tax expense to accumulated other comprehensive loss into the Consolidated Statements of Operations to the extent income was recorded in accumulated other comprehensive loss and we have a loss from continuing operations.

(2) These accumulated other comprehensive loss components, related to the hourly pension plan, are included in the computation of net periodic pension cost.

Reclassifications out of accumulated other comprehensive loss in the Consolidated Statements of Operations and Comprehensive Loss  for the quarter ended March 30, 2013 were as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items:
Actuarial loss	$718	Total before tax
Tax impact	—	Tax impact (1)
Total, net of tax	$718	Net of tax (2)

(1) There was no tax effect for this accumulated other comprehensive loss component item due to the fact that there was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 5 for additional details.

13. Unaudited Supplemental Consolidating Financial Statements

The consolidating financial information as of April 5, 2014 and January 4, 2014 is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended January 4, 2014, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental consolidated financial statements are fifty-one single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize our mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation. Certain changes have been made to the prior year presentation to conform to the current year presentation.

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 5, 2014 to April 5, 2014 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$443,944	$6,666	$(6,666)	$443,944
Cost of sales	—	391,268	—	—	391,268
Gross profit	—	52,676	6,666	(6,666)	52,676
Operating expenses (income):
Selling, general, and administrative	1,433	57,260	(40)	(6,666)	51,987
Depreciation and amortization	—	1,549	803	—	2,352
Total operating expenses (income)	1,433	58,809	763	(6,666)	54,339
Operating (loss) income	(1,433)	(6,133)	5,903	—	(1,663)
Non-operating expenses (income):
Interest expense	—	3,123	3,331	—	6,454
Other expense (income), net	—	161	(1)	—	160
(Loss) income before (benefit from) provision for income taxes	(1,433)	(9,417)	2,573	—	(8,277)
(Benefit from) provision for income taxes	(36)	303	64	—	331
Equity in (loss) income of subsidiaries	(7,211)	—	—	7,211	—
Net (loss) income	$(8,608)	$(9,720)	$2,509	$7,211	$(8,608)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 30, 2012 to March 30, 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$503,153	$6,888	$(6,888)	$503,153
Cost of sales	—	446,695	—	—	446,695
Gross profit	—	56,458	6,888	(6,888)	56,458
Operating expenses (income):
Selling, general, and administrative	1,036	65,109	162	(6,888)	59,419
Depreciation and amortization	—	1,297	876	—	2,173
Total operating expenses (income)	1,036	66,406	1,038	(6,888)	61,592
Operating (loss) income	(1,036)	(9,948)	5,850	—	(5,134)
Non-operating expenses (income):
Interest expense	—	3,560	3,632	—	7,192
Other expense (income), net	—	111	(1)	—	110
(Loss) income before provision for income taxes	(1,036)	(13,619)	2,219	—	(12,436)
Provision for income taxes	188	25	—	—	213
Equity in (loss) income of subsidiaries	(11,425)	—	—	11,425	—
Net (loss) income	$(12,649)	$(13,644)	$2,219	$11,425	$(12,649)

The consolidating balance sheet for BlueLinx Holdings Inc. as of April 5, 2014 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$37	$7,542	$—	$—	$7,579
Receivables	—	190,766	—	—	190,766
Inventories	—	261,006	—	—	261,006
Deferred income tax asset, net	—	—	397	(397)	—
Other current assets	1,215	21,701	2,840	—	25,756
Intercompany receivable	71,274	30,278	—	(101,552)	—
Total current assets	72,526	511,293	3,237	(101,949)	485,107
Property and equipment:
Land and land improvements	—	4,047	37,135	—	41,182
Buildings	—	10,930	79,242	—	90,172
Machinery and equipment	—	76,672	—	—	76,672
Construction in progress	—	760	—	—	760
Property and equipment, at cost	—	92,409	116,377	—	208,786
Accumulated depreciation	—	(65,927)	(32,417)	—	(98,344)
Property and equipment, net	—	26,482	83,960	—	110,442
Investment in subsidiaries	(58,138)	—	—	58,138	—
Non-current deferred income tax assets, net	—	1,221	—	(397)	824
Other non-current assets	—	10,969	4,474	—	15,443
Total assets	$14,388	$549,965	$91,671	$(44,208)	$611,816
Liabilities:
Current liabilities:
Accounts payable	$683	$97,325	$—	$—	$98,008
Bank overdrafts	—	21,516	—	—	21,516
Accrued compensation	33	5,477	—	—	5,510
Current maturities of long-term debt	—	29,234	8,844	—	38,078
Deferred income taxes, net	—	1,220	—	(397)	823
Other current liabilities	—	12,156	258	—	12,414
Intercompany payable	28,058	71,274	2,220	(101,552)	—
Total current liabilities	28,774	238,202	11,322	(101,949)	176,349
Non-current liabilities:
Long-term debt	—	232,003	177,291	—	409,294
Non-current deferred income taxes	—	—	397	(397)	—
Other non-current liabilities	—	40,559	—	—	40,559
Total liabilities	28,774	510,764	189,010	(102,346)	626,202
Stockholders’(deficit) equity/Parent’s Investment	(14,386)	39,201	(97,339)	58,138	(14,386)
Total liabilities and (deficit) equity	$14,388	$549,965	$91,671	$(44,208)	$611,816

The consolidating balance sheet for BlueLinx Holdings Inc. as of January 4, 2014 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$47	$4,987	$—	$—	$5,034
Receivables	—	150,297	—	—	150,297
Inventories	—	223,580	—	—	223,580
Deferred income tax asset, net	—	—	397	(397)	—
Other current assets	790	20,208	1,816	—	22,814
Intercompany receivable	68,454	26,374	—	(94,828)	—
Total current assets	69,291	425,446	2,213	(95,225)	401,725
Property and equipment:
Land and land improvements	—	4,040	37,136	—	41,176
Buildings	—	10,839	79,243	—	90,082
Machinery and equipment	—	73,004	—	—	73,004
Construction in progress	—	3,028	—	—	3,028
Property and equipment, at cost	—	90,911	116,379	—	207,290
Accumulated depreciation	—	(64,557)	(31,614)	—	(96,171)
Property and equipment, net	—	26,354	84,765	—	111,119
Investment in subsidiaries	(47,735)	—	—	47,735	—
Non-current deferred income tax assets, net	—	1,221	—	(397)	824
Other non-current assets	—	11,768	4,810	—	16,578
Total assets	$21,556	$464,789	$91,788	$(47,887)	$530,246
Liabilities:
Current liabilities:
Accounts payable	$1,080	$59,283	$—	$—	60,363
Bank overdrafts	—	19,377	—	—	19,377
Accrued compensation	—	4,173	—	—	4,173
Current maturities of long-term debt	—	—	9,141	—	9,141
Deferred income tax liabilities, net	—	1,220	—	(397)	823
Other current liabilities	—	11,727	1,222	—	12,949
Intercompany payable	26,374	68,454	—	(94,828)	—
Total current liabilities	27,454	164,234	10,363	(95,225)	106,826
Non-current liabilities:
Long-term debt	—	211,193	177,802	—	388,995
Non-current deferred income taxes	—	—	397	(397)	—
Other non-current liabilities	—	40,323	—	—	40,323
Total liabilities	27,454	415,750	188,562	(95,622)	536,144
Stockholders’ (deficit) equity/Parent’s Investment	(5,898)	49,039	(96,774)	47,735	(5,898)
Total liabilities and (deficit) equity	$21,556	$464,789	$91,788	$(47,887)	$530,246

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 5, 2014 to April 5, 2014 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(8,608)	$(9,720)	$2,509	$7,211	$(8,608)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	1,549	803	—	2,352
Amortization of debt issue costs	—	413	331	—	744
Gain from the sale of properties	—	—	(210)	—	(210)
Restructuring payments	—	(603)	—	—	(603)
Share-based compensation expense	423	267	—	—	690
Intraperiod income tax allocation related to the hourly pension plan	—	(76)	—	—	(76)
Pension expense	—	225	—	—	225
Increase in restricted cash related to insurance and other	—	(1,285)	—	—	(1,285)
Other	(392)	2,040	(955)	115	808
Equity (deficit) in earnings of subsidiaries	7,211	—	—	(7,211)	—
Intercompany receivable	(2,820)	(3,904)	—	6,724	—
Intercompany payable	1,684	2,820	2,220	(6,724)	—
	(2,502)	(8,274)	4,698	115	(5,963)
Changes in primary working capital components:
Receivables	—	(40,469)	—	—	(40,469)
Inventories	—	(37,426)	—	—	(37,426)
Accounts payable	(299)	38,040	—	2	37,743
Net cash (used in) provided by operating activities	(2,801)	(48,129)	4,698	117	(46,115)
Cash flows from investing activities:
Investment in subsidiaries	3,110	81	(3,074)	(117)	—
Property, plant and equipment investments	—	(775)	—	—	(775)
Proceeds from disposition of assets	—	74	209	—	283
Net cash provided by (used in) investing activities	3,110	(620)	(2,865)	(117)	(492)
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(221)	(235)	—	—	(456)
Repayments on revolving credit facilities	—	(99,146)	—	—	(99,146)
Borrowings on revolving credit facilities	—	149,191	—	—	149,191
Payments of principal on mortgage	—	—	(809)	—	(809)
Payments on capital lease obligations	—	(570)	—	—	(570)
Increase in bank overdrafts	—	2,139	—	—	2,139
Increase in restricted cash related to the mortgage	—	—	(1,024)	—	(1,024)
Proceeds from rights offering, less expenses paid	(98)	—		—	(98)
Debt issuance costs	—	(75)	—	—	(75)
Net cash (used in) provided by financing activities	(319)	51,304	(1,833)	—	49,152
Increase in cash	(10)	2,555	—	—	2,545
Balance, beginning of period	47	4,987	—	—	5,034
Balance, end of period	$37	$7,542	$—	$—	$7,579

Noncash transactions:
Capital leases	$—	$983	$—	$—	$983

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 30, 2012 to March 30, 2013 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(12,649)	$(13,644)	$2,219	$11,425	$(12,649)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	1,297	876	—	2,173
Amortization of debt issue costs	—	615	331	—	946
Write off of debt issuance costs	—	119	—	—	119
Gain from the sale of properties	—	—	(238)	—	(238)
Pension expense	—	1,148	—	—	1,148
Share-based compensation expense	227	597	—	—	824
Increase in restricted cash related to insurance and other	—	(361)	—	—	(361)
Other	694	(507)	(1,081)	—	(894)
Equity (deficit) in earnings of subsidiaries	11,425	—	—	(11,425)	—
Intercompany receivable	(1,812)	(2,575)	—	4,387	—
Intercompany payable	2,575	1,812	—	(4,387)	—
	460	(11,499)	2,107	—	(8,932)
Changes in primary working capital components:
Receivables	—	(61,396)	—	—	(61,396)
Inventories	—	(89,595)	—	—	(89,595)
Accounts payable	217	64,257	(390)	—	64,084
Net cash provided by (used in) operating activities	677	(98,233)	1,717	—	(95,839)
Cash flows from investing activities:
Investment in subsidiaries	(39,364)	37,643	1,721	—	—
Property, plant and equipment investments	—	(955)	—	—	(955)
Proceeds from disposition of assets	—	32	163	—	195
Net cash (used in) provided by investing activities	(39,364)	36,720	1,884	—	(760)
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	16	—	—	16
Repurchase of shares to satisfy employee tax withholdings	(1,206)	—	—	—	(1,206)
Repayments on revolving credit facilities	—	(128,836)	—	—	(128,836)
Borrowings on revolving credit facilities	—	199,828	—	—	199,828
Payments of principal on mortgage	—	—	(646)	—	(646)
Payments on capital lease obligations	—	(384)	—	—	(384)
Decrease in bank overdrafts	—	(6,298)	—	—	(6,298)
Increase in restricted cash related to the mortgage	—	—	(2,955)	—	(2,955)
Debt issuance costs	—	(2,715)	—	—	(2,715)
Proceeds from rights offering less expenses paid	39,892	—	—	—	39,892
Net cash provided by (used in) financing activities	38,686	61,611	(3,601)	—	96,696
Increase in cash	(1)	98	—	—	97
Balance, beginning of period	28	5,160	—	—	5,188
Balance, end of period	$27	$5,258	$—	$—	$5,285

Noncash transactions:
Capital leases	$—	$—	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. This MD&A section should be read in conjunction with our consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended January 4, 2014 as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing.

The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning.  All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 4, 2014 as filed with the SEC and other factors, some of which may not be known to us.  We operate in a changing environment in which new risks can emerge from time to time.  It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

●	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market;

●	the acceptance by our customers of our privately branded products;

●	inventory levels of new and existing homes for sale;

●	general economic and business conditions in the United States;

●	the financial condition and credit worthiness of our customers;

●	the activities of competitors;

●	changes in significant operating expenses;

●	fuel costs;

●	risk of losses associated with accidents;

●	exposure to product liability claims;

●	changes in the availability of capital and interest rates;

●	immigration patterns and job and household formation;

●	our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

●	adverse weather patterns or conditions;

●	acts of war or terrorist activities, including acts of cyber intrusion;

●	variations in the performance of the financial markets, including the credit markets; and

●	the other factors described herein and in our Annual Report on Form 10-K for the year ended January 4, 2014 as filed with the SEC.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Overview

Background

We are a leading distributor of building products in North America. We operate in all of the major metropolitan areas in the United States (“U.S.”) and, as of April 5, 2014, we distributed approximately 10,000 products from over 750 suppliers to service approximately 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of approximately 50 distribution centers. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 41% of our first quarter of fiscal 2014 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 59% of our first quarter of fiscal 2014 gross sales.

Industry Conditions

We operate in a changing environment in which new risks can emerge from time to time.  A number of factors cause our results of operations to fluctuate from period to period.  Many of these factors are seasonal or cyclical in nature. Conditions in the U.S. housing market, while improving, continue to be at historically low levels. Additionally, over the past several years, the mortgage markets have experienced substantial disruption due to an unprecedented number of defaults.  This disruption and the related defaults have increased, compared to historic levels, the inventory of homes for sale in some markets (some markets have sold through excess inventory now) and also have caused lenders to tighten mortgage qualification criteria, which further reduces demand for new homes. While now showing signs of improvement, we expect the lower than historical average level of new housing activity will continue to negatively impact our operating results. However, along with many forecasters, we believe that we are in the beginning of a housing recovery and that U.S. housing demand will continue to improve in the long term based on population demographics and a variety of other factors.

As the housing market and general economic conditions continue to improve, the Company will continue to evaluate capital structure opportunities that make sense for the Company.  The Company’s sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets, which are showing signs of improvement. The overall housing market and economy are also improving, which is expected to lead to an increase in residential construction and, to a lesser extent, in home improvement activity.  As the Company and its industry continue to recover from the historic housing market downturn, the Company expects its sales to improve and therefore its need for inventory and its accounts receivable to increase.  This increased need for working capital is expected to use some of the Company’s current excess availability under its revolving credit facilities.

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

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the first quarter of fiscal 2014 and the first quarter of fiscal 2013.

	Fiscal Q1 2014	Fiscal Q1 2013
	(Dollars in millions) (Unaudited)
Sales by Category
Structural Products	$185	$233
Specialty Products	264	271
Other(1)	(5)	(1)
Total Sales	$444	$503
Sales Variances
Unit Volume $ Change	$(18)	$9
Price/Other(2)	(41)	40
Total $ Change	$(59)	$49

Unit Volume % Change	(3.8)%	2.1%
Price/Other(1)	(8.0)%	8.8%
Total % Change	(11.8)%	10.9%

(1)	“Other” includes unallocated allowances, discounts and the impact of closed centers.
(2)	“Other” includes unallocated allowances, discounts and the impact of unit volume changes related to the five distribution centers closed as part of the 2013 restructuring.

The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, in each case for the first quarter of fiscal 2014 and the first quarter of fiscal 2013.

	Fiscal Q1 2014	Fiscal Q1 2013
Gross Margin $’s by	(Dollars in millions) (Unaudited)
Category
Structural Products	$15	$20
Specialty Products	34	35
Other (1)	4	1
Total Gross Margin $’s	$53	$56
Gross Margin %’s by Category
Structural Products	8.1%	8.6%
Specialty Products	12.9%	12.9%
Total Gross Margin %’s	11.9%	11.2%
Unit Volume Change by Product(2)
Structural Products	(9.5)%	3.0%
Specialty Products	1.0%	1.5%
Total Change in Unit Volume %’s	(3.8)%	2.1%

(1)	“Other” includes unallocated allowances and discounts.
(2)	This excludes the impact of unit volume changes related to the five distribution centers closed as part of the 2013 restructuring.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the first quarter of fiscal 2014 and the first quarter of fiscal 2013.

	Fiscal Q1 2014	Fiscal Q1 2013
	(Dollars in millions) (Unaudited)

Sales by Channel
Warehouse/Reload	$357	$399
Direct	92	105
Other(1)	(5)	(1)
Total	$444	$503
Gross Margin by Channel
Warehouse/Reload	$43	$49
Direct	6	6
Other(1)	4	1
Total	$53	$56
Gross Margin % by Channel
Warehouse/Reload	12.0%	12.3%
Direct	6.5%	5.7%
Total	11.9%	11.2%

(1) “Other” includes unallocated allowances and adjustments.

Fiscal Year

Fiscal 2014 contains 52 weeks, fiscal 2013 contained 53 weeks and fiscal 2012 contained 52 weeks. Our fiscal quarters are based on a 5-4-4 week period, with the exception of the fourth fiscal quarter of fiscal years containing 53 weeks, which are based on a 5-4-5 week period.

Results of Operations

First Quarter of Fiscal 2014 Compared to First Quarter of Fiscal 2013

The following table sets forth our results of operations for the first quarter of fiscal 2014 and first quarter of fiscal 2013.

	First Quarter of Fiscal 2014	% of Net Sales	First Quarter of Fiscal 2013	% of Net Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$443,944	100.0%	$503,153	100.0%
Gross profit	52,676	11.9%	56,458	11.2%
Selling, general, and administrative	51,987	11.7%	59,419	11.8%
Depreciation and amortization	2,352	0.5%	2,173	0.4%
Operating loss	(1,663)	(0.4)%	(5,134)	(1.0)%
Interest expense, net	6,454	1.5%	7,192	1.4%
Other expense, net	160	0.0%	110	0.0%
Loss before provision for income taxes	(8,277)	(1.9)%	(12,436)	(2.5)%
Provision for income taxes	331	0.1%	213	0.0%
Net loss	$(8,608)	(1.9)%	$(12,649)	(2.5)%

Net sales.  For the first quarter of fiscal 2014, net sales decreased by 11.8%, or $59.2 million, to $443.9 million.  Sales during the quarter were negatively impacted by unusually cold weather conditions.  Structural sales decreased by $48.0 million, or 20.6%, compared to the first quarter of fiscal 2013. This decrease is primarily due to a decrease in structural product prices and other changes of 11.1%.  In addition, the change in structural sales is due to a decrease in unit volumes of 9.5%, which excludes the impact of the five distribution centers closed as part of the 2013 restructuring.  Specialty sales decreased by $7.3 million, or 2.7%, from a year ago. This change was primarily a result of a decrease in specialty product prices and other changes of 3.7%. The change in specialty sales prices was partially offset by an increase in specialty unit volumes of 1.0%, which excludes the impact from the five distribution centers closed as part of the 2013 restructuring. Approximately $29.5 million of the decrease in sales is related to the five distribution centers closed as a result of the 2013 restructuring.

Gross profit.  Gross profit for the first quarter of fiscal 2014 was $52.7 million, or 11.9% of sales, compared to $56.5 million, or 11.2% of sales, in the prior year period. The decrease in gross profit dollars compared to the first quarter of fiscal 2013 was driven by a decrease in volume partially offset by a favorable variance in our gross margin percentage.  Our overall gross margin percentage was higher due to a greater percentage of our sales being comprised of higher gross margin specialty products and a $1.4 million reduction to cost of sales recorded during the first quarter of fiscal 2014, related to the recovery of countervailing and antidumping duties.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses were $52.0 million, or 11.7% of net sales, for the first quarter of fiscal 2014, compared to $59.4 million, or 11.8% of net sales, a $7.4 million decrease compared to the first quarter of fiscal 2013.  This decrease in selling, general, and administrative expenses was primarily due to a decrease in variable costs such as third party freight due to a decrease in unit volume of 3.8%. In addition, there was a decrease in payroll, commissions, and payroll related costs of $5.9 million primarily related to a reduced headcount from the 2013 restructuring and change in executive leadership.

Depreciation and amortization. Depreciation and amortization expense totaled $2.4 million for the first quarter of fiscal 2014, compared to $2.2 million for the first quarter of fiscal 2013.

Operating loss. Operating loss for the first quarter of fiscal 2014 was $1.7 million, or 0.4% of sales, compared to operating loss of $5.1 million, or 1.0% of sales, in the first quarter of fiscal 2013, reflecting a decrease in selling, general, and administrative expense of $7.4 million partially offset by a decrease in gross profit dollars of $3.8 million.

Interest expense. Interest expense totaled $6.5 million for the first quarter of fiscal 2014 compared to $7.2 million for the first quarter of fiscal 2013.  The $0.7 million decrease is largely due to a $0.3 million decrease in interest expense incurred on our mortgage as a result of principal reductions, a $0.1 million decrease in interest related to our revolving credit facilities, a $0.2 million decrease in amortization of debt fees and a $0.1 million decrease in the write-off of debt issuance costs.  Interest expense included $0.7 million of debt issuance costs amortization for the first quarter of fiscal 2013 and $0.9 million for the first quarter of fiscal 2013.  During the first quarter of fiscal 2014, interest expense related to our revolving credit facilities and mortgage was $2.6 million and $3.0 million, respectively.  During the first quarter of fiscal 2013, interest expense related to our revolving credit facilities and mortgage was $2.7 million and $3.3 million, respectively. See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

Benefit from income taxes. The effective tax rate was (4.0)% and (1.7)% for the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively.  The unusual effective tax rate in both periods is primarily driven by a full valuation allowance recorded against our year to date federal and state tax benefit.  In addition, we recorded tax expense related to gross receipts, Canadian and certain state taxes. Also, during the first quarter of fiscal 2014, we allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded in accumulated other comprehensive loss resulting in a benefit to continuing operations.

Net loss.   Net loss for the first quarter of fiscal 2014 was $8.6 million compared to net loss of $12.6 million for the first quarter of fiscal 2013 as a result of the above factors.

On a per-share basis, basic and diluted loss applicable to common stockholders for the first quarter of fiscal 2014 and for the first quarter of fiscal 2013 was $0.10 and $0.19, respectively.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facilities to finance working capital needs and capital expenditures. We had approximately $87.7 million of excess availability under our U.S. revolving credit facility and $1.6 million under our Canadian revolving credit facility, described further below, as of April 5, 2014. As of April 5, 2014, under the U.S. revolving credit facility, we are required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $33.2 million during the time the $20.0 million increase, described further below in “Debt and Credit Sources”, is outstanding and $31.8 million at all times thereafter, or the amount equal to 12.5% of the lesser of the borrowing base or $467.5 million during the time the $20.0 million increase is outstanding, and $447.5 million at all times thereafter (the “Excess Availability Threshold”).  If we fail to maintain this minimum excess availability, the U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.  In the event that excess availability falls below $38.7 million during the time the $20.0 million increase is outstanding and $37.1 million at all times thereafter, or the amount equal to 15% of the lesser of the borrowing base or $467.5 million during the time the $20.0 million increase is outstanding, and $447.5 million at all times thereafter, the U.S. revolving credit facility gives the lenders the right, but not the obligation, to dominion over our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  For additional information regarding our financial covenants under our revolving credit facilities, see the Risk Factors “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” set forth under Item 1.A. Risk Factors in our Annual Report on Form 10-K for the year ended January 4, 2014, as filed with the SEC.

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

The following tables indicate our working capital and cash flows for the periods indicated.

	April 5, 2014	January 4, 2014
	(Dollars in thousands)
	(Unaudited)
Working capital	$308,758	$294,899

	Period from January 5, 2014 to April 5, 2014	Period from December 30, 2012 to March 30, 2013
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(46,115)	$(95,839)
Cash flows used in investing activities	(492)	(760)
Cash flows provided by financing activities	49,152	96,696

Working Capital

Working capital increased by $13.9 million to $308.8 million at April 5, 2014 from $294.9 million at January 4, 2014.  The increase in working capital reflected an increase in receivables and inventories of $40.5 million and $37.4 million, respectively. The increases are primarily attributable to an increase in demand and seasonal payment patterns. The increases are partially offset by increases in current maturities of long-term debt, accounts payable, and bank overdrafts of $28.9 million, $37.7 million, and $2.1 million, respectively. The increase in accounts payable and bank overdrafts is primarily due to the timing of payments. The increase in current maturities of long term debt is primarily attributable to the increase in the current portion of our revolver of $20.0 million related to the amendment executed during the first quarter of fiscal 2014.

Operating Activities

During the first quarter of fiscal 2014, cash flows used in operating activities totaled $46.1 million.  The primary drivers of cash flow used in operations were an increase in accounts receivable of $40.5 million, an increase in inventories of $37.4 million and a net loss, as adjusted for non-cash charges, of $3.7 million.  These cash outflows were partially offset by an increase in accounts payable of $37.7 million. Refer to the Working Capital section above for further discussion of these items.

      During the first quarter of fiscal 2013, cash flows used in operating activities totaled $95.8 million.  The primary drivers of cash flow used in operations were increases in accounts receivable of $61.4 million reflecting increased revenue resulting from an increase in demand and seasonal payment patterns, an increase in inventories of $89.6 million due to an increase in purchases to meet increased demand and a net loss, as adjusted for non-cash charges, of $5.0 million.  These cash outflows were offset by an increase in accounts payable of $64.1 million due to an increase in purchase volume associated with increased demand. This change in accounts payable was classified net of $1.3 million of expenses accrued but not yet paid for the 2013 Rights Offering, which were classified in cash flows from financing activities.

Investing Activities

During the first quarter of fiscal 2014 and fiscal 2013, cash flows used in investing activities totaled $0.5 million and $0.8 million, respectively.

During the first quarter of fiscal 2014 and fiscal 2013, our expenditures for property and equipment were $0.8 million and $1.0 million, respectively.  These expenditures were primarily to purchase information technology, leasehold improvements, and certain machinery and equipment. The majority of our capital expenditures for fiscal 2014 and fiscal 2013 has been and likely will continue to be paid from our revolving credit facility.

Proceeds from the disposition of property totaled $0.3 million and $0.2 million for the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively. The proceeds from disposition of assets in the first quarter of fiscal 2014 and in the first quarter of fiscal 2013 were primarily related to gains at our Fremont, California location. The gains were related to proceeds previously held in an escrow account for certain remediation procedures.

Financing Activities

Net cash provided by financing activities was $49.2 million and $96.7 million during the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively.  The net cash provided by financing activities in the first quarter of fiscal 2014 primarily reflected a net increase in the balance of our revolving credit facility of $50.0 million and bank overdrafts of $2.1 million.  These increases were partially offset by increases in our restricted cash related to the mortgage of $1.0 million and payments of principal on the mortgage of $0.8 million. The net cash provided by financing activities in the first quarter of fiscal 2013 primarily reflected a net increase in the balance of our revolving credit facility of $71.0 million and net proceeds from the 2013 Rights Offering of $39.9 million.  These increases were partially offset by a decrease in bank overdrafts of $6.3 million, increases in our restricted cash related to the mortgage of $3.0 million and cash paid for debt financing costs of $2.7 million.

Debt and Credit Sources

Our U.S. revolving credit facility is with several lenders including Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, dated August 4, 2006, as amended.  The U.S. revolving credit facility has a final maturity of April 15, 2016 and maximum available credit of $467.5 million.  The U.S. revolving credit facility also includes an additional $75 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $522.5 million.

On March 14, 2014, we entered into an amendment to our U.S. revolving credit facility, in the form of a separate tranche, which became effective on that date.  The most significant of the changes included in the amendment is the addition of up to $20.0 million in borrowing capacity for a period of up to 180 days from the effective date, which increased the maximum available credit of the U.S. revolving credit facility to $467.5 million. This additional available credit of $20.0 million was utilized in the first quarter of fiscal 2014. In conjunction with this amendment, we incurred $0.1 million of debt fees that were capitalized and are being amortized over the 180 day term.  In addition, pursuant to the new $20.0 million tranche, specific adjustments were made to the excess availability threshold calculation, the interest rate, and the fixed charge coverage ratio.

On June 28, 2013, we entered into an amendment to our U.S. revolving credit facility, which became effective on that date and pursuant to which certain components of the borrowing base calculation and excess liquidity calculation were adjusted. The most significant of the changes included in the amendment is the addition of PNC Bank, National Association as a lender and their additional loan commitment of $25.0 million, which at that time increased the maximum availability under the U.S. revolving credit facility to $447.5 million.  The terms of this amended agreement are described below.  In conjunction with this amendment, we incurred $0.1 million of debt fees that were capitalized and are being amortized over the amended debt term.

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

As of April 5, 2014, we had outstanding borrowings of $258.4 million and excess availability of $87.7 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.8% at April 5, 2014, including the impact of the $20.0 million tranche.  As of January 4, 2014, we had outstanding borrowings of $207.9 million and excess availability of $44.5 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.7% at January 4, 2014.  As of April 5, 2014 and January 4, 2014, we had outstanding letters of credit totaling $3.6 million, respectively, for the purposes of securing collateral related to guaranteeing lease and certain other obligations.  The $3.6 million in outstanding letters of credit as of April 5, 2014 does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of April 5, 2014, our U.S. revolving credit facility, as amended, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $33.2 million during the time the $20.0 million increase is outstanding, and $31.8 million at all times thereafter, or the amount equal to 12.5% of the lesser of the borrowing base or $467.5 million during the time the $20.0 million increase is outstanding, and $447.5 million at all times thereafter.  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of April 5, 2014 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest level of fiscal month-end availability for the twelve month period ended April 5, 2014 was $44.5 million.  We do not anticipate our excess availability in fiscal 2014 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

 In the event that excess availability falls below $38.7 million during the time the $20.0 million increase is outstanding, and $37.1 million at all times thereafter or the amount equal to 15% of the lesser of the borrowing base or $467.5 million during the time the $20.0 million increase is outstanding, and $447.5 million at all times thereafter, the U.S. revolving credit facility gives the lenders the right to dominion of our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  In addition, we would be required to maintain a springing lock-box arrangement where customer remittances go directly to a lock-box maintained by our lenders and then are forwarded to our general bank accounts.  Our U.S. revolving credit facility does not contain a subjective acceleration clause, which would allow our lenders to accelerate the scheduled maturities of our debt or to cancel our agreement.

Our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) has a revolving credit agreement (the “Canadian revolving credit facility”) with Canadian Imperial Bank of Commerce (as successor to CIBC Asset-Based Lending Inc.) and the other signatories thereto, as lender, administrative agent and collateral agent, dated August 12, 2011, as amended.

As of April 5, 2014, we had outstanding borrowings of $2.8 million and excess availability of $1.6 million under the terms of our Canadian revolving credit facility.  As of January 4, 2014, we had outstanding borrowings of $3.3 million and excess availability of $1.3 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at April 5, 2014 and January 4, 2014.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of April 5, 2014 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under this facility.

Under the terms of our mortgage, we are required to transfer certain funds to be held as collateral. On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  In addition, on the last business day of each calendar quarter, starting with the fourth quarter of fiscal 2012, additional funds held as collateral under the mortgage agreement are used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, is released to the Company on the last business day of each calendar quarter through the third quarter of fiscal 2014.  All funds released pursuant to these provisions may only be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.  Approximately $3.1 million of cash held in collateral were released to the Company during the first quarter of fiscal 2014 to pay for usual and customary operating expenses.  We expect to transfer approximately $13.3 million as collateral during the next twelve month period, approximately $1.3 million of which will be remitted to us on a quarterly basis to pay for usual and customary operating expenses, in accordance with the mortgage agreement.

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

We intend to ensure that we have a solid capital structure to provide runway for the Company as our markets recover. We will continue to accelerate our emphasis on our working capital metrics and management. Growing markets, however, typically necessitate increased working capital, and we want to have the flexibility to take advantage of opportunities as the market recovery occurs. We will continue to evaluate capital structure opportunities that make sense for the Company.

Contractual Obligations

On March 14, 2014, we entered into an amendment to our U.S. revolving credit facility, which became effective on that date.  The most significant of the changes included in the amendment is the addition of up to $20.0 million in borrowing capacity for a period of up to 180 days from the effective date, which increased the maximum availability of the U.S. revolving credit facility to $467.5 million.  In conjunction with this amendment, we incurred $0.1 million of debt fees that were capitalized and are being amortized over the 180 day term.

There have been no material changes to our contractual obligations from those disclosed above or in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 4, 2014.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. There have been no material changes to our accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 4, 2014.

New Accounting Standards

In the third quarter of fiscal 2013, the Financial Accounting Standards Board (the “FASB”) issued an amendment to previously issued guidance which requires entities to present unrecognized tax benefits as a decrease in a net operating loss, a similar tax loss or a tax credit carryforward, if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The amendment, which did not materially impact our financial statements, is effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2013. We have adopted this guidance during the first quarter of fiscal 2014.

There were no other accounting pronouncements adopted during the first quarter of fiscal 2014 that had a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 4, 2014.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the first quarter of fiscal 2014, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ITEM 1A. RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 4, 2014 as filed with the SEC.

ITEM 5. OTHER INFORMATION

On May 8, 2014, BlueLinx Corporation (the “Operating Company”), a wholly-owned subsidiary of BlueLinx Holdings Inc. (“BlueLinx” or the “Company”) announced that Ms. Susan C. O’Farrell has accepted an offer to serve as Senior Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer, effective as of May 19, 2014.

Ms. O’Farrell, age 50, has been a senior financial executive holding several roles with The Home Depot since 1999. As the Vice President of Finance, she led teams supporting the retail organization. Most recently, she was responsible for the finance function for The Home Depot’s At Home Services Group. Ms. O’Farrell began her career with Andersen Consulting, LLP, leaving as an Associate Partner in 1996 for a strategic information systems role with AGL Resources. Ms. O’Farrell has a B.S. in business administration from Auburn University.

In connection with the hiring of Ms. O’Farrell, the Operating Company and Ms. O’Farrell have entered into an Employment Agreement dated May 5, 2014 and effective May 19, 2014, memorializing the terms of Ms. O’Farrell’s employment as Senior Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer.  The Employment Agreement provides that Ms. O’Farrell will receive a base salary of $400,000 per year, subject to increase at the discretion of the Company. Ms. O’Farrell shall also be eligible to receive an annual bonus pursuant to the terms of BlueLinx’ Short-Term Incentive Plan (“STIP”), with the annual bonus potential to be a target of 65% of her base salary, based upon satisfaction of performance goals and bonus criteria to be defined and approved by the Compensation Committee of the Board of Directors of the Company in advance for each fiscal year.  In respect to 2014 only, Ms. O’Farrell will receive a guaranteed bonus in an amount equal to no less than $260,000, which bonus will be paid, subject to certain conditions, provided Ms. O’Farrell is employed by the Company on January 1, 2015.  Upon commencing employment, Ms. O’Farrell will receive 400,000 shares of restricted stock, which shares will vest in three equal installments on the first, second and third anniversary of the grant date.  In addition, Ms. O’Farrell will receive an additional payment of $75,000 on or about June 9, 2014.  The Employment Agreement provides that Ms. O’Farrell is eligible to participate in all benefit programs for which senior executives are generally eligible, including the Company’s long-term incentive plans.

The Employment Agreement will expire on May 19, 2016, but will be automatically renewed for successive one-year terms unless 90-days’ prior written notice is given by either party in advance of the expiration date of any such extended term. If Ms. O’Farrell’s employment is terminated without “cause” or she resigns for “good reason,” each as described in the Employment Agreement, Ms. O’Farrell will be entitled to, among other things (i) payment equal to one time her annual base salary in effect immediately prior to the date of termination, (ii) payment of a pro-rata portion of her annual target bonus for the performance year in which the termination occurs, (iii) all unvested time-vested restricted stock grants will automatically vest and become non-forfeitable, and (iv) all unvested performance-vested performance share or restricted stock grants will remain outstanding and will vest and become non-forfeitable in accordance with their terms as if Ms. O’Farrell remained employed.

Under the Employment Agreement, in the event Ms. O’Farrell’s employment is terminated in connection with a change in control of the Company, Ms. O’Farrell will be entitled to receive, among other things, a payment equal to two times her annual base salary in effect immediately prior to the date of termination.

The Employment Agreement also contains customary confidentiality and non-solicitation provisions, as well as a covenant not to compete during the employment term and continuing for a period of one year following her date of termination in the event Ms. O’Farrell is terminated without cause, she voluntarily resigns or resigns for good reason, or the employment period ends.

The foregoing description is qualified in its entirety by reference to the Employment Agreement, a copy of which is filed herewith as Exhibit 10.2 and incorporated herein by reference.

Other than the Employment Agreement, there are no arrangements or understandings between Ms. O’Farrell and any other persons pursuant to which she was selected as an officer of the Company.

Effective as of May 18, 2014, Mr. H. Douglas Goforth no longer will serve as Senior Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer of the Company. Mr. Goforth is expected to serve in an advisory capacity through June 1, 2014 in order to assist with the transition.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Seventh Amendment to Amended and Restated Loan and Security Agreement, dated March 14, 2014, by and among Wells Fargo Bank, National Associations, the Lenders named therein, BlueLinx Corporation, BlueLinx Florida LP, BlueLinx Florida Holding No. 1 Inc. and BlueLinx Florida Holding No. 2 Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2014).

10.2*	Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell, dated May 5, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).**

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

BlueLinx Holdings Inc.
(Registrant)

Date: May 8, 2014	By:	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Seventh Amendment to Amended and Restated Loan and Security Agreement, dated March 14, 2014, by and among Wells Fargo Bank, National Associations, the Lenders named therein, BlueLinx Corporation, BlueLinx Florida LP, BlueLinx Florida Holding No. 1 Inc. and BlueLinx Florida Holding No. 2 Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2014).

10.2*	Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell, dated May 5, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).**

*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

