Form 10-Q
period 2014-07-05
BlueLinx Holdings Inc.
filed 2014-08-07
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

As of August 7, 2014 there were 88,833,317 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.

Form 10-Q

For the Quarterly Period Ended July 5, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Second Quarter
	Period from April 6, 2014 to July 5, 2014	Period from March 31, 2013 to June 29, 2013
Net sales	$531,494	$604,592
Cost of sales	469,461	549,407
Gross profit	62,033	55,185
Operating expenses:
Selling, general, and administrative	49,884	68,510
Depreciation and amortization	2,421	2,229
Total operating expenses	52,305	70,739
Operating income (loss)	9,728	(15,554)
Non-operating expenses (income):
Interest expense	6,859	6,916
Other (income) expense, net	(40)	128
Income (loss) before benefit from income taxes	2,909	(22,598)
Benefit from income taxes	(327)	(292)
Net income (loss)	$3,236	$(22,306)
Basic and diluted weighted average number of common shares outstanding	85,874	84,167
Basic and diluted net income (loss) per share applicable to common stock	$0.04	$(0.27)

Comprehensive income (loss):
Net income (loss)	$3,236	$(22,306)
Other comprehensive income (loss):
Amortization of unrecognized loss, net of taxes	117	158
Foreign currency translation	267	(162)
Total other comprehensive income (loss)	384	(4)
Comprehensive income (loss)	$3,620	$(22,310)

See accompanying notes.

 BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Six Months Ended
	Period from January 5, 2014 to July 5, 2014	Period from December 30, 2012 to June 29, 2013
Net sales	$975,438	$1,107,745
Cost of sales	860,729	996,102
Gross profit	114,709	111,643
Operating expenses:
Selling, general, and administrative	101,871	127,929
Depreciation and amortization	4,773	4,402
Total operating expenses	106,644	132,331
Operating income (loss)	8,065	(20,688)
Non-operating expenses:
Interest expense	13,313	14,108
Other expense, net	120	238
Loss before provision for (benefit from) income taxes	(5,368)	(35,034)
Provision for (benefit from) income taxes	4	(79)
Net loss	$(5,372)	$(34,955)
Basic and diluted weighted average number of common shares outstanding	85,531	75,441
Basic and diluted net loss per share applicable to common stock	$(0.06)	$(0.46)

Comprehensive loss:
Net loss	$(5,372)	$(34,955)
Other comprehensive income (loss):
Amortization of unrecognized loss, net of taxes	232	876
Foreign currency translation	36	(271)
Total other comprehensive income (loss)	268	605
Comprehensive loss	$(5,104)	$(34,350)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 5, 2014	January 4, 2014
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,695	$5,034
Receivables, net	205,506	150,297
Inventories, net	267,644	223,580
Other current assets	29,748	22,814
Total current assets	510,593	401,725
Property, plant, and equipment:
Land and land improvements	41,082	41,176
Buildings	90,126	90,082
Machinery and equipment	77,167	73,004
Construction in progress	292	3,028
Property, plant, and equipment, at cost	208,667	207,290
Accumulated depreciation	(100,309)	(96,171)
Property, plant, and equipment, net	108,358	111,119
Non-current deferred income tax assets, net	824	824
Other non-current assets	13,945	14,821
Total assets	$633,720	$528,489
Liabilities:
Current liabilities:
Accounts payable	$99,885	$60,363
Bank overdrafts	22,579	19,377
Accrued compensation	5,650	4,173
Current maturities of long-term debt	81,195	9,141
Deferred income taxes, net	823	823
Other current liabilities	13,970	12,949
Total current liabilities	224,102	106,826
Non-current liabilities:
Long-term debt	380,659	387,238
Other non-current liabilities	38,986	40,323
Total liabilities	643,747	534,387
Stockholders’ deficit:
Common Stock, $0.01 par value, 200,000,000 shares authorized at July 5, 2014 and January 4, 2014; 88,897,561 and 86,545,000 shares issued at July 5, 2014 and January 4, 2014, respectively.	890	866
Additional paid-in capital	252,147	251,150
Accumulated other comprehensive loss	(16,025)	(16,293)
Accumulated deficit	(247,039)	(241,621)
Total stockholders’ deficit	(10,027)	(5,898)
Total liabilities and stockholders’ deficit	$633,720	$528,489

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	Period from January 5, 2014 to July 5, 2014	Period from December 30, 2012 to June 29, 2013
Cash flows from operating activities:
Net loss	$(5,372)	$(34,955)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,773	4,402
Amortization of debt issuance costs	1,689	1,671
Write-off of debt issuance costs	—	119
Gain from the sale of properties	(5,251)	(230)
Severance charges	1,276	4,331
Restructuring payments	(1,597)	—
Intraperiod income tax allocation related to the hourly pension plan	(150)	(560)
Pension expense	450	2,295
Share-based compensation expense, excluding restructuring related	2,873	1,879
Share-based compensation expense, restructuring related	—	2,448
Increase in restricted cash related to insurance and other	(701)	(85)
Increase in prepaid assets	(7,288)	(1,607)
Other	622	727
	(8,676)	(19,565)
Changes in primary working capital components:
Receivables	(55,209)	(75,529)
Inventories	(44,064)	(88,378)
Accounts payable	39,620	49,815
Net cash used in operating activities	(68,329)	(133,657)
Cash flows from investing activities:
Property, plant and equipment investments	(1,253)	(2,965)
Proceeds from disposition of assets	7,213	443
Net cash provided by (used in) investing activities	5,960	(2,522)
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	16
Repurchase of shares to satisfy employee tax withholdings	(894)	(2,867)
Repayments on the revolving credit facilities	(216,746)	(266,845)
Borrowings from the revolving credit facilities	290,224	395,383
Payments of principal on mortgage	(8,262)	(4,176)
Payments on capital lease obligations	(1,176)	(768)
Increase (decrease) in bank overdrafts	3,202	(14,451)
Decrease in restricted cash related to the mortgage	(1,019)	(2,800)
Debt issuance costs	(201)	(2,830)
(Payments on) proceeds from stock offering, less expenses paid	(98)	38,715
Net cash provided by financing activities	65,030	139,377
Increase in cash	2,661	3,198
Balance, beginning of period	5,034	5,188
Balance, end of period	$7,695	$8,386

Noncash transactions:
Capital leases	$1,107	$—

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 5, 2014

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

We are a leading distributor of building products in North America with approximately 1,800 employees.  We offer approximately 10,000 products from over 750 suppliers to service more than 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our current network of 49 distribution centers.

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

In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remain with us. When the inventory is sold by the customer, we recognize revenue on a gross basis.  Customer consigned inventory at July 5, 2014, and January 4, 2014, was approximately $11.3 million and $10.1 million, respectively.

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

Restricted Cash

We had restricted cash of $13.4 million and $11.7 million at July 5, 2014, and January 4, 2014, respectively. Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.

The table below provides the balances of each individual component in restricted cash as of July 5, 2014, and January 4, 2014 (in thousands):

	July 5, 2014	January 4, 2014
Cash in escrow:
Mortgage	$1,019	$—
Insurance	7,427	7,921
Other (primarily real estate related)	4,956	3,760
Total	$13,402	$11,681

    Allowance for Doubtful Accounts and Related Reserves

We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance, which is aged utilizing contractual terms, based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ potential inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances ultimately will be uncollectible, we remove them from our aged trial balance. Additionally, we maintain reserves for cash discounts that we expect customers to earn as well as expected returns. At July 5, 2014, and January 4, 2014, these reserves both totaled $4.4 million.

        Inventory Valuation

Inventories are carried at the lower of cost or market. The cost of all inventories is determined by the moving average cost method.  We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location.  We evaluate our inventory value at the end of each quarter to ensure that first quality, actively moving inventory, when viewed by category, is carried at the lower of cost or market. During the second quarter of fiscal 2013, we recorded in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss a lower of cost or market charge of $3.8 million related to declines in prices for our lumber, oriented strand board (“OSB”) and plywood inventory. At July 5, 2014, and January 4, 2014, the market value of our inventory exceeded its cost.

Additionally, we maintain a reserve for the estimated value impairment associated with damaged, excess and obsolete inventory. The damaged, excess and obsolete reserve generally includes discontinued items or inventory that has turn days in excess of 270 days, excluding new items during their product launch. At July 5, 2014, and January 4, 2014, our damaged, excess and obsolete inventory reserves were $2.1 million and $1.8 million, respectively.  During the second quarter of fiscal 2013, approximately $1.0 million was recorded in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Loss for damaged, excess and obsolete inventory related to the closure of five distribution centers. There was less than $0.1 million of this reserve remaining as of July 5, 2014, and $0.3 million of this reserve remaining as of January 4, 2014.  We discuss the closure or ceasing of operations of these distribution centers, which is included in our 2013 restructuring plan (the “2013 restructuring”), further in “Note 3 – Restructuring Charges”.

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

Consideration Received from Vendors and Consideration Paid to Customers

Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on the achievement of specified volume purchasing levels.  We also receive rebates related to price protection and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory value to reflect the net acquisition cost (purchase price less expected purchase rebates). At July 5, 2014, and January 4, 2014, the vendor rebate receivable totaled $6.5 million and $7.6 million, respectively.

In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified volume sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales value to reflect the net sales (sales price less expected customer rebates). At July 5, 2014, and January 4, 2014, the customer rebate payable totaled $4.5 million and $6.3 million, respectively.

 Income (Loss) per Common Share

We calculate our basic income (loss) per share by dividing net income (loss) by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain of our officers, directors, and certain other employees participate in dividends on the same basis as common shares and are non-forfeitable by the holder. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders.

The following table calculates basic and diluted income per common share for the three months ended July 5, 2014, under the two-class method (in thousands, except per share data):

Period from April 6, 2014 to July 5, 2014
Basic income per share:
Net income	$3,236
Less: Income applicable to participating securities	89
Net income available to common stockholders	$3,147
Basic weighted average shares outstanding	85,874
Basic income per share	$.04

Diluted income per share:
Net income	$3,236
Less: Income applicable to participating securities	89
Net income available to common stockholders	$3,147
Basic weighted average shares outstanding	85,874
Common stock equivalents	$–
Diluted weighted average shares outstanding	85,874
Diluted income per share	$.04

Given that the restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss.  Therefore, we have not included 2,435,292 and 1,984,911 of unvested shares of restricted stock that had the right to participate in dividends in our basic and dilutive calculations for the first six months of fiscal 2014 and for the first six months of fiscal 2013, respectively.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. There were no grants of performance shares during the first six months of fiscal 2014. During the first six months of fiscal 2013, we granted 2,969,424 performance shares under our 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) in which shares are issuable upon satisfaction of certain performance criteria. As of July 5, 2014 and June 29, 2013, we assumed that 1,110,618 and 2,348,017, respectively, of the performance shares will vest, net of forfeitures and vestings, as of the first six months of fiscal 2014 and the first six months of fiscal 2013, based on our assumption that meeting the performance criteria is probable. The performance shares are not considered participating shares under the two-class method because they do not receive any non-transferable rights to dividends.  The performance shares we assumed will vest were not included in the computation of diluted earnings per share calculation because they were anti-dilutive.

    Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. As we experienced losses in all periods, except for the second quarter of fiscal 2014, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. For the second quarter of fiscal 2014 we excluded 4,330,410 of unvested share-based awards, which includes excluding the assumed exercise of 784,500 unexpired stock options and 1,110,618 performance shares, from the diluted earnings per share calculation because they were anti-dilutive. For the first six months of fiscal 2013, we excluded 5,203,075 of unvested share-based awards, which includes excluding the assumed exercise of 870,147 unexpired stock options and 2,348,017 performance shares, from the diluted earnings per share calculation because they were anti-dilutive.

Share-Based Compensation

We have two stock-based compensation plans covering officers, directors, certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Plan. The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a further sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants upon the exercise of options, upon the granting of restricted stock or upon the vesting of equity settled performance shares, out of the total amount of common shares authorized for issuance under either the 2004 Plan or the 2006 Plan.  During the first six months of fiscal 2014, the Compensation Committee granted 1,969,712 restricted shares of our common stock to certain of our officers, directors, and certain other employees.  During the second quarter of fiscal 2014 we announced that Mr. H. Douglas Goforth no longer would serve as Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer, Mr. James P. Soggs no longer would serve as Vice President, Human Resources, and Mr. Howard S. Cohen would not stand for reelection to the Board of Directors (the “change in leadership”). Due to this change in leadership, 560,710 restricted shares vested in second quarter of fiscal 2014. Restricted shares of 1,103,301 vested in the first six months of fiscal 2014 due to the completion of the vesting term and the modification related to the change in leadership. During the first six months of 2014, in conjunction with the change in leadership, performance shares of 533,751 vested. In addition, performance shares of 505,206 vested in the first six months of 2014 due to the completion of the vesting term and the Compensation Committee’s discretionary decision on December 30, 2013, to waive the satisfaction of the performance criteria and vest the initial tranche of these performance shares due to the significant restructuring activities undertaken by the Company during the vesting period.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general, and administrative” expense in the Consolidated Statements of Operations and Comprehensive Loss.  For the second quarter and for the first six months of fiscal 2014 our total share-based compensation expense was $2.2 million and $2.9 million, respectively. Approximately $1.1 million of total share-based compensation during the second quarter fiscal 2014 and for the first six months of fiscal 2014 is related to the change in leadership. For the second quarter and for the first six months of fiscal 2013 our total share-based compensation expense was $3.5 million and $4.3 million, respectively.

 Income Taxes

Deferred income taxes are provided using the liability method. Accordingly, deferred income taxes are recognized for differences between the income tax and financial reporting bases of our assets and liabilities based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income.  We recognize a valuation allowance, when based on the weight of all available evidence, we believe it is more likely than not that our deferred tax assets will not be realized.  In evaluating our ability to recover our deferred income tax assets, we considered available positive and negative evidence, including our past operating results, our ability to carryback losses against prior taxable income, the existence of cumulative losses in the most recent years, our forecast of future taxable income and an excess of appreciated assets over the tax basis of our net assets. In estimating future taxable income, we developed assumptions including the amount of future state and federal pretax operating and non-operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions required significant judgment about the forecasts of future taxable income.  Based on the weight of available evidence, we recorded a reduction to our deferred tax asset and valuation allowance of $1.1 million relating to our current period net operating income, which resulted in a total net deferred tax asset of $90.4 million with a valuation allowance of a corresponding amount as of July 5, 2014.  As of January 4, 2014, our total net deferred tax asset was $88.3 million with a valuation allowance of a corresponding amount.

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

We generally believe that the positions taken on previously filed tax returns are more likely than not to be sustained by the taxing authorities.  We have recorded income tax and related interest liabilities where we believe our position may not be sustained.  Such amounts are disclosed in Note 5 in our Annual Report on Form 10-K for the year-ended January 4, 2014. There have been no material changes to our tax positions during the first six months of fiscal 2014.

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

No impairment indicators appear to be present that would result in material reductions to our January 4, 2014, projected undiscounted cash flows, which exceeded our carrying amount in all cases during the performance of our January 4, 2014, impairment analysis.

Self-Insurance

It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured deductible for each claim involving workers’ compensation and auto liability is limited to $0.8 million and $2.0 million, respectively. Our self-insured retention for each claim involving comprehensive general liability (including product liability claims) is limited to $0.8 million.  We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.1 million per occurrence) and the majority of our medical benefit plans ($0.3 million per occurrence). Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow. At July 5, 2014, and January 4, 2014, the self-insurance reserves totaled $7.1 million and $6.9 million, respectively.

New Accounting Standards

In the third quarter of fiscal 2013, the Financial Accounting Standards Board (the “FASB”) issued an amendment to previously issued guidance which requires entities to present unrecognized tax benefits as a decrease in a net operating loss, a similar tax loss or a tax credit carryforward, if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The amendment, which did not materially impact our financial statements, is effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance during the first quarter of fiscal 2014.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. The Company is currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which will replace most existing revenue recognition guidance in GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

There were no other accounting pronouncements adopted during the second quarter of fiscal 2014 that had a material impact on our financial statements.

Reclassifications

During fiscal 2014, we have separately detailed certain amounts, which historically had been presented as “Other” changes in the “Cash flows from operating activities”. To conform the historical presentation to the current and future presentation, we have separately detailed similar items in prior periods from “Other” changes in the “Cash flows from operating activities”.

During the second quarter of fiscal 2014, we reclassified certain amounts, which historically had been presented as “Other non-current assets” to “Long-term debt” on the Consolidated Balance Sheets. To conform the historical presentation to the current and future presentation, we reclassified similar items in prior periods from “Other non-current assets” to “Long-term debt” on the Consolidated Balance Sheets.

3. Restructuring Charges

We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property).  We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits when management has committed to a plan, due to the existence of a post employment benefit agreement. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss for the first six months of fiscal 2014 and the six months of fiscal 2013, and in “Accrued compensation” on the Consolidated Balance Sheets at July 5, 2014, and January 4, 2014.

2013 Facility Lease Obligation and Severance Costs

During the second quarter of fiscal 2013, we announced the 2013 restructuring which included the realignment of headquarters resources and the strategic review of our distribution centers.  This review resulted in the Company designating five distribution centers to be sold or closed.  These distribution centers were closed or ceased operations during the third quarter of fiscal 2013.  During the second quarter of fiscal 2013, we also announced that George R. Judd no longer would serve as President and Chief Executive Officer of the Company.

The table below summarizes the balance of reduction in force activities and the related accrued facility lease obligation reserve and the changes in the accrual for the second quarter of fiscal 2014 (in thousands):

	Reduction in Force Activities	Facility Lease Obligation	Total
Balance at April 5, 2014	$2,021	$835	$2,856
Charges	—	—	—
Assumption changes	(7)	—	(7)
Payments	(566)	(103)	(669)
Accretion of liability	—	8	8
Balance at July 5, 2014	$1,448	$740	$2,188

The table below summarizes the balance of reduction in force activities and the related accrued facility lease obligation reserve and the changes in the accrual for the six months ending on July 5, 2014 (in thousands):

	Reduction in Force Activities	Facility Lease Obligation	Total
Balance at January 4, 2014	$2,550	$928	$3,478
Charges	—	—	—
Assumption changes	(36)	2	(34)
Payments	(1,066)	(206)	(1,272)
Accretion of liability	—	16	16
Balance at July 5, 2014	$1,448	$740	$2,188

During the third quarter of fiscal 2011, we entered into an amendment to our corporate headquarters lease in Atlanta, GA related to the unoccupied 4100 building, which was exited during fiscal 2007. The final payment related to this amendment was made during the first quarter of fiscal 2014 in the amount of $0.3 million.

4. Assets Held for Sale and Net Gain on Disposition

We have certain assets that we have designated as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of July 5, 2014, and January 4, 2013, total assets held for sale were $0.9 million and $2.6 million, respectively, and were included in “Other current assets” in our Consolidated Balance Sheets.  During the second quarter of fiscal 2014 we designated the Shreveport, Louisiana location as held for sale. The facility has a carrying value of $0.2 million. We continue to actively market all properties that are designated as held for sale.

During the second quarter and first six months of fiscal 2014, we recognized a gain of $5.1 million on the sale of the closed Portland, Oregon facility, which was classified as held for sale. This gain was recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). We recognized an additional gain related to our Fremont, California location during the first quarter and first six months of fiscal 2014 of approximately $0.2 million. The gain was related to proceeds previously held in an escrow account for certain environmental remediation procedures.  No other real properties classified as held for sale were sold during the period.

5. Employee Benefits

Most of our hourly employees participate in noncontributory defined benefit pension plans. These include a plan that is administered solely by us (the “hourly pension plan”) and union-administered multiemployer plans. Our funding policy for the hourly pension plan is based on actuarial calculations and the applicable requirements of federal law.  Benefits under the majority of plans for hourly employees (including multiemployer plans) primarily are related to years of service.  We believe that our portion of each multiemployer pension plan is immaterial to our financial statements and that we represent an immaterial portion of the total contributions and future obligations of these plans; provided, however, for the Local 786 Lumber Employee Plan, we currently are the largest contributing employer.

Net periodic pension cost for our pension plans included the following (in thousands):

	Second Quarter
	Period from April 6, 2014 to July 5, 2014	Period from March 31, 2013 to June 29, 2013

Service cost	$264	$548
Interest cost on projected benefit obligation	1,280	1,188
Expected return on plan assets	(1,510)	(1,306)
Amortization of unrecognized loss	191	718
Net periodic pension cost	$225	$1,148

	Six Months Ended
	Period from January 5, 2014 to July 5, 2014	Period from December 30, 2012 to June 29, 2013

Service cost	$528	$1,096
Interest cost on projected benefit obligation	2,560	2,375
Expected return on plan assets	(3,020)	(2,612)
Amortization of unrecognized loss	382	1,436
Net periodic pension cost	$450	$2,295

The Company’s minimum required contribution for plan year 2012 was $3.2 million.  In an effort to preserve additional cash for operations, we applied for, and were granted, a waiver (the “waiver”) from the Internal Revenue Service (“IRS”) for our 2012 minimum required contribution. The Company finalized the waiver in the second quarter of fiscal 2014.  As the Company was granted the requested waiver, our contributions for 2012 will be amortized over the following five years, increasing our future minimum required contributions during this period.

The Company’s minimum required contribution for plan year 2013 was estimated to be $6.0 million, including the impact of the waiver.   During the second quarter of fiscal 2013, we contributed certain qualifying employer real property to the hourly pension plan. The properties, including certain land and buildings, are located in Charleston, S.C. and Buffalo, N.Y., and were valued at approximately $6.8 million by independent appraisals prior to the contribution.  The contribution was recorded by the hourly pension plan at the fair value of $6.8 million.  We are leasing back the contributed properties for an initial term of twenty years with two five-year extension options and continue to use the properties in our distribution operations.  Each lease provides us a right of first refusal on any subsequent sale by the hourly pension plan and a repurchase option.  The hourly pension plan engaged an independent fiduciary who evaluated the transaction on behalf of the hourly pension plan, negotiated the terms of the property contribution and the leases, and also manages the properties on behalf of the hourly pension plan.  The property contribution was designated to required contributions for the 2013 plan year and the portion of the waiver amortization payable in the 2013 plan year.

We determined that the contribution of the properties does not meet the accounting definition of a plan asset within the scope of relevant accounting guidance. Accordingly, the contributed properties are not considered a contribution for financial reporting purposes and, as a result, are not included in plan assets and have no impact on the net pension liability recorded on our Consolidated Balance Sheets. We continue to depreciate the carrying value of the properties in our financial statements, and no gain or loss was recognized at the contribution date for financial reporting purposes.  Rent payments are made on a monthly basis and recorded as contributions to the hourly pension plan. These rental payments reduce our unfunded obligation to the hourly pension plan.

The Company’s minimum required contribution for plan year 2014 is approximately $5.1 million. We are currently required to make three quarterly cash contributions during fiscal 2014 of $1.5 million each, of which $1.5 million has been recorded as of July 5, 2014. Additionally, we are required to make twelve monthly lease payments associated with the 2013 property contribution of less than $0.1 million each, of which $0.3 million was recorded during the first six months of fiscal 2014.

6. Revolving Credit Facilities

We have our U.S. revolving credit facility agreement (the “U.S. revolving credit facility”) with several lenders including Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association (“Wells Fargo Bank”), dated August 4, 2006, as amended.  The U.S. revolving credit facility has a final maturity of April 15, 2016 and maximum available credit of $467.5 million.  The U.S. revolving credit facility also includes an additional $75.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $542.5 million, inclusive of the $20.0 million borrowing capacity stated below. Amounts outstanding under the U.S. revolving credit facility are secured on a first priority basis, by substantially all of our personal property and trade fixtures, including all accounts receivable, general intangibles, inventory and equipment.

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

On March 27, 2013, we concluded a rights offering for shares of our common stock (the “2013 Rights Offering”).  The 2013 Rights Offering was fully subscribed and resulted in net proceeds of approximately $38.6 million, which we utilized to pay down the U.S. revolving credit facility.  We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

As of July 5, 2014, we had outstanding borrowings of $280.9 million and excess availability of $80.7 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.8% at July 5, 2014, including the impact of the $20.0 million tranche.  As of January 4, 2014, we had outstanding borrowings of $207.9 million and excess availability of $44.5 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.7% at January 4, 2014.  As of July 5, 2014, and January 4, 2014, we had outstanding letters of credit totaling $3.6 million, for the purposes of securing collateral requirements related to guaranteeing lease and certain other obligations.  The $3.6 million in outstanding letters of credit as of July 5, 2014, does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

As of July 5, 2014, our U.S. revolving credit facility, as amended, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $33.2 million during the time the $20.0 million increase is outstanding and $31.8 million at all times thereafter or the amount equal to 12.5% of the lesser of the borrowing base or $467.5 million during the time the $20.0 million increase is outstanding, and $447.5 million at all times thereafter (the “Excess Availability Threshold”). The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of July 5, 2014 and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our average month-end excess availability over the last twelve months was $75.0 million.  We do not anticipate our excess availability in fiscal 2014 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

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

As of July 5, 2014, we had outstanding borrowings of $3.8 million and excess availability of $1.3 million under the terms of our Canadian revolving credit facility.  As of January 4, 2014, we had outstanding borrowings of $3.3 million and excess availability of $1.3 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at July 5, 2014, and January 4, 2014.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120.0% of the amount budgeted in a given year.  As of July 5, 2014, and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under this facility.

7. Mortgage

We have a ten-year mortgage loan with the German American Capital Corporation. The mortgage matures July 1, 2016, and is secured by 49 distribution facilities. The stated interest rate on the mortgage is fixed at 6.35%. German American Capital Corporation assigned half of its interest in the mortgage loan to Wells Fargo Bank and both lenders securitized their Notes in separate commercial mortgage backed securities pools in 2006.  In connection with the mortgage loan, we capitalized $3.4 million of financing costs. The costs will be amortized as additional interest expense over the term of the mortgage. As of July 5, 2014, the unamortized debt discount balance was $1.5 million. The debt discount is netted against the $178.7 million mortgage loan, resulting in a net mortgage loan of $177.2 million. As of January 4, 2014, the unamortized debt discount balance was $1.6 million. The debt discount is netted against the $186.9 million mortgage loan, resulting in a net mortgage loan of $185.3 million.

The mortgage loan required interest-only payments through June 2011, at which time we began making payments on the outstanding principal balance. The balance of the loan outstanding at the end of the ten year term will then become due and payable. The principal will be paid in the following increments (in thousands):

2014	$1,142
2015	2,496
2016	175,044
Thereafter	—
Total	$178,682

Under the terms of our mortgage, we are required to transfer certain funds to be held as collateral. On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  In addition, on the last business day of each calendar quarter, starting with the fourth quarter of fiscal 2012, additional funds held as collateral under the mortgage agreement will be used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, will be released to the Company on the last business day of each calendar quarter, ending no later than the third quarter of fiscal 2014.  All funds released pursuant to these provisions may only be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.  Approximately $3.1 million of cash held in collateral were released to the Company during the first quarter of fiscal 2014 to pay for usual and customary operating expenses. The final release of $3.0 million was completed during the second quarter of fiscal 2014. The Company will not receive any additional releases. We expect to transfer approximately $12.2 million into the mortgage escrow as collateral during the next twelve month period.

During the second quarter of fiscal 2014, we sold our closed facility in Portland, Oregon. We used the $6.9 million received, which represents the required release price related to the property, to pay down the outstanding principal of the mortgage in the second quarter of fiscal 2014, without penalty.

During the third quarter of fiscal 2013, we sold our former sales center in Denver, Colorado and increased the restricted cash related to our mortgage by $8.4 million, which represents the required release price related to the property, without penalty.  During the fourth quarter of fiscal 2013, we sold our Sioux Falls, South Dakota facility and increased the restricted cash related to our mortgage by $1.9 million, which represents the allocated mortgage related to the property.  This restricted cash for both locations was used to pay down the outstanding principal of the mortgage in the fourth quarter of fiscal 2013.

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

 Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage.  To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value measurements in the period are present value factors used in determining fair value and an interest rate.  At July 5, 2014, the discounted carrying amount and fair value of our mortgage was $178.7 million and $186.2 million, respectively.  At January 4, 2014, the discounted carrying amount and fair value of our mortgage was $186.9 million and $195.1 million, respectively.

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

10. Commitments and Contingencies

Legal Proceedings

During the first six months of fiscal 2014, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

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

Collective Bargaining Agreements

As of July 5, 2014, approximately 34% of our employees were represented by various labor unions.  As of July 5, 2014, we had 38 collective bargaining agreements, of which six are up for renewal in fiscal 2014.  As of July 5, 2014, we have renegotiated one of the agreements, which became effective in the first quarter of fiscal 2014.  We consider our relationship with our employees generally to be good.

11. Subsequent Events

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

12.  Accumulated Other Comprehensive Loss

Comprehensive loss is a measure of income which includes both net loss and other comprehensive (loss) income. Other comprehensive (loss) income results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive Income (Loss). Accumulated other comprehensive income (loss) is separately presented on our Consolidated Balance Sheets as part of common stockholders’ deficit. Other comprehensive income (loss) was $0.4 million for the quarter ended July 5, 2014, and less than ($0.1) million for the quarter ended June 29, 2013. Other comprehensive income was $0.3 million for the first six months of fiscal 2014 and $0.6 million for the first six months of fiscal 2013.

The changes in accumulated balances for each component of other comprehensive (loss) income for the quarter ended July 5, 2014, were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,405	$(18,026)	$212	$(16,409)
Other comprehensive income before reclassification	267	—	—	267
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	117	—	117
Current-period other comprehensive income (loss), net of tax	267	117	—	384
Ending balance, net of tax	$1,672	$(17,909)	$212	$(16,025)

The changes in accumulated balances for each component of other comprehensive (loss) income for the quarter ended June 29, 2013, were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,688	$(31,333)	$212	$(29,433)
Other comprehensive loss before reclassification	(162)	—	—	(162)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	158	—	158
Current-period other comprehensive (loss) income, net of tax	(162)	158	—	(4)
Ending balance	$1,526	$(31,175)	$212	$(29,437)

The changes in accumulated balances for each component of other comprehensive (loss) income for the first six months of fiscal 2014 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,636	$(18,141)	$212	$(16,293)
Other comprehensive income before reclassification	36	—	—	36
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	232	—	232
Current-period other comprehensive income (loss), net of tax	36	232	—	268
Ending balance, net of tax	$1,672	$(17,909)	$212	$(16,025)

The changes in accumulated balances for each component of other comprehensive (loss) income for the first six months of fiscal 2013 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
Beginning balance	$1,797	$(32,051)	$212	$(30,042)
Other comprehensive loss before reclassification	(271)	—	—	(271)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	876	—	876
Current-period other comprehensive (loss) income, net of tax	(271)	876	—	605
Ending balance	$1,526	$(31,175)	$212	$(29,437)

Reclassifications out of accumulated other comprehensive loss in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarter ended July 5, 2014, were as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items:
Actuarial loss	$191	Selling, general, and administrative
Tax impact	74	Provision for (benefit from) income taxes (1)
Total, net of tax	$117	Net of tax (2)

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

Reclassifications out of accumulated other comprehensive loss in the Consolidated Statements of Operations and Comprehensive Income (Loss)  for the quarter ended June 29, 2013, were as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items:
Actuarial loss	$718	Selling, general, and administrative
Tax impact	560	Provision for (benefit from) income taxes (1)
Total, net of tax	$158	Net of tax (2)

(1) We allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded in accumulated other comprehensive loss and we have a loss from continuing operations.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 5 for additional details.

 Reclassifications out of accumulated other comprehensive loss in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the first six months of fiscal 2014 were as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items:
Actuarial loss	$382	Selling, general, and administrative
Tax impact	150	Provision for (benefit from) income taxes (1)
Total, net of tax	$232	Net of tax (2)

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

Reclassifications out of accumulated other comprehensive loss in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the first six months of fiscal 2013 were as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items:
Actuarial loss	$1,436	Selling, general, and administrative
Tax impact	560	Provision for (benefit from) income taxes (1)
Total, net of tax	$876	Net of tax (2)

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

13. Unaudited Supplemental Consolidating Financial Statements

The consolidating financial information as of July 5, 2014, and January 4, 2014, is provided due to restrictions in our revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us, which, in turn, may limit our ability to pay dividends to holders of our common stock (see our Annual Report on Form 10-K for the year ended January 4, 2014, for a more detailed discussion of these restrictions and the terms of the facility). Also included in the supplemental consolidated financial statements are 50 single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize our mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation. Certain changes have been made to the prior year presentation to conform to the current year presentation.

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from April 6, 2014, to July 5, 2014 follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$531,494	$6,621	$(6,621)	$531,494
Cost of sales	—	469,461	—	—	469,461
Gross profit	—	62,033	6,621	(6,621)	62,033
Operating expenses (income):
Selling, general, and administrative	1,920	59,449	(4,864)	(6,621)	49,884
Depreciation and amortization	—	1,651	770	—	2,421
Total operating expenses (income)	1,920	61,100	(4,094)	(6,621)	52,305
Operating (loss) income	(1,920)	933	10,715	—	9,728
Non-operating expenses (income):
Interest expense	—	3,537	3,322	—	6,859
Other expense (income), net	—	(36)	(4)	—	(40)
(Loss) income before (benefit from) provision for income taxes	(1,920)	(2,568)	7,397	—	2,909
(Benefit from) provision for income taxes	(72)	(521)	266	—	(327)
Equity in (loss) income of subsidiaries	5,084	—	—	(5,084)	—
Net (loss) income	$3,236	$(2,047)	$7,131	$(5,084)	$3,236

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from March 31, 2013, to June 29, 2013, follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$604,592	$6,888	$(6,888)	$604,592
Cost of sales	—	549,407	—	—	549,407
Gross profit	—	55,185	6,888	(6,888)	55,185
Operating expenses (income):
Selling, general, and administrative	1,901	73,339	158	(6,888)	68,510
Depreciation and amortization	—	1,353	876	—	2,229
Total operating expenses (income)	1,901	74,692	1,034	(6,888)	70,739
Operating (loss) income	(1,901)	(19,507)	5,854	—	(15,554)
Non-operating expenses (income):
Interest expense	—	3,343	3,573	—	6,916
Other expense (income), net	—	131	(3)	—	128
(Loss) income before provision for income taxes	(1,901)	(22,981)	2,284	—	(22,598)
(Benefit from) provision for income taxes	(70)	(293)	71	—	(292)
Equity in (loss) income of subsidiaries	(20,475)	—	—	20,475	—
Net (loss) income	$(22,306)	$(22,688)	$2,213	$20,475	$(22,306)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from January 5, 2014, to July 5, 2014, follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$975,438	$13,287	$(13,287)	$975,438
Cost of sales	—	860,729	—	—	860,729
Gross profit	—	114,709	13,287	(13,287)	114,709
Operating expenses (income):
Selling, general, and administrative	3,352	116,710	(4,904)	(13,287)	101,871
Depreciation and amortization	—	3,200	1,573	—	4,773
Total operating expenses (income)	3,352	119,910	(3,331)	(13,287)	106,644
Operating (loss) income	(3,352)	(5,201)	16,618	—	8,065
Non-operating expenses (income):
Interest expense	—	6,660	6,653	—	13,313
Other expense (income), net	—	125	(5)	—	120
(Loss) income before (benefit from) provision for income taxes	(3,352)	(11,986)	9,970	—	(5,368)
(Benefit from) provision for income taxes	(117)	(217)	338	—	4
Equity in (loss) income of subsidiaries	(2,137)	—	—	2,137	—
Net (loss) income	$(5,372)	$(11,769)	$9,632	$2,137	$(5,372)

The consolidating statement of operations for BlueLinx Holdings Inc. for the period from December 30, 2012, to June 29, 2013, follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,107,745	$13,775	$(13,775)	$1,107,745
Cost of sales	—	996,102	—	—	996,102
Gross profit	—	111,643	13,775	(13,775)	111,643
Operating expenses (income):
Selling, general, and administrative	3,174	138,447	83	(13,775)	127,929
Depreciation and amortization	—	2,650	1,752	—	4,402
Total operating expenses (income)	3,174	141,097	1,835	(13,775)	132,331
Operating (loss) income	(3,174)	(29,454)	11,940	—	(20,688)
Non-operating expenses (income):
Interest expense	—	6,903	7,205	—	14,108
Other expense (income), net	—	244	(6)	—	238
(Loss) income before provision for income taxes	(3,174)	(36,601)	4,741	—	(35,034)
(Benefit from) provision for income taxes	(97)	(128)	146	—	(79)
Equity in (loss) income of subsidiaries	(31,878)	—	—	31,878	—
Net (loss) income	$(34,955)	$(36,473)	$4,595	$31,878	$(34,955)

23

.
The consolidating balance sheet for BlueLinx Holdings Inc. as of July 5, 2014, follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$27	$7,668	$—	$—	$7,695
Receivables	—	205,506	—	—	205,506
Inventories	—	267,644	—	—	267,644
Deferred income tax asset, net	—	—	397	(397)	—
Other current assets	1,010	28,490	248	—	29,748
Intercompany receivable	74,798	32,024	—	(106,822)	—
Total current assets	75,835	541,332	645	(107,219)	510,593
Property and equipment:
Land and land improvements	—	4,048	37,034	—	41,082
Buildings	—	11,332	78,794	—	90,126
Machinery and equipment	—	77,167	—	—	77,167
Construction in progress	—	292	—	—	292
Property and equipment, at cost	—	92,839	115,828	—	208,667
Accumulated depreciation	—	(67,424)	(32,885)	—	(100,309)
Property and equipment, net	—	25,415	82,943	—	108,358
Investment in subsidiaries	(54,842)	—	—	54,842	—
Non-current deferred income tax assets, net	—	1,221	—	(397)	824
Other non-current assets	—	10,077	3,868	—	13,945
Total assets	$20,993	$578,045	$87,456	$(52,774)	$633,720
Liabilities:
Current liabilities:
Accounts payable	$655	$99,230	$—	$—	$99,885
Bank overdrafts	—	22,579	—	—	22,579
Accrued compensation	55	5,595	—	—	5,650
Current maturities of long-term debt	—	78,799	2,396	—	81,195
Deferred income taxes, net	—	1,220	—	(397)	823
Other current liabilities	—	13,280	690	—	13,970
Intercompany payable	29,854	74,798	2,170	(106,822)	—
Total current liabilities	30,564	295,501	5,256	(107,219)	224,102
Non-current liabilities:
Long-term debt	—	205,871	174,788	—	380,659
Non-current deferred income taxes	—	—	397	(397)	—
Other non-current liabilities	456	38,530	—	—	38,986
Total liabilities	31,020	539,902	180,441	(107,616)	643,747
Stockholders’(deficit) equity/Parent’s Investment	(10,027)	38,143	(92,985)	54,842	(10,027)
Total liabilities and (deficit) equity	$20,993	$578,045	$87,456	$(52,774)	$633,720

The consolidating balance sheet for BlueLinx Holdings Inc. as of January 4, 2014, follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash	$47	$4,987	$—	$—	$5,034
Receivables	—	150,297	—	—	150,297
Inventories	—	223,580	—	—	223,580
Deferred income tax asset, net	—	—	397	(397)	—
Other current assets	790	20,208	1,816	—	22,814
Intercompany receivable	68,454	26,374	—	(94,828)	—
Total current assets	69,291	425,446	2,213	(95,225)	401,725
Property and equipment:
Land and land improvements	—	4,040	37,136	—	41,176
Buildings	—	10,839	79,243	—	90,082
Machinery and equipment	—	73,004	—	—	73,004
Construction in progress	—	3,028	—	—	3,028
Property and equipment, at cost	—	90,911	116,379	—	207,290
Accumulated depreciation	—	(64,557)	(31,614)	—	(96,171)
Property and equipment, net	—	26,354	84,765	—	111,119
Investment in subsidiaries	(47,735)	—	—	47,735	—
Non-current deferred income tax assets, net	—	1,221	—	(397)	824
Other non-current assets	—	11,768	3,053	—	14,821
Total assets	$21,556	$464,789	$90,031	$(47,887)	$528,489
Liabilities:
Current liabilities:
Accounts payable	$1,080	$59,283	$—	$—	$60,363
Bank overdrafts	—	19,377	—	—	19,377
Accrued compensation	—	4,173	—	—	4,173
Current maturities of long-term debt	—	—	9,141	—	9,141
Deferred income tax liabilities, net	—	1,220	—	(397)	823
Other current liabilities	—	11,727	1,222	—	12,949
Intercompany payable	26,374	68,454	—	(94,828)	—
Total current liabilities	27,454	164,234	10,363	(95,225)	106,826
Non-current liabilities:
Long-term debt	—	211,193	176,045	—	387,238
Non-current deferred income taxes	—	—	397	(397)	—
Other non-current liabilities	—	40,323	—	—	40,323
Total liabilities	27,454	415,750	186,805	(95,622)	534,387
Stockholders’ (deficit) equity/Parent’s Investment	(5,898)	49,039	(96,774)	47,735	(5,898)
Total liabilities and (deficit) equity	$21,556	$464,789	$90,031	$(47,887)	$528,489

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from January 5, 2014, to July 5, 2014, follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(5,372)	$(11,769)	$9,632	$2,137	$(5,372)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	3,200	1,573	—	4,773
Amortization of debt issue costs	—	978	711	—	1,689
Gain from the sale of properties	—	—	(5,251)	—	(5,251)
Severance charges	—	1,276	—	—	1,276
Restructuring payments	—	(1,597)	—	—	(1,597)
Share-based compensation expense	1,455	1,418	—	—	2,873
Intraperiod income tax allocation related to the hourly pension plan	—	(150)	—	—	(150)
Pension expense	—	450	—	—	450
Increase in restricted cash related to insurance and other	—	(701)	—	—	(701)
Increase in prepaid assets	—	(7,288)	—	—	(7,288)
Other	291	1,938	(822)	(785)	622
Equity (deficit) in earnings of subsidiaries	2,127	—	—	(2,127)	—
Intercompany receivable	(6,344)	(5,650)	—	11,994	—
Intercompany payable	3,480	6,344	2,170	(11,994)	—
	(4,363)	(11,551)	8,013	(775)	(8,676)
Changes in primary working capital components:
Receivables	—	(55,209)	—	—	(55,209)
Inventories	—	(44,064)	—	—	(44,064)
Accounts payable	(327)	39,945	—	2	39,620
Net cash (used in) provided by operating activities	(4,690)	(70,879)	8,013	(773)	(68,329)
Cash flows from investing activities:
Investment in subsidiaries	4,989	89	(5,851)	773	—
Property, plant and equipment investments	—	(1,253)	—	—	(1,253)
Proceeds from disposition of assets	—	94	7,119	—	7,213
Net cash provided by (used in) investing activities	4,989	(1,070)	1,268	773	5,960
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(221)	(673)	—	—	(894)
Repayments on revolving credit facilities	—	(216,746)	—	—	(216,746)
Borrowings on revolving credit facilities	—	290,224	—	—	290,224
Payments of principal on mortgage	—	—	(8,262)	—	(8,262)
Payments on capital lease obligations	—	(1,176)	—	—	(1,176)
Increase in bank overdrafts	—	3,202	—	—	3,202
Increase in restricted cash related to the mortgage	—	—	(1,019)	—	(1,019)
(Payments on) proceeds from stock offering, less expenses paid	(98)	—	—	—	(98)
Debt issuance costs	—	(201)	—	—	(201)
Net cash (used in) provided by financing activities	(319)	74,630	(9,281)	—	65,030
Increase in cash	(20)	2,681	—	—	2,661
Balance, beginning of period	47	4,987	—	—	5,034
Balance, end of period	$27	$7,668	$—	$—	$7,695

Noncash transactions:
Capital leases	$—	$1,107	$—	$—	$1,107

The consolidating statement of cash flows for BlueLinx Holdings Inc. for the period from December 30, 2012, to June 29, 2013, follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(34,955)	$(36,473)	$4,595	$31,878	$(34,955)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	2,650	1,752	—	4,402
Amortization of debt issue costs	—	1,010	661	—	1,671
Write off of debt issuance costs	—	119	—	—	119
Gain from the sale of properties	—	—	(230)	—	(230)
Severance charges	—	4,331	—	—	4,331
Intraperiod income tax allocation related to the hourly pension plan	—	(560)	—	—	(560)
Pension expense	—	2,295	—	—	2,295
Share-based compensation expense, excluding restructuring related	519	1,360	—	—	1,879
Share-based compensation expense, restructuring related	—	2,448	—	—	2,448
Increase in restricted cash related to insurance and other	—	(85)	—	—	(85)
Increase in prepaid assets	—	(1,607)	—	—	(1,607)
Other	828	965	(1,066)	—	727
Equity (deficit) in earnings of subsidiaries	31,878	—	—	(31,878)	—
Intercompany receivable	(913)	(4,182)	—	5,095	—
Intercompany payable	4,182	913	—	(5,095)	—
	1,539	(26,816)	5,712	—	(19,565)
Changes in primary working capital components:
Receivables	—	(75,529)	—	—	(75,529)
Inventories	—	(88,378)	—	—	(88,378)
Accounts payable	279	49,927	(391)	—	49,815
Net cash provided by (used in) operating activities	1,818	(140,796)	5,321	—	(133,657)
Cash flows from investing activities:
Investment in subsidiaries	(37,662)	36,122	1,540	—	—
Property, plant and equipment investments	—	(2,965)	—	—	(2,965)
Proceeds from disposition of assets	—	328	115	—	443
Net cash (used in) provided by investing activities	(37,662)	33,485	1,655	—	(2,522)
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	16	—	—	16
Repurchase of shares to satisfy employee tax withholdings	(2,867)	—	—	—	(2,867)
Repayments on revolving credit facilities	—	(266,845)	—	—	(266,845)
Borrowings on revolving credit facilities	—	395,383	—	—	395,383
Payments of principal on mortgage	—	—	(4,176)	—	(4,176)
Payments on capital lease obligations	—	(768)	—	—	(768)
Decrease in bank overdrafts	—	(14,451)	—	—	(14,451)
Increase in restricted cash related to the mortgage	—	—	(2,800)	—	(2,800)
Debt issuance costs	—	(2,830)	—	—	(2,830)
(Payments on) proceeds from rights offering, less expenses paid	38,715	—	—	—	38,715
Net cash provided by (used in) financing activities	35,848	110,505	(6,976)	—	139,377
Increase in cash	4	3,194	—	—	3,198
Balance, beginning of period	28	5,160	—	—	5,188
Balance, end of period	$32	$8,354	$—	$—	$8,386

Noncash transactions:
Capital leases	$—	$—	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. This MD&A section should be read in conjunction with our consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended January 4, 2014, as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing.

The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning.  All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in item 1A. of our Annual Report on Form 10-K for the year ended January 4, 2014, as filed with the SEC and other factors, some of which may not be known to us.  We operate in a changing environment in which new risks can emerge from time to time.  It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

●	changes in the prices, supply and/or demand for products which we distribute, especially as a result of conditions in the residential housing market, including new housing starts;

●	the acceptance by our customers of our privately branded products;

●	inventory levels of new and existing homes for sale;

●	general economic and business conditions in the United States;

●	the financial condition and credit worthiness of our customers;

●	the continuation of supply from our key vendors;

●	reliability of the technologies we utilize;

●	the activities of competitors;

●	changes in significant operating expenses;

●	fuel costs;

●	risk of losses associated with accidents;

●	exposure to product liability claims;

●	changes in the availability of capital and interest rates;

●	immigration patterns and job and household formation;

●	our ability to identify acquisition opportunities;

●	adverse weather patterns or conditions;

●	acts of war or terrorist activities, including acts of cyber intrusion;

●	variations in the performance of the financial markets, including the credit markets; and

●	the other factors described herein and in Item 1A. our Annual Report on Form 10-K for the year ended January 4, 2014, as filed with the SEC.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Overview

Background

We are a leading distributor of building products in North America. We operate in all of the major metropolitan areas in the United States (“U.S.”) and, as of July 5, 2014, we distributed approximately 10,000 products from over 750 suppliers to service approximately 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers and home improvement retailers. We operate our distribution business from sales centers in Atlanta and Denver, and our network of 49 distribution centers. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 41% of our second quarter of fiscal 2014 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 59% of our second quarter of fiscal 2014 gross sales.

Industry Conditions

We operate in a changing environment in which new risks can emerge from time to time.  A number of factors cause our results of operations to fluctuate from period to period.  Many of these factors are seasonal or cyclical in nature. Conditions in the U.S. housing market continue to be at historically low levels.  Additionally, over the past several years, the mortgage markets experienced substantial disruption due to an unprecedented number of defaults.  This disruption and the related defaults caused lenders to tighten mortgage qualification criteria, which further reduced demand for homes. We expect the lower than historical average level of new housing activity will continue to negatively impact our operating results. However, along with many forecasters, we believe that we are in the beginning of a housing recovery and that U.S. housing demand will continue to improve in the long term.

As the housing market and general economic conditions continue to improve, the Company will continue to evaluate capital structure opportunities that make sense for the Company.  The Company’s sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. As the overall housing market and economy are also improving, we expect an increase in residential construction and in home improvement activity.  As the Company and its industry recover from the historic housing market downturn, the Company expects its sales to improve and therefore its need for inventory and its accounts receivable to increase.  This increased need for working capital is expected to use some of the Company’s current excess availability under its revolving credit facilities.

Facility Lease Obligation and Related Restructuring

During the second quarter of fiscal 2013, we announced the 2013 restructuring which included the realignment of headquarters resources and the strategic review of our distribution centers.  This review resulted in the Company designating five distribution centers to be sold or closed.  These distribution centers were closed or ceased operations during the third quarter of fiscal 2013.  During the second quarter of fiscal 2013, we also announced that George R. Judd no longer would serve as President and Chief Executive Officer of the Company.

During the first quarter of fiscal 2013, we completed the transition of our Fremont, California operation to our facility in Stockton, California, which is now closed.  We incurred approximately $0.8 million of transition costs related to this move which are recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss in the first six months of fiscal 2013.

Selected Factors Affecting Our Operating Results

Our operating results are affected by general economic factors and housing starts, mobile home production, industrial production, repair and remodeling spending and non-residential construction.  Our operating results are also impacted by changes in product prices. Structural product prices can vary significantly based on short-term and long-term changes in supply and demand. The prices of specialty products can also vary from time to time, although they are generally less variable than structural products.

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods, in each case for the second quarter of fiscal 2014, the second quarter of fiscal 2013, the first six months of fiscal 2014, and the first six months of fiscal 2013.

	Fiscal Q2 2014	Fiscal Q2 2013	Fiscal 2014 YTD	Fiscal 2013 YTD
	(Dollars in millions) (Unaudited)
Sales by Category
Structural Products	$219.9	$276.5	$405.4	$510.0
Specialty Products	316.1	333.5	579.7	604.5
Other (1)	(4.5)	(5.4)	(9.7)	(6.8)
Total Sales	$531.5	$604.6	$975.4	$1,107.7
Sales Variances
Unit Volume $ Change	$(32.9)	$50.5	$(50.9)	$59.4
Price/Other (2)	(40.2)	37.1	(81.4)	77.6
Total $ Change	$(73.1)	$87.6	$(132.3)	$137.0

Unit Volume % Change	(5.7)%	10.1%	(4.8)%	6.4%
Price/Other(1)	(6.4)%	6.8%	(7.1)%	7.7%
Total % Change	(12.1)%	16.9%	(11.9)%	14.1%

(1)	“Other” includes unallocated allowances, discounts and the impact of closed centers.
(2)	“Other” includes unallocated allowances, discounts and the impact of unit volume changes related to the five distribution centers closed as part of the 2013 restructuring.

The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, in each case for the second quarter of fiscal 2014, the second quarter of fiscal 2013, the first six months of fiscal 2014, and the first six months of fiscal 2013.

	Fiscal Q2 2014	Fiscal Q2 2013	Fiscal 2014 YTD	Fiscal 2013 YTD
	(Dollars in millions) (Unaudited)
Gross Margin by Category
Structural Products	$18.0	$11.1	$33.4	$31.4
Specialty Products	43.7	44.6	77.9	79.9
Other (1)	0.3	(0.5)	3.4	0.3
Total Gross Margin	$62.0	$55.2	$114.7	$111.6
Gross Margin % by Category
Structural Products	8.2%	4.0%	8.2%	6.2%
Specialty Products	13.8%	13.4%	13.4%	13.2%
Total Gross Margin %	11.7%	9.1%	11.8%	10.1%
Unit Volume Change by Product(2)
Structural Products	(11.2)%	13.5%	(10.4)%	8.6%
Specialty Products	(1.2)%	7.8%	(0.2)%	4.9%
Total Change in Unit Volume %	(5.7)%	10.1%	(4.8)%	6.4%

(1)	“Other” includes unallocated allowances and discounts.
(2)	This excludes the impact of unit volume changes related to the five distribution centers closed as part of the 2013 restructuring.

The following table sets forth changes in net sales and gross margin by channel and percentage changes in gross margin by channel, in each case for the second quarter of fiscal 2014, the second quarter of fiscal 2013, the first six months of fiscal 2014, and the first six months of fiscal 2013.

	Fiscal Q2 2014	Fiscal Q2 2013	Fiscal 2014 YTD	Fiscal 2013 YTD
	(Dollars in millions) (Unaudited)
Sales by Channel
Warehouse/Reload	$440.9	$499.2	$798.4	$898.6
Direct	95.1	110.8	186.7	215.9
Other(1)	(4.5)	(5.4)	(9.7)	(6.8)
Total	$531.5	$604.6	$975.4	$1,107.7
Gross Margin by Channel
Warehouse/Reload	$55.5	$49.2	$99.4	$98.7
Direct	6.2	6.5	11.9	12.6
Other(1)	0.3	(0.5)	3.4	0.3
Total	$62.0	$55.2	$114.7	$111.6
Gross Margin% by Channel
Warehouse/Reload	12.6%	9.9%	12.4%	11.0%
Direct	6.5%	5.9%	6.4%	5.8%
Total	11.7%	9.1%	11.8%	10.1%

(1) “Other” includes unallocated allowances and adjustments.

Fiscal Year

Fiscal 2014 contains 52 weeks, fiscal 2013 contained 53 weeks and fiscal 2012 contained 52 weeks. Our fiscal quarters are based on a 5-4-4 week period, with the exception of the fourth fiscal quarter of fiscal years containing 53 weeks, which are based on a 5-4-5 week period.

Results of Operations

Second Quarter of Fiscal 2014 Compared to Second Quarter of Fiscal 2013

The following table sets forth our results of operations for the second quarter of fiscal 2014 and second quarter of fiscal 2013.

	Second Quarter of Fiscal 2014	% of Net Sales	Second Quarter of Fiscal 2013	% of Net Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$531,494	100.0%	$604,592	100.0%
Gross profit	62,033	11.7%	55,185	9.1%
Selling, general, and administrative	49,884	9.4%	68,510	11.3%
Depreciation and amortization	2,421	0.5%	2,229	0.4%
Operating income (loss)	9,728	1.8%	(15,554)	(2.6)%
Interest expense, net	6,859	1.3%	6,916	1.1%
Other (income) expense, net	(40)	0.0%	128	0.0%
Income (loss) before provision for income taxes	2,909	0.6%	(22,598)	(3.7)%
(Benefit from) income taxes	(327)	0.1%	(292)	0.0%
Net income (loss)	$3,236	0.6%	$(22,306)	(3.7)%

Net sales.  For the second quarter of fiscal 2014, net sales decreased by 12.1%, or $73.1 million, to $531.5 million.  Approximately $33.7 million of the decrease in sales is related to the five distribution centers closed as a result of the 2013 restructuring.  Structural sales decreased by $56.6 million, or 20.5%, compared to the second quarter of fiscal 2013, including the impact of the closed centers.  In addition to the closed centers, structural sales were impacted by a decrease in unit volumes of 11.2% and a decrease in structural product prices and other changes of 4.4%.  Specialty sales decreased by $17.4 million, or 5.2%, from a year ago including the impact of the closed centers.  Specialty sales were also impacted by a decrease in unit volumes of 1.2%, partially offset by an increase in product prices and other changes of 0.7%.

Gross profit.  Gross profit for the second quarter of fiscal 2014 was $62.0 million, or 11.7% of sales, compared to $55.2 million, or 9.1% of sales, in the prior year period. The increase in gross profit dollars compared to the second quarter of fiscal 2013 was driven by a favorable variance in our gross margin percentage, partially offset by a decrease in volume.  Our focus on the specialty side of our business contributed to the increase in margin rate.  For the quarter, the margin rate on our specialty business was up versus the second quarter of 2013.  In addition, the sales mix of the relatively higher margin specialty products increased, which had a favorable impact on our margin rate.  A portion of the improvement in gross margin rate is also attributable to a decline during the second quarter of fiscal 2013 in market prices of lumber, OSB, and plywood.   The decline in market prices negatively impacted our gross margin percentage as we sold through the affected inventory and also resulted in the recording of a lower of cost or market reserve of $3.8 million in “Cost of Sales” in the Consolidated Statements of Operations and Comprehensive Loss during the second quarter of fiscal 2013. In addition to the lower of cost or market inventory reserve, we recorded an inventory reserve of $1.0 million in “Cost of Sales” in the Consolidated Statements of Operations and Comprehensive Loss in the second quarter of fiscal 2013 related to the 2013 restructuring.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses were $49.9 million, or 9.4% of net sales, for the second quarter of fiscal 2014, compared to $68.5 million, or 11.3% of net sales, for the second quarter of fiscal 2013.  This $18.6 million decrease in selling, general, and administrative expenses was attributable to the decrease in variable costs such as third party freight and operating supplies, due to a 5.7% decrease in unit volume. Payroll, commissions, and payroll related costs decreased $4.7 million, primarily related to a reduced headcount from the 2013 restructuring and the 2013 change in executive leadership. Severance related costs were $2.8 million during the second quarter of fiscal 2014 related to the change in leadership as compared to $7.3 million in the second quarter of fiscal 2013. In addition, the decrease is partially due to the impact of the $5.1 million gain on the sale of the closed Portland facility in the second quarter of fiscal 2014.

Depreciation and amortization. Depreciation and amortization expense totaled $2.4 million for the second quarter of fiscal 2014, compared to $2.2 million for the second quarter of fiscal 2013.

Operating income (loss). Operating income for the second quarter of fiscal 2014 was $9.7 million, or 1.8% of sales, compared to operating loss of $15.6 million, or 2.6% of sales, in the second quarter of fiscal 2013, reflecting an increase in gross profit dollars of $6.8 million and a decrease in selling, general, and administrative expense of $18.6 million.

Interest expense. Interest expense totaled $6.9 million for the second quarter of fiscal 2014 and for the second quarter of fiscal 2013.  During the second quarter of fiscal 2014 there was a $0.1 million increase in interest related to our revolving credit facilities, a $0.1 million increase in amortization of debt fees and a $0.1 million increase in interest expense related to our capital lease obligations.  These were offset by a $0.3 million decrease in interest expense incurred on our mortgage as a result of principal reductions. Interest expense included $0.8 million of debt issuance costs amortization for the second quarter of fiscal 2014 and $0.7 million for the second quarter of fiscal 2013.  During the second quarter of fiscal 2014, interest expense related to our revolving credit facilities and mortgage was $3.0 million and $2.9 million, respectively.  During the second quarter of fiscal 2013, interest expense related to our revolving credit facilities and mortgage was $2.9 million and $3.2 million, respectively. See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

Benefit from income taxes. The effective tax rate was (11.6)% and 1.3% for the second quarter of fiscal 2014 and the second quarter of fiscal 2013, respectively.  The effective tax rate in both periods is primarily driven by a full valuation allowance recorded against our year to date federal and state tax benefit.  In addition, we recorded tax expense related to gross receipts, Canadian and certain state taxes. Also, during the second quarter of fiscal 2014, we allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded in accumulated other comprehensive loss resulting in a benefit to continuing operations.

Net income (loss).   Net income for the second quarter of fiscal 2014 was $3.2 million compared to net loss of $(22.3) million for the second quarter of fiscal 2013 as a result of the above factors.

On a per-share basis, basic and diluted income (loss) applicable to common stockholders for the second quarter of fiscal 2014 and for the second quarter of fiscal 2013 was $0.04 and $(0.27), respectively.

First Six Months of Fiscal 2014 Compared to First Six Months of Fiscal 2013

The following table sets forth our results of operations for the first six months of fiscal 2014 and the first six months of fiscal 2013.

	First Six Months of Fiscal 2014	% of Net Sales	First Six Months of Fiscal 2013	% of Net Sales
	(Unaudited)		(Unaudited)
	(Dollars in thousands)
Net sales	$975,438	100.0%	$1,107,745	100.0%
Gross profit	114,709	11.8%	111,643	10.1%
Selling, general, and administrative	101,871	10.4%	127,929	11.5%
Depreciation and amortization	4,773	0.5%	4,402	0.4%
Operating income (loss)	8,065	0.8%	(20,688)	(1.9)%
Interest expense	13,313	1.4%	14,108	1.3%
Other expense, net	120	0.0%	238	(0.0)%
Loss before (benefit from) provision for income taxes	(5,368)	(0.6)%	(35,034)	(3.2)%
Provision for (benefit from) income taxes	4	0.0%	(79)	0.0%
Net loss	$(5,372)	(0.6)%	$(34,955)	(3.2)%

Net sales. For the first six months of fiscal 2014, net sales decreased by 11.9%, or $132.3 million, to $975.4 million.  This decrease was primarily related to the impact of the five distribution centers closed as part of the 2013 restructuring and unusually cold weather conditions during the first quarter of fiscal 2014.  Approximately $63.2 million of the decrease in sales is related to the five distribution centers closed as a result of the 2013 restructuring.  Structural sales decreased by $104.6 million, or 20.5%, compared to the first six months of fiscal 2013, including the impact of the closed centers.  In addition to the closed centers, structural sales were impacted by a decrease in unit volumes of 10.4% and a decrease in structural product prices and other changes of 5.0%.  Specialty sales decreased by $24.8 million, or 4.1%, from a year ago, including the impact of the closed centers.  Specialty sales were also impacted by an increase in specialty product prices and other changes of 0.8%, partially offset by a decrease in specialty unit volumes of 0.2%.

Gross profit.  Gross profit for the first six months of fiscal 2014 was $114.7 million, or 11.8% of sales, compared to $111.6 million, or 10.1% of sales, in the prior year period. The increase in gross profit dollars compared to the first six months of fiscal 2013 was driven by a favorable variance in our gross margin percentage partially offset by a decrease in volume.  Our focus on the specialty side of our business contributed to the increase in margin rate.  For 2014, the margin rate on our specialty business was up versus the prior year.  In addition, the sales mix of the relatively higher margin specialty products increased, which had a favorable impact on our margin rate.  Our overall gross margin percentage was also impacted favorably due to improved margins for our structural products and a $1.4 million reduction to cost of sales recorded during the first quarter of fiscal 2014, related to the recovery of countervailing and antidumping duties.  During the second quarter of 2013, we experienced a decline in market prices of lumber, OSB, and plywood. The decline in market prices negatively impacted our gross margin percentage as we sold through the affected inventory and also resulted in the recording of a lower of cost or market reserve of $3.8 million in “Cost of Sales” in the Consolidated Statements of Operations and Comprehensive Loss during the second quarter of fiscal 2013. In addition to the lower of cost or market inventory reserve, we recorded an inventory reserve of $1.0 million in “Cost of Sales” in the Consolidated Statements of Operations and Comprehensive Loss related to the 2013 restructuring.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses were $101.9 million, or 10.4% of net sales, for the first six months of fiscal 2014, compared to $127.9 million, or 11.5% of net sales, a $26.0 million decrease compared to the first six months of fiscal 2013.  Severance related costs were $2.8 million during the first six months of fiscal 2014, related to the change in leadership, as compared to $7.5 million in the first six months of fiscal 2013. Payroll, commissions, and payroll related costs decreased $10.6 million, primarily related to the reduced headcount from the 2013 restructuring and the 2013 change in executive leadership. In addition, the decrease is partially due to the impact of the $5.1 million gain on the sale of the closed Portland facility in the second quarter of fiscal 2014.

Depreciation and amortization. Depreciation and amortization expense totaled $4.8 million for the first six months of fiscal 2014, compared to $4.4 million for the first six months of fiscal 2013.

Operating income (loss). Operating income for the first six months of fiscal 2014 was $8.1 million, or 0.8% of sales, compared to operating loss of $(20.7) million, or 1.9% of sales, in the first six months of fiscal 2013, primarily reflecting a decrease in selling, general, and administrative expense of $26.0 million and an increase in gross profit dollars of $3.1 million.

Interest expense. Interest expense totaled $13.3 million for the first six months of fiscal 2014 compared to $14.1 million for the first six months of fiscal 2013.  The $0.8 million decrease is largely due to a $0.6 million decrease in interest expense incurred on our mortgage as a result of principal reductions, a $0.1 million decrease in amortization of debt fees and a $0.1 million decrease in the write-off of debt issuance costs. These were partially offset by a $0.1 million increase in interest expense related to our capital lease obligations. Interest expense included $1.5 million of debt issuance costs amortization for the first six months of fiscal 2014 and $1.7 million for the first six months of fiscal 2013.  During the first six months of fiscal 2014, interest expense related to our revolving credit facilities and mortgage was $5.6 million and $5.9 million, respectively.  During the first six months of fiscal 2013, interest expense related to our revolving credit facilities and mortgage was $5.6 million and $6.5 million, respectively. See “Liquidity and Capital Resources” below for a description of agreements for the revolving credit facilities and the mortgage.

Benefit from income taxes. The effective tax rate was (0.1)% and 0.2% for the first six months of fiscal 2014 and the first six months of fiscal 2013, respectively.  The effective tax rate in both periods is primarily driven by a full valuation allowance recorded against our year to date federal and state tax benefit.  In addition, we recorded tax expense related to gross receipts, Canadian and certain state taxes. Also, during the first six months of fiscal 2014, we allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded in accumulated other comprehensive loss resulting in a benefit to continuing operations.

Net loss.   Net loss for the first six months of fiscal 2014 was $(5.4) million compared to net loss of $(35.0) million for the first six months of fiscal 2013 as a result of the above factors.

On a per-share basis, basic and diluted loss applicable to common stockholders for the first six months of fiscal 2014 and for the first six months of fiscal 2013 was $(0.06) and $(0.46), respectively.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facilities to finance working capital needs and capital expenditures. We had approximately $80.7 million of excess availability under our U.S. revolving credit facility and $1.3 million under our Canadian revolving credit facility, described further below, as of July 5, 2014. We had approximately $44.5 million of excess availability under the U.S. revolving credit facility and $1.3 million under our Canadian revolving credit facility as of January 4, 2014. As of July 5, 2014, under the U.S. revolving credit facility, we are required to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below certain thresholds, described further below in “Debt and Credit Sources”. If we fail to maintain this minimum excess availability, the U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.  In the event that excess availability falls below specified levels, the U.S. revolving credit facility gives the lenders the right, but not the obligation, to dominion over our bank accounts.  This would not make the underlying debt callable by the lender and may not change our ability to borrow on the U.S. revolving credit facility.  However, we would be required to reclassify the “Long-term debt” to “Current maturities of long-term debt” on our Consolidated Balance Sheet.  For additional information regarding our financial covenants under our revolving credit facilities, see the Risk Factors “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business” set forth under Item 1.A. Risk Factors in our Annual Report on Form 10-K for the year ended January 4, 2014, as filed with the SEC.

If the Company’s revenue performance improves, excess availability may decrease, which may require, among other things, increases in inventory and accounts receivable to meet demand. While the Company believes that the amounts currently available from its revolving credit facilities and other sources will be sufficient to fund its routine operations and capital requirements for at least the next 12 months, the Company believes that additional capital will provide it with a stronger liquidity position and allow it to more fully participate in the improving housing market.

The following tables indicate our working capital and cash flows for the periods indicated.

	July 5, 2014	January 4, 2014
	(Dollars in thousands)
	(Unaudited)
Working capital	$286,491	$294,899

	Period from January 5, 2014 to July 5, 2014	Period from December 30, 2012 to June 29, 2013
	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities	$(68,329)	$(133,657)
Cash flows provided by (used in) investing activities	$5,960	$(2,522)
Cash flows provided by financing activities	$65,030	$139,377

Working Capital

Working capital decreased by $8.4 million to $286.5 million at July 5, 2014, from $294.9 million at January 4, 2014.  The decrease in working capital is primarily attributable to increases in current maturities of long-term debt, accounts payable, and bank overdrafts of $72.1 million, $39.5 million, and $3.2 million, respectively as we purchased more products to meet existing demand. In addition, current maturities of long term debt increased due to the increase in the current portion of our revolver of $20.0 million related to the amendment executed during the first quarter of fiscal 2014. These changes were partially offset by an increase in receivables, inventories, and other current assets of $55.2 million, $44.1 million, and $6.9 million, respectively.  We increased inventory levels and prepaid inventory within other current assets to meet current demand and the increase in accounts receivable is due an increase in demand and seasonal payment patterns.

Operating Activities

During the first six months of fiscal 2014, cash flows used in operating activities totaled $68.3 million.  The primary drivers of cash flow used in operations were an increase in accounts receivable of $55.2 million, an increase in inventories of $44.1 million and a net loss of $5.4 million.  These cash outflows were partially offset by an increase in accounts payable of $39.6 million. Refer to the Working Capital section above for further discussion of these items.

During the first six months of fiscal 2013, cash flows used in operating activities totaled $133.7 million.  The primary drivers of cash flow used in operations were increases in accounts receivable of $75.5 million reflecting increased revenue resulting from an increase in demand and seasonal payment patterns, an increase in inventories of $88.4 million due to an increase in purchases to meet increased demand and a net loss of $35.0 million.  These cash outflows were offset by an increase in accounts payable of $49.8 million due to an increase in purchase volume associated with increased demand. This change in accounts payable was classified net of $0.1 million of expenses accrued but not yet paid for the 2013 Rights Offering, which were classified in cash flows from financing activities.

Investing Activities

During the first six months of fiscal 2014 and fiscal 2013, cash flows provided by (used in) investing activities totaled $6.0 million and ($2.5) million, respectively.

During the first six months of fiscal 2014 and fiscal 2013, our expenditures for property and equipment were $1.3 million and $3.0 million, respectively.  These expenditures were primarily to purchase information technology, leasehold improvements, and certain machinery and equipment. During the first six months of fiscal 2013, we purchased additional space for our distribution center in Elkhart, Indiana, which included both land and a building, resulting in a capital expenditure of approximately $1.0 million. The majority of our capital expenditures for fiscal 2014 and fiscal 2013 has been and likely will continue to be paid from our revolving credit facility.

Proceeds from the disposition of property totaled $7.2 million and $0.4 million for the first six months of fiscal 2014 and fiscal 2013, respectively. The proceeds from disposition of assets in the first six months of fiscal 2014 primarily were related to the sale of our Portland, Oregon facility. During the first six months of 2014 we also recognized a gain at our Fremont, California facility. The gain was related to proceeds previously held in an escrow account for certain environmental remediation procedures. The proceeds from disposition of assets in the first six months of fiscal 2013 primarily were related to the sale of certain pieces of equipment.

Financing Activities

Net cash provided by financing activities was $65.0 million and $139.4 million during the first six months of fiscal 2014 and fiscal 2013, respectively.  The net cash provided by financing activities in the first six months of fiscal 2014 primarily reflected a net increase in the balance of our revolving credit facility of $73.5 million and bank overdrafts of $3.2 million.  These increases were partially offset by decreases in our restricted cash related to the mortgage of $1.0 million and payments of principal on the mortgage of $8.3 million. The net cash provided by financing activities in the first six months of fiscal 2013 primarily reflected a net increase in the balance of our revolving credit facility of $128.5 million and net proceeds from the 2013 Rights Offering of $38.7 million.  These increases were partially offset by a decrease in bank overdrafts of $14.5 million, decreases in our restricted cash related to the mortgage of $2.8 million, payments of principal on the mortgage of $4.2 million and cash paid for debt financing costs of $2.8 million.

Debt and Credit Sources

U.S. Revolving Credit Facility

Our U.S. revolving credit facility is with several lenders including Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association (“Wells Fargo”), dated August 4, 2006, as amended.  The U.S. revolving credit facility has a final maturity of April 15, 2016, and maximum available credit of $467.5 million.  The U.S. revolving credit facility also includes an additional $75.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $542.5 million, inclusive of the $20.0 million borrowing capacity stated below.  Amounts outstanding under the U.S. revolving credit facility are secured, on a first priority basis, by substantially all of our personal property and trade fixtures, including all accounts receivable, general intangibles, inventory and equipment.

On March 14, 2014, we entered into an amendment (the “March 2014 Amendment”) to our U.S. revolving credit facility, in the form of a separate tranche, which became effective on that date.  The most significant of the changes included in the March 2014 Amendment was the addition of up to $20.0 million in borrowing capacity for a period of up to 180 days from the effective date, which increased the maximum available credit of the U.S. revolving credit facility to $467.5 million. This additional available credit of $20.0 million was utilized in the first quarter of fiscal 2014. In conjunction with this amendment, we incurred $0.1 million of debt fees that were capitalized and are being amortized over the 180 day term.  In addition, pursuant to the new $20.0 million tranche, specific adjustments were made to the excess availability threshold calculation, the interest rate, and the fixed charge coverage ratio.  No other material terms of the U.S. revolving credit facility were revised in connection with this amendment.

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

On March 27, 2013, we concluded the 2013 Rights Offering.  The 2013 Rights Offering was fully subscribed and resulted in net proceeds of approximately $38.6 million, which we utilized to pay down the U.S. revolving credit facility.  We issued 22.9 million shares of stock to our stockholders in conjunction with the 2013 Rights Offering.

As of July 5, 2014, we had outstanding borrowings of $280.9 million and excess availability of $80.7 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.8% at July 5, 2014, including the impact of the $20.0 million tranche.  As of January 4, 2014, we had outstanding borrowings of $207.9 million and excess availability of $44.5 million under the terms of our U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.7% at January 4, 2014.  As of July 5, 2014, and January 4, 2014, we had outstanding letters of credit totaling $3.6 million for the purposes of securing collateral related to guaranteeing lease and certain other obligations.  The $3.6 million in outstanding letters of credit as of July 5, 2014, does not include an additional $1.5 million fully collateralized letter of credit securing certain insurance obligations that was issued outside of the U.S. revolving credit facility.

Our U.S. revolving credit facility, as amended through the date of this report, contains customary negative covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability falls below the greater of $31.8 million, or the amount equal to 12.5% of the lesser of the borrowing base or $447.5 million (the “Excess Availability Threshold”).  The fixed charge coverage ratio is calculated as EBITDA divided by the sum of cash payments for income taxes, interest expense, cash dividends, principal payments on debt, and capital expenditures.  EBITDA is defined as BlueLinx Corporation’s net income before interest and tax expense, depreciation and amortization expense, and other non-cash charges.  The fixed charge coverage ratio requirement only applies to us when excess availability under our amended U.S. revolving credit facility is less than the Excess Availability Threshold on any date. As of July 5, 2014, and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under the U.S. revolving credit facility.  We are required to maintain the Excess Availability Threshold in order to avoid being required to meet certain financial ratios and triggering additional limits on capital expenditures.  Our lowest month-end excess availability for the last twelve months was $75.0 million.  We do not anticipate our excess availability in fiscal 2014 will drop below the Excess Availability Threshold.  Should our excess availability fall below the Excess Availability Threshold on any date, however, we would not meet the required fixed charge coverage ratio covenant with our current operating results.

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

Canadian Credit Facility

Our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) has a revolving credit agreement (the “Canadian revolving credit facility”) with Canadian Imperial Bank of Commerce (as successor to CIBC Asset-Based Lending Inc.) and the other signatories thereto, as lender, administrative agent and collateral agent, dated August 12, 2011, as amended.

On August 16, 2013, we entered into an amendment to our Canadian revolving credit facility (the “Canadian revolving credit facility”), which became effective on that date.  The Amendment modifies the maturity date under the Credit Agreement to the earlier of (i) August 12, 2016, or the (ii) maturity date of the U.S. revolving credit facility.  All other terms of the Canadian revolving credit facility remain the same.

As of July 5, 2014, we had outstanding borrowings of $3.8 million and excess availability of $1.3 million under the terms of our Canadian revolving credit facility.  As of January 4, 2014, we had outstanding borrowings of $3.3 million and excess availability of $1.3 million under the terms of our Canadian revolving credit facility.  The interest rate on the Canadian revolving credit facility was 4.0% at July 5, 2014, and January 4, 2014.  The Canadian revolving credit facility contains customary covenants and events of default for asset-based credit agreements of this type, including the requirement for BlueLinx Canada to maintain a minimum adjusted tangible net worth of $3.9 million and for that entity’s capital expenditures not to exceed 120% of the amount budgeted in a given year.  As of July 5, 2014, and through the time of the filing of this Form 10-Q, we were in compliance with all covenants under this facility.

Mortgage

Under the terms of our mortgage, we are required to transfer certain funds to be held as collateral. On September 19, 2012, we entered into an amendment to our mortgage agreement, which provided for the immediate prepayment of approximately $11.8 million of the indebtedness under the mortgage agreement without incurring a prepayment premium from cash currently held as collateral under the mortgage agreement.  In addition, on the last business day of each calendar quarter, starting with the fourth quarter of fiscal 2012, additional funds held as collateral under the mortgage agreement are used to prepay indebtedness under the mortgage agreement, without prepayment premium, up to an aggregate additional prepayment of $10.0 million.  Thereafter, any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, is released to the Company on the last business day of each calendar quarter, ending no later than the third quarter of fiscal 2014.  All funds released pursuant to these provisions may only be used by the Company to pay for usual and customary operating expenses.  During the periods described above in which cash in the collateral account is used to either prepay indebtedness under the mortgage agreement or released to the Company, the lenders will not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement.  Approximately $3.1 million of cash held in collateral were released to the Company during the first quarter of fiscal 2014 to pay for usual and customary operating expenses.  The final release of $3.0 million was completed during the second quarter of fiscal 2014. The Company will not receive any additional releases. We expect to transfer approximately $13.2 million as collateral during the next twelve month period.

During the second quarter of fiscal 2014, we sold our closed facility in Portland, Oregon. We used the $6.9 million received, which represents the allocated mortgage related to the property, to pay down the outstanding principal of the mortgage in the second quarter of fiscal 2014.

During the third quarter of fiscal 2013, we sold our former sales center in Denver, Colorado and increased the restricted cash related to our mortgage by $8.4 million, which represents the allocated mortgage related to the property.  During the fourth quarter of fiscal 2013, we sold our Sioux Falls, South Dakota facility and increased the restricted cash related to our mortgage by $1.9 million, which represents the allocated mortgage related to the property.  This restricted cash for both locations was used to pay down the outstanding principal of the mortgage in the fourth quarter of fiscal 2013.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the second quarter of fiscal 2014, there were no material changes to our previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 4, 2014, as filed with the SEC.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Release Agreement by and between the Company and H. Douglas Goforth, dated May 30, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 5, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 5, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: August 7, 2014	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Release Agreement by and between the Company and H. Douglas Goforth, dated May 30, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 5, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 5, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).

