Form 10-Q
period 2014-10-04
BlueLinx Holdings Inc.
filed 2014-11-06
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 4, 2014

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

As of November 6, 2014 there were 88,747,548 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.

Form 10-Q

For the Quarterly Period Ended October 4, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended October 4, 2014	Three Months Ended September 28, 2013
Net sales	$549,845	$557,952
Cost of sales	485,265	495,460
Gross profit	64,580	62,492
Operating expenses:
Selling, general, and administrative	56,136	57,255
Depreciation and amortization	2,403	2,144
Total operating expenses	58,539	59,399
Operating income (loss)	6,041	3,093
Non-operating expenses (income):
Interest expense	6,777	6,918
Other expense (income), net	193	17
Income (loss) before provision for (benefit from) income taxes	(929)	(3,842)
Provision for (benefit from) income taxes	(69)	(636)
Net income (loss)	$(860)	$(3,206)
Basic and diluted weighted average number of common shares outstanding	86,399	84,596
Basic and diluted net income (loss) per share applicable to common stock	$(0.01)	$(0.04)

Comprehensive income (loss):
Net income (loss)	$(860)	$(3,206)
Other comprehensive income (loss):
Amortization of unrecognized loss, net of taxes	117	437
Foreign currency translation	(284)	92
Total other comprehensive income (loss)	(167)	529
Comprehensive income (loss)	$(1,027)	$(2,677)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Nine Months Ended October 4, 2014	Nine Months Ended September 28, 2013
Net sales	$1,525,283	$1,665,697
Cost of sales	1,345,994	1,491,563
Gross profit	179,289	174,134
Operating expenses:
Selling, general, and administrative	158,006	185,184
Depreciation and amortization	7,176	6,547
Total operating expenses	165,182	191,731
Operating income (loss)	14,107	(17,597)
Non-operating expenses (income):
Interest expense	20,090	21,026
Other expense (income), net	313	252
Income (loss) before provision for (benefit from) income taxes	(6,296)	(38,875)
Provision for (benefit from) income taxes	(65)	(714)
Net income (loss)	$(6,231)	$(38,161)
Basic and diluted weighted average number of common shares outstanding	85,820	78,492
Basic and diluted net income (loss) per share applicable to common stock	$(0.07)	$(0.49)

Comprehensive income (loss):
Net income (loss)	$(6,231)	$(38,161)
Other comprehensive income (loss):
Amortization of unrecognized loss, net of taxes	349	1,313
Foreign currency translation	(248)	(179)
Total other comprehensive income (loss)	101	1,134
Comprehensive income (loss)	$(6,130)	$(37,027)

See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 4, 2014	January 4, 2014
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,839	$5,034
Receivables, net	205,845	150,297
Inventories, net	264,920	223,580
Other current assets	25,087	22,814
Total current assets	503,691	401,725
Property, plant, and equipment:
Land and land improvements	41,095	41,176
Buildings	90,116	90,082
Machinery and equipment	77,230	73,004
Construction in progress	478	3,028
Property, plant, and equipment, at cost	208,919	207,290
Accumulated depreciation	(102,569)	(96,171)
Property, plant, and equipment, net	106,350	111,119
Non-current deferred income tax assets, net	824	824
Other non-current assets	16,560	14,821
Total assets	$627,425	$528,489
Liabilities:
Current liabilities:
Accounts payable	$105,307	$60,363
Bank overdrafts	19,573	19,377
Accrued compensation	6,872	4,173
Current maturities of long-term debt	71,717	9,141
Deferred income taxes, net	823	823
Other current liabilities	13,685	12,949
Total current liabilities	217,977	106,826
Non-current liabilities:
Long-term debt	382,514	387,238
Other non-current liabilities	37,608	40,323
Total liabilities	638,099	534,387
Stockholders’ deficit:
Common Stock, $0.01 par value, 200,000,000 shares authorized at October 4, 2014 and January 4, 2014; 88,747,548 and 86,545,000 shares issued at October 4, 2014 and January 4, 2014, respectively.	888	866
Additional paid-in capital	252,529	251,150
Accumulated other comprehensive income (loss)	(16,192)	(16,293)
Accumulated deficit	(247,899)	(241,621)
Total stockholders’ deficit	(10,674)	(5,898)
Total liabilities and stockholders’ deficit	$627,425	$528,489
See accompanying notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 4, 2014	Nine Months Ended September 28, 2013
Cash flows from operating activities:
Net income (loss)	$(6,231)	$(38,161)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	7,176	6,547
Amortization of debt issuance costs	2,483	2,396
Write-off of debt issuance costs	—	119
Gain from the sale of properties	(5,251)	(3,908)
Vacant property charges, net	—	1,398
Severance charges	1,877	4,703
Restructuring payments	(2,323)	(1,977)
Intraperiod income tax allocation related to the hourly pension plan	(224)	(840)
Pension expense	675	3,443
Share-based compensation expense, excluding restructuring related	3,316	2,866
Share-based compensation expense, restructuring related	—	2,711
Increase in restricted cash related to insurance and other	(667)	(2,028)
Increase in prepaid assets	(3,183)	(761)
Other	770	1,255
Change in net cash from other operating activities	(1,582)	(22,237)
Changes in primary working capital components:
Receivables	(55,548)	(50,462)
Inventories	(41,340)	(29,663)
Accounts payable	45,042	31,568
Net cash used in operating activities	(53,428)	(70,794)
Cash flows from investing activities:
Property, plant, and equipment investments	(1,816)	(4,005)
Proceeds from disposition of assets	7,240	8,073
Net cash provided by investing activities	5,424	4,068
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	16
Repurchase of shares to satisfy employee tax withholdings	(957)	(2,867)
Repayments on the revolving credit facilities	(337,547)	(422,231)
Borrowings from the revolving credit facilities	404,020	490,264
Payments of principal on mortgage	(8,827)	(7,554)
Payments on capital lease obligations	(1,732)	(1,152)
Increase (decrease) in bank overdrafts	195	(14,921)
Increase (decrease) in restricted cash related to the mortgage	(4,044)	(8,970)
Debt issuance costs	(201)	(2,893)
Proceeds from (payments on) stock offering, less expenses paid	(98)	38,715
Net cash provided by financing activities	50,809	68,407
Increase (decrease) in cash	2,805	1,681
Balance, beginning of period	5,034	5,188
Balance, end of period	$7,839	$6,869

See accompanying notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 4, 2014

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the "Company"). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended January 4, 2014.
Management believes the accompanying unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring items and restructuring and other items, considered necessary for a fair statement of results for the interim periods presented. We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors, with the second and third quarters typically accounting for the highest sales volumes. These seasonal factors are common in the building products distribution industry.
Our fiscal quarters are based on a 5-4-4 week period, with the exception of the fourth fiscal quarter of fiscal years containing 53 weeks, which are based on a 5-4-5 week period.
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which will replace most existing revenue recognition guidance in GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.
In September 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists within one year from the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.
There were no other accounting pronouncements adopted during the third quarter of fiscal 2014 that had a material impact on our financial statements.
Reclassifications
During fiscal 2014, we have separately detailed certain amounts, which historically had been presented as “Other” changes in the “Cash flows from operating activities.” To conform the historical presentation to the current and future presentation, we have separately detailed similar items, including certain prepaid assets and inventory in prior periods from “Other” changes in the “Cash flows from operating activities”.
Additionally, during fiscal 2014, we reclassified certain amounts relating to debt discount, which historically had been presented as “Other non-current assets” to “Long-term debt” on the Consolidated Balance Sheets. To conform the historical presentation to the current and future presentation, we reclassified similar items in prior periods from “Other non-current assets” to “Long-term debt” on the Consolidated Balance Sheets.

2. Long-Lived Assets
Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a current period operating or cash flow loss combined with historical losses or projected future losses, management’s decision to exit a facility, reductions in the fair market value of real properties and changes in other circumstances that indicate the carrying amount of an asset may not be recoverable. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.
No impairment losses were recorded for the nine months ended October 4, 2014.
We have certain assets that we have designated as assets held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of October 4, 2014, and January 4, 2014, total assets held for sale were $0.9 million and $2.6 million, respectively, and were included in “Other current assets” in our Consolidated Balance Sheets.  We continue to actively market all properties that are designated as held for sale.
We recognized a gain of $5.1 million on the sale of the closed Portland, Oregon facility in the second quarter of fiscal 2014, and a gain of approximately $0.2 million related to our Fremont, California location in the first quarter of fiscal 2014. The Fremont, California gain was related to the release of proceeds previously held in an escrow account for certain environmental remediation procedures.  These gains were recorded in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
3. Restructuring Charges
We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property).  We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits when management has committed to a plan, due to the existence of a post-employment benefit agreement.
The table below summarizes the balance of reduction in force activities and the related accrued facility lease obligation reserve and the changes in the accrual for the nine months ended October 4, 2014 (in thousands):

	Reduction in Force Activities	Facility Lease Obligation	Total Restructuring
Balance at January 4, 2014	$2,550	$928	$3,478
Adjustments to reserves	(168)	26	(142)
Payments	(1,690)	(310)	(2,000)
Balance at October 4, 2014	$692	$644	$1,336
4. Employee Benefits
The decrease in net periodic pension cost for the third fiscal quarter ended October 4, 2014, and the nine months ended October 4, 2014, is primarily due to an increase in the discount rate, from 4.24% to 5.00%, a reduction in amortized losses, and an increased return on investments due to favorable market conditions.

The following table shows the components of net periodic pension cost (in thousands):

	Three Months Ended October 4, 2014	Three Months Ended September 28, 2013
Service cost	$264	$548
Interest cost on projected benefit obligation	1,280	1,188
Expected return on plan assets	(1,510)	(1,306)
Amortization of unrecognized loss	191	718
Net periodic pension cost	$225	$1,148

	Nine Months Ended October 4, 2014	Nine Months Ended September 28, 2013
Service cost	$792	$1,644
Interest cost on projected benefit obligation	3,840	3,563
Expected return on plan assets	(4,530)	(3,918)
Amortization of unrecognized loss	573	2,154
Net periodic pension cost	$675	$3,443
5. Revolving Credit Facilities
On August 4, 2006, we entered into our U.S. revolving credit facility agreement (the “U.S. revolving credit facility”), as later amended, with several lenders including Wells Fargo Bank, National Association. The U.S. revolving credit facility has a final maturity of April 15, 2016, and maximum available credit of $467.5 million, which includes the $20.0 million Tranche A Loan, the maturity date of which is described below. The U.S. revolving credit facility also includes an additional $75.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $542.5 million. Amounts outstanding under the U.S. revolving credit facility are secured on a first priority basis, by substantially all of our personal property and trade fixtures, including all accounts receivable, general intangibles, inventory and equipment.
On August 14, 2014, we amended our U.S. revolving credit facility, extending the final maturity date of the Tranche A Loan to June 30, 2015, and adjusting the credit limits of the loan to step down the available credit by $2.0 million per month beginning April 1, 2015, unless the principal payments cause excess availability to become less than $50.0 million, or an event of default exists.
As of October 4, 2014, we had outstanding borrowings of $273.6 million and excess availability of $86.1 million under the terms of the U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.8% as of October 4, 2014. Additionally, as of October 4, 2014, we had outstanding letters of credit totaling $3.6 million, for the purposes of securing collateral requirements related to guaranteeing lease and certain other obligations.
Our subsidiary BlueLinx Building Products Canada Ltd. (“BlueLinx Canada”) has a revolving credit agreement (the “Canadian revolving credit facility”) with Canadian Imperial Bank of Commerce due upon the the earlier of August 12, 2016 or the maturity date of the U.S. revolving credit facility. The Canadian revolving credit facility has a maximum available credit of $10.0 million. The Canadian revolving credit facility also provides for an additional $5.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $15.0 million.
As of October 4, 2014, we had outstanding borrowings of $4.1 million and excess availability of $1.8 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 4.0% as of October 4, 2014.
We are in compliance with all covenants under these revolving credit facilities.

6. Mortgage

We have a ten-year mortgage loan with German American Capital Corporation and Wells Fargo Bank. The mortgage matures July 1, 2016, and is secured by the Company's 49 distribution facilities. The stated fixed rate interest rate on the mortgage is 6.35%. Loan principal will be paid in the following increments (in thousands):

Principal Payments
2014	$576
2015	2,496
2016	175,044
Thereafter	—
Total	$178,116
7. Fair Value Measurements

Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we use a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. As of October 4, 2014, the discounted carrying amount and fair value of our mortgage was $178.1 million and $184.5 million, respectively.
8. Income Taxes
The Company’s effective tax rate is primarily driven by a full valuation allowance recorded against our year to date federal and state tax benefits. In addition, we recorded tax expense related to gross receipts, Canadian and certain state taxes. Also, during the third quarter of fiscal 2014, we allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded in accumulated other comprehensive loss resulting in a benefit to continuing operations.
9. Earnings per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock awards.
Restricted stock granted by us to certain of our officers, directors, and other employees participate in dividends on the same basis as common shares and are non-forfeitable by the holder. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders.
For the interim periods presented, all unexpired stock options and unvested restricted and performance share awards were not included in the computations of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.
10.  Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is a measure of income (loss) which includes both net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive Income (Loss). Accumulated other comprehensive income (loss) is separately presented on our Consolidated Balance Sheets as part of common stockholders’ deficit. Other comprehensive income (loss) was $(0.2) million for the quarter ended October 4, 2014. Other comprehensive income (loss) was $0.1 million for the first nine months of fiscal 2014.

The changes in accumulated balances for each component of other comprehensive income (loss) for the quarter ended October 4, 2014, were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Income (Loss)
Beginning balance	$1,672	$(17,909)	$212	$(16,025)
Other comprehensive income (loss) before reclassification	(284)	—	—	(284)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	117	—	117
Current-period other comprehensive income (loss), net of tax	(284)	117	—	(167)
Ending balance, net of tax	$1,388	$(17,792)	$212	$(16,192)

The changes in accumulated balances for each component of other comprehensive income (loss) for the first nine months of fiscal 2014 were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Income (Loss)
Beginning balance	$1,636	$(18,141)	$212	$(16,293)
Other comprehensive income (loss) before reclassification	(248)	—	—	(248)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	349	—	349
Current-period other comprehensive income (loss), net of tax	(248)	349	—	$101
Ending balance, net of tax	$1,388	$(17,792)	$212	$(16,192)

Reclassifications out of accumulated other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarter ended October 4, 2014, were as follows (in thousands):

	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amortization of actuarial loss	$191	Selling, general, and administrative
Tax impact	74	Provision for (benefit from) income taxes (1)
Total, net of tax	$117	Net of tax (2)

Reclassifications out of accumulated other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the first nine months of fiscal 2014 were as follows (in thousands):

	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amortization of actuarial loss	$573	Selling, general, and administrative
Tax impact	224	Provision for (benefit from) income taxes (1)
Total, net of tax	$349	Net of tax (2)

(1)
We allocated income tax expense to accumulated other comprehensive income (loss) into the Consolidated Statements of Operations to the extent income (loss) was recorded in accumulated other comprehensive income (loss) and we have a loss from continuing operations.

(2)	These accumulated other comprehensive loss components, related to the hourly pension plan, are included in the computation of net periodic pension cost.

11. Commitments and Contingencies

Legal Proceedings
We are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts.
12. Subsequent Events

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

The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning.  All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended January 4, 2014, as filed with the SEC and other factors, some of which may not be known to us.  We operate in a changing environment in which new risks can emerge from time to time.  It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute;

•	new housing starts and inventory levels of existing homes for sale;

•	general economic and business conditions in the United States;

•	acceptance by our customers of our privately branded products;

•	financial condition and credit worthiness of our customers;

•	continuation of supply from our key vendors;

•	reliability of the technologies we utilize;

•	activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	adverse weather patterns or conditions;

•	acts of cyber intrusion;

•	variations in the performance of the financial markets, including the credit markets; and

•	other factors described herein and in Item 1A our Annual Report on Form 10-K for the year ended January 4, 2014, as filed with the SEC.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Overview

Background

We are a leading distributor of building products in North America. The Company is headquartered in Atlanta, Georgia, and we operate our distribution business through a current network of 49 distribution centers. We operate in all of the major metropolitan areas in the United States (“U.S.”). We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board ("OSB"), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Structural products represented approximately 42% of our third quarter of fiscal 2014 gross sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 58% of our third quarter of fiscal 2014 net sales.
Industry Conditions

Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Conditions in the U.S. housing market continue to be at historically low levels.  We believe that a continued housing recovery is progressing, and that U.S. housing demand will improve in the long term.
Selected Factors Affecting Our Operating Results

Our operating results are affected by general economic factors, including housing starts, mobile home and industrial production, repair and remodeling spending, and changes in product prices. The prices of specialty products are generally less variable than structural products, as structural product prices are often correlated with trends in the commodities markets, and short-term and long-term changes in supply and demand.
The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods:

	Fiscal Q3 2014	Fiscal Q3 2013	Fiscal 2014 YTD	Fiscal 2013 YTD
	(Dollars in millions) (Unaudited)
Sales by category
Structural products	$232.3	$243.1	$637.7	$753.2
Specialty products	324.2	320.6	903.9	925.0
Other (1)	(6.7)	(5.8)	(16.3)	(12.5)
Total sales	$549.8	$557.9	$1,525.3	$1,665.7
Sales variances $
Unit volume $ change	$(3.4)	$65.3	$(54.3)	$124.8
Price/other (2)	(4.7)	(4.2)	(86.1)	73.4
Total $ change	$(8.1)	$61.1	$(140.4)	$198.2
Sales variances %
Unit volume % change	(0.6)%	13.7%	(3.4)%	8.9%
Price/other (1)	(0.9)%	(1.4)%	(5.0)%	4.6%
Total % change	(1.5)%	12.3%	(8.4)%	13.5%

(1)	“Other” includes unallocated allowances, discounts and the impact of closed centers.

(2)
“Other” includes unallocated allowances, discounts and the impact of unit volume changes related to the five distribution centers closed as part of the restructuring activities in 2013 (the "2013 restructuring").

The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, versus comparable prior periods:

	Fiscal Q3 2014	Fiscal Q3 2013	Fiscal 2014 YTD	Fiscal 2013 YTD
	(Dollars in millions) (Unaudited)
Gross margin by category
Structural products	$20.8	$17.8	$54.2	$49.1
Specialty products	43.0	39.0	120.9	118.9
Other (1)	0.8	5.7	4.2	6.1
Total gross margin	$64.6	$62.5	$179.3	$174.1
Gross margin % by category
Structural products	9.0%	7.3%	8.5%	6.5%
Specialty products	13.2%	12.2%	13.4%	12.9%
Total gross margin %	11.7%	11.2%	11.8%	10.5%
Unit volume change by product (2)
Structural products	(7.5)%	18.1%	(9.4)%	11.9%
Specialty products	4.7%	10.6%	1.5%	6.8%
Total change in unit volume %	(0.6)%	13.7%	(3.4)%	8.9%

(1)	“Other” includes unallocated allowances and discounts.

(2)	This excludes the impact of unit volume changes related to the five distribution centers closed as part of the 2013 restructuring.
Results of Operations

Third Quarter of Fiscal 2014 Compared to Third Quarter of Fiscal 2013

The following table sets forth our results of operations for the third quarters of fiscal 2014 and fiscal 2013:

	Third Quarter of Fiscal 2014	% of Net Sales	Third Quarter of Fiscal 2013	% of Net Sales
	(Dollars in thousands) (Unaudited)
Net sales	$549,845	100.0%	$557,952	100.0%
Gross profit	64,580	11.7%	62,492	11.2%
Selling, general, and administrative	56,136	10.2%	57,255	10.3%
Depreciation and amortization	2,403	0.4%	2,144	0.4%
Operating income (loss)	6,041	1.1%	3,093	0.6%
Interest expense, net	6,777	1.2%	6,918	1.2%
Other expense (income), net	193	—%	17	—%
Income (loss) before provision for (benefit from) income taxes	(929)	(0.2)%	(3,842)	(0.7)%
Provision for (benefit from) income taxes	(69)	—%	(636)	(0.1)%
Net income (loss)	$(860)	(0.2)%	$(3,206)	(0.6)%
Net sales.  For the third quarter of fiscal 2014, net sales decreased by 1.5%, or $8.1 million. Same center results increased by $14.3 million, offset by a $22.4 million decrease related to the five distribution centers closed as a result of the 2013 restructuring. Structural sales decreased by $10.8 million, or 4.5%, compared to the third quarter of fiscal 2013, including the impact of the closed centers.  In addition to the closed centers, structural sales were impacted by a decrease in unit volumes of 7.5%, partially offset by an increase in structural product prices and other changes of 6.3%.  Specialty sales increased by $3.6 million, or 1.1%, compared to the third quarter of fiscal 2013, for the Company, including closed centers.  On a same-center basis, specialty sales increased by 6.1%. Specialty sales were also impacted by an increase in unit volumes of 4.7% and an increase in product prices and other changes of 1.2%.

Gross profit.  For the third quarter of fiscal 2014, gross profit increased by 3.3% or $2.1 million. The increase was driven by a favorable variance in our gross margin percentage, partially offset by a decrease in volume.  Our focus on the specialty side of our business contributed to the increase in margin rate.  For the quarter, the margin rate on our specialty business was up versus the third quarter of 2013.  In addition, the sales mix of the relatively higher margin specialty products increased, which had a favorable impact on our margin rate.
Selling, general, and administrative expenses.  Net of a $3.7 million gain due to the sale of the Denver, Colorado sales center in the third quarter of fiscal 2013, selling, general, and administrative expenses decreased by 7.9% or $4.8 million.   Payroll and related costs, and commissions decreased $3.0 million, primarily related to an improved cost structure and a more efficient deployment of human capital. In addition, variable costs such as third party freight and fuel decreased due to the decrease in unit volume.
First Nine Months of Fiscal 2014 Compared to First Nine Months of Fiscal 2013

The following table sets forth our results of operations for the first nine months of fiscal 2014 and fiscal 2013:

	First Nine Months of Fiscal 2014	% of Net Sales	First Nine Months of Fiscal 2013	% of Net Sales
	(Dollars in thousands) (Unaudited)

Net sales	$1,525,283	100.0%	$1,665,697	100.0%
Gross profit	179,289	11.8%	174,134	10.5%
Selling, general, and administrative	158,006	10.4%	185,184	11.1%
Depreciation and amortization	7,176	0.5%	6,547	0.4%
Operating income (loss)	14,107	0.9%	(17,597)	(1.1)%
Interest expense	20,090	1.3%	21,026	1.3%
Other expense (income), net	313	—%	252	—%
Income (loss) before provision for (benefit from) income taxes	(6,296)	(0.4)%	(38,875)	(2.3)%
Provision for (benefit from) income taxes	(65)	—%	(714)	—%
Net income (loss)	$(6,231)	(0.4)%	$(38,161)	(2.3)%

Net sales. For the first nine months of fiscal 2014, net sales decreased by 8.4% or $140.4 million.  This decrease was primarily related to the $85.6 million impact of the five distribution centers closed as part of the 2013 restructuring and unusually harsh weather conditions during the first quarter of fiscal 2014. Structural sales decreased by $115.5 million, or 15.3%, due to the impact of the closed centers, decrease in unit volumes of 9.4%, and a decrease in product prices and other changes of 0.6%.  Specialty sales decreased by $21.1 million, or 2.3%, due to the impact of the closed centers. The decrease was partially offset by a 1.5% increase in unit volume and a 1.3% increase in product prices and other changes.
Gross profit.  The increase in gross profit dollars compared to the first nine months of fiscal 2013 was driven by a favorable variance in our gross margin percentage partially offset by a decrease in volume.  Our focus on the specialty side of our business contributed to the increase in margin rate.  For 2014, the margin rate on our specialty business was up versus the prior year.  In addition, the sales mix of the relatively higher margin specialty products increased, which had a favorable impact on our margin rate.  Our overall gross margin percentage was also impacted favorably due to improved margins for our structural products and a $1.4 million reduction to cost of sales recorded during the first quarter of fiscal 2014, related to the recovery of countervailing and antidumping duties.  During the first nine months of fiscal 2013, we experienced a decline in market prices of lumber, OSB, and plywood, which negatively impacted our gross margin percentage as we sold through the affected inventory, and also resulted in the recording of a lower of cost or market reserve and inventory reserve totaling $4.8 million during the second quarter of fiscal 2013.
Selling, general, and administrative expenses.  Selling, general, and administrative expenses decreased by 14.7%, or $27.2 million for the first nine months of fiscal 2014 compared to fiscal 2013.  Payroll and related costs, and commissions decreased $13.6 million, primarily related to the reduced headcount from the 2013 restructuring and change in executive leadership, as well as our improved cost structure and more efficient deployment of human capital. Severance related costs decreased $7.6 million during the comparable period, primarily due to the winding down of the 2013 restructuring. In addition, variable costs such as third party freight and operating supplies decreased due to a 3.4% decrease in unit volume.

Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters due to the impact of poor weather on the construction market. Our second and third quarters are typically our strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. Our working capital and accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season.
Liquidity and Capital Resources
Our primary cash need is for working capital. We expect our primary sources of liquidity to be cash flows from operations and borrowings under our revolving credit facility, and we expect that these sources will fund our ongoing cash requirements for the foreseeable future. As the Company’s revenue performance improves as expected, excess availability under the revolving credit facility may decrease, which may require, among other things, increases in inventory and accounts receivable to meet demand. While the Company believes that the amounts currently available from its revolving credit facilities and other sources would be sufficient to fund its routine operations and working capital requirements for at least the next 12 months, the Company believes that additional working capital will provide it with a stronger liquidity position and allow it to more fully participate in the improving housing market.
Working Capital
Working capital is an important measurement used in determining the efficiencies of our operations and our ability to readily convert assets into cash. The material components of working capital for us include accounts receivable, inventory, accounts payable, bank overdrafts and the current position of our long-term debt. Working capital management helps to ensure the organization can maximize our return and continue to invest in the operations for future growth.
Our working capital requirements reflect the seasonal nature of our business. Working capital components at October 4, 2014, compared to January 4, 2014, decreased on a net basis due to the seasonal increase of current maturities of long-term debt. We anticipate the current maturities of long-term debt component of the working capital calculation to continue to fluctuate on a seasonal basis. Other components of working capital increased due to demand, seasonal payment patterns, and increases in purchase volume associated with increased demand.
Cash Flows
Net cash used by operating activities for the first nine months of fiscal 2014 was $53.4 million compared to net cash used by operating activities of $70.8 million in the first nine months of fiscal 2013. The change in cash used by operating activities primarily reflects our improved net earnings.
Net cash provided by investing activities increased compared to the first nine months of fiscal 2013. The increase was primarily related to lower capital expenditures compared to the previous nine months.
Net cash provided by financing activities is primarily driven by net borrowings on the revolving line of credit. We anticipate borrowings to fluctuate due to seasonal factors, with more borrowings expected during the generally strong second and third quarters, and less borrowings anticipated during the generally slower fourth and first quarters.
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
There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the third quarter of fiscal 2014, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended January 4, 2014. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 4, 2014, as filed with the SEC.
ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
The Ninth Amendment, dated August 14, 2014, to the Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-k filed on August 14, 2014).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 4, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: November 6, 2014	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10.1
The Ninth Amendment, dated August 14, 2014, to the Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-k filed on August 14, 2014).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 4, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).