Form 10-K
period 2015-01-03
BlueLinx Holdings Inc.
filed 2015-02-20
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015
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
Securities registered pursuant to Section 12(b) of the Act

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 5, 2014 was $34,205,977, based on the closing price on the New York Stock Exchange of $1.26 per share on July 3, 2014.
As of February 19, 2015, the registrant had 89,415,145 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference to the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 3, 2015.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended January 3, 2015

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us,” and “our” refer to BlueLinx Holdings Inc. and its subsidiaries. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating company” when necessary. Reference to “fiscal 2014” refers to the 52-week period ended January 3, 2015. Reference to “fiscal 2013” refers to the 53-week period ended January 4, 2014.  Reference to “fiscal 2012” refers to the 52-week period ended December 29, 2012.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Item 1A Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I
ITEM 1. BUSINESS
Company Overview
We are a leading distributor of building products in North America. The Company is headquartered in Atlanta, Georgia, with executive offices located at 4300 Wildwood Parkway, Atlanta, Georgia, and we operate our distribution business through a network of 49 distribution centers. We serve all major metropolitan areas in the United States (“U.S.”) and, as of January 3, 2015, we distributed approximately 10,000 products from over 750 suppliers to service approximately 11,500 customers nationwide, including dealers, industrial manufacturers, manufactured housing producers, and home improvement retailers.
The Company was incorporated on March 8, 2004 as ABP Distribution Holdings, Inc (“ABP”). On May 7, 2004, Georgia-Pacific Corporation (“Georgia-Pacific”) sold the assets of its distribution division to ABP. ABP subsequently merged into BlueLinx Holdings Inc. On December 17, 2004, we consummated an initial public offering of our common stock.
Fiscal Year
Fiscal 2014 contained 52 weeks, fiscal 2013 contained 53 weeks, and fiscal 2012 contained 52 weeks.
Products and Services
We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 41%, 44%, and 42% of our fiscal 2014, fiscal 2013, and fiscal 2012 gross sales, respectively, include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls and flooring in construction projects. Additional end uses of our structural products include outdoor decks, sheathing, crates, and boxes. Specialty products, which represented approximately 59%, 56%, and 58% of our fiscal 2014, fiscal 2013, and fiscal 2012 gross sales, respectively, include roofing, insulation, specialty panels, moulding, engineered wood products, vinyl products (used primarily in siding), outdoor living, particle board, and metal products (excluding rebar and remesh). In some cases, these products are branded by us.
We also provide a wide range of value-added services and solutions to our customers and suppliers including:
•providing “less-than-truckload” delivery services;
•pre-negotiated program pricing plans;
•inventory stocking;
•automated order processing through an electronic data interchange, or “EDI”, that provides a direct link between us and our customers;
•intermodal distribution services, including railcar unloading and cargo reloading onto customers’ trucks; and
•backhaul services, when otherwise empty trucks are returning from customer deliveries.
Distribution Channels
We sell products through three main distribution channels: warehouse sales, reload sales, and direct sales.
Warehouse sales are delivered from our warehouses to dealers, home improvement centers, and industrial users. Warehouse sales accounted for approximately 71% of our fiscal 2014, fiscal 2013, and fiscal 2012 gross sales.
Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product in order to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Reload sales accounted for approximately10% of our fiscal 2014 and fiscal 2013 gross sales, and 9% of our fiscal 2012 gross sales.
Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 19% of our fiscal 2014 and fiscal 2013 gross sales, and 20% of our 2012 gross sales.

Competition
The U.S. building products distribution market is a highly fragmented market, served by a small number of multi-regional distributors, several regionally focused distributors and a large number of independent local distributors. Local and regional distributors tend to be closely held and often specialize in a limited number of segments, in which they offer a broader selection of products. Some of our multi-regional competitors are part of larger companies and therefore have access to greater financial and other resources than those to which we have access. We compete on the basis of breadth of product offering, consistent availability of product, product price and quality, reputation, service, and distribution facility location.
Two of our largest competitors are Boise Cascade Company and Weyerhaeuser Company. Most major markets in which we operate are served by the distribution arm of at least one of these companies.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters due to the impact of poor weather on the construction market. Our second and third quarters are typically our strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. Our working capital, accounts receivable, and accounts payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season.
Employees
As of January 3, 2015, we employed approximately 1,700 employees. We consider our relationship with our employees generally to be good.
Executive Officers
The following are the current executive officers of our Company as of February 19, 2015:
Mitchell B. Lewis, age 52, has served as our President and Chief Executive Officer, and as a Director of BlueLinx Holdings Inc. since January 2014. Mr. Lewis has held numerous leadership positions in the building products industry since 1992, including President and Chief Executive Officer of Euramax Holdings, Inc. from February 2008, through November 2013. Mr. Lewis also served as Chief Operating Officer in 2005, Executive Vice President in 2002, and group Vice President in 1997, of Euramax Holdings, Inc. and its predecessor companies. Prior to being appointed group Vice President, Mr. Lewis served as President of Amerimax Building Products, Inc. Prior to 1992, Mr. Lewis served as Corporate Counsel with Alumax Inc. and practiced law with Alston & Bird LLP, specializing in mergers and acquisitions.
Susan C. O’Farrell, age 51, has served as our Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer since May 2014. Prior to joining us, Ms. O’Farrell was a senior financial executive holding several roles with The Home Depot since 1999. As the Vice President of Finance, she led teams supporting the retail organization. Ms. O’Farrell was also responsible for the finance function for The Home Depot’s At Home Services Group. Ms. O’Farrell led the financial operations of The Home Depot, as well as served as the VP Finance for the $26 billion Northern Division of the company. Ms. O’Farrell began her career with Andersen Consulting, LLP, leaving as an Associate Partner in 1996 for a strategic information systems role with AGL Resources. Ms. O’Farrell earned a Bachelor of Science degree in Business Administration from Auburn University and attended Emory University’s Executive Leadership program.
Robert P. McKagen, age 55, has served as our Senior Vice President of Sales and Operations since 2012. Prior to 2012, Mr. McKagan served as the Company’s Vice President Supply Chain since 2009, and Regional Vice President of the Southern Region from the Company’s inception in 2004. Mr. McKagen has approximately 30 years of industry experience. He received a Bachelor in Business Administration from Florida Atlantic University.
Sara E. Epstein, age 37, has served as our Vice President, General Counsel and Corporate Secretary since February 2013, and our Senior Counsel and Corporate Secretary since March 2010. Prior to joining us, Ms. Epstein was an attorney with Jones Day. Ms. Epstein received a Juris Doctor degree from Tulane University and a Bachelor of Arts degree from Tufts University.
Environmental and Other Governmental Regulations
The Company is subject to various federal, state, provincial and local laws, rules, and regulations. We are subject to environmental laws, rules and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of hazardous materials, substances and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances, and regulations are complex, change frequently and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations), and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew permits.
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
We are also subject to the requirements of the U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”). In order to maintain compliance with applicable OSHA requirements, we have established uniform safety and compliance procedures for our operations, and implemented measures to prevent workplace injuries.
The U.S. Department of Transportation (“DOT”) regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation.
We incur and will continue to incur costs to comply with the requirements of environmental, health and safety, and transportation laws, ordinances, and regulations. We anticipate that these requirements could become more stringent in the future, and we cannot assure you that compliance costs will not be material.
Securities Exchange Act Reports
The Company maintains a website at www.BlueLinxCo.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports, and amendments to those reports, that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934. These include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements. Additionally, our code of ethics, board committee charters, and corporate governance guidelines are available on our website. If we make substantial amendments to our code of ethics, or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.
We make information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, copies of this information will be made available, free of charge, on written request, by writing to BlueLinx Holdings Inc., Attn: Corporate Secretary, 4300 Wildwood Parkway, Atlanta, Georgia, 30339.
ITEM 1A.  RISK FACTORS
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
The building products distribution industry is subject to cyclical market pressures. Prices of building products are determined by overall supply and demand in the market. Market prices of building products historically have been volatile and cyclical, and we have limited ability to control the timing and amount of pricing changes. Demand for building products is driven mainly by factors outside of our control, such as general economic and political conditions, interest rates, availability of mortgage financing, the construction, repair and remodeling markets, industrial markets, weather, and population growth. The supply of building products fluctuates based on available manufacturing capacity, and excess capacity in the industry can result in significant declines in market prices for those products. To the extent that prices and volumes experience a sustained or sharp decline, our net sales and margins likely would decline as well. Because we have substantial fixed costs, a decrease in sales and margin generally may have a significant adverse impact on our financial condition, operating results, and cash flows.
Additionally, many of the building products which we distribute, including OSB, plywood, lumber, and particleboard, are commodities that are widely available from other distributors or manufacturers, with prices and volumes determined frequently in an auction market based on participants’ perceptions of short-term supply and demand factors. At times, the purchase price for any one or more of the products we produce or distribute may fall below our purchase costs, requiring us to incur short-term losses on product sales.
All of these factors make it difficult to forecast our operating results.
Our industry is dependent on the homebuilding industry, and any future downturns would materially affect our business, liquidity, and operating results.
Our sales depend heavily on the strength of national and local new residential construction, home improvement, and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include general economic conditions, employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics, and consumer confidence. Our results of operations were adversely affected by the severe downturn in new housing activity in the U.S., and, while conditions are improving, any future downturns in the markets that we serve or in the economy generally may have a material adverse effect on our operating results, liquidity, and financial condition. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to future downturns in the economy in general, and in the residential housing market in particular, will be successful.
A significant portion of our sales are on credit to our customers. Material changes in their creditworthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow, and liquidity.
The majority of our sales are on account where we provide credit to our customers. Market disruptions could cause economic downturns, which may lead to lower demand for our products and increased incidence of customers’ inability to pay their accounts. Bankruptcies by our customers may cause us to incur bad debt expense at levels higher than historically experienced. In fiscal 2014, less than 0.1% in bad debt expense to total net sales was incurred related to credit sales. Our customers generally are susceptible to the same economic business risks as those to which we are exposed. Furthermore, we may not necessarily be aware of any deterioration in our customers’ financial position. If our customers’ financial position were to become significantly impaired, it could have a material impact on our bad debt exposure, which may result in a material adverse effect on our operating results, cash flow and liquidity. In addition, certain of our suppliers may be impacted as well, causing disruption or delay of product availability. These events could have a material adverse impact on our results of operations, cash flow, and financial position.
Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness, future indebtedness, or to maintain our required level of excess liquidity.
We have a substantial amount of debt which could have important consequences to you. For example, it could:

•	make it difficult for us to satisfy our debt obligations;

•	make us more vulnerable to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate on the debt under our U.S. revolving credit facility is variable;

•	require us to dedicate a substantial portion of our cash flows to payments on our debt, thereby reducing the availability of our cash flows for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt, and therefore may be in a better position to obtain favorable credit terms.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows, and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business, and other factors, many of which are beyond our control. These factors include, among others:

•	economic and demand factors affecting the building products distribution industry;

•	external factors affecting availability of credit;

•	pricing pressures;

•	increased operating costs;

•	competitive conditions; and

•	other operating difficulties.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, or restructure our debt. Obtaining additional capital or restructuring our debt could be accomplished in part through new or additional borrowings or placements of debt or securities. There is no assurance that we could obtain additional capital or refinance our debt on terms acceptable to us, or at all. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on the disposition of such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations under the revolving credit facilities are secured by a first priority security interest in all of our operating subsidiaries and BlueLinx Building Products Canada Ltd.’s (“BlueLinx Canada”) (for the Canadian revolving credit facility) inventories, accounts receivable, and proceeds from those items. In addition, our mortgage loan is secured by the majority of our real property. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We may incur substantial additional indebtedness in the future, including under the revolving credit facilities. Our incurring additional indebtedness would intensify the risks described above.
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
As of January 3, 2015, the U.S. revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability under the U.S. revolving credit facility falls below the greater of $33.2 million during the time the Tranche A Loan is outstanding, and $31.8 million at all times thereafter; or the amount equal to 12.5% of the lesser of the borrowing base or $467.5 million during the time the Tranche A Loan is outstanding, and $447.5 million at all times thereafter (the “Excess Availability Threshold”). If we fail to maintain this minimum excess availability, the U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.
If we fail to comply with the restrictions in the U.S. revolving credit facility, the Canadian revolving credit facility, the mortgage loan documents, or any other current or future financing agreements, a default may allow the creditors under the relevant instruments to accelerate the related debts and to exercise their remedies under these agreements, which typically will include the right to declare the principal amount of that debt, together with accrued and unpaid interest, and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt, and to terminate any commitments they had made to supply further funds.
We source many products internationally, and are exposed to risks associated with doing business globally.
We import a variety of products from countries located in Asia, South America, and the Middle East. The business, regulatory, and political environments in these countries differ from those in the U.S. Our global sourcing strategy is subject to risks and uncertainties, including changes in foreign country regulatory requirements; differing business practices associated with foreign operations; imposition of foreign tariffs and other trade barriers; political, legal, and economic instability; foreign currency exchange rate fluctuations; foreign country tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations in tax laws; inflation; differing labor laws and changes in those laws; government price controls; and work stoppages and disruptions in the shipping of imported and exported products.
Our transportation operations are subject to significant governmental regulation.
We use our own fleet of tractors and trailers to service customers throughout the U.S. Our transportation operations are subject to the regulatory jurisdiction and broad administrative powers of the DOT. If we fail to comply adequately with DOT regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased audit and compliance costs. If any of these events were to occur, our results of operations, business, cash flow, and financial condition would be adversely affected.
Environmental laws impose risks and costs on us.
Our operations are subject to federal, state, provincial, and local laws, rules, and regulations governing the protection of the environment, including, but not limited to, those regulating discharges into the air and water, the use, handling and disposal of hazardous or toxic substances, the management of wastes, the cleanup of contamination, and the control of noise and odors. We have made, and will continue to make, expenditures to comply with these requirements. While we believe, based upon current information, that we are in substantial compliance with all applicable environmental laws, rules, and regulations, we could be subject to potentially significant fines or penalties for any failure to comply. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at that real property, may be held liable for the cost to investigate or clean up such real property, and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former warehouse facilities, or at a landfill or other location where we have disposed of, or arranged for the disposal of, wastes. We have an indemnification agreement with Georgia-Pacific, which has agreed to indemnify us against any claim arising from environmental conditions in connection with the properties we acquired when we purchased the assets of its distribution division on May 7, 2004. However, any remediation costs either not related to conditions existing prior to May 7, 2004 or on properties acquired after May 7, 2004 may not be covered by indemnification. We also carry environmental insurance, but certain remediation costs may not be covered by insurance. In addition, we could be subject to claims brought pursuant to applicable laws, rules, or regulations for property damage or personal injury resulting from the environmental impact of our operations. Increasingly stringent environmental requirements, more aggressive enforcement actions, the discovery of unknown conditions, or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.
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
Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could have a material adverse effect on our financial condition, operating results, and cash flows.
Our industry is highly fragmented and competitive. If we are unable to compete effectively, our net sales and operating results will be reduced.
The building products distribution industry is highly fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing and availability of product, service, and delivery capabilities, customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors for their products, and affects the favorability of the terms on which we are able to obtain our products from our suppliers and sell our products to our customers.
Some of our competitors are part of larger companies, and therefore have access to greater financial and other resources than those to which we have access. In addition, certain product manufacturers sell and distribute their products directly to customers. Additional manufacturers of products distributed by us may elect to sell and distribute directly to end-users in the future or enter into exclusive supply arrangements with other distributors. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our net sales and net income will be reduced.

A significant percentage of our employees are unionized. Wage increases or work stoppages by our unionized employees may reduce our results of operations.
As of January 3, 2015, we employed approximately 1,700 persons. Approximately 34% of our employees were represented by various labor union collective bargaining agreements, of which approximately 30% are up for renewal in fiscal 2015. Although we have generally had good relations with our unionized employees, and expect to renew collective bargaining agreements as they expire, no assurances can be provided that we will be able to reach a timely agreement as to the renewal of the agreements, and their expiration or continued work under an expired agreement, as applicable, could result in a work stoppage. In addition, we may become subject to material cost increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our selling, general, and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general, and administrative expenses. All of these factors could negatively impact our operating results and cash flows.
Increases in the cost of employee benefits, such as pension benefits, could impact our financial results and cash flow.
Unfavorable changes in the cost of our pension retirement benefits and current employees’ medical benefits could materially adversely impact our financial results and cash flow. We sponsor a defined benefit pension plan covering many of our hourly unionized employees. Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates. In addition, the amount and timing of our pension funding obligations are influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974 (“ERISA”), the Pension Protection Act, Congressional Acts, or other governing bodies.
We participate in various multi-employer pension plans in the U.S. The majority of these plans are underfunded. If, in the future, we choose to withdraw from these plans, we likely would need to record a withdrawal liability, which may be material to our financial results.
Failure to comply with governmental laws and regulations could harm our business.
Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws, and tax laws and regulations. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any actions would likely result in a significant diversion of management’s attention and resources, and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, and financial condition.
Affiliates of Cerberus control us and may have conflicts of interest with other stockholders.
Cerberus Capital Management, L.P. (“Cerberus”), a private investment firm, beneficially owned approximately 53% of our common stock as of January 3, 2015. As a result, Cerberus is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of most corporate transactions or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders may not view as beneficial.
Two of our nine directors are employees of or current advisors to Cerberus. Cerberus also has sufficient voting power to amend our organizational documents. The interests of Cerberus may not coincide with the interests of other holders of our common stock. Additionally, Cerberus is in the business of making investments in companies, and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. In addition, because we are a controlled company within the meaning of the New York Stock Exchange rules, we are exempt from the NYSE requirements that our board be composed of a majority of independent directors, that our compensation committee be composed entirely of independent directors, and that we maintain a nominating/corporate governance committee composed entirely of independent directors.

Even if Cerberus no longer controls us in the future, certain provisions of our charter documents and agreements and Delaware law could discourage, delay, or prevent a merger or acquisition at a premium price.
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
We are subject to information technology security risks and business interruption risks, and may incur increasing costs in an effort to minimize those risks.
Our business employs information technology systems and a website that allow for the secure storage and transmission of customers’ proprietary information. We also employ information technology systems to secure other confidential information, such as employee data. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business. As cyber attacks become more sophisticated generally, we may be required to incur significant costs to strengthen our systems from outside intrusions, and/or obtain insurance coverage related to the threat of such attacks.
Additionally, our business is reliant upon information technology systems to place orders with our vendors and process orders from our customers. Disruption in these systems could materially impact our ability to buy and sell our products.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
We operate our business out of 49 warehouse facilities. Additionally, two owned properties are held for sale, in Newtown, Connecticut, and Shreveport, Louisiana; and our leased Stockton, California property, is being marketed for sublease. The total square footage under roof at our owned warehouses is approximately 9.3 million square feet. Certain of our owned warehouse facilities secure our mortgage loan. The following table summarizes our real estate facilities including their inside square footage:

Property Type	Number	Owned Facilities (sq. ft.)	Leased Facilities (sq. ft.)
Office Space (1)	3	—	167,308
Warehouses and other real property	52	9,257,366	340,600
TOTAL	55	9,257,366	507,908

(1)	Includes corporate headquarters in Atlanta, and sales centers in Denver and Vancouver.
We also store materials, such as lumber and rebar, outdoors at all of our warehouse locations, which increases warehouse distribution and storage capacity. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear. We believe that our facilities have sufficient capacity to meet current and projected distribution needs.

ITEM 3.  LEGAL PROCEEDINGS
We are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies generally are expensed as incurred. We establish reserves for pending or threatened proceedings when the costs associated with such proceedings become probable and reasonably can be estimated.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our equity securities consist of one class of common stock, which is traded on the New York Stock Exchange under the symbol “BXC”. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as quoted on the New York Stock Exchange:

	High	Low
Fiscal Year Ended January 3, 2015
First Quarter	$1.96	$1.25
Second Quarter	$1.47	$1.07
Third Quarter	$1.39	$1.11
Fourth Quarter	$1.35	$1.11
Fiscal Year Ended January 4, 2014
First Quarter	$3.48	$2.42
Second Quarter	$3.10	$1.90
Third Quarter	$2.29	$1.56
Fourth Quarter	$2.14	$1.57
As of February 19, 2015, there were 44 shareowner accounts of record, and, as of that date we estimate there were approximately 2,200 beneficial owners holding our common stock in nominee or “street” name.
We do not pay dividends on our common stock. Future dividend payments, if dividends are declared at a future date, are subject to contractual restrictions under our U.S. revolving credit facility.

Performance Graph
The chart below compares the quarterly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 2000 Index and S&P 1500 Building Products Index for the period commencing January 2, 2010, and ending January 3, 2015, assuming an investment of $100 and the reinvestment of dividends (if any).
Cumulative Total Return
Years Ending

	Base Period
Company Name/Index	1/2/2010	1/1/2011	12/31/2011	12/29/2012	1/4/2014	1/3/2015
BlueLinx Holdings Inc.	$100	$132.13	$68.25	$127.86	$100.97	$59.34
Russell 2000 Index	$100	$126.85	$121.56	$138.56	$195.07	$204.94
S&P 1500 Building Products Index	$100	$107.38	$93.42	$137.26	$208.72	$223.76

ITEM 6. SELECTED FINANCIAL DATA
The following tables sets forth certain historical financial data of our Company. The selected financial data for the fiscal years ended January 3, 2015, January 4, 2014, December 29, 2012, December 31, 2011, and January 1, 2011, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K, or from prior financial statements. The following information should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended January 3, 2015	Year Ended January 4, 2014	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011
	(In thousands, except per share data)
Statements of Operations Data:
Net sales	$1,979,393	$2,151,972	$1,907,842	$1,755,431	$1,804,418
Net income (loss)	$(13,872)	$(40,618)	$(23,027)	$(38,567)	$(53,243)
Per Share Data:
Basic net income (loss) per share applicable to common stock	$(0.16)	$(0.51)	$(0.35)	$(0.82)	$(1.59)
Diluted net income (loss) per share applicable to common stock	$(0.16)	$(0.51)	$(0.35)	$(0.82)	$(1.59)
Other Financial Data:
EBITDA (1)	22,684	(12,490)	14,081	1,791	(11,099)
Adjusted EBITDA (1)	24,583	1,324	6,028	(8,181)	(10,138)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,522	$5,034	$5,188	$4,898	$14,297
Working capital	297,652	294,899	272,403	233,414	236,168
Total assets	538,982	528,489	542,451	501,282	525,019
Total debt (2)	413,976	405,077	381,498	338,384	384,256
Stockholders’ equity (deficit)	(36,026)	(5,898)	(20,592)	8,374	$991

(1)
EBITDA is an amount equal to net income (loss) plus interest expense and all interest expense related items (e.g. write-off of debt issuance costs, charges associated with mortgage refinancing), income taxes, and depreciation and amortization. Adjusted EBITDA is an amount equal to net income (loss) plus interest expense and all interest expense related items (e.g. write-off of debt issuance costs, charges associated with mortgage refinancing), income taxes, depreciation and amortization, and further adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income (Loss). We present EBITDA and Adjusted EBITDA because they are important measures used by management to evaluate operating performance and helps to enhance investors’ overall understanding of the financial performance of our business. However, EBITDA and Adjusted EBITDA are not presentations made in accordance with accounting principles generally accepted in the United States (“GAAP”), and are not intended to present a superior measure of the financial condition from those determined under GAAP. EBITDA and Adjusted EBITDA, as used herein, are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

We believe EBITDA and Adjusted EBITDA are helpful in highlighting operating trends. We further believe that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies, many of which present an EBITDA or Adjusted EBITDA measure when reporting their results. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than using GAAP results alone.

(2)	Total debt represents long-term debt related to our mortgage and revolving credit facilities, including current maturities and capital lease obligations.

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the respective periods indicated is as follows:

	Year Ended January 3, 2015	Year Ended January 4, 2014	Year Ended December 29, 2012	Year Ended December 31, 2011	Year Ended January 1, 2011
	(In thousands)
Net income (loss)	$(13,872)	$(40,618)	$(23,027)	$(38,567)	$(53,243)
Interest expense	26,771	28,024	28,157	28,834	29,368
Provision for (benefit from) income taxes	312	(9,013)	386	962	(589)
Depreciation and amortization	9,473	9,117	8,565	10,562	13,365
EBITDA (1)	22,684	(12,490)	14,081	1,791	(11,099)
Gain on sale of properties	(5,251)	(5,220)	(9,885)	(10,604)	—
Share-based compensation expense, excluding restructuring	2,351	3,222	2,797	1,974	3,978
Restructuring, severance, debt fees, and other	4,799	12,123	—	1,382	1,092
Loss (gain) from closed distribution centers	—	3,689	(489)	477	(1,933)
Gain from insurance settlement	—	—	(476)	(1,230)	—
Gain from modification of lease agreement	—	—	—	(1,971)	—
OSB lawsuit settlement gain	—	—	—	—	(5,206)
Tender offer expenses	—	—	—	—	3,030
Adjusted EBITDA (1)	$24,583	$1,324	$6,028	$(8,181)	$(10,138)

(1)	See above regarding calculation and presentation of EBITDA and Adjusted EBITDA.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information due to the factors discussed under “Risk Factors,” “Cautionary Statement Concerning Forward-Looking Statements”, and elsewhere in this Form 10-K.
Executive Level Overview
Company Background
BlueLinx is a leading distributor of building products in North America. With a combination of market position and coverage, the strength of a local and national sales force, the buying power of centralized procurement, and the efficiencies of centralized accounting and systems technologies, BlueLinx is able to provide a wide range of value-added services and solutions to our customers and suppliers.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Conditions in the U.S. housing market continue to be at historically low levels. Nevertheless, we believe that the housing recovery is progressing, and that U.S. housing demand will improve in the long term.

Factors That Affect Our Operating Results
Our results of operations and financial performance are influenced by a variety of factors, including the following:
•changes in the prices, supply and/or demand for products which we distribute;
•inventory management and commodities pricing;

•	new housing starts and inventory levels of existing homes for sale;

•	general economic and business conditions in the U.S.;

•	acceptance by our customers of our privately branded products;

•	financial condition and credit worthiness of our customers;

•	continuation of supply from our key vendors;

•	reliability of the technologies we utilize;

•	activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	adverse weather patterns or conditions;

•	acts of cyber intrusion;

•	variations in the performance of the financial markets, including the credit markets; and
•risk factors discussed under Item 1A Risk Factors and elsewhere in this Annual Report on Form 10-K.
Key Business Metrics
Net Sales
Net sales result primarily from the distribution of products to dealers, industrial manufacturers, manufactured housing producers, and home improvement retailers. All revenues recognized are net of trade allowances, cash discounts, and sales returns. In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. When the consigned inventory is sold by the customer, we recognize revenue on a gross basis. Net sales may not be comparable year-over-year due to closed facilities, fiscal calendar weeks in the year, and market-driven fluctuations in the prices of the inventories we sell.
Gross Profit
Gross profit primarily represents revenues less the product cost from our suppliers (net of earned rebates and discounts), including the cost of inbound freight. The cost of outbound freight, purchasing, receiving, and warehousing are included in selling, general, and administrative expenses within operating expenses. Our gross profit may not be comparable to that of other companies, as other companies may include all or some of the costs related to their distribution network in cost of sales. Market price fluctuations, particularly on structural products vulnerable to commodity price variability, may impact our gross profit.
Adjusted EBITDA
Adjusted EBITDA is an amount equal to net income (loss) plus interest expense and all interest expense related items (e.g., write-off of debt issuance costs, charges associated with mortgage refinancing), income taxes, depreciation and amortization, and further adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income (Loss). We present Adjusted EBITDA because it is a primary measure used by management to evaluate operating performance and helps to enhance investors’ overall understanding of the financial performance of our business. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. Adjusted EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.
We believe Adjusted EBITDA is helpful in highlighting operating trends. We further believe that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than using GAAP results alone.

Results of Operations
Fiscal 2014 Compared to Fiscal 2013

The following table sets forth our results of operations for fiscal 2014 and fiscal 2013. Fiscal 2014 contained 52 weeks, and fiscal 2013 contained 53 weeks.

	Fiscal 2014	% of Net Sales	Fiscal 2013	% of Net Sales
	(Dollars in thousands)
Net sales	$1,979,393	100.0%	$2,151,972	100.0%
Gross profit	229,104	11.6%	228,483	10.6%
Selling, general, and administrative	206,095	10.4%	240,667	11.2%
Depreciation and amortization	9,473	0.5%	9,117	0.4%
Operating (loss) income	13,536	0.7%	(21,301)	(1.0)%
Interest expense, net	26,771	1.4%	28,024	1.3%
Other expense (income), net	325	—%	306	—%
Loss before (benefit from) provision for income taxes	(13,560)	(0.7)%	(49,631)	(2.3)%
(Benefit from) provision for income taxes	312	—%	(9,013)	(0.4)%
Net income (loss)	$(13,872)	(0.7)%	$(40,618)	(1.9)%

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume, and dollar and percentage changes in unit volume and price versus comparable prior periods. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2014	Fiscal 2013
	(Dollars in millions)
Sales by category
Structural products	$831	$966
Specialty products	1,169	1,202
Other (1)	(21)	(16)
Total sales	$1,979	$2,152
Sales variances $
Unit volume $ change	$(90)	$182
Price/other (2)	(83)	62
Total $ change	$(173)	$244
Sales variances %
Unit volume % change	(4.3)%	10.0%
Price/other % change (1)	(3.7)%	2.8%
Total % change	(8.0)%	12.8%
(1)“Other” includes unallocated allowances and discounts.
(2)“Other” includes unallocated allowances, discounts, and the impact of unit volume changes related to the five distribution centers closed as part of the restructuring activities in fiscal 2013 (the “2013 restructuring”).

The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, versus comparable prior periods. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2014	Fiscal 2013
	(Dollars in millions)
Gross Profit $ by category
Structural products	$69	$69
Specialty products	156	155
Other (1)	4	4
Total gross profit	$229	$228
Gross margin % by category
Structural products	8.3%	7.2%
Specialty products	13.4%	12.9%
Total gross margin %	11.6%	10.6%
Unit volume % change by product (2)
Structural products	(9.9)%	12.2%
Specialty products	0.1%	8.4%
Total unit volume % change	(4.3)%	10.0%
(1)“Other” includes unallocated allowances and discounts.
(2)Excludes the impact of unit volume changes related to the five distribution centers closed as part of the 2013 restructuring.
Net sales. Net sales decreased by 8.0%, or $172.6 million, from $2.2 billion in fiscal 2013 to $2.0 billion in fiscal 2014. This decrease was primarily related to the $85.6 million impact of the five distribution centers closed as part of the 2013 restructuring and the $19.2 million impact from fiscal 2013 containing 53 weeks versus 52 weeks in fiscal 2014. In addition, the Company focused on the profitability of every sale, and pursued low profit structural business less aggressively. As a result, structural unit volumes were down approximately $83.0 million for the year, partially offset by unit volume increases in specialty products.
Gross profit. Total gross profit for fiscal 2014 was $229.1 million, or 11.6% of sales, compared to $228.5 million and 10.6% in fiscal 2013. The increase in gross profit primarily was due to an improvement in the gross margin of structural products. Structural products were 42.0% of sales in fiscal 2014, and 45.0% of sales in fiscal 2013. Structural gross margin percentage increased 110 basis points year over year to 8.3% in fiscal 2014 from 7.2% in fiscal 2013. Specialty gross margin percentage improved 50 basis points year over year to 13.4% in fiscal 2014 from 12.9% in fiscal 2013.
Selling, general, and administrative. Selling, general, and administrative expenses for fiscal 2014 were $206.1 million, or 10.4% of net sales, compared to $240.7 million, or 11.2% of net sales, during fiscal 2013. The decrease in selling, general, and administrative expenses primarily was due to cost control measures implemented in fiscal 2014, including cost savings realized from fiscal 2013 restructuring efforts of $3.3 million in fiscal 2014. Payroll, commissions, and incentives decreased year over year by $16.3 million. Third party freight improved by $3.4 million, of which $2.3 million is specifically related to discontinued operations, and the remaining $1.1 million improvement is driven by lower sales volume and cost control efforts. Additionally, bad debt expense improved by $1.6 million due to continued favorable accounts receivable performance.
Interest expense, net. Interest expense for fiscal 2014 was $26.8 million compared to $28.0 million for fiscal 2013. The decrease of $1.2 million relates to a decrease in interest expense related to our mortgage, due to principal payments on the mortgage. Although borrowings on the U.S. revolving credit facility increased by a net $18.4 million during fiscal 2014, a decline in interest rates resulted in interest expense on the U.S. revolving credit facility remaining flat from fiscal 2013 to fiscal 2014, at approximately $11.4 million for both years.
Provision for (benefit from) income taxes. Our effective tax rate was (2.3)% and 18.2% for fiscal 2014 and fiscal 2013, respectively. The effective tax rate for fiscal 2014 largely is due to a full valuation allowance recorded against our tax benefit related to our fiscal 2014 loss. The effective tax rate for fiscal 2013 largely is due to a full valuation allowance recorded against our tax benefit and an allocation of income tax expense to other comprehensive income (loss) for an actuarial gain associated with our pension plan which resulted in a benefit to continuing operations. The effect of the valuation allowance for fiscal 2014 and fiscal 2013 was offset by state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis partially offset by various refundable tax credits.

Fiscal 2013 Compared to Fiscal 2012
The following table sets forth our results of operations for fiscal 2013 and fiscal 2012. Fiscal 2013 contained 53 weeks, and fiscal 2012 contained 52 weeks.

	Fiscal 2013	% of Net Sales	Fiscal 2012	% of Net Sales
	(Dollars in thousands)
Net sales	$2,151,972	100.0%	$1,907,842	100.0%
Gross profit	228,483	10.6%	230,070	#VALUE!
Selling, general, and administrative	240,667	11.2%	215,996	11.3%
Depreciation and amortization	9,117	0.4%	8,565	0.4%
Operating (loss) income	(21,301)	(1.0)%	5,509	0.3%
Interest expense, net	28,024	1.3%	28,157	1.5%
Other expense (income), net	306	—%	(7)	—%
Loss before (benefit from) provision for income taxes	(49,631)	(2.3)%	(22,641)	(1.2)%
(Benefit from) provision for income taxes	(9,013)	(0.4)%	386	—%
Net income (loss)	$(40,618)	(1.9)%	$(23,027)	(1.2)%

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2013	Fiscal 2012
	(Dollars in millions)
Sales by category
Structural products	$966	$804
Specialty products	1,202	1,112
Other (1)	(16)	(8)
Total sales	$2,152	$1,908
Sales variances $
Unit volume $ change	$182	$42
Price/other (2)	62	111
Total $ change	$244	$153
Sales variances %
Unit volume % change	10.0%	2.5%
Price/other % change (1)	2.8%	6.2%
Total % change	12.8%	8.7%
(1)“Other” includes unallocated allowances and discounts.
(2)“Other” includes unallocated allowances, discounts, and the impact of unit volume changes related to the five distribution centers closed as part of the 2013 restructuring.

The following table sets forth changes in gross profit dollars and gross margin percentages by product category, and percentage changes in unit volume growth by product, versus comparable prior periods. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2013	Fiscal 2012
	(Dollars in millions)
Gross Profit $ by category
Structural products	$69	$77
Specialty products	155	146
Other (1)	4	7
Total gross profit	$228	$230
Gross margin % by category
Structural products	7.2%	9.5%
Specialty products	12.9%	13.2%
Total gross margin %	10.6%	12.1%
Unit volume % change by product (2)
Structural products	12.2%	0.8%
Specialty products	8.4%	3.6%
Total unit volume % change	10.0%	2.5%
(1)“Other” includes unallocated allowances and discounts.
(2)Excludes the impact of unit volume changes related to the five distribution centers closed as part of the 2013 restructuring.
Net sales. For fiscal year 2013, net sales increased by 12.8%, or $244.1 million, to $2.2 billion. Sales during the fiscal year were positively impacted by a 15.5% increase in single family housing starts. Structural sales increased by $162.1 million, or 20.2% from 2012, as a result of a 10.1% increase in structural product prices and a 12.2% increase in unit volume. In addition, specialty sales increased $86.0 million, or 7.7% from 2012, as a result of a 8.4% increase in unit volume and a 0.6% increase in specialty product prices.
Gross profit. Gross profit for fiscal 2013 was $228.5 million, or 10.6% of sales, compared to $230.1 million and #VALUE! 2012. Declines in gross margin were driven by volatility in wood-based structural product pricing, primarily during the second quarter of fiscal 2013. The declines in gross margin further were impacted by a greater percentage of our sales being comprised of lower gross margin structural products. In addition, we experienced lower margin sales as we sold through inventory at the five distribution centers we closed during the third quarter of fiscal 2013.
Selling, general, and administrative. Selling, general, and administrative expenses for fiscal 2013 were $240.7 million, or 11.2% of net sales, compared to $216.0 million, or 11.3% of net sales, during fiscal 2012. The increase in selling, general, and administrative expenses primarily was due to $11.2 million of restructuring and other charges associated with the fiscal 2013 restructuring and a change in executive leadership. During fiscal 2013 there were also increases in third party freight, professional fees, and general maintenance and supplies of $2.3 million, $1.9 million, and $1.3 million, respectively. These changes were partially offset by a decrease in payroll of $1.2 million related to a reduced headcount from the 2013 restructuring and change in executive leadership.
The gain recorded in selling, general and administrative expenses during fiscal 2013 was a $5.2 million gain on sales of properties. During fiscal 2012, other gains recorded in selling, general, and administrative expenses were comprised primarily of $9.9 million in gain on sales of properties. The increases to third party freight and general maintenance and supplies largely are due to the increase in revenue during fiscal 2013. The increase in professional fees relates to certain non-recurring activities requiring the services of various professionals. These activities included capital raising initiatives, freeze of the non-union participants in the pension plan, contribution of certain real properties to the pension plan, and the waiver process for the 2012 minimum required contribution of the pension plan.
Provision for (benefit from) income taxes. Our effective tax rates were 18.2% and (1.7)% for fiscal 2013 and fiscal 2012, respectively. The effective tax rate for fiscal 2013 largely is due to a full valuation allowance recorded against our tax benefit and an allocation of income tax expense to other comprehensive income (loss) for an actuarial gain associated with our pension plan resulting in a benefit to continuing operations. The main driver of the actuarial pension gain is an increase in the market value of the underlying assets and a decrease in the pension liability resulting largely from the change in the underlying discount rate assumption, which increased from 4.24% in fiscal 2012 to 5.00% in fiscal 2013. The effective tax rate for fiscal 2012 largely is due to a full valuation allowance recorded against our tax benefit related to our fiscal 2012 loss.
Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations, and borrowings under our revolving credit facilities, and we expect that these sources will fund our ongoing cash requirements for the foreseeable future. As the Company’s revenue performance improves as expected, increases in inventory to meet demand and resulting increases in accounts receivable from sales may cause the excess availability to decrease. While the Company believes that the amounts currently available from its revolving credit facilities and other sources would be sufficient to fund its routine operations and working capital requirements for at least the next 12 months, the Company believes that additional working capital will provide it with a stronger liquidity position and allow it to more fully participate in the improving housing market.
Sources and Uses of Cash
Operating Activities
During fiscal 2014, cash flows used in operating activities totaled $12.3 million. The primary driver of cash flows used in operations was a net loss of $13.9 million, which included non-cash charges of $7.3 million, a decrease in receivables of $5.8 million, and an increase in inventories of $19.0 million. These changes were partially offset by an increase in accounts payable of $7.0 million. Our cash flows used in operations continue to improve year over year, as 2014 cash flows from operating activities improved by $27.6 million compared to the fiscal 2013 cash used in operations of $39.9 million, which largely were driven by a net loss of $40.6 million. Cash used in operations in fiscal 2012 was $74.3 million, which was primarily a result of large increases in accounts receivable and inventories during that year, of $18.6 million and $44.5 million, respectively.
Investing Activities
During fiscal 2014, our net cash provided by investing activities was $4.4 million, which included expenditures for property and equipment of approximately $3.0 million, and proceeds from the disposition of property and equipment of $7.4 million, which included $6.9 million related to the sale of the Portland, Oregon distribution center. The fiscal 2014 expenditures were primarily to purchase information technology, leasehold improvements, and certain machinery and equipment. The majority of our capital expenditures for fiscal 2014 and 2013 have been and likely will continue to be paid from our U.S. revolving credit facility. In fiscal 2015, we intend to make additional investments in information technology for our sales force. Additionally, we intend to lease additional vehicles under capital leases with a third party leasing company as part of our efforts to continually replenish our fleet.
During fiscal 2013 and 2012, net cash provided by investment activities of $5.5 million and $16.4 million, respectively, substantially were driven by the sale of real properties.
Financing Activities
Net cash provided by financing activities was $7.4 million during fiscal 2014, which primarily reflected net borrowings on our revolving credit facilities of $18.3 million and an increase in bank overdrafts of $7.9 million, offset by payments of principal on our mortgage of $9.2 million, and payments to increase restricted cash related to the mortgage of $6.1 million.
Working Capital
Working capital is an important measurement used in determining the efficiencies of our operations and our ability to readily convert assets into cash. The material components of working capital for us include accounts receivable, inventory, accounts payable, bank overdrafts, and the current portion of our long-term debt. Working capital management helps to ensure the organization can maximize our return and continue to invest in the operations for future growth.
Our working capital requirements reflect the seasonal nature of our business. Working capital decreased by $2.8 million to $297.7 million as of January 3, 2015, from $294.9 million as of January 4, 2014. The decrease in working capital primarily reflected a decrease in the current maturities of long-term debt of $6.5 million, an increase in bank overdrafts of $7.9 million, an increase in accounts payable of $6.9 million and an increase in inventories of $19.0 million; offset by a decrease of $5.8 million in accounts receivable. We anticipate the current portion of long-term debt component of the working capital calculation to continue to fluctuate on a seasonal basis.

Debt and Credit Sources
On August 4, 2006, we entered into our U.S. revolving credit facility, as later amended, with several lenders including Wells Fargo Bank, National Association. The U.S. revolving credit facility has a final maturity of April 15, 2016, and maximum available credit of $467.5 million, which includes the $20.0 million Tranche A Loan, the maturity date of which is described below. The U.S. revolving credit facility also includes an additional $75.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $542.5 million. Amounts outstanding under the U.S. revolving credit facility are secured on a first priority basis, by substantially all of our personal property and trade fixtures, including all accounts receivable, general intangibles, inventory, and equipment.
On August 14, 2014, we amended our U.S. revolving credit facility, extending the final maturity date of the Tranche A Loan to June 30, 2015, and adjusting the credit limits of the loan to step down the available credit by $2.0 million per month beginning April 1, 2015, unless the principal payments cause excess availability to become less than $50.0 million, or an event of default exists.
As of January 3, 2015, we had outstanding borrowings of $225.6 million and excess availability of $58.5 million under the terms of the U.S. revolving credit facility. The interest rate on the U.S. revolving credit facility was 3.9% at January 3, 2015.
Our subsidiary BlueLinx Canada has the Canadian revolving credit facility with Canadian Imperial Bank of Commerce due upon the the earlier of August 12, 2016, or the maturity date of the U.S. revolving credit facility. The Canadian revolving credit facility has a maximum available credit of $10.0 million. The Canadian revolving credit facility also provides for an additional $5.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $15.0 million.
As of January 3, 2015, we had outstanding borrowings of $4.0 million and excess availability of $1.0 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 4.0% at January 3, 2015.
Our U.S. and Canadian revolving credit facilities contain customary negative covenants and restrictions for asset based loans. The only covenant we deem material is a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability under the U.S. revolving credit facility falls below the greater of $33.2 million during the time the Tranche A Loan is outstanding, and $31.8 million at all times thereafter; or the amount equal to 12.5% of the lesser of the borrowing base or $467.5 million during the time the Tranche A Loan is outstanding, and $447.5 million at all times thereafter. We do not anticipate that our excess availability will drop below the Excess Availability Threshold as defined in the U.S. revolving credit facility in the foreseeable future; however, if we did fall below this threshold, we currently would not meet the required fixed charge coverage ratio. We are in compliance with all covenants under these revolving credit facilities.
Under the terms of our mortgage, as amended, we are required to transfer certain funds to be held as collateral. Any cash remaining in the collateral account under the mortgage agreement, up to an aggregate of $10.0 million, was released to the Company on the last business day of each calendar quarter, up to the third quarter of fiscal 2014. All funds released pursuant to these provisions could only be used by the Company to pay for usual and customary operating expenses. During the periods in which cash in the collateral account is used for certain activities, such as prepayment of indebtedness under the mortgage agreement, the lenders would not release any of the cash collateral to the Company for specified capital expenditures as previously provided under the mortgage agreement. During the second quarter of fiscal 2014, we sold our closed facility in Portland, Oregon, and used the $6.9 million received, which represents the required release price related to the property, to pay down the outstanding principal of the mortgage without penalty. Approximately $6.1 million of cash held in collateral was released to the Company through the second quarter of 2014 to pay for usual and customary operating expenses. The Company will not receive any additional collateral releases. Under the terms of our mortgage agreement, we estimate that we will transfer approximately $13.3 million into the mortgage escrow as collateral during the next twelve month period.
During 2015, the Company plans to refinance the mortgage which carries a prepayment penalty of approximately $1.0 million per month until December 31, 2015.
On February 18, 2015, we refinanced our U.S. revolving credit facility, including the Tranche A Loan, with the Tenth Amendment to the U.S. revolving credit facility (the “Tenth Amendment”).
The Tenth Amendment extends the maturity date of the U.S. revolving credit facility to April 15, 2017; requires the refinancing, extension or replacement of our current mortgage on or before May 1, 2016, such that the maturity date of the new mortgage facility is not sooner than July 15, 2017; and requires the repayment of not less than $35 million by May 1, 2016.

Additionally, the Tenth Amendment extends the maturity date of the Tranche A Loan to June 30, 2016, with the principal amount decreasing by $2.0 million each month beginning on April 1, 2016, but such step downs will not occur if, after giving effect to the applicable reduction, excess availability (as defined, see Note 6) will be less than $50.0 million; amends the interest rate for the Tranche A Loan to begin increasing by .25 each 90 days, beginning on April 1, 2015, with a maximum increase of 1; and, while the Tranche A Loan is outstanding, increases our fixed charge coverage ratio to 1.2 to 1.0 in certain situations.
Pension Funding Obligations
We currently are required to make four quarterly cash contributions during fiscal 2015 and 2016 of approximately $1.5 million related to our 2015 minimum required contribution, which totals $6.1 million. In 2013, the Company contributed real property to the pension plan to satisfy minimum contribution requirements; and the Company had also, in 2012, obtained a funding waiver for that plan year, which will be repaid over a successive five-year period, through 2017, with principal and interest payments totaling $0.7 million each year. The Company continues to evaluate pension funding obligations and requirements in order to meet our obligations while maintaining flexibility for working capital requirements. See Item 8, Note 9, which is incorporated herein by reference.
Contractual Commitments
The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of the fiscal year end of each year set forth below:

	2015	2016	2017	2018	2019	Thereafter	Total
	(In thousands)
Revolving credit facilities (1)	$20,000	$209,513	$—	$—	$—	$—	$229,513
Mortgage indebtedness	2,678	175,044	—	—	—	—	177,722
Interest payments on our revolving credit facilities (2)	8,280	2,247	—	—	—	—	10,527
Interest payments on our mortgage	12,327	5,602	—	—	—	—	17,929
Subtotal	43,285	392,406	—	—	—	—	435,691
Operating leases	5,729	5,470	5,310	4,839	1,799	10,273	33,420
Capital leases	2,048	1,993	1,499	1,563	692	228	8,023
Interest payments on our capital leases	463	321	211	112	29	8	1,144
Fuel purchase obligation (3)	6,308	—	—	—	—	—	6,308
Pension benefits to be paid to participants	5,399	5,705	6,000	6,281	6,491	35,581	65,457
Total	$63,232	$405,895	$13,020	$12,795	$9,011	$46,090	$550,043

(1)	Payments for both the U.S. and Canadian revolving credit facilities are included.

(2)
Interest rates on the revolving credit facilities are variable, based on LIBOR or prime plus the applicable margin.  The interest rates on the U.S. revolving credit facility and the Canadian revolving credit facility were 3.9% and 4.0%, respectively, as of January 3, 2015. The final maturity date both on our U.S. and Canadian revolving credit facilities is April 15, 2016.

(3)
Purchase obligations include agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. See Note 14.

Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our Consolidated Balance Sheets (to the extent entered into prior to the end of the applicable period) as accounts payable and accrued liabilities.
Off-Balance Sheet Arrangements
As of January 3, 2015, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that our most critical accounting policies and estimates relate to (1) revenue recognition; (2) defined benefit pension plans; and (3) income taxes.
Management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results ultimately may differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to the Notes to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable and collectability is reasonably assured. For us, this generally means that we recognize revenue when title to our products is transferred to our customers. Title usually transfers upon shipment to or receipt at our customers’ locations, as determined by the specific sales terms of each transaction. Our customers can earn certain incentives including, but are not limited to, cash and functional discounts. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates, and recorded once they have been determined.
Pension Plan Valuation
We sponsor and contribute to a defined benefit pension plan covering some of our unionized employees. Additionally, certain unionized employees participate in multi-employer pension plans. Management is required to make certain critical estimates related to actuarial assumptions used to determine our pension expense and related obligation. We believe the most critical assumptions are related to (1) the discount rate used to determine the present value of the liabilities and (2) the expected long-term rate of return on plan assets. All of our actuarial assumptions are reviewed annually. Changes in these assumptions could have a material impact on the measurement of our pension expense and related obligation. At each measurement date, we determine the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plan. As of January 3, 2015, and January 4, 2014, the weighted-average discount rate used to compute our benefit obligation was 4.19% and 5.0%, respectively. The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure our plan has sufficient funds to meet its benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our pension expense was 7.85% percent in fiscal years 2014 and 2013.
 The impact of a 0.25% change in these critical assumptions is as follows:

Change in Assumption	Effect on 2015 Pension Expense	Effect on Accrued Pension Liability at January 3, 2015
	(In thousands)
0.25% decrease in discount rate	74	4,118
0.25% increase in discount rate	(74)	(3,905)
0.25% decrease in expected long-term rate of return on assets	202	—
0.25% increase in expected long-term rate of return on assets	(202)	—
As of January 3, 2015, the Company determined that almost all of the participants in the pension plan were inactive. Accordingly, beginning in fiscal 2015, and subsequent periods, the Company will begin amortizing actuarial gains and losses over the estimated average remaining life expectancy of the inactive participants, rather than the estimated average remaining service period of the active participants. The impact of this change will reduce net pension expense by approximately $3.2 million in fiscal 2015.

Additionally, for fiscal 2015, and subsequent years, the Company adopted the most recent mortality tables issued by the Society of Actuaries, the RP-2014 mortality tables with blue-collar adjustment.
The sensitivity analysis presented, above, reflects these updated assumptions.
Income Taxes
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not’’ to be sustained, (2) the tax position is “more likely than not’’ to be sustained, but for a lesser amount, or (3) the tax position is “more likely than not’’ to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to Note 5 of Notes to Consolidated Financial Statements.
A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not’’ recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is “more likely than not’’ to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Settlement of any particular issue would usually require the use of cash.
Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual tax rate reflected in our consolidated financial statements is different from that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year and manner in which the differences are expected to reverse. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecast taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of January 3, 2015, the Company had fully reserved its deferred tax assets. The Company may not generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 1 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General. We are exposed to risks such as changes in interest rates, commodity prices, and foreign currency exchange rates. We do not currently employ derivative instruments for risk management purposes, although we sometimes currently enter into supply agreements in the normal course of business, which are not considered derivative instruments. The following discussion provides additional information regarding our market risk exposures.
Interest Rates. Our revolving credit facilities accrue interest based on a floating benchmark rate (the prime rate or LIBOR rate), plus an applicable margin. A change in interest rates under the revolving credit facilities would have an impact on our results of operations. However, a change of 100 basis points in the market rate of interest would have an impact of $2.3 million and $2.1 million based on borrowings outstanding at January 3, 2015, and January 4, 2014, respectively, which we do not believe to be material. Additionally, to the extent changes in interest rates impact the housing market, we may be impacted by such changes.
Foreign Exchange Rates. 2.1% of our net sales are denominated in currencies other than the U.S. dollar, and we do not believe our total exposure to currency fluctuations to be significant.
Commodity Prices. Many of the products we purchase and resell are commodities whose price is determined by market supply and demand for such products. Commodity price fluctuations have, from time to time, created cyclicality in our financial performance and may do so in the future. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in or disruptions to industry production capacity, changes in inventory levels, and other factors beyond our control. For the year ended January 3, 2015, we believe that a 10% change in the prices underlying our structural wood products would have resulted in a $71.5 million, $65.4 million, and $6.1 million change in revenue, cost of sales and gross margin, respectively. For the year ended January 4, 2014, we believe that a 10% change in the prices underlying our structural wood products would have resulted in a $82.3 million, $76.5 million, and $5.9 million change in revenue, cost of sales and gross margin, respectively.
We occasionally manage our exposure to certain commodity risks through the use of purchase commitments that enable us to establish the purchase prices for certain inputs that are used in our distribution business. For additional information about our 2015 fuel purchase commitment, see Note 14.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLUELINX HOLDINGS INC.
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

Management assessed the effectiveness of our internal control over financial reporting as of January 3, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission set forth in Internal Control — Integrated Framework (2013 framework). Based on our assessment, our management concluded that, as of January 3, 2015, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended January 3, 2015, included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of January 3, 2015, dated February 19, 2015.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries

We have audited BlueLinx Holdings Inc. and subsidiaries’ internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). BlueLinx Holdings Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BlueLinx Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 Consolidated Financial Statements of BlueLinx Holdings Inc., and our report dated February 19, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries as of January 3, 2015, and January 4, 2014, and the related consolidated statements of operations, and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the fiscal years ended January 3, 2015, January 4, 2014, and December 29, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlueLinx Holdings Inc. and subsidiaries at January 3, 2015 and January 4, 2014, and the consolidated results of their operations and their cash flows for the fiscal years ended January 3, 2015, January 4, 2014, and December 29, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BlueLinx Holdings Inc. and subsidiaries’ internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 19, 2015

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	January 3, 2015	January 4, 2014
	(In thousands, except per share data)
ASSETS
Current assets:
Cash	$4,522	$5,034
Accounts receivable, less allowances of $3,112 in fiscal 2014 and $4,359 in fiscal 2013	144,537	150,297
Inventories, net	242,546	223,580
Other current assets	23,289	22,814
Total current assets	414,894	401,725
Property, plant, and equipment:
Land and land improvements	41,095	41,176
Buildings	90,161	90,082
Machinery and equipment	77,279	73,004
Construction in progress	1,188	3,028
Property, plant, and equipment, at cost	209,723	207,290
Accumulated depreciation	(104,456)	(96,171)
Property, plant, and equipment, net	105,267	111,119
Non-current deferred income tax assets, net	501	824
Other non-current assets	18,320	14,821
Total assets	$538,982	$528,489
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$67,291	$60,363
Bank overdrafts	27,280	19,377
Accrued compensation	5,643	4,173
Current maturities of long-term debt	2,679	9,141
Deferred income taxes, net	518	823
Other current liabilities	13,831	12,949
Total current liabilities	117,242	106,826
Non-current liabilities:
Long-term debt	403,274	387,238
Other non-current liabilities	54,492	40,323
Total liabilities	575,008	534,387
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value, 200,000,000 shares authorized; 88,748,638 and 86,545,000 shares issued and outstanding at January 3, 2015 and January 4, 2014, respectively	888	866
Additional paid-in capital	253,051	251,150
Accumulated other comprehensive income (loss)	(34,425)	(16,293)
Accumulated stockholders’ equity (deficit)	(255,540)	(241,621)
Total stockholders’ equity (deficit)	(36,026)	(5,898)
Total liabilities and stockholders’ equity (deficit)	$538,982	$528,489

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended January 3, 2015	Fiscal Year Ended January 4, 2014	Fiscal Year Ended December 29, 2012
	(In thousands, except per share data)
Net sales	$1,979,393	$2,151,972	$1,907,842
Cost of sales	1,750,289	1,923,489	1,677,772
Gross profit	229,104	228,483	230,070
Operating expenses:
Selling, general, and administrative	206,095	240,667	215,996
Depreciation and amortization	9,473	9,117	8,565
Total operating expenses	215,568	249,784	224,561
Operating income (loss)	13,536	(21,301)	5,509
Non-operating expenses (income):
Interest expense	26,771	28,024	28,157
Other expense (income), net	325	306	(7)
Income (loss) before provision for (benefit from) income taxes	(13,560)	(49,631)	(22,641)
Provision for (benefit from) income taxes	312	(9,013)	386
Net income (loss)	$(13,872)	$(40,618)	$(23,027)

Basic and diluted weighted average number of common shares outstanding	86,001	80,163	65,452
Basic and diluted net income (loss) per share applicable to common stock	$(0.16)	$(0.51)	$(0.35)

Comprehensive income (loss):
Net income (loss)	$(13,872)	$(40,618)	$(23,027)
Other comprehensive income (loss):
Foreign currency translation, net of taxes	(481)	(161)	103
Unrealized gain (loss) from pension plan, net of taxes	(17,651)	13,910	(8,245)
Total other comprehensive income (loss)	(18,132)	13,749	(8,142)
Comprehensive income (loss)	$(32,004)	$(26,869)	$(31,169)

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 3, 2015	Fiscal Year Ended January 4, 2014	Fiscal Year Ended December 29, 2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(13,872)	$(40,618)	$(23,027)
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	9,473	9,117	8,565
Amortization of debt discount and issuance costs	3,156	3,184	3,746
Write-off of debt issuance costs	—	119	—
Gain from sale of properties	(5,251)	(5,220)	(9,885)
Gain from property insurance settlements	—	—	(476)
Vacant property charges	—	1,321	(30)
Severance charges	2,067	5,607	—
Payments on modification on lease agreement	—	(300)	(5,875)
Deferred income tax benefit charge (benefit)	17	(5)	(20)
Restructuring payments	(2,805)	(3,057)	(6,084)
Intraperiod income tax allocation related to hourly pension plan	—	(8,894)	—
Pension expense	901	4,591	3,942
Share-based compensation, excluding restructuring related	3,840	3,222	2,797
Share-based compensation, restructuring related	—	2,895	—
Decrease (increase) in restricted cash related to insurance and other	(263)	(1,810)	695
Decrease (increase) in prepaid assets	(942)	(3,062)	889
Accrued compensation and other	(2,442)	(3,033)	4,538
Change in net cash used in other operating activities	(6,121)	(35,943)	(20,225)
Changes in assets and liabilities:
Accounts receivable	5,760	7,168	(18,593)
Inventories	(18,966)	6,479	(44,482)
Accounts payable	7,026	(17,585)	9,050
Net cash used in operating activities	(12,301)	(39,881)	(74,250)
Cash flows from investing activities:
Property, plant, and equipment investments	(3,016)	(4,912)	(2,826)
Proceeds from disposition of assets	7,368	10,365	19,195
Net cash provided by investing activities	4,352	5,453	16,369
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	(16)	16	—
Repurchase of shares to satisfy employee tax withholdings	(957)	(3,192)	(526)
Repayments on revolving credit facilities	(476,473)	(560,186)	(473,349)
Borrowings from revolving credit facilities	494,794	599,968	550,270
Principal payments on mortgage	(9,220)	(19,038)	(37,272)
Payments on capital lease obligations	(2,228)	(3,142)	(2,259)
Increase (decrease) in bank overdrafts	7,902	(16,007)	13,020
Increase (decrease) in restricted cash related to the mortgage	(6,066)	40	9,970
Debt financing costs	(201)	(2,900)	(1,683)
Proceeds from stock offering less expenses paid	(98)	38,715	—
Net cash provided by financing activities	7,437	34,274	58,171
Increase (decrease) in cash	(512)	(154)	290
Cash balance, beginning of period	5,034	5,188	4,898
Cash balance, end of period	$4,522	$5,034	$5,188
Supplemental Cash Flow Information
Net income tax payments during the period	$(210)	$(332)	$(508)
Interest paid during the period	$23,147	$24,706	$24,288
Noncash transactions:
Capital leases	$1,108	$5,069	$5,238

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Stockholders’ Equity (Deficit)
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)
Balance, December 31, 2011	62,013	$620	$207,626	$(21,900)	$(177,972)	$8,374
Net income (loss)	—	—	—	—	(23,027)	(23,027)
Foreign currency translation adjustment, net of tax	—	—	—	103	—	103
Unrealized loss from pension plan, net of tax	—	—	—	(8,245)	—	(8,245)
Issuance of restricted stock, net of forfeitures	1,875	19	—	—	—	19
Compensation related to share-based grants	—	—	2,730	—	—	2,730
Impact of net settled shares for vested grants	(224)	(2)	(524)	—	—	(526)
Other	—	—	(17)	—	(3)	(20)
Balance, December 29, 2012	63,664	637	209,815	(30,042)	(201,002)	(20,592)
Net income (loss)	—	—	—	—	(40,618)	(40,618)
Foreign currency translation adjustment, net of tax	—	—	—	(161)	—	(161)
Unrealized gain (loss) from pension plan, net of tax	—	—	—	13,910	—	13,910
Issuance of restricted stock, net of forfeitures	651	6	—	—	—	6
Impact of performance shares	628	6	—	—	—	6
Issuance of stock related to rights offerings, net of expenses	22,857	229	38,384	—	—	38,613
Compensation related to share-based grants	—	—	6,117	—	—	6,117
Impact of net settled shares for vested grants	(1,255)	(12)	(3,181)	—	—	(3,193)
Excess tax benefits from share-based compensation arrangements	—	—	16			16
Other	—	—	(1)	—	(1)	(2)
Balance, January 4, 2014	86,545	866	251,150	(16,293)	(241,621)	(5,898)
Net income (loss)	—	—	—	—	(13,872)	(13,872)
Foreign currency translation adjustment, net of tax	—	—	—	(481)	—	(481)
Unrealized gain (loss) from pension plan, net of tax	—	—	—	(17,651)	—	(17,651)
Issuance of restricted stock, net of forfeitures	1,827	18	—	—	—	18
Issuance of performance shares	1,039	10	—	—	—	10
Issuance of stock related to rights offerings, net of expenses	—	—	—	—	—	—
Compensation related to share-based grants	—	—	2,896	—	—	2,896
Impact of net settled shares for vested grants	(662)	(6)	(957)	—	—	(963)
Excess tax benefits from share-based compensation arrangements	—	—	(16)	—	—	(16)
Other	—	—	(22)	—	(47)	(69)
Balance, January 3, 2015	88,749	$888	$253,051	$(34,425)	$(255,540)	$(36,026)

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
BlueLinx is a wholesale supplier of building products in North America. Our Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries. These financial statements have been prepared in accordance with U.S. GAAP. All significant intercompany accounts and transactions have been eliminated.

Fiscal 2014 contained 52 weeks, fiscal 2013 contained 53 weeks, and fiscal 2012 contained 52 weeks.
Use of Estimates
We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with U.S. GAAP. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates.
Recently Adopted Accounting Standards
In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU 2013-11, entities are required to present unrecognized tax benefits as a decrease in a net operating loss, a similar tax loss or a tax credit carryforward, if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The amendment, which did not materially impact our financial statements, is effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We adopted this guidance during the first quarter of fiscal 2014.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This accounting standard, which did not materially impact our financial statements, is effective for fiscal and interim periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We adopted this guidance during the fourth quarter of fiscal 2014.
New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.
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
Reclassifications
Certain other amounts in the prior years’ consolidated financial statements and notes have been revised to conform to the current year presentation. During fiscal 2014, we separately have detailed certain amounts, which historically had been presented as “Other” changes in the “Cash flows from operating activities.” To conform the historical presentation to the current and future presentation, we separately have detailed similar items, including certain prepaid assets and inventory in prior periods from “Other” changes in the “Cash flows from operating activities.”

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
Revenue Recognition
We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition largely is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (“FOB”) shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site.
In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. When the consigned inventory is sold by the customer, we recognize revenue on a gross basis.
All revenues recognized are net of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been insignificant for each of the reported periods.
Accounts Receivable
Accounts receivable are stated at net realizable value, do not bear interest, and consist of amounts owed for orders shipped to customers. Management establishes an overall credit policy for sales to customers. The allowance for doubtful accounts is determined based on a number of factors including specific customer account reviews, historical loss experience, current economic trends, and the creditworthiness of significant customers based on ongoing credit evaluations.
Inventory Valuation
The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at the lower of cost or market. Additionally, we estimate and maintain a reserve for damaged, excess and obsolete inventory.
Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels. We also receive rebates related to price protection and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory to reflect the net acquisition cost (purchase price less expected purchase rebates). As of January 3, 2015, and January 4, 2014, the vendor rebate receivable totaled $7.1 million and $7.6 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been immaterial.
In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales to reflect the net sales (sales price less expected customer rebates). As of January 3, 2015, and January 4, 2014, the customer rebate payable totaled $6.4 million and $6.3 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been immaterial.
Shipping and Handling
Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in “Selling, general, and administrative” expenses were $91.8 million, $99.7 million, and $91.2 million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses of $0.6 million, $1.2 million, and $1.1 million were included in “Selling, general and administrative” expenses for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost. Lease obligations for which we assume or retain substantially all the property rights and risks of ownership are capitalized. Amortization of assets recorded under capital leases is included in “Depreciation and amortization” expense. Replacements of major units of property are capitalized and the replaced properties are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred.
Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income.
Share-Based Compensation
We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent market and performance conditions are considered probable. The calculation of fair value related to share-based compensation is subject to certain assumptions discussed in more detail in Note 10. Management updates such estimates when circumstances warrant. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Income Taxes
We account for deferred income taxes using the liability method. Accordingly, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets and liabilities are recorded net, as current and noncurrent. A valuation allowance is recorded to reduce deferred tax assets when necessary. For additional information about our income taxes, see Note 5.
Self-Insurance
The Company is self-insured, up to certain limits, for most workers’ compensation losses, employee health benefits, general liability, and automotive liability losses, all subject to varying “per occurrence” retentions or deductible limits. The Company provides for estimated costs to settle both known claims and claims incurred but not yet reported. Liabilities associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to us, as well as industry-wide loss experience and other actuarial assumptions. We determine our insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities and in the case of workers’ compensation a significant period of time elapses before the ultimate resolution of claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
2. Assets Held for Sale
In fiscal 2014, we designated certain assets as held for sale, due to strategic realignments of our business. At the time of designation, we ceased recognizing depreciation expense on these assets. As of January 3, 2015, and January 4, 2014, total assets held for sale were $0.9 million and $2.6 million, respectively, and were included in “Other current assets” in our Consolidated Balance Sheets.
During the second quarter of fiscal 2014, we finalized the sale of the Portland, Oregon, facility, which had a carrying amount of $1.9 million, and recognized a gain of $5.1 million on the sale in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). We also designated our Shreveport, Louisiana, distribution center as held for sale during the second quarter of fiscal 2014. This property has a total carrying amount of $0.2 million, and we plan to finalize a sale of the facility within the next 12 months. We continue to actively market all properties that are designated as held for sale.

3. Restricted Cash
Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.
The table below provides the balances of each individual component in restricted cash:

	January 3, 2015	January 4, 2014
	(In thousands)
Cash in escrow:
Mortgage	$6,067	$—
Insurance	7,430	7,921
Other	4,513	3,760
Total	$18,010	$11,681
4. Restructuring Charges
We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred, or when the we cease using the right conveyed by a contract (i.e., the right to use a leased property). We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits when management has committed to a plan, due to the existence of a post-employment benefit agreement. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss), and in “Accrued compensation” on the Consolidated Balance Sheets.
During fiscal 2013, we strategically reviewed our distribution centers, which resulted in designating five distribution centers to be sold or closed. These distribution centers were closed or ceased operations during the third quarter of fiscal 2013. Also during fiscal 2013, we announced a change in executive leadership and reduction in force. These events are referred to as the “2013 restructuring”. In connection with the 2013 restructuring the Company recognized severance-related charges of $5.7 million, $2.9 million of related share-based compensation, and $1.4 million of other restructuring charges during fiscal 2013. In addition, the Company recognized facility lease obligation charges of $1.4 million for two closed facilities during fiscal 2013.
The table below summarizes our restructuring activity:

	Reduction in Force Activities	Facility Lease Obligation	Total
	(In thousands)
Balance at December 29, 2012	$—	$—	$—
Charges	5,709	1,398	7,107
Adjustments to reserves	(102)	(68)	(170)
Payments	(3,057)	(402)	(3,459)
Balance at January 4, 2014	$2,550	$928	$3,478
Charges	—	—	—
Adjustments to reserves	(168)	32	(136)
Payments	(2,069)	(413)	(2,482)
Balance at January 3, 2015	$313	$547	$860

5. Income Taxes
Our provision for (benefit from) income taxes consisted of the following:

	Fiscal Year Ended January 3, 2015	Fiscal Year Ended January 4, 2014	Fiscal Year Ended December 29, 2012
	(In thousands)
Federal income taxes:
Current	$—	$(492)	$16
Deferred	—	(7,385)	—
State income taxes:
Current	160	192	334
Deferred	—	(1,343)	—
Foreign income taxes:
Current	134	19	56
Deferred	18	(4)	(20)
Provision for (benefit from) income taxes	$312	$(9,013)	$386

The federal statutory income tax rate was 35%. Our provision for (benefit from) income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year Ended January 3, 2015	Fiscal Year Ended January 4, 2014	Fiscal Year Ended December 29, 2012
	(In thousands)
Benefit from income taxes computed at the federal statutory tax rate	$(4,746)	$(17,371)	$(7,924)
Benefit from state income taxes, net of federal benefit	(623)	(1,991)	(866)
Valuation allowance change	5,656	19,445	8,820
Nondeductible items	232	270	484
Benefit from allocation of income taxes to other comprehensive income (loss)	—	(8,726)	—
Other	(207)	(640)	(128)
Provision for (benefit from) income taxes	$312	$(9,013)	$386
In accordance with the intraperiod tax allocation provisions of GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit resulting from a loss from continuing operations that should be allocated to continuing operations. In fiscal 2014 and fiscal 2012, there were no intraperiod tax allocations, since there was a loss in other comprehensive income for these periods. In fiscal 2013, a non-cash tax benefit was recorded on the loss from continuing operations in the amount of $8.7 million, which was offset in full by income tax expense recorded in other comprehensive income. While the income tax benefit from continuing operations is reported in our Consolidated Statements of Operations and Comprehensive Income (Loss), the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive income (loss), which is a component of stockholders’ equity (deficit).
Our financial statements contain certain deferred tax assets which primarily resulted from tax benefits associated with the loss before income taxes, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves, pension obligations, and differences between book and tax depreciation and amortization. We record a valuation allowance against our net deferred tax assets when we determine that based on the weight of available evidence, it is more likely than not that our net deferred tax assets will not be realized.

In our evaluation of the weight of available evidence, we considered recent reported losses as negative evidence which carried substantial weight. Therefore, we considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence associated with the losses incurred. The positive evidence considered included:
•taxable income in prior carryback years, if carryback is permitted under the tax law;
•future reversals of existing taxable temporary differences;
•tax planning strategies; and
•future taxable income exclusive of reversing temporary differences and carryforwards.
During fiscal years 2014 and 2013, we weighed all available positive and negative evidence, and concluded that the weight of the negative evidence of cumulative losses over several years continued to outweigh the positive evidence.  Based on the conclusions reached, we maintained a full valuation allowance during fiscal years 2014 and 2013.
The components of our net deferred income tax assets (liabilities) are as follows:

	January 3, 2015	January 4, 2014
	(In thousands)
Deferred income tax assets:
Inventory reserves	$3,333	$2,832
Compensation-related accruals	5,434	4,893
Accruals and reserves	787	1,030
Accounts receivable	728	1,291
Restructuring costs	212	488
Property and equipment	16	—
Pension	13,214	8,245
Benefit from net operating loss (“NOL”) carryovers (1)	76,264	70,169
Other	685	703
Total gross deferred income tax assets	100,673	89,651
Less: Valuation allowances	(99,979)	(88,279)
Total net deferred income tax assets	$694	$1,372
Deferred income tax liabilities:
Property and equipment	—	(365)
Other	(711)	(1,006)
Total deferred income tax liabilities	(711)	(1,371)
Deferred income tax assets (liabilities), net	$(17)	$1

(1)	Our federal NOL carryovers are $184.2 million and will expire in 14 to 20 years. Our state NOL carryovers are $238.5 million and will expire in 1 to 20 years.
Activity in our deferred tax asset valuation allowance for fiscal years 2014 and 2013 was as follows:

	Fiscal Year Ended January 3, 2015	Fiscal Year Ended January 4, 2014
	(In thousands)
Balance at beginning of the year	$88,279	$78,050
Valuation allowance provided for taxes related to:
Loss before income taxes	11,700	10,229
Balance at end of the year	$99,979	$88,279

We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands)
Balance at December 31, 2011	$873
Increases related to current year tax positions	—
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	—
Reductions due to lapse of applicable statue of limitations	(47)
Settlements	—
Balance at December 29, 2012	826
Increases related to current year tax positions	—
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	—
Reductions due to lapse of applicable statue of limitations	(567)
Settlements	—
Balance at January 4, 2014	259
Increases related to current year tax positions	—
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	—
Reductions due to lapse of applicable statute of limitations	(75)
Settlements	—
Balance at January 3, 2015	$184
Included in the unrecognized tax benefits at January 3, 2015, and January 4, 2014, were $0.2 million and $0.3 million, respectively, of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued an immaterial amount of interest related to these unrecognized tax benefits during fiscal 2014 and 2013, and this amount is reported in “Interest expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss). We do not expect our unrecognized tax benefits to change materially over the next 12 months.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2014 tax years generally remain subject to examination by federal and most state and foreign tax authorities.
6. Revolving Credit Facilities
On August 4, 2006, we entered into our U.S. revolving credit facility, as later amended, with several lenders including Wells Fargo Bank, National Association. The U.S. revolving credit facility has a final maturity of April 15, 2016, and maximum available credit of $467.5 million, which includes the $20.0 million Tranche A Loan, the maturity date of which is described below. The U.S. revolving credit facility also includes an additional $75.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $542.5 million. Amounts outstanding under the U.S. revolving credit facility are secured on a first priority basis, by substantially all of our personal property and trade fixtures, including all accounts receivable, general intangibles, inventory, and equipment.
On August 14, 2014, we amended our U.S. revolving credit facility, extending the final maturity date of the Tranche A Loan to June 30, 2015, and adjusting the credit limits of the loan to step down the available credit by $2.0 million per month beginning April 1, 2015, unless the principal payments cause excess availability to become less than $50.0 million, or an event of default exists.
As of January 3, 2015, we had outstanding borrowings of $225.6 million and excess availability of $58.5 million under the terms of the U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 3.9% at January 3, 2015.
Our subsidiary BlueLinx Canada has the Canadian revolving credit facility with Canadian Imperial Bank of Commerce due upon the the earlier of August 12, 2016, or the maturity date of the U.S. revolving credit facility. The Canadian revolving credit facility has a maximum available credit of $10.0 million. The Canadian revolving credit facility also provides for an additional $5.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $15.0 million.

As of January 3, 2015, we had outstanding borrowings of $4.0 million and excess availability of $1.0 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 4.0% at January 3, 2015.
Our U.S. and Canadian revolving credit facilities contain customary negative covenants and restrictions for asset based loans. The only covenant we deem material is a requirement that we maintain a fixed charge coverage ratio of 1.1 to 1.0 in the event our excess availability under the U.S. revolving credit facility falls below the greater of $33.2 million during the time the Tranche A Loan is outstanding, and $31.8 million at all times thereafter; or the amount equal to 12.5% of the lesser of the borrowing base or $467.5 million during the time the Tranche A Loan is outstanding, and $447.5 million at all times thereafter. We do not anticipate that our excess availability will drop below the Excess Availability Threshold as defined in the U.S. revolving credit facility agreement in the foreseeable future; however, if we did fall below this threshold, we currently would not meet the required fixed charge coverage ratio. We are in compliance with all covenants under these revolving credit facilities.
7. Mortgage
We have a ten year mortgage loan with German American Capital Corporation and Wells Fargo Bank. The mortgage matures on July 1, 2016, and is secured by the Company’s 49 distribution facilities. The stated interest rate on the mortgage is fixed at 6.35%. Loan principal will be paid in the following increments:

Principal Payments
(In thousands)
2015	$2,678
2016	175,044
Total	$177,722
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
Fair value measurements for defined benefit pension plan
The fair value hierarchy discussed above not only is applicable to assets and liabilities that are included in our consolidated balance sheets, but also is applied to certain other assets that indirectly impact our consolidated financial statements. For example, we sponsor and contribute to a single-employer defined benefit pension plan (see Note 9). Assets contributed by us become the property of the pension plan. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts our future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. The Company uses the fair value hierarchy to measure the fair value of assets held by our pension plan. We believe the pension plan asset fair value valuation to be Level 1 in the fair value hierarchy, as the assets held in the pension plan under GAAP consist of publicly traded securities.
Fair value measurements for financial instruments
Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value measurements in the period are present value factors used in determining fair value and an interest rate. At January 3, 2015, the discounted carrying amount and fair value of our mortgage was $177.7 million and $183.0 million, respectively.

9. Employee Benefits
Single-Employer Defined Benefit Pension Plan
Some of our hourly employees participate in a noncontributory defined benefit pension plan administered solely by us (the “pension plan”). Our funding policy for the pension plan is based on actuarial calculations and the applicable requirements of federal law.  Benefits under the pension plan primarily are related to years of service.
The following tables set forth the change in projected benefit obligation and the change in plan assets for the pension plan:

	January 3, 2015	January 4, 2014
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$104,924	$114,330
Service cost	1,056	2,193
Interest cost	5,123	4,750
Actuarial (gain) loss	15,797	(10,710)
Curtailment	—	(910)
Benefits paid	(4,945)	(4,729)
Projected benefit obligation at end of period	121,955	104,924
Change in plan assets:
Fair value of assets at beginning of period	77,039	67,760
Actual return on plan assets	3,422	13,536
Employer contributions	4,676	472
Benefits paid	(4,945)	(4,729)
Fair value of assets at end of period	80,192	77,039
Net (unfunded) status of plan	$(41,763)	$(27,885)
We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. On January 3, 2015, we measured the fair value of our plan assets and benefit obligations. As of January 3, 2015, and January 4, 2014, the net unfunded status of our benefit plan was $41.8 million and $27.9 million, respectively. These amounts were included in “Other non-current liabilities” on our Consolidated Balance Sheets.
Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost, and when certain assumptions used to determine the fair value of the plan assets or projected benefit obligation are updated; including but not limited to, changes in the discount rate, plan amendments, differences between actual and expected returns on plan assets, mortality assumptions, and plan remeasurement.
We amortize a portion of unrecognized actuarial gains and losses for the pension plan into our Consolidated Statements of Operations and Comprehensive Income (Loss). The amount recognized in the current year’s operations is based on amortizing the unrecognized gains or losses for the pension plan that exceed the larger of 10% of the projected benefit obligation or the fair value of plan assets, also known as the corridor. In the current fiscal year, the amount representing the unrecognized gain or loss that exceeds the corridor is amortized over the average future service of the active plan participants.
The net adjustment to other comprehensive income (loss) for fiscal 2014, fiscal 2013, and fiscal 2012 was a $17.7 million loss; $13.9 million gain ($22.8 million gain, net of tax of $8.9 million); and a $8.2 million loss, primarily from the net recognized and unrecognized actuarial gain (loss) for those fiscal periods. Refer to footnote 16 for further discussion.
The increase in the unfunded obligation for the period was approximately $13.9 million and was comprised of $15.8 million of actuarial losses, $3.4 million of asset returns, $4.7 million of pension contributions, and a charge of $6.2 million due to current year service and interest cost. The main driver of the increase in the liability related to the actuarial loss was the change in the underlying discount rate assumption which decreased to 4.19% in fiscal 2014 from 5.00% in fiscal 2013. The net periodic pension cost also decreased to $0.9 million in fiscal 2014 from $4.6 million in fiscal 2013 and primarily was driven by amortization of actuarial losses and an increase in the discount rate.

In fiscal 2013, a freeze of non-union participants in the pension plan resulted in a reduction in future years of service for the active participants in the plan, which triggered a curtailment. As a result, there was a curtailment gain from the event which resulted in a decrease to the projected benefit obligation of $0.9 million in fiscal 2013.
The unfunded status and the amounts recognized on our Consolidated Balance Sheets for the pension plan are set forth in the following table:

	January 3, 2015	January 4, 2014
	(In thousands)
Unfunded status	$(41,763)	$(27,885)
Unrecognized prior service cost	1	1
Unrecognized actuarial loss	32,309	14,656
Net amount recognized	$(9,453)	$(13,228)
Amounts recognized on the balance sheet consist of:
Accrued pension liability	(41,763)	(27,885)
Accumulated other comprehensive loss (pre-tax)	32,310	14,657
Net amount recognized	$(9,453)	$(13,228)
As of January 3, 2015, the amortization of unrecognized actuarial gains and losses will be recognized over the average remaining life expectancy of inactive plan participants, as almost all of the plan participants are inactive. The portion of estimated net loss for the pension plan that is expected to be amortized from accumulated other comprehensive income (loss) into net periodic cost over the next fiscal year is approximately $1.0 million.
The accumulated benefit obligation for the pension plan was $120.5 million and $103.7 million at January 3, 2015, and January 4, 2014, respectively.
Net periodic pension cost for the pension plan included the following:

	Fiscal Year Ended January 3, 2015	Fiscal Year Ended January 4, 2014	Fiscal Year Ended December 29, 2012
	(In thousands)
Service cost	$1,056	$2,193	$1,878
Interest cost on projected benefit obligation	5,123	4,750	4,885
Expected return on plan assets	(6,041)	(5,225)	(4,897)
Amortization of unrecognized loss	763	2,873	2,077
Net periodic pension cost	$901	$4,591	$3,943

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	January 3, 2015	January 4, 2014
Projected benefit obligation:
Discount rate	4.19%	5.00%
Average rate of increase in future compensation levels	Graded 5.5-2.5%	Graded 5.5-2.5%
Net periodic pension cost:
Discount rate	5.00%	4.24%
Average rate of increase in future compensation levels	Graded 5.5-2.5%	3.00%
Expected long-term rate of return on plan assets	7.54%	7.85%
Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plan are based upon various assumptions specified above. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates.

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
Upon calculation of the historical risk premium for each asset class, an expected rate of return can be established based on assumed 90-day Treasury bill rates. Based on the normal asset allocation structure of the portfolio (65% equities, 30% fixed income, and 5% other) with historical compound annualized risk free rate of 2.75%, the expected overall portfolio return is 8.29% offset by 0.75% expense estimate, resulting in a 7.54% net long term rate of return as of January 3, 2015.
Our percentage of fair value of total assets by asset category as of the applicable measurement dates are as follows:

Asset Category	January 3, 2015	January 4, 2014
Equity securities — domestic	57%	55%
Equity securities — international	15%	16%
Fixed income	24%	24%
Other	4%	5%
Total	100%	100%
The fair value of our plan assets are by asset category as of the applicable measurement dates are as follows:

Asset Category	January 3, 2015	January 4, 2014
	(In thousands)
Equity securities — domestic	$45,950	$42,710
Equity securities — international	11,924	12,067
Fixed income	19,161	18,836
Other	3,157	3,426
Total	$80,192	$77,039

Plan assets are valued using quoted market prices in active markets, and we consider the investments to be Level 1 in the fair value hierarchy.  See Note 8 for a discussion of the levels of inputs to determine fair value.
Investment policy and strategy

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments is to maximize the long-term real growth of fund assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We review this investment policy statement at least once per year. In addition, the portfolio is reviewed quarterly to determine the deviation from target weightings and is rebalanced as necessary. Target allocations for fiscal 2015 are 55% domestic and 10% international equity investments, 30% fixed income investments, and 5% cash. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class.

Our estimated future benefit payments reflecting expected future service are as follows (in thousands):

Fiscal Year Ending	(In thousands)
January 2, 2016	5,399
December 31, 2016	5,705
December 30, 2017	6,000
December 29, 2018	6,281
December 28, 2019	6,491
Thereafter	35,581
The Company’s minimum required contribution for plan year 2012 was $3.2 million.  In an effort to preserve additional cash for operations, we applied for and were granted a waiver from the Internal Revenue Service for our 2012 minimum required contribution. Therefore, contributions waived for 2012 have been amortized over the succeeding five years, from 2013 to 2017, increasing our minimum required contributions in those years.
The Company’s minimum required contribution for plan year 2013 was $6.0 million. During fiscal 2013, we contributed certain qualifying employer real property located in Charleston, S.C. and Buffalo, N.Y. to the pension plan. The properties had a fair market value of approximately $6.8 million by independent appraisals prior to the contribution and were recorded by the pension plan at fair market value. We are leasing back the contributed properties for an initial term of twenty years with two five-year extension options and continue to use the properties in our distribution operations. The pension plan engaged an independent fiduciary who evaluated the transaction, negotiated the terms of the property contribution and the leases, and also manages the properties on behalf of the pension plan. Portions of the property contribution were designated to the 2014 and 2013 plan years.
We determined that the contribution of the properties does not meet the accounting definition of a plan asset, within the scope of relevant accounting guidance, due to continuing involvement of the Company and the leaseback of the properties. Accordingly, the contributed properties are not considered a contribution for financial reporting purposes and, as a result, are not included in plan assets and have no impact on the net pension liability recorded on our Consolidated Balance Sheets. Therefore, these assets continue to be recorded as assets of the Company, and we depreciate the carrying value of the properties in our financial statements. No gain or loss was recognized at the contribution date for financial reporting purposes. Rent payments are made on a monthly basis and are recorded as contributions to the pension plan, of which $0.6 million and $0.5 million has been recorded for the years ended January 3, 2015, and January 4, 2014, respectively. These rental payments reduce our unfunded obligation to the pension plan.
We currently are required to make four quarterly cash contributions during fiscal 2015 and 2016 of approximately $1.5 million related to our 2015 minimum required contribution, which totals $6.1 million.
Multiemployer Pension Plans
We participate in several multiemployer pension plans (“MEPPs”) administered by labor unions that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). Approximately 34% of our employees are covered by CBAs, of which approximately 30% are covered by CBAs that expire within one year. As one of many participating employers in these MEPPs, we are generally responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Protection Act of 2006 (“Pension Act”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to: an increase in our contribution rate to the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees. In addition, the Pension Act requires that a 5% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is in critical status (also referred to as red status) and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP. We have not been subject to any such surcharges, as the MEPP to which we are individually significant has not been considered in “critical” status.

We could also be obligated to make future payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closures, assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) generally would equal our proportionate share of the MEPPs' unfunded vested benefits. We believe that one of the MEPP's in which we participate has material unfunded vested benefits. Our share of the contributions in this plan exceeded 5% of total plan contributions for certain plan years. Due to uncertainty regarding future factors that could trigger a withdrawal liability, as well as the absence of specific information regarding matters such as the MEPP's current financial situation due in part to delays in reporting, the potential withdrawal or bankruptcy of other contributing employers, the impact of future plan performance or the success of current and future funding improvement or rehabilitation plans to restore solvency to the plan, we are unable to determine with certainty the amount and timing of any future withdrawal liability, changes in future funding obligations, or the impact of increased contributions, including those that could be triggered by a mass withdrawal of other employers from a MEPP. There can be no assurance that the impact of increased contributions, future funding obligations or future withdrawal liabilities will not be material to our results of operations, financial condition or cash flows. We believe that the probability of a withdrawal is remote, and therefore, we have not recorded a liability for the material MEPP on our Consolidated Balance Sheets. The following table lists our participation in our multiemployer plan that is individually significant, and other MEPP plans for the years ended, as follows:

				Contributions (in thousands)
Pension Fund:	EIN/Pension Plan Number	Pension Act Zone Status	FIP Status	2014	2013	2012
Lumber Employees Local 786 Retirement Fund	516067407	Yellow (2009 - 2014)	Implemented	$0.4	$0.4	$0.4
Other				0.6	0.9	0.9
Total				$1.0	$1.3	$1.3
Contributions represent the amounts contributed to the plan during the fiscal years presented. Our contributions for fiscal year 2014 exceeded 5% of total plan contributions. Although the plan data for fiscal 2015 is not yet available, we would expect to continue to exceed 5% of total plan contributions.
Defined Contribution Plans
Our employees also participate in two defined contribution plans: the “hourly savings plan” covering hourly employees, and the “salaried savings plan” covering salaried employees. Contributions to the plans are based on employee contributions and compensation. Employer contributions to the hourly savings plan totaled $0.1 million, $0.1 million, and $0.1 million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Employer contributions to the salaried savings plan totaled $0.9 million, $1.1 million, and $1.0 million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.
10. Share-Based Compensation
We have two share-based compensation plans covering officers, directors and certain employees and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby our employees and directors develop a sense of proprietorship and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants upon the exercise of options, settlement of restricted stock units, granting of restricted stock, or vesting of performance shares, out of the total amount of common shares authorized for issuance under the 2004 Plan or the 2006 Plan.
The 2004 Plan provides for the grant of nonqualified stock options, incentive stock options and restricted shares of our common stock to participants of the plan selected by our Board of Directors or a committee of the Board that administers the 2004 Plan. We reserved 2,222,222 shares of our common stock for issuance under the 2004 Plan. The terms and conditions of awards under the 2004 Plan are determined by the Compensation Committee.
The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other share-based awards to participants of the 2006 Plan selected by our Board of Directors or a committee of the Board that administers the 2006 Plan. We reserved 12,200,000 shares of our common stock for issuance under the 2006 Plan. The terms and conditions of awards under the 2006 Plan are determined by the Compensation Committee. Some of the awards issued under the 2006 Plan are subject to accelerated vesting in the event of a change in control as such an event is defined in the 2006 Plan.

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche, to the extent the occurrence of such conditions are probable. All compensation expense related to our share-based payment awards is recorded in “Selling, general, and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Restricted Stock
During fiscal 2014, the Board of Directors granted certain of our employees, executive officers, and directors restricted stock awards. The restricted stock awards vest in equal annual increments over three years, vest in one year, or vest three years after the date of grant. These awards are time-based and are not based upon attainment of performance goals.
As of January 3, 2015, there was $1.9 million of total unrecognized compensation expense related to restricted stock. The unrecognized compensation expense is expected to be recognized over a weighted average term of 1.9 years. As of January 3, 2015, the weighted average remaining contractual term for our restricted stock was 1.7 years and the maximum contractual term is 3.0 years.
The following table summarizes activity for our restricted stock awards during fiscal 2014:

	Restricted Stock
	Number of Awards	Weighted Average Fair Value
Outstanding at January 4, 2014	1,618,283	$2.50
Granted	1,969,712	1.53
Vested (1)	(1,256,147)	1.93
Forfeited	(142,670)	1.99
Outstanding at January 3, 2015	2,189,178	$1.68

(1)	The total fair value vested in fiscal 2014, fiscal 2013, and fiscal 2012 was $2.4 million, $6.4 million, and $2.3 million, respectively.
Performance shares
During fiscal 2013, the Board of Directors granted certain of our executive officers and directors awards of performance shares of our common stock. The performance shares are released only upon the successful achievement of specific, measurable performance criteria approved by the Compensation Committee. The performance shares, when earned, vest in three equal tranches. If the performance targets are not met, the awards will be canceled, although 2013 performance criteria for the first tranche of the performance shares granted in fiscal 2013 was waived.
As of January 3, 2015, there was $0.5 million of total unrecognized compensation expense related to performance shares. The unrecognized compensation expense is expected to be recognized over weighted average term of 0.9 years. As of January 3, 2015, the weighted average remaining contractual term for our performance shares was 0.7 years and the maximum contractual term is 3.0 years.
The following table summarizes activity for our performance share awards during fiscal 2014:

	Performance Shares
	Number of Awards	Weighted Average Fair Value
Outstanding at January 4, 2014	2,192,868	$2.50
Granted	—	—
Vested (1) (2)	(1,038,958)	1.64
Forfeited	(51,821)	2.49
Outstanding at January 3, 2015 (2)	1,102,089	$1.56

(1)	The total fair value vested in fiscal 2014 and fiscal 2013 was $1.7 million and $1.5 million, respectively.

(2)
During fiscal 2014, four employees participating in the plan no longer were employed by the Company, and one director did not stand for re-election. The Compensation Committee approved an amendment to their Performance Share Award Agreements to allow their shares to vest, when they vest for individuals still employed by the Company. These amendments were determined to be modifications of the awards, and an adjustment related to the difference in fair value was recorded in fiscal 2014. The awards were classified as liability awards, and were marked to market. As of January 3, 2015, the fair value of these awards was based on the opening price of our common stock on January 2, 2015, of $1.14. There were 161,024 of these shares that vested in fiscal 2014, and 828,568 of these shares remaining as of January 3, 2015.

Options
The tables below summarize activity and include certain additional information related to our outstanding employee stock options for the year ended January 3, 2015. The maximum contractual term for stock options is ten years. There have been no new employee stock option grants and no stock option exercises during fiscal years 2014, 2013, and 2012.

	Options
	Shares	Weighted Average Exercise Price
Outstanding at January 4, 2014	784,500	$5.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at January 3, 2015	784,500	5.05
Exercisable at January 3, 2015	784,500	$5.05

	Outstanding			Exercisable
Price Range	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
$4.66	750,000	$4.66	3.2	750,000	$4.66	3.2
$11.40-$14.01	34,500	$13.25	1.3	34,500	$13.25	1.3
	784,500		3.1	784,500		3.1

Compensation Expense
Share-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. We recognize the effect of adjusting the estimated forfeiture rates in the period in which we change such estimated rates. Total share-based compensation expense from restricted stock, performance shares, and stock options, net of estimated forfeitures, was as follows:

	Fiscal Year Ended January 3, 2015 (1)	Fiscal Year Ended January 4, 2014 (2)	Fiscal Year Ended December 29, 2012
	(In thousands)
Restricted Stock	$1,941	$3,521	$2,730
Performance Shares	1,725	2,596	—
Options and other (3)	174	—	67
Total	$3,840	$6,117	$2,797

(1)
During fiscal 2014, four employees participating in the plan no longer were employed by the Company, and one director did not stand for re-election. See “Performance shares” above. The Compensation Committee approved an amendment to their Restricted Share Award Agreements to accelerate the vesting of their restricted shares. These amendments were determined to be modifications of the awards, and an adjustment related to the difference in fair value was recorded in fiscal 2014. Share-based compensation expense of $1.2 million was accordingly recorded during fiscal 2014.

(2)	Approximately $2.9 million of total share-based compensation during fiscal 2013 is related to the 2013 restructuring and change in executive leadership.

(3)	As of January 3, 2015, there was no future compensation expense remaining for options.
We recognized related income tax benefits in fiscal years 2014, 2013, and 2012 of $1.5 million, $2.4 million, and $1.1 million, respectively, which have been offset by a valuation allowance. We present the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow in our Consolidated Statements of Cash Flows when present. There were no material excess tax benefits in fiscal years 2014, 2013, and 2012.
11. Income (Loss) per Common Share
We calculate our basic income (loss) per share by dividing net income (loss) by the weighted average number of common shares and participating securities outstanding for the period. Restricted stock granted by us to certain management employees and non-employee directors participate in dividends on the same basis as common shares. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of a participating security and are included in the weighted average number of common shares outstanding, pursuant to the two-class method, for the periods that present net income. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders.
Given that the restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested restricted shares in our basic and dilutive per share calculations would be anti-dilutive, we have not included these amounts in our weighted average number of common shares outstanding for periods in which we report a net loss. Therefore, we have not included 2,189,177, 1,618,283, and 3,554,738 of unvested restricted shares that had the right to participate in dividends in our basic and dilutive calculations for fiscal years 2014, 2013, and 2012, respectively, because all periods reflected net losses.
Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and performance shares using the treasury stock method. During fiscal 2013, we granted performance shares under our 2006 Plan, in which performance shares are issuable upon satisfaction of certain performance criteria. As of January 3, 2015, and January 4, 2014, we assumed that 1,102,091 and 2,192,868, respectively, of these performance shares will vest, net of forfeitures and vestings to date, based on our assumption that meeting the performance criteria is probable. The performance shares are not considered participating shares under the two-class method because they do not receive any non-transferable rights to dividends. The performance shares we assume will vest were not included in the computation of diluted earnings per share calculation because they were antidilutive.
Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise of stock options and vesting of performance shares using the treasury stock method. As we experienced losses in all periods, basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. For fiscal years 2014, 2013, and 2012, we excluded 4,129,822, 4,595,650, and 4,460,054 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive. The unvested share-based awards total excludes the assumed exercise of unexpired stock options.
12. Related Party Transactions
Cerberus Capital Management, L.P., our majority shareholder, retains consultants who specialize in operations management and support, and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We believe that the terms of these consulting arrangements are favorable to us, or, alternatively, are materially consistent with those terms that would have been obtained by us in an arrangement with an unaffiliated third party. We have normal service, purchase, and sales arrangements with other entities that are owned or controlled by Cerberus. We believe that these transactions are not material to our results of operations or financial position.

13. Lease Commitments
Operating Leases
The Company leases real property, logistics equipment, and office equipment under long-term, non-cancelable operating leases. Certain of our operating leases have extension options and escalation clauses. Our real estate leases also provide for payments of other costs such as real estate taxes, insurance, and common area maintenance, which are not included in rental expense, sublease income, or the future minimum rental payments as set forth below. Total rental expense was approximately $4.5 million for fiscal 2014, and $4.8 million for both fiscal 2013 and fiscal 2012.

At January 3, 2015, our total operating lease commitments were as follows:

(In thousands)
2015	$5,729
2016	5,470
2017	5,310
2018	4,839
2019	1,799
Thereafter	10,273
Total	$33,420
Capital Leases
We have entered into certain long-term, non-cancelable capital leases for certain logistics equipment and vehicles. These capital leases have maturities of 5 to 7 years and interest rates ranging from 4.0% to 7.6%. As of January 3, 2015, the acquisition value and net book value of assets under capital leases was $16.4 million and $9.0 million, respectively. As of January 4, 2014, the basis and net book value of assets under capital leases was $15.4 million and $11.1 million, respectively.
At January 3, 2015, our total commitments under capital leases were as follows:

	Principal	Interest
	(In thousands)
2015	$2,048	$463
2016	1,993	321
2017	1,499	211
2018	1,563	112
2019	692	29
Thereafter	228	8
Total	$8,023	$1,144
14. Commitments and Contingencies
Fuel Purchase Obligation
On December 19, 2014, the Company entered into a commitment to purchase fuel from a vendor for a set price and quantity of fuel, beginning in January 2015. The contract has a one-year term, ending December 2015.
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
Collective Bargaining Agreements

As of January 3, 2015, we employed approximately 1,700 persons on a full-time basis. Approximately 34% of our employees were represented by various labor unions, of which approximately 30% of the union contracts are up for renewal in fiscal 2015.  We consider our relationship with our employees generally to be good.
15.  Subsequent Events
On February 18, 2015, we refinanced our U.S. revolving credit facility, including the Tranche A Loan, with the Tenth Amendment to the U.S. revolving credit facility (the “Tenth Amendment”).
The Tenth Amendment extends the maturity date of the U.S. revolving credit facility to April 15, 2017; requires the refinancing, extension or replacement of our current mortgage on or before May 1, 2016, such that the maturity date of the new mortgage facility is not sooner than July 15, 2017; and requires the repayment of not less than $35 million by May 1, 2016.
Additionally, the Tenth Amendment extends the maturity date of the Tranche A Loan to June 30, 2016, with the principal amount decreasing by $2.0 million each month beginning on April 1, 2016, but such step downs will not occur if, after giving effect to the applicable reduction, excess availability (as defined, see Note 6) will be less than $50.0 million; amends the interest rate for the Tranche A Loan to begin increasing by 25 basis points each 90 days, beginning on April 1, 2015, with a maximum increase of 100 basis points; and, while the Tranche A Loan is outstanding, increases our fixed charge coverage ratio to 1.2 to 1.0 in certain situations.
16. Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is a measure of income which includes both net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive Income (Loss). Accumulated other comprehensive income (loss) is separately presented on our Consolidated Balance Sheets as part of common stockholders’ equity (deficit). Other comprehensive income (loss) was $(18.1) million, $13.7 million, and $(8.1) million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.
The changes in accumulated balances for each component of other comprehensive income (loss) for fiscal years 2012, 2013, and 2014 were as follows:

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total
	(In thousands)
January 1, 2012, beginning balance	$1,694	$(23,806)	$212	$(21,900)
Other comprehensive income (loss), net of tax (1)	103	(10,322)	—	(10,219)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (1)	—	2,077	—	2,077
December 29, 2012, ending balance, net of tax	$1,797	$(32,051)	$212	$(30,042)
Other comprehensive income (loss), net of tax (2)	(161)	12,158	—	11,997
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (2)	—	1,752	—	1,752
January 4, 2014, ending balance, net of tax	$1,636	$(18,141)	$212	$(16,293)
Other comprehensive income (loss), net of tax (3)	(481)	(18,416)	—	(18,897)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (3)	—	765	—	765
January 3, 2015, ending balance, net of tax	$1,155	$(35,792)	$212	$(34,425)
(1) For the fiscal year ended 2012, there was $2.1 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $10.3 million of unrecognized actuarial loss based on updated actuarial assumptions (see Note 9). There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.
(2) For the fiscal year ended 2013, there was $1.8 million (net of tax of $1.1 million) of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $12.2 million (net of tax of $7.8 million) of unrecognized actuarial gains based on updated actuarial assumptions included in other comprehensive income (see Note 9). We allocated income tax expense to accumulated other comprehensive income (loss) to the extent income was recorded in accumulated other comprehensive income (loss) and we have a loss in continuing operations (see Note 5).
(3) For the fiscal year ended 2014, there was $0.8 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $18.4 million of unrecognized actuarial loss based on updated actuarial assumptions (see Note 9). There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.
17. Unaudited Selected Quarterly Financial Data
Fiscal 2014 contained 52 weeks and fiscal 2013 contained 53 weeks. Our fiscal quarters are based on a 5-4-4 week period, with the exception of the fourth fiscal quarter of fiscal years containing 53 weeks, which are based on a 5-4-5 week period.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Three Months Ended April 5, 2014	Three Months Ended March 30, 2013	Three Months Ended July 5, 2014	Three Months Ended June 29, 2013	Three Months Ended October 4, 2014	Three Months Ended September 28, 2013	Three Months Ended January 3, 2015	Three Months Ended January 4, 2014
	(In thousands, except per share amounts)
Net sales	$443,944	$503,153	$531,494	$604,592	$549,845	$557,952	$454,110	$486,275
Gross profit	$52,676	$56,458	$62,033	$55,185	$64,580	$62,492	$49,815	$54,348
Net (loss) income	$(8,608)	$(12,649)	$3,236	$(22,306)	$(860)	$(3,206)	$(7,640)	$(2,457)
Basic and diluted weighted average number of common shares outstanding	85,187	66,714	85,874	84,167	86,399	84,596	86,545	84,818
Basic and diluted net (loss) income per share applicable to common shares	$(0.10)	$(0.19)	$0.04	$(0.27)	$(0.01)	$(0.04)	$(0.09)	$(0.03)
18.  Supplemental Condensed Consolidating Financial Statements

The condensed consolidating financial information as of January 3, 2015, and January 4, 2014, and for fiscal 2014, fiscal 2013, and fiscal 2012 is provided due to restrictions in our U.S. revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us; which, in turn, may limit our ability to pay dividends to holders of our common stock. Also included in the supplemental condensed consolidated/combining financial statements are fifty-two single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan and are not available to satisfy the debts and other obligations of either us or BlueLinx Corporation. Certain changes have been made to the prior year presentation to conform to the current year presentation.

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 3, 2015, follows:

	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$1,979,393	$26,329	$(26,329)	$1,979,393
Cost of sales	—	1,750,289	—	—	1,750,289
Gross profit	—	229,104	26,329	(26,329)	229,104
Operating expenses:
Selling, general, and administrative	5,498	232,186	(5,260)	(26,329)	206,095
Depreciation and amortization	—	6,405	3,068	—	9,473
Total operating expenses	5,498	238,591	(2,192)	(26,329)	215,568
Operating income (loss)	(5,498)	(9,487)	28,521	—	13,536
Non-operating expenses:
Interest expense	—	13,688	13,083	—	26,771
Other expense (income), net	—	337	(12)	—	325
Income (loss) before provision for (benefit from) income taxes	(5,498)	(23,512)	15,450	—	(13,560)
Provision for (benefit from) income taxes	(160)	22	450	—	312
Equity income (loss) of subsidiaries	(8,534)	—	—	8,534	—
Net income (loss)	$(13,872)	$(23,534)	$15,000	$8,534	$(13,872)
The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 4, 2014, follows:

	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$2,151,972	$27,363	$(27,363)	$2,151,972
Cost of sales	—	1,923,489	—	—	1,923,489
Gross profit	—	228,483	27,363	(27,363)	228,483
Operating expenses:
Selling, general, and administrative	5,913	267,232	(5,115)	(27,363)	240,667
Depreciation and amortization	—	5,700	3,417	—	9,117
Total operating expenses	5,913	272,932	(1,698)	(27,363)	249,784
Operating income (loss)	(5,913)	(44,449)	29,061	—	(21,301)
Non-operating expenses:
Interest expense	—	13,686	14,338	—	28,024
Other expense (income), net	—	318	(12)	—	306
Income (loss) before provision for (benefit from) income taxes	(5,913)	(58,453)	14,735	—	(49,631)
Provision for (benefit from) income taxes	(157)	(9,248)	392	—	(9,013)
Equity income (loss) of subsidiaries	(34,862)	—	—	34,862	—
Net income (loss)	$(40,618)	$(49,205)	$14,343	$34,862	$(40,618)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended December 29, 2012, follows:

	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$1,907,842	$28,330	$(28,330)	$1,907,842
Cost of sales	—	1,677,772	—	—	1,677,772
Gross profit	—	230,070	28,330	(28,330)	230,070
Operating expenses:
Selling, general, and administrative	3,940	250,098	(9,712)	(28,330)	215,996
Depreciation and amortization	—	5,040	3,525	—	8,565
Total operating expenses	3,940	255,138	(6,187)	(28,330)	224,561
Operating income (loss)	(3,940)	(25,068)	34,517	—	5,509
Non-operating expenses:
Interest expense	—	12,159	15,998	—	28,157
Other expense (income), net	—	10	(17)	—	(7)
Income (loss) before provision for (benefit from) income taxes	(3,940)	(37,237)	18,536	—	(22,641)
Provision for (benefit from) income taxes	386	—	—	—	386
Equity income (loss) of subsidiaries	(18,701)	—	—	18,701	—
Net income (loss)	$(23,027)	$(37,237)	$18,536	$18,701	$(23,027)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 3, 2015, follows:

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets:
Current assets:
Cash	$27	$4,495	$—	$—	$4,522
Receivables	—	144,537	—	—	144,537
Inventories	—	242,546	—	—	242,546
Deferred income tax asset, net	—	—	50	(50)	—
Other current assets	228	22,353	708	—	23,289
Intercompany receivable	74,071	30,634	—	(104,705)	—
Total current assets	74,326	444,565	758	(104,755)	414,894
Property and equipment:
Land and land improvements	—	4,061	37,034	—	41,095
Buildings	—	11,367	78,794	—	90,161
Machinery and equipment	—	77,279	—	—	77,279
Construction in progress	—	1,188	—	—	1,188
Property and equipment, at cost	—	93,895	115,828	—	209,723
Accumulated depreciation	—	(70,077)	(34,379)	—	(104,456)
Property and equipment, net	—	23,818	81,449	—	105,267
Investment in subsidiaries	(78,264)	—	—	78,264	—
Non-current deferred income tax assets, net	—	551	—	(50)	501
Other non-current assets	—	9,739	8,581	—	18,320
Total assets	$(3,938)	$478,673	$90,788	$(26,541)	$538,982
Liabilities:
Current liabilities:
Accounts payable	$606	$66,685	$—	$—	$67,291
Bank overdrafts	—	27,280	—	—	27,280
Accrued compensation	23	5,620	—	—	5,643
Current maturities of long-term debt	—	—	2,679	—	2,679
Deferred income tax liabilities, net	—	568	—	(50)	518
Other current liabilities	413	12,342	1,076	—	13,831
Intercompany payable	30,633	74,072	—	(104,705)	—
Total current liabilities	31,675	186,567	3,755	(104,755)	117,242
Non-current liabilities:
Long-term debt	—	229,353	173,921	—	403,274
Non-current deferred income taxes	—	—	50	(50)	—
Other non-current liabilities	413	54,079	—	—	54,492
Total liabilities	32,088	469,999	177,726	(104,805)	575,008
Stockholders’ equity (deficit)/Parent’s investment	(36,026)	8,674	(86,938)	78,264	(36,026)
Total liabilities and equity (deficit)	$(3,938)	$478,673	$90,788	$(26,541)	$538,982

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 4, 2014, follows:

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets:
Current assets:
Cash	$47	$4,987	$—	$—	$5,034
Receivables	—	150,297	—	—	150,297
Inventories	—	223,580	—	—	223,580
Deferred income tax asset, net	—	—	397	(397)	—
Other current assets	790	20,208	1,816	—	22,814
Intercompany receivable	68,454	26,374	—	(94,828)	—
Total current assets	69,291	425,446	2,213	(95,225)	401,725
Property and equipment:
Land and land improvements	—	4,040	37,136	—	41,176
Buildings	—	10,839	79,243	—	90,082
Machinery and equipment	—	73,004	—	—	73,004
Construction in progress	—	3,028	—	—	3,028
Property and equipment, at cost	—	90,911	116,379	—	207,290
Accumulated depreciation	—	(64,557)	(31,614)	—	(96,171)
Property and equipment, net	—	26,354	84,765	—	111,119
Investment in subsidiaries	(47,735)	—	—	47,735	—
Non-current deferred income tax assets, net	—	1,221	—	(397)	824
Other non-current assets	—	11,768	3,053	—	14,821
Total assets	$21,556	$464,789	$90,031	$(47,887)	$528,489
Liabilities:
Current liabilities:
Accounts payable	$1,080	$59,283	$—	$—	$60,363
Bank overdrafts	—	19,377	—	—	19,377
Accrued compensation	—	4,173	—	—	4,173
Current maturities of long-term debt	—	—	9,141	—	9,141
Deferred income tax liabilities, net	—	1,220	—	(397)	823
Other current liabilities	—	11,727	1,222	—	12,949
Intercompany payable	26,374	68,454	—	(94,828)	—
Total current liabilities	27,454	164,234	10,363	(95,225)	106,826
Non-current liabilities:
Long-term debt	—	211,193	176,045	—	387,238
Non-current deferred income taxes	—	—	397	(397)	—
Other non-current liabilities	—	40,323	—	—	40,323
Total liabilities	27,454	415,750	186,805	(95,622)	534,387
Stockholders’ equity (deficit)/Parent’s investment	(5,898)	49,039	(96,774)	47,735	(5,898)
Total liabilities and equity (deficit)	$21,556	$464,789	$90,031	$(47,887)	$528,489

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 3, 2015, follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(13,872)	$(23,534)	$15,000	$8,534	$(13,872)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	6,405	3,068	—	9,473
Amortization of debt issue costs	—	1,735	1,421	—	3,156
Loss (gain) from sale of properties	—	—	(5,251)	—	(5,251)
Severance charges	—	2,067	—	—	2,067
Restructuring payments	—	(2,805)	—	—	(2,805)
Deferred income tax benefit	—	17	—	—	17
Pension expense	—	901	—	—	901
Share-based compensation, excluding restructuring related	1,590	2,250	—	—	3,840
Increase in restricted cash related to insurance and other	—	(263)	—	—	(263)
Decrease (increase) in prepaid assets	89	(1,031)	—	—	(942)
Accrued compensation and other	1,322	(2,857)	(907)	—	(2,442)
Equity in earnings of subsidiaries	8,534	—	—	(8,534)	—
Intercompany receivable	(5,617)	(4,262)	—	9,879	—
Intercompany payable	4,259	5,620	—	(9,879)	—
	(3,695)	(15,757)	13,331	—	(6,121)
Changes in primary working capital components:
Receivables	—	5,760	—	—	5,760
Inventories	—	(18,966)	—	—	(18,966)
Accounts payable	(376)	7,402	—	—	7,026
Net cash (used in) provided by operating activities	(4,071)	(21,561)	13,331	—	(12,301)
Cash flows from investing activities:
Investment in subsidiaries	4,359	806	(5,165)	—	—
Property, plant and equipment investments	—	(3,016)	—	—	(3,016)
Proceeds from disposition of assets	—	248	7,120	—	7,368
Net cash provided by (used in) investing activities	4,359	(1,962)	1,955	—	4,352
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	(16)	—	—	(16)
Repurchase of shares to satisfy employee tax withholdings	(210)	(747)	—	—	(957)
Repayments on revolving credit facilities	—	(476,473)	—	—	(476,473)
Borrowings on revolving credit facilities	—	494,794	—	—	494,794
Payments of principal on mortgage	—	—	(9,220)	—	(9,220)
Payments on capital lease obligations	—	(2,228)	—	—	(2,228)
(Decrease) increase in bank overdrafts	—	7,902	—	—	7,902
Increase in restricted cash related to the mortgage	—	—	(6,066)	—	(6,066)
Proceeds from rights offering, less expenses paid	(98)	—	—	—	(98)
Debt issuance costs	—	(201)	—	—	(201)
Net cash provided by (used in) financing activities	(308)	23,031	(15,286)	—	7,437
Increase (decrease) in cash	(20)	(492)	—	—	(512)
Balance, beginning of period	47	4,987	—	—	5,034
Balance, end of period	$27	$4,495	$—	$—	$4,522
Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$40	$(250)	$—	$(210)
Interest paid during the period	$—	$11,490	$11,657	$—	$23,147
Noncash transactions:
Capital leases	$—	$1,108	$—	$—	$1,108

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 4, 2014, follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(40,618)	$(49,205)	$14,343	$34,862	$(40,618)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	5,700	3,417	—	9,117
Amortization of debt issue costs	—	1,841	1,343	—	3,184
Write-off of debt issuance costs	—	119	—	—	119
Loss (gain) from sale of properties	—	554	(5,774)	—	(5,220)
Vacant property charges, net	—	1,321	—	—	1,321
Severance charges	—	5,607	—	—	5,607
Payments on modification of lease agreement	—	(300)	—	—	(300)
Deferred income tax benefit	—	(5)	(397)	397	(5)
Restructuring payments	—	(3,057)	—	—	(3,057)
Intraperiod income tax allocation related to the hourly pension plan	—	(8,894)	—	—	(8,894)
Pension expense	—	4,591	—	—	4,591
Share-based compensation, excluding restructuring related	904	2,318	—	—	3,222
Share-based compensation, restructuring related	—	2,895	—	—	2,895
Increase in restricted cash related to insurance and other	—	(1,810)	—	—	(1,810)
Decrease (increase) in prepaid assets	(14)	(3,048)	—	—	(3,062)
Accrued compensation and other	698	(3,959)	625	(397)	(3,033)
Equity (deficit) in earnings of subsidiaries	34,862	—	—	(34,862)	—
Intercompany receivable	5,527	2,440	—	(7,967)	—
Intercompany payable	(2,440)	(5,527)	—	7,967	—
	(1,081)	(48,419)	13,557	—	(35,943)
Changes in primary working capital components:
Receivables	—	7,168	—	—	7,168
Inventories	—	6,479	—	—	6,479
Accounts payable	779	(17,973)	(391)	—	(17,585)
Net cash (used in) provided by operating activities	(302)	(52,745)	13,166	—	(39,881)
Cash flows from investing activities:
Investment in subsidiaries	(35,202)	38,663	(3,461)	—	—
Property, plant and equipment investments	—	(4,912)	—	—	(4,912)
Proceeds from disposition of assets	—	1,072	9,293	—	10,365
Net cash provided by (used in) investing activities	(35,202)	34,823	5,832	—	5,453
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	16	—	—	16
Repurchase of shares to satisfy employee tax withholdings	(3,192)	—	—	—	(3,192)
Repayments on revolving credit facilities	—	(560,186)	—	—	(560,186)
Borrowings on revolving credit facilities	—	599,968	—	—	599,968
Payments of principal on mortgage	—	—	(19,038)	—	(19,038)
Payments on capital lease obligations	—	(3,142)	—	—	(3,142)
(Decrease) increase in bank overdrafts	—	(16,007)	—	—	(16,007)
Increase in restricted cash related to the mortgage	—	—	40	—	40
Proceeds from rights offering, less expenses paid	38,715	—	—	—	38,715
Debt issuance costs	—	(2,900)	—	—	(2,900)
Net cash provided by (used in) financing activities	35,523	17,749	(18,998)	—	34,274
Increase (decrease) in cash	19	(173)	—	—	(154)
Balance, beginning of period	28	5,160	—	—	5,188
Balance, end of period	$47	$4,987	$—	$—	$5,034
Supplemental cash flow information:
Net income taxes paid during the period	$—	$(61)	$(271)	$—	$(332)
Interest paid during the period	$—	$11,226	$13,480	$—	$24,706
Noncash transactions:
Capital leases	$—	$5,069	$—	$—	$5,069

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended December 29, 2012, follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(23,027)	$(37,237)	$18,536	$18,701	$(23,027)
Adjustments to reconcile net (loss) income to cash (used in) provided by operations:
Depreciation and amortization	—	5,040	3,525	—	8,565
Amortization of debt issue costs	—	2,471	1,275	—	3,746
Gain from sale of properties	—	—	(9,885)	—	(9,885)
Gain from property insurance settlement	—	—	(476)	—	(476)
Vacant property charges, net	—	(30)	—	—	(30)
Payments on modification of lease agreement	—	(5,875)	—	—	(5,875)
Deferred income tax benefit	—	(20)	—	—	(20)
Restructuring payments	—	(6,084)	—	—	(6,084)
Pension expense	—	3,942	—	—	3,942
Share-based compensation, excluding restructuring related	528	2,269	—	—	2,797
Decrease (increase) in restricted cash related to insurance and other	—	695	—	—	695
Decrease (increase) in prepaid assets	189	700	—	—	889
Accrued compensation and other	(1,160)	6,259	(561)	—	4,538
Equity (deficit) in earnings of subsidiaries	18,701	—	—	(18,701)	—
Intercompany receivable	(6,940)	(10,332)	—	17,272	—
Intercompany payable	10,332	6,940	—	(17,272)	—
	(1,377)	(31,262)	12,414	—	(20,225)
Changes in primary working capital components:
Receivables	—	(18,593)	—	—	(18,593)
Inventories	—	(44,482)	—	—	(44,482)
Accounts payable	42	8,619	389	—	9,050
Net cash (used in) provided by operating activities	(1,335)	(85,718)	12,803	—	(74,250)
Cash flows from investing activities:
Investment in subsidiaries	1,862	154	(2,016)	—	—
Property, plant and equipment investments	—	(2,826)	—	—	(2,826)
Proceeds from disposition of assets	—	997	18,198	—	19,195
Net cash provided by (used in) investing activities	1,862	(1,675)	16,182	—	16,369
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(526)	—	—	—	(526)
Repayments on revolving credit facilities	—	(473,349)	—	—	(473,349)
Borrowings on revolving credit facilities	—	550,270	—	—	550,270
Principal payments on mortgage	—	—	(37,272)	—	(37,272)
Payments on capital lease obligations	—	(2,259)	—	—	(2,259)
Increase in bank overdrafts	—	13,020	—	—	13,020
Decrease in restricted cash related to the mortgage	—	—	9,970	—	9,970
Debt financing costs	—	—	(1,683)	—	(1,683)
Net cash (used in) provided by financing activities	(526)	87,682	(28,985)	—	58,171
Increase in cash	1	289	—	—	290
Cash balance, beginning of period	27	4,871	—	—	4,898
Cash and cash equivalents balance, end of period	$28	$5,160	$—	$—	$5,188
Supplemental cash flow information:
Net income tax refunds (income taxes paid) during the period	$—	$37	$(545)	$—	$(508)
Interest paid during the period	$—	$9,309	$14,979	$—	$24,288
Noncash transactions:
Capital leases	$—	$5,238	$—	$—	$5,238

The condensed consolidating statement of stockholders’ equity (deficit) for BlueLinx Holdings Inc. for fiscal 2012, fiscal 2013, and fiscal 2014 follows:

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
	(In thousands)
Balance, December 31, 2011	$8,374	$83,626	$(124,175)	$40,549	$8,374
Net (loss) income	(23,027)	(37,237)	18,536	18,701	(23,027)
Foreign currency translation adjustment, net of tax	103	103	—	(103)	103
Unrealized loss (income) from pension plan, net of tax	(8,245)	(8,245)	—	8,245	(8,245)
Issuance of restricted stock, net of forfeitures	19	19	—	(19)	19
Compensation related to share-based grants	2,730	—	—	—	2,730
Impact of net settled shares for vested grants	(526)	—	—	—	(526)
Other	(20)	—	—	—	(20)
Net transactions with the Parent	—	2,337	(2,017)	(320)	—
Balance, December 29, 2012	$(20,592)	$40,603	$(107,656)	$67,053	$(20,592)
Net (loss) income	(40,618)	(49,205)	14,343	34,862	(40,618)
Foreign currency translation adjustment, net of tax	(161)	(161)	—	161	(161)
Unrealized income (loss) from pension plan, net of tax	13,910	13,910	—	(13,910)	13,910
Issuance of restricted stock, net of forfeitures	6	6	—	(6)	6
Issuance of performance shares	6	6	—	(6)	6
Issuance of stock related to the rights offering, net of expenses	38,613	—	—	—	38,613
Compensation related to share-based grants	6,117	—	—	—	6,117
Impact of net settled shares for vested grants	(3,193)	—	—	—	(3,193)
Excess tax benefits from share-based compensation arrangements	16	—	—	—	16
Other	(2)	—	—	—	(2)
Net transactions with the Parent	—	43,880	(3,461)	(40,419)	—
Balance, January 4, 2014	$(5,898)	$49,039	$(96,774)	$47,735	$(5,898)
Net (loss) income	(13,872)	(23,534)	15,000	8,534	(13,872)
Foreign currency translation adjustment, net of tax	(481)	(481)	—	481	(481)
Unrealized income (loss) from pension plan, net of tax	(17,651)	(17,651)	—	17,651	(17,651)
Issuance of restricted stock, net of forfeitures	18	—	—	—	18
Issuance of performance shares	10	—	—	—	10
Issuance of stock related to the rights offering, net of expenses	—	—	—	—	—
Compensation related to share-based grants	2,896	—	—	—	2,896
Impact of net settled shares for vested grants	(963)	—	—	—	(963)
Excess tax benefits from share-based compensation arrangements	(16)	—	—	—	(16)
Other	(69)	—	—	—	(69)
Net transactions with the Parent	—	1,301	(5,164)	3,863	—
Balance, January 3, 2015	$(36,026)	$8,674	$(86,938)	$78,264	$(36,026)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
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
Our management performed an evaluation, as of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set out in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended January 3, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12 (a) of the NYSE Listed Company Manual, our Chief Executive Officer filed a certification with the NYSE on July 7, 2014, reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.
ITEM 9B.   OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required by this Item will be set forth in our definitive proxy statement for the 2015 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 21, 2015, and is incorporated herein by reference. Information regarding executive officers is included under Item 1 of this report and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding compensation of officers and directors of BlueLinx Holdings Inc. is set forth under the captions entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Executive Officers” in the Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners, Management, and Related Stockholders Matters Information regarding ownership of BlueLinx Holdings Inc. common stock is set forth under the captions entitled “Security Ownership of Management and Certain Beneficial Owners” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of January 3, 2015. Our stockholder-approved equity compensation plans are the 2004 Plan and the 2006 Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by security holders	1,940,645	$5.05	4,386,542
Equity compensation plans not approved by security holders	—	n/a	—
Total	1,940,645	$5.05	4,386,542

(1)
Includes a maximum of 1,102,091 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance share awards and 54,054 of time-based restricted stock units that may be issued upon meeting the contractual term as of January 3, 2015.

(2)
Reflects shares remaining available for issuance under the 2004 Plan and the 2006 Plan. If any shares of our common stock are covered by an award under our plans that is canceled, forfeited, or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2004 Plan and the 2006 Plan. Because 2,189,177 shares of restricted stock remain unvested and subject to forfeiture, these shares could again be available for issuance.

Other information required by this item is set forth under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships, Related Transactions, and Director Independence Information regarding certain relationships, related transactions with BlueLinx Holdings Inc., and director independence is set forth under the captions entitled “Certain Relationships and Related Transactions,” in the Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Financial Statements, Schedules, and Exhibits
1. Financial Statements. The Financial Statements of BlueLinx Holdings Inc. and the Reports of Independent Registered Public Accounting Firm are presented under Item 8 of this Form 10-K.
2. Financial Statement Schedules. Not applicable.
3. Exhibits.

Exhibit Number	Item
3.1	Second Amended and Restated Certificate of Incorporation of BlueLinx (A)
3.2	Amended and Restated By-Laws of BlueLinx (B)
4.1	Registration Rights Agreement, dated as of May 7, 2004, by and among BlueLinx and the initial holders specified on the signature pages thereto (C)
10.1	Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation (C)
10.2	First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation (C)
10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 13, 2011)
10.4
BlueLinx Holdings Inc. Amended and Restated Short-Term Incentive Plan (incorporated by reference to Attachment B to the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2011)

10.5	BlueLinx Holdings Inc. 2004 Long Term Equity Incentive Plan (C)
10.6
BlueLinx Holdings Inc. 2004 Long-Term Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2008)

10.7
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

Exhibit Number	Item
10.10
Amendment No. 1 to BlueLinx Holdings Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan Performance Share Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 3, 2014)

10.11
BlueLinx Holdings Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 17, 2014)

10.12
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Executives and Employees (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 17, 2014)

10.13
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 17, 2014)

10.14
Canadian Credit Agreement, dated August 12, 2011, by and among Bluelinx Canada, CIBC Asset-Based Lending Inc. and the lenders from time to time parties thereto (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 16, 2 011)

10.15
First Amending Agreement among BlueLinx Corporation and Canadian Imperial Bank of Commerce as successor to CIBC Asset-Based Lending Inc., dated August 16, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 19, 2013)

10.16†
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

Exhibit Number	Item
10.22
Third Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein, dated May 10, 2011(incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 12, 2011)

10.23
Fourth Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein, dated August 11, 2011 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 16, 2011)

10.24
Fifth Amendment to Loan and Security Agreement, dated July 14, 2011, by and between BlueLinx Corporation and certain of its subsidiaries and U.S. Bank National Association in its capacity as trustee for the registered holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2006-C 27, as successor in interest to German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2011)

10.25
Sixth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, National Association, a national banking association, in its capacity as administrative and collateral agent for the Lenders (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 28, 2013)

10.26
Seventh Amendment to Amended and Restated Loan and Security Agreement, dated March 14, 2014, by and among Wells Fargo Bank, National Associations, the Lenders named therein, BlueLinx Corporation, BlueLinx Florida LP, BlueLinx Florida Holding No. 1 Inc. and BlueLinx Florida Holding No. 2 Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2014

10.27
The Ninth Amendment, dated August 14, 2014, to the Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-k filed on August 14, 2014)

10.28
Fifth Amendment to Amended and Restated Loan and Security Agreement and Lender Joinder , dated March 29, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2013)

10.29
Lender Joinder Agreement by and between PNC Bank, National Association and BlueLinx Corporation , dated June 28, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 28, 2013)

10.30
Employment Agreement between BlueLinx Corporation and Mitchell Lewis, dated January 15, 2014 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 17, 2014)

10.31	Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell, dated May 5, 2014 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014)

Exhibit Number	Item
10.32
Third Amended and Restated Employment Agreement, dated December 9, 2013 between BlueLinx Corporation and Robert McKagen (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013)

10.33	Employment Agreement between BlueLinx Corporation and Sara Epstein, dated May 15, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 17, 2013)
10.34	Separation Agreement between George Judd and BlueLinx Corporation, dated June 5, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 11, 2013)
10.35
Release Agreement by and between Ned M. Bassil and BlueLinx Corporation, dated December 30, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 3, 2014)

10.36	Release Agreement by and between the Company and H. Douglas Goforth, dated May 30, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 5, 2014)
21.1	List of subsidiaries of the Company *
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Mitchell B. Lewis, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Susan C. O’Farrell, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Mitchell B. Lewis, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Susan C. O’Farrell, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

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

BlueLinx Holdings Inc.
(Registrant)

By: /s/ Mitchell B. Lewis
Mitchell B. Lewis
President and Chief Executive Officer

Date: February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
Name

/s/ Mitchell B. Lewis	President, Chief Executive Officer, and Director	February 19, 2015
Mitchell B. Lewis

/s/ Susan C. O’Farrell	Senior Vice President, Chief Financial Officer, Treasurer (Principal Accounting Officer)	February 19, 2015
Susan C. O’Farrell

/s/ Roy W. Haley	Chairman	February 19, 2015
Roy W. Haley

/s/ Kim S. Fennebresque	Director	February 19, 2015
Kim S. Fennebresque

/s/ Richard S. Grant	Director	February 19, 2015
Richard S. Grant

/s/ Ronald E. Kolka	Director	February 19, 2015
Ronald E. Kolka

/s/ Steven F. Mayer	Director	February 19, 2015
Steven F. Mayer

/s/ Gregory S. Nixon	Director	February 19, 2015
Gregory S. Nixon

/s/ Alan H. Schumacher	Director	February 19, 2015
Alan H. Schumacher

/s/ M. Richard Warner	Director	February 19, 2015
M. Richard Warner