Form 10-K/A
period 2015-01-03
BlueLinx Holdings Inc.
filed 2015-02-20
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
As of February 19, 2015, the registrant had 89,416,236 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference to the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 3, 2015.

Explanatory Note

This Amendment No. 1 to BlueLinx Holdings Inc. Annual Report on Form 10-K hereby amends the Annual Report on Form 10-K originally filed solely to include Exhibits 21.1 and 23.1 that were inadvertently excluded from the Form 10-K filed with the Securities and Exchange Commission on February 20, 2015, and address non-material typographical errors in the Form 10-K as originally filed.
Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update, or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

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
Gross profit. Gross profit for fiscal 2013 was $228.5 million, or 10.6% of sales, compared to $230.1 million and 12.1% 2012. Declines in gross margin were driven by volatility in wood-based structural product pricing, primarily during the second quarter of fiscal 2013. The declines in gross margin further were impacted by a greater percentage of our sales being comprised of lower gross margin structural products. In addition, we experienced lower margin sales as we sold through inventory at the five distribution centers we closed during the third quarter of fiscal 2013.
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
In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. When the consigned inventory is sold by the customer, we recognize revenue on a gross basis. Customer consigned inventory was approximately $6.3 million and $10.1 million at January 3, 2015, and January 4, 2014, respectively.
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

Date: February 20, 2015