Form 10-Q
period 2015-04-04
BlueLinx Holdings Inc.
filed 2015-05-07
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 4, 2015

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

As of May 7, 2015 there were 89,405,119 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended April 4, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended April 4, 2015	Three Months Ended April 5, 2014
Net sales	$454,949	$443,944
Cost of sales	404,753	391,268
Gross profit	50,196	52,676
Operating expenses:
Selling, general, and administrative	50,036	51,987
Depreciation and amortization	2,278	2,352
Total operating expenses	52,314	54,339
Operating income (loss)	(2,118)	(1,663)
Non-operating (income) expenses:
Interest expense	6,553	6,454
Other (income) expense, net	358	160
Income (loss) before provision for (benefit from) income taxes	(9,029)	(8,277)
Provision for (benefit from) income taxes	(84)	331
Net income (loss)	$(8,945)	$(8,608)
Basic and diluted weighted average number of common shares outstanding	87,165	85,187
Basic and diluted net income (loss) per share applicable to common stock	$(0.10)	$(0.10)

Comprehensive income (loss):
Net income (loss)	$(8,945)	$(8,608)
Other comprehensive income (loss):
Foreign currency translation, net of taxes	(282)	(231)
Unrealized gain (loss) from pension plan, net of taxes	211	115
Total other comprehensive income (loss)	(71)	(116)
Comprehensive income (loss)	$(9,016)	$(8,724)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	April 4, 2015	January 3, 2015
Assets:
Current assets:
Cash	$6,033	$4,522
Receivables, net	177,635	144,537
Inventories, net	275,095	242,546
Other current assets	20,773	23,289
Total current assets	479,536	414,894
Property, plant, and equipment:
Land and land improvements	40,997	41,095
Buildings	89,978	90,161
Machinery and equipment	79,390	77,279
Construction in progress	278	1,188
Property, plant, and equipment, at cost	210,643	209,723
Accumulated depreciation	(104,964)	(104,456)
Property, plant, and equipment, net	105,679	105,267
Non-current deferred income tax assets, net	501	501
Other non-current assets	13,073	18,320
Total assets	$598,789	$538,982
Liabilities:
Current liabilities:
Accounts payable	$100,946	$67,291
Bank overdrafts	25,815	27,280
Accrued compensation	5,697	5,643
Current maturities of long-term debt	4,505	2,679
Deferred income taxes, net	518	518
Other current liabilities	13,032	13,831
Total current liabilities	150,513	117,242
Non-current liabilities:
Long-term debt	438,826	403,274
Pension benefit obligation	40,523	41,734
Other non-current liabilities	13,333	12,758
Total liabilities	643,195	575,008
Stockholders’ equity (deficit):
Common Stock, $0.01 par value, 200,000,000 shares authorized at April 4, 2015 and January 3, 2015; 89,416,236 and 88,748,638 shares issued at April 4, 2015 and January 3, 2015, respectively.	895	888
Additional paid-in capital	253,679	253,051
Accumulated other comprehensive income (loss)	(34,496)	(34,425)
Accumulated stockholders' equity (deficit)	(264,484)	(255,540)
Total stockholders’ equity (deficit)	(44,406)	(36,026)
Total liabilities and stockholders’ equity (deficit)	$598,789	$538,982

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 4, 2015	Three Months Ended April 5, 2014
Cash flows from operating activities:
Net income (loss)	$(8,945)	$(8,608)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	2,278	2,352
Amortization of debt discount and issuance costs	779	744
Gain from sale of properties	—	(210)
Severance charges	21	—
Intraperiod income tax allocation related to the hourly pension plan	—	(76)
Pension expense	238	225
Share-based compensation expense	617	690
Other	(628)	(170)
Change in net cash from other operating activities	(5,640)	(5,053)
Changes in operating assets and liabilities:
Receivables, net	(33,098)	(40,469)
Inventories, net	(32,549)	(37,426)
Accounts payable	33,655	37,743
Restructuring liability	(351)	(603)
Restricted cash related to insurance and other	(1,050)	(1,285)
Prepaid assets	915	—
Accrued compensation and other assets and liabilities	573	978
Net cash provided by (used in) operating activities	(37,545)	(46,115)
Cash flows from investing activities:
Property, plant, and equipment investments	(665)	(775)
Proceeds from sale of assets	328	283
Net cash provided by (used in) investing activities	(337)	(492)
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(261)	(456)
Repayments on revolving credit facilities	(76,723)	(99,146)
Borrowings from revolving credit facilities	121,806	149,116
Principal payments on mortgage	(7,930)	(809)
Payments on capital lease obligations	(1,056)	(570)
Increase (decrease) in bank overdrafts	(1,465)	2,139
Decrease (increase) in restricted cash related to the mortgage	5,056	(1,024)
Debt financing costs	(34)	—
Proceeds from (payments on) stock offering, less expenses paid	—	(98)
Net cash provided by (used in) financing activities	39,393	49,152
Increase (decrease) in cash	1,511	2,545
Cash balance, beginning of period	4,522	5,034
Cash balance, end of period	$6,033	$7,579
Supplemental Cash Flow Information
Noncash investing and financing transactions:
Equipment under capital leases	$1,698	$1,061
Debt financing costs	$1,152	$75

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 4, 2015
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K together with Amendment No. 1 to the Annual Report on Form 10-K/A, (the “Annual Report on Form 10-K”) for the year ended January 3, 2015, as filed with the Securities and Exchange Commission.
Accounts Receivable
Accounts receivable are stated at net realizable value, do not bear interest, and consist of amounts owed for orders shipped to customers. Management establishes an overall credit policy for sales to customers. The allowance for doubtful accounts is determined based on a number of factors including specific customer account reviews, historical loss experience, current economic trends, and the creditworthiness of significant customers based on ongoing credit evaluations. Allowance for doubtful accounts was $3.1 million as of both April 4, 2015, and January 3, 2015.
Share-Based Compensation
We have two stock-based compensation plans covering officers, directors, certain employees, and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby the participants develop a further sense of proprietorship and personal involvement in our development and financial success, thereby advancing the interests of the Company and its stockholders. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants upon the exercise of options, upon the vesting of restricted stock or upon the vesting of equity settled performance shares, out of the total amount of common shares applicable for issuance or vesting under either the 2006 Plan or the 2004 Plan. Shares are available for new issuance only under the 2006 Plan; the 2004 Plan has no shares remaining for issuance, only for vesting of currently outstanding awards and for exercise of currently outstanding options. Restricted shares of 635,709 vested in the first three months of fiscal 2015 due to the completion of the vesting term. In addition, performance shares of 318,675 vested in the first three months of fiscal 2015 due to the completion of the vesting term and the satisfaction of the performance criteria.
Change in Accounting Estimate
As of January 3, 2015, the Company determined that almost all of the participants in the pension plan were inactive. Accordingly, beginning in fiscal 2015, and subsequent periods, the Company began amortizing actuarial gains and losses over the estimated average remaining life expectancy of the inactive participants, rather than the estimated average remaining service period of the active participants. During the first three months of fiscal 2015, the impact of this change in estimate was a reduction in net pension expense of $0.8 million, a decrease to net loss of $0.8 million, and a decrease to net loss per share of $0.01.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest. The ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. The Company currently is evaluating the impact the adoption of this ASU will have on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-04, Compensation - Retirement Benefits. For entities with a fiscal year-end that does not coincide with a month-end, the ASU permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. ASU 2015-04 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. The Company currently is evaluating the impact the adoption of this ASU will have on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software. The ASU requires that entities with a cloud computing arrangement that includes a software license, account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. The Company currently is evaluating the impact the adoption of this ASU will have on our consolidated financial statements.
Reclassifications
Certain other amounts in the prior years’ consolidated financial statements and notes have been revised to conform to the current year presentation. During fiscal 2015, we have separately detailed the “Pension Benefit Obligation”, which historically had been presented as “Other non-current liabilities” in the Consolidated Balance Sheets. To conform the historical presentation to the current presentation, we have separately detailed the “Pension Benefit Obligation” in prior periods from “Other non-current liabilities” in the Consolidated Balance Sheets.
Additionally, during fiscal 2015, we reclassified certain amounts, which historically had been presented as “Debt financing costs” to “Borrowings from the revolving credit facilities” in cash flows from financing activities. To conform the historical presentation to the current presentation, we reclassified similar items in prior periods from “Debt financing costs” to “Borrowings from the revolving credit facilities” in cash flows from financing activities.
2. Restructuring Charges
We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred or when the entity ceases using the right conveyed by a contract (i.e., the right to use a leased property). We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits when management has committed to a plan, due to the existence of a post-employment benefit agreement, and has communicated the plan to affected employees.
The table below summarizes the balances of the reduction in force activities and the facility lease obligation reserve, which are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets as of April 4, 2015, and the changes in the accrual, which is included in “Selling, general, and administrative” expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended April 4, 2015 (in thousands):

	Reduction in Force Activities	Facility Lease Obligation	Total Restructuring
Balance at January 3, 2015	$313	$547	$860
Adjustments to reserves	—	5	5
Payments	(245)	(106)	(351)
Balance at April 4, 2015	$68	$446	$514
3. Employee Benefits
The following table shows the components of net periodic pension cost (in thousands):

	Three Months Ended April 4, 2015	Three Months Ended April 5, 2014
Service cost	$300	$264
Interest cost on projected benefit obligation	1,250	1,280
Expected return on plan assets	(1,523)	(1,510)
Amortization of unrecognized loss	211	191
Net periodic pension cost	$238	$225
4. Revolving Credit Facilities
On February 18, 2015, we refinanced our U.S. revolving credit facility, which is held by Wells Fargo Bank, National Association, and other lenders (“U.S. revolving credit facility”), including the $20.0 million Tranche A Loan, with the Tenth Amendment to the U.S. revolving credit facility (the “Tenth Amendment”).
The Tenth Amendment extends the maturity date of the U.S. revolving credit facility to April 15, 2017; requires the refinancing, extension or replacement of our current mortgage on or before May 1, 2016, such that the maturity date of the new mortgage facility is not sooner than July 15, 2017; and requires the repayment of not less than $35.0 million by May 1, 2016, which must be paid from sources other than normal operations.
Additionally, the Tenth Amendment extends the maturity date of the Tranche A Loan to June 30, 2016, with the principal amount decreasing by $2.0 million each month beginning on April 1, 2016, but such decreases will not occur if, after giving effect to the applicable reduction, excess availability will be less than $50.0 million; amends the interest rate for the Tranche A Loan to begin increasing by 25 basis points each 90 days, beginning on April 1, 2015, with a maximum increase of 100 basis points; and, while the Tranche A Loan is outstanding, increases our fixed charge coverage ratio requirement to 1.2 to 1.0 in certain situations.
5. Fair Value Measurements
Carrying amounts for our financial instruments are not significantly different from their fair values, with the exception of our mortgage. To determine the fair value of our mortgage, we use a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. As of April 4, 2015, the discounted carrying amount and fair value of our mortgage was $169.8 million and $174.5 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate mortgage.
6. Earnings per Share
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
7. Accumulated Other Comprehensive Income (Loss)
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
The changes in accumulated balances for each component of other comprehensive income (loss) for the quarter ended April 4, 2015, were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Income (Loss)
January 3, 2015, beginning balance	$1,155	$(35,792)	$212	$(34,425)
Other comprehensive income (loss), net of tax (1)	(282)	211	—	(71)
April 4, 2015, ending balance, net of tax	$873	$(35,581)	$212	$(34,496)

(1)
For the quarter ended April 4, 2015, there was $0.2 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was no unrecognized actuarial loss based on actuarial assumptions. There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. This MD&A section should be read in conjunction with our consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended January 3, 2015, as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing.
The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors outside of our control; that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended January 3, 2015, as filed with the SEC, and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute;

•	inventory management and commodities pricing;

•	new housing starts and inventory levels of existing homes for sale;

•	general economic and business conditions in the United States;

•	acceptance by our customers of our privately branded products;

•	financial condition and creditworthiness of our customers;

•	continuation of supply from our key vendors;

•	reliability of the technologies we utilize;

•	activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	adverse weather patterns or conditions;

•	acts of cyber intrusion;

•	variations in the performance of the financial markets, including the credit markets; and

•	other factors described herein and in Item 1A our Annual Report on Form 10-K for the year ended January 3, 2015, as filed with the SEC.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Executive Level Overview
Background
We are a leading distributor of building products in North America. The Company is headquartered in Atlanta, Georgia, and we operate our distribution business through a current network of 48 distribution centers. We operate in all of the major metropolitan areas in the United States (“U.S.”). We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 41% of our first quarter of fiscal 2015 net sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 59% of our first quarter of fiscal 2015 net sales.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature.
Key Business Metrics
Net Sales
Net sales result primarily from the distribution of products to dealers, industrial manufacturers, manufactured housing producers, and home improvement retailers. All revenues recognized are net of trade allowances, cash discounts, and sales returns. In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. When consigned inventory is sold by the customer, we recognize revenue on a gross basis. Net sales may not be comparable year-over-year due to closed facilities, unusual weather patterns, and/or market-driven fluctuations in the prices of the inventories we sell.
Gross Profit
Gross profit primarily represents revenues less the product cost from our suppliers (net of earned rebates and discounts), including the cost of inbound freight. The cost of outbound freight, purchasing, receiving, and warehousing are included in selling, general, and administrative expenses within operating expenses. Our gross profit may not be comparable to that of other companies, as other companies may include some or all of the costs related to their distribution network in cost of sales. Market price fluctuations, particularly on structural products vulnerable to commodity price variability, may impact our gross profit.
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
The Company's Adjusted EBITDA for the first three months of fiscal 2015 and the first three months of fiscal 2014 are shown in the following table:

	Three Months Ended April 4, 2015	Three Months Ended April 5, 2014
	(Dollars in thousands) (unaudited)
Net income (loss)	$(8,945)	$(8,608)
Adjustments:
Depreciation and amortization	2,278	2,352
Interest expense	6,553	6,454
Provision for (benefit from) income taxes	(84)	331
Gain from the sale of properties	—	(210)
Share-based compensation expense, excluding restructuring	617	690
Restructuring, severance, debt fees, and other	(31)	—
Adjusted EBITDA	$388	$1,009

Results of Operations
First Quarter of Fiscal 2015 Compared to First Quarter of Fiscal 2014
The following table sets forth our results of operations for the first quarters of fiscal 2015 and fiscal 2014:

	First Quarter of Fiscal 2015	% of Net Sales	First Quarter of Fiscal 2014	% of Net Sales
	(Dollars in thousands) (unaudited)
Net sales	$454,949	100.0%	$443,944	100.0%
Gross profit	50,196	11.0%	52,676	11.9%
Selling, general, and administrative	50,036	11.0%	51,987	11.7%
Depreciation and amortization	2,278	0.5%	2,352	0.5%
Operating income (loss)	(2,118)	(0.5)%	(1,663)	(0.4)%
Interest expense, net	6,553	1.4%	6,454	1.5%
Other expense (income), net	358	0.1%	160	—%
Income (loss) before provision for (benefit from) income taxes	(9,029)	(2.0)%	(8,277)	(1.9)%
Provision for (benefit from) income taxes	(84)	—%	331	0.1%
Net income (loss)	$(8,945)	(2.0)%	$(8,608)	(1.9)%
The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods:

	First Quarter of Fiscal 2015	First Quarter of Fiscal 2014
	(Dollars in millions) (unaudited)
Sales by category
Structural products	$188	$185
Specialty products	274	264
Other (1)	(7)	(5)
Total sales	$455	$444
Sales variances $
Unit volume $ change from prior year	$13	$(18)
Price/other (1)	(2)	(41)
Total $ change	$11	$(59)
Sales variances %
Unit volume % change from prior year	2.9%	(3.8)%
Price/other (1)	(0.4)%	(8.0)%
Total % change	2.5%	(11.8)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, versus comparable prior periods:

	First Quarter of Fiscal 2015	First Quarter of Fiscal 2014
	(Dollars in millions) (unaudited)
Gross margin by category
Structural products	$14	$15
Specialty products	35	34
Other (1)	1	4
Total gross margin	$50	$53
Gross margin % by category
Structural products	7.3%	8.3%
Specialty products	13.0%	13.0%
Total gross margin %	11.0%	11.9%
Unit volume change by product, from prior year
Structural products	3.2%	(9.5)%
Specialty products	2.6%	1.0%
Total change in unit volume %	2.9%	(3.8)%

(1)	“Other” includes unallocated allowances and discounts.
Net sales.  For the first quarter of fiscal 2015, net sales increased by 2.5%, or $11.0 million. The increase in sales was driven by an increase in demand, offset by harsh winter weather conditions. Structural sales increased by $2.7 million, or 1.4%, compared to the first quarter of fiscal 2014. Structural sales were impacted by an increase in unit volumes of 3.2%, partially offset by a decrease in structural product prices in the lumber commodities markets and other changes of 1.8%. Specialty sales increased by $9.6 million, or 3.6%, compared to the first quarter of fiscal 2014. Specialty sales were impacted by an increase in unit volumes of 2.6% and an increase in product prices and other changes of 1.0%.
Gross profit.  For the first quarter of fiscal 2015, gross profit decreased by 4.7%, or $2.5 million. The decrease was driven by an unfavorable variance in the gross margin of structural products, partially offset by an increase in volume. The structural gross margin percentage decreased 100 basis points compared to prior year to 7.3% as of April 4, 2015 from 8.3% as of April 5, 2014. This decrease was primarily due to low commodities prices for our structural products during the first quarter of fiscal 2015.
Selling, general, and administrative expenses.  The decrease of 3.8%, or $2.0 million, is primarily related to a $1.4 million decrease in fuel costs resulting from our fuel purchase commitment and lower market fuel prices.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters, due to the impact of poor weather on the construction market. Our second and third quarters are typically our strongest quarters, reflecting a substantial increase in construction, due to more favorable weather conditions. Our accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season.
Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations, and borrowings under our revolving credit facilities, and we expect that these sources will fund our ongoing cash requirements for the foreseeable future. We believe that the amounts currently available from our revolving credit facilities and other sources would be sufficient to fund our routine operations, excluding the May 1, 2016, payment due under the U.S. revolving credit facility, for at least the next 12 months. On May 1, 2016, a payment of $35.0 million is due under the terms of the U.S. revolving credit facility, as discussed in Note 4. Per the terms of the U.S. revolving credit facility agreement, this payment must be made from sources other than normal operations.

Mortgage
As of April 4, 2015, the balance on our mortgage loan was $169.8 million. The mortgage is secured by our owned distribution facilities. Per the Tenth Amendment, we are required to refinance the mortgage on or before May 1, 2016. We are currently exploring our refinancing options.
During the first three months of fiscal 2015, approximately $7.1 million of funds held in collateral were used to prepay the mortgage, without incurring a prepayment premium, from cash currently held as collateral under the mortgage agreement. Approximately $2.0 million of cash held in collateral was released to us during the first three months of fiscal 2015 as reimbursement for usual and customary repair and maintenance of the collateral over prior periods.
Revolving Credit Facilities
On August 4, 2006, we entered into the U.S. revolving credit facility, as later amended, including the Tenth Amendment as discussed in Note 4. The U.S. revolving credit facility has a final maturity of April 15, 2017, and maximum available credit of $467.5 million, which includes the $20.0 million Tranche A Loan. The U.S. revolving credit facility also includes an additional $75.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $542.5 million.
Our subsidiary BlueLinx Building Products Canada Ltd. has a revolving credit agreement with Canadian Imperial Bank of Commerce (the “Canadian revolving credit facility”) due upon the earlier of August 12, 2016 or the maturity date of the U.S. revolving credit facility. The Canadian revolving credit facility has a maximum available credit of $10.0 million. The Canadian revolving credit facility also provides for an additional $5.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $15.0 million.
As of April 4, 2015, we had outstanding borrowings of $271.9 million and excess availability of $77.0 million under the terms of the U.S. revolving credit facility and outstanding borrowings of $3.8 million and excess availability of $1.4 million under the terms of our Canadian revolving credit facility.
We are in compliance with all covenants under these revolving credit facilities.
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first three months of fiscal 2015 was $37.5 million, compared to net cash used in operating activities of $46.1 million in the first three months of fiscal 2014. In the first three months of fiscal 2015, we had $8.9 million net loss compared to a net loss of $8.6 million in the first three months of fiscal 2014. Accounts receivable increased by $33.1 million during fiscal 2015, compared to an increase of $40.5 million in the year ago period. The increase in accounts receivable over the first three months of the year was commensurate with sales activity. Inventory increased by $32.5 million in the first three months of 2015 compared to an increase of $37.4 million in the corresponding period of 2014. The increase in inventories over the first three months of the year represented participation in certain early buy programs coupled with anticipated increased sales activity in fiscal 2015 as compared to fiscal 2014.
Investing Activities
Net cash used in investing activities for the first three months of fiscal 2015 was $0.3 million compared to net cash used in operating activities of $0.5 million in the first three months of fiscal 2014. The decrease was primarily related to lower capital expenditures compared to the first three months of fiscal 2014.
Financing Activities
Net cash provided by financing activities of $39.4 million for the first three months of fiscal 2015, reflected net borrowings on the revolving lines of credit of $45.1 million, offset by a net decrease in cash related to the mortgage of $2.8 million, and a decrease in bank overdrafts of $1.5 million. The net decrease in cash related to the mortgage includes the $7.9 million in principal payments, offset by the $5.1 million decrease in restricted cash used for the principal payments as discussed above. The net cash provided by financing activities of $49.2 million in the first three months of fiscal 2014 primarily was driven by net borrowings on the revolving lines of credit of $50.0 million. We anticipate borrowings to fluctuate due to seasonal factors, with higher borrowings expected during the typically strong second and third quarters, and lower borrowings anticipated during the typically slower fourth and first quarters.
Working Capital
Working capital is an important measurement used in determining the efficiencies of our operations and our ability to readily convert assets into cash. The material components of working capital for us include accounts receivable, inventory, accounts payable, bank overdrafts, and the current portion of our long-term debt. Working capital management helps to ensure that we can maximize our return on assets and continue to invest in the operations for future growth.

Our working capital requirements reflect the seasonal nature of our business. Working capital components at April 4, 2015, compared to January 3, 2015, increased on a net basis due to the contractual increase of current maturities of long-term debt of $1.8 million, seasonal payment patterns, and increases in purchase volume associated with projected increased demand. We anticipate the accounts receivable and inventory components of our working capital calculation to continue to fluctuate on a seasonal basis. Our inventories and receivables have increased as expected, by $32.5 million and $33.1 million, respectively, as we move into our peak selling season.
Contractual Obligations
There have been no material changes to our contractual obligations from those disclosed above or in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.
Critical Accounting Policies
The preparation of our consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. There have been no material changes to our critical accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.
ITEM 4. CONTROLS AND PROCEDURES
Our management performed an evaluation, as of the end of the period covered by this report on Form 10-Q, under the supervision of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the first quarter of fiscal 2015, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015, as filed with the SEC.
ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
The Tenth Amendment, dated February 18, 2015, to the Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed on February 19, 2015).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: May 7, 2015	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
The Tenth Amendment, dated February 18, 2015, to the Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed on February 19, 2015).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).