Form 10-Q
period 2015-07-04
BlueLinx Holdings Inc.
filed 2015-08-13
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 4, 2015

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

As of August 13, 2015 there were 89,457,557 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended July 4, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Net sales	$515,656	$531,494	$970,605	$975,438
Cost of sales	455,673	469,461	860,426	860,729
Gross profit	59,983	62,033	110,179	114,709
Operating expenses:
Selling, general, and administrative	50,675	54,925	100,711	107,122
Gains from sales of property	—	(5,041)	—	(5,251)
Depreciation and amortization	2,438	2,421	4,716	4,773
Total operating expenses	53,113	52,305	105,427	106,644
Net operating income	6,870	9,728	4,752	8,065
Non-operating (income) expenses:
Interest expense	6,690	6,859	13,243	13,313
Other (income) expense, net	29	(40)	387	120
Income (loss) before provision for (benefit from) income taxes	151	2,909	(8,878)	(5,368)
Provision for (benefit from) income taxes	(2,719)	(327)	(2,803)	4
Net income (loss)	$2,870	$3,236	$(6,075)	$(5,372)
Weighted average common shares:
Basic	87,399	85,874	87,282	85,531
Diluted	87,862	86,472	87,282	85,531
Basic and diluted net income (loss) per share applicable to common stock	$0.03	$0.04	$(0.07)	$(0.06)

Comprehensive income (loss):
Net income (loss)	$2,870	$3,236	$(6,075)	$(5,372)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(34)	117	(316)	36
Amortization of unrecognized pension loss, net of tax	211	267	422	232
Pension curtailment, net of tax	6,102	—	6,102	—
Total other comprehensive income	6,279	384	6,208	268
Comprehensive income (loss)	$9,149	$3,620	$133	$(5,104)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	July 4, 2015	January 3, 2015
Assets:
Current assets:
Cash	$2,844	$4,522
Receivables, net of allowances of $3.6 million and $3.1 million, respectively	197,345	144,537
Inventories, net	276,362	242,546
Other current assets	31,680	23,289
Total current assets	508,231	414,894
Property, plant, and equipment:
Land and land improvements	41,219	41,095
Buildings	90,610	90,161
Machinery and equipment	79,431	77,279
Construction in progress	594	1,188
Property, plant, and equipment, at cost	211,854	209,723
Accumulated depreciation	(107,455)	(104,456)
Property, plant, and equipment, net	104,399	105,267
Non-current deferred income tax assets, net	501	501
Other non-current assets	10,435	18,320
Total assets	$623,566	$538,982
Liabilities:
Current liabilities:
Accounts payable	$115,058	$67,291
Bank overdrafts	11,852	27,280
Accrued compensation	4,316	5,643
Current maturities of long-term debt	203,142	2,679
Deferred income taxes, net	518	518
Other current liabilities	13,772	13,831
Total current liabilities	348,658	117,242
Non-current liabilities:
Long-term debt	264,113	403,274
Pension benefit obligation	31,956	41,734
Other non-current liabilities	13,394	12,758
Total liabilities	658,121	575,008
Stockholders’ deficit:
Common Stock, $0.01 par value, Authorized - 200,000,000 shares; Issued - 89,521,404 and 88,748,638 shares, respectively	896	888
Additional paid-in capital	254,380	253,051
Accumulated other comprehensive loss	(28,217)	(34,425)
Accumulated stockholders' deficit	(261,614)	(255,540)
Total stockholders’ deficit	(34,555)	(36,026)
Total liabilities and stockholders’ deficit	$623,566	$538,982

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 4, 2015	Six Months Ended July 5, 2014
Cash flows from operating activities:
Net loss	$(6,075)	$(5,372)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,716	4,773
Amortization of debt discount and issuance costs	1,506	1,689
Gains from sales of property	—	(5,251)
Severance charges	853	1,276
Intraperiod income tax allocation related to pension plan	(1,134)	(150)
Pension expense	476	450
Share-based compensation expense	1,181	2,873
Other	(643)	232
Changes in operating assets and liabilities:
Receivables, net	(52,808)	(55,209)
Inventories, net	(33,816)	(44,064)
Accounts payable	47,767	39,620
Restructuring liability	(519)	(1,597)
Restricted cash related to insurance and other	(803)	(701)
Prepaid assets	(1,650)	(7,288)
Accrued compensation and other assets and liabilities	(5,298)	390
Net cash used in operating activities	(46,247)	(68,329)
Cash flows from investing activities:
Property, plant, and equipment investments	(1,135)	(1,253)
Proceeds from sale of assets	436	7,213
Net cash provided by (used in) investing activities	(699)	5,960
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(261)	(894)
Repayments on revolving credit facilities	(187,394)	(216,746)
Borrowings from revolving credit facilities	256,647	290,023
Principal payments on mortgage	(8,534)	(8,262)
Payments on capital lease obligations	(1,614)	(1,176)
Increase (decrease) in bank overdrafts	(15,428)	3,202
Decrease (increase) in restricted cash related to the mortgage	1,886	(1,019)
Debt financing costs	(34)	—
Payments on stock offering, less expenses paid	—	(98)
Net cash provided by financing activities	45,268	65,030
Increase (decrease) in cash	(1,678)	2,661
Cash balance, beginning of period	4,522	5,034
Cash balance, end of period	$2,844	$7,695
Supplemental Cash Flow Information
Noncash investing and financing transactions:
Equipment under capital leases	$2,029	$1,107
Debt financing costs	$1,252	$201

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 4, 2015
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). All intercompany accounts have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K together with Amendment No. 1 to the Annual Report on Form 10-K/A (the “Annual Report on Form 10-K”) for the year ended January 3, 2015, as filed with the Securities and Exchange Commission.
New Accounting Standards
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory. The ASU requires entities that measure inventory using methods including the average cost method to measure inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of these provisions.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest. The ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-04, Compensation - Retirement Benefits. For entities with a fiscal year-end that does not coincide with a month-end, the ASU permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. ASU 2015-04 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. We plan to continue measuring the defined benefit plan assets and obligations at our fiscal year-end date.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software. The ASU requires that entities with a cloud computing arrangement that includes a software license, account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.
Reclassifications
Certain amounts in the prior years’ consolidated financial statements and notes have been revised to conform to the current year presentation. During fiscal 2015, we have separately detailed the “Pension Benefit Obligation”, which historically had been presented as “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. To conform the historical presentation to the current presentation, we have separately detailed the “Pension Benefit Obligation” in prior periods from “Other non-current liabilities” in the Condensed Consolidated Balance Sheets.
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
Also, during fiscal 2015, we reclassified certain amounts, which historically had been presented as “Selling, general, and administrative” to “Gains from sales of property” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). To conform the historical presentation to the current presentation, we reclassified similar items in prior periods from “Selling, general, and administrative” to “Gains from sales of property” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

2. Restructuring Charges
The table below summarizes the remaining balances of the reduction in force activities and the facility lease obligation reserve for the vacant Stockton, California property, which are included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of July 4, 2015, and the changes in the accrual, which is included in “Selling, general, and administrative” expenses in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the six months ended July 4, 2015 (in thousands):

	Reduction in Force Activities	Facility Lease Obligation	Total Restructuring
Balance at January 3, 2015	$313	$547	$860
Adjustments to reserves	(8)	8	—
Payments	(305)	(214)	(519)
Balance at July 4, 2015	$—	$341	$341
The Stockton, California, lease expires on January 1, 2016.
3. Employee Benefits
The following table shows the components of net periodic pension cost (in thousands):

	Three Months Ended July 4, 2015	Three Months Ended July 5, 2014
Service cost	$300	$264
Interest cost on projected benefit obligation	1,250	1,280
Expected return on plan assets	(1,523)	(1,510)
Amortization of unrecognized loss	211	191
Net periodic pension cost	$238	$225
	Six Months Ended July 4, 2015	Six Months Ended July 5, 2014
Service cost	$600	$528
Interest cost on projected benefit obligation	2,500	2,560
Expected return on plan assets	(3,046)	(3,020)
Amortization of unrecognized loss	422	382
Net periodic pension cost	$476	$450
As of fiscal year-end 2014, the Company determined that almost all of the participants in the pension plan were inactive. Accordingly, beginning in fiscal 2015, the Company began amortizing actuarial gains and losses over the estimated average remaining life expectancy of the inactive participants, rather than the estimated average remaining service period of the active participants.
During the first six months of fiscal 2015, we renegotiated our collective bargaining agreements with certain unionized locations. These collective bargaining agreements cover a number of specific items such as wages, medical coverage, and certain other benefit programs, including the pension plan. As a result of these renegotiations, a significant percentage of the participants in the plan are no longer accruing future years of service, which triggered a curtailment. The pension benefit obligation decreased $7.2 million as a result of changes in actuarial assumptions related to the curtailment, as recorded on the Condensed Consolidated Balance Sheets; along with an increase to accumulated other comprehensive income of $6.1 million (net of $1.1 million tax expense) recorded in other comprehensive income on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

4. Fair Value Measurements
Carrying amounts for our financial instruments are not significantly different from their fair values, with the exception of our mortgage. To determine the fair value of our mortgage, we use a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. As of July 4, 2015, the discounted carrying amount and fair value of our mortgage was $169.2 million and $172.2 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate mortgage. The fair value of our debt is not indicative of the amounts at which we could settle our debt.
5. Earnings per Share
We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted shares. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including stock options and restricted stock awards. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. Due to year-to-date net losses, basic and diluted earnings per share are equivalent for the six months ended July 4, 2015 and July 5, 2014.
The reconciliation of basic and diluted income per common share for the three months ended July 4, 2015 and July 5, 2014 was as follows (in thousands, except per share data):

	Three Months Ended July 4, 2015	Three Months Ended July 5, 2014
Net income	$2,870	$3,236

Basic weighted shares outstanding	87,399	85,874
Dilutive effect of share-based awards	463	598
Diluted weighted average shares outstanding	87,862	86,472

Basic earnings per share	$0.03	$0.04
Diluted earnings per share	$0.03	$0.04

6. Accumulated Other Comprehensive Loss
The following tables show the components of accumulated other comprehensive loss (in thousands):

	Foreign currency translation, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Income (Loss)
January 3, 2015, beginning balance	$1,155	$(35,792)	$212	$(34,425)
Other comprehensive income (loss), net of tax	(316)	—	—	(316)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (1)	—	6,524	—	6,524
July 4, 2015, ending balance, net of tax	$839	$(29,268)	$212	$(28,217)
	Foreign currency translation, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Income (Loss)
January 4, 2014, beginning balance	$1,636	$(18,141)	$212	$(16,293)
Other comprehensive income (loss), net of tax	36	—	—	36
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (2)	—	232	—	232
July 5, 2014, ending balance, net of tax	$1,672	$(17,909)	$212	$(16,025)

(1)
For the six months ended July 4, 2015, there was $0.4 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $6.1 million (net of tax expense of $1.1 million) of unrecognized actuarial gain based on the pension curtailment (see Note 3). We allocated income tax expense to accumulated other comprehensive income (loss) to the extent the income was recorded in accumulated other comprehensive income (loss) and we have a loss in continuing operations.

(2)
For the six months ended July 5, 2014, there was $0.2 million (net of tax expense of $0.2 million) of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. We allocated income tax expense to accumulated other comprehensive income (loss) to the extent the income was recorded in accumulated other comprehensive income (loss) and we have a loss in continuing operations.

7. Income Tax Expense (Benefit)
The effective tax rate is calculated by dividing our income tax expense (benefit) by income (loss) before provision for (benefit from) income taxes. Our effective income tax rates for the fiscal second quarters ended July 4, 2015 and July 5, 2014 were (1,800.7)% and (11.2)%, respectively. The effective income tax rates for the six months ended July 4, 2015 and July 5, 2014 were 31.6% and (0.1)%, respectively.
The effective tax rate for the second quarter of fiscal 2015 was substantially due to an allocation of income tax expense to other comprehensive income (loss) for an actuarial gain associated with the curtailment of our pension plan which resulted in a benefit to continuing operations. Due to the income recognized in other comprehensive income for the pension curtailment during the second quarter of fiscal 2015, the intraperiod tax allocation rules require that we allocate income tax expense to other comprehensive income and recognize an income tax benefit in continuing operations even though our loss from continuing operations does not provide a current period incremental tax benefit due to our full valuation allowance at the beginning and end of the period.
The effective tax rate for the first six months of fiscal 2015 was due to the actuarial gain associated with the aforementioned curtailment of our pension plan for the fiscal second quarter 2015, and a full valuation allowance recorded against our tax benefit. The tax benefit to continuing operations for the second quarter of fiscal 2015 and the first six months of fiscal 2015 was partially offset by tax expense related to gross receipts, Canadian, and certain state taxes recorded on a separate company basis.
The effective tax rates for the second quarter and first six months of fiscal 2014 were largely due to a full valuation allowance recorded against our tax benefit related to our fiscal 2014 loss. Also, during the second quarter and first six months of fiscal 2014, we allocated income tax expense to other comprehensive income (loss) to the extent income was recorded in accumulated other comprehensive loss, resulting in a benefit to continuing operations.

8. Liquidity
A portion of our debt is classified as “Current maturities of long-term debt” on our Condensed Consolidated Balance Sheet as of July 4, 2015, since it is due within the next twelve months. These amounts consist of the May 1, 2016, $35.0 million payment due under the U.S. revolving credit facility, which is inclusive of the $20.0 million Tranche A Loan, which is otherwise due on June 30, 2016; and the balance of our mortgage of approximately $169.2 million as of July 4, 2015, of which $166.7 million is due in full on July 1, 2016. We are currently exploring various refinancing and other means to address these upcoming payments.

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
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.
Executive Level Overview
Background
We are a leading distributor of building products in North America. The Company is headquartered in Atlanta, Georgia, and we operate our distribution business through a current network of 48 distribution centers. We operate in all of the major metropolitan areas in the United States (“U.S.”). We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 40% of our second quarter of fiscal 2015 net sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor living, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 60% of our second quarter of fiscal 2015 net sales.
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
We believe Adjusted EBITDA is helpful in highlighting operating trends. We further believe that Adjusted EBITDA is frequently used by securities analysts, investors, and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than using GAAP results alone.
The Company's Adjusted EBITDA for the quarters ended July 4, 2015 and July 5, 2014, and the first six months of fiscal 2015 and fiscal 2014 are shown in the following table:

	Quarter Ended		Six Months Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
	(Dollars in thousands) (unaudited)
Net income (loss)	$2,870	$3,236	$(6,075)	$(5,372)
Adjustments:
Depreciation and amortization	2,438	2,421	4,716	4,773
Interest expense	6,690	6,859	13,243	13,313
Provision for (benefit from) income taxes	(2,719)	(327)	(2,803)	4
Gain from the sale of properties	—	(5,041)	—	(5,251)
Share-based compensation expense, excluding restructuring	519	637	1,135	1,327
Restructuring, severance, debt fees, and other	(36)	2,821	(65)	2,821
Adjusted EBITDA	$9,762	$10,606	$10,151	$11,615

Results of Operations
The following table sets forth our results of operations for the second quarters of fiscal 2015 and 2014:

	Second Quarter of Fiscal 2015	% of Net Sales	Second Quarter of Fiscal 2014	% of Net Sales
	(Dollars in thousands) (unaudited)
Net sales	$515,656	100.0%	$531,494	100.0%
Gross profit	59,983	11.6%	62,033	11.7%
Selling, general, and administrative	50,675	9.8%	54,925	10.3%
Gains from sales of property	—	—%	(5,041)	(9.2)%
Depreciation and amortization	2,438	0.5%	2,421	0.5%
Net operating income	6,870	1.3%	9,728	1.8%
Interest expense	6,690	1.3%	6,859	1.3%
Other (income) expense, net	29	—%	(40)	—%
Income before benefit from income taxes	151	0.0%	2,909	0.5%
Benefit from income taxes	(2,719)	(0.5)%	(327)	(0.1)%
Net income	$2,870	0.6%	$3,236	0.6%
The following table sets forth our results of operations for the first six months of fiscal years 2015 and 2014:

	First Six Months of Fiscal 2015	% of Net Sales	First Six Months of Fiscal 2014	% of Net Sales
	(Dollars in thousands) (unaudited)
Net sales	$970,605	100.0%	$975,438	100.0%
Gross profit	110,179	11.4%	114,709	11.8%
Selling, general, and administrative	100,711	10.4%	107,122	11.0%
Gains from sales of property	—	—%	(5,251)	(0.5)%
Depreciation and amortization	4,716	0.5%	4,773	0.5%
Net operating income	4,752	0.5%	8,065	0.8%
Interest expense	13,243	1.4%	13,313	1.4%
Other expense, net	387	—%	120	—%
Loss before provision for (benefit from) income taxes	(8,878)	(0.9)%	(5,368)	(0.6)%
Provision for (benefit from) income taxes	(2,803)	(0.3)%	4	—%
Net loss	$(6,075)	(0.6)%	$(5,372)	(0.6)%

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods:

	Quarter Ended		Six Months Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
	(Dollars in millions) (unaudited)
Sales by category
Structural products	$207	$219	$395	$404
Specialty products	313	317	587	581
Other (1)	(4)	(4)	(11)	(10)
Total sales	$516	$532	$971	$975
Sales variances $
Unit volume $ change from prior year	$(2)		$11
Price/other (1)	(14)		(16)
Total $ change	$(16)		$(5)
Sales variances %
Unit volume % change from prior year	(0.4)%		1.1%
Price/other (1)	(2.6)%		(1.6)%
Total % change	(3.0)%		(0.5)%

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, versus comparable prior periods:

	Quarter Ended		Six Months Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
	(Dollars in millions) (unaudited)
Gross profit by category
Structural products	$17	$18	$30	$33
Specialty products	42	44	78	78
Other (1)	1	—	2	4
Total gross profit	$60	$62	$110	$115
Gross margin % by category
Structural products	8.0%	8.2%	7.7%	8.2%
Specialty products	13.6%	13.8%	13.3%	13.4%
Total gross margin %	11.6%	11.7%	11.4%	11.8%
Unit volume change by product, from prior year
Structural products	0.9%		2.0%
Specialty products	(1.3)%		0.5%
Total change in unit volume %	(0.4)%		1.1%

(1)	“Other” includes unallocated allowances and discounts.

Second Quarter of Fiscal 2015 Compared to Second Quarter of Fiscal 2014
Net sales.  For the second quarter of fiscal 2015, net sales decreased 3.0%, or $16.0 million. The decrease in sales was driven by a decrease in structural product prices. Structural sales volume increased slightly by 0.9%, while structural product prices declined 6.5%, primarily due to weakness in the lumber commodity markets. The pricing impact of these lower commodity prices was $13.0 million. Specialty sales decreased by $4.0 million or 1.3%, compared to the second quarter of fiscal 2014. Specialty sales were impacted by a decrease in unit volume of 1.3%.
Gross profit.  For the second quarter of fiscal 2015, gross profit decreased by 3.3%, or $2.0 million. The decrease was driven by lower unit volumes.
Selling, general, and administrative expenses.  Selling, general, and administrative expenses decreased $4.3 million compared to the second quarter of fiscal 2014. This decrease was impacted by a $2.6 million decrease in costs related to severance, restructuring, and litigation; and a $1.0 million decrease in fuel costs related to our fuel purchase commitment and lower market fuel prices.
Provision for (benefit from) income taxes.  Our effective tax rate was calculated by dividing our income tax benefit of $2.7 million by income before benefit from income taxes of $0.2 million, which resulted in an effective tax rate of (1,800.7)% for the second quarter of fiscal 2015. The unusual effective tax rate was substantially due to an allocation of income tax expense to other comprehensive income (loss) for an actuarial gain associated with the curtailment of our pension plan which resulted in a significant benefit to continuing operations. This tax benefit to continuing operations was partially offset by tax expense related to gross receipts, Canadian, and certain state taxes recorded on a separate company basis.
The effective tax rate for the second quarter of fiscal 2014 of (11.2)% was largely due to a full valuation allowance recorded against our tax benefit related to our fiscal 2014 loss. The effect of the valuation allowance was offset by state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis partially offset by various refundable tax credits. Also, during the second quarter of fiscal 2014, we allocated income tax expense to other comprehensive income (loss) to the extent income was recorded in accumulated other comprehensive loss, resulting in a benefit to continuing operations.
First Six Months of Fiscal 2015 Compared to First Six Months of Fiscal 2014
Net sales.  For the six months of fiscal 2015, net sales decreased by 0.4%, or $4.8 million. The decrease in sales was driven by a decrease in structural product prices. Structural sales for the first six months of fiscal 2015 were affected by a 4.3% decline in structural product prices due to the weakness in lumber commodity markets, offset by an increase in unit volume of 2.0%. The pricing impact of these lower commodity prices in the first six months of fiscal 2015 was a decrease of $16.0 million. Specialty sales increased by $6.0 million or 1.0%, compared to the first six months of fiscal 2014. Specialty sales benefited by both an increase in unit volume of 0.5% and an increase in pricing and other changes of 0.5%.
Gross profit.  For the first six months of fiscal 2015, gross profit decreased by 4.0%, or $4.5 million. The decrease was driven by lower unit volumes.
Selling, general, and administrative expenses.  Selling, general, and administrative expenses decreased $6.4 million compared to the first six months of fiscal 2014. This decrease was largely driven by a $2.5 million decrease in fuel costs resulting from our fuel purchase commitment and lower market fuel prices, in addition to a $2.7 million decrease in costs related to severance, restructuring, and litigation, for the year to date period.
Provision for (benefit from) income taxes.  Our effective tax rate was 31.6% and (0.1)% for the first six months of fiscal 2015 and the first six months of fiscal 2014, respectively. The effective tax rate for the first six months of fiscal 2015 was largely due to the allocation of income tax expense to other comprehensive income (loss) for the actuarial gain associated with the curtailment of our pension plan which resulted in a benefit to continuing operations, as discussed above, as well as a full valuation allowance recorded against our tax benefit. The effective tax rate for the first six months of fiscal 2014 largely was due to a full valuation allowance recorded against our tax benefit related to our fiscal 2014 loss. Also, during the first six months of fiscal 2014, we allocated income tax expense to other comprehensive income (loss) to the extent income was recorded in accumulated other comprehensive loss, resulting in a benefit to continuing operations.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth quarters are typically our slower quarters, due to the impact of poor weather on the construction market. Our second and third quarters are typically our stronger quarters, reflecting a substantial increase in construction due to more favorable weather conditions. Our accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season.

Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations, and borrowings under our revolving credit facilities, and we expect that these sources will fund our ongoing cash requirements for the foreseeable future. We believe that the amounts currently available from our revolving credit facilities and other sources will be sufficient to fund our routine operations for at least the next 12 months, excluding the May 1, 2016, $35.0 million payment due under the U.S. revolving credit facility, which is inclusive of the $20.0 million Tranche A Loan, and the balance of our mortgage due in full on July 1, 2016. These items are classified as “Current maturities of long-term debt” in our Condensed Consolidated Balance Sheet as of July 4, 2015. We are currently exploring various refinancing and other means to address these upcoming payments.
Revolving Credit Facilities
On August 4, 2006, we entered into the U.S. revolving credit facility which is held by Wells Fargo Bank, National Association, and other lenders (“U.S. revolving credit facility”), as later amended. On February 18, 2015, we refinanced our U.S. revolving credit facility, including the $20.0 million Tranche A Loan, with the Tenth Amendment to the U.S. revolving credit facility (the “Tenth Amendment”).
The Tenth Amendment extends the maturity date of the U.S. revolving credit facility to April 15, 2017; requires the refinancing, extension or replacement of our current mortgage on or before May 1, 2016, such that the maturity date of the new mortgage facility is no earlier than July 15, 2017; and requires the repayment of not less than $35.0 million by May 1, 2016, which must be paid from sources other than normal operations. This amount is classified in “Current maturities of long-term debt” in our Condensed Consolidated Balance Sheet as of July 4, 2015. “Sources other than normal operations” may include proceeds received from a mortgage refinancing, a rights offering, or other non-operating activities.
Additionally, the Tenth Amendment extends the final maturity date of the Tranche A Loan to June 30, 2016, with the principal amount decreasing by $2.0 million each month beginning on April 1, 2016, and payment of the remaining balance within the $35.0 million as referenced above. However, such decreases will not occur if, after giving effect to the applicable reduction, excess availability will be less than $50.0 million. The Tenth Amendment also amends the interest rate for the Tranche A Loan to begin increasing by 25 basis points each 90 days, beginning on April 1, 2015, with a maximum increase of 100 basis points; and increases our fixed charge coverage ratio requirement to 1.2 to 1.0 in certain situations while the Tranche A Loan is outstanding.
The U.S. revolving credit facility has a final maturity date of April 15, 2017, and maximum available credit of $467.5 million, which includes the $20.0 million Tranche A Loan. The $20 million Tranche A Loan is classified in “Current maturities of long-term debt” in our Condensed Consolidated Balance Sheet as of July 4, 2015. The U.S. revolving credit facility also includes an additional $75.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $542.5 million.
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
As of July 4, 2015, we had outstanding borrowings of $300.0 million and excess availability of $65.0 million under the terms of these revolving credit facilities. We are in compliance with all covenants under these revolving credit facilities.
Mortgage
As of July 4, 2015, the balance on our mortgage loan was $169.2 million. This amount is classified in “Current maturities of long-term debt” in our Condensed Consolidated Balance Sheet as of July 4, 2015. The mortgage is secured by our owned distribution facilities. The mortgage carries a prepayment penalty of approximately $1.0 million per month through December 31, 2015. Principal payments of approximately $0.2 million are due monthly, with the remaining balance of the mortgage of approximately $166.7 million due on July 1, 2016. Under the terms of our mortgage, as amended, we are required to transfer certain funds to be held as cash collateral. This cash collateral may be used to prepay the mortgage. As of July 4, 2015, there was approximately $4.2 million in cash collateral, recorded in “Other current assets” on the Condensed Consolidated Balance Sheets. We are currently exploring various means to address the impending maturity of the mortgage.

Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first six months of fiscal 2015 was $46.2 million, compared to net cash used in operating activities of $68.3 million in the first six months of fiscal 2014. Net cash used in operations in the first six months of fiscal 2015 was primarily driven by decreases compared to the corresponding prior period of $10.2 million in inventories, and $5.6 million in prepaid expenses; and increases in accounts payable of $8.1 million, and $5.7 million in accrued compensation and other liabilities.
Investing Activities
Net cash used in investing activities for the first six months of fiscal 2015 was $0.7 million compared to net cash provided by investing activities of $6.0 million in the first six months of fiscal 2014. The decrease was due to a lack of real estate sales in fiscal 2015 as compared to fiscal 2014. The 2014 net cash provided by investing activities included $6.9 million of proceeds related to the sale of the Portland, Oregon, distribution center in the first six months of fiscal 2014.
Financing Activities
Net cash provided by financing activities of $45.3 million for the first six months of fiscal 2015 reflected net borrowings on the revolving lines of credit of $69.3 million, offset by a decrease in bank overdrafts of $15.4 million. The net cash provided by financing activities of $65.0 million in the first six months of fiscal 2014 primarily was driven by net borrowings on the revolving lines of credit of $73.2 million, partially offset by principal payments on the mortgage of $8.3 million. We anticipate borrowings on our revolving lines of credit to fluctuate due to seasonal factors, with higher borrowings expected during the typically strong second and third quarters, and lower borrowings anticipated during the typically slower fourth and first quarters.
Working Capital
Working capital is an important measurement used in determining the efficiencies of our operations and our ability to readily convert assets into cash. The material components of working capital for us include accounts receivable, inventory, accounts payable, and bank overdrafts. The current portion of our long-term debt has been excluded due to the significant variance during the period resulting from amounts anticipated to be refinanced. Working capital management helps to ensure that we can maximize our return on assets and continue to invest in the operations for future growth.
Our working capital requirements reflect the seasonal nature of our business. Working capital components at July 4, 2015, compared to January 3, 2015, increased on a net basis due to increases in purchase volume associated with projected increased demand in the third quarter of fiscal 2015, and seasonal payment patterns. We anticipate the accounts receivable and inventory components of our working capital calculation will continue to fluctuate on a seasonal basis. Our inventories and receivables increased by $33.8 million and $52.8 million, respectively, as we move into our peak selling season.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management performed an evaluation, as of the end of the period covered by this report on Form 10-Q, under the supervision of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the second quarter of fiscal 2015, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015, as filed with the SEC, except as discussed below:
Our common stock may be delisted from the New York Stock Exchange.
On July 29, 2015, the Company was notified by the New York Stock Exchange (“NYSE”) that the average closing price of the Company’s common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE.
Although we intend to take actions designed to bring our stock price within the required compliance levels within the NYSE's specified time frame, we cannot assure that our plans will be successful within that time frame, or at all. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline. Delisting could also make it more difficult for us to raise additional capital. The Company intends to actively monitor the closing share price for its common stock and will consider available options, including equity-based actions, such as a reverse stock split, to resolve the deficiency and regain compliance.
ITEM 5. OTHER INFORMATION
On August 11, 2015, Ronald E. Kolka notified the Company of his decision to resign from the Board of Directors of the Company, effective immediately. Mr. Kolka’s decision to resign was not a result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	BlueLinx Holdings Inc. Executive Severance Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 27, 2015).

10.2	Form of Executive Restrictive Covenant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 27, 2015).

10.3
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Executives and Employees (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 27, 2015).

10.4	Separation Agreement between Sara E. Epstein and BlueLinx Corporation, dated May 21, 2015 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 27, 2015).

10.5	Separation Agreement between Robert P. McKagen and BlueLinx Corporation, dated June 16, 2015 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 18, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: August 13, 2015	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer

EXHIBIT INDEX
Exhibit Number	Description

10.1	BlueLinx Holdings Inc. Executive Severance Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 27, 2015).

10.2	Form of Executive Restrictive Covenant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 27, 2015).

10.3
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Executives and Employees (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 27, 2015).

10.4	Separation Agreement between Sara E. Epstein and BlueLinx Corporation, dated May 21, 2015 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 27, 2015).

10.5	Separation Agreement between Robert P. McKagen and BlueLinx Corporation, dated June 16, 2015 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 18, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).