Form 10-Q
period 2015-10-03
BlueLinx Holdings Inc.
filed 2015-11-12
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 3, 2015

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

As of November 12, 2015 there were 89,439,556 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended October 3, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
Net sales	$517,831	$549,845	$1,488,435	$1,525,283
Cost of sales	457,007	485,265	1,317,433	1,345,994
Gross profit	60,824	64,580	171,002	179,289
Operating expenses:
Selling, general, and administrative	49,907	56,136	150,617	163,257
Gains from sales of property	—	—	—	(5,251)
Depreciation and amortization	2,439	2,403	7,155	7,176
Total operating expenses	52,346	58,539	157,772	165,182
Net operating income	8,478	6,041	13,230	14,107
Non-operating expenses:
Interest expense	7,115	6,777	20,358	20,090
Other expense, net	263	193	650	313
Income (loss) before provision for (benefit from) income taxes	1,100	(929)	(7,778)	(6,296)
Provision for (benefit from) income taxes	539	(69)	(2,264)	(65)
Net income (loss)	$561	$(860)	$(5,514)	$(6,231)
Weighted average common shares:
Basic	87,690	86,399	87,418	85,820
Diluted	88,073	86,399	87,418	85,820
Basic and diluted net income (loss) per share applicable to common stock	$0.01	$(0.01)	$(0.06)	$(0.07)

Comprehensive income (loss):
Net income (loss)	$561	$(860)	$(5,514)	$(6,231)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(214)	(284)	(530)	(248)
Amortization of unrecognized pension loss, net of tax	84	117	342	349
Pension curtailment, net of tax	(1,852)	—	4,414	—
Total other comprehensive income	(1,982)	(167)	4,226	101
Comprehensive income (loss)	$(1,421)	$(1,027)	$(1,288)	$(6,130)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	October 3, 2015	January 3, 2015
Assets:
Current assets:
Cash	$6,904	$4,522
Receivables, net of allowances of $3.0 million and $3.1 million, respectively	187,344	144,537
Inventories, net	255,035	242,546
Other current assets	33,348	23,289
Total current assets	482,631	414,894
Property, plant, and equipment:
Land and land improvements	41,221	41,095
Buildings	90,775	90,161
Machinery and equipment	81,150	77,279
Construction in progress	296	1,188
Property, plant, and equipment, at cost	213,442	209,723
Accumulated depreciation	(108,259)	(104,456)
Property, plant, and equipment, net	105,183	105,267
Non-current deferred income tax assets, net	501	501
Other non-current assets	10,514	18,320
Total assets	$598,829	$538,982
Liabilities:
Current liabilities:
Accounts payable	$101,540	$67,291
Bank overdrafts	18,121	27,280
Accrued compensation	4,466	5,643
Current maturities of long-term debt	203,022	2,679
Deferred income taxes, net	518	518
Other current liabilities	14,956	13,831
Total current liabilities	342,623	117,242
Non-current liabilities:
Long-term debt	247,855	403,274
Pension benefit obligation	29,839	41,734
Other non-current liabilities	14,308	12,758
Total liabilities	634,625	575,008
Stockholders’ deficit:
Common Stock, $0.01 par value, Authorized - 200,000,000 shares; Issued - 89,450,056 and 88,748,638 shares, respectively	895	888
Additional paid-in capital	254,562	253,051
Accumulated other comprehensive loss	(30,199)	(34,425)
Accumulated stockholders’ deficit	(261,054)	(255,540)
Total stockholders’ deficit	(35,796)	(36,026)
Total liabilities and stockholders’ deficit	$598,829	$538,982

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 3, 2015	Nine Months Ended October 4, 2014
Cash flows from operating activities:
Net loss	$(5,514)	$(6,231)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,155	7,176
Amortization of debt discount and issuance costs	2,249	2,483
Gains from sales of property	—	(5,251)
Intraperiod income tax allocation related to pension plan	(3,041)	(224)
Pension expense	602	675
Share-based compensation expense	1,533	3,316
Other	(53)	2,727
Changes in operating assets and liabilities:
Receivables, net	(42,807)	(55,548)
Inventories, net	(12,489)	(41,340)
Accounts payable	34,249	45,042
Restructuring liability	(603)	(2,323)
Restricted cash related to insurance and other	(320)	(667)
Prepaid assets	506	(3,183)
Quarterly pension contributions	(4,229)	(3,080)
Accrued compensation and other assets and liabilities	(5,491)	3,000
Net cash used in operating activities	(28,253)	(53,428)
Cash flows from investing activities:
Property, plant, and equipment investments	(1,482)	(1,816)
Proceeds from sale of assets	621	7,240
Net cash provided by (used in) investing activities	(861)	5,424
Cash flows from financing activities:
Repayments on revolving credit facilities	(293,169)	(337,547)
Borrowings from revolving credit facilities	346,028	403,819
Principal payments on mortgage	(8,903)	(8,827)
Payments on capital lease obligations	(2,926)	(1,732)
Increase (decrease) in bank overdrafts	(9,159)	195
Decrease (increase) in restricted cash related to the mortgage	117	(4,044)
Other	(492)	(1,055)
Net cash provided by financing activities	31,496	50,809
Increase in cash	2,382	2,805
Cash balance, beginning of period	4,522	5,034
Cash balance, end of period	$6,904	$7,839

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 3, 2015
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
Additionally, during fiscal 2015, we reclassified certain amounts, which historically had been presented as “Debt financing costs”, to “Borrowings from revolving credit facilities” in cash flows from financing activities. To conform the historical presentation to the current presentation, we reclassified similar items in prior periods from “Debt financing costs” to “Borrowings from revolving credit facilities” in cash flows from financing activities.
We also reclassified certain amounts, which historically had been presented as “Other”, to “Quarterly pension contributions” in cash flows from operating activities. To conform the historical presentation to the current presentation, we reclassified similar items in prior periods from “Other” to “Quarterly pension contributions” in cash flows from operating activities.
Also, during fiscal 2015, we reclassified certain prior period amounts, which historically had been presented as “Selling, general, and administrative”, to “Gains from sales of property” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
2. Restructuring Charges
The beginning balance of the restructuring reserve included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheet totaled approximately $0.9 million as of January 3, 2015. The only remaining activity in the reserve relates to the vacant Stockton, California property, which was subleased in the third quarter of 2015, and on which our lease expires on January 1, 2016. The remaining balance of the reserve and reserve activity for the third quarter and nine months ended October 3, 2015 is not considered material.

3. Employee Benefits
The following table shows the components of net periodic pension cost (in thousands):

	Three Months Ended October 3, 2015	Three Months Ended October 4, 2014
Service cost	$251	$264
Interest cost on projected benefit obligation	1,300	1,280
Expected return on plan assets	(1,563)	(1,510)
Amortization of unrecognized loss	138	191
Net periodic pension cost	$126	$225
	Nine Months Ended October 3, 2015	Nine Months Ended October 4, 2014
Service cost	$851	$792
Interest cost on projected benefit obligation	3,800	3,840
Expected return on plan assets	(4,609)	(4,530)
Amortization of unrecognized loss	560	573
Net periodic pension cost	$602	$675
Subsequent to the Annual Annual Report on Form 10-K for the year ended January 3, 2015, our actuarial estimates regarding quarterly pension contributions were revised. Therefore, during the nine months ended October 3, 2015, we made quarterly contributions of approximately $4.2 million to our defined benefit pension plan, and we contributed an additional $0.4 million to our defined benefit pension plan on October 15, 2015, for the final quarterly pension contribution during the 2015 fiscal year.
4. Fair Value Measurements
Carrying amounts for our financial instruments are not significantly different from their fair values, with the exception of our mortgage. To determine the fair value of our mortgage, we use a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. As of October 3, 2015, the discounted carrying amount and fair value of our mortgage was $168.8 million and $170.6 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate mortgage. The fair value of our debt is not indicative of the amounts at which we could settle our debt.
5. Earnings per Share
We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted shares. We calculate diluted earnings per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including stock options and restricted stock awards. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. Basic and diluted earnings per share are equivalent for the nine months ended October 3, 2015, and the three and nine months ended October 4, 2014, due to net losses for those periods.

The reconciliation of basic and diluted income per common share for the three months ended October 3, 2015 was as follows (in thousands, except per share data):

Three Months Ended October 3, 2015
Net income	$561

Basic weighted shares outstanding	87,690
Dilutive effect of share-based awards	383
Diluted weighted average shares outstanding	88,073

Basic earnings per share	$0.01
Diluted earnings per share	$0.01
6. Accumulated Other Comprehensive Loss
The following tables show the components of accumulated other comprehensive loss, a component of stockholder’s deficit (in thousands):

	Foreign currency translation, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
January 3, 2015, beginning balance	$1,155	$(35,792)	$212	$(34,425)
Other comprehensive income (loss), net of tax	(530)	—	—	(530)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (1)	—	4,756	—	4,756
October 3, 2015, ending balance, net of tax	$625	$(31,036)	$212	$(30,199)
	Foreign currency translation, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
January 4, 2014, beginning balance	$1,636	$(18,141)	$212	$(16,293)
Other comprehensive income (loss), net of tax	(248)	—	—	(248)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (2)	—	349	—	349
October 4, 2014, ending balance, net of tax	$1,388	$(17,792)	$212	$(16,192)

(1)
For the nine months ended October 3, 2015, there was $0.3 million (net of tax expense of $0.2 million) of actuarial loss recognized in the statements of operations as a component of net periodic pension cost as a result of normal amortization of the actuarial loss recorded in accumulated other comprehensive loss. The prior quarter pension curtailment activity resulted in a year-to-date $4.4 million (net of tax expense of $2.8 million) reclassification from accumulated other comprehensive loss. We allocated income tax expense to accumulated other comprehensive loss to the extent the income was recorded in accumulated other comprehensive loss and we have a loss in continuing operations.

(2)
For the nine months ended October 4, 2014, there was $0.3 million (net of tax expense of $0.2 million) of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. We allocated income tax expense to accumulated other comprehensive loss to the extent the income was recorded in accumulated other comprehensive income loss and we have a loss in continuing operations.

7. Income Tax Expense (Benefit)
The effective tax rate is calculated by dividing our income tax expense (benefit) by income (loss) before provision for (benefit from) income taxes. Our effective income tax rates for the fiscal third quarters ended October 3, 2015 and October 4, 2014 were 49.0% and 7.4%, respectively. The effective income tax rates for the nine months ended October 3, 2015 and October 4, 2014 were 29.1% and 1.0%, respectively.
The effective tax rate for the third quarter of fiscal 2015 was due to income tax expense recorded in continuing operations arising from the application of certain provisions of ASC 740 regarding the effect of intra-period tax allocations resulting from other comprehensive income generated by the curtailment of our pension plan.

The effective tax rate for the first nine months of fiscal 2015 was due to the actuarial gain associated with the aforementioned curtailment of our pension plan, and a full valuation allowance recorded against our tax benefit. The tax benefit to continuing operations for the first nine months of fiscal 2015 was partially offset by tax expense related to gross receipts, Canadian, and certain state taxes recorded on a separate company basis.
The effective tax rates for the third quarter and first nine months of fiscal 2014 were largely due to a full valuation allowance recorded against our tax benefit related to our fiscal 2014 loss. Also, during the third quarter and first nine months of fiscal 2014, we allocated income tax expense to other comprehensive income (loss) to the extent income was recorded in accumulated other comprehensive loss, resulting in a benefit to continuing operations.
8. Liquidity
A portion of our debt is classified as “Current maturities of long-term debt” on our Condensed Consolidated Balance Sheet as of October 3, 2015, since it is due within the next twelve months. These amounts consist of the May 1, 2016, $35.0 million payment due under the U.S. revolving credit facility, which is inclusive of the $20.0 million Tranche A Loan, which is otherwise due on June 30, 2016; the balance of our mortgage of approximately $168.8 million as of October 3, 2015, of which $166.7 million is due in full on July 1, 2016. Under the terms of our mortgage, as amended, we remit certain funds to the mortgage servicer to be held as cash collateral. This cash collateral may be used to prepay the mortgage. As of October 3, 2015, there was approximately $5.9 million in cash collateral, recorded in “Other current assets” on the Condensed Consolidated Balance Sheet.
We are currently exploring various refinancing and other means to address these upcoming maturities.
9. Subsequent Event
On November 6, 2015, approval was granted by the Canadian Imperial Bank of Commerce to extend our Canadian revolving credit facility. As of October 3, 2015, the balance of the Canadian revolving credit facility was $4.5 million, and it is presented in “Long-term debt” on our Condensed Consolidated Balance Sheets. The Canadian revolving credit facility is now due upon the earlier of August 12, 2018 or the maturity of the U.S. revolving credit facility.

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
Executive Level Overview
Background
We are a leading distributor of building products in North America. The Company is headquartered in Atlanta, Georgia, and we operate our distribution business through a current network of approximately 48 distribution centers. We operate in most of the major metropolitan areas in the United States (“U.S.”). We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 39% of our third quarter of fiscal 2015 net sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), outdoor decking, and metal products (excluding rebar and remesh). Specialty products accounted for approximately 61% of our third quarter of fiscal 2015 net sales.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature.
Key Business Metrics
Net Sales
Net sales result primarily from the distribution of products to specialty distributors, dealers, industrial manufacturers, and home improvement retailers. All revenues recognized are net of trade allowances, cash discounts, and sales returns. In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. When consigned inventory is sold by the customer, we recognize revenue on a gross basis. Net sales may not be comparable year-over-year due to closed facilities, unusual weather patterns, and/or market-driven fluctuations in the prices of the inventories we sell.
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
The Company’s Adjusted EBITDA for the quarters ended October 3, 2015 and October 4, 2014, and the first nine months of fiscal 2015 and fiscal 2014 is reconciled to the GAAP measurement, net income (loss), in the following table:

	Quarter Ended		Nine Months Ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
	(Dollars in thousands) (unaudited)
Net income (loss)	$561	$(860)	$(5,514)	$(6,231)
Adjustments:
Depreciation and amortization	2,439	2,403	7,155	7,176
Interest expense	7,115	6,777	20,358	20,090
Provision for (benefit from) income taxes	539	(69)	(2,264)	(65)
Gains from sales of property	—	—	—	(5,251)
Share-based compensation expense, excluding restructuring	379	444	1,514	1,771
Restructuring, severance, debt fees, and other	(530)	2,412	(595)	5,234
Adjusted EBITDA	$10,503	$11,107	$20,654	$22,724

Results of Operations
The following table sets forth our results of operations for the third quarters of fiscal 2015 and 2014:

	Third Quarter of Fiscal 2015	% of Net Sales	Third Quarter of Fiscal 2014	% of Net Sales
	(Dollars in thousands) (unaudited)
Net sales	$517,831	100.0%	$549,845	100.0%
Gross profit	60,824	11.7%	64,580	11.7%
Selling, general, and administrative	49,907	9.6%	56,136	10.2%
Depreciation and amortization	2,439	0.5%	2,403	0.4%
Net operating income	8,478	1.6%	6,041	1.1%
Interest expense	7,115	1.4%	6,777	1.2%
Other expense, net	263	0.1%	193	—%
Income (loss) before provision for (benefit from) income taxes	1,100	0.2%	(929)	(0.2)%
Provision for (benefit from) income taxes	539	0.1%	(69)	—%
Net income (loss)	$561	0.1%	$(860)	(0.2)%
The following table sets forth our results of operations for the first nine months of fiscal years 2015 and 2014:

	First Nine Months of Fiscal 2015	% of Net Sales	First Nine Months of Fiscal 2014	% of Net Sales
	(Dollars in thousands) (unaudited)
Net sales	$1,488,435	100.0%	$1,525,283	100.0%
Gross profit	171,002	11.5%	179,289	11.8%
Selling, general, and administrative	150,617	10.1%	163,257	10.7%
Gains from sales of property	—	—%	(5,251)	(0.3)%
Depreciation and amortization	7,155	0.5%	7,176	0.5%
Net operating income	13,230	0.9%	14,107	0.9%
Interest expense	20,358	1.4%	20,090	1.3%
Other expense, net	650	—%	313	—%
Loss before benefit from income taxes	(7,778)	(0.5)%	(6,296)	(0.4)%
Benefit from income taxes	(2,264)	(0.2)%	(65)	—%
Net loss	$(5,514)	(0.4)%	$(6,231)	(0.4)%

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods:

	Quarter Ended		Nine Months Ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
	(Dollars in millions) (unaudited)
Sales by category
Structural products	$205.3	$232.3	$600.1	$637.7
Specialty products	318.6	324.2	905.2	903.9
Other (1)	(6.1)	(6.7)	(16.9)	(16.3)
Total sales	$517.8	$549.8	$1,488.4	$1,525.3
Sales variances $
Unit volume $ change from prior year	$(4)		$7
Price/other (1)	(28)		(44)
Total $ change	$(32)		$(37)
Sales variances %
Unit volume % change from prior year	(0.6)%		0.5%
Price/other (1)	(5.2)%		(2.9)%
Total % change	(5.8)%		(2.4)%

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, versus comparable prior periods:

	Quarter Ended		Nine Months Ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
	(Dollars in millions) (unaudited)
Gross profit by category
Structural products	$17.1	$20.8	$47.3	$54.2
Specialty products	43.0	43.0	121.0	120.9
Other (1)	0.7	0.8	2.7	4.2
Total gross profit	$60.8	$64.6	$171.0	$179.3
Gross margin % by category
Structural products	8.33%	8.95%	7.89%	8.50%
Specialty products	13.49%	13.25%	13.36%	13.37%
Total gross margin %	11.75%	11.75%	11.49%	11.75%
Unit volume change by product, from prior year
Structural products	(0.3)%		1.2%
Specialty products	(0.9)%		—%
Total change in unit volume %	(0.6)%		0.5%

(1)	“Other” includes unallocated allowances and discounts.

Third Quarter of Fiscal 2015 Compared to Third Quarter of Fiscal 2014
Net sales.  For the third quarter of fiscal 2015, net sales decreased 5.8%, or $32.0 million. The decrease in sales was largely driven by a decrease in structural product prices. The impact of these lower commodity prices in the third quarter was approximately $24.0 million. Structural sales and unit volumes were relatively flat, quarter over quarter. Specialty sales decreased approximately $5.6 million, quarter over quarter, while specialty unit volumes were flat.
Gross profit.  For the third quarter of fiscal 2015, gross profit decreased by $3.8 million, while our gross margin percentage in third quarter 2015 compared to third quarter 2014 remained stable at 11.75%. The decrease in gross profit was driven by lower sales volume.
Selling, general, and administrative expenses.  Selling, general, and administrative expenses decreased $6.2 million compared to the third quarter of fiscal 2014. This decrease was impacted by a $2.9 million decrease in costs related to severance, restructuring, and litigation; a $2.1 million decrease to payroll and related costs, including commissions and incentives; and a $1.0 million decrease in fuel costs related to our fuel purchase commitment and lower market fuel prices.
Provision for (benefit from) income taxes.  Our effective tax rate was calculated by dividing our income tax expense of $0.5 million by income before income taxes of $1.1 million, which resulted in an effective tax rate of 49.0% for the third quarter of fiscal 2015, which was due to income tax expense recorded in continuing operations arising from the application of certain provisions of ASC 740 regarding the effect of intra-period tax allocations resulting from other comprehensive income generated by the curtailment of our pension plan.
The effective tax rate for the third quarter of fiscal 2014 of 7.4% was largely due to a full valuation allowance recorded against our tax benefit related to our fiscal 2014 loss. The effect of the valuation allowance was offset by state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis partially offset by various refundable tax credits. Also, during the third quarter of fiscal 2014, we allocated income tax expense to other comprehensive income (loss) to the extent income was recorded in accumulated other comprehensive loss, resulting in a benefit to continuing operations.
First Nine Months of Fiscal 2015 Compared to First Nine Months of Fiscal 2014
Net sales.  For the nine months of fiscal 2015, net sales decreased by 2.4%, or $36.8 million, of which the majority of the decrease occurred in the third quarter of 2015, as described above. The impact of lower commodity prices in the first nine months of fiscal 2015 was a decrease of approximately $40.0 million, which was offset by an increase in year-to-date structural unit sales equating to $7.4 million, or 1.2%. Sales and unit volume of specialty products remained flat, year over year.
Gross profit.  For the first nine months of fiscal 2015, gross profit decreased by $8.3 million, while our gross margin percentage for the comparative time period remained relatively flat, with a decrease of 26 basis points. The decrease in gross profit was driven by both lower sales volume and a reduction in the gross margin rate due to a weakness in structural product prices.
Selling, general, and administrative expenses.  Selling, general, and administrative expenses decreased $12.6 million compared to the first nine months of fiscal 2014. This decrease for the year to date period was largely driven by a $5.7 million decrease in costs related to severance, restructuring, and litigation; and a $3.7 million decrease to payroll and related costs, including commissions and incentives.
Provision for (benefit from) income taxes.  Our effective tax rate was 29.1% and 1.0% for the first nine months of fiscal 2015 and the first nine months of fiscal 2014, respectively. The effective tax rate for the first nine months of fiscal 2015 was largely due to the allocation of income tax expense to other comprehensive income (loss) for the actuarial gain associated with the curtailment of our pension plan, which resulted in a benefit to continuing operations, as discussed above, as well as a full valuation allowance recorded against our tax benefit. The effective tax rate for the first nine months of fiscal 2014 largely was due to a full valuation allowance recorded against our tax benefit related to our fiscal 2014 loss. Also, during the first nine months of fiscal 2014, we allocated income tax expense to other comprehensive income (loss) to the extent income was recorded in accumulated other comprehensive loss, resulting in a benefit to continuing operations.
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

Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations, and borrowings under our revolving credit facilities, and we expect that these sources will fund our ongoing cash requirements for the foreseeable future. We believe that the amounts currently available from our revolving credit facilities and the anticipated refinancing of our real estate will be sufficient to fund our routine operations for at least the next 12 months.
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
The Tenth Amendment extends the maturity date of the U.S. revolving credit facility to April 15, 2017; requires the refinancing, extension or replacement of our current mortgage on or before May 1, 2016, such that the maturity date of the new mortgage facility is no earlier than July 15, 2017; and requires the repayment of not less than $35.0 million by May 1, 2016, which must be paid from sources other than normal operations. This amount is classified in “Current maturities of long-term debt” in our Condensed Consolidated Balance Sheet as of October 3, 2015. “Sources other than normal operations” may include proceeds received from a mortgage refinancing, a rights offering, or other non-operating activities.
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
The U.S. revolving credit facility has a final maturity date of April 15, 2017, and maximum available credit of $467.5 million, which includes the $20.0 million Tranche A Loan. The $20 million Tranche A Loan is classified in “Current maturities of long-term debt” in our Condensed Consolidated Balance Sheet as of October 3, 2015. The U.S. revolving credit facility also includes an additional $75.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $542.5 million.
Our subsidiary BlueLinx Building Products Canada Ltd. has a revolving credit agreement with Canadian Imperial Bank of Commerce (the “Canadian revolving credit facility”) due upon the earlier of August 12, 2018 or the maturity date of the U.S. revolving credit facility, as per the approval from the lender on November 6, 2015. The Canadian revolving credit facility has a maximum available credit of $10.0 million, and also provides for an additional $5.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $15.0 million.
As of October 3, 2015, we had total outstanding borrowings of $283.7 million and excess availability of $64.2 million under the terms of these revolving credit facilities. We are in compliance with all covenants under these revolving credit facilities.
Mortgage
As of October 3, 2015, the balance on our mortgage loan was $168.8 million. This amount is classified in “Current maturities of long-term debt” in our Condensed Consolidated Balance Sheet as of October 3, 2015. The mortgage is secured by our owned distribution facilities. The mortgage carries a prepayment penalty of approximately $1.0 million per month through December 31, 2015. Principal payments of approximately $0.2 million are due monthly, with the remaining balance of the mortgage of approximately $166.7 million due on July 1, 2016. Under the terms of our mortgage, as amended, we remit certain funds to the mortgage servicer to be held as cash collateral. This cash collateral may be used to prepay the mortgage. As of October 3, 2015, there was approximately $5.9 million in cash collateral, recorded in “Other current assets” on the Condensed Consolidated Balance Sheet. We are currently exploring various means to address the upcoming maturity of the mortgage. We have engaged a broker, Eastdil Secured L.L.C., to help us refinance our mortgage prior to its maturity, and expect to generate liquidity by refinancing the mortgage for more than the outstanding balance. Although we expect to refinance, extend, or replace the mortgage prior to its maturity, and, in no event later than as required under our U.S. revolving credit facility, there can be no assurance that we will be able to do so.

Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first nine months of fiscal 2015 was $28.3 million, compared to net cash used in operating activities of $53.4 million in the first nine months of fiscal 2014, an improvement of 47.1%, year over year. Net cash used in operations in the first nine months of fiscal 2015 was primarily driven by decreases compared to the corresponding prior period of $28.9 million in inventories, and $12.7 million in accounts receivable; offset by decreases in accounts payable of $10.8 million, and activity in various other accounts.
Investing Activities
Net cash used in investing activities for the first nine months of fiscal 2015 was $0.9 million compared to net cash provided by investing activities of $5.4 million in the first nine months of fiscal 2014. The decrease was due to a lack of real estate sales in fiscal 2015 as compared to fiscal 2014. The 2014 net cash provided by investing activities included $6.9 million of proceeds related to the sale of the Portland, Oregon, distribution center in the first nine months of fiscal 2014.
Financing Activities
Net cash provided by financing activities of $31.5 million for the first nine months of fiscal 2015 reflected net borrowings on the revolving lines of credit of $52.9 million, offset by a decrease in bank overdrafts of $9.2 million. The net cash provided by financing activities of $50.8 million in the first nine months of fiscal 2014 primarily was driven by net borrowings on the revolving lines of credit, partially offset by principal payments on the mortgage. We anticipate borrowings on our revolving lines of credit to fluctuate due to seasonal factors, with higher borrowings expected during the typically strong second and third quarters, and lower borrowings anticipated during the typically slower fourth and first quarters.
Working Capital
Working capital is an important measurement used in determining the efficiencies of our operations and our ability to readily convert assets into cash. The material components of working capital for us include accounts receivable, inventory, accounts payable, and bank overdrafts. The current portion of our long-term debt has been excluded due to the significant variance during the period resulting from amounts anticipated to be refinanced or otherwise addressed. Working capital management helps to ensure that we can maximize our return on assets and continue to invest in the operations for future growth.
Our working capital requirements reflect the seasonal nature of our business. Working capital components at October 3, 2015, compared to January 3, 2015, increased on a net basis due to increases in purchase volume associated with continued demand heading into the early fourth quarter of fiscal 2015, and seasonal payment patterns. We anticipate the accounts receivable and inventory components of our working capital calculation will continue to fluctuate on a seasonal basis. Our inventories and receivables increased from year-end by $12.5 million and $42.8 million, respectively, reflecting a decreasing rate of increase from the previous quarter, as we begin to wind down our peak selling season.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the third quarter of fiscal 2015, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
As of October 3, 2015, we have not recorded an accrual in connection with litigation regarding a company vehicle accident that occurred in the third quarter of 2015, because, at this time, we are unable to reasonably determine whether any potential loss is probable or reasonably possible. In addition, we currently are unable to provide a reasonable estimate of the potential loss or range of loss, if any, that may result from any such contingencies.
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
Although we currently intend to take actions designed to bring our stock price within the required compliance levels within the NYSE’s specified time frame, we cannot assure that we will take actions, or that our plans will be successful within that time frame, or at all. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline. Delisting could also make it more difficult for us to raise additional capital. The Company intends to actively monitor the closing share price for its common stock and will consider available options, including equity-based actions, such as a reverse stock split, to resolve the deficiency and regain compliance.
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

BlueLinx Holdings Inc.
(Registrant)

Date: November 12, 2015	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer

EXHIBIT INDEX
Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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