Form 10-K
period 2016-01-02
BlueLinx Holdings Inc.
filed 2016-03-28
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 4, 2015 was $23,042,559, based on the closing price on the New York Stock Exchange of $1.00 per share on July 2, 2015.
As of March 28, 2016, the registrant had 90,054,008 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference to the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 2, 2016.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended January 2, 2016

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us,” and “our” refer to BlueLinx Holdings Inc. and its subsidiaries. BlueLinx Corporation is the wholly-owned operating subsidiary of BlueLinx Holdings Inc. and is referred to herein as the “operating company” when necessary. Reference to “fiscal 2015” refers to the 52-week period ended January 2, 2016. Reference to “fiscal 2014” refers to the 52-week period ended January 3, 2015.  Reference to “fiscal 2013” refers to the 53-week period ended January 4, 2014.
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

PART I
ITEM 1. BUSINESS
Company Overview
We are a leading distributor of building products in North America. The Company is headquartered in Atlanta, Georgia, with executive offices located at 4300 Wildwood Parkway, Atlanta, Georgia, and we operate our distribution business through a network of 44 distribution centers located throughout the United States (“U.S.”). We serve most major metropolitan areas in the U.S, and deliver building products to a variety of wholesale and retail customers.
Fiscal Year
Fiscal 2015 comprised 52 weeks, fiscal 2014 comprised 52 weeks, and fiscal 2013 comprised 53 weeks.
Products and Services
We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 40%, 41%, and 44% of our fiscal 2015, fiscal 2014, and fiscal 2013 gross sales, respectively, include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Specialty products, which represented approximately 60%, 59%, and 56% of our fiscal 2015, fiscal 2014, and fiscal 2013 gross sales, respectively, include roofing, insulation, specialty panels, moulding, engineered wood products, vinyl products (used primarily in siding), outdoor living, particle board, and metal products (excluding rebar and remesh). In some cases, these products are branded by us.
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
Warehouse sales are delivered from our warehouses to dealers, home improvement centers, and industrial users. Warehouse sales accounted for approximately 73% of our fiscal 2015 gross sales, and 71% of both our fiscal 2014 and fiscal 2013 gross sales.
Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Reload sales accounted for approximately 8% of our fiscal 2015 gross sales, and 10% of both our fiscal 2014 and fiscal 2013 gross sales.
Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 19% of our gross sales for fiscal years 2015, 2014, and 2013.

Competition
The U.S. building products distribution market is a highly fragmented market, served by a small number of multi-regional distributors, several regionally focused distributors, and a large number of independent local distributors. Local and regional distributors tend to be closely held and often specialize in a limited number of segments, in which they offer a broader selection of products. Some of our multi-regional competitors are part of larger companies and therefore have access to greater financial and other resources than those to which we have access. We compete on the basis of breadth of product offering, consistent availability of product, product price and quality, reputation, service, and distribution facility location.
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
Employees
As of January 2, 2016, we employed approximately 1,600 employees. We consider our relationship with our employees generally to be good.
Executive Officers
The following are the current executive officers of our Company as of March 28, 2016:
Mitchell B. Lewis, age 53, has served as our President and Chief Executive Officer, and as a Director of BlueLinx Holdings Inc. since January 2014. Mr. Lewis has held numerous leadership positions in the building products industry since 1992, including President and Chief Executive Officer of Euramax Holdings, Inc. from February 2008, through November 2013. Mr. Lewis also served as Chief Operating Officer in 2005, Executive Vice President in 2002, and group Vice President in 1997, of Euramax Holdings, Inc. and its predecessor companies. Prior to being appointed group Vice President, Mr. Lewis served as President of Amerimax Building Products, Inc. Prior to 1992, Mr. Lewis served as Corporate Counsel with Alumax Inc. and practiced law with Alston & Bird LLP, specializing in mergers and acquisitions.
Susan C. O’Farrell, age 52, has served as our Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer since May 2014. Prior to joining us, Ms. O’Farrell was a senior financial executive holding several roles with The Home Depot since 1999. As the Vice President of Finance, she led teams supporting the retail organization. Ms. O’Farrell was also responsible for the finance function for The Home Depot’s At Home Services Group. Ms. O’Farrell led the financial operations of The Home Depot, as well as served as the VP Finance for the Northern Division of the company. Ms. O’Farrell began her career with Andersen Consulting, LLP, leaving as an Associate Partner in 1996 for a strategic information systems role with AGL Resources. Ms. O’Farrell earned a Bachelor of Science degree in Business Administration from Auburn University and attended Emory University’s Executive Leadership program.
Shyam K. Reddy, age 41, has served as our Senior Vice President, General Counsel, and Corporate Secretary since June 1, 2015. Prior to joining us, Mr. Reddy served in roles as Senior Vice President, Chief Administrative Officer, General Counsel, and Corporate Secretary of Euramax Holdings, Inc., from March 2013 to March 2015. Prior to joining Euramax, Mr. Reddy was the Regional Administrator of the Southeast Sunbelt Region of the U.S. General Services Administration from March 2010 to March 2013. Prior to accepting the Presidential Appointment at the U.S. General Services Administration, Mr. Reddy practiced corporate law as a partner in the Atlanta office of Kilpatrick Townsend & Stockton. Mr. Reddy received a Juris Doctorate from the University of Georgia.
Environmental and Other Governmental Regulations
The Company is subject to various federal, state, provincial and local laws, rules, and regulations. We are subject to environmental laws, rules, and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of hazardous materials, substances and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances, and regulations are complex, change frequently and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders

(including orders to cease operations), and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew permits.
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
Securities Exchange Act Reports
The Company maintains a website at www.BlueLinxCo.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports, and amendments to those reports, that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934. These include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements. Additionally, our code of ethical conduct, the board committee charter for each of our audit committee, compensation committee, and nominating and governance committee, and our corporate governance guidelines are available on our website. If we make any amendment to our code of ethical conduct, or grant any waiver, including any implicit waiver, for any board member, our chief executive officer, our chief financial officer, or any other executive officer, we will disclose such amendment or waiver on our website.
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
Our industry is highly cyclical, and prolonged periods of weak demand or excess supply may reduce our net sales and/or margins, which may cause us to incur losses or reduce our net income.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, or restructure our debt. Obtaining additional capital or restructuring our debt could be accomplished in part through new or additional borrowings or placements of debt or securities. There is no assurance that we could obtain additional capital or refinance our debt on terms acceptable to us, or at all. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on the disposition of such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. We may incur substantial additional indebtedness in the future. Our incurring additional indebtedness would intensify the risks described above.
The instruments governing our indebtedness restrict our ability to dispose of assets and the use of proceeds from any such disposition.
Our obligations under the revolving credit facilities are secured by a first priority security interest in all of our operating subsidiaries, including BlueLinx Building Products Canada Ltd.’s (BlueLinx Canada) (for the Canadian revolving credit facility) inventories, accounts receivable, and proceeds from those items. Furthermore, the equity interest in all of our real estate subsidiaries which hold the real estate secured by our mortgage are subject to first and second priority interests in favor of our lenders, as applicable. The foregoing encumbrances may limit our ability to dispose of material assets or operations.
As of January 2, 2016, we had outstanding borrowings of $215.9 million and excess availability of $51.2 million under the terms of the U.S. revolving credit facility. As of January 2, 2016, we had outstanding borrowings of $2.9 million and excess availability of $1.4 million under the terms of our Canadian revolving credit facility. In addition, our mortgage loan is secured by the majority of our real property. As amended on March 24, 2016, our mortgage loan requires us to make a $60.0 million principal payment due no later than July 1, 2017, and a $55.0 million principal payment due no later than July 1, 2018. Pursuant to the mortgage loan, and except as expressly permitted thereunder, the net proceeds from any owned properties sold by us must be used to pay down mortgage principal, and these proceeds will be included in the aforementioned principal payments. We may incur substantial additional indebtedness in the future, and our incurring additional indebtedness would intensify the risks described above.
Accordingly, we may not be able to consummate any disposition of assets or obtain the net proceeds which we could realize from such disposition, and these proceeds may not be adequate to meet the debt service obligations then due. In the event of our breach of the revolving credit facilities or our mortgage loan, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets or otherwise exercise their remedies with respect to such interests.
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
As amended by the Eleventh and Twelfth Amendments (the “Amendments”) to the U.S. revolving credit facility, the U.S. revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.2 to 1.0 in the event our excess availability under the U.S. revolving credit facility falls below a defined range, adjusted on a seasonal basis, of $35.0 million to $39.0 million; and the amount equal to 12.5% of the lesser of (a) the sum of the borrowing base and the Tranche A borrowing base or (b) the Maximum Credit as defined in the U.S. revolving credit facility. If we fail to maintain this minimum excess availability, the U.S. revolving credit facility requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.
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
Our business operations could suffer significant losses from natural disasters, catastrophes, fire or other unexpected events.
While we operate our business out of 44 warehouse facilities and maintain insurance covering our facilities, including business interruption insurance, our warehouse facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes, and earthquakes, or by fire, adverse weather conditions, or other unexpected events or disruptions to our facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition, and results of operations.

Our industry is highly fragmented and competitive. If we are unable to compete effectively, our net sales and operating results will be reduced.
The building products distribution industry is highly fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing and availability of product, service, and delivery capabilities; customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors for their products, and affects the favorability of the terms on which we are able to obtain our products from our suppliers and sell our products to our customers.
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
As of January 2, 2016, we employed approximately 1,600 persons. Approximately 36% of our employees were represented by various labor union collective bargaining agreements, of which approximately 16% are up for renewal in fiscal 2016. Although we have generally had good relations with our unionized employees, and expect to renew collective bargaining agreements as they expire, no assurances can be provided that we will be able to reach a timely agreement as to the renewal of the agreements, and their expiration or continued work under an expired agreement, as applicable, could result in a work stoppage. In addition, we may become subject to material cost increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our selling, general, and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general, and administrative expenses. All of these factors could negatively impact our operating results and cash flows.
Increases in the cost of employee benefits, such as pension benefits, could impact our financial results and cash flow.
Unfavorable changes in the cost of our pension retirement benefits could materially adversely impact our financial results and cash flow. We sponsor a defined benefit pension plan covering many of our hourly unionized employees. Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates. In addition, the amount and timing of our pension funding obligations are influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974 (“ERISA”), the Pension Protection Act, Congressional Acts, or other governing bodies.
We also participate in various multi-employer pension plans in the U.S. Some of these plans are underfunded. If, in the future, we choose to withdraw from these plans, we likely would need to record a withdrawal liability, which may be material to our financial results.
Affiliates of Cerberus control us and may have conflicts of interest with other stockholders.
Cerberus Capital Management, L.P. (“Cerberus”), a private investment firm, beneficially owned approximately 52.7% of our common stock as of January 2, 2016. As a result, Cerberus is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of most corporate transactions or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders may not view as beneficial.
Two of our eight directors are employees of or current advisors to Cerberus. Cerberus also has sufficient voting power to amend our organizational documents. The interests of Cerberus may not coincide with the interests of other holders of our common stock. Additionally, Cerberus is in the business of making investments in companies, and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. In addition, because we are a controlled company within the meaning of the New York Stock Exchange (“NYSE”) rules, we are exempt from the NYSE requirements that our board be composed of a majority of independent directors, that our compensation committee be composed entirely of independent directors, and that we maintain a nominating/corporate governance committee composed entirely of independent directors.
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
These provisions may discourage, delay, or prevent a merger or acquisition at a premium price.
In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware, which also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. Further, certain of our incentive plans provide for vesting of stock options and/or payments to be made to our employees in connection with a change of control, which could discourage, delay, or prevent a merger or acquisition at a premium price.
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
On July 29, 2015, we were notified by the NYSE that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline. Delisting could also make it more difficult for us to raise additional capital. We intend to take actions designed to bring our stock price within the required compliance levels within the NYSE’s specified time frame, as the Board of Directors has approved a reverse stock split, subject to shareholder approval at our 2016 Annual Meeting, to seek to resolve the deficiency and regain compliance with the NYSE continued listing requirement.
Additionally, on January 26, 2016, we received notice from the NYSE that we were not in compliance with NYSE listing standards because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million, and, at the same time, our stockholders’ equity was less than $50 million. We timely notified the NYSE of our plan, and subsequently timely submitted a plan advising the NYSE of the definitive actions that we intend to take to regain conformity with this NYSE listing standard within an 18 month cure period. Within 45 days of the submission of this plan, the NYSE will determine whether we have made a reasonable demonstration of an ability to conform to the relevant standards within the cure period. If the NYSE accepts our plan, our common stock will continue to be listed and traded on the NYSE during the cure period, subject to our compliance with other continued listing standards, and we will be subject to quarterly monitoring by the NYSE for compliance with the plan. There can be no assurance that the NYSE will accept our plan, or that our plans to regain compliance will be successful.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
We operate our business out of 44 warehouse facilities. Owned land in Newtown, Connecticut, is held for sale, as are five warehouses, located in Lubbock, Texas; Little Rock, Arkansas; Norfolk, Virginia; Harlingen, Texas; and Pearl, Mississippi. The total square footage of our owned real property is approximately 10.2 million square feet.
Certain of our owned warehouse facilities secure our mortgage loan; and the parcel of land referred to above located in Newtown, Connecticut, secures a lien related to our 2012 pension funding waiver from the Pension Benefit Guaranty Corporation, which expires in funding year 2017. Additionally, we lease two warehouse facilities owned by our pension plan. The following table summarizes our real estate facilities including their inside square footage:

Property Type	Number	Owned Facilities (sq. ft.)	Leased Facilities (sq. ft.)
Office Space (1)	3	—	167,308
Warehouses and other real property	51	10,215,686	220,600
TOTAL	54	10,215,686	387,908

(1)	Consists of our corporate headquarters, including a sales center, in Atlanta; and sales centers in Denver and Vancouver.
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our equity securities consist of one class of common stock, which is traded on the New York Stock Exchange under the symbol “BXC”. The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as quoted on the New York Stock Exchange:

	High	Low
Fiscal Year Ended January 2, 2016
First Quarter	$1.17	$0.91
Second Quarter	$1.28	$0.95
Third Quarter	$1.02	$0.54
Fourth Quarter	$0.80	$0.40
Fiscal Year Ended January 3, 2015
First Quarter	$1.96	$1.25
Second Quarter	$1.47	$1.07
Third Quarter	$1.39	$1.11
Fourth Quarter	$1.35	$1.11
As of January 2, 2016, there were 38 shareowner accounts of record, and, as of that date we estimate there were approximately 1,400 beneficial owners holding our common stock in nominee or “street” name.
We do not pay dividends on our common stock. Future dividend payments, if dividends are declared at a future date, are subject to contractual restrictions under our U.S. revolving credit facility.
Performance Graph
This section is not required, as we are a Smaller Reporting Company.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth certain historical financial data of our Company. The selected financial data for the fiscal years ended January 2, 2016, January 3, 2015, January 4, 2014, December 29, 2012, and December 31, 2011, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K, or from financial statements in prior Annual Reports. The following information should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended January 2, 2016	Year Ended January 3, 2015	Year Ended January 4, 2014	Year Ended December 29, 2012	Year Ended December 31, 2011
	(In thousands, except per share data)
Statements of Operations Data:
Net sales	$1,916,585	$1,979,393	$2,151,972	$1,907,842	$1,755,431
Net loss	$(11,576)	$(13,872)	$(40,618)	$(23,027)	$(38,567)
Per Share Data:
Basic and diluted net loss per share applicable to common stock	$(0.13)	$(0.16)	$(0.51)	$(0.35)	$(0.82)
Other Financial Data:
EBITDA (1)	25,660	22,684	(12,490)	14,081	1,791
Adjusted EBITDA (1)	24,808	24,583	1,324	6,028	(8,181)
Balance Sheet Data (at end of period):
Operating working capital (3)	278,462	300,331	304,040	281,349	242,460
Total assets	513,142	538,982	528,489	542,451	501,282
Total debt (2)	397,616	413,976	405,077	381,498	338,384

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

(3)
Operating working capital is defined as current assets less current liabilities plus the current portion of long-term debt; and prior year presentation has been conformed to this definition. We believe that excluding the current portion of long-term debt more accurately reflects the nature of our operating working capital components.

A reconciliation of net loss to EBITDA and Adjusted EBITDA for each of the respective periods indicated is as follows:

	Year Ended January 2, 2016	Year Ended January 3, 2015	Year Ended January 4, 2014	Year Ended December 29, 2012	Year Ended December 31, 2011
	(In thousands)
Net loss	$(11,576)	$(13,872)	$(40,618)	$(23,027)	$(38,567)
Interest expense	27,342	26,771	28,024	28,157	28,834
Provision for (benefit from) income taxes	153	312	(9,013)	386	962
Depreciation and amortization	9,741	9,473	9,117	8,565	10,562
EBITDA (1)	25,660	22,684	(12,490)	14,081	1,791
Gain on sale of properties	—	(5,251)	(5,220)	(9,885)	(10,604)
Share-based compensation expense, excluding restructuring	2,051	2,351	3,222	2,797	1,974
Restructuring, severance, debt fees, and other	(2,903)	4,799	12,123	—	1,382
Loss (gain) from closed distribution centers	—	—	3,689	(489)	477
Gain from insurance settlement	—	—	—	(476)	(1,230)
Gain from modification of lease agreement	—	—	—	—	(1,971)
Adjusted EBITDA (1)	$24,808	$24,583	$1,324	$6,028	$(8,181)

(1)	See above regarding calculation and presentation of EBITDA and Adjusted EBITDA.
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
Executive Level Overview
Company Background
BlueLinx is a leading distributor of building products in North America. With a combination of market position and geographic coverage, the strength of a local and national sales force, the buying power of centralized procurement, and the efficiencies of centralized accounting and systems technologies, BlueLinx is able to provide a wide range of value-added services and solutions to our customers and suppliers.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Over the past five years, conditions in the U.S. housing market have continued to remain at historically low levels, as suggested by annual data on housing starts since the 1960s. Nevertheless, we believe that U.S. housing demand will improve in the long term.

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

Results of Operations
Fiscal 2015 Compared to Fiscal 2014

The following table sets forth our results of operations for fiscal 2015 and fiscal 2014. Fiscal 2015 and 2014 both comprised 52 weeks.

	Fiscal 2015	% of Net Sales	Fiscal 2014	% of Net Sales
	(Dollars in thousands)
Net sales	$1,916,585	100.0%	$1,979,393	100.0%
Gross profit	222,472	11.6%	229,104	11.6%
Selling, general, and administrative	195,941	10.2%	211,346	10.7%
Gains from sales of property	—	—%	(5,251)	(0.3)%
Depreciation and amortization	9,741	0.5%	9,473	0.5%
Operating income	16,790	0.9%	13,536	0.7%
Interest expense, net	27,342	1.4%	26,771	1.4%
Other expense, net	871	—%	325	—%
Loss before provision for income taxes	(11,423)	(0.6)%	(13,560)	(0.7)%
Provision for income taxes	153	—%	312	—%
Net loss	$(11,576)	(0.6)%	$(13,872)	(0.7)%

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume, and dollar and percentage changes in unit volume and price versus comparable prior periods. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2015	Fiscal 2014
	(Dollars in millions)
Sales by category
Structural products	$773	$831
Specialty products	1,167	1,169
Other (1)	(23)	(21)
Total sales	$1,917	$1,979
Sales variances $
Unit volume $ change	$9	$(90)
Price/other (1)	(71)	(83)
Total $ change	$(62)	$(173)
Sales variances %
Unit volume % change	0.4%	(4.3)%
Price/other % change (1)	(3.6)%	(3.7)%
Total % change	(3.2)%	(8.0)%
(1)“Other” includes service revenue, unallocated allowances, and/or discounts.

The following table sets forth changes in gross margin dollars and percentages by product category, and percentage changes in unit volume growth by product, versus comparable prior periods. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2015	Fiscal 2014
	(Dollars in millions)
Gross Profit $ by category
Structural products	$63	$69
Specialty products	156	156
Other (1)	3	4
Total gross profit	$222	$229
Gross margin % by category
Structural products	8.2%	8.3%
Specialty products	13.4%	13.4%
Total gross margin %	11.6%	11.6%
Unit volume % change by product
Structural products	0.9%	(9.9)%
Specialty products	0.1%	0.1%
Total unit volume % change	0.4%	(4.3)%
(1)“Other” includes service revenue, unallocated allowances, and discounts.
Net sales. Net sales decreased by 3.2%, or $62.8 million, from $2.0 billion in fiscal 2014 to $1.9 billion in fiscal 2015. This decrease was largely driven by a decline in commodity prices of structural products, the impact of which was approximately $66.6 million in fiscal 2015, offset by a unit volume increase of 0.9%. Specialty sales declined slightly, with a $2.0 million decline on flat unit volumes.
Gross profit. Total gross profit for fiscal 2015 was $222.5 million, compared to $229.1 million in fiscal 2014. Gross margin overall was flat from fiscal 2014 to 2015, at 11.6%. Though structural unit volume increased 0.9%, the $6.6 million decrease in gross profit can be largely attributed to steadily declining commodity prices in 2015. Both structural and specialty gross margin percentages remained essentially flat from fiscal year 2014 to fiscal year 2015.
Selling, general, and administrative. Selling, general, and administrative expenses for fiscal 2015 were $195.9 million, or 10.2% of net sales, compared to $211.3 million, or 10.7% of net sales, during fiscal 2014. The decrease in selling, general, and administrative expenses included cost savings realized from a $7.6 million decrease in costs related to restructuring and litigation; a savings of $4.1 million in fuel, due to a fuel purchase commitment and lower market fuel prices; and a decrease in management consulting and other professional fees of $1.8 million.
Interest expense, net. Interest expense for fiscal 2015 was $27.3 million compared to $26.8 million for fiscal 2014. The increase of $0.5 million relates largely to an increase in interest expense on our U.S. revolving credit facility.
Provision for (benefit from) income taxes. Our effective tax rate was (1.3)% and (2.3)% for fiscal 2015 and fiscal 2014, respectively. The effective tax rate for both fiscal 2015 and 2014 largely is due to a full valuation allowance recorded against our tax benefit related to our losses incurred during those years. The effect of the valuation allowance for fiscal 2015 and fiscal 2014 was offset by state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis partially offset by various refundable tax credits.

Fiscal 2014 Compared to Fiscal 2013
The following table sets forth our results of operations for fiscal 2014 and fiscal 2013. Fiscal 2014 comprised 52 weeks, and fiscal 2013 comprised 53 weeks.

	Fiscal 2014	% of Net Sales	Fiscal 2013	% of Net Sales
	(Dollars in thousands)
Net sales	$1,979,393	100.0%	$2,151,972	100.0%
Gross profit	229,104	11.6%	228,483	10.6%
Selling, general, and administrative	211,346	10.7%	245,887	11.4%
Gains from sales of property	(5,251)	(0.3)%	(5,220)	(0.2)%
Depreciation and amortization	9,473	0.5%	9,117	0.4%
Operating income (loss)	13,536	0.7%	(21,301)	(1.0)%
Interest expense, net	26,771	1.4%	28,024	1.3%
Other expense, net	325	—%	306	—%
Loss before (benefit from) provision for income taxes	(13,560)	(0.7)%	(49,631)	(2.3)%
Provision for (benefit from) income taxes	312	—%	(9,013)	(0.4)%
Net loss	$(13,872)	(0.7)%	$(40,618)	(1.9)%

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
(1)“Other” includes service revenue, unallocated allowances, and discounts.
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
(1)“Other” includes service revenue, unallocated allowances, and discounts.
(2)Excludes the impact of unit volume changes related to the five distribution centers closed as part of the 2013 restructuring.
Net sales. Net sales decreased by 8.0%, or $172.6 million, from $2.2 billion in fiscal 2013 to $2.0 billion in fiscal 2014. This decrease was primarily related to the $85.6 million impact of the five distribution centers closed as part of the 2013 restructuring and the $19.2 million impact from fiscal 2013 comprising 53 weeks versus 52 weeks in fiscal 2014. In addition, the Company focused on the profitability of every sale, and pursued low margin structural business less aggressively. As a result, structural unit volumes were down approximately $83.0 million for the year, partially offset by unit volume increases in specialty products.
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
Selling, general, and administrative. Selling, general, and administrative expenses for fiscal 2014 were $211.3 million, or 10.7% of net sales, compared to $245.9 million, or 11.4% of net sales, during fiscal 2013. The decrease in selling, general, and administrative expenses primarily was due to cost control measures implemented in fiscal 2014, including cost savings realized from fiscal 2013 restructuring efforts of $3.3 million in fiscal 2014. Payroll, commissions, and incentives decreased year over year by $16.3 million. Third party freight improved by $3.4 million, of which $2.3 million was specifically related to closed distribution centers, and the remaining $1.1 million improvement is driven by lower sales volume and cost control efforts. Additionally, bad debt expense improved by $1.6 million due to continued favorable accounts receivable performance.
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
Provision for (benefit from) income taxes. Our effective tax rate was (2.3)% and 18.2% for fiscal 2014 and fiscal 2013, respectively. The effective tax rate for fiscal 2014 largely is due to a full valuation allowance recorded against our tax benefit related to our fiscal 2014 loss. The effective tax rate for fiscal 2013 largely is due to a full valuation allowance recorded against our tax benefit and an allocation of income tax expense to other comprehensive loss for an actuarial gain associated with our pension plan which resulted in a benefit to continuing operations. The effect of the valuation allowance for fiscal 2014 and fiscal 2013 was offset by state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis partially offset by various refundable tax credits.

Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations and borrowings under our revolving credit facilities. We expect that these sources will fund our ongoing cash requirements for the foreseeable future. We believe that sales in the normal course of our operations and amounts currently available from our revolving credit facilities and other sources will be sufficient to fund our routine operations and working capital requirements for at least the next 12 months.
Sources and Uses of Cash
Operating Activities
During fiscal 2015, cash flows provided by operating activities totaled $39.9 million. The primary driver of cash flows provided by operations were improvements in working capital components, including a decrease in inventory of $15.9 million, a decrease in receivables of $6.0 million, and an increase in accounts payable of $20.8 million. Our operating cash flow continues to improve substantially, as operating cash flows improved over fiscal 2014 by $52.2 million, from a net cash usage of $12.3 million in fiscal 2014. In the prior year, 2014 cash flows from operating activities improved by $27.6 million compared to the fiscal 2013 cash used in operations of $39.9 million, which largely were driven by a net loss of $40.6 million.
Investing Activities
During fiscal 2015, our net cash used in investing activities was $0.8 million, which included expenditures for property and equipment of approximately $1.6 million, partially offset by proceeds from the disposition of property and equipment of $0.8 million, which were primarily related to the sale of fully depreciated equipment. Gains on these sales are immaterial, and are included in “Other” adjustments to reconcile net loss to net cash provided by (used in) operating activities on the Statements of Cash Flows. The fiscal 2015 expenditures were primarily to purchase machinery and equipment. The majority of our capital expenditures for fiscal 2015 and 2014 were financed by our use of the U.S. revolving credit facility. During fiscal 2014 and fiscal 2013, net cash provided by investment activities of $4.4 million and $5.5 million, respectively, substantially was driven by the sale of real properties.
In fiscal 2016, we may sell certain owned properties, and/or perform sale and lease back transactions of certain of our owned properties.
Financing Activities
Net cash used in financing activities was $38.8 million during fiscal 2015, which primarily reflected net repayments on our revolving credit facilities of $12.0 million; payments of principal on our mortgage of $9.5 million; and a $10.0 million decrease in bank overdrafts.
Working Capital
Working capital is an important measurement used in determining the efficiencies of our operations and our ability to readily convert assets into cash. The material components of working capital for us include current assets, less current liabilities, excluding the current portion of our long-term debt. Working capital management helps to ensure the organization can maximize our return and continue to invest in the operations for future growth.
Our working capital requirements reflect the seasonal nature of our business. Working capital decreased by $21.9 million to $278.5 million as of January 2, 2016, from $300.3 million as of January 3, 2015. The decrease in working capital primarily reflected a decrease in inventories of $15.9 million, a decrease of $6.0 million in accounts receivable, and an increase in accounts payable of $20.8 million, partially offset by a decrease in bank overdrafts of $10.0 million and an increase in other current assets of $8.7 million. We anticipate the current portion of long-term debt component of the working capital calculation to experience significant changes only upon current maturity events in the new mortgage structure.
Debt and Credit Sources
On August 4, 2006, we entered into our U.S. revolving credit facility, as later amended, with several lenders including Wells Fargo Bank, National Association. The U.S. revolving credit facility has a final maturity of July 15, 2017, with a maximum available revolving credit of $370.0 million, which includes the $20.0 million Tranche A Loan, the maturity date of which coincides with the U.S. revolving credit facility. Amounts outstanding under the U.S. revolving credit facility are secured on a first priority basis by substantially all of our personal property and trade fixtures, including all accounts receivable, general intangibles, inventory, and equipment. Our obligations under the U.S. revolving credit facility are also secured by a second priority interest in the equity of our real estate subsidiaries which hold the real estate that secures our mortgage loan described below.
Subsequent to January 2, 2016, we amended the U.S. revolving credit facility with the Amendments. The Eleventh Amendment, executed on March 10, 2016, allowed the Company to access the high selling season advance rates beginning on March 10, 2016, rather than April 1, 2016, through the high selling season as contemplated therein. The Eleventh Amendment also required the Company to maintain Excess Availability of not less than $35.0 million at all times.
On March 24, 2016, we extended and amended our U.S. revolving credit facility, including the Tranche A Loan, with the Twelfth Amendment to the U.S. revolving credit facility. The Twelfth Amendment extended the maturity date of the U.S. revolving credit facility to July 15, 2017, reduced the maximum borrowing capacity from $467.5 million to $370.0 million, inclusive of the Tranche A loan; and removed the $75.0 million uncommitted accordion credit facility. Additionally, the previous requirement of a $35.0 million payment by May 1, 2016, has been waived. The Tranche A Loan shall be subject to certain credit line reductions, with $6.0 million in commitment reductions by December 1, 2016. Full repayment of the Tranche A Loan shall be achieved by July 15, 2017.
As of January 2, 2016, we had outstanding borrowings of $215.9 million and excess availability of $51.2 million under the terms of the U.S. revolving credit facility. The interest rate on the U.S. revolving credit facility was 4.2% at January 2, 2016.
Our subsidiary, BlueLinx Canada, has the Canadian revolving credit facility with Canadian Imperial Bank of Commerce due upon the the earlier of August 12, 2018, or the maturity date of the U.S. revolving credit facility. The Canadian revolving credit facility has a maximum available credit of $10.0 million. The Canadian revolving credit facility also provides for an additional $5.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $15.0 million.
As of January 2, 2016, we had outstanding borrowings of $2.9 million and excess availability of $1.4 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 3.7% at January 2, 2016.
Our U.S. and Canadian revolving credit facilities contain customary covenants and restrictions for asset based loans. As provided for in the Amendments, the only covenant we deem material is a requirement that we maintain a fixed charge coverage ratio of 1.2 to 1.0 in the event our excess availability under the U.S. revolving credit facility falls below the greater of a defined range, adjusted on a seasonal basis, of $35.0 million to $39.0 million; or the amount equal to 12.5% of the lesser of (a) the sum of the borrowing base and the Tranche A borrowing base or (b) the Maximum Credit as defined in the U.S. revolving credit facility. We do not anticipate that our excess availability will drop below the Excess Availability Threshold as defined in the U.S. revolving credit facility in the foreseeable future; however, if we did fall below this threshold, we currently would not meet the required fixed charge coverage ratio. We are in compliance with all covenants under these revolving credit facilities.
We also have a mortgage loan, secured by our owned distribution facilities, with German American Capital Corporation and Wells Fargo Bank, which had a ten year initial term. On March 24, 2016, we extended and amended our mortgage loan, with the Seventeenth Amendment to the Mortgage Loan (“Seventeenth Amendment”). Our mortgage is now due on July 1, 2019, subject to a $60.0 million principal payment due no later than July 1, 2017, and a $55.0 million principal payment due no later than July 1, 2018, except as otherwise permitted in the Seventeenth Amendment. The proceeds from any owned properties sold by us must be used to pay mortgage principal, and these proceeds will be included in the aforementioned principal payments. The mortgage requires monthly interest-only payments, at an interest rate of 6.35%. Subject to certain exceptions, as defined in the Seventeenth Amendment, the net proceeds from any owned properties sold by us must exceed certain minimum release prices (unless otherwise agreed to by the lender) and be used to pay mortgage principal. As a condition to the amendment to the mortgage agreement, the lender under the mortgage loan received a first priority pledge of the equity in the Company’s subsidiaries which hold the real property that secures the mortgage loan.
Under our previous mortgage terms, we were required to transfer certain funds to be held as collateral, and all funds released pursuant to those provisions could only be used by us to pay for specified expenditures or to pre-pay the mortgage. The previously required cash collateral account is no longer required by the amended mortgage terms, and the lender committed to return the $3.1 million account balance to us promptly after March 24, 2016.
Pension Funding Obligations
We currently are required to make four quarterly cash contributions during fiscal 2016 and 2017 of approximately $1.0 million related to our 2016 minimum required contribution, which totals approximately $4.2 million. In 2012, we obtained a funding waiver for that plan year, which continues to be repaid over the successive five-year period, through the 2017 funding year, with principal and interest payments totaling $0.7 million each year. In 2013, we contributed real property to the pension plan to satisfy minimum contribution requirements; which, though recognized for funding purposes, was not recognized under generally accepted accounting principles (“GAAP”), as although the pension plan has legal title to the assets, we maintain a right of first refusal, which is a form of continuing involvement, thereby prohibiting sale recognition under GAAP. We continue to evaluate pension funding obligations and requirements in order to meet our obligations while maintaining flexibility for working capital requirements. See Item 8, Note 9, which is incorporated herein by reference.
Contractual Commitments
This section is not required, as we are a Smaller Reporting Company.
Off-Balance Sheet Arrangements
As of January 2, 2016, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S, which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that our most critical accounting policies and estimates relate to (1) revenue recognition; (2) our defined benefit pension plan; and (3) income taxes.
Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results ultimately may differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to the Notes to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable and collectability is reasonably assured. For us, this generally means that we recognize revenue when title to our products is transferred to our customers. Title usually transfers upon shipment to or receipt at our customers’ locations, as determined by the specific sales terms of each transaction. Our customers can earn certain incentives including, but not limited to, cash and functional discounts. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance, and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates, and recorded once they have been determined.
Defined Benefit Pension Plan
We sponsor and contribute to a defined benefit pension plan covering some of our unionized employees. Management is required to make certain critical estimates related to actuarial assumptions used to determine our pension expense and related obligation. We believe the most critical assumptions are related to (1) the discount rate used to determine the present value of the liabilities and (2) the expected long-term rate of return on plan assets. All of our actuarial assumptions are reviewed annually, or upon any mid-year curtailment or settlement, should any such event occur. Changes in these assumptions could have a material impact on the measurement of our pension expense and related obligation. At each measurement date, we determine the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plan. As of January 2, 2016, and January 3, 2015, the weighted-average discount rate used to compute our benefit obligation was 4.52% and 4.19%, respectively. The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure our plan has sufficient funds to meet its benefit obligations when they become due. As a result, we periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our pension expense was 7.54% and 7.85% for fiscal years 2015 and 2014, respectively.
 The impact of a 0.25% change in these critical assumptions is as follows:

Change in Assumption	Effect on 2016 Pension Expense	Effect on Accrued Pension Liability at January 2, 2016
	(In thousands)
0.25% decrease in discount rate	$53	$3,584
0.25% increase in discount rate	$(52)	$(3,410)
0.25% decrease in expected long-term rate of return on assets	$198	$—
0.25% increase in expected long-term rate of return on assets	$(198)	$—
In fiscal 2015, we determined that almost all of the participants in the pension plan were inactive. Accordingly, beginning in fiscal 2015, we began amortizing actuarial gains and losses over the estimated average remaining life expectancy of the inactive participants, rather than the estimated average remaining service period of the active participants.
Additionally, for fiscal 2016 and subsequent years, we adopted the most recent mortality tables issued by the Society of Actuaries, the RP-2015 mortality tables with blue-collar adjustment.
The sensitivity analysis presented, above, reflects these assumptions.
Income Taxes
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained, (2) the tax position is “more likely than not” to be sustained, but for a lesser amount, or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to Note 5 of Notes to Consolidated Financial Statements.
A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Settlement of any particular issue would usually require the use of cash.
Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual tax rate reflected in our consolidated financial statements is different from that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year and manner in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecast taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. As of January 2, 2016, we had fully reserved our deferred tax assets. We may not generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 1 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section is not required, as we are a Smaller Reporting Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of BlueLinx Holdings Inc.

We have audited the accompanying consolidated balance sheet of BlueLinx Holdings Inc. and subsidiaries (the “Company”) as of January 2, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the fiscal year ended January 2, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlueLinx Holdings Inc. and subsidiaries at January 2, 2016, and the results of their operations and their cash flows for the fiscal year ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 28, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia
March 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries
We have audited the accompanying consolidated balance sheet of BlueLinx Holdings Inc. and subsidiaries as of January 3, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the fiscal years ended January 3, 2015 and January 4, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BlueLinx Holdings Inc. and subsidiaries at January 3, 2015, and the consolidated results of their operations and their cash flows for the fiscal years ended January 3, 2015 and January 4, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 19, 2015 except for Note 16, as to which the date is March 28, 2016

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	January 2, 2016	January 3, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$4,808	$4,522
Receivables, less allowances of $3,167 in fiscal 2015 and $3,112 in fiscal 2014	138,545	144,537
Inventories, net	226,660	242,546
Other current assets	32,011	23,289
Total current assets	402,024	414,894
Property and equipment:
Land and improvements	40,108	41,095
Buildings	89,006	90,161
Machinery and equipment	79,173	77,279
Construction in progress	255	1,188
Property and equipment, at cost	208,542	209,723
Accumulated depreciation	(106,966)	(104,456)
Property and equipment, net	101,576	105,267
Other non-current assets	9,542	15,804
Total assets	$513,142	$535,965
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$88,087	$67,291
Bank overdrafts	17,287	27,280
Accrued compensation	4,165	5,643
Current maturities of long-term debt	6,611	2,679
Other current liabilities	14,023	14,349
Total current liabilities	130,173	117,242
Non-current liabilities:
Long-term debt	377,773	400,257
Pension benefit obligation	36,791	41,763
Other non-current liabilities	14,301	12,729
Total liabilities	559,038	571,991
STOCKHOLDERS’ DEFICIT
Common Stock, $0.01 par value, Authorized - 200,000,000 shares, Issued - 89,438,466 and 88,748,638 respectively	894	888
Additional paid-in capital	255,100	253,051
Accumulated other comprehensive loss	(34,774)	(34,425)
Accumulated deficit	(267,116)	(255,540)
Total stockholders’ deficit	(45,896)	(36,026)
Total liabilities and stockholders’ deficit	$513,142	$535,965

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Fiscal Year Ended January 2, 2016	Fiscal Year Ended January 3, 2015	Fiscal Year Ended January 4, 2014
	(In thousands, except per share data)
Net sales	$1,916,585	$1,979,393	$2,151,972
Cost of sales	1,694,113	1,750,289	1,923,489
Gross profit	222,472	229,104	228,483
Operating expenses:
Selling, general, and administrative	195,941	211,346	245,887
Gains from sales of property	—	(5,251)	(5,220)
Depreciation and amortization	9,741	9,473	9,117
Total operating expenses	205,682	215,568	249,784
Operating income (loss)	16,790	13,536	(21,301)
Non-operating expenses:
Interest expense	27,342	26,771	28,024
Other expense, net	871	325	306
Loss before provision for (benefit from) income taxes	(11,423)	(13,560)	(49,631)
Provision for (benefit from) income taxes	153	312	(9,013)
Net loss	$(11,576)	$(13,872)	$(40,618)

Basic and diluted weighted average number of common shares outstanding	87,500	86,001	80,163
Basic and diluted net loss per share applicable to common shares outstanding	$(0.13)	$(0.16)	$(0.51)

Comprehensive loss:
Net loss	$(11,576)	$(13,872)	$(40,618)
Other comprehensive loss:
Foreign currency translation, net of tax	(759)	(481)	(161)
Amortization of unrecognized pension gain (loss), net of tax	410	(17,651)	13,910
Total other comprehensive (loss) income	(349)	(18,132)	13,749
Comprehensive loss	$(11,925)	$(32,004)	$(26,869)

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 2, 2016	Fiscal Year Ended January 3, 2015	Fiscal Year Ended January 4, 2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,576)	$(13,872)	$(40,618)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	9,741	9,473	9,117
Amortization of debt issuance costs	2,990	3,156	3,184
Gain from sale of assets	—	(5,251)	(5,220)
Severance charges	1,432	2,067	5,607
Intraperiod income tax allocation related to pension plan	—	—	(8,894)
Pension expense	730	901	4,591
Share-based compensation	1,827	3,840	6,117
Other	(1,968)	(148)	748
Changes in operating assets and liabilities:
Accounts receivable	5,992	5,760	7,168
Inventories	15,886	(18,966)	6,479
Accounts payable	20,796	7,026	(17,585)
Prepaid assets	2,919	(942)	(3,062)
Quarterly pension contributions	(4,634)	(4,676)	(472)
Payments on restructuring liability	(726)	(2,805)	(3,057)
Other assets and liabilities	(3,482)	2,136	(3,984)
Net cash provided by (used in) operating activities	39,927	(12,301)	(39,881)
Cash flows from investing activities:
Property and equipment investments	(1,561)	(3,016)	(4,912)
Proceeds from disposition of assets	760	7,368	10,365
Net cash (used in) provided by investing activities	(801)	4,352	5,453
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(459)	(957)	(3,192)
Repayments on revolving credit facilities	(421,045)	(476,473)	(560,186)
Borrowings from revolving credit facilities	409,009	494,794	599,968
Principal payments on mortgage	(9,523)	(9,220)	(19,038)
Payments on capital lease obligations	(3,743)	(2,228)	(3,142)
(Decrease) increase in bank overdrafts	(9,993)	7,902	(16,007)
Decrease in restricted cash related to the mortgage	(3,052)	(6,066)	—
Debt financing costs	—	—	(2,900)
Proceeds from stock offering less expenses paid	—	—	38,715
Other	(34)	(315)	56
Net cash (used in) provided by financing activities	(38,840)	7,437	34,274
Increase (decrease) in cash	286	(512)	(154)
Cash, beginning of period	4,522	5,034	5,188
Cash, end of period	$4,808	$4,522	$5,034

Supplemental Cash Flow Information
Net income tax payments during the period	$693	$210	$332
Interest paid during the period	$23,775	$23,147	$24,706
Noncash transactions:
Equipment under capital leases	$5,075	$1,108	$5,069

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit Total
	Shares	Amount
	(In thousands)
Balance, December 29, 2012	63,664	$637	$209,815	$(30,042)	$(201,002)	$(20,592)
Net loss	—	—	—	—	(40,618)	(40,618)
Foreign currency translation adjustment, net of tax	—	—	—	(161)	—	(161)
Unrealized gain from pension plan, net of tax	—	—	—	13,910	—	13,910
Issuance of restricted stock, net of forfeitures	651	6	—	—	—	6
Vesting of performance shares	628	6	—	—	—	6
Issuance of stock related to rights offerings, net of expenses	22,857	229	38,384	—	—	38,613
Compensation related to share-based grants	—	—	6,117	—	—	6,117
Repurchase of shares to satisfy employee tax withholdings	(1,255)	(12)	(3,181)	—	—	(3,193)
Excess tax benefits from share-based compensation arrangements	—	—	16			16
Other	—	—	(1)	—	(1)	(2)
Balance, January 4, 2014	86,545	866	251,150	(16,293)	(241,621)	(5,898)
Net loss	—	—	—	—	(13,872)	(13,872)
Foreign currency translation adjustment, net of tax	—	—	—	(481)	—	(481)
Unrealized gain from pension plan, net of tax	—	—	—	(17,651)	—	(17,651)
Issuance of restricted stock, net of forfeitures	1,827	18	—	—	—	18
Vesting of performance shares	1,039	10	—	—	—	10
Compensation related to share-based grants	—	—	2,896	—	—	2,896
Repurchase of shares to satisfy employee tax withholdings	(662)	(6)	(957)	—	—	(963)
Excess tax benefits from share-based compensation arrangements	—	—	(16)			(16)
Other	—	—	(22)	—	(47)	(69)
Balance, January 3, 2015	88,749	888	253,051	(34,425)	(255,540)	(36,026)
Net loss	—	—	—	—	(11,576)	(11,576)
Foreign currency translation adjustment, net of tax	—	—	—	(759)	—	(759)
Unrealized gain from pension plan, net of tax	—	—	—	410	—	410
Issuance of restricted stock, net of forfeitures	575	5	—	—	—	5
Vesting of performance shares	551	5	—	—	—	5
Compensation related to share-based grants	—	—	2,051	—	—	2,051
Repurchase of shares to satisfy employee tax withholdings	(437)	(4)	(455)	—	—	(459)
Other	—	—	453	—	—	453
Balance, January 2, 2016	89,438	$894	$255,100	$(34,774)	$(267,116)	$(45,896)

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

Fiscal 2015 and fiscal 2014 both comprised 52 weeks, and fiscal 2013 comprised 53 weeks.
Use of Estimates
We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with U.S. GAAP. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates.
Recent Accounting Standards
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date by one year to December 15, 2017, for interim and annual reporting periods beginning after that date. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating how the adoption of this standard will impact our consolidated financial statements.
Going Concern. In September 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern.” The ASU requires management to evaluate relevant conditions, events, and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists within one year from the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.
Leases. In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either “finance” or “operating,” with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.
Inventories. In July 2015, the FASB issued ASU 2015-11, “Inventory.” The ASU requires entities that measure inventory using methods including the average cost method to measure inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.
Presentation of Debt Issuance Costs. We have adopted ASU 2015-03, “Interest - Imputation of Interest.” See Note 16.
Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This standard requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. It is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. We adopted ASU 2015-17 effective January 2, 2016, on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax liability to the net non-current deferred tax liability in our Consolidated Balance Sheet as of January 2, 2016. No prior periods were retrospectively adjusted. The adoption of this guidance had no impact on our consolidated results of operations.

Reclassifications
Certain other amounts in the prior years’ consolidated financial statements and notes have been revised to conform to the current year presentation. During fiscal 2015, we separately stated quarterly pension contributions, which historically had been presented as “Other” changes in the “Cash flows from operating activities.” To conform the historical presentation to the current and future presentation, we separately have detailed quarterly pension contributions in prior periods from “Other” changes in the “Cash flows from operating activities.” Additionally, some prior year items that were immaterial have been reclassified to “Other” changes in both “Cash flows from operating activities” and “Cash flows from financing activities.”

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
In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. When the consigned inventory is sold by the customer, we recognize revenue on a gross basis. Customer consigned inventory was approximately $4.9 million and $6.3 million as of January 2, 2016, and January 3, 2015, respectively.
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
Consideration Received from Vendors and Paid to Customers
Each year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels. We also receive rebates related to price protection and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory to reflect the net acquisition cost (purchase price less expected purchase rebates). As of January 2, 2016, and January 3, 2015, the vendor rebate receivable totaled $8.0 million and $7.1 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been immaterial.
In addition, we enter into agreements with many of our customers to offer customer rebates, generally based on achievement of specified sales levels and various marketing allowances that are common industry practice. We accrue for the payment of customer rebates based on sales to the customer, and also reduce sales to reflect the net sales (sales price less expected customer rebates). As of January 2, 2016, and January 3, 2015, the customer rebate payable totaled $6.6 million and $6.4 million, respectively. Adjustments to earnings resulting from revisions to rebate estimates have been immaterial.
Shipping and Handling
Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in “Selling, general, and administrative” expenses were $88.4 million, $91.8 million, and $99.7 million for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses of $0.5 million, $0.6 million, and $1.2 million were included in “Selling, general and administrative” expenses for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

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
Share-Based Compensation
We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche to the extent market and performance conditions are considered probable. The calculation of fair value related to share-based compensation is subject to certain assumptions discussed in more detail in Note 10. Management updates such estimates when circumstances warrant. All compensation expense related to our share-based payment awards is recorded in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Loss.
Income Taxes
We account for deferred income taxes using the liability method. Accordingly, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets and liabilities are recorded net, as current and noncurrent, when applicable. A valuation allowance is recorded to reduce deferred tax assets when necessary. For additional information about our income taxes, see Note 5.
Self-Insurance
For all fiscal years presented, the Company was self-insured, up to certain limits, for most workers’ compensation losses, employee health benefits, general liability, and automotive liability losses, all subject to varying “per occurrence” retentions or deductible limits. The Company provides for estimated costs to settle both known claims and claims incurred but not yet reported. Liabilities associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to us, as well as industry-wide loss experience and other actuarial assumptions. We determine our insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities and in the case of workers’ compensation a significant period of time elapses before the ultimate resolution of claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
2. Assets Held for Sale
In fiscal 2015, we designated certain properties as held for sale, due to strategic realignments of our business. At the time of designation, we ceased recognizing depreciation expense on these assets. As of January 2, 2016, and January 3, 2015, the net book value of total assets held for sale were $2.3 million and $0.9 million, respectively, and were included in “Other current assets” in our Consolidated Balance Sheets. Properties held for sale consist of: land in Newtown, Connecticut; and five warehouses, located in Lubbock, Texas; Little Rock, Arkansas; Norfolk, Virginia; Harlingen, Texas; and Pearl, Mississippi. We plan to sell these properties within the next twelve months. We continue to actively market all properties that are designated as held for sale.

3. Restricted Cash
Restricted cash primarily includes amounts held in escrow related to our mortgage and insurance for workers’ compensation, auto liability, and general liability. Restricted cash is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.
The table below provides the balances of each individual component in restricted cash:

	January 2, 2016	January 3, 2015
	(In thousands)
Cash in escrow
Mortgage	$9,118	$6,067
Insurance	7,437	7,430
Other	4,633	4,513
Total	$21,188	$18,010
4. Restructuring Charges
We account for exit and disposal costs by recognizing a liability for costs associated with an exit or disposal activity at fair value in the period in which it is incurred, or when we cease using the right conveyed by a contract (i.e., the right to use a leased property). We account for severance and outplacement costs by recognizing a liability for employees’ rights to post-employment benefits when management has committed to a plan, due to the existence of a post-employment benefit agreement. These costs are included in “Selling, general, and administrative” expenses in the Consolidated Statements of Operations and Comprehensive Loss, and in “Accrued compensation” or “Other liabilities” on the Consolidated Balance Sheets.
During fiscal 2013, we announced a headcount reduction and closed certain facilities. Final severance payments were completed in the second quarter of fiscal 2015. The lease expired on the remaining facility in the fourth quarter of fiscal 2015, and final payment of the remaining amount, below, was paid immediately subsequent to January 2, 2016, thereby completing the restructuring event.
The table below summarizes our restructuring activity:

	Reduction in Force Activities	Facility Lease Obligation	Total
	(In thousands)
Balance as of January 4, 2014	$2,550	$928	$3,478
Charges	—	—	—
Adjustments to reserves	(168)	32	(136)
Payments	(2,069)	(413)	(2,482)
Balance as of January 3, 2015	313	547	860
Charges	—	—	—
Adjustments to reserves	(8)	(49)	(57)
Payments	(305)	(421)	(726)
Balance as of January 2, 2016	$—	$77	$77

5. Income Taxes
Our provision for (benefit from) income taxes consisted of the following:

	Fiscal Year Ended January 2, 2016	Fiscal Year Ended January 3, 2015	Fiscal Year Ended January 4, 2014
	(In thousands)
Federal income taxes:
Current	$—	$—	$(492)
Deferred	—	—	(7,385)
State income taxes:
Current	235	160	192
Deferred	—	—	(1,343)
Foreign income taxes:
Current	(68)	134	19
Deferred	(14)	18	(4)
Provision for (benefit from) income taxes	$153	$312	$(9,013)

The federal statutory income tax rate was 35%. Our provision for (benefit from) income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year Ended January 2, 2016	Fiscal Year Ended January 3, 2015	Fiscal Year Ended January 4, 2014
	(In thousands)
Benefit from income taxes computed at the federal statutory tax rate	$(3,998)	$(4,746)	$(17,371)
Benefit from state income taxes, net of federal benefit	(474)	(623)	(1,991)
Valuation allowance change	4,318	5,656	19,445
Nondeductible items	288	232	270
Benefit from allocation of income taxes to other comprehensive income (loss)	—	—	(8,726)
Other	19	(207)	(640)
Provision for (benefit from) income taxes	$153	$312	$(9,013)
The change in valuation allowance is exclusive of items that do not impact income from continuing operations, but are reflected in the balance sheet change in deferred income tax assets and liabilities as disclosed in the component of net deferred income tax assets (liabilities) table below.
In accordance with the intraperiod tax allocation provisions of GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit resulting from a loss from continuing operations that should be allocated to continuing operations. In fiscal 2015 and 2014, there were no intraperiod tax allocations, since there was a loss in other comprehensive income for these periods. In fiscal 2013, a non-cash tax benefit was recorded on the loss from continuing operations in the amount of $8.7 million, which was offset in full by income tax expense recorded in other comprehensive income. While the income tax benefit from continuing operations is reported in our Consolidated Statements of Operations and Comprehensive Loss, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive loss, which is a component of stockholders’ deficit.
Our financial statements contain certain deferred tax assets which primarily resulted from tax benefits associated with the loss before income taxes, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves, pension obligations, and differences between book and tax depreciation and amortization. We record a valuation allowance against our net deferred tax assets when we determine that, based on the weight of available evidence, it is more likely than not that our net deferred tax assets will not be realized.

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
During fiscal years 2015 and 2014, we weighed all available positive and negative evidence, and concluded that the weight of the negative evidence of cumulative losses over several years continued to outweigh the positive evidence.  Based on the conclusions reached, we maintained a full valuation allowance during fiscal years 2015 and 2014.
The components of our net deferred income tax liabilities are as follows:

	January 2, 2016	January 3, 2015
	(In thousands)
Deferred income tax assets:
Inventory reserves	$3,007	$3,333
Compensation-related accruals	4,819	5,434
Accruals and reserves	508	787
Accounts receivable	744	728
Restructuring costs	32	212
Property and equipment	778	16
Pension	11,628	13,214
Benefit from net operating loss (“NOL”) carryovers (1)	82,055	76,264
Other	371	685
Total gross deferred income tax assets	103,942	100,673
Less: Valuation allowances	(103,311)	(99,979)
Total net deferred income tax assets	631	694
Deferred income tax liabilities:
Other	(634)	(711)
Total deferred income tax liabilities	(634)	(711)
Deferred income tax liabilities, net	$(3)	$(17)

(1)	Our federal NOL carryovers are $199.5 million and will expire in 13 to 20 years. Our state NOL carryovers are $253.1 million and will expire in 1 to 20 years.
Activity in our deferred tax asset valuation allowance for fiscal years 2015 and 2014 was as follows:

	Fiscal Year Ended January 2, 2016	Fiscal Year Ended January 3, 2015
	(In thousands)
Balance as of beginning of the year	$99,979	$88,279
Valuation allowance provided for taxes related to:
Loss before income taxes	3,332	11,700
Balance as of end of the year	$103,311	$99,979

We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands)
Balance as of December 29, 2012	$826
Increases related to current year tax positions	—
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	—
Reductions due to lapse of applicable statute of limitations	(567)
Settlements	—
Balance as of January 4, 2014	259
Increases related to current year tax positions	—
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	—
Reductions due to lapse of applicable statute of limitations	(75)
Settlements	—
Balance as of January 3, 2015	184
Increases related to current year tax positions	—
Additions for tax positions in prior years	—
Reductions for tax positions in prior years	—
Reductions due to lapse of applicable statute of limitations	—
Settlements	—
Balance as of January 2, 2016	$184
Included in the unrecognized tax benefits as of January 2, 2016, and January 3, 2015, were $0.2 million and $0.2 million, respectively, of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued an immaterial amount of interest related to these unrecognized tax benefits during fiscal 2015 and 2014, and this amount is reported in “Interest expense” in our Consolidated Statements of Operations and Comprehensive Loss. We do not expect our unrecognized tax benefits to change materially over the next twelve months.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years generally remain subject to examination by federal and most state and foreign tax authorities.
6. Revolving Credit Facilities
On August 4, 2006, we entered into our U.S. revolving credit facility, as later amended, with several lenders including Wells Fargo Bank, National Association. The U.S. revolving credit facility has a final maturity of July 15, 2017, and maximum available credit of $370.0 million, which includes the $20.0 million Tranche A Loan, the maturity date of which coincides with the U.S. revolving credit facility. Amounts outstanding under the U.S. revolving credit facility are secured on a first priority basis, by substantially all of our personal property and trade fixtures, including all accounts receivable, general intangibles, inventory, and equipment. Our obligations under the U.S. revolving credit facility are also secured by a second priority interest in the equity of our real estate subsidiaries which hold the real estate that secures our mortgage loan described below.
On March 10, 2016, we executed the Eleventh Amendment, which allowed the Company to access the high selling season advance rates beginning on March 10, 2016, rather than April 1, 2016, through the high selling season as contemplated therein. The Eleventh Amendment also required the Company to maintain Excess Availability of not less than $35.0 million at all times.
On March 24, 2016, we further amended and extended our U.S. revolving credit facility, including the Tranche A Loan, with the Twelfth Amendment. The Twelfth Amendment extended the final maturity of the U.S. revolving credit facility to July 15, 2017, reduced the maximum borrowing capacity from $467.5 million to $370.0 million, inclusive of the Tranche A loan; and removed the $75.0 million uncommitted accordion credit facility. Additionally, the previous requirement of a $35.0 million payment by May 1, 2016, has been waived. The Tranche A Loan shall be subject to certain credit line reductions, with $6.0 million in commitment reductions by December 1, 2016. Full repayment of the Tranche A Loan shall be achieved by July 15, 2017.

As of January 2, 2016, we had outstanding borrowings of $215.9 million and excess availability of $51.2 million under the terms of the U.S. revolving credit facility.  The interest rate on the U.S. revolving credit facility was 4.2% at January 2, 2016.
Our subsidiary, BlueLinx Canada, has the Canadian revolving credit facility with Canadian Imperial Bank of Commerce due upon the earlier of August 12, 2018, or the maturity date of the U.S. revolving credit facility. The Canadian revolving credit facility has a maximum available credit of $10.0 million. The Canadian revolving credit facility also provides for an additional $5.0 million uncommitted accordion credit facility, which permits us to increase the maximum available credit up to $15.0 million.
As of January 2, 2016, we had outstanding borrowings of $2.9 million and excess availability of $1.4 million under the terms of our Canadian revolving credit facility. The interest rate on the Canadian revolving credit facility was 3.7% at January 2, 2016.
Our U.S. and Canadian revolving credit facilities contain customary covenants and restrictions for asset based loans. The only covenant we deem material is a requirement that we maintain a fixed charge coverage ratio of 1.2 to 1.0 in the event our excess availability under the U.S. revolving credit facility falls below the greater of a defined range, adjusted on a seasonal basis, of $35.0 million to $39.0 million; or the amount equal to 12.5% of the lesser of (a) the sum of the borrowing base and the Tranche A borrowing base or (b) the Maximum Credit as defined in the U.S. revolving credit facility. We do not anticipate that our excess availability will drop below the Excess Availability Threshold as defined in the U.S. revolving credit facility in the foreseeable future; however, if we did fall below this threshold, we currently would not meet the required fixed charge coverage ratio. We were in compliance with all covenants under these revolving credit facilities as of January 2, 2016.
7. Mortgage
We have a mortgage loan with German American Capital Corporation and Wells Fargo Bank, which had a ten year initial term. On March 24, 2016, we extended and amended our mortgage loan, with the Seventeenth Amendment. The mortgage is secured by substantially all of the Company’s owned distribution facilities.
The Seventeenth Amendment extended the maturity of the mortgage to July 1, 2019, subject to a $60.0 million principal payment due no later than July 1, 2017, and a $55.0 million principal payment due no later than July 1, 2018. Except as otherwise permitted in the Seventeenth Amendment, the proceeds from any owned properties sold by us must be used to pay mortgage principal, and these proceeds will be included in the aforementioned principal payments. The mortgage requires monthly interest-only payments at an interest rate of 6.35%. Subject to certain exceptions, as defined in the Seventeenth Amendment, the net proceeds from any owned properties sold by us must exceed certain minimum release prices (unless otherwise agreed to by the lender) and be used to pay mortgage principal. As a condition to the amendment to the mortgage agreement, the lender under the mortgage loan received a first priority pledge of the equity in the Company’s subsidiaries which hold the real property that secures the mortgage loan.
The previously required cash collateral account is no longer required by the amended mortgage terms, and the lender committed to return the $3.1 million remaining account balance to us promptly after March 24, 2016.

Principal Payments
(In thousands)
2016	$637
2017	60,000
2018	55,000
2019	52,563
Total	$168,200
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
Fair value measurements for financial instruments
Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value measurements in the period are present value factors used in determining fair value and an interest rate. At January 2, 2016, the discounted carrying amount and fair value of our mortgage was $168.2 million and $169.1 million, respectively. The fair value of our debt is not indicative of the amounts at which we could settle our debt.
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
The following tables set forth the change in projected benefit obligation and the change in plan assets for the pension plan:

	January 2, 2016	January 3, 2015
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$121,955	$104,924
Service cost	1,104	1,056
Interest cost	5,099	5,123
Actuarial (gain) loss	(8,460)	15,797
Curtailment gain	(272)	—
Benefits paid	(4,371)	(4,945)
Projected benefit obligation at end of period	115,055	121,955
Change in plan assets:
Fair value of assets at beginning of period	80,192	77,039
Actual return on plan assets	(2,820)	3,422
Employer contributions	5,263	4,676
Benefits paid	(4,371)	(4,945)
Fair value of assets at end of period	78,264	80,192
Net (unfunded) status of plan	$(36,791)	$(41,763)
We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. On January 2, 2016, we measured the fair value of our plan assets and benefit obligations. As of January 2, 2016, and January 3, 2015, the net unfunded status of our benefit plan was $36.8 million and $41.8 million, respectively.
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
We amortize a portion of unrecognized actuarial gains and losses for the pension plan into our Consolidated Statements of Operations and Comprehensive Loss. The amount recognized in the current year’s operations is based on amortizing the unrecognized gains or losses for the pension plan that exceed the larger of 10% of the projected benefit obligation or the fair value of plan assets, also known as the corridor. In the current fiscal year, the amount representing the unrecognized gain or loss that exceeds the corridor is amortized over the estimated average remaining life expectancy of participants, as almost all the participants in the plan are inactive.
The net adjustment to other comprehensive loss for fiscal 2015, fiscal 2014, and fiscal 2013 was a $0.4 million gain, $17.7 million loss; and a $13.9 million gain ($22.8 million gain, net of tax of $8.9 million), primarily from the net recognized and unrecognized actuarial gain (loss) for those fiscal periods.
The decrease in the unfunded obligation for the period was approximately $5.0 million and was comprised of $8.5 million of actuarial gains, $2.8 million of asset losses, $5.3 million of pension contributions, and a charge of $6.1 million due to current year service and interest cost. The main driver of the decrease in the liability related to the actuarial gain was the change in the underlying discount rate assumption which increased to 4.52% in fiscal 2015 from 4.19% in fiscal 2014. The net periodic pension cost decreased to $0.7 million in fiscal 2015 from $0.9 million in fiscal 2014, driven primarily by higher asset values and higher discount rate at the mid-year fiscal 2015 curtailment.
In fiscal 2015, a freeze of certain unionized participants in the pension plan, due to renegotiation of union contracts, resulted in a reduction in future years of service for the remaining active participants in the plan, which triggered a curtailment. As a result, there was a curtailment gain from the event which resulted in a decrease to the projected benefit obligation of $0.3 million in fiscal 2015.
The unfunded status and the amounts recognized on our Consolidated Balance Sheets for the pension plan are set forth in the following table:

	January 2, 2016	January 3, 2015
	(In thousands)
Unfunded status	$(36,791)	$(41,763)
Unrecognized prior service cost	1	1
Unrecognized actuarial loss	31,871	32,309
Net amount recognized	$(4,919)	$(9,453)
Amounts recognized on the balance sheet consist of:
Accrued pension liability	$(36,791)	$(41,763)
Accumulated other comprehensive loss (pre-tax)	31,872	32,310
Net amount recognized	$(4,919)	$(9,453)
The portion of estimated net loss for the pension plan that is expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year is approximately $0.9 million.
The accumulated benefit obligation for the pension plan was $114.0 million and $120.5 million at January 2, 2016, and January 3, 2015, respectively.
Net periodic pension cost for the pension plan included the following:

	Fiscal Year Ended January 2, 2016	Fiscal Year Ended January 3, 2015	Fiscal Year Ended January 4, 2014
	(In thousands)
Service cost	$1,104	$1,056	$2,193
Interest cost on projected benefit obligation	5,099	5,123	4,750
Expected return on plan assets	(6,172)	(6,041)	(5,225)
Amortization of unrecognized loss	699	763	2,873
Net periodic pension cost	$730	$901	$4,591

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	January 2, 2016	January 3, 2015
Projected benefit obligation:
Discount rate	4.52%	4.19%
Average rate of increase in future compensation levels	Graded 5.5-2.5%	Graded 5.5-2.5%
Net periodic pension cost:
Discount rate	4.19%	5.00%
Average rate of increase in future compensation levels	Graded 5.5-2.5%	Graded 5.5-2.5%
Expected long-term rate of return on plan assets	7.54%	7.85%
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
Upon calculation of the historical risk premium for each asset class, an expected rate of return can be established based on assumed 90-day Treasury bill rates. Based on the normal asset allocation structure of the portfolio (60% equities, 25% fixed income, and 15% other) with an assumed compound annualized risk free rate of 3.50%, the expected overall portfolio return is 8.57% offset by 0.75% expense estimate, resulting in a 7.82% net long term rate of return as of January 2, 2016, which is used to calculate 2016 pension expense.
Our percentage of fair value of total assets by asset category as of the applicable measurement dates are as follows:

Asset Category	January 2, 2016	January 3, 2015
Equity securities — domestic	59%	57%
Equity securities — international	14%	15%
Fixed income	24%	24%
Other	3%	4%
Total	100%	100%
The fair value of our plan assets by asset category as of the applicable measurement dates are as follows:

Asset Category	January 2, 2016	January 3, 2015
	(In thousands)
Equity securities — domestic	$46,087	$45,950
Equity securities — international	10,912	11,924
Fixed income	18,792	19,161
Other	2,473	3,157
Total	$78,264	$80,192

Plan assets are valued using quoted market prices in active markets, and we consider the investments to be Level 1 in the fair value hierarchy.  See Note 8 for a discussion of the levels of inputs to determine fair value.

Investment policy and strategy

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments is to maximize the long-term real growth of fund assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We review this investment policy statement at least once per year. In addition, the portfolio is reviewed quarterly to determine the deviation from target weightings and is rebalanced as necessary. Target allocations for fiscal 2016 are 55% domestic and 10% international equity investments, 30% fixed income investments, and 5% cash. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class.

Our estimated future benefit payments reflecting expected future service are as follows (in thousands):

Fiscal Year Ending	(In thousands)
January 2, 2016	$5,612
December 31, 2016	5,922
December 30, 2017	6,188
December 29, 2018	6,430
December 28, 2019	6,673
Thereafter	$36,100
We currently are required to make four quarterly cash contributions during fiscal 2016 and 2017 of approximately $1.0 million related to our 2016 minimum required contribution, which totals approximately $4.2 million.
Multiemployer Pension Plans
We participate in several multiemployer pension plans (“MEPPs”) administered by labor unions that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). Approximately 36% of our employees are covered by CBAs, of which approximately 16% are covered by CBAs that expire within one year. As one of many participating employers in these MEPPs, we are generally responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Protection Act of 2006 (“Pension Act”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to: an increase in our contribution rate to the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees. In addition, the Pension Act requires that a 5% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is in critical status (also referred to as red status) and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP. We have not been subject to any such surcharges, as the MEPP to which we are individually significant has not been considered in “critical” status.
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

				Contributions (in thousands)
Pension Fund:	EIN/Pension Plan Number	Pension Act Zone Status	FIP Status	2015	2014	2013
Lumber Employees Local 786 Retirement Fund	516067407	Green (2014 - 2015)	N/A	$0.4	$0.4	$0.4
Other				1.9	0.6	0.9
Total				$2.3	$1.0	$1.3
Contributions represent the amounts contributed to the plan during the fiscal years presented. Our contributions for fiscal year 2015 exceeded 5% of total plan contributions. Although the plan data for fiscal 2016 is not yet available, we expect to continue to exceed 5% of total plan contributions.
Defined Contribution Plans
Our employees also participate in two defined contribution plans: the “hourly savings plan” covering hourly employees, and the “salaried savings plan” covering salaried employees. Discretionary contributions to the plans are based on employee contributions and compensation; and, in certain cases, participants in the hourly savings plan also receive employer contributions based on union negotiated match amounts. Employer contributions to the hourly savings plan for fiscal years 2015, 2014, and 2013 totaled $0.1 million during each fiscal year. Employer contributions for the salaried savings plan for fiscal year 2015 have been deferred until the first quarter of 2016, and employer contributions to the salaried savings plan for fiscal 2014 and fiscal 2013 totaled $0.9 million and $1.1 million, respectively.
10. Share-Based Compensation
We have two stock-based compensation plans covering officers, directors, certain employees, and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby the participants develop a further sense of proprietorship and personal involvement in our development and financial success, thereby advancing the interests of the Company and its stockholders. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants upon the exercise of options or upon the vesting of restricted stock, restricted stock units, or performance shares, out of the total amount of common shares applicable for issuance or vesting under either the 2006 Plan or the 2004 Plan. Shares are available for new issuance only under the 2006 Plan. The 2004 Plan has no shares remaining for issuance, and remaining 2004 Plan shares are outstanding only for the exercise of currently outstanding options.
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

Restricted Stock
During fiscal 2015, the Board of Directors granted certain of our employees and executive officers restricted stock awards. The restricted stock awards vest either in equal annual increments over three years or three years after the date of grant. These awards are time-based and are not based upon attainment of performance goals.
As of January 2, 2016, there was $1.2 million of total unrecognized compensation expense related to restricted stock. The unrecognized compensation expense is expected to be recognized over a weighted average term of 1.4 years. As of January 2, 2016, the weighted average remaining contractual term for our restricted stock was 1.4 years and the maximum contractual term is 3.0 years.
The following table summarizes activity for our restricted stock awards during fiscal 2015:

	Restricted Stock Awards
	Number of Awards	Weighted Average Fair Value
Outstanding as of January 3, 2015	2,189,178	$1.68
Granted	600,000	0.99
Vested (1)	(1,062,782)	1.39
Forfeited	(23,000)	1.70
Outstanding as of January 2, 2016	1,703,396	$1.46

(1)	The total fair value vested in fiscal 2015, fiscal 2014, and fiscal 2013 was $1.5 million, $2.4 million, and $6.4 million, respectively.
Restricted Stock Units
During fiscal 2015, the Board of Directors granted certain of our employees, executive officers, and directors restricted stock units. The restricted stock units vest either in equal annual increments over three years or three years after the date of grant. These awards are time-based and are not based upon attainment of performance goals.
As of January 2, 2016, there was $0.7 million of total unrecognized compensation expense related to restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted average term of 2.3 years. As of January 2, 2016, the weighted average remaining contractual term for our restricted stock units was 2.3 years, and the maximum contractual term is 3.0 years.
The following table summarizes activity for our restricted stock units during fiscal 2015:

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding as of January 3, 2015	54,054	$1.13
Granted	1,448,661	1.00
Vested (1)	—	—
Forfeited	(100,909)	0.99
Outstanding as of January 2, 2016	1,401,806	$1.00

(1)	No restricted stock units vested in fiscal 2015, fiscal 2014, or fiscal 2013.
Performance shares
During fiscal years 2015 and 2013, the Board of Directors granted certain of our directors, executive officers, and employees awards of performance shares of our common stock. The performance shares are released only upon the successful achievement of specific, measurable performance criteria approved by the Compensation Committee. The performance shares, when earned, vest in three equal tranches. If the performance targets are not met, the awards will be canceled, although performance criteria for the first tranche of the performance shares granted in fiscal 2013 was waived, and performance criteria have been met for all other tranches of performance share vestings.

As of January 2, 2016, there was $0.6 million of total unrecognized compensation expense related to performance shares. The unrecognized compensation expense is expected to be recognized over weighted average term of 2.3 years. As of January 2, 2016, the weighted average remaining contractual term for our performance shares was 1.5 years and the maximum contractual term is 3.0 years.
The following table summarizes activity for our performance share awards during fiscal 2015:

	Performance Shares
	Number of Awards	Weighted Average Fair Value
Outstanding as of January 3, 2015	1,102,089	$1.56
Granted	727,500	0.94
Vested (1) (2)	(551,041)	2.90
Forfeited	(15,481)	1.59
Outstanding as of January 2, 2016 (2)	1,263,067	$0.90

(1)	The total fair value vested in fiscal 2015, fiscal 2014, and fiscal 2013 was $1.6 million, $1.7 million and $1.5 million, respectively.

(2)
During fiscal 2015, a total of six individuals participating in the plan were no longer employed by the Company or otherwise eligible to meet the service condition of these awards. The Compensation Committee approved an amendment to the applicable Performance Share Award Agreements to allow these shares to vest, if and when they vest for individuals employed by the Company. These amendments were determined to be modifications of the awards, from equity-based awards to liability awards, and adjustments related to the difference in fair value were recorded in fiscal 2015. Liability awards are subsequently marked to market on a quarterly basis. As of January 2, 2016, the fair value of the performance shares was based on the closing price of our common stock on January 2, 2016, of $0.53. Of these shares, 414,284 shares vested in fiscal 2015, and 469,418 of these shares were remaining as of January 2, 2016. The remaining performance shares are expected to vest during fiscal 2016.

Options
The tables below summarize activity and include certain additional information related to our outstanding stock options granted under the 2004 Plan and 2006 Plan for the year ended January 2, 2016. The maximum contractual term for stock options is ten years. There have been no new employee stock option grants and no stock option exercises during fiscal years 2015, 2014, and 2013.

	Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 3, 2015	784,500	$5.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(25,500)	12.99
Outstanding and exercisable as of January 2, 2016	759,000	$4.77

	Outstanding and Exercisable
Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
$4.66	750,000	$4.66	2.2
$14.01	9,000	$14.01	0.4
	759,000		2.2

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

	Fiscal Year Ended January 2, 2016 (1)	Fiscal Year Ended January 3, 2015 (2)	Fiscal Year Ended January 4, 2014 (3)
	(In thousands)
Restricted Stock	$1,606	$1,941	$3,521
Performance Shares	127	1,725	2,596
Restricted Stock Units and Options (4)	94	174	—
Total	$1,827	$3,840	$6,117

(1)
See “Performance shares”, above, for a discussion of the modifications to certain performance share awards, now recorded as liability awards. This amendment resulted in an adjustment to fully expense the awards reclassified as liability awards during 2015, and to mark to market all outstanding liability awards on a quarterly basis. A credit to share-based compensation expense of $0.2 million was accordingly recorded during fiscal 2015 on these outstanding performance shares.

(2)
See “Performance shares”, above, for a discussion of the 2014 modification to certain performance share awards, now recorded as liability awards. These amendments resulted in an adjustment to fully expense the awards reclassified as liability awards during 2014, and to mark to market the outstanding liability awards on a quarterly basis. Share-based compensation expense of $1.2 million was accordingly recorded during fiscal 2014 on these performance shares.

(3)	Approximately $2.9 million of total share-based compensation during fiscal 2013 was related to the restructuring event discussed in Footnote 4.

(4)	For all fiscal years presented, there was no compensation expense for options. All compensation expense presented pertains to Restricted Stock Units.
We recognized related income tax benefits in fiscal years 2015, 2014, and 2013 of $0.7 million, $1.5 million, and $2.4 million, respectively, which have been offset by a valuation allowance. We present the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow in our Consolidated Statements of Cash Flows when present. There were no material excess tax benefits in fiscal years 2015, 2014, and 2013.
11. Loss per Common Share
We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted shares. We calculate diluted earnings per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock awards, performance shares, and stock options. Basic and diluted earnings per share are equivalent for fiscal years ended 2015, 2014, and 2013, because all periods reflected net losses, and all outstanding share-based awards would be antidilutive.
For fiscal years 2015, 2014, and 2013, we excluded 5,127,269, 4,129,822, and 4,595,650 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were anti-dilutive. Outstanding, antidilutive share based awards not included in diluted earnings per share consist of the following securities:

•Unvested restricted stock awards of 1,703,396, 2,189,177, and 1,618,283 for fiscal years 2015, 2014, and 2013, respectively.
•Performance shares, granted under our 2006 Plan in 2015 and 2013, which are issuable upon satisfaction of certain performance criteria. Unvested performance shares outstanding were 1,263,067 and 1,102,091, and 2,192,868 for fiscal years 2015, 2014, and 2013, respectively, based on our assumption that meeting the performance criteria is probable.
•Unvested restricted stock units of 1,401,806 and 54,054 were outstanding for 2015 and 2014, respectively. There were no unvested restricted stock units outstanding for fiscal 2013.
•Unexercised stock options outstanding were 759,000 for 2015, and 784,500 for both fiscal years 2014 and 2013.
12. Related Party Transactions
Cerberus Capital Management, L.P., our majority shareholder, retains consultants who specialize in operations management and support, and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We believe that any transactions that occurred in fiscal years 2015, 2014, and 2013 were not material to our results of operations or financial position.
13. Lease Commitments
Operating Leases
The Company leases real property, logistics equipment, and office equipment under long-term, non-cancelable operating leases. Certain of our operating leases have extension options and escalation clauses. Our real estate leases also provide for payments of other costs such as real estate taxes, insurance, and common area maintenance, which are not included in rental expense, sublease income, or the future minimum rental payments as set forth below. Total rental expense was approximately $4.8 million, $4.5 million, and $4.8 million for fiscal years 2015, 2014, and 2013, respectively.

At January 2, 2016, our total operating lease commitments were as follows:

(In thousands)
2016	$5,695
2017	5,714
2018	5,370
2019	2,218
2020	1,601
Thereafter	8,689
Total	$29,287
Capital Leases
We have entered into certain long-term, non-cancelable capital leases for certain logistics equipment and vehicles. These capital leases have maturities of 3 to 7 years and interest rates ranging from 4.0% to 9.1%. As of January 2, 2016, the acquisition value and net book value of assets under capital leases was $22.1 million and $11.5 million, respectively. As of January 3, 2015, the basis and net book value of assets under capital leases was $16.4 million and $9.0 million, respectively.

At January 2, 2016, our total commitments under capital leases were as follows:

	Principal	Interest
	(In thousands)
2016	$2,619	$598
2017	2,290	440
2018	2,401	289
2019	1,598	152
2020	1,149	60
Thereafter	559	16
Total	$10,616	$1,555
14. Commitments and Contingencies
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
Collective Bargaining Agreements
As of January 2, 2016, we employed approximately 1,600 persons on a full-time basis. Approximately 36% of our employees were represented by various labor unions, of which approximately 16% of the union contracts are up for renewal in fiscal 2016.  We consider our relationship with our employees generally to be good.
15.  Subsequent Events
On March 10, 2016, we amended our U.S. revolving credit facility, with the Eleventh Amendment, which allowed the Company to access the high selling season advance rates beginning on March 10, 2016, rather than April 1, 2016, through the high selling season as contemplated therein. The Eleventh Amendment also required the Company to maintain Excess Availability of not less than $35.0 million at all times.
On March 24, 2016, we extended and amended both our U.S. revolving credit facility and our mortgage, with the Twelfth Amendment to the U.S revolving credit facility and the Seventeenth Amendment to the mortgage, as described in Notes 6 and 7 to the financial statements.
16. Retrospective Application - Presentation of Debt Issuance Costs
As stated in Note 1, during 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest,” related to simplifying the presentation of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We early adopted this standard during the fourth quarter of fiscal 2015, which we accounted for as a change in accounting principle and applied the guidance retrospectively. This change resulted in a total reclassification of $3.0 million, from “Other non-current assets” to “Long-term debt,” as of January 3, 2015.
17. Accumulated Other Comprehensive Loss
Comprehensive income (loss) is a measure of income which includes both net income (loss) and other comprehensive income (loss). Our other comprehensive loss results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss is separately presented on our Consolidated Balance Sheets as part of common stockholders’ deficit. Other comprehensive income (loss) was $(0.3) million, $(18.1) million, and $13.7 million for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.
The changes in accumulated balances for each component of other comprehensive loss for fiscal years 2013, 2014, and 2015 were as follows:

	Foreign currency translation, net of tax	Amortization of unrecognized pension gain (loss), net of tax	Other, net of tax	Total
	(In thousands)
December 29, 2012, beginning balance	$1,797	$(32,051)	$212	$(30,042)
Other comprehensive income (loss), net of tax (1)	(161)	12,158	—	11,997
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (1)	—	1,752	—	1,752
January 4, 2014, ending balance, net of tax	$1,636	$(18,141)	$212	$(16,293)
Other comprehensive income (loss), net of tax (2)	(481)	(18,416)	—	(18,897)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (2)	—	765	—	765
January 3, 2015, ending balance, net of tax	$1,155	$(35,792)	$212	$(34,425)
Other comprehensive income (loss), net of tax (3)	(759)	699	—	(60)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (3)	—	(289)	—	(289)
January 2, 2016, ending balance, net of tax	$396	$(35,382)	$212	$(34,774)
(1) For the fiscal year ended 2013, there was $1.8 million (net of tax of $1.1 million) of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $12.2 million (net of tax of $7.8 million) of unrecognized actuarial gains included in other comprehensive income, based on updated actuarial assumptions. We allocated income tax expense to accumulated other comprehensive loss to the extent income was recorded in accumulated other comprehensive loss and we have a loss in continuing operations (see Note 5).
(2) For the fiscal year ended 2014, there was $0.8 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $18.4 million of unrecognized actuarial loss based on updated actuarial assumptions. There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.
(3) For the fiscal year ended 2015, there was $0.3 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $0.7 million of unrecognized actuarial gain based on updated actuarial assumptions (see Note 9). There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.

18. Unaudited Selected Quarterly Financial Data
Fiscal 2015 and fiscal 2014 both comprised 52 weeks. Our fiscal quarters are based on a 5-4-4 week period, with the exception of the fourth fiscal quarter in fiscal years comprising 53 weeks, which are based on a 5-4-5 week period.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Three Months Ended April 4, 2015	Three Months Ended April 5, 2014	Three Months Ended July 4, 2015	Three Months Ended July 5, 2014	Three Months Ended October 3, 2015	Three Months Ended October 4, 2014	Three Months Ended January 2, 2016	Three Months Ended January 3, 2015
	(In thousands, except per share amounts)
Net sales	$454,949	$443,944	$515,656	$531,494	$517,831	$549,845	$428,150	$454,110
Gross profit	$50,196	$52,676	$59,983	$62,033	$60,824	$64,580	$51,469	$49,815
Net income (loss)	$(8,945)	$(8,608)	$2,870	$3,236	$561	$(860)	$(6,063)	$(7,640)
Basic weighted average number of common shares outstanding	87,165	85,187	87,399	85,874	87,960	86,399	87,745	86,545
Diluted weighted average number of common shares outstanding	87,165	85,187	87,862	86,472	88,073	86,399	87,745	86,545
Basic and diluted net income (loss) per share applicable to common shares	$(0.10)	$(0.10)	$0.03	$0.04	$0.01	$(0.01)	$(0.07)	$(0.09)
19.  Supplemental Condensed Consolidating Financial Statements

The condensed consolidating financial information as of January 2, 2016, and January 3, 2015, and for fiscal 2015, fiscal 2014, and fiscal 2013 is provided due to requirements in our U.S. revolving credit facility that limit distributions by BlueLinx Corporation, our operating company and our wholly-owned subsidiary, to us; which, in turn, may limit our ability to pay dividends to holders of our common stock. Also included in the supplemental condensed consolidated/combining financial statements are fifty-one single member limited liability companies, which are wholly owned by us (the “LLC subsidiaries”). The LLC subsidiaries own certain warehouse properties that are occupied by BlueLinx Corporation, each under the terms of a master lease agreement. The warehouse properties collateralize a mortgage loan. In addition, the Company’s equity interests in the real estate subsidiaries which hold the real estate secured by the mortgage loan are subject to a first priority interest and second priority interest in favor of the mortgage lender and U.S. revolving credit facility lender, respectively. Certain changes have been made to the prior year presentation to conform to the current year presentation.

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 2, 2016, follows:

	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$1,916,585	$26,084	$(26,084)	$1,916,585
Cost of sales	—	1,694,113	—	—	1,694,113
Gross profit	—	222,472	26,084	(26,084)	222,472
Operating expenses:
Selling, general, and administrative	3,483	219,389	211	(27,142)	195,941
Depreciation and amortization	—	6,713	3,028	—	9,741
Total operating expenses	3,483	226,102	3,239	(27,142)	205,682
Operating income (loss)	(3,483)	(3,630)	22,845	1,058	16,790
Non-operating expenses:
Interest expense	—	14,944	12,398	—	27,342
Other expense (income), net	—	878	(7)	—	871
Income (loss) before provision for (benefit from) income taxes	(3,483)	(19,452)	10,454	1,058	(11,423)
Provision for (benefit from) income taxes	(91)	(29)	273	—	153
Equity income (loss) of subsidiaries	(9,242)	—	—	9,242	—
Net income (loss)	$(12,634)	$(19,423)	$10,181	$10,300	$(11,576)
The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 3, 2015, follows:

	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$1,979,393	$26,329	$(26,329)	$1,979,393
Cost of sales	—	1,750,289	—	—	1,750,289
Gross profit	—	229,104	26,329	(26,329)	229,104
Operating expenses:
Selling, general, and administrative	5,498	237,437	(5,260)	(26,329)	211,346
Gains from sales of property	—	(5,251)	—	—	(5,251)
Depreciation and amortization	—	6,405	3,068	—	9,473
Total operating expenses	5,498	238,591	(2,192)	(26,329)	215,568
Operating income (loss)	(5,498)	(9,487)	28,521	—	13,536
Non-operating expenses:
Interest expense	—	13,688	13,083	—	26,771
Other expense (income), net	—	337	(12)	—	325
Income (loss) before provision for (benefit from) income taxes	(5,498)	(23,512)	15,450	—	(13,560)
Provision for (benefit from) income taxes	(160)	22	450	—	312
Equity income (loss) of subsidiaries	(8,534)	—	—	8,534	—
Net income (loss)	$(13,872)	$(23,534)	$15,000	$8,534	$(13,872)

The condensed consolidating statement of operations for BlueLinx Holdings Inc. for the fiscal year ended January 4, 2014, follows:

	BlueLinx Holdings	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$2,151,972	$27,363	$(27,363)	$2,151,972
Cost of sales	—	1,923,489	—	—	1,923,489
Gross profit	—	228,483	27,363	(27,363)	228,483
Operating expenses:
Selling, general, and administrative	5,913	272,452	(5,115)	(27,363)	245,887
Gains from sales of property	—	(5,220)	—	—	(5,220)
Depreciation and amortization	—	5,700	3,417	—	9,117
Total operating expenses	5,913	272,932	(1,698)	(27,363)	249,784
Operating income (loss)	(5,913)	(44,449)	29,061	—	(21,301)
Non-operating expenses:
Interest expense	—	13,686	14,338	—	28,024
Other expense (income), net	—	318	(12)	—	306
Income (loss) before provision for (benefit from) income taxes	(5,913)	(58,453)	14,735	—	(49,631)
Provision for (benefit from) income taxes	(157)	(9,248)	392	—	(9,013)
Equity income (loss) of subsidiaries	(34,862)	—	—	34,862	—
Net income (loss)	$(40,618)	$(49,205)	$14,343	$34,862	$(40,618)

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 2, 2016, follows:

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets:
Current assets:
Cash	$27	$4,781	$—	$—	$4,808
Receivables	—	138,545	—	—	138,545
Inventories	—	226,660	—	—	226,660
Other current assets	235	20,691	11,085	—	32,011
Intercompany receivable	76,307	33,908	—	(110,215)	—
Total current assets	76,569	424,585	11,085	(110,215)	402,024
Property and equipment:
Land and improvements	—	4,085	36,023	—	40,108
Buildings	—	11,351	77,655	—	89,006
Machinery and equipment	—	79,173	—	—	79,173
Construction in progress	—	255	—	—	255
Property and equipment, at cost	—	94,864	113,678	—	208,542
Accumulated depreciation	—	(70,384)	(36,582)	—	(106,966)
Property and equipment, net	—	24,480	77,096	—	101,576
Investment in subsidiaries	(87,787)	—	—	87,787	—
Other non-current assets	—	8,034	1,508	—	9,542
Total assets	$(11,218)	$457,099	$89,689	$(22,428)	$513,142
Liabilities:
Current liabilities:
Accounts payable	$577	$87,510	$—	$—	$88,087
Bank overdrafts	—	17,287	—	—	17,287
Accrued compensation	—	4,165	—	—	4,165
Current maturities of long-term debt	—	5,974	637	—	6,611
Other current liabilities	192	13,672	159	—	14,023
Intercompany payable	33,909	76,306	—	(110,215)	—
Total current liabilities	34,678	204,914	796	(110,215)	130,173
Non-current liabilities:
Long-term debt	—	210,920	166,853	—	377,773
Pension benefit obligation	—	36,791	—	—	36,791
Other non-current liabilities	—	14,480	(179)	—	14,301
Total liabilities	34,678	467,105	167,470	(110,215)	559,038
Stockholders’ equity (deficit)/Parent’s investment	(45,896)	(10,006)	(77,781)	87,787	(45,896)
Total liabilities and stockholders’ equity (deficit)	$(11,218)	$457,099	$89,689	$(22,428)	$513,142

The condensed consolidating balance sheet for BlueLinx Holdings Inc. as of January 3, 2015, follows:

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets:
Current assets:
Cash	$27	$4,495	$—	$—	$4,522
Receivables	—	144,537	—	—	144,537
Inventories	—	242,546	—	—	242,546
Deferred income tax asset, net	—	—	50	(50)	—
Other current assets	228	22,353	708	—	23,289
Intercompany receivable	74,071	30,634	—	(104,705)	—
Total current assets	74,326	444,565	758	(104,755)	414,894
Property and equipment:
Land and improvements	—	4,061	37,034	—	41,095
Buildings	—	11,367	78,794	—	90,161
Machinery and equipment	—	77,279	—	—	77,279
Construction in progress	—	1,188	—	—	1,188
Property and equipment, at cost	—	93,895	115,828	—	209,723
Accumulated depreciation	—	(70,077)	(34,379)	—	(104,456)
Property and equipment, net	—	23,818	81,449	—	105,267
Investment in subsidiaries	(78,264)	—	—	78,264	—
Other non-current assets	—	8,280	7,574	(50)	15,804
Total assets	$(3,938)	$476,663	$89,781	$(26,541)	$535,965
Liabilities:
Current liabilities:
Accounts payable	$606	$66,685	$—	$—	$67,291
Bank overdrafts	—	27,280	—	—	27,280
Accrued compensation	23	5,620	—	—	5,643
Current maturities of long-term debt	—	—	2,679	—	2,679
Other current liabilities	413	12,910	1,076	(50)	14,349
Intercompany payable	30,633	74,072	—	(104,705)	—
Total current liabilities	31,675	186,567	3,755	(104,755)	117,242
Non-current liabilities:
Long-term debt	—	227,343	172,914	—	400,257
Pension benefit obligation	—	41,763	—	—	41,763
Non-current deferred income taxes	—	—	50	(50)	—
Other non-current liabilities	413	12,316	—	—	12,729
Total liabilities	32,088	467,989	176,719	(104,805)	571,991
Stockholders’ equity (deficit)/Parent’s investment	(36,026)	8,674	(86,938)	78,264	(36,026)
Total liabilities and stockholders’ equity (deficit)	$(3,938)	$476,663	$89,781	$(26,541)	$535,965

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 2, 2016, follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(12,634)	$(19,423)	$10,181	$10,300	$(11,576)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	6,713	3,028	—	9,741
Amortization of debt issue costs	—	1,570	1,420	—	2,990
Severance charges	—	1,432	—	—	1,432
Pension expense	—	730	—	—	730
Share-based compensation	335	1,492	—	—	1,827
Other	—	(1,968)	—	—	(1,968)
Equity in earnings of subsidiaries	9,242	—	—	(9,242)	—
Intercompany receivable	(2,236)	(3,274)	—	5,510	—
Intercompany payable	3,276	2,234	—	(5,510)	—
Changes in primary working capital components:
Receivables	—	5,992	—	—	5,992
Inventories	—	15,886	—	—	15,886
Accounts payable	(29)	20,825	—	—	20,796
Prepaid assets	(7)	2,926	—	—	2,919
Quarterly pension contributions	—	(4,634)	—	—	(4,634)
Payments on restructuring liability	—	(726)	—	—	(726)
Other assets and liabilities	(29)	(2,423)	(1,030)	—	(3,482)
Net cash (used in) provided by operating activities	(2,082)	27,352	13,599	1,058	39,927
Cash flows from investing activities:
Investment in subsidiaries	2,082	—	(1,024)	(1,058)	—
Property, plant and equipment investments	—	(1,561)	—	—	(1,561)
Proceeds from disposition of assets	—	760	—	—	760
Net cash provided by (used in) investing activities	2,082	(801)	(1,024)	(1,058)	(801)
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	—	(459)	—	—	(459)
Repayments on revolving credit facilities	—	(421,045)	—	—	(421,045)
Borrowings from revolving credit facilities	—	409,009	—	—	409,009
Payments of principal on mortgage	—	—	(9,523)	—	(9,523)
Payments on capital lease obligations	—	(3,743)	—	—	(3,743)
(Decrease) increase in bank overdrafts	—	(9,993)	—	—	(9,993)
Increase in restricted cash related to the mortgage	—	—	(3,052)	—	(3,052)
Other	—	(34)	—	—	(34)
Net cash provided by (used in) financing activities	—	(26,265)	(12,575)	—	(38,840)
Increase (decrease) in cash	—	286	—	—	286
Balance, beginning of period	27	4,495	—	—	4,522
Balance, end of period	$27	$4,781	$—	$—	$4,808
Supplemental cash flow information:
Net income taxes paid during the period	$—	$445	$248	$—	$693
Interest paid during the period	$—	$12,795	$10,980	$—	$23,775
Noncash transactions:
Capital leases	$—	$5,075	$—	$—	$5,075

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 3, 2015, follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(13,872)	$(23,534)	$15,000	$8,534	$(13,872)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	6,405	3,068	—	9,473
Amortization of debt issue costs	—	1,735	1,421	—	3,156
Gain from sale of assets	—	—	(5,251)	—	(5,251)
Severance charges	—	2,067	—	—	2,067
Pension expense	—	901	—	—	901
Share-based compensation	1,590	2,250	—	—	3,840
Other	—	(148)	—	—	(148)
Equity in earnings of subsidiaries	8,534	—	—	(8,534)	—
Intercompany receivable	(5,617)	(4,262)	—	9,879	—
Intercompany payable	4,259	5,620	—	(9,879)	—
Changes in primary working capital components:
Accounts receivable	—	5,760	—	—	5,760
Inventories	—	(18,966)	—	—	(18,966)
Accounts payable	(376)	7,402	—	—	7,026
Prepaid assets	89	(1,031)	—	—	(942)
Quarterly pension contributions	—	(4,676)	—	—	(4,676)
Payments on restructuring liability	—	(2,805)	—	—	(2,805)
Other assets and liabilities	1,322	1,721	(907)	—	2,136
Net cash (used in) provided by operating activities	(4,071)	(21,561)	13,331	—	(12,301)
Cash flows from investing activities:
Investment in subsidiaries	4,359	806	(5,165)	—	—
Property, plant and equipment investments	—	(3,016)	—	—	(3,016)
Proceeds from disposition of assets	—	248	7,120	—	7,368
Net cash provided by (used in) investing activities	4,359	(1,962)	1,955	—	4,352
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(210)	(747)	—	—	(957)
Repayments on revolving credit facilities	—	(476,473)	—	—	(476,473)
Borrowings on revolving credit facilities	—	494,794	—	—	494,794
Payments of principal on mortgage	—	—	(9,220)	—	(9,220)
Payments on capital lease obligations	—	(2,228)	—	—	(2,228)
(Decrease) increase in bank overdrafts	—	7,902	—	—	7,902
Increase in restricted cash related to the mortgage	—	—	(6,066)	—	(6,066)
Other	(98)	(217)	—	—	(315)
Net cash provided by (used in) financing activities	(308)	23,031	(15,286)	—	7,437
Increase (decrease) in cash	(20)	(492)	—	—	(512)
Balance, beginning of period	47	4,987	—	—	5,034
Balance, end of period	$27	$4,495	$—	$—	$4,522
Supplemental cash flow information:
Net income taxes paid (refunds) during the period	$—	$(40)	$250	$—	$210
Interest paid during the period	$—	$11,490	$11,657	$—	$23,147
Noncash transactions:
Capital leases	$—	$1,108	$—	$—	$1,108

The condensed consolidating statement of cash flows for BlueLinx Holdings Inc. for the fiscal year ended January 4, 2014, follows (in thousands):

	BlueLinx Holdings Inc.	BlueLinx Corporation	LLC Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(40,618)	$(49,205)	$14,343	$34,862	$(40,618)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	5,700	3,417	—	9,117
Amortization of debt issue costs	—	1,841	1,343	—	3,184
Gain (loss) from sale of properties	—	554	(5,774)	—	(5,220)
Severance charges	—	5,607	—	—	5,607
Intraperiod income tax allocation related to pension plan	—	(8,894)	—	—	(8,894)
Pension expense	—	4,591	—	—	4,591
Share-based compensation	904	5,213	—	—	6,117
Other	—	1,145	(397)	—	748
Equity (deficit) in earnings of subsidiaries	34,862	—	—	(34,862)	—
Intercompany receivable	5,527	2,440	—	(7,967)	—
Intercompany payable	(2,440)	(5,527)	—	7,967	—
Changes in primary working capital components:
Accounts receivable	—	7,168	—	—	7,168
Inventories	—	6,479	—	—	6,479
Accounts payable	779	(17,973)	(391)	—	(17,585)
Prepaid assets	(14)	(3,048)	—	—	(3,062)
Quarterly pension contributions	—	(472)	—	—	(472)
Payments on restructuring liability	—	(3,057)	—	—	(3,057)
Other assets and liabilities	698	(5,307)	625	—	(3,984)
Net cash (used in) provided by operating activities	(302)	(52,745)	13,166	—	(39,881)
Cash flows from investing activities:
Investment in subsidiaries	(35,202)	38,663	(3,461)	—	—
Property, plant and equipment investments	—	(4,912)	—	—	(4,912)
Proceeds from disposition of assets	—	1,072	9,293	—	10,365
Net cash provided by (used in) investing activities	(35,202)	34,823	5,832	—	5,453
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(3,192)	—	—	—	(3,192)
Repayments on revolving credit facilities	—	(560,186)	—	—	(560,186)
Borrowings on revolving credit facilities	—	599,968	—	—	599,968
Payments of principal on mortgage	—	—	(19,038)	—	(19,038)
Payments on capital lease obligations	—	(3,142)	—	—	(3,142)
(Decrease) increase in bank overdrafts	—	(16,007)	—	—	(16,007)
Proceeds from rights offering, less expenses paid	38,715	—	—	—	38,715
Debt issuance costs	—	(2,900)	—	—	(2,900)
Other	—	16	40	—	56
Net cash provided by (used in) financing activities	35,523	17,749	(18,998)	—	34,274
Increase (decrease) in cash	19	(173)	—	—	(154)
Balance, beginning of period	28	5,160	—	—	5,188
Balance, end of period	$47	$4,987	$—	$—	$5,034
Supplemental cash flow information:
Net income taxes paid during the period	$—	$61	$271	$—	$332
Interest paid during the period	$—	$11,226	$13,480	$—	$24,706
Noncash transactions:
Capital leases	$—	$5,069	$—	$—	$5,069

The condensed consolidating statement of stockholders’ equity (deficit) for BlueLinx Holdings Inc. for fiscal 2013, fiscal 2014, and fiscal 2015 follows:

	BlueLinx Holdings Inc.	BlueLinx Corporation and Subsidiaries	LLC Subsidiaries	Eliminations	Consolidated
	(In thousands)
Balance, December 29, 2012	$(20,592)	$40,603	$(107,656)	$67,053	$(20,592)
Net (loss) income	(40,618)	(49,205)	14,343	34,862	(40,618)
Foreign currency translation adjustment, net of tax	(161)	(161)	—	161	(161)
Unrealized income (loss) from pension plan, net of tax	13,910	13,910	—	(13,910)	13,910
Issuance of restricted stock, net of forfeitures	6	6	—	(6)	6
Issuance of performance shares	6	6	—	(6)	6
Issuance of stock related to the rights offering, net of expenses	38,613	—	—	—	38,613
Compensation related to share-based grants	6,117	—	—	—	6,117
Impact of net settled shares for vested grants	(3,193)	—	—	—	(3,193)
Excess tax benefits from share-based compensation arrangements	16	—	—	—	16
Other	(2)	—	—	—	(2)
Net transactions with the Parent	—	43,880	(3,461)	(40,419)	—
Balance, January 4, 2014	(5,898)	49,039	(96,774)	47,735	(5,898)
Net (loss) income	(13,872)	(23,534)	15,000	8,534	(13,872)
Foreign currency translation adjustment, net of tax	(481)	(481)	—	481	(481)
Unrealized income (loss) from pension plan, net of tax	(17,651)	(17,651)	—	17,651	(17,651)
Issuance of restricted stock, net of forfeitures	18	—	—	—	18
Issuance of performance shares	10	—	—	—	10
Compensation related to share-based grants	2,896	—	—	—	2,896
Impact of net settled shares for vested grants	(963)	—	—	—	(963)
Excess tax benefits from share-based compensation arrangements	(16)	—	—	—	(16)
Other	(69)	—	—	—	(69)
Net transactions with the Parent	—	1,301	(5,164)	3,863	—
Balance, January 3, 2015	(36,026)	8,674	(86,938)	78,264	(36,026)
Net (loss) income	(12,634)	(19,423)	10,181	10,300	(11,576)
Foreign currency translation adjustment, net of tax	(759)	(759)	—	759	(759)
Unrealized income (loss) from pension plan, net of tax	410	410	—	(410)	410
Issuance of restricted stock, net of forfeitures	5	—	—	—	5
Issuance of performance shares	5	—	—	—	5
Compensation related to share-based grants	2,051	—	—	—	2,051
Impact of net settled shares for vested grants	(459)	—	—	—	(459)
Other	1,511	—	—	(1,058)	453
Net transactions with the Parent	—	1,092	(1,024)	(68)	—
Balance, January 2, 2016	$(45,896)	$(10,006)	$(77,781)	$87,787	$(45,896)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC’s rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of January 2, 2016, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the three months ended January 2, 2016, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2016 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of January 2, 2016.
The effectiveness of our internal control over financial reporting as of January 2, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended January 2, 2016. BDO, USA, LLP’s report on our internal control over financial reporting is set forth below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of BlueLinx Holdings Inc.

We have audited BlueLinx Holdings Inc. and subsidiaries’ (the “Company”) internal control over financial reporting of as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
In our opinion, BlueLinx Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 2, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the fiscal year ended January 2, 2016, and our report dated March 28, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP

Atlanta, Georgia
March 28, 2016

ITEM 9B.   OTHER INFORMATION
On March 22, 2016, the Compensation Committee of the Board of Directors of the Company approved discretionary cash bonuses for Mitchell B. Lewis, our President, Chief Executive Officer, and Director; Susan O’Farrell, our Senior Vice President, Chief Financial Officer, and Treasurer; and Shyam K. Reddy, our Senior Vice President, General Counsel, and Corporate Secretary; of $500,000, $100,000, and $87,500, respectively. The Compensation Committee determined to pay these bonuses in recognition of their contributions to the Company’s performance, strategic initiatives, and transactions to amend and extend the Company’s revolving credit facilities and mortgage loan.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required by this Item will be set forth in our definitive proxy statement for the 2016 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be held on May 19, 2016, and is incorporated herein by reference. Information regarding executive officers is included under Item 1 of this report and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of January 2, 2016. Our stockholder-approved equity compensation plans are the 2004 Plan and the 2006 Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by security holders	3,423,873	$4.77	1,981,677
Equity compensation plans not approved by security holders	—	n/a	—
Total	3,423,873	$5.05	1,981,677

(1)
Includes a maximum of 1,263,067 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance share awards and 1,401,806 of time-based restricted stock units that may be issued upon meeting the contractual term as of January 2, 2016.

(2)
Reflects shares remaining available for issuance under the 2006 Plan, as no shares remain available for issuance under the 2004 Plan. If any shares of our common stock are covered by an award under our plans that is canceled, forfeited, or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2006 Plan. Because 1,703,396 shares of restricted stock remain unvested and subject to forfeiture, these shares could again be available for issuance.

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
2. Financial Statement Schedules. Not applicable.
3. Exhibits.

Exhibit Number Item

3.1	Second Amended and Restated Certificate of Incorporation of BlueLinx (A)
3.2	Amended and Restated By-Laws of BlueLinx (B)
4.1	Registration Rights Agreement, dated as of May 7, 2004, by and among BlueLinx and the initial holders specified on the signature pages thereto (C)
10.1	Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation (C)
10.2	First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation (C)
10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 13, 2011) ±
10.4
BlueLinx Holdings Inc. Amended and Restated Short-Term Incentive Plan (incorporated by reference to Attachment B to the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2011) ±

10.5	BlueLinx Holdings Inc. 2004 Long Term Equity Incentive Plan (C) ±
10.6
BlueLinx Holdings Inc. 2004 Long-Term Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2008) ±

10.7
Amended and Restated Bluelinx Holdings Inc. 2006 Long-Term Equity Incentive Plan (as amended through May 17, 2012 and restated solely for purposes of filing pursuant to Item 601 of Regulation S-K) (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 16, 2012) ±

10.8
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006) ±

10.9
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Form of Performance Share Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2013) ±

Exhibit Number Item

10.10
Amendment No. 1 to BlueLinx Holdings Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan Performance Share Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 3, 2014) ±

10.11
BlueLinx Holdings Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 17, 2014) ±

10.12
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Executives and Employees (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 17, 2014) ±

10.13
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 17, 2014) ±

10.14	BlueLinx Holdings Inc Executive Severance Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.15	Form of Executive Restrictive Covenant Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.16
BlueLinx Holdings, Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Executives and Employees (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±

10.17
Canadian Credit Agreement, dated August 12, 2011, by and among Bluelinx Canada, CIBC Asset-Based Lending Inc. and the lenders from time to time parties thereto (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 16, 2011)

10.18
First Amending Agreement among BlueLinx Corporation and Canadian Imperial Bank of Commerce as successor to CIBC Asset-Based Lending Inc., dated August 16, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 19, 2013)

10.19
Second Amending Agreement among BlueLinx Corporation and Canadian Imperial Bank of Commerce as successor to CIBC Asset-Based Lending Inc., dated November 24, 2015 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 1, 2015)

10.20†
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

Exhibit Number Item

10.22
Guaranty of Recourse Obligations, dated as of June 9, 2006, by BlueLinx Holdings Inc. for the benefit of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.23
Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.24	Seventeenth Amendment to Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender*
10.25	Lender Joinder Agreement in favor of U.S. Bank, N.A., as Trustee, and Wells Fargo Bank, as Trustee; by BlueLinx Holdings Inc, dated March 24, 2016*
10.26	Pledge Agreement in favor of U.S. Bank, N.A., as Trustee, and Wells Fargo Bank, N.A., as Trustee; by BlueLinx Holdings Inc, dated March 24, 2016*
10.27†
Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

10.28
Second Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein, dated July 7, 2010 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 7, 2010)

10.29
Third Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein, dated May 10, 2011(incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 12, 2011)

10.30
Fourth Amendment to Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein, dated August 11, 2011 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 16, 2011)

10.31
Fifth Amendment to Loan and Security Agreement, dated July 14, 2011, by and between BlueLinx Corporation and certain of its subsidiaries and U.S. Bank National Association in its capacity as trustee for the registered holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2006-C 27, as successor in interest to German American Capital Corporation (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2011)

10.32
Sixth Amendment to Amended and Restated Loan and Security Agreement by and among Wells Fargo Bank, National Association, a national banking association, in its capacity as administrative and collateral agent for the Lenders (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 28, 2013)

Exhibit Number Item

10.33
Seventh Amendment to Amended and Restated Loan and Security Agreement, dated March 14, 2014, by and among Wells Fargo Bank, National Associations, the Lenders named therein, BlueLinx Corporation, BlueLinx Florida LP, BlueLinx Florida Holding No. 1 Inc. and BlueLinx Florida Holding No. 2 Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2014

10.34
The Ninth Amendment, dated August 14, 2014, to the Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2014)

10.35
The Tenth Amendment, dated February 18, 2015, to the Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 19, 2015)

10.36
The Eleventh Amendment, dated March 10, 2016, to the Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein*

10.37
The Twelfth Amendment, dated March 17, 2016, to the Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein*

10.38	Pledge Agreement made by BlueLinx Holdings Inc. in favor of Wells Fargo Bank, N.A, in its capacity as Agent, dated March 24, 2016*
10.39	Limited Recourse Guarantee made by BlueLinx Holdings Inc. in favor of Wells Fargo Bank, N.A., in its capacity as Agent, dated March 24, 2016*
10.40
Fifth Amendment to Restated Loan and Security Agreement and Lender Joinder, dated March 29, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2013)

10.41
Lender Joinder Agreement by and between PNC Bank, National Association and BlueLinx Corporation, dated June 28, 2013 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 28, 2013)

10.42
Employment Agreement between BlueLinx Corporation and Mitchell Lewis, dated January 15, 2014 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 17, 2014) ±

10.43	Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell, dated May 5, 2014 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014) ±

Exhibit Number Item

10.44	Separation Agreement between Sara E. Epstein and BlueLinx Corporation, dated May 21, 2015 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.45
Separation Agreement between Robert P. McKagen and BlueLinx Corporation, dated June 16, 2015 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 18, 2015) ±

16.1	Appointment of BDO USA, LLP as independent auditors, dated March 30, 2015 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed on April 3, 2015)
21.1	List of subsidiaries of the Company *
23.1	Consent of BDO USA, LLP*
23.2	Consent of Ernst & Young LLP*
31.1	Certification of Mitchell B. Lewis, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Susan C. O’Farrell, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Mitchell B. Lewis, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Susan C. O’Farrell, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Press release, dated March 28, 2016, reporting financial results for the fiscal fourth quarter and fiscal year ended January 2, 2016**
101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

†	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

*	Filed herewith.

**
Exhibit is being furnished and shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to liability under that Section. this exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference.

±	Management contract or compensatory plan or arrangement.

(A)	Previously filed as Appendix B to the proxy statement for the 2012 Annual Meeting of Stockholders filed on Schedule 14A with the Securities and Exchange Commission on April 16, 2012.

(B)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on November 26, 2004.

(C)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 1, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

By: /s/ Mitchell B. Lewis
Mitchell B. Lewis
President and Chief Executive Officer

Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
Name

/s/ Mitchell B. Lewis	President, Chief Executive Officer, and Director	March 28, 2016
Mitchell B. Lewis

/s/ Susan C. O’Farrell	Senior Vice President, Chief Financial Officer, Treasurer (Principal Accounting Officer)	March 28, 2016
Susan C. O’Farrell

/s/ Roy W. Haley	Chairman	March 28, 2016
Roy W. Haley

/s/ Kim S. Fennebresque	Director	March 28, 2016
Kim S. Fennebresque

/s/ Richard S. Grant	Director	March 28, 2016
Richard S. Grant

/s/ Steven F. Mayer	Director	March 28, 2016
Steven F. Mayer

/s/ Gregory S. Nixon	Director	March 28, 2016
Gregory S. Nixon

/s/ Alan H. Schumacher	Director	March 28, 2016
Alan H. Schumacher

/s/ M. Richard Warner	Director	March 28, 2016
M. Richard Warner