Form 10-Q
period 2016-04-02
BlueLinx Holdings Inc.
filed 2016-05-12
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 2, 2016

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

As of May 12, 2016 there were 90,037,255 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended April 2, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015
Net sales	$474,326	$454,949
Cost of sales	416,730	404,753
Gross profit	57,596	50,196
Operating expenses:
Selling, general, and administrative	54,799	50,036
Depreciation and amortization	2,476	2,278
Total operating expenses	57,275	52,314
Operating income (loss)	321	(2,118)
Non-operating expenses (income):
Interest expense	7,207	6,553
Other expense (income), net	(372)	358
Loss before benefit from income taxes	(6,514)	(9,029)
Benefit from income taxes	(369)	(84)
Net loss	$(6,145)	$(8,945)
Basic and diluted weighted average number of common shares outstanding	88,764	87,165
Basic and diluted net loss per share applicable to common stock	$(0.07)	$(0.10)

Comprehensive loss:
Net loss	$(6,145)	$(8,945)
Other comprehensive income (loss):
Foreign currency translation, net of tax	272	(282)
Unrealized gain from pension plan, net of tax	223	211
Total other comprehensive income (loss)	495	(71)
Comprehensive loss	$(5,650)	$(9,016)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	April 2, 2016	January 2, 2016
Assets:
Current assets:
Cash	$7,126	$4,808
Receivables, less allowances of $3.5 million and $3.2 million, respectively	181,507	138,545
Inventories, net	246,469	226,660
Other current assets	25,184	32,011
Total current assets	460,286	402,024
Property and equipment:
Land and land improvements	39,212	40,108
Buildings	89,010	89,006
Machinery and equipment	78,447	79,173
Construction in progress	385	255
Property and equipment, at cost	207,054	208,542
Accumulated depreciation	(108,766)	(106,966)
Property and equipment, net	98,288	101,576
Other non-current assets	9,631	9,542
Total assets	$568,205	$513,142
Liabilities:
Current liabilities:
Accounts payable	$104,687	$88,087
Bank overdrafts	18,479	17,287
Accrued compensation	7,354	4,165
Current maturities of long-term debt	4,981	6,611
Other current liabilities	12,353	14,023
Total current liabilities	147,854	130,173
Non-current liabilities:
Long-term debt	423,625	377,773
Pension benefit obligation	34,807	36,791
Other non-current liabilities	13,122	14,301
Total liabilities	619,408	559,038
Stockholders’ deficit:
Common Stock, $0.01 par value, Authorized - 200,000,000 shares, Issued - 90,054,008 and 89,438,466, respectively.	901	894
Additional paid-in capital	255,436	255,100
Accumulated other comprehensive loss	(34,279)	(34,774)
Accumulated stockholders’ deficit	(273,261)	(267,116)
Total stockholders’ deficit	(51,203)	(45,896)
Total liabilities and stockholders’ deficit	$568,205	$513,142

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015
Net cash used in operating activities	$(51,640)	$(37,545)

Net cash provided by (used in) investing activities	1,230	(337)

Cash flows from financing activities:
Repayments on revolving credit facilities	(263,624)	(76,723)
Borrowings from revolving credit facilities	315,630	121,806
Principal payments on mortgage	(8,812)	(7,930)
Decrease in restricted cash related to the mortgage	9,118	5,056
Other, net	416	(2,816)
Net cash provided by financing activities	52,728	39,393

Increase in cash	2,318	1,511
Cash balance, beginning of period	4,808	4,522
Cash balance, end of period	$7,126	$6,033

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2016
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report on Form 10-K”) for the year ended January 2, 2016, as filed with the Securities and Exchange Commission.
Reclassifications
Certain amounts in the prior years’ consolidated financial statements have been revised to conform to the current year presentation, as the prior year Condensed Consolidated Statement of Cash Flow has been conformed to the current year condensed presentation.
New Accounting Standards
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before December 15, 2016. We are currently evaluating how the adoption of the revenue recognition standard will impact our Consolidated Financial Statements.
Leases. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted.
Adoption of this standard may have a significant impact on our Consolidated Balance Sheets. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement, or presentation of lease expenses within the Consolidated Statements of Operations and Cash Flows. Information about our current undiscounted future lease payments and the timing of those payments is in Note 13, “Lease Commitments,” in our Annual Report on Form 10-K for the year ended January 2, 2016.
Share-Based Compensation. In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718).” This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently assessing how the adoption of this standard will impact our Consolidated Financial Statements.
2. Employee Benefits
The following table shows the components of net periodic pension cost (in thousands):

	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015
Service cost	$252	$300
Interest cost on projected benefit obligation	1,271	1,250
Expected return on plan assets	(1,551)	(1,523)
Amortization of unrecognized loss	223	211
Net periodic pension cost	$195	$238

3. Fair Value Measurements
Carrying amounts for our financial instruments are not significantly different from their fair values, with the exception of our mortgage. To determine the fair value of our mortgage, we use a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. As of April 2, 2016, the carrying amount and fair value of our mortgage was $159.4 million and $165.7 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate mortgage. The fair value of our debt is not indicative of the amounts at which we could settle our debt.
4. Earnings per Share
We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted shares. We calculate diluted earnings per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock awards, restricted stock units, performance shares, and stock options. Basic and diluted earnings per share are equivalent for all fiscal periods presented, because all periods reflected net losses, and therefore all outstanding share-based awards would be antidilutive.
5. Share-Based Compensation
We have two stock-based compensation plans covering officers, directors, and certain employees: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby the participants develop a further sense of proprietorship and personal involvement in our development and financial success, thereby advancing the interests of the Company and its stockholders. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants upon the exercise of options, upon the granting of restricted stock or vesting of restricted stock units, or upon the vesting of equity settled performance shares, out of the total amount of common shares applicable for issuance or vesting under either the 2006 Plan or the 2004 Plan. Shares are available for new issuance only under the 2006 Plan; the 2004 Plan has zero shares remaining for issuance, only for vesting of currently outstanding awards and for exercise of currently outstanding options.
Restricted shares of 513,525 and restricted stock units of 525,252 vested in the first three months of fiscal 2016 due to the completion of the vesting term. Additionally, performance shares of 316,664 vested in the first three months of fiscal 2016 due to the completion of the vesting term and the satisfaction of the performance criteria. We granted 1,690,164 restricted stock units in the first three months of fiscal 2016; 1,100,000 of which vest at the end of a two-year period, while the remainder vest at the end of a one-year period.
6. Accumulated Other Comprehensive Loss
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
The changes in balances for each component of Accumulated Other Comprehensive Loss for the quarter ended April 2, 2016, were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
January 2, 2016, beginning balance	$396	$(35,382)	$212	$(34,774)
Other comprehensive income, net of tax (1)	272	223	—	495
April 2, 2016, ending balance, net of tax	$668	$(35,159)	$212	$(34,279)

(1)
For the quarter ended April 2, 2016, there was $0.2 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was no unrecognized actuarial loss based on actuarial assumptions. There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.

7. Subsequent Events
On April 21, 2016, we announced operational efficiency initiatives which will result in the closure of four distribution centers throughout 2016. The decision to close the distribution centers was made on April 18, 2016. We currently expect that approximately 60 full-time positions will be eliminated as a result of these closures, and we began notifying impacted employees on April 20, 2016. We currently expect to incur total pre-tax charges of approximately $1.0 million in employee termination and benefit costs, and we also expect to record certain inventory adjustments for inventory costs not fully recoverable.
Additionally, we also began a stock keeping unit (“SKU”) rationalization initiative in local markets during the fiscal second quarter, and have identified certain less productive SKUs which we intend to discontinue offering. We intend to sell through our inventory in these SKUs commencing in the fiscal second quarter. At the current time, we expect to record certain adjustments to inventory in the second quarter for inventory costs not fully recoverable. We expect to accrue $0.5 million in sales incentives related to this program in the fiscal second quarter, which are expected to be paid in the third quarter of fiscal 2016.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. This MD&A section should be read in conjunction with our condensed consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended January 2, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing.
The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors outside of our control; that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2016, as filed with the SEC, and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute;

•	inventory management and commodities pricing;

•	new housing starts and inventory levels of existing homes for sale;

•	general economic and business conditions in the United States;

•	financial condition and creditworthiness of our customers;

•	continuation of supply from our key vendors;

•	reliability of the technologies we utilize;

•	activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	adverse weather patterns or conditions;

•	acts of cyber intrusion;

•	variations in the performance of the financial markets, including the credit markets; and

•	other factors described herein and in Item 1A our Annual Report on Form 10-K for the year ended January 2, 2016, as filed with the SEC.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Executive Level Overview
Background
We are a leading distributor of building products in North America. The Company is headquartered in Atlanta, Georgia, and we operate our distribution business through a national network of distribution centers. We operate in most major metropolitan areas in the United States (“U.S.”). We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board, rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 39% of our first quarter of fiscal 2016 net sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), and metal products (excluding rebar and remesh). Specialty products accounted for approximately 61% of our first quarter of fiscal 2016 net sales.
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
Adjusted EBITDA
We define Adjusted EBITDA as an amount equal to net income (loss) plus interest expense and all interest expense related items (e.g., write-off of debt issuance costs, charges associated with mortgage refinancing), income taxes, depreciation and amortization, and further adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income (Loss). We present Adjusted EBITDA because it is a primary measure used by management to evaluate operating performance and, we believe, helps to enhance investors’ overall understanding of the financial performance of our business. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. Adjusted EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.
We believe Adjusted EBITDA is helpful in highlighting operating trends. We also believe that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than using GAAP results alone.

The Company's Adjusted EBITDA for the first three months of fiscal 2016 and the first three months of fiscal 2015 are shown in the following table:

	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015
	(Dollars in thousands) (unaudited)
Net loss	$(6,145)	$(8,945)
Adjustments:
Depreciation and amortization	2,476	2,278
Interest expense	7,207	6,553
Benefit from income taxes	(369)	(84)
Gain from the sale of properties	(377)	—
Share-based compensation expense, excluding restructuring	416	617
Restructuring, severance, legal, and other	488	(31)
Refinancing-related expenses	3,316	$—
Adjusted EBITDA	$7,012	$388
Results of Operations
First Quarter of Fiscal 2016 Compared to First Quarter of Fiscal 2015
The following table sets forth our results of operations for the first quarters of fiscal 2016 and fiscal 2015:

	First Quarter of Fiscal 2016	% of Net Sales	First Quarter of Fiscal 2015	% of Net Sales
	(Dollars in thousands) (unaudited)
Net sales	$474,326	100.0%	$454,949	100.0%
Gross profit	57,596	12.1%	50,196	11.0%
Selling, general, and administrative	54,799	11.6%	50,036	11.0%
Depreciation and amortization	2,476	0.5%	2,278	0.5%
Operating income (loss)	321	0.1%	(2,118)	(0.5)%
Interest expense, net	7,207	1.5%	6,553	1.4%
Other expense (income), net	(372)	(0.1)%	358	0.1%
Loss before benefit from income taxes	(6,514)	(1.4)%	(9,029)	(2.0)%
Benefit from income taxes	(369)	(0.1)%	(84)	—%
Net loss	$(6,145)	(1.3)%	$(8,945)	(2.0)%
The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods:

	First Quarter of Fiscal 2016	First Quarter of Fiscal 2015
	(Dollars in millions) (unaudited)
Sales by category
Structural products	$188	$188
Specialty products	292	274
Other (1)	(6)	(7)
Total sales	$474	$455
Sales variances $
Unit volume $ change from prior year	$47	$13
Price/other (1)	(28)	(2)
Total $ change	$19	$11
Sales variances %
Unit volume % change from prior year	10.0%	2.9%
Price/other (1)	(5.7)%	(0.4)%
Total % change	4.3%	2.5%

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, versus comparable prior periods:

	First Quarter of Fiscal 2016	First Quarter of Fiscal 2015
	(Dollars in millions) (unaudited)
Gross margin by category
Structural products	$17	$14
Specialty products	40	35
Other (1)	—	1
Total gross margin	$57	$50
Gross margin % by category
Structural products	9.2%	7.3%
Specialty products	13.6%	13.0%
Total gross margin %	12.1%	11.0%
Unit volume change by product, from prior year
Structural products	10.8%	3.2%
Specialty products	9.5%	2.6%
Total change in unit volume %	10.0%	2.9%

(1)	“Other” includes unallocated allowances and discounts.
Net sales.  For the first quarter of fiscal 2016, net sales increased by 4.3%, or $19.4 million. The increase in sales was driven by an increase in demand. Specialty sales increased by $18.0 million, or 6.5%, compared to the first quarter of fiscal 2015, while structural sales were flat, for the same period. Structural unit volumes increased by 10.8%, and specialty unit volumes increased by 9.5%.
Gross profit.  For the first quarter of fiscal 2016, gross profit increased by 14.7%, or $7.4 million. Total gross margins increased 110 basis points over the prior fiscal year period. The increase was driven by increases in both dollars and unit volumes in both structural and specialty products, with structural gross margins increasing by $3.0 million, or 190 basis points, and specialty gross margins increasing by $5.0 million, or 60 basis points.
Selling, general, and administrative expenses.  The increase of 9.5%, or $4.8 million, is primarily related to fees paid to refinance our mortgage and U.S. revolver in the first quarter of fiscal 2016; and an increase in payroll and incentive costs.

Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth fiscal quarters are typically our slowest quarters, due to the impact of poor weather on the construction market. Our second and third fiscal quarters are typically our strongest quarters, reflecting a substantial increase in construction, due to more favorable weather conditions. Our accounts receivable and payable generally peak in the fiscal third quarter, while inventory generally peaks in the fiscal second quarter in anticipation of the summer building season. These seasonal fluctuations may be impacted by strategic operational efficiency initiatives.
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
Mortgage
As of April 2, 2016, the balance on our mortgage loan was $159.4 million. The mortgage is secured by our owned distribution facilities. Our mortgage lender has a first priority pledge of the equity in the Company’s subsidiaries which hold the real property that secures the mortgage loan.
As modified on March 24, 2016, our mortgage is due on July 1, 2019, subject to a $60.0 million principal payment due no later than July 1, 2017, and a $55.0 million principal payment due no later than July 1, 2018, except as otherwise permitted. The mortgage requires monthly interest-only payments, at an interest rate of 6.35%.
Under our previous mortgage terms, we were required to transfer certain funds to be held as collateral. The previously required collateral account is no longer required under the amended mortgage terms, and the lender returned the remaining $3.1 million account balance to us in the first quarter of fiscal 2016.
Revolving Credit Facilities
On August 4, 2006, we entered into the U.S. revolving credit facility, as later amended, most recently on March 24, 2016 (the “Amendment”). The U.S. revolving credit facility has a final maturity of July 15, 2017, with a maximum available revolving credit of $370.0 million, which includes the $20.0 million Tranche A Loan, the maturity date of which coincides with the U.S. revolving credit facility. Amounts outstanding under the U.S. revolving credit facility are secured on a first priority basis by substantially all of our personal property and trade fixtures, including all accounts receivable, general intangibles, inventory, and equipment. Our obligations under the U.S. revolving credit facility are also secured by a second priority interest in the equity of our real estate subsidiaries which hold the real estate that secures our mortgage loan described above.
Our subsidiary, BlueLinx Canada, has a revolving credit facility with Canadian Imperial Bank of Commerce, with a maximum available credit of $10.0 million, due upon the the earlier of August 12, 2018, or the maturity date of the U.S. revolving credit facility. During the second quarter of fiscal 2016, we prepaid the balance of our Canadian revolving credit facility in full. Though we retain the availability of this credit facility, any future draw downs under the Canadian revolving credit facility will require the approval of the lender.
As of April 2, 2016, we had outstanding borrowings of $272.5 million and excess availability of $61.8 million under these revolving credit facilities.
Our revolving credit facilities contain customary covenants and restrictions for asset based loans. As provided for in the Amendment, the only covenant we deem material is a requirement that we maintain a fixed charge coverage ratio of 1.2 to 1.0 in the event our excess availability under the U.S. revolving credit facility falls below the greater of a defined range, adjusted on a seasonal basis, of $35.0 million to $39.0 million; or the amount equal to 12.5% of the lesser of (a) the sum of the borrowing base and the Tranche A borrowing base or (b) the Maximum Credit as defined in the U.S. revolving credit facility. While we do not anticipate that our excess availability will drop below the Excess Availability Threshold as defined in the U.S. revolving credit facility in the foreseeable future; however, if applied, we currently would not meet the required fixed charge coverage ratio. We were in compliance with all covenants under these revolving credit facilities as of April 2, 2016.

Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first three months of fiscal 2016 was $51.6 million, compared to net cash used in operating activities of $37.5 million in the first three months of fiscal 2015. Accounts receivable increased by $43.0 million during fiscal 2016, compared to an increase of $33.1 million in the first quarter of the prior fiscal year. The increase in accounts receivable over the first three months of the year was commensurate with sales activity, including our year-over-year sales increase. Inventory increased by $19.8 million in the first three months of 2016, which reflects our normal ramp-up to the summer selling season. The inventory increase in fiscal 2016 was less than the inventory increase of $32.5 million in the corresponding period of 2015, as a result of our strategy of a disciplined approach to inventory management.
Investing Activities
Net cash provided by investing activities for the first three months of fiscal 2016 was $1.2 million compared to net cash used in investing activities of $0.3 million in the first three months of fiscal 2015. Our cash provided by investing activities primarily was related to the proceeds from sales of equipment, and the sale of a small outparcel of land.
In the future, we may sell certain owned properties, and/or perform sale and lease back transactions of certain of our owned properties.
Financing Activities
Net cash provided by financing activities of $52.7 million for the first three months of fiscal 2016, primarily reflected net borrowings on the revolving lines of credit of $52.0 million. We generally anticipate borrowings to fluctuate in response to seasonal factors, which may be impacted by strategic operational efficiency initiatives.
Operating Working Capital
Operating working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Operating working capital is defined as current assets less current liabilities plus the current portion of long-term debt. Management of operating working capital helps to ensure that we can maximize our return on working capital assets.
Our operating working capital requirements reflect the seasonal nature of our business. Operating working capital of $317.4 million at April 2, 2016, compared to $278.5 million as of January 2, 2016, increased on a net basis due to seasonal payment patterns and increases in purchase volume associated with projected increased demand; as our inventories and receivables have increased as expected, by $19.8 million and $43.0 million, respectively, as we move into our peak selling season. Operating working capital in the corresponding prior year fiscal quarter ended April 4, 2015 was $333.5 million, with the $16.1 million year-over-year decrease primarily due to the year-over-year inventory decrease due to inventory management.
We anticipate the accounts receivable and inventory components of our operating working capital calculation to generally continue to fluctuate on a seasonal basis.
Contractual Obligations
As stated in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, disclosures for Item 7 “Contractual Commitments”, were not required, as we are a Smaller Reporting Company.
Critical Accounting Policies
The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. There have been no material changes to our critical accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As stated in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, disclosures for Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk”, were not required, as we are a Smaller Reporting Company.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the first quarter of fiscal 2016, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016, as filed with the SEC.
ITEM 5. OTHER INFORMATION
During the first quarter of fiscal 2016, the Company decided to exit its Canadian sales center and administrative office before the end of the fiscal 2016 year. Exit costs for this sales center and administrative office consist of employee severance costs, which were not material, and were accrued in the first quarter of fiscal 2016. During the second quarter of fiscal 2016, we prepaid the balance of our Canadian revolving credit facility in full. Though we retain the availability of this credit facility, any future draw downs under the Canadian revolving credit facility will require the approval of the lender.
ITEM 6. EXHIBITS

Exhibit Number		Description

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).

*
Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: May 12, 2016	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number		Description

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements (Unaudited).

*
Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.