Form 10-Q
period 2016-07-02
BlueLinx Holdings Inc.
filed 2016-08-04
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 2, 2016

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

As of August 4, 2016 there were 9,031,275 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended July 2, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$509,011	$515,656	$983,337	$970,605
Cost of sales	451,624	455,673	868,354	860,426
Gross profit	57,387	59,983	114,983	110,179
Operating expenses:
Selling, general, and administrative	52,294	50,675	107,093	100,711
Depreciation and amortization	2,396	2,438	4,872	4,716
Total operating expenses	54,690	53,113	111,965	105,427
Operating income	2,697	6,870	3,018	4,752
Non-operating expenses (income):
Interest expense	6,250	6,690	13,457	13,243
Other expense (income), net	135	29	(237)	387
Income (loss) before benefit from income taxes	(3,688)	151	(10,202)	(8,878)
Benefit from income taxes	(544)	(2,719)	(913)	(2,803)
Net income (loss)	$(3,144)	$2,870	$(9,289)	$(6,075)
Weighted average common shares:
Basic	8,895	8,739	8,886	8,728
Diluted	8,895	8,786	8,886	8,728
Basic and diluted net income (loss) per share applicable to common stock	$(0.35)	$0.33	$(1.05)	$(0.70)

Comprehensive income (loss):
Net income (loss)	$(3,144)	$2,870	$(9,289)	$(6,075)
Other comprehensive income (loss):
Foreign currency translation, net of tax	34	(34)	306	(316)
Amortization of unrecognized pension loss, net of tax	223	211	447	422
Pension curtailment, net of tax	(12,185)	6,102	(12,185)	6,102
Total other comprehensive income (loss)	(11,928)	6,279	(11,432)	6,208
Comprehensive income (loss)	$(15,072)	$9,149	$(20,721)	$133

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	July 2, 2016	January 2, 2016
Assets:
Current assets:
Cash	$5,240	$4,808
Receivables, less allowances of $3.4 million and $3.2 million, respectively	181,623	138,545
Inventories, net	214,802	226,660
Other current assets	28,562	32,011
Total current assets	430,227	402,024
Property and equipment:
Land and land improvements	35,926	40,108
Buildings	80,630	89,006
Machinery and equipment	78,646	79,173
Construction in progress	349	255
Property and equipment, at cost	195,551	208,542
Accumulated depreciation	(105,628)	(106,966)
Property and equipment, net	89,923	101,576
Other non-current assets	9,784	9,542
Total assets	$529,934	$513,142
Liabilities:
Current liabilities:
Accounts payable	$96,830	$88,087
Bank overdrafts	17,330	17,287
Accrued compensation	6,829	4,165
Current maturities of long-term debt	62,653	6,611
Other current liabilities	12,942	14,023
Total current liabilities	196,584	130,173
Non-current liabilities:
Long-term debt	340,222	377,773
Pension benefit obligation	45,755	36,791
Other non-current liabilities	12,934	14,301
Total liabilities	595,495	559,038
Stockholders’ deficit:
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued - 9,031,275 and 8,943,846 respectively.	90	89
Additional paid-in capital	256,959	255,905
Accumulated other comprehensive loss	(46,206)	(34,774)
Accumulated stockholders’ deficit	(276,404)	(267,116)
Total stockholders’ deficit	(65,561)	(45,896)
Total liabilities and stockholders’ deficit	$529,934	$513,142

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 2, 2016	Six Months Ended July 4, 2015
Net cash used in operating activities	$(25,943)	$(46,247)

Net cash provided by (used in) investing activities	1,853	(699)

Cash flows from financing activities:
Repayments on revolving credit facilities	(282,371)	(187,394)
Borrowings from revolving credit facilities	308,673	256,647
Principal payments on mortgage	(9,431)	(8,534)
Increase (decrease) in bank overdrafts	—	(15,428)
Decrease in restricted cash related to the mortgage	9,118	—
Other, net	(1,467)	(23)
Net cash provided by financing activities	24,522	45,268

Increase (decrease) in cash	432	(1,678)
Cash balance, beginning of period	4,808	4,522
Cash balance, end of period	$5,240	$2,844

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2016
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
New Accounting Standards
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before December 15, 2016. We do not believe that the adoption of the revenue recognition standard will have a material impact on our Consolidated Financial Statements.
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
Share-Based Compensation. In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718).” This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We do not anticipate that the adoption of this accounting standard will have a material impact on our Consolidated Financial Statements.

2. Employee Benefits
The following table shows the components of net periodic pension cost (in thousands):

	Three Months Ended July 2, 2016	Three Months Ended July 4, 2015
Service cost	$252	$300
Interest cost on projected benefit obligation	1,271	1,250
Expected return on plan assets	(1,551)	(1,523)
Amortization of unrecognized loss	223	211
Net periodic pension cost	$195	$238

	Six Months Ended July 2, 2016	Six Months Ended July 4, 2015
Service cost	$504	$600
Interest cost on projected benefit obligation	2,542	2,500
Expected return on plan assets	(3,102)	(3,046)
Amortization of unrecognized loss	447	422
Net periodic pension cost	$391	$476
During the first six months of fiscal 2016, we renegotiated our collective bargaining agreements with certain unionized locations. These collective bargaining agreements cover a number of specific items such as wages, medical coverage, and certain other benefit programs, including pension plan participation. As a result of these renegotiations, a significant percentage of the participants in the plan are no longer accruing future years of service, which triggered a curtailment. The pension benefit obligation increased $12.2 million as a result of changes in actuarial assumptions related to the curtailment; primarily, the discount rate, as recorded on the Condensed Consolidated Balance Sheets; along with a decrease to accumulated other comprehensive income of $12.2 million recorded in other comprehensive loss on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). No intraperiod income tax effect was required to be recorded as a result of the curtailment.
3. Operational Efficiency Initiatives
During the second quarter of fiscal 2016, we announced operational efficiency initiatives which will result in the closure of four owned distribution centers by the end of the third quarter of 2016, and a corresponding reduction in force of approximately 60 full-time employees. A $1.2 million severance and employee benefits charge was recorded in the second quarter of fiscal 2016 in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with a corresponding liability recorded in the Condensed Consolidated Balance Sheet in “Other current liabilities” due to the initiative. The payments for the severance and employee benefits charges are expected to occur throughout the remainder of fiscal 2016.
Additionally, for the first six months of fiscal 2016, we announced the closure of our Canadian sales center and administrative office, in the first quarter of fiscal 2016, which resulted in a reduction in force of approximately 11 full-time employees. Severance charges recorded in the first quarter of fiscal 2016 were immaterial.
Furthermore, as part of the operational efficiency initiative process, we also began a stock keeping unit (“SKU”) rationalization initiative in local markets during the second quarter of fiscal 2016, resulting in the identification of certain less productive SKUs which we decided to discontinue offering. The SKU rationalization initiative was substantially completed by the end of the second quarter of fiscal 2016.
We recognized total inventory adjustments in “Inventories” on the Condensed Consolidated Balance Sheet related to the operational efficiency initiatives of approximately $4.3 million, recorded as a reduction of gross margin. We also recognized an additional $2.2 million of “selling, general, and administrative” expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) primarily for cost to serve, which included material handling and delivery cash payments.
4. Assets Held for Sale and Net Gain on Disposition
We have designated certain properties as held for sale, due to strategic initiatives. At the time of designation, we ceased recognizing depreciation expense on these assets. As of July 2, 2016, and January 2, 2016, total assets held for sale were $8.4 million and $2.3 million, respectively, and were included in “Other current assets” in our Consolidated Balance Sheets. During the second quarter of fiscal 2016, we sold our Pearl, Mississippi distribution facility, reduced the balance of the mortgage by the cash received from the sale of $0.6 million, and recognized a gain of $0.3 million. We are actively marketing all properties that are designated as held for sale.
5. Fair Value Measurements
Carrying amounts for our financial instruments are not significantly different from their fair values, with the exception of our mortgage. To determine the fair value of our mortgage, we use a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. As of July 2, 2016, the carrying amount and fair value of our mortgage was $158.8 million and $167.3 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate mortgage. The fair value of our debt is not indicative of the amounts at which we could settle our debt.
Additionally, certain of our equity-based compensation awards are valued using an option-pricing model, which we believe to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. See Note 7 for a discussion of these awards and the associated fair value measurements.
6. Earnings per Share
We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted shares. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock awards, restricted stock units, performance shares, performance units, and stock options. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. Due to year-to-date net losses, basic and diluted earnings per share are equivalent for the three and six months ended July 2, 2016, and the six months ended July 4, 2015.
The reconciliation of basic and diluted income per common share for the three months ended July 4, 2015 was as follows (in thousands, except per share data):

Three Months Ended July 4, 2015
Net income	$2,870

Basic weighted shares outstanding	8,739
Dilutive effect of share-based awards	47
Diluted weighted average shares outstanding	8,786

Basic earnings per share	$0.33
Diluted earnings per share	$0.33
7. Share-Based Compensation

During the second quarter of 2016, our stockholders approved our new 2016 Long-Term Incentive Plan (the “2016 Plan”), as a stock-based compensation plan covering officers, directors, and employees. The 2016 Plan also provides for the granting of certain cash-settled awards, such as Stock Appreciation Rights (“SARs”). These SARs allow the holder to receive in cash the difference between the cash-settled SARs’ grant price (the market value of our stock on the grant date) and the market value of our stock on the vesting date of the SAR. During the second quarter of fiscal 2016, we issued cash-settled SARs under the 2016 Plan.

Quarterly expense attributions of the cash-settled SARs are based on estimates of the fair market value of the awards at the end of each quarter during the service period using the Black-Scholes-Merton option-pricing model (the “Black-Scholes model”).The Black-Scholes model requires the input of highly subjective assumptions such as the expected stock price volatility. The following table summarizes the assumptions used to compute the current fair value of our cash-settled SARs:

Expected volatility	64.31%
Risk-free interest rate	0.59%
Expected term (in years)	2.04
Expected dividend yield	Not applicable
The cash-settled SARs vest on July 16, 2018, at which time half of any appreciation over the $7.00 exercise price will become payable within thirty days of the vesting date, and the remainder payable within one year. At July 2, 2016, there were 369,000 cash-settled SARs issued and outstanding. Expense recorded in the second quarter of fiscal 2016 for these awards was immaterial.
8. Accumulated Other Comprehensive Loss
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
The changes in balances for each component of Accumulated Other Comprehensive Income (Loss) for the quarter ended July 2, 2016, were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
January 2, 2016, beginning balance	$396	$(35,382)	$212	$(34,774)
Other comprehensive income (loss), net of tax (1)	306	(11,738)	—	(11,432)
July 2, 2016, ending balance, net of tax	$702	$(47,120)	$212	$(46,206)

(1)
For the six months ended July 2, 2016, there was $0.4 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost, which reduced the $12.2 million loss recognized in Other Comprehensive Loss as a result of the pension curtailment (see Note 2). There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.

9. Liquidity
A portion of our debt is classified as “Current maturities of long-term debt” on our Condensed Consolidated Balance Sheet as of July 2, 2016, since it is due within the next twelve months. These amounts consist of a remaining $59.1 million principal reduction of our mortgage, which is due by July 1, 2017, and $3.5 million of the Tranche A Loan. We are actively engaged in marketing certain of our real estate holdings in order to meet the principal reduction date specified by our mortgage loan (see Note 4).
10. Subsequent Event

On July 26, 2016, we were notified by the New York Stock Exchange (“NYSE”) that, as of that date, the average closing price of our common stock was no longer considered by the NYSE to be below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE. Accordingly, we have regained compliance with the NYSE’s minimum average share price continued listing standard.
As previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 2, 2016, we have not yet regained compliance with the NYSE’s average market capitalization and stockholders’ equity continued listing standard, because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million, and, at the same time, our stockholders’ equity was less than $50 million.  However, we have maintained a market capitalization of at least $50 million on a daily basis since March 29, 2016.

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
The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors outside of our control; that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2016, as filed with the SEC, and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute;

•	inventory management and commodities pricing;

•	new housing starts and inventory levels of existing homes for sale;

•	general economic and business conditions in the United States;

•	financial condition and creditworthiness of our customers;

•	continuation of supply from our key vendors;

•	reliability of the technologies we utilize;

•	activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	adverse weather patterns or conditions;

•	acts of cyber intrusion;

•	variations in the performance of the financial markets, including the credit markets; and

•	other factors described herein and in Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2016, as filed with the SEC.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

Executive Level Overview
Background
We are a leading distributor of building and industrial products in North America. The Company is headquartered in Atlanta, Georgia, and we operate our distribution business through a national network of distribution centers. We operate in many major metropolitan areas in the United States (“U.S.”). We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board, rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 39% of our second quarter of fiscal 2016 net sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), and metal products (excluding rebar and remesh). Specialty products accounted for approximately 61% of our second quarter of fiscal 2016 net sales.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature.
Operational Efficiency Initiatives
During the second quarter of fiscal 2016, we announced operational efficiency initiatives which will result in the closure of four owned distribution centers by the end of the third quarter of 2016, and a corresponding reduction in force of approximately 60 full-time employees. A $1.2 million severance and employee benefits charge was recorded in the second quarter of fiscal 2016 in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with a corresponding liability recorded in the Condensed Consolidated Balance Sheet in “Other current liabilities” due to the initiative. The payments for the severance and employee benefits charges are expected to occur throughout the remainder of fiscal 2016.
Additionally, for the first six months of fiscal 2016, we announced the closure of our Canadian sales center and administrative office, in the first quarter of fiscal 2016, which resulted in a reduction in force of approximately 11 full-time employees. Severance charges recorded in the first quarter of fiscal 2016 were immaterial.
Furthermore, as part of the operational efficiency initiative process, we also began a stock keeping unit (“SKU”) rationalization initiative in local markets during the second quarter of fiscal 2016, resulting in the identification of certain less productive SKUs which we decided to discontinue offering. The SKU rationalization initiative was substantially completed by the end of the second quarter of fiscal 2016.
We recognized total inventory adjustments in “Inventories” on the Condensed Consolidated Balance Sheet related to the operational efficiency initiatives of approximately $4.3 million, recorded as a reduction of gross margin. We also recognized an additional $2.2 million of “selling, general, and administrative” expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) primarily for cost to serve, which included material handling and delivery cash payments.
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

Adjusted EBITDA
We define Adjusted EBITDA as an amount equal to net income (loss) plus interest expense and all interest expense related items (e.g., write-off of debt issuance costs, charges associated with mortgage refinancing), income taxes, depreciation and amortization, and further adjusted to exclude certain non-cash items and other adjustments to Consolidated Net Income (Loss). We present Adjusted EBITDA because it is a primary measure used by management to evaluate operating performance and, we believe, helps to enhance investors’ overall understanding of the financial performance of our business. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. Adjusted EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.
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
The Company's Adjusted EBITDA for the quarters ended July 2, 2016 and July 4, 2015, and the first six months of fiscal 2016 and fiscal 2015 are shown in the following table:

	Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(Dollars in thousands) (unaudited)
Net income (loss)	$(3,144)	$2,870	$(9,289)	$(6,075)
Adjustments:
Depreciation and amortization	2,396	2,438	4,872	4,716
Interest expense	6,250	6,690	13,457	13,243
Benefit from income taxes	(544)	(2,719)	(913)	(2,803)
Gain from the sale of properties	(384)	—	(761)	—
Share-based compensation expense, excluding restructuring	430	519	845	1,135
Restructuring, severance, and legal	7,581	(36)	8,069	(65)
Refinancing-related expenses	69	—	3,385	$—
Adjusted EBITDA	$12,654	$9,762	$19,665	$10,151
Results of Operations
The following table sets forth our results of operations for the second quarters of fiscal 2016 and fiscal 2015:

	Second Quarter of Fiscal 2016	% of Net Sales	Second Quarter of Fiscal 2015	% of Net Sales
	(Dollars in thousands) (unaudited)
Net sales	$509,011	100.0%	$515,656	100.0%
Gross profit	57,387	11.3%	59,983	11.6%
Selling, general, and administrative	52,294	10.3%	50,675	9.8%
Depreciation and amortization	2,396	0.5%	2,438	0.5%
Operating income	2,697	0.5%	6,870	1.3%
Interest expense, net	6,250	1.2%	6,690	1.3%
Other expense, net	135	—%	29	—%
Income (loss) before benefit from income taxes	(3,688)	(0.7)%	151	—%
Benefit from income taxes	(544)	(0.1)%	(2,719)	(0.5)%
Net income (loss)	$(3,144)	(0.6)%	$2,870	0.6%

The following table sets forth our results of operations for the first six months of fiscal 2016 and fiscal 2015:

	First Six Months of Fiscal 2016	% of Net Sales	First Six Months of Fiscal 2015	% of Net Sales
	(Dollars in thousands) (unaudited)
Net sales	$983,337	100.0%	$970,605	100.0%
Gross profit	114,983	11.7%	110,179	11.4%
Selling, general, and administrative	107,093	10.9%	100,711	10.4%
Depreciation and amortization	4,872	0.5%	4,716	0.5%
Operating income	3,018	0.3%	4,752	0.5%
Interest expense, net	13,457	1.4%	13,243	1.4%
Other expense (income), net	(237)	—%	387	—%
Loss before benefit from income taxes	(10,202)	(1.0)%	(8,878)	(0.9)%
Benefit from income taxes	(913)	(0.1)%	(2,803)	(0.3)%
Net loss	$(9,289)	(0.9)%	$(6,075)	(0.6)%
The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods:

	Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(Dollars in millions) (unaudited)
Sales by category
Structural products	$202	$207	$390	$395
Specialty products	314	313	606	587
Other (1)	(7)	(4)	(13)	(11)
Total sales	$509	$516	$983	$971
Sales variances $
Unit volume $ change from prior year	$9	$(2)	$56	$11
Price/other (1)	(16)	(14)	(43)	(16)
Total $ change	$(7)	$(16)	$13	$(5)
Sales variances %
Unit volume % change from prior year	1.7%		5.6%
Price/other (1)	(3.0)%		(4.3)%
Total % change	(1.3)%		1.3%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, versus comparable prior periods:

	Quarter Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(Dollars in millions) (unaudited)
Gross margin by category
Structural products	$19	$17	$36	$30
Specialty products	40	42	80	78
Other (1)	(2)	1	(1)	2
Total gross margin	$57	$60	$115	$110
Gross margin % by category
Structural products	9.5%	8.0%	9.4%	7.7%
Specialty products	12.8%	13.6%	13.2%	13.3%
Total gross margin %	11.3%	11.6%	11.7%	11.4%
Proforma gross margin (2)	13.1%	—%	12.7%	—%

Unit volume change by product, from prior year
Structural products	(1.2)%		4.6%
Specialty products	3.7%		6.2%
Total change in unit volume %	1.7%		5.6%

(1)	“Other” includes unallocated allowances and discounts.

(2)	Proforma gross margin is equal to same-center gross margin, excluding inventory adjustments to gross margin for the operational efficiency initiatives.

	Quarter Ended		Six Months Ended
	(Dollars in thousands) (unaudited)
Comparable Same Center Schedule (1):	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$509,011	$515,656	$983,337	$970,605
Less: closed centers	31,164	46,121	65,861	90,973
Same center net sales	$477,847	$469,535	$917,476	$879,632

Actual year-over-year percentage increase (decrease)	(1.3)%		1.3%
Same center year-over-year percentage increase	1.8%		4.3%

Gross profit	$57,387	$59,983	$114,983	$110,179
Less: closed centers	636	4,908	4,286	9,763
Same center gross profit	$56,751	$55,075	$110,697	$100,416

(1)
The Comparable Same Center Schedule, presented above, includes Net Sales at locations excluding closed locations. Comparable Same Center information is intended only as supplemental information and is not a substitute for Net Sales or Gross Profit presented in accordance with generally accepted accounting principles.

Second Quarter of Fiscal 2016 Compared to Second Quarter of Fiscal 2015
Net sales.  For the second quarter of fiscal 2016, net sales decreased by 1.3%, or $6.6 million, compared to the second quarter of fiscal 2015. The decrease in sales was largely driven by operational consolidation resulting from distribution center closures. Specialty sales increased by $1.0 million, compared to the second quarter of fiscal 2015, while structural sales decreased by $5.0 million during the same period. Structural unit volumes decreased by 1.2%, while specialty unit volumes increased by 3.7%. Same center sales increased by $8.3 million for the comparable quarterly period, an increase of 1.8%.

Gross profit.  For the second quarter of fiscal 2016, gross profit decreased by 4.3%, or $2.6 million, compared to the second quarter of fiscal 2015. Total gross margins decreased slightly, by approximately 30 basis points over the prior fiscal year period. While structural gross margin increased by 1.5%, the increase was offset by a decrease of 80 basis points in specialty products. Proforma gross margin for the second quarter was 13.1%, indicating improving same-center gross margins, excluding inventory adjustments for our operational efficiency initiatives. Same center gross profit increased by $1.7 million for the comparable quarterly period.
Selling, general, and administrative expenses.  The increase of 3.2%, or $1.6 million, is primarily related to costs related to our operational efficiency initiatives, including severance; and material handling and delivery charges on our items subject to SKU rationalization, offset by gains from property sales and decreases in certain payroll-related costs.
First Six Months of Fiscal 2016 Compared to First Six Months of Fiscal 2015
Net sales.  For the first six months of fiscal 2016, net sales increased by 1.3%, or $12.7 million, compared to the first six months of fiscal 2015. The year-over-year six month increase in sales was driven by a strong first quarter, assisted by stable commodities prices during the first six months of the year, and increased unit volume for the period in both specialty and structural products. Same center sales increased by $37.8 million for the comparable six month period, an increase of 4.3%.
Gross profit.  For the first six months of fiscal 2016, gross profit increased by 4.4%, or $4.8 million, compared to the first six months of fiscal 2015. Total gross margin increased 30 basis points over the comparable prior year period, which was driven largely by a 1.7% increase in structural product gross margin. Proforma gross margin for the first six months of fiscal 2016 was 12.7%, indicating improving same-center gross margins, excluding inventory adjustments for our operational efficiency initiatives. Same center gross profit increased by $10.3 million for the comparable six month period.
Selling, general, and administrative expenses.  The increase of $6.4 million, or 6.3%, is primarily related to fees paid to refinance our mortgage and U.S. revolving credit facility in the first quarter of fiscal 2016.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth fiscal quarters are typically our slowest quarters, due to the impact of poor weather on the construction market. Our second and third fiscal quarters are typically our strongest quarters, reflecting a substantial increase in construction, due to more favorable weather conditions. Our accounts receivable and payable generally peak in the fiscal second quarter, along with inventory, which also generally peaks in the fiscal second quarter in anticipation of the summer building season. These seasonal fluctuations may be impacted by strategic operational efficiency initiatives.
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
Mortgage
As of July 2, 2016, the balance on our mortgage loan was $158.8 million. The mortgage is secured by our owned distribution facilities. Our mortgage lender has a first priority pledge of the equity in the Company’s subsidiaries which hold the real property that secures the mortgage loan.
As modified on March 24, 2016, our mortgage is due on July 1, 2019, subject to a $59.1 million remaining principal reduction due no later than July 1, 2017, as reduced by principal payments to date; and a $55.0 million principal payment due no later than July 1, 2018. We are actively engaged in marketing certain of our real estate holdings in order to meet the principal reduction date specified by our mortgage loan. The mortgage requires monthly interest-only payments, at an annual interest rate of 6.35%.

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
As of July 2, 2016, our subsidiary, BlueLinx Canada, had a revolving credit facility with Canadian Imperial Bank of Commerce, with a maximum available credit of $10.0 million, due upon the earlier of August 12, 2018, or the maturity date of the U.S. revolving credit facility. During the second quarter of fiscal 2016, we prepaid the balance of our Canadian revolving credit facility in full. Subsequently, on July 27, 2016, we chose to terminate this credit facility, without penalties.
As of July 2, 2016, we had outstanding borrowings of $246.9 million and excess availability of $65.3 million under these revolving credit facilities.
Our revolving credit facilities contain customary covenants and restrictions for asset based loans, including a requirement that we maintain a fixed charge coverage ratio of 1.2 to 1.0 in the event our excess availability under the U.S. revolving credit facility falls below the greater of a defined range, adjusted on a seasonal basis, of $35.0 million to $39.0 million; or the amount equal to 12.5% of the lesser of (a) the sum of the borrowing base and the Tranche A borrowing base or (b) the Maximum Credit as defined in the U.S. revolving credit facility. While we do not anticipate that our excess availability will drop below the Excess Availability Threshold as defined in the U.S. revolving credit facility in the foreseeable future; however, if applied, we currently would not meet the required fixed charge coverage ratio. We were in compliance with all covenants under these revolving credit facilities as of July 2, 2016.
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first six months of fiscal 2016 was $25.9 million, compared to net cash used in operating activities of $46.2 million in the first six months of fiscal 2015. Accounts receivable increased by $43.1 million during fiscal 2016, compared to an increase of $52.8 million in the second quarter of the prior fiscal year. The increase in accounts receivable over the first six months of the fiscal year was commensurate with sales activity, including our year-over-year sales increase. Inventory decreased by $11.9 million in the first six months of fiscal 2016, which reflects our focus on a disciplined approach to inventory management, including the SKU rationalization initiative, and also reflects less inventory due to distribution center closures.
As our business is seasonal, management also assesses inventory and accounts receivable comparisons to the prior year period. Inventories decreased by $61.6 million from July 4, 2015, and accounts receivable decreased by $15.7 million, indicating favorable conditions from July 4, 2015 to July 2, 2016, regarding inventory management and sales.
Investing Activities
Net cash provided by investing activities for the first six months of fiscal 2016 was $1.9 million compared to net cash used in investing activities of $0.7 million in the first six months of fiscal 2015. Our cash provided by investing activities primarily was related to the sale of a distribution center and a small outparcel of land.
In the future, we intend to continue to sell certain of our owned properties, and/or perform sale and lease back transactions of certain of our owned properties.
Financing Activities
Net cash provided by financing activities of $24.5 million for the first six months of fiscal 2016, primarily reflected net borrowings on the revolving lines of credit of $26.3 million, offset by mortgage payment and restricted cash activities. We generally anticipate borrowings to fluctuate in response to seasonal factors, which may be further impacted by strategic operational efficiency initiatives.

Operating Working Capital

Selected financial information (unaudited), in thousands
	July 2, 2016	January 2, 2016	July 4, 2015
Current assets:
Cash	$5,240	$4,808	$2,844
Receivables, less allowance for doubtful accounts	181,623	138,545	197,345
Inventories, net	214,802	226,660	276,362
Other current assets	28,562	32,011	31,680
Total current assets	$430,227	$402,024	$508,231

Current liabilities:
Accounts payable	$96,830	$88,087	$115,058
Bank overdrafts	17,330	17,287	11,852
Accrued compensation	6,829	4,165	4,316
Current maturities of long-term debt	62,653	6,611	203,142
Other current liabilities	12,942	14,023	14,290
Total current liabilities	$196,584	$130,173	$348,658

Operating working capital	$296,296	$278,462	$362,715
Operating working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Operating working capital is defined as current assets less current liabilities plus the current portion of long-term debt. Management of operating working capital helps us monitor our progress in meeting our goals to maximize our return on working capital assets.
Our operating working capital requirements reflect the seasonal nature of our business. Operating working capital of $296.3 million at July 2, 2016, compared to $278.5 million as of January 2, 2016, increased on a net basis as a result of our seasonal selling patterns which resulted in a $43.1 million increase in accounts receivable, offset by an $11.9 million decrease in inventory in connection with our inventory management operational efficiency initiatives.
Operating working capital decreased from July 4, 2015 to July 2, 2016, by $66.4 million, primarily driven by decreases in inventory of $61.6.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the second quarter of fiscal 2016, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year January 2, 2016, as filed with the SEC.
ITEM 6. EXHIBITS

Exhibit Number		Description

3.1
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of BlueLinx Holdings Inc. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 13, 2016).

10.1
BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 3, 2016).

10.2
BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Incentive Plan Form of Stock Appreciation Rights Agreement (incorporated by reference to Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 3, 2016).

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

BlueLinx Holdings Inc.
(Registrant)

Date: August 4, 2016	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer