Form 10-Q
period 2016-10-01
BlueLinx Holdings Inc.
filed 2016-11-10
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 1, 2016

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

As of November 10, 2016 there were 9,031,263 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended October 1, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$476,049	$517,831	$1,459,386	$1,488,435
Cost of sales	415,999	457,007	1,284,354	1,317,433
Gross profit	60,050	60,824	175,032	171,002
Operating expenses (income):
Selling, general, and administrative	49,152	49,907	157,006	150,617
Gains from sales of property	(13,940)	—	(14,701)	—
Depreciation and amortization	2,220	2,439	7,091	7,155
Total operating expenses	37,432	52,346	149,396	157,772
Operating income	22,618	8,478	25,636	13,230
Non-operating expenses (income):
Interest expense	6,105	7,115	19,562	20,358
Other (income) expense, net	(17)	263	(255)	650
Income (loss) before provision for (benefit from) income taxes	16,530	1,100	6,329	(7,778)
Provision for (benefit from) income taxes	1,522	539	609	(2,264)
Net income (loss)	$15,008	$561	$5,720	$(5,514)

Basic earnings (loss) per share	$1.69	$0.06	$0.64	$(0.63)
Diluted earnings (loss) per share	$1.68	$0.06	$0.64	$(0.63)

Comprehensive income (loss):
Net income (loss)	$15,008	$561	$5,720	$(5,514)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(29)	(214)	277	(530)
Amortization of unrecognized pension loss, net of tax	340	84	787	342
Pension curtailment, net of tax	—	(1,852)	(12,185)	4,414
Total other comprehensive income (loss)	311	(1,982)	(11,121)	4,226
Comprehensive income (loss)	$15,319	$(1,421)	$(5,401)	$(1,288)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	October 1, 2016	January 2, 2016
Assets:
Current assets:
Cash	$4,704	$4,808
Receivables, less allowances of $3.3 million and $3.2 million, respectively	163,388	138,545
Inventories, net	207,909	226,660
Other current assets	25,176	32,011
Total current assets	401,177	402,024
Property and equipment:
Land and land improvements	35,873	40,108
Buildings	80,839	89,006
Machinery and equipment	75,240	79,173
Construction in progress	1,539	255
Property and equipment, at cost	193,491	208,542
Accumulated depreciation	(104,052)	(106,966)
Property and equipment, net	89,439	101,576
Other non-current assets	9,822	9,542
Total assets	$500,438	$513,142
Liabilities:
Current liabilities:
Accounts payable	$93,777	$88,087
Bank overdrafts	15,554	17,287
Accrued compensation	7,581	4,165
Current maturities of long-term debt	44,909	6,611
Other current liabilities	12,728	14,023
Total current liabilities	174,549	130,173
Non-current liabilities:
Long-term debt	318,245	377,773
Pension benefit obligation	44,608	36,791
Other non-current liabilities	12,769	14,301
Total liabilities	550,171	559,038
Stockholders’ deficit:
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued - 9,031,263 and 8,943,846 respectively.	90	89
Additional paid-in capital	257,468	255,905
Accumulated other comprehensive loss	(45,895)	(34,774)
Accumulated stockholders’ deficit	(261,396)	(267,116)
Total stockholders’ deficit	(49,733)	(45,896)
Total liabilities and stockholders’ deficit	$500,438	$513,142

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 1, 2016	Nine Months Ended October 3, 2015
Net cash used in operating activities	$(170)	$(28,253)

Property and equipment investments	(511)	(1,482)
Proceeds from sale of assets	18,900	621
Net cash provided by (used in) investing activities	18,389	(861)

Cash flows from financing activities:
Repayments on revolving credit facilities	(399,283)	(293,169)
Borrowings from revolving credit facilities	401,963	346,028
Principal payments on mortgage	(26,041)	(8,903)
Decrease in bank overdrafts	(1,733)	(9,159)
Decrease in restricted cash related to the mortgage	9,118	117
Other, net	(2,347)	(3,418)
Net cash provided by (used in) financing activities	(18,323)	31,496

Increase (decrease) in cash	(104)	2,382
Cash balance, beginning of period	4,808	4,522
Cash balance, end of period	$4,704	$6,904

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2016
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report on Form 10-K”) for the year ended January 2, 2016, as filed with the Securities and Exchange Commission.
New Accounting Standards
Leases. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted.
Adoption of this standard may have a significant impact on our Consolidated Balance Sheets. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement, or presentation of lease expenses within the Consolidated Statements of Operations and Cash Flows. For information about our current undiscounted future lease payments and the timing of those payments, see Note 13, “Lease Commitments,” in our Annual Report on Form 10-K for the year ended January 2, 2016.
2. Employee Benefits
The following table shows the components of net periodic pension cost (in thousands):

	Three Months Ended October 1, 2016	Three Months Ended October 3, 2015
Service cost	$246	$251
Interest cost on projected benefit obligation	1,179	1,300
Expected return on plan assets	(1,561)	(1,563)
Amortization of unrecognized loss	340	138
Net periodic pension cost	$204	$126

	Nine Months Ended October 1, 2016	Nine Months Ended October 3, 2015
Service cost	$750	$851
Interest cost on projected benefit obligation	3,721	3,800
Expected return on plan assets	(4,663)	(4,609)
Amortization of unrecognized loss	787	560
Net periodic pension cost	$595	$602
3. Operational Efficiency Initiatives
For the nine months ended October 1, 2016, we announced operational efficiency initiatives which resulted in severance and employee benefits charges, as further discussed below, as well as inventory initiatives that were largely completed in the second quarter of fiscal 2016. The inventory initiatives were fully completed in the third quarter of fiscal 2016, with a net $0.7 million fiscal third quarter increase to earnings more fully described below.
During the second quarter of fiscal 2016, we announced the closure of four owned distribution centers, and a corresponding reduction in force of approximately 60 full-time employees. These closures and reductions in force were completed by the end of the third quarter of fiscal 2016. A $1.2 million severance and employee benefits charge was recorded in the second quarter of fiscal 2016 in “selling, general, and administrative” expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with a corresponding liability recorded in the Condensed Consolidated Balance Sheet in “Other current liabilities” due to the initiative. In the third fiscal quarter and for the nine months ended October 1, 2016, $0.5 million of this obligation was paid. The remaining payments are expected to be paid in the fourth quarter of fiscal 2016.
Furthermore, as part of the operational efficiency initiative process, we also began a stock keeping unit (“SKU”) rationalization initiative in local markets during the second quarter of fiscal 2016, resulting in the identification of certain less productive SKUs which we decided to discontinue offering. The SKU rationalization initiative was completed by the end of the third quarter of fiscal 2016. The following table describes our total adjustments as a result of both the SKU rationalization initiative and facility closures on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the third quarter and nine months ended of fiscal 2016 (in millions):

	Three Months Ended October 1, 2016	Nine Months Ended October 1, 2016
Cost of sales	$(2.1)	$2.2
Selling, general, and administrative (1)	1.4	3.6
Total (increase) decrease to earnings	$(0.7)	$5.8
(1) Includes payments for material handling and delivery.
4. Assets Held for Sale and Net Gain on Disposition
We have designated seven unoccupied properties as held for sale, due to strategic initiatives. At the time of designation, we ceased recognizing depreciation expense on these assets. As of October 1, 2016, and January 2, 2016, the net book value of total assets held for sale was $5.6 million and $2.3 million, respectively, and was included in “other current assets” in our Consolidated Balance Sheets.
During the third quarter of fiscal 2016, we sold distribution facilities located in La Puente, California; Shreveport, Louisiana; Little Rock, Arkansas; and Harlingen, Texas. As a result of these transactions, we reduced the balance of the mortgage by the cash received from property sales of $16.6 million, and recognized a gain of $13.9 million. For the nine months ended October 1, 2016, we reduced the balance of the mortgage by the cash received from property sales of $17.2 million, and recognized gains of $14.7 million. We are actively marketing all properties that are designated as held for sale.
5. Fair Value Measurements
Carrying amounts for our financial instruments are not significantly different from their fair values, with the exception of our mortgage. To determine the fair value of our mortgage, we use a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. As of October 1, 2016, the carrying amount and fair value of our mortgage was $142.2 million and $144.7 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate mortgage. The fair value of our debt is not indicative of the amounts at which we could settle our debt.
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

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015 (1)
Net income (loss)	$15,008	$561	$5,720	$(5,514)

Basic weighted shares outstanding	8,900	8,769	8,891	8,741
Dilutive effect of share-based awards	30	38	72	—
Diluted weighted average shares outstanding	8,930	8,807	8,963	8,741

Basic earnings per share	$1.69	$0.06	$0.64	$(0.63)
Diluted earnings per share	$1.68	$0.06	$0.64	$(0.63)
(1) Basic and diluted earnings per share are equivalent for the nine months ended October 3, 2015, due to net losses for the period.
7. Accumulated Other Comprehensive Loss
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
The changes in balances for each component of Accumulated Other Comprehensive Income (Loss) for the nine months ended October 1, 2016, were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
January 2, 2016, beginning balance	$396	$(35,382)	$212	$(34,774)
Other comprehensive income (loss), net of tax (1)	277	(11,398)	—	(11,121)
October 1, 2016, ending balance, net of tax	$673	$(46,780)	$212	$(45,895)

(1)
For the nine months ended October 1, 2016, there was $0.8 million of actuarial loss recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of net periodic pension cost. There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.

8. Liquidity
A portion of our debt is classified as “Current maturities of long-term debt” on our Condensed Consolidated Balance Sheet as of October 1, 2016, since it is due within the next twelve months. These amounts consist of a remaining $42.5 million principal reduction of our mortgage, which is due by July 1, 2017, and $2.5 million of the Tranche A Loan. We are actively engaged in marketing certain of our real estate holdings in order to meet the principal reduction date specified by our mortgage loan.
As of October 1, 2016, we had outstanding borrowings of $223.2 million and excess availability of $68.9 million under the terms of the U.S. revolving credit facility.
On July 26, 2016, we were notified by the New York Stock Exchange (“NYSE”) that, as of that date, we regained compliance with the NYSE’s minimum average share price continued listing standard. In the fiscal third quarter of 2016, our average share price was $8.26, with low and high closing prices of $7.10 and $9.18, respectively, for the period.
We have maintained a market capitalization of at least $50.0 million on a daily basis since March 29, 2016. As previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 2, 2016, we have not yet regained compliance with the NYSE’s average market capitalization and stockholders’ equity continued listing standard, and so are still subject to compliance monitoring by the NYSE.
9. Subsequent Event

On November 3, 2016, we amended and extended our U.S. revolving credit facility and Tranche A Loan, together, the “Credit Agreement”, with the Thirteenth Amendment to the Credit Agreement. This amendment extends the maturity date of the Credit Agreement to July 15, 2018, and reduces the revolving loan limit by $15.0 million to $335.0 million. Furthermore, the amendment requires maintenance of a fixed charge coverage ratio of 1.2 to 1.0 in the event our excess availability falls below $32.5 million through March 31, 2017; and subsequently, the greater of a defined range, adjusted on a seasonal basis, of $36.0 million to $42.0 million and an amount equal to 12.5% of the lesser of (a) the sum of the borrowing base and the Tranche A Loan borrowing base or (b) the maximum credit.
The Tranche A Loan limit of $16.0 million as of the end of the third quarter of fiscal 2016 shall be subject to automatic commitment reductions depending on the time of year, with the balance due and payable by July 15, 2018; provided, that all scheduled commitment reductions on or after August 1, 2017 will be subject to satisfaction of certain conditions including a minimum excess availability threshold of at least $50.0 million after giving effect to any payment required after giving effect to such reduction. If a scheduled commitment reduction is prohibited due to not satisfying those conditions, the required excess availability covenant shall be increased by the amount of any such prohibited commitment reduction.
We were in compliance with all covenants under these revolving credit facilities as of October 1, 2016.

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

Executive Level Overview
Background
We are a leading distributor of building and industrial products in the United States. The Company is headquartered in Atlanta, Georgia, and we operate our distribution business through a national network of distribution centers. We operate in many major metropolitan areas in the United States. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board, rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 43% of our third quarter of fiscal 2016 net sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), and metal products (excluding rebar and remesh). Specialty products accounted for approximately 57% of our third quarter of fiscal 2016 net sales.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature.
Operational Efficiency Initiatives
For the nine months ended October 1, 2016, we announced operational efficiency initiatives which resulted in severance and employee benefits charges, as further discussed below, as well as inventory initiatives that were largely completed in the second quarter of fiscal 2016. The inventory initiatives were fully completed in the third quarter of fiscal 2016, with a net $0.7 million fiscal third quarter increase to earnings more fully described below.
During the second quarter of fiscal 2016, we announced the closure of four owned distribution centers, and a corresponding reduction in force of approximately 60 full-time employees. These closures and reductions in force were completed by the end of the third quarter of fiscal 2016. A $1.2 million severance and employee benefits charge was recorded in the second quarter of fiscal 2016 in “selling, general, and administrative” expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with a corresponding liability recorded in the Condensed Consolidated Balance Sheet in “Other current liabilities” due to the initiative. In the third fiscal quarter and for the nine months ended October 1, 2016, $0.5 million of this obligation was paid. The remaining payments are expected to be paid in the fourth quarter of fiscal 2016.
Furthermore, as part of the operational efficiency initiative process, we also began a stock keeping unit (“SKU”) rationalization initiative in local markets during the second quarter of fiscal 2016, resulting in the identification of certain less productive SKUs which we decided to discontinue offering. The SKU rationalization initiative was completed by the end of the third quarter of fiscal 2016. The following table describes our total adjustments as a result of both the SKU rationalization initiative and facility closures on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the third quarter and nine months ended of fiscal 2016 (in millions):

	Three Months Ended October 1, 2016	Nine Months Ended October 1, 2016
Cost of sales	$(2.1)	$2.2
Selling, general, and administrative (1)	1.4	3.6
Total (increase) decrease to earnings	$(0.7)	$5.8
(1) Includes payments for material handling and delivery.

Results of Operations
The following table sets forth our results of operations for the third quarters of fiscal 2016 and fiscal 2015:

	Third Quarter of Fiscal 2016	% of Net Sales	Third Quarter of Fiscal 2015	% of Net Sales
	(Dollars in thousands) (unaudited)
Net sales	$476,049	100.0%	$517,831	100.0%
Gross profit	60,050	12.6%	60,824	11.7%
Selling, general, and administrative	49,152	10.3%	49,907	9.6%
Gains from sales of property	(13,940)	(2.9)%	—	—%
Depreciation and amortization	2,220	0.5%	2,439	0.5%
Operating income	22,618	4.8%	8,478	1.6%
Interest expense, net	6,105	1.3%	7,115	1.4%
Other expense (income), net	(17)	—%	263	0.1%
Income before provision for income taxes	16,530	3.5%	1,100	0.2%
Provision for income taxes	1,522	0.3%	539	0.1%
Net income	$15,008	3.2%	$561	0.1%
The following table sets forth our results of operations for the first nine months of fiscal 2016 and fiscal 2015:

	First Nine Months of Fiscal 2016	% of Net Sales	First Nine Months of Fiscal 2015	% of Net Sales
	(Dollars in thousands) (unaudited)
Net sales	$1,459,386	100.0%	$1,488,435	100.0%
Gross profit	175,032	12.0%	171,002	11.5%
Selling, general, and administrative	157,006	10.8%	150,617	10.1%
Gains from sales of property	(14,701)	(1.0)%	—	—%
Depreciation and amortization	7,091	0.5%	7,155	0.5%
Operating income	25,636	1.8%	13,230	0.9%
Interest expense, net	19,562	1.3%	20,358	1.4%
Other expense (income), net	(255)	—%	650	—%
Income (loss) before provision for (benefit from) income taxes	6,329	0.4%	(7,778)	(0.5)%
Provision for (benefit from) income taxes	609	—%	(2,264)	(0.2)%
Net income (loss)	$5,720	0.4%	$(5,514)	(0.4)%

The following table sets forth changes in net sales by product category, sales variances due to changes in unit volume and dollar and percentage changes in unit volume and price versus comparable prior periods:

	Quarter Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(Dollars in millions) (unaudited)
Sales by category
Structural products	$204	$205	$594	$600
Specialty products	272	319	878	905
Other (1)	—	(6)	(13)	(17)
Total sales	$476	$518	$1,459	$1,488
Sales variances $
Unit volume $ change from prior year	$(46)		$10
Price/other (1)	4		(39)
Total $ change	$(42)		$(29)
Sales variances %
Unit volume % change from prior year	(8.5)%		0.4%
Price/other (1)	0.4%		(2.4)%
Total % change	(8.1)%		(2.0)%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth changes in gross margin dollars and percentage changes by product category, and percentage changes in unit volume growth by product, versus comparable prior periods:

	Quarter Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(Dollars in millions) (unaudited)
Gross margin by category
Structural products	$17	$17	$53	$47
Specialty products	37	43	117	121
Other (1)	6	1	5	3
Total gross margin	$60	$61	$175	$171
Gross margin % by category
Structural products	8.4%	8.3%	9.0%	7.9%
Specialty products	13.5%	13.5%	13.3%	13.4%
Total gross margin %	12.6%	11.8%	12.0%	11.5%

Unit volume change by product, from prior year
Structural products	(3.3)%		2.0%
Specialty products	(14.6)%		(1.4)%
Total change in unit volume %	(8.5)%		0.4%

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth a reconciliation of net sales, gross margin, and unit volumes to the non-GAAP measures of adjusted sales, adjusted gross profit and adjusted margin dollars, and adjusted percentage changes in unit volume growth by product, versus comparable prior periods (1):

	Quarter Ended		Nine Months Ended
	(Dollars in thousands) (unaudited)
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$476,049	$517,831	$1,459,386	$1,488,435
Less: Operational efficiency initiatives	(6,349)	(64,585)	(105,775)	(192,566)
Adjusted net sales	$469,700	$453,246	$1,353,611	$1,295,869
Adjusted year-over-year percentage increase	3.6%		4.5%

Gross profit	$60,050	$60,824	$175,032	$171,002
Less: Operational efficiency initiatives	(1,923)	(6,516)	(4,204)	(20,128)
Adjusted gross profit	$58,127	$54,308	$170,828	$150,874

Adjusted gross margin	12.4%	12.0%	12.6%	11.6%

Adjusted unit volume change by product, from prior year
Structural products	4.8%		7.7%
Specialty products	0.3%		5.7%
Total adjusted change in unit volume %	2.9%		6.8%

(1)
The schedule presented above includes a reconciliation of net sales, gross profit and gross margins, and unit volumes, excluding the effect of operational efficiency initiatives; specifically, facility closures and the SKU rationalization initiative. The above schedule is not a presentation made in accordance with GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. Adjusted sales, adjusted gross profit and gross margin, and adjusted unit volume, as used herein, are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

We believe adjusted sales, adjusted gross profit and gross margin, and adjusted unit volume are helpful in presenting comparability across periods without the effect of our operational efficiency initiatives. We also believe that these non-GAAP metrics are used by securities analysts, investors, and other interested parties in their evaluation of our company, to illustrate the effects of these initiatives. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than using GAAP results alone.
Third Quarter of Fiscal 2016 Compared to Third Quarter of Fiscal 2015
Net sales.  For the third quarter of fiscal 2016, net sales decreased by 8.1%, or $41.8 million, compared to the third quarter of fiscal 2015. The decrease in sales was largely driven by a decrease in specialty product sales, and operational consolidation resulting from distribution center closures. Structural product sales remained flat for the quarter-over-quarter comparative period. Unit volumes decreased by an aggregate of 8.5%.
Gross profit.  For the third quarter of fiscal 2016, gross profit decreased by 1.3%, or $0.8 million, compared to the third quarter of fiscal 2015. Though gross profit on a dollar basis decreased, gross margin percentage increased by 90 basis points to 12.6%, because of the reversal of certain reserves for strategic operational initiatives. Adjusted gross margin for the third quarter of fiscal 2016 was 12.4%, indicating improving adjusted gross margins. For the third quarter of fiscal 2016, adjusted gross profit increased by $3.8 million for the comparable quarterly period.
Selling, general, and administrative expenses.  The decrease of 1.5%, or $0.8 million, is primarily related to realization of our operational efficiency initiatives, including resource allocation and SKU rationalization.
First Nine Months of Fiscal 2016 Compared to First Nine Months of Fiscal 2015
Net sales.  For the first nine months of fiscal 2016, net sales decreased by 2.0%, or $29.0 million, compared to the first nine months of fiscal 2015. The year-over-year nine month decrease in sales was driven primarily by closed distribution centers, as adjusted sales increased by $57.7 million for the comparable nine month period in fiscal 2015, an increase of 4.5%.
Gross profit.  For the first nine months of fiscal 2016, gross profit increased by 2.4%, or $4.0 million, compared to the first nine months of fiscal 2015 primarily driven by a 1.1% increase in structural product gross margin. Adjusted gross margin for the first nine months of fiscal 2016 was 12.6%, indicating improving same-center gross margins, excluding inventory adjustments for our operational efficiency initiatives. For the first nine months of fiscal 2016, adjusted gross profit increased by $20.0 million for the comparable nine month period in fiscal 2015.
Selling, general, and administrative expenses.  The increase of $6.4 million, or 4.2%, is primarily related to fees paid to refinance our mortgage and U.S. revolving credit facility in the first quarter of fiscal 2016.
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

Mortgage
As of October 1, 2016, the balance on our mortgage loan was $142.2 million. The mortgage is secured by our owned distribution facilities. Our mortgage lender has a first priority pledge of the equity in the Company’s subsidiaries which hold the real property that secures the mortgage loan.
As modified on March 24, 2016, our mortgage is due on July 1, 2019, subject to a $42.5 million remaining principal reduction due no later than July 1, 2017; which was originally $60.0 million, reduced by net principal payments of $16.6 million for the fiscal third quarter of 2016, and allocable $17.5 million (of $26.0 million total principal payments) fiscal 2016 year-to-date; and a $55.0 million principal payment due no later than July 1, 2018. We are actively engaged in marketing certain of our real estate holdings in order to meet the principal reduction dates specified by our mortgage loan. The mortgage requires monthly interest-only payments, at an annual interest rate of 6.35%.
Revolving Credit Facilities
As of October 1, 2016, we had outstanding borrowings of $223.2 million and excess availability of $68.9 million under the terms of the U.S. revolving credit facility.
On August 4, 2006, we entered into the U.S. revolving credit facility, as later amended, most recently on November 3, 2016. This amendment to the U.S. revolving credit facility and Tranche A Loan (together referred to as the “Credit Agreement”) extends the maturity date of the Credit Agreement to July 15, 2018, and reduces the revolving loan limit by $15.0 million to $335.0 million. Furthermore, the amendment requires maintenance of a fixed charge coverage ratio of 1.2 to 1.0 in the event our excess availability falls below $32.5 million through March 31, 2017; and subsequently, the greater of a defined range, adjusted on a seasonal basis, of $36.0 million to $42.0 million and an amount equal to 12.5% of the lesser of (a) the sum of the borrowing base and the Tranche A Loan borrowing base or (b) the maximum credit.
The Tranche A Loan limit of $16.0 million as of the end of the third quarter of fiscal 2016 shall be subject to automatic commitment reductions depending on the time of year, with the balance due and payable by July 15, 2018; provided, that all scheduled commitment reductions on or after August 1, 2017 will be subject to satisfaction of certain conditions including a minimum excess availability threshold of at least $50.0 million after giving effect to any payment required after giving effect to such reduction. If a scheduled commitment reduction is prohibited due to not satisfying those conditions, the required excess availability covenant shall be increased by the amount of any such prohibited commitment reduction.
We were in compliance with all covenants under these revolving credit facilities as of October 1, 2016.
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first nine months of fiscal 2016 was $0.2 million, compared to net cash used in operating activities of $28.3 million in the first nine months of fiscal 2015. Accounts receivable increased by $24.8 million during the first nine months of fiscal 2016, compared to an increase of $42.8 million in the first nine months of the prior fiscal year. This year-over-year comparative decrease in accounts receivable primarily was due to faster turnover in receivables, as well as a decrease in overall sales due to closed distribution centers. Inventory decreased by $18.8 million in the first nine months of fiscal 2016 compared to the prior year period, which reflects our focus on a disciplined approach to inventory management, including the SKU rationalization initiative; and seasonality, as we enter into the historical off-peak selling season.
As our business is seasonal, management also assesses inventory and accounts receivable comparisons to the prior year period. Inventories decreased by $47.1 million from October 3, 2015, and accounts receivable decreased by $23.9 million, indicating favorable conditions from October 3, 2015 to October 1, 2016, regarding inventory management and sales.
Investing Activities
Net cash provided by investing activities for the first nine months of fiscal 2016 was $18.4 million compared to net cash used in investing activities of $0.9 million in the first nine months of fiscal 2015. Our cash provided by investing activities primarily was related to the planned sales of certain distribution facilities.
In the future, we intend to continue to sell certain of our “held for sale” properties, and/or perform sale and lease back transactions of certain of our owned properties.

Financing Activities
Net cash used in financing activities of $18.3 million for the first nine months of fiscal 2016, primarily reflected repayments of our mortgage. We anticipate further principal payments on our mortgage, as we continue the planned activities referred to above, with regards to our owned properties.
Operating Working Capital

Selected financial information (unaudited), in thousands
	October 1, 2016	January 2, 2016	October 3, 2015
Current assets:
Cash	$4,704	$4,808	$6,904
Receivables, less allowance for doubtful accounts	163,388	138,545	187,344
Inventories, net	207,909	226,660	255,035
Other current assets	25,176	32,011	33,348
Total current assets	$401,177	$402,024	$482,631

Current liabilities:
Accounts payable	$93,777	$88,087	$101,540
Bank overdrafts	15,554	17,287	18,121
Accrued compensation	7,581	4,165	4,466
Current maturities of long-term debt	44,909	6,611	203,022
Other current liabilities	12,728	14,023	15,474
Total current liabilities	$174,549	$130,173	$342,623

Operating working capital	$271,537	$278,462	$343,030
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
Our operating working capital requirements reflect the seasonal nature of our business. Operating working capital of $271.5 million at October 1, 2016, compared to $278.5 million as of January 2, 2016, decreased on a net basis as a result of our strategic initiatives, which resulted in a $24.8 million increase in accounts receivable, offset by an $18.8 million decrease in inventory in connection with our inventory management operational efficiency initiatives and seasonal selling patterns.
Operating working capital decreased from October 3, 2015 to October 1, 2016, by $71.5 million, primarily driven by decreases in inventory of $47.1 million.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the third quarter of fiscal 2016, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year January 2, 2016, as filed with the SEC.
ITEM 6. EXHIBITS

Exhibit Number		Description

10.1
The Thirteenth Amendment, dated November 3, 2016, to the Amended and Restated Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: November 10, 2016	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer