Form 10-K
period 2016-12-31
BlueLinx Holdings Inc.
filed 2017-03-02
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 2, 2016 was $28,346,119, based on the closing price on the New York Stock Exchange of $7.02 per share on July 1, 2016.
As of March 2, 2017, the registrant had 9,009,800 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference to the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2016.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2016

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us,” and “our” refer to BlueLinx Holdings Inc. and its wholly-owned subsidiaries. Reference to “fiscal 2016” refers to the 52-week period ended December 31, 2016. Reference to “fiscal 2015” refers to the 52-week period ended January 2, 2016.  Reference to “fiscal 2014” refers to the 52-week period ended January 3, 2015.
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

PART I
ITEM 1.  BUSINESS
Company Overview
We are a leading distributor of building and industrial products in the United States (“U.S.”). The Company is headquartered in Atlanta, Georgia, with executive offices located at 4300 Wildwood Parkway, Atlanta, Georgia, and we operate our distribution business through a network of 39 distribution centers located throughout the U.S. We serve many major metropolitan areas in the U.S., and deliver building and industrial products to a variety of wholesale and retail customers.
Fiscal Year
Fiscal 2016, fiscal 2015, and fiscal 2014 each were comprised of 52 weeks.
Products and Services
We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 41%, 40%, and 41% of our fiscal 2016, fiscal 2015, and fiscal 2014 gross sales, respectively, include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Specialty products, which represented approximately 59%, 60%, and 59% of our fiscal 2016, fiscal 2015, and fiscal 2014 gross sales, respectively, include roofing, insulation, specialty panels, moulding, engineered wood products, vinyl products (used primarily in siding), outdoor living, particle board, and metal products (excluding rebar and remesh). In some cases, these products are branded by us.
We also provide a wide range of value-added services and solutions to our customers and suppliers including:

•	providing “less-than-truckload” delivery services;

•	pre-negotiated program pricing plans;

•	inventory stocking;

•	automated order processing through an electronic data interchange, or “EDI”, that provides a direct link between us and our customers;

•	intermodal distribution services, including railcar unloading and cargo reloading onto customers’ trucks; and

•	backhaul services, when otherwise empty trucks are returning from customer deliveries.

Distribution Channels
We sell products through three main distribution channels: warehouse sales, reload sales, and direct sales.
Warehouse sales are delivered from our warehouses to dealers, home improvement centers, and industrial users. Warehouse sales accounted for approximately 74% of our fiscal 2016 gross sales, and 73% and 71% of our fiscal 2015 and fiscal 2014 gross sales, respectively.
Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Reload sales accounted for approximately 6%, 8%, and 10% of our fiscal 2016, fiscal 2015, and fiscal 2014 gross sales, respectively.
Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 20% of our fiscal 2016 gross sales, and 19% of each of our fiscal 2015 and fiscal 2014 gross sales.

Competition
The U.S. building products distribution market is a highly fragmented market, served by a small number of multi-regional distributors, several regionally focused distributors, and a large number of independent local distributors. Local and regional distributors tend to be closely held and often specialize in a limited number of segments, in which they offer a broader selection of products. Some of our multi-regional competitors are part of larger companies and therefore may have access to greater financial and other resources than those to which we have access. We compete on the basis of breadth of product offering, consistent availability of product, product price and quality, reputation, service, and distribution facility location.
Two of our largest competitors are Boise Cascade Company and Weyerhaeuser Company. Most major markets in which we operate are served by the distribution arm of at least one of these companies.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters due to the impact of unfavorable weather on the construction market. Our second and third quarters are typically our strongest quarters, reflecting a substantial increase in construction due to more favorable weather conditions. Our working capital, accounts receivable, and accounts payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season.
Employees
As of December 31, 2016, we employed approximately 1,600 employees. We consider our relationship with our employees generally to be good.
Executive Officers
The following are the executive officers of our Company as of March 2, 2017:
Mitchell B. Lewis, age 54, has served as our President and Chief Executive Officer, and as a Director of BlueLinx Holdings Inc. since January 2014. Mr. Lewis has held numerous leadership positions in the building products industry since 1992, including President and Chief Executive Officer of Euramax Holdings, Inc. from February 2008, through November 2013. Mr. Lewis also served as Chief Operating Officer in 2005, Executive Vice President in 2002, and group Vice President in 1997, of Euramax Holdings, Inc. and its predecessor companies. Prior to being appointed group Vice President, Mr. Lewis served as President of Amerimax Building Products, Inc. Prior to 1992, Mr. Lewis served as Corporate Counsel with Alumax Inc. and practiced law with Alston & Bird LLP, specializing in mergers and acquisitions. Mr. Lewis received a Bachelor of Arts degree in Economics from Emory University, and a Juris Doctor degree from the University of Georgia.
Susan C. O’Farrell, age 53, has served as our Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer since May 2014. Prior to joining us, Ms. O’Farrell was a senior financial executive holding several roles with The Home Depot since 1999. As the Vice President of Finance, she led teams supporting the retail organization. Ms. O’Farrell was also responsible for the finance function for The Home Depot’s At Home Services Group. Ms. O’Farrell led the financial operations of The Home Depot, and she served as the VP Finance for the Northern Division of the company. Ms. O’Farrell began her career with Andersen Consulting, LLP, leaving as an Associate Partner in 1996 for a strategic information systems role with AGL Resources. Ms. O’Farrell earned a Bachelor of Science degree in Business Administration from Auburn University and attended Emory University’s Executive Leadership program.
Shyam K. Reddy, age 42, has served as our Senior Vice President, General Counsel, and Corporate Secretary since June 1, 2015. Prior to joining us, Mr. Reddy served in roles as Senior Vice President, Chief Administrative Officer, General Counsel, and Corporate Secretary of Euramax Holdings, Inc., from March 2013 to March 2015. Prior to joining Euramax Holdings, Inc., Mr. Reddy was the Regional Administrator of the Southeast Sunbelt Region of the U.S. General Services Administration from March 2010 to March 2013. Prior to accepting the Presidential Appointment at the U.S. General Services Administration, Mr. Reddy practiced corporate law as a partner in the Atlanta office of Kilpatrick Townsend & Stockton LLP. Mr. Reddy attended Emory University, where he received a Bachelor of Arts degree in Political Science, and a Master of Public Health degree. He also received a Juris Doctor degree from the University of Georgia.
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
We have a substantial amount of debt which could have important consequences for us. For example, our substantial indebtedness could:

•	make it difficult for us to satisfy our debt obligations;

•	make us more vulnerable to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate on the debt under our U.S. revolving credit facility and Tranche A Loan (together, the “Credit Agreement,”) is variable;

•	require us to dedicate a substantial portion of our cash flows to payments on our debt, thereby reducing the availability of our cash flows for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt, and therefore may be in a better position to obtain favorable credit terms.
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
Our obligations under the Credit Agreement are secured by a first priority security interest in all of our operating subsidiaries’ assets, including inventories, accounts receivable, and proceeds from those items, and are also secured by a second priority interest in the equity of our real estate subsidiaries which hold the real estate that secures our mortgage loan. Furthermore, the equity interest in all of our real estate subsidiaries which hold the real estate secured by our mortgage are subject to first and second priority interests in favor of our lenders, as applicable. The foregoing encumbrances may limit our ability to dispose of material assets or operations.
As of December 31, 2016, we had outstanding borrowings of $176.2 million and excess availability of $63.5 million, based on qualifying inventory and accounts receivable, under the terms of the Credit Agreement. In addition, our mortgage loan is secured by the majority of our real property. As amended on March 24, 2016, our mortgage loan requires us to make a $27.2 million remaining principal payment (originally $60.0 million, reduced by $32.8 million of principal payments allocable during fiscal 2016) due no later than July 1, 2017, and a $55.0 million principal payment due no later than July 1, 2018, with the remainder of the mortgage due on July 1, 2019. Pursuant to the mortgage loan, and except as expressly permitted thereunder, the net proceeds from any mortgaged properties sold by us must be used to pay down mortgage principal, and these net proceeds will be included in the aforementioned principal payments. We may incur substantial additional indebtedness in the future, and our incurring additional indebtedness would intensify the risks described above.
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
Our revolving credit facilities and mortgage loan contain various restrictive covenants and restrictions, including financial covenants customary for asset-based loans that limit management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•	incur additional debt;

•	grant liens on assets;

•	make investments;

•	sell or acquire assets outside the ordinary course of business;

•	engage in transactions with affiliates; and

•	make fundamental business changes.
As amended most recently on November 3, 2016, by the Thirteenth Amendment (the “Amendment”) to the Credit Agreement, the U.S. revolving credit facility loan limit was reduced by $15.0 million to $335.0 million, and the Tranche A Loan limit was reduced by $4.0 million to $16.0 million. Furthermore, the Amendment requires maintenance of a fixed charge coverage ratio of 1.2 to 1.0 in the event our excess availability falls below $32.5 million through March 31, 2017; and subsequently, the greater of a defined range, adjusted on a seasonal basis, of $36.0 million to $42.0 million and an amount equal to 12.5% of the lesser of (a) the sum of the borrowing base and the Tranche A Loan borrowing base or (b) the maximum credit. The Tranche A Loan limit shall be subject to automatic commitment reductions depending on the time of year, with the balance due and payable by July 15, 2018; provided, that all scheduled commitment reductions on or after August 1, 2017 will be subject to satisfaction of certain conditions including a minimum excess availability threshold of at least $50.0 million after giving effect to any such required payment. If a scheduled commitment reduction is prohibited due to not satisfying those conditions, the required excess availability covenant shall be increased by the amount of any such prohibited commitment reduction.
If we fail to comply with the minimum excess availability covenant discussed above, the Credit Agreement requires us to (i) maintain certain financial ratios, which we would not meet with current operating results, and (ii) limit our capital expenditures, which would have a negative impact on our ability to finance working capital needs and capital expenditures.
If we fail to comply with the restrictions in the Credit Agreement, the mortgage loan documents, or any other current or future financing agreements, a default may allow the creditors under the relevant instruments to accelerate the related debts and to exercise their remedies under these agreements, which typically will include the right to declare the principal amount of that debt, together with accrued and unpaid interest, and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt, and to terminate any commitments they had made to supply further funds.
Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.
Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows. In addition, many of our suppliers are located outside of the United States. Thus, trade restrictions, including new or increased tariffs, quotas, embargoes, sanctions, safeguards and customs restrictions, as well as foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of the products available to us.

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
While we operate our business out of 39 warehouse facilities and maintain insurance covering our facilities, including business interruption insurance, our warehouse facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes, and earthquakes, or by fire, adverse weather conditions, civil unrest, or other unexpected events or disruptions to our facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition, and results of operations.
Our industry is highly fragmented and competitive. If we are unable to compete effectively, our net sales and operating results may be reduced.
The building and industrial products distribution industry is highly fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing, availability of product, service, delivery capabilities, customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors for their products, and affects the favorability of the terms on which we are able to obtain our products from our suppliers and sell our products to our customers.
Some of our competitors are part of larger companies, and therefore may have access to greater financial and other resources than those to which we have access. In addition, certain product manufacturers sell and distribute their products directly to customers. Additional manufacturers of products distributed by us may elect to sell and distribute directly to end-users in the future or enter into exclusive supply arrangements with other distributors. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our net sales and net income may be reduced.
A significant percentage of our employees are unionized. Wage increases or work stoppages by our unionized employees may reduce our results of operations.
As of December 31, 2016, we employed approximately 1,600 persons. Approximately 35% of our employees were represented by various local labor union collective bargaining agreements (“CBAs”), of which approximately 10% of CBAs are up for renewal in fiscal 2017 or are currently expired and under negotiations.
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

Changes in actuarial assumptions for our pension plan could impact our financial results, and funding requirements are mandated by the Federal government.
We sponsor a defined benefit pension plan. Most of the participants in our pension plan are inactive, with the majority of the remaining active participants no longer accruing benefits; and the pension plan is closed to new entrants. However, unfavorable changes in various assumptions underlying the pension benefit obligation could adversely impact our financial results. Significant assumptions include, but are not limited to, the discount rate, projected return on plan assets, and mortality rates. In addition, the amount and timing of our pension funding obligations are influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974 (“ERISA”), the Pension Protection Act, Congressional Acts, or other governing bodies.
Costs and liabilities related to our participation in multi-employer pension plans could increase.
We participate in various multi-employer pension plans in the U.S. based on obligations arising under collective bargaining agreements. Some of these plans are significantly underfunded and may require increased contributions in the future. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plan, governmental regulations, the actual return on assets held in the plan, the continued viability and contributions of other employers which contribute to the plan, and the potential payment of a withdrawal liability, among other factors.
Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. If, in the future, we choose to withdraw from any of these multi-employer plans or trigger a partial withdrawal, we likely would need to record a withdrawal liability, which may be material to our financial results. Additionally, a mass withdrawal would require us to record a withdrawal liability, which may be material to our financial results, and would obligate us to payments in perpetuity to the particular plan.
One of the plans to which we are obligated to contribute is the Central States, Southeast and Southwest Areas Pension Fund. As of March 30, 2016, the plan’s actuary certified that the plan was in critical and declining status, which, among other things, means the funded percentage of the plan was less than 65% and the plan is projected to become insolvent in 2025. It is unclear what will happen to this plan in the future. At a minimum, we expect that our required contributions to the plan may increase. In addition, if we experience a withdrawal from this plan, we may need to record a significant withdrawal liability. Our estimated withdrawal liability was $30.7 million if we had experienced a complete withdrawal from the plan during 2016. This number will likely increase if a withdrawal occurs in 2017 or later, and could be significantly higher if a mass withdrawal were to occur in the future.
Affiliates of Cerberus control us and may have conflicts of interest with other stockholders.
Cerberus Capital Management, L.P. (“Cerberus”), a private investment firm, beneficially owned approximately 52.2% of our common stock as of December 31, 2016. As a result, Cerberus is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of most corporate transactions or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders may not view as beneficial.
Two of our seven directors are employees of or current advisors to Cerberus or its affiliates. Cerberus also has sufficient voting power to amend our organizational documents. The interests of Cerberus may not coincide with the interests of other holders of our common stock. Additionally, Cerberus is in the business of making investments in companies, and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. In addition, because we are a controlled company within the meaning of the New York Stock Exchange (“NYSE”) rules, we are exempt from the NYSE requirements that our board be composed of a majority of independent directors, that our compensation committee be composed entirely of independent directors, and that we maintain a nominating/corporate governance committee composed entirely of independent directors.

We are subject to information technology security risks and business interruption risks, and may incur increasing costs in an effort to minimize those risks.
Our business employs information technology systems to secure confidential information, such as employee data. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business. As cyber attacks become more sophisticated generally, we may be required to incur significant costs to strengthen our systems from outside intrusions, and/or obtain insurance coverage related to the threat of such attacks.
Additionally, our business is reliant upon information technology systems to place orders with our vendors and process orders from our customers. Disruption in these systems could materially impact our ability to buy and sell our products.
We are subject to continuing compliance monitoring by the NYSE. If we do not continue to meet the NYSE continued listing standards, our common stock may be delisted.
Our common stock is currently listed for trading on the NYSE, and the continued listing of our common stock on the NYSE is subject to our compliance with the listing standards. We are currently in compliance with the continued listing standards of the NYSE; however, in 2015 and 2016 we were notified by the NYSE that we had failed to meet the NYSE’s minimum average share price requirement and the NYSE’s minimum average global market capitalization and stockholders’ equity requirement. We have since regained compliance with each of those requirements. If we are unable to maintain compliance with the NYSE criteria for continued listing, our common stock may be subject to delisting. Delisting may have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
We operate our business out of 39 warehouse facilities. Owned land in Newtown, Connecticut, is held for sale, as are three warehouses, located in Lubbock, Texas; Allentown, Pennsylvania; and Virginia Beach, Virginia. The total square footage of our owned real property is approximately 9.4 million square feet.
Certain of our owned warehouse facilities secure our mortgage loan; and the parcel of land referred to above located in Newtown, Connecticut, secures a lien related to our 2012 pension funding waiver from the Pension Benefit Guaranty Corporation, which expires in funding year 2017. Additionally, we lease two warehouse facilities owned by our pension plan. The following table summarizes our real estate facilities, including their inside square footage, where applicable:

Property Type	Number	Owned Facilities (sq. ft.)	Leased Facilities (sq. ft.)
Office Space (1)	2	—	165,423
Warehouses and other real property	43	9,365,381	220,600
TOTAL	45	9,365,381	386,023

(1)	Consists of our corporate headquarters and sales center in Atlanta, and a sales center in Denver.
We also store materials, such as lumber and rebar, in secured outdoor areas at all of our warehouse locations, which increases warehouse distribution and storage capacity. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear. We believe that our facilities have sufficient capacity to meet current and projected distribution needs.
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

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our equity securities consist of one class of common stock, which is traded on the New York Stock Exchange under the symbol “BXC”.
Pursuant to the authorization granted by our stockholders at our Annual Meeting of Stockholders held on May 19, 2016, our board of directors approved a 1-for-10 reverse stock split (the “Reverse Stock Split”) of our common stock, and a corresponding reduction in the number of authorized shares of common stock, from 200,000,000 to 20,000,000. Our authorized number of shares of preferred stock remained unchanged at 30,000,000. The Reverse Stock Split was effected on the close of business as of June 13, 2016, and our stock began trading on a reverse split-adjusted basis on June 14, 2016. All references made to share or per share amounts have been restated to reflect the effect of this 1-for-10 reverse stock split for all periods presented.
The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as quoted on the New York Stock Exchange:

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$6.50	$3.40
Second Quarter	$7.85	$6.30
Third Quarter	$9.18	$7.10
Fourth Quarter	$8.95	$7.34
Fiscal Year Ended January 2, 2016
First Quarter	$11.70	$9.10
Second Quarter	$12.80	$9.50
Third Quarter	$10.20	$5.40
Fourth Quarter	$8.00	$4.00
As of December 31, 2016, there were 26 shareowner accounts of record, and, as of that date, we estimate there were approximately 1,600 beneficial owners holding our common stock in nominee or “street” name.
We do not pay dividends on our common stock. Any future dividend payments would be subject to contractual restrictions under our Credit Agreement.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, we are not required to provide this information.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information due to the factors discussed under “Risk Factors,” “Cautionary Statement Concerning Forward-Looking Statements,” and elsewhere in this Form 10-K.
Executive Level Overview
Company Background
BlueLinx is a leading distributor of building and industrial products in the U.S. With a combination of market position and geographic coverage, the buying power of certain centralized procurement, and the strength of a locally-focused sales force, BlueLinx is able to provide a wide range of value-added services and solutions to our customers and suppliers.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Our operating results have historically been closely aligned with the level of residential housing starts in the U.S. At any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes and, importantly, consumer confidence. Since 2011, the U.S. housing market has shown steady improvement. It is our opinion this trend will continue in the long term, and that we are well-positioned to support our customers.
Operational Efficiency Initiatives
As discussed in Item 8, Note 4, during fiscal 2016, we announced certain operational efficiency initiatives. These operational efficiency initiatives resulted in severance and employee benefits charges, which were substantially completed by the fourth quarter of fiscal 2016; as well as inventory initiatives that were fully completed in the third quarter of fiscal 2016.
Our facilities initiative involved the closure of four owned distribution centers, and a corresponding reduction in force of approximately 60 full-time employees. These closures and reductions in force were completed by the end of the third quarter of fiscal 2016. A $1.2 million severance and employee benefits charge was recorded in the second quarter of fiscal 2016 in “selling, general, and administrative” expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) at that time, and the corresponding liability for this initiative has been largely paid. A further closure of our Allentown, Pennsylvania distribution facility in the fourth quarter of fiscal 2016 as part of this initiative was immaterial. This initiative is deemed substantially complete.
Our inventory initiatives included a stock keeping unit (“SKU”) rationalization in local markets during the second and third quarters of fiscal 2016, resulting in the identification of certain less productive SKUs which we decided to discontinue offering. The SKU rationalization initiative was fully completed by the end of the third quarter of fiscal 2016.
The following table describes our total expenses recognized as a result of our total operational efficiency initiatives on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2016:

Fiscal Year Ended December 31, 2016
(In millions)
Facilities closure initiative:
Severance and employee benefits	$1.2
Inventory initiatives:
Cost of sales	2.2
Selling, general, and administrative (1)	3.6
Total decrease to earnings	$7.0

(1) Primarily comprised of payments for material handling and delivery.
Factors That Affect Our Operating Results
Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	changes in the prices, supply and/or demand for products which we distribute;

•	inventory management and commodities pricing;

•	new housing starts and inventory levels of existing homes for sale;

•	general economic and business conditions in the U.S.;

•	acceptance by our customers of our privately branded products;

•	financial condition and credit worthiness of our customers;

•	supply from key vendors;

•	reliability of the technologies we utilize;

•	activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	adverse weather patterns or conditions;

•	acts of cyber intrusion;

•	variations in the performance of the financial markets, including the credit markets; and

•	the risk factors discussed under Item 1A Risk Factors and elsewhere in this Annual Report on Form 10-K.

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
Results of Operations
Fiscal 2016 Compared to Fiscal 2015

The following table sets forth our results of operations for fiscal 2016 and fiscal 2015, which both comprised 52 weeks. Fiscal 2016 results were comprised of 39 distribution centers, while results from fiscal 2015 were comprised of 44 distribution centers.

	Fiscal 2016	% of Net Sales	Fiscal 2015	% of Net Sales
	(Dollars in thousands)
Net sales	$1,881,043	100.0%	$1,916,585	100.0%
Gross profit	227,406	12.1%	222,472	11.6%
Selling, general, and administrative	204,312	10.9%	195,941	10.2%
Gains from sales of property	(28,097)	(1.5)%	—	—%
Depreciation and amortization	9,342	0.5%	9,741	0.5%
Operating income	41,849	2.2%	16,790	0.9%
Interest expense, net	24,898	1.3%	27,342	1.4%
Other (income) expense, net	(255)	—%	871	—%
Income (loss) before provision for income taxes	17,206	0.9%	(11,423)	(0.6)%
Provision for income taxes	1,121	0.1%	153	—%
Net income (loss)	$16,085	0.9%	$(11,576)	(0.6)%

The following table sets forth changes in net sales by product category. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2016	Fiscal 2015
	(Dollars in millions)
Sales by category
Structural products	$775	$773
Specialty products	1,123	1,167
Other (1)	(17)	(23)
Total sales	$1,881	$1,917
(1)“Other” includes service revenue, unallocated allowances, and/or discounts.
The following table sets forth changes in gross margin dollars and percentages by product category versus comparable prior periods. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2016	Fiscal 2015
	(Dollars in millions)
Gross Profit $ by category
Structural products	$68	$63
Specialty products	154	156
Other (1)	5	3
Total gross profit	$227	$222
Gross margin % by category
Structural products	8.8%	8.2%
Specialty products	13.7%	13.4%
Total gross margin %	12.1%	11.6%
(1)“Other” includes service revenue, unallocated allowances, and discounts.

The following table sets forth a reconciliation of net sales and gross profit to the non-GAAP measures of adjusted same-center net sales, adjusted same-center gross profit and adjusted same-center gross margin, versus comparable prior periods (1):

	Fiscal 2016	Fiscal 2015
	(Dollars in thousands)
Net sales	$1,881,043	$1,916,585
Less: non-GAAP adjustments	129,184	272,525
Adjusted same-center net sales	$1,751,859	$1,644,060
Adjusted year-over-year percentage increase	6.6%

Gross profit	$227,406	$222,472
Less: non-GAAP adjustments	7,617	28,359
Adjusted same-center gross profit	$219,789	$194,113
Adjusted same-center gross margin	12.5%	11.8%

(1)
The schedule presented above includes a reconciliation of net sales, gross profit and gross margin, excluding the full year effect of closed facilities and the SKU rationalization initiative, to arrive at adjusted non-GAAP metrics. The above schedule is not a presentation made in accordance with GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. Adjusted same-center sales, adjusted same-center gross profit and adjusted same-center gross margin, as used herein, are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

We believe adjusted same-center sales, adjusted same-center gross profit and adjusted same-center gross margin are helpful in presenting comparability across periods without the full-year effect of closed distribution centers or our operational efficiency initiatives. We also believe that these non-GAAP metrics are used by securities analysts, investors, and other interested parties in their evaluation of our company, to illustrate the effects of these initiatives. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than using GAAP results alone.
Discussion of Results of Operations:
Net sales. Net sales of $1.9 billion in fiscal 2016 decreased by 1.8%, or $35.5 million from fiscal 2015. This decrease was largely driven by the closure of certain distribution facilities in fiscal 2016. With these closures removed, adjusted same-center net sales, a non-GAAP measure, increased $107.8 million, or 6.6%, from $1.6 billion in fiscal 2015 to $1.8 billion in fiscal 2016, as we increased sales volume in our existing distribution centers.
Gross profit. Total gross profit for fiscal 2016 was $227.4 million, compared to $222.5 million in fiscal 2015. Gross margin increased to 12.1% in fiscal 2016, compared to 11.6% in fiscal 2015. This was due to a 50 basis point increase in gross margin overall, as we sold through our lower-margin SKU rationalization inventory, while selling higher-margin products overall in both the structural and specialty categories. Adjusted same-center gross margin, a non-GAAP measure, increased by 70 basis points, to 12.5% in fiscal 2016, as we consistently sold overall higher-margin products.
Selling, general, and administrative. Selling, general, and administrative expenses (“SG&A”) for fiscal 2016 were $204.3 million, or 10.9% of net sales, compared to $195.9 million, or 10.2% of net sales, during fiscal 2015. This 70 basis point increase in selling, general, and administrative expenses was primarily driven by a $4.6 million increase in incentives due to short-term incentive plan accruals; along with $3.6 million in charges to SG&A due to our inventory initiatives, which included delivery and material handling charges; and $1.2 million in severance charges as a result of the facility closure initiative portion of the operational efficiency initiatives.
Interest expense, net. Interest expense for fiscal 2016 was $24.9 million compared to $27.3 million for fiscal 2015. The decrease of $2.4 million related largely to our decreased principal balance of both our mortgage loan and U.S. revolving credit facility. Additionally, in fiscal 2016, we paid the remaining balance of our Canadian revolving credit facility, which related to our operations in Canada, that have since ceased.
Provision for income taxes. Our effective tax rate was 6.5% and (1.3)% for fiscal 2016 and fiscal 2015, respectively.The effective tax rate for fiscal 2016 was reduced by the utilization of our net operating loss deferred tax asset and the corresponding release of the valuation allowance due to net income generated during fiscal 2016. The effective tax rate for fiscal 2015 was offset by an increase to our net operating loss deferred tax asset and a corresponding increase to the valuation allowance due to net loss incurred during fiscal 2015. The effect of the valuation allowance for fiscal 2016 and fiscal 2015 was offset by alternative minimum tax (fiscal 2016 only), state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis.
Fiscal 2015 Compared to Fiscal 2014
The following table sets forth our results of operations for fiscal 2015 and fiscal 2014, which both comprised 52 weeks.

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

The following table sets forth changes in net sales by product category. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2015	Fiscal 2014
	(Dollars in millions)
Sales by category
Structural products	$773	$831
Specialty products	1,167	1,169
Other (1)	(23)	(21)
Total sales	$1,917	$1,979
(1)“Other” includes service revenue, unallocated allowances, and/or discounts.
The following table sets forth changes in gross margin dollars and percentages by product category versus comparable prior periods. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2015	Fiscal 2014
	(Dollars in millions)
Gross Profit $ by category
Structural products	$63	$69
Specialty products	156	156
Other (1)	3	4
Total gross profit	$222	$229
Gross margin % by category
Structural products	8.2%	8.3%
Specialty products	13.4%	13.4%
Total gross margin %	11.6%	11.6%
(1)“Other” includes service revenue, unallocated allowances, and discounts.

Net sales. Net sales decreased by 3.2%, or $62.8 million, from $2.0 billion in fiscal 2014 to $1.9 billion in fiscal 2015. This decrease was largely driven by a decline in commodity prices of structural products, the impact of which was approximately $66.6 million in fiscal 2015. Specialty sales declined slightly, with a $2.0 million decline.
Gross profit. Total gross profit for fiscal 2015 was $222.5 million, compared to $229.1 million in fiscal 2014. Gross margin overall was flat from fiscal 2014 to fiscal 2015, at 11.6%. The $6.6 million decrease in gross profit can be largely attributed to steadily declining commodity prices in fiscal 2015. Both structural and specialty gross margin percentages remained essentially flat from fiscal 2014 to fiscal 2015.
Selling, general, and administrative. Selling, general, and administrative expenses for fiscal 2015 were $195.9 million, or 10.2% of net sales, compared to $211.3 million, or 10.7% of net sales, during fiscal 2014. The decrease in selling, general, and administrative expenses included cost savings realized from a $7.6 million decrease in costs related to restructuring and litigation; a savings of $4.1 million in fuel, due to a favorable fuel purchase commitment and lower market fuel prices; and a decrease in management consulting and other professional fees of $1.8 million.
Interest expense, net. Interest expense for fiscal 2015 was $27.3 million compared to $26.8 million for fiscal 2014. The increase of $0.5 million related largely to an increase in interest expense on our U.S. revolving credit facility.
Provision for income taxes. Our effective tax rate was (1.3)% and (2.3)% for fiscal 2015 and fiscal 2014, respectively. The effective tax rates for both fiscal 2015 and 2014 largely were due to a full valuation allowance recorded against our tax benefit related to our losses incurred during those years. The effect of the valuation allowance for fiscal 2015 and fiscal 2014 was offset by state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis partially offset by various refundable tax credits.
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
Sources and Uses of Cash
Operating Activities
During fiscal 2016, cash flows provided by operating activities totaled $41.4 million. The primary drivers of cash flows provided by operations were continued improvements in working capital components, due to our continued operational focus on these items, including a decrease in inventory of $35.4 million, a decrease in receivables of $12.7 million, and a decrease in accounts payable of $5.4 million. Our operating cash flow continues to improve progressively, as operating cash flows increased over fiscal 2015 by $1.5 million, from net cash provided by operations of $39.9 million in fiscal 2015.
In the prior year, fiscal 2015 cash flows from operating activities improved by $52.2 million from the fiscal 2014 cash used in operations of $12.3 million, to the fiscal 2015 net cash provided by operations of $39.9 million. The primary drivers of cash flows provided by operations in fiscal 2015 were improvements in working capital components, including a decrease in inventory of $15.9 million, a decrease in receivables of $6.0 million, offset by an increase in accounts payable of $20.8 million.
Investing Activities
During fiscal 2016, our net cash provided by investing activities was $36.8 million, which was substantially driven by sales of non-operating properties of $37.5 million. Gains on these sales were $28.1 million, and included in adjustments to net income (loss) in operating activities on the Statements of Cash Flows. The fiscal 2015 net expenditure of $0.8 million consisted of net purchases and sales of machinery and equipment. The majority of our capital expenditures for fiscal years 2016, 2015, and 2014 were financed by our use of the U.S. revolving credit facility. During fiscal 2014, net cash provided by investment activities of $4.4 million substantially was driven by the sale of real property.
In fiscal 2017, we may sell certain of our owned properties and enter into leases on the same properties.
Financing Activities
Net cash used in financing activities was $77.5 million during fiscal 2016, which primarily reflected net repayments on our revolving credit facilities of $44.8 million and payments of principal on our mortgage of $41.4 million. Payments of principal on our mortgage were largely derived from sales of property. Net cash used in financing activities was $38.8 million during fiscal 2015, which primarily reflected net repayments on our revolving credit facilities of $12.0 million; payments of principal on our mortgage of $9.5 million; and a $10.0 million decrease in bank overdrafts.
Operating Working Capital
Operating working capital, a non-GAAP measure, is an important measurement used in determining the efficiencies of our operations and our ability to readily convert assets into cash. The components of operating working capital for us consist of current assets less current liabilities, excluding the current portion of our long-term debt. Careful management of our operating working capital helps to ensure the organization can maximize our return and continue to invest in the operations for future growth.
Our operating working capital requirements generally reflect the seasonal nature of our business, while taking into account certain operational efficiency initiatives which took place during fiscal 2016, which were substantially complete at the end of the 2016 fiscal year. Operating working capital decreased by $57.5 million to $220.9 million as of December 31, 2016, from $278.5 million as of January 2, 2016. The decrease in operating working capital primarily reflected a decrease in inventories of $35.4 million, a decrease of $12.7 million in accounts receivable, and a decrease in other current assets of $8.9 million.
Debt and Credit Sources
On November 3, 2016, we amended and extended our Credit Agreement, with the Thirteenth Amendment to the Credit Agreement. This Amendment extended the maturity date of the Credit Agreement to July 15, 2018, and reduced the U.S. revolving credit facility limit by $15.0 million to $335.0 million and the Tranche A loan limit by $4.0 million to $16.0 million. Furthermore, the Amendment requires maintenance of a fixed charge coverage ratio of 1.2 to 1.0 in the event our excess availability falls below $32.5 million through March 31, 2017; and subsequently, the greater of a defined range, adjusted on a seasonal basis, of $36.0 million to $42.0 million and an amount equal to 12.5% of the lesser of (a) the sum of the borrowing base and the Tranche A Loan borrowing base or (b) the maximum credit.
The Tranche A Loan shall be subject to automatic commitment reductions depending on the time of year, with the balance due and payable by July 15, 2018; provided, that all scheduled commitment reductions on or after August 1, 2017, will be subject to satisfaction of certain conditions including a minimum excess availability threshold of at least $50.0 million after giving effect to any payment required after giving effect to such reduction. If a scheduled commitment reduction is prohibited due to not satisfying those conditions, the required excess availability covenant shall be increased by the amount of any such prohibited commitment reduction.
As of December 31, 2016, we had outstanding borrowings of $176.2 million and excess availability of $63.5 million under the terms of the Credit Agreement, based on qualifying inventory and accounts receivable. The interest rate on the Credit Agreement was 4.6% at December 31, 2016. Our obligations under the Credit Agreement are secured by a first priority security interest in all of our operating subsidiaries’ assets, including inventories, accounts receivable, and proceeds from those items, and are also secured by a second priority interest in the equity of our real estate subsidiaries which hold the real estate that secures our mortgage loan described below.
Our mortgage loan was most recently extended and amended on March 24, 2016, with the Seventeenth Amendment to the mortgage loan. The mortgage is secured by substantially all of the Company’s owned distribution facilities and a first priority pledge of the equity in the Company’s subsidiaries which hold the real property that secures the mortgage loan.
The Seventeenth Amendment extended the maturity of the mortgage to July 1, 2019, subject to a $27.2 million remaining principal payment (which was originally $60.0 million, reduced by an allocable $32.8 million of the total fiscal 2016 principal payments of $41.4 million) due no later than July 1, 2017, and a $55.0 million principal payment due no later than July 1, 2018, with the remaining balance due on July 1, 2019. Except as otherwise permitted in the Seventeenth Amendment, the net proceeds from any mortgaged properties sold by us must exceed certain minimum release prices (unless otherwise agreed to by the lender), and must be used to pay mortgage principal. These net proceeds will be included in the aforementioned principal payments. The mortgage requires monthly interest-only payments at an interest rate of 6.35%.
Pension Funding Obligations
We currently are required to make four quarterly cash contributions during fiscal 2017 and 2018 totaling approximately $3.6 million, relating to our pension fiscal 2017 funding year pension contributions. In 2012, we obtained a funding waiver for that plan year, which continues to be repaid over the successive five-year period, through the 2017 funding year, with principal and interest payments totaling approximately $0.7 million each year. In 2013, we contributed real property to the pension plan to satisfy minimum contribution requirements. Although such real property contribution was recognized for funding purposes, it was not recognized under generally accepted accounting principles (“GAAP”), as this transaction did not meet the requirements to qualify as a sale under GAAP. We continue to evaluate pension funding obligations and requirements in order to meet our obligations while maintaining flexibility for working capital requirements. See Item 8, Note 9.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that our most critical accounting policies and estimates relate to (1) revenue recognition; (2) our defined benefit pension plan; and (3) income taxes.
Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their potential effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in our recording additional pension liabilities, or increased tax liabilities, among other effects.
Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results ultimately may differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to the Notes to the Consolidated Financial Statements in Item 8.

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
Defined Benefit Pension Plan
We sponsor and contribute to a defined benefit pension plan. Most of the participants in the plan are inactive, with the majority of the remaining active participants no longer accruing benefits; and the plan is closed to new entrants. Management is required to make certain critical estimates related to actuarial assumptions used to determine our pension expense and related obligation. We believe the most critical assumptions are related to (1) the discount rate used to determine the present value of the liabilities and (2) the expected long-term rate of return on plan assets. All of our actuarial assumptions are reviewed annually, or upon any mid-year curtailment or settlement, should any such event occur. Changes in these assumptions could have a material impact on the measurement of our pension expense and related obligation. At each measurement date, we determine the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plan. As of December 31, 2016, and January 2, 2016, the weighted-average discount rate used to compute our benefit obligation was 4.26% and 4.52%, respectively. The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure our plan has sufficient funds to meet its benefit obligations when they become due. As a result, we periodically revise asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our pension expense was 7.82% and 7.54% for fiscal 2016 and fiscal 2015, respectively.
 The impact of a 0.25% change in these critical assumptions is as follows:

Change in Assumption	Effect on 2017 Pension Expense	Effect on Accrued Pension Liability at December 31, 2016
	(In thousands)
0.25% decrease in discount rate	$33	$3,505
0.25% increase in discount rate	$(36)	$(3,347)
0.25% decrease in expected long-term rate of return on assets	$196	$—
0.25% increase in expected long-term rate of return on assets	$(196)	$—
As almost all of the participants in the pension plan are inactive, we amortize actuarial gains and losses over the estimated average remaining life expectancy of the inactive participants, rather than the estimated average remaining service period of the active participants. The sensitivity analysis presented above reflects these assumptions.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecast taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2016, we had fully reserved our deferred tax assets. We may not generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 1 to the Consolidated Financial Statements in Item 8.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, we are not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2016, and January 2, 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BlueLinx Holdings Inc. and subsidiaries at December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2017, expressed an unqualified opinion thereon.

As described in Note 17, in 2016, the Company’s Board of Directors approved a 1-for-10 reverse stock split, and all references to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis. We audited the adjustments that were applied to restate per share information reflected in the fiscal 2014 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2014 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2014 consolidated financial statements taken as a whole.

/s/ BDO USA, LLP

Atlanta, Georgia
March 2, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries
We have audited, before the effects of the adjustments to retrospectively apply the one-for-ten reverse stock split described in Note 17, the accompanying consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows of BlueLinx Holdings Inc. and subsidiaries for the fiscal year ended January 3, 2015 (the January 3, 2015 financial statements before the effects of the adjustments discussed in Note 17 are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the one-for-ten reverse stock split described in Note 17, referred to above, present fairly, in all material respects, the consolidated results of operations and cash flows for the fiscal year ended January 3, 2015 of BlueLinx Holdings Inc. and subsidiaries, in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the one-for-ten reverse stock split described in Note 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by BDO USA, LLP.
/s/ Ernst & Young LLP

Atlanta, Georgia
February 19, 2015 except for Note 16, as to which the date is March 28, 2016

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	January 2, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$5,540	$4,808
Receivables, less allowances of $2,733 and $3,167, respectively	125,857	138,545
Inventories, net	191,287	226,660
Other current assets	23,126	32,011
Total current assets	345,810	402,024
Property and equipment:
Land and improvements	34,609	40,108
Buildings	80,131	89,006
Machinery and equipment	72,122	79,173
Construction in progress	3,104	255
Property and equipment, at cost	189,966	208,542
Accumulated depreciation	(101,644)	(106,966)
Property and equipment, net	88,322	101,576
Other non-current assets	10,005	9,542
Total assets	$444,137	$513,142
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$82,735	$88,087
Bank overdrafts	21,696	17,287
Accrued compensation	8,349	4,165
Current maturities of long-term debt, net of discount of $201 and $37, respectively	29,469	6,611
Other current liabilities	12,092	14,023
Total current liabilities	154,341	130,173
Non-current liabilities:
Long-term debt, net of discount of $2,544 and $2,557, respectively	270,792	377,773
Pension benefit obligation	34,349	36,791
Other non-current liabilities	14,496	14,301
Total liabilities	473,978	559,038
STOCKHOLDERS’ DEFICIT
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued and Outstanding - 9,031,263 and 8,943,846, respectively	90	89
Additional paid-in capital	257,972	255,905
Accumulated other comprehensive loss	(36,651)	(34,774)
Accumulated deficit	(251,252)	(267,116)
Total stockholders’ deficit	(29,841)	(45,896)
Total liabilities and stockholders’ deficit	$444,137	$513,142

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended January 2, 2016	Fiscal Year Ended January 3, 2015
	(In thousands, except per share data)
Net sales	$1,881,043	$1,916,585	$1,979,393
Cost of sales	1,653,637	1,694,113	1,750,289
Gross profit	227,406	222,472	229,104
Operating expenses:
Selling, general, and administrative	204,312	195,941	211,346
Gains from sales of property	(28,097)	—	(5,251)
Depreciation and amortization	9,342	9,741	9,473
Total operating expenses	185,557	205,682	215,568
Operating income	41,849	16,790	13,536
Non-operating expenses:
Interest expense	24,898	27,342	26,771
Other (income) expense, net	(255)	871	325
Income (loss) before provision for income taxes	17,206	(11,423)	(13,560)
Provision for income taxes	1,121	153	312
Net income (loss)	$16,085	$(11,576)	$(13,872)

Basic earnings (loss) per share	$1.80	$(1.32)	$(1.61)
Diluted earnings (loss) per share	$1.77	$(1.32)	$(1.61)

Comprehensive income (loss):
Net income (loss)	$16,085	$(11,576)	$(13,872)
Other comprehensive income (loss):
Foreign currency translation, net of tax	264	(759)	(481)
Amortization of unrecognized pension gain (loss), net of tax	(2,141)	410	(17,651)
Total other comprehensive loss	(1,877)	(349)	(18,132)
Comprehensive income (loss)	$14,208	$(11,925)	$(32,004)

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended January 2, 2016	Fiscal Year Ended January 3, 2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$16,085	$(11,576)	$(13,872)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	9,342	9,741	9,473
Amortization of debt issuance costs	2,688	2,990	3,156
Gains from sales of property	(28,097)	—	(5,251)
Severance charges	1,441	1,432	2,067
Pension expense	799	730	901
Share-based compensation	2,339	1,827	3,840
Other	100	(1,968)	(148)
Changes in operating assets and liabilities:
Accounts receivable	12,687	5,992	5,760
Inventories	35,374	15,886	(18,966)
Accounts payable	(5,352)	20,796	7,026
Prepaid assets	632	2,919	(942)
Quarterly pension contributions	(4,666)	(4,634)	(4,676)
Payments on operational efficiency initiatives and/or restructuring	(4,812)	(726)	(2,805)
Other assets and liabilities	2,837	(3,482)	2,136
Net cash provided by (used in) operating activities	41,397	39,927	(12,301)
Cash flows from investing activities:
Property and equipment investments	(631)	(1,561)	(3,016)
Proceeds from disposition of assets	37,476	760	7,368
Net cash provided by (used in) investing activities	36,845	(801)	4,352
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(178)	(459)	(957)
Repayments on revolving credit facilities	(519,873)	(421,045)	(476,473)
Borrowings from revolving credit facilities	475,112	409,009	494,794
Principal payments on mortgage	(41,377)	(9,523)	(9,220)
Payments on capital lease obligations	(2,908)	(3,743)	(2,228)
Increase (decrease) in bank overdrafts	4,409	(9,993)	7,902
Increase (decrease) in cash in escrow related to the mortgage	7,628	(3,052)	(6,066)
Debt financing costs	(602)	—	—
Other	279	(34)	(315)
Net cash (used in) provided by financing activities	(77,510)	(38,840)	7,437
Increase (decrease) in cash	732	286	(512)
Cash, beginning of period	4,808	4,522	5,034
Cash, end of period	$5,540	$4,808	$4,522

Supplemental Cash Flow Information
Net income tax payments during the period	$627	$693	$210
Interest paid during the period	$21,236	$23,775	$23,147
Noncash transactions:
Equipment under capital leases	$3,433	$5,075	$1,108

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit Total
	Shares	Amount
	(In thousands)
Balance, January 4, 2014	8,654	$86	$251,930	$(16,293)	$(241,621)	$(5,898)
Net loss	—	—	—	—	(13,872)	(13,872)
Foreign currency translation, net of tax	—	—	—	(481)	—	(481)
Unrealized loss from pension plan, net of tax	—	—	—	(17,651)	—	(17,651)
Issuance of restricted stock, net of forfeitures	182	2	—	—	—	2
Vesting of performance shares	103	1	—	—	—	1
Compensation related to share-based grants	—	—	2,896	—	—	2,896
Repurchase of shares to satisfy employee tax withholdings	(66)	—	(957)	—	—	(957)
Other	—	—	(19)	—	(47)	(66)
Balance, January 3, 2015	8,873	89	253,850	(34,425)	(255,540)	(36,026)
Net loss	—	—	—	—	(11,576)	(11,576)
Foreign currency translation, net of tax	—	—	—	(759)	—	(759)
Unrealized gain from pension plan, net of tax	—	—	—	410	—	410
Issuance of restricted stock, net of forfeitures	58	—	—	—	—	—
Vesting of performance shares	55	—	—	—	—	—
Compensation related to share-based grants	—	—	2,051	—	—	2,051
Repurchase of shares to satisfy employee tax withholdings	(43)	—	(459)	—	—	(459)
Other	—	—	463	—	—	463
Balance, January 2, 2016	8,943	89	255,905	(34,774)	(267,116)	(45,896)
Net income	—	—	—	—	16,085	16,085
Foreign currency translation, net of tax	—	—	—	264	—	264
Unrealized loss from pension plan, net of tax	—	—	—	(2,141)	—	(2,141)
Vesting of restricted stock units	66	1	—	—	—	1
Vesting of performance shares	55	—	—	—	—	—
Compensation related to share-based grants	—	—	1,818	—	—	1,818
Repurchase of shares to satisfy employee tax withholdings	(31)	—	(178)	—	—	(178)
Other	(2)	—	427	—	(221)	206
Balance, December 31, 2016	9,031	$90	$257,972	$(36,651)	$(251,252)	$(29,841)

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
BlueLinx is a wholesale distributor of building and industrial products in the U.S. Our Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries. These financial statements have been prepared in accordance with U.S. GAAP. All significant intercompany accounts and transactions have been eliminated.

Fiscal years 2016, 2015, and 2014 were each comprised of 52 weeks. Our fiscal year ends on the Saturday closest to December 31 of that fiscal year, and may comprise 53 weeks in certain years.
Use of Estimates
We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with U.S. GAAP. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates.
Recent Accounting Standards - Recently Issued
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
The Revenue Recognition ASUs referred to, above, outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersede most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective for us beginning on January 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We are evaluating whether we will adopt this guidance using the full retrospective or modified retrospective approach, and evaluating whether to early adopt this standard or adopt on the effective date. We plan to complete our evaluation in the second quarter of fiscal 2017.
We are concluding the assessment phase of implementing this guidance. We have evaluated each of the five steps in the new revenue recognition model, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. Our preliminary conclusion is that the determination of what constitutes a contract with our customers (step 1), our performance obligations under the contract (step 2), and the determination and allocation of the transaction price (steps 3 and 4) under the new revenue recognition model will not result in material changes in comparison to our current revenue recognition for our contracts with customers entered into in the normal course of operations. However, we have not yet finalized our analysis.  Additionally, adoption of these provisions may affect sale recognition of properties under potential future sale and leaseback transactions.
Leases. In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either “finance” or “operating,” with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. We are evaluating whether to early adopt this standard or adopt on the effective date. We plan to complete our evaluation in the third quarter of fiscal 2017.
Adoption of this standard may have a significant impact on our Consolidated Balance Sheets, especially pertaining to the capitalization of operating leases and transition provisions relating to potential sale-leaseback transactions. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement, or presentation of lease expenses within the Consolidated Statements of Operations and Cash Flows. For information about our current undiscounted future lease payments and the timing of those payments, see Note 13, “Lease Commitments.”
Recent Accounting Standards - Recently Adopted
Going Concern. We have adopted ASU 2014-15, “Presentation of Financial Statements - Going Concern.” See Note 15.
Share-Based Compensation. In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718).” This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. We early adopted the provisions of this accounting standard in the fourth quarter of 2016, and there were no adjustments resulting from our adoption of the provisions of this accounting standard.
Revenue Recognition
We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition largely is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (“FOB”) shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site.
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
Inventory Valuation
The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at the lower of cost or market, which also considers items that may be damaged, excess, and obsolete inventory.
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

Shipping and Handling
Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in “Selling, general, and administrative” expenses were $89.0 million, $88.4 million, and $91.8 million for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.
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
Income Taxes
We account for deferred income taxes using the liability method. Accordingly, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. All deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheet in accordance with ASU 2015-17. We adopted these provisions prospectively on January 2, 2016, and prior periods were not retrospectively adjusted. A valuation allowance is recorded to reduce deferred tax assets when necessary. For additional information about our income taxes, see Note 5, “Income Taxes.”
Insurance and Self-Insurance
For fiscal 2016, the Company purchased an insurance policy for its non-union and certain unionized employee health benefits, and was fully insured for this obligation. For fiscal 2015, the Company was self-insured, up to certain limits, for non-union and certain unionized employee health benefits. Health benefits for some unionized employees for fiscal 2016 and 2015 were paid directly to a union trust, depending upon the union-negotiated benefit arrangement.
For fiscal 2016 and 2015, the Company was self-insured, up to certain limits, for most workers’ compensation losses, general liability, and automotive liability losses, all subject to varying “per occurrence” retentions or deductible limits. The Company provides for estimated costs to settle both known claims and claims incurred but not yet reported. Liabilities associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to us, as well as industry-wide loss experience and other actuarial assumptions. We determine our insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities and in the case of workers’ compensation, a significant period of time elapses before the ultimate resolution of claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
2. Assets Held for Sale
In fiscal 2016, we designated certain non-operating properties as held for sale, due to strategic realignments of our business. At the time of designation, we ceased recognizing depreciation expense on these assets. As of December 31, 2016, and January 2, 2016, the net book value of total assets held for sale was $2.7 million and $2.3 million, respectively, and was included in “Other current assets” in our Consolidated Balance Sheets. Properties held for sale as of December 31, 2016, consisted of land in Newtown, Connecticut, and three warehouses, located in Lubbock, Texas; Allentown, Pennsylvania; and Virginia Beach, Virginia. We plan to sell these properties within the next twelve months. We continue to actively market all properties that are designated as held for sale.

3. Cash Held in Escrow
Cash held in escrow on our mortgage in fiscal 2016 consisted of $1.0 million held by the lender from the sale of the Wausau, Wisconsin distribution facility, which was applied to mortgage principal in January 2017, and $0.5 million held by the lender which may be used for capital improvements or applied to the mortgage. Cash held in escrow on our mortgage in fiscal 2015 consisted of amounts held in a cash collateral account, which was no longer required in fiscal 2016 by the Seventeenth Amendment to the mortgage. The remaining cash held in escrow includes amounts held in escrow related to insurance for workers’ compensation, auto liability, and general liability. Cash held in escrow is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.
The table below provides the balances of each individual component of cash held in escrow:

	December 31, 2016	January 2, 2016
	(In thousands)
Cash in escrow
Mortgage	$1,490	$9,118
Insurance	7,449	7,437
Other	2,699	4,633
Total	$11,638	$21,188
4. Operational Efficiency Initiatives
During fiscal 2016, we announced operational efficiency initiatives which resulted in severance and employee benefits charges, which were substantially completed by the fourth quarter of fiscal 2016; as well as inventory initiatives that were fully completed in the third quarter of fiscal 2016.
Our facilities closure initiative involved the closure of four owned distribution centers, and a corresponding reduction in force of approximately 60 full-time employees. These closures and reductions in force were completed by the end of the third quarter of fiscal 2016. A $1.2 million severance and employee benefits charge was recorded in the second quarter of fiscal 2016 in “selling, general, and administrative” expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) at that time, and the corresponding liability for this initiative has been largely paid. A further closure of our Allentown, Pennsylvania distribution facility in the fourth quarter of fiscal 2016 as part of this initiative was immaterial. This initiative is deemed substantially complete.
Our inventory initiatives included a stock keeping unit (“SKU”) rationalization in local markets during the second and third quarters of fiscal 2016, resulting in the identification of certain less productive SKUs which we decided to discontinue offering. The SKU rationalization initiative was fully completed by the end of the third quarter of fiscal 2016.
The following table describes our total expenses recognized as a result of our total operational efficiency initiatives on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2016:

Fiscal Year Ended December 31, 2016
(In millions)
Facilities closure initiative:
Severance and employee benefits	$1.2
Inventory initiatives:
Cost of sales	2.2
Selling, general, and administrative (1)	3.6
Total decrease to earnings	$7.0
(1) Primarily comprised of payments for material handling and delivery.

5. Income Taxes
Our provision for income taxes consisted of the following:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended January 2, 2016	Fiscal Year Ended January 3, 2015
	(In thousands)
Federal income taxes:
Current	$232	$—	$—
Deferred	—	—	—
State income taxes:
Current	962	235	160
Deferred	—	—	—
Foreign income taxes:
Current	(70)	(68)	134
Deferred	(3)	(14)	18
Provision for income taxes	$1,121	$153	$312

The federal statutory income tax rate was 35%. Our provision for income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended January 2, 2016	Fiscal Year Ended January 3, 2015
	(In thousands)
Expense (benefit) from income taxes computed at the federal statutory tax rate	$6,022	$(3,998)	$(4,746)
Expense (benefit) from state income taxes, net of federal benefit	595	(474)	(623)
Valuation allowance change	(6,319)	4,318	5,656
Nondeductible items	403	288	232
Alternative minimum tax	232	—	—
Other	188	19	(207)
Provision for income taxes	$1,121	$153	$312
The change in valuation allowance is exclusive of items that do not impact income from continuing operations, but are reflected in the balance sheet change in deferred income tax assets and liabilities as disclosed in the components of net deferred income tax assets (liabilities) table below.
In accordance with the intraperiod tax allocation provisions of GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax expense or benefit that should be allocated between continuing operations and other comprehensive income. In fiscal 2016, there was no intraperiod tax allocation because there were sufficient loss carryforwards to offset income from continuing operations. In fiscal 2015 and 2014, there were no intraperiod tax allocations since there was a loss in continuing operations along with a loss in other comprehensive income for these periods. While the income tax provision from continuing operations is reported in our Consolidated Statements of Operations and Comprehensive Income (Loss), the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive loss, which is a component of stockholders’ deficit.
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

In our evaluation of the weight of available evidence we considered recent reported losses as negative evidence which carried substantial weight, although we had net income in fiscal 2016. Therefore, we considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence associated with the losses incurred. The positive evidence considered included:
•taxable income in prior carryback years, if carryback is permitted under the tax law;
•future reversals of existing taxable temporary differences;
•tax planning strategies; and
•future taxable income exclusive of reversing temporary differences and carryforwards.
During fiscal 2016 and 2015, we weighed all available positive and negative evidence, and concluded that the weight of the negative evidence of cumulative losses over several years continued to outweigh the positive evidence.  Based on the conclusions reached, we maintained a full valuation allowance during fiscal 2016 and 2015.
The components of our net deferred income tax liabilities are as follows:

	December 31, 2016	January 2, 2016
	(In thousands)
Deferred income tax assets:
Inventory reserves	$2,088	$3,007
Compensation-related accruals	4,465	4,819
Accruals and reserves	112	508
Accounts receivable	656	744
Restructuring costs	—	32
Intangible assets	583	—
Property and equipment	1,134	778
Pension	10,747	11,628
Benefit from net operating loss (“NOL”) carryovers (1)	78,236	82,055
Other	194	371
Total gross deferred income tax assets	98,215	103,942
Less: Valuation allowances	(97,552)	(103,311)
Total net deferred income tax assets	663	631
Deferred income tax liabilities:
Other	(663)	(634)
Total deferred income tax liabilities	(663)	(634)
Deferred income tax liabilities, net	$—	$(3)

(1)	Our federal NOL carryovers are $187.1 million and will expire in 12 to 19 years. Our state NOL carryovers are $256.9 million and will expire in 1 to 20 years.
Activity in our deferred tax asset valuation allowance for fiscal 2016 and 2015 was as follows:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended January 2, 2016
	(In thousands)
Balance as of beginning of the year	$103,311	$99,979
Valuation allowance provided for taxes related to:
(Income) loss before income taxes	(5,759)	3,332
Balance as of end of the year	$97,552	$103,311

We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands)	2016	2015	2014
Balance at beginning of fiscal year	$184	$184	$259
Increases related to current year tax positions	—	—	—
Additions for tax positions in prior years	—	—	—
Reductions for tax positions in prior years	—	—	—
Reductions due to lapse of applicable statute of limitations	—	—	(75)
Settlements	—	—	—
Balance at end of fiscal year	$184	$184	$184
Included in the unrecognized tax benefits as of December 31, 2016, and January 2, 2016, were $0.2 million and $0.2 million, respectively, of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued an immaterial amount of interest related to these unrecognized tax benefits during fiscal 2016 and 2015, and this amount is reported in “Interest expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss). We do not expect our unrecognized tax benefits to change materially over the next twelve months.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2016 tax years generally remain subject to examination by federal and most state and foreign tax authorities.
6. Revolving Credit Facilities
On November 3, 2016, we amended and extended our Credit Agreement with the Thirteenth Amendment to the Credit Agreement. This amendment extended the maturity date of the Credit Agreement to July 15, 2018, reduced the revolving loan limit by $15.0 million to $335.0 million and reduced the Tranche A Loan limit by $4.0 million to $16.0 million. Furthermore, the Credit Agreement, as amended, requires maintenance of a fixed charge coverage ratio of 1.2 to 1.0 in the event our excess availability falls below $32.5 million through March 31, 2017; and subsequently, the greater of a defined range, adjusted on a seasonal basis, of $36.0 million to $42.0 million and an amount equal to 12.5% of the lesser of (a) the sum of the borrowing base and the Tranche A Loan borrowing base or (b) the maximum credit.
The Tranche A Loan limit shall be subject to automatic commitment reductions depending on the time of year, with the balance due and payable by July 15, 2018; provided, that all scheduled commitment reductions on or after August 1, 2017 will be subject to satisfaction of certain conditions including a minimum excess availability threshold of at least $50.0 million after giving effect to any such required payment. If a scheduled commitment reduction is prohibited due to not satisfying those conditions, the required excess availability covenant shall be increased by the amount of any such prohibited commitment reduction.
As of December 31, 2016, we had outstanding borrowings of $176.2 million and excess availability of $63.5 million under the terms of the Credit Agreement, based on qualifying inventory and accounts receivable. The interest rate on the Credit Agreement was 4.6% at December 31, 2016. Our obligations under the Credit Agreement are secured by a first priority security interest in all of our operating subsidiaries’ assets, including inventories, accounts receivable, and proceeds from those items, and are also secured by a second priority interest in the equity of our real estate subsidiaries which hold the real estate that secures our mortgage loan.
We were in compliance with all covenants under the Credit Agreement as of December 31, 2016.
7. Mortgage
Our mortgage loan was most recently extended and amended on March 24, 2016, with the Seventeenth Amendment to the mortgage loan. The mortgage is secured by substantially all of the Company’s owned distribution facilities and a first priority pledge of the equity in the Company’s subsidiaries which hold the real property that secures the mortgage loan.
The Seventeenth Amendment extended the maturity of the mortgage to July 1, 2019, subject to a $27.2 million remaining principal payment (which was originally $60.0 million, reduced by an allocable $32.8 million of the total fiscal 2016 principal payments of $41.4 million) due no later than July 1, 2017, and a $55.0 million principal payment due no later than July 1, 2018, with the remaining balance due on July 1, 2019. Except as otherwise permitted in the Seventeenth Amendment, the net proceeds from any owned properties sold by us must exceed certain minimum release prices (unless otherwise agreed to by the lender), and must be used to pay mortgage principal. These net proceeds will be included in the aforementioned principal payments. The mortgage requires monthly interest-only payments at an interest rate of 6.35%.

Principal Payments
(In thousands)
2017	$27,196
2018	55,000
2019	44,627
Total	$126,823
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
Fair value measurements for financial instruments
Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value measurements in the period are present value factors used in determining fair value and an interest rate. At December 31, 2016, the discounted fair value of the mortgage was approximately $3.7 million more than the $126.8 million approximate carrying value of the mortgage. The fair value of our debt is not necessarily indicative of the amount at which we could settle our debt.
9. Employee Benefits
Single-Employer Defined Benefit Pension Plan
We sponsor a noncontributory defined benefit pension plan administered solely by us (the “pension plan”). Most of the participants in the plan are inactive, with the majority of the remaining active participants no longer accruing benefits; and the plan is closed to new entrants. Our funding policy for the pension plan is based on actuarial calculations and the applicable requirements of federal law. Benefits under the pension plan primarily are related to years of service.
The following tables set forth the change in projected benefit obligation and the change in plan assets for the pension plan:

	December 31, 2016	January 2, 2016
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$115,055	$121,955
Service cost	996	1,104
Interest cost	4,901	5,099
Actuarial (gain) loss	2,094	(8,460)
Curtailment gain	(181)	(272)
Benefits paid	(9,429)	(4,371)
Projected benefit obligation at end of period	113,436	115,055
Change in plan assets:
Fair value of assets at beginning of period	78,264	80,192
Actual return on plan assets	4,868	(2,820)
Employer contributions	5,384	5,263
Benefits paid	(9,429)	(4,371)
Fair value of assets at end of period	79,087	78,264
Net unfunded status of plan	$(34,349)	$(36,791)
We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. On December 31, 2016, we measured the fair value of our plan assets and benefit obligations. As of December 31, 2016, and January 2, 2016, the net unfunded status of our benefit plan was $34.3 million and $36.8 million, respectively.
Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost, and when certain assumptions used to determine the fair value of the plan assets or projected benefit obligation are updated; including but not limited to, changes in the discount rate, plan amendments, differences between actual and expected returns on plan assets, mortality assumptions, and plan re-measurement.
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
The net adjustment to other comprehensive income (loss) for fiscal 2016, fiscal 2015, and fiscal 2014 was a $2.1 million loss, $0.4 million gain; and a $17.7 million loss, respectively, primarily from the net recognized and unrecognized actuarial gain (loss) for those fiscal periods.
The decrease in the unfunded obligation for the fiscal year was approximately $2.4 million and was comprised of $2.1 million of actuarial losses, $4.9 million of asset gains, $5.4 million of pension contributions, and a charge of $5.9 million due to current year service and interest cost. The net periodic pension cost increased slightly to $0.8 million in fiscal 2016 from $0.7 million in fiscal 2015, driven primarily by the lower discount rate at the mid-year fiscal 2016 curtailment.
In fiscal 2016, a freeze of certain unionized participants in the pension plan, due to renegotiation of union contracts, resulted in a reduction in future years of service for the remaining active participants in the plan, which triggered a curtailment. As a result, there was an immaterial curtailment gain from the event which resulted in an immaterial decrease to the projected benefit obligation in fiscal 2016.
In fiscal 2016, we offered a lump sum payment of accrued pension benefits to certain terminated vested participants who had accrued pension benefits under a certain threshold. In fiscal 2016, we paid approximately $4.3 million from pension plan assets to the participants who accepted the offer, which completed the fiscal 2016 lump sum offer. This offer did not result in a settlement of our benefit obligation. We may offer other or all terminated vested participants a lump sum offer in the future, and future lump sum amounts, when paid, may result in a settlement of our benefit obligation.

The unfunded status recorded as Pension Benefit Obligation on our Consolidated Balance Sheets for the pension plan is set forth in the following table, along with the unrecognized actuarial loss, which is presented as part of Accumulated Other Comprehensive Loss:

	December 31, 2016	January 2, 2016
	(In thousands)
Unfunded status	$(34,349)	$(36,791)
Unrecognized prior service cost	—	1
Unrecognized actuarial loss	34,014	31,871
Net amount recognized	$(335)	$(4,919)
Amounts recognized on the balance sheet consist of:
Accrued pension liability	$(34,349)	$(36,791)
Accumulated other comprehensive loss (pre-tax)	34,014	31,872
Net amount recognized	$(335)	$(4,919)
The portion of estimated net loss for the pension plan that is expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year is approximately $1.0 million.
The accumulated benefit obligation for the pension plan was $112.3 million and $114.0 million at December 31, 2016, and January 2, 2016, respectively.
Net periodic pension cost for the pension plan included the following:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended January 2, 2016	Fiscal Year Ended January 3, 2015
	(In thousands)
Service cost	$996	$1,104	$1,056
Interest cost on projected benefit obligation	4,901	5,099	5,123
Expected return on plan assets	(6,224)	(6,172)	(6,041)
Amortization of unrecognized loss	1,126	699	763
Net periodic pension cost	$799	$730	$901

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	December 31, 2016	January 2, 2016
Projected benefit obligation:
Discount rate	4.26%	4.52%
Average rate of increase in future compensation levels	Graded 5.5-2.5%	Graded 5.5-2.5%
Net periodic pension cost:
Discount rate	4.52%	4.19%
Average rate of increase in future compensation levels	Graded 5.5-2.5%	Graded 5.5-2.5%
Expected long-term rate of return on plan assets	7.82%	7.54%
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
Upon calculation of the historical risk premium for each asset class, an expected rate of return can be established based on assumed 90-day Treasury bill rates. Based on the normal asset allocation structure of the portfolio (61% equities, 38% fixed income, and 1% other) with an assumed compound annualized risk free rate of 3.50%, the expected overall portfolio return is 8.87% offset by 0.39% expense estimate, resulting in a 8.48% net long term rate of return as of December 31, 2016, which is used to calculate 2017 pension expense.
Our percentage of fair value of total assets by asset category as of the applicable measurement dates are as follows:

Asset Category	December 31, 2016	January 2, 2016
Equity securities — domestic	49%	59%
Equity securities — international	12%	14%
Fixed income	38%	24%
Other	1%	3%
Total	100%	100%
The fair value of our plan assets by asset category as of the applicable measurement dates are as follows:

Asset Category	December 31, 2016	January 2, 2016
	(In thousands)
Equity securities — domestic	$38,417	$46,087
Equity securities — international	9,717	10,912
Fixed income	30,493	18,792
Other	460	2,473
Total	$79,087	$78,264

Plan assets are valued using quoted market prices in active markets, and we consider the investments to be Level 1 in the fair value hierarchy.  See Note 8 for a discussion of the levels of inputs to determine fair value.
Investment policy and strategy

Plan assets are managed as a balanced portfolio comprised of two major components: an equity portion and a fixed income portion. The expected role of plan equity investments is to maximize the long-term real growth of fund assets, while the role of fixed income investments is to generate current income, provide for more stable periodic returns, and provide some downside protection against the possibility of a prolonged decline in the market value of equity investments. We review this investment policy statement at least once per year. In addition, the portfolio is reviewed quarterly to determine the deviation from target weightings and is rebalanced as necessary. Target allocations for fiscal 2017 are 55% domestic and 10% international equity investments, 30% fixed income investments, and 5% cash. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class.

Our estimated future benefit payments reflecting expected future service are as follows:

Fiscal Year Ending	(In thousands)
2017	$5,859
2018	6,132
2019	6,266
2020	6,500
2021	6,710
Thereafter	34,800
We currently are required to make four quarterly cash contributions totaling approximately $3.6 million for fiscal funding year 2017.
Multiemployer Pension Plans
We participate in several multiemployer pension plans (“MEPPs”) administered by labor unions that provide retirement benefits to certain union employees in accordance with certain CBAs. As one of many participating employers in these MEPPs, we are generally responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Protection Act of 2006 (“Pension Act”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to: an increase in our contribution rate to the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees.
We could also be obligated to make future payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closures, assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) generally would equal our proportionate share of the plan’s unfunded vested benefits.
The following table lists our participation in our multiemployer plans which we deem significant. “Contributions” represent the amounts contributed to the plan during the fiscal years presented:

					Contributions (in millions)
Pension Fund:	EIN/Pension Plan Number	Pension Act Zone Status	FIP/RP Status	Surcharge	2016	2015	2014
Lumber Employees Local 786 Retirement Fund (1)	516067407	Green (September 1, 2015)	N/A	No	$0.4	$0.4	$0.4
Central States, Southeast and Southwest Areas Pension Fund (2)	366044243	Critical and Declining (January 1, 2016)	RP	No	0.6	0.7	0.6
Other					0.4	1.2	—
Total					$1.4	$2.3	$1.0
(1)    Our contributions for fiscal 2016 and 2015 exceeded 5% of total plan contributions, and we were deemed to be a significant contributor to this plan. The plan fiscal year began on September 1, 2016, and to date, we have likely contributed over 5% of the total plan’s contributions. The collective bargaining agreement requiring contributions to this plan expired on September 30, 2016, and we are currently negotiating a new agreement with the union.
(2)    We did not contribute more than 5% of total plan contributions to this plan; however, this plan is deemed significant as it is severely underfunded, and we may, in the future, record a liability if required by an event of our withdrawal from the plan or a mass withdrawal. Our contingent fiscal 2016 withdrawal liability was estimated at approximately $30.7 million.

Defined Contribution Plans
Our employees also participate in two defined contribution plans: the “hourly savings plan” covering hourly employees, and the “salaried savings plan” covering salaried employees. Discretionary contributions to the plans are based on employee contributions and compensation; and, in certain cases, participants in the hourly savings plan also receive employer contributions based on union negotiated match amounts. Employer contributions to the hourly savings plan for fiscal 2016 were $0.2 million, and were $0.1 million each during fiscal 2015 and fiscal 2014.
Employer contributions totaling $0.9 million for the salaried savings plan for fiscal 2016 have been deferred until the first quarter of 2017. Employer contributions to the salaried savings plan for fiscal 2015 of $0.9 million were deferred and paid in the first quarter of fiscal 2016; and the fiscal 2014 employer contributions to this plan of $0.9 million were paid in fiscal 2014.
10. Share-Based Compensation
We have three stock-based compensation plans covering officers, directors, certain employees, and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”), the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), and the 2016 Amended and Restated Long-Term Incentive Plan (the “2016 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby the participants develop a further sense of proprietorship and personal involvement in our development and financial success, thereby advancing the interests of the Company and its stockholders. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants upon the exercise of options or upon the vesting of restricted stock, restricted stock units, or performance shares, out of the total amount of common shares applicable for issuance or vesting under the aforementioned plans. Shares are available for new issuance only under the 2016 Plan. The 2006 and 2004 Plans have no shares remaining for issuance. Remaining 2006 Plan shares are outstanding only for the vesting of outstanding equity awards and the exercise of currently outstanding options; and 2004 Plan shares are outstanding only for the exercise of currently outstanding options.
The 2016 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other share-based awards to participants of the 2016 Plan selected by our Board of Directors or a committee of the Board that administers the 2016 Plan. We reserved 263,500 shares of our common stock for issuance under the 2016 Plan. The terms and conditions of awards under the 2016 Plan are determined by the Compensation Committee. Some of the awards issued under both the 2016 and 2006 Plans are subject to accelerated vesting in the event of a change in control as such an event is defined in the respective Plan documents.
For all awards designated as equity awards, we recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest, as described further below, in “Compensation Expense”. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche, to the extent the occurrence of such conditions are probable.
For outstanding awards designated as liability awards, which, as of December 31, 2016, solely consisted of awards where we intend to settle the awards in cash at the end of the vesting period, we utilize the Black-Scholes-Merton option pricing model (“Black-Scholes”), and record quarterly expense attributions of the awards based on estimates of the fair market value of the awards at the end of each quarter during the service period. The Black-Scholes model requires the input of highly subjective assumptions such as the expected stock price volatility.
All compensation expense related to our share-based payment awards is recorded in “Selling, general, and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Liability Awards - Cash-Settled SARs
During fiscal 2016, we granted certain executives and employees cash-settled SARs, which vest on July 16, 2018, at which time half of any appreciation over the $7.00 exercise price will become payable within thirty days of the vesting date, and the remainder payable within one year. At December 31, 2016, there were 493,000 cash-settled SARs issued and outstanding, and we recognized expense of approximately $0.4 million in fiscal 2016 related to these awards.

The following table summarizes the assumptions used to compute the current fair value of our cash-settled SARs:

Expected volatility	71.81%
Risk-free interest rate	1.04%
Expected term (in years)	1.54
Expected dividend yield	Not applicable
Equity Awards - Restricted Stock, Restricted Stock Units, Performance Shares, and Stock Options
Restricted Stock
During fiscal 2016, we did not grant any restricted stock awards. Our outstanding restricted stock awards vest either in equal annual increments over three years or cliff vest three years after the date of grant. These awards are time-based and are not based upon attainment of performance goals.
As of December 31, 2016, there was approximately $0.3 million of total unrecognized compensation expense related to restricted stock. The unrecognized compensation expense is expected to be recognized over the first six months of fiscal 2017. As of December 31, 2016, the weighted average remaining contractual term for our restricted stock was six months and the maximum contractual term was 3.0 years.
The following table summarizes activity for our restricted stock awards during fiscal 2016:

	Restricted Stock Awards
	Number of Awards	Weighted Average Fair Value
Outstanding as of January 2, 2016	170,335	$14.60
Granted	—	—
Vested (1)	(69,825)	16.32
Forfeited	(1,950)	18.29
Outstanding as of December 31, 2016	98,560	$13.19

(1)	The total fair value vested in fiscal 2016, fiscal 2015, and fiscal 2014 was $1.1 million, $1.5 million, and $2.4 million, respectively.
Restricted Stock Units
During fiscal 2016, the Board of Directors granted certain of our executive officers and directors restricted stock units. These awards are time-based and are not based upon attainment of performance goals. The awards granted in fiscal 2016 have a two-year cliff vesting for the executive officer award, and a one-year vesting period for the director grants. All vested director grants settle at the earlier of ten years from the vesting date or retirement from the Board of Directors, with the exception of a grant for 8,186 shares which was granted to a Board member with an immediate vesting, and settlement on March 31, 2017, or as soon as reasonably practicable within thirty days of March 31, 2017.
Restricted stock units granted prior to fiscal 2016 to employees and executive officers vest either in equal annual increments over three years or three years after the date of grant. Restricted stock unit awards granted in fiscal 2015 to directors had the one-year vesting period and extended settlement period as described above.
As of December 31, 2016, there was approximately $1.0 million of total unrecognized compensation expense related to restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted average term of 1.02 years. As of December 31, 2016, the weighted average remaining contractual term for our restricted stock units was 1.02 years, and the maximum contractual term was 3.0 years.

The following table summarizes activity for our restricted stock units during fiscal 2016:

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding as of January 2, 2016	140,179	$10.00
Granted	200,732	6.24
Vested (1)	(65,711)	9.61
Forfeited	(4,750)	9.80
Outstanding as of December 31, 2016	270,450	$7.32

(1)	The total fair value of restricted stock units vested in fiscal 2016 was $0.6 million. No restricted stock units vested in fiscal years 2015 or 2014.
Performance shares
During fiscal years 2015 and 2013, the Board of Directors granted certain of our directors, executive officers, and employees awards of performance shares of our common stock. The performance shares are released only upon the successful achievement of specific, measurable performance criteria approved by the Compensation Committee, and, unless waived by the Compensation Committee as was done for certain 2013 performance share awards, the satisfaction of a service condition. The performance shares, when earned, vest in three equal tranches, though all tranches of the 2015 performance share awards will all vest if certain criteria determinable at the end of fiscal year 2017 is met, despite the criteria not having been met for fiscal 2015 or 2016. If the performance targets are not met at the end of fiscal 2017, the awards will be canceled.
Performance criteria for the 2013 awards was either met or waived, and all remaining 2013 awards vested in the first and second quarters of fiscal 2016. Performance criteria for the 2015 awards has not been met to date, and, as performance for fiscal year 2017 is currently not determinable, achievement of any such criteria cannot be considered “probable,” at this time.
As of December 31, 2016, there was approximately $0.6 million of total unrecognized compensation expense related solely to the 2015 performance share awards. No compensation expense has been recorded on these shares, as the likelihood of meeting the performance criteria is not determinable at this time. This determination will be re-evaluated in the second and third quarters of fiscal 2017, as information regarding the likelihood of achieving the final performance target will become more available. If the final performance criteria for these shares is met, the outstanding performance shares would vest in July and September of 2018, with a weighted average contractual term remaining of approximately 1.6 years on the original three-year contractual term.
The following table summarizes activity for our performance share awards during fiscal 2016:

	Performance Shares
	Number of Awards	Weighted Average Fair Value
Outstanding as of January 2, 2016	126,306	$9.00
Granted	—	—
Vested (1) (2)	(54,556)	29.06
Forfeited	(4,750)	9.80
Outstanding at December 31, 2016	67,000	$9.35

(1)	The total fair value vested in each of fiscal 2016 and fiscal 2015 was $1.6 million. In fiscal 2014, the total fair value vested was $1.7 million.

(2)
In prior fiscal years, certain participants in the 2013 performance share awards were no longer employed by the Company or otherwise eligible to meet the service condition of these awards. The Compensation Committee approved an amendment to the applicable Performance Share Award Agreements to allow these shares to vest, if and when they vested for individuals employed by the Company. These amendments were determined to be modifications of the awards, from equity-based awards to liability awards, and adjustments related to the difference in fair value were recorded in the prior fiscal years when this determination was made. These liability awards were subsequently marked to market on a quarterly basis. The final remaining 46,941 shares of this type outstanding as of the fiscal 2015 year-end vested on or before June 2016, and no such shares remained outstanding as of December 31, 2016.
Stock Options
The tables below summarize activity and include certain additional information related to our outstanding stock options granted under the 2004 Plan and 2006 Plan for the year ended December 31, 2016. The maximum contractual term for stock options was ten years from the grant date, and the remaining outstanding final tranche of options as of December 31, 2016, presented below, expire on March 10, 2018. There were no new employee stock option grants and no stock option exercises during fiscal years 2016, 2015, and 2014.

	Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 2, 2016	75,900	$47.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(900)	140.10
Outstanding and exercisable as of December 31, 2016	75,000	$46.60
Compensation Expense
Share-based compensation expense is recognized only for those awards that are expected to vest. At the beginning of fiscal 2016, we determined that our forfeiture rate was effectively zero, due to our re-evaluation of historical forfeiture experience at the end of fiscal 2015. In both fiscal 2015 and fiscal 2014, our forfeiture rate was estimated at approximately 13%, based on a prior historical forfeiture rate experience. We recognized the effect of adjusting the estimated forfeiture rate to zero in the beginning of fiscal 2016, in accordance with our revised estimate. Therefore, our early adoption of ASU 2016-09 in the fourth quarter of fiscal 2016 had no material effect on our recognition of compensation expense.
Total share-based compensation expense from our share-based awards, net of estimated forfeitures, as described above, was as follows:

	Fiscal Year Ended December 31, 2016 (1)	Fiscal Year Ended January 2, 2016 (1)	Fiscal Year Ended January 3, 2015 (1)
	(In thousands)
Restricted Stock	$983	$1,606	$1,941
Performance Shares (2)	92	127	1,725
Cash-settled Stock Appreciation Rights (4)	375	—	—
Restricted Stock Units and Options (3)	889	94	174
Total	$2,339	$1,827	$3,840

(1)
See “Performance shares”, above, for a discussion of the modifications to certain 2013 performance share awards originally recorded as equity awards and subsequently recorded as liability awards. This modification resulted in an adjustment to then immediately fully expense the awards reclassified as liability awards in the fiscal year modified, and to subsequently mark to market all outstanding liability awards on a quarterly basis. Share-based compensation expense relating to these shares was immaterial for fiscal 2016, and all of these awards fully vested in June 2016. A credit to share-based compensation expense of $0.2 million was recorded during fiscal 2015 on these performance shares, and expense of $1.2 million was recorded in fiscal 2014.

(2)	All compensation expense for performance shares is related to the 2013 Performance Share Awards, as no compensation expense is being recorded on the 2015 Performance Shares.

(3)	For all fiscal years presented, there was no compensation expense for options. All compensation expense presented pertains to Restricted Stock Units.

(4)	We began issuing these awards in fiscal 2016; therefore, there is no such expense for fiscal 2015 or fiscal 2014.
We recognized related income tax benefits in fiscal years 2016, 2015, and 2014 of $0.9 million, $0.7 million, and $1.5 million, respectively, which have been offset by a valuation allowance. We present the benefits of tax deductions in excess of recognized compensation expense as both a financing cash inflow and an operating cash outflow in our Consolidated Statements of Cash Flows when present. There were no material excess tax benefits in fiscal years 2016, 2015, and 2014.
11. Earnings per Common Share
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
The following table shows the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016 (1)	January 3, 2015 (1)
	(In thousands, except per share data)
Net income (loss)	$16,085	$(11,576)	$(13,872)

Basic weighted average shares outstanding	8,913	8,750	8,600
Dilutive effect of share-based awards	156	—	—
Diluted weighted average shares outstanding	9,069	8,750	8,600

Basic earnings per share	$1.80	$(1.32)	$(1.61)
Diluted earnings per share	$1.77	$(1.32)	$(1.61)
(1) Basic and diluted earnings per share are equivalent for the fiscal 2015 and 2014, due to net losses for the period, and all outstanding share-based awards would be antidilutive.
For fiscal years 2016, 2015, and 2014, we excluded 289,333, 512,720, and 412,981 unvested share-based awards, respectively, from the diluted earnings per share calculation because they were either anti-dilutive or “out of the money”. Outstanding share based awards not included in diluted earnings per share consist of the following securities:
•Unvested restricted stock awards of 78,333, 170,334, and 218,917 for fiscal years 2016, 2015, and 2014, respectively, were anti-dilutive.
•Performance shares, granted under our 2006 Plan in 2015 and 2013, which are issuable upon satisfaction of certain performance criteria. Unvested performance shares outstanding were 67,000 (out of the money), 126,306 (anti-dilutive), and 110,209 (anti-dilutive) for fiscal years 2016, 2015, and 2014, respectively.
•Unvested restricted stock units of 69,000, 140,180 and 5,405 for fiscal years 2016, 2015, and 2014, respectively, were anti-dilutive.
•Unexercised stock options outstanding were 75,000 (out of the money), 75,900 (anti-dilutive), and 78,450 (anti-dilutive) for fiscal years 2016, 2015, and 2014, respectively.
12. Related Party Transactions
Cerberus Capital Management, L.P., our majority shareholder, retains consultants who specialize in operations management and support, and who provide Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus makes the services of these consultants available to Cerberus portfolio companies. We believe that any transactions that occurred in fiscal 2016, 2015, and 2014 were not material to our results of operations or financial position.

13. Lease Commitments
Operating Leases
The Company leases real property, logistics equipment, and office equipment under long-term, non-cancelable operating leases. Certain of our operating leases have extension options and escalation clauses. Our real estate leases also provide for payments of other costs such as real estate taxes, insurance, and common area maintenance, which are not included in rental expense, sublease income, or the future minimum rental payments as set forth below. Total rental expense was approximately $4.2 million, $4.8 million, and $4.5 million for fiscal 2016, 2015, and 2014, respectively.

At December 31, 2016, our total operating lease commitments were as follows:

(In thousands)
2017	$4,964
2018	4,629
2019	985
2020	196
2021	51
Thereafter	—
Total	$10,825
Capital Leases
We have entered into certain long-term, non-cancelable capital leases for certain logistics equipment and vehicles. As of December 31, 2016, the acquisition value and net book value of assets under capital leases was $20.8 million and $9.0 million, respectively. As of January 2, 2016, the acquisition value and net book value of assets under capital leases was $22.1 million and $11.5 million, respectively.
At December 31, 2016, our total commitments under capital leases recorded in the Consolidated Balance Sheets in “other current liabilities” and “other non-current liabilities” were as follows:

	Principal	Interest
	(In thousands)
2017	$3,019	$611
2018	3,197	432
2019	2,510	242
2020	2,021	92
2021	623	17
Thereafter	—	—
Total	$11,370	$1,394
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
Collective Bargaining Agreements
As of December 31, 2016, we employed approximately 1,600 persons on a full-time basis. Approximately 35% of our employees were represented by various local labor union CBAs, of which approximately 10% of CBAs are up for renewal in fiscal 2017 or are currently expired and under negotiations.

15. Liquidity and ASU 2014-15
A portion of our debt is classified as “Current maturities of long-term debt” on our Condensed Consolidated Balance Sheet as of December 31, 2016, since it is due within the next twelve months. These amounts consist of a remaining $27.2 million principal reduction of our mortgage, which is due by July 1, 2017, and $2.5 million of the Tranche A Loan. We are actively engaged in marketing certain of our real estate holdings in order to meet the principal reduction date specified by our mortgage loan.
As of December 31, 2016, we had outstanding borrowings of $176.2 million and excess availability of $63.5 million under the terms of the U.S. revolving credit facility, based on qualifying inventory and accounts receivable.
As stated in Note 1, the FASB previously issued ASU 2014-15, “Presentation of Financial Statements - Going Concern,” which requires footnote disclosures concerning, among other matters, an entity’s ability to repay its obligations through normal operational or other sources over the following twelve months. We adopted this accounting standard in the fourth quarter of fiscal 2016. As previously stated in Note 7, “Mortgage,” and above, our mortgage requires a principal payment due no later than July 1, 2017, the remaining balance of which is $27.2 million. We note that our plans and intentions include potential sales of properties and sale and leaseback transactions, in order to meet our mortgage obligations.
16. Accumulated Other Comprehensive Loss
Comprehensive income (loss) is a measure of income which includes both net income (loss) and other comprehensive income (loss). Our other comprehensive loss results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss is separately presented on our Consolidated Balance Sheets as part of common stockholders’ deficit. Other comprehensive loss was $1.9 million, $0.3 million, and $18.1 million for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.
The changes in accumulated balances for each component of other comprehensive loss for fiscal 2014, 2015, and 2016 were as follows:

	Foreign currency translation, net of tax	Amortization of unrecognized pension gain (loss), net of tax	Other, net of tax	Total
	(In thousands)
January 4, 2014, beginning balance	$1,636	$(18,141)	$212	$(16,293)
Other comprehensive income (loss), net of tax (1)	(481)	(18,416)	—	(18,897)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (1)	—	765	—	765
January 3, 2015, ending balance, net of tax	$1,155	$(35,792)	$212	$(34,425)
Other comprehensive income (loss), net of tax (2)	(759)	699	—	(60)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (2)	—	(289)	—	(289)
January 2, 2016, ending balance, net of tax	$396	$(35,382)	$212	$(34,774)
Other comprehensive income (loss), net of tax (3)	264	(2,927)	—	(2,663)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (3)	—	786	—	786
December 31, 2016, ending balance, net of tax	$660	$(37,523)	$212	$(36,651)
(1) For fiscal 2014, there was $0.8 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $18.4 million of unrecognized actuarial loss based on updated actuarial assumptions. There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.
(2) For fiscal 2015, there was $0.3 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $0.7 million of unrecognized actuarial gain based on updated actuarial assumptions. There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.

(3) For fiscal 2016, there was $0.8 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $2.9 million of unrecognized actuarial loss based on updated actuarial assumptions (see Note 9). There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.
17. Reverse Stock Split
Pursuant to the authorization granted by our stockholders at our Annual Meeting of Stockholders held on May 19, 2016, our board of directors approved a 1-for-10 Reverse Stock Split of our common stock, and a corresponding reduction in the number of authorized shares of common stock, from 200,000,000 to 20,000,000. Our authorized number of shares of preferred stock remained unchanged at 30,000,000. The Reverse Stock Split was effected on the close of business as of June 13, 2016, and our stock began trading on a reverse split-adjusted basis on June 14, 2016. All references made to share or per share amounts have been restated to reflect the effect of this 1-for-10 reverse stock split for all periods presented.
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC’s rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2016, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the three months ended December 31, 2016, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by BDO USA, LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2016. BDO, USA, LLP’s report on our internal control over financial reporting is set forth below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of BlueLinx Holdings Inc. and subsidiaries

We have audited BlueLinx Holdings Inc. and subsidiaries’ (the “Company”) internal control over financial reporting of as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the

Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, BlueLinx Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the fiscal years then ended, and our report dated March 2, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP

Atlanta, Georgia
March 2, 2017

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required by this Item will be set forth in our definitive proxy statement for the 2017 Annual Meeting of Stockholders of BlueLinx Holdings Inc. (the “Proxy Statement”) to be held on May 18, 2017, and is incorporated herein by reference. Information regarding executive officers is included under Item 1 of this report and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of December 31, 2016. Our stockholder-approved equity compensation plans consist of the 2004 Plan, the 2006 Plan, and the 2016 Plan. Shares are available for issuance under the 2016 Plan, for vesting of currently outstanding awards and option exercises of stock options only under the 2006 Plan, and option exercise only of stock options under the 2004 Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders	75,000	$46.60	327,338
Equity compensation plans not approved by security holders	—	n/a	—
Total	75,000	$46.60	327,338

(1)	Includes 231,885 available shares available to be issued under the 2016 Plan as of December 31, 2016.
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
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is set forth under the heading “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Financial Statements, Schedules, and Exhibits
1. Financial Statements. The Financial Statements of BlueLinx Holdings Inc. and subsidiaries and the Reports of Independent Registered Public Accounting Firms are presented under Item 8 of this Form 10-K.
2. Financial Statement Schedules. Not applicable.
3. Exhibits.

Exhibit Number	Item
3.1
Second Amended and Restated Certificate of Incorporation of BlueLinx, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 20, 2015)

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of BlueLinx
Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the
Securities and Exchange Commission on June 13, 2016)

3.3
Amended and Restated By-Laws of BlueLinx (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on November 26, 2004)

4.1	Registration Rights Agreement, dated as of May 7, 2004, by and among BlueLinx and the initial holders specified on the signature pages thereto (A)
10.1	Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation (A)
10.2	First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation (A)
10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 13, 2011) ±
10.4
BlueLinx Holdings Inc. Amended and Restated Short-Term Incentive Plan (incorporated by reference to Attachment B to the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2011) ±

10.5	BlueLinx Holdings Inc. 2004 Long Term Equity Incentive Plan (A) ±
10.6
BlueLinx Holdings Inc. 2004 Long-Term Equity Incentive Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2008) ±

Exhibit Number	Item
10.7
Amended and Restated BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan (as amended through May 17, 2012 and restated solely for purposes of filing pursuant to Item 601 of Regulation S-K) (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 16, 2012) ±

10.8
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 9, 2006) ±

10.9
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2013) ±

10.10
Amendment No. 1 to BlueLinx Holdings Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2014) ±

10.11
BlueLinx Holdings Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 17, 2014) ±

10.12
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Executives and Employees (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 17, 2014) ±

10.13
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 17, 2014) ±

10.14	BlueLinx Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.15	Form of Executive Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.16
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Executives and Employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±

10.17
BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 3, 2016) ±

10.18
BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Incentive Plan Form of Stock
Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form S-8
Registration Statement filed with the Securities and Exchange Commission on June 3, 2016) ±

Exhibit Number	Item
10.19	BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors ± *
10.20
Canadian Credit Agreement, dated August 12, 2011, by and among BlueLinx Canada, CIBC Asset-Based Lending Inc. and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2011)

10.21
First Amending Agreement among BlueLinx Corporation and Canadian Imperial Bank of Commerce as successor to CIBC Asset-Based Lending Inc., dated August 16, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2013)

10.22
Second Amending Agreement among BlueLinx Corporation and Canadian Imperial Bank of Commerce as successor to CIBC Asset-Based Lending Inc., dated November 24, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 1, 2015)

10.23†
Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

10.24
Twelfth Amendment to Loan and Security Agreement, dated as of September 19, 2012, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2012)

10.25
Guaranty of Recourse Obligations, dated as of June 9, 2006, by BlueLinx Holdings Inc. for the benefit of German American Capital Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.26
Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.27
Seventeenth Amendment to Loan and Security Agreement, dated as of March 24, 2016, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed on March 28, 2016)

10.28
Lender Joinder Agreement in favor of U.S. Bank, N.A., as Trustee, and Wells Fargo Bank, as Trustee; by BlueLinx Holdings Inc., dated March 24, 2016 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 28, 2016)

10.29
Pledge Agreement in favor of U.S. Bank, N.A., as Trustee, and Wells Fargo Bank, N.A., as Trustee; by BlueLinx Holdings Inc., dated March 24, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 28, 2016)

10.30†
Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

Exhibit Number	Item
10.31
Second Amendment to Amended and Restated Loan and Security Agreement, dated July 7, 2010, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2010)

10.32
Third Amendment to Amended and Restated Loan and Security Agreement, dated May 10, 2011, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2011)

10.33
Fourth Amendment to Amended and Restated Loan and Security Agreement, dated August 11, 2011, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2011)

10.34
Fifth Amendment to Loan and Security Agreement, dated July 14, 2011, by and between BlueLinx Corporation and certain of its subsidiaries and U.S. Bank National Association in its capacity as trustee for the registered holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2006-C 27, as successor in interest to German American Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2011)

10.35
Sixth Amendment to Amended and Restated Loan and Security Agreement, dated June 28, 2013, by and among Wells Fargo Bank, National Association, a national banking association, in its capacity as administrative and collateral agent for the Lenders; BlueLinx Corporation, BlueLinx Services Inc., BlueLinx Florida LP, BlueLinx Florida Holding No. 1 Inc., and BlueLinx Florida Holding No. 2 Inc.
(incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2013)

10.36
Seventh Amendment to Amended and Restated Loan and Security Agreement, dated March 14, 2014, by and among Wells Fargo Bank, National Associations, the Lenders named therein, BlueLinx Corporation, BlueLinx Florida LP, BlueLinx Florida Holding No. 1 Inc., and BlueLinx Florida Holding No. 2 Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2014)

10.37
Ninth Amendment, dated August 14, 2014, to Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2014)

10.38
Tenth Amendment, dated February 18, 2015, to Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 19, 2015)

10.39
Eleventh Amendment, dated March 10, 2016, to Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on March 28, 2016)

10.40
Twelfth Amendment, dated March 24, 2016, to Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on March 28, 2016)

10.41
Thirteenth Amendment, dated November 3, 2016, to Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 10, 2016)

Exhibit Number	Item
10.42
Pledge Agreement made by BlueLinx Holdings Inc. in favor of Wells Fargo Bank, N.A, in its capacity as Agent, dated March 24, 2016 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 28, 2016)

10.43
Limited Recourse Guarantee made by BlueLinx Holdings Inc. in favor of Wells Fargo Bank, N.A., in its capacity as Agent, dated March 24, 2016 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K filed on March 28, 2016)

10.44
Fifth Amendment to Amended and Restated Loan and Security Agreement and Lender Joinder, dated March 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2013)

10.45
Lender Joinder Agreement by and between PNC Bank, National Association and BlueLinx Corporation, dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2013)

10.46
Employment Agreement between BlueLinx Corporation and Mitchell Lewis, dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 17, 2014) ±

10.47
Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell, dated May 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014) ±

21.1	List of subsidiaries of the Company *
23.1	Consent of BDO USA, LLP*
23.2	Consent of Ernst & Young LLP*
31.1	Certification of Mitchell B. Lewis, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Susan C. O’Farrell, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Mitchell B. Lewis, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit Number	Item
32.2	Certification of Susan C. O’Farrell, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

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

±	Management contract or compensatory plan or arrangement.

(A)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 1, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

By: /s/ Mitchell B. Lewis
Mitchell B. Lewis
President and Chief Executive Officer

Date: March 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
Name

/s/ Mitchell B. Lewis	President, Chief Executive Officer, and Director	March 2, 2017
Mitchell B. Lewis

/s/ Susan C. O’Farrell	Senior Vice President, Chief Financial Officer, Treasurer (Principal Accounting Officer)	March 2, 2017
Susan C. O’Farrell

/s/ Kim S. Fennebresque	Chairman	March 2, 2017
Kim S. Fennebresque

/s/ Dominic DiNapoli	Director	March 2, 2017
Dominic DiNapoli

/s/ Richard S. Grant	Director	March 2, 2017
Richard S. Grant

/s/ Steven F. Mayer	Director	March 2, 2017
Steven F. Mayer

/s/ Alan H. Schumacher	Director	March 2, 2017
Alan H. Schumacher

/s/ M. Richard Warner	Director	March 2, 2017
M. Richard Warner

ITEM 16. FORM 10-K SUMMARY

None.