Form 10-Q
period 2017-04-01
BlueLinx Holdings Inc.
filed 2017-05-04
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Emerging growth company ☐
(If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2017 there were 9,070,317 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended April 1, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	$428,608	$474,326
Cost of sales	374,174	416,730
Gross profit	54,434	57,596
Operating expenses (income):
Selling, general, and administrative	52,912	55,176
Gains from sales of property	(6,700)	(377)
Depreciation and amortization	2,363	2,476
Total operating expenses	48,575	57,275
Operating income	5,859	321
Non-operating expenses (income):
Interest expense	5,242	7,207
Other income, net	—	(372)
Income (loss) before provision for (benefit from) income taxes	617	(6,514)
Provision for (benefit from) income taxes	33	(369)
Net income (loss)	$584	$(6,145)

Basic earnings (loss) per share	$0.07	$(0.69)
Diluted earnings (loss) per share	$0.06	$(0.69)

Comprehensive income (loss):
Net income (loss)	$584	$(6,145)
Other comprehensive income:
Foreign currency translation, net of tax	12	272
Amortization of unrecognized pension loss, net of tax	268	223
Total other comprehensive income	280	495
Comprehensive income (loss)	$864	$(5,650)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 1, 2017	December 31, 2016
Assets:
Current assets:
Cash	$5,185	$5,540
Receivables, less allowances of $2,868 and $2,733, respectively	160,068	125,857
Inventories, net	214,658	191,287
Other current assets	18,271	23,126
Total current assets	398,182	345,810
Property and equipment:
Land and land improvements	30,711	34,609
Buildings	84,771	80,131
Machinery and equipment	74,844	72,122
Construction in progress	522	3,104
Property and equipment, at cost	190,848	189,966
Accumulated depreciation	(102,103)	(101,644)
Property and equipment, net	88,745	88,322
Other non-current assets	10,765	10,005
Total assets	$497,692	$444,137
Liabilities:
Current liabilities:
Accounts payable	$100,189	$82,735
Bank overdrafts	18,354	21,696
Accrued compensation	5,071	8,349
Current maturities of long-term debt, net of discount of $4 and $201, respectively	2,246	29,469
Other current liabilities	13,273	12,092
Total current liabilities	139,133	154,341
Non-current liabilities:
Long-term debt, net of discount of $2,789 and $2,544, respectively	315,624	270,792
Pension benefit obligation	33,538	34,349
Other non-current liabilities	37,963	14,496
Total liabilities	526,258	473,978
Stockholders’ deficit:
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued and Outstanding - 9,070,317 and 9,031,263, respectively	90	90
Additional paid-in capital	258,294	257,972
Accumulated other comprehensive loss	(36,371)	(36,651)
Accumulated stockholders’ deficit	(250,579)	(251,252)
Total stockholders’ deficit	(28,566)	(29,841)
Total liabilities and stockholders’ deficit	$497,692	$444,137

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net cash used in operating activities	$(39,860)	$(51,640)

Property and equipment investments	(160)	(172)
Proceeds from sale of assets	27,427	1,402
Net cash provided by investing activities	27,267	1,230

Cash flows from financing activities:
Repayments on revolving credit facilities	(70,938)	(73,851)
Borrowings from revolving credit facilities	115,553	125,857
Principal payments on mortgage	(27,388)	(8,812)
(Decrease) increase in bank overdrafts	(3,342)	1,192
(Decrease) increase in cash held in escrow related to the mortgage	(1,090)	9,118
Other, net	(557)	(776)
Net cash provided by financing activities	12,238	52,728

(Decrease) increase in cash	(355)	2,318
Cash, beginning of period	5,540	4,808
Cash, end of period	$5,185	$7,126

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2017
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report on Form 10-K”) for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.
New Accounting Standards
Compensation - Retirement Benefits. In March 2017, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2017-07, “Compensation - Retirement Benefits (Topic 715).” This standard will require that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period, while the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period of fiscal 2017, or adoption would occur at the required implementation date. Retrospective application is required. We have determined that the impact of the reclassification required by this ASU is immaterial to our financial statements, and we will adopt this ASU at the required implementation date.
2. Employee Benefits
Single-Employer Defined Benefit Pension Plan
The following table shows the components of net periodic pension cost (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Service cost	$183	$252
Interest cost on projected benefit obligation	1,178	1,271
Expected return on plan assets	(1,584)	(1,551)
Amortization of unrecognized loss	268	223
Net periodic pension cost	$45	$195
Multiemployer Pension Plans
On March 25, 2017, we entered into a new collective bargaining agreement with the Lumber Employees Local 786 union, at our Chicago facility. As a result of the new agreement, we provided for a withdrawal from the related multi-employer pension plan, and, accordingly, recorded the $4.5 million net present value of this withdrawal liability on the Condensed Consolidated Balance Sheet in “other non-current liabilities,” and recorded an offsetting non-cash expense in the Condensed Consolidated Statement of Operations in “selling, general, and administrative” costs. We expect the liability to be paid over a 20-year period, with payments substantially similar on a total annual basis to those disclosed in our Annual Report on Form 10-K, Item 8, Note 9, for the year ended December 31, 2016.
3. Assets Held for Sale and Net Gain on Disposition
We have designated two unoccupied properties as held for sale, due to strategic initiatives. At the time of designation, we ceased recognizing depreciation expense on these assets. As of April 1, 2017, and December 31, 2016, the net book value of total assets held for sale was $0.8 million and $2.7 million, respectively, and was included in “other current assets” in our Consolidated Balance Sheets. We are actively marketing properties that are designated as held for sale.

During the first quarter of fiscal 2017, we sold non-operating distribution facilities located in Allentown, Pennsylvania, and Virginia Beach, Virginia, and a parcel of excess land located in Ft. Worth, Texas (the “Property Sales”). We recognized a gain of $6.7 million in the Condensed Consolidated Statements of Operations as a result of the Property Sales.
Additionally, we performed sale-leaseback transactions on distribution centers located in Tampa, Florida; Ft. Worth, Texas; and Miami, Florida (the “Sale-Leaseback Transactions”). As a result of the Sale-Leaseback Transactions, we recognized a capital lease asset and obligation totaling $8.0 million on two of these properties. The remaining sale-leaseback property was classified as an operating lease. We recognized a total deferred gain of $13.7 million on the three sale-leaseback properties, which will be amortized over the life of the applicable lease in the case of the capital leases; or, in the case of the operating lease, will be amortized over the life of the applicable lease until our adoption of ASC 842, at which time the remaining deferred gain will be reclassified as a decrease to stockholders’ deficit. The liability for the capital leases and deferred gain is located in “other current liabilities” (for the portion amortizing within the next twelve months) and “other non-current liabilities” on our Condensed Consolidated Balance Sheet.
As a result of the Property Sales and Sale-Leaseback Transactions, we reduced the balance of the mortgage by $27.4 million in fiscal 2017.
4. Fair Value Disclosure
To determine the fair value of our mortgage, we use a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. As of April 1, 2017, the carrying amount and fair value of our mortgage was $99.4 million and $102.7 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate mortgage. The fair value of our debt is not indicative of the amounts at which we could settle our debt.
5. Earnings per Share
We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted shares. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock awards, restricted stock units, performance shares, performance units, and stock options. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation include all outstanding options and performance shares, and 50,000 total unvested restricted stock awards and restricted stock units.
The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended
	April 1, 2017	April 2, 2016 (1)
Net income (loss)	$584	$(6,145)

Basic weighted shares outstanding	8,966	8,876
Dilutive effect of share-based awards	132	—
Diluted weighted average shares outstanding	9,098	8,876

Basic earnings (loss) per share	$0.07	$(0.69)
Diluted earnings (loss) per share	$0.06	$(0.69)
(1) Basic and diluted earnings per share are equivalent for the three months ended April 2, 2016, due to net losses for the period.
6. Accumulated Other Comprehensive Loss
Comprehensive income is a measure of income which includes both net income and other comprehensive income. Other comprehensive income results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive Income (Loss). Accumulated other comprehensive loss is separately presented on our Consolidated Balance Sheets as part of common stockholders’ deficit.

The changes in balances for each component of Accumulated Other Comprehensive Loss for the three months ended April 1, 2017, were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
December 31, 2016, beginning balance	$660	$(37,523)	$212	$(36,651)
Other comprehensive income, net of tax (1)	12	268	—	280
April 1, 2017, ending balance, net of tax	$672	$(37,255)	$212	$(36,371)

(1)
For the three months ended April 1, 2017, there was $0.3 million of actuarial loss recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of net periodic pension cost. There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. This MD&A section should be read in conjunction with our condensed consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing.
The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors outside of our control; that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute;

•	inventory management and commodities pricing;

•	new housing starts and inventory levels of existing homes for sale;

•	general economic and business conditions in the U.S.;

•	acceptance by our customers of our privately branded products;

•	financial condition and creditworthiness of our customers;

•	supply from our key vendors;

•	reliability of the technologies we utilize;

•	activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	adverse weather patterns or conditions;

•	acts of cyber intrusion;

•	variations in the performance of the financial markets, including the credit markets; and

•	other factors described herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Executive Level Overview
Background
We are a leading distributor of building and industrial products in the U.S. The Company is headquartered in Atlanta, Georgia, and we operate our distribution business through a national network of distribution centers. We operate in many major metropolitan areas in the U.S. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board, rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 45% of our first quarter of fiscal 2017 net sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), and metal products (excluding rebar and remesh). Specialty products accounted for approximately 55% of our first quarter of fiscal 2017 net sales.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Our operating results have historically been closely aligned with the level of residential housing starts in the U.S. At any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes and, importantly, consumer confidence. Since 2011, the U.S. housing market has shown steady improvement. Our opinion is that this trend will continue in the long term, and that we are well-positioned to support our customers.
Results of Operations
The following table sets forth our results of operations for the first quarter of fiscal 2017 and fiscal 2016:

	First Quarter of Fiscal 2017	% of Net Sales	First Quarter of Fiscal 2016	% of Net Sales
	(Dollars in thousands)
Net sales	$428,608	100.0%	$474,326	100.0%
Gross profit	54,434	12.7%	57,596	12.1%
Selling, general, and administrative	52,912	12.3%	55,176	11.6%
Gains from sales of property	(6,700)	(1.6)%	(377)	(0.1)%
Depreciation and amortization	2,363	0.6%	2,476	0.5%
Operating income	5,859	1.4%	321	0.1%
Interest expense	5,242	1.2%	7,207	1.5%
Other income, net	—	—%	(372)	(0.1)%
Income (loss) before provision for (benefit from) income taxes	617	0.1%	(6,514)	(1.4)%
Provision for (benefit from) income taxes	33	—%	(369)	(0.1)%
Net income (loss)	$584	0.1%	$(6,145)	(1.3)%

The following table sets forth net sales by product category versus comparable prior periods:

	Quarter Ended
	April 1, 2017	April 2, 2016
Sales by category	(In millions)
Structural products	$191	$188
Specialty products	239	292
Other (1)	(1)	(6)
Total net sales	$429	$474

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth gross profit and gross margin percentages by product category versus comparable prior periods:

	Quarter Ended
	April 1, 2017	April 2, 2016
Gross profit by category	(Dollars in millions)
Structural products	$19	$17
Specialty products	35	40
Total gross profit	$54	$57
Gross margin % by category
Structural products	9.8%	9.2%
Specialty products	14.5%	13.6%
Total gross margin %	12.7%	12.1%
The following table sets forth a reconciliation of net sales and gross profit to the non-GAAP measures of adjusted same-center net sales and adjusted same-center gross profit versus comparable prior periods (1):

	Quarter Ended
	April 1, 2017	April 2, 2016
	(Dollars in thousands)
Net sales	$428,608	$474,326
Less: non-GAAP adjustments	—	54,671
Adjusted same-center net sales	$428,608	$419,655
Adjusted year-over-year percentage increase - sales	2.1%

Gross profit	$54,434	$57,596
Less: non-GAAP adjustments	—	5,735
Adjusted same-center gross profit	$54,434	$51,861

(1)
The schedule presented above includes a reconciliation of net sales and gross profit excluding the effect of operational efficiency initiatives; specifically, facility closures and the SKU rationalization initiative. These operational efficiency initiatives were substantially complete as of December 31, 2016. The above schedule is not a presentation made in accordance with GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. Adjusted sales and adjusted gross margin as used herein, are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

We believe adjusted net sales and adjusted gross profit are helpful in presenting comparability across periods without the effect of our operational efficiency initiatives. We also believe that these non-GAAP metrics are used by securities analysts, investors, and other interested parties in their evaluation of our company, to illustrate the effects of these initiatives. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than using GAAP results alone.
First Quarter of Fiscal 2017 Compared to First Quarter of Fiscal 2016
Net sales.  For the first quarter of fiscal 2017, net sales decreased by 9.6%, or $45.7 million, compared to the first quarter of fiscal 2016. The decrease in sales was largely driven by operational consolidation resulting from distribution center closures in fiscal 2016, as our adjusted same-center net sales increased by approximately $9.0 million. The overall sales decrease for the quarter-over-quarter comparative period was primarily due to a decrease in specialty product sales, offset by a slight increase in structural product sales.
Gross profit.  For the first quarter of fiscal 2017, gross profit decreased by 5.5%, or $3.2 million, compared to the first quarter of fiscal 2016. Gross profit decreased in total as we sold our products in fewer distribution centers compared to the prior fiscal year, due to distribution center closures in fiscal 2016. Adjusted for the aforementioned operational consolidation, adjusted gross profit increased $2.6 million. Gross margin percentage increased by 60 basis points to 12.7%, as we sold higher margin products overall. Gross margin increased for both specialty and structural products, with increases of 90 basis points and 60 basis points, respectively.
Selling, general, and administrative expenses.  The decrease of 4.1%, or $2.3 million, for the first quarter of fiscal 2017, compared to the first quarter of fiscal 2016, is primarily related to reductions in payroll and related costs and incentives, due to a reduction in force in the prior year in connection with distribution center closures, which also resulted in a decrease in general maintenance and repair costs. These overall cost decreases were slightly offset by an increase in strategic costs, year-over-year, as during the first quarter of fiscal 2017, we incurred $4.5 million in pension expense as a result of our withdrawal from a multi-employer pension plan, compared to $3.3 million of refinancing related costs in fiscal 2016.
Interest expense, net. For the first quarter of fiscal 2017, net interest expense decreased by $2.0 million, or 27.3%, compared to the first quarter of fiscal 2016. This net decrease in interest expense was attributable to our substantially reduced debt balances. The principal balance on our fixed-rate mortgage loan decreased by $60.0 million to $99.4 million as of April 1, 2017, from $159.4 million as of April 2, 2016. Our principal balance decreased by $51.3 million on the Credit Agreement during that same period, to $221.2 million as of April 1, 2017, while LIBOR-based interest rates pertaining to the Credit Agreement increased by approximately 40 basis points during the first quarter of fiscal 2017 to approximately 4.6%, compared to approximately 4.2% as of the end of the first quarter of fiscal 2016.
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

Mortgage
As of April 1, 2017, the balance on our mortgage loan was $99.4 million. The mortgage is secured by owned distribution facilities. Our mortgage lender has a first priority pledge of the equity in the Company’s subsidiaries which hold the real property that secures the mortgage loan.
As modified on March 24, 2016, our mortgage is due on July 1, 2019, subject to (i) a $60.0 million principal reduction which was due no later than July 1, 2017, which we pre-paid in its entirety; and (ii) a $55.0 million principal payment due no later than July 1, 2018, with the remaining balance due no later than July 1, 2019. We may perform sale and leaseback transactions on certain of our properties in order to meet the remaining scheduled principal payments, or we may consider other real estate financing options. The mortgage requires monthly interest-only payments, at an annual interest rate of 6.35%.
Revolving Credit Facilities
As of April 1, 2017, we had outstanding borrowings of $221.2 million and excess availability of $73.9 million under the terms of the U.S. revolving credit facility.
On August 4, 2006, we entered into the U.S. revolving credit facility, as later amended, most recently on November 3, 2016. This amendment to the U.S. revolving credit facility and Tranche A Loan (together referred to as the “Credit Agreement”) extended the maturity date of the Credit Agreement to July 15, 2018, reduced the revolving loan limit by $15.0 million to $335.0 million, and reduced the Tranche A Loan limit by $4.0 million to $16.0 million. Furthermore, the amendment requires maintenance of a fixed charge coverage ratio of 1.2 to 1.0 in the event our excess availability falls below $32.5 million through March 31, 2017; and subsequently, the greater of a defined range, adjusted on a seasonal basis, of $36.0 million to $42.0 million and an amount equal to 12.5% of the lesser of (a) the sum of the borrowing base and the Tranche A Loan borrowing base or (b) the maximum credit.
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
We were in compliance with all covenants under these revolving credit facilities as of April 1, 2017.
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first three months of fiscal 2017 was $39.9 million, compared to net cash used in operating activities of $51.6 million in the first three months of fiscal 2016. Accounts receivable increased by $34.2 million during the first three months of fiscal 2017, compared to an increase of $43.0 million in the first three months of the prior fiscal year. This year-over-year comparative decrease in accounts receivable primarily was due to a decrease in overall sales due to closed distribution centers. Inventory increased by $23.4 million in the first three months of fiscal 2017, which reflects the seasonality of our business, as we enter into the historical peak selling season.
Investing Activities
Net cash provided by investing activities for the first three months of fiscal 2017 was $27.3 million compared to net cash provided by investing activities of $1.2 million in the first three months of fiscal 2016. Our cash provided by investing activities primarily was related to the planned sales of certain distribution facilities.
In the future, we may perform further sale and lease back transactions of certain of our owned properties.
Financing Activities
Net cash provided by financing activities of $12.2 million for the first three months of fiscal 2017, primarily reflected seasonal net borrowings on our revolving credit facility of $45.0 million, offset by principal payments on our mortgage loan of $27.4 million. We may consider further real estate financing transactions in the future, including but not limited to further sale and lease back transactions, as referred to above.

Operating Working Capital

Selected financial information (unaudited), in thousands
	April 1, 2017	December 31, 2016	April 2, 2016
Current assets:
Cash	$5,185	$5,540	$7,126
Receivables, less allowance for doubtful accounts	160,068	125,857	181,507
Inventories, net	214,658	191,287	246,469
Other current assets	18,271	23,126	25,184
Total current assets	$398,182	$345,810	$460,286

Current liabilities:
Accounts payable	$100,189	$82,735	$104,687
Bank overdrafts	18,354	21,696	18,479
Accrued compensation	5,071	8,349	7,354
Current maturities of long-term debt, net of discount	2,246	29,469	4,981
Other current liabilities	13,273	12,092	12,353
Total current liabilities	$139,133	$154,341	$147,854

Operating working capital	$261,295	$220,938	$317,413
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
Our operating working capital requirements reflect the seasonal nature of our business. Operating working capital of $261.3 million at April 1, 2017, compared to $220.9 million as of December 31, 2016, increased on a net basis of $40.4 million as a result of the seasonal nature of our business, which resulted in a $34.2 million increase in accounts receivable and an increase in inventory of $23.4 million, offset by an increase in accounts payable of $17.5 million.
Operating working capital decreased from April 2, 2016, to April 1, 2017, by $56.1 million, primarily driven by decreases in inventory of $31.8 million and decreases in accounts receivable of $21.4 million, with both decreases primarily as a result of prior year planned closures of distribution centers over the period and inventory efficiencies.
Critical Accounting Policies
The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. There have been no material changes to our critical accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, disclosures for Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” are not required, as we are a Smaller Reporting Company.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the first quarter of fiscal 2017, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Since June 1, 2015, Mr. Shyam K. Reddy has served as the Company’s SVP, General Counsel and Corporate Secretary. On May 3, 2017, the Company and Shyam K. Reddy entered into an Employment Agreement effective as of May 5, 2017 (the “Employment Agreement”), memorializing the terms of Mr. Reddy’s continued employment with the Company as its Chief Administrative Officer, General Counsel and Corporate Secretary. The Employment Agreement provides that Mr. Reddy will receive a base salary of $420,000 per year, subject to increase at the discretion of the Company. Mr. Reddy shall also be eligible to receive an annual bonus pursuant to the terms of BlueLinx’s Short-Term Incentive Plan (“STIP”), with the annual bonus potential to be a target of 65% of his base salary, based upon satisfaction of performance goals and bonus criteria to be defined and approved by the Compensation Committee of the Board of Directors of the Company in advance for each fiscal year.  The Employment Agreement provides that Mr. Reddy is eligible to participate in all benefit programs for which senior executives are generally eligible, including the Company’s long-term incentive plans.
The Employment Agreement will expire on May 5, 2018, but will automatically renew for successive one-year terms unless 90-days’ prior written notice is given by the Company in advance of the expiration date of the initial or any such extended term. If Mr. Reddy’s employment is terminated without “cause” or he resigns for “good reason,” each as described in the Employment Agreement, Mr. Reddy will be entitled to, among other things: (i) payment equal to one time his annual base salary in effect immediately prior to the date of termination, (ii) payment of a pro-rata portion of his annual target bonus for the performance year in which the termination occurs, (iii) all unvested time-vested restricted stock grants will automatically vest and become non-forfeitable, and (iv) all unvested performance-vested performance share or restricted stock grants will remain outstanding and will continue to vest and become non-forfeitable in accordance with their terms as if Mr. Reddy remained employed by the Company, in each case, subject to Mr. Reddy timely executing a release of claims in favor of the Company.
Under the Employment Agreement, in the event Mr. Reddy’s employment is terminated in connection with a change in control of the Company, Mr. Reddy will be entitled to receive, among other things, a payment equal to two times his annual base salary in effect immediately prior to the date of termination and all unvested time-vested awards (whether to be settled in cash or stock) will automatically vest and become non-forfeitable, subject to Mr. Reddy timely executing a release of claims in favor of the Company.
The Employment Agreement also contains customary confidentiality and non-solicitation provisions, as well as a covenant not to compete during the employment term and continuing for a period of one year following his date of termination in the event Mr. Reddy is terminated without cause, he voluntarily resigns or resigns for good reason, or he is terminated in connection with a change in control of the Company.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which will be filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending July 1, 2017.
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

BlueLinx Holdings Inc.
(Registrant)

Date: May 4, 2017	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer