Form 10-Q
period 2017-07-01
BlueLinx Holdings Inc.
filed 2017-08-10
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 1, 2017

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
Emerging growth company ☐
(If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2017 there were 9,098,221 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended July 1, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$474,001	$509,011	$902,609	$983,337
Cost of sales	413,455	451,624	787,629	868,354
Gross profit	60,546	57,387	114,980	114,983
Operating expenses (income):
Selling, general, and administrative	49,012	52,678	101,925	107,855
Gains from sales of property	—	(384)	(6,700)	(761)
Depreciation and amortization	2,253	2,396	4,616	4,871
Total operating expenses	51,265	54,690	99,841	111,965
Operating income	9,281	2,697	15,139	3,018
Non-operating expenses (income):
Interest expense	5,367	6,250	10,610	13,457
Other expense (income), net	—	135	(2)	(237)
Income (loss) before provision for (benefit from) income taxes	3,914	(3,688)	4,531	(10,202)
Provision for (benefit from) income taxes	676	(544)	709	(913)
Net income (loss)	$3,238	$(3,144)	$3,822	$(9,289)

Basic earnings (loss) per share	$0.36	$(0.35)	$0.42	$(1.05)
Diluted earnings (loss) per share	$0.35	$(0.35)	$0.42	$(1.05)

Comprehensive income (loss):
Net income (loss)	$3,238	$(3,144)	$3,822	$(9,289)
Other comprehensive income (loss):
Foreign currency translation, net of tax	2	34	14	306
Amortization of unrecognized pension loss, net of tax	268	223	536	447
Pension curtailment, net of tax	(592)	(12,185)	(592)	(12,185)
Total other comprehensive loss	(322)	(11,928)	(42)	(11,432)
Comprehensive income (loss)	$2,916	$(15,072)	$3,780	$(20,721)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 1, 2017	December 31, 2016
Assets:
Current assets:
Cash	$4,777	$5,540
Receivables, less allowances of $2,701 and $2,733, respectively	167,570	125,857
Inventories, net	220,677	191,287
Other current assets	20,228	23,126
Total current assets	413,252	345,810
Property and equipment:
Land and land improvements	30,703	34,609
Buildings	84,772	80,131
Machinery and equipment	75,036	72,122
Construction in progress	358	3,104
Property and equipment, at cost	190,869	189,966
Accumulated depreciation	(103,926)	(101,644)
Property and equipment, net	86,943	88,322
Other non-current assets	12,089	10,005
Total assets	$512,284	$444,137
Liabilities:
Current liabilities:
Accounts payable	$96,363	$82,735
Bank overdrafts	22,296	21,696
Accrued compensation	6,047	8,349
Current maturities of long-term debt, net of discount of $415 and $201, respectively	56,585	29,469
Other current liabilities	13,892	12,092
Total current liabilities	195,183	154,341
Non-current liabilities:
Long-term debt, net of discount of $1,997 and $2,544, respectively	270,185	270,792
Pension benefit obligation	32,879	34,349
Other non-current liabilities	39,432	14,496
Total liabilities	537,679	473,978
Stockholders’ deficit:
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued and Outstanding - 9,098,221 and 9,031,263, respectively	91	90
Additional paid-in capital	258,548	257,972
Accumulated other comprehensive loss	(36,693)	(36,651)
Accumulated stockholders’ deficit	(247,341)	(251,252)
Total stockholders’ deficit	(25,395)	(29,841)
Total liabilities and stockholders’ deficit	$512,284	$444,137

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016
Net cash used in operating activities	$(54,491)	$(25,943)

Cash flows from investing activities:
Property and equipment investments	(189)	(344)
Proceeds from sale of assets	27,598	2,197
Net cash provided by investing activities	27,409	1,853

Cash flows from financing activities:
Repayments on revolving credit facilities	(172,932)	(282,371)
Borrowings from revolving credit facilities	227,654	308,673
Principal payments on mortgage	(28,976)	(9,431)
Increase in cash held in escrow related to the mortgage	1,490	9,118
Other, net	(917)	(1,467)
Net cash provided by financing activities	26,319	24,522

(Decrease) increase in cash	(763)	432
Cash, beginning of period	5,540	4,808
Cash, end of period	$4,777	$5,240

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2017
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
New Accounting Standards
Revenue from Contracts with Customers. In May 2014,  the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. We have elected to adopt the revenue recognition standard in the first quarter of 2018 with a cumulative adjustment to retained earnings. We have substantially completed our assessment of the new revenue recognition guidance. Based upon current interpretations, we do not anticipate the adoption of this standard to have a material impact on our financial statements, aside from adding expanded disclosures.
Deferred Gains on Sale and Leaseback Transactions
We amortize deferred gains on the sale and leaseback of real property under operating leases over the lives of these leases. The amortization of these gains is recorded as a reduction to rent expense. We amortize the deferred gains on the sale and leaseback of real property under capital leases over the lease term in proportion to the amortization of the leased asset (i.e. on a straight-line basis) as a reduction of selling, general, and administrative expense. Amortization of all deferred gain was immaterial for the three and six months ended July 1, 2017.
Upon adoption of ASU 2016-02, “Leases,” which we plan to adopt effective in the first quarter of fiscal 2019, the transition provisions of this accounting standard will allow us to continue to amortize the deferred gains on sale-leaseback transactions currently classified as capital leases, while the remaining deferred gain of approximately $1.6 million at the transition date pertaining to the sole sale-leaseback transaction accounted for as an operating lease will be reclassified to stockholders’ equity at that date.
2. Employee Benefits
The following table shows the components of net periodic pension cost (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$183	$252	$366	$504
Interest cost on projected benefit obligation	1,178	1,271	2,356	2,542
Expected return on plan assets	(1,584)	(1,551)	(3,168)	(3,102)
Amortization of unrecognized loss	268	223	536	447
Net periodic pension cost	$45	$195	$90	$391
During the first six months of fiscal 2017, we renegotiated our collective bargaining agreement with a unionized location. This collective bargaining agreement covers a number of specific items such as wages, medical coverage, and certain other benefit programs, including pension plan participation. As a result of this renegotiation, a significant percentage of the participants in the plan are no longer accruing future years of service, which triggered a curtailment. As a result of the curtailment, we performed a revaluation of plan assets and liabilities. The pension benefit obligation decreased $1.5 million as a result of changes in valuation assumptions; primarily, an increase in the balance of plan assets. The overall increase in plan asset valuation was partially offset by a decrease to accumulated other comprehensive income of $0.6 million as a result of a decrease in the discount rate, which was recorded in other comprehensive loss on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). No intraperiod income tax effect was required to be recorded as a result of the curtailment.
Multiemployer Pension Plans
During the first quarter of fiscal 2017, we entered into a new collective bargaining agreement with the Lumber Employees Local 786 union at our Chicago facility. As a result, we provided for a withdrawal from the related multi-employer pension plan, and, accordingly, recorded an estimated $4.5 million withdrawal liability on the Condensed Consolidated Balance Sheet in “other non-current liabilities,” and recorded an offsetting non-cash expense in the Condensed Consolidated Statement of Operations in “selling, general, and administrative” costs. In the second quarter of fiscal 2017, we reassessed our estimate of the withdrawal liability and recorded an additional $1.0 million to the aforementioned liability and expense accounts. Unless a lump sum payment is mutually agreed-upon, we would expect the liability to be paid over a 20-year period, with payments substantially similar on a total annual basis to those disclosed in our Annual Report on Form 10-K, Item 8, Note 9, for the year ended December 31, 2016. However, we are currently negotiating a final determination of liability with the Plan’s trustees, and may consider alternative arrangements, such as a lump sum or partial lump sum payment, in exchange for a lower liability.
3. Assets Held for Sale and Net Gain on Disposition
We currently have designated two unoccupied properties as held for sale, due to strategic initiatives. At the time of designation as “held for sale,” we ceased recognizing depreciation expense on these assets. As of July 1, 2017, two properties were designated as held for sale, and as of December 31, 2016, four properties had been designated as held for sale. During that six months, two properties were sold, as further described below. As of July 1, 2017, and December 31, 2016, the net book value of total assets held for sale was $0.8 million and $2.7 million, respectively, and was included in “other current assets” in our Consolidated Balance Sheets. We are actively marketing the remaining two properties that are designated as held for sale.
For the six months ended July 1, 2017, we sold two non-operating distribution facilities previously designated as “held for sale,” and a parcel of excess land (the “Property Sales”). We recognized a gain of $6.7 million in the Condensed Consolidated Statements of Operations as a result of the Property Sales.
4. Fair Value Disclosure
To determine the fair value of our mortgage, we use a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. As of July 1, 2017, the carrying amount and fair value of our mortgage was $97.8 million and $100.8 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate mortgage. The fair value of our debt is not indicative of the amounts at which we could settle our debt.
5. Other Non-Current Liabilities

The following table shows the components of other non-current liabilities (in millions):

	July 1, 2017	December 31, 2016
Capital leases - real estate	$7.9	$—
Deferred gain on sale-leaseback transactions	11.2	—
Capital leases - logistics equipment	7.0	8.6
Other	13.3	5.9
Total	$39.4	$14.5
6. Earnings per Share
We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted shares. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock awards, restricted stock units, performance shares, and stock options. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation for the quarter and year to date during fiscal 2017 include all outstanding options and performance shares, and an immaterial number of restricted stock units.

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016(1)	July 1, 2017	July 2, 2016(1)
Net income (loss)	$3,238	$(3,144)	$3,822	$(9,289)

Basic weighted shares outstanding	9,055	8,895	9,011	8,886
Dilutive effect of share-based awards	135	—	130	—
Diluted weighted average shares outstanding	9,190	8,895	9,141	8,886

Basic earnings (loss) per share	$0.36	$(0.35)	$0.42	$(1.05)
Diluted earnings (loss) per share	$0.35	$(0.35)	$0.42	$(1.05)
(1) Basic and diluted earnings per share are equivalent for the three and six months ended July 2, 2016, due to net losses for those periods.
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
The changes in balances for each component of Accumulated Other Comprehensive Loss for the six months ended July 1, 2017, were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
December 31, 2016, beginning balance	$660	$(37,523)	$212	$(36,651)
Other comprehensive income (loss), net of tax (1)	14	(56)	—	(42)
July 1, 2017, ending balance, net of tax	$674	$(37,579)	$212	$(36,693)

(1)
For the six months ended July 1, 2017, the actuarial loss recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of net periodic pension cost was significantly offset by the effect of pension curtailment (see Note 2). There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.

8. Liquidity and ASU 2014-15
As of July 1, 2017, we had outstanding borrowings of $231.3 million and excess availability of $74.2 million under the terms of the revolving credit facility, including the Tranche A Loan (together, the “revolving credit facility”), based on qualifying inventory and accounts receivable.
A portion of our debt is classified as “Current maturities of long-term debt” on our Condensed Consolidated Balance Sheet as of July 1, 2017, since it is due within the next twelve months. These amounts consist of a $55.0 million principal reduction of our mortgage, which is due by July 1, 2018, and $2.0 million commitment reduction of the Tranche A Loan. We are actively engaged in marketing certain of our real estate holdings in sale and leaseback transactions in order to meet the principal reduction date specified by our mortgage loan.
As stated in our Annual Report on Form 10-K, Note 1, the FASB previously issued ASU 2014-15, which is codified in Accounting Standards Codified (“ASC”) 205, “Presentation of Financial Statements,” which requires footnote disclosures concerning, among other matters, an entity’s ability to repay its obligations through normal operational or other sources over the twelve months following the date of financial statement issuance. We have adopted this accounting standard, as disclosed in our Annual Report on Form 10-K, Note 15. As stated above, our mortgage requires a principal payment of $55.0 million due no later than July 1, 2018. We note that our plans and intentions to satisfy this obligation include sale and leaseback transactions, as well as potentially refinancing the mortgage. Additionally, our revolving credit facility, the entire balance of which is stated

above, is due on July 15, 2018. As we have in the past, we expect to extend or refinance the revolving credit facility. However, there can be no assurance that we could extend or refinance our debt on terms that are favorable or acceptable to us, or at all.

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

Executive Level Overview
Background
We are a leading distributor of building and industrial products in the U.S. The Company is headquartered in Atlanta, Georgia, and we operate our distribution business through a broad network of distribution centers. We operate in many major metropolitan areas in the U.S. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board, rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 45% of our second quarter of fiscal 2017 net sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), and metal products (excluding rebar and remesh). Specialty products accounted for approximately 55% of our second quarter of fiscal 2017 net sales.
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
Results of Operations
The following table sets forth our results of operations for the second quarter of fiscal 2017 and fiscal 2016:

	Second Quarter of Fiscal 2017	% of Net Sales	Second Quarter of Fiscal 2016	% of Net Sales
	(Dollars in thousands)
Net sales	$474,001	100.0%	$509,011	100.0%
Gross profit	60,546	12.8%	57,387	11.3%
Selling, general, and administrative	49,012	10.3%	52,678	10.3%
Gains from sales of property	—	—%	(384)	(0.1)%
Depreciation and amortization	2,253	0.5%	2,396	0.5%
Operating income	9,281	2.0%	2,697	0.5%
Interest expense	5,367	1.1%	6,250	1.2%
Other expense, net	—	—%	135	—%
Income (loss) before provision for (benefit from) income taxes	3,914	0.8%	(3,688)	(0.7)%
Provision for (benefit from) income taxes	676	0.1%	(544)	(0.1)%
Net income (loss)	$3,238	0.7%	$(3,144)	(0.6)%

The following table sets forth our results of operations for the first six months of fiscal 2017 and fiscal 2016:

	First Six Months of Fiscal 2017	% of Net Sales	First Six Months of Fiscal 2016	% of Net Sales
	(Dollars in thousands)
Net sales	$902,609	100.0%	$983,337	100.0%
Gross profit	114,980	12.7%	114,983	11.7%
Selling, general, and administrative	101,925	11.3%	107,855	11.0%
Gains from sales of property	(6,700)	(0.7)%	(761)	(0.1)%
Depreciation and amortization	4,616	0.5%	4,871	0.5%
Operating income	15,139	1.7%	3,018	0.3%
Interest expense	10,610	1.2%	13,457	1.4%
Other income, net	(2)	—%	(237)	—%
Income (loss) before provision for (benefit from) income taxes	4,531	0.5%	(10,202)	(1.0)%
Provision for (benefit from) income taxes	709	0.1%	(913)	(0.1)%
Net income (loss)	$3,822	0.4%	$(9,289)	(0.9)%

The following table sets forth net sales by product category versus comparable prior periods:

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Sales by category	(In millions)
Structural products	$214	$202	$405	$390
Specialty products	264	314	503	606
Other (1)	(4)	(7)	(5)	(13)
Total net sales	$474	$509	$903	$983

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth gross profit and gross margin percentages by product category versus comparable prior periods:

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gross profit by category	(Dollars in millions)
Structural products	$19	$19	$37	$36
Specialty products	40	40	75	80
Other (1)	2	(2)	3	(1)
Total gross profit	$61	$57	$115	$115
Gross margin % by category
Structural products	8.7%	9.5%	9.2%	9.4%
Specialty products	15.3%	12.8%	14.9%	13.2%
Total gross margin %	12.8%	11.3%	12.7%	11.7%

(1)	“Other” includes unallocated allowances and discounts.

The following table sets forth a reconciliation of net sales and gross profit to the non-GAAP measures of adjusted same-center net sales and adjusted same-center gross profit versus comparable prior periods (1):

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(Dollars in thousands)
Net sales	$474,001	$509,011	$902,609	$983,337
Less: non-GAAP adjustments	—	58,222	—	112,893
Adjusted same-center net sales	$474,001	$450,789	$902,609	$870,444
Adjusted year-over-year percentage increase - sales	5.1%		3.7%

Gross profit	$60,546	$57,387	$114,980	$114,983
Less: non-GAAP adjustments	—	224	—	5,959
Adjusted same-center gross profit	$60,546	$57,163	$114,980	$109,024

(1)
The schedule presented above includes a reconciliation of net sales and gross profit excluding the effect of operational efficiency initiatives; specifically, facility closures and the SKU rationalization initiative. These operational efficiency initiatives were substantially complete as of December 31, 2016. The above schedule is not a presentation made in accordance with GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. Adjusted sales and adjusted gross profit as used herein, are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

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
Second Quarter of Fiscal 2017 Compared to Second Quarter of Fiscal 2016
Net sales.  For the second quarter of fiscal 2017, net sales decreased by 6.9%, or $35.0 million, compared to the second quarter of fiscal 2016. The decrease in sales was largely driven by operational consolidation resulting from distribution center closures in fiscal 2016, and SKU rationalization, as our adjusted same-center net sales increased by approximately $23.2 million. The overall sales decrease for the quarter-over-quarter comparative period was primarily due to a decrease in specialty product sales, partially offset by a slight increase in structural product sales.
Gross profit and gross margin.  For the second quarter of fiscal 2017, gross profit dollars increased by $3.2 million, or 5.5%, compared to the second quarter of fiscal 2016. Gross profit increased in the second quarter of fiscal 2017 due to increased margin on specialty products, slightly offset by margin decreases in structural products. Gross margin percentage increased by 150 basis points to 12.8%, primarily due to margin percentage increases on specialty products.
Selling, general, and administrative expenses.  The decrease of 7.0%, or $3.7 million, for the second quarter of fiscal 2017, compared to the second quarter of fiscal 2016, is primarily related to reductions in payroll and related costs, due to a reduction in force in the prior year in connection with distribution center closures, which also resulted in decreases in property taxes, as well as decreases in general maintenance and repair costs.
Interest expense, net. For the second quarter of fiscal 2017, net interest expense decreased by $0.9 million, or 14.1%, compared to the second quarter of fiscal 2016. This net decrease in interest expense for the comparable fiscal quarter primarily was attributable to the reduced debt balance on our interest-only mortgage loan. The principal balance on our fixed-rate mortgage loan decreased by approximately $61.0 million to $97.8 million as of July 1, 2017, from $158.8 million as of July 2, 2016.

First Six Months of Fiscal 2017 Compared to First Six Months of Fiscal 2016
Net sales.  For the first six months of fiscal 2017, net sales decreased by 8.2%, or $80.7 million, compared to the first six months of fiscal 2016. The year-over-year six month decrease in sales was primarily driven by planned closures of distribution centers in fiscal 2016, and SKU rationalization, as same center sales increased by $32.2 million for the comparable six month period, an increase of 3.7%. While sales prices increased on both structural and specialty items, comparable unit volumes were relatively flat in the year-over-year period.
Gross profit and gross margin.  For the first six months of fiscal 2017, gross profit dollars were essentially flat. Total gross margin percentage increased 100 basis points over the comparable prior year period, which was driven largely by a 1.7% increase in specialty product gross margin, offset by a 20 basis point decrease in structural product margin.
Selling, general, and administrative expenses.  The decrease of $5.9 million for the six months of fiscal 2017, compared to the first six months of fiscal 2017, is primarily related to reductions in payroll and related costs, due to a reduction in force in the prior year in connection with distribution center closures, which also resulted in a decrease in general maintenance and repair costs. These overall cost decreases were slightly offset by an increase in strategic costs, year-over-year, as during the first six months of fiscal 2017, we incurred $5.5 million in pension expense as a result of our withdrawal from a multi-employer pension plan, compared to $3.3 million of refinancing related costs in fiscal 2016.
Interest expense, net. For the first six months of fiscal 2017, net interest expense decreased by $2.8 million, or 21.2%, compared to the first six months of fiscal 2016. This net decrease in interest expense was attributable to our substantially reduced debt balances. The principal balance on our fixed-rate mortgage loan decreased by approximately $61.0 million to $97.8 million as of July1, 2017, from $158.8 million as of July 2, 2016. Our principal balance decreased by $15.5 million on the Credit Agreement during that same period, to $231.3 million as of July 1, 2017, while LIBOR-based interest rates pertaining to the Credit Agreement increased by approximately 80 basis points as of July 1, 2017 to approximately 5.0%, compared to approximately 4.2% as of July 2, 2016.
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
Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations and borrowings under our revolving credit facility. We expect that these sources will fund our ongoing cash requirements for the foreseeable future, as we expect to extend or refinance our revolving credit facility (see Item 1, Note 8). We believe that sales in the normal course of our operations and amounts currently available from our revolving credit facility and other sources will be sufficient to fund our routine operations and working capital requirements for at least the next 12 months.
Mortgage
As of July 1, 2017, the balance on our mortgage loan was $97.8 million. During the second quarter of fiscal 2017, we paid approximately $1.6 million in principal on the mortgage, primarily from proceeds resulting from the sale of excess land sold in the first quarter of fiscal 2017. The mortgage is secured by owned distribution facilities. Our mortgage lender has a first priority pledge of the equity in the Company’s subsidiaries which hold the real property that secures the mortgage loan.
As modified on March 24, 2016, our mortgage is due on July 1, 2019. We pre-paid in its entirety a $60.0 million principal reduction which was due no later than July 1, 2017. The remaining principal reductions include a $55.0 million principal payment due no later than July 1, 2018, with the remaining balance due no later than July 1, 2019. We may perform sale and leaseback transactions on certain of our properties in order to meet the remaining scheduled principal payments, or we may consider other financing options. The mortgage requires monthly interest-only payments, at an annual interest rate of 6.35%.
Revolving Credit Facility
As of July 1, 2017, we had outstanding borrowings of $231.3 million and excess availability of $74.2 million under the terms of the revolving credit facility, which includes borrowings of $14.0 million under the Tranche A Loan.

On August 4, 2006, we entered into the revolving credit facility, as later amended, most recently on November 3, 2016. This amendment to the revolving credit facility extended the maturity date of the revolving credit facility to July 15, 2018, reduced the revolving loan limit by $15.0 million to $335.0 million, and reduced the Tranche A Loan limit by $4.0 million to $16.0 million. Furthermore, the amendment required maintenance of a fixed charge coverage ratio of 1.2 to 1.0 in the event our excess availability falls below $32.5 million through March 31, 2017; and the amendment currently requires maintenance of an excess availability of the greater of a defined range, adjusted on a seasonal basis, of $36.0 million to $42.0 million and an amount equal to 12.5% of the lesser of (a) the sum of the borrowing base and the Tranche A Loan borrowing base or (b) the maximum credit.
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
We were in compliance with all covenants under the revolving credit facility as of July 1, 2017.
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first six months of fiscal 2017 was $54.5 million, compared to net cash used in operating activities of $25.9 million in the first six months of fiscal 2016. Accounts receivable increased by $41.7 million during the first six months of fiscal 2017, compared to an increase of $43.0 million in the first six months of the prior fiscal year. This year-over-year comparative decrease in accounts receivable primarily was due to a decrease in overall sales due to closed distribution centers. Inventory increased by $29.4 million in the first six months of fiscal 2017, which reflects the seasonality of our business, as we enter into the historical peak selling season.
Investing Activities
Net cash provided by investing activities for the first six months of fiscal 2017 was $27.4 million compared to net cash provided by investing activities of $1.9 million in the first six months of fiscal 2016. Our cash provided by investing activities primarily was related to the sales of certain distribution facilities.
In the future, we may perform further sale and lease back transactions of certain of our owned properties.
Financing Activities
Net cash provided by financing activities of $26.3 million for the first six months of fiscal 2017, primarily reflected seasonal net borrowings on our revolving credit facility of $54.7 million, offset by principal payments on our mortgage loan of $29.0 million. We may consider further financing transactions in the future, including transactions involving our real estate. Additionally, we expect to extend or refinance the revolving credit facility.

Operating Working Capital

Selected financial information (in thousands)
	July 1, 2017	December 31, 2016	July 2, 2016
Current assets:
Cash	$4,777	$5,540	$5,240
Receivables, less allowance for doubtful accounts	167,570	125,857	181,623
Inventories, net	220,677	191,287	214,802
Other current assets	20,228	23,126	28,562
Total current assets	$413,252	$345,810	$430,227

Current liabilities:
Accounts payable	$96,363	$82,735	$96,830
Bank overdrafts	22,296	21,696	17,330
Accrued compensation	6,047	8,349	6,829
Current maturities of long-term debt, net of discount	56,585	29,469	62,653
Other current liabilities	13,892	12,092	12,942
Total current liabilities	$195,183	$154,341	$196,584

Operating working capital	$274,654	$220,938	$296,296
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
Our operating working capital requirements reflect the seasonal nature of our business. Operating working capital of $274.7 million at July 1, 2017, compared to $220.9 million as of December 31, 2016, increased on a net basis of $53.7 million as a result of the seasonal nature of our business, which resulted in a $41.7 million increase in accounts receivable and an increase in inventory of $29.4 million, offset by an increase in accounts payable of $13.6 million.
Operating working capital decreased from July 2, 2016, to July 1, 2017, by $21.6 million, primarily driven by decreases in accounts receivable of $14.1 million, which reflected the decrease in sales compared to the prior year, as a result of closures of distribution centers during fiscal 2016. Additionally, other current assets decreased by $8.3 million, primarily reflecting the removal of the net book value of “held for sale” properties, as most of our properties held for sale were sold during the period.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the second quarter of fiscal 2017, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number		Description

10.1		Employment Agreement between BlueLinx Corporation and Shyam K. Reddy, dated May 3, 2017.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

BlueLinx Holdings Inc.
(Registrant)

Date: August 10, 2017	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer