Form 10-Q
period 2017-09-30
BlueLinx Holdings Inc.
filed 2017-11-02
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017

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
Emerging growth company ☐
(If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2017 there were 9,098,221 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$479,318	$476,049	$1,381,927	$1,459,386
Cost of sales	418,773	415,999	1,206,402	1,284,354
Gross profit	60,545	60,050	175,525	175,032
Operating expenses (income):
Selling, general, and administrative	46,817	49,152	148,742	157,006
Gains from sales of property	—	(13,940)	(6,700)	(14,701)
Depreciation and amortization	2,249	2,220	6,865	7,091
Total operating expenses	49,066	37,432	148,907	149,396
Operating income	11,479	22,618	26,618	25,636
Non-operating expenses (income):
Interest expense	5,670	6,105	16,280	19,562
Other income, net	—	(17)	(2)	(255)
Income before provision for income taxes	5,809	16,530	10,340	6,329
Provision for income taxes	123	1,522	832	609
Net income	$5,686	$15,008	$9,508	$5,720

Basic earnings per share	$0.63	$1.69	$1.05	$0.64
Diluted earnings per share	$0.62	$1.68	$1.04	$0.64

Comprehensive income (loss):
Net income	$5,686	$15,008	$9,508	$5,720
Other comprehensive income (loss):
Foreign currency translation, net of tax	—	(29)	14	277
Amortization of unrecognized pension loss, net of tax	260	340	796	787
Pension curtailment, net of tax	—	—	(592)	(12,185)
Total other comprehensive income (loss)	260	311	218	(11,121)
Comprehensive income (loss)	$5,946	$15,319	$9,726	$(5,401)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets:
Current assets:
Cash	$5,590	$5,540
Receivables, less allowances of $2,738 and $2,733, respectively	173,748	125,857
Inventories, net	206,788	191,287
Other current assets	21,063	23,126
Total current assets	407,189	345,810
Property and equipment:
Land and land improvements	30,715	34,609
Buildings	84,772	80,131
Machinery and equipment	75,133	72,122
Construction in progress	428	3,104
Property and equipment, at cost	191,048	189,966
Accumulated depreciation	(105,846)	(101,644)
Property and equipment, net	85,202	88,322
Other non-current assets	13,969	10,005
Total assets	$506,360	$444,137
Liabilities:
Current liabilities:
Accounts payable	$97,606	$82,735
Bank overdrafts	21,641	21,696
Accrued compensation	8,491	8,349
Current maturities of long-term debt, net of discount of $480 and $201, respectively	54,521	29,469
Other current liabilities	15,081	12,092
Total current liabilities	197,340	154,341
Non-current liabilities:
Long-term debt, net of discount of $1,766 and $2,544, respectively	258,789	270,792
Pension benefit obligation	31,452	34,349
Other non-current liabilities	37,922	14,496
Total liabilities	525,503	473,978
Stockholders’ deficit:
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued and Outstanding - 9,098,221 and 9,031,263, respectively	91	90
Additional paid-in capital	258,854	257,972
Accumulated other comprehensive loss	(36,433)	(36,651)
Accumulated stockholders’ deficit	(241,655)	(251,252)
Total stockholders’ deficit	(19,143)	(29,841)
Total liabilities and stockholders’ deficit	$506,360	$444,137

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Net cash used in operating activities	$(38,278)	$(170)

Cash flows from investing activities:
Property and equipment investments	(241)	(511)
Proceeds from sale of assets	27,461	18,900
Net cash provided by investing activities	27,220	18,389

Cash flows from financing activities:
Repayments on revolving credit facilities	(288,841)	(399,283)
Borrowings from revolving credit facilities	329,936	401,963
Principal payments on mortgage	(28,976)	(26,041)
Decrease in bank overdrafts	(55)	(1,733)
Increase in cash released from escrow related to the mortgage	1,490	9,118
Other, net	(2,446)	(2,347)
Net cash provided by (used in) financing activities	11,108	(18,323)

Increase (decrease) in cash	50	(104)
Cash, beginning of period	5,540	4,808
Cash, end of period	$5,590	$4,704

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report on Form 10-K”) for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 2, 2017.
New Accounting Standards
Revenue from Contracts with Customers. In May 2014,  the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. We have elected to adopt the revenue recognition standard in the first quarter of 2018 with a cumulative adjustment to retained earnings. We have substantially completed our assessment of the new revenue recognition guidance. Based upon current interpretations, we do not anticipate the adoption of this standard to have a material impact on our financial statements; aside from adding expanded disclosures, which are currently under consideration, as are further considerations of potential additional or expanded internal controls over financial reporting.
2. Employee Benefits
The following table shows the components of net periodic pension cost (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$133	$246	$499	$750
Interest cost on projected benefit obligation	1,153	1,179	3,509	3,721
Expected return on plan assets	(1,684)	(1,561)	(4,852)	(4,663)
Amortization of unrecognized loss	260	340	796	787
Net periodic pension (credit) cost	$(138)	$204	$(48)	$595

3. Assets Held for Sale and Net Gain on Disposition
We currently have designated two unoccupied properties as held for sale, due to strategic initiatives. At the time that these properties were designated as “held for sale,” we ceased recognizing depreciation expense on these assets. As of September 30, 2017, two properties were designated as held for sale, and as of December 31, 2016, four properties had been designated as held for sale. During that nine months ended September 30, 2017, two properties were sold, as further described below. As of September 30, 2017, and December 31, 2016, the net book value of total assets held for sale was $0.8 million and $2.7 million, respectively, and was included in “other current assets” in our Consolidated Balance Sheets. We are actively marketing the remaining two properties that are designated as held for sale.
For the nine months ended September 30, 2017, we sold two non-operating distribution facilities previously designated as “held for sale,” and a parcel of excess land (the “Property Sales”). We recognized a gain of $6.7 million in the Condensed Consolidated Statements of Income as a result of the Property Sales.
4. Fair Value Disclosure
To determine the fair value of our mortgage, we use a discounted cash flow model. We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. As of September 30, 2017, the carrying amount and fair value of our mortgage was $97.8 million and $100.4 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate mortgage. The fair value of our debt is not indicative of the amounts at which we could settle our debt.
5. Other Non-Current Liabilities

The following table shows the components of other non-current liabilities (in thousands):

	September 30, 2017	December 31, 2016
Capital leases - real estate	$7,940	$—
Deferred gain on sale-leaseback transactions	10,945	—
Capital leases - logistics equipment	6,930	8,559
Other	12,107	5,937
Total	$37,922	$14,496

In the first quarter of 2017, we entered into three sale and leaseback transactions. Our capital lease - real estate obligations arose from sale-leaseback transactions on distribution centers located in Tampa, Florida and Ft. Worth, Texas. As a result of these transactions, we recognized a capital lease asset and obligation originally totaling $8.0 million on these properties. The remaining sale-leaseback property located in Miami, Florida, was classified as an operating lease. We originally recognized a total deferred gain of $13.7 million on these three sale-leaseback transactions, which will be amortized over the life of the applicable lease in the case of the capital leases; or, in the case of the operating lease, will be amortized over the life of the applicable lease until our adoption of ASC 842, at which time the remaining deferred gain will be reclassified as a decrease to stockholders’ deficit.
The liability for both the capital leases and deferred gain is located in “other current liabilities” (for the portion amortizing within the next twelve months) and “other non-current liabilities” (as presented in the table, above) on our Condensed Consolidated Balance Sheet.
6. Earnings per Share
We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted shares. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock awards, restricted stock units, performance shares, and stock options. Antidilutive or out-of-the-money common stock equivalents excluded from the diluted earnings per share calculation for the quarter and year-to-date during fiscal 2017 include all outstanding options and performance shares; and, additionally, for year-to-date only, an immaterial number of restricted stock units.
The following table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$5,686	$15,008	$9,508	$5,720

Basic weighted shares outstanding	9,079	8,900	9,033	8,891
Dilutive effect of share-based awards	164	30	152	72
Diluted weighted average shares outstanding	9,243	8,930	9,185	8,963

Basic earnings per share	$0.63	$1.69	$1.05	$0.64
Diluted earnings per share	$0.62	$1.68	$1.04	$0.64

7. Accumulated Other Comprehensive Loss
Comprehensive income is a measure of income which includes both net income and other comprehensive income. Other comprehensive income results from items deferred from recognition into our Consolidated Statements of Income and

Comprehensive Income (Loss). Accumulated Other Comprehensive Loss is separately presented on our Consolidated Balance Sheets as part of common stockholders’ deficit.
The changes in balances for each component of Accumulated Other Comprehensive Loss for the nine months ended September 30, 2017, were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
December 31, 2016, beginning balance	$660	$(37,523)	$212	$(36,651)
Other comprehensive income, net of tax (1)	14	204	—	218
September 30, 2017, ending balance, net of tax	$674	$(37,319)	$212	$(36,433)

(1)
For the nine months ended September 30, 2017, the actuarial loss recognized in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) as a component of net periodic pension cost of $0.8 million (see Note 2), was partially offset by the effect of fiscal second quarter pension curtailment of $0.6 million. There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.

8. Liquidity and ASU 2014-15
As of September 30, 2017, we had outstanding borrowings of $217.7 million and excess availability of $82.7 million under the terms of the prior revolving credit facility, including the Tranche A Loan (together, the “prior revolving credit facility”), based on qualifying inventory and accounts receivable. We replaced the prior revolving credit facility on October 10, 2017, as further described in Note 9.
A portion of our debt is classified as “Current maturities of long-term debt” on our Condensed Consolidated Balance Sheet as of September 30, 2017, since it is due within the next twelve months. This amount consists of a $55.0 million principal reduction of our mortgage, which is due by July 1, 2018. We are actively engaged in marketing certain of our real estate holdings in sale and leaseback transactions in order to meet the principal reduction date specified by our mortgage loan.
As stated in our Annual Report on Form 10-K, Note 1, the FASB previously issued ASU 2014-15, which is codified in ASC 205, “Presentation of Financial Statements,” which requires footnote disclosures concerning, among other matters, an entity’s ability to repay its obligations through normal operational or other sources over the twelve months following the date of financial statement issuance. We have adopted this accounting standard, as disclosed in our Annual Report on Form 10-K, Note 15. As stated above, our mortgage requires a principal payment of $55.0 million due no later than July 1, 2018. We continue to explore monetization opportunities associated with our real estate portfolio, and currently plan to engage in sale leaseback transactions in order to meet this obligation.
9. Subsequent Event

We entered into a Credit Agreement, dated as of October 10, 2017, by and among us, certain of our subsidiaries, as borrowers or guarantors; Wells Fargo Bank, National Association, in its capacity as administrative agent; and certain other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement provides for a senior secured revolving loan and letter of credit facility of up to $335.0 million and an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $75.0 million, subject to certain conditions, including lender consent. The maturity date of the Credit Agreement is October 10, 2022. The Credit Agreement replaced our previous $335.0 million secured revolving credit facility, which consisted of a revolving loan facility of up to $335.0 million and a Tranche A revolving loan facility of up to $16.0 million. In connection with the execution and delivery of the Credit Agreement, certain of our subsidiaries also entered into a Guaranty and Security Agreement. In addition, we also entered into a Limited Guaranty, pursuant to which we agreed to guarantee obligations under the Credit Agreement and that we would not further pledge the equity interests in certain of our real estate subsidiaries, in each case for so long as any portion of our existing mortgage loan remains outstanding.

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
Executive Level Overview
Background
We are a leading distributor of building and industrial products in the U.S. The Company is headquartered in Atlanta, Georgia, with executive offices located at 4300 Wildwood Parkway, Atlanta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S., and deliver building and industrial products to a variety of wholesale and retail customers. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board, rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 46% of our year-to-date fiscal 2017 net sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), and metal products (excluding rebar and remesh). Specialty products accounted for approximately 54% of our year-to-date fiscal 2017 net sales.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Our operating results have historically been closely aligned with the level of single family residential housing starts in the U.S. At any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes and, importantly, consumer confidence. While single-family housing starts remain below peak levels, the industry has seen improvement over the past several years. Our opinion is that this trend will continue in the long term, and that we are well-positioned to support our customers.
Results of Operations
The following table sets forth our results of operations for the third quarter of fiscal 2017 and fiscal 2016:

	Third Quarter of Fiscal 2017	% of Net Sales	Third Quarter of Fiscal 2016	% of Net Sales
	(Dollars in thousands)
Net sales	$479,318	100.0%	$476,049	100.0%
Gross profit	60,545	12.6%	60,050	12.6%
Selling, general, and administrative	46,817	9.8%	49,152	10.3%
Gains from sales of property	—	—%	(13,940)	(2.9)%
Depreciation and amortization	2,249	0.5%	2,220	0.5%
Operating income	11,479	2.4%	22,618	4.8%
Interest expense	5,670	1.2%	6,105	1.3%
Other income, net	—	—%	(17)	—%
Income before provision for income taxes	5,809	1.2%	16,530	3.5%
Provision for income taxes	123	—%	1,522	0.3%
Net income	$5,686	1.2%	$15,008	3.2%
The following table sets forth our results of operations for the first nine months of fiscal 2017 and fiscal 2016:

	First Nine Months of Fiscal 2017	% of Net Sales	First Nine Months of Fiscal 2016	% of Net Sales
	(Dollars in thousands)
Net sales	$1,381,927	100.0%	$1,459,386	100.0%
Gross profit	175,525	12.7%	175,032	12.0%
Selling, general, and administrative	148,742	10.8%	157,006	10.8%
Gains from sales of property	(6,700)	(0.5)%	(14,701)	(1.0)%
Depreciation and amortization	6,865	0.5%	7,091	0.5%
Operating income	26,618	1.9%	25,636	1.8%
Interest expense	16,280	1.2%	19,562	1.3%
Other income, net	(2)	—%	(255)	—%
Income before provision for income taxes	10,340	0.7%	6,329	0.4%
Provision for income taxes	832	0.1%	609	—%
Net income	$9,508	0.7%	$5,720	0.4%

The following table sets forth net sales by product category versus comparable prior periods:

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Sales by category	(In millions)
Structural products	$228	$204	$633	$594
Specialty products	254	272	757	878
Other (1)	(3)	—	(8)	(13)
Total net sales	$479	$476	$1,382	$1,459

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth gross profit and gross margin percentages by product category versus comparable prior periods:

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Gross profit by category	(Dollars in millions)
Structural products	$21	$17	$59	$53
Specialty products	39	37	114	117
Other (1)	1	6	3	5
Total gross profit	$61	$60	$176	$175
Gross margin % by category
Structural products	9.3%	8.4%	9.2%	9.0%
Specialty products	15.3%	13.5%	15.0%	13.3%
Total gross margin %	12.6%	12.6%	12.7%	12.0%

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth a reconciliation of net sales and gross profit to the non-GAAP measures of adjusted same-center net sales and adjusted same-center gross profit versus comparable prior periods (1):

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(Dollars in thousands)
Net sales	$479,318	$476,049	$1,381,927	$1,459,386
Less: non-GAAP adjustments	—	12,024	—	124,915
Adjusted same-center net sales	$479,318	$464,025	$1,381,927	$1,334,471
Adjusted year-over-year percentage increase - sales	3.3%		3.6%

Gross profit	$60,545	$60,050	$175,525	$175,032
Less: non-GAAP adjustments	—	1,166	50	5,414
Adjusted same-center gross profit	$60,545	$58,884	$175,475	$169,618

(1)
The schedule presented above includes a reconciliation of net sales and gross profit excluding the effect of operational efficiency initiatives; specifically, facility closures and the SKU rationalization initiative. These operational efficiency initiatives were substantially complete as of December 31, 2016. The above schedule is not a presentation made in accordance with GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. Adjusted net sales and adjusted gross profit as used herein, are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

We believe adjusted net sales and adjusted gross profit are helpful in presenting comparability across periods without the effect of our operational efficiency initiatives on the later periods. We also believe that these non-GAAP metrics are used by securities analysts, investors, and other interested parties in their evaluation of our company, to illustrate the effects of these initiatives. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than using GAAP results alone.
Third Quarter of Fiscal 2017 Compared to Third Quarter of Fiscal 2016
Net sales.  For the third quarter of fiscal 2017, net sales were relatively flat, with an increase of 0.7%, or $3.3 million, compared to the third quarter of fiscal 2016. While overall sales were largely flat, adjusted same center sales increased by 3.3%, which was largely driven by seasonal trends in the building industry, as well as a benefit from commodity price increases on our structural products.
Gross profit and gross margin.  For the third quarter of fiscal 2017, gross profit dollars increased by $0.5 million, or 0.8%, compared to the third quarter of fiscal 2016. Gross profit increased in the third quarter of fiscal 2017 due to increased margin on both specialty and structural products. Gross margin percentage remained flat at 12.6%, primarily due to the sales mix of specialty and structural products.
Selling, general, and administrative expenses.  The decrease of 4.8%, or $2.3 million, for the third quarter of fiscal 2017, compared to the third quarter of fiscal 2016, is primarily related to decreases in maintenance expense, as well as decreased third party freight expense.
First Nine Months of Fiscal 2017 Compared to First Nine Months of Fiscal 2016
Net sales.  For the first nine months of fiscal 2017, net sales decreased by 5.3%, or $77.5 million, compared to the first nine months of fiscal 2016. The year-over-year nine month decrease in sales was primarily driven by planned closures of distribution centers in fiscal 2016, and SKU rationalization, as same center sales increased by $47.5 million for the comparable nine month period, an increase of 3.6%. Sales prices increased on both structural and specialty items.
Gross profit and gross margin.  For the first nine months of fiscal 2017, gross profit dollars were essentially flat. Total gross margin percentage increased 70 basis points over the comparable prior year period, which was driven largely by a 1.7% increase in specialty product gross margin, in addition to a 20 basis point increase in structural product margin.
Selling, general, and administrative expenses.  The decrease of $8.3 million for the nine months of fiscal 2017, compared to the first nine months of fiscal 2017, is primarily related to reductions in payroll and related costs, due to a reduction in force in the prior year in connection with distribution center closures, which also resulted in a decrease in general maintenance and repair costs. Additionally, we have decreased third party freight expense for the comparative period. These overall cost decreases were slightly offset by an increase in strategic costs, year-over-year, as during the first nine months of fiscal 2017, we incurred $5.5 million in pension expense as a result of our withdrawal from a multi-employer pension plan, compared to $3.3 million of refinancing related costs in fiscal 2016.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth fiscal quarters are typically our slowest quarters, due to the impact of poor weather on the construction market. Our second and third fiscal quarters are typically our strongest quarters, reflecting a substantial increase in construction, due to more favorable weather conditions. Our working capital generally increases in the fiscal second and third quarters, reflecting increased seasonal demand.

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
Mortgage
As of September 30, 2017, the balance on our mortgage loan was $97.8 million. The mortgage is secured by owned distribution facilities. Our mortgage lender has a first priority pledge of the equity in the Company’s subsidiaries which hold the real property that secures the mortgage loan.
As modified on March 24, 2016, our mortgage is due on July 1, 2019. We pre-paid in its entirety a $60.0 million principal reduction which was due no later than July 1, 2017. The remaining principal reductions include a $55.0 million principal payment due no later than July 1, 2018, with the remaining balance due no later than July 1, 2019. We may perform sale and leaseback transactions on certain of our properties in order to meet the remaining scheduled principal payments, or we may consider other options to monetize our real estate holdings. The mortgage requires monthly interest-only payments, at an annual interest rate of 6.35%.
Revolving Credit Facility
As of September 30, 2017, we had outstanding borrowings of $217.7 million and excess availability of $82.7 million under the terms of our previous revolving credit facility and Tranche A Loan.
We entered into a Credit Agreement, dated as of October 10, 2017, by and among us, certain of our subsidiaries, as borrowers or guarantors; Wells Fargo Bank, National Association, in its capacity as administrative agent; and certain other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement provides for a senior secured revolving loan and letter of credit facility of up to $335.0 million (the “Revolving Credit Facility”) and an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $75.0 million, subject to certain conditions, including lender consent. If we were to obtain the full amount of the additional increases in commitments, the Revolving Credit Facility will allow borrowings of up to $410.0 million. The maturity date of the Credit Agreement is October 10, 2022. The Credit Agreement replaced our previous $335.0 million secured revolving credit facility, which consisted of a revolving loan facility of up to $335.0 million and a Tranche A revolving loan facility of up to $16.0 million, which had been made available pursuant to our prior credit agreement, dated August 4, 2006, as amended.
In connection with the execution and delivery of the Credit Agreement, certain of our subsidiaries also entered into a Guaranty and Security Agreement with Wells Fargo (the “Guaranty and Security Agreement”). Pursuant to the Guaranty and Security Agreement, our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our operating subsidiaries’ assets, including inventories, accounts receivable, real property, and proceeds from those items. Borrowings under the Credit Agreement will be subject to availability under the Borrowing Base (as defined in the Credit Agreement). The Revolving Credit Facility may be prepaid in whole or in part from time to time without penalty or premium, but including all breakage costs incurred by any lender thereunder. The Credit Agreement provides for interest on the loans at a rate per annum equal to (i) LIBOR plus a margin ranging from 2.25% to 2.75%, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.75% to 1.25%, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on the base rate.
In the event excess availability falls below the greater of (i) $35.0 million and (ii) 10% of the lesser of (a) the Borrowing Base and (b) the maximum permitted credit at such time, the Credit Agreement requires maintenance of a fixed charge coverage ratio of 1.1 to 1.0 (which, subject to satisfying certain conditions though the first fiscal quarter of 2018, may be reduced to 1.0 to 1.0) until such time as our excess availability has been at least $42.5 million for a period of 60 days. The Credit Agreement also requires us to limit our capital expenditures to $30.0 million in the aggregate per fiscal year; provided that any unused portion of such amount up to $15.0 million in any fiscal year may be applied to capital expenditures in the next fiscal year.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.
In connection with the execution and delivery of the Credit Agreement, we also entered into a Limited Guaranty in favor of Wells Fargo (the “Limited Guaranty”), pursuant to which we agreed to guarantee our obligations under the Credit Agreement for so long as our existing mortgage remained outstanding. We also agreed with Wells Fargo that we would not pledge the equity interests in certain of our subsidiaries that own real property. This guaranty can only be exercised if we breach our negative pledge obligations. The Limited Guaranty will terminate when we repay our existing mortgage loan in full.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2017.
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first nine months of fiscal 2017 was $38.3 million, compared to net cash used in operating activities of $0.2 million in the first nine months of fiscal 2016. Accounts receivable increased by $47.9 million during the first nine months of fiscal 2017, compared to an increase of $24.8 million in the first nine months of the prior fiscal year, which increase in the 2017 period was largely attributable to timing of sales within the quarter. Inventory increased by $15.5 million in the first nine months of fiscal 2017, which reflects the seasonality of our business, as we are in our historical peak selling season.
Investing Activities
Net cash provided by investing activities for the first nine months of fiscal 2017 was $27.2 million compared to net cash provided by investing activities of $18.4 million in the first nine months of fiscal 2016. Our cash provided by investing activities in both periods primarily was related to the sales of certain distribution facilities, including sale and leaseback transactions.
In the future, we may perform further sale and lease back transactions of certain of our owned properties.
Financing Activities
Net cash provided by financing activities of $11.1 million for the first nine months of fiscal 2017, primarily reflected seasonal net borrowings on our prior revolving credit facility of $41.1 million, offset by principal payments on our mortgage loan of $29.0 million.
We replaced our prior revolving credit facility, including the Tranche A Loan, on October 10, 2017. See “Revolving Credit Facility,” above, for additional information regarding our new credit facility.
Operating Working Capital

Selected financial information (in thousands)
	September 30, 2017	December 31, 2016	October 1, 2016
Current assets:
Cash	$5,590	$5,540	$4,704
Receivables, less allowance for doubtful accounts	173,748	125,857	163,388
Inventories, net	206,788	191,287	207,909
Other current assets	21,063	23,126	25,176
Total current assets	$407,189	$345,810	$401,177

Current liabilities:
Accounts payable	$97,606	$82,735	$93,777
Bank overdrafts	21,641	21,696	15,554
Accrued compensation	8,491	8,349	7,581
Current maturities of long-term debt, net of discount	54,521	29,469	44,909
Other current liabilities	15,081	12,092	12,728
Total current liabilities	$197,340	$154,341	$174,549

Operating working capital	$264,370	$220,938	$271,537
Operating working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Operating working capital is defined as current assets less current liabilities plus the current portion of long-term debt. Management of operating working capital helps us monitor our progress in meeting our goals to enhance our return on working capital assets.

Operating working capital of $264.4 million at September 30, 2017, compared to $220.9 million as of December 31, 2016, increased on a net basis of approximately $43.4 million as a result of the seasonal nature of our business, which typically peaks in the second and third fiscal quarters. This seasonality resulted in a $47.9 million increase in accounts receivable and an increase in inventory of $15.5 million, offset by an increase in accounts payable of $14.9 million.
Operating working capital decreased from October 1, 2016, to September 30, 2017, by $7.2 million, primarily driven by increases in accounts payable and bank overdrafts comprising $9.9 million in total. Additionally, other current assets decreased by $4.1 million, primarily reflecting the removal of the net book value of “held for sale” properties, as most of our properties held for sale were sold during the fourth quarter of 2016 and first quarter of 2017. The last component of the decrease in operating capital included increases in all categories of current liabilities included in the operating working capital calculation, from October 1, 2016, to September 30, 2017.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the third quarter of fiscal 2017, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
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
Certain of our products are commodities and fluctuations in prices of these commodities could affect our operating results.
Many of the building products which we distribute, including OSB, plywood, lumber, and rebar, are commodities that are widely available from other distributors or manufacturers, with prices and volumes determined frequently in an auction market based on participants’ perceptions of short-term supply and demand factors. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation and trade policies, as well as from periodic delays in the delivery of products. Short-term increases in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs on our products due to the price of fuel.
At times, the purchase price for any one or more of the products we produce or distribute may fall below our purchase costs, requiring us to incur short-term losses on product sales. Therefore, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure. Commodity product prices could be volatile in response to operating rates and inventory levels in various distribution channels. Commodity price volatility affects our distribution business, with falling price environments generally causing reduced revenues and margins, resulting in substantial declines in profitability and possible net losses.
The wood products industry supply is influenced primarily by price-induced changes in the operating rates of existing facilities, but is also influenced over time by the introduction of new product technologies, capacity additions and closures, restart of idled capacity, and log availability. The balance of wood products supply and demand in the United States is also heavily influenced by imported products.
We have very limited control of the foregoing, and as a result, our profitability and cash flow may fluctuate materially in response to changes in the supply and demand balance for our primary products.
Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness, future indebtedness, or to maintain our required level of excess liquidity.
We have a substantial amount of debt which could have important consequences for us. For example, our substantial indebtedness could:

•	make it difficult for us to satisfy our debt obligations;

•	make us more vulnerable to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate on the debt under our new revolving credit facility (the

“Credit Agreement”) is variable;

•	require us to dedicate a substantial portion of our cash flows to payments on our debt, thereby reducing the availability of our cash flows for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt, and therefore may be in a better position to obtain favorable credit terms.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, or restructure our debt. There is no assurance that we could obtain additional capital or refinance our debt on terms acceptable to us, or at all. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on the disposition of such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount to repay our indebtedness. We may incur substantial additional indebtedness in the future. Our incurring additional indebtedness would intensify the risks described above.
The instruments governing our indebtedness restrict our ability to dispose of assets and the use of proceeds from any such disposition.
Our obligations under the Credit Agreement are secured by a first priority security interest in all of our operating subsidiaries’ assets, including inventories, accounts receivable, real property, and proceeds from those items. Furthermore, the equity interest in all of our real estate subsidiaries which hold the real estate secured by our mortgage are subject to first priority interests in favor of our mortgage lenders. In addition, pursuant to a limited guaranty entered into in connection with the Credit Agreement, we agreed that we would not further pledge the equity interests in certain of our real estate subsidiaries for as long as any portion of our existing mortgage loan remains outstanding.
As of September 30, 2017, we had outstanding borrowings of $217.7 million and excess availability of $82.7 million, based on qualifying inventory and accounts receivable, under the terms of our prior revolving credit facility, including the Tranche A loan, which we replaced on October 10, 2017, with the Credit Agreement. In addition, our mortgage loan is secured by the majority of our real property. As amended on March 24, 2016, our mortgage loan requires us to make a $55.0 million principal payment due no later than July 1, 2018, with the remainder of the mortgage due on July 1, 2019. Pursuant to the mortgage loan, and except as expressly permitted thereunder, the net proceeds from any mortgaged properties sold by us must be used to pay down mortgage principal, and these net proceeds will be included in the aforementioned principal payments. We may incur substantial additional indebtedness in the future, and our incurring additional indebtedness would intensify the risks described above.
Accordingly, we may not be able to consummate any disposition of assets or obtain the net proceeds which we could realize from such disposition, and these proceeds may not be adequate to meet the debt service obligations then due. In the event of our breach of our new revolving credit facility or our mortgage loan, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets or otherwise exercise their remedies with respect to such interests.
The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business, including requiring us to maintain a minimum level of excess liquidity.
Our new revolving credit facility and mortgage loan contain various restrictive covenants and restrictions, including financial covenants customary for asset-based loans that limit management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•	incur additional debt;

•	grant liens on assets;

•	make investments;

•	sell or acquire assets outside the ordinary course of business;

•	engage in transactions with affiliates; and

•	make fundamental business changes.
The Credit Agreement provides for a senior secured revolving loan and letter of credit facility of up to $335.0 million and an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $75.0 million, subject to certain conditions, including lender consent.  The maturity date of the Credit Agreement is October 10, 2022.
Borrowings under the Credit Agreement will be subject to availability under the Borrowing Base (as defined in the Credit Agreement). We will be required to repay revolving loans thereunder to the extent that such revolving loans exceed the borrowing base then in effect.  Furthermore, in the event excess availability falls below the greater of (i) $35.0 million and (ii) 10% of the lesser of (a) the Borrowing Base and (b) the maximum permitted credit at such time, the Credit Agreement requires maintenance of a fixed charge coverage ratio of 1.1 to 1.0 (which, subject to satisfying certain conditions though the first  fiscal quarter of 2018, may be reduced to 1.0 to 1.0) until such time as our excess availability has been at least $42.5 million for a period of 60 days.
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
We may not be able to monetize real estate assets if we experience adverse market conditions.
We sold substantial amounts of our real estate assets during 2016 and early 2017, and we have designated certain non-operating properties as held for sale, which we currently are actively marketing. In addition, we believe there will be future opportunities to monetize our real estate portfolio’s equity value for debt reduction and investment purposes via sale leaseback and other strategic real estate transactions. However, real estate investments are relatively illiquid. We may not be able to sell the properties we have targeted for disposition or that we may decide to monetize in the future, due to adverse market conditions. This may negatively affect, among other things, our ability to sell properties on favorable terms, execute our strategic initiatives and repay our mortgage loan, which has a $55.0 million principal payment due no later than July 1, 2018, with the remaining balance due no later than July 1, 2019.
Instruments governing our indebtedness limit transfers of our common stock.
Our new revolving credit facility that we closed and funded on October 10, 2017 (to replace our prior revolving credit facility, including Tranche A Loan) and our mortgage loan contain limitations on transfers of our common stock under various conditions described in the respective instruments. As of September 30, 2017, we had outstanding borrowings of $217.7 million under our new revolving credit facility, and a balance of $97.8 million under our mortgage loan. Sales by Cerberus ABP Investor LLC, an affiliate of Cerberus Capital Management, L.P. (“Cerberus”), outside of the public offering of shares of our common stock that closed on October 23, 2017 could under some circumstances violate transfer restrictions in our mortgage loan that would result in an event of default under such facility. Although Cerberus has indicated that it does not intend to cause transfers of its shares to be effected in a manner that would knowingly violate these restrictions, we may not be able to prevent Cerberus from doing so. In addition, if at any time any person or group of persons acquires 35% or more of our common stock, whether or not inadvertently, then a change of control would be triggered under our revolving credit facility that would result in an event of default under such facility. Our mortgage loan contains restrictions on transfers of our shares to certain transferees, including persons convicted of certain crimes or subject to certain insolvency related proceedings as defined in the mortgage loan, that are applicable under certain circumstances. A violation of any applicable restrictions could result in an event of default under the mortgage. In the event of any breach of our revolving credit facility or mortgage loan as a result of such transfers, we may be required to repay any outstanding amounts under such facilities earlier than anticipated, and the lenders may foreclose on their security interests in our assets or otherwise exercise their remedies with respect to such interests.

Adverse housing market conditions may negatively impact our business, liquidity and results of operations, as well as increase the credit risk from our customers.
Our business depends to a significant degree on the new residential construction market and, in particular, single family home construction. The homebuilding industry underwent a significant decline from its peak in 2005. Although the homebuilding industry has improved over the last few years, it is still far below its historical averages. According to the U.S. Census Bureau, actual single family housing starts in the United States during 2016 increased 9.4% from 2015 levels, but remain 54.4% below their peak in 2005. The multi-year downturn in the homebuilding industry resulted in a substantial reduction in demand for the products we provide. We cannot predict the duration of the current housing industry market conditions or the timing or strength of any continued recovery of housing activity in our markets. The homebuilding industry also may not recover to historical levels. Continued weakness in the new residential construction market would have a material adverse effect on our business, financial condition and operating results. Factors impacting the level of activity in the residential new construction markets include changes in interest rates, unemployment rates, high foreclosure rates and unsold/foreclosure inventory, availability of financing, labor costs, vacancy rates, local, state and federal government regulation, and shifts in populations away from the markets that we serve. In addition, the mortgage markets periodically experience disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans. Because of these factors, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period.
We also rely on residential repair and remodel activity levels. Historically, residential repair and remodeling activity has decreased in slow economic periods. General economic weakness, elevated unemployment levels, mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing, and lower housing turnover all limit consumers’ spending, particularly on discretionary items, and affect their confidence level leading to reduced spending on home improvement projects. Depressed activity levels in consumer spending for home improvement construction would adversely affect our business, liquidity, results of operations, and financial position. Furthermore, economic weakness causes unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer, and, in turn, our customers and could adversely affect our operating performance.
In addition, we extend credit to numerous customers who are generally susceptible to the same economic business risks as we are. Unfavorable housing market conditions could result in financial failures of one or more of our significant customers. Furthermore, we may not necessarily be aware of any deterioration in our customers’ financial position. If our larger customers’ financial positions become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our operating results, cash flow and liquidity.
We are exposed to product liability and other claims and legal proceedings related to our business and the products we distribute, which may exceed the coverage of our insurance.
The building products industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage, or violated environmental, health or safety, or other laws. Such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. We are also from time to time subject to casualty, contract, tort, and other claims relating to our business, the products we have distributed in the past or may in the future distribute and the services we have provided in the past or may in the future provide, either directly or through third parties. We rely on manufacturers and other suppliers to provide us with the products we sell or distribute. Since we do not have direct control over the quality of products that are manufactured or supplied to us by third parties, we are particularly vulnerable to risks relating to the quality of such products.
We cannot predict or, in some cases, control the costs to defend or resolve such claims. We cannot assure you that we will be able to maintain suitable and adequate insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities, and the cost of any product liability or other proceeding, even if resolved in our favor, could be substantial. Additionally, we do not carry insurance for all categories of risk that our business may encounter. Any significant uninsured liability may require us to pay substantial amounts. There can be no assurance that any current or future claims will not adversely affect our financial position, cash flows, or results of operations.
Product shortages, loss of key suppliers, our dependence on third-party suppliers and manufacturers and new tariffs could affect our financial health.
Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from domestic and international manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows. In addition, many of our suppliers are located outside of the United States. Thus, trade restrictions, including new or increased tariffs, quotas, embargoes, sanctions, safeguards and customs restrictions, as well as foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of the products available to us.
Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could have a material adverse effect on our financial condition, operating results, and cash flows.
A change in our product mix could adversely affect our results of operations.
Our results may be affected by a change in our product mix. Our outlook, budgeting, and strategic planning assume a certain product mix of sales. If actual results vary from this projected product mix of sales, our financial results could be negatively impacted. Additionally, gross margins vary across our product lines. If the mix of products shifts from higher margin product categories to lower margin product categories, our overall gross margins and profitability may be adversely affected. Consequently, changes in our product mix could have a material adverse impact on our financial condition and operating results.
Relatedly, our product sales to a customer may be dependent on the supplier and the brands we distribute. If we are unable to supply certain brands to our customers, then our ability to sell existing customers and acquire new customers will be difficult to accomplish. As a result, our revenue, operating performance, cash flows, and net income may be adversely affected.
We may be unable to effectively manage our inventory as our sales volume increases or the prices of the products we distribute fluctuate, which could affect our business, financial condition, and operating results.
We purchase many of our products directly from manufacturers, which are then sold and distributed to customers. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchase accordingly. In periods characterized by significant changes in economic growth and activity in the residential and commercial building and home repair and remodel industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Such issues and risks can be magnified by the diversity of product mix our business units carry, with over 10,000 SKUs across multiple major product categories. Excessive increases in the market prices of certain building products can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory as we attempt to expand our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition, and operating results.
If petroleum prices increase, our results of operations could be adversely affected.
Petroleum prices have fluctuated significantly in recent years, including recent periods of historically low prices. Prices and availability of petroleum products are subject to political, economic, and market factors that are outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause the price of fuel to increase. Within our business units, we deliver products to our customers primarily via our fleet of trucks. Our operating profit may be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices through increased prices or fuel surcharges to our customers. Besides passing fuel costs on to customers, we have entered into forward purchase contracts that protect against fuel price increases. However, if fuel prices decrease, then such hedging arrangements would result in us spending more money on fuel. If shortages occur in the supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers or otherwise protect ourselves by entering into hedging arrangements, then our results of operations would be adversely affected.
We establish insurance-related deductible/retention reserves based on historical loss development factors, which could lead to adjustments in the future based on actual development experience.
We retain a significant portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or severity of accidents make it difficult to precisely predict the ultimate cost of claims. The actual cost of claims can be different than the historical selected loss development factors because of safety performance, payment patterns, and settlement patterns.

Our business operations could suffer significant losses from natural disasters, catastrophes, fire, or other unexpected events.
While we operate our business out of 39 warehouse facilities and maintain insurance covering our facilities, including business interruption insurance, our warehouse facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes, and earthquakes, or by fire, adverse weather conditions, civil unrest, condemnation, or other unexpected events or disruptions to our facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition, and results of operations.
We are subject to disintermediation risk.
As customers continue to consolidate or otherwise increase their purchasing power, they are better able to purchase products directly from the same suppliers that use us for distribution. In addition to the threat of losing business from a customer, disintermediation puts us at risk of losing entire product lines or categories from suppliers. It also adversely impacts our ability to obtain favorable pricing from suppliers and optimize margins and revenue with respect to our customers. As a result, continued disintermediation could have a negative impact on our financial condition and operating results.
We are subject to pricing pressures.
Large customers have historically been able to exert pressure on their outside suppliers and distributors to keep prices low in the highly fragmented building materials distribution industry. In addition, continued consolidation among our customers and their customers (i.e., homebuilders), and changes in their respective purchasing policies and payment practices could result in even further pricing pressure. A decline in the prices of the products we distribute could adversely impact our operating results. When the prices of the products we distribute decline, customer demand for lower prices could result in lower sales prices and, to the extent that our inventory at the time was purchased at higher costs, lower margins. Alternatively, in a rising price environment, our suppliers may increase prices or reduce discounts on the products we distribute and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Furthermore, continued consolidation among our suppliers makes it more difficult for us to negotiate favorable pricing, consignment arrangements, and discount programs with our suppliers, thereby resulting in reduced margins and profits. Overall, these pricing pressures may adversely affect our operating results and cash flows.
Customer consolidation could result in the loss of existing customers to our competitors. We typically do not enter into minimum purchase contracts with our customers. The loss of one or more of our significant customers, or their decision to purchase our products in significantly lower quantities than they have in the past could significantly affect our financial condition, operating results and cash flows.
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
Some of our competitors have less financial leverage or are part of larger companies, and therefore may have access to greater financial and other resources than those to which we have access. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our net sales and net income may be reduced.
Our competitors continue to consolidate, which could cause markets to become more competitive and could negatively impact our business.
Our competitors continue to consolidate. This consolidation is being driven by customer needs and supplier capabilities, which could cause markets to become more competitive as greater economies of scale are achieved by distributors. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer distributors as the remaining distributors become larger and capable of being consistent sources of supply. There can be no assurance that we will be able to take advantage effectively of this trend toward consolidation. The trend in our industry toward consolidation could make it more difficult for us to maintain operating margins.

Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.
Our revenues and operating results have historically varied from period-to-period and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods may not be effective predictors of future performance.
Factors associated with our industry, the operation of our business and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	the commodity nature of our products and their price movements, which are driven largely by capacity utilization rates and industry cycles that affect supply and demand;

•
general economic conditions, including but not limited to housing starts, construction labor shortages, repair and remodel activity and commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, unemployment rates, and mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

•	supply chain disruptions;

•	the highly competitive nature of our industry;

•	disintermediation;

•	the impact of actuarial assumptions and regulatory activity on pension costs and pension funding requirements;

•	the financial condition and creditworthiness of our customers;

•
our substantial indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;

•	cost of compliance with government regulations;

•	adverse customs and tariff rulings;

•	labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	increased healthcare costs;

•	the need to successfully implement succession plans for our senior managers;

•	our ability to successfully complete potential acquisitions or integrate efficiently acquired operations;

•	disruption in our information technology systems;

•	significant maintenance issues or failures with respect to our tractors, trailers, forklifts, and other major equipment;

•	severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	condemnations of all or part of our real property; and

•	fluctuations in the market for our equity.
Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly financial and other operating results, including fluctuations in our key metrics. The variability and unpredictability could result in our failing to meet our internal operating plan or the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits.

A significant percentage of our employees are unionized. Wage increases or work stoppages by our unionized employees may reduce our results of operations.
As of September 30, 2017, we employed approximately 1,500 persons. Approximately 35% of our employees were represented by various local labor union collective bargaining agreements (“CBAs”), with one CBA up for renewal before the end of fiscal 2017.
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
Our ability to utilize our net operating loss carryovers may be limited.
At September 30, 2017, we had net operating loss (“NOL”) carryforwards of approximately $163.7 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.
Sales in the underwritten public offering of 4,443,428 shares of our common stock by Cerberus that closed on October 23, 2017 (the “Resale Offering”) caused an ownership change limitation to be triggered. That limitation could restrict our ability to use our NOL carryforwards if our anticipated real estate sales over the next five years are not realized for any reason. Limitations on our ability to use NOL carryforwards to offset future taxable income, including gains on sales of real estate, could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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
Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. We have withdrawn from certain multi-employer plans in the past, including, most recently, in connection with a new collective bargaining agreement that we entered into with the Lumber Employees Local 786 union at our Chicago facility in the first quarter of 2017 (in which case we recorded a total estimated withdrawal liability of $4.5 million in the first quarter of 2017, and increased the estimated liability by $1.0 million in the second quarter of 2017). We may withdraw from other multi-employer plans in the future. If, in the future, we do choose to withdraw from any additional multi-employer plans or trigger a partial withdrawal, we likely would need to record a withdrawal liability, which may be material to our financial results. Additionally, a mass withdrawal would require us to record a withdrawal liability, which may be material to our financial results, and would generally obligate us to make payments in perpetuity to the particular plan.
One of the plans to which we are obligated to contribute is the Central States, Southeast and Southwest Areas Pension Fund. As of March 30, 2016, the plan’s actuary certified that the plan was in critical and declining status, which, among other things, means the funded percentage of the plan was less than 65% and the plan is projected to become insolvent in 2025. It is unclear what will happen to this plan in the future. At a minimum, we expect that our required contributions to the plan may increase. In addition, if we experience a withdrawal from this plan, we may need to record a significant withdrawal liability. Our estimated withdrawal liability is $33.9 million if we experience a complete withdrawal from the plan during 2017. This number will likely increase if a withdrawal occurs in 2018 or later, and could be significantly higher if a mass withdrawal were to occur in the future.
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
Additionally, our business is reliant upon information technology systems to, among other things, manage inventories and accounts receivable, make purchasing decisions, monitor our results of operations, and place orders with our vendors and process orders from our customers. Disruption in these systems could materially impact our ability to buy and sell our products.
Our success depends on our ability to attract, train, and retain highly qualified associates and other key personnel while controlling related labor costs.
To be successful, we must attract, train, and retain a large number of highly qualified associates while controlling related labor costs. In many of our markets, highly qualified associates are in high demand and we compete with other businesses for these associates and invest significant resources in training and incentivizing them. There can be no assurance that we will be able to attract or retain highly qualified associates in the future, including, in particular, those employed by companies we may acquire. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs.
In addition, there is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcement under the Federal Motor Carrier Safety Administration (“FMCSA”) Compliance, Safety, and Accountability program may shrink the industry’s pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. As a result of driver shortages, we could be required to increase driver compensation, let trucks sit idle, utilize lower quality drivers, or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.
Furthermore, our success is highly dependent on the continued services of our management team. The loss of services of one or more key members of our senior management team could have a material adverse effect on us.
Federal, state, local, and other regulations could impose substantial costs and restrictions on our operations that would reduce our net income.
We are subject to various federal, state, local, and other laws and regulations, including, among other things, transportation regulations promulgated by the U.S. Department of Transportation (the “DOT”), work safety regulations promulgated by the Occupational Safety and Health Administration, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission, regulations of the U.S. Department of Labor, accounting standards issued by the Financial Accounting Standards Board (the “FASB”) or similar entities, and state and local zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and substantial fines and penalties that could adversely affect our financial condition, operating results, and cash flows.
Our transportation operations, upon which we depend to distribute products from our distribution centers, are subject to the regulatory jurisdiction of the DOT and the FMCA, which have broad administrative powers with respect to our transportation operations. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, may increase our selling, general and administrative expenses and adversely affect our financial condition, operating results and cash flows. If we fail to comply adequately with the DOT and FMCSA regulations or such regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action, including imposing fines or shutting down our operations, or we could be subject to increased audit and compliance costs. If any of these events were to occur, our financial condition, operating results, and cash flows could be adversely affected.
In addition, the residential and commercial construction industries are subject to various local, state and federal statutes, ordinances, codes, rules and regulations concerning zoning, building design and safety, construction, contractor licensing, energy conservation and similar matters, including regulations that impose restrictive zoning and density requirements on the residential new construction industry or that limit the number of homes or other buildings that can be built within the boundaries of a particular area. Regulatory restrictions may increase our operating expenses and limit the availability of suitable building lots for our customers, any of which could negatively affect our business, financial condition and results of operations.
We are subject to continuing compliance monitoring by the New York Stock Exchange (the “NYSE”). If we do not continue to meet the NYSE continued listing standards, our common stock may be delisted.
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
We could be the subject of securities class action litigation due to future stock price volatility, which could divert management’s attention and adversely affect our results of operations.
The stock market in general, and market prices for the securities of companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In certain situations in which the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a similar lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.
Our operating results depend on the successful implementation of our strategy. We may not be able to implement our strategic initiatives successfully, on a timely basis, or at all.
We regularly evaluate the performance of our business and, as a result of such evaluations, we have in the past undertaken and may in the future undertake strategic initiatives within our businesses. Strategic initiatives that we may implement now or in the future may not result in improvements in future financial performance and could result in additional unanticipated costs. If we are unable to realize the benefits of our strategic initiatives, our business, financial condition, cash flows, or results of operations could be adversely affected.
We are subject to federal, state, and local environmental protection laws and may have to incur significant costs to comply with these laws and regulations in the future.
Environmental liabilities could arise on the land that we have owned, own or lease and have a material adverse effect on our financial condition and performance. Federal, state, and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous materials, substances and waste releases at or from the property. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, we could incur costs to comply with such environmental laws and regulations, the violation of which could lead to substantial fines and penalties.

We do not expect to pay dividends on our common stock so any returns to stockholders will be limited to the value of their stock.
We have not declared or paid any cash dividends on our common stock since 2007, and we are restricted from doing so under the terms of our Credit Agreement. Regardless of the restrictions in our Credit Agreement or the terms of any potential future indebtedness, for the foreseeable future we anticipate that we will retain all available funds and earnings to support our operations and finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future, so any return to stockholders will be limited to the appreciation of their stock.
Although we no longer qualify as a “controlled company” within the meaning of the NYSE, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.
As a result of the Resale Offering, we are no longer a “controlled company” within the meaning of the NYSE rules. Prior to the Resale Offering, more than 50% of the voting power for the election of our directors was held by Cerberus, which allowed us to rely on exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies. However, as a result of the Resale Offering, Cerberus no longer holds a majority of our common stock. Thus, we no longer qualify as a controlled company and have to comply with such NYSE requirements within certain transition periods. Prior to the Resale Offering, we relied on our status as a controlled company for exemptions from (i) the requirement that our board consist of a majority of independent directors and (ii) the requirement that our nominating and corporate governance committee consist entirely of independent directors. Although we have ceased to be a controlled company, we may continue to rely on these exemptions for a one-year transition period from the closing date of the Resale Offering, after which we will be required to have a board consisting of a majority of independent directors and a nominating and corporate governance committee consisting entirely of independent directors.
Changes in, or interpretation of, accounting principles could result in unfavorable accounting changes.
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations. These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation could significantly change our reported results and may even retroactively affect previously reported transactions. Changes resulting from the adoption of new or revised accounting principles may result in materially different financial results and may require that we make changes to our systems, processes, and controls.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our second amended and restated certificate of incorporation, as amended, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our second amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition.
Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could adversely affect the price of our common stock.
Our board of directors has the authority to issue preferred stock and to determine the preferences, limitations, and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description

10.1
Fourteenth Amendment to the Amended and Restated Loan and Security Agreement, dated August 24, 2017, by and between the Company, certain of the Company’s subsidiaries, Wells Fargo Bank, National Association, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 28, 2017).

10.2
Credit Agreement, dated as of October 10, 2017, by and among the Company, certain of the Company’s subsidiaries, Wells Fargo Bank, National Association, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2017).

10.3
Guaranty and Security Agreement, dated as of October 10, 2017, by and among BlueLinx Corporation, BlueLinx Florida LP, BlueLinx Florida Holding No. 1 Inc., BlueLinx Florida Holding No. 2 Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2017).

10.4
Limited Guaranty, dated as of October 10, 2017, by the Company in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2017).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

BlueLinx Holdings Inc.
(Registrant)

Date: November 2, 2017	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer