Form 10-K
period 2017-12-30
BlueLinx Holdings Inc.
filed 2018-03-01
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 1, 2017 was $45,683,511, based on the closing price on the New York Stock Exchange of $10.94 per share on June 30, 2017.
As of March 1, 2018, the registrant had 9,143,596 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference to the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 30, 2017.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 30, 2017

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us,” and “our” refer to BlueLinx Holdings Inc. and its wholly-owned subsidiaries. Reference to “fiscal 2018” refers to the 52-week period ending December 29, 2018. Reference to “fiscal 2017” refers to the 52-week period ended December 30, 2017. Reference to “fiscal 2016” refers to the 52-week period ended December 31, 2016.  Reference to “fiscal 2015” refers to the 52-week period ended January 2, 2016.
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
Fiscal Year
Fiscal 2017, fiscal 2016, and fiscal 2015 each were comprised of 52 weeks.
Products and Services
We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 46% of our fiscal 2017 gross sales, and 41% of gross sales for both fiscal 2016 and fiscal 2015, include plywood, oriented strand board (“OSB”), rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Specialty products, which represented approximately 54% of our fiscal 2017 gross sales, and 59% of gross sales for both fiscal 2016 and fiscal 2015, include roofing, insulation, specialty panels, moulding, engineered wood products, vinyl products (used primarily in siding), outdoor living, particle board, and metal products (excluding rebar and remesh). In some cases, these products are branded by us.
We also provide a wide range of value-added services and solutions to our customers and suppliers including:

•	providing “less-than-truckload” delivery services;

•	pre-negotiated program pricing plans;

•	inventory stocking;

•	automated order processing through an electronic data interchange, or “EDI”, that provides a direct link between us and our customers;

•	intermodal distribution services, including railcar unloading and cargo reloading onto customers’ trucks;

•	milling and fabrication services; and

•	backhaul services, when otherwise empty trucks are returning from customer deliveries.

Distribution Channels
We sell products through three main distribution channels: warehouse sales, reload sales, and direct sales.
Warehouse sales are delivered from our warehouses to dealers, home improvement centers, and industrial users. Warehouse sales accounted for approximately 74% of both our fiscal 2017 and fiscal 2016 gross sales, and 73% of our fiscal 2015 gross sales.
Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Reload sales accounted for approximately 7%, 6%, and 8% of our fiscal 2017, fiscal 2016, and fiscal 2015 gross sales, respectively.
Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 19% of our fiscal 2017 gross sales, and 20% and 19% of our fiscal 2016 and fiscal 2015 gross sales, respectively.

Competition
The U.S. building products distribution market is a highly fragmented market, served by national and multi-regional distributors, regionally focused distributors, and independent local distributors. Local and regional distributors tend to be closely held and often specialize in a limited number of segments, in which they offer a broader selection of products. Some of our national and multi-regional competitors are part of larger companies and therefore may have access to greater financial and other resources than those to which we have access. We compete on the basis of breadth of product offering, consistent availability of product, product price and quality, reputation, service, and distribution facility location.
Two of our largest competitors are Boise Cascade Company and Weyerhaeuser Company. Most major markets in which we operate are served by the distribution arm of at least one of these companies.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth quarters are typically our slowest quarters due to the impact of unfavorable weather on the construction market. Our second and third quarters are typically our strongest quarters, reflecting an increase in construction due to more favorable weather conditions. Our working capital, accounts receivable, and accounts payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the summer building season.
Employees
As of December 30, 2017, we employed approximately 1,500 employees. We consider our relationship with our employees generally to be good.
Executive Officers
The following are the executive officers of our Company as of March 1, 2018:
Mitchell B. Lewis, age 56, has served as our President and Chief Executive Officer, and as a Director of BlueLinx Holdings Inc. since January 2014. Mr. Lewis has held numerous leadership positions in the building products industry since 1992, including President and Chief Executive Officer of Euramax Holdings, Inc. from February 2008, through November 2013. Mr. Lewis also served as Chief Operating Officer in 2005, Executive Vice President in 2002, and group Vice President in 1997, of Euramax Holdings, Inc. and its predecessor companies. Prior to being appointed group Vice President, Mr. Lewis served as President of Amerimax Building Products, Inc. Prior to 1992, Mr. Lewis served as Corporate Counsel with Alumax Inc. and practiced law with Alston & Bird LLP, specializing in mergers and acquisitions. Mr. Lewis received a Bachelor of Arts degree in Economics from Emory University, and a Juris Doctor degree from the University of Michigan.
Susan C. O’Farrell, age 54, has served as our Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer since May 2014. Prior to joining us, Ms. O’Farrell was a senior financial executive holding several roles with The Home Depot since 1999. As the Vice President of Finance, she led teams supporting the retail organization. Ms. O’Farrell was also responsible for the finance function for The Home Depot’s At Home Services Group. Ms. O’Farrell led the financial operations of The Home Depot, and she served as the VP Finance for the Northern Division of the company. Ms. O’Farrell began her career with Andersen Consulting, LLP, leaving as an Associate Partner in 1996 for a strategic information systems role with AGL Resources, which is now a wholly-owned subsidiary of Southern Company. Ms. O’Farrell earned a Bachelor of Science degree in Business Administration from Auburn University and completed Emory University’s Executive Leadership program.
Shyam K. Reddy, age 43, has served as our Senior Vice President, Chief Administrative Officer, General Counsel, and Corporate Secretary since May 2017. From June 1, 2015 until May 2017, Mr. Reddy served as our Senior Vice President, General Counsel and Corporate Secretary. Prior to joining us, Mr. Reddy served in roles as Senior Vice President, Chief Administrative Officer, General Counsel, and Corporate Secretary of Euramax Holdings, Inc., from March 2013 to March 2015. Prior to joining Euramax Holdings, Inc., Mr. Reddy was the Regional Administrator of the Southeast Sunbelt Region of the U.S. General Services Administration from March 2010 to March 2013. Prior to accepting the Presidential Appointment at the U.S. General Services Administration, Mr. Reddy practiced corporate law as a partner in the Atlanta office of Kilpatrick Townsend & Stockton LLP. Mr. Reddy attended Emory University, where he received a Bachelor of Arts degree in Political Science, and a Master of Public Health degree. He also received a Juris Doctor degree from the University of Georgia.

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
The U.S. Department of Transportation (“DOT”) regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. We are also subject to the oversight of the Federal Motor Carrier Safety Administration (“FMCSA”). Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation.
We incur and will continue to incur costs to comply with the requirements of environmental, health and safety, and transportation laws, ordinances, and regulations. We anticipate that these requirements could become more stringent in the future, and we cannot assure you that compliance costs will not be material.
Securities Exchange Act Reports
The Company maintains a website at www.BlueLinxCo.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports, and amendments to those reports, that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended. These include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements. Additionally, our code of ethical conduct, the board committee charter for each of our audit committee, compensation committee, and nominating and governance committee, and our corporate governance guidelines are available on our website. If we amend our code of ethical conduct, or grant any waiver, including any implicit waiver, for any board member, our chief executive officer, our chief financial officer, or any other executive officer, we will disclose such amendment or waiver on our website.
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
Many of the building products which we distribute, including OSB, plywood, lumber, and rebar, are commodities that are widely available from other distributors or manufacturers, with prices and volumes determined frequently in an auction market based on participants’ perceptions of short-term supply and demand factors. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation and trade policies, as well as from periodic delays in the delivery of products. Short-term increases in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs on our products.
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
Our credit facility restricts our ability to dispose of assets.
Our obligations under the Credit Agreement are secured by a first priority security interest in all of our operating subsidiaries’ assets, including inventories, accounts receivable, real property in excess of $10.0 million, and proceeds from those items. As of December 30, 2017, we had outstanding borrowings of $182.7 million and excess availability of $63.3 million, based on qualifying inventory and accounts receivable, under the terms of our Credit Agreement.
In the event of our breach of our new revolving credit facility, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets or otherwise exercise their remedies with respect to such interests, in which case, we may not be able to dispose of assets on terms that are favorable to us. We may incur substantial additional indebtedness in the future, and our incurring additional indebtedness would intensify these risks.
The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business, including requiring us to maintain a minimum level of excess liquidity.
Our new revolving credit facility contains various restrictive covenants and restrictions, including financial covenants customary for asset-based loans that limit management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

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
If we fail to comply with the restrictions in the Credit Agreement or any other current or future financing agreements, a default may allow the creditors under the relevant instruments to accelerate the related debts and to exercise their remedies under these agreements, which typically will include the right to declare the principal amount of that debt, together with accrued and unpaid interest, and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt, and to terminate any commitments they had made to supply further funds.
We may not be able to monetize real estate assets if we experience adverse market conditions.
We sold substantial amounts of our real estate assets during fiscal 2016, 2017, and January 2018, and we have designated certain non-operating properties as held for sale, which we currently are actively marketing. In addition, we believe there will be future opportunities to monetize our real estate portfolio’s equity value for debt reduction and investment purposes via sale leaseback and other strategic real estate transactions. However, real estate investments are relatively illiquid. We may not be able to sell the properties we have targeted for disposition or that we may decide to monetize in the future, due to adverse market conditions. This may negatively affect, among other things, our ability to sell properties on favorable terms and execute our strategic initiatives.
Instruments governing our indebtedness limit transfers of our common stock.
Our Credit Agreement contains limitations on transfers of our common stock under various conditions described in the terms of the Credit Agreement. As of December 30, 2017, we had outstanding borrowings of $182.7 million under the Credit Agreement. If at any time any person or group of persons acquires 35% or more of our common stock, whether or not inadvertently, then a change of control would be triggered under our Credit Agreement that would result in an event of default under the facility. In the event of any breach of the Credit Agreement as a result of such transfers, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interests in our assets or otherwise exercise their remedies with respect to such interests.
Adverse housing market conditions may negatively impact our business, liquidity and results of operations, as well as increase the credit risk from our customers.
Our business depends to a significant degree on the new residential construction market and, in particular, single family home construction. The homebuilding industry underwent a significant decline from its peak in 2005. Although the homebuilding industry has improved over the last few years, it is still far below its historical averages. According to the U.S. Census Bureau, actual single family housing starts in the United States during 2017 increased 8.5% from 2016 levels, but remain 50.6% below their peak in 2005. The multi-year downturn in the homebuilding industry resulted in a substantial reduction in demand for the products we provide. We cannot predict the duration of the current housing industry market conditions or the timing or strength of any continued recovery of housing activity in our markets. The homebuilding industry also may not recover to historical levels. Continued weakness in the new residential construction market would have a material adverse effect on our business, financial condition, and operating results. Factors impacting the level of activity in the residential new construction markets include changes in interest rates, unemployment rates, high foreclosure rates and unsold/foreclosure inventory, availability of financing, labor costs, vacancy rates, local, state and federal government regulation, and shifts in populations away from the markets that we serve. In addition, the mortgage markets periodically experience disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans. Because of these factors, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period.
We also rely on residential repair and remodel activity levels. Historically, residential repair and remodeling activity has decreased in slow economic periods. General economic weakness, elevated unemployment levels, mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing, and lower housing turnover all limit consumers’ spending, particularly on discretionary items, and affect their confidence level leading to reduced spending on home improvement projects. Depressed activity levels in consumer spending for home improvement construction would adversely affect our business, liquidity, results of operations, and financial position. Furthermore, economic weakness causes unanticipated shifts in consumer preferences and purchasing practices, and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer, and, in turn, our customers and could adversely affect our operating performance.
In addition, we extend credit to numerous customers who are generally susceptible to the same economic business risks as we are. Unfavorable housing market conditions could result in financial failures of one or more of our significant customers. Furthermore, we may not necessarily be aware of any deterioration in our customers’ financial position. If our larger customers’ financial positions were to become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our operating results, cash flow and liquidity.

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
Product shortages, loss of key suppliers, our dependence on third-party suppliers and manufacturers, and new tariffs could affect our financial health.
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
Relatedly, our product sales to a customer may be dependent on the supplier and the brands we distribute. If we are unable to supply certain brands to our customers, then our ability to sell to existing customers and acquire new customers will be difficult to accomplish. As a result, our revenue, operating performance, cash flows, and net income may be adversely affected.
We may be unable to effectively manage our inventory as our sales volume increases or the prices of the products we distribute fluctuate, which could affect our business, financial condition, and operating results.
We purchase many of our products directly from manufacturers, which are then sold and distributed to customers. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchase accordingly. In periods characterized by significant changes in the overall economy and activity in the residential and commercial building and home repair and remodel industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Such issues and risks can be magnified by the diversity of product mix our business units carry, with over 10,000 SKUs across multiple major product categories. Excessive increases in the market prices of certain building products can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory as we attempt to expand our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition, and operating results.
If petroleum prices increase, our results of operations could be adversely affected.
Petroleum prices have fluctuated significantly in recent years, including recent periods of historically low prices. Prices and availability of petroleum products are subject to political, economic, and market factors that are outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause the price of fuel to increase. Within our business units, we deliver products to our customers primarily via our fleet of trucks. Our operating profit may be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices through increased prices or fuel surcharges to our customers. Besides passing fuel costs on to customers, we have at times entered into forward purchase contracts that protect against fuel price increases. However, we currently are not party to any such forward contracts, and may not be able to enter into such contracts in the future on terms that are acceptable to us. If shortages occur in the supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers or otherwise protect ourselves by entering into forward purchase contracts, then our results of operations would be adversely affected.
We establish insurance-related deductible/retention reserves based on historical loss development factors, which could lead to adjustments in the future based on actual development experience.
We retain a significant portion of the accident risk under vehicle liability and workers’ compensation insurance programs; and, beginning in fiscal 2018, we are self-insured for health insurance, which is limited by stop-loss coverage. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or amount of claims make it difficult to precisely predict the ultimate cost of claims. The actual cost of claims can be different than the historical selected loss development factors because of safety performance, payment patterns, and settlement patterns.
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

•	cost of compliance with government regulations;

•	adverse customs and tariff rulings;

•	labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	increased healthcare costs;

•	the need to successfully implement succession plans for our senior managers and other associates;

•	our ability to successfully complete potential acquisitions or integrate efficiently acquired operations;

•	disruption in our information technology systems;

•	significant maintenance issues or failures with respect to our tractors, trailers, forklifts, and other major equipment;

•	severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	condemnations of all or part of our real property; and

•	fluctuations in the market for our equity.
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
As of December 30, 2017, we employed approximately 1,500 persons. Approximately 34% of our employees were represented by various local labor union collective bargaining agreements (“CBAs”), of which approximately 11% of CBAs are up for renewal in fiscal 2018 or are currently expired and under negotiations.
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
At December 30, 2017, we had net operating loss (“NOL”) carryforwards of approximately $158.2 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.
Sales in the underwritten public offering of 4,443,428 shares of our common stock by our former majority shareholder, an affiliate of Cerberus Capital Management, L.P. (“Cerberus”), that closed on October 23, 2017 (the “Resale Offering”) caused an ownership change limitation under Section 382 to be triggered. That limitation could restrict our ability to use our NOL carryforwards if our anticipated real estate sales over the next five years are not realized for any reason. Limitations on our ability to use NOL carryforwards to offset future taxable income, including gains on sales of real estate, could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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
Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. We have withdrawn from certain multi-employer plans in the past, including, most recently, in connection with a new collective bargaining agreement that we entered into with the Lumber Employees Local 786 union at our Chicago facility in the first quarter of 2017 (in which case we recorded a total estimated withdrawal liability of $5.0 million during fiscal 2017). We may withdraw from other multi-employer plans in the future. If, in the future, we do choose to withdraw from any additional multi-employer plans or trigger a partial withdrawal, we likely would need to record a withdrawal liability, which may be material to our financial results. Additionally, a mass withdrawal would require us to record a withdrawal liability, which may be material to our financial results, and would generally obligate us to make payments in perpetuity to the particular plan.
One of the plans to which we are obligated to contribute is the Central States, Southeast and Southwest Areas Pension Fund (the “Central States Plan”). As of January 1, 2017, the plan’s actuary certified that the plan was in critical and declining status, which, among other things, means the funded percentage of the plan was less than 65%. Furthermore, the plan is projected to become insolvent in 2025. It is unclear what will happen to this plan in the future. Our required contributions to the plan may increase, due to potential rehabilitation increases. In addition, if we experience a withdrawal from this plan, we may need to record a significant withdrawal liability. Our estimated withdrawal liability is $37.3 million if we experience a complete withdrawal from the plan during fiscal 2018. This number will likely increase if a complete withdrawal occurs in fiscal 2019 or later, and could be significantly higher if a mass withdrawal were to occur in the future.
In the case of both a complete withdrawal and a mass withdrawal, our payments to the Central States Plan would generally continue at approximately the current rate; which, even with potential rehabilitation increases, is less than $1.0 million per year. In a complete withdrawal, the payments would not amortize the liability fully; however, payments for a complete withdrawal are limited to a 20-year period. In the case of a mass withdrawal, the liability would never amortize, and payments would continue indefinitely.
We are subject to information technology security risks and business interruption risks, and may incur increasing costs in an effort to minimize those risks.
Our business employs information technology systems to secure confidential information, such as employee data, including social security numbers and personal health data. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, interruption of our business operations, and a loss of confidence in our security measures; all of which could harm our business. We may also be subject to phishing attacks, wherein individuals may fraudulently purport to be an agent of a reputable company in order to induce our employees to reveal information or obtain resources. We are also susceptible to malware, ransomware, denial of service, and other attacks that could adversely affect our information technology systems. As cyber attacks become more sophisticated generally, we may incur significant costs to strengthen our systems from outside intrusions, and/or obtain insurance coverage related to the threat of such attacks.
Additionally, our business is reliant upon information technology systems to, among other things, manage and route our sales calls, manage inventories and accounts receivable, make purchasing decisions, monitor our results of operations, and place orders with our vendors and process orders from our customers. Disruption in these systems could materially impact our ability to buy and sell our products, as well as generally operate our business.
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

In addition, there is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcement under the FMCSA Compliance, Safety, and Accountability program may shrink the industry’s pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. As a result of driver shortages, we could be required to increase driver compensation, let trucks sit idle, utilize less experienced drivers, or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.
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
Our transportation operations, upon which we depend to distribute products from our distribution centers, are subject to the regulatory jurisdiction of the DOT and the FMCSA, which have broad administrative powers with respect to our transportation operations. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, may increase our selling, general and administrative expenses and adversely affect our financial condition, operating results and cash flows. If we fail to comply adequately with the DOT and FMCSA regulations or such regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action, including imposing fines or shutting down our operations, or we could be subject to increased audit and compliance costs. If any of these events were to occur, our financial condition, operating results, and cash flows could be adversely affected.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
We operate our business out of 39 warehouse facilities. Owned land in Newtown, Connecticut, is held for sale, as is a warehouse located in Lubbock, Texas. The total square footage of our owned real property is approximately 5.3 million square feet.
Certain of our owned warehouse facilities secured our mortgage loan at December 30, 2017. The mortgage principal balance was paid in full in fiscal 2018, with the proceeds from the sale and leaseback of four properties (see Note 16 to our Consolidated Financial Statements). As of March 1, 2018, a total of seven of our properties have been sold and subsequently leased back. The parcel of land referred to above, located in Newtown, Connecticut, secures a lien related to our 2012 pension funding waiver from the Pension Benefit Guaranty Corporation, which expires in funding year 2017, which ends in September, 2018. Additionally, we lease two warehouse facilities owned by our pension plan. The following table summarizes our real estate facilities as of March 1, 2018, including their inside square footage, where applicable:

Property Type	Number	Owned Facilities (sq. ft.)	Leased Facilities (sq. ft.)
Office Space (1)	2	—	165,423
Warehouses and other real property	41	5,322,783	3,112,238
TOTAL	43	5,322,783	3,277,661

(1)	Consists of our corporate headquarters and sales center in Atlanta, and a sales center in Denver.
We also store materials in secured outdoor areas at many of our warehouse locations, which increases warehouse distribution and storage capacity. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear. We believe that our facilities have sufficient capacity to meet current and projected distribution needs.
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
The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as quoted on the New York Stock Exchange:

	High	Low
Fiscal Year Ended December 30, 2017
First Quarter	$9.10	$6.44
Second Quarter	$11.02	$8.43
Third Quarter	$10.98	$9.58
Fourth Quarter	$10.44	$7.99
Fiscal Year Ended December 31, 2016
First Quarter	$6.50	$3.40
Second Quarter	$7.85	$6.30
Third Quarter	$9.18	$7.10
Fourth Quarter	$8.95	$7.34
As of December 30, 2017, there were 11 shareowner accounts of record, and, as of that date, we estimate there were approximately 1,600 beneficial owners holding our common stock in nominee or “street” name.
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
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Our operating results have historically been closely aligned with the level of single-family residential housing starts in the U.S. At any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes and, importantly, consumer confidence. Since 2011, the U.S. housing market has shown steady improvement. We believe this trend will continue in the long term, and that we are well-positioned to support our customers.
Recent Developments
On January 10, 2018, we completed sale-leaseback transactions on four distribution centers (the “Sale-Leaseback Transactions”). We sold these properties for gross proceeds of $110.0 million. As a result of the Sale-Leaseback Transactions, we recognized capital lease assets and obligations totaling $95.1 million on these properties, and a total deferred gain of $83.9 million, which will be amortized over the lives of the applicable leases, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The net proceeds received from the Sale-Leaseback Transactions were used to pay the remaining balance of our mortgage in its entirety in fiscal 2018. For tax purposes, the gain on the Sale-Leaseback Transactions is fully recognized in the year of sale. Our NOLs are sufficient to offset the taxable gain on the sale of these properties.
Factors That Affect Our Operating Results
Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	changes in the prices, supply and/or demand for products which we distribute;

•	inventory management and commodities pricing;

•	new housing starts and inventory levels of existing homes for sale;

•	general economic and business conditions in the U.S.;

•	acceptance by our customers of our privately branded products;

•	financial condition and credit worthiness of our customers;

•	supply from key vendors;

•	reliability of the technologies we utilize;

•	activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims and other legal proceedings;

•	changes in the availability of capital and interest rates;

•	adverse weather patterns or conditions;

•	acts of cyber intrusion;

•	variations in the performance of the financial markets, including the credit markets; and

•	the risk factors discussed under Item 1A Risk Factors and elsewhere in this Annual Report on Form 10-K.

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
Results of Operations
Fiscal 2017 Compared to Fiscal 2016

The following table sets forth our results of operations for fiscal 2017 and fiscal 2016, which both comprised 52 weeks.

	Fiscal 2017	% of Net Sales	Fiscal 2016	% of Net Sales
	(Dollars in thousands)
Net sales	$1,815,535	100.0%	$1,881,043	100.0%
Gross profit	231,029	12.7%	227,406	12.1%
Selling, general, and administrative	198,709	10.9%	204,509	10.9%
Gains from sales of property	(6,700)	(0.4)%	(28,097)	(1.5)%
Depreciation and amortization	9,032	0.5%	9,342	0.5%
Operating income	29,988	1.7%	41,652	2.2%
Interest expense, net	21,225	1.2%	24,898	1.3%
Other income, net	(822)	—%	(452)	—%
Income before (benefit from) provision for income taxes	9,585	0.5%	17,206	0.9%
(Benefit from) provision for income taxes	(53,409)	(2.9)%	1,121	0.1%
Net income	$62,994	3.5%	$16,085	0.9%

The following table sets forth changes in net sales by product category. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2017	Fiscal 2016
	(In millions)
Sales by category
Structural products	$842	$775
Specialty products	986	1,123
Other (1)	(13)	(17)
Total sales	$1,815	$1,881
(1)“Other” includes service revenue, unallocated allowances, and/or discounts.

The following table sets forth gross margin dollars and percentages by product category versus comparable prior periods. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2017	Fiscal 2016
	(Dollars in millions)
Gross Profit $ by category
Structural products	$77	$68
Specialty products	149	154
Other (1)	5	5
Total gross profit	$231	$227
Gross margin % by category
Structural products	9.2%	8.8%
Specialty products	15.1%	13.7%
Total gross margin %	12.7%	12.1%
(1)“Other” includes service revenue, unallocated allowances, and discounts.
The following table sets forth a reconciliation of net sales and gross profit to the non-GAAP measures of adjusted same-center net sales and adjusted same-center gross profit versus comparable prior periods (1):

	Fiscal 2017	Fiscal 2016
	(Dollars in thousands)
Net sales	$1,815,535	$1,881,043
Less: non-GAAP adjustments	—	129,184
Adjusted same-center net sales	$1,815,535	$1,751,859
Adjusted year-over-year percentage increase	3.6%

Gross profit	$231,029	$227,406
Less: non-GAAP adjustments	50	7,617
Adjusted same-center gross profit	$230,979	$219,789

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
Discussion of Results of Operations:
Net sales. Net sales of $1.8 billion in fiscal 2017 decreased by 3.5%, or $65.5 million from fiscal 2016. The non-GAAP measure of adjusted same center net sales in fiscal 2017 increased by 3.6% from fiscal 2016, as we optimized the sales performance of our existing facilities.
Gross profit. Total gross profit for fiscal 2017 was $231.0 million, compared to $227.4 million in fiscal 2016. Gross margin increased to 12.7% in fiscal 2017, compared to 12.1% in fiscal 2016. This was due to higher margins on both our structural and specialty products, including margin increases of 140 basis points on specialty products and 40 basis points on structural products. Adjusted same-center gross profit, which is a non-GAAP measure, increased by $11.2 million in fiscal 2017 from fiscal 2016.
Selling, general, and administrative. Selling, general, and administrative expenses (“SG&A”) for fiscal 2017 were $198.7 million, compared to $204.5 million, during fiscal 2016; which, on a percentage of sales basis, remained flat at 10.9% of net sales. The decrease of $5.8 million was largely comprised of decreases in payroll and related costs, general maintenance, and property taxes, and a decrease in third party freight costs; as cost benefits were realized during fiscal 2017 from the operational efficiency initiatives that were substantially completed during fiscal 2016.
Interest expense, net. Interest expense for fiscal 2017 was $21.2 million, compared to $24.9 million for fiscal 2016. The decrease of $3.7 million related largely to our decreased principal balance of both our mortgage loan and U.S. revolving credit facility. Additionally, in fiscal 2016, we paid the remaining balance of our previous Canadian revolving credit facility, which related to our operations in Canada, that have since ceased.
Provision for income taxes. Our effective tax rate was (557.2)% and 6.5% for fiscal 2017 and fiscal 2016, respectively. Our effective tax rate for fiscal 2017 primarily was a result of a release of a substantial portion of our valuation allowance, as the positive evidence outweighed the negative evidence in considering the recoverability of our deferred tax assets (see Note 5 to our Consolidated Financial Statements). Our remaining valuation allowance is approximately $10.4 million, which primarily relates to state NOL carryforwards.
The effective tax rate for fiscal 2016 was reduced by the utilization of our net operating loss deferred tax asset and the corresponding release of the valuation allowance due to net income generated during fiscal 2016. The effect of the valuation allowance for fiscal 2016 was impacted by alternative minimum tax, state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis.
Fiscal 2016 Compared to Fiscal 2015

The following table sets forth our results of operations for fiscal 2016 and fiscal 2015, which both comprised 52 weeks. Fiscal 2016 results were comprised of 39 distribution centers, while results from fiscal 2015 were comprised of 44 distribution centers.

	Fiscal 2016	% of Net Sales	Fiscal 2015	% of Net Sales
	(Dollars in thousands)
Net sales	$1,881,043	100.0%	$1,916,585	100.0%
Gross profit	227,406	12.1%	222,472	11.6%
Selling, general, and administrative	204,509	10.9%	196,315	10.2%
Gains from sales of property	(28,097)	(1.5)%	—	—%
Depreciation and amortization	9,342	0.5%	9,741	0.5%
Operating income	41,652	2.2%	16,416	0.9%
Interest expense, net	24,898	1.3%	27,342	1.4%
Other (income) expense, net	(452)	—%	497	—%
Income (loss) before provision for income taxes	17,206	0.9%	(11,423)	(0.6)%
Provision for income taxes	1,121	0.1%	153	—%
Net income (loss)	$16,085	0.9%	$(11,576)	(0.6)%

The following table sets forth changes in net sales by product category.

	Fiscal 2016	Fiscal 2015
	(Dollars in millions)
Sales by category
Structural products	$775	$773
Specialty products	1,123	1,167
Other (1)	(17)	(23)
Total sales	$1,881	$1,917

(1)“Other” includes service revenue, unallocated allowances, and/or discounts.
The following table sets forth gross margin dollars and percentages by product category versus comparable prior periods.

	Fiscal 2016	Fiscal 2015
	(Dollars in millions)
Gross Profit $ by category
Structural products	$68	$63
Specialty products	154	156
Other (1)	5	3
Total gross profit	$227	$222
Gross margin % by category
Structural products	8.8%	8.2%
Specialty products	13.7%	13.4%
Total gross margin %	12.1%	11.6%
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
Selling, general, and administrative. Selling, general, and administrative expenses (“SG&A”) for fiscal 2016 were $204.5 million, or 10.9% of net sales, compared to $196.3 million, or 10.2% of net sales, during fiscal 2015. This 70 basis point increase in selling, general, and administrative expenses was primarily driven by a $4.6 million increase in incentives due to short-term incentive plan accruals; along with $3.6 million in charges to SG&A due to our inventory initiatives, which included delivery and material handling charges; and $1.2 million in severance charges as a result of the facility closure initiative portion of the operational efficiency initiatives. This amount reflects the reclassification of pension costs in prior years between SG&A and Other, due to the adoption of Accounting Standards Updated (ASU) 2017-07, as discussed further in Note 1 to our Consolidated Financial Statements. This reclassification resulted in a decrease to SG&A and increase to Other of $0.2 million and $0.4 million for fiscal 2016 and 2015, respectively.
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
Provision for income taxes. Our effective tax rate was 6.5% and (1.3)% for fiscal 2016 and fiscal 2015, respectively. The effective tax rate for fiscal 2016 was reduced by the utilization of our net operating loss deferred tax asset and the corresponding release of the valuation allowance due to net income generated during fiscal 2016. The effective tax rate for fiscal 2015 was offset by an increase to our net operating loss deferred tax asset and a corresponding increase to the valuation allowance due to net loss incurred during fiscal 2015. The effect of the valuation allowance for fiscal 2016 and fiscal 2015 was impacted by alternative minimum tax (fiscal 2016 only), state income taxes, gross receipts taxes, and foreign income taxes recorded on a separate company basis.
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
Sources and Uses of Cash
Operating Activities
During fiscal 2017, cash flows used in operating activities totaled $2.5 million. This cash activity was primarily driven by changes in working capital components, including a decrease in accounts payable of $12.1 million, and an increase in accounts receivable, partially offset by a decrease in inventory.
In the prior year, fiscal 2016 cash flows from operating activities totaled $41.4 million. The primary drivers of cash flows provided by operations were continued improvements in working capital components, due to our continued operational focus on these items, including a decrease in inventory of $35.4 million, a decrease in receivables of $12.7 million, partially offset by a decrease in accounts payable of $5.4 million.
Investing Activities
During fiscal 2017, our net cash provided by investing activities was $26.8 million, which was substantially driven by property sales and sale and leaseback transactions of $27.6 million. Gains recognized on these sales were $6.7 million, and included in adjustments to net income (loss) in operating activities on the Statements of Cash Flows. Additionally, we performed sale-leaseback transactions on three distribution centers, and recognized a total deferred gain of $13.7 million on the three sale-leaseback properties, which will generally amortize into net income over the terms of the leases, and, as such, will generally be reflected at each reporting period as adjustments to net income (loss) in operating activities on the Statements of Cash Flows.
The fiscal 2016 net cash provided by investing activities of $36.8 million was substantially driven by sales of non-operating properties of $37.5 million. Gains on these sales were $28.1 million, and included in adjustments to net income (loss) in operating activities on the Statements of Cash Flows.

Subsequent to December 30, 2017, in the first quarter of fiscal 2018, we sold four real properties, which resulted in gross proceeds of $110.0 million, and entered into leases on the same real properties. We may continue to enter into further sale and leaseback transactions in the future.
Financing Activities
Net cash used in financing activities was $25.2 million during fiscal 2017, which primarily reflected payments of principal on our mortgage of $29.0 million. Payments of principal on our mortgage in fiscal 2017 were largely derived from sales of property and sale-leaseback transactions. Net cash used in financing activities was $77.5 million during fiscal 2016, which primarily reflected net repayments on our revolving credit facilities of $44.8 million and payments of principal on our mortgage of $41.4 million. Payments of principal on our mortgage during fiscal 2016 were largely derived from sales of property.
On October 9, 2017, we replaced our previous revolving credit facility, which was due July 15, 2018, with a new credit facility, which matures on October 10, 2022. See Note 6 to our Consolidated Financial Statements.
In fiscal 2018, we prepaid our mortgage in its entirety, through the use of proceeds received from sale and leaseback transactions. See Note 16 to our Consolidated Financial Statements.
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

Selected financial information (in thousands)
	December 30, 2017	December 31, 2016
Current assets:
Cash	$4,696	$5,540
Receivables, less allowance for doubtful accounts	134,072	125,857
Inventories, net	187,512	191,287
Other current assets	17,124	23,126
Total current assets	$343,404	$345,810

Current liabilities:
Accounts payable	$70,623	$82,735
Bank overdrafts	21,593	21,696
Accrued compensation	9,229	8,349
Current maturities of long-term debt, net of discount	—	29,469
Other current liabilities	16,160	12,092
Total current liabilities	$117,605	$154,341

Operating working capital	$225,799	$220,938
Our operating working capital requirements generally reflect the seasonal nature of our business; while additionally taking into account certain operational efficiency initiatives that took place during fiscal 2016, which were substantially complete at the end of the 2016 fiscal year. Operating working capital increased by $4.9 million to $225.8 million as of December 30, 2017, from $220.9 million as of December 31, 2016. The increase in operating working capital primarily reflected a decrease of $12.1 million in accounts payable, along with an increase in accounts receivable of $8.2 million, partially offset by an increase in other current liabilities, along with a decrease in inventories and other current assets.
Debt and Credit Sources
On October 9, 2017, we entered into a Credit Agreement, dated as of October 10, 2017, by and among the Company, certain of the Company’s subsidiaries, as borrowers (the “Borrowers”) or guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent (“Wells Fargo”), and certain other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement provides for a senior secured revolving loan and letter of credit facility of up to $335.0 million (the “Revolving Credit Facility”), and also an uncommitted accordion feature that permits us to increase the facility by an aggregate principal amount of up to $75.0 million, subject to certain conditions, including lender consent. The maturity date of the Credit Agreement is October 10, 2022. The Credit Agreement replaces the previous $335.0 million secured revolving credit facility, which consisted of a revolving loan facility of up to $335.0 million and a Tranche A loan revolving loan facility of up to $16.0 million, which was made available pursuant to the Borrowers’ prior credit agreement, dated August 4, 2006, as amended.
In connection with the execution and delivery of the Credit Agreement, certain of the Company’s subsidiaries also entered into a Guaranty and Security Agreement with Wells Fargo (the “Guaranty and Security Agreement”). Pursuant to the Guaranty and Security Agreement, the Borrowers’ obligations under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s operating subsidiaries’ assets, including inventories, accounts receivable, significant real property, and proceeds from those items.
Borrowings under the Credit Agreement will be subject to availability under the Borrowing Base (as defined in the Credit Agreement). The Borrowers will be required to repay revolving loans thereunder to the extent that such revolving loans exceed the Borrowing Base then in effect.The Revolving Credit Facility may be prepaid in whole or in part from time to time without penalty or premium, but including all breakage costs incurred by any lender thereunder.
The Credit Agreement provides for interest on the loans at a rate per annum equal to (i) LIBOR plus a margin ranging from 2.25% to 2.75%, with the amount of such margin determined based upon the average of the Borrowers’ excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.75% to 1.25%, with the amount of such margin determined based upon the average of the Borrowers’ excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on the base rate.In the event excess availability falls below the greater of (i) $35.0 million and (ii) 10% of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time, the Credit Agreement requires maintenance of a fixed charge coverage ratio of 1.1 to 1.0 (which, subject to satisfying certain conditions though the first fiscal quarter of 2018, may be reduced to 1.0 to 1.0) until such time as the Borrowers’ excess availability has been at least $42.5 million for a period of 60 days. The Credit Agreement also requires the Borrowers to limit their capital expenditures to $30.0 million in the aggregate per fiscal year; provided that any unused portion of such amount up to $15.0 million in any fiscal year may be applied to capital expenditures in the next fiscal year.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.
In connection with the execution and delivery of the Credit Agreement, the Company also entered into a Limited Guaranty in favor of Wells Fargo (the “Limited Guaranty”), pursuant to which the Company agreed to guarantee the obligations of the Borrowers under the Credit Agreement for so long as the Company’s existing mortgage remained outstanding. The Limited Guaranty terminated in fiscal 2018 when the Company repaid its existing mortgage loan in full.
As of December 30, 2017, we had outstanding borrowings of $182.7 million and excess availability of $63.3 million under the terms of the Credit Agreement, based on qualifying inventory and accounts receivable. The interest rate on the Credit Agreement was 4.2% at December 30, 2017. We were in compliance with all covenants under the Credit Agreement as of December 30, 2017.
Our mortgage loan, which was paid in full subsequent to December 30, 2017 (see Note 16), was secured by substantially all of the Company’s owned distribution facilities and a first priority pledge of the equity in the Company’s subsidiaries which held the real property that secured the mortgage loan.
As of December 30, 2017, the principal balance of the mortgage was $97.9 million. Required principal payments were comprised of a $55.0 million principal payment due no later than July 1, 2018, with the remaining balance due on July 1, 2019. The mortgage required monthly interest-only payments at an interest rate of 6.35%. As of March 1, 2018, all obligations under the mortgage had been fully satisfied.
Pension Funding Obligations
We currently are required to make four quarterly cash contributions during 2018 and 2019 totaling approximately $4.3 million, relating to our pension fiscal 2018 funding year pension contributions. In 2012, we obtained a funding waiver for that plan year, which continues to be repaid over the successive five-year period, through the 2017 funding year ending September 15, 2018, with principal and interest payments totaling approximately $0.7 million each year, which we have substantially repaid. In 2013, we contributed real property to the pension plan to satisfy minimum contribution requirements. Although such real property contribution was recognized for funding purposes, it was not recognized under GAAP, as this transaction did not meet the requirements to qualify as a sale under GAAP. We continue to evaluate pension funding obligations and requirements in order to meet our obligations while maintaining flexibility for working capital requirements. See Note 9 to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of December 30, 2017, we did not have any material off-balance sheet arrangements.
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
Defined Benefit Pension Plan
We sponsor and contribute to a defined benefit pension plan. Most of the participants in the plan are inactive, with the majority of the remaining active participants no longer accruing benefits; and the plan is closed to new entrants. Management is required to make certain critical estimates related to actuarial assumptions used to determine our pension expense and related obligation. We believe the most critical assumptions are related to (1) the discount rate used to determine the present value of the liabilities and (2) the expected long-term rate of return on plan assets. All of our actuarial assumptions are reviewed annually, or upon any mid-year curtailment or settlement, should any such event occur. Changes in these assumptions could have a material impact on the measurement of our pension expense and related obligation. At each measurement date, we determine the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plan. As of December 30, 2017, and December 31, 2016, the weighted-average discount rate used to compute our benefit obligation was 3.69% and 4.26%, respectively. The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure our plan has sufficient funds to meet its benefit obligations when they become due. As a result, we periodically revise asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our pension expense was 8.10% and 7.82% for fiscal 2017 and fiscal 2016, respectively.
 The impact of a 0.25% change in these critical assumptions is as follows:

Change in Assumption	Effect on 2018 Pension Expense	Effect on Accrued Pension Liability at December 30, 2017
	(In thousands)
0.25% decrease in discount rate	$11	$3,600
0.25% increase in discount rate	$(16)	$(3,446)
0.25% decrease in expected long-term rate of return on assets	$221	$—
0.25% increase in expected long-term rate of return on assets	$(221)	$—
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

On December 22, 2017, the U.S. government enacted tax legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act provides for significant changes to tax law for tax years beginning after December 31, 2017, including, but not limited to, the reduction of the U.S. federal corporate income tax rate from 35% to 21%, repeal of the corporate alternative minimum tax (“AMT”), and additional limitations on the deductibility of interest expense and executive compensation.

In order to determine the income tax effects of the Tax Act, we were required to re-measure our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances are expected to reverse in the future. The reduction in the federal corporate income tax rate from 35% to 21% resulted in a reduction in our deferred tax asset of $28.8 million with an offsetting adjustment to the valuation allowance of $28.6 million resulting in deferred income tax expense of $0.2 million in fiscal 2017. Furthermore, the Tax Act repealed the AMT and provided that taxpayers with AMT credit carryovers in excess of their regular tax liability may have the credits refunded over a period from 2018-2021. As a result, we released our valuation allowance on AMT credits due to the Tax Act of $0.8 million and recorded a corresponding deferred income tax benefit. In addition, we reclassed our AMT credit carryforward of $0.8 million to a non-current receivable. Once reclassed, we reduced the estimated refund and recorded a current income tax expense of $0.1 million to account for the effects of the sequester.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. As of December 30, 2017, we had determined that positive evidence outweighed the negative evidence in considering the recoverability of our deferred tax assets; and we therefore released a substantial portion of our valuation allowance of $53.5 million after considering tax reform implications. Our remaining valuation allowance is approximately $10.4 million, which primarily relates to state NOL carryforwards. See Note 5 to our Consolidated Financial Statements.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
BlueLinx Holdings Inc. and subsidiaries
Atlanta, Georgia

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 30, 2017, December 31, 2016 and January 2, 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2017, December 31, 2016 and January 2, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2015.

Atlanta, Georgia
March 1, 2018

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 30, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$4,696	$5,540
Receivables, less allowances of $2,761 and $2,733, respectively	134,072	125,857
Inventories	187,512	191,287
Other current assets	17,124	23,126
Total current assets	343,404	345,810
Property and equipment:
Land and improvements	30,802	34,609
Buildings	84,781	80,131
Machinery and equipment	70,596	72,122
Construction in progress	570	3,104
Property and equipment, at cost	186,749	189,966
Accumulated depreciation	(102,977)	(101,644)
Property and equipment, net	83,772	88,322
Deferred tax asset	53,853	—
Other non-current assets	13,066	10,005
Total assets	$494,095	$444,137
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$70,623	$82,735
Bank overdrafts	21,593	21,696
Accrued compensation	9,229	8,349
Current maturities of long-term debt, net of discount of $0 and $201, respectively	—	29,469
Other current liabilities	16,160	12,092
Total current liabilities	117,605	154,341
Non-current liabilities:
Long-term debt, net of discount of $3,792 and $2,544, respectively	276,677	270,792
Pension benefit obligation	30,360	34,349
Other non-current liabilities	34,451	14,496
Commitments and contingencies (Note 14)
Total liabilities	459,093	473,978
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued and Outstanding - 9,100,923 and 9,031,263, respectively	91	90
Additional paid-in capital	259,588	257,972
Accumulated other comprehensive loss	(36,507)	(36,651)
Accumulated deficit	(188,170)	(251,252)
Total stockholders’ equity (deficit)	35,002	(29,841)
Total liabilities and stockholders’ equity (deficit)	$494,095	$444,137

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016	Fiscal Year Ended January 2, 2016
	(In thousands, except per share data)
Net sales	$1,815,535	$1,881,043	$1,916,585
Cost of sales	1,584,506	1,653,637	1,694,113
Gross profit	231,029	227,406	222,472
Operating expenses:
Selling, general, and administrative	198,709	204,509	196,315
Gains from sales of property	(6,700)	(28,097)	—
Depreciation and amortization	9,032	9,342	9,741
Total operating expenses	201,041	185,754	206,056
Operating income	29,988	41,652	16,416
Non-operating expenses:
Interest expense	21,225	24,898	27,342
Other (income) expense, net	(822)	(452)	497
Income (loss) before (benefit from) provision for income taxes	9,585	17,206	(11,423)
(Benefit from) provision for income taxes	(53,409)	1,121	153
Net income (loss)	$62,994	$16,085	$(11,576)

Basic earnings (loss) per share	$6.96	$1.80	$(1.32)
Diluted earnings (loss) per share	$6.81	$1.77	$(1.32)

Comprehensive income (loss):
Net income (loss)	$62,994	$16,085	$(11,576)
Other comprehensive income (loss):
Foreign currency translation, net of tax	14	264	(759)
Amortization of unrecognized pension gain (loss), net of tax	130	(2,141)	410
Total other comprehensive income (loss)	144	(1,877)	(349)
Comprehensive income (loss)	$63,138	$14,208	$(11,925)

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016	Fiscal Year Ended January 2, 2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$62,994	$16,085	$(11,576)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
(Benefit from) provision for income taxes	(53,409)	1,121	153
Depreciation and amortization	9,032	9,342	9,741
Amortization of debt issuance costs	1,990	2,688	2,990
Gains from sales of property	(6,700)	(28,097)	—
Pension expense (credit)	(186)	799	730
Share-based compensation	2,480	2,339	1,827
Other	(350)	100	(1,968)
Changes in operating assets and liabilities:
Accounts receivable	(8,214)	12,687	5,992
Inventories	3,775	35,374	15,886
Accounts payable	(12,112)	(5,352)	20,796
Prepaid assets	(1,058)	632	2,919
Quarterly pension contributions	(2,996)	(4,666)	(4,634)
Payments on operational efficiency initiatives and/or restructuring	—	(4,812)	(726)
Other assets and liabilities	2,251	3,157	(2,203)
Net cash (used in) provided by operating activities	(2,503)	41,397	39,927
Cash flows from investing activities:
Property and equipment investments	(797)	(631)	(1,561)
Proceeds from disposition of assets	27,635	37,476	760
Net cash provided by (used in) investing activities	26,838	36,845	(801)
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(226)	(178)	(459)
Repayments on revolving credit facilities	(435,708)	(519,873)	(421,045)
Borrowings from revolving credit facilities	441,779	475,112	409,009
Principal payments on mortgage	(28,976)	(41,377)	(9,523)
Payments on capital lease obligations	(3,429)	(2,908)	(3,743)
(Decrease) increase in bank overdrafts	(103)	4,409	(9,993)
Increase (decrease) in cash in escrow related to the mortgage	1,490	7,628	(3,052)
Debt financing costs	—	(602)	—
Other	(6)	279	(34)
Net cash used in financing activities	(25,179)	(77,510)	(38,840)
(Decrease) increase in cash	(844)	732	286
Cash, beginning of period	5,540	4,808	4,522
Cash, end of period	$4,696	$5,540	$4,808

Supplemental Cash Flow Information
Net income tax payments during the period	$1,577	$627	$693
Interest paid during the period	$19,825	$21,236	$23,775
Noncash transactions:
Equipment under capital leases	$11,828	$3,433	$5,075

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit) Total
	Shares	Amount
	(In thousands)
Balance, January 3, 2015	8,873	$89	$253,850	$(34,425)	$(255,540)	$(36,026)
Net loss	—	—	—	—	(11,576)	(11,576)
Foreign currency translation, net of tax	—	—	—	(759)	—	(759)
Unrealized gain from pension plan, net of tax	—	—	—	410	—	410
Issuance of restricted stock, net of forfeitures	58	—	—	—	—	—
Vesting of performance shares	55	—	—	—	—	—
Compensation related to share-based grants	—	—	2,051	—	—	2,051
Repurchase of shares to satisfy employee tax withholdings	(43)	—	(459)	—	—	(459)
Other	—	—	463	—	—	463
Balance, January 2, 2016	8,943	89	255,905	(34,774)	(267,116)	(45,896)
Net income	—	—	—	—	16,085	16,085
Foreign currency translation, net of tax	—	—	—	264	—	264
Unrealized loss from pension plan, net of tax	—	—	—	(2,141)	—	(2,141)
Vesting of restricted stock units	66	1	—	—	—	1
Vesting of performance shares	55	—	—	—	—	—
Compensation related to share-based grants	—	—	1,818	—	—	1,818
Repurchase of shares to satisfy employee tax withholdings	(31)	—	(178)	—	—	(178)
Other	(2)	—	427	—	(221)	206
Balance, December 31, 2016	9,031	90	257,972	(36,651)	(251,252)	(29,841)
Net income	—	—	—	—	62,994	62,994
Foreign currency translation, net of tax	—	—	—	14	—	14
Unrealized gain from pension plan, net of tax	—	—	—	130	—	130
Vesting of restricted stock units	100	1	—	—	—	1
Compensation related to share-based grants	—	—	1,842	—	—	1,842
Repurchase of shares to satisfy employee tax withholdings	(30)	—	(226)	—	—	(226)
Other	—	—	—	—	88	88
Balance, December 30, 2017	9,101	$91	$259,588	$(36,507)	$(188,170)	$35,002

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

Fiscal years 2017, 2016, and 2015 were each comprised of 52 weeks. Our fiscal year ends on the Saturday closest to December 31 of that fiscal year, and may comprise 53 weeks in certain years.
Use of Estimates
We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with U.S. GAAP. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates.
Recent Accounting Standards - Recently Issued
Revenue from Contracts with Customers.  In May 2014,  the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-09, as later amended, which resulted in a new accounting standard “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. We have elected to adopt the revenue recognition standard in the first quarter of 2018 with a cumulative adjustment to retained earnings. We have completed our assessment of the new revenue recognition guidance. We do not anticipate the adoption of this standard to have a material impact on our financial statements, aside from adding expanded required disclosures.
Leases. In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either “finance” or “operating,” with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. We plan to adopt this accounting standard in the first quarter of 2019.
Adoption of this standard may have a significant impact on our Consolidated Balance Sheets, especially pertaining to the capitalization of operating leases and transition provisions relating to sale-leaseback transactions. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement, or presentation of lease expenses within the Consolidated Statements of Operations and Cash Flows. For information about our current undiscounted future lease payments and the timing of those payments, see Note 13, “Lease Commitments.”
Recent Accounting Standards - Recently Adopted
Inventories. In July 2015, the FASB issued ASU 2015-11, “Inventory.” The ASU requires entities that measure inventory using methods including the average cost method to measure inventory at the lower of cost and net realizable value. We adopted the provisions of this accounting standard in the first quarter of 2017, and there were no adjustments resulting from our adoption of the provisions of this accounting standard.
Pension. In March, 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715).” This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (credit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted at the beginning of an annual period. We chose to adopt this presentation in the first quarter of fiscal 2017, and our financial statements have been retrospectively adjusted for the prior comparative period. The components of the net (credit) cost are shown in Note 9, “Employee Benefits,” and the components as shown for the prior comparative period were used as the estimation basis for applying the retrospective presentation requirements, as allowed by the practical expedient of this ASU.

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
Inventory Valuation
The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at the lower of cost and net realizable value, which also considers items that may be damaged, excess, and obsolete inventory.
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
Shipping and Handling
Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue. Shipping and handling costs included in “Selling, general, and administrative” expenses were $83.1 million, $89.0 million, and $88.4 million for fiscal 2017, fiscal 2016, and fiscal 2015, respectively.
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
Insurance and Self-Insurance
For fiscal 2015, the Company was self-insured, up to certain limits, for non-union and certain unionized employee health benefits. For fiscal 2016 and 2017, the Company purchased an insurance policy for its non-union and certain unionized employee health benefits, and was fully insured for this obligation. Health benefits for some unionized employees for fiscal 2017, 2016 and 2015 were paid directly to a union trust, depending upon the union-negotiated benefit arrangement.
For fiscal 2017, 2016 and 2015, the Company was self-insured, up to certain limits, for most workers’ compensation losses, general liability, and automotive liability losses, all subject to varying “per occurrence” retentions or deductible limits. The Company provides for estimated costs to settle both known claims and claims incurred but not yet reported. Liabilities associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to us, as well as industry-wide loss experience and other actuarial assumptions. We determine our insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities and in the case of workers’ compensation, a significant period of time elapses before the ultimate resolution of claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.
2. Assets Held for Sale
In fiscal 2017, we designated certain non-operating properties as held for sale, due to strategic realignments of our business. At the time of designation, we ceased recognizing depreciation expense on these assets. As of December 30, 2017, two properties were designated as held for sale; and as of December 31, 2016, four properties had been designated as held for sale. During the fiscal year ended December 30, 2017, two properties were sold, as further described below. As of December 30, 2017, and December 31, 2016, the net book value of total assets held for sale was $0.8 million and $2.7 million, respectively, and was included in “Other current assets” in our Consolidated Balance Sheets. Properties held for sale as of December 30, 2017, consisted of land in Newtown, Connecticut, and one warehouse located in Lubbock, Texas. We plan to sell these properties within the next twelve months. We continue to actively market all properties that are designated as held for sale.
For the fiscal year ended December 30, 2017, we sold two non-operating distribution facilities previously designated as “held for sale,” and a parcel of excess land (the “Property Sales”). We recognized a gain of $6.7 million in the Consolidated Statements of Operations as a result of the Property Sales.
3. Cash Held in Escrow
Cash held in escrow on our mortgage in fiscal 2016 consisted of $1.0 million held by the lender from the sale of the Wausau, Wisconsin distribution facility, which was applied to mortgage principal in January 2017, and $0.5 million held by the lender which was subsequently applied to the mortgage in fiscal 2017. The remaining cash held in escrow includes amounts held in escrow related to insurance for workers’ compensation, auto liability, and general liability. Cash held in escrow is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.
The table below provides the balances of each individual component of cash held in escrow:

	December 30, 2017	December 31, 2016
	(In thousands)
Cash in escrow
Mortgage	$—	$1,490
Insurance	8,074	7,449
Property taxes and insurance	2,904	2,277
Benefits-related	240	422
Total	$11,218	$11,638

4. Other Current and Non-Current Liabilities
The following table shows the components of other current liabilities:

	December 30, 2017	December 31, 2016
	(In thousands)
Insurance reserves and retention	$4,070	$1,739
Short-term capital lease obligations	3,552	3,250
Property, sales, and other non-income taxes payable	3,226	3,239
401(k) match and other benefits	2,169	1,569
Current portion of deferred gain on sale-leaseback transactions	1,836	—
Accrued income taxes, interest, and other	1,307	2,295
Total	$16,160	$12,092

The following table shows the components of other non-current liabilities:

	December 30, 2017	December 31, 2016
	(In thousands)
Deferred gain on sale-leaseback transactions	$10,485	$—
Capital leases - real estate	7,940	—
Capital leases - logistics equipment	7,002	8,559
Multi-employer pension withdrawal liability	4,640	—
Insurance reserves and retention	4,109	4,792
Other	275	1,145
Total	$34,451	$14,496

In the first quarter of 2017, we entered into three sale and leaseback transactions. Our capital lease - real estate obligations arose from sale-leaseback transactions on distribution centers located in Tampa, Florida and Ft. Worth, Texas. As a result of these transactions, we recognized a capital lease asset and obligation originally totaling $8.0 million on these properties. The remaining sale-leaseback property located in Miami, Florida, was classified as an operating lease. We originally recognized a total deferred gain of $13.7 million on these three sale-leaseback transactions, which will be amortized over the life of the applicable lease in the case of the capital leases; or, in the case of the operating lease, will be amortized over the life of the applicable lease until our adoption of the new lease accounting standard, Accounting Standards Codification 842, “Leases” (“ASC 842”), at which time the remaining deferred gain will be reclassified as a increase to stockholders’ equity, in accordance with the transition guidance of ASC 842.
The asset for capital leases is located in “Property and Equipment: Buildings” on our Consolidated Balance Sheet. The liability for both the capital leases and deferred gain is located in “other current liabilities” (for the portion amortizing within the next twelve months) and “other non-current liabilities” (as presented in the tables, above) on our Consolidated Balance Sheet. See Note 13 for further information on our lease commitments.

5. Income Taxes
Our (benefit from) provision for income taxes consisted of the following:

	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016	Fiscal Year Ended January 2, 2016
	(In thousands)
Federal income taxes:
Current	$(659)	$232	$—
Deferred	(45,868)	—	—
State income taxes:
Current	1,054	962	235
Deferred	(7,985)	—	—
Foreign income taxes:
Current	49	(70)	(68)
Deferred	—	(3)	(14)
(Benefit from) provision for income taxes	$(53,409)	$1,121	$153

The federal statutory income tax rate was 35%. Our (benefit from) provision for income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016	Fiscal Year Ended January 2, 2016
	(In thousands)
Expense (benefit) from income taxes computed at the federal statutory tax rate	$3,355	$6,022	$(3,998)
Expense (benefit) from state income taxes, net of federal benefit	253	595	(474)
Valuation allowance change	(87,137)	(6,319)	4,318
Nondeductible items	664	403	288
Alternative minimum tax	—	232	—
Tax Cuts and Jobs Act of 2017	29,387	—	—
Other	69	188	19
(Benefit from) provision for income taxes	$(53,409)	$1,121	$153

The change in valuation allowance is exclusive of items that do not impact income from continuing operations, but are reflected in the balance sheet change in deferred income tax assets and liabilities as disclosed in the components of net deferred income tax assets table below.
In accordance with the intraperiod tax allocation provisions of GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax expense or benefit that should be allocated between continuing operations and other comprehensive income. In fiscal 2017, there was no intraperiod tax allocation since there was income from continuing operations and income in other comprehensive income. In fiscal 2016, there was no intraperiod tax allocation because there were sufficient loss carryforwards to offset income from continuing operations. In fiscal 2015, there was no intraperiod tax allocation since there was a loss in continuing operations along with a loss in other comprehensive income for that period. While the income tax provision from continuing operations is reported in our Consolidated Statements of Operations and Comprehensive Income (Loss), the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive loss, which is a component of stockholders’ equity (deficit).
On December 22, 2017, the U.S. government enacted tax legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act provides for significant changes to tax law for tax years beginning after December 31, 2017, including, but not limited to, the reduction of the U.S. federal corporate income tax rate from 35% to 21%, repeal of the corporate alternative minimum tax (“AMT”), and additional limitations on the deductibility of interest expense and executive compensation.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued by the Securities and Exchange Commission, which allows companies to record provisional amounts to reflect the income tax effects for the Tax Act during a measurement period that does not extend beyond one year from the enactment date. The provisional amount includes the re-measurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances are expected to reverse in the future. We are still evaluating the effects of the new executive compensation provisions under Internal Revenue Code Section 162(m) and awaiting additional guidance to be issued. However, based on our current analysis, the income tax effect would be immaterial to our financial statements.

In order to determine the income tax effects of the Tax Act, we were required to re-measure our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances are expected to reverse in the future. The reduction in the federal corporate income tax rate from 35% to 21% resulted in a reduction in our deferred tax asset of $28.8 million with an offsetting adjustment to the valuation allowance of $28.6 million resulting in deferred income tax expense of $0.2 million in fiscal 2017. Furthermore, the Tax Act repealed the AMT and provided that taxpayers with AMT credit carryovers in excess of their regular tax liability may have the credits refunded over a period from 2018 - 2021. As a result, we released our valuation allowance on AMT credits due to the Tax Act of $0.8 million, and recorded a corresponding deferred income tax benefit. In addition, we reclassified our AMT credit carryforward of $0.8 million to a non-current receivable. Once reclassified, we reduced the estimated refund and recorded a current income tax expense of $0.1 million to account for the effects of the sequester.

Our financial statements contain certain deferred tax assets which primarily resulted from tax benefits associated with the loss before income taxes in prior years, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves, pension obligations, and differences between book and tax depreciation and amortization. We record a valuation allowance against our net deferred tax assets when we determine that, based on the weight of available evidence, it is more likely than not that our net deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences can be carried under tax law.

In our evaluation of the weight of available evidence at the end of fiscal 2017, we considered recent reported income generated in the current and prior two fiscal years, which resulted in a three-year cumulative income situation as positive evidence which carried substantial weight. While this was substantial, it was not the only evidence we evaluated. We also considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence. The evidence considered included:

•	future reversals of existing taxable temporary differences;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	taxable income in prior carryback years, if carryback is permitted under the tax law; and

•	tax planning strategies.

At the end of fiscal 2017, we concluded that the weight of the positive evidence outweighed the negative evidence. In addition to the positive evidence discussed above, we considered as positive evidence forecasted future taxable income and the evidence from business and tax planning strategies described below. Further positive evidence that occurred during the fourth quarter of 2017 was the refinancing of our revolving credit facility to a new five-year period with more favorable terms, the positive market reaction to our former majority shareholder’s underwritten secondary offering to sell its shares of our common stock, and the continued improvement of projected housing starts. As a result, we recorded a partial release of our valuation allowance of $53.5 million. The remaining valuation allowance of $10.4 million as of fiscal 2017 was primarily related to state net operating loss carryforwards. Although we believe our estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgments. We believe that the change in control under Internal Revenue Code Section 382, resulting from the completion of the secondary offering on October 23, 2017 (as described above), will not cause any of our federal net operating losses to expire unused as management has been effectively implementing a real estate strategy involving sales and leaseback of real estate that is further supported by the sale-leaseback of four warehouses in January 2018 (See Note 16 for more detail).

The components of our net deferred income tax assets are as follows:

	December 30, 2017	December 31, 2016
	(In thousands)
Deferred income tax assets:
Inventory reserves	$1,654	$2,088
Compensation-related accruals	3,692	4,465
Accruals and reserves	72	112
Accounts receivable	443	656
Intangible assets	—	583
Property and equipment	4,614	1,134
Pension	7,011	10,747
Benefit from NOL carryovers (1)	46,873	78,236
Other	285	194
Total gross deferred income tax assets	64,644	98,215
Less: valuation allowances	(10,415)	(97,552)
Total net deferred income tax assets	54,229	663
Deferred income tax liabilities:
Other	(376)	(663)
Total deferred income tax liabilities	(376)	(663)
Deferred income tax asset, net	$53,853	$—

(1)	Our federal NOL carryovers are $158.2 million and will expire in 13 to 18 years. Our state NOL carryovers are $245.7 million and will expire in 1 to 20 years.
Activity in our deferred tax asset valuation allowance for fiscal 2017 and 2016 was as follows:

	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
	(In thousands)
Balance as of beginning of the year	$97,552	$103,311
Valuation allowance provided for taxes related to:
(Income) loss before income taxes	(4,300)	(5,759)
Tax Cuts and Jobs Act of 2017	(29,387)	—
Release of valuation allowance	(53,450)	—
Balance as of end of the year	$10,415	$97,552

We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands)	2017	2016	2015
Balance at beginning of fiscal year	$184	$184	$184
Increases related to current year tax positions	—	—	—
Additions for tax positions in prior years	—	—	—
Reductions for tax positions in prior years	—	—	—
Reductions due to lapse of applicable statute of limitations	—	—	—
Settlements	—	—	—
Balance at end of fiscal year	$184	$184	$184

Included in the unrecognized tax benefits as of December 30, 2017, and December 31, 2016, were $0.2 million and $0.2 million, respectively, of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued an immaterial amount of interest related to these unrecognized tax benefits during fiscal 2017 and 2016, and this amount is reported in “Interest expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss). We do not expect our unrecognized tax benefits to change materially over the next twelve months.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2017 tax years generally remain subject to examination by federal and most state and foreign tax authorities.
6. Revolving Credit Facility
On October 9, 2017, we entered into a Credit Agreement, dated as of October 10, 2017, by and among the Company, certain of the Company’s subsidiaries, as borrowers (the “Borrowers”) or guarantors, Wells Fargo Bank, National Association, in its capacity as administrative agent (“Wells Fargo”), and certain other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement provides for a senior secured revolving loan and letter of credit facility of up to $335.0 million (the “Revolving Credit Facility”), and also an uncommitted accordion feature that permits us to increase the facility by an aggregate principal amount of up to $75.0 million, subject to certain conditions, including lender consent. The maturity date of the Credit Agreement is October 10, 2022. The Credit Agreement replaces the previous $335.0 million secured revolving credit facility, which consisted of a revolving loan facility of up to $335.0 million and a Tranche A loan revolving loan facility of up to $16.0 million, which was made available pursuant to the Borrowers’ prior credit agreement, dated August 4, 2006, as amended.
In connection with the execution and delivery of the Credit Agreement, certain of the Company’s subsidiaries also entered into a Guaranty and Security Agreement with Wells Fargo (the “Guaranty and Security Agreement”). Pursuant to the Guaranty and Security Agreement, the Borrowers’ obligations under the Credit Agreement are secured by a first priority security interest in substantially all of the Company’s operating subsidiaries’ assets, including inventories, accounts receivable, significant real property, and proceeds from those items.
Borrowings under the Credit Agreement will be subject to availability under the Borrowing Base (as defined in the Credit Agreement). The Borrowers will be required to repay revolving loans thereunder to the extent that such revolving loans exceed the Borrowing Base then in effect.The Revolving Credit Facility may be prepaid in whole or in part from time to time without penalty or premium, but including all breakage costs incurred by any lender thereunder.
The Credit Agreement provides for interest on the loans at a rate per annum equal to (i) LIBOR plus a margin ranging from 2.25% to 2.75%, with the amount of such margin determined based upon the average of the Borrowers’ excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.75% to 1.25%, with the amount of such margin determined based upon the average of the Borrowers’ excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on the base rate. In the event excess availability falls below the greater of (i) $35.0 million and (ii) 10% of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time, the Credit Agreement requires maintenance of a fixed charge coverage ratio of 1.1 to 1.0 (which, subject to satisfying certain conditions though the first fiscal quarter of 2018, may be reduced to 1.0 to 1.0) until such time as the Borrowers’ excess availability has been at least $42.5 million for a period of 60 days. The Credit Agreement also requires the Borrowers to limit their capital expenditures to $30.0 million in the aggregate per fiscal year; provided that any unused portion of such amount up to $15.0 million in any fiscal year may be applied to capital expenditures in the next fiscal year.
The Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.
In connection with the execution and delivery of the Credit Agreement, the Company also entered into a Limited Guaranty in favor of Wells Fargo (the “Limited Guaranty”), pursuant to which the Company agreed to guarantee the obligations of the Borrowers under the Credit Agreement for so long as the Company’s existing mortgage remained outstanding. The Limited Guaranty terminated when the Company repaid its existing mortgage loan in full.
As of December 30, 2017, we had outstanding borrowings of $182.7 million and excess availability of $63.3 million under the terms of the Credit Agreement, based on qualifying inventory and accounts receivable. The interest rate on the Credit Agreement was 4.2% at December 30, 2017.
We were in compliance with all covenants under the Credit Agreement as of December 30, 2017.
7. Mortgage
Our mortgage loan, which was paid in full subsequent to December 30, 2017 (see Note 16), was secured by substantially all of the Company’s owned distribution facilities and a first priority pledge of the equity in the Company’s subsidiaries which held the real property that secured the mortgage loan.

As of December 30, 2017, the principal balance of the mortgage was $97.9 million. Required principal payments were comprised of a $55.0 million principal payment due no later than July 1, 2018, with the remaining balance due on July 1, 2019. The mortgage required monthly interest-only payments at an interest rate of 6.35%. As of March 1, 2018, all obligations under the mortgage had been fully satisfied.
8. Fair Value Measurements
We determine a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability, in accordance with Accounting Standards Codification (“ASC”) 820 - Fair Value Measurement (“ASC 820”). The fair value measurement guidance established a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
Fair value measurements for defined benefit pension plan
The fair value hierarchy discussed above not only is applicable to assets and liabilities that are included in our consolidated balance sheets, but also is applied to certain other assets that indirectly impact our consolidated financial statements. For example, we sponsor and contribute to a single-employer defined benefit pension plan (see Note 9). Assets contributed by us become the property of the pension plan. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts our future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. The Company uses the fair value hierarchy to measure the fair value of assets held by our pension plan. We believe the pension plan asset fair value valuation to comprise both Level 1 and Level 2 in the fair value hierarchy. Level 1 assets held in the pension plan under GAAP consist of publicly traded securities, and Level 2 assets held in the pension plan under GAAP consist of collective investment trust assets.
Fair value measurements for financial instruments
Carrying amounts for our financial instruments are not significantly different from their fair value, with the exception of our mortgage. To determine the fair value of our mortgage, we used a discounted cash flow model. ASC 820 generally states that the fair value measurement of a liability contemplates the transfer of the liability to a market participant at the measurement date, and, therefore, the liability is assumed to continue (i.e., it is assumed to be neither settled nor extinguished), and the market participant to whom the liability is transferred would be required to fulfill the obligation. ASC 820 also implies that the liability is hypothetically transferred to a market participant of equal credit standing. The clarification that fair value is not based on the price to settle a liability with the existing counterparty, but rather to transfer it to a market participant of equal credit standing, requires that fair market value be established at the measurement date, regardless of subsequent settlement of the liability after the measurement date. The fair value of our debt is therefore not necessarily indicative of the amount at which we subsequently settled our debt.
We believe the mortgage fair value valuation to be Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability. Assumptions critical to our fair value measurements in the period are present value factors used in determining fair value and an interest rate. At December 30, 2017, the discounted fair value of the mortgage was approximately $1.9 million more than the $97.9 million approximate carrying value of the mortgage.
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
The following tables set forth the change in projected benefit obligation and the change in plan assets for the pension plan:

	December 30, 2017	December 31, 2016
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$113,436	$115,055
Service cost	633	996
Interest cost	4,663	4,901
Actuarial loss	5,808	2,094
Curtailment gain	(310)	(181)
Benefits paid	(5,418)	(9,429)
Projected benefit obligation at end of period	118,812	113,436
Change in plan assets:
Fair value of assets at beginning of period	79,087	78,264
Actual return on plan assets	11,109	4,868
Employer contributions	3,674	5,384
Benefits paid	(5,418)	(9,429)
Fair value of assets at end of period	88,452	79,087
Net unfunded status of plan	$(30,360)	$(34,349)

We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. On December 30, 2017, we measured the fair value of our plan assets and benefit obligations. As of December 30, 2017, and December 31, 2016, the net unfunded status of our benefit plan was $30.4 million and $34.3 million, respectively.
Historically, we estimated the service and interest cost components utilizing a single-weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. At the end of fiscal 2017, we changed the approach we use to determine the service and interest components of net periodic pension cost for our pension plan. This change is effective for pension (income)/expense that will be recognized during fiscal 2018 and future fiscal years. We have elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant projected cash flows. We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. We expect this to result in a decrease of expense of approximately $0.4 million for fiscal 2018 compared to the prior method.  This change does not affect the measurement of our total benefit obligations.
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
The net adjustment to other comprehensive income (loss) for fiscal 2017, fiscal 2016, and fiscal 2015 was a $0.1 million gain, $2.1 million loss; and a $0.4 million gain, respectively, primarily from the net recognized and unrecognized actuarial gain (loss) for those fiscal periods.
The decrease in the unfunded obligation for the fiscal year was approximately $4.0 million and was comprised of $5.8 million of actuarial losses, $11.1 million of investment returns including an asset gain, $3.7 million of pension contributions, and a charge of $5.3 million due to current year service and interest cost. The net periodic pension cost decreased to a credit of $0.2 million in fiscal 2017, from expense of $0.8 million in fiscal 2016, driven primarily by a reduction in service cost due to pension curtailment activities.

In both fiscal 2017 and fiscal 2016, a freeze of certain unionized participants in the pension plan due to renegotiation of union contracts resulted in a reduction in future years of service for the remaining active participants in the plan, which triggered a curtailment. As a result, there was an immaterial curtailment gain from the event which resulted in an immaterial decrease to the projected benefit obligation in both fiscal 2017 and fiscal 2016.
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
The unfunded status recorded as Pension Benefit Obligation on our Consolidated Balance Sheets for the pension plan is set forth in the following table, along with the unrecognized actuarial loss, which is presented as part of Accumulated Other Comprehensive Loss:

	December 30, 2017	December 31, 2016
	(In thousands)
Unfunded status	$(30,360)	$(34,349)
Unrecognized prior service cost	—	—
Unrecognized actuarial loss	33,884	34,014
Net amount recognized	$3,524	$(335)
Amounts recognized on the balance sheet consist of:
Accrued pension liability	$(30,360)	$(34,349)
Accumulated other comprehensive loss (pre-tax)	33,884	34,014
Net amount recognized	$3,524	$(335)

The portion of estimated net loss for the pension plan that is expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year is approximately $1.0 million.
The accumulated benefit obligation for the pension plan was $118.2 million and $112.3 million at December 30, 2017, and December 31, 2016, respectively.
Net periodic pension cost (credit) for the pension plan included the following:

	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016	Fiscal Year Ended January 2, 2016
	(In thousands)
Service cost	$633	$996	$1,104
Interest cost on projected benefit obligation	4,663	4,901	5,099
Expected return on plan assets	(6,538)	(6,224)	(6,172)
Amortization of unrecognized loss	1,056	1,126	699
Net periodic pension cost (credit)	$(186)	$799	$730

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	December 30, 2017	December 31, 2016
Projected benefit obligation:
Discount rate	3.69%	4.26%
Average rate of increase in future compensation levels	Graded 5.5-2.5%	Graded 5.5-2.5%
Net periodic pension cost:
Discount rate	4.26%	4.52%
Average rate of increase in future compensation levels	Graded 5.5-2.5%	Graded 5.5-2.5%
Expected long-term rate of return on plan assets	8.10%	7.82%

Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plan are based upon various assumptions specified above. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, and mortality rates. The rate of increase in future compensation levels has a minimal effect on both the projected benefit obligation and net periodic pension cost, as almost all the participants in the plan are inactive, the majority of the remaining active participants are no longer accruing benefits, and the plan is closed to new entrants.
Projected return on plan assets. Historically, pension plan assets were managed under an investment strategy comprising two major components: equities, to generate long-term growth; and fixed income securities, to provide current income and stable periodic returns. As also discussed below, during fiscal 2017, the Investment Committee conducted a broad strategic review of its portfolio construction and investment allocation policies. Pension plan assets are now managed under a new balanced portfolio allocation policy comprised of two major components: a return-seeking portion and a liability-matching portion. The expected role of return-seeking investments is to achieve a reasonable long-term growth of pension assets with a prudent level of risk, while the role of liability-matching investments is to provide a partial hedge against liability performance associated with changes in interest rates. The objective within return-seeking investments is to achieve asset diversity in order to balance return and volatility.
The discount rate. Historically, we estimated the service and interest cost components utilizing a single-weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. At the end of fiscal 2017, we changed our approach, and elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant projected cash flows. We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.
Mortality rates. The valuations and assumptions reflect adoption of the Society of Actuaries updated RP-2014 mortality tables, with a “blue collar employee” adjustment. Additionally, we use the most current generational projection scales, which were MP-2017 as of December 30, 2017 and MP-2016 as of December 31, 2016.
Plan Assets and Long-Term Rate of Return
Fiscal 2017
We base the asset return assumption on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The allocation of the plan’s assets impacts our expected return on plan assets. The expected return on plan assets is based on a targeted allocation consisting of return-seeking securities (including public equity, real assets and diversified credit investment strategies); liability-matching securities (fixed income); and cash and cash equivalents. Our net benefit cost increases as the expected return on plan assets decreases. We believe that our actual long-term asset allocations on average will approximate our targeted allocation. Our targeted allocation is driven by our investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For fiscal 2017, we used a 8.10% expected return on plan assets assumption which will decrease to 6.00% for fiscal 2018 with assets managed under a new balanced portfolio allocation.
During fiscal 2017, the Investment Committee conducted a broad strategic review of its portfolio construction and investment allocation policies. Pension assets are now managed under a new balanced portfolio allocation policy comprised of two major components: a return-seeking portion and a liability-matching portion. The expected role of return-seeking investments is to achieve a reasonable long-term growth of pension assets with a prudent level of risk, while the role of liability-matching investments is to provide a partial hedge against liability performance associated with changes in interest rates. The objective within return-seeking investments is to achieve asset diversity in order to balance return and volatility.
The investment policy for the pension plan, in general, is to achieve a reasonable long-term rate of return on plan assets with an acceptable level of risk in order to maintain adequate funding levels. The pension plan’s Investment Committee establishes risk mitigation policies and regularly monitors investment performance and investment allocation policies, with a third party investment advisor executing on these strategies.
The current targets, adjusted to exclude non-GAAP BlueLinx real-estate holdings, and actual investment allocation, by asset category as of December 30, 2017, consisted of the following:

	Current Target Allocation	Actual Allocation, December 30, 2017
Return-seeking securities	63%	63%
Liability-matching securities	36%	36%
Cash and cash equivalents	1%	1%
Total	100%	100%

The following table sets forth by level, within the fair value hierarchy (as defined in Note 8), pension plan assets at their fair values as of December 30, 2017:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total
	(In thousands)
Return-seeking securities
Corporate bonds (a)	$10,393	$—	$—	$10,393
Global equity securities (b)	25	—	—	25
Collective investment trust (c)	—	43,910	—	43,910
Liability-matching securities
Corporate bonds (d)	20,711	—	—	20,711
Collective investment trusts (e)	—	11,739	—	11,739
Cash and cash equivalents	1,674	—	—	1,674
Total	$32,803	$55,649	$—	$88,452

(a) This category comprises high yield and global bond funds.
(b) This category consists of a diversified global mutual fund.
(c) This category is comprised of a collective investment trust of equity funds that track the MCSI World Index, and a collective investment trust that holds publicly traded listed infrastructure securities.
(d) This category comprises fixed income funds primarily invested in U.S. Treasury notes and bonds, along with high-quality mortgage-backed securities and corporate bonds.
(e) This category is consists of a collective investment trust investing in Treasury STRIPS.

The fair value of the Level 1 assets was based on quoted prices in active markets for the identical assets. The fair value of the Level 2 assets was determined by management based on an assessment of valuations provided by asset management entities and was calculated by aggregating market prices for all underlying securities.
Investment objectives for our pension plan assets are:
•Matching Plan liability performance
•Diversifying risk
•Achieving a target investment return
We believe that there are no significant concentrations of risk within our plan assets as of December 30, 2017. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA.

Fiscal 2016

During fiscal 2016, all investments were considered to be Level 1 in the fair value hierarchy. The fair value of our plan assets by asset category and asset categories as a percentage of total assets as of December 31, 2016 were as follows:

Asset category	Dollars	Percentage
	(In thousands)
Global equity securities	$48,134	61%
Fixed income	30,493	38%
Other	460	1%
Total	$79,087	100%

Pension Plan Cash Flows
Our estimated normal future benefit payments to pension plan participants are as follows:

Fiscal Year Ending	(In thousands)
2018	$6,188
2019	6,421
2020	6,592
2021	6,799
2022	6,959
Thereafter	35,800

We fund the pension plan liability in accordance with the limits imposed by ERISA, federal income tax laws, and the funding requirements of the Pension Protection Act of 2006. We are required to make four quarterly cash contributions to the pension plan totaling approximately $4.3 million for fiscal funding year 2018.
Multiemployer Pension Plans
We participate in several multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with certain CBAs. As one of many participating employers in these MEPPs, we are generally responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Protection Act of 2006 (“Pension Act”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to: an increase in our contribution rate to the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees.
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
The following table lists our participation in our multiemployer plans which we deem significant. “Contributions” represent the amounts contributed to the plan during the fiscal years presented:

					Contributions (in millions)
Pension Fund:	EIN/Pension Plan Number	Pension Act Zone Status	FIP/RP Status	Surcharge	2017	2016	2015
Lumber Employees Local 786 Retirement Fund (1)	516067407	Green (September 1, 2015)	N/A	No	n/a	$0.4	$0.4
Central States, Southeast and Southwest Areas Pension Fund (2)	366044243	Critical and Declining (January 1, 2017)	RP	No	0.7	0.6	0.7
Other					0.2	0.4	1.2
Total					$0.9	$1.4	$2.3

(1)    We withdrew from this plan in fiscal 2017, and recorded an estimated $5.0 million withdrawal liability on the Consolidated Balance Sheet in “other non-current liabilities,” and recorded an offsetting non-cash expense in the Consolidated Statement of Operations in “selling, general, and administrative” costs. We expect the liability to be paid over a 20-year period, with payments substantially similar on a total annual basis to those disclosed above.
Our contributions for fiscal 2016 and 2015 exceeded 5% of total plan contributions, and we were deemed to be a significant contributor to this plan.
(2)    Our contributions to this plan are approximately 0.13% of total contributions, which is less than the required disclosure threshold of 5% of total plan contributions. However, this plan is deemed significant for disclosure as it is severely underfunded, and we may, in the future, record a liability if required by an event of our withdrawal from the plan or a mass withdrawal. Our most recent contingent withdrawal liability was estimated at approximately $37.3 million, for a complete withdrawal occurring in fiscal 2018. In the case of both a complete withdrawal and a mass withdrawal, our payments to the Central States Plan would generally continue at approximately the current rate, which, even with potential rehabilitation increases, is less than $1.0 million per year. In a complete withdrawal, the payments would not amortize the liability fully; however, payments for a complete withdrawal are limited to a 20-year period. In the case of a mass withdrawal, the liability would never amortize, and payments would continue indefinitely.
Defined Contribution Plans
Our employees also participate in two defined contribution plans: the “hourly savings plan” covering hourly employees, and the “salaried savings plan” covering salaried employees. Discretionary contributions to the plans are based on employee contributions and compensation; and, in certain cases, participants in the hourly savings plan also receive employer contributions based on union negotiated match amounts. Employer contributions to the hourly savings plan for fiscal 2017 and 2016 were $0.3 million and $0.2 million, respectively, and were $0.1 million for fiscal 2015.
Employer contributions totaling $1.0 million for the salaried savings plan for fiscal 2017 have been deferred until the first quarter of 2018. Employer contributions to the salaried savings plan for fiscal 2016 of $0.9 million were deferred and paid in the first quarter of fiscal 2017; and the fiscal 2015 employer contributions to this plan of $0.9 million were deferred and paid in the first quarter of fiscal 2016.
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
Outstanding awards designated as liability awards primarily consisted of Cash-Settled Stock Appreciation Rights (“cash-settled SARs”), where we intend to settle the awards in cash at the end of the vesting period. To value the cash-settled SARs, we utilize the Black-Scholes-Merton option pricing model (“Black-Scholes”), and record quarterly expense attributions of the awards based on estimates of the fair market value of the awards at the end of each quarter during the service period. The Black-Scholes model requires the input of highly subjective assumptions such as the expected stock price volatility. Additionally, we amended an award agreement for 1,500 performance shares for which the service component of the agreement was waived, which required reclassification as liability awards. These performance shares are marked to market on a quarterly basis, based on the closing price of our common stock on the last trading day of the quarter.
All compensation expense related to our share-based payment awards is recorded in “Selling, general, and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Cash-Settled SARs
During fiscal 2016, we granted certain executives and employees a total of 493,000 cash-settled SARs. The cash-settled SARs vest on July 16, 2018, unless otherwise specifically modified, as applies to the 27,385 cash-settled SARs further discussed, below. On the vesting date, half of any vested value of the cash-settled SARs will become payable within thirty days of the vesting date, and the remainder payable within one year. The exercise price was modified during the first quarter of fiscal 2018 to be defined as based on a 20-day trading average of the Company’s common stock through the vesting date, in excess of the $7.00 grant date valuation.
During fiscal 2017, certain individuals were no longer employed with the Company, and their cash-settled SAR agreements allowed for a partial accelerated vesting (of 27,385 cash-settled SARs); and a partial forfeiture (of 20,615 cash-settled SARs), pro-rated based on employment dates. At that time, half the accelerated vested value of the cash-settled SARs, as valued at the closing stock price on the deemed exercise date, was paid to those participants, with the remaining half payable on July 16, 2019. These payments, and the accrued liability for the remaining half payable in fiscal 2019, were immaterial.
At December 30, 2017, there were 445,000 cash-settled SARs issued and outstanding, and we recognized expense of approximately $0.6 million and $0.4 million in fiscal 2017 and 2016, respectively, related to these awards.

The following table summarizes the assumptions used to compute the current fair value of our cash-settled SARs:

	December 30, 2017	December 31, 2016
Expected volatility	33.80%	71.81%
Risk-free interest rate	1.55%	1.04%
Expected term (in years)	0.54	1.54
Expected dividend yield	Not applicable	Not applicable

Restricted Stock, Restricted Stock Units, Performance Shares, and Stock Options
Restricted Stock
During fiscal 2017, we did not grant any restricted stock awards. Our sole remaining outstanding restricted stock award as of December 30, 2017, was due to vest and/or vested in equal annual increments over three years, of which January 13, 2018 was the final date of incremental vesting. Restricted stock awards that vested during fiscal 2017 had either vested in equal annual increments over three years, or had cliff vested three years after the date of grant. These awards were time-based and were not based upon attainment of performance goals.
As of December 30, 2017, there was no remaining unrecognized compensation expense related to restricted stock. As of December 30, 2017, the weighted average remaining contractual term for our restricted stock was zero, due to final incremental vesting on January 13, 2018, and the maximum contractual term was 3.0 years.
The following table summarizes activity for our restricted stock awards during fiscal 2017:

	Restricted Stock Awards
	Number of Awards	Weighted Average Fair Value
Outstanding as of December 31, 2016	98,560	$13.19
Granted	—	—
Vested (1)	(81,893)	14.10
Forfeited	—	—
Outstanding as of December 30, 2017	16,667	$9.90

(1)	The total fair value vested in fiscal 2017, fiscal 2016, and fiscal 2015 was $1.2 million, $1.1 million, and $1.5 million, respectively.
Restricted Stock Units
During fiscal 2017, and in prior years, the Board of Directors was granted restricted stock units with a one-year vesting period; although a pro-rated portion may vest prior to the one-year period, with the remainder forfeited, if a Director chooses not to stand for re-election before the one-year vesting period has elapsed. All vested director grants settle at the earlier of ten years from the vesting date or retirement from the Board of Directors. These awards are time-based and are not based upon attainment of performance goals.
One tranche of restricted stock units was granted to an executive officer during fiscal 2017, with a vesting date three years after the date of grant. Outstanding restricted stock units granted prior to fiscal 2017 to employees and executive officers vest either in equal annual increments over three years or between two and three years after the date of grant.
As of December 30, 2017, there was approximately $0.4 million of total unrecognized compensation expense related to restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted average term of 0.4 years. As of December 30, 2017, the weighted average remaining contractual term for our restricted stock units was 0.4 years, and the maximum contractual term was 3.0 years.

The following table summarizes activity for our restricted stock units during fiscal 2017:

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding as of December 31, 2016	270,450	$7.32
Granted	98,396	7.30
Vested (1)	(100,390)	6.79
Forfeited	(26,094)	8.32
Outstanding as of December 30, 2017	242,362	$7.41

(1)	The total fair value of restricted stock units vested in fiscal 2017 and 2016 was $0.7 million and $0.6 million, respectively. No restricted stock units vested in fiscal year 2015.
Performance shares
During fiscal year 2015, the Board of Directors granted certain of our executive officers and employees awards of performance shares of our common stock. The performance shares are released only upon the successful achievement of specific, measurable performance criteria approved by the Compensation Committee, and the satisfaction of a service condition. The performance shares, when earned, vest in three equal tranches, though all tranches of the outstanding performance share awards will vest if certain criteria determinable at the end of fiscal year 2017 is met, despite the criteria not having been met for fiscal 2015 or 2016. Achievement of the performance criteria and vesting of all outstanding performance shares was considered probable at the end of fiscal 2017.
As of December 30, 2017, there was an immaterial amount of unrecognized compensation expense related to the performance share awards. If the final performance criteria for these shares is met, the outstanding performance shares would vest in July and September of 2018, with a weighted average contractual term remaining of approximately 0.6 years on the original three-year contractual term.
The following table summarizes activity for our performance share awards during fiscal 2017:

	Performance Shares
	Number of Awards	Weighted Average Fair Value
Outstanding as of December 31, 2016	67,000	$9.35
Granted	—	—
Vested (1)	—	—
Forfeited	(7,000)	9.80
Outstanding at December 30, 2017	60,000	$9.29

(1)
No performance share awards vested in fiscal 2017. The total fair value vested in fiscal 2016 and 2015 was $1.6 million and $1.7 million, respectively, from a prior tranche of performance shares which were issued in fiscal 2013 and fully vested in fiscal 2016.

Stock Options
The tables below summarize activity and include certain additional information related to our outstanding stock options granted under the 2004 Plan and 2006 Plan for the year ended December 30, 2017. The maximum contractual term for stock options was ten years from the grant date, and the remaining outstanding final tranche of options as of December 30, 2017, presented below, expire on March 10, 2018. There were no new employee stock option grants and no stock option exercises during fiscal years 2017, 2016, and 2015.

Options
	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016	75,000	$46.60
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding and exercisable as of December 30, 2017	75,000	$46.60

Compensation Expense
Total share-based compensation expense from our share-based awards was as follows:

	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016	Fiscal Year Ended January 2, 2016
	(In thousands)
Restricted Stock and Restricted Stock Units	$1,406	$1,872	$1,700
Performance Shares	452	92	127
Cash-settled Stock Appreciation Rights	622	375	—
Stock Options	—	—	—
Total	$2,480	$2,339	$1,827

We recognized related income tax benefits in fiscal years 2017, 2016, and 2015 of $1.0 million, $0.9 million, and $0.7 million, respectively, which were fully realized in fiscal 2017, and offset by a valuation allowance during fiscal 2016 and 2015. We present the benefits of tax deductions in excess of recognized compensation expense as a net operating cash outflow in our Consolidated Statements of Cash Flows when present. There were no material excess tax benefits in fiscal years 2017, 2016, and 2015.
11. Earnings per Common Share
We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted shares. We calculate diluted earnings per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock awards and units, performance shares, and stock options.

The following table shows the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016 (1)
	(In thousands, except per share data)
Net income (loss)	$62,994	$16,085	$(11,576)

Basic weighted average shares outstanding	9,045	8,913	8,750
Dilutive effect of share-based awards	201	156	—
Diluted weighted average shares outstanding	9,246	9,069	8,750

Basic earnings (loss) per share	$6.96	$1.80	$(1.32)
Diluted earnings (loss) per share	$6.81	$1.77	$(1.32)
(1) Basic and diluted earnings per share are equivalent for the fiscal 2015, due to net losses for the period, and all outstanding share-based awards would be antidilutive.
For fiscal years 2017, 2016, and 2015, we excluded 80,000, 289,333, and 512,720 unvested (or unexercised, in the case of options) share-based awards, respectively, from the diluted earnings per share calculation because they were either anti-dilutive or “out of the money”. Outstanding share based awards not included in diluted earnings per share consisted of the following securities:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Unvested restricted stock awards	—	78,333	170,334
Performance shares	—	67,000	126,306
Restricted stock units	5,000	69,000	140,180
Unexercised stock options outstanding	75,000	75,000	75,900
Total excluded from diluted earnings per share	80,000	289,333	512,720

12. Related Party Transactions
An affiliate of Cerberus was our majority shareholder until the completion of a secondary offering of approximately 97% of its shares in the Company, which was completed on October 23, 2017. Although we did not receive any proceeds as a result of Cerberus’s sale of our shares, we incurred expenses of approximately $0.3 million on Cerberus’s behalf, in connection with the secondary offering. We believe that any transactions that occurred in fiscal 2016 and 2015 were not material to our results of operations or financial position.
13. Lease Commitments
Operating Leases
The Company leases real property, logistics equipment, and office equipment under long-term, non-cancelable operating leases. Our real property operating leases have customary extension options and escalation clauses. Our real estate leases also provide for payments of other costs such as real estate taxes, insurance, and common area maintenance, which are not included in rental expense or the future minimum rental payments as set forth below. Total rental expense was approximately $6.1 million, $4.2 million, and $4.8 million for fiscal 2017, 2016, and 2015, respectively.

At December 30, 2017, our total operating lease commitments were as follows:

(In thousands)
2018	$5,685
2019	2,204
2020	1,057
2021	569
2022	329
Thereafter	5,137
Total	$14,981

Our office headquarters lease expires on January 31, 2019. As of March 1, 2018, we had not yet entered into a new office headquarters lease. Amounts under a new office headquarters lease agreement would likely be significant to our operating lease commitments.
Capital Leases
We have entered into certain long-term, non-cancelable capital leases for real estate, along with certain logistics equipment and vehicles. The real estate leases contain customary extension option periods and annual fixed rent escalations. As of December 30, 2017, the acquisition value and net book value of assets under capital leases was $30.3 million and $16.4 million, respectively. As of December 31, 2016, the acquisition value and net book value of assets under capital leases was $20.8 million and $9.0 million, respectively.
At December 30, 2017, our total commitments under capital leases recorded in the Consolidated Balance Sheets in “other current liabilities” and “other non-current liabilities” were as follows:

	Principal	Interest
	(In thousands)
2018	$3,510	$1,203
2019	2,861	993
2020	2,392	818
2021	867	722
2022	189	693
Thereafter	7,751	7,827
Total	$17,570	$12,256

Sale Leaseback Transactions
During fiscal 2017, we performed sale-leaseback transactions on distribution centers located in Tampa, Florida; Ft. Worth, Texas; and Miami, Florida (the “Sale-Leaseback Transactions”). As a result of the Sale-Leaseback Transactions, we recognized a capital lease asset and obligation totaling $8.0 million on two of these properties. The remaining sale-leaseback property was classified as an operating lease.
We recognized a total deferred gain of $13.7 million on the three sale-leaseback properties, which will be amortized over the life of the applicable lease in the case of the capital leases; or, in the case of the operating lease, will be amortized over the life of the applicable lease until our adoption of ASC 842, at which time the remaining deferred gain will be reclassified as a increase to stockholders’ equity. The liability for the capital leases and deferred gain is located in “other current liabilities” (for the portion amortizing within the next twelve months) and “other non-current liabilities” on our Consolidated Balance Sheet (see also Note 4).
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
Collective Bargaining Agreements
As of December 30, 2017, we employed approximately 1,500 persons on a full-time basis. Approximately 34% of our employees were represented by various local labor union CBAs, of which approximately 11% of CBAs are up for renewal in fiscal 2018 or are currently expired and under negotiations.
15. Accumulated Other Comprehensive Loss
Comprehensive income (loss) is a measure of income which includes both net income (loss) and other comprehensive income (loss). Our other comprehensive income (loss) results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive income (loss) is separately presented on our Consolidated Balance Sheets as part of common stockholders’ equity (deficit). Other comprehensive income (loss) was $0.1 million, $(1.9) million, and $(0.3) million for fiscal 2017, fiscal 2016, and fiscal 2015, respectively.
The changes in accumulated balances for each component of other comprehensive loss for fiscal 2015, 2016, and 2017 were as follows:

	Foreign currency translation, net of tax	Amortization of unrecognized pension gain (loss), net of tax	Other, net of tax	Total
	(In thousands)
January 3, 2015, beginning balance	$1,155	$(35,792)	$212	$(34,425)
Other comprehensive income (loss), net of tax (1)	(759)	699	—	(60)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (1)	—	(289)	—	(289)
January 2, 2016, ending balance, net of tax	$396	$(35,382)	$212	$(34,774)
Other comprehensive income (loss), net of tax (2)	264	(2,927)	—	(2,663)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (2)	—	786	—	786
December 31, 2016, ending balance, net of tax	$660	$(37,523)	$212	$(36,651)
Other comprehensive income (loss), net of tax (3)	14	1,186	—	1,200
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (3)	—	(1,056)	—	(1,056)
December 30, 2017, ending balance, net of tax	$674	$(37,393)	$212	$(36,507)
(1) For fiscal 2015, there was $0.3 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $0.7 million of unrecognized actuarial gain based on updated actuarial assumptions. There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.
(2) For fiscal 2016, there was $0.8 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $2.9 million of unrecognized actuarial gain based on updated actuarial assumptions. There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.
(3) For fiscal 2017, there was $1.1 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $1.2 million of unrecognized actuarial gain based on updated actuarial assumptions. There was no intraperiod income tax allocation and the deferred tax benefit was realized in 2017.
16. Subsequent Event
On January 10, 2018, we completed sale-leaseback transactions on four distribution centers (the “Sale-Leaseback Transactions”). We sold these properties for gross proceeds of $110.0 million. As a result of the Sale-Leaseback Transactions, we recognized capital lease assets and obligations totaling $95.1 million on these properties, and a total deferred gain of $83.9 million, which will be amortized over the lives of the applicable leases.

The net proceeds received from the Sale-Leaseback Transactions were used to pay the remaining balance of our mortgage in its entirety in fiscal 2018.
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
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC’s rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 30, 2017, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the three months ended December 30, 2017, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2017 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 30, 2017.
The effectiveness of our internal control over financial reporting as of December 30, 2017, has been audited by BDO USA, LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 30, 2017. BDO, USA, LLP’s report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
BlueLinx Holdings Inc. and subsidiaries
Atlanta, Georgia

Opinion on Internal Control over Financial Reporting
We have audited BlueLinx Holdings Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 30, 2017, December 31, 2016 and January 2, 2016, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Atlanta, Georgia
March 1, 2018

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required by this Item will be set forth in our definitive proxy statement for the 2018 Annual Meeting of Stockholders of BlueLinx Holdings Inc. (the “Proxy Statement”) to be held on May 17, 2018, and is incorporated herein by reference. Information regarding executive officers is included under Item 1 of this report and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of December 30, 2017. Our stockholder-approved equity compensation plans consist of the 2004 Plan, the 2006 Plan, and the 2016 Plan. Shares are available for issuance under the 2016 Plan, for vesting of currently outstanding awards and option exercises of stock options only under the 2006 Plan, and option exercise only of stock options under the 2004 Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders	75,000	$46.60	217,765
Equity compensation plans not approved by security holders	—	n/a	—
Total	75,000	$46.60	217,765

(1)	Includes 149,881 available shares available to be issued under the 2016 Plan as of December 30, 2017.
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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Financial Statements, Schedules, and Exhibits
1. Financial Statements. The Financial Statements of BlueLinx Holdings Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are presented under Item 8 of this Form 10-K.
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

10.7
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 9, 2006) ±

Exhibit Number	Item
10.8
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2013) ±

10.9
Amendment No. 1 to BlueLinx Holdings Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2014) ±

10.1
BlueLinx Holdings Inc. Amended and Restated 2006 Long-Term Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 17, 2014) ±

10.11
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

10.13	BlueLinx Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.14	Form of Executive Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.15
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Executives and Employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±

10.16
BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 3, 2016) ±

10.17
BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Incentive Plan Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form S-8Registration Statement filed with the Securities and Exchange Commission on June 3, 2016) ±

10.18
BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2017) ±

10.19
Canadian Credit Agreement, dated August 12, 2011, by and among BlueLinx Canada, CIBC Asset-Based Lending Inc. and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2011)

Exhibit Number	Item
10.20
First Amending Agreement among BlueLinx Corporation and Canadian Imperial Bank of Commerce as successor to CIBC Asset-Based Lending Inc., dated August 16, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2013)

10.21
Second Amending Agreement among BlueLinx Corporation and Canadian Imperial Bank of Commerce as successor to CIBC Asset-Based Lending Inc., dated November 24, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 1, 2015)

10.22†
Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

10.23
Twelfth Amendment to Loan and Security Agreement, dated as of September 19, 2012, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2012)

10.24
Guaranty of Recourse Obligations, dated as of June 9, 2006, by BlueLinx Holdings Inc. for the benefit of German American Capital Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.25
Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.26
Seventeenth Amendment to Loan and Security Agreement, dated as of March 24, 2016, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed on March 28, 2016)

10.27
Lender Joinder Agreement in favor of U.S. Bank, N.A., as Trustee, and Wells Fargo Bank, as Trustee; by BlueLinx Holdings Inc., dated March 24, 2016 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 28, 2016)

10.28
Pledge Agreement in favor of U.S. Bank, N.A., as Trustee, and Wells Fargo Bank, N.A., as Trustee; by BlueLinx Holdings Inc., dated March 24, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 28, 2016)

10.29†
Amended and Restated Loan and Security Agreement, dated August 4, 2006, by and between BlueLinx Corporation, Wachovia and the other signatories listed therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

10.30
Second Amendment to Amended and Restated Loan and Security Agreement, dated July 7, 2010, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2010)

Exhibit Number	Item
10.31
Third Amendment to Amended and Restated Loan and Security Agreement, dated May 10, 2011, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2011)

10.32
Fourth Amendment to Amended and Restated Loan and Security Agreement, dated August 11, 2011, by and between BlueLinx Corporation, Wells Fargo, as successor in interest to Wachovia, and the other signatories listed therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 16, 2011)

10.33
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

10.34
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

10.35
Seventh Amendment to Amended and Restated Loan and Security Agreement, dated March 14, 2014, by and among Wells Fargo Bank, National Associations, the Lenders named therein, BlueLinx Corporation, BlueLinx Florida LP, BlueLinx Florida Holding No. 1 Inc., and BlueLinx Florida Holding No. 2 Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2014)

10.36
Ninth Amendment, dated August 14, 2014, to Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2014)

10.37
Tenth Amendment, dated February 18, 2015, to Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 19, 2015)

10.38
Eleventh Amendment, dated March 10, 2016, to Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on March 28, 2016)

10.39
Twelfth Amendment, dated March 24, 2016, to Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on March 28, 2016)

10.40
Thirteenth Amendment, dated November 3, 2016, to Amended Loan and Security Agreement, dated August 4, 2006, as amended by and between BlueLinx Corporation, Wells Fargo, and the other signatories listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 10, 2016)

10.41
Pledge Agreement made by BlueLinx Holdings Inc. in favor of Wells Fargo Bank, N.A, in its capacity as Agent, dated March 24, 2016 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 28, 2016)

Exhibit Number	Item
10.42
Limited Recourse Guarantee made by BlueLinx Holdings Inc. in favor of Wells Fargo Bank, N.A., in its capacity as Agent, dated March 24, 2016 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K filed on March 28, 2016)

10.43
Fifth Amendment to Amended and Restated Loan and Security Agreement and Lender Joinder, dated March 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2013)

10.44
Lender Joinder Agreement by and between PNC Bank, National Association and BlueLinx Corporation, dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2013)

10.45
Credit Agreement, dated as of October 10, 2017, by and among BlueLinx Holding Inc., certain subsidiaries of BlueLinx Holding Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, Bank of America, N.A., and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2017)

10.46
Guaranty and Security Agreement, dated as of October 10, 2017, by and among BlueLinx Corporation, BlueLinx Florida LP, BlueLinx Florida Holding No. 1 Inc., BlueLinx Florida Holding No. 2 Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2017)

10.47
Limited Guaranty, dated as of October 10, 2017, by BlueLinx Holdings Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2017)

10.48
Employment Agreement between BlueLinx Corporation and Mitchell Lewis, dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 17, 2014) ±

10.49
Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell, dated May 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014) ±

10.5
Employment Agreement between BlueLinx Corporation and Shyam K. Reddy, dated May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2017) ±

21.1	List of subsidiaries of the Company*
23.1	Consent of BDO USA, LLP*
31.1	Certification of Mitchell B. Lewis, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Item
31.2	Certification of Susan C. O’Farrell, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Mitchell B. Lewis, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Susan C. O’Farrell, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.Def	Definition Linkbase Document*
101.Pre	Presentation Linkbase Document*
101.Lab	Labels Linkbase Document*
101.Cal	Calculation Linkbase Document*
101.Sch	Schema Document*
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

*	Filed herewith.

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

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

By: /s/ Mitchell B. Lewis
Mitchell B. Lewis
President and Chief Executive Officer

Date: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
Name

/s/ Mitchell B. Lewis	President, Chief Executive Officer, and Director	March 1, 2018
Mitchell B. Lewis

/s/ Susan C. O’Farrell	Senior Vice President, Chief Financial Officer, Treasurer (Principal Accounting Officer)	March 1, 2018
Susan C. O’Farrell

/s/ Kim S. Fennebresque	Chairman	March 1, 2018
Kim S. Fennebresque

/s/ Karel K. Czanderna	Director	March 1, 2018
Karel K. Czanderna

/s/ Dominic DiNapoli	Director	March 1, 2018
Dominic DiNapoli

/s/ Alan H. Schumacher	Director	March 1, 2018
Alan H. Schumacher

/s/ J. David Smith	Director	March 1, 2018
J. David Smith