Form 10-Q
period 2018-03-31
BlueLinx Holdings Inc.
filed 2018-05-03
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018

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
Emerging growth company ☐
(If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2018 there were 9,209,913 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$437,487	$428,608
Cost of sales	382,162	374,174
Gross profit	55,325	54,434
Operating expenses (income):
Selling, general, and administrative	59,240	53,051
Gains from sales of property	—	(6,700)
Depreciation and amortization	2,665	2,363
Total operating expenses	61,905	48,714
Operating (loss) income	(6,580)	5,720
Non-operating expenses (income):
Interest expense	8,480	5,242
Other income, net	(94)	(139)
(Loss) income before (benefit from) provision for income taxes	(14,966)	617
(Benefit from) provision for income taxes	(1,539)	33
Net (loss) income	$(13,427)	$584

Basic (loss) earnings per share	$(1.47)	$0.07
Diluted (loss) earnings per share	$(1.47)	$0.06

Comprehensive (loss) income:
Net (loss) income	$(13,427)	$584
Other comprehensive income:
Foreign currency translation, net of tax	6	12
Amortization of unrecognized pension loss, net of tax	203	268
Total other comprehensive income	209	280
Comprehensive (loss) income	$(13,218)	$864

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash	$7,069	$4,696
Receivables, less allowances of $3,140 and $2,761, respectively	162,904	134,072
Inventories, net	228,849	187,512
Other current assets	18,911	17,124
Total current assets	417,733	343,404
Property and equipment:
Land and land improvements	22,252	30,802
Buildings	153,225	84,781
Machinery and equipment	70,787	70,596
Construction in progress	569	570
Property and equipment, at cost	246,833	186,749
Accumulated depreciation	(93,559)	(102,977)
Property and equipment, net	153,274	83,772
Deferred tax asset	58,692	53,853
Other non-current assets	14,796	13,066
Total assets	$644,495	$494,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,097	$70,623
Bank overdrafts	21,322	21,593
Accrued compensation	4,815	9,229
Current liabilities - capital leases and real estate deferred gain	7,478	5,388
Other current liabilities	18,102	10,772
Total current liabilities	158,814	117,605
Non-current liabilities:
Long-term debt, net of discount of $2,952 and $3,792, respectively	220,384	276,677
Non-current liabilities - capital leases and real estate deferred gain	200,007	24,492
Pension benefit obligation	29,100	30,360
Other non-current liabilities	14,094	9,959
Total liabilities	622,399	459,093

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued and Outstanding - 9,209,913 and 9,100,923, respectively	92	91
Additional paid-in capital	259,906	259,588
Accumulated other comprehensive loss	(36,298)	(36,507)
Accumulated stockholders’ deficit	(201,604)	(188,170)
Total stockholders’ equity	22,096	35,002
Total liabilities and stockholders’ equity	$644,495	$494,095

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net cash used in operating activities	$(45,003)	$(39,860)

Cash flows from investing activities:
Property and equipment investments	(332)	(160)
Proceeds from sale of assets	107,879	27,427
Net cash provided by investing activities	107,547	27,267

Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(1,759)	(147)
Repayments on revolving credit facilities	(78,789)	(70,938)
Borrowings from revolving credit facilities	119,441	115,553
Principal payments on mortgage	(97,847)	(27,388)
Decrease in bank overdrafts	(271)	(3,342)
Cash released from escrow related to the mortgage	—	(1,090)
Other, net	(946)	(410)
Net cash (used in) provided by financing activities	(60,171)	12,238

Increase (decrease) in cash	2,373	(355)
Cash, beginning of period	4,696	5,540
Cash, end of period	$7,069	$5,185

Supplemental Cash Flow Information
Noncash investing and financing transactions:
Additions of real property under capital lease	$95,100	$8,000

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report on Form 10-K”) for the year ended December 30, 2017, as filed with the Securities and Exchange Commission on March 1, 2018.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers. In 2014,  the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASC 606”).” Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption.
On December 31, 2017, the first day of our fiscal 2018 year, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of that date. Results for reporting periods beginning after the first day of fiscal 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

There was no adjustment due to the cumulative impact of adopting ASC 606. See Note 2, “Revenue Recognition,” for more information.

Standards Effective in Future Years
Leases. In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard will require leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018. We will adopt this standard effective January 1, 2019.
We have not completed our assessment, but the adoption of this standard may have a significant impact on our Consolidated Balance Sheets. However, we do not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease expense within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (“income statement”) or the Condensed Consolidated Statements of Cash Flows (“cash flows statement”). Information about our undiscounted future lease payments and the timing of those payments is in Note 13, “Lease Commitments,” in our Annual Report on Form 10-K.
Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220).” This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income/(loss) (“AOCI”) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We have not completed our assessment, but the adoption of the standard may impact tax amounts stranded in AOCI related to our pension plans. We will adopt this standard effective January 1, 2019.
2. Revenue Recognition

We recognize revenue when the following criteria are met: 1) Contract with the customer has been identified; 2) Performance obligations in the contract have been identified; 3) Transaction price has been determined; 4) The transaction price has been allocated to the performance obligations; and 5) Revenue is recognized when (or as) performance obligations are satisfied.

Contracts with our customers are generally in the form of our standard terms and conditions of sale. From time to time, we may enter into specific contracts with some of our larger customers, which may affect delivery terms. Performance obligations in our contracts generally consist solely of delivery of goods. For all sales channel types, consisting of warehouse, direct, and reload sales, we typically satisfy our performance obligations upon shipment. Our customer payment terms are typical for our industry, and may vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not deemed to be significant by us. For certain sales channels and/or products, our standard terms of payment may be as early as ten days.

In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. When the consigned inventory is sold by the customer, we recognize revenue on a gross basis, and subsequently adjust for trade allowances at month-end.

All revenues recognized are net of trade allowances (i.e., rebates), cash discounts, and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been insignificant for each of the reported periods. Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We believe that there will not be significant changes to our estimates of variable consideration.

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Quarter Ended
	March 31, 2018	April 1, 2017
Sales by category	(In thousands)
Structural products	$206,397	$190,713
Specialty products	231,481	239,119
Other (1)	(391)	(1,224)
Total net sales	$437,487	$428,608

(1)	“Other” includes unallocated allowances and discounts.
The following table presents our revenues disaggregated by sales channel. Sales and usage-based taxes are excluded from revenues.

	Quarter Ended
	March 31, 2018	April 1, 2017
Sales by category	(In thousands)
Warehouse	$333,305	$319,431
Direct	82,942	87,511
Reload and service revenue	28,270	28,387
Variable consideration	(7,030)	(6,721)
Total net sales	$437,487	$428,608

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales, general, and administrative expense.

We have made an accounting policy election to treat any common carrier shipping and handling activities as a fulfillment cost, rather than as a separate obligation or separate promised service.

3. Assets Held for Sale
As of March 31, 2018, we had designated two unused properties as held for sale, due to strategic initiatives, which was unchanged from December 30, 2017. At the time that these properties were designated as “held for sale,” we ceased recognizing depreciation expense on these assets. As of both March 31, 2018, and December 30, 2017, the net book value of total assets held for sale was $0.8 million and was included in “other current assets” in our Consolidated Balance Sheets. We are actively marketing the properties that are designated as held for sale.
4. Other Current Liabilities

The following table shows the components of other current liabilities:

	March 31, 2018	December 30, 2017 (2)
	(In thousands)
Employee benefits (1)	$5,819	$2,169
Insurance reserves and retention	4,886	4,070
State income taxes payable	3,298	14
Property, sales, and other non-income taxes payable	3,254	3,226
Accrued interest and other	845	1,293
Total	$18,102	$10,772
(1) As of March 31, 2018, included a $4.4 million increase due to the current portion of cash-settled Stock Appreciation Rights. See Note 7. On December 30, 2017, this balance was comprised substantially of $1.0 million of 401(k) match that was paid in the first quarter of fiscal 2018.
(2) Original presentation of other current liabilities as of December 30, 2017 in the Annual Report on Form 10-K included short-term capital lease obligations and the current portion of deferred gain on sale-leaseback transactions, which are now separately stated on our Condensed Consolidated Balance Sheets.
5. Revolving Credit Facility and Mortgage
On January 10, 2018, we completed sale-leaseback transactions on four distribution centers (the “Sale-Leaseback Transactions”). The net proceeds received from the Sale-Leaseback Transactions were used to pay the remaining balance of our $97.8 million mortgage, in its entirety, in the first quarter of fiscal 2018. For further information regarding the subsequent accounting treatment of the leases involved in the Sale-Leaseback Transactions, see Note 8.
As of March 31, 2018, we had outstanding borrowings of $223.3 million and excess availability of $70.1 million under the terms of the revolving credit facility entered into on October 10, 2017. We subsequently amended and restated our revolving credit facility on April 13, 2018. See Note 12 for further details of subsequent events involving our debt structure.
6. Net Periodic Pension Cost
The following table shows the components of net periodic pension cost (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Service cost	$133	$183
Interest cost on projected benefit obligation	963	1,179
Expected return on plan assets	(1,327)	(1,584)
Amortization of unrecognized loss	271	267
Net periodic pension cost	$40	$45

7. Stock Compensation

Cash-Settled Stock Appreciation Rights (“SARs”)
During fiscal 2016, we granted certain executives and employees cash-settled SARs. The cash-settled SARs vest on July 16, 2018, unless otherwise specifically amended. On the vesting date, half of any vested value of the cash-settled SARs will become payable within thirty days of the vesting date, and the remainder payable within one year of the vesting date. The exercise price for the cash-settled SARs was amended during the first quarter of fiscal 2018 so that it is based on a 20-day trading average of the Company’s common stock through the vesting date (rather than as previously stated as on the vesting date), in excess of the $7.00 grant date valuation.
As of March 31, 2018, there were 445,000 cash-settled SARs issued and outstanding. On December 30, 2017, we had accrued a total liability of approximately $1.0 million for the cash-settled SARs. On March 31, 2018, we increased the total liability to approximately $9.9 million, based on the assumptions below, which were largely driven by an increase in our stock price.
The following table summarizes the assumptions used to compute the current fair value of our cash-settled SARs:

	March 31, 2018 (1)	December 30, 2017 (2)
Stock price	$32.59	$9.76
Expected volatility	125.57%	33.80%
Risk-free interest rate	1.77%	1.55%
Expected term (in years)	0.29	0.54
Expected dividend yield	Not applicable	Not applicable

(1) Reflects an assumed exercise price based on the 20-trading day average, as per the amended SARs Agreement. The 20-day trading average was based on the 20 days prior to the last trading day of the fiscal quarter, inclusive of the last trading day.
(2) Reflects an assumed exercise price based on the closing stock price, as per the original SARs Agreement. The closing stock price used in the analysis was the closing stock price on the last trading day of the fiscal quarter.
8. Lease Commitments
Capital Leases
We have entered into certain long-term, non-cancelable capital leases for real estate, along with certain logistics equipment and vehicles. The real estate leases contain customary extension option periods and annual fixed rent escalations. As of March 31, 2018, the acquisition value and net book value of all assets under capital leases was $126.0 million and $110.2 million, respectively.
At March 31, 2018, our total commitments under capital leases recorded in the Consolidated Balance Sheets within “current liabilities - capital leases and real estate deferred gain” and “non-current liabilities - capital leases and real estate deferred gain” were as follows:

	Principal (1)	Interest
	(In thousands)
2018	$1,807	$8,728
2019	1,840	11,567
2020	1,501	11,509
2021	127	11,514
2022	(392)	11,570
Thereafter	107,452	178,594
Total	$112,335	$233,482
(1) Our principal amounts include negative amortization, including fiscal 2022, which consists solely of negative amortization. Negative amortization occurs for us on some of our real estate leases because of the structure of the lease payments; where the cash payment is applied to both interest and principal and wherein a calculated interest rate results in interest exceeding principal. The remaining amount of interest owed is added to the principal, resulting in the principal payment appearing as a negative.
In the case of certain of our real estate capital leases, negative amortization may occur because of a required allocation between land and building. Under the capital lease rules of the current lease accounting standard, ASC 840 (Leases), the lease payment is bifurcated between land and building, if certain conditions are met. In these cases, the portion of the payment attributed to the building is capitalized at the lesser of net present value or fair market value, and the interest rate is thus determined as the previously unknown variable; while the portion of the rental payment attributed to land is treated as rental expense.
Sale Leaseback Transactions
On January 10, 2018, we completed Sale-Leaseback Transactions on four distribution centers. We sold these properties for gross proceeds of $110.0 million. As a result of the Sale-Leaseback Transactions, we recognized capital lease assets and obligations totaling $95.1 million on these properties, and a total deferred gain of $83.9 million, which will be amortized over the lives of the applicable leases, in accordance with U.S. GAAP. These capital lease obligations are reflected in the capital lease table above.
9. Commitments and Contingencies

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
Collective Bargaining Agreements
As of March 31, 2018, we employed approximately 1,500 persons on a full-time basis. Additionally, at March 31, 2018, approximately 34% of our employees were represented by various local labor union Collective Bargaining Agreements (“CBAs”), of which approximately 11% of CBAs are up for renewal in fiscal 2018 or are currently expired and are under negotiation.
We subsequently acquired Cedar Creek Holdings, Inc. (“Cedar Creek”) on April 13, 2018. In connection with this acquisition, the total number of our full-time employees increased to approximately 2,600 persons. There are no unionized employees at Cedar Creek. See Note 12 for additional information regarding the acquisition of Cedar Creek.
10. (Loss) Earnings per Share
We calculate basic (loss) earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units, performance shares, and performance units. Due to year-to-date net losses, basic and diluted loss per share are equivalent for the three months ended March 31, 2018.
The reconciliation of basic (loss) earnings and diluted (loss) earnings per common share for the three months ended was as follows (in thousands, except per share data):

	Three Months Ended March 31, 2018	Three Months Ended April 1, 2017 (1)
Net (loss) income	$(13,427)	$584

Basic weighted shares outstanding	9,137	8,966
Dilutive effect of share-based awards	—	132
Diluted weighted average shares outstanding	9,137	9,098

Basic (loss) earnings per share	$(1.47)	$0.07
Diluted (loss) earnings per share	$(1.47)	$0.06
(1) Antidilutive common stock equivalents excluded from the diluted earnings per share calculation include all outstanding options and performance shares, and 50,000 total unvested restricted stock awards and restricted stock units.
11. Accumulated Other Comprehensive Loss
Comprehensive income is a measure of income which includes both net (loss) income and other comprehensive income. Other comprehensive income results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive (Loss) Income. Accumulated Other Comprehensive Loss is separately presented on our Consolidated Balance Sheets as part of common stockholders’ equity.

The changes in balances for each component of Accumulated Other Comprehensive Loss for the three months ended March 31, 2018, were as follows (in thousands):

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
December 30, 2017, beginning balance	$674	$(37,393)	$212	$(36,507)
Other comprehensive income, net of tax (1)	6	203	—	209
March 31, 2018, ending balance, net of tax	$680	$(37,190)	$212	$(36,298)

(1)
For the three months ended March 31, 2018, the actuarial loss recognized in the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income as a component of net periodic pension cost was $0.3 million, net of tax of $0.1 million (see Note 6).

12. Subsequent Events

On March 9, 2018, we entered into an Agreement and Plan of Merger with Cedar Creek, pursuant to which we agreed to acquire Cedar Creek in a merger transaction with one of our wholly-owned subsidiaries. The merger was consummated on April 13, 2018. As a result of the merger, we increased the number of our distribution facilities to approximately 70 facilities, and increased the number of full-time employees to approximately 2,600 persons. The Merger Agreement provided for an aggregate purchase price of $413.0 million on a debt-free, cash-free basis (the “Merger Consideration”). The Merger Consideration consisted of approximately $345.0 million in cash for payments to the equity holders of Cedar Creek and other closing payments, and approximately $68.0 million as the agreed value of capital leases. The Company used a portion of the proceeds from the Amended and Restated Revolving Credit Facility and the Term Loan (each as defined below) to finance the acquisition of Cedar Creek.
On April 13, 2018, in connection with the acquisition of Cedar Creek, we amended and restated our existing credit agreement, pursuant to which we increased the aggregate commitments of our senior-secured asset-based revolving loan and letter of credit facility (the “Amended and Restated Revolving Credit Facility”) to $600.0 million (an increase of $265.0 million). The Amended and Restated Revolving Credit Facility also provides for an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $150.0 million, subject to certain conditions, including lender consent. The maturity date pursuant to the Amended and Restated Revolving Credit Facility remains October 10, 2022. A portion of the proceeds from the Amended and Restated Revolving Credit Facility were used to fund a portion of the Merger Consideration and to fund transaction costs in connection with the Amended and Restated Revolving Credit Facility, and also transaction costs in connection with the acquisition of Cedar Creek.
On the same date, also in connection with the acquisition of Cedar Creek, we entered into a credit and guaranty agreement (the “Term Loan Agreement”) with HPS Investment Partners, LLC, as administrative agent and collateral agent (“HPS”). The Term Loan Agreement provides for a senior secured first lien term loan facility in an aggregate principal amount of $180.0 million (the “Term Loan”). The Term Loan requires principal payments of $450,000 each quarter, in arrears.The Term Loan Agreement requires certain mandatory prepayments of outstanding loans, subject to certain exceptions, including prepayments based on (i) net cash proceeds of certain asset sales, casualty and condemnation events and extraordinary receipts, (ii) net cash proceeds of certain issuances of debt, and (iii) commencing with the fiscal year ending December 28, 2019, a percentage of excess cash flow (as defined in the Term Loan Agreement for such fiscal year).The remaining balance is due on the loan maturity date October 13, 2023. In connection with the execution and delivery of the Term Loan Agreement, we also entered into a pledge and security agreement with HPS (the “Term Loan Security Agreement”). Pursuant to the Term Loan Security Agreement and other “Collateral Documents” (as such term is defined in the Term Loan Agreement), our obligations under the Term Loan Agreement are secured by a security interest in substantially all of our assets, including inventories, accounts receivable, real property, and proceeds from those items. The proceeds from the Term Loan were used to fund a portion of the Merger Consideration and to fund transaction costs of the Term Loan and transaction costs in connection with the acquisition of Cedar Creek.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. This MD&A section should be read in conjunction with our condensed consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 30, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”). This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing.
The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors outside of our control; that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2017, as filed with the SEC, and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	changes in the prices, supply and/or demand for products which we distribute;

•	inventory management and commodities pricing;

•	new housing starts and inventory levels of existing homes for sale;

•	general economic and business conditions in the U.S.;

•	acceptance by our customers of our privately branded products;

•	financial condition and creditworthiness of our customers;

•	supply from our key vendors;

•	reliability of the technologies we utilize;

•	activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	adverse weather patterns or conditions;

•	acts of cyber intrusion;

•	variations in the performance of the financial markets, including the credit markets; and

•	other factors described herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2017, as filed with the SEC.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Executive Level Overview
Background
We are a leading distributor of building and industrial products in the U.S. The Company is headquartered in Atlanta, Georgia, with executive offices located at 4300 Wildwood Parkway, Atlanta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S. and deliver building and industrial products to a variety of wholesale and retail customers. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board, rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 47% of our year-to-date fiscal 2018 net sales. Specialty products include roofing, insulation, moulding, engineered wood, vinyl products (used primarily in siding), and metal products (excluding rebar and remesh). Specialty products accounted for approximately 53% of our year-to-date fiscal 2018 net sales.
Recent Developments
On January 10, 2018, we completed the Sale-Leaseback Transactions on four distribution centers. We sold these properties for gross proceeds of $110.0 million. As a result of the Sale-Leaseback Transactions, we recognized capital lease assets and obligations totaling $95.1 million on these properties, and a total deferred gain of $83.9 million, which will be amortized over the lives of the applicable leases, in accordance with U.S. GAAP. The net proceeds received from the Sale-Leaseback Transactions were used to pay the remaining balance of our mortgage in its entirety in the first quarter of fiscal 2018. For tax purposes, the gain on the Sale-Leaseback Transactions is fully recognized in the year of sale. Our NOLs are sufficient to offset the taxable gain on the sale of these properties.
On April 13, 2018, in connection with the acquisition of Cedar Creek, we amended and restated our existing credit agreement, pursuant to which we increased the aggregate commitments of our senior secured asset-based revolving loan and letter of credit facility for total aggregate commitments of up to $600.0 million (an increase of $265.0 million). The maturity date pursuant to the amended and restated credit agreement remains October 10, 2022. A portion of the proceeds from the Amended and Restated Revolving Credit Facility were used to fund a portion of the Merger Consideration and to fund transaction costs in connection with both the acquisition of Cedar Creek and the Amended and Restated Revolving Credit Facility.
On the same date, also in connection with the acquisition of Cedar Creek, we entered into the Term Loan Agreement with HPS. The Term Loan Agreement provides for a Term Loan in an aggregate principal amount of $180.0 million. The Term Loan requires principal payments of $450,000 each quarter, in arrears. The Term Loan Agreement requires certain mandatory prepayments of outstanding loans, subject to certain exceptions, including prepayments based on (i) net cash proceeds of certain asset sales, casualty and condemnation events and extraordinary receipts, (ii) net cash proceeds of certain issuances of debt, and (iii) commencing with the fiscal year ending December 28, 2019, a percentage of excess cash flow (as defined in the Term Loan Agreement for such fiscal year). The remaining balance is due on the loan maturity date October 13, 2023. In connection with the execution and delivery of the Term Loan Agreement, we also entered into the Term Loan Security Agreement with HPS. Pursuant to the Term Loan Security Agreement and other Collateral Documents, our obligations under the Term Loan Agreement are secured by a security interest in substantially all of our assets, including inventories, accounts receivable, real property, and proceeds from those items. The proceeds from the Term Loan were used to fund a portion of the Merger Consideration and to fund transaction costs in connection with both the acquisition of Cedar Creek and the Term Loan.
Except where otherwise expressly indicated, this MD&A addresses our results of operations and liquidity and capital resources for the first fiscal quarter of 2018, and thus, it does not include such matters with respect to Cedar Creek.
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

Results of Operations
The following table sets forth our results of operations for the first quarter of fiscal 2018 and fiscal 2017:

	First Quarter of Fiscal 2018	% of Net Sales	First Quarter of Fiscal 2017	% of Net Sales
	(Dollars in thousands)
Net sales	$437,487	100.0%	$428,608	100.0%
Gross profit	55,325	12.7%	54,434	12.7%
Selling, general, and administrative	59,240	13.5%	53,051	12.4%
Gains from sales of property	—	—%	(6,700)	(1.6)%
Depreciation and amortization	2,665	0.6%	2,363	0.6%
Operating (loss) income	(6,580)	(1.5)%	5,720	1.3%
Interest expense	8,480	1.9%	5,242	1.2%
Other income, net	(94)	—%	(139)	—%
(Loss) income before (benefit from) provision for income taxes	(14,966)	(3.4)%	617	0.1%
(Benefit from) provision for income taxes	(1,539)	(0.4)%	33	—%
Net (loss) income	$(13,427)	(3.1)%	$584	0.1%
The following table sets forth net sales by product category versus comparable prior periods:

	Quarter Ended
	March 31, 2018	April 1, 2017
Sales by category	(In millions)
Structural products	$206	$191
Specialty products	231	239
Other (1)	—	(1)
Total net sales	$437	$429

(1)	“Other” includes unallocated allowances and discounts.
The following table sets forth gross profit and gross margin percentages by product category versus comparable prior periods:

	Quarter Ended
	March 31, 2018	April 1, 2017
Gross profit by category	(Dollars in millions)
Structural products	$20	$18
Specialty products	35	35
Other (1)	—	1
Total gross profit	$55	$54
Gross margin % by category
Structural products	9.9%	9.8%
Specialty products	15.0%	14.5%
Total gross margin %	12.7%	12.7%

(1)	“Other” includes unallocated allowances and discounts.

First Quarter of Fiscal 2018 Compared to First Quarter of Fiscal 2017
Net sales.  For the first quarter of fiscal 2018, net sales increased 2.1%, or $8.9 million, compared to the first quarter of fiscal 2017. Sales growth was largely driven by a benefit from commodity price increases on our structural products.
Gross profit and gross margin.  For the first quarter of fiscal 2018, gross profit dollars increased by $0.9 million, or 1.6%, compared to the first quarter of fiscal 2017. The gross profit increase in the first quarter of fiscal 2018 was largely due to increased margin on both specialty and structural products. Gross margin percentage remained flat at 12.7%, primarily due to the sales mix of specialty and structural products.
Selling, general, and administrative expenses.  The increase of 11.7%, or $6.2 million, for the first quarter of fiscal 2018, compared to the first quarter of fiscal 2017, is primarily comprised of expense accruals related to cash-settled stock appreciation rights in fiscal 2018 of approximately $8.9 million, partially offset by $4.5 million of charges that were not repeated in fiscal 2018 for multi-employer pension withdrawal liability, as had occurred in the first quarter of fiscal 2017. Additionally, we incurred charges during the quarter for legal, consulting, and professional fees related to the Cedar Creek acquisition of $3.6 million.
Gains from sales of property. Gains from sales and leaseback of property in the first quarter of fiscal 2018 were deferred, due to the rules of accounting for sale and leaseback transactions, and are amortized as a credit to selling, general, and administrative expenses in the amount of approximately $1.3 million per fiscal quarter. The accounting treatment of gains from sale and leaseback transactions differs from that of sale transactions with no leaseback; as a sales of property without leaseback are allowed immediate and full gain recognition in the period of the sale of the property. Sales of property with no leaseback in the first quarter of fiscal 2017 resulted in gains recognized of $6.7 million.
Interest expense. Interest expense increased by $3.2 million for the first quarter of fiscal 2018, compared to the first quarter of fiscal 2017. This increase was largely comprised of debt modification fees of $2.2 million and capital lease interest of $2.1 million, partially offset by a $1.4 million decrease in mortgage interest.
Net income. Net income was substantially impacted by the recording of additional expense in the first quarter of fiscal 2018 of approximately $8.9 million, due to incremental expense recognized for our cash-settled Stock Appreciation Rights.
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
Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations and borrowings under our revolving credit facility. We expect that these sources will fund our ongoing cash requirements for the foreseeable future. We believe that sales in the normal course of our operations and amounts currently available from our revolving credit facility and other sources will be sufficient to fund our routine operations, including working capital requirements, for at least the next 12 months.
Mortgage Payoff and Capital Lease Commitments
On January 10, 2018, we completed the Sale-Leaseback Transactions on four distribution centers. We sold these properties for gross proceeds of $110.0 million. As a result of the Sale-Leaseback Transactions, we recognized capital lease assets and obligations totaling $95.1 million on these properties, and a total deferred gain of $83.9 million, which will be amortized over the lives of the applicable leases, in accordance with U.S. GAAP. The net proceeds received from the Sale-Leaseback Transactions were used to pay the remaining balance of our mortgage of $97.8 million, in its entirety, in the first quarter of fiscal 2018.
Our total capital lease commitments, which substantially relate to leases of property, totaled $112.3 million as of March 31, 2018.
Revolving Credit Facility
As of March 31, 2018, we had outstanding borrowings of $223.3 million and excess availability of $70.1 million under the terms of our Credit Agreement, dated as of October 10, 2017, by and among us, certain of our subsidiaries, as borrowers or guarantors; Wells Fargo Bank, National Association, in its capacity as administrative agent; and certain other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement provided for a senior secured revolving loan and letter of credit facility of up to $335.0 million (the “Revolving Credit Facility”) and an uncommitted accordion feature that permitted us to increase the facility by an aggregate additional principal amount of up to $75.0 million, subject to certain conditions, including lender consent. The maturity date of the Credit Agreement is October 10, 2022, which was unchanged by the subsequent amendment and restatement, discussed below.
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
We were in compliance with all covenants under the Credit Agreement as of March 31, 2018.
Material Subsequent Events in Liquidity and Capital Resources
As previously disclosed, on April 13, 2018, we completed our acquisition of Cedar Creek for an aggregate purchase price of $413.0 million on a debt-free, cash-free basis. This consideration consisted of approximately $345.0 million in cash for payments to equity holders of Cedar Creek and other closing payments, and approximately $68.0 million as the agreed value of capital leases.
On April 13, 2018, in connection with the acquisition of Cedar Creek, we entered into the Amended and Restated Credit Facility, pursuant to which we increased the aggregate commitments of our senior-secured asset-based revolving loan and letter of credit facility to $600.0 million (an increase of $265.0 million). The Amended and Restated Revolving Credit Facility also provides for an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $150.0 million, subject to certain conditions, including lender consent. The maturity date pursuant to the Amended and Restated Credit Facility remains October 10, 2022. In connection with the execution and delivery of the Amended and Restated Credit Facility, we also entered into a new guaranty and security agreement with Wells Fargo, pursuant to which our obligations under the Amended and Restated Credit Facility are secured by a security interest in substantially all of the our operating subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items.
The Amended and Restated Credit Facility provides for interest on the loans at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.75% to 2.25%, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.75% to 1.25%, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on the base rate.
In the event excess availability falls below the greater of (i) $50.0 million and (ii) 10% of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time, the Amended and Restated Credit Facility requires maintenance of a fixed charge coverage ratio of 1.0 to 1.0 until such time as our excess availability has been at least the greater of (i) $50.0 million and (ii) 10% of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time for a period of 30 consecutive days.
On April 13, 2018, also in connection with the acquisition of Cedar Creek, we entered into the Term Loan Agreement, by and among us, certain of our subsidiaries, HPS, and certain other financial institutions party thereto, which provides for a Term Loan of $180.0 million. The Term Loan requires principal payments of $450,000 each quarter, in arrears. The Term Loan Agreement requires certain mandatory prepayments of outstanding loans, subject to certain exceptions, including prepayments based on (i) net cash proceeds of certain asset sales, casualty and condemnation events and extraordinary receipts, (ii) net cash proceeds of certain issuances of debt, and (iii) commencing with the fiscal year ending December 28, 2019, a percentage of excess cash flow (as defined in the Term Loan Agreement for such fiscal year). The remaining balance is due on the loan maturity date October 13, 2023.
In connection with the execution and delivery of the Term Loan Agreement, we and certain of our subsidiaries also entered into the Term Loan Security Agreement with HPS. Pursuant to the Term Loan Security Agreement and other Collateral Documents, our obligations under the Term Loan Agreement are secured by a security interest in substantially all of our operating subsidiaries’ assets, including inventories, accounts receivable, real property, and proceeds from those items. The Term Loan may be prepaid in whole or in part from time to time, subject to payment of the Prepayment Premium if such voluntary prepayment does not otherwise constitute an exception to the Prepayment Premium under the Term Loan Agreement and is made prior to the fourth anniversary of the closing date of the Term Loan Agreement, and all breakage costs incurred by any lender thereunder.
The Term Loan Agreement provides for interest on the term loan at a rate per annum equal to (i) LIBOR (subject to a 1.00% floor) plus a margin of 7.00% for loans based on LIBOR, or (ii) the administrative agent’s base rate (subject to a 2.00% floor) plus a margin of 6.00%, for loans based on the base rate.
The Term Loan Agreement requires maintenance of a total net leverage ratio of 8.25 to 1.00 for the fiscal quarter ending September 29, 2018, and such required covenant level reduces over the term of the Term Loan as set forth in the Term Loan Agreement.
The Term Loan Agreement also contains representations and warranties and affirmative and negative covenants customary for financing transactions of this type, as well as customary events of default.
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first three months of fiscal 2018 was $45.0 million, compared to net cash used in operating activities of $39.9 million in the first three months of fiscal 2017. The use of net cash in operating activities was substantially due to changes in working capital accounts. Accounts receivable increased by $28.8 million during the first three months of fiscal 2018. Inventory increased by $41.3 million in the first three months of fiscal 2018, which reflects the seasonality of our business, as we enter into our historical peak selling season. The increases in accounts receivable and inventories were partially offset by increases in accounts payable.
Investing Activities
Net cash provided by investing activities for the first three months of fiscal 2018 was $107.5 million compared to net cash provided by investing activities of $27.3 million in the first three months of fiscal 2017. Our net cash provided by investing activities in both periods primarily was related to the sales of certain distribution facilities, including sale and leaseback transactions.
In the future, we may sell property and/or enter into further sale and lease back transactions of certain of our owned properties.
Financing Activities
Net cash used in financing activities of $60.2 million for the first three months of fiscal 2018, primarily reflected the payment in full of our mortgage loan of $97.8 million, partially offset by seasonal net borrowings on our revolving credit facility of $40.7 million.
We amended and restated revolving credit facility on April 13, 2018, and also entered into a Term Loan on that date. See “Material Changes in Liquidity and Capital Resources,” above, for additional information.

Operating Working Capital (1)

Selected financial information (in thousands)
	March 31, 2018	December 30, 2017	April 1, 2017
Current assets:
Cash	$7,069	$4,696	$5,185
Receivables, less allowance for doubtful accounts	162,904	134,072	160,068
Inventories, net	228,849	187,512	214,658
Other current assets	18,911	17,124	18,271
Total current assets	$417,733	$343,404	$398,182

Current liabilities:
Accounts payable	$107,097	$70,623	$100,189
Bank overdrafts	21,322	21,593	18,354
Accrued compensation	4,815	9,229	5,071
Current maturities of long-term debt, net of discount	—	—	2,246
Current liabilities - capital leases and real estate deferred gain	7,478	5,388	5,093
Other current liabilities	18,102	10,772	8,180
Total current liabilities	$158,814	$117,605	$139,133

Operating working capital	$258,919	$225,799	$261,295
(1) Operating working capital is defined as current assets less current liabilities plus the current portion of long-term debt.
Operating working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Management of operating working capital helps us monitor our progress in meeting our goals to enhance our return on working capital assets.
Operating working capital of $258.9 million at March 31, 2018, compared to $225.8 million as of December 30, 2017, increased on a net basis of approximately $33.1 million as a result of the seasonal nature of our business, including increases in inventories in anticipation of summer sales. This seasonality resulted in a $28.8 million increase in accounts receivable and an increase in inventory of $41.3 million, offset by an increase in accounts payable of $36.5 million.
Operating working capital decreased from April 1, 2017, to March 31, 2018, by $2.4 million, primarily driven by an increase in accounts payable, partially offset by increases in inventories. This operating working capital decrease occurred with an increase in sales of $8.9 million, indicating a more efficient use of working capital.
Critical Accounting Policies
The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. There have been no material changes to our critical accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a Smaller Reporting Company, we are not required to provide the information required by this Item.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the first quarter of fiscal 2018, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
We are supplementing the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017, as filed with the SEC, with the risk factors set forth below:
We may be unable to successfully integrate the operations of Cedar Creek.

We may not be able to integrate the operations of Cedar Creek with our own operations in an efficient and cost-effective manner or without significant disruption to our or Cedar Creek’s existing operations. Moreover, acquisitions, such as the Cedar Creek acquisition, involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, the achievement of expected synergies, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies and the diversion of management attention and resources from existing operations. Our failure to integrate Cedar Creek’s business effectively or to manage other consequences of this acquisition, including increased indebtedness, could prevent us from achieving anticipated synergies from the acquisition, and could adversely affect our financial condition, operating results and cash flows.

In connection with the Cedar Creek acquisition, we incurred significant additional indebtedness which could adversely affect us, including by decreasing our business flexibility, and increasing our interest expense.
We substantially increased our indebtedness in connection with the Cedar Creek acquisition by (i) amending and restating our existing credit agreement, pursuant to which we increased the aggregate commitments of our senior secured asset-based revolving loan and letter of credit facility by up to $265.0 million (for total aggregate commitments of up to $600.0 million, not including an uncommitted accordion facility of up to $150.0 million; the uncommitted according may be drawn subject to certain conditions, including lender consent); and (ii) entering into the Term Loan Agreement with HPS, which provides for a senior secured first lien term loan facility in an aggregate principal amount of $180.0 million. This additional indebtedness may increase our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions.
The amount of cash required to pay interest on our increased indebtedness level puts greater demands on our cash resources. The increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, further acquisitions, and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected synergies from the Cedar Creek acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions, or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.
We have sold and leased back certain of our distribution centers under long-term non-cancelable leases. Many of these leases are capital leases, and our interest expense may increase as a result. Furthermore, we may be unable to renew leases at the end of their terms. If we close a distribution center, we are still obligated under the applicable lease.

Certain of our distribution centers are leased under non-cancelable leases which typically have initial expiration terms ranging from ten to fifteen years, and most provide options to renew for specified periods of time. These leases are generally recognized and accounted for as capital leases, which may significantly increase the stated interest expense that is recognized in our income statements.

If we close a distribution center, we would remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes, and other expenses on the leased property for the balance of the lease term. Management may explore offsets to remaining obligations such as subleasing opportunities or negotiated lease terminations. Our obligation to continue making rental payments with respect to leases for closed distribution centers could have a material adverse effect on our business and results of operations. At the end of a lease term and any renewal period for a leased distribution center, or for those locations where we have no renewal options remaining, we may be unable to renew the lease without additional cost, if at all. If we are unable to renew our distribution center leases, we may close or, if possible, relocate the distribution center, which could subject us to additional costs and risks which could have a material adverse effect on our business. Additionally, the revenue and profit generated at a relocated distribution center may not equal the revenue and profit generated at the previous location.
We are required to recognize compensation expense related to employee restricted stock units, performance shares, and cash-settled stock appreciation rights. There is no assurance the expense we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense may adversely impact our operating results.
We measure and recognize compensation expense for all stock-based compensation based on estimated values. Stock-based compensation accounted for using the equity method is accounted for using the grant-date fair value, while stock-based compensation accounted for using the liability method (most significantly, our cash-settled stock appreciation rights) is adjusted on a quarterly basis using an option pricing model. Thus, our operating results contain a non-cash charge for stock-based compensation expense related to employee restricted stock units and performance shares, which are accounted for using the equity method; and an accrual for the potential future cash outlay for cash-settled stock appreciation rights accounted for using the liability method.
The option pricing model which calculates the value of our cash-settled stock appreciation rights is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. The variable of expected stock price volatility over the term of the awards may cause the recorded expense to fluctuate, in a manner that may be significant to our operating results, and there is no assurance that the recognition of this expense would not affect the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description

2.1
Agreement and Plan of Merger dated as of March 9, 2018, by and among BlueLinx Corporation, Panther Merger Sub, Inc., Cedar Creek Holdings, Inc., and Charlesbank Equity Fund VII Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2018).

10.1		Form of Amendment to Stock Appreciation Rights Agreements (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2018).

10.2		Form of Purchase and Sale Agreement dated as of November 6, 2017.

10.3		Form of Amendment to Purchase and Sale Agreement dated as of December 17, 2017.

10.4
Debt Commitment Letter dated as of March 9, 2018, by and among Wells Fargo Bank, N.A., Bank of America, N.A., and BlueLinx Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2018).

10.5
Debt Commitment Letter dated as of March 9, 2018, by and between HPS Investment Partners, LLC and BlueLinx Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2018).

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

BlueLinx Holdings Inc.
(Registrant)

Date: May 3, 2018	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer