Form 10-Q
period 2018-06-30
BlueLinx Holdings Inc.
filed 2018-08-09
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018

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
Emerging growth company ☐
(If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2018 there were 9,288,673 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$892,952	$474,001	$1,330,439	$902,609
Cost of sales	789,301	413,455	1,171,463	787,629
Gross profit	103,651	60,546	158,976	114,980
Operating expenses (income):
Selling, general, and administrative	91,723	49,151	150,963	102,202
Gains from sales of property	—	—	—	(6,700)
Depreciation and amortization	7,444	2,253	10,109	4,616
Total operating expenses	99,167	51,404	161,072	100,118
Operating income (loss)	4,484	9,142	(2,096)	14,862
Non-operating expenses (income):
Interest expense	12,194	5,367	20,674	10,609
Other income, net	(94)	(139)	(188)	(278)
Income (loss) before provision for (benefit from) income taxes	(7,616)	3,914	(22,582)	4,531
Provision for (benefit from) income taxes	942	676	(597)	709
Net income (loss)	$(8,558)	$3,238	$(21,985)	$3,822

Basic earnings (loss) per share	$(0.93)	$0.36	$(2.40)	$0.42
Diluted earnings (loss) per share	$(0.93)	$0.35	$(2.40)	$0.42

Comprehensive income (loss):
Net income (loss)	$(8,558)	$3,238	$(21,985)	$3,822
Other comprehensive income (loss):
Foreign currency translation, net of tax	(9)	2	(3)	14
Amortization of unrecognized pension loss, net of tax	201	268	404	536
Pension curtailment, net of tax	—	(592)	—	(592)
Total other comprehensive income (loss)	192	(322)	401	(42)
Comprehensive income (loss)	$(8,366)	$2,916	$(21,584)	$3,780

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash	$5,210	$4,696
Receivables, less allowances of $4,554 and $2,761, respectively	329,980	134,072
Inventories, net	409,713	187,512
Other current assets	43,734	17,124
Total current assets	788,637	343,404
Property and equipment:
Land and land improvements	23,534	30,802
Buildings	179,894	84,781
Machinery and equipment	113,278	70,596
Construction in progress	742	570
Property and equipment, at cost	317,448	186,749
Accumulated depreciation	(98,820)	(102,977)
Property and equipment, net	218,628	83,772
Goodwill and other intangibles, net	76,271	—
Deferred tax asset	43,763	53,853
Other non-current assets	17,818	13,066
Total assets	$1,145,117	$494,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,068	$70,623
Bank overdrafts	32,512	21,593
Accrued compensation	11,502	9,229
Current maturities of long-term debt, net of discount of $64 and $0, respectively	1,736	—
Capital leases - short-term	8,239	3,552
Real estate deferred gains - short-term	5,330	1,836
Other current liabilities	21,905	10,772
Total current liabilities	237,292	117,605
Non-current liabilities:
Long-term debt, net of discount of $12,311 and $3,792, respectively	615,055	276,677
Capital leases - long-term	147,073	14,007
Real estate deferred gains - long-term	88,355	10,485
Pension benefit obligation	27,621	30,360
Other non-current liabilities	17,365	9,959
Total liabilities	1,132,761	459,093

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued and Outstanding - 9,219,470 and 9,100,923, respectively	92	91
Additional paid-in capital	258,525	259,588
Accumulated other comprehensive loss	(36,106)	(36,507)
Accumulated stockholders’ deficit	(210,155)	(188,170)
Total stockholders’ equity	12,356	35,002
Total liabilities and stockholders’ equity	$1,145,117	$494,095

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Net cash used in operating activities	$(98,470)	$(53,892)

Cash flows from investing activities:
Proceeds from sale of assets	107,960	27,598
Acquisition of business, net of cash acquired - see Note 2	(353,094)	—
Property and equipment investments	(577)	(189)
Net cash provided by (used in) investing activities	(245,711)	27,409

Cash flows from financing activities:
Borrowings from revolving credit facilities	534,380	227,654
Repayments on revolving credit facilities	(267,449)	(172,932)
Borrowings from term loan	180,000	—
Repayments on term loan	(450)	—
Principal payments on mortgage	(97,847)	(28,976)
Bank overdrafts	10,919	599
Debt financing costs	(9,775)	—
Payments on capital lease obligations	(3,262)	(1,889)
Repurchase of shares to satisfy employee tax withholdings	(1,821)	(226)
Cash released from escrow related to the mortgage	—	1,490
Net cash provided by financing activities	344,695	25,720

Net change in cash	514	(763)
Cash at beginning of period	4,696	5,540
Cash at end of period	$5,210	$4,777

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Our financial condition as of, and our operating results for, the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 29, 2018 or any other interim period. Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not materially impact the Company's operating income (loss) or consolidated net income (loss).
Acquisition of Cedar Creek
On April 13, 2018, we completed our previously announced acquisition of Cedar Creek Holdings, Inc. ("Cedar Creek"). Upon closing of the acquisition, Cedar Creek became one of our indirect wholly-owned subsidiaries. As a result of the acquisition, we increased the number of our distribution facilities to approximately 70 facilities, and increased the number of our full-time employees to over 2,500 persons.
The preliminary aggregate purchase price was approximately $361.8 million, consisting of: (i) payments to Cedar Creek’s shareholders in exchange for common stock valued at approximately $166.4 million; (ii) $13.7 million to pay off debt to a subordinated shareholder; (iii) $174.2 million to pay off an existing Cedar Creek debt; and (iv) $7.3 million in transaction costs paid on behalf of the seller. The final purchase price is subject to a customary post-closing adjustment for, among other things, final working capital of the acquired business (See Note 2).
The assets acquired and liabilities assumed and the results of operations of the acquired business are included in our consolidated results for the period from April 13, 2018, to June 30, 2018.
Revolving Credit Facility
On April 13, 2018, in connection with the acquisition of Cedar Creek, we amended and restated our existing credit agreement, pursuant to which we increased the aggregate commitments of our senior-secured asset-based revolving loan and letter of credit facility (the “Revolving Credit Facility”) to $600.0 million (an increase of $265.0 million). The amended Revolving Credit Facility also provides for an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $150.0 million, subject to certain conditions, including lender consent. A portion of the proceeds from the Revolving Credit Facility were used to fund the purchase price for Cedar Creek, transaction costs in connection with amending and restating the Revolving Credit Facility, and transaction costs in connection with the acquisition of Cedar Creek (See Note 6).
Term Loan Facility
On April 13, 2018, in connection with the acquisition of Cedar Creek, we entered into a new credit and guaranty agreement (the “Term Loan Agreement”) with HPS Investment Partners, LLC, as administrative agent and collateral agent (“HPS”) and certain other financial institutions party thereto. The Term Loan Agreement provides for a senior secured first lien term loan facility in an aggregate principal amount of $180.0 million (the “Term Loan Facility”). The proceeds from the Term Loan Facility were used to fund a portion of the purchase price for Cedar Creek, to fund transaction costs of the Term Loan Facility, and transaction costs in connection with the acquisition of Cedar Creek (See Note 6).
Recently Adopted Accounting Standards
Revenue from Contracts with Customers. In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASC 606”)” that superseded existing revenue recognition guidance. Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. The standard was effective for the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. Entities were permitted to adopt the standard using a “full retrospective” approach (retrospectively to each prior reporting period presented) or a “modified retrospective” approach (reporting the cumulative effect as of the date of adoption).
On December 31, 2017, the first day of our fiscal 2018 year, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of that date. Results for reporting periods beginning after the first day of fiscal 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under the previous accounting standard, ASC 605.
There was no adjustment due to the cumulative impact of adopting ASC 606 (See Note 4).
Standards Effective in Future Years
Leases. In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard will require leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018. We will adopt this standard, and all related amendments thereto, effective January 1, 2019.
We have not completed our assessment, but the adoption of this standard may have a significant impact on our Condensed Consolidated Balance Sheets. However, we do not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease expense within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) or the Condensed Consolidated Statements of Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is presented in Note 13, “Lease Commitments,” in our Annual Report on Form 10-K.
Goodwill. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350).” This standard is intended to simplify the test for goodwill impairments by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new ASU, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard will be effective for reporting periods beginning after December 15, 2019. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations and cash flows. We will adopt this standard effective January 1, 2019.
Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220).” This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) (“AOCI”) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We have not completed our assessment, but the adoption of the standard may impact tax amounts stranded in AOCI related to our pension plans. We will adopt this standard effective January 1, 2019.

2. Acquisition
On April 13, 2018, we completed our previously announced acquisition of Cedar Creek for a preliminary purchase price of approximately $361.8 million. The acquisition was completed pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 9, 2018, by and among BlueLinx Corporation, one of our wholly owned subsidiaries, Panther Merger Sub, Inc., a wholly-owned subsidiary of BlueLinx Corporation ("Merger Sub"), Cedar Creek, and CharlesBank Equity Fund VII, Limited Partnership (“CharlesBank”). Upon closing the transactions contemplated by the Merger Agreement, among other things, Merger Sub was merged with and into Cedar Creek, with Cedar Creek surviving the acquisition as one of our indirect wholly-owned subsidiaries. As a result of the acquisition, we increased the number of our distribution facilities to approximately 70 facilities, and increased the number of our full-time employees to over 2,500 persons.

Cedar Creek was established in 1977 as a wholesale building materials distribution company, that distributes wood products across the United States. Its products include specialty lumber, oriented strand board, siding, cedar, spruce, engineered wood products and other building products.

The acquisition is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in our consolidated results for the period from April 13, 2018, to June 30, 2018.

The acquired business contributed net sales and net income of $358.1 million and $1.2 million, respectively, to the Company for the period from April 13, 2018, to June 30, 2018. The net income for the period from April 13, 2018, to June 30, 2018 included integration-related costs and the negative impact of selling a higher cost Cedar Creek inventory recorded at fair value. The following unaudited consolidated pro forma information presents consolidated information as if the acquisition had occurred on January 1, 2017:

	Proforma
	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$948,555	$848,644	$1,732,822	$1,618,383
Net income (loss)	9,180	5,963	(1,439)	(30,290)
Earnings (loss) per common share:
Basic	$1.00	$0.66	$(0.16)	$(3.36)
Diluted	0.98	0.65	(0.16)	(3.36)
The pro forma amounts above have been calculated in accordance with GAAP after applying the Company's accounting policies and adjusting: (i) the three and six months ending June 30, 2018, to reflect a $10.9 million charge related to an inventory step-up adjustment, and the three and six months ended July 1, 2017, for $0 and $11.6 million, respectively; (ii) the three and six months ending June 30, 2018, for $30.4 million and $34.0 million, respectively, for transaction related costs, and the three and six months ended July 1, 2017, for $0 and $34.0 million, respectively. Due to the net loss for the six-month periods ended June 30, 2018 and 2017, $0.1 million of incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding, in both periods, because their effect would be anti-dilutive. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the acquisition, are presented for illustrative purposes only, and are not necessarily indicative of results that would have been achieved had the acquisition occurred as of January 1, 2017, or of future operating performance.

The following table describes the payments to Cedar Creek’s equity holders and the debt paid and incurred in connection with the acquisition:

(In thousands)
Consideration paid to shareholders and amounts paid to creditors:
Payments to Cedar Creek shareholders[1]	$166,447
Subordinated unsecured note (due to shareholder)[2]	13,743
Seller’s transaction costs paid by Company	7,349
Add: pay off of Cedar Creek debt:
Credit agreement[3]	174,213
Total preliminary cash purchase price	$361,752
_____________

[1]	Payments to Cedar Creek’s shareholders include the purchase of common stock and certain escrow adjustments.

[2]	The Cedar Creek note payable to a shareholder of $13.7 million was paid in full upon the acquisition of Cedar Creek and included $10 million in subordinated debt and $3.7 million in accrued interest.

[3]
To finance the acquisition of Cedar Creek, the Company amended and restated its Revolving Credit Facility to increase the availability thereunder to $600.0 million, with an uncommitted accordion feature of up to $150.0 million, and also entered into a new $180.0 million senior secured Term Loan Facility (See Note 6).

The excess of total preliminary purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies and growth potential that the Company expects to realize from the acquisition. Additional goodwill generated from the acquisition is not deductible for tax purposes.

When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Changes to the preliminary estimates will be made as soon as practicable, but no later than one year following the acquisition date.

The final allocation of purchase consideration, based on final valuations, could include changes in the estimated fair value of inventories; property, plant and equipment; customer relationships, noncompete agreements, trade names, and other intangibles; and deferred income taxes. The information below represents the preliminary purchase price allocation:

(In thousands)
Cash and net working capital assets (excluding inventory)	$90,768
Inventory	159,041
Property and equipment	70,386
Other, net	8,045
Intangible assets and goodwill:
Customer relationships	26,500
Non-compete agreements	7,980
Trade names	6,826
Favorable leasehold interests	800
Goodwill	36,159
Capital leases and other liabilities	(44,753)
Cash purchase price	$361,752

3. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek, we acquired certain intangible assets. As of June 30, 2018, our intangible assets consists of goodwill and other intangible assets including customer relationships, noncompete agreements, trade names, and favorable leasehold interests.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, trade names and favorable lease interests) acquired and liabilities assumed under acquisition accounting for business combinations.
During the six months ended June 30, 2018, we preliminarily allocated the fair values of assets acquired and liabilities assumed in the acquisition of Cedar Creek and recognized $36.1 million in goodwill. This amount is subject to change.
Definite-Lived Intangible Assets.
At June 30, 2018, in connection with the acquisition of Cedar Creek, we had definite-lived intangible assets that related to customer relationships, noncompete agreements, trade names and favorable leasehold interests.
At June 30, 2018, the gross carrying amounts, the accumulated amortization and the net carrying amounts of our definite-lived intangible assets were as follows:

(In thousands)	Gross carrying amounts	Accumulated Amortization	[2]	Net carrying amounts
Customer relationships	$26,500	$(934)		$25,566
Noncompete agreements	7,980	(450)		7,530
Trade names	6,826	(480)		6,346
Favorable leasehold interests[1]	800	(12)		788
Total	$42,106	$(1,876)		$40,230

____________________
[1] Amortized to rent expense
[2] Intangible assets except customer relationships are amortized on straight line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
The weighted average estimated useful life remaining for customer relationships, noncompete agreements, trade names and favorable leasehold interest is approximately 12 years, 4 years, 3 years and 12 years respectively. Amortization expense for the definite-lived intangible assets was $1.9 million for both the three and six-month periods ended June 30, 2018. There were no amortization charges for the comparative periods of the prior year. Total estimated annual amortization expense for definite-lived intangible assets over the next five fiscal years is approximately $8.5 million per year.
Valuation of Goodwill
The carrying values of our goodwill will be tested for impairment annually using a measurement date of October 1. In addition, we evaluate the carrying values of these assets for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions and significant changes in our market capitalization.
4. Revenue Recognition
We recognize revenue when (or as) the following criteria are met: i) contract with the customer has been identified; ii) performance obligations in the contract have been identified; iii) transaction price has been determined; iv) the transaction price has been allocated to the performance obligations; and v) the related performance obligations are satisfied.

Contracts with our customers are generally in the form of standard terms and conditions of sale. From time to time, we may enter into specific contracts with some of our larger customers, which may affect delivery terms. Performance obligations in our contracts generally consist solely of delivery of goods. For all sales channel types, consisting of warehouse, direct, and reload sales, we typically satisfy our performance obligations upon shipment. Our customer payment terms are typical for our industry, and may vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not deemed to be significant by us. For certain sales channels and/or products, our standard terms of payment may be as early as ten days.
In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. When the consigned inventory is sold by the customer, we recognize revenue on a gross basis, and subsequently adjust for trade allowances at month-end.
All revenues recognized are net of trade allowances (i.e., rebates), cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been insignificant for each of the reported periods. Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We believe that there will not be significant changes to our estimates of variable consideration.
The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Structural products	$422,464	$213,986	$628,861	$404,699
Specialty products	473,410	263,749	704,891	502,868
Other[1]	(2,922)	(3,734)	(3,313)	(4,958)
Total net sales	$892,952	$474,001	$1,330,439	$902,609
____________________________________
[1]“Other” includes unallocated allowances and discounts.
The following table presents our revenues disaggregated by sales channel. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Warehouse	$704,328	$353,157	$1,037,633	$672,588
Direct	165,630	97,729	248,572	185,240
Reload and service revenue	34,914	31,515	63,184	59,902
Variable consideration	(11,920)	(8,400)	(18,950)	(15,121)
Total net sales	$892,952	$474,001	$1,330,439	$902,609

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general, and administrative expense.

We have made an accounting policy election to treat any common carrier shipping and handling activities as a fulfillment cost, rather than as a separate obligation or separate promised service.

5. Other Current Liabilities
The following table shows the components of other current liabilities:

(In thousands)	June 30, 2018	December 30, 2017[2]
Employee benefits[1]	$7,750	$2,169
Insurance reserves and retention	3,239	4,070
State income taxes payable	3,230	14
Property, sales, and other non-income taxes payable	5,270	3,226
Accrued interest and other	2,416	1,293
Total	$21,905	$10,772
________________________________
[1] As of June 30, 2018, included $6.6 million due to the current portion of cash-settled Stock Appreciation Rights (See Note 8). On December 30, 2017, this balance included $1.0 million of 401(k) match that was paid in the first quarter of fiscal 2018.
[2] Original presentation of other current liabilities as of December 30, 2017 in the Annual Report on Form 10-K included short-term capital lease obligations and the current portion of deferred gain on sale-leaseback transactions, which are now separately stated on our Condensed Consolidated Balance Sheets.
6. Long-Term Debt
As of June 30, 2018 and December 30, 2017, long-term debt consisted of the following:

LONG-TERM DEBT
		June 30,	December 30,
(In thousands)	Maturity Date	2018	2017
Revolving Credit Facility (net of deferred financing fees of $6.0 million and $3.1 million at June 30, 2018 and December 30, 2017, respectively)	October 10, 2022	$443,586	$179,569
Mortgage Note Payable (net of deferred financing fees of $0 million and $0.8 million at June 30, 2018 and December 30, 2017, respectively)	NA	—	97,108
Term Loan Facility (net of deferred financing fees of $6.4 million and $0 million at June 30, 2018 and December 30, 2017, respectively)	October 13, 2023	173,205	—
Total debt		616,791	276,677
Less: current portion of long-term debt		(1,736)	—
Long-term debt, net		$615,055	$276,677

Revolving Credit Facility
On April 13, 2018, we entered into an Amended and Restated Credit Agreement, with certain of our subsidiaries as borrowers (together with us, the “Borrowers”) or guarantors thereunder, Wells Fargo Bank, National Association, in its capacity as administrative agent (“Wells Fargo”), and certain other financial institutions party thereto (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a senior secured revolving loan and letter of credit facility of up to $600 million and an uncommitted accordion feature that permits the Borrowers to increase the facility by an aggregate additional principal amount of up to $150 million. If the Borrowers obtain the full amount of the additional increases in commitments, the Revolving Credit Facility will allow borrowings of up to $750 million. Letters of credit in an aggregate amount of up to $30 million are also available under the Revolving Credit Agreement, which would reduce the amount of the revolving loans available under the Revolving Credit Facility. The maturity date of the Revolving Credit Agreement is October 10, 2022. The Revolving Credit Agreement amends and restates the Borrowers’ existing $335 million secured revolving credit facility, dated October 10, 2017, as amended. The proceeds from the Revolving Credit Facility were used to repay outstanding obligations under the Borrowers’ existing revolving credit facility, to fund a portion of the cash consideration payable in connection with the acquisition of Cedar Creek, to fund transaction costs in connection with the acquisition and the amendment of the Revolving Credit Facility, to provide working capital and for other general corporate purposes.
In connection with the execution and delivery of the Revolving Credit Agreement, we also entered into, with certain of our subsidiaries, a Guaranty and Security Agreement with Wells Fargo (the “Revolving Guaranty and Security Agreement”). Pursuant to the Revolving Guaranty and Security Agreement, the Borrowers’ obligations under the Revolving Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items.
Borrowings under the Revolving Credit Agreement will be subject to availability under the Borrowing Base (as that term is defined in the Revolving Credit Agreement). The Borrowers will be required to repay revolving loans thereunder to the extent that such revolving loans exceed the Borrowing Base then in effect. The Revolving Credit Facility may be prepaid in whole or in part from time to time without penalty or premium, but including all breakage costs incurred by any lender thereunder.
The Revolving Credit Agreement provides for interest on the loans at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.75 percent to 2.25 percent, with the amount of such margin determined based upon the average of the Borrowers’ excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.75 percent to 1.25 percent, with the amount of such margin determined based upon the average of the Borrowers’ excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on the base rate.
In the event excess availability falls below the greater of (i) $50 million and (ii) 10 percent of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time, the Revolving Credit Agreement requires maintenance of a fixed charge coverage ratio of 1.0 to 1.0 until such time as the Borrowers’ excess availability has been at least the greater of (i) $50 million and (ii) 10 percent of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time for a period of 30 consecutive days.
The Revolving Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.
As of June 30, 2018, we had outstanding borrowings of $449.6 million, excess availability of $133.6 million, and a weighted average interest rate of 4.1 percent under our Revolving Credit Facility. As of December 30, 2017 our principal balance was $182.7 million, excess availability was $63.3 million and our weighted average interest rate was 4.2 percent under our Revolving Credit Agreement.
We were in compliance with all covenants under the Credit Agreement as of June 30, 2018.
Term Loan Facility
On April 13, 2018, we entered into the Term Loan Agreement with HPS and certain other financial institutions as party thereto. The Term Loan Agreement provides for a Term Loan Facility of $180 million. The maturity date of the Term Loan Agreement is October 13, 2023. The proceeds from the Term Loan Facility were used to fund a portion of the cash consideration payable in connection with the acquisition of Cedar Creek and to fund transaction costs in connection with the acquisition and the Term Loan Facility.
In connection with the execution and delivery of the Term Loan Agreement, we also entered into a pledge and security agreement with HPS (the “Term Loan Security Agreement”). Pursuant to the Term Loan Security Agreement and other “Collateral Documents” (as such term is defined in the Term Loan Agreement), the Borrower’s obligations under the Term Loan Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets, including inventories, accounts receivable, real property, and proceeds from those items.
The Term Loan Agreement requires monthly interest payments, and quarterly principal payments of $450,000, in arrears. The Term Loan Agreement also requires certain mandatory prepayments of outstanding loans, subject to certain exceptions, including prepayments commencing with the fiscal year ending December 28, 2019 based on a percentage of excess cash flow (as defined in the Term Loan Agreement for such fiscal year). The remaining balance is due on the loan maturity date of October 13, 2023.

The Term Loan Facility may be prepaid in whole or in part from time to time, subject to payment of the “Prepayment Premium” (as such term is defined in the Term Loan Agreement) if such voluntary prepayment does not otherwise constitute an exception to the Prepayment Premium under the Term Loan Agreement and is made prior to the fourth anniversary of the closing date of the Term Loan Agreement, and all breakage costs incurred by any lender thereunder.
The Term Loan Agreement provides for interest on the term loan at a rate per annum equal to (i) LIBOR (subject to a 1.00 percent floor) plus a margin of 7.00 percent for loans based on LIBOR, or (ii) the administrative agent’s base rate (subject to a 2.00 percent floor) plus a margin of 6.00 percent, for loans based on the base rate.
The Term Loan Agreement requires maintenance of a total net leverage ratio of 8.25 to 1.00 for the fiscal quarter ending September 29, 2018, and such required covenant level reduces over the term of the Term Loan Facility as set forth in the Term Loan Agreement.
The Term Loan Agreement also contains representations and warranties and affirmative and negative covenants customary for financing transactions of this type, as well as customary events of default.
As of June 30, 2018, we had outstanding borrowings of $179.6 million under our Term Loan Credit Facility and a stated interest rate of 9.09 percent per annum. At December 30, 2017, there were no outstanding borrowings under our Term Loan Credit Facility.
We were in compliance with all covenants under the Term Loan Agreement as of June 30, 2018.
Our remaining principal payment schedule for each of the next five years and thereafter is as follows:

(In thousands)
2018	$900
2019	1,800
2020	1,800
2021	1,800
2022	1,800
Thereafter	171,450

7. Net Periodic Pension Cost
The following table shows the components of our net periodic pension cost:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$133	$183	$266	$366
Interest cost on projected benefit obligation	963	1,178	1,926	2,356
Expected return on plan assets	(1,327)	(1,584)	(2,654)	(3,168)
Amortization of unrecognized loss	271	268	542	536
Net periodic pension cost	$40	$45	$80	$90

8. Stock Compensation
Cash-Settled Stock Appreciation Rights (“SARs”)
During fiscal 2016, we granted certain executives and employees cash-settled SARs. The cash-settled SARs vest on July 16, 2018, unless otherwise specifically amended. On the vesting date, half of any vested value of the cash-settled SARs will become payable within thirty days of the vesting date, and the remainder payable within one year of the vesting date. The exercise price for the cash-settled SARs was amended so that it is based on a 20 trading day average of the Company’s common stock through the vesting date, in excess of the $7.00 grant date valuation.

As of June 30, 2018, there were 445,000 cash-settled SARs issued and outstanding. On December 30, 2017, we had accrued a total liability of approximately $1.0 million for the cash-settled SARs. On June 30, 2018, we increased the total liability to approximately $13.3 million, based on the assumptions below, which were largely driven by an increase in our stock price.
The following table summarizes the assumptions used to compute the current fair value of our cash-settled SARs:

	June 30, 2018[1]	December 30, 2017[2]
Stock price	$37.44	$9.76
Expected volatility	65.04%	33.80%
Risk-free interest rate	1.73%	1.55%
Expected term (in years)	0.04	0.54
Expected dividend yield	Not applicable	Not applicable

__________________________
[1]Reflects an assumed exercise price based on the 20 trading day average. The 20 trading day average was based on the 20 trading days prior to the last trading day of the fiscal quarter, inclusive of the last trading day.
[2]Reflects an assumed exercise price based on the closing stock price, as per the original SARs Agreement. The closing stock price used in the analysis was the closing stock price on the last trading day of the fiscal quarter.
Stock Compensation Expense
During the three months ended June 30, 2018 and July 1, 2017 we incurred stock based compensation expense of $3.8 million and $0.7 million respectively. During the six months ended June 30, 2018 and July 1, 2017 we incurred stock compensation expense of $13.0 million and $1.5 million, respectively. The increase in our stock compensation expense for the three and six-month periods of fiscal 2018 is attributable to cash-settled stock appreciation rights.
9. Lease Commitments
Capital Leases
We have entered into certain long-term, non-cancelable capital leases for real estate, along with certain logistics equipment and vehicles. The real estate leases contain customary extension option periods and annual fixed rent escalations. As of June 30, 2018, the acquisition value and net book value of all assets under capital leases was $167.5 million and $148.0 million, respectively.
At June 30, 2018, our total commitments under capital leases recorded in the Condensed Consolidated Balance Sheets within “capital leases - short term” and “capital leases - long term” were as follows:

(In thousands)	Principal[1]	Interest
2018	$4,553	$7,244
2019	7,464	13,801
2020	6,758	13,425
2021	4,446	13,129
2022	3,782	12,923
Thereafter	128,309	182,819
Total	$155,312	$243,341
_____________________________
[1]Our principal amounts include negative amortization. Negative amortization occurs for us on some of our real estate leases because of the structure of the lease payments where the cash payment is applied to both interest and principal and wherein a calculated interest rate results in interest exceeding principal. The remaining amount of interest owed is added to the principal, resulting in the principal payment appearing as a negative.

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
Sale-Leaseback Transactions
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
Collective Bargaining Agreements
As of June 30, 2018, we employed over 2,500 persons on a full-time basis, of which approximately 1,100 were former employees of Cedar Creek. Additionally, at June 30, 2018, approximately 20 percent of our employees were represented by various local labor union Collective Bargaining Agreements (“CBAs”). As of June 30, 2018, approximately 6 percent of our employees are covered by CBAs that are up for renewal in fiscal 2018 or are currently expired and under negotiation.
11. Accumulated Other Comprehensive Loss
Comprehensive income (loss) is a measure of income (loss) which includes both net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Accumulated other comprehensive income (loss) is separately presented on our Condensed Consolidated Balance Sheets as part of common stockholders’ equity.
The changes in balances for each component of accumulated other comprehensive loss for the six months ended June 30, 2018, were as follows:

(In thousands)	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
December 30, 2017, beginning balance	$674	$(37,393)	$212	$(36,507)
Other comprehensive income (loss), net of tax [1]	(3)	404	—	401
June 30, 2018, ending balance, net of tax	$671	$(36,989)	$212	$(36,106)
________________________________
[1] For the six months ended June 30, 2018, the actuarial loss recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of net periodic pension cost was $0.5 million, net of tax of $0.1 million (See Note 7).

12. Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units, performance shares, and performance units. Due to the net loss for the three- and six-month periods ended June 30, 2018, $0.1 million of incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding, in both periods, because their effect would be anti-dilutive.
The reconciliation of basic earnings (loss) and diluted earnings (loss) per common share for the three- and six-month periods of fiscal 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$(8,558)	$3,238	$(21,985)	$3,822

Basic weighted shares outstanding	9,215	9,055	9,176	9,011
Dilutive effect of share-based awards	—	135	—	130
Diluted weighted average shares outstanding	9,215	9,190	9,176	9,141

Basic earnings (loss) per share	$(0.93)	$0.36	$(2.40)	$0.42
Diluted earnings (loss) per share	$(0.93)	$0.35	$(2.40)	$0.42

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
The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors outside of our control that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2017, as filed with the SEC, and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•	the imposition or threat of protectionist trade policies or import or export tariffs;

•	modified or new global or regional trade agreements;

•	changes in the prices, supply and/or demand for products which we distribute;

•	inventory management and commodities pricing;

•	new housing starts and inventory levels of existing homes for sale;

•	general economic and business conditions in the U.S.;

•	acceptance by our customers of our privately branded products;

•	financial condition and creditworthiness of our customers;

•	supply from our key vendors;

•	reliability of the technologies we utilize;

•	activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims;

•	changes in the availability of capital and interest rates;

•	adverse weather patterns or conditions;

•	acts of cyber intrusion;

•	our ability to realize anticipated synergies from the acquisition of Cedar Creek and to integrate Cedar Creek’s business;

•	risk of loss of material customers, suppliers, or product lines in connection with the acquisition;

•	the significant indebtedness that we have incurred in connection with the Cedar Creek acquisition;

•	charges or other liabilities relating to the Cedar Creek acquisition;

•	variations in the performance of the financial markets, including the credit markets; and

•
other factors described herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2017, as filed with the SEC and as supplemented in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Executive Level Overview
Background
We are a leading distributor of building and industrial products in the U.S. We are headquartered in Atlanta, Georgia, with executive offices located at 4300 Wildwood Parkway, Atlanta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S. and deliver building and industrial products to a variety of wholesale and retail customers. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board, rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 47 percent of our year-to-date fiscal 2018 net sales. Specialty products include exterior roofing, insulation, moulding, engineered wood products, vinyl products (used primarily in siding), metal products (excluding rebar and remesh), spruce and cedar. Specialty products accounted for approximately 53 percent of our year-to-date fiscal 2018 net sales.
Recent Developments
Acquisition of Cedar Creek
On April 13, 2018, we completed our previously announced acquisition of Cedar Creek for a preliminary aggregate purchase price of approximately $361.8 million. As a result of the acquisition, we increased the number of our distribution facilities to approximately 70 facilities, and increased the number of our full-time employees to over 2,500 persons.
The assets acquired and liabilities assumed and the results of operations of the acquired business are included in our consolidated results for the period from April 13, 2018, to June 30, 2018.
Revolving Credit Facility
On April 13, 2018, in connection with the acquisition of Cedar Creek, we amended and restated our Revolving Credit Facility to increase the aggregate commitments to $600.0 million (an increase of $265.0 million). The Amended Revolving Credit Facility also provides for an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $150.0 million, subject to certain conditions, including lender consent. A portion of the proceeds from the Revolving Credit Facility were used to fund the purchase price for Cedar Creek, transaction costs in connection with the amendment and restatement of the Revolving Credit Facility, and transaction costs in connection with the acquisition of Cedar Creek.
Term Loan Facility
On April 13, 2018, in connection with the acquisition of Cedar Creek, we entered into the Term Loan Agreement with HPS and other financial institutions as party thereto. The Term Loan Agreement provides for a $180.0 million Term Loan Facility secured substantially by all our assets. The proceeds from the Term Loan were used to fund a portion of the purchase price for Cedar Creek, and to fund transaction costs of the Term Loan and transaction costs in connection with the acquisition of Cedar Creek.

Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Our operating results have historically been correlated with the level of single-family residential housing starts in the U.S. At any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes and, importantly, consumer confidence. Since 2011, the U.S. housing market has shown steady improvement. Recent data as of June 30, 2018 on single-family residential housing starts and permits suggest potential near-term challenges, but we continue to believe the housing market improvement trend will continue in the long term, and that we are well-positioned to support our customers.
Results of Operations
The following table sets forth our results of operations for the second quarter of fiscal 2018 and fiscal 2017:

(Dollars in thousands)	Second Quarter of Fiscal 2018[1]	% of Net Sales	Second Quarter of Fiscal 2017	% of Net Sales
Net sales	$892,952	100.0%	$474,001	100.0%

Gross profit	103,651	11.6%	60,546	12.8%
Selling, general, and administrative	91,723	10.3%	49,151	10.4%
Gains from sales of property	—	—%	—	—%
Depreciation and amortization	7,444	0.8%	2,253	0.5%
Operating income (loss)	4,484	0.5%	9,142	1.9%
Interest expense	12,194	1.4%	5,367	1.1%
Other income, net	(94)	—%	(139)	—%
Income (loss) before provision for (benefit from) income taxes	(7,616)	(0.9)%	3,914	0.8%
Provision for (benefit from) income taxes	942	0.1%	676	0.1%
Net income (loss)	$(8,558)	(1.0)%	$3,238	0.7%
____________________________
[1]The second quarter of fiscal 2018 includes incremental operating results for Cedar Creek from April 13, 2018, to June 30, 2018.
The following table sets forth our results of operations for the six-month periods of fiscal 2018 and fiscal 2017:

(Dollars in thousands)	First Six Months of Fiscal 2018[1]	% of Net Sales	First Six Months of Fiscal 2017	% of Net Sales
Net sales	$1,330,439	100.0%	$902,609	100.0%

Gross profit	158,976	11.9%	114,980	12.7%
Selling, general, and administrative	150,963	11.3%	102,202	11.3%
Gains from sales of property	—	—%	(6,700)	(0.7)%
Depreciation and amortization	10,109	0.8%	4,616	0.5%
Operating income (loss)	(2,096)	(0.2)%	14,862	1.6%
Interest expense	20,674	1.6%	10,609	1.2%
Other income, net	(188)	—%	(278)	—%
Income (loss) before provision for (benefit from) income taxes	(22,582)	(1.7)%	4,531	0.5%
Provision for (benefit from) income taxes	(597)	—%	709	0.1%
Net income (loss)	$(21,985)	(1.7)%	$3,822	0.4%
____________________________
[1]The first six months of fiscal 2018 includes incremental operating results for Cedar Creek from April 13, 2018, to June 30, 2018.

The following table sets forth net sales by product category for the three- and six-month periods of fiscal 2018 and 2017:

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2018	[1]	July 1, 2017	June 30, 2018	[1]	July 1, 2017
Structural products	$423		$214	$629		$405
Specialty products	473		264	704		503
Other[2]	(3)		(4)	(3)		(5)
Net sales	$893		$474	$1,330		$903
________________________
[1]Fiscal 2018 includes incremental operating results for Cedar Creek from April 13, 2018, to June 30, 2018.
[2]”Other” includes unallocated allowances and discounts.
The following table sets forth gross profit and gross margin percentages by product category for the three- and six-month periods of fiscal 2018 and 2017:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018 [1]	July 1, 2017	June 30, 2018 [1]	July 1, 2017
Structural products	$41	$19	$61	$37
Specialty products	63	40	98	75
Other[2]	—	2	—	3
Gross profit	$104	$61	$159	$115
Gross margin percentage by category
Structural products	9.7%	8.7%	9.8%	9.2%
Specialty products	14.0%	15.3%	13.8%	14.9%
Total gross margin percentage	11.6%	12.8%	12.0%	12.7%
____________________
[1]Fiscal 2018 includes incremental operating results for Cedar Creek from April 13, 2018, to June 30, 2018.
[2]”Other” includes unallocated allowances and discounts.
Second Quarter of Fiscal 2018 Compared to Second Quarter of Fiscal 2017
Net sales.  For the second quarter of fiscal 2018, net sales increased 88.4 percent, or $419.0 million, compared to the second quarter of fiscal 2017. Sales growth was largely driven by the acquisition of Cedar Creek and the inclusion of Cedar Creek’s sales revenue from April 13, 2018, to June 30, 2018, versus the exclusion of such sales results during the comparable period of the prior year. A rise in commodity prices during the period also contributed to higher sales revenue in the current period when compared to the prior period.
Gross profit and gross margin.  For the second quarter of fiscal 2018, gross profit dollars increased by $43.1 million, or 71.2 percent, with gross margin of 11.6 percent. Gross margin was negatively impacted by the acquisition related inventory step-up of $10.9 million.
Selling, general, and administrative expenses.  The increase in selling, general and administrative expenses of 86.6 percent, or $42.6 million, for the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017, is primarily due to: (i) the acquisition of Cedar Creek and the inclusion of expenses from the acquired business from April 13, 2018, to June 30, 2018, versus the comparable period of the prior year; (ii) $11.6 million in charges for legal, professional and other integration costs related to the Cedar Creek acquisition; and (iii) $3.8 million related to cash-settled stock appreciation rights and other share based compensation in fiscal 2018.
Depreciation and amortization expense. For the second quarter of fiscal 2018, depreciation and amortization expense increased by $5.2 million to $7.4 million due to the acquisition of Cedar Creek which resulted in a higher depreciable asset base and the addition of amortizable intangible assets. During the second quarter of fiscal 2018 Cedar Creek added $2.9 million and $1.9 million to our depreciation and amortization expense, respectively.

Interest expense. Interest expense increased by $6.8 million for the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017. The increase was largely attributable to a higher average debt balance over the period, coupled with a higher average interest rate on outstanding debt. We increased our outstanding debt to finance the acquisition of Cedar Creek, incurred transaction costs that are amortized as interest expense, and incurred capital lease interest of $2.8 million.
Provision for income taxes. Our effective tax rate was negative 12.4 percent and positive 17.3 percent for the second quarter of fiscal 2018 and 2017, respectively. The effective tax rate for the second quarter of fiscal 2018 was impacted by: (i) the inclusion of Cedar Creek’s operations from April 13, 2018, to June 30, 2018; (ii) the permanent addback of certain nondeductible expenses including transaction costs related to the Cedar Creek acquisition; and (iii) the effect of the valuation allowance for separate company state income tax losses generated during the second quarter of fiscal 2018.  The effective tax rate for the second quarter of fiscal 2017 was reduced by the utilization of our net operating loss deferred tax asset and the corresponding release of the valuation allowance due to net income generated during the second quarter of fiscal 2017.  The effect of the valuation allowance for the second quarter of fiscal 2017 was impacted by alternative minimum tax and state income taxes recorded on a separate company basis.

Net income. Net income was substantially impacted by the factors described above including: (i) higher selling, general, and administrative expenses resulting from the acquisition of Cedar Creek and related transaction fees; (ii) higher depreciation and amortization expenses due to the increase in depreciable assets and the addition of amortizable intangible assets; and (iii) increased interest expense due to higher interest rates on outstanding debt and higher average outstanding loan balances as we increased borrowings on our Revolving Credit Facilities and added a new Term Loan Facility.
First Six Months of Fiscal 2018 Compared to First Six Months of Fiscal 2017
Net sales.  For the first six months of fiscal 2018, net sales increased 47.4 percent, or $427.8 million, compared to the first six months of fiscal 2017. Sales growth was largely driven by the acquisition of Cedar Creek and the inclusion of Cedar Creek’s sales revenue from April 13, 2018, to June 30, 2018, versus the exclusion of such sales results during the comparable period of the prior year. A rise in commodity prices during the period also contributed to higher sales revenue in the current period when compared to the prior period.
Gross profit and gross margin.  For the first six months of fiscal 2018, gross profit dollars increased by $44.0 million, or 38.3 percent, with gross margin of 11.9 percent. Gross margin was negatively impacted by the acquisition related inventory step-up of $10.9 million.
Selling, general, and administrative expenses.  The increase in selling, general, and administrative expenses of 47.7 percent, or $48.8 million, for the first six months of fiscal 2018, compared to the first six months of fiscal 2017 was primarily due to: (i) the acquisition of Cedar Creek and the inclusion of expenses from the acquired business from April 13, 2018, to June 30, 2018, versus the comparable period of the prior year; (ii) $15.2 million in charges for legal, professional and other integration costs related to the Cedar Creek acquisition; and (iii) $13.0 million in expenses related to cash-settled stock appreciation rights and other share based compensation in fiscal 2018; partially offset by $5.5 million in one-time charges in the first six months of fiscal 2017 relating to our withdrawal from a multi-employer pension plan.
Gains from sales of property. Gains from sales and leaseback of property in the first six months of fiscal 2018 were deferred, due to the rules of accounting for sale and leaseback transactions, and are amortized as a credit to selling, general, and administrative expenses in the amount of approximately $1.3 million per fiscal quarter. The accounting treatment of gains from sale and leaseback transactions differs from that of sale transactions with no leaseback; as sales of property without leaseback are allowed immediate and full gain recognition in the period of the sale. Sales of property with no leaseback in the first six months of fiscal 2017 resulted in gains recognized of $6.7 million.
Depreciation and amortization expense. For the first six months of fiscal 2018, depreciation and amortization expense increased by $5.5 million to $10.1 million due to the acquisition of Cedar Creek which resulted in a higher depreciable asset base and the addition of depreciable intangible assets. During the second quarter, Cedar Creek added $2.9 million and $1.9 million to our depreciation and amortization expense, respectively.
Interest expense. Interest expense increased by $10.1 million for the first six months of fiscal 2018, compared to the first six months of fiscal 2017. The increase was largely attributable to a higher average debt balance over the period, coupled with a higher average interest rate on outstanding debt. We increased our outstanding debt to finance the acquisition of Cedar Creek and incurred transaction costs that are amortized as interest expense. During the six months ended June 30, 2018, we incurred debt modification fees of $2.2 million related to the mortgage, and capital lease interest of $5.8 million during the first six month of fiscal 2018 versus $0.7 million during the comparable period of fiscal 2017, partially offset by a decrease in mortgage interest expense of $3.0 million.
Provision for income taxes. Our effective tax rate was 2.6 percent and 15.6 percent for the first six months of fiscal 2018 and 2017, respectively. The effective tax rate for the first six months of fiscal 2018 was impacted by: (i) the inclusion of Cedar Creek’s operations from April 13, 2018, to June 30, 2018; (ii) the permanent addback of certain nondeductible expenses including transaction costs related to the Cedar Creek acquisition; (iii) the effect of the valuation allowance for separate company state losses; and (iv) the impact of discrete tax expense of $0.4 million for stock options that expired unexercised during the first quarter of fiscal 2018. The effective tax rate for the first six months of fiscal 2017 was reduced by the utilization of our net operating loss deferred tax asset and the corresponding release of the valuation allowance due to net income generated during the first six months of fiscal 2017.  The effect of the valuation allowance for the first six months of fiscal 2017 was impacted by alternative minimum tax and state income taxes recorded on a separate company basis.
Net income. Net income was substantially impacted by the factors described above including: (i) higher selling, general and administrative expenses resulting from the acquisition of Cedar Creek and related transaction fees totaling $15.2 million; (ii) higher depreciation and amortization expenses due to the increase in depreciable assets and the addition of amortizable intangible assets; (iii) increased interest expense due to higher interest rates on outstanding debt and higher average outstanding loan balances as we increased borrowings on our Revolving Credit Facilities and added a new Term Loan Facility and (iv) $13.0 million of additional expense recognized for cash-settled stock appreciation rights and other share based compensation.
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

Long-Term Debt
As of June 30, 2018, and December 30, 2017, long-term debt consisted of the following:

		June 30,	December 30,
(In thousands)	Maturity Date	2018	2017
Revolving Credit Facility (net of deferred financing fees of $6.0 million and $3.1 million at June 30, 2018 and December 30, 2017, respectively)	October 10, 2022	$443,586	$179,569
Mortgage Note Payable (net of deferred financing fees of $0 million and $0.8 million at June 30, 2018 and December 30, 2017, respectively)	NA	—	97,108
Term Loan Facility (net of deferred financing fees of $6.4 million and $0 million at June 30, 2018 and December 30, 2017, respectively)	October 13, 2023	173,205	—
Total debt		616,791	276,677
Less: current portion of long-term debt		(1,736)	—
Long-term debt, net		$615,055	$276,677
Revolving Credit Facility
On April 13, 2018, we amended and restated our Revolving Credit Facility to provide for a senior secured revolving loan and letter of credit facility of up to $600 million and an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $150 million. If we obtain the full amount of the additional increases in commitments, the Revolving Credit Facility will allow borrowings of up to $750 million. Borrowings under the Revolving Credit Facility are subject to availability under the Borrowing Base (as that term is defined in the Revolving Credit Agreement). Letters of credit in an aggregate amount of up to $30 million are also available under the Revolving Credit Agreement, which would reduce the amount of the revolving loans available under the Revolving Credit Facility. The Revolving Credit Agreement provides for interest at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.75 percent to 2.25 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.75 percent to 1.25 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.
If excess availability falls below the greater of (i) $50 million and (ii) 10 percent of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time, the Revolving Credit Agreement requires maintenance of a fixed charge coverage ratio of 1.0 to 1.0 until excess availability has been at least the greater of (i) $50 million and (ii) 10 percent of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time for a period of 30 consecutive days.
As of June 30, 2018, we had outstanding borrowings of $449.6 million and excess availability of $133.6 million under our Revolving Credit Facility with a weighted average interest rate of 4.1 percent. As of December 30, 2017 our principal balance was $182.7 million, excess availability was $63.3 million and our stated interest rate was 4.2 percent.
Term Loan Facility
On April 13, 2018, we entered into the Term Loan Agreement with HPS and certain other financial institutions as party thereto. The Term Loan Agreement provides for a Term Loan Facility of $180 million secured by substantially all of our assets. The Term Loan Agreement provides for interest at a rate per annum equal to (i) LIBOR (subject to a 1.00 percent floor) plus a margin of 7.00 percent for loans based on LIBOR, or (ii) the administrative agent’s base rate (subject to a 2.00 percent floor) plus a margin of 6.00 percent, for loans based on the base rate.

The Term Loan Agreement requires maintenance of a total net leverage ratio of 8.25 to 1.00 for the fiscal quarter ending September 29, 2018, and such required covenant level reduces over the term of the Term Loan Facility as set forth in the Term Loan Agreement.
As of June 30, 2018, we had outstanding borrowings of $179.6 million under our Term Loan Credit Facility and a stated interest rate of 9.09 percent per annum.
Mortgage Payoff and Capital Lease Commitments
On January 10, 2018, we completed the sale-leaseback transactions on four distribution centers. We sold these properties for gross proceeds of $110.0 million. As a result of the transactions, we recognized capital lease assets and obligations totaling $95.1 million on these properties, and a total deferred gain of $83.9 million, which will be amortized over the lives of the applicable leases, in accordance with U.S. GAAP. The net proceeds received from the transactions were used to pay the remaining balance of our mortgage of $97.8 million, in its entirety, in the first quarter of fiscal 2018.
Our total capital lease commitments, which substantially relate to leases of property, totaled $155.3 million as of June 30, 2018.
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first six months of fiscal 2018 was $98.5 million, compared to net cash used in operating activities of $53.9 million in the first six months of fiscal 2017. The use of net cash in operating activities was substantially higher due to increased working capital, as well as transaction costs related to the Cedar Creek acquisition. Accounts receivable increased by $195.9 million during the first six months of fiscal 2018. Inventory increased by $222.2 million in the first six months of fiscal 2018, which reflects the addition of the Cedar Creek business. The increases in accounts receivable and inventories were partially offset by increases in accounts payable.
Investing Activities
Net cash used in investing activities for the first six months of fiscal 2018 was $245.7 million compared to net cash provided by investing activities of $27.4 million in the first six months of fiscal 2017. The net cash used primarily related to the $353.1 million net cash paid for the acquisition of Cedar Creek during the second quarter of 2018.
Financing Activities
Net cash provided by financing activities totaled $344.7 million for the first six months of fiscal 2018, primarily reflecting the increase in our Revolving Credit Facility and the addition of the new Term Loan Facility, partially offset by $267.4 million in repayments of our Revolving Credit Facility and the cash released from escrow related to our mortgage principal payments for both our revolving and term loan facilities and a $97.8 million pay-off of our mortgage loan.

Operating Working Capital [1]

Selected financial information (in thousands)
	June 30, 2018	December 30, 2017	July 1, 2017
Current assets:
Cash	$5,210	$4,696	$4,777
Receivables, less allowance for doubtful accounts	329,980	134,072	167,570
Inventories, net	409,713	187,512	220,677
Other current assets	43,734	17,124	20,228
Total current assets	$788,637	$343,404	$413,252

Current liabilities:
Accounts payable	$156,068	$70,623	$96,363
Bank overdrafts	32,512	21,593	22,296
Accrued compensation	11,502	9,229	6,047
Current maturities of long-term debt, net of discount	1,736	—	56,585
Capital leases - short-term	8,239	3,552	3,482
Real estate deferred gains - short-term	5,330	1,836	1,811
Other current liabilities	21,905	10,772	8,599
Total current liabilities	$237,292	$117,605	$195,183

Operating working capital	$553,081	$225,799	$274,654
___________________________
[1] Operating working capital is defined as current assets less current liabilities plus the current portion of long-term debt.
Operating working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Management of operating working capital helps us monitor our progress in meeting our goals to enhance our return on working capital assets.
Operating working capital of $553.1 million at June 30, 2018, compared to $225.8 million as of December 30, 2017, increased on a net basis by approximately $327.3 million, primarily as a result of the acquisition of Cedar Creek. Accounts receivable and inventory increased by $195.9 million and $222.2 million, respectively, offset by an increase in accounts payable of $85.4 million.
Operating working capital increased from July 1, 2017, to June 30, 2018, by $278.4 million, primarily driven by the acquisition of Cedar Creek in the second quarter of 2018.
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
During the period covered by this report, there have been no changes, other than described below, in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On April 13, 2018, we acquired Cedar Creek Holdings Inc. in a business combination. We are currently in the process of integrating policies, processes, information technology systems and other components of internal controls over financial reporting of the combined business. We believe that we will be able to maintain sufficient controls over the substantive results of financial reporting of Cedar Creek and its subsidiaries, but because of the size, complexity and timing of the integration, the internal controls over financial reporting of Cedar Creek have been excluded from management’s assessment of the Company’s internal control over financial reporting for the quarter ended June 30, 2018, and will be excluded for the year ended December 29, 2018.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the second quarter of fiscal 2018, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, as supplemented in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We occasionally withhold vested restricted stock units valued at the current market price to cover withholding taxes. For the three months ended June 30, 2018, 1,518 shares were withheld at an average price of $40.58 per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1
Amended and Restated Credit Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain of subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018 (the “April 16, 2018 Form 8-K”)).

10.2
Amended and Restated Guaranty and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain of subsidiaries of BlueLinx Holdings Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the April 16, 2018 Form 8-K).

10.3
Credit and Guaranty Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain of subsidiaries of BlueLinx Holdings Inc. as guarantors thereunder, HPS Investment Partners, LLC, as administrative agent and collateral agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.3 to the April 16, 2018 Form 8-K).

10.4
Pledge and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc., and HPS Investment Partners, LLC (incorporated by reference to Exhibit 10.4 to the April 16, 2018 Form 8-K).

10.5	w
Employment Agreement, dated as of April 13, 2018, between BlueLinx Corporation and Alex Averitt (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 19, 2018 (the “April 19, 2018 Form 8-K”)).

10.6	w	BlueLinx Corporation Integration Incentive Plan (incorporated by reference to Exhibit 10.2 to the April 19, 2018 Form 8-K).
10.7	w	BlueLinx Corporation Integration Incentive Plan Form of Participation Agreement (incorporated by reference to Exhibit 10.3 to the April 19, 2018 Form 8-K).
10.8	w
First Amendment to BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 18, 2018).

10.9	* w	First Amendment, effective June 1, 2018, to Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell.
10.10	* w	First Amendment, effective June 8, 2018, to Employment Agreement between BlueLinx Corporation and Shyam K. Reddy.
10.11	* w	First Amendment, effective June 1, 2018, to Employment Agreement between BlueLinx Corporation and Alex Averitt.
10.12	* w	First Amendment, effective June 8, 2018, to Employment Agreement between BlueLinx Corporation and Mitchell Lewis.
10.13	* w	Form of 2018 Time Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended.
10.14	* w	Form of 2018 Performance Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.

101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	*	Filed herewith.
**
Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

	w	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: August 9, 2018	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer