Form 10-Q
period 2018-09-29
BlueLinx Holdings Inc.
filed 2018-11-08
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 29, 2018

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
Emerging growth company ☐
(If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2018 there were 9,293,794 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended September 29, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$859,776	$479,318	$2,190,215	$1,381,927
Cost of sales	768,021	418,773	1,939,484	1,206,402
Gross profit	91,755	60,545	250,731	175,525
Operating expenses (income):
Selling, general, and administrative	87,692	47,088	238,655	149,290
Gains from sales of property	—	—	—	(6,700)
Depreciation and amortization	8,068	2,249	18,177	6,865
Total operating expenses	95,760	49,337	256,832	149,455
Operating income (loss)	(4,005)	11,208	(6,101)	26,070
Non-operating expenses (income):
Interest expense	13,273	5,670	33,947	16,279
Other income, net	(94)	(271)	(282)	(549)
Income (loss) before provision for (benefit from) income taxes	(17,184)	5,809	(39,766)	10,340
Provision for (benefit from) income taxes	(7,288)	123	(7,885)	832
Net income (loss)	$(9,896)	$5,686	$(31,881)	$9,508

Basic earnings (loss) per share	$(1.07)	$0.63	$(3.46)	$1.05
Diluted earnings (loss) per share	$(1.07)	$0.62	$(3.46)	$1.04

Comprehensive income (loss):
Net income (loss)	$(9,896)	$5,686	$(31,881)	$9,508
Other comprehensive income (loss):
Foreign currency translation, net of tax	—	—	(3)	14
Amortization of unrecognized pension loss, net of tax	201	260	605	796
Pension curtailment, net of tax	—	—	—	(592)
Other	—	—	—	—
Total other comprehensive income (loss)	201	260	602	218
Comprehensive income (loss)	$(9,695)	$5,946	$(31,279)	$9,726

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash	$7,630	$4,696
Receivables, less allowances of $4,278 and $2,761, respectively	285,489	134,072
Inventories, net	401,222	187,512
Other current assets	44,947	17,124
Total current assets	739,288	343,404
Property and equipment:
Land and land improvements	22,513	30,802
Buildings	178,698	84,781
Machinery and equipment	112,770	70,596
Construction in progress	1,812	570
Property and equipment, at cost	315,793	186,749
Accumulated depreciation	(102,865)	(102,977)
Property and equipment, net	212,928	83,772
Goodwill and other intangibles, net	74,172	—
Deferred tax asset	45,964	53,853
Other non-current assets	19,200	13,066
Total assets	$1,091,552	$494,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,814	$70,623
Bank overdrafts	36,264	21,593
Accrued compensation	7,611	9,229
Current maturities of long-term debt, net of discount and debt issuance costs of $64 and $0, respectively	1,736	—
Capital leases - short-term	8,058	3,552
Real estate deferred gains - short-term	5,330	1,836
Other current liabilities	21,528	10,772
Total current liabilities	234,341	117,605
Non-current liabilities:
Long-term debt, net of discount and debt issuance costs of $13,280 and $3,792, respectively	579,380	276,677
Capital leases - long-term	145,175	14,007
Real estate deferred gains - long-term	86,768	10,485
Pension benefit obligation	25,616	30,360
Other non-current liabilities	18,048	9,959
Total liabilities	1,089,328	459,093

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued and Outstanding - 9,288,673 and 9,100,923, respectively	92	91
Additional paid-in capital	258,088	259,588
Accumulated other comprehensive loss	(35,905)	(36,507)
Accumulated stockholders’ deficit	(220,051)	(188,170)
Total stockholders’ equity	2,224	35,002
Total liabilities and stockholders’ equity	$1,091,552	$494,095

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Net cash used in operating activities	$(59,293)	$(38,278)

Cash flows from investing activities:
Proceeds from sale of assets	107,972	27,461
Acquisition of business, net of cash acquired - see Note 2	(353,094)	—
Property and equipment investments	(1,872)	(241)
Net cash provided by (used in) investing activities	(246,994)	27,220

Cash flows from financing activities:
Borrowings from revolving credit facilities	736,254	329,936
Repayments on revolving credit facilities	(503,577)	(288,841)
Borrowings from term loan	180,000	—
Repayments on term loan	(900)	—
Principal payments on mortgage	(97,847)	(28,976)
Bank overdrafts	14,671	(55)
Debt issuance costs	(10,470)	—
Payments on capital lease obligations	(5,890)	(2,446)
Repurchase of shares to satisfy employee tax withholdings	(3,020)	—
Cash released from escrow related to the mortgage	—	1,490
Net cash provided by financing activities	309,221	11,108

Net change in cash	2,934	50
Cash at beginning of period	4,696	5,540
Cash at end of period	$7,630	$5,590

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2018
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
Our financial condition as of, and our operating results for, the three- and nine-month periods ended September 29, 2018 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 29, 2018 or any other interim period. Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not materially impact the Company's operating income (loss) or consolidated net income (loss).
Inventory Valuation
Inventories are valued at the lower of cost or net realizable value. The Company’s inventory is comprised of finished goods. Cost is determined based on the moving average cost method of inventory valuation. We evaluated our inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at lower of cost and net realizable value. In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or net realizable value. As of September 29, 2018, and December 30, 2017, the Company decreased the value of inventory on hand by $5.2 million and $0, respectively, as a result of a decline in commodity pricing.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers. In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”) that superseded existing revenue recognition guidance. Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. The standard was effective for the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. Entities were permitted to adopt the standard using a “full retrospective” approach (retrospectively to each prior reporting period presented) or a “modified retrospective” approach (reporting the cumulative effect as of the date of adoption).
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
Accounting Standards Effective in Future Years
Leases. In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This update will require leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018. We will adopt this standard, and all related amendments thereto, effective December 30, 2018, the first day of our fiscal 2019 year.
We have not completed our assessment, but the adoption of this standard will have a significant impact on our Condensed Consolidated Balance Sheets. However, we do not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease expense within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) or the Condensed Consolidated Statements of Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is presented in Note 13, “Lease Commitments,” in our Annual Report on Form 10-K.
Goodwill. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350).” This standard is intended to simplify the test for goodwill impairments by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new ASU, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220).” This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) (“AOCI”) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We have not completed our assessment, but the adoption of the standard may impact tax amounts stranded in AOCI related to our pension plans. We will adopt this standard effective December 30, 2018, the first day of our fiscal 2019 year.
Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, “Fair Value (“FV”) Measurement (Topic 820)”. In addition to making certain modifications, the standard removes the requirements to disclose: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the FV hierarchy; (ii) the policy for timing transfers between levels; and (iii) the valuation process for Level 3 FV measurements. The standard will require public entities to disclose: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 FV measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 FV measurements. The additional disclosure requirements should be applied prospectively for the most recent interim or annual period presented in the fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. The amendments in this standard are effective for fiscal years ending after December 15, 2019. Early adoption is permitted, and an entity may early adopt the removed or modified disclosures and delay the adoption of new disclosures until the effective date. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Defined Benefit Pension Plan. In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement-Benefits-Defined Benefit Plans-General (Subtopic 715-20)”. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing six previously required disclosures and adding two. The amendments also clarify certain disclosure requirements. The amendments in this standard are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
2. Acquisition
On April 13, 2018, we completed the acquisition of Cedar Creek Holdings, Inc. (“Cedar Creek”) for a preliminary purchase price of approximately $361.8 million. The acquisition was completed pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 9, 2018, by and among BlueLinx Corporation, one of our wholly owned subsidiaries, Panther Merger Sub, Inc., a wholly-owned subsidiary of

BlueLinx Corporation ("Merger Sub"), Cedar Creek, and CharlesBank Equity Fund VII, Limited Partnership (“CharlesBank”). Upon closing the transactions contemplated by the Merger Agreement, among other things, Merger Sub was merged with and into Cedar Creek, with Cedar Creek surviving the acquisition as one of our indirect wholly-owned subsidiaries. As a result of the acquisition, we increased the number of our distribution facilities to approximately 70 facilities, and increased the number of our full-time employees to over 2,500. The merger allowed us to expand our product offerings, while maintaining our existing geographical footprint.

Cedar Creek was established in 1977 as a wholesale building materials distribution company that distributes wood products across the United States. Its products include specialty lumber, oriented strand board, siding, cedar, spruce, engineered wood products and other building products.

The acquisition is being accounted for under the acquisition method of accounting. The assets acquired, liabilities assumed and the results of operations of the acquired business are included in our consolidated results since April 13, 2018.

The acquired business contributed net sales and net loss of $706.6 million and $0.2 million, respectively, to the Company for the period from April 13, 2018, to September 29, 2018. The net loss for the period from April 13, 2018, to September 29, 2018, included integration-related costs and the negative impact of selling a higher cost Cedar Creek inventory recorded at fair value. The following unaudited consolidated pro forma information presents consolidated information as if the acquisition had occurred on January 1, 2017:

	Pro forma
	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$859,776	$841,330	$2,592,597	$2,459,713
Net income (loss)	(6,219)	8,033	(5,455)	(20,477)
Earnings (loss) per common share:
Basic	$(0.67)	$0.88	$(0.59)	$(2.27)
Diluted	(0.67)	0.87	(0.59)	(2.27)

The pro forma amounts above have been calculated in accordance with GAAP after applying the Company's accounting policies and adjusting: (i) the three- and nine-months ended September 29, 2018, to reflect a $0.9 million and $11.8 million, respectively, charge related to an inventory step-up adjustment, and the three and nine months ended September 30, 2017, for $0 and $11.8 million, respectively; (ii) the three- and nine-months ended September 29, 2018, for $3.8 million and $37.9 million, respectively, for transaction related costs, and the three- and nine-months ended September 30, 2017, for $0 and $37.9 million, respectively. Due to the net loss for the three- and nine-month periods ended September 29, 2018, and for the nine-month period ended September 30, 2017, 0 incremental shares, 0.1 million incremental shares and 0.2 million incremental shares, respectively, from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding, in both periods, because their effect would be anti-dilutive. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the acquisition, are presented for illustrative purposes only, and are not necessarily indicative of results that would have been achieved had the acquisition occurred as of January 1, 2017, or of future operating performance.

The purchase price of Cedar Creek consisted of the following items:

(In thousands)
Consideration paid to shareholders and amounts paid to creditors:
Payments to Cedar Creek shareholders[1]	$166,447
Subordinated unsecured note (due to shareholder)[2]	13,743
Seller’s transaction costs paid by Company	7,349
Add: pay off of Cedar Creek debt[3]	174,213
Total preliminary cash purchase price	$361,752
_____________

[1]	Payments to Cedar Creek’s shareholders include the purchase of common stock and certain escrow adjustments.

[2]	The Cedar Creek note payable to a shareholder of $13.7 million was paid in full upon the acquisition of Cedar Creek and included $10 million in subordinated debt and $3.7 million in accrued interest.

[3]
To finance the acquisition of Cedar Creek, the Company amended and restated its Revolving Credit Facility to increase the availability thereunder to $600.0 million and also entered into a new $180.0 million senior secured Term Loan Facility (See Note 6).

The purchase is subject to a customary post-closing adjustment for, among other things, the final working capital of the acquired business.

The excess of total preliminary purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies and growth potential that the Company expects to realize from the acquisition. None of the goodwill generated from the acquisition is deductible for tax purposes.

When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. As of September 29, 2018, the purchase price allocation for the acquisition was preliminary and subject to completion. Adjustments to the current fair value estimates in the table below may occur as the process conducted for valuation and assessments is finalized, including tax assets, liabilities and other attributes. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, in line with the acquisition method of accounting, during which time the value of the assets and liabilities may be revised as appropriate.

The following table summarizes the preliminary values of the assets acquired and liabilities assumed at the date of the acquisition:

(In thousands)	Preliminary Allocation as of September 29, 2018
Cash and net working capital assets (excluding inventory)	$90,768
Inventory	159,227
Property and equipment	71,352
Other, net	6,992
Intangible assets and goodwill:
Customer relationships	25,500
Non-compete agreements	8,254
Trade names	6,826
Favorable leasehold interests	800
Goodwill	36,787
Capital leases and other liabilities	(44,754)
Cash purchase price	$361,752

3. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek, we acquired certain intangible assets. As of September 29, 2018, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, trade names, and favorable leasehold interests.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, trade names and favorable lease interests) acquired and liabilities assumed under acquisition accounting for business combinations.
During the nine-months ended September 29, 2018, we preliminarily allocated the fair values of assets acquired and liabilities assumed in the acquisition of Cedar Creek and recognized $36.8 million in goodwill. This amount is subject to change.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the implied fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying values of these assets for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions and significant changes in our market capitalization.
Definite-Lived Intangible Assets.
At September 29, 2018, in connection with the acquisition of Cedar Creek, we had definite-lived intangible assets that related to customer relationships, noncompete agreements, trade names and favorable leasehold interests.
At September 29, 2018, the gross carrying amounts, the accumulated amortization and the net carrying amounts of our definite-lived intangible assets were as follows:

(In thousands)	Gross carrying amounts	Accumulated Amortization	[2]	Net carrying amounts
Customer relationships	$25,500	$(1,962)		$23,538
Noncompete agreements	8,254	(952)		7,302
Trade names	6,826	(1,050)		5,776
Favorable leasehold interests[1]	800	(31)		769
Total	$41,380	$(3,995)		$37,385
____________________
[1] Amortized to rent expense
[2] Intangible assets except customer relationships are amortized on straight line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
The weighted average estimated useful life remaining for customer relationships, noncompete agreements, trade names and favorable leasehold interest is approximately 12 years, 4 years, 3 years and 12 years respectively. Amortization expense for the definite-lived intangible assets was $2.1 million and $4.0 million for the three- and nine-month periods ended September 29, 2018, respectively. There were no amortization charges for the comparative periods of the prior year.

Estimated annual amortization expense for definite-lived intangible assets over the next five fiscal years is as follows:

(In thousands)	Estimated Amortization
2019	$8,152
2020	7,527
2021	5,035
2022	3,183
2023	1,873

4. Revenue Recognition
We recognize revenue when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration we expected to be entitled to in exchange for those goods or services.

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
In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with us. When the consigned inventory is sold by the customer, we recognize revenue, net of trade allowances.
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
The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Structural products	$387,347	$228,424	$1,016,806	$633,036
Specialty products	481,946	254,476	1,185,332	758,788
Other[1]	(9,517)	(3,582)	(11,923)	(9,897)
Total net sales	$859,776	$479,318	$2,190,215	$1,381,927
____________________________________
[1]“Other” includes unallocated allowances and discounts. Beginning third quarter 2018 allowances and discounts are allocated to product categories where available. Prior year and nine months ended periods have been updated for this presentation.

The following table presents our revenues disaggregated by sales channel. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Warehouse	$685,468	$361,992	$1,723,103	$1,034,580
Direct	153,847	89,242	402,420	274,482
Reload and service revenue	32,116	35,915	95,300	95,817
Customer discounts and rebates	(11,655)	(7,831)	(30,608)	(22,952)
Total net sales	$859,776	$479,318	$2,190,215	$1,381,927

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

5. Long-Term Debt
As of September 29, 2018, and December 30, 2017, long-term debt consisted of the following:

		September 29,	December 30,
(In thousands)	Maturity Date	2018	2017
Revolving Credit Facility (net of discounts and debt issuance costs of $6.2 million and $3.1 million at September 29, 2018 and December 30, 2017, respectively)	October 10, 2022	$409,112	$179,569
Mortgage Note Payable (net of discounts and debt issuance costs of $0 million and $0.8 million at September 29, 2018 and December 30, 2017, respectively)	NA	—	97,108
Term Loan Facility (net of discounts and debt issuance costs of $7.1 million and $0 million at September 29, 2018 and December 30, 2017, respectively)	October 13, 2023	172,004	—
Total debt		581,116	276,677
Less: current portion of long-term debt		(1,736)	—
Long-term debt, net		$579,380	$276,677

Revolving Credit Facility
On April 13, 2018, in connection with the acquisition Cedar Creek, we entered into an Amended and Restated Credit Agreement, with certain of our subsidiaries as borrowers (together with us, the “Borrowers”) or guarantors thereunder, Wells Fargo Bank, National Association, in its capacity as administrative agent (“Wells Fargo”), and certain other financial institutions party thereto (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a senior secured asset-based revolving loan and letter of credit facility (the “Revolving Credit Facility”) of up to $600 million and an uncommitted accordion feature that permits the Borrowers to increase the facility by an aggregate additional principal amount of up to $150 million, which will allow borrowings of up to $750 million under the Revolving Credit Facility. Letters of credit in an aggregate amount of up to $30 million are also available under the Revolving Credit Agreement, which would reduce the amount of the revolving loans available under the Revolving Credit Facility. The maturity date of the Revolving Credit Agreement is October 10, 2022. The Revolving Credit Agreement amended and restated the Borrowers’ existing $335 million secured revolving credit facility, dated October 10, 2017, as amended. The proceeds from the Revolving Credit Facility were used to repay outstanding obligations under the Borrowers’ existing revolving credit facility, to fund a portion of the cash consideration payable in connection with the acquisition of Cedar Creek, to fund transaction costs in connection with the acquisition and the amendment of the Revolving Credit Facility, to provide working capital and for other general corporate purposes.
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
As of September 29, 2018, we had outstanding borrowings of $415.4 million, excess availability of $122.8 million, and a weighted average interest rate of 4.2 percent under our Revolving Credit Facility. As of December 30, 2017, our principal balance was $182.7 million, excess availability was $63.3 million, and our weighted average interest rate was 4.2 percent under our Revolving Credit Agreement.
We were in compliance with all covenants under the Credit Agreement as of September 29, 2018.
Term Loan Facility
On April 13, 2018, in connection with the acquisition of Cedar Creek, we entered into the a new credit and guaranty agreement (the “Term Loan Agreement”) with WHOS Investment Partners, LLC, as administrative agent and collateral agent (“HPS”) and certain other financial institutions as party thereto. The Term Loan Agreement provides for a senior secured first lien loan facility in an aggregate principal amount of $180 million (the “Term Loan Facility”). The maturity date of the Term Loan Agreement is October 13, 2023. The proceeds from the Term Loan Facility were used to fund a portion of the cash consideration payable in connection with the acquisition of Cedar Creek and to fund transaction costs in connection with the acquisition and the Term Loan Facility.
In connection with the execution and delivery of the Term Loan Agreement, we also entered into a pledge and security agreement with HPS (the “Term Loan Security Agreement”). Pursuant to the Term Loan Security Agreement and other “Collateral Documents” (as such term is defined in the Term Loan Agreement), the obligations under the Term Loan Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets, including inventories, accounts receivable, real property, and proceeds from those items.
The Term Loan Agreement requires monthly interest payments, and quarterly principal payments of $450,000, in arrears. The Term Loan Agreement also requires certain mandatory prepayments of outstanding loans, subject to certain exceptions, including prepayments commencing with the fiscal year ending December 28, 2019, based on a percentage of excess cash flow (as defined in the Term Loan Agreement for such fiscal year). The remaining balance is due on the loan maturity date of October 13, 2023.
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
Borrowings under the Term Loan Agreement may be made as Base Rate Loans or Eurodollar Rate Loans. The Base Rate Loans will bear interest at the rate per annual equal to (i) the greatest of the (a) U.S. prime lending rate published in The Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50 percent, and (c) the sum of the Adjusted Eurodollar Rate of one month plus 1.00 percent, provided that the Base Rate shall at no time be less than 2.00 percent per annum; and (ii) plus the Applicable Margin, as described below. Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate, provided that the Adjusted Eurodollar Rate shall at no time be less than 1.00 percent per annum; plus (ii) the Applicable Margin. The Applicable Margin will be 6.00 percent with respect to Base Rate Loans and 7.00 percent with respect to Eurodollar Rate Loans.
The Term Loan Agreement requires maintenance of a total net leverage ratio of 8.25 to 1.00 for the fiscal quarter ending September 29, 2018, and such required covenant level reduces over the term of the Term Loan Facility as set forth in the Term Loan Agreement. As of September 29, 2018, we were in compliance with the total net leverage ratio.
The Term Loan Agreement also contains representations, warranties, affirmative and negative covenants customary for financing transactions of this type, and customary events of default.
As of September 29, 2018, we had outstanding borrowings of $179.1 million under our Term Loan Credit Facility and a stated interest rate of 9.2 percent per annum. At December 30, 2017, there were no outstanding borrowings under our Term Loan Credit Facility.
We were in compliance with all covenants under the Term Loan Agreement as of September 29, 2018.
Our remaining principal payment schedule for each of the next five years and thereafter is as follows:

(In thousands)
2018	$450
2019	1,800
2020	1,800
2021	1,800
2022	1,800
Thereafter	171,450

6. Net Periodic Pension Cost
The following table shows the components of our net periodic pension cost (benefit):

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$133	$133	$399	$499
Interest cost on projected benefit obligation	963	1,153	2,889	3,509
Expected return on plan assets	(1,327)	(1,684)	(3,981)	(4,852)
Amortization of unrecognized loss	271	260	813	796
Net periodic pension cost (benefit)	$40	$(138)	$120	$(48)

7. Stock Compensation
Cash-Settled Stock Appreciation Rights (“SARs”)
During fiscal 2016, we granted certain executives and employees cash-settled SARs. The cash-settled SARs vested on July 16, 2018. On the vesting date, half of the vested value of the cash-settled SARs became payable within thirty days of the vesting date, and the remainder payable within one year of the vesting date. The exercise price for the cash-settled SARs was amended so that it is based a 20 day trading average of the Company’s common stock through the vesting date, in excess of the $7.00 grant date valuation.
As of September 29, 2018, there were 222,500 cash-settled SARs issued and outstanding. On December 30, 2017, we had accrued a total liability of approximately $1.0 million for the cash-settled SARs. On September 29, 2018, the total liability was approximately $7.2 million, which reflects the fair value of the remaining SARs valued at the vesting date.

The following table summarizes the assumptions used to compute the current fair value of our cash-settled SARs:

	September 29, 2018[1]	December 30, 2017[2]
Stock price	$38.17	$9.76
Expected volatility	Not applicable	33.80%
Risk-free interest rate	Not applicable	1.55%
Expected term (in years)	0	0.54
Expected dividend yield	Not applicable	Not applicable

__________________________
[1]Reflects the exercise price based on the 20 day trading average through vesting date (June 18, 2018 - July 16, 2018).
[2]Reflects an assumed exercise price based on the closing stock price, as per the original SARs Agreement. The closing stock price used in the analysis was the closing stock price on the last trading day of the fiscal quarter.
Stock Compensation Expense
During the three months ended September 29, 2018 and September 30, 2017, we incurred stock compensation expense of $1.7 million and $0.3 million, respectively. During the nine months ended September 29, 2018 and September 30, 2017, we incurred stock compensation expense of $14.7 million and $1.8 million, respectively. The increase in our stock compensation expense for the three- and nine-month periods of fiscal 2018 is attributable to cash-settled SARs.
8. Lease Commitments
Capital Leases
We have entered into certain long-term, non-cancelable capital leases for real estate, along with certain logistics equipment and vehicles. The real estate leases contain customary extension option periods and annual fixed rent escalations. As of September 29, 2018, the acquisition value and net book value of all assets under capital leases was $166.5 million and $143.7 million, respectively.
At September 29, 2018, our total commitments under capital leases recorded in the Unaudited Condensed Consolidated Balance Sheets within “capital leases - short term” and “capital leases - long term” were as follows:

(In thousands)	Principal[1]	Interest
2018	$2,118	$3,523
2019	7,498	13,802
2020	6,749	13,425
2021	4,389	13,127
2022	3,620	12,921
Thereafter	128,859	182,788
Total	$153,233	$239,586
_____________________________
[1] Our principal amounts include negative amortization. Negative amortization occurs for us on some of our real estate leases because of the structure of the lease payments where the cash payment is applied to both interest and principal and wherein a calculated interest rate results in interest exceeding principal. The remaining amount of interest owed is added to the principal, resulting in the principal payment appearing as a negative.
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
Collective Bargaining Agreements
As of September 29, 2018, we had over 2,500 employees on a full-time basis, of which approximately 1,100 were former employees of Cedar Creek. Additionally, as of September 29, 2018, approximately 20 percent of our employees were represented by various local labor union Collective Bargaining Agreements (“CBAs”). As of September 29, 2018, approximately 5 percent of our employees are covered by CBAs that are up for renewal in fiscal 2018 or are currently expired and under negotiation.
10. Accumulated Other Comprehensive Loss
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
The changes in balances for each component of accumulated other comprehensive loss for the nine months ended September 29, 2018, were as follows:

(In thousands)	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
December 30, 2017, beginning balance	$674	$(37,393)	$212	$(36,507)
Other comprehensive income (loss), net of tax [1]	(3)	605	—	602
September 29, 2018, ending balance, net of tax	$671	$(36,788)	$212	$(35,905)
________________________________
[1] For the nine months ended September 29, 2018, the actuarial loss recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of net periodic pension cost was $0.8 million, net of tax of $0.2 million (See Note 7).
11. Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units, performance shares, and performance units. Due to the net loss for the three- and nine-month periods ended September 29, 2018, 0 and 0.1 million, respectively, of incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding, in both periods, because their effect would be anti-dilutive.

The reconciliation of basic earnings (loss) and diluted earnings (loss) per common share for the three- and nine-month periods of fiscal 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income (loss)	$(9,896)	$5,686	$(31,881)	$9,508

Basic weighted shares outstanding	9,274	9,079	9,209	9,033
Dilutive effect of share-based awards	—	164	—	152
Diluted weighted average shares outstanding	$9,274	$9,243	$9,209	$9,185

Basic earnings (loss) per share	$(1.07)	$0.63	$(3.46)	$1.05
Diluted earnings (loss) per share	$(1.07)	$0.62	$(3.46)	$1.04

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

•
other factors described herein and in Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2017, as filed with the SEC and as supplemented in the Company’s quarterly report on Form 10-Q for the quarters ended March 31, 2018, and June 30, 2018.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Executive Level Overview
Background
We are a leading distributor of building and industrial products in the U.S. We are headquartered in Atlanta, Georgia, with executive offices located at 4300 Wildwood Parkway, Atlanta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S. and deliver building and industrial products to a variety of wholesale and retail customers. We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board, rebar and remesh, lumber and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 45 percent of our year-to-date fiscal 2018 net sales. Specialty products include exterior roofing, insulation, moulding, engineered wood products, vinyl products (used primarily in siding), metal products (excluding rebar and remesh), spruce and cedar. Specialty products accounted for approximately 55 percent of our year-to-date fiscal 2018 net sales.
Recent Developments
Acquisition of Cedar Creek
On April 13, 2018, we completed our previously announced acquisition of Cedar Creek for a preliminary aggregate purchase price of approximately $361.8 million. As a result of the acquisition, we increased the number of our distribution facilities to approximately 70 facilities, and increased the number of our full-time employees to over 2,500.
The assets acquired and liabilities assumed and the results of operations of the acquired business are included in our consolidated results since April 13, 2018.
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

Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Our operating results have historically been correlated with the level of single-family residential housing starts in the U.S. At any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes and, importantly, consumer confidence. Since 2011, the U.S. housing market has shown steady improvement. Recent data as of September 29, 2018 on single-family residential housing starts and permits continue to suggest potential near-term challenges, but we continue to believe the housing market improvement trend will continue in the long term, and that we are well-positioned to support our customers.
Our operating results are also affected by commodity pricing, and during the third quarter of 2018 the industry experienced a rapid decline in commodity prices, including with respect to panels and framing lumber. The decline negatively impacted our financial results, particularly our margins. We continue to closely monitor these pricing trends, and will work to manage our business, inventory levels, and costs, accordingly.
Results of Operations
The following table sets forth our results of operations for the third quarter of fiscal 2018 and fiscal 2017:

(Dollars in thousands)	Third Quarter of Fiscal 2018	% of Net Sales	Third Quarter of Fiscal 2017	% of Net Sales
Net sales	$859,776	100.0%	$479,318	100.0%

Gross profit	91,755	10.7%	60,545	12.6%
Selling, general, and administrative	87,692	10.2%	47,088	9.8%
Gains from sales of property	—	—%	—	—%
Depreciation and amortization	8,068	0.9%	2,249	0.5%
Operating income (loss)	(4,005)	(0.5)%	11,208	2.3%
Interest expense	13,273	1.5%	5,670	1.2%
Other income, net	(94)	—%	(271)	(0.1)%
Income (loss) before provision for (benefit from) income taxes	(17,184)	(2.0)%	5,809	1.2%
Provision for (benefit from) income taxes	(7,288)	(0.8)%	123	—%
Net income (loss)	$(9,896)	(1.2)%	$5,686	1.2%

The following table sets forth our results of operations for the nine-month periods of fiscal 2018 and fiscal 2017:

(Dollars in thousands)	First Nine Months of Fiscal 2018[1]	% of Net Sales	First Nine Months of Fiscal 2017	% of Net Sales
Net sales	$2,190,215	100.0%	$1,381,927	100.0%

Gross profit	250,731	11.4%	175,525	12.7%
Selling, general, and administrative	238,655	10.9%	149,290	10.8%
Gains from sales of property	—	—%	(6,700)	(0.5)%
Depreciation and amortization	18,177	0.8%	6,865	0.5%
Operating income (loss)	(6,101)	(0.3)%	26,070	1.9%
Interest expense	33,947	1.5%	16,279	1.2%
Other income, net	(282)	—%	(549)	—%
Income (loss) before provision for (benefit from) income taxes	(39,766)	(1.8)%	10,340	0.7%
Provision for (benefit from) income taxes	(7,885)	(0.4)%	832	0.1%
Net income (loss)	$(31,881)	(1.5)%	$9,508	0.7%

____________________________
[1]The first nine-months of fiscal 2018 includes incremental operating results for Cedar Creek from April 13, 2018, to September 29, 2018.

The following table sets forth net sales by product category for the three- and nine-month periods of fiscal 2018 and 2017:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	[1]	September 30, 2017
Structural products	$387,347	$228,424	$1,016,806		$633,036
Specialty products	481,946	254,476	1,185,332		758,788
Other[2]	(9,517)	(3,582)	(11,923)		(9,897)
Net sales	$859,776	$479,318	$2,190,215		$1,381,927
________________________
[1]Fiscal 2018 includes incremental operating results for Cedar Creek from April 13, 2018, to September 29, 2018.
[2] ”Other” includes unallocated allowances, and discounts. Beginning third quarter 2018 allowances and discounts are allocated to product categories where available. Prior year and nine months ended periods have been updated for this presentation.
The following table sets forth gross profit and gross margin percentages by product category for the three- and nine-month periods of fiscal 2018 and 2017:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018 [1]	September 30, 2017
Structural products	$21,720	$21,199	$83,046	$58,489
Specialty products	74,502	39,326	183,516	115,586
Other[2]	(4,467)	20	(15,831)	1,450
Gross profit	$91,755	$60,545	$250,731	$175,525
Gross margin percentage by category
Structural products	5.6%	9.3%	8.2%	9.2%
Specialty products	15.5%	15.5%	15.5%	15.2%
Total gross margin percentage	10.7%	12.6%	11.4%	12.7%
____________________
[1]Fiscal 2018 includes incremental operating results for Cedar Creek from April 13, 2018, to September 29, 2018.
[2] ”Other” includes adjustment for lower of cost or net realizable value of $5.2 million for the three- and nine- month periods, inventory acquisition step-up charge of $0.8 million for the three months ended September 29, 2018, $11.8 million for the nine months ended September 29, 2018, unallocated allowances and discounts. Beginning third quarter 2018 allowances and discounts are allocated to product categories where available. Prior year and nine months ended periods have been updated for this presentation.
Third Quarter of Fiscal 2018 Compared to Third Quarter of Fiscal 2017
Net sales.  For the third quarter of fiscal 2018, net sales increased 79.4 percent, or $380.5 million, compared to the third quarter of fiscal 2017. Sales growth was largely driven by the acquisition of Cedar Creek and the inclusion of Cedar Creek’s sales revenue of 348.6 million in the third quarter of 2018, versus the exclusion of such sales results during the comparable period of the prior year.
Gross profit and gross margin.  For the third quarter of fiscal 2018, gross profit increased by $31.2 million, or 51.5 percent, with gross margin of 10.7 percent, compared to 12.6 percent in the third quarter of fiscal 2017. The increase in gross profit was due to the acquisition of Cedar Creek, while the decrease in gross margin percentage was primarily driven by declining commodity pricing during the current period, as well as a lower of cost or net realizable value adjustment on inventory of $5.2 million and acquisition related inventory step-up charges of $0.9 million.
Selling, general, and administrative expenses.  The increase in selling, general, and administrative expenses of 86.2 percent, or $40.6 million, for the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017, is primarily due to: (i) the acquisition of Cedar Creek and the inclusion of expenses from the acquired business for the third quarter of 2018, versus the comparable period of the prior year; (ii) $3.8 million in charges for legal, professional and other integration costs related to the Cedar Creek acquisition; and (iii) $6.5 million in costs related to multi-employer pension plan withdrawal.
Depreciation and amortization expense. For the third quarter of fiscal 2018, depreciation and amortization expense increased by $5.8 million to $8.1 million due to the acquisition of Cedar Creek, which resulted in a higher depreciable asset base and the addition of amortizable intangible assets. During the third quarter of fiscal 2018 Cedar Creek added $3.3 million and $2.1 million to our depreciation and amortization expense, respectively.
Interest expense. Interest expense increased by $7.6 million for the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017. The increase was largely attributable to a higher average debt balance over the period, coupled with a higher average interest rate on outstanding debt. We increased our outstanding debt to finance the acquisition of Cedar Creek, incurred transaction costs that are amortized as interest expense, and incurred capital lease interest of $3.7 million, versus $0.6 million during the comparable period of the prior year.
Provision for income taxes. Our effective tax rate was 42.4 percent and 2.1 percent for the third quarter of fiscal 2018 and 2017, respectively. The effective tax rate for the third quarter of fiscal 2018 was impacted by: (i) the inclusion of Cedar Creek’s operations from April 13, 2018, to September 29, 2018; (ii) the permanent addback of certain nondeductible expenses including transaction costs related to the Cedar Creek acquisition; (iii) the discrete tax benefit of $0.6 million for stock vesting; and (iv) the effect of the valuation allowance for separate company state income tax losses generated during the third quarter of fiscal 2018.  The effective tax rate for the third quarter of fiscal 2017 was reduced by the utilization of our net operating loss deferred tax asset and the corresponding release of the valuation allowance due to net income generated during the third quarter of fiscal 2017.  The effect of the valuation allowance for the third quarter of fiscal 2017 was impacted by alternative minimum tax and state income taxes recorded on a separate company basis.

Net income (loss). Net income (loss) was substantially impacted by the factors described above including: (i) higher selling, general, and administrative expenses resulting from the acquisition of Cedar Creek and related transaction fees; (ii) higher depreciation and amortization expenses due to the increase in depreciable assets and the addition of amortizable intangible assets; and (iii) increased interest expense due to higher interest rates on outstanding debt and higher average outstanding loan balances.
First Nine Months of Fiscal 2018 Compared to First Nine Months of Fiscal 2017
Net sales.  For the first nine months of fiscal 2018, net sales increased 58.5 percent, or $808.3 million, compared to the first nine months of fiscal 2017. Sales growth was largely driven by the acquisition of Cedar Creek and the inclusion of Cedar Creek’s sales revenue of $706.6 million from April 13, 2018, to September 29, 2018, versus the exclusion of such sales results during the comparable period of the prior year.
Gross profit and gross margin.  For the first nine months of fiscal 2018, gross profit increased by $75.2 million, or 42.8 percent, with gross margin of 11.4 percent, compared to 12.7 percent for the first nine months of fiscal 2017. Gross margin was negatively impacted by the acquisition related inventory step-up charge of $11.8 million, the lower of cost or net realizable value adjustment on inventory of $5.2 million, and declining commodity pricing during the current period.
Selling, general, and administrative expenses.  The increase in selling, general, and administrative expenses of 59.9 percent, or $89.4 million, for the first nine months of fiscal 2018, compared to the first nine months of fiscal 2017 was primarily due to: (i) the acquisition of Cedar Creek and the inclusion of expenses from the acquired business from April 13, 2018, to September 29, 2018, versus the comparable period of the prior year; (ii) $19.1 million in charges for legal, professional and other integration costs related to the Cedar Creek acquisition; and (iii) $14.7 million in expenses related to cash-settled stock appreciation rights and other share based compensation in fiscal 2018.
Gains from sales of property. Gains from sales and leaseback of property in the first nine months of fiscal 2018 were deferred, due to the rules of accounting for sale and leaseback transactions, and are amortized as a credit to selling, general, and administrative expenses in the amount of approximately $1.3 million per fiscal quarter. The accounting treatment of gains from sale and leaseback transactions differs from that of sale transactions with no leaseback, as sales of property without leaseback are allowed immediate and full gain recognition in the period of the sale. Sales of property with no leaseback in the first nine months of fiscal 2017 resulted in gains recognized of $6.7 million.

Depreciation and amortization expense. For the first nine months of fiscal 2018, depreciation and amortization expense increased by $11.3 million to $18.2 million due to the acquisition of Cedar Creek, which resulted in a higher depreciable asset base and the addition of depreciable intangible assets. During the first nine months of fiscal 2018, Cedar Creek added $6.2 million and $4.0 million to our depreciation and amortization expense, respectively.
Interest expense. Interest expense increased by $17.7 million for the first nine months of fiscal 2018, compared to the first nine months of fiscal 2017. The increase was largely attributable to a higher average debt balance over the period, coupled with a higher average interest rate on outstanding debt. We increased our outstanding debt to finance the acquisition of Cedar Creek and incurred transaction costs that are amortized as interest expense. During the nine months ended September 29, 2018, we incurred debt modification fees of $2.2 million related to the mortgage, and capital lease interest of $9.5 million during the first nine months of fiscal 2018 versus $1.2 million during the comparable period of fiscal 2017, partially offset by a decrease in mortgage interest expense of $3.0 million.
Provision for income taxes. Our effective tax rate was 19.8 percent and 8.0 percent for the first nine months of fiscal 2018 and 2017, respectively. The effective tax rate for the first nine months of fiscal 2018 was impacted by: (i) the inclusion of Cedar Creek’s operations from April 13, 2018, to September 29, 2018; (ii) the permanent addback of certain nondeductible expenses including transaction costs related to the Cedar Creek acquisition; and (iii) the effect of the valuation allowance for separate company state losses. The effective tax rate for the first nine months of fiscal 2017 was reduced by the utilization of our net operating loss deferred tax asset and the corresponding release of the valuation allowance due to net income generated during the first nine months of fiscal 2017.  The effect of the valuation allowance for the first nine months of fiscal 2017 was impacted by alternative minimum tax and state income taxes recorded on a separate company basis.
Net income (loss). Net income (loss) was substantially impacted by the factors described above including: (i) higher selling, general and administrative expenses resulting from the acquisition of Cedar Creek and related transaction fees totaling $19.1 million; (ii) higher depreciation and amortization expenses due to the increase in depreciable assets and the addition of amortizable intangible assets; (iii) increased interest expense due to higher interest rates on outstanding debt and higher average outstanding loan balances as we increased borrowings on our Revolving Credit Facility and added a new Term Loan Facility; and (iv) $14.7 million of additional expense recognized for cash-settled stock appreciation rights and other share based compensation.

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
Long-Term Debt
As of September 29, 2018, and December 30, 2017, long-term debt consisted of the following:

		September 29,	December 30,
(In thousands)	Maturity Date	2018	2017
Revolving Credit Facility (net of discounts and debt issuance costs of $6.2 million and $3.1 million at September 29, 2018 and December 30, 2017, respectively)	October 10, 2022	$409,112	$179,569
Mortgage Note Payable (net of discounts and debt issuance costs of $0 million and $0.8 million at September 29, 2018 and December 30, 2017, respectively)	NA	—	97,108
Term Loan Facility (net of discounts and debt issuance costs of $7.1 million and $0 million at September 29, 2018 and December 30, 2017, respectively)	October 13, 2023	172,004	—
Total debt		581,116	276,677
Less: current portion of long-term debt		(1,736)	—
Long-term debt, net		$579,380	$276,677
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
As of September 29, 2018, we had outstanding borrowings of $415.4 million and excess availability of $122.8 million under our Revolving Credit Facility with a weighted average interest rate of 4.2 percent. As of December 30, 2017 our principal balance was $182.7 million, excess availability was $63.3 million and our stated interest rate was 4.2 percent.
Term Loan Facility
On April 13, 2018, we entered into the Term Loan Agreement with HPS and certain other financial institutions as party thereto. The Term Loan Agreement provides for a Term Loan Facility of $180 million secured by substantially all of our assets. Borrowings under the Term Loan Agreement may be made as Base Rate Loans or Eurodollar Rate Loans. The Base Rate Loans will bear interest at the rate per annual equal to (i) the greatest of the (a) U.S. prime lending rate published in The Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50 percent, and (c) the sum of the Adjusted Eurodollar Rate of one month plus 1.00 percent, provided that the Base Rate shall at no time be less than 2.00 percent per annum; and (ii) plus the Applicable Margin, as described below. Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate, provided that the Adjusted Eurodollar Rate shall at no time be less than 1.00 percent per annum; plus (ii) the Applicable Margin. The Applicable Margin will be 6.00 percent with respect to Base Rate Loans and 7.00 percent with respect to Eurodollar Rate Loans.

The Term Loan Agreement requires maintenance of a total net leverage ratio of 8.25 to 1.00 for the fiscal quarter ending September 29, 2018, and such required covenant level reduces over the term of the Term Loan Facility as set forth in the Term Loan Agreement.
As of September 29, 2018, we had outstanding borrowings of $179.1 million under our Term Loan Credit Facility and a stated interest rate of 9.2 percent per annum.
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
Our total capital lease commitments, which substantially relate to leases of property, totaled $153.2 million as of September 29, 2018.
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first nine months of fiscal 2018 was $59.3 million, compared to net cash used in operating activities of $38.3 million in the first nine months of fiscal 2017. The use of net cash in operating activities was substantially higher due to increased working capital, as well as transaction costs related to the Cedar Creek acquisition. Accounts receivable increased by $151.4 million during the first nine months of fiscal 2018. Inventory increased by $213.7 million in the first nine months of fiscal 2018, which reflects the addition of the Cedar Creek business. The increases in accounts receivable and inventories were partially offset by increases in accounts payable.
Investing Activities
Net cash used in investing activities for the first nine months of fiscal 2018 was $247.0 million compared to net cash provided by investing activities of $27.2 million in the first nine months of fiscal 2017. The net cash used primarily related to the $353.1 million net cash paid for the acquisition of Cedar Creek during the second quarter of 2018, and the proceeds from the sale of assets of $108 million.
Financing Activities
Net cash provided by financing activities totaled $309.2 million for the first nine months of fiscal 2018, primarily reflecting the increase in our Revolving Credit Facility and the addition of the new Term Loan Facility, partially offset by $503.6 million in repayments of our Revolving Credit Facility, debt issuance costs relating to our Revolving Credit Facility and Term Loan Facility, and a $97.8 million pay-off of our mortgage loan.

Operating Working Capital [1]

Selected financial information (in thousands)
	September 29, 2018	December 30, 2017	September 30, 2017
Current assets:
Cash	$7,630	$4,696	$5,590
Receivables, less allowance for doubtful accounts	285,489	134,072	173,748
Inventories, net	401,222	187,512	206,788
Other current assets	44,947	17,124	21,063
Total current assets	$739,288	$343,404	$407,189

Current liabilities:
Accounts payable	$153,814	$70,623	$97,606
Bank overdrafts	36,264	21,593	21,641
Accrued compensation	7,611	9,229	8,491
Current maturities of long-term debt, net of discount	1,736	—	54,521
Capital leases - short-term	8,058	3,552	3,423
Real estate deferred gains - short-term	5,330	1,836	1,836
Other current liabilities	21,528	10,772	9,822
Total current liabilities	$234,341	$117,605	$197,340

Operating working capital	$506,683	$225,799	$264,370
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
Operating working capital of $506.7 million at September 29, 2018, compared to $225.8 million as of December 30, 2017, increased on a net basis by approximately $280.9 million, primarily as a result of the acquisition of Cedar Creek. Accounts receivable and inventory increased by $151.4 million and $213.7 million, respectively, offset by an increase in accounts payable of $83.2 million.
Operating working capital increased from September 30, 2017, to September 29, 2018, by $242.3 million, primarily driven by the acquisition of Cedar Creek in the second quarter of 2018.
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
During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 13, 2018, we acquired Cedar Creek Holdings Inc. in a business combination. We are currently in the process of integrating policies, processes, information technology systems and other components of internal controls over financial reporting of the combined business. We believe that we will be able to maintain sufficient controls over the substantive results of financial reporting of Cedar Creek and its subsidiaries, but because of the size, complexity and timing of the integration, the internal controls over financial reporting of Cedar Creek have been excluded from management’s assessment of the Company’s internal control over financial reporting for the quarter ended September 29, 2018, and will be excluded for the year ended December 29, 2018.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the third quarter of fiscal 2018, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, as supplemented by the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended September 29, 2018:

	Total Number
	Shares	Average Price
Period	Purchased[1]	Paid Per Share
July 1 - August 4, 2018	31,297	$34.12
August 5 - September 1, 2018	—	$—
September 2 - September 29, 2018	2,879	$31.49
Total	34,176

[1]
The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above pertain to purchases of common stock by the Company in connection with tax withholding obligations of the Company’s employees upon the vesting of such employees’ restricted stock awards.

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

BlueLinx Holdings Inc.
(Registrant)

Date: November 8, 2018	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer