Form 10-K
period 2018-12-29
BlueLinx Holdings Inc.
filed 2019-03-13
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-32383

BlueLinx Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0627356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1950 Spectrum Circle, Suite 300, Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 770-953-7000
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018 was $334,707,890, based on the closing price on the New York Stock Exchange of $37.53 per share on June 29, 2018.
As of February 28, 2019, the registrant had 9,342,864 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference to the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 29, 2018.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 29, 2018

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
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains information that may constitute “forward-looking statements.” Words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I
ITEM 1.  BUSINESS
Company Overview
We are a leading distributor of building and industrial products in the United States (“U.S.”). The Company is headquartered in Georgia, with executive offices located at 1950 Spectrum Circle, Marietta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S., and deliver building and industrial products to a variety of wholesale and retail customers.
We were incorporated on March 8, 2004 as ABP Distribution Holdings, Inc. (“ABP”). ABP was majority-owned by an affiliate of Cerberus Capital Management, L.P., a private, New York-based investment firm. On May 7, 2004, Georgia-Pacific Corporation sold the assets of its distribution division to ABP. ABP subsequently merged into BlueLinx Holdings Inc., a Delaware corporation formed on August 26, 2004. On December 17, 2004, we consummated an initial public offering of our common stock.
On October 23, 2017, Cerberus completed the public offering and sale of approximately 97% of its ownership interest in the Company. Cerberus subsequently sold its remaining ownership interest in the Company.
Significant Recent Transactions
On January 10, 2018, we completed sale-leaseback transactions on four of our distribution centers. We sold these properties for gross proceeds of $110.0 million. The net proceeds received from the transactions were used to pay the remaining $97.8 million balance of our 2006 Commercial Mortgage-Backed Securities (“CMBS”) mortgage, in its entirety, in the first quarter of fiscal 2018.
On April 13, 2018, we completed the acquisition of Cedar Creek Holdings, Inc. (“Cedar Creek”) for a preliminary purchase price of approximately $361.8 million. As a result of the acquisition, we increased the number of our distribution facilities to approximately 70 facilities, and increased the number of our full-time employees to approximately 2,600. The merger allowed us to expand our product offerings and geographical footprint.
Fiscal Year
Fiscal 2018, fiscal 2017, and fiscal 2016 each were comprised of 52 weeks.
Products and Services
We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 45%, 46% and 41% of our fiscal 2018, fiscal 2017, and fiscal 2016 gross sales, respectively, include plywood, oriented strand board, rebar and remesh, lumber, spruce and other wood products primarily used for structural support, walls, and flooring in construction projects. Specialty products, which represented approximately 55%, 54% and 59% of our fiscal 2018, fiscal 2017 and fiscal 2016 gross sales, respectively, include engineered wood products, moulding, siding (including vinyl products), cedar, metal products (excluding rebar and remesh) and insulation. In some cases, these products are branded by us.
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

Distribution Channels
We sell products through three main distribution channels: warehouse sales, direct sales, and reload sales.
Warehouse sales are delivered from our warehouses to dealers, home improvement centers, and industrial users. Warehouse sales accounted for approximately 78% of our fiscal 2018 gross sales, and 74% of both our fiscal 2017, and fiscal 2016 gross sales.
Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. This channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 18%, 19% and 20% of our fiscal 2018, fiscal 2017, and fiscal 2016 gross sales, respectively.
Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Reload sales accounted for approximately 4%, 7%, and 6% of our fiscal 2018, fiscal 2017, and fiscal 2016 gross sales, respectively.
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
Employees
As of December 29, 2018, we employed approximately 2,400 employees. We consider our relationship with our employees generally to be good.
Executive Officers
The following are the executive officers of our Company as of March 13, 2019:
Mitchell B. Lewis, age 57, has served as our President and Chief Executive Officer, and as a Director of BlueLinx Holdings Inc. since 2014. Mr. Lewis has held numerous leadership positions in the building products industry since 1992. Mr. Lewis served as President and Chief Executive Officer of Euramax Holdings, Inc., a building products manufacturer, from February 2008, through November 2013. Mr. Lewis also served as Chief Operating Officer in 2005, Executive Vice President in 2002, and group Vice President in 1997 of Euramax Holdings, Inc. and its predecessor companies. Prior to being appointed group Vice President, Mr. Lewis served as President of Amerimax Building Products, Inc. Prior to 1992, Mr. Lewis served as Corporate Counsel with Alumax Inc. and practiced law with Alston & Bird LLP, specializing in mergers and acquisitions. Mr. Lewis received a Bachelor of Arts degree in Economics from Emory University, and a Juris Doctor degree from the University of Michigan.
Susan C. O’Farrell, age 55, has served as our Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer since 2014. Prior to joining us, Ms. O’Farrell was a senior financial executive holding several roles with The Home Depot, Inc. since 1999. As The Home Depot’s Vice President of Finance, she led teams supporting the retail organization. Ms. O’Farrell was also responsible for the finance function for The Home Depot’s At Home Services Group. Ms. O’Farrell led the financial operations of The Home Depot, and she served as the VP Finance for the Northern Division of the company. Ms. O’Farrell began her career with Andersen Consulting, LLP (now Accenture), leaving as an Associate Partner in 1996 for a strategic information systems role with AGL Resources (now Southern Company Gas). Ms. O’Farrell earned a Bachelor of Science degree in Business Administration from Auburn University and completed Emory University’s Executive Leadership program.
Alexander S. Averitt, age 42, has served as our Chief Operating Officer since April 2018. From September 2017 to April 2018, Mr. Averitt was President and Chief Executive Officer at Cedar Creek, LLC. He joined Cedar Creek in 2005 as a sales manager and served in various roles for the company, including Chief Operating Officer from April 2015 to September 2017, and Vice President of Information Technology from May 2014 to April 2015. Prior to joining Cedar Creek, Mr. Averitt spent nine years in various roles with Jeld-Wen Inc., including as a General Manager. Mr. Averitt earned a Bachelor of Professional Studies degree from Arkansas Tech University.
Justin B. Heineman, age 47, has served as our Vice President, General Counsel, and Corporate Secretary since May 2018. Mr. Heineman joined us after 8 years with NCR Corporation. At NCR, Mr. Heineman served as Law Vice President, Chief Corporate Counsel and Assistant Secretary from October 2015 to May 2018, where he was responsible for oversight of the company’s corporate legal function, including mergers and acquisitions, corporate governance and securities law compliance. From February 2010 to October 2015, Mr. Heineman served as NCR’s Senior Corporate Counsel and Assistant Secretary. Prior to joining NCR, Mr. Heineman was a partner in the Atlanta office of Kilpatrick, Townsend & Stockton LLP. Mr. Heineman received a Bachelor of Arts degree from Duke University, and Juris Doctor degree from The University of North Carolina.
Ronald K. Herrin, age 55, has served as our Vice President, Procurement since April 2018. From January 2014 to April 2018, Mr. Herrin served as our Vice President of National Accounts, from January 2012 to December 2013 he served as our Director of National Accounts - Pro Dealers & Specialty Distributors, and from September 2007 to January 2012, he served as a Senior National Account Manager. Prior to joining us, Mr. Herrin held several positions within the building material industry for U.S. Lumber Group, LLC, Weyerhaeuser, and MacMillan Bloedel Limited. Mr. Herrin earned a Bachelor of Science degree in Political Science from the University of Florida.
Shyam K. Reddy, age 44, has served as our Senior Vice President and Chief Transformation officer since April 2018. He served as our Senior Vice President, Chief Administrative Officer, General Counsel, and Corporate Secretary from May 2017 to April 2018. From June 1, 2015 until May 2017, Mr. Reddy served as our Senior Vice President, General Counsel and Corporate Secretary. Prior to joining us, Mr. Reddy served as Senior Vice President, Chief Administrative Officer, General Counsel, and Corporate Secretary of Euramax Holdings, Inc., from March 2013 to March 2015. Prior to joining Euramax Holdings, Inc., Mr. Reddy was the Regional Administrator of the Southeast Sunbelt Region of the U.S. General Services Administration from March 2010 to March 2013. Prior to accepting the Presidential Appointment at the U.S. General Services Administration, Mr. Reddy practiced corporate law as a partner in the Atlanta office of Kilpatrick Townsend & Stockton LLP. Mr. Reddy received a Bachelor of Arts degree in Political Science, and a Master of Public Health degree from Emory University, and also received a Juris Doctor degree from the University of Georgia.
Brian J. Sasadu, age 45, has served as our Chief Human Resource Officer since January 2019. Before joining BlueLinx, from 2003 to December 2018, Mr. Sasadu served in various roles with Coca-Cola Refreshments USA, Inc. (“CCR”), the North American bottling and distribution arm of The Coca-Cola Company. From July 2016 to December 2018, Mr. Sasadu served as CCR’s Senior Vice President, Human Resources. Before that, Mr. Sasadu served as CCR’s Vice President, Human Resources - Supply Chain, US Region and Commercial from April 2014 to July 2016, and as CCR’s Vice President, Labor & Employment practices from August 2007 to April 2014. Mr. Sasadu began his career in Atlanta at the international law firm of King & Spalding LLP where he practiced law with the Labor and Employment team. Mr. Sasadu received a Bachelor of Arts degree in Political Science and a Juris Doctor degree from the University of Florida.
D. Wayne Trousdale, age 55, has served as our Vice President - Operating Companies since April 2018. Before joining us, Mr. Trousdale served as the Executive Chairman of the Board of Directors for Cedar Creek, LLC from September 2017 to April 2018. Mr. Trousdale joined Cedar Creek in 1985 while still a college student, and served in various roles at Cedar Creek, including as Chief Executive Officer from March 2015 to September 2017, Chief Operating Officer from 2012 to March 2015, and in various sales and other roles before that. Mr. Trousdale became an owner of Cedar Creek in 1988. Mr. Trousdale also serves as a member of the board of directors of First National Bank & Trust Co., and Sigma Nu Fraternity, and as the Secretary and Treasurer of Citizen Potawatomi Nation. Mr. Trousdale received a Bachelor of Arts degree in Finance from the University of Oklahoma.

Environmental and Other Governmental Regulations
The Company is subject to various federal, state, provincial and local laws, rules, and regulations. We are subject to environmental laws, rules, and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of hazardous materials, substances and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances, and regulations are complex, change frequently and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations), and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew environmental permits.
Certain of these environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, may require the investigation and cleanup of an entity’s or its predecessor’s current or former properties, even if the associated contamination was caused by the operations of a third party. These laws also may require the investigation and cleanup of third-party sites at which an entity or its predecessor sent hazardous wastes for disposal, notwithstanding that the original disposal activity accorded with all applicable requirements. Liability under such laws may be imposed jointly and severally, and regardless of fault.
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
We have incurred and will continue to incur costs to comply with the requirements of environmental, health and safety, and transportation laws, ordinances, and regulations. These requirements could become more stringent in the future, and we cannot assure you that compliance costs will not be material.
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
We make information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, copies of this information will be made available, free of charge, on written request, by writing to BlueLinx Holdings Inc., Attn: Corporate Secretary, 1950 Spectrum Circle, Suite 300, Marietta, Georgia, 30067.
ITEM 1A.  RISK FACTORS
In addition to the other information contained in this Form 10-K, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.
We may be unable to successfully integrate the operations of Cedar Creek or future acquisitions.
We may not be able to integrate the operations of Cedar Creek with our own operations in an efficient and cost-effective manner or without significant disruption to our or Cedar Creek’s existing operations. Moreover, acquisitions, such as the Cedar Creek acquisition, involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, the achievement of expected synergies, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of employees, customers, suppliers or products, difficulty in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies and the diversion of management attention and resources from existing operations. Our failure to integrate Cedar Creek’s business effectively and at anticipated costs, or to manage other consequences of the acquisition, including increased indebtedness, could prevent us from achieving anticipated synergies from the acquisition, and could adversely affect our financial condition, operating results and cash flows.
As part of our overall strategy, we may make additional acquisitions or investments in the future. These acquisitions or investments would be subject to the same risks and uncertainties described above. If we do not effectively manage those risks and uncertainties, or we are unable to successfully integrate newly acquired businesses with ours, we may not be able to achieve anticipated synergies, and our financial condition, operating results and cash flows may be negatively affected.
Our level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs.
At December 29, 2018, we had approximately $333 million of debt outstanding under our revolving credit facility, and approximately $179 million of debt outstanding under our term loan facility. This level of indebtedness could have considerable consequences for us. For example, our substantial indebtedness could:

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
If compliance with our debt obligations materially limits our financial or operating activities, or hinders our ability to adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may be negatively affected.
Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness or future indebtedness.
Our ability to make scheduled payments under our revolving credit facility and term loan facility depends on our successful financial and operating performance, cash flows, and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business, and other factors, many of which are beyond our control. These factors include, among others:

•	economic and demand factors affecting the building products distribution industry;

•	external factors affecting availability of credit;

•	pricing pressures;

•	increased operating costs;

•	competitive conditions; and

•	other operating difficulties.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, or restructure our debt. There is no assurance that we could obtain additional capital or refinance our debt on terms acceptable to us, or at all. If we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on the disposition of such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount to repay our indebtedness. If we do not make scheduled payments on our debt, we will be in default and the outstanding principal and interest on our debt could be declared to be due and payable, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.

The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business, including requiring us to maintain a minimum level of excess liquidity.
Our revolving credit facility and term loan facility contain various restrictive covenants and restrictions, including customary financial covenants that limit management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•	incur additional debt;

•	grant liens on assets;

•	make investments;

•	sell or acquire assets, including certain real estate assets, outside the ordinary course of business;

•	engage in transactions with affiliates; and

•	make fundamental business changes.
The term loan facility also contains certain affirmative covenants, and requires us to comply with a financial coverage ratio regarding our debt relative to our Consolidated EBITDA (as defined in the term loan facility).
Borrowings under the revolving credit facility are subject to availability under the Borrowing Base (as defined in the Credit Agreement). We are required to repay revolving loans thereunder to the extent that they exceed the Borrowing Base then in effect. In addition, if availability above the Borrowing Base (i.e., excess availability) falls below the greater of (i) $50.0 million and (ii) 10% of the lesser of (a) the Borrowing Base, and (b) the maximum permitted credit at such time, the revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.0 to 1.0 until such time as our excess availability has been at least (i) $50.0 million and (ii) 10% of the lesser of (a) the Borrowing Base, and (b) the maximum permitted credit at such time for a period of 30 days.
These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.
If we fail to comply with these covenants and restrictions, a default may allow the creditors under the relevant instruments to accelerate the related debts and to exercise their remedies under these agreements, which typically will include the right to declare the principal amount of that debt, together with accrued and unpaid interest, and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt, and to terminate any commitments they had made to supply further funds.
Borrowings under our revolving credit facility and term loan facility bear interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our revolving credit facility and term loan facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same. Although we may elect in the future to take certain actions to reduce interest rate volatility in connection with our variable rate borrowings, we cannot provide assurances that we will be able to do so or that those actions will be effective.
Despite our current levels of debt, we may still incur more debt, which would increase the risks described in these risk factors relating to indebtedness.
The agreements relating to our debt significantly limit, but do not prohibit, our ability to incur additional debt. In addition, certain types of liabilities are not considered “Indebtedness” under the agreements relating to our debt. Accordingly, we could incur additional debt or similar liabilities in the future. If new debt or similar liabilities are added to our current debt levels, the related risks that we now face could increase.
Certain of our products are commodities and fluctuations in prices of these commodities could affect our operating results.
Many of the building products which we distribute, including oriented strand board, plywood, lumber, and rebar, are commodities that are widely available from other distributors or manufacturers, with prices and volumes determined frequently in an auction market based on participants’ perceptions of short-term supply and demand factors. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation and trade policies, as well as from periodic delays in the delivery of products. Short-term increases in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs on our products.
At times, the sale price for any one or more of the products we produce or distribute may fall below our purchase costs, requiring us to incur losses on product sales. Therefore, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure. Commodity product prices could be volatile in response to operating rates and inventory levels in various distribution channels. Commodity price volatility affects our distribution business, with falling price environments generally causing reduced revenues and margins, potentially resulting in substantial declines in profitability and possible net losses.
Adverse housing market conditions may negatively impact our business, liquidity and results of operations, and increase the credit risk from our customers.
Our business depends to a significant degree on the new residential construction market and, in particular, single family home construction. The homebuilding industry peaked in 2005, and then underwent a significant decline. Although the homebuilding industry has improved and continues to improve, it is still far below its historical averages. According to the U.S. Census Bureau, actual single-family housing starts in the United States during 2018 increased 2.6% from 2017 levels, but remain 49.2% below their peak in 2005. The multi-year downturn in the homebuilding industry resulted in a substantial reduction in demand for the products we provide. We cannot predict the duration of the current housing industry market conditions or the timing or strength of any continued recovery of housing activity in our markets. The homebuilding industry also may not recover to historical levels. Continued weakness in the new residential construction market would have a material adverse effect on our business, financial condition, and operating results. Factors impacting the level of activity in the residential new construction markets include changes in interest rates, unemployment rates, high foreclosure rates and unsold/foreclosure inventory, availability of financing, labor costs, vacancy rates, local, state and federal government regulation (including mortgage interest deductibility and other tax laws), weakening in the U.S. economy or of any regional or local economy in which we operate and shifts in populations away from the markets that we serve. In addition, the mortgage markets periodically experience disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans. Because of these factors, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period.
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
In addition, we extend credit to numerous customers who are generally susceptible to the same economic business risks that we are. Unfavorable housing market conditions could result in financial failures of one or more of our significant customers. Furthermore, we may not necessarily be aware of any deterioration in our customers’ financial position. If our larger customers’ financial positions were to become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our operating results, cash flow and liquidity.
We are subject to disintermediation risk.
As customers continue to consolidate or otherwise increase their purchasing power, they are better able, and may choose, to purchase products directly from the same suppliers that use us for distribution. In addition, our suppliers may elect to distribute some or all of their products directly to end-customers in one or more markets. This process of disintermediation can put us at risk of losing business from a customer, or of losing entire product lines or categories, or distribution territories, from suppliers. Disintermediation also adversely impacts our ability to obtain favorable pricing from suppliers and optimize margins and revenue with respect to our customers. As a result, continued disintermediation could have a negative impact on our financial condition and operating results.

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
We purchase many of our products directly from manufacturers, which are then sold and distributed to customers. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchase accordingly. In periods characterized by significant changes in the overall economy and activity in the residential and commercial building and home repair and remodel industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Such issues and risks can be magnified by the diversity of product mix our business units carry, with over 50,000 SKUs across multiple major product categories. Excessive increases in the market prices of certain building products can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory as we attempt to expand our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition, and operating results.
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
We sold substantial amounts of our real estate assets during fiscal 2018, 2017, and 2016, and we have designated certain non-operating properties as held for sale, which we currently are actively marketing. We believe there will be future opportunities to monetize our real estate portfolio’s equity value for debt reduction and investment purposes via sale leaseback and other strategic real estate transactions. However, real estate investments are relatively illiquid. We may not be able to sell the properties we have targeted for disposition or that we may decide to monetize in the future, due to adverse market conditions. In addition, the terms of our revolving credit facility and term loan facility contain various restrictions on our ability to sell our real estate assets, and to use the proceeds of those assets to prepay our debt. This may negatively affect, among other things, our ability to sell properties on favorable terms and execute our strategic initiatives.
We are subject to pricing pressures.
Large customers have historically been able to exert pressure on their outside suppliers and distributors to keep prices low in the highly fragmented building materials distribution industry. In addition, continued consolidation among our customers and their customers (i.e., homebuilders), and changes in their respective purchasing policies and payment practices, could result in even further pricing pressure. A decline in the prices of the products we distribute could adversely impact our operating results. When the prices of the products we distribute decline, customer demand for lower prices could result in lower sales prices and, to the extent that our inventory at the time was purchased at higher costs, lower margins. Alternatively, in a rising price environment, our suppliers may increase prices or reduce discounts on the products we distribute, and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Furthermore, continued consolidation among our suppliers makes it more difficult for us to negotiate favorable pricing, consignment arrangements, and discount programs with our suppliers, thereby resulting in reduced margins and profits. Overall, these pricing pressures may adversely affect our operating results and cash flows.
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
Our future operating results may fluctuate significantly, and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.
Our revenues and operating results have historically varied from period-to-period and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. In addition, because of this variability, our operating results for prior periods may not be effective predictors of future performance.

Factors associated with our industry, the operation of our business and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	the commodity nature of many of our products and their price movements, which are driven largely by capacity utilization rates and industry cycles that affect supply and demand;

•
general economic conditions, including but not limited to housing starts, construction labor shortages, repair and remodel activity and commercial construction, foreclosure rates, interest rates, unemployment rates, and mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

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

•	cost of compliance with government regulations;

•	adverse customs and tariff rulings;

•	protectionist trade policies and import tariffs;

•	labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	increased healthcare costs;

•	the need to successfully implement succession plans for our senior managers and other associates;

•	our ability to successfully complete potential acquisitions, achieve expected synergies from acquisitions or integrate efficiently acquired operations;

•	disruption in our information technology systems;

•	significant maintenance issues or failures with respect to our tractors, trailers, forklifts, and other major equipment;

•	severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	condemnations of all or part of our real property; and

•	fluctuations in the market for our equity.
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
We have sold and leased back certain of our distribution centers under long-term non-cancelable leases, and may enter into similar transactions in the future. Many of these leases are (or will be) capital leases, and our debt and interest expense may increase as a result.
As a result of sale lease-back transactions involving our real estate assets, certain of our distribution centers are leased under non-cancelable leases. These leases typically have initial expiration terms ranging from ten to fifteen years, and most provide options to renew for specified periods of time. We may enter into additional sale and lease-back transactions in the future. The leases resulting from these transactions are generally recognized and accounted for as capital leases, which may be counted as indebtedness, including for purposes of financial covenants in the agreements governing our debt, and may significantly increase the stated interest expense that is recognized in our income statements.
Many of our distribution centers are leased, and if we close a leased distribution center, we will still be obligated under the applicable lease. In addition, we may be unable to renew the leases at the end of their terms.
If we close a distribution center that is subject to a non-cancelable lease, we would remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes, and other expenses on the leased property for the balance of the lease term. Management may explore offsets to remaining obligations, such as subleasing opportunities or negotiated lease terminations, but there can be no assurance that we can offset remaining obligations on commercially reasonable terms or at all. Our obligation to continue making rental payments with respect to leases for closed distribution centers could have a material adverse effect on our business and results of operations.

In addition, at the end of a lease term and any renewal period for a leased distribution center, or for those locations where we have no renewal options remaining, we may be unable to renew the lease without additional cost, if at all. If we are unable to renew our distribution center leases, we may close or, if possible, relocate the distribution center, which could subject us to additional costs and risks which could have a material adverse effect on our business. Additionally, the revenue and profit generated at a relocated distribution center may not equal the revenue and profit generated at the previous location.
We are exposed to product liability and other claims and legal proceedings related to our business and the products we distribute, which may exceed the coverage of our insurance.
The building products industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage, or violated environmental, health or safety, or other laws. Such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. We are also from time to time subject to casualty, contract, tort, and other claims relating to our business, the products we have distributed in the past or may in the future distribute and the services we have provided in the past or may in the future provide, either directly or through third parties. We rely on manufacturers and other suppliers, including manufacturers and suppliers located outside of the United States, to provide us with the products we sell or distribute. Since we do not have direct control over the quality of products that are manufactured or supplied to us by third parties, we are particularly vulnerable to risks relating to the quality of such products. In addition, operating hazards, such as unloading heavy products, operating large machinery and driving hazards, which are inherent in our business and some of which may be outside of our control, can cause personal injury and loss of life, damage to our destruction of property, plant and equipment and environmental damage.
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
Our results may be affected by a change in our product mix. Our outlook, budgeting, and strategic planning assume a certain mix of product sales. If actual results vary from this projected mix of product sales, our financial results could be negatively impacted. Additionally, gross margins vary across our product lines. If the mix of products shifts from higher margin product categories to lower margin product categories, our overall gross margins and profitability may be adversely affected. Consequently, changes in our product mix could have a material adverse impact on our financial condition and operating results.
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
Petroleum prices have fluctuated significantly in recent years, and the prices and availability of petroleum products are subject to political, economic, and market factors that are outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause the price of fuel to increase. Within our business units, we deliver products to our customers primarily via our fleet of trucks. Our operating profit may be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices through increased prices or fuel surcharges to our customers. Besides passing fuel costs on to customers, we have at times entered into forward purchase contracts that protect against fuel price increases. If shortages occur in the supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers or otherwise protect ourselves by entering into forward purchase contracts, then our results of operations would be adversely affected.

We are subject to information technology security risks and business interruption risks, and may incur increasing costs in an effort to minimize those risks.
Our business employs information technology systems to secure confidential information, such as employee data, including social security numbers and personal health data. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any compromise of our security could result in a loss or misuse of our confidential information, violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, interruption of our business operations, and a loss of confidence in our security measures; any of which could harm our business. We may also be subject to phishing attacks, wherein individuals may fraudulently purport to be an agent of a reputable company in order to induce our employees to reveal information or obtain resources. We are also susceptible to malware, ransomware, denial of service, and other attacks that could adversely affect our information technology systems. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. As cyber-attacks become more sophisticated generally, we may incur significant costs to strengthen our systems from outside intrusions, and/or obtain insurance coverage related to the threat of such attacks.
Additionally, our business is reliant upon information technology systems to, among other things, manage and route our sales calls, manage inventories and accounts receivable, make purchasing decisions, monitor our results of operations, and place orders with our vendors and process orders from our customers. These systems may be vulnerable to natural disasters, telecommunications failures and similar events, employee errors or to intentional acts of misconduct, such as security breaches or attacks. The occurrence of any of these events or acts, or any other unanticipated problems, could result in damage to or the unavailability of these systems. Such damage or unavailability could, despite any existing disaster recovery and business continuity arrangements, interrupt the availability of one or more of our information technology systems. We have from time to time experienced such disruptions and they may occur in the future. Disruptions in these systems could materially impact our ability to buy and sell our products, as well as generally operate our business, which could reduce our revenue.
We establish insurance-related deductible/retention reserves based on historical loss development factors, which could lead to adjustments in the future based on actual development experience.
We retain a significant portion of the accident risk under our vehicle liability and workers’ compensation insurance programs; and, beginning in fiscal 2018, we are self-insured for health insurance, which is limited by stop-loss coverage. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or amount of claims make it difficult to precisely predict the ultimate cost of claims. The actual cost of claims can be different than the historical selected loss development factors because of safety performance, payment patterns, and settlement patterns.
Our business operations could suffer significant losses from natural disasters, catastrophes, fire, or other unexpected events.
While we operate our business out of 62 warehouse facilities and maintain insurance covering our facilities, including business interruption insurance, our warehouse facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes, and earthquakes, or by fire, adverse weather conditions, civil unrest, condemnation, or other unexpected events or disruptions to our facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition, and results of operations. In addition, war, terrorism, geopolitical uncertainties and public health issues could cause damage or disruption to the global economy, and thus could have a material adverse effect on us, our suppliers and out customers.
The activities of activist stockholders could have a negative impact on our business and results of operations.
While we seek to actively engage with stockholders and consider their views on business and strategy, we could be subject to actions or proposals from stockholders or others that do not align with our business strategies or the interests of our other stockholders. Responding to these stockholders could be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors and senior management. Uncertainties associated with such activities could interfere with our ability to effectively execute our strategic plan, impact long-term growth, and limit our ability to hire and retain personnel. In addition, actions of these stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

A significant percentage of our employees are unionized. Wage increases or work stoppages by our unionized employees may reduce our results of operations.
As of December 29, 2018, we employed approximately 2,400 persons. Approximately 20% of our employees were covered by collective bargaining agreements (“CBAs”) negotiated between the company and various local unions. Seven of those CBAs covering approximately 130 employees are up for renewal in fiscal 2019, or are currently expired and under negotiations.
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
At December 29, 2018, we had net operating loss (“NOL”) carryforwards of approximately $90.9 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” will be deemed to have occurred if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.
Sales in the underwritten public offering of 4,443,428 shares of our common stock by our former majority shareholder, an affiliate of Cerberus Capital Management, L.P. (“Cerberus”), that closed on October 23, 2017 (the “Resale Offering”) caused an ownership change limitation under Section 382 to be triggered. That limitation could restrict our ability to use our NOL carryforwards.
In general, the annual use limitation under Section 382 is determined by multiplying the aggregate value of our stock at the time of the ownership change by a specified tax-exempt interest rate. However, we determined that at the date of the 2017 deemed ownership change, we had a net unrealized built-in gain (“NUBIG”) based primarily on the built-in gains in our owned real estate. The NUBIG was determined based on the difference between the fair market value of our assets and their tax basis as of the ownership change date. Under Section 382(h), the Section 382 limitation will be increased if and to the extent that the NUBIG that existed at the time of the ownership change is recognized for tax purposes after the ownership change during the recognition period ending on October 23, 2022. Limitations on our ability to use NOL carryforwards to offset future taxable income, including gains on sales of real estate, could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.
Changes in actuarial assumptions for our pension plan could impact our financial results, and funding requirements are mandated by the Federal government.
We sponsor a defined benefit pension plan. Most of the participants in our pension plan are inactive, with the majority of the remaining active participants no longer accruing benefits; and the pension plan is closed to new entrants. However, unfavorable changes in various assumptions underlying the pension benefit obligation could adversely impact our financial results. Significant assumptions include, but are not limited to, the discount rate, projected return on plan assets, and mortality rates. In addition, the amount and timing of our pension funding obligations are influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974, the Pension Protection Act, Congressional Acts, or other governing bodies.
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
One of the plans to which we are obligated to contribute is the Central States, Southeast and Southwest Areas Pension Fund (the “Central States Plan”). As of January 1, 2017, the plan’s actuary certified that the plan was in critical and declining status, which, among other things, means the funded percentage of the plan was less than 65%. Furthermore, the plan is projected to become insolvent in 2025. It is unclear what will happen to this plan in the future. Our required contributions to the plan may increase, due to potential rehabilitation increases. In addition, if we experience a withdrawal from this plan, we may need to record a significant withdrawal liability. Our estimated withdrawal liability is $52.5 million if we experience a complete withdrawal from the plan during fiscal 2019. This number will likely increase if a complete withdrawal occurs in fiscal 2020 or later, and could be significantly higher if a mass withdrawal were to occur in the future.
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
Failure to maintain effective internal controls, accounting policies, practices, and information systems necessary to ensure reliable reporting of our results, could negatively affect our ability to comply with our legal obligations.
We believe that our internal controls, accounting policies and practices, and information systems are adequate to enable us to capture and process transactions in a timely and accurate manner in compliance with applicable laws, regulations and standards. However, in connection with our acquisition of Cedar Creek, we are currently in the process of integrating policies, processes, information technology systems and other components of internal controls over financial reporting of the combined business. It is also possible that we could experience temporary lapses in internal controls, data integrity issues or unanticipated and unauthorized actions of employees or contractors that could lead to improprieties and undetected errors. If we do not successfully integrate the internal controls over financial reporting of the combined business, or if we experience any of these lapses, issues or actions, our financial condition, results of operations, or compliance with legal obligations could be negatively impacted. In addition, while management has concluded that the Company’s internal control over financial reporting was effective as of December 29, 2018, such controls are subject to inherent limitations, such as circumvention of controls or human error. Due to these inherent limitations, such controls may not prevent or detect misstatements in our financial statements. Our internal controls over financial reporting are also subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.
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
Environmental liabilities could arise on the land that we have owned, own or lease, including as a result of the use of underground fuel storage tanks, and these liabilities could have a material adverse effect on our financial condition and performance. Federal, state, and local laws and regulations relating to the protection of the environment, including those regulating the use and maintenance of underground storage tanks, may require a current or previous owner or operator of real estate to investigate and remediate hazardous materials, substances and waste releases at or from the property. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, we could incur costs to comply with such environmental laws and regulations, the violation of which could lead to substantial fines and penalties.

We do not expect to pay dividends on our common stock, and the terms of our loan agreements place restrictions on our ability to pay dividends on our common stock, so any returns to stockholders will be limited to the value of their stock.
We have not declared or paid any cash dividends on our common stock since 2007, and we are restricted from doing so under the terms of our revolving credit facility and term loan facility. In addition, our term loan facility requires us to make certain future payments from our available cash flow. Regardless of the restrictions in and requirements under our loan agreements, or the terms of any potential future indebtedness, for the foreseeable future we anticipate that we will retain all available funds and earnings to support our operations and finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future, so any return to stockholders will be limited to the appreciation of their stock.
Changes in, or interpretation of, accounting principles could result in unfavorable accounting changes.
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations. These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation, such as recent changes regarding revenue recognition and lease accounting standards, could significantly change our reported results and may even retroactively affect previously reported transactions. Changes resulting from the adoption of new or revised accounting principles may result in materially different financial results and may require that we make changes to our systems, processes, and controls.
Transfers of our common stock may constitute a change of control under the instruments governing our indebtedness, which may trigger an event of default.
The agreements governing our debt provide that if at any time any person or group of persons acquires 35% or more of our common stock, whether inadvertently or not, then a change of control would be triggered that would result in an event of default under the facilities. In the event of an event of default as a result of such transfers, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interests in our assets or otherwise exercise their remedies with respect to such interests.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our second amended and restated certificate of incorporation, as amended, provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our second amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
We operate our business out of 64 office and warehouse facilities, 39 of which are leased, and 25 of which are owned. The total square footage of our owned real property is approximately 5.4 million square feet, and the total square footage of our leased real property is approximately 9.1 million square feet. Owned land in Connecticut is held for sale, as are warehouse facilities located in Birmingham, Alabama; Des Moines, Iowa; Grand Rapids, Michigan; Maple Grove, Minnesota; New Orleans, Louisiana; Springfield, Missouri; and Tulsa, Oklahoma.
Certain of our owned warehouse facilities secured our term loan facility at December 29, 2018. Additionally, we lease two warehouse facilities owned by our pension plan. The following table summarizes our real estate facilities as of March 1, 2019, including their inside square footage, where applicable:

Property Type	Number	Owned Facilities (sq. ft.)	Leased Facilities (sq. ft.)
Office Space (1)	2	15,423	68,023
Warehouses and other real property (2)	69	5,362,813	9,015,465
TOTAL	71	5,378,236	9,083,488

(1)	Consists of our corporate headquarters in Marietta, Georgia and a sales center in Denver, Colorado.

(2)	Includes properties held for sale.
We also store materials in secured outdoor areas at many of our warehouse locations, which increases warehouse distribution and storage capacity. We believe that the majority of our facilities have sufficient capacity to meet current and projected distribution needs.
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
As of December 29, 2018, there were 11 shareowner accounts of record, and, as of that date, we estimate there were approximately 3,300 beneficial owners holding our common stock in nominee or “street” name.
We do not pay dividends on our common stock. Any future dividend payments would be subject to contractual restrictions under our revolving credit facility and our term loan facility.
We did not repurchase any of our equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. From time to time, we withhold shares upon the vesting of employee equity awards to satisfy certain tax obligations due in connection therewith, and the withholding of shares may be deemed to be repurchases of our equity securities. No such withholding occurred during the fourth quarter of 2018.
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
We are headquartered in Georgia, with executive offices located at 1950 Spectrum Circle, Suite 300, Marietta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S. and deliver building and industrial products to a variety of wholesale and retail customers.
We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board, rebar and remesh, lumber, spruce and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 45% of our fiscal 2018 net sales. Specialty products include engineered wood products, moulding, siding (including vinyl products), cedar, metal products (excluding rebar and remesh) and insulation. Specialty products accounted for approximately 55% of our fiscal 2018 net sales.
Recent Developments
Acquisition of Cedar Creek
On April 13, 2018, we completed our previously announced acquisition of Cedar Creek for a preliminary aggregate purchase price of approximately $361.8 million. As a result of the acquisition, we increased the number of our distribution facilities to over 70 facilities, and increased the number of our full-time employees to over 2,600.
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
Term Loan Facility
On April 13, 2018, in connection with the acquisition of Cedar Creek, we entered into a Credit and Guaranty Agreement with HPS Investment Partners, LLC, and other financial institutions as party thereto, that provides for a $180.0 million Term Loan Facility secured substantially by all our assets. The proceeds from the Term Loan Facility were used to fund a portion of the purchase price for Cedar Creek, and to fund transaction costs of the Term Loan and transaction costs in connection with the acquisition of Cedar Creek.

Sale-leaseback Transactions
On January 10, 2018, we completed sale-leaseback transactions on four distribution centers. We sold these properties for gross proceeds of $110.0 million. As a result of these sale-leaseback transactions, we recognized capital lease assets and obligations totaling $95.1 million on these properties, and a total deferred gain of $83.9 million, which will be amortized over the lives of the applicable leases, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The net proceeds received from the sale-leaseback transactions were used to pay the remaining balance of our 2006 CMBS mortgage in its entirety in the first quarter of 2018. For tax purposes, the gain on the sale-leaseback transactions is fully recognized in the year of sale. Our NOLs were sufficient to offset the taxable gain on the sale of these properties.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Our operating results have historically been correlated with the level of single-family residential housing starts in the U.S. At any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence. Since 2011, the U.S. housing market has generally shown improvement. Recent data on single-family residential housing starts and permits continue to suggest potential near-term challenges, but we continue to believe the housing market improvement trend will continue in the long term, and that we are well-positioned to support our customers.
Our operating results are also affected by commodity pricing, and during the third and fourth quarters of 2018, the industry experienced a rapid and continued decline in commodity prices,which included panels and framing lumber. The decline negatively impacted our financial results, particularly our margins. We continue to closely monitor these pricing trends, and work to manage our business, inventory levels, and costs, accordingly.
Factors That Affect Our Operating Results
Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	the integration of the Cedar Creek business with ours;

•	changes in the prices, supply and/or demand for products which we distribute;

•	inventory management and commodities pricing;

•	new housing starts;

•	general economic and business conditions in the U.S.;

•	disintermediation by our customers and suppliers;

•	acceptance by our customers of our branded and privately branded products;

•	financial condition and credit worthiness of our customers;

•	supply from key vendors;

•	reliability of the technologies we utilize;

•	activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims and other legal proceedings;

•	changes in the availability of capital and interest rates;

•	adverse weather patterns or conditions;

•	acts of cyber intrusion or other disruptions to our information technology systems;

•	variations in the performance of the financial markets, including the credit markets; and

•	the risk factors discussed under Item 1A Risk Factors and elsewhere in this Annual Report on Form 10-K.

Key Business Metrics
Net Sales
Net sales result primarily from the distribution of products to dealers, industrial manufacturers, manufactured housing producers, and home improvement retailers. All revenues recognized are net of trade allowances, cash discounts, and sales returns. In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. When the consigned inventory is sold by the customer, we recognize revenue on a gross basis. Net sales may not be comparable year-over-year due to acquisitions, closed facilities, and market-driven fluctuations in the prices of the inventories we sell.

Gross Profit
Gross profit primarily represents revenues less the product cost from our suppliers (net of earned rebates and discounts), including the cost of inbound freight. The costs of outbound freight, purchasing, receiving, and warehousing are included in selling, general, and administrative expenses within operating expenses. Our gross profit may not be comparable to that of other companies, as other companies may include all or some of the costs related to their distribution network in cost of sales. Market price fluctuations, particularly on structural products vulnerable to commodity price variability, may impact our gross profit.
Results of Operations
Fiscal 2018 Compared to Fiscal 2017

The following table sets forth our results of operations for fiscal 2018 and fiscal 2017, which both comprised 52 weeks.

	Fiscal 2018	% of Net Sales	Fiscal 2017	% of Net Sales
	(Dollars in thousands)
Net sales	$2,862,850	100.0%	$1,815,535	100.0%
Gross profit	331,854	11.6%	231,029	12.7%
Selling, general, and administrative	319,314	11.2%	198,709	10.9%
Gains from sales of property	—	—%	(6,700)	(0.4)%
Depreciation and amortization	25,826	0.9%	9,032	0.5%
Operating (loss) income	(13,286)	(0.5)%	29,988	1.7%
Interest expense, net	47,301	1.7%	21,225	1.2%
Other income, net	(380)	—%	(822)	—%
(Loss) income before benefit from income taxes	(60,207)	(2.1)%	9,585	0.5%
Benefit from income taxes	(12,154)	(0.4)%	(53,409)	(2.9)%
Net (loss) income	$(48,053)	(1.7)%	$62,994	3.5%

The following table sets forth changes in net sales by product category. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2018	Fiscal 2017
	(In thousands)
Sales by category
Structural products	$1,286,119	$841,862
Specialty products	1,593,969	988,824
Other (1)	(17,238)	(15,151)
Total sales	$2,862,850	$1,815,535
(1)“Other” includes service revenue, unallocated allowances, and/or discounts.

The following table sets forth gross margin dollars and percentages by product category versus comparable prior periods. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2018	Fiscal 2017
	(Dollars in thousands)
Gross Profit $ by category
Structural products	$95,867	$77,431
Specialty products	247,134	151,428
Other (1)	(11,147)	2,170
Total gross profit	$331,854	$231,029
Gross margin % by category
Structural products	7.5%	9.2%
Specialty products	15.5%	15.3%
Total gross margin %	11.6%	12.7%
(1)“Other” includes service revenue, unallocated allowances, and discounts.

Discussion of Results of Operations:
Net sales. Net sales of $2.9 billion in fiscal 2018 increased by 57.7%, or $1.0 billion, from fiscal 2017. Sales growth was driven by the acquisition of Cedar Creek and the inclusion of Cedar Creek’s sales revenue from April 13, 2018, to December 29, 2018, versus the exclusion of such sales results during the comparable period of the prior year.
Gross profit. Total gross profit for fiscal 2018 was $331.9 million, compared to $231.0 million in fiscal 2017. Gross margin decreased to 11.6% in fiscal 2018, compared to 12.7% in fiscal 2017. Gross margin was negatively impacted by the acquisition related inventory step-up charge of $11.8 million, and declines in commodity pricing during the third and fourth quarter of fiscal 2018.
Selling, general, and administrative. Selling, general, and administrative expenses (“SG&A”) for fiscal 2018 were $319.3 million, compared to $198.7 million, during fiscal 2017; which, on a percentage of sales basis, increased to 11.2% of net sales from 10.9% for fiscal 2017. The increase was primarily due to: (i) the acquisition of Cedar Creek and the inclusion of expenses from the acquired business from April 13, 2018, to December 29, 2018, versus the comparable period of the prior year; (ii) $25.4 million in charges for legal, professional and other integration costs related to the Cedar Creek acquisition; and (iii) $15.3 million in expenses related to cash-settled stock appreciation rights and other share based compensation in fiscal 2018.
Gains from sales of property. Gains from sales and leaseback of property in fiscal 2018 were deferred, due to the accounting rules for sale and leaseback transactions, and are amortized as a credit to SG&A expenses in the amount of approximately $1.3 million per fiscal quarter. The accounting treatment of gains from sale and leaseback transactions differs from that of outright sale transactions, as sales of property without leaseback are allowed immediate and full gain recognition in the period of the sale. Outright sales of property in fiscal 2017 resulted in gains recognized of $6.7 million.
Depreciation and amortization expense. For fiscal 2018, depreciation and amortization expense increased by $16.8 million to $25.8 million primarily due to the acquisition of Cedar Creek, which resulted in a higher depreciable asset base and the addition of depreciable intangible assets. During fiscal 2018, Cedar Creek added $15.4 million to our depreciation and amortization expense.
Interest expense, net. Interest expense for fiscal 2018 was $47.3 million, compared to $21.2 million for fiscal 2017. The increase of $26.1 million was largely attributable to a higher average debt balance over the period due to the acquisition of Cedar Creek, coupled with a higher average interest rate on outstanding debt. We also incurred transaction costs associated with the increased debt that are amortized as interest expense. During fiscal 2018, we incurred debt modification fees of $2.2 million related to the satisfaction of our 2006 CMBS mortgage, and capital lease interest of $13.1 million during fiscal 2018 versus $1.4 million during the comparable period of fiscal 2017, partially offset by a decrease in mortgage interest expense of $3.0 million.

Benefit from income taxes. Our effective tax rate was 20.2% and (557.2)% for fiscal 2018 and fiscal 2017, respectively. Our effective tax rate for fiscal 2018 was impacted by (i) the permanent addback of certain nondeductible expenses including transaction costs related to the Cedar Creek acquisition, executive compensation, and excess tax benefits on share-based compensation; (ii) the tax benefit related to the lapse of statute of limitations for uncertain tax positions; (iii) the effect of the valuation allowance for separate company state income tax losses; and (iv) changes in the state effective tax rate used to value deferred tax assets.
The effective tax rate for fiscal 2017 was impacted by the release of a substantial portion of our valuation allowance, as the positive evidence outweighed the negative evidence in considering the recoverability of our deferred tax assets. See Note 8 of the Notes to Consolidated Financial Statements.
Fiscal 2017 Compared to Fiscal 2016

The following table sets forth our results of operations for fiscal 2017 and fiscal 2016, which both comprised 52 weeks.

	Fiscal 2017	% of Net Sales	Fiscal 2016	% of Net Sales
	(Dollars in thousands)
Net sales	$1,815,535	100.0%	$1,881,043	100.0%
Gross profit	231,029	12.7%	227,406	12.1%
Selling, general, and administrative	198,709	10.9%	204,509	10.9%
Gains from sales of property	(6,700)	(0.4)%	(28,097)	(1.5)%
Depreciation and amortization	9,032	0.5%	9,342	0.5%
Operating income	29,988	1.7%	41,652	2.2%
Interest expense, net	21,225	1.2%	24,898	1.3%
Other income, net	(822)	—%	(452)	—%
Income before (benefit from) provision for income taxes	9,585	0.5%	17,206	0.9%
(Benefit from) provision for income taxes	(53,409)	(2.9)%	1,121	0.1%
Net income	$62,994	3.5%	$16,085	0.9%

The following table sets forth changes in net sales by product category.

	Fiscal 2017	Fiscal 2016
	(Dollars in thousands)
Sales by category
Structural products	$842,182	$775,425
Specialty products	985,902	1,122,731
Other (1)	(12,549)	(17,113)
Total sales	$1,815,535	$1,881,043
(1)“Other” includes service revenue, unallocated allowances, and/or discounts.

The following table sets forth gross margin dollars and percentages by product category versus comparable prior periods.

	Fiscal 2017	Fiscal 2016
	(Dollars in thousands)
Gross Profit $ by category
Structural products	$77,462	$67,983
Specialty products	148,815	153,541
Other (1)	4,752	5,882
Total gross profit	$231,029	$227,406
Gross margin % by category
Structural products	9.2%	8.8%
Specialty products	15.1%	13.7%
Total gross margin %	12.7%	12.1%
(1)“Other” includes service revenue, unallocated allowances, and discounts.
The following table sets forth a reconciliation of net sales and gross profit to the non-GAAP measures of adjusted same center net sales and adjusted same-center gross profit versus comparable prior periods. The schedule includes a reconciliation of net sales and gross profit excluding the effect of operational efficiency initiatives (specifically, facility closures and a SKU rationalization initiative) that were substantially complete as of December 31, 2016.(1)

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

Selling, general, and administrative. SG&A for fiscal 2017 was $198.7 million, compared to $204.5 million, during fiscal 2016; which, on a percentage of sales basis, remained flat at 10.9% of net sales. The decrease of $5.8 million was largely comprised of decreases in payroll and related costs, general maintenance, and property taxes, and a decrease in third party freight costs; as cost benefits were realized during fiscal 2017 from the operational efficiency initiatives that were substantially completed during fiscal 2016.
Interest expense, net. Interest expense for fiscal 2017 was $21.2 million, compared to $24.9 million for fiscal 2016. The decrease of $3.7 million related largely to our decreased principal balance of both our 2006 CMBS mortgage loan and revolving credit facility. Additionally, in fiscal 2016, we paid the remaining balance of our previous Canadian revolving credit facility, which related to our operations in Canada, that have since ceased.
(Benefit from) provision for income taxes. Our effective tax rate was (557.2)% and 6.5% for fiscal 2017 and fiscal 2016, respectively. Our effective tax rate for fiscal 2017 primarily was a result of a release of a substantial portion of our valuation allowance, as the positive evidence outweighed the negative evidence in considering the recoverability of our deferred tax assets (See Note 8 of the Notes to Consolidated Financial Statements). Our remaining valuation allowance is approximately $10.4 million, which primarily relates to state NOL carryforwards.
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
Sources and Uses of Cash
Operating Activities
During fiscal 2018, cash flows provided by operating activities totaled $41.6 million. This cash activity was primarily driven by changes in working capital components, including an increase in cash provided by accounts payable of $25.0 million, and an increase in cash provided by accounts receivable of $60.0 million, partially offset by a net loss of $48.1 million. The changes in working capital components reflected in our Consolidated Balance Sheets include the acquisition of Cedar Creek.
In the prior year, fiscal 2017 cash flows used in operating activities totaled $2.5 million. This cash activity was primarily driven by changes in working capital components, including a decrease in accounts payable of $12.1 million, and an increase in accounts receivable, partially offset by a decrease in inventory.
Investing Activities
During fiscal 2018, our net cash used in investing activities was $242.7 million, which was substantially driven by the cash paid for the acquisition of Cedar Creek, net of cash acquired, of $348.1 million, offset by cash received from property sales and sale-leaseback transactions of $108.1 million.
During fiscal 2017, our net cash provided by investing activities was $26.8 million, which was substantially driven by property sales and sale-leaseback transactions of $27.6 million. Gains recognized on these sales were $6.7 million, and included in adjustments to net income in operating activities on the Statements of Cash Flows. Additionally, we performed sale-leaseback transactions on three distribution centers, and recognized a total deferred gain of $13.7 million on the three sale-leaseback properties, which will generally amortize into net income over the terms of the leases, and, as such, will generally be reflected at each reporting period as adjustments to net income (loss) in operating activities on the Statements of Cash Flows.
Financing Activities
Net cash provided by financing activities was $205.4 million during fiscal 2018, which primarily reflected the addition of our new Term Loan Facility of $180.0 million, and net borrowings on our Revolving Credit Facility of $150.6 million, offset by payments of principal on our 2006 CMBS mortgage of $97.8 million, which were largely derived from sales of property and sale-leaseback transactions. The addition of our Term Loan Facility and increased borrowings on our Revolving Credit Facility is due to our acquisition of Cedar Creek.
Net cash used in financing activities was $25.2 million during fiscal 2017, which primarily reflected payments of principal on our 2006 CMBS mortgage of $29.0 million. Payments of principal on our 2006 CMBS mortgage in fiscal 2017 were largely derived from sales of property and sale-leaseback transactions.
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

Selected financial information (in thousands)
	December 29, 2018	December 30, 2017
Current assets:
Cash	$8,939	$4,696
Receivables, less allowance for doubtful accounts	208,434	134,072
Inventories, net	341,851	187,512
Other current assets	40,629	17,124
Total current assets	$599,853	$343,404

Current liabilities:
Accounts payable	$131,771	$70,623
Bank overdrafts	17,417	21,593
Accrued compensation	7,974	9,229
Current maturities of long-term debt, net of discount	1,736	—
Capital leases - short-term	7,555	3,552
Real estate deferred gains - short-term	5,330	1,836
Other current liabilities	24,985	10,772
Total current liabilities	$196,768	$117,605

Operating working capital	$404,821	$225,799
Operating working capital increased to $404.8 million as of December 29, 2018, from $225.8 million as of December 30, 2017. The increase in operating working capital is primarily due to our acquisition of Cedar Creek; reflecting an increase of $61.1 million in accounts payable, along with an increase in accounts receivable of $74.4 million, partially offset by an increase in other current liabilities, along with an increase in inventories and other current assets.

Debt and Credit Sources
As of December 29, 2018 and December 30, 2017, long-term debt consisted of the following:

		December 29,	December 30,
(In thousands)	Maturity Date	2018	2017
Revolving Credit Facility (net of discounts and debt issuance costs of $6.0 million and $3.1 million at December 29, 2018 and December 30, 2017, respectively)	October 10, 2022	$327,319	$179,569
Mortgage Note Payable (net of discounts and debt issuance costs of $0.8 million at December 30, 2017)		—	97,108
Term Loan Facility (net of discounts and debt issuance costs of $6.7 million at December 29, 2018)	October 13, 2023	172,356	—
Total debt		499,675	276,677
Less: current portion of long-term debt		(1,736)	—
Long-term debt, net		$497,939	$276,677
Revolving Credit Facility
On April 13, 2018, in connection with the acquisition Cedar Creek, we amended and restated our Revolving Credit Facility to provide for a senior secured revolving loan and letter of credit facility of up to $600 million and an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $150 million. If we obtain the full amount of the additional increases in commitments, the Revolving Credit Facility will allow borrowings of up to $750 million. Borrowings under the Revolving Credit Facility are subject to availability under the Borrowing Base (as that term is defined in the Revolving Credit Agreement). Letters of credit in an aggregate amount of up to $30 million are also available under the Revolving Credit Agreement, which would reduce the amount of the revolving loans available under the Revolving Credit Facility. The Revolving Credit Agreement provides for interest at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.75 percent to 2.25 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.75 percent to 1.25 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.
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
As of December 29, 2018, we had outstanding borrowings of $333.3 million, excess availability of $91.7 million, and a weighted average interest rate of 4.6% under our Revolving Credit Facility. As of December 30, 2017, prior to the acquisition of Cedar Creek, we had outstanding borrowings of $182.7 million, excess availability of $63.3 million and a weighted average interest rate of 4.2%.
We were in compliance with all covenants under the Revolving Credit Facility as of December 29, 2018.
Term Loan Facility
On April 13, 2018, we entered into our Term Loan Facility with HPS Investment Partners, LLC, and the other financial institutions party thereto. The Term Loan Facility provides for a term loan of $180 million secured by substantially all of our assets. Borrowings under the Term Loan Facility may be made as Base Rate Loans or Eurodollar Rate Loans. The Base Rate Loans will bear interest at the rate per annual equal to (i) the greatest of the (a) U.S. prime lending rate published in The Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50 percent, and (c) the sum of the Adjusted Eurodollar Rate of one month plus 1.00 percent, provided that the Base Rate shall at no time be less than 2.00 percent per annum; and (ii) plus the Applicable Margin, as described below. Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate, provided that the Adjusted Eurodollar Rate shall at no time be less than 1.00 percent per annum; plus (ii) the Applicable Margin. The Applicable Margin will be 6.00 percent with respect to Base Rate Loans and 7.00 percent with respect to Eurodollar Rate Loans.

The Term Loan Facility required maintenance of a total net leverage ratio of 6.75 to 1.00 for the fiscal quarter ending December 29, 2018, and such required covenant level reduces on a quarterly basis over the term of the Term Loan Facility.
As of December 29, 2018, we had outstanding borrowings of $179.1 million under our Term Loan Facility and a stated interest rate of 9.3 percent per annum.
We were in compliance with all covenants under the Term Loan Facility as of December 29, 2018.
2006 CMBS Mortgage Loan
Our 2006 CMBS mortgage loan, which was paid in full in the first quarter of 2018, was secured by substantially all of the Company’s owned distribution facilities and a first priority pledge of the equity in the Company’s subsidiaries which held the real property that secured the mortgage loan.
Pension Funding Obligations
We currently are required to make four quarterly cash contributions during 2019 and 2020 totaling approximately $2.2 million, relating to our pension fiscal 2019 funding year pension contributions. In 2012, we obtained a funding waiver for that plan year, which was repaid over the successive five-year period, through the 2017 funding year ending September 15, 2018, with principal and interest payments totaling approximately $0.7 million each year. In 2013, we contributed real property to the pension plan to satisfy minimum contribution requirements. Although such real property contribution was recognized for funding purposes, it was not recognized under GAAP, as this transaction did not meet the requirements to qualify as a sale under GAAP. We continue to evaluate pension funding obligations and requirements in order to meet our obligations while maintaining flexibility for working capital requirements. See Note 11 to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of December 29, 2018, we did not have any material off-balance sheet arrangements.
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
Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results ultimately may differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements.

Revenue Recognition
We recognize revenue when the following criteria are met: 1) Contract with the customer has been identified; 2) Performance obligations in the contract have been identified; 3) Transaction price has been determined; 4) The transaction price has been allocated to the performance obligations; and 5) When (or as) performance obligations are satisfied. For us, this generally means that we recognize revenue when title to our products is transferred to our customers. Title usually transfers upon shipment to, or receipt at, our customers’ locations, as determined by the specific sales terms of each transaction. Our customers can earn certain incentives including, but not limited to, cash discounts and rebates. These incentives are deducted from revenue recognized. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance, and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates, and recorded once they have been determined.
Defined Benefit Pension Plan
We sponsor and contribute to a defined benefit pension plan. Most of the participants in the plan are inactive, with the majority of the remaining active participants no longer accruing benefits; and the plan is closed to new entrants. Management is required to make certain critical estimates related to actuarial assumptions used to determine our pension expense and related obligation. We believe the most critical assumptions are related to (1) the discount rate used to determine the present value of the liabilities and (2) the expected long-term rate of return on plan assets. All of our actuarial assumptions are reviewed annually, or upon any mid-year curtailment or settlement, should any such event occur. Changes in these assumptions could have a material impact on the measurement of our pension expense and related obligation. At each measurement date, we determine the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plan. As of December 29, 2018, and December 30, 2017, the weighted-average discount rate used to compute our benefit obligation was 4.37% and 3.69%, respectively. The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure our plan has sufficient funds to meet its benefit obligations when they become due. As a result, we periodically revise asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our pension expense was 6.00% and 8.10% for fiscal 2018 and fiscal 2017, respectively.
 The impact of a 0.25% change in these critical assumptions is as follows:

Change in Assumption	Effect on 2019 Pension Expense	Effect on Accrued Pension Liability at December 29, 2018
	(In thousands)
0.25% decrease in discount rate	$3	$3,011
0.25% increase in discount rate	$(20)	$(2,881)
0.25% decrease in expected long-term rate of return on assets	$199	$—
0.25% increase in expected long-term rate of return on assets	$(199)	$—
As almost all of the participants in the pension plan are inactive, we amortize actuarial gains and losses over the estimated average remaining life expectancy of the inactive participants, rather than the estimated average remaining service period of the active participants. The sensitivity analysis presented above reflects these assumptions.

Income Taxes
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to Note 8 of the Notes to Consolidated Financial Statements.

A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is “more likely than not” to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Settlement of any particular issue would usually require the use of cash.

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

In order to determine the income tax effects of the Tax Act, we were required to re-measure our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances are expected to reverse in the future. The reduction in the federal corporate income tax rate from 35% to 21% resulted in a reduction in our deferred tax asset of $28.8 million with an offsetting adjustment to the valuation allowance of $28.6 million resulting in deferred income tax expense of $0.2 million in fiscal 2017. Furthermore, the Tax Act repealed the AMT and provided that taxpayers with AMT credit carryovers in excess of their regular tax liability may have the credits refunded over a period from 2018-2021. As a result, we released our valuation allowance on AMT credits due to the Tax Act of $0.8 million and recorded a corresponding deferred income tax benefit. In addition, we reclassed our AMT credit carryforward of $0.8 million to a non-current receivable. Once reclassed, we reduced the estimated refund and recorded a current income tax expense of $0.1 million to account for the effects of the sequester. During 2018, the IRS changed its position on whether the AMT credit was subject to sequester so we reversed the previous expense taken of $0.1 million

Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual tax rate reflected in our consolidated financial statements is different from that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year and manner in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carryback years (if permitted), and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. As of December 30, 2017, we had determined that positive evidence outweighed the negative evidence in considering the recoverability of our deferred tax assets, and we therefore released a substantial portion of our valuation allowance of $53.5 million after considering tax reform implications. As of December 29, 2018, positive evidence continues to outweigh negative evidence, so no valuation allowance was deemed necessary except to the extent of state NOLs which approximates $12.3 million.. See Note 8 of the Notes to Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 1 of the Notes to Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
BlueLinx Holdings Inc. and subsidiaries
Marietta, Georgia

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations and comprehensive (loss) income, cash flows, and stockholders’ (deficit) equity for each of the periods ended December 29, 2018, December 30, 2017, and December 31, 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2018 and December 30, 2017, and the results of their operations and their cash flows for each of the periods ended December 29, 2018, December 30, 2017, and December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2019 expressed an unqualified opinion thereon.
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

Atlanta, Georgia
March 13, 2019

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 29, 2018	December 30, 2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$8,939	$4,696
Receivables, less allowances of $3,656 and $2,762, respectively	208,434	134,072
Inventories	341,851	187,512
Other current assets	40,629	17,124
Total current assets	599,853	343,404
Property and equipment:
Land and improvements	21,454	30,802
Buildings	174,138	84,781
Machinery and equipment	111,680	70,596
Construction in progress	1,126	570
Property and equipment, at cost	308,398	186,749
Accumulated depreciation	(103,285)	(102,977)
Property and equipment, net	205,113	83,772
Goodwill	47,772	—
Intangible assets, net	35,222	—
Deferred tax asset	52,645	53,853
Other non-current assets	19,284	13,066
Total assets	$959,889	$494,095
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$131,771	$70,623
Bank overdrafts	17,417	21,593
Accrued compensation	7,974	9,229
Current maturities of long-term debt, net of discount of $64 and $0, respectively	1,736	—
Capital leases - short-term	7,555	3,552
Real estate deferred gains - short-term	5,330	1,836
Other current liabilities	24,985	10,772
Total current liabilities	196,768	117,605
Non-current liabilities:
Long-term debt, net of discount of $12,665 and $3,792, respectively	497,939	276,677
Capital leases - long-term	143,486	14,007
Real estate deferred gains - long-term	86,011	10,485
Pension benefit obligation	26,668	30,360
Other non-current liabilities	23,680	9,959
Total liabilities	974,552	459,093
Commitments and contingencies (Note 16)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued and Outstanding - 9,293,794 and 9,100,923, respectively	92	91
Additional paid-in capital	258,596	259,588
Accumulated other comprehensive loss	(37,129)	(36,507)
Accumulated deficit	(236,222)	(188,170)
Total stockholders’ (deficit) equity	(14,663)	35,002
Total liabilities and stockholders’ (deficit) equity	$959,889	$494,095

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
	(In thousands, except per share data)
Net sales	$2,862,850	$1,815,535	$1,881,043
Cost of sales	2,530,996	1,584,506	1,653,637
Gross profit	331,854	231,029	227,406
Operating expenses:
Selling, general, and administrative	319,314	198,709	204,509
Gains from sales of property	—	(6,700)	(28,097)
Depreciation and amortization	25,826	9,032	9,342
Total operating expenses	345,140	201,041	185,754
Operating (loss) income	(13,286)	29,988	41,652
Non-operating expenses:
Interest expense	47,301	21,225	24,898
Other (income) expense, net	(380)	(822)	(452)
(Loss) income before (benefit from) provision for income taxes	(60,207)	9,585	17,206
(Benefit from) provision for income taxes	(12,154)	(53,409)	1,121
Net (loss) income	$(48,053)	$62,994	$16,085

Basic (loss) earnings per share	$(5.21)	$6.96	$1.80
Diluted (loss) earnings per share	$(5.21)	$6.81	$1.77

Comprehensive (loss) income:
Net (loss) income	$(48,053)	$62,994	$16,085
Other comprehensive (loss) income :
Foreign currency translation, net of tax	(14)	14	264
Amortization of unrecognized pension (loss) gain, net of tax	(608)	130	(2,141)
Total other comprehensive (loss) income	(622)	144	(1,877)
Comprehensive (loss) income	$(48,675)	$63,138	$14,208

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(48,053)	$62,994	$16,085
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
(Benefit from) provision for income taxes	(12,154)	(53,409)	1,121
Depreciation and amortization	25,826	9,032	9,342
Amortization of debt issuance costs	2,884	1,990	2,688
Gains from sales of property	—	(6,700)	(28,097)
Pension expense (credit)	7,660	4,814	799
Share-based compensation	8,474	2,480	2,339
Capital lease interest expense	12,893	1,417	608
Amortization of deferred gain	(5,069)	(1,389)	—
Other	835	(378)	(508)
Changes in operating assets and liabilities:
Accounts receivable	60,007	(8,214)	12,687
Inventories	4,887	3,775	35,374
Accounts payable	24,982	(12,112)	(5,352)
Prepaid assets	3,515	(1,058)	632
Quarterly pension contributions	(3,986)	(2,996)	(4,666)
Payments on operational efficiency initiatives and/or restructuring	—	—	(4,812)
Other assets and liabilities	(41,145)	(2,749)	3,157
Net cash provided by (used in) operating activities	41,556	(2,503)	41,397
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(348,060)	—	—
Property and equipment investments	(2,724)	(797)	(631)
Proceeds from disposition of assets	108,051	27,635	37,476
Net cash (used in) provided by investing activities	(242,733)	26,838	36,845
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(3,020)	(226)	(178)
Repayments on revolving credit facilities	(729,423)	(435,708)	(519,873)
Borrowings from revolving credit facilities	880,042	441,779	475,112
Repayments on term loan	(900)	—	—
Borrowings on term loan	180,000	—	—
Principal payments on mortgage	(97,847)	(28,976)	(41,377)
Payments on capital lease obligations	(7,497)	(3,429)	(2,908)
Decrease in bank overdrafts	(4,177)	(103)	4,409
Increase in cash in escrow related to the mortgage	—	1,490	7,628
Debt financing costs	(11,758)	—	(602)
Other	—	(6)	279
Net cash provided by (used in) financing activities	205,420	(25,179)	(77,510)
Increase (decrease) in cash	4,243	(844)	732
Cash, beginning of period	4,696	5,540	4,808
Cash, end of period	$8,939	$4,696	$5,540

Supplemental Cash Flow Information
Net income tax payments during the period	$2,643	$1,577	$627
Interest paid during the period	$37,326	$19,825	$21,236
Noncash transactions:
Property and equipment under capital leases	$95,820	$11,828	$3,433

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ (Deficit) Equity Total
	Shares	Amount
	(In thousands)
Balance, January 2, 2016	8,943	$89	$255,905	$(34,774)	$(267,116)	$(45,896)
Net loss	—	—	—	—	16,085	16,085
Foreign currency translation, net of tax	—	—	—	264	—	264
Unrealized gain from pension plan, net of tax	—	—	—	(2,141)	—	(2,141)
Issuance of restricted stock, net of forfeitures	66	1	—	—	—	1
Vesting of performance shares	55	—	—	—	—	—
Compensation related to share-based grants	—	—	1,818	—	—	1,818
Repurchase of shares to satisfy employee tax withholdings	(31)	—	(178)	—	—	(178)
Other	(2)	—	427	—	(221)	206
Balance, December 31, 2016	9,031	90	257,972	(36,651)	(251,252)	(29,841)
Net income	—	—	—	—	62,994	62,994
Foreign currency translation, net of tax	—	—	—	14	—	14
Unrealized loss from pension plan, net of tax	—	—	—	130	—	130
Vesting of restricted stock units	100	1	—	—	—	1
Vesting of performance shares	—	—	—	—	—	—
Compensation related to share-based grants	—	—	1,842	—	—	1,842
Repurchase of shares to satisfy employee tax withholdings	(30)	—	(226)	—	—	(226)
Other	—	—	—	—	88	88
Balance, December 30, 2017	9,101	91	259,588	(36,507)	(188,170)	35,002
Net loss	—	—	—	—	(48,053)	(48,053)
Foreign currency translation, net of tax	—	—	—	(14)	—	(14)
Unrealized gain from pension plan, net of tax	—	—	—	(608)	—	(608)
Vesting of restricted stock units	287	—	—	—	—	—
Vesting of performance shares	—	1	—	—	—	1
Compensation related to share-based grants	—	—	1,900	—	—	1,900
Repurchase of shares to satisfy employee tax withholdings	(94)	—	(2,879)	—	—	(2,879)
Other	—	—	(13)	—	1	(12)
Balance, December 29, 2018	9,294	$92	$258,596	$(37,129)	$(236,222)	$(14,663)

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
BlueLinx is a wholesale distributor of building and industrial products in the U.S. Our Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.
Fiscal years 2018, 2017, and 2016 were each comprised of 52 weeks. Our fiscal year ends on the Saturday closest to December 31 of that fiscal year, and may comprise 53 weeks in certain years.
Use of Estimates
We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with U.S. GAAP. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates.
Subsequent Events

We evaluated subsequent events through the date that our Consolidated Financial Statements were issued. Except as described in Note 19, no matters were identified that required adjustment of the Consolidated Financial Statements or additional disclosure.

Recent Accounting Standards - Recently Issued
Leases. In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” Topic 842 establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged. We adopted this standard, and all related amendments thereto, effective December 30, 2018, the first day of our fiscal 2019 year, using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. We are finalizing our evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements, and estimate approximately $60 - $65 million of additional right-of-use assets and liabilities will be recognized in our consolidated balance sheet upon adoption. Additionally, approximately $1.7 million of deferred gains associated with sale-leaseback transactions will be recorded as a cumulative-effect adjustment to accumulated deficit.
Goodwill. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350).” This standard is intended to simplify the test for goodwill impairments by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new ASU, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220).” This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) (“AOCI”) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after

December 15, 2018, and early adoption is permitted. We have not completed our assessment, but the adoption of the standard may impact tax amounts stranded in AOCI related to our pension plans. We adopted this standard effective December 30, 2018, the first day of our fiscal 2019 year.
Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, “Fair Value (“FV”) Measurement (Topic 820).” In addition to making certain modifications, the standard removes the requirements to disclose: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the FV hierarchy; (ii) the policy for timing transfers between levels; and (iii) the valuation process for Level 3 FV measurements. The standard will require public entities to disclose: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 FV measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 FV measurements. The additional disclosure requirements should be applied prospectively for the most recent interim or annual period presented in the fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. The amendments in this standard are effective for fiscal years ending after December 15, 2019. Early adoption is permitted, and an entity may early adopt the removed or modified disclosures and delay the adoption of new disclosures until the effective date. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Defined Benefit Pension Plan. In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement-Benefits-Defined Benefit Plans-General (Subtopic 715-20).” The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing six previously required disclosures and adding two. The amendments also clarify certain disclosure requirements. The amendments in this standard are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Recent Accounting Standards - Recently Adopted
Revenue from Contracts with Customers. In 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”) that superseded existing revenue recognition guidance. Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. The standard was effective for the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. Entities were permitted to adopt the standard using a “full retrospective” approach (retrospectively to each prior reporting period presented) or a “modified retrospective” approach (reporting the cumulative effect as of the date of adoption).
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
There was no adjustment due to the cumulative impact of adopting ASC 606 (See Note 3).
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
Shipping and Handling
Shipping and handling costs included in “Selling, general, and administrative” expenses were $121.8 million, $83.1 million, and $89.0 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.
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
Income Taxes
We account for deferred income taxes using the liability method. Accordingly, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. All deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheet. A valuation allowance is recorded to reduce deferred tax assets when necessary. For additional information about our income taxes, see Note 8, “Income Taxes.”
Insurance and Self-Insurance
For fiscal 2018, 2017, and 2016, the Company purchased an insurance policy for its non-union and certain unionized employee health benefits, and was fully insured for this obligation. Health benefits for some unionized employees for fiscal 2018, 2017, and 2016 were paid directly to a union trust, depending upon the union-negotiated benefit arrangement.
For fiscal 2018, 2017, and 2016, the Company was self-insured, up to certain limits, for most workers’ compensation losses, general liability, and automotive liability losses, all subject to varying “per occurrence” retentions or deductible limits. The Company provides for estimated costs to settle both known claims and claims incurred but not yet reported. Liabilities associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to us, as well as industry-wide loss experience and other actuarial assumptions. We determine our insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities and in the case of workers’ compensation, a significant period of time elapses before the ultimate resolution of claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

2. Acquisition
On April 13, 2018, we completed the acquisition of Cedar Creek Holdings, Inc. (“Cedar Creek”) for a purchase price of approximately $361.8 million. The acquisition was completed pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 9, 2018, by and among BlueLinx Corporation, one of our wholly owned subsidiaries, Panther Merger Sub, Inc., a wholly-owned subsidiary of BlueLinx Corporation ("Merger Sub"), Cedar Creek, and CharlesBank Equity Fund VII, Limited Partnership (“CharlesBank”). Upon closing the transactions contemplated by the Merger Agreement, among other things, Merger Sub was merged with and into Cedar Creek, with Cedar Creek surviving the acquisition as one of our indirect wholly-owned subsidiaries. As a result of the acquisition, we increased the number of our distribution facilities to approximately 70 facilities, and increased the number of our full-time employees to approximately 2,600. The merger allowed us to expand our product offerings while expanding our existing geographical footprint.

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

We estimate that the acquired business contributed net sales and a net loss of approximately $1.0 billion and approximately $2.5 million, respectively, to the Company for the period from April 13, 2018, to December 29, 2018. The net income for the period from April 13, 2018, to December 29, 2018, included integration-related costs and the negative impact of selling a higher cost Cedar Creek inventory recorded at fair value. The following unaudited consolidated pro forma information presents consolidated information as if the acquisition had occurred on January 1, 2017:

	Pro forma
(In thousands, except per share data)	Fiscal 2018	Fiscal 2017
Net sales	$3,262,433	$3,235,923
Net income (loss)	(18,129)	32,690
Earnings (loss) per common share:
Basic	$(1.83)	$3.61
Diluted	(1.83)	3.54

The pro forma amounts above have been calculated in accordance with U.S. GAAP after applying the Company's accounting policies and adjusting the fiscal years ended December 29, 2018, and December 30, 2017 to reflect charges related to an inventory step-up adjustment for $11.8 million and transaction costs for $44.3 million. Due to the net loss for fiscal year ended December 29, 2018, 61,894 incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding because their effect would be anti-dilutive. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the acquisition, are presented for illustrative purposes only, and are not necessarily indicative of results that would have been achieved had the acquisition occurred as of January 1, 2017, or of future operating performance.

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

[3]
To finance the acquisition of Cedar Creek, the Company amended and restated its Revolving Credit Facility to increase the availability thereunder to $600.0 million and also entered into a new $180.0 million senior secured Term Loan Facility (See Note 9).

The excess of total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies and growth potential that the Company expects to realize from the acquisition. None of the goodwill generated from the acquisition is deductible for tax purposes.

When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. The following table summarizes the values of the assets acquired and liabilities assumed at the date of the acquisition:

(In thousands)	Preliminary Allocation as of December 29, 2018
Cash and net working capital assets (excluding inventory)	$88,318
Inventory	159,227
Property and equipment	71,203
Other, net	(1,395)
Intangible assets and goodwill:
Customer relationships	25,500
Non-compete agreements	8,254
Trade names	6,826
Favorable leasehold interests	800
Goodwill	47,772
Capital leases and other liabilities	(44,753)
Cash purchase price	$361,752

3. Revenue Recognition
We recognize revenue when the following criteria are met: 1) Contract with the customer has been identified; 2) Performance obligations in the contract have been identified; 3) Transaction price has been determined; 4) The transaction price has been allocated to the performance obligations; and 5) When (or as) performance obligations are satisfied.
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
The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Fiscal Year Ended
(In thousands)	December 29, 2018	December 30, 2017
Structural products	$1,286,119	$841,862
Specialty products	1,593,969	988,824
Other[1]	(17,238)	(15,151)
Total net sales	$2,862,850	$1,815,535
____________________________________
[1]“Other” includes unallocated allowances and discounts. Beginning in the third quarter of 2018 allowances and discounts are allocated to product categories where identifiable. Prior year numbers in the table have been updated for this presentation.
The following table presents our revenues disaggregated by sales channel. Sales and usage-based taxes are excluded from revenues.

	Fiscal Year Ended
(In thousands)	December 29, 2018	December 30, 2017
Warehouse	$2,239,883	$1,366,241
Direct	526,900	354,278
Reload and service revenue	134,045	125,108
Cash discounts and rebates	(37,978)	(30,092)
Total net sales	$2,862,850	$1,815,535

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general, and administrative expense.

We have made an accounting policy election to treat any shipping and handling costs after control has transferred to the customer (primarily common carrier costs) as fulfillment costs, rather than as a separate obligation or separate promised service.

4. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek, we acquired certain intangible assets. As of December 29, 2018, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, trade names, and favorable leasehold interests.

Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, trade names and favorable lease interests) acquired and liabilities assumed under acquisition accounting for business combinations.
During the year ended December 29, 2018, we preliminarily allocated the fair values of assets acquired and liabilities assumed in the acquisition of Cedar Creek and recognized $47.8 million in goodwill.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the implied fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year and no impairment was indicated for fiscal 2018. In addition, we will evaluate the carrying values of these assets for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions and significant changes in our market capitalization.
Definite-Lived Intangible Assets.
At December 29, 2018, in connection with the acquisition of Cedar Creek, we had definite-lived intangible assets that related to customer relationships, noncompete agreements, trade names, and favorable leasehold interests.
At December 29, 2018, the gross carrying amounts, the accumulated amortization and the net carrying amounts of our definite-lived intangible assets were as follows:

(In thousands)	Gross Carrying Amounts	Accumulated Amortization	[2]	Net Carrying Amounts
Customer relationships	$25,500	$(3,024)		$22,476
Noncompete agreements	8,254	(1,468)		6,786
Trade names	6,826	(1,619)		5,207
Favorable leasehold interests[1]	800	(47)		753
Total	$41,380	$(6,158)		$35,222
____________________
[1] Amortized to rent expense
[2] Intangible assets except customer relationships are amortized on straight line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
The weighted average estimated useful life remaining for customer relationships, noncompete agreements, trade names and favorable leasehold interest is approximately 11 years, 3 years, 2 years and 11 years respectively. Amortization expense for the definite-lived intangible assets was $6.2 million for the year ended December 29, 2018, respectively. There were no amortization charges for the comparative periods of the prior year.
Estimated annual amortization expense for definite-lived intangible assets over the next five fiscal years is as follows:

(In thousands)	Estimated Amortization
2019	$8,152
2020	7,527
2021	5,035
2022	3,183
2023	1,873

5. Assets Held for Sale
In fiscal 2018, we designated certain non-operating properties as held for sale, due to strategic realignments of our business. At the time of designation, we ceased recognizing depreciation expense on these assets. As of December 29, 2018, seven properties were designated as held for sale, and as of December 30, 2017, two properties had been designated as held for sale. During the fiscal year ended December 29, 2018, in connection with the integration of Cedar Creek, one property designated as held for sale in fiscal 2017 was returned to operations. As of December 29, 2018, and December 30, 2017, the net book value of total assets held for sale was $3.1 million and $0.8 million, respectively, and was included in “Other current assets” in our Consolidated Balance Sheets. Properties held for sale as of December 29, 2018, consisted of land in Connecticut, and six warehouses located in the Midwest and Southeast. We plan to sell these properties within the next 12 months. We continue to actively market all properties that are designated as held for sale.

6. Cash Held in Escrow
Cash held in escrow is included in “Other current assets” and “Other non-current assets” on the accompanying Consolidated Balance Sheets.
The table below provides the balances of each individual component of cash held in escrow:

	December 29, 2018	December 30, 2017
	(In thousands)
Cash in escrow
Workers compensation insurance	$10,194	$8,074
Acquisition-related	6,009	—
Property taxes and insurance	—	2,904
Benefits-related	358	240
Total	$16,561	$11,218

7. Other Current Liabilities
The following table shows the components of other current liabilities:

	December 29, 2018	December 30, 2017
	(In thousands)
Stock compensation liability awards	$7,286	$495
Property, sales, and other non-income taxes payable	4,909	3,226
Insurance reserves and retention	3,429	4,070
401(k) match	2,485	1,674
State income taxes payable	1,281	14
Accrued interest and other	5,595	1,293
Total	$24,985	$10,772

8. Income Taxes
Our (benefit from) provision for income taxes consisted of the following:

	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
	(In thousands)
Federal income taxes:
Current	$(99)	$(659)	$232
Deferred	(13,092)	(45,868)	—
State income taxes:
Current	3,786	1,054	962
Deferred	(2,749)	(7,985)	—
Foreign income taxes:
Current	—	49	(70)
Deferred	—	—	(3)
(Benefit from) provision for income taxes	$(12,154)	$(53,409)	$1,121

The federal statutory income tax rate was 21%. Our (benefit from) provision for income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
	(In thousands)
Expense (benefit) from income taxes computed at the federal statutory tax rate	$(12,643)	$3,355	$6,022
Expense (benefit) from state income taxes, net of federal benefit	(2,498)	253	595
Valuation allowance change	1,974	(87,137)	(6,319)
Transaction costs	1,327	—	—
Nondeductible executive compensation	936	280	132
Share-based compensation - excess tax benefit	(1,494)	(47)	—
Other nondeductible items	344	431	271
Uncertain tax positions	(951)	—	—
Tax rate change used to measure deferred taxes	681	—	—
Alternative minimum tax	—	—	232
Tax Cuts and Jobs Act of 2017	—	29,387	—
Other	170	69	188
(Benefit from) provision for income taxes	$(12,154)	$(53,409)	$1,121

The change in valuation allowance is exclusive of items that do not impact income from continuing operations, but are reflected in the balance sheet change in deferred income tax assets and liabilities as disclosed in the components of net deferred income tax assets table below.
In accordance with the intraperiod tax allocation provisions of U.S. GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax expense or benefit that should be allocated between continuing operations and other comprehensive income. In fiscal 2018, there was no intraperiod tax allocation since there was a loss in continuing operations along with a loss in other comprehensive income for that period. In fiscal 2017, there was no intraperiod tax allocation since there was income from continuing operations and income in other comprehensive income. In fiscal 2016, there was no intraperiod tax allocation because there were sufficient loss carryforwards to offset income from continuing operations. While the income tax provision from continuing operations is reported in our Consolidated Statements of Operations and Comprehensive Income (Loss), the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive loss, which is a component of stockholders’ equity (deficit).

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

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued by the Securities and Exchange Commission, which allows companies to record provisional amounts to reflect the income tax effects for the Tax Act during a measurement period that does not extend beyond one year from the enactment date. No additional changes were recorded to tax expense for executive compensation or any other deferred tax asset during fiscal 2018.

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

In our evaluation of the weight of available evidence at the end of fiscal 2018, we considered the recent reported loss generated in the current year and income generated in the prior two fiscal years, including the prior year income from Cedar Creek, which resulted in a three-year cumulative income situation as positive evidence which carried substantial weight. While this was substantial, it was not the only evidence we evaluated. We also considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence. The evidence considered included:

•	future reversals of existing taxable temporary differences;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	taxable income in prior carryback years, if carryback is permitted under the tax law; and

•	tax planning strategies.

At the end of fiscal 2018 and 2017, we concluded that the weight of the positive evidence outweighed the negative evidence. In addition to the positive evidence discussed above, we considered as positive evidence forecasted future taxable income and the evidence from business and tax planning strategies described below. Further positive evidence that occurred during the fourth quarter of 2017 was the refinancing of our revolving credit facility to a new five-year period with more favorable terms, the positive market reaction to our former majority shareholder’s underwritten secondary offering to sell its shares of our common stock, and the continued improvement of projected housing starts. As a result, we recorded a partial release of our valuation allowance of $53.5 million during the fourth quarter of 2017. The remaining valuation allowance of $12.3 million as of fiscal 2018 was primarily related to separate company state net operating loss carryforwards. Although we believe our estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgments. We believe that the change in control under Internal Revenue Code Section 382, resulting from the completion of the secondary offering on October 23, 2017 (as described above), will not cause any of our federal net operating losses to expire unused as management has been effectively implementing a real estate strategy involving sales and leaseback of real estate that is further supported by the sale-leaseback of four warehouses in January 2018 (See Note 15 for more detail). Additionally, the acquisition of Cedar Creek did not generate any limitations under Section 382 on Cedar Creek’s tax assets.

The components of our net deferred income tax assets are as follows:

	December 29, 2018	December 30, 2017
	(In thousands)
Deferred income tax assets:
Inventory reserves	$2,826	$1,654
Compensation-related accruals	4,717	3,692
Accruals and reserves	339	72
Accounts receivable	586	443
Interest expense limitation	3,169	—
Property and equipment	21,547	4,614
Pension	8,031	7,011
Benefit from NOL carryovers (1)	32,325	46,873
Other	418	285
Total gross deferred income tax assets	73,958	64,644
Less: valuation allowances	(12,348)	(10,415)
Total net deferred income tax assets	61,610	54,229
Deferred income tax liabilities:
Intangible assets	(8,665)	—
Other	(300)	(376)
Total deferred income tax liabilities	(8,965)	(376)
Deferred income tax asset, net	$52,645	$53,853

(1)	Our federal NOL carryovers are $90.9 million and will expire in 12 to 17 years. Our state NOL carryovers are $249.3 million and will expire in 1 to 20 years.
Activity in our deferred tax asset valuation allowance for fiscal 2018 and 2017 was as follows:

	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017
	(In thousands)
Balance as of beginning of the year	$10,415	$97,552
Valuation allowance provided for taxes related to:
Loss (income) before income taxes	1,933	(4,300)
Tax Cuts and Jobs Act of 2017	—	(29,387)
Release of valuation allowance	—	(53,450)
Balance as of end of the year	$12,348	$10,415

We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. The following table summarizes the activity related to our gross unrecognized tax benefits:

(In thousands)	2018	2017	2016
Balance at beginning of fiscal year	$184	$184	$184
Additions for tax positions in prior years	6,663	—	—
Reductions due to lapse of applicable statute of limitations	(1,004)	—	—
Balance at end of fiscal year	$5,843	$184	$184

Included in the unrecognized tax benefits as of December 29, 2018, and December 30, 2017, were $5.5 million and $0.2 million, respectively, of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued interest related to these unrecognized tax benefits of $0.9 million during fiscal 2018, of which $0.3 million of this amount is reported in “Interest expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining $0.6 million of interest, as well as the gross addition for tax positions in prior years of $6.7 million disclosed above in the tabular reconciliation, were recorded through goodwill as part of the purchase accounting for the acquisition of Cedar Creek. No interest was accrued in fiscal 2017 and no penalties were accrued for either fiscal 2018 or 2017. We believe that it is reasonably possible that approximately $1.1 million of our remaining unrecognized tax benefit may be recognized by the end of fiscal 2019 as a result of a lapse of statute of limitations.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2015 through 2018 tax years generally remain subject to examination by federal and most state and foreign tax authorities.
9. Long-Term Debt
As of December 29, 2018 and December 30, 2017, long-term debt consisted of the following:

		December 29,	December 30,
(In thousands)	Maturity Date	2018	2017
Revolving Credit Facility (net of discounts and debt issuance costs of $6.0 million and $3.1 million at December 29, 2018 and December 30, 2017, respectively)	October 10, 2022	$327,319	$179,569
Mortgage Note Payable (net of discounts and debt issuance costs of $0.8 million at December 30, 2017)		—	97,108
Term Loan Facility (net of discounts and debt issuance costs of $6.7 million at December 29, 2018)	October 13, 2023	172,356	—
Total debt		499,675	276,677
Less: current portion of long-term debt		(1,736)	—
Long-term debt, net		$497,939	$276,677

Revolving Credit Facility
On April 13, 2018, in connection with the acquisition Cedar Creek, we entered into an Amended and Restated Credit Agreement, with certain of our subsidiaries as borrowers (together with us, the “Borrowers”) or guarantors thereunder, Wells Fargo Bank, National Association, in its capacity as administrative agent (“Wells Fargo”), and certain other financial institutions party thereto (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a senior secured asset-based revolving loan and letter of credit facility (the “Revolving Credit Facility”) of up to $600 million and an uncommitted accordion feature that permits the Borrowers, with consent of the lenders, to increase the facility by an aggregate additional principal amount of up to $150 million, which will allow borrowings of up to $750 million under the Revolving Credit Facility. Letters of credit in an aggregate amount of up to $30 million are also available under the Revolving Credit Agreement, which would reduce the amount of the revolving loans available under the Revolving Credit Facility. The maturity date of the Revolving Credit Agreement is October 10, 2022. The Revolving Credit Agreement amended and restated the Borrowers’ existing $335 million secured revolving credit facility, dated October 10, 2017. The proceeds from the Revolving Credit Facility were used to repay outstanding obligations under the Borrowers’ existing revolving credit facility, to fund a portion of the cash consideration payable in connection with the acquisition of Cedar Creek, to fund transaction costs in connection with the acquisition and the amendment of the Revolving Credit Facility, to provide working capital and for other general corporate purposes.
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
In the event excess availability falls below the greater of (i) $50 million and (ii) 10 percent of the lesser of (a) the Borrowing Base; and (b) the maximum permitted credit at such time, the Revolving Credit Agreement requires maintenance of a fixed charge coverage ratio of 1.0 to 1.0 until such time as the Borrowers’ excess availability has been at least the greater of (i) $50 million and (ii) 10 percent of the lesser of (a) the Borrowing Base; and (b) the maximum permitted credit at such time for a period of 30 consecutive days.
The Revolving Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default.
As of December 29, 2018, we had outstanding borrowings of $333.3 million, excess availability of $91.7 million, and a weighted average interest rate of 4.6% under our Revolving Credit Facility. As of December 30, 2017, prior to the acquisition of Cedar Creek, we had outstanding borrowings of $182.7 million, excess availability of $63.3 million and a weighted average interest rate of 4.2%.
We were in compliance with all covenants under the Revolving Credit Agreement as of December 29, 2018.
Term Loan Facility
On April 13, 2018, in connection with the acquisition of Cedar Creek, we entered into a new Credit and Guaranty Agreement (the “Term Loan Agreement”) by and among the Company, as borrower, certain of our subsidiaries, as guarantors, HPS Investment Partners, LLC, as administrative agent and collateral agent (“HPS”) and certain other financial institutions as parties thereto. The Term Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of $180 million (the “Term Loan Facility”). The maturity date of the Term Loan Agreement is October 13, 2023. The proceeds from the Term Loan Facility were used to fund a portion of the cash consideration payable in connection with the acquisition of Cedar Creek and to fund transaction costs in connection with the acquisition and the Term Loan Facility.
In connection with the execution and delivery of the Term Loan Agreement, the Company and certain of our subsidiaries also entered into a Pledge and Security Agreement with HPS (the “Term Loan Security Agreement”). Pursuant to the Term Loan Security Agreement and other “Collateral Documents” (as such term is defined in the Term Loan Agreement), the obligations under the Term Loan Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets, including inventories, accounts receivable, real property, and proceeds from those items.
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
The Term Loan Facility may be prepaid in whole or in part from time to time after the first anniversary thereof, subject to payment of the “Prepayment Premium” (as such term is defined in the Term Loan Agreement) if such voluntary prepayment does not otherwise constitute an exception to the Prepayment Premium under the Term Loan Agreement and is made prior to the fourth anniversary of the closing date of the Term Loan Agreement, and all breakage costs incurred by any lender thereunder.
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
The Term Loan Agreement requires maintenance of a total net leverage ratio of 6.75 to 1.00 for the quarter ending December 29, 2018, and such required covenant level reduces over the term of the Term Loan Facility as set forth in the Term Loan Agreement.

The Term Loan Agreement also contains representations, warranties, affirmative and negative covenants customary for financing transactions of this type, and customary events of default.
As of December 29, 2018, we had outstanding borrowings of $179.1 million under our Term Loan Credit Facility and a stated interest rate of 9.3% per annum. At December 30, 2017, there were no outstanding borrowings under our Term Loan Credit Facility.
We were in compliance with all covenants under the Term Loan Agreement as of December 29, 2018.
Our remaining principal payment schedule for each of the next five years is as follows:

(In thousands)
2019	$1,800
2020	2,250
2021	1,800
2022	1,800
2023	171,450

2006 Commercial Mortgage-Backed Securities (“CMBS”) Mortgage Loan
Our 2006 CMBS mortgage loan, which was paid in full in January 2018, was secured by substantially all of the Company’s owned distribution facilities and a first priority pledge of the equity in the Company’s subsidiaries which held the real property that secured the mortgage loan.
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
Fair value measurements for defined benefit pension plan
The fair value hierarchy discussed above not only is applicable to assets and liabilities that are included in our consolidated balance sheets, but also is applied to certain other assets that indirectly impact our consolidated financial statements. For example, we sponsor and contribute to a single-employer defined benefit pension plan (see Note 11). Assets contributed by us become the property of the pension plan. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts our future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. The Company uses the fair value hierarchy to measure the fair value of assets held by our pension plan. We believe the pension plan asset fair value valuation to comprise Level 2 in the fair value hierarchy. Level 2 assets held in the pension plan under GAAP consist of collective investment trust assets.
Fair value measurements for financial instruments
Carrying amounts for our financial instruments are not significantly different from their fair value.
11. Employee Benefits
Single-Employer Defined Benefit Pension Plan
We sponsor a noncontributory defined benefit pension plan administered solely by us (the “pension plan”). Most of the participants in the plan are inactive, with the majority of the remaining active participants no longer accruing benefits, and the plan is closed to new entrants. Our funding policy for the pension plan is based on actuarial calculations and the applicable requirements of federal law. Benefits under the pension plan primarily are related to years of service.

The following tables set forth the change in projected benefit obligation and the change in plan assets for the pension plan:

	December 29, 2018	December 30, 2017
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$118,812	$113,436
Service cost	534	633
Interest cost	3,853	4,663
Actuarial (gain) loss	(9,732)	5,808
Curtailment gain	—	(310)
Benefits paid	(5,558)	(5,418)
Projected benefit obligation at end of period	107,909	118,812
Change in plan assets:
Fair value of assets at beginning of period	88,452	79,087
Actual (loss) return on plan assets	(6,321)	11,109
Employer contributions	4,668	3,674
Benefits paid	(5,558)	(5,418)
Fair value of assets at end of period	81,241	88,452
Net unfunded status of plan	$(26,668)	$(30,360)

We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to AOCI, net of tax. On December 29, 2018, we measured the fair value of our plan assets and benefit obligations. As of December 29, 2018, and December 30, 2017, the net unfunded status of our benefit plan was $26.7 million and $30.4 million, respectively.
Historically, we estimated the service and interest cost components utilizing a single-weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. At the end of fiscal 2017, we changed the approach we use to determine the service and interest components of net periodic pension cost for our pension plan. This change was effective for pension (income)/expense recognized during fiscal 2018 and future fiscal years. We have elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant projected cash flows. We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of our total benefit obligations.
Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost, and when certain assumptions used to determine the fair value of the plan assets or projected benefit obligation are updated, including but not limited to, changes in the discount rate, plan amendments, differences between actual and expected returns on plan assets, mortality assumptions, and plan re-measurement.
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
The net adjustment to other comprehensive income (loss) for fiscal 2018, fiscal 2017, and fiscal 2016 was a $0.6 million loss, $0.1 million gain, and a $2.1 million loss, respectively, primarily from the net recognized and unrecognized actuarial gain (loss) for those fiscal periods.
The decrease in the unfunded obligation for the fiscal year was approximately $3.7 million and was comprised of $9.7 million of actuarial gains, $6.3 million of investment losses including an asset gain, $4.7 million of pension contributions, and a charge of $4.4 million due to current year service and interest cost. The net periodic pension cost increased to $0.2 million in fiscal 2018, from a credit of $0.2 million in fiscal 2017, driven primarily by a reduction in investment returns.
In fiscal 2017, a freeze of certain unionized participants in the pension plan due to renegotiation of union contracts resulted in a reduction in future years of service for the remaining active participants in the plan, which triggered a curtailment. As a result, there was an immaterial curtailment gain from the event which resulted in an immaterial decrease to the projected benefit obligation in fiscal 2017.
The unfunded status recorded as Pension Benefit Obligation on our Consolidated Balance Sheets for the pension plan is set forth in the following table, along with the unrecognized actuarial loss, which is presented as part of Accumulated Other Comprehensive Loss:

	December 29, 2018	December 30, 2017
	(In thousands)
Unfunded status	$(26,668)	$(30,360)
Unrecognized prior service cost	—	—
Unrecognized actuarial loss	34,699	33,884
Net amount recognized	$8,031	$3,524
Amounts recognized on the balance sheet consist of:
Accrued pension liability	$(26,668)	$(30,360)
Accumulated other comprehensive loss (pre-tax)	34,699	33,884
Net amount recognized	$8,031	$3,524

The portion of estimated net loss for the pension plan that is expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year is approximately $1.0 million.
The accumulated benefit obligation for the pension plan was $107.4 million and $118.2 million at December 29, 2018, and December 30, 2017, respectively.
Net periodic pension cost (credit) for the pension plan included the following:

	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
	(In thousands)
Service cost	$534	$633	$996
Interest cost on projected benefit obligation	3,853	4,663	4,901
Expected return on plan assets	(5,309)	(6,538)	(6,224)
Amortization of unrecognized loss	1,084	1,056	1,126
Net periodic pension cost (credit)	$162	$(186)	$799

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	December 29, 2018	December 30, 2017
Projected benefit obligation:
Discount rate	4.37%	3.69%
Average rate of increase in future compensation levels	Graded 5.5-2.5%	Graded 5.5-2.5%
Net periodic pension cost:
Discount rate	3.69%	4.26%
Average rate of increase in future compensation levels	Graded 5.5-2.5%	Graded 5.5-2.5%
Expected long-term rate of return on plan assets	6.00%	8.10%

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

Projected return on plan assets. Historically, pension plan assets were managed under an investment strategy comprising two major components: equities, to generate long-term growth; and fixed income securities, to provide current income and stable periodic returns. As also discussed below, during fiscal 2017, the pension plan’s Investment Committee conducted a broad strategic review of portfolio construction and investment allocation policies for the pension plan. Pension plan assets are now managed under a new balanced portfolio allocation policy comprised of two major components: a return-seeking portion and a liability-matching portion. The expected role of return-seeking investments is to achieve a reasonable long-term growth of pension assets with a prudent level of risk, while the role of liability-matching investments is to provide a partial hedge against liability performance associated with changes in interest rates. The objective within return-seeking investments is to achieve asset diversity in order to balance return and volatility.
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
Mortality rates. The valuations and assumptions reflect adoption of the Society of Actuaries updated RP-2014 mortality tables, with a “blue collar employee” adjustment for non-annuitants and a BlueLinx custom adjustment for annuitants. Additionally, we use the most current generational projection scales, which were MP-2018 as of December 30, 2018 and MP-2017 as of December 31, 2017.
Plan Assets and Long-Term Rate of Return
Fiscal 2018
We base the asset return assumption on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The allocation of the plan’s assets impacts our expected return on plan assets. The expected return on plan assets is based on a targeted allocation consisting of return-seeking securities (including public equity, real assets and diversified credit investment strategies), liability-matching securities (fixed income), and cash and cash equivalents. Our net benefit cost increases as the expected return on plan assets decreases. We believe that our actual long-term asset allocations on average will approximate our targeted allocation. Our targeted allocation is driven by our investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For fiscal 2018, we used a 6.00% expected return on plan assets.
During fiscal 2017, the pension plan’s Investment Committee conducted a broad strategic review of portfolio construction and investment allocation policies for the pension plan. Pension assets are now managed under a new balanced portfolio allocation policy comprised of two major components: a return-seeking portion and a liability-matching portion. The expected role of return-seeking investments is to achieve a reasonable long-term growth of pension assets with a prudent level of risk, while the role of liability-matching investments is to provide a partial hedge against liability performance associated with changes in interest rates. The objective within return-seeking investments is to achieve asset diversity in order to balance return and volatility.
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
The current targets, adjusted to exclude non-GAAP BlueLinx real-estate holdings, and actual investment allocation, by asset category as of December 30, 2018, consisted of the following:

	Current Target Allocation	Actual Allocation, December 29, 2018
Return-seeking securities	70%	69%
Liability-matching securities	28%	30%
Cash and cash equivalents	2%	1%
Total	100%	100%

The following table sets forth by level, within the fair value hierarchy (as defined in Note 10), pension plan assets at their fair values as of December 29, 2018:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total
	(In thousands)
Return-seeking securities
Corporate bonds (a)	$—	$—	$—	$—
Global equity securities (b)	—	—	—	—
Collective investment trust (c)	—	55,766	—	55,766
Liability-matching securities
Corporate bonds (d)	—	—	—	—
Collective investment trusts (e)	—	24,649	—	24,649
Cash and cash equivalents	853	—	—	853
Total	$853	$80,415	$—	$81,268

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
•Achieving a target investment return
We believe that there are no significant concentrations of risk within our plan assets as of December 29, 2018. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA.

Fiscal 2017

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 30, 2017:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total
	(In thousands)
Return-seeking securities
Corporate bonds (a)	$10,393	$—	$—	$10,393
Global equity securities (b)	25	—	—	25
Collective investment trust (c)	—	43,910	—	43,910
Liability-matching securities
Corporate bonds (d)	20,711	—	—	20,711
Collective investment trusts (e)	—	11,739	—	11,739
Cash and cash equivalents	1,674	—	—	1,674
Total	$32,803	$55,649	$—	$88,452

Pension Plan Cash Flows
Our estimated normal future benefit payments to pension plan participants are as follows:

Fiscal Year Ending	(In thousands)
2019	$6,345
2020	6,585
2021	6,844
2022	6,965
2023	7,080
Thereafter	35,800

We fund the pension plan liability in accordance with the limits imposed by ERISA, federal income tax laws, and the funding requirements of the Pension Protection Act of 2006. We are required to make four quarterly cash contributions to the pension plan totaling approximately $2.2 million for fiscal funding year 2019.
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
The following table lists our participation in our multiemployer plans which we deem significant. “Contributions” represent the amounts contributed to the plan during the fiscal years presented:

					Contributions (in millions)
Pension Fund:	EIN/Pension Plan Number	Pension Act Zone Status	FIP/RP Status	Surcharge	2018	2017	2016
Lumber Employees Local 786 Retirement Fund (1)	516067407	Green (September 1, 2015)	N/A	No	n/a	n/a	$0.4
Central States, Southeast and Southwest Areas Pension Fund (2)	366044243	Critical and Declining (January 1, 2018)	RP	No	0.4	0.7	0.6
Other					0.1	0.2	0.4
Total					$0.5	$0.9	$1.4

(1)    We withdrew from this plan in fiscal 2017, and recorded an estimated $5.0 million withdrawal liability on the Consolidated Balance Sheet in “other non-current liabilities,” and recorded an offsetting non-cash expense in the Consolidated Statement of Operations in “selling, general, and administrative” costs. We expect the liability to be paid over a 19-year period, with payments substantially similar on a total annual basis to those disclosed above.
Our contributions for fiscal 2016 exceeded 5% of total plan contributions, and we were deemed to be a significant contributor to this plan.
(2)    Our contributions to this plan are approximately 0.06% of total contributions, which is less than the required disclosure threshold of 5% of total plan contributions. However, this plan is deemed significant for disclosure as it is severely underfunded. Additionally, we recorded an estimated partial withdrawal liability of $7.1 million in fiscal 2018, related to the closure of certain facilities. We may, in the future, record an additional liability if required by an event of our withdrawal from the plan or a mass withdrawal. Our most recent contingent withdrawal liability was estimated at approximately $52.5 million, for a complete withdrawal occurring in fiscal 2019. In the case of both a complete withdrawal and a mass withdrawal, our payments to the Central States Plan would generally continue at approximately the current rate, which, even with potential rehabilitation increases, is less than $1.0 million per year. In a complete withdrawal, the payments would not amortize the liability fully; however, payments for a complete withdrawal are limited to a 20-year period. In the case of a mass withdrawal, the liability would never amortize, and payments would continue indefinitely.
Defined Contribution Plans
Our employees also participate in two defined contribution plans: the “hourly savings plan” covering hourly employees, and the “salaried savings plan” covering salaried employees. Discretionary contributions to the plans are based on employee contributions and compensation, and, in certain cases, participants in the hourly savings plan also receive employer contributions based on union negotiated match amounts. Employer contributions to the hourly savings plan for fiscal 2018, fiscal 2017, and fiscal 2016 were $0.6 million and $0.3 million, and $0.2 million, respectively.
Employer contributions totaling $1.8 million for the salaried savings plan for fiscal 2018 have been deferred until the first quarter of 2019. Employer contributions to the salaried savings plan for fiscal 2017 of $1.0 million were deferred and paid in the first quarter of fiscal 2018, and the fiscal 2016 employer contributions to this plan of $0.9 million were deferred and paid in the first quarter of fiscal 2017.
12. Share-Based Compensation
We have three stock-based compensation plans covering officers, directors, certain employees, and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”), the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), and the 2016 Amended and Restated Long-Term Incentive Plan (the “2016 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby the participants develop a further sense of proprietorship and personal involvement in our development and financial success, thereby advancing the interests of the Company and its stockholders. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants upon the exercise of options or upon the vesting of restricted stock, restricted stock units, or performance shares, out of the total amount of common shares applicable for issuance or vesting under the aforementioned plans. Shares are available for new issuance only under the 2016 Plan. The 2006 and 2004 Plans have no shares remaining for issuance. Remaining 2006 Plan shares are outstanding only for the vesting of outstanding equity awards and the exercise of currently outstanding options, and 2004 Plan shares are outstanding only for the exercise of currently outstanding options.
The 2016 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other share-based awards to participants of the 2016 Plan selected by our Board of Directors or a committee of the Board that administers the 2016 Plan. We reserved 810,200 shares of our common stock for issuance under the 2016 Plan. The terms and conditions of awards under the 2016 Plan are determined by the Compensation Committee. Some of the awards issued under both the 2016 and 2006 Plans are subject to accelerated vesting in the event of a change in control as such an event is defined in the respective Plan documents.
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
Outstanding awards designated as liability awards primarily consisted of Cash-Settled Stock Appreciation Rights (“cash-settled SARs”), where we intend to settle the remaining portion of the awards in cash on or before the August 15, 2019 payment deadline. To value the cash-settled SARs, we utilized the Black-Scholes-Merton option pricing model (“Black-Scholes”), and recorded quarterly expense attributions of the awards based on estimates of the fair market value of the awards at the end of each quarter during the service period. The Black-Scholes model required the input of highly subjective assumptions such as the expected stock price volatility. Additionally, we amended an award agreement for 1,500 performance shares for which the service component of the agreement was waived, which required reclassification as liability awards. These performance shares are marked to market on a quarterly basis, based on the closing price of our common stock on the last trading day of the quarter.
All compensation expense related to our share-based payment awards is recorded in “Selling, general, and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Cash-Settled SARs
During fiscal 2016, we granted certain executives and employees cash-settled SARs. The cash-settled SARs vested on July 16, 2018. On the vesting date, half of the vested value of the cash-settled SARs became payable within thirty days of the vesting date, and the remainder payable not later than August 15, 2019. The exercise price for the cash-settled SARs was amended so that it was based on a 20-day trading average of the Company’s common stock through the vesting date, in excess of the $7.00 grant date valuation. The accrued liability for the remaining half payable in fiscal 2019 was $6.8 million.
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
At December 29, 2018, there were 445,000 cash-settled SARs issued and outstanding, and we recognized expense of approximately $13.2 million, $0.6 million and $0.4 million in fiscal 2018, 2017, and 2016, respectively, related to these awards.

The following table summarizes the assumptions used to compute the current fair value of our cash-settled SARs:

	December 29, 2018	December 30, 2017
Expected volatility	Not applicable	33.80%
Risk-free interest rate	Not applicable	1.55%
Expected term (in years)	Not applicable	0.54
Expected dividend yield	Not applicable	Not applicable

Restricted Stock, Restricted Stock Units, Performance Shares, and Stock Options
Restricted Stock
During fiscal 2018, we did not grant any restricted stock awards. Our sole remaining outstanding restricted stock award as of December 29, 2018, was due to vest and/or vested in equal annual increments over three years, of which January 13, 2018 was the final date of incremental vesting. Restricted stock awards that vested during fiscal 2017 had either vested in equal annual increments over three years, or had cliff-vested three years after the date of grant. These awards were time-based and were not based upon attainment of performance goals.
As of December 29, 2018, there was no remaining unrecognized compensation expense related to restricted stock. As of December 29, 2018, the weighted average remaining contractual term for our restricted stock was zero, due to final incremental vesting on January 13, 2018, and the maximum contractual term was 3.0 years.
The following table summarizes activity for our restricted stock awards during fiscal 2018:

	Restricted Stock Awards
	Number of Awards	Weighted Average Fair Value
Outstanding as of December 30, 2017	16,667	$9.90
Granted	—	—
Vested (1)	(16,667)	9.90
Forfeited	—	—
Outstanding as of December 29, 2018	—	$—

(1)	The total fair value vested in fiscal 2018, fiscal 2017, and fiscal 2016 was $0.2 million, $1.2 million, and $1.1 million, respectively.
Restricted Stock Units
During fiscal 2018, and in prior years, the Board of Directors was granted restricted stock units with a one-year vesting period, although a pro-rated portion may vest prior to the one-year period, with the remainder forfeited, if a Director chooses not to stand for re-election before the one-year vesting period has elapsed. All vested director grants settle at the earlier of ten years from the vesting date or retirement from the Board of Directors. These awards are time-based and are not based upon attainment of performance goals.
During fiscal year 2018, the Board of Directors granted restricted stock units to certain of our employees and executive officers. Certain of the restricted stock units vest in equal annual increments over the three years after the date of grant, and the remaining restricted stock units vest on the third anniversary of the date of grant if certain performance conditions are met prior to the vesting date.One tranche of restricted stock units was granted to an executive officer during fiscal 2017, with a vesting date three years after the date of grant. Outstanding restricted stock units granted prior to fiscal 2017 to employees and executive officers vest either in equal annual increments over three years or between two and three years after the date of grant.
As of December 29, 2018, there was approximately $4.9 million of total unrecognized compensation expense related to restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted average term of 1.8 years. As of December 29, 2018, the weighted average remaining contractual term for our restricted stock units was 1.8 years, and the maximum contractual term was 3.0 years.

The following table summarizes activity for our restricted stock units during fiscal 2018:

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding as of December 30, 2017	242,362	$7.41
Granted	198,487	33.46
Vested (1)	(228,029)	7.42
Forfeited	(18,598)	15.06
Outstanding as of December 29, 2018	194,222	$33.29

(1)	The total fair value of restricted stock units vested in fiscal 2018, 2017, and 2016 was $1.7 million, $0.7 million and $0.6 million, respectively.
Performance shares
During fiscal year 2015, the Board of Directors granted certain of our executive officers and employees awards of performance shares of our common stock. The performance shares were released upon the successful achievement of specific, measurable performance criteria approved by the Compensation Committee, and the satisfaction of a service condition in fiscal 2018. There were no performance shares granted during fiscal 2018.
The following table summarizes activity for our performance share awards during fiscal 2018:

	Performance Shares
	Number of Awards	Weighted Average Fair Value
Outstanding as of December 30, 2017	60,000	$9.29
Granted	—	—
Vested (1)	(59,000)	9.28
Forfeited	(1,000)	9.80
Outstanding at December 29, 2018	—	$—

(1)	No performance share awards vested in fiscal 2017. The total fair value vested in fiscal 2018 and 2016 was $0.5 million and $1.6 million, respectively.
Stock Options
The tables below summarize activity and include certain additional information related to our outstanding stock options granted under the 2004 Plan and 2006 Plan for the year ended December 29, 2018. The maximum contractual term for stock options was ten years from the grant date, and the remaining outstanding final tranche of options as of December 29, 2018, presented below, expired on March 10, 2018. There were no new employee stock option grants and no stock option exercises during fiscal years 2018, 2017, and 2016.

Options
	Shares	Weighted Average Exercise Price
Outstanding as of December 30, 2017	75,000	$46.60
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(75,000)	46.60
Outstanding and exercisable as of December 29, 2018	—	$—

Compensation Expense
Total share-based compensation expense from our share-based awards was as follows:

	December 29, 2018	December 30, 2017	December 31, 2016
	(In thousands)
Restricted Stock and Restricted Stock Units	$1,350	$1,406	$1,872
Performance Shares	788	452	92
Cash-settled Stock Appreciation Rights	13,173	622	375
Stock Options	—	—	—
Total	$15,311	$2,480	$2,339

We recognized related income tax benefits in fiscal years 2018, 2017, and 2016 of $3.9 million, $1.0 million, and $0.9 million, respectively, which were fully realized in fiscal 2018 and 2017, and offset by a valuation allowance during fiscal 2016. We present the benefits of tax deductions in excess of recognized compensation expense as a net operating cash outflow in our Consolidated Statements of Cash Flows when present. There was an excess tax benefit of $1.5 million in fiscal 2018, and were no material excess tax benefits in fiscal years 2017 and 2016.
13. Earnings per Common Share
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
The following table shows the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	December 29, 2018(1)	December 30, 2017	December 31, 2016
	(In thousands, except per share data)
Net income (loss)	$(48,053)	$62,994	$16,085

Basic weighted average shares outstanding	9,230	9,045	8,913
Dilutive effect of share-based awards	—	201	156
Diluted weighted average shares outstanding	9,230	9,246	9,069

Basic earnings (loss) per share	$(5.21)	$6.96	$1.80
Diluted earnings (loss) per share	$(5.21)	$6.81	$1.77
(1) Basic and diluted earnings per share are equivalent for the fiscal 2018, due to net losses for the period, and all outstanding share-based awards would be antidilutive.
For fiscal years 2018, 2017, and 2016, we excluded 194,222, 80,000, and 289,333 unvested (or unexercised, in the case of options) share-based awards, respectively, from the diluted earnings per share calculation because they were either anti-dilutive or “out of the money”. Outstanding share based awards not included in diluted earnings per share consisted of the following securities:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Unvested restricted stock awards	—	—	78,333
Performance shares	58,818	—	67,000
Restricted stock units	135,404	5,000	69,000
Unexercised stock options outstanding	—	75,000	75,000
Total excluded from diluted earnings per share	194,222	80,000	289,333

14. Related Party Transactions
D. Wayne Trousdale, our Vice Chairman, Operating Companies, owns approximately 33.33% of a limited liability company that owns and leases six facilities to us. During 2018, approximately $1.5 million in aggregate rent and related amounts was paid to the limited liability company for these properties. Mr. Trousdale’s interest in these amounts was approximately $0.5 million.
15. Lease Commitments
Operating Leases
The Company leases real property, logistics equipment, and office equipment under long-term, non-cancelable operating leases. Our real property operating leases have customary extension options and escalation clauses. Our real estate leases also provide for payments of other costs such as real estate taxes, insurance, and common area maintenance, which are not included in rental expense or the future minimum rental payments as set forth below. Total rental expense was approximately $13.6 million, $6.1 million, and $4.2 million for fiscal 2018, 2017, and 2016, respectively.

At December 29, 2018, our total operating lease commitments were as follows:

(In thousands)
2019	$11,980
2020	9,928
2021	8,435
2022	8,066
2023	7,539
Thereafter	60,847
Total	$106,795

Capital Leases
We have entered into certain long-term, non-cancelable capital leases for real estate, along with certain logistics equipment and vehicles. The real estate leases contain customary extension option periods and annual fixed rent escalations. As of December 29, 2018, the acquisition value and net book value of assets under capital leases was $159.6 million and $139.2 million, respectively. As of December 30, 2017, the acquisition value and net book value of assets under capital leases was $30.3 million and $16.4 million, respectively.

At December 29, 2018, our total commitments under capital leases recorded in the Consolidated Balance Sheets in “other current liabilities” and “other non-current liabilities” were as follows:

	Principal	Interest
	(In thousands)
2019	$7,487	$13,803
2020	6,741	13,426
2021	4,403	13,129
2022	3,602	12,920
2023	3,206	12,727
Thereafter	125,602	170,028
Total	$151,041	$236,033

Sale Leaseback Transactions
During fiscal 2018, we completed sale-leaseback transactions on distribution centers located in Bellingham, Massachusetts; Raleigh, North Carolina; Frederick, Maryland; and Lawrenceville, Georgia. As a result of these transactions, we recognized a capital lease asset and obligation totaling $95.1 million. During fiscal 2017, we completed sale-leaseback transactions on distribution centers located in Tampa, Florida; Ft. Worth, Texas; and Miami, Florida and recognized a capital lease asset and obligation totaling $8.0 million on two of these properties. The remaining sale-leaseback property was classified as an operating lease.
We originally recognized deferred gains of $83.9 million and $13.7 million on the sale-leaseback properties in fiscal 2018 and fiscal 2017, respectively, which will be amortized over the life of the applicable lease in the case of the capital leases, or, in the case of the operating lease, will be amortized over the life of the applicable lease until our adoption of ASC 842, at which time the remaining deferred gain will be reclassified as a increase to stockholders’ equity. The liability for the capital leases and deferred gain is located in “other current liabilities” (for the portion amortizing within the next twelve months) and “other non-current liabilities” on our Consolidated Balance Sheet.
16. Commitments and Contingencies
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
Collective Bargaining Agreements (“CBAs”)
As of December 29, 2018, we employed approximately 2,400 persons on a full-time basis. Approximately 20% of our employees were covered by CBAs negotiated between the company and various local unions. Seven of those CBAs covering approximately 130 employees are up for renewal in fiscal 2019, or are currently expired and under negotiations.
17. Accumulated Other Comprehensive Loss
Comprehensive income (loss) is a measure of income which includes both net income (loss) and other comprehensive income (loss). Our other comprehensive income (loss) results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss is separately presented on our Consolidated Balance Sheets as part of common stockholders’ equity (deficit). Other comprehensive (loss) income was $(0.6) million, $0.1 million, and $(1.9) million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

The changes in accumulated balances for each component of other comprehensive loss for fiscal 2016, 2017, and 2018 were as follows:

	Foreign currency translation, net of tax	Amortization of unrecognized pension gain (loss), net of tax	Other, net of tax	Total
	(In thousands)
January 2, 2016, beginning balance	$396	$(35,382)	$212	$(34,774)
Other comprehensive income (loss), net of tax (1)	264	(2,927)	—	(2,663)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (1)	—	786	—	786
December 31, 2016, ending balance, net of tax	$660	$(37,523)	$212	$(36,651)
Other comprehensive income (loss), net of tax (2)	14	1,186	—	1,200
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (2)	—	(1,056)	—	(1,056)
December 30, 2017, ending balance, net of tax	$674	$(37,393)	$212	$(36,507)
Other comprehensive income (loss), net of tax (3)	(14)	(608)	—	(622)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (3)	—	—	—	—
December 29, 2018, ending balance, net of tax	$660	$(38,001)	$212	$(37,129)
(1) For fiscal 2016, there was $0.8 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $2.9 million of unrecognized actuarial gain based on updated actuarial assumptions. There was no intraperiod income tax allocation and the deferred tax benefit was fully offset by a valuation allowance.
(2) For fiscal 2017, there was $1.1 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $1.2 million of unrecognized actuarial gain based on updated actuarial assumptions. There was no intraperiod income tax allocation and the deferred tax benefit was realized in 2017.
(3) For fiscal 2018, there was $0.0 million of actuarial loss recognized in the statements of operations as a component of net periodic pension cost. There was $0.6 million of unrecognized actuarial loss based on updated actuarial assumptions. There was no intraperiod income tax allocation and the deferred tax benefit was realized in 2018.
18. Reverse Stock Split
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

19. Subsequent Event
On February 28, 2019, we entered into a Second Amendment to Credit and Guaranty Agreement with certain of our subsidiaries, as guarantors, HPS, as administrative agent and collateral agent, and the other financial institutions party thereto, as lenders. Pursuant to the amendment:

•
We are permitted to enter into up to $50 million in real estate sale leaseback transactions prior to the nine-month anniversary of the date of the amendment, with the first $30 million in net proceeds therefrom to be used for repayment of indebtedness under the Term Loan Facility, and the remaining net proceeds to be used to repay indebtedness under the Revolving Credit Facility;

•
Repayment of indebtedness from net proceeds of the sale leaseback transactions described above made prior to the deadline for delivery of our first and second quarter 2019 financial statements to the lenders under the Term Loan Facility will be deemed to have been made as of the end of our fiscal first and second quarters, respectively;

•	The total net leverage ratio was increased beginning in the first quarter of 2019, and subsequent quarterly reductions in the covenant level were modified over the term of the Term Loan Facility; and

•
The “Prepayment Premium” and related breakage costs applicable to certain prepayments of the Term Loan Facility were modified to extend until the fourth anniversary of the date of the Amendment, and to exclude from the “Applicable Make-Whole Amount” any prepayments made after the first anniversary of the date of the Term Loan Facility from the proceeds of the sale of “Specified Properties” (as such terms are defined under the Term Loan Facility).

The amendment is described in further detail in the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 4, 2019.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC’s rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 29, 2018, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the three months ended December 29, 2018, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2018 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 29, 2018.
On April 13, 2018, we acquired Cedar Creek Holdings Inc. in a business combination. We are currently in the process of integrating policies, processes, information technology systems and other components of internal controls over financial reporting of the combined business. We believe that we will be able to maintain sufficient controls over the substantive results of financial reporting of Cedar Creek and its subsidiaries, but because of the size, complexity and timing of the integration, the internal controls over financial reporting of Cedar Creek have been excluded from management’s assessment of the Company’s internal control over financial reporting associated with 49.8% of total assets as of December 29, 2018, and 35.7% and 5.2% of revenues and net loss, respectively, for the year then ended.
The effectiveness of our internal control over financial reporting as of December 29, 2018, has been audited by BDO USA, LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 29, 2018. BDO, USA, LLP’s report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
BlueLinx Holdings Inc. and subsidiaries
Marietta, Georgia

Opinion on Internal Control over Financial Reporting
We have audited BlueLinx Holdings Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations and comprehensive (loss) income, cash flows and stockholders’ (deficit) equity,for each of the periods ended December 29, 2018, December 30, 2017 and December 31, 2016, and the related notes and our report dated March 13, 2019 expressed an unqualified opinion thereon.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cedar Creek Holdings, Inc. (“Cedar Creek”) which was acquired on April 13, 2018, and which is included in consolidated balance sheets of the Company as of December 29, 2018, and the related consolidated statements of operations and comprehensive (loss) income , cash flows, and stockholders’ (deficit) equity, for the year then ended. Cedar Creek constituted 49.8% of total assets as of December 29, 2018, and 35.7% and 5.2% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Cedar Creek because of the timing of the acquisition which was completed on April 13, 2018.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Cedar Creek.
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
March 13, 2019

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required by this Item will be set forth in our definitive proxy statement for the 2019 Annual Meeting of Stockholders of BlueLinx Holdings Inc. (the “Proxy Statement”) to be filed within 120 days after the end of our 2018 fiscal year, and is incorporated herein by reference. Information regarding executive officers is included under Item 1 of this report and is incorporated herein by reference.
On November 29, 2018, the Board of Directors of the Company adopted and approved, effective immediately, the Second Amended and Restated Bylaws of the Company (the “Bylaws”). The Bylaws, among other things, added a new Section 2.14 (Nomination of Directors) of the Bylaws (“Section 2.14”), which provides for updated director nomination procedures. Only individuals nominated in accordance with Section 2.14 will be eligible for election as a director. Section 2.14 generally provides that nominations may only be made by stockholders who hold common stock of the Company both (i) at the time they give notice of the director nomination to the Company and (ii) at the time of the applicable stockholders meeting. To submit a director nomination, the stockholder must also be entitled to vote at such meeting and must otherwise comply with the procedures set forth in Section 2.14. The stockholder must provide notice of the director nomination to the Company in writing and in proper form, by first class mail. The notice must be received by the Company within certain deadlines as set forth in Section 2.14. To be in proper form, Section 2.14 requires that the stockholder’s notice must include certain information regarding the proposed director nominee, including a completed questionnaire from the nominee (which questionnaire may be obtained from the Company), as well as certain information regarding the stockholder giving the notice. The Company may also require any proposed nominee to furnish any additional information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as a director.
The foregoing description is qualified in its entirety by the Bylaws, which are incorporated by reference as Exhibit 3.3 to this Form 10-K and are incorporated in this Item 10 by reference.

ITEM 11.  EXECUTIVE COMPENSATION
Information regarding compensation of officers and directors of BlueLinx Holdings Inc. will be set forth under the captions entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Executive Officers” in the Proxy Statement, to be filed within 120 days after the end of our 2018 fiscal year, and is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners, Management, and Related Stockholders Matters Information regarding ownership of BlueLinx Holdings Inc. common stock will be set forth under the captions entitled “Security Ownership of Management and Certain Beneficial Owners” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, to be filed within 120 days after the end of our 2018 fiscal year, and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of December 29, 2018. Our stockholder-approved equity compensation plans consist of the 2004 Plan, the 2006 Plan, and the 2016 Plan. Shares are available for issuance under the 2016 Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—	$—	798,936
Equity compensation plans not approved by security holders	—	n/a	—
Total	—	$—	798,936
Other information required by this item is set forth under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships, Related Transactions, and Director Independence Information regarding certain relationships, related transactions with BlueLinx Holdings Inc., and director independence will be set forth under the captions entitled “Certain Relationships and Related Transactions,” in the Proxy Statement, to be filed within 120 days after the end of our 2018 fiscal year, and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be set forth under the heading “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed within 120 days after the end of our 2018 fiscal year, and is incorporated by reference.

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
2.1
Agreement and Plan of Merger, dated as of March 9, 2018, by and among BlueLinx Corporation, Panther Merger Sub, Inc., Cedar Creek Holdings, Inc. and Charlesbank Equity Fund VII, Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2018)

3.1
Second Amended and Restated Certificate of Incorporation of BlueLinx, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 20, 2015)

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of BlueLinx Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 13, 2016)

3.3	Second Amended and Restated ByLaws of BlueLinx (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2018)
4.1	Registration Rights Agreement, dated as of May 7, 2004, by and among BlueLinx and the initial holders specified on the signature pages thereto (A)
10.1	Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation (A)
10.2	First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation (A)
10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 13, 2011) ±
10.4	BlueLinx Holdings Inc. 2004 Long Term Equity Incentive Plan (A) ±
10.5
Amended and Restated BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan (as amended through May 17, 2012 and restated solely for purposes of filing pursuant to Item 601 of Regulation S-K) (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 16, 2012) ±

10.6
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 17, 2014) ±

10.7	BlueLinx Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.8	Form of Executive Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.9
BlueLinx Holdings Inc. 2006 Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Executives and Employees (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±

10.10
BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 3, 2016) ±

10.11
First Amendment to BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 18, 2018) ±

10.12
BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Incentive Plan Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form S-8Registration Statement filed with the Securities and Exchange Commission on June 3, 2016) ±

Exhibit Number	Item
10.13
Form of Amendment to BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Incentive Plan Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2018) ±

10.14
BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2017) ±

10.15
Form of 2018 Time Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.16
Form of 2018 Performance Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.17†
Loan and Security Agreement, dated as of June 9, 2006, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009)

10.18
Twelfth Amendment to Loan and Security Agreement, dated as of September 19, 2012, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2012)

10.19
Guaranty of Recourse Obligations, dated as of June 9, 2006, by BlueLinx Holdings Inc. for the benefit of German American Capital Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.20
Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.21
Seventeenth Amendment to Loan and Security Agreement, dated as of March 24, 2016, between the entities set forth therein collectively as borrower and German American Capital Corporation as Lender (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed on March 28, 2016)

10.22
Lender Joinder Agreement in favor of U.S. Bank, N.A., as Trustee, and Wells Fargo Bank, as Trustee; by BlueLinx Holdings Inc., dated March 24, 2016 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 28, 2016)

10.23
Pledge Agreement in favor of U.S. Bank, N.A., as Trustee, and Wells Fargo Bank, N.A., as Trustee; by BlueLinx Holdings Inc., dated March 24, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 28, 2016)

10.24
Fifth Amendment to Loan and Security Agreement, dated July 14, 2011, by and between BlueLinx Corporation and certain of its subsidiaries and U.S. Bank National Association in its capacity as trustee for the registered holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2006-C 27, as successor in interest to German American Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2011)

10.25
Credit Agreement, dated as of October 10, 2017, by and among BlueLinx Holding Inc., certain subsidiaries of BlueLinx Holding Inc., Wells Fargo Bank, National Association, Wells Fargo Capital Finance, LLC, Bank of America, N.A., and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2017)

10.26
Guaranty and Security Agreement, dated as of October 10, 2017, by and among BlueLinx Corporation, BlueLinx Florida LP, BlueLinx Florida Holding No. 1 Inc., BlueLinx Florida Holding No. 2 Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2017)

10.27
Limited Guaranty, dated as of October 10, 2017, by BlueLinx Holdings Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2017)

10.28
Employment Agreement between BlueLinx Corporation and Mitchell Lewis, dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 17, 2014) ±

10.29
First Amendment, effective June 8, 2018, to Employment Agreement between BlueLinx Corporation and Mitchell Lewis (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018)

Exhibit Number	Item
10.30
Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell, dated May 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014) ±

10.31
First Amendment, effective June 1, 2018, to Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.32
Employment Agreement between BlueLinx Corporation and Shyam K. Reddy, dated May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2017) ±

10.33
First Amendment, effective June 8, 2018, to Employment Agreement between BlueLinx Corporation and Shyam K. Reddy (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.34
Employment Agreement, dated as of April 13, 2018, between BlueLinx Corporation and Alex Averitt (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed with the Securities and Exchange Commission on April 19, 2018) ±

10.35
First Amendment, effective June 1, 2018, to Employment Agreement between BlueLinx Corporation and Alex Averitt (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.36
BlueLinx Holdings Inc, Amended and Restated Short-Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2017)±

10.37	BlueLinx Corporation Integration Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K filed with the Securities and Exchange Commission on April 19, 2018) ±
10.38
BlueLinx Corporation Integration Incentive Plan Form of Participation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K filed with the Securities and Exchange Commission on April 19, 2018) ±

10.39
Form of Purchase and Sale Agreement with USIPA-Brennan Ventures II, LLC, dated as of November 6, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 3, 2018)

10.40
Form of Amendment to Purchase and Sale Agreement with USIPA-Brennan Ventures II, LLC, dated as of December 7, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 3, 2018)

10.41
Commitment Letter, dated as of March 9, 2018, by and among Wells Fargo Bank, N.A., Bank of America, N.A. and BlueLinx Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2018)

10.42
Commitment Letter, dated as of March 9, 2018, by and between HPS Investment Partners, LLC and BlueLinx Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2018)

10.43
Amended and Restated Credit Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.44
Amended and Restated Guaranty and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.45
Credit and Guaranty Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as guarantors thereunder, HPS Investment Partners, LLC, as administrative agent and collateral agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.46
Pledge and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc., and HPS Investment Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

Exhibit Number	Item
10.47
First Amendment, dated as of June 12, 2018, to that certain Credit and Guaranty Agreement, dated as of April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as guarantors thereunder, HPS Investment Partners, LLC, as administrative agent and collateral agent, and certain other financial institutions party thereto*

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

Date: March 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
Name

/s/ Mitchell B. Lewis	President, Chief Executive Officer, and Director	March 13, 2019
Mitchell B. Lewis

/s/ Susan C. O’Farrell	Senior Vice President, Chief Financial Officer, Treasurer (Principal Accounting Officer)	March 13, 2019
Susan C. O’Farrell

/s/ Kim S. Fennebresque	Chairman	March 13, 2019
Kim S. Fennebresque

/s/ Karel K. Czanderna	Director	March 13, 2019
Karel K. Czanderna

/s/ Dominic DiNapoli	Director	March 13, 2019
Dominic DiNapoli

/s/ Alan H. Schumacher	Director	March 13, 2019
Alan H. Schumacher

/s/ J. David Smith	Director	March 13, 2019
J. David Smith