Form 10-Q
period 2019-03-30
BlueLinx Holdings Inc.
filed 2019-05-08
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 30, 2019
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-32383

BlueLinx Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0627356
(State of Incorporation)	(I.R.S. Employer Identification No.)

1950 Spectrum Circle, Suite 300, Marietta, GA	30067
(Address of principal executive offices)	(Zip Code)

(770) 953-7000
(Registrant’s telephone number, including area code)
 Not applicable
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BXC	New York Stock Exchange

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2019 there were 9,346,727 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended March 30, 2019

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$638,701	$437,487
Cost of sales	552,656	382,162
Gross profit	86,045	55,325
Operating expenses:
Selling, general, and administrative	74,410	59,240
Depreciation and amortization	7,328	2,665
Total operating expenses	81,738	61,905
Operating income (loss)	4,307	(6,580)
Non-operating expenses (income):
Interest expense	13,401	8,480
Other expense (income), net	150	(94)
Loss before benefit from income taxes	(9,244)	(14,966)
Benefit from income taxes	(2,525)	(1,539)
Net loss	$(6,719)	$(13,427)

Basic loss per share	$(0.72)	$(1.47)
Diluted loss per share	$(0.72)	$(1.47)

Comprehensive income (loss):
Net loss	$(6,719)	$(13,427)
Other comprehensive income (loss):
Foreign currency translation, net of tax	7	6
Amortization of unrecognized pension loss, net of tax	224	203
Pension curtailment, net of tax	853	—
Other	15	—
Total other comprehensive income	1,099	209
Comprehensive loss	$(5,620)	$(13,218)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash	$12,682	$8,939
Receivables, less allowances of $3,505 and $3,656, respectively	246,342	208,434
Inventories, net	387,330	341,851
Other current assets	33,350	40,629
Total current assets	679,704	599,853
Property and equipment, at cost	307,735	308,398
Accumulated depreciation	(107,115)	(103,285)
Property and equipment, net	200,620	205,113
Operating lease assets	55,618	—
Goodwill	47,772	47,772
Intangible assets, net	33,057	35,222
Deferred tax asset	53,578	52,645
Other non-current assets	19,303	19,284
Total assets	$1,089,652	$959,889
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$132,259	$131,771
Bank overdrafts	42,933	17,417
Accrued compensation	9,076	7,974
Current maturities of long-term debt, net of discount and debt issuance costs of $64	1,736	1,736
Finance leases - short-term	7,464	7,555
Real estate deferred gains - short-term	3,934	5,330
Operating lease liabilities - short-term	6,895	—
Other current liabilities	20,749	24,985
Total current liabilities	225,046	196,768
Non-current liabilities:
Long-term debt, net of discount and debt issuance costs of $12,211 and $12,665, respectively	557,715	497,939
Finance leases - long-term	142,400	143,486
Real estate deferred gains - long-term	84,739	86,011
Pension benefit obligation	25,088	26,668
Operating lease liabilities - long-term	48,723	—
Other non-current liabilities	24,226	23,680
Total liabilities	1,107,937	974,552
Commitments and Contingencies
STOCKHOLDERS’ DEFICIT:
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued and Outstanding - 9,342,894 and 9,293,794, respectively	93	92
Additional paid-in capital	259,302	258,596
Accumulated other comprehensive loss	(36,030)	(37,129)
Accumulated stockholders’ deficit	(241,650)	(236,222)
Total stockholders’ deficit	(18,285)	(14,663)
Total liabilities and stockholders’ deficit	$1,089,652	$959,889
See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net cash used in operating activities	$(77,828)	$(45,003)

Cash flows from investing activities:
Proceeds from sale of assets	143	107,879
Property and equipment investments	(1,223)	(332)
Net cash (used in) provided by investing activities	(1,080)	107,547

Cash flows from financing activities:
Borrowings on revolving credit facilities	197,114	119,441
Repayments on revolving credit facilities	(136,892)	(78,789)
Borrowings on term loan	—	—
Repayments on term loan	(900)	—
Principal payments on mortgage	—	(97,847)
Bank overdrafts	25,516	(271)
Payments on finance lease obligations	(2,187)	(946)
Repurchase of shares to satisfy employee tax withholdings	—	(1,759)
Net cash provided by (used in) financing activities	82,651	(60,171)

Net change in cash	3,743	2,373
Cash at beginning of period	8,939	4,696
Cash at end of period	$12,682	$7,069

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ (Deficit) Equity Total
	Shares	Amount
	(In thousands)
Balance, December 30, 2017	9,101	$91	$259,588	$(36,507)	$(188,170)	$35,002
Net loss	—	—	—	—	(13,427)	(13,427)
Foreign currency translation, net of tax	—	—	—	6	—	6
Unrealized gain from pension plan, net of tax	—	—	—	203	—	203
Vesting of restricted stock units	—	—	—	—	—	—
Vesting of performance shares	109	1	—	—	—	1
Compensation related to share-based grants	—	—	319	—	—	319
Repurchase of shares to satisfy employee tax withholdings	—	—	(1)	—	—	(1)
Other	—	—	—	—	(7)	(7)
Balance, March 31, 2018	9,210	$92	$259,906	$(36,298)	$(201,604)	$22,096

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ (Deficit) Equity Total
	Shares	Amount
	(In thousands)
Balance, December 29, 2018	9,294	$92	$258,596	$(37,129)	$(236,222)	$(14,663)
Net loss	—	—	—	—	(6,719)	(6,719)
Adoption of ASC 842, net of tax	—	—	—	—	1,291	1,291
Foreign currency translation, net of tax	—	—	—	7	—	7
Unrealized gain from pension plan, net of tax	—	—	—	1,077	—	1,077
Vesting of restricted stock units	49	1	—	—	—	1
Vesting of performance shares	—	—	—	—	—	—
Compensation related to share-based grants	—	—	706	—	—	706
Repurchase of shares to satisfy employee tax withholdings	—	—	—	—	—	—
Other	—	—	—	15	—	15
Balance, March 30, 2019	9,343	$93	$259,302	$(36,030)	$(241,650)	$(18,285)

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2019
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report on Form 10-K”) for the year ended December 29, 2018, as filed with the Securities and Exchange Commission on March 13, 2019.
Our financial condition as of, and our operating results for, the three-month period ended March 30, 2019, are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 28, 2019, or any other interim period. Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not materially impact the Company's operating income (loss) or consolidated net income (loss).
Inventory Valuation
The Company’s inventory is comprised of finished goods. Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the moving average cost method of inventory valuation. We evaluate our inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at lower of cost and net realizable value. In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or net realizable value.
Recently Adopted Accounting Standards
Leases.  In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” Topic 842 establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize, for all leases, a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Lease expenses will continue to be recognized in the consolidated statement of income in a manner similar to prior accounting guidance. Lessor accounting under the new standard is substantially unchanged. We adopted this standard, and all related amendments thereto, effective December 30, 2018, the first day of our fiscal 2019 year, using a modified retrospective approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. We implemented internal controls and a lease accounting information system to enable the preparation of financial information required by the new standard. The adoption of Topic 842 had a material impact on our condensed consolidated balance sheets but did not have an impact on our condensed consolidated statements of operations and comprehensive loss. The most significant impact was the recognition of right-of-use assets and lease liabilities of $57.5 million in the consolidated balance sheet. Additionally, $1.7 million of deferred gains associated with sale-leaseback transactions was recorded as a cumulative-effect adjustment to accumulated deficit. See Note 8 “Leases” for additional disclosures regarding our lease commitments.
Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220).” This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) (“AOCI”) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard was effective for interim and annual reporting periods beginning after December 15, 2018. We did not exercise the option to make this reclassification.

Accounting Standards Effective in Future Years
Goodwill. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350).” This standard is intended to simplify the test for goodwill impairments by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new ASU, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We have not completed our assessment of the standard but we do not expect adoption to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, “Fair Value (“FV”) Measurement (Topic 820).” Among other modifications, the standard removes the requirements to disclose: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the FV hierarchy; (ii) the policy for timing transfers between levels; and (iii) the valuation process for Level 3 FV measurements. The standard will require public entities to disclose: (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 FV measurements held at the end of the reporting period; and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 FV measurements. The additional disclosure requirements should be applied prospectively for the most recent interim or annual period presented in the fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. The amendments in this standard are effective for fiscal years ending after December 15, 2019. Early adoption is permitted, and an entity may adopt the removed or modified disclosures and delay the adoption of new disclosures until the effective date. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Defined Benefit Pension Plan. In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement-Benefits-Defined Benefit Plans-General (Subtopic 715-20).” The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing six previously required disclosures and adding two. The amendments also clarify certain other disclosure requirements. The amendments in this standard are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
2. Acquisition
On April 13, 2018, we completed the acquisition of Cedar Creek Holdings, Inc. (“Cedar Creek”) for a purchase price of approximately $361.8 million. The acquisition was completed pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 9, 2018, by and among BlueLinx Corporation, one of our wholly owned subsidiaries, Panther Merger Sub, Inc., a wholly-owned subsidiary of BlueLinx Corporation ("Merger Sub"), Cedar Creek, and CharlesBank Equity Fund VII, Limited Partnership (“CharlesBank”). Upon closing the transactions contemplated by the Merger Agreement, among other things, Merger Sub was merged with and into Cedar Creek, with Cedar Creek surviving the merger as one of our indirect wholly-owned subsidiaries. The merger allowed us to expand our product offerings, while maintaining our existing geographical footprint.

Cedar Creek was established in 1977 as a wholesale building materials distribution company that distributes wood products across the United States. Its products include specialty lumber, oriented strand board, siding, cedar, spruce, engineered wood products and other building products.

The acquisition was accounted for under the acquisition method of accounting. The assets acquired, liabilities assumed and the results of operations of the acquired business are included in our consolidated results since April 13, 2018.

The following unaudited consolidated pro forma information presents consolidated information as if the acquisition had occurred on January 1, 2017:

	Pro forma
	Three Months Ended
(In thousands, except per share data)	March 30, 2019	March 31, 2018
Net sales	$638,701	$784,267
Net loss	(3,294)	(9,109)
Earnings (loss) per common share:
Basic	$(0.35)	$(1.00)
Diluted	(0.35)	(1.00)

The pro forma amounts above have been calculated in accordance with GAAP after applying the Company's accounting policies and adjusting the three-months ended March 30, 2019 and March 31, 2018 for $3.4 million and $2.2 million, respectively, for transaction related costs, net of tax. Due to the net loss for the three-month periods ended March 30, 2019, and March 31, 2018, 0.1 million and 0.2 million, respectively, of incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding because their effect would be anti-dilutive. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the acquisition, are presented for illustrative purposes only, and are not necessarily indicative of results that would have been achieved had the acquisition occurred as of January 1, 2017, or of future operating performance.
The purchase price of Cedar Creek consisted of the following items:

(In thousands)
Consideration paid to shareholders and amounts paid to creditors:
Payments to Cedar Creek shareholders[1]	$166,447
Subordinated unsecured note (due to shareholder)[2]	13,743
Seller’s transaction costs paid by Company	7,349
Add: pay off of Cedar Creek debt[3]	174,213
Total cash purchase price	$361,752
_____________

[1]	Payments to Cedar Creek’s shareholders include the purchase of common stock and certain escrow adjustments.

[2]	The Cedar Creek note payable to a shareholder of $13.7 million was paid in full upon the acquisition of Cedar Creek and included $10 million in subordinated debt and $3.7 million in accrued interest.

[3]
To finance the acquisition of Cedar Creek, the Company amended and restated its Revolving Credit Facility to increase the availability thereunder to $600.0 million and also entered into a new $180.0 million senior secured Term Loan Facility (See Note 5).

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

The following table summarizes the values of the assets acquired and liabilities assumed at the date of the acquisition:

(In thousands)	Allocation as of December 29, 2018
Cash and net working capital assets (excluding inventory)	$88,318
Inventory	159,227
Property and equipment	71,203
Other, net	(1,395)
Intangible assets and goodwill:
Customer relationships	25,500
Non-compete agreements	8,254
Trade names	6,826
Favorable leasehold interests	800
Goodwill	47,772
Finance leases and other liabilities	(44,753)
Cash purchase price	$361,752

3. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek, we acquired certain intangible assets. As of March 30, 2019, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, trade names, and favorable leasehold interests.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, trade names and favorable lease interests) acquired, and liabilities assumed, under acquisition accounting for business combinations.
As of March 30, 2019, goodwill was $47.8 million.
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
Definite-Lived Intangible Assets.
At March 30, 2019, in connection with the acquisition of Cedar Creek, we had definite-lived intangible assets that related to customer relationships, noncompete agreements, trade names and favorable leasehold interests.

At March 30, 2019, the gross carrying amounts, the accumulated amortization and the net carrying amounts of our definite-lived intangible assets were as follows:

(In thousands)	Gross carrying amounts	Accumulated Amortization	[2]	Net carrying amounts
Customer relationships	$25,500	$(4,087)		$21,413
Noncompete agreements	8,254	(1,984)		6,270
Trade names	6,826	(2,188)		4,638
Favorable leasehold interests[1]	800	(64)		736
Total	$41,380	$(8,323)		$33,057
____________________
[1] Amortized to rent expense
[2] Intangible assets except customer relationships are amortized on straight line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
The weighted average estimated useful life remaining for customer relationships, noncompete agreements, trade names and favorable leasehold interest is approximately 12 years, 4 years, 3 years and 12 years, respectively. Amortization expense for the definite-lived intangible assets was $2.1 million for the three-month period ended March 30, 2019. There were no amortization charges for the comparative periods of the prior year.
Estimated annual amortization expense for definite-lived intangible assets over the next five fiscal years is as follows:

(In thousands)	Estimated Amortization
2019	$8,152
2020	7,527
2021	5,035
2022	3,183
2023	1,873

4. Revenue Recognition
We recognize revenue when control of promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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
With the acquisition and integration of Cedar Creek, we changed our internal product hierarchy. The following table presents our revenues disaggregated by revenue source. Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Structural products	$197,492	$176,481
Specialty products	437,672	258,589
Other	3,537	2,417
Total net sales	$638,701	$437,487

The following table presents our revenues disaggregated by sales channel. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Warehouse	$504,274	$333,306
Direct	123,404	82,942
Reload and service revenue	18,905	28,270
Customer discounts and rebates	(7,882)	(7,031)
Total net sales	$638,701	$437,487

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

5. Long-Term Debt
As of March 30, 2019, and December 29, 2018, long-term debt consisted of the following:

		March 30,	December 29,
(In thousands)	Maturity Date	2019	2018
Revolving Credit Facility (net of discounts and debt issuance costs of $5.7 million and $6.0 million at March 30, 2019 and December 29, 2018, respectively)	October 10, 2022	$387,866	$327,319
Term Loan Facility (net of discounts and debt issuance costs of $6.6 million and $6.7 million at March 30, 2019 and December 29, 2018, respectively)	October 13, 2023	171,585	172,356
Total debt		559,451	499,675
Less: current portion of long-term debt		(1,736)	(1,736)
Long-term debt, net		$557,715	$497,939

Revolving Credit Facility
On April 13, 2018, we entered into an Amended and Restated Credit Agreement with certain of our subsidiaries as borrowers (together with us, the “Borrowers”) or guarantors thereunder, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain other financial institutions party thereto (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a senior secured asset-based revolving loan and letter of credit facility (the “Revolving Credit Facility”) of up to $600 million and an uncommitted accordion feature that permits the Borrowers to increase the facility by an aggregate additional principal amount of up to $150 million, which would allow borrowings of up to $750 million under the Revolving Credit Facility. Letters of credit in an aggregate amount of up to $30 million are also available under the Revolving Credit Agreement, which would reduce the amount of the revolving loans available under the Revolving Credit Facility. The maturity date of the Revolving Credit Agreement is October 10, 2022. The Borrowers’ obligations under the Revolving Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items.
Borrowings under the Revolving Credit Agreement are subject to availability under the Borrowing Base (as that term is defined in the Revolving Credit Agreement). The Borrowers are required to repay revolving loans thereunder to the extent that such revolving loans exceed the Borrowing Base then in effect. The Revolving Credit Facility may be prepaid in whole or in part from time to time without penalty or premium, but including all breakage costs incurred by any lender thereunder.
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
As of March 30, 2019, we had outstanding borrowings of $393.5 million, excess availability of $113.8 million, and a weighted average interest rate of 4.6 percent under our Revolving Credit Facility. As of December 29, 2018, our principal balance was $333.3 million, excess availability was $91.7 million, and our weighted average interest rate was 4.2 percent under our Revolving Credit Facility.

We were in compliance with all covenants under the Revolving Credit Agreement as of March 30, 2019.
Term Loan Facility
On April 13, 2018, in connection with the acquisition of Cedar Creek, we entered into a credit and guaranty agreement with WHOS Investment Partners, LLC, as administrative agent and collateral agent (“HPS”) and certain other financial institutions as party thereto. On February 28, 2019, the credit and guaranty agreement was amended to, among other things, permit certain real estate sale leaseback transactions and modify the total net leverage ratio beginning in the first quarter of 2019 (as amended, the “Term Loan Agreement”). The Term Loan Agreement provides for a senior secured first lien loan facility in an aggregate principal amount of $180 million (the “Term Loan Facility”). The maturity date of the Term Loan Agreement is October 13, 2023. The proceeds from the Term Loan Facility were used to fund a portion of the cash consideration payable in connection with the acquisition of Cedar Creek and to fund transaction costs in connection with the acquisition and the Term Loan Facility.
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
The Term Loan Facility may be prepaid in whole or in part from time to time, subject to payment of the “Prepayment Premium” (as such term is defined in the Term Loan Agreement) if such voluntary prepayment does not otherwise constitute an exception to the Prepayment Premium under the Term Loan Agreement and is made on or prior to February 28, 2023, and all breakage costs incurred by any lender thereunder.
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
The Term Loan Agreement requires maintenance of a total net leverage ratio of 8.00 to 1.00 for the fiscal quarter ending March 30, 2019, and such required covenant level generally reduces over the term of the Term Loan Facility as set forth in the Term Loan Agreement. As of March 30, 2019, we were in compliance with the total net leverage ratio.
The Term Loan Agreement also contains representations, warranties, affirmative and negative covenants customary for financing transactions of this type, and customary events of default.
As of March 30, 2019, we had outstanding borrowings of $178.2 million under our Term Loan Credit Facility and an interest rate of 9.5 percent per annum. At December 29, 2018, our principal balance was $179.1 million with an interest rate of 9.3 percent per annum.
We were in compliance with all covenants under the Term Loan Agreement as of March 30, 2019.
Our remaining principal payment schedule for each of the next five years and thereafter is as follows:

(In thousands)
2019	$900
2020	2,250
2021	1,800
2022	1,800
Thereafter	171,450

6. Net Periodic Pension Cost
The following table shows the components of our net periodic pension cost (benefit):

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Service cost	$113	$133
Interest cost on projected benefit obligation	1,045	963
Expected return on plan assets	(1,194)	(1,327)
Amortization of unrecognized loss	300	271
Net periodic pension cost (benefit)	$264	$40

During the first quarter of fiscal 2019, we renegotiated our collective bargaining agreement with a unionized location. This collective bargaining agreement covers a number of specific items such as wages, medical coverage, and certain other benefit programs, including pension plan participation. As a result of this renegotiation, 29 of the participants in the plan are no longer accruing future years of service under the applicable pension plan, which triggered a curtailment. As a result of the curtailment, we performed a revaluation of plan assets and liabilities. The related pension benefit obligation decreased $0.2 million as a result of changes in valuation assumptions. An overall increase in plan asset valuation was accompanied by an increase to accumulated other comprehensive income of $1.5 million, which was recorded in other comprehensive loss on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). No intraperiod income tax effect was required to be recorded as a result of the curtailment.
7. Stock Compensation
Cash-Settled Stock Appreciation Rights (“SARs”)
During fiscal 2016, we granted certain executives and employees cash-settled SARs. The cash-settled SARs vested on July 16, 2018. On the vesting date, half of the vested value of the cash-settled SARs became payable within thirty days of the vesting date, and the remainder payable within one year of the vesting date. The exercise price for the cash-settled SARs was amended so that it is based on a 20 day trading average of the Company’s common stock through the vesting date, in excess of the $7.00 grant date valuation.
On March 30, 2019, the total liability was approximately $7.2 million, which reflected the remaining payable balance.
Stock Compensation Expense
During the three months ended March 30, 2019 and March 31, 2018, we incurred stock compensation expense of $0.7 million and $9.2 million, respectively. The decrease in our stock compensation expense for the three-month period of fiscal 2019 is attributable to cash-settled SARs expense in the prior year.
8. Leases
Effective December 30, 2018, we adopted ASU No. 2016-02, “Leases (Topic 842)” using the modified retrospective method, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard. This election allowed us to carry forward our historical lease classification. The adoption of this standard resulted in the recording of operating lease right-of-use (ROU) assets and corresponding operating lease liabilities of $57.5 million on the condensed consolidated balance sheet as of December 30, 2018, which amortizes over the lease term.
Our operating and finance (formerly capital) lease portfolio includes leases for real estate, certain logistics equipment and vehicles. The majority of our leases have remaining lease terms of 1 year to 15 years, some of which include one or more options to extend the leases for 5 years. Operating lease ROU assets and liabilities are presented separately on the condensed consolidated balance sheets. Finance lease assets are included in property and equipment and the finance lease obligations are presented separately in the condensed consolidated balance sheet.
A portion of our real estate lease cost is generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, a subset of our vehicle lease cost is considered variable.

The components of lease expense were as follows:

(In thousands)	Three Months Ended March 30, 2019

Operating lease cost	$3,144
Finance lease cost:
Amortization of right-of-use assets	$2,896
Interest on lease liabilities	3,248
Total finance lease costs	$6,144
Supplemental cash flow information related to leases was as follows:

(In thousands)	Three Months Ended March 30, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,903
Operating cash flows from finance leases	3,248
Financing cash flows from finance leases	2,187
Right-of-use assets obtained in exchange for lease obligations
Operating leases	—
Finance leases	787

Supplemental balance sheet information related to leases was as follows:

(In thousands)	Three Months Ended March 30, 2019

Finance leases
Property and equipment	$152,355
Accumulated depreciation	(16,691)
Property and equipment, net	$135,664
Weighted Average Remaining Lease Term (in years)
Operating leases	12.22
Finance leases	21.64
Weighted Average Discount Rate
Operating leases	9.42%
Finance leases	10.60%

As of March 30, 2019, maturities of lease liabilities were as follows:

(In thousands)	Operating leases	Finance leases
2019	$9,709	$15,911
2020	8,550	20,313
2021	7,076	17,664
2022	6,193	16,678
2023	5,402	16,095
Thereafter	50,860	295,927
Total lease payments	$87,790	$382,588
Less: imputed interest	(32,173)	(232,724)
Total	$55,617	$149,864

At December 29, 2018, our total operating lease commitments were as follows:

(In thousands)
2019	$11,980
2020	9,928
2021	8,435
2022	8,066
2023	7,539
Thereafter	60,847
Total	$106,795

9. Commitments and Contingencies
Environmental and Legal Matters
From time to time, we are involved in various proceedings incidental to our businesses, and we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that while the ultimate outcome of one or more of these matters could be material to operating results in any given quarter, it will not have a materially adverse effect on our long-term financial condition, our results of operations, or our cash flows.
Collective Bargaining Agreements
As of March 30, 2019, we had over 2,200 employees on a full-time basis. Additionally, as of March 30, 2019, approximately 20 percent of our employees were represented by various local labor union Collective Bargaining Agreements (“CBAs”). As of March 30, 2019, approximately 5 percent of our employees are covered by CBAs that are up for renewal in fiscal 2019 or are currently expired and under negotiation.
10. Accumulated Other Comprehensive Loss
Comprehensive income (loss) is a measure of income (loss) which includes both net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into our Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss is separately presented on our Condensed Consolidated Balance Sheets as part of stockholders’ deficit.

The changes in balances for each component of accumulated other comprehensive loss for the three months ended March 30, 2019, were as follows:

(In thousands)	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
December 29, 2018, beginning balance	$660	$(38,001)	$212	$(37,129)
Other comprehensive income, net of tax [1]	7	1,077	15	1,099
March 30, 2019, ending balance, net of tax	$667	$(36,924)	$227	$(36,030)
________________________________
[1] For the three months ended March 30, 2019, the actuarial loss recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a component of net periodic pension cost was $1.1 million, net of tax of $0.4 million. Please see Note 6, Net Periodic Pension Cost, for further information.
11. Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units, performance shares, and performance units. Due to the financial results for the three-month periods ended March 30, 2019 and March 31, 2018, 0.1 million and 0.2 million, respectively, of incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding, because their effect would be anti-dilutive.
The reconciliation of basic loss and diluted loss per common share for the three-month periods of fiscal 2019 and 2018 were as follows:

	Three Months Ended
(in thousands, except per share data)	March 30, 2019	March 31, 2018
Net loss	$(6,719)	$(13,427)

Weighted-average shares outstanding - basic	9,337	9,137
Dilutive effect of share-based awards	—	—
Weighted-average shares outstanding - diluted	9,337	9,137

Basic loss per share	$(0.72)	$(1.47)
Diluted loss per share	$(0.72)	$(1.47)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading distributor of building and industrial products in the U.S. With a combination of market position and geographic coverage, the buying power of certain centralized procurement, and the strength of a locally-focused sales force, BlueLinx is able to provide a wide range of value-added services and solutions to our customers and suppliers. We are headquartered in Georgia, with executive offices located at 1950 Spectrum Circle, Suite 300, Marietta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S. and deliver building and industrial products to a variety of wholesale and retail customers. We distribute products in two principal categories: structural products and specialty products. Structural products include primarily plywood, oriented strand board, rebar and remesh, lumber, spruce and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 31% of our first quarter 2019 net sales. Specialty products include primarily engineered wood products, moulding, siding and trim, cedar, metal products (excluding rebar and remesh) and insulation. Specialty products accounted for approximately 69% of our first quarter 2019 net sales.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Our operating results have historically been correlated with the level of single-family residential housing starts in the U.S. At any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence. Since 2011, the U.S. housing market has generally shown improvement. First quarter 2019 data on single-family residential housing starts and permits continues to suggest potential near-term challenges, but we continue to believe the housing market improvement trend will continue in the long term, and that we are well-positioned to support our customers.
Our operating results are also affected by commodity pricing, and during the third and fourth quarters of 2018, the industry experienced a a significant decline in wood based commodity prices, which included panels and framing lumber. These commodity prices stabilized during the first quarter of 2019, resulting in improved gross margins for structural products, but the prices remain low relative to historical averages. As a result, sales realizations remain significantly below the prior year levels, resulting in revenue declines compared to the first quarter of 2018. We continue to closely monitor these pricing trends, and work to manage our business, inventory levels, and costs, accordingly.
Factors That Affect Our Operating Results
Our results of operations and financial performance are influenced by a variety of factors, including the following: the integration of the Cedar Creek business with ours and the potential for disruption in distribution relationships and operational performance resulting therefrom; changes in the prices, supply and/or demand for products which we distribute; inventory management and commodities pricing; new housing starts; general economic and business conditions in the U.S.; disintermediation by our customers and suppliers; acceptance by our customers of our branded and privately branded products; financial condition and credit worthiness of our customers; supply from key vendors; reliability of the technologies we utilize; activities of competitors; changes in significant operating expenses; fuel costs; risk of losses associated with accidents; exposure to product liability claims and other legal proceedings; changes in the availability of capital and interest rates; adverse weather patterns or conditions; acts of cyber intrusion or other disruptions to our information technology systems; and variations in the performance of the financial markets, including the credit markets.

Results of Operations
The following table sets forth our results of operations for the first quarter of fiscal 2019 and fiscal 2018:

(Dollars in thousands)	First Quarter of Fiscal 2019	% of Net Sales	First Quarter of Fiscal 2018	% of Net Sales
Net sales	$638,701	100.0%	$437,487	100.0%

Gross profit	86,045	13.5%	55,325	12.7%
Selling, general, and administrative	74,410	11.7%	59,240	13.5%
Depreciation and amortization	7,328	1.1%	2,665	0.6%
Operating income (loss)	4,307	0.7%	(6,580)	(1.5)%
Interest expense	13,401	2.1%	8,480	1.9%
Other expense (income), net	150	—%	(94)	—%
Loss before benefit from income taxes	(9,244)	(1.4)%	(14,966)	(3.4)%
Benefit from income taxes	(2,525)	(0.4)%	(1,539)	(0.4)%
Net loss	$(6,719)	(1.1)%	$(13,427)	(3.1)%

The following table sets forth net sales by product category for the three-month periods of fiscal 2019 and 2018:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Structural products	$197,492	$176,481
Specialty products	437,672	258,589
Other	3,537	2,417
Net sales	$638,701	$437,487
The following table sets forth gross profit and gross margin percentages by product category for the three-month periods of fiscal 2019 and 2018:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Structural products	$18,774	$17,254
Specialty products	68,228	38,061
Other	(957)	10
Gross profit	$86,045	$55,325
Gross margin percentage by category
Structural products	9.5%	9.8%
Specialty products	15.6%	14.7%
Total gross margin percentage	13.5%	12.7%
First Quarter of Fiscal 2019 Compared to First Quarter of Fiscal 2018
Net sales.  For the first quarter of fiscal 2019, net sales increased 46.0 percent, or $201.2 million, compared to the first quarter of fiscal 2018. Sales growth was driven by the acquisition of Cedar Creek in the first quarter of 2019, versus the exclusion of such sales results during the comparable period of the prior year, partially offset by macroeconomic and integration-related factors.
Gross profit and gross margin.  For the first quarter of fiscal 2019, gross profit increased by $30.7 million, or 55.5 percent, with gross margin of 13.5 percent, an increase compared to 12.7 percent in the first quarter of fiscal 2018. The increase in gross profit was due to the acquisition of Cedar Creek, while the increase in gross margin percentage was primarily driven by acquisition synergies.

Selling, general, and administrative expenses.  The increase in selling, general, and administrative expenses of 25.6 percent, or $15.2 million, for the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018, is primarily due to the acquisition of Cedar Creek and the inclusion of expenses from the acquired business for the first quarter of 2019, versus the comparable period of the prior year.
Depreciation and amortization expense. For the first quarter of fiscal 2019, depreciation and amortization expense increased by $4.7 million to $7.3 million due to the acquisition of Cedar Creek, which resulted in a higher depreciable asset base and the addition of amortizable intangible assets.
Interest expense. Interest expense increased by $4.9 million for the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018. The increase was largely attributable to a higher average debt balance over the period due to the acquisition of Cedar Creek, coupled with a higher average interest rate on outstanding debt. We increased our outstanding debt to finance the acquisition of Cedar Creek, incurred transaction costs that are amortized as interest expense, and incurred finance lease interest of $3.2 million, versus $2.1 million during the comparable period of the prior year.
Provision for income taxes. Our effective tax rate was 27.3 percent and 10.3 percent for the first quarter of fiscal 2019 and 2018, respectively. Our effective tax rate for the first quarters of fiscal 2019 and 2018 were impacted by the permanent addback of certain nondeductible expenses including meals and entertainment and executive compensation and the effect of the valuation allowance for separate company state income tax losses. In addition, our effective tax rate for the first quarter of fiscal 2018 was reduced by discrete tax expense of $0.4 million related to the expiration of stock options.
Net loss. Our net loss improved over the prior year due to increased gross profit described above, partially offset by the following: (i) higher selling, general, and administrative expenses resulting from the integration of Cedar Creek and related transaction fees; (ii) higher depreciation and amortization expenses due to the increase in depreciable assets and the addition of amortizable intangible assets; and (iii) increased interest expense due to higher interest rates on outstanding debt and higher average outstanding loan balances.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth fiscal quarters are typically our slowest quarters, due to the impact of poor weather on the construction market. Our second and third fiscal quarters are typically our higher volume quarters, reflecting a substantial increase in construction, due to more favorable weather conditions. Our working capital generally increases in the fiscal second and third quarters, reflecting increased seasonal demand.
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

Long-Term Debt
As of March 30, 2019, and December 29, 2018, long-term debt consisted of the following:

		March 30,	December 29,
(In thousands)	Maturity Date	2019	2018
Revolving Credit Facility (net of discounts and debt issuance costs of $5.7 million and $6.0 million at March 30, 2019 and December 29, 2018, respectively)	October 10, 2022	$387,866	$327,319
Term Loan Facility (net of discounts and debt issuance costs of $6.6 million and $6.7 million at March 30, 2019 and December 29, 2018, respectively)	October 13, 2023	171,585	172,356
Total debt		559,451	499,675
Less: current portion of long-term debt		(1,736)	(1,736)
Long-term debt, net		$557,715	$497,939
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
As of March 30, 2019, we had outstanding borrowings of $393.5 million and excess availability of $113.8 million under our Revolving Credit Facility with a weighted average interest rate of 4.6 percent. As of December 29, 2018 our principal balance was $333.3 million, excess availability was $91.7 million and our stated interest rate was 4.2 percent under our Revolving Credit Facility.
Term Loan Facility
On April 13, 2018, we entered into the Term Loan Agreement with HPS and certain other financial institutions as party thereto; and on February 28, 2019, we amended the Term Loan Agreement. The Term Loan Agreement provides for a Term Loan Facility of $180 million secured by substantially all of our assets. Borrowings under the Term Loan Agreement may be made as Base Rate Loans or Eurodollar Rate Loans. The Base Rate Loans will bear interest at the rate per annual equal to (i) the greatest of the (a) U.S. prime lending rate published in The Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50 percent, and (c) the sum of the Adjusted Eurodollar Rate of one month plus 1.00 percent, provided that the Base Rate shall at no time be less than 2.00 percent per annum; and (ii) plus the Applicable Margin, as described below. Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate, provided that the Adjusted Eurodollar Rate shall at no time be less than 1.00 percent per annum; plus (ii) the Applicable Margin. The Applicable Margin will be 6.00 percent with respect to Base Rate Loans and 7.00 percent with respect to Eurodollar Rate Loans.

The Term Loan Agreement requires maintenance of a total net leverage ratio of 8.00 to 1.00 for the fiscal quarter ending March 30, 2019, and such required covenant level generally reduces over the term of the Term Loan Facility as set forth in the Term Loan Agreement.
Under the Term Loan Agreement, we are permitted to enter into up to $50 million in certain real estate sale leaseback transactions prior to December 2019, with the first $30 million in net proceeds therefrom to be used for repayment of indebtedness under the Term Loan Facility, subject to payment of the Prepayment Premium and breakage costs, and the remaining net proceeds to be used to repay indebtedness under the Revolving Credit Facility.
As of March 30, 2019, we had outstanding borrowings of $178.2 million under our Term Loan Facility and a stated interest rate of 9.5 percent per annum. At December 29, 2018, our principal balance was $179.1 million, with a stated interest rate of 9.3 percent per annum under our Term Loan Facility.
Mortgage Payoff and Finance Lease Commitments
On January 10, 2018, we completed sale-leaseback transactions on four distribution centers. We sold these properties for gross proceeds of $110.0 million. As a result of the transactions, we recognized finance lease assets and obligations totaling $95.1 million on these properties, and a total deferred gain of $83.9 million, which will be amortized over the lives of the applicable leases, in accordance with U.S. GAAP. The net proceeds received from the transactions were used to pay the remaining balance of our mortgage of $97.8 million, in its entirety, in the first quarter of fiscal 2018.
Our total finance lease commitments, which substantially relate to leases of property, totaled $149.9 million as of March 30, 2019.
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first three months of fiscal 2019 was $77.8 million, compared to net cash used in operating activities of $45.0 million in the first three months of fiscal 2018. The use of net cash in operating activities was substantially higher primarily due to increased working capital, which reflects the addition of the Cedar Creek business. During the first three months of fiscal 2019, cash used in operating activities increased primarily from the increases in accounts receivable of $37.9 million and inventory of $45.5 million.
Investing Activities
Net cash used in investing activities for the first three months of fiscal 2019 was $1.1 million compared to net cash provided by investing activities of $107.5 million in the first three months of fiscal 2018. The net cash provided in prior year primarily related to the proceeds from the sale of assets of $108.0 million.
Financing Activities
Net cash provided by financing activities totaled $82.7 million for the first three months of fiscal 2019, compared to net cash used in financing activities of $60.2 million for the first three months of fiscal 2018. The increase in net cash provided is due to borrowings on our Revolving Credit Facility, while the net cash used in prior year was primarily due to the $97.8 million pay-off of our mortgage loan.

Operating Working Capital [1]

Selected financial information (in thousands)
	March 30, 2019	December 29, 2018	March 31, 2018
Current assets:
Cash	$12,682	$8,939	$7,069
Receivables, less allowance for doubtful accounts	246,342	208,434	162,904
Inventories, net	387,330	341,851	228,849
Other current assets	33,350	40,629	18,911
Total current assets	$679,704	$599,853	$417,733

Current liabilities:
Accounts payable	$132,259	$131,771	$107,097
Bank overdrafts	42,933	17,417	21,322
Accrued compensation	9,076	7,974	4,815
Current maturities of long-term debt, net of discount	1,736	1,736	—
Finance leases - short-term	7,464	7,555	2,280
Real estate deferred gains - short-term	3,934	5,330	5,198
Operating lease liabilities - short-term	6,895	—	—
Other current liabilities	20,749	24,985	18,102
Total current liabilities	$225,046	$196,768	$158,814

Operating working capital	$456,394	$404,821	$258,919
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
Operating working capital of $456.4 million at March 30, 2019, compared to $404.8 million as of December 29, 2018, increased on a net basis by approximately $51.6 million. The increase in working capital is primarily driven by increases in accounts receivable and inventory, offset by increases in bank overdrafts.
Operating working capital increased from March 31, 2018, to March 30, 2019, by $197.5 million, primarily driven by the acquisition of Cedar Creek in the second quarter of 2018.
Critical Accounting Policies
The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. There have been no material changes to our critical accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
Forward-Looking Statements
This report contains forward-looking statements. Forward-looking statements include, without limitation, any statement that predicts, forecasts, indicates or implies future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. The forward-looking statements in this report include statements about the anticipated effects of adopting certain accounting standards; estimated future annual amortization expense; potential changes to estimates made in connection with revenue recognition; the expected outcome of legal proceedings; industry conditions; seasonality; and liquidity and capital resources.

Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2018, and those discussed elsewhere in this report and in future reports that we file with the SEC. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors that may cause these differences include, among other things: our ability to integrate and realize anticipated synergies from acquisitions; loss of material customers, suppliers, or product lines in connection with acquisitions; our indebtedness and its related limitations; sufficiency of cash flows and capital resources; changes in interest rates; fluctuations in commodity prices; adverse housing market conditions; disintermediation by customers and suppliers; changes in prices, supply and/or demand for our products; inventory management; competitive industry pressures; industry consolidation; product shortages; loss of and dependence on key suppliers and manufacturers; new tariffs; our ability to monetize real estate assets; our ability to successfully implement our strategic initiatives; fluctuations in operating results; sale-leaseback transactions and their effects; real estate leases; exposure to product liability claims; changes in our product mix; petroleum prices; information technology security and business interruption risks; litigation and legal proceedings; natural disasters and unexpected events; activities of activist stockholders; labor and union matters; limits on net operating loss carryovers; pension plan assumptions and liabilities; risks related to our internal controls; retention of associates and key personnel; federal, state, local and other regulations, including environmental laws and retulations; and changes in accounting principles. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

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
On April 13, 2018, we acquired Cedar Creek Holdings Inc. in a business combination. We are currently in the process of integrating policies, processes, information technology systems and other components of internal controls over financial reporting of the combined business. We believe that we will be able to maintain sufficient controls over the substantive results of financial reporting of Cedar Creek and its subsidiaries, but because of the size, complexity and timing of the integration, the internal controls over financial reporting of Cedar Creek have been excluded from management’s assessment of the Company’s internal control over financial reporting for the quarter ended March 30, 2019.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the first quarter of fiscal 2019, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not repurchase any of our equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. From time to time, we withhold shares upon the vesting of employee equity awards to satisfy certain tax obligations due in connection therewith, and the withholding of shares may be deemed to be repurchases of our equity securities. No such withholding occurred during the first quarter of 2019.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1
Second Amendment to Credit and Guaranty Agreement, dated February 28, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, HPS Investment Partners, LLC, as administrative agent and collateral agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s form 8-K filed with the Securities and Exchange Commission on March 4, 2019)

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

BlueLinx Holdings Inc.
(Registrant)

Date: May 8, 2019	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer