Form 10-Q
period 2019-06-29
BlueLinx Holdings Inc.
filed 2019-08-07
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 29, 2019
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-32383

BlueLinx Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware		77-0627356
(State of Incorporation)		(I.R.S. Employer Identification No.)

1950 Spectrum Circle, Suite 300
Marietta	GA	30067
(Address of principal executive offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2019 there were 9,364,959 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended June 29, 2019

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$706,448	$892,952	$1,345,149	$1,330,439
Cost of sales	612,281	789,301	1,164,937	1,171,463
Gross profit	94,167	103,651	180,212	158,976
Operating expenses:
Selling, general, and administrative	74,101	91,723	148,511	150,963
Gains from sales of property	(9,760)	—	(9,760)	—
Depreciation and amortization	7,503	7,444	14,831	10,109
Total operating expenses	71,844	99,167	153,582	161,072
Operating income (loss)	22,323	4,484	26,630	(2,096)
Non-operating expenses (income):
Interest expense	13,717	12,194	27,118	20,674
Other (income) expense, net	(45)	(94)	105	(188)
Income (loss) before provision for (benefit from) income taxes	8,651	(7,616)	(593)	(22,582)
Provision for (benefit from) income taxes	2,350	942	(175)	(597)
Net income (loss)	$6,301	$(8,558)	$(418)	$(21,985)

Basic earnings (loss) per share	$0.67	$(0.93)	$(0.04)	$(2.40)
Diluted earnings (loss) per share	$0.67	$(0.93)	$(0.04)	$(2.40)

Comprehensive income (loss):
Net income (loss)	$6,301	$(8,558)	$(418)	$(21,985)
Other comprehensive income (loss):
Foreign currency translation, net of tax	—	(9)	7	(3)
Amortization of unrecognized pension loss, net of tax	208	201	431	404
Pension curtailment, net of tax	(1,486)	—	(632)	—
Other	1	—	16	—
Total other comprehensive income	(1,277)	192	(178)	401
Comprehensive income (loss)	$5,024	$(8,366)	$(596)	$(21,584)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 29, 2019	December 29, 2018
ASSETS
Current assets:
Cash	$12,662	$8,939
Receivables, less allowances of $3,811 and $3,656, respectively	262,042	208,434
Inventories, net	358,652	341,851
Other current assets	44,066	40,629
Total current assets	677,422	599,853
Property and equipment, at cost	310,751	308,398
Accumulated depreciation	(111,853)	(103,285)
Property and equipment, net	198,898	205,113
Operating lease right-of-use assets	55,240	—
Goodwill	47,772	47,772
Intangible assets, net	30,324	35,222
Deferred tax assets	52,193	52,645
Other non-current assets	19,305	19,284
Total assets	$1,081,154	$959,889
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$174,860	$149,188
Accrued compensation	7,712	7,974
Current maturities of long-term debt, net of discount and debt issuance costs of $64	1,427	1,736
Finance leases - short-term	8,166	7,555
Real estate deferred gains - short-term	3,935	5,330
Operating lease liabilities - short-term	6,690	—
Other current liabilities	18,625	24,985
Total current liabilities	221,415	196,768
Non-current liabilities:
Long-term debt, net of discount and debt issuance costs of $12,941 and $12,665, respectively	501,909	497,939
Finance leases - long-term	144,116	143,486
Real estate financing obligation	44,822	—
Real estate deferred gains - long-term	83,788	86,011
Operating lease liabilities - long-term	48,672	—
Pension benefit obligation	26,089	26,668
Other non-current liabilities	23,178	23,680
Total liabilities	1,093,989	974,552
Commitments and Contingencies
STOCKHOLDERS’ DEFICIT:
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued and Outstanding - 9,364,959 and 9,293,794, respectively	94	92
Additional paid-in capital	259,727	258,596
Accumulated other comprehensive loss	(37,307)	(37,129)
Accumulated stockholders’ deficit	(235,349)	(236,222)
Total stockholders’ deficit	(12,835)	(14,663)
Total liabilities and stockholders’ deficit	$1,081,154	$959,889
See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Net cash used in operating activities	$(67,688)	$(98,470)

Cash flows from investing activities:
Proceeds from sale of assets	10,758	107,960
Acquisition of business, net of cash acquired - see Note 2	—	(353,094)
Property and equipment investments	(1,784)	(577)
Net cash provided by (used in) investing activities	8,974	(245,711)

Cash flows from financing activities:
Borrowings on revolving credit facilities	365,519	534,380
Repayments on revolving credit facilities	(329,683)	(267,449)
Borrowings on term loan	—	180,000
Repayments on term loan	(31,899)	(450)
Principal payments on mortgage	—	(97,847)
Proceeds from real estate transactions	44,822	—
Change in outstanding payments	19,706	10,919
Debt issuance costs	(1,588)	(9,775)
Payments on finance lease obligations	(4,232)	(3,262)
Repurchase of shares to satisfy employee tax withholdings	(208)	(1,821)
Net cash provided by financing activities	62,437	344,695

Net change in cash	3,723	514
Cash at beginning of period	8,939	4,696
Cash at end of period	$12,662	$5,210

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ (Deficit) Equity Total
	Shares	Amount
	(In thousands)
Balance, December 29, 2018	9,294	$92	$258,596	$(37,129)	$(236,222)	$(14,663)
Net loss	—	—	—	—	(6,719)	(6,719)
Adoption of ASC 842, net of tax	—	—	—	—	1,291	1,291
Foreign currency translation, net of tax	—	—	—	7	—	7
Unrealized gain from pension plan, net of tax	—	—	—	1,077	—	1,077
Vesting of restricted stock units	49	1	—	—	—	1
Compensation related to share-based grants	—	—	706	—	—	706
Repurchase of shares to satisfy employee tax withholdings	—	—	—	—	—	—
Other	—	—	—	15		15
Balance, March 30, 2019	9,343	93	259,302	(36,030)	(241,650)	(18,285)
Net income	—	—	—	—	6,301	6,301
Foreign currency translation, net of tax	—	—	—	—	—	—
Unrealized gain from pension plan, net of tax	—	—	—	(1,278)	—	(1,278)
Vesting of restricted stock units	32	1	—	—	—	1
Compensation related to share-based grants	—	—	635	—	—	635
Repurchase of shares to satisfy employee tax withholdings	(10)	—	(208)	—	—	(208)
Other	—	—	(2)	1	—	(1)
Balance, June 29, 2019	9,365	$94	$259,727	$(37,307)	$(235,349)	$(12,835)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ (Deficit) Equity Total
	Shares	Amount
	(In thousands)
Balance, December 30, 2017	9,101	$91	$259,588	$(36,507)	$(188,170)	$35,002
Net loss	—	—	—	—	(13,427)	(13,427)
Foreign currency translation, net of tax	—	—	—	6	—	6
Unrealized gain from pension plan, net of tax	—	—	—	203	—	203
Vesting of restricted stock units	—	—	—	—	—	—
Vesting of performance shares	109	1	—	—	—	1
Compensation related to share-based grants	—	—	319	—	—	319
Repurchase of shares to satisfy employee tax withholdings	—	—	(1)	—	—	(1)
Other	—	—	—	—	(7)	(7)
Balance, March 31, 2018	9,210	92	259,906	(36,298)	(201,604)	22,096
Net loss	—	—	—	—	(8,558)	(8,558)
Foreign currency translation, net of tax	—	—	—	(9)	—	(9)
Unrealized gain from pension plan, net of tax	—	—	—	201	—	201
Vesting of restricted stock units	11	—	—	—	—	—
Vesting of performance shares	—	—	—	—	—	—
Compensation related to share-based grants	—	—	338	—	—	338
Repurchase of shares to satisfy employee tax withholdings	(2)	—	(1,719)	—	—	(1,719)
Other	—	—	—	—	7	7
Balance, June 30, 2018	9,219	$92	$258,525	$(36,106)	$(210,155)	$12,356

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2019
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
Our financial condition as of, and our operating results for, the three and six-month periods ended June 29, 2019, are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 28, 2019, or any other interim period. Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not impact the Company's operating income (loss) or consolidated net income (loss).
Outstanding Payments
Outstanding payments represent outstanding checks and electronic payments that have not been presented for payment as of the end of the period. These amounts are typically funded within 24 hours. As of June 29, 2019 and December 29, 2018 outstanding payments of $37.1 million and $17.4 million, respectively, were included in accounts payable on our condensed consolidated balance sheets.
Recently Adopted Accounting Standards
Leases.  In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” Topic 842 establishes a new lease accounting model. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize, for all leases, a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Lease expenses will continue to be recognized in the consolidated statement of income in a manner similar to prior accounting guidance. Lessor accounting under the new standard is substantially unchanged. We adopted this standard, and all related amendments thereto, effective December 30, 2018, the first day of our fiscal 2019 year, using a modified retrospective approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. We implemented internal controls and a lease accounting information system to enable the preparation of financial information required by the new standard. The adoption of Topic 842 had a material impact on our condensed consolidated balance sheets but did not have an impact on our condensed consolidated statements of operations and comprehensive loss. The most significant impact was the recognition of right-of-use assets and lease liabilities of $57.5 million in the consolidated balance sheet. Additionally, $1.7 million of deferred gains associated with sale-leaseback transactions was recorded as a cumulative-effect adjustment to accumulated deficit. See Note 9 “Leases” for additional disclosures regarding our lease commitments.
Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220).” This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard was effective for interim and annual reporting periods beginning after December 15, 2018. We did not exercise the option to make this reclassification.

Accounting Standards Effective in Future Years
Goodwill. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350).” This standard is intended to simplify the test for goodwill impairments by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new ASU, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We do not expect the adoption of the standard to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, “Fair Value (“FV”) Measurement (Topic 820).” Among other modifications, the standard removes the requirements to disclose: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the FV hierarchy; (ii) the policy for timing transfers between levels; and (iii) the valuation process for Level 3 FV measurements. The standard will require public entities to disclose: (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 FV measurements held at the end of the reporting period; and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 FV measurements. The additional disclosure requirements should be applied prospectively for the most recent interim or annual period presented in the fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. The amendments in this standard are effective for fiscal years ending after December 15, 2019. Early adoption is permitted, and an entity may adopt the removed or modified disclosures and delay the adoption of new disclosures until the effective date. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Defined Benefit Pension Plan. In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement-Benefits-Defined Benefit Plans-General (Subtopic 715-20).” The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing six previously required disclosures and adding two. The amendments also clarify certain other disclosure requirements. The amendments in this standard are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
2. Acquisition
On April 13, 2018, we completed the acquisition of Cedar Creek Holdings, Inc. (“Cedar Creek”) for a purchase price of approximately $361.8 million. The acquisition was completed pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 9, 2018, by and among BlueLinx Corporation, one of our wholly owned subsidiaries, Panther Merger Sub, Inc., a wholly-owned subsidiary of BlueLinx Corporation ("Merger Sub"), Cedar Creek, and CharlesBank Equity Fund VII, Limited Partnership. Upon closing the transactions contemplated by the Merger Agreement, among other things, Merger Sub was merged with and into Cedar Creek, with Cedar Creek surviving the merger as one of our indirect wholly-owned subsidiaries. The merger allowed us to expand our product offerings, while maintaining our existing geographical footprint.

Cedar Creek was established in 1977 as a wholesale building materials distribution company that distributes wood products across the United States. Its products include specialty lumber, oriented strand board, siding, cedar, spruce, engineered wood products and other building products.

The acquisition was accounted for under the acquisition method of accounting. The assets acquired, liabilities assumed and results of operations of the acquired business have been included in our consolidated results since April 13, 2018.

The following unaudited consolidated pro forma information presents consolidated information as if the acquisition had occurred on January 1, 2017:

	Pro forma
	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$706,448	$948,555	$1,345,149	$1,732,822
Net income (loss)	9,425	9,180	6,118	(1,439)
Earnings (loss) per common share:
Basic	$1.01	$1.00	$0.65	$(0.16)
Diluted	1.00	0.98	0.65	(0.16)

The pro forma amounts above have been calculated in accordance with GAAP after applying the Company's accounting policies and adjusting the three and six months ended June 29, 2019 for $4.2 million and $8.8 million, and the three and six months ended June 30, 2018 for $30.4 million and $34.0 million, respectively, for transaction related costs, net of tax. Due to the net loss for the six-month period ended June 30, 2018, 164,550 incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding because their effect would be anti-dilutive. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the acquisition, are presented for illustrative purposes only, and are not necessarily indicative of results that would have been achieved had the acquisition occurred as of January 1, 2017, or of future operating performance.
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

[3]
To finance the acquisition of Cedar Creek, the Company amended and restated its Revolving Credit Facility to increase the capacity thereunder to $600.0 million and also entered into a new $180.0 million senior secured Term Loan Facility (See Note 6).

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

3. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek, we acquired certain intangible assets. As of June 29, 2019, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations.
As of June 29, 2019, goodwill was $47.8 million.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the implied fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying values of these assets for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization.
Definite-Lived Intangible Assets.
At June 29, 2019, in connection with the acquisition of Cedar Creek, we had definite-lived intangible assets that related to customer relationships, noncompete agreements, and trade names.

At June 29, 2019, the gross carrying amounts, the accumulated amortization and the net carrying amounts of our definite-lived intangible assets were as follows (in thousands):

	Gross carrying amounts	Accumulated Amortization	[1]	Net carrying amounts
Customer relationships	$25,500	$(4,999)		$20,501
Noncompete agreements	8,254	(2,500)		5,754
Trade names	6,826	(2,757)		4,069
Total	$40,580	$(10,256)		$30,324
____________________
[1] Intangible assets except customer relationships are amortized on straight line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
The weighted average estimated useful life remaining for customer relationships, noncompete agreements and trade names is approximately 11 years, 3 years, and 2 years, respectively. Amortization expense for the definite-lived intangible assets was $2.0 million and $4.1 million for the three and six month periods ended June 29, 2019, respectively. For the three and six month periods ended June 30, 2018, amortization expense was $1.9 million.
Estimated annual amortization expense for definite-lived intangible assets over the next five fiscal years is as follows (in thousands):

Estimated Amortization
2019	$8,085
2020	7,461
2021	4,973
2022	3,111
2023	1,807

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
All revenues recognized are net of trade allowances (i.e., rebates), cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have been insignificant for each of the reported periods. Certain customers may receive cash-based incentives or credits (rebates), which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We believe that there will not be significant changes to our estimates of variable consideration.
With the acquisition and integration of Cedar Creek, we changed our internal product hierarchy. The following table presents our revenues disaggregated by revenue source (in thousands). Certain prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Structural products	$225,056	$345,878	$422,551	$522,359
Specialty products and other	481,392	547,074	922,598	808,080
Total net sales	$706,448	$892,952	$1,345,149	$1,330,439

The following table presents our revenues disaggregated by sales channel (in thousands). Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Warehouse	$577,000	$704,328	$1,081,274	$1,037,634
Direct	122,262	165,630	245,667	248,573
Reload and service revenue	16,617	34,914	35,522	63,184
Customer discounts and rebates	(9,431)	(11,920)	(17,314)	(18,952)
Total net sales	$706,448	$892,952	$1,345,149	$1,330,439

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

5. Assets Held for Sale and Net Gain on Disposition

In fiscal 2018, we designated certain non-operating properties as held for sale due to strategic realignments of our business. At the time of designation, we ceased recognizing depreciation expense on these assets. As of December 29, 2018, six properties were designated as held for sale, with an additional property designated during the first quarter of 2019. During the six months ended June 29, 2019, two properties were sold, as further described below. As of June 29, 2019 and December 29, 2018, the net book value of total assets held for sale was $3.3 million and $3.1 million, respectively, and was included in “Other current assets” in our Condensed Consolidated Balance Sheets. Properties held for sale as of June 29, 2019, consisted of land in Connecticut, and five warehouses located in the Midwest and South. We plan to sell these properties within the next 12 months. We continue to actively market all properties that are designated as held for sale.

During the six months ended June 29, 2019, we sold two non-operating distribution facilities previously designated as “held for sale”. We recognized a gain of $9.8 million in the Condensed Consolidated Statements of Operations as a result of these sales.

6. Long-Term Debt
As of June 29, 2019, and December 29, 2018, long-term debt consisted of the following:

		June 29,	December 29,
(In thousands)	Maturity Date	2019	2018
Revolving Credit Facility (net of discounts and debt issuance costs of $5.2 million and $6.0 million at June 29, 2019 and December 29, 2018, respectively)	October 10, 2022	$363,898	$327,319
Term Loan Facility (net of discounts and debt issuance costs of $7.7 million and $6.7 million at June 29, 2019 and December 29, 2018, respectively)	October 13, 2023	139,438	172,356
Total debt		503,336	499,675
Less: current portion of long-term debt		(1,427)	(1,736)
Long-term debt, net		$501,909	$497,939

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
The Revolving Credit Agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default.
As of June 29, 2019, we had outstanding borrowings of $369.1 million, excess availability of $100.8 million, and a weighted average interest rate of 4.5 percent under our Revolving Credit Facility. As of December 29, 2018, our principal balance was $333.3 million, excess availability was $91.7 million, and our weighted average interest rate was 4.2 percent under our Revolving Credit Facility.
We were in compliance with all covenants under the Revolving Credit Agreement as of June 29, 2019.
Term Loan Facility
On April 13, 2018, in connection with the acquisition of Cedar Creek, we entered into a credit and guaranty agreement with HPS Investment Partners, LLC, as administrative agent and collateral agent (“HPS”) and certain other financial institutions as party thereto. On February 28, 2019, the credit and guaranty agreement was amended to, among other things, permit certain real estate sale leaseback transactions and modify the total net leverage ratio beginning in the first quarter of 2019 (as amended, the “Term Loan Agreement”). The Term Loan Agreement provides for a senior secured first lien loan facility in an aggregate principal amount of $180 million (the “Term Loan Facility”). The maturity date of the Term Loan Agreement is October 13, 2023. The proceeds from the Term Loan Facility were used to fund a portion of the cash consideration payable in connection with the acquisition of Cedar Creek and to fund transaction costs in connection with the acquisition and the Term Loan Facility.
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
The Term Loan Facility may be prepaid in whole or in part from time to time, subject to payment of the “Prepayment Premium” (as such term is defined in the Term Loan Agreement) if such voluntary prepayment does not otherwise constitute an exception to the Prepayment Premium under the Term Loan Agreement and is made on or prior to February 28, 2023, and all breakage costs incurred by any lender thereunder. We used approximately $30 million of the proceeds from the sale-leaseback transactions described in Note 9, Leases, to prepay the Term Loan Facility, resulting in adjusted quarterly principal payments of $372,661.
Borrowings under the Term Loan Agreement may be made as Base Rate Loans or Eurodollar Rate Loans. The Base Rate Loans will bear interest at the rate per annum equal to (i) the greatest of the (a) U.S. prime lending rate published in The Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50 percent, and (c) the sum of the Adjusted Eurodollar Rate of one month plus 1.00 percent, provided that the Base Rate shall at no time be less than 2.00 percent per annum; and (ii) plus the Applicable Margin, as described below. Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate, provided that the Adjusted Eurodollar Rate shall at no time be less than 1.00 percent per annum; plus (ii) the Applicable Margin. The Applicable Margin will be 6.00 percent with respect to Base Rate Loans and 7.00 percent with respect to Eurodollar Rate Loans.
The Term Loan Agreement required maintenance of a total net leverage ratio of 8.25 to 1.00 for the fiscal quarter ending June 29, 2019, and such required covenant level generally reduces over the term of the Term Loan Facility as set forth in the Term Loan Agreement. As of June 29, 2019, we were in compliance with the total net leverage ratio.
The Term Loan Agreement also contains representations, warranties, affirmative and negative covenants customary for financing transactions of this type, and customary events of default.

As of June 29, 2019, we had outstanding borrowings of $147.2 million under our Term Loan Credit Facility and an interest rate of 9.4 percent per annum. At December 29, 2018, our principal balance was $179.1 million with an interest rate of 9.3 percent per annum.
We were in compliance with all covenants under the Term Loan Agreement as of June 29, 2019.
Our remaining principal payment schedule for each of the next four years and thereafter is as follows:

(In thousands)
2019	$373
2020	1,863
2021	1,491
2022	1,491
Thereafter	141,984

7. Net Periodic Pension Cost
The following table shows the components of our net periodic pension cost:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$48	$133	$161	$266
Interest cost on projected benefit obligation	973	963	2,018	1,926
Expected return on plan assets	(1,295)	(1,327)	(2,489)	(2,654)
Amortization of unrecognized loss	279	271	580	542
Net periodic pension cost	$5	$40	$270	$80

During the first six months of fiscal 2019, we renegotiated our collective bargaining agreement with 3 unionized locations. This collective bargaining agreement covers a number of specific items such as wages, medical coverage, and certain other benefit programs, including pension plan participation. As a result of these renegotiations, 38 of the participants in the plan are no longer accruing future years of service under the applicable pension plan, which triggered a curtailment. As a result of the curtailment, we performed a revaluation of plan assets and liabilities. The related pension benefit obligation decreased $0.3 million for the six months ended June 29, 2019, as a result of changes in valuation assumptions. An overall increase in plan asset valuation was accompanied by a decrease to accumulated other comprehensive income of $0.2 million, which was recorded in other comprehensive loss on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). No intraperiod income tax effect was required to be recorded as a result of the curtailment.
8. Stock Compensation
Cash-Settled Stock Appreciation Rights (“SARs”)
During fiscal 2016, we granted certain executives and employees cash-settled SARs. The cash-settled SARs vested on July 16, 2018. On the vesting date, half of the vested value of the cash-settled SARs became payable within thirty days of the vesting date, and the remainder payable within one year of the vesting date. The exercise price for the cash-settled SARs was amended so that it was based on a 20 day trading average of the Company’s common stock through the vesting date, in excess of the $7.00 grant date valuation.
On June 29, 2019, the total liability was approximately $7.2 million, which reflected the remaining payable balance.
Stock Compensation Expense
During the three months ended June 29, 2019 and June 30, 2018, we incurred stock compensation expense of $0.6 million and $3.8 million, respectively. During the six months ended June 29, 2019 and June 30, 2018, we incurred stock compensation expense of $1.3 million and $13.0 million, respectively. The decrease in our stock compensation expense for the three and six-month periods of fiscal 2019 is attributable to cash-settled SARs expense in the prior year.

9. Leases
Effective December 30, 2018, we adopted ASU No. 2016-02, “Leases (Topic 842)” using the modified retrospective method, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard. This election allowed us to carry forward our historical lease classification. The adoption of this standard resulted in the recording of operating lease right-of-use (“ROU”) assets and corresponding operating lease liabilities of $57.5 million on the condensed consolidated balance sheet as of December 30, 2018, which amortizes over the lease term.
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
A portion of our real estate lease cost is generally subject to annual changes in the Consumer Price Index (“CPI”). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, a subset of our vehicle lease cost is considered variable.
The components of lease expense were as follows:

(In thousands)	Three Months Ended June 29, 2019	Six Months Ended June 29, 2019

Operating lease cost	$2,991	$6,135
Finance lease cost:
Amortization of right-of-use assets	$2,995	5,892
Interest on lease liabilities	4,049	7,297
Total finance lease costs	$7,044	$13,189
Supplemental cash flow information related to leases was as follows:

(In thousands)	Three Months Ended June 29, 2019	Six Months Ended June 29, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,064	$5,967
Operating cash flows from finance leases	3,155	6,403
Financing cash flows from finance leases	2,045	4,232
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—
Finance leases	3,462	4,250

Supplemental balance sheet information related to leases was as follows:

(In thousands)	June 29, 2019

Finance leases
Property and equipment	$156,050
Accumulated depreciation	(19,835)
Property and equipment, net	$136,215
Weighted Average Remaining Lease Term (in years)
Operating leases	12.17
Finance leases	20.34
Weighted Average Discount Rate
Operating leases	9.41%
Finance leases	10.91%

As of June 29, 2019, maturities of lease liabilities were as follows:

(In thousands)	Operating leases	Finance leases
2019	$9,519	$10,849
2020	8,790	20,814
2021	6,930	18,140
2022	6,243	17,153
2023	5,276	16,625
Thereafter	50,716	298,650
Total lease payments	$87,474	$382,231
Less: imputed interest	(32,112)	(229,949)
Total	$55,362	$152,282

At December 29, 2018, our total operating lease commitments were as follows:

(In thousands)
2019	$11,980
2020	9,928
2021	8,435
2022	8,066
2023	7,539
Thereafter	60,847
Total	$106,795

Real Estate Transactions
During the three months ended June 29, 2019 we completed sale-leaseback transactions on two distribution centers. The aggregate gross proceeds for these real estate transactions were $45 million. We determined that the transactions did not qualify as sales in accordance with ASC Topic 842 and, for accounting purposes, the transactions were not accounted for as sale-leaseback transactions. When this occurs, the real estate transaction is accounted for as a financing transaction whereby the cash received is recorded as a financing obligation in our condensed consolidated balance sheets.

At June 29, 2019, our future minimum payments related to the financing obligations under these real estate transactions were as follows:

(In thousands)
2019	$1,833
2020	3,711
2021	3,794
2022	3,880
2023	3,997
Thereafter	47,187
Total	$64,402

10. Commitments and Contingencies
Environmental and Legal Matters
From time to time, we are involved in various proceedings incidental to our businesses, and we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that, while the ultimate outcome of one or more of these matters could be material to operating results in any given quarter, it will not have a materially adverse effect on our long-term financial condition, our results of operations, or our cash flows.
Collective Bargaining Agreements
As of June 29, 2019, we had over 2,200 employees on a full-time basis, and approximately 20 percent of our employees were represented by various local labor union Collective Bargaining Agreements (“CBAs”). As of June 29, 2019, approximately 4 percent of our employees are covered by CBAs that are up for renewal in fiscal 2019 or are currently expired and under negotiation.
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
The changes in balances for each component of accumulated other comprehensive loss for the six months ended June 29, 2019, were as follows:

(In thousands)	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
December 29, 2018, beginning balance	$660	$(38,001)	$212	$(37,129)
Other comprehensive income, net of tax [1]	7	(201)	16	(178)
June 29, 2019, ending balance, net of tax	$667	$(38,202)	$228	$(37,307)
________________________________
[1] For the six months ended June 29, 2019, the actuarial loss recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a component of net periodic pension cost was $0.3 million, net of tax of $0.1 million. Please see Note 7, Net Periodic Pension Cost, for further information.

12. Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units, and performance units. Due to the financial results for six month period ended June 29, 2019, and the three and six month periods ended June 30, 2018, 0.1 million and 0.2 million, respectively, of incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding, because their effect would be anti-dilutive.
The reconciliation of basic loss and diluted loss per common share for the six-month periods of fiscal 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss)	$6,301	$(8,558)	$(418)	$(21,985)

Weighted-average shares outstanding - basic	9,351	9,215	9,344	9,176
Dilutive effect of share-based awards	8	—	—	—
Weighted-average shares outstanding - diluted	9,359	9,215	$9,344	$9,176

Basic earnings (loss) per share	$0.67	$(0.93)	$(0.04)	$(2.40)
Diluted earnings (loss) per share	$0.67	$(0.93)	$(0.04)	$(2.40)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading distributor of building and industrial products in the U.S. With a combination of market position and geographic coverage, the buying power of certain centralized procurement, and the strength of a locally-focused sales force, BlueLinx is able to provide a wide range of value-added services and solutions to our customers and suppliers. We are headquartered in Georgia, with executive offices located at 1950 Spectrum Circle, Suite 300, Marietta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S. and deliver building and industrial products to a variety of wholesale and retail customers. We distribute products in two principal categories: structural products and specialty products. Structural products include primarily plywood, oriented strand board, rebar and remesh, lumber, spruce and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 32% of our second quarter 2019 net sales. Specialty products include primarily engineered wood products, moulding, siding and trim, cedar, metal products (excluding rebar and remesh) and insulation. Specialty products accounted for approximately 68% of our second quarter 2019 net sales.
Recent Developments
During the second quarter of 2019 we completed four real estate transactions. We sold two non-operating distribution facilities previously designated as “held for sale” for a gain of $9.8 million. We also completed sale-leaseback transactions on two distribution centers. Please see Note 9, Leases for further information regarding our sale-leaseback transactions.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Our operating results have historically been correlated with the level of single-family residential housing starts in the U.S. At any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence. Since 2011, the U.S. housing market has generally shown improvement. However, single family housing starts continued a recent trend of unexpected softness, declining 6.2% in the second quarter of 2019, but the builders confidence index remains high, and we continue to believe the housing market improvement trend will continue in the long term, and that we are well-positioned to support our customers.
Our operating results are also affected by commodity pricing, and during the third and fourth quarters of 2018, the industry experienced a significant decline in wood based commodity prices, which included panels and framing lumber.  After a modest recovery during the first quarter of 2019, prices trended downward during the second quarter, impacting gross margins for structural products.  Pricing remains low relative to historical averages, creating sales realizations significantly below the prior year levels and resulting in revenue declines compared to the second  quarter of 2018. We continue to closely monitor these pricing trends, and work to manage our business, inventory levels, and costs, accordingly.
Factors That Affect Our Operating Results
Our results of operations and financial performance are influenced by a variety of factors, including the following: the integration of the Cedar Creek business with ours and the potential for disruption in distribution relationships, operational performance and sales resulting therefrom; changes in the prices, supply and/or demand for products that we distribute; inventory management and commodities pricing; new housing starts; repair and remodeling activity; general economic and business conditions in the U.S.; disintermediation by our customers and suppliers; acceptance by our customers of our branded and privately branded products; financial condition and credit worthiness of our customers; supply from key vendors; reliability of the technologies we utilize; activities of competitors; changes in significant operating expenses; fuel costs; risk of losses associated with accidents; exposure to product liability claims and other legal proceedings; changes in the availability of capital and interest rates; adverse weather patterns or conditions; acts of cyber intrusion or other disruptions to our information technology systems; and variations in the performance of the financial markets, including the credit markets.

Results of Operations
The following table sets forth our results of operations for the second quarter of fiscal 2019 and fiscal 2018:

(Dollars in thousands)	Second Quarter of Fiscal 2019	% of Net Sales	Second Quarter of Fiscal 2018	% of Net Sales
Net sales	$706,448	100.0%	$892,952	100.0%

Gross profit	94,167	13.3%	103,651	11.6%
Selling, general, and administrative	74,101	10.5%	91,723	10.3%
Gains from sales of property	(9,760)	(1.4)%	—	—%
Depreciation and amortization	7,503	1.1%	7,444	0.8%
Operating income (loss)	22,323	3.2%	4,484	0.5%
Interest expense	13,717	1.9%	12,194	1.4%
Other income, net	(45)	—%	(94)	—%
Income (loss) before provision for (benefit from) income taxes	8,651	1.2%	(7,616)	(0.9)%
Provision for (benefit from) income taxes	2,350	0.3%	942	0.1%
Net income (loss)	$6,301	0.9%	$(8,558)	(1.0)%
The following table sets forth our results of operations for the six-month periods of fiscal 2019 and fiscal 2018:

(Dollars in thousands)	First Six Months of Fiscal 2019	% of Net Sales	First Six Months of Fiscal 2018	% of Net Sales
Net sales	$1,345,149	100.0%	$1,330,439	100.0%

Gross profit	180,212	13.4%	158,976	11.9%
Selling, general, and administrative	148,511	11.0%	150,963	11.3%
Gains from sales of property	(9,760)	(0.7)%	—	—%
Depreciation and amortization	14,831	1.1%	10,109	0.8%
Operating income (loss)	26,630	2.0%	(2,096)	(0.2)%
Interest expense	27,118	2.0%	20,674	1.6%
Other expense (income), net	105	—%	(188)	—%
Income (loss) before provision for (benefit from) income taxes	(593)	0.0%	(22,582)	(1.7)%
Provision for (benefit from) income taxes	(175)	—%	(597)	—%
Net income (loss)	$(418)	0.0%	$(21,985)	(1.7)%

The following table sets forth net sales by product category for the three and six-month periods of fiscal 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Structural products	$225,056	$345,878	$422,551	$522,359
Specialty products and other	481,392	547,074	922,598	808,080
Net sales	$706,448	$892,952	$1,345,149	$1,330,439
The following table sets forth gross profit and gross margin percentages by product category for the three and six-month periods of fiscal 2019 and 2018 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Structural products	$17,419	$32,785	$36,193	$50,039
Specialty products and other	76,748	81,784	144,019	119,855
Inventory step-up adjustment	—	(10,918)	—	(10,918)
Gross profit	$94,167	$103,651	$180,212	$158,976
Gross margin percentage by category
Structural products	7.7%	9.5%	8.6%	9.6%
Specialty products	15.9%	14.9%	15.6%	14.8%
Total gross margin percentage	13.3%	11.6%	13.4%	11.9%
Second Quarter of Fiscal 2019 Compared to Second Quarter of Fiscal 2018
Net sales.  For the second quarter of fiscal 2019, net sales decreased 20.9 percent, or $186.5 million, compared to the second quarter of fiscal 2018. The sales decrease was driven by declines in wood-based commodity prices, reduced levels of single-family housing starts and sales and supplier disruption in connection with our integration activities.
Gross profit and gross margin.  For the second quarter of fiscal 2019, gross profit decreased by $9.5 million, or 9.1 percent, compared to the second quarter of fiscal 2018, primarily due to the decrease in sales. During the same period, gross margin was 13.3 percent, an increase compared to 11.6 percent in the second quarter of fiscal 2018, driven by synergies from the acquisition of Cedar Creek. Gross margin was also negatively impacted in the prior year by the acquisition related inventory step-up charge of $10.9 million.
Selling, general, and administrative expenses.  The decrease in selling, general, and administrative expenses of 19.2 percent, or $17.6 million, for the second quarter of fiscal 2019, compared to the second quarter of fiscal 2018, is primarily due to acquisition synergies, a $3.1 million decrease in stock compensation expense and cost controls for the lower rate of sales.
Gains from sales of property. Sales of property with no leaseback in the second quarter of fiscal 2019 resulted in gains recognized of $9.8 million. Gains from the sale and leaseback of property in the second quarter of fiscal 2018 were deferred, due to the rules of accounting for sale and leaseback transactions, and are amortized as a credit to selling, general, and administrative expenses in the amount of approximately $1.3 million per fiscal quarter.
Depreciation and amortization expense. For the second quarter of fiscal 2019, depreciation and amortization expense increased by $0.1 million to $7.5 million due to increased capital expenditures in the current year.
Interest expense. Interest expense increased by $1.5 million for the second quarter of fiscal 2019, compared to the second quarter of fiscal 2018. The increase was largely attributable to the increase in finance leases and increased interest rates on our debt.
Provision for income taxes. Our effective tax rate was 27.2 percent and (12.4) percent for the second quarter of fiscal 2019 and 2018, respectively. Our effective tax rate for the second quarter of fiscal 2019 was impacted by the permanent addback of certain nondeductible expenses including meals and entertainment and executive compensation and the effect of the valuation allowance for separate company state income tax losses.  In addition, during the second quarter of fiscal 2019, we recorded discrete tax expense of $0.2 million for a shortfall on stock vesting which was offset by a $0.2 million discrete tax benefit for claiming state tax credits.  Our effective tax rate for the second quarter of fiscal 2018 was impacted by: (i) the inclusion of Cedar Creek’s operations from April 13, 2018, to June 30, 2018; (ii) the permanent addback of certain nondeductible expenses including transaction costs related to the Cedar Creek acquisition; and (iii) the effect of the valuation allowance for separate company state income tax losses generated during the second quarter of fiscal 2018.
Net income (loss). Our net income (loss) improved over the prior year due to gain on sale of properties and reduced costs associated with the acquisition of Cedar Creek, partially offset by the following: (i) lower gross profit due to the decrease in net sales; and (ii) increased interest expense due to higher average interest rates and the increase in finance leases.

First Six Months of Fiscal 2019 Compared to First Six Months of Fiscal 2018
Net sales.  For the first six months of fiscal 2019, net sales increased 1.1 percent, or $14.7 million, compared to the first six months of fiscal 2018. Sales growth was largely driven by the acquisition of Cedar Creek and the inclusion of Cedar Creek’s sales revenue for the full six months in 2019, as opposed to only during the period of April 13, 2018, to June 30, 2018, in the prior year period.
Gross profit and gross margin.  For the first six months of fiscal 2019, gross profit increased by $21.2 million, or 13.4 percent, with gross margin of 13.4 percent, compared to 11.9 percent for the first six months of fiscal 2018. Gross margin was negatively impacted in the prior year by the acquisition related inventory step-up charge of $10.9 million.
Selling, general, and administrative expenses. For the first six months of fiscal 2019, selling, general, and administrative expenses decreased $2.5 million, or 1.6 percent, compared to the first six months of fiscal 2018. The inclusion of the Cedar Creek business for the full six months in 2019 as opposed to the period of April 13, 2018, to June 30, 2018, in the prior year period increased expenses on a year-over-year basis. This was more than offset by an $11.7 million decrease in stock compensation expense, synergies from the acquisition of Cedar Creek and cost decreases related to the year-over-year sales decline.
Gains from sales of property. Sales of property with no leaseback in the first six months of fiscal 2019 resulted in gains recognized of $9.8 million. Gains from the sale and leaseback of property in the first six months of fiscal 2018 were deferred, due to the rules of accounting for sale and leaseback transactions, and are amortized as a credit to selling, general, and administrative expenses in the amount of approximately $1.3 million per fiscal quarter.
Depreciation and amortization expense. For the first six months of fiscal 2019, depreciation and amortization expense increased by $4.7 million to $14.8 million due to the acquisition of Cedar Creek, which resulted in a higher depreciable asset base and the addition of depreciable intangible assets.
Interest expense. Interest expense increased by $6.4 million for the first six months of fiscal 2019, compared to the first six months of fiscal 2018. The increase was largely attributable to a higher average debt balance over the period, coupled with a higher average interest rate on outstanding debt. We increased our outstanding debt to finance the acquisition of Cedar Creek in the prior year and incurred transaction costs that are amortized as interest expense.
Provision for income taxes. Our effective tax rate was 29.5 percent and 2.6 percent for the first six months of fiscal 2019 and 2018, respectively. Our effective tax rate for the first six months of fiscal 2019 was impacted by the permanent addback of certain nondeductible expenses including meals and entertainment and executive compensation and the effect of the valuation allowance for separate company state income tax losses. In addition, during the first six months of fiscal 2019, we recorded discrete tax expense of $0.2 million for a shortfall on stock vesting which was offset by a $0.2 million discrete tax benefit for claiming state tax credits. The effective tax rate for the first six months of fiscal 2018 was impacted by: (i) the inclusion of Cedar Creek’s operations from April 13, 2018, to June 30, 2018; (ii) the permanent addback of certain nondeductible expenses including transaction costs related to the Cedar Creek acquisition; (iii) the effect of the valuation allowance for separate company state losses; and (iv) the impact of discrete tax expense of $0.4 million for stock options that expired unexercised during the first quarter of fiscal 2018.
Net income (loss). Net income (loss) was substantially impacted by the factors described above including: (i) gain on sale in fiscal 2019 of $9.8 million, (ii) higher selling, general and administrative expenses in fiscal 2018 resulting from the acquisition of Cedar Creek and related transaction fees totaling $15.2 million, along with an inventory valuation step-up of $10.9 million; (iii) increased interest expense due to higher interest rates on outstanding debt; and (iv) $13.0 million of additional expense recognized for cash-settled stock appreciation rights and other share based compensation in fiscal 2018.

Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth fiscal quarters are typically our lower volume quarters, due to the impact of poor weather on the construction market. Our second and third fiscal quarters are typically our higher volume quarters, reflecting an increase in construction, due to more favorable weather conditions. Assuming no change in underlying inventory costs, our working capital generally increases in the fiscal second and third quarters, reflecting increased seasonal demand.
Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations and borrowings under our Revolving Credit Facility. We expect that these sources will fund our ongoing cash requirements for the foreseeable future. We believe that sales in the normal course of our operations, and amounts currently available from our Revolving Credit Facility and other sources, will be sufficient to fund our routine operations, including working capital requirements, for at least the next 12 months.
Long-Term Debt
As of June 29, 2019, and December 29, 2018, long-term debt consisted of the following:

		June 29,	December 29,
(In thousands)	Maturity Date	2019	2018
Revolving Credit Facility (net of discounts and debt issuance costs of $5.2 million and $6.0 million at June 29, 2019 and December 29, 2018, respectively)	October 10, 2022	$363,898	$327,319
Term Loan Facility (net of discounts and debt issuance costs of $7.7 million and $6.7 million at June 29, 2019 and December 29, 2018, respectively)	October 13, 2023	139,438	172,356
Total debt		503,336	499,675
Less: current portion of long-term debt		(1,427)	(1,736)
Long-term debt, net		$501,909	$497,939
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
As of June 29, 2019, we had outstanding borrowings of $369.1 million and excess availability of $100.8 million under our Revolving Credit Facility with a weighted average interest rate of 4.5 percent. As of December 29, 2018 our principal balance was $333.3 million, excess availability was $91.7 million and our stated interest rate was 4.2 percent under our Revolving Credit Facility.

Term Loan Facility
On April 13, 2018, we entered into the Term Loan Agreement with HPS and certain other financial institutions as party thereto, and on February 28, 2019, we amended the Term Loan Agreement. The Term Loan Agreement provides for a Term Loan Facility of $180 million secured by substantially all of our assets. Borrowings under the Term Loan Agreement may be made as Base Rate Loans or Eurodollar Rate Loans. The Base Rate Loans will bear interest at the rate per annum equal to (i) the greatest of the (a) U.S. prime lending rate published in The Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50 percent, and (c) the sum of the Adjusted Eurodollar Rate of one month plus 1.00 percent, provided that the Base Rate shall at no time be less than 2.00 percent per annum; and (ii) plus the Applicable Margin, as described below. Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate, provided that the Adjusted Eurodollar Rate shall at no time be less than 1.00 percent per annum; plus (ii) the Applicable Margin. The Applicable Margin will be 6.00 percent with respect to Base Rate Loans and 7.00 percent with respect to Eurodollar Rate Loans.
The Term Loan Agreement required maintenance of a total net leverage ratio of 8.25 to 1.00 for the fiscal quarter ending June 29, 2019, and such required covenant level generally reduces over the term of the Term Loan Facility as set forth in the Term Loan Agreement.
Under the Term Loan Agreement, we are permitted to enter into up to $50 million in certain real estate sale leaseback transactions prior to December 2019, with the first $30 million in net proceeds therefrom to be used for repayment of indebtedness under the Term Loan Facility, subject to payment of the Prepayment Premium and breakage costs, and the remaining net proceeds to be used to repay indebtedness under the Revolving Credit Facility. During the second quarter of 2019, we used approximately $30 million of proceeds from real estate transactions to prepay the Term Loan Facility.
As of June 29, 2019, we had outstanding borrowings of $147.2 million under our Term Loan Facility and a stated interest rate of 9.4 percent per annum. At December 29, 2018, our principal balance was $179.1 million, with a stated interest rate of 9.3 percent per annum under our Term Loan Facility.
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
Our total finance lease commitments, which substantially relate to leases of property, totaled $152.3 million as of June 29, 2019.
Interest Rates
Our Revolving Credit Facility and our Term Loan Facility include available interest rate options based on the London Inter-bank Offered Rate (LIBOR). It is widely expected that LIBOR will be discontinued after 2021, and the U.S. and other countries are currently working to replace LIBOR with alternative reference rates. The consequences of these developments with respect to LIBOR cannot be entirely predicted; however we do not believe that the discontinuation of LIBOR as a reference rate in our loan agreements will have a material adverse effect on our financial position or materially affect our interest expense.
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first six months of fiscal 2019 was $67.7 million, compared to net cash used in operating activities of $98.5 million in the first six months of fiscal 2018. During the first six months of fiscal 2019, cash used in operating activities decreased primarily from the decrease in working capital from the prior year.

Investing Activities
Net cash provided by investing activities for the first six months of fiscal 2019 was $9.0 million compared to net cash used in investing activities of $245.7 million in the first six months of fiscal 2018. The net cash provided in the current year primarily related to the proceeds from the sale of assets of $10.8 million. Net cash used in the prior year primarily related to the $353.1 million of net cash paid for the acquisition of Cedar Creek during the second quarter of 2018, offset by the proceeds from the sale-leaseback transactions in the first quarter of 2018.
Financing Activities
Net cash provided by financing activities totaled $62.4 million for the first six months of fiscal 2019, compared to $344.7 million for the first six months of fiscal 2018. The decrease in net cash provided by financing activities is due to the decrease in borrowings in the current year relative to borrowings in the prior year, which included borrowings for the acquisition of Cedar Creek.
Operating Working Capital [1]

Selected financial information (in thousands)
	June 29, 2019	December 29, 2018	June 30, 2018
Current assets:
Cash	$12,662	$8,939	$5,210
Receivables, less allowance for doubtful accounts	262,042	208,434	329,980
Inventories, net	358,652	341,851	409,713
Other current assets	44,066	40,629	43,734
Total current assets	$677,422	$599,853	$788,637

Current liabilities:
Accounts payable	$174,860	$149,188	$188,580
Accrued compensation	7,712	7,974	11,502
Current maturities of long-term debt, net of discount	1,427	1,736	1,736
Finance leases - short-term	8,166	7,555	8,239
Real estate deferred gains - short-term	3,935	5,330	5,330
Operating lease liabilities - short-term	6,690	—	—
Other current liabilities	18,625	24,985	21,905
Total current liabilities	$221,415	$196,768	$237,292

Operating working capital	$457,434	$404,821	$553,081
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

Operating working capital of $457.4 million at June 29, 2019, compared to $404.8 million as of December 29, 2018, increased on a net basis by approximately $52.6 million. The increase in operating working capital is primarily driven by seasonal increases in accounts receivable and inventory to support expected increases in sales activity during the summer building season, offset by increases in accounts payable.
Operating working capital decreased from June 30, 2018, to June 29, 2019, by $95.6 million, primarily driven by the decrease in sales.
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

During the period covered by this report, other than described below, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 13, 2018, we acquired Cedar Creek Holdings, Inc. in a business combination. The Company is in the process of integrating the policies, processes, information technology systems and other components of internal controls over financial reporting of the combined business. Management’s assessment of the Company’s internal control over financial reporting for the fiscal year 2019 will include the internal controls over financial reporting of Cedar Creek.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the second quarter of fiscal 2019, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended June 29, 2019:

	Total Number
	Shares	Average Price
Period	Purchased[1]	Paid Per Share
March 31 - May 4, 2019	5,420	$25.19
May 5 - June 1, 2019	—	$—
June 2 - June 29, 2019	26,868	$19.44
Total	32,288

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1		Form of Purchase and Sale Agreement for Sale-Leaseback Transactions with Big Acquisitions LLC
10.2		Third Amendment to Purchase and Sale Agreement, dated as of May 1, 2019, by and between ABP FL (Yulee) LLC and Big Acquisitions LLC
10.3		Third Amendment to Purchase and Sale Agreement, dated as of May 1, 2019, by and between ABP IL (University Park) and Big Acquisitions LLC
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	*	Filed herewith.
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

BlueLinx Holdings Inc.
(Registrant)

Date: August 7, 2019	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer