Form 10-Q
period 2019-09-28
BlueLinx Holdings Inc.
filed 2019-11-06
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 28, 2019
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

Large Accelerated Filer	☐	Accelerated Filer	☑	Non-accelerated Filer	☐	Smaller Reporting Company	☑
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2019 there were 9,364,959 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended September 28, 2019

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$678,665	$859,776	$2,023,814	$2,190,215
Cost of sales	584,952	768,021	1,749,889	1,939,484
Gross profit	93,713	91,755	273,925	250,731
Operating expenses:
Selling, general, and administrative	79,881	87,692	228,392	238,655
Gains from sales of property	(38)	—	(9,798)	—
Depreciation and amortization	7,577	8,068	22,408	18,177
Total operating expenses	87,420	95,760	241,002	256,832
Operating income (loss)	6,293	(4,005)	32,923	(6,101)
Non-operating expenses (income):
Interest expense	13,409	13,273	40,527	33,947
Other income, net	(317)	(94)	(212)	(282)
Loss before provision for (benefit from) income taxes	(6,799)	(17,184)	(7,392)	(39,766)
Provision for (benefit from) income taxes	244	(7,288)	69	(7,885)
Net loss	$(7,043)	$(9,896)	$(7,461)	$(31,881)

Basic loss per share	$(0.75)	$(1.07)	$(0.80)	$(3.46)
Diluted loss per share	$(0.75)	$(1.07)	$(0.80)	$(3.46)

Comprehensive loss:
Net loss	$(7,043)	$(9,896)	$(7,461)	$(31,881)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(9)	—	(2)	(3)
Amortization of unrecognized pension gain (loss), net of tax	(1,834)	201	(1,403)	605
Pension curtailment, net of tax	—	—	(632)	—
Other	(7)	—	9	—
Total other comprehensive income (loss)	(1,850)	201	(2,028)	602
Comprehensive loss	$(8,893)	$(9,695)	$(9,489)	$(31,279)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash	$12,847	$8,939
Receivables, less allowances of $3,811 and $3,656, respectively	243,905	208,434
Inventories, net	362,389	341,851
Other current assets	42,366	40,629
Total current assets	661,507	599,853
Property and equipment, at cost	321,004	308,398
Accumulated depreciation	(113,740)	(103,285)
Property and equipment, net	207,264	205,113
Operating lease right-of-use assets	53,689	—
Goodwill	47,772	47,772
Intangible assets, net	28,354	35,222
Deferred tax assets	54,784	52,645
Other non-current assets	19,259	19,284
Total assets	$1,072,629	$959,889
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$179,376	$149,188
Accrued compensation	8,780	7,974
Current maturities of long-term debt, net of discount and debt issuance costs of $74 and $64, respectively	1,790	1,736
Finance leases - short-term	8,373	7,555
Real estate deferred gains - short-term	4,448	5,330
Operating lease liabilities - short-term	6,381	—
Other current liabilities	13,835	24,985
Total current liabilities	222,983	196,768
Non-current liabilities:
Long-term debt, net of discount and debt issuance costs of $12,081 and $12,665, respectively	488,097	497,939
Finance leases - long-term	155,258	143,486
Real estate financing obligation	44,725	—
Real estate deferred gains - long-term	82,400	86,011
Operating lease liabilities - long-term	47,418	—
Pension benefit obligation	27,625	26,668
Other non-current liabilities	24,694	23,680
Total liabilities	1,093,200	974,552
Commitments and Contingencies
STOCKHOLDERS’ DEFICIT:
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued and Outstanding - 9,364,959 and 9,293,794, respectively	94	92
Additional paid-in capital	260,883	258,596
Accumulated other comprehensive loss	(39,157)	(37,129)
Accumulated stockholders’ deficit	(242,391)	(236,222)
Total stockholders’ deficit	(20,571)	(14,663)
Total liabilities and stockholders’ deficit	$1,072,629	$959,889
See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Net cash used in operating activities	$(54,940)	$(59,293)

Cash flows from investing activities:
Proceeds from sale of assets	13,699	107,972
Acquisition of business, net of cash acquired	—	(353,094)
Property and equipment investments	(3,321)	(1,872)
Net cash provided by (used in) investing activities	10,378	(246,994)

Cash flows from financing activities:
Borrowings on revolving credit facilities	512,379	736,254
Repayments on revolving credit facilities	(490,842)	(503,577)
Borrowings on term loan	—	180,000
Repayments on term loan	(31,899)	(900)
Principal payments on mortgage	—	(97,847)
Proceeds from real estate transactions	44,725	—
Change in outstanding payments	22,348	14,671
Debt issuance costs	(1,588)	(10,470)
Payments on finance lease obligations	(6,445)	(5,890)
Repurchase of shares to satisfy employee tax withholdings	(208)	(3,020)
Net cash provided by financing activities	48,470	309,221

Net change in cash	3,908	2,934
Cash at beginning of period	8,939	4,696
Cash at end of period	$12,847	$7,630

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit Total
	Shares	Amount
Balance, December 29, 2018	9,294	$92	$258,596	$(37,129)	$(236,222)	$(14,663)
Net loss	—	—	—	—	(6,719)	(6,719)
Adoption of ASC 842, net of tax	—	—	—	—	1,291	1,291
Foreign currency translation, net of tax	—	—	—	7	—	7
Unrealized gain from pension plan, net of tax	—	—	—	1,077	—	1,077
Vesting of restricted stock units	49	1	—	—	—	1
Compensation related to share-based grants	—	—	706	—	—	706
Other	—	—	—	15		15
Balance, March 30, 2019	9,343	93	259,302	(36,030)	(241,650)	(18,285)
Net income	—	—	—	—	6,301	6,301
Unrealized loss from pension plan, net of tax	—	—	—	(1,278)	—	(1,278)
Vesting of restricted stock units	32	1	—	—	—	1
Compensation related to share-based grants	—	—	635	—	—	635
Repurchase of shares to satisfy employee tax withholdings	(10)	—	(208)	—	—	(208)
Other	—	—	(2)	1	—	(1)
Balance, June 29, 2019	9,365	94	259,727	(37,307)	(235,349)	(12,835)
Net loss	—	—	—	—	(7,043)	(7,043)
Foreign currency translation, net of tax	—	—	—	(9)	—	(9)
Unrealized loss from pension plan, net of tax	—	—	—	(1,834)	—	(1,834)
Compensation related to share-based grants	—	—	1,156	—	—	1,156
Other	—	—	—	(7)	1	(6)
Balance, September 28, 2019	9,365	$94	$260,883	$(39,157)	$(242,391)	$(20,571)

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity Total
	Shares	Amount
Balance, December 30, 2017	9,101	$91	$259,588	$(36,507)	$(188,170)	$35,002
Net loss	—	—	—	—	(13,427)	(13,427)
Foreign currency translation, net of tax	—	—	—	6	—	6
Unrealized gain from pension plan, net of tax	—	—	—	203	—	203
Vesting of performance shares	109	1	—	—	—	1
Compensation related to share-based grants	—	—	319	—	—	319
Repurchase of shares to satisfy employee tax withholdings	—	—	(1)	—	—	(1)
Other	—	—	—	—	(7)	(7)
Balance, March 31, 2018	9,210	92	259,906	(36,298)	(201,604)	22,096
Net loss	—	—	—	—	(8,558)	(8,558)
Foreign currency translation, net of tax	—	—	—	(9)	—	(9)
Unrealized gain from pension plan, net of tax	—	—	—	201	—	201
Vesting of restricted stock units	11	—	—	—	—	—
Compensation related to share-based grants	—	—	338	—	—	338
Repurchase of shares to satisfy employee tax withholdings	(2)	—	(1,719)	—	—	(1,719)
Other	—	—	—	—	7	7
Balance, June 30, 2018	9,219	92	258,525	(36,106)	(210,155)	12,356
Net loss	—	—	—	—	(9,896)	(9,896)
Unrealized gain from pension plan, net of tax	—	—	—	201	—	201
Vesting of restricted stock units	70	—	—	—	—	—
Compensation related to share-based grants	—	—	635	—	—	635
Repurchase of shares to satisfy employee tax withholdings	—	—	(1,068)	—	—	(1,068)
Other	—	—	(4)	—	—	(4)
Balance, September 29, 2018	9,289	$92	$258,088	$(35,905)	$(220,051)	$2,224

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2019
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
Our financial condition as of, and our operating results for, the three and nine-month periods ended September 28, 2019, are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 28, 2019, or any other interim period. Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not materially impact the Company's operating income (loss) or consolidated net income (loss).
Subsequent Events
We evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Except as described in Note 13, no matters were identified that required adjustment of the Condensed Consolidated Financial Statements or additional disclosure.
Outstanding Payments
Outstanding payments represent outstanding checks and electronic payments that have not been presented for payment as of the end of the period. These amounts are typically funded within 24 hours. As of September 28, 2019, and December 29, 2018, outstanding payments of $39.8 million and $17.4 million, respectively, were included in accounts payable on our condensed consolidated balance sheets.
Recently Adopted Accounting Standards
Leases.  In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” Topic 842 establishes a new lease accounting model. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize, for all leases, a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Lease expenses will continue to be recognized in the consolidated statement of income (loss) in a manner similar to prior accounting guidance. Lessor accounting under the new standard is substantially unchanged. We adopted this standard, and all related amendments thereto, effective December 30, 2018, the first day of our 2019 fiscal year, using a modified retrospective approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. We implemented internal controls and a lease accounting information system to enable the preparation of financial information required by the new standard. The adoption of Topic 842 had a material impact on our condensed consolidated balance sheets but did not have a material impact on our condensed consolidated statements of operations and comprehensive loss. The most significant impact was the recognition of right-of-use assets and lease liabilities of $57.5 million on the condensed consolidated balance sheet. Additionally, $1.7 million of deferred gains associated with sale-leaseback transactions was recorded as a cumulative-effect adjustment to accumulated deficit. See Note 9 “Leases” for additional disclosures regarding our lease commitments.

Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220).” This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive loss to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard was effective for interim and annual reporting periods beginning after December 15, 2018. We did not exercise the option to make this reclassification.
Accounting Standards Effective in Future Years
Credit Impairment Losses. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” This ASU sets forth a current expected credit loss (“CECL”) model which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model, is applicable to the measurement of credit losses on financial assets measured at amortized cost, and applies to some off-balance sheet credit exposures. The standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. The standard is effective for reporting periods beginning after December 15, 2019. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Goodwill. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350).” This ASU is intended to simplify the test for goodwill impairments by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new ASU, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We do not expect the adoption of the standard to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, “Fair Value (“FV”) Measurement (Topic 820).” Among other modifications, this ASU removes the requirements to disclose: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the FV hierarchy; (ii) the policy for timing transfers between levels; and (iii) the valuation process for Level 3 FV measurements. The standard will require public entities to disclose: (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 FV measurements held at the end of the reporting period; and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 FV measurements. The additional disclosure requirements should be applied prospectively for the most recent interim or annual period presented in the fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. The amendments in this standard are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, and an entity may adopt the removed or modified disclosures and delay the adoption of new disclosures until the effective date. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Defined Benefit Pension Plan. In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement-Benefits-Defined Benefit Plans-General (Subtopic 715-20).” The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing six previously required disclosures and adding two. The amendments also clarify certain other disclosure requirements. The amendments in this standard are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
2. Acquisition of Cedar Creek
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

The following unaudited consolidated pro forma information presents consolidated information as if the acquisition had occurred on January 1, 2017:

	Pro forma
	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$678,665	$859,776	$2,023,814	$2,592,597
Net income (loss)	(5,194)	(6,219)	937	(5,455)
Earnings (loss) per common share:
Basic	$(0.55)	$(0.67)	$0.10	$(0.59)
Diluted	(0.55)	(0.67)	0.10	(0.59)

The pro forma amounts above have been calculated in accordance with GAAP after applying the Company's accounting policies and adjusting the three and nine months ended September 28, 2019, for $1.8 million and $8.4 million, and the three and nine months ended September 29, 2018, for $3.7 million and $40.3 million, respectively, for transaction related costs, net of tax. Due to the net loss for the three month period ended September 28, 2019, 114,000 incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding because their effect would be anti-dilutive. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the acquisition, are presented for illustrative purposes only, and are not necessarily indicative of results that would have been achieved had the acquisition occurred as of January 1, 2017, or of future operating performance.
The purchase price of Cedar Creek consisted of the following items:

(In thousands)
Consideration paid to shareholders and amounts paid to creditors:
Payments to Cedar Creek shareholders[1]	$166,447
Subordinated unsecured note (due to shareholder)[2]	13,743
Seller’s transaction costs paid by Company	7,349
Repayment of Cedar Creek debt[3]	174,213
Total cash purchase price	$361,752

[1]	Payments to Cedar Creek’s shareholders include the purchase of common stock and certain escrow adjustments.

[2]	The Cedar Creek note payable to a shareholder of $13.7 million was paid in full upon the acquisition of Cedar Creek and included $10 million in subordinated debt and $3.7 million in accrued interest.

[3]
To finance the acquisition of Cedar Creek, the Company amended and restated its Revolving Credit Facility to increase the capacity thereunder to $600.0 million and also entered into a new $180.0 million senior secured Term Loan Facility. (See Note 6)

The excess of total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies and growth potential that the Company expects to realize from the acquisition. None of the goodwill generated from the acquisition is deductible for tax purposes.

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

3. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek, we acquired certain intangible assets. As of September 28, 2019, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations. As of September 28, 2019, goodwill was $47.8 million.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the implied fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization.
Definite-Lived Intangible Assets.
At September 28, 2019, in connection with the acquisition of Cedar Creek, we had definite-lived intangible assets that related to customer relationships, noncompete agreements, and trade names.
At September 28, 2019, the gross carrying amounts, the accumulated amortization, and the net carrying amounts of our definite-lived intangible assets were as follows:

(In thousands)	Gross carrying amounts	Accumulated Amortization	[1]	Net carrying amounts
Customer relationships	$25,500	$(5,885)		$19,615
Noncompete agreements	8,254	(3,016)		5,238
Trade names	6,826	(3,325)		3,501
Total	$40,580	$(12,226)		$28,354

[1] Intangible assets except customer relationships are amortized on straight line basis. Customer relationships are amortized on a double declining balance method.

Amortization Expense
The weighted average estimated useful life remaining for customer relationships, noncompete agreements and trade names is approximately 11 years, 3 years, and 2 years, respectively. Amortization expense for the definite-lived intangible assets was $2.0 million and $6.1 million for the three and nine month periods ended September 28, 2019, respectively. For the three and nine month periods ended September 29, 2018, amortization expense was $2.1 million and $4.0 million.
Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2019 and the next five fiscal years is as follows:

(In thousands)	Estimated Amortization
2019	$1,970
2020	7,461
2021	4,973
2022	3,111
2023	1,807
2024	1,505

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

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Structural products	$225,522	$312,510	$646,513	$833,412
Specialty products	453,143	547,266	1,377,301	1,356,803
Total net sales	$678,665	$859,776	$2,023,814	$2,190,215

Also, due to the acquisition and integration of Cedar Creek, our reload sales are less distinct from warehouse sales as they have been traditionally classified. The following table presents our revenues disaggregated by sales channel. Certain prior year amounts have been reclassified to conform to the current year revenues disaggregated by sales channel. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Warehouse and reload	$577,172	$716,604	$1,693,206	$1,815,531
Direct	114,586	153,847	360,252	402,420
Service revenue	272	981	1,033	2,872
Customer discounts and rebates	(13,365)	(11,656)	(30,677)	(30,608)
Total net sales	$678,665	$859,776	$2,023,814	$2,190,215

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general, and administrative expense.

We have made an accounting policy election to treat any common carrier shipping and handling activities as an expense.

5. Assets Held for Sale and Net Gain on Disposition

In fiscal 2018, we designated certain non-operating properties as held for sale due to strategic realignments of our business. At the time of designation, we ceased recognizing depreciation expense on these assets. As of December 29, 2018, six properties were designated as held for sale, with an additional property designated during the first quarter of 2019. During the nine months ended September 28, 2019, three properties were sold, as further described below. As of September 28, 2019, and December 29, 2018, the net book value of total assets held for sale was $2.1 million and $3.1 million, respectively, and was included in “Other current assets” in our Condensed Consolidated Balance Sheets. Properties held for sale as of September 28, 2019, consisted of land in the Northeast, and four warehouses located in the Midwest and South. We plan to sell these properties within the next 12 months. We continue to actively market all properties that are designated as held for sale.

During the nine months ended September 28, 2019, we sold three non-operating distribution facilities previously designated as “held for sale”. We recognized a gain of $9.8 million in the Condensed Consolidated Statements of Operations as a result of these sales.

6. Long-Term Debt
As of September 28, 2019, and December 29, 2018, long-term debt consisted of the following:

		September 28,	December 29,
(In thousands)	Maturity Date	2019	2018
Revolving Credit Facility (net of discounts and debt issuance costs of $4.9 million and $6.0 million at September 28, 2019 and December 29, 2018, respectively)	October 10, 2022	$349,982	$327,319
Term Loan Facility (net of discounts and debt issuance costs of $7.3 million and $6.7 million at September 28, 2019 and December 29, 2018, respectively)	October 13, 2023	139,905	172,356
Total debt		489,887	499,675
Less: current portion of long-term debt		(1,790)	(1,736)
Long-term debt, net		$488,097	$497,939

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
As of September 28, 2019, we had outstanding borrowings of $354.8 million, excess availability of $98.2 million, and a weighted average interest rate of 4.4 percent under our Revolving Credit Facility. As of December 29, 2018, our principal balance was $333.3 million, excess availability was $91.7 million, and our weighted average interest rate was 4.6 percent under our Revolving Credit Facility.

We were in compliance with all covenants under the Revolving Credit Agreement as of September 28, 2019.
Term Loan Facility
On April 13, 2018, in connection with the acquisition of Cedar Creek, we entered into a credit and guaranty agreement with HPS Investment Partners, LLC, as administrative agent and collateral agent (“HPS”) and certain other financial institutions as party thereto. On October 24, 2019, the credit and guaranty agreement was amended to, among other things, permit real estate sale leaseback transactions and modify the total net leverage ratio beginning in the third quarter of 2019 (as amended, the “Term Loan Agreement”). The Term Loan Agreement provides for a senior secured first lien loan facility in an aggregate principal amount of $180 million (the “Term Loan Facility”). The maturity date of the Term Loan Agreement is October 13, 2023. The proceeds from the Term Loan Facility were used to fund a portion of the cash consideration payable in connection with the acquisition of Cedar Creek and to fund transaction costs in connection with the acquisition and the Term Loan Facility.
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
With the October 2019 amendment, the Term Loan Agreement required maintenance of a total net leverage ratio of 7.50 to 1.00 for the fiscal quarter ending September 28, 2019, and such required covenant level generally reduces over the remaining term of the Term Loan Facility as set forth in the amended Term Loan Agreement; provided, that 2019 fourth quarter and subsequent quarterly covenant levels revert to the higher levels existing prior to the October 2019 amendment if we do not reduce the outstanding principal balance of the Term Loan Facility to approximately $95.3 million by January 31, 2020. As of September 28, 2019, we were in compliance with the total net leverage ratio.
The Term Loan Agreement also contains representations, warranties, affirmative and negative covenants customary for financing transactions of this type, and customary events of default. Please refer to our risk factor entitled, “The instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business, including requiring us to maintain a minimum level of excess liquidity” in our 2018 Annual Report on Form 10-K.
As of September 28, 2019, we had outstanding borrowings of $147.2 million under our Term Loan Credit Facility and an interest rate of 9.1 percent per annum. At December 29, 2018, our principal balance was $179.1 million with an interest rate of 9.3 percent per annum.
We were in compliance with all covenants under the Term Loan Agreement as of September 28, 2019.

Our remaining scheduled principal payments for fiscal 2019 and the following fiscal years, and thereafter, are as follows:

(In thousands)
2019	$527
2020	2,250
2021	1,800
2022	1,800
Thereafter	140,824

7. Net Periodic Pension Cost
The following table shows the components of our net periodic pension cost:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)
Service cost	$29	$133	$190	$399
Interest cost on projected benefit obligation	881	963	2,899	2,889
Expected return on plan assets	(1,339)	(1,327)	(3,828)	(3,981)
Amortization of unrecognized loss	278	271	857	813
Net periodic pension cost (benefit)	$(151)	$40	$118	$120

During the first nine months of fiscal 2019, we renegotiated our collective bargaining agreement with 5 unionized locations. This collective bargaining agreement covers a number of specific items such as wages, medical coverage, and certain other benefit programs, including pension plan participation. As a result of these renegotiations, 49 of the participants in the plan are no longer accruing future years of service under the applicable pension plan, which triggered a curtailment. As a result of the curtailment, we performed a revaluation of plan assets and liabilities. The related pension benefit obligation decreased $0.1 million and $0.3 million for the three and nine months ended September 28, 2019, respectively, as a result of changes in valuation assumptions. An overall increase in plan asset valuation was accompanied by a decrease to accumulated other comprehensive income of $2.5 million and $2.7 million for the three and nine months ended September 28, 2019, respectively, which was recorded in other comprehensive loss on the Condensed Consolidated Statements of Operations and Comprehensive Loss. No intraperiod income tax effect was required to be recorded as a result of the curtailment.
In the third quarter of 2019, we offered a voluntary lump sum payment option to certain qualified former employees or their beneficiaries who are vested participants in the BlueLinx Hourly Pension Plan. Qualified participants had until October 25, 2019 to determine whether to accept the offer. Lump sum payments in connection with the offer are expected to total approximately $9.5 million, and will be completed during the fourth quarter of 2019. The payments are being funded with existing plan assets, and no additional contribution by the Company to the plan was required in connection with the offer. The offer, once completed, will have the effect of decreasing our net periodic pension cost and overall projected benefit obligation, which will be reflected in our 2019 year end consolidated financial statements once the offer, and our year end pension valuation, have been completed.
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
On September 28, 2019, there was no remaining liability related to the cash-settled SARs.

Stock Compensation Expense
During the three months ended September 28, 2019 and September 29, 2018, we incurred stock compensation expense of $1.2 million and $1.7 million, respectively. During the nine months ended September 28, 2019 and September 29, 2018, we incurred stock compensation expense of $2.5 million and $14.7 million, respectively. The decrease in our stock compensation expense for the three and nine month periods of fiscal 2019 is attributable to cash-settled SARs expense in the prior year.
9. Leases
Effective December 30, 2018, we adopted ASU No. 2016-02, “Leases (Topic 842)” using the modified retrospective method, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard. This election allowed us to carry forward our historical lease classification. The adoption of this standard resulted in the recording of operating lease right-of-use (“ROU”) assets and corresponding operating lease liabilities of $57.5 million on the condensed consolidated balance sheet as of December 30, 2018 (adoption date), the first day of fiscal 2019, which amortizes over the lease term.
Our operating and finance (formerly capital) lease portfolio includes leases for real estate, certain logistics equipment and vehicles. The majority of our leases have remaining lease terms of 1 year to 15 years, some of which include one or more options to extend the leases for 5 years. Operating lease ROU assets and liabilities are presented separately on the condensed consolidated balance sheets. Finance lease assets are included in property and equipment and the finance lease obligations are presented separately in the condensed consolidated balance sheet. We have also made the accounting policy election to not separate lease components from non lease components related to leases of several trucks during the second and third quarters of 2019.
When a lease does not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.
A portion of our real estate lease cost is generally subject to annual changes in the Consumer Price Index (“CPI”). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, a subset of our vehicle lease cost is considered variable.
The components of lease expense were as follows:

	Three Months Ended September 28, 2019	Nine Months Ended September 28, 2019

	(In thousands)
Operating lease cost:	$2,911	$9,047
Finance lease cost:
Amortization of right-of-use assets	$2,589	$8,481
Interest on lease liabilities	3,467	10,764
Total finance lease costs	$6,056	$19,245

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 28, 2019	Nine Months Ended September 28, 2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,990	$8,957
Operating cash flows from finance leases	3,467	10,764
Financing cash flows from finance leases	2,213	6,445
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—
Finance leases	14,403	18,652

Supplemental balance sheet information related to leases was as follows:

(In thousands)	September 28, 2019

Finance leases
Property and equipment	$168,247
Accumulated depreciation	(22,457)
Property and equipment, net	$145,790
Weighted Average Remaining Lease Term (in years)
Operating leases	12.14
Finance leases	20.36
Weighted Average Discount Rate
Operating leases	9.44%
Finance leases	10.93%

As of September 28, 2019, maturities of lease liabilities were as follows:

(In thousands)	Operating leases	Finance leases
2019	$3,380	$6,232
2020	9,403	22,877
2021	7,485	20,203
2022	6,111	19,216
2023	5,733	18,630
Thereafter	53,118	307,018
Total lease payments	$85,230	$394,176
Less: imputed interest	(31,431)	(230,545)
Total	$53,799	$163,631

At December 29, 2018, our total operating lease commitments were as follows:

(In thousands)
2019	$11,980
2020	9,928
2021	8,435
2022	8,066
2023	7,539
Thereafter	60,847
Total	$106,795

10. Commitments and Contingencies
Environmental and Legal Matters
From time to time, we are involved in various proceedings incidental to our businesses, and we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that, while the ultimate outcome of one or more of these matters could be material to operating results in any given quarter, it will not have a materially adverse effect on our consolidated financial condition, our results of operations, or our cash flows.
Collective Bargaining Agreements
As of September 28, 2019, we had over 2,200 employees on a full-time basis, and approximately 20 percent of our employees were represented by various local labor union Collective Bargaining Agreements (“CBAs”). As of September 28, 2019, less than 1 percent of our employees are covered by CBAs that are up for renewal in fiscal 2019 or are currently expired and under negotiation.
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

The changes in balances for each component of accumulated other comprehensive loss for the nine months ended September 28, 2019, were as follows:

(In thousands)	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
December 29, 2018, beginning balance	$660	$(38,001)	$212	$(37,129)
Other comprehensive income, net of tax [1]	(2)	(2,035)	9	(2,028)
September 28, 2019, ending balance, net of tax	$658	$(40,036)	$221	$(39,157)
________________________________
[1] For the nine months ended September 28, 2019, the actuarial loss recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a component of net periodic pension cost was $2.7 million, net of tax of $0.7 million. Please see Note 7, Net Periodic Pension Cost, for further information.
12. Loss per Share
We calculate basic loss per share by dividing net loss by the weighted average number of common shares outstanding. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units, and performance units. Due to the financial results for the three and nine month periods ended September 28, 2019, 0.1 million and 0.0 million, respectively, of incremental shares were excluded from the computation of diluted weighted average shares outstanding, because their effect would be anti-dilutive. For the three and nine month periods ended September 29, 2018, 0.0 million and 0.1 million, respectively, of incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding, because their effect would be anti-dilutive.
The reconciliation of basic loss and diluted loss per common share for the three- and nine-month periods of fiscal 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net loss	$(7,043)	$(9,896)	$(7,461)	$(31,881)

Weighted-average shares outstanding - basic	9,366	9,274	9,351	9,209
Dilutive effect of share-based awards	—	—	—	—
Weighted-average shares outstanding - diluted	9,366	9,274	$9,351	$9,209

Basic loss per share	$(0.75)	$(1.07)	$(0.80)	$(3.46)
Diluted loss per share	$(0.75)	$(1.07)	$(0.80)	$(3.46)

13. Subsequent Events
Third Amendment to Term Loan Facility
On October 24, 2019, we amended our Term Loan Facility by entering into that certain Third Amendment to Credit and Guaranty Agreement (the “Amendment”), by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the lenders party thereto, and HPS, in its capacity as administrative agent.

Pursuant to the Amendment, we are permitted to enter into additional real estate sale leaseback transactions, effective from the date of the Amendment through the remaining tenor of the Term Loan Facility, with the net proceeds therefrom to be used for repayment of indebtedness under the Term Loan Facility or the Revolving Credit Facility. In addition, any net proceeds from the sale of “Specified Properties” (as such term is defined under the Term Loan Facility) will be used for repayment of indebtedness under the Term Loan Facility and the Revolving Credit Facility. The Amendment also modified the quarterly total net leverage ratio covenant levels over the term of the Term Loan Facility with the 2019 fourth quarter and subsequent quarterly level modifications reverting to the pre-Amendment levels subject to a designated outstanding principal balance level on January 31, 2020. The Amendment also provides that certain post-period prepayment rights will not apply for purposes of calculating compliance with the total net leverage ratio for the fourth quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading distributor of building and industrial products in the U.S. With a combination of market position and geographic coverage, the buying power of certain centralized procurement, and the strength of a locally-focused sales force, BlueLinx is able to provide a wide range of value-added services and solutions to our customers and suppliers. We are headquartered in Georgia, with executive offices located at 1950 Spectrum Circle, Suite 300, Marietta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S. and deliver building and industrial products to a variety of wholesale and retail customers. We distribute products in two principal categories: structural products and specialty products. Structural products include primarily plywood, oriented strand board, rebar and remesh, lumber, spruce and other wood products primarily used for structural support, walls, and flooring in construction projects. Structural products represented approximately 33% of our third quarter 2019 net sales. Specialty products include primarily engineered wood products, moulding, siding and trim, cedar, metal products (excluding rebar and remesh) and insulation. Specialty products accounted for approximately 67% of our third quarter 2019 net sales.
Recent Developments
Amendment to the Term Loan Facility
On October 24, 2019 we amended our Term Loan Facility. Please refer to Note 6, Long-Term Debt, and Note 13, Subsequent Events, for more details.
Recent Sales of Assets
Third Quarter

In the third quarter, we sold a non-operating distribution facility previously designated as “held for sale” for a gain of $0.1 million.

Fourth Quarter

In October 2019, we completed the sale of the pre-finishing assets and the transfer of the related real estate lease associated with our former pre-finish facility located near St. Louis, Missouri. Also in October 2019, we sold a non-operating distribution facility and a parcel of undeveloped land. This non-operating distribution facility was previously designated as “held for sale.” A total gain of approximately $4.0 million will be recognized in our 2019 fourth quarter and year end consolidated financial statements for these sales.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Our operating results have historically been correlated with the level of single-family residential housing starts in the U.S. At any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence. Since 2011, the U.S. housing market has generally shown improvement. Single family housing starts increased 3.7% in the third quarter of 2019 and the builders confidence index remains high. We continue to believe the housing market improvement trend will continue in the long term, and that we are well-positioned to support our customers.

Our operating results are also affected by commodity pricing, and during the third and fourth quarters of 2018, the industry experienced a significant decline in wood-based commodity prices, which included panels and framing lumber.  Lumber prices generally trended upwards during the third quarter of 2019, enhancing gross margins for structural products.  Though wood based commodity pricing is returning closer to historical averages, sales realization in the third quarter of 2019 was below the prior year levels, resulting in revenue declines compared to the third quarter of 2018. We continue to closely monitor these pricing trends, and work to manage our business, inventory levels, and costs, accordingly.

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
Results of Operations
The following table sets forth our results of operations for the third quarter of fiscal 2019 and fiscal 2018:

(Dollars in thousands)	Third Quarter of Fiscal 2019	% of Net Sales	Third Quarter of Fiscal 2018	% of Net Sales
Net sales	$678,665	100.0%	$859,776	100.0%

Gross profit	93,713	13.8%	91,755	10.7%
Selling, general, and administrative	79,881	11.8%	87,692	10.2%
Gains from sales of property	(38)	0.0%	—	0.0%
Depreciation and amortization	7,577	1.1%	8,068	0.9%
Operating income (loss)	6,293	0.9%	(4,005)	(0.5)%
Interest expense	13,409	2.0%	13,273	1.5%
Other income, net	(317)	0.0%	(94)	0.0%
Loss before provision for (benefit from) income taxes	(6,799)	(1.0)%	(17,184)	(2.0)%
Provision for (benefit from) income taxes	244	0.0%	(7,288)	(0.8)%
Net loss	$(7,043)	(1.0)%	$(9,896)	(1.2)%
The following table sets forth our results of operations for the nine-month periods of fiscal 2019 and fiscal 2018:

(Dollars in thousands)	First Nine Months of Fiscal 2019	% of Net Sales	First Nine Months of Fiscal 2018	% of Net Sales
Net sales	$2,023,814	100.0%	$2,190,215	100.0%

Gross profit	273,925	13.5%	250,731	11.4%
Selling, general, and administrative	228,392	11.3%	238,655	10.9%
Gains from sales of property	(9,798)	(0.5)%	—	0.0%
Depreciation and amortization	22,408	1.1%	18,177	0.8%
Operating income (loss)	32,923	1.6%	(6,101)	(0.3)%
Interest expense	40,527	2.0%	33,947	1.5%
Other income, net	(212)	0.0%	(282)	0.0%
Loss before provision for (benefit from) income taxes	(7,392)	(0.4)%	(39,766)	(1.8)%
Provision for (benefit from) income taxes	69	0.0%	(7,885)	(0.4)%
Net loss	$(7,461)	(0.4)%	$(31,881)	(1.5)%

The following table sets forth net sales by product category for the three and nine-month periods of fiscal 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Structural products	$225,522	$312,510	$646,513	$833,412
Specialty products	453,143	547,266	1,377,301	1,356,803
Net sales	$678,665	$859,776	$2,023,814	$2,190,215
The following table sets forth gross profit and gross margin percentages by product category for the three and nine-month periods of fiscal 2019 and 2018 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Structural products	$20,183	$15,151	$56,187	$65,177
Specialty products	73,530	82,625	217,738	202,493
Inventory adjustments[1]	—	(6,021)	—	(16,939)
Gross profit	$93,713	$91,755	$273,925	$250,731
Gross margin percentage by category
Structural products	8.9%	4.8%	8.7%	7.8%
Specialty products	16.2%	15.1%	15.8%	14.9%
Total, including adjustments	13.8%	10.7%	13.5%	11.4%

[1] ”Inventory adjustments” includes an adjustment for lower of cost or net realizable value of $5.2 million for the three and nine- month periods ended September 29, 2018, and inventory acquisition step-up charges of $0.8 million for the three months ended September 29, 2018, and $11.8 million for the nine months ended September 29, 2018.
Third Quarter of Fiscal 2019 Compared to Third Quarter of Fiscal 2018
Net sales.  For the third quarter of fiscal 2019, net sales decreased 21.1 percent, or $181.1 million, compared to the third quarter of fiscal 2018. The sales decrease was driven by declines in wood-based commodity prices and supplier and sales disruptions in connection with our Cedar Creek integration activities.
Gross profit and gross margin.  For the third quarter of fiscal 2019, gross profit increased by $2.0 million, or 2.1 percent, compared to the third quarter of fiscal 2018, primarily due to improved gross margins in our structural products business during the quarter. Gross profit was negatively impacted by the lower of cost or net realizable value adjustment on inventory of $5.2 million in the prior year period and the inventory step-up charge related to the Cedar Creek acquisition during the quarter. Gross margin during the same period was 13.8 percent, an increase compared to 10.7 percent in the third quarter of fiscal 2018, driven by improvements in our structural products business.
Selling, general, and administrative expenses.  The decrease in selling, general, and administrative expenses of 8.9 percent, or $7.8 million, for the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018, is primarily due to the realization of acquisition synergies, a $0.6 million decrease in stock compensation expense and cost controls for the lower rate of sales.
Depreciation and amortization expense. For the third quarter of fiscal 2019, depreciation and amortization expense decreased by $0.5 million to $7.6 million due to a lower base of depreciable assets.
Interest expense. Interest expense increased by $0.1 million for the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018. The increase was largely attributable to an increase in finance leases.
Provision for income taxes. Our effective tax rate was (3.6) percent and 42.4 percent for the third quarter of fiscal 2019 and 2018, respectively. Our effective tax rate for the third quarter of fiscal 2019 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses and consolidated interest expense limitation, including a $0.6 million discrete tax expense related to prior periods.  The effective tax rate for the third quarter of fiscal 2018 was impacted by: (i) the inclusion of Cedar Creek’s operations from April 13, 2018, to September 29, 2018; (ii) the permanent addback of certain nondeductible expenses including transaction costs related to the Cedar Creek acquisition; (iii) the discrete tax benefit of $0.6 million for stock vesting; and (iv) the effect of the valuation allowance for separate company state income tax losses generated during the third quarter of fiscal 2018.
Net loss. Our net loss improved over the prior year due to higher gross margins and reduced costs associated with the acquisition of Cedar Creek, partially offset by the decrease in sales.

First Nine Months of Fiscal 2019 Compared to First Nine Months of Fiscal 2018
Net sales.  For the first nine months of fiscal 2019, net sales decreased 7.6 percent, or $166.4 million, compared to the first nine months of fiscal 2018. Sales decreased primarily as a result of lower sales realization for structural products, partially offset by the acquisition of Cedar Creek and the inclusion of Cedar Creek’s sales revenue for the full nine months in 2019, as opposed to only during the period of April 13, 2018, the date of closing, to September 29, 2018, in the prior year period. Supplier and sales disruptions in connection with our Cedar Creek integration activities also contributed to the decrease in sales.
Gross profit and gross margin.  For the first nine months of fiscal 2019, gross profit increased by $23.2 million, or 9.3 percent, with gross margin of 13.5 percent, compared to 11.4 percent for the first nine months of fiscal 2018. Gross profit was negatively impacted in the prior year by the acquisition related inventory step-up charge of $11.8 million and a lower of cost or net realizable value inventory adjustment of $5.2 million.
Selling, general, and administrative expenses. For the first nine months of fiscal 2019, selling, general, and administrative expenses decreased $10.3 million, or 4.3 percent, compared to the first nine months of fiscal 2018. The inclusion of the Cedar Creek business for the full nine months in 2019, as opposed to the period of April 13, 2018, to September 29, 2018, in the prior year period, increased expenses on a year-over-year basis. This was more than offset by a $12.2 million decrease in stock compensation expense, synergies realized from the acquisition of Cedar Creek, and decreases in cost of sales related to the year-over-year sales decline.
Gains from sales of property. Sales of property with no leaseback in the first nine months of fiscal 2019 resulted in gains recognized of $9.8 million. Gains from the sale and leaseback of property in the first nine months of fiscal 2018 were deferred, due to the rules of accounting for sale and leaseback transactions, and are amortized as a credit to selling, general, and administrative expenses in the amount of approximately $1.0 million per fiscal quarter.
Depreciation and amortization expense. For the first nine months of fiscal 2019, depreciation and amortization expense increased by $4.2 million to $22.4 million due to the acquisition of Cedar Creek, which resulted in a higher depreciable asset base and the addition of depreciable intangible assets.
Interest expense. Interest expense increased by $6.6 million for the first nine months of fiscal 2019, compared to the first nine months of fiscal 2018. The increase was largely attributable to a higher average debt balance over the period, coupled with a higher average interest rate on outstanding debt. We increased our outstanding debt to finance the acquisition of Cedar Creek in the prior year and incurred transaction costs that are amortized as interest expense.
Provision for income taxes. Our effective tax rate was (0.9) percent and 19.8 percent for the first nine months of fiscal 2019 and 2018, respectively. Our effective tax rate for the first nine months of fiscal 2019 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses and consolidated interest expense limitation, including a $0.6 million discrete tax expense related to prior periods.  In addition, during the first nine months of fiscal 2019, we recorded discrete tax expense of $0.2 million for a shortfall on stock vesting which was offset by a $0.2 million discrete tax benefit for claiming state tax credits.  The effective tax rate for the first nine months of fiscal 2018 was impacted by: (i) the inclusion of Cedar Creek’s operations from April 13, 2018, to September 29, 2018; (ii) the permanent addback of certain nondeductible expenses including transaction costs related to the Cedar Creek acquisition; and (iii) the effect of the valuation allowance for separate company state losses.
Net loss. Net loss was substantially impacted by the factors described above including: (i) gain on sale of properties in fiscal 2019 of $9.8 million, (ii) higher selling, general and administrative expenses in fiscal 2018 resulting from the acquisition of Cedar Creek and related transaction fees totaling $19.1 million, along with an inventory valuation step-up charge of $11.8 million; (iii) increased interest expense due to higher interest rates on outstanding debt; and (iv) $14.7 million of additional expense recognized for cash-settled stock appreciation rights and other share based compensation in fiscal 2018.

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
Long-Term Debt
As of September 28, 2019, and December 29, 2018, long-term debt consisted of the following:

		September 28,	December 29,
(In thousands)	Maturity Date	2019	2018
Revolving Credit Facility (net of discounts and debt issuance costs of $4.9 million and $6.0 million at September 28, 2019 and December 29, 2018, respectively)	October 10, 2022	$349,982	$327,319
Term Loan Facility (net of discounts and debt issuance costs of $7.3 million and $6.7 million at September 28, 2019 and December 29, 2018, respectively)	October 13, 2023	139,905	172,356
Total debt		489,887	499,675
Less: current portion of long-term debt		(1,790)	(1,736)
Long-term debt, net		$488,097	$497,939
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
As of September 28, 2019, we had outstanding borrowings of $354.8 million and excess availability of $98.2 million under our Revolving Credit Facility with a weighted average interest rate of 4.4 percent. As of December 29, 2018 our principal balance was $333.3 million, excess availability was $91.7 million and our stated interest rate was 4.6 percent under our Revolving Credit Facility.

Term Loan Facility
On April 13, 2018, we entered into the Term Loan Agreement with HPS and certain other financial institutions as party thereto, and on October 24, 2019, we amended the Term Loan Agreement. The Term Loan Agreement provides for a Term Loan Facility of $180 million secured by substantially all of our assets. Borrowings under the Term Loan Agreement may be made as Base Rate Loans or Eurodollar Rate Loans. The Base Rate Loans will bear interest at the rate per annum equal to (i) the greatest of the (a) U.S. prime lending rate published in The Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50 percent, and (c) the sum of the Adjusted Eurodollar Rate of one month plus 1.00 percent, provided that the Base Rate shall at no time be less than 2.00 percent per annum; and (ii) plus the Applicable Margin, as described below. Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate, provided that the Adjusted Eurodollar Rate shall at no time be less than 1.00 percent per annum; plus (ii) the Applicable Margin. The Applicable Margin will be 6.00 percent with respect to Base Rate Loans and 7.00 percent with respect to Eurodollar Rate Loans.
With the October 2019 amendment, the Term Loan Agreement required maintenance of a total net leverage ratio of 7.50 to 1.00 for the fiscal quarter ending September 28, 2019, and such required covenant level generally reduces over the remaining term of the Term Loan Facility as set forth in the amended Term Loan Agreement; provided, that 2019 fourth quarter and subsequent quarterly covenant levels revert to the higher levels existing prior to the October 2019 amendment if we do not reduce the outstanding principal balance of the Term Loan Facility to approximately $95.3 million by January 31, 2020.
Under the Term Loan Agreement, we are permitted to enter into real estate sale leaseback transactions with the net proceeds therefrom to be used for repayment of indebtedness under the Term Loan Facility, subject to payment an applicable prepayment premium, or, under certain circumstances, repayment of indebtedness under our Revolving Credit Facility. In addition, proceeds from the sale of “Specified Properties” (as that term is defined in the Term Loan Agreement) will be used for the repayment of indebtedness under the Term Loan Facility, subject to payment of an applicable prepayment premium, or, under certain circumstances, repayment of indebtedness under our Revolving Credit Facility.
As of September 28, 2019, we had outstanding borrowings of $147.2 million under our Term Loan Facility and a stated interest rate of 9.1 percent per annum. At December 29, 2018, our principal balance was $179.1 million, with a stated interest rate of 9.3 percent per annum under our Term Loan Facility.
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
Our total finance lease commitments, which substantially relate to leases of property, totaled $163.6 million as of September 28, 2019.
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
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first nine months of fiscal 2019 was $54.9 million, compared to net cash used in operating activities of $59.3 million in the first nine months of fiscal 2018. During the first nine months of fiscal 2019, cash used in operating activities decreased primarily from the decrease in working capital from the prior year.

Investing Activities
Net cash provided by investing activities for the first nine months of fiscal 2019 was $10.4 million compared to net cash used in investing activities of $247.0 million in the first nine months of fiscal 2018. The net cash provided in the current year primarily related to the proceeds from the sale of assets of $13.7 million. Net cash used in the prior year primarily related to the $353.1 million of net cash paid for the acquisition of Cedar Creek during the second quarter of 2018, offset by the proceeds from the sale-leaseback transactions in the first quarter of 2018.
Financing Activities
Net cash provided by financing activities totaled $48.5 million for the first nine months of fiscal 2019, compared to $309.2 million for the first nine months of fiscal 2018. The decrease in net cash provided by financing activities is due to the decrease in borrowings in the current year relative to borrowings in the prior year, which included borrowings for the acquisition of Cedar Creek.
Operating Working Capital [1]

Selected financial information (in thousands)
	September 28, 2019	December 29, 2018	September 29, 2018
Current assets:
Cash	$12,847	$8,939	$7,630
Receivables, less allowance for doubtful accounts	243,905	208,434	285,489
Inventories, net	362,389	341,851	401,222
Other current assets	42,366	40,629	44,947
Total current assets	$661,507	$599,853	$739,288

Current liabilities:
Accounts payable	$179,376	$149,188	$190,078
Accrued compensation	8,780	7,974	7,611
Current maturities of long-term debt, net of discount	1,790	1,736	1,736
Finance leases - short-term	8,373	7,555	8,058
Real estate deferred gains - short-term	4,448	5,330	5,330
Operating lease liabilities - short-term	6,381	—	—
Other current liabilities	13,835	24,985	21,528
Total current liabilities	$222,983	$196,768	$234,341

Operating working capital	$440,314	$404,821	$506,683
___________________________
[1] Operating working capital is defined as current assets less current liabilities plus the current portion of long-term debt.
Operating working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash.
Operating working capital of $440.3 million at September 28, 2019, compared to $404.8 million as of December 29, 2018, increased on a net basis by approximately $35.5 million. The increase in operating working capital is primarily driven by seasonal increases in accounts receivable and inventory to support expected increases in sales activity during the summer building season, offset by increases in accounts payable.
Operating working capital decreased from September 29, 2018, to September 28, 2019, by $66.4 million, primarily driven by the decrease in sales and decline in commodity prices.

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
Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2018, and those discussed elsewhere in this report and in future reports that we file with the SEC. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors that may cause these differences include, among other things: our ability to integrate and realize anticipated synergies from acquisitions; loss of material customers, suppliers, or product lines in connection with acquisitions; our indebtedness and its related limitations; sufficiency of cash flows and capital resources; changes in interest rates; fluctuations in commodity prices; adverse housing market conditions; disintermediation by customers and suppliers; changes in prices, supply and/or demand for our products; inventory management; competitive industry pressures; industry consolidation; product shortages; loss of and dependence on key suppliers and manufacturers; new tariffs; our ability to monetize real estate assets; our ability to successfully implement our strategic initiatives; fluctuations in operating results; sale-leaseback transactions and their effects; real estate leases; exposure to product liability claims; changes in our product mix; petroleum prices; information technology security and business interruption risks; litigation and legal proceedings; natural disasters and unexpected events; activities of activist stockholders; labor and union matters; limits on net operating loss carryovers; pension plan assumptions and liabilities; risks related to our internal controls; retention of associates and key personnel; federal, state, local and other regulations, including environmental laws and regulations; and changes in accounting principles. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the third quarter of fiscal 2019, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not repurchase any of our equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. From time to time, we withhold shares upon the vesting of employee equity awards to satisfy certain tax obligations due in connection therewith, and the withholding of shares may be deemed to be repurchases of our equity securities. No such withholding occurred during the third quarter of 2019.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1
Third Amendment to Credit and Guaranty Agreement, dated October 24, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent

10.2		Form of 2019 Time Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended
10.3		Form of 2019 Performance Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	*	Filed herewith.
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

BlueLinx Holdings Inc.
(Registrant)

Date: November 6, 2019	By:	/s/ Susan C. O’Farrell
Susan C. O’Farrell
Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer