Form 10-K
period 2019-12-28
BlueLinx Holdings Inc.
filed 2020-03-11
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2019, was $179,282,700, based on the closing price on the New York Stock Exchange of $19.81 per share on June 28, 2019.
As of February 28, 2020, the registrant had 9,366,641 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference to the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 28, 2019.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 28, 2019

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us,” and “our” refer to BlueLinx Holdings Inc. and its wholly-owned subsidiaries. Reference to “fiscal 2019” refers to the 52-week period ending December 28, 2019. Reference to “fiscal 2018” refers to the 52-week period ended December 29, 2018.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include, without limitation, any statements that predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties include those discussed under the heading “Risk Factors” in Item 1A, those discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and those discussed elsewhere in this report and in future reports that we file with the Securities and Exchange Commission. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

PART I
ITEM 1.  BUSINESS
Company Overview
We are a leading distributor of building and industrial products in the United States (“U.S.”). We are headquartered in Georgia, with executive offices located at 1950 Spectrum Circle, Marietta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S., and deliver building and industrial products to a variety of wholesale and retail customers.
We were incorporated in the State of Georgia on March 8, 2004, as ABP Distribution Holdings, Inc. (“ABP”). ABP subsequently merged into BlueLinx Holdings Inc., a Delaware corporation formed on August 26, 2004, in connection with the spin-off by Georgia-Pacific Corporation of its building products distribution division. On December 17, 2004, we consummated an initial public offering of our common stock.
Significant Recent Transactions
Real Estate Transactions
During the second quarter of 2019, we completed real estate financing transactions through sale-leaseback arrangements on two of our distribution facilities for gross proceeds of $45.0 million. Net proceeds from the transactions were used to repay indebtedness under our term loan and revolving credit facility. Upon completion of the transactions, we entered into long-term leases with multiple renewal options on the properties.
Subsequent to the end of fiscal 2019, we completed real estate financing transactions through sale-leaseback arrangements on fourteen of our distribution facilities for gross proceeds of $78.3 million. Net proceeds from these transactions were used to repay indebtedness under our term loan. Upon completion of the transactions, we entered into long-term leases with multiple renewal options on the properties. These real estate financing transactions are described in further detail in Note 16 to our Consolidated Financial Statements.
Pension Plan - Lump Sum Offer
During the fourth quarter of 2019, we completed the offering of a voluntary lump sum payment option to certain qualified former employees or their beneficiaries who were vested participants in the BlueLinx Corporation Hourly Pension Plan. Lump sum payments made in connection with the offer totaled $9.7 million, and were funded with existing plan assets. These lump sum payments decreased our related overall projected benefit obligation by approximately $12.2 million. We also recorded a related settlement charge of $2.8 million.
Fiscal Year
Fiscal 2019 and fiscal 2018 each were comprised of 52 weeks.
Products and Services
We distribute products in two principal categories: structural products and specialty products. Structural products, which represented approximately 33% and 36% of our fiscal 2019 and fiscal 2018 net sales, respectively, include plywood, oriented strand board, rebar and remesh, lumber and other wood products primarily used for structural support and walls in construction projects. Specialty products, which represented approximately 67% and 64% of our fiscal 2019 and fiscal 2018 net sales, respectively, include engineered wood products, moulding, siding (including vinyl products), cedar, metal products (excluding rebar and remesh) and insulation. In some cases, these products are branded by us.
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

During fiscal 2019, we changed our internal product hierarchy within our structural and specialty product categories. As a result, amounts for fiscal 2018 disclosed above have been reclassified to conform to the revised product mix of structural and specialty products.
Distribution Channels
We sell products through three main distribution channels: warehouse sales, reload sales, and direct sales.
Warehouse sales are delivered from our warehouses to our customers. Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned product to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Warehouse and reload sales accounted for approximately 82% of our fiscal 2019 and 2018 gross sales.
Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory. This distribution channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 18% our fiscal 2019 and 2018 gross sales.
Competition
The U.S. building products distribution market is a highly fragmented market, served by national and multi-regional distributors, regionally focused distributors, and independent local distributors. Local and regional distributors tend to be closely held and often specialize in a limited number of product segments, in which they may offer a broader selection of products. Some of our national and multi-regional competitors are part of larger companies and, therefore, may have access to greater financial and other resources than those to which we have access. We compete on the basis of breadth of product offering, consistent availability of product, product price and quality, reputation, service, and distribution facility location.
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
Employees
As of December 28, 2019, we employed approximately 2,200 employees, of which approximately 99% are full time. Approximately 20% of our employees were covered by collective bargaining agreements (“CBAs”) negotiated between the company and various local unions. Three of those CBAs covering approximately 30 employees are up for renewal in fiscal 2020.
Information About Our Executive Officers
The following are the executive officers of the Company as of March 11, 2020:
Mitchell B. Lewis, age 58, has served as our President and Chief Executive Officer, and as a Director of BlueLinx Holdings Inc., since January 2014. Mr. Lewis has held numerous leadership positions in the building products industry since 1992. Mr. Lewis served as a director and as President and Chief Executive Officer of Euramax Holdings, Inc., a building products manufacturer, from February 2008 through November 2013. Mr. Lewis also served as Chief Operating Officer in 2005, Executive Vice President in 2002, and group Vice President in 1997 of Euramax Holdings, Inc. and its predecessor companies. Prior to being appointed group Vice President, Mr. Lewis served as President of Amerimax Building Products, Inc. Prior to 1992, Mr. Lewis served as Corporate Counsel with Alumax Inc. and practiced law with Alston & Bird LLP, specializing in mergers and acquisitions. Mr. Lewis is currently a director of GMS Inc. (NYSE:GMS). Mr. Lewis received a Bachelor of Arts degree in Economics from Emory University, and a Juris Doctor degree from the University of Michigan.

Susan C. O’Farrell, age 56, has served as our Senior Vice President, Chief Financial Officer, Treasurer, and Principal Accounting Officer since 2014. Prior to joining us, Ms. O’Farrell was a senior financial executive holding several roles with The Home Depot, Inc. since 1999. As The Home Depot’s Vice President of Finance, she led teams supporting the retail organization. Ms. O’Farrell was also responsible for the finance function for The Home Depot’s At Home Services Group. Ms. O’Farrell led the financial operations of The Home Depot, and she served as the VP Finance for the Northern Division of the company. Ms. O’Farrell began her career with Andersen Consulting, LLP (now Accenture), leaving as an Associate Partner in 1996 for a strategic information systems role with AGL Resources (now Southern Company Gas). Ms. O’Farrell earned a Bachelor of Science degree in Business Administration from Auburn University and completed Emory University’s Executive Leadership program.

Alexander S. Averitt, age 43, has served as our Chief Operating Officer since April 2018. From September 2017 to April 2018, Mr. Averitt was President and Chief Executive Officer at Cedar Creek, LLC. He joined Cedar Creek in 2005 as a sales manager and served in various roles for the company, including Chief Operating Officer from April 2015 to September 2017, and Vice President of Information Technology from May 2014 to April 2015. Prior to joining Cedar Creek, Mr. Averitt spent nine years in various roles with Jeld-Wen Inc., including as a General Manager. Mr. Averitt earned a Bachelor of Professional Studies degree from Arkansas Tech University.

Shyam K. Reddy, age 45, has served as our Senior Vice President, Chief Administrative Officer, and Senior Vice President, Corporate Development, since May 2019. Before that, he served as our Senior Vice President and Chief Transformation officer from April 2018 to May 2019, as our Senior Vice President, Chief Administrative Officer, General Counsel, and Corporate Secretary from May 2017 to April 2018, and as our Senior Vice President, General Counsel and Corporate Secretary from June 2015 until May 2017. Prior to joining us, Mr. Reddy served as Senior Vice President, Chief Administrative Officer, General Counsel, and Corporate Secretary of Euramax Holdings, Inc., from March 2013 to March 2015. Before joining Euramax Holdings, Inc., Mr. Reddy was the Regional Administrator of the Southeast Sunbelt Region of the U.S. General Services Administration from March 2010 to March 2013. Prior to accepting the Presidential Appointment at the U.S. General Services Administration, Mr. Reddy practiced corporate law as a partner in the Atlanta office of Kilpatrick, Townsend & Stockton LLP. Mr. Reddy received a Bachelor of Arts degree in Political Science, and a Master of Public Health degree from Emory University, and also received a Juris Doctor degree from the University of Georgia.
Justin B. Heineman, age 48, has served as our Vice President, General Counsel, and Corporate Secretary since May 2018. Mr. Heineman joined us after 8 years with NCR Corporation (“NCR”). At NCR, Mr. Heineman served as Law Vice President, Chief Corporate Counsel and Assistant Secretary from October 2015 to May 2018, where he was responsible for oversight of the company’s corporate legal function, including mergers and acquisitions, corporate governance and securities law compliance. From February 2010 to October 2015, Mr. Heineman served as NCR’s Senior Corporate Counsel and Assistant Secretary. Prior to joining NCR, Mr. Heineman was a partner in the Atlanta office of Kilpatrick, Townsend & Stockton LLP. Mr. Heineman received a Bachelor of Arts degree from Duke University, and a Juris Doctor degree from The University of North Carolina.
Brian J. Sasadu, age 46, has served as our Chief Human Resource Officer since January 2019. Before joining BlueLinx, from 2003 to December 2018, Mr. Sasadu served in various roles with Coca-Cola Refreshments USA, Inc. (“CCR”), the North American bottling and distribution arm of The Coca-Cola Company. From July 2016 to December 2018, Mr. Sasadu served as CCR’s Senior Vice President, Human Resources. Before that, Mr. Sasadu served as CCR’s Vice President, Human Resources - Supply Chain, US Region and Commercial from April 2014 to July 2016, and as CCR’s Vice President, Labor & Employment practices from August 2007 to April 2014. Mr. Sasadu began his career in Atlanta at the international law firm of King & Spalding LLP where he practiced law with the Labor and Employment team. Mr. Sasadu received a Bachelor of Arts degree in Political Science and a Juris Doctor degree from the University of Florida.

Environmental and Other Governmental Regulations

The Company is subject to various federal, state, provincial, and local laws, rules, and regulations. We are subject to environmental laws, rules, and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage, and disposal of hazardous materials, substances, and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances, and regulations are complex, change frequently, and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations), and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew environmental permits.

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
The U.S. Department of Transportation (“DOT”) regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. We are also subject to the oversight of the Federal Motor Carrier Safety Administration (“FMCSA”). Additionally, among other things, vehicle dimensions and driver hours of service are subject to both federal and state regulation.
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
We may be unable to successfully manage the effects of operational disruption caused by the integration of Cedar Creek or future acquisitions.

The integration of acquisitions, such as the Cedar Creek acquisition, can involve significant anticipated and unanticipated operational challenges, including integrating different computer, enterprise resource planning, and accounting systems, integrating physical facilities and inventories, and integrating acquired personnel and corporate cultures into our business. Addressing these challenges requires the attention of management and the diversion of resources from existing operations. Our failure to manage these operational challenges effectively and at anticipated costs could result in disruptions in overall operating performance and deficiencies in customer service of the combined business. These disruptions and deficiencies could, and in certain cases with respect to the Cedar Creek integration did, lead to increased costs, order and delivery errors, inventory and billing errors, the loss of employees, or the loss of customers, suppliers, or products either overall or in certain markets, which could adversely affect our financial condition, operating results, and cash flows.

As part of our overall strategy, we may make additional acquisitions or investments in the future. These acquisitions or investments would be subject to the same risks and uncertainties described above. If we do not effectively manage those risks and uncertainties, our financial condition, operating results, and cash flows may be negatively affected.
Our level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs.
At December 28, 2019, we had approximately $327 million of debt outstanding under our revolving credit facility, and approximately $147 million of debt outstanding under our term loan facility. While we significantly reduced the debt outstanding under our term loan facility following the end of fiscal 2019, our level of indebtedness could still have considerable consequences for us. For example, our substantial indebtedness could:

•	make us more vulnerable to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate on the debt under our revolving credit facility is variable;

•	require us to dedicate a substantial portion of our cash flows to payments on our debt, thereby reducing the availability of our cash flows for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt, and therefore may be in a better position to obtain more favorable credit terms.
If compliance with our debt obligations materially limits our financial or operating activities, or hinders our ability to adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may be negatively affected.
Our cash flows and capital resources may be insufficient to make required payments on our indebtedness or future indebtedness.
Our ability to make scheduled payments under our revolving credit facility and term loan facility depends on our successful financial and operating performance, cash flows, and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business, and other factors, many of which are beyond our control. These factors include, among others:

•	economic and demand factors affecting the building products distribution industry;

•	external factors affecting availability of credit;

•	pricing pressures;

•	increased operating costs;

•	competitive conditions;

•	operational disruption associated with the Cedar Creek integration; and

•	other operating difficulties.
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
The term loan facility also contains certain affirmative covenants, and requires us to comply with a total net leverage ratio regarding our debt relative to our Consolidated EBITDA (as defined in the term loan facility) as long as the principal balance of the facility exceeds $45.0 million.
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
Many of the building products that we distribute, including oriented strand board, plywood, lumber, and rebar, are commodities that are widely available from other distributors or manufacturers, with prices and volumes determined frequently in an auction market based on participants’ perceptions of short-term supply and demand factors. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of products. Short-term increases in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs on our products.
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
Adverse housing market conditions may negatively impact our business, liquidity, and results of operations, and increase the credit risk from our customers.
Our business depends to a significant degree on the new residential construction market and, in particular, single family home construction. The homebuilding industry peaked in 2005, and then underwent a significant decline. Although the homebuilding industry has improved and continues to improve, it is still far below its historical averages. According to the U.S. Census Bureau, actual single-family housing starts in the United States during 2019 increased 1.5% from 2018 levels, but remain 41% below their peak in 2005. The multi-year downturn in the homebuilding industry resulted in a substantial reduction in demand for the products we provide. We cannot predict the duration of the current housing industry market conditions or the timing or strength of any continued recovery of housing activity in our markets. The homebuilding industry also may not recover to historical levels. Continued weakness in the new residential construction market would have a material adverse effect on our business, financial condition, and operating results. Factors impacting the level of activity in the residential new construction markets include changes in interest rates, unemployment rates, high foreclosure rates and unsold/foreclosure inventory, availability of financing, labor costs and availability, vacancy rates, local, state and federal government regulation (including mortgage interest deductibility and other tax laws), weakening in the U.S. economy or of any regional or local economy in which we operate, availability of supplies, and shifts in populations away from the markets that we serve. In addition, the mortgage markets periodically experience disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans. Because of these factors, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period.
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
We may be unable to effectively manage our inventory relative to our sales volume or as the prices of the products we distribute fluctuate, which could affect our business, financial condition, and operating results.
We purchase many of our products directly from manufacturers, which are then sold and distributed to customers. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchase accordingly. In periods characterized by significant changes in the overall economy and activity in the residential and commercial building and home repair and remodel industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Such issues and risks can be magnified by the diversity of product mix our business units carry, with over 50,000 SKUs across multiple major product categories. Excessive increases in the market prices of certain building products can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition, and operating results.

Loss of key products or key suppliers and manufacturers could affect our financial health.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. However, the loss of, or a substantial decrease in the availability of, key products from our suppliers, or the loss of key supplier arrangements, could adversely impact our financial condition, operating results, and cash flows. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could have a material adverse effect on our financial condition, operating results, and cash flows.

Our dependence on international suppliers and manufacturers for certain products exposes us to risks that could affect our financial condition.

Many of our suppliers and manufacturers are located outside of the United States. Thus, import taxes or costs, including new or increased tariffs, anti-dumping duties, countervailing duties, or similar duties, some of which could be applied retroactively, could increase the cost of the products that we distribute. In addition, quotas, embargoes, sanctions, safeguards, and customs restrictions, as well as foreign labor strikes, work stoppages, or boycotts, could reduce the supply of the products available to us. If we become subject to a reduction in available supply of imported products and we are unable to mitigate that reduction through alternative sources, or if the costs of our imported products increase and we are not able to pass along those increased costs to our customers, then our business, financial condition, and results of operations could be adversely affected.

The rapid spread of contagious illness could have a material adverse effect on our business and results of operations.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. This virus may cause disruption to the global supply chain and financial markets. Disruptions to the global supply chain could impact our ability to source products from our suppliers, many of whom are located outside of the United States, including China. Any disruptions to our supply chain as a result of the recent coronavirus outbreak cannot be reasonably estimated at this time but could, if we are unable to mitigate critical shortages by securing inventory from other sources, have an adverse impact on our financial condition and results of operations in future periods. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases such as the coronavirus in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the supply or demand for our products. The extent to which the coronavirus or or any other epidemic, pandemic, or contagious disease may have an impact on our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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
Some of our competitors have less financial leverage or are part of larger companies, and, therefore, may have access to greater financial and other resources than those to which we have access. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our net sales and net income may be reduced.
Consolidation among competitors and customers could negatively impact our business.
Our competitors continue to consolidate. Among other things, this consolidation is being driven by customer needs and supplier capabilities, which could cause markets to become more competitive as greater economies of scale are achieved by distributors. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer distributors as the remaining distributors become larger and capable of being consistent sources of supply. There can be no assurance that we will be able to take advantage effectively of this trend toward consolidation. The trend in our industry toward consolidation could make it more difficult for us to maintain operating margins.
Our customers also continue to consolidate, and this consolidation could result in the loss of existing customers to our competitors. We typically do not enter into minimum purchase contracts with our customers. The loss of one or more of our significant customers, or their decision to purchase our products in significantly lower quantities than they have in the past, could significantly affect our financial condition, operating results, and cash flows.
We are subject to pricing pressures.
Large customers have historically been able to exert pressure on their outside suppliers and distributors to keep prices low in the highly fragmented building materials distribution industry. In addition, continued consolidation among our customers, particularly dealers, and their customers (i.e., homebuilders), and changes in their respective purchasing policies and payment practices, could result in even further pricing pressure. A decline in the prices of the products we distribute could adversely impact our operating results. When the prices of the products we distribute decline, customer demand for lower prices could result in lower sales prices and, to the extent that our inventory at the time was purchased at higher costs, lower margins. Alternatively, in a rising price environment, our suppliers may increase prices or reduce discounts on the products we distribute, and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Furthermore, continued consolidation among our suppliers makes it more difficult for us to negotiate favorable pricing, consignment arrangements, and discount programs with our suppliers, thereby resulting in reduced margins and profits. Overall, these pricing pressures may adversely affect our operating results and cash flows.
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
Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:

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

•	operational disruption associated with the integration of the Cedar Creek business;

•	supply chain disruptions, including those caused by the spread of contagious illness;

•	the highly competitive nature of our industry;

•	disintermediation;

•	the impact of actuarial assumptions and regulatory activity on pension costs and pension funding requirements;

•	the financial condition and creditworthiness of our customers;

•
our substantial indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;

•	cost of compliance with government regulations;

•	adverse customs and tariff rulings including those relating to anti-dumping, countervailing duty, or circumvention investigations;

•	protectionist trade policies and import tariffs;

•	labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	increased healthcare costs;

•	the need to successfully implement succession plans for our senior managers and other associates;

•	our ability to successfully complete potential acquisitions, achieve expected synergies from acquisitions, or efficiently integrate acquired operations;

•	disruption in our information technology systems;

•	significant maintenance issues or failures with respect to our tractors, trailers, forklifts, and other major equipment;

•	severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	condemnations of all or part of our real property; and

•	fluctuations in the market for our equity.
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
We have sold and leased back certain of our distribution centers under long-term non-cancelable leases, and may enter into similar transactions in the future. Many of these leases are (or will be) finance leases, and our debt and interest expense may increase as a result.
As a result of real estate financing transactions through sale-leaseback arrangements, certain of our distribution centers are leased under non-cancelable leases. These leases typically have initial terms of approximately fifteen years, and most provide options to renew for specified periods of time. We may enter into additional sale and lease-back transactions in the future. The leases resulting from these transactions are generally recognized and accounted for as finance leases, which may be counted as indebtedness, including for purposes of financial covenants in the agreements governing our debt, and may significantly increase the stated interest expense that is recognized in our income statements.
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
We may not be able to monetize remaining real estate assets if we experience adverse market conditions.

We monetized a substantial amount of our real estate assets during fiscal 2019 and the first fiscal quarter of 2020, and we have designated certain non-operating properties as held for sale, which we currently are actively marketing. We believe there will be future opportunities to monetize our remaining real estate portfolio’s equity value for debt reduction and investment purposes via sale leaseback and other strategic real estate transactions. However, real estate investments are relatively illiquid. We may not be able to sell the properties we have targeted for disposition or that we may decide to monetize in the future, due to adverse market conditions.
We are exposed to product liability and other claims and legal proceedings related to our business and the products we distribute, which may exceed the coverage of our insurance.
The building products industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage, or violated environmental, health or safety, or other laws. Such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. We are also from time to time subject to casualty, contract, tort, and other claims relating to our business, the products we have distributed in the past or may in the future distribute and the services we have provided in the past or may in the future provide, either directly or through third parties. We rely on manufacturers and other suppliers, including manufacturers and suppliers located outside of the United States, to provide us with the products we sell or distribute. Since we do not have direct control over the quality of products that are manufactured or supplied to us by third parties, we are particularly vulnerable to risks relating to the quality of such products. In addition, operating hazards, such as unloading heavy products, operating large machinery and driving hazards, which are inherent in our business and some of which may be outside of our control, can cause personal injury and loss of life, damage to or destruction of property, plant, and equipment and environmental damage.

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
Petroleum prices and availability of petroleum products are subject to political, economic, and market factors that are outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause the price of fuel to increase. Within our business units, we deliver products to our customers primarily via our fleet of trucks. Our operating profit may be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices through increased prices or fuel surcharges to our customers. Besides passing fuel costs on to customers, we have at times entered into forward purchase contracts for fuel used at some of our facilities that protect against fuel price increases. If shortages occur in the supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers or otherwise protect ourselves by entering into forward purchase contracts, then our results of operations would be adversely affected.
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
We retain a significant portion of the accident risk under our vehicle liability and workers’ compensation insurance programs; and, beginning in fiscal 2018, we were self-insured for health insurance, which is limited by stop-loss coverage. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or amount of claims make it difficult to precisely predict the ultimate cost of claims. The actual cost of claims can be different than the historical selected loss development factors because of safety performance, payment patterns, and settlement patterns.
Our business operations could suffer significant losses from natural disasters, catastrophes, fire, or other unexpected events.
While we maintain insurance covering our facilities, including business interruption insurance, our warehouse facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes, and earthquakes, or by fire, adverse weather conditions, civil unrest, condemnation, or other unexpected events or disruptions to our facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition, and results of operations. In addition, war, terrorism, geopolitical uncertainties, and public health issues could cause damage or disruption to the global economy, and thus could have a material adverse effect on us, our suppliers and out customers.

We could be the subject of securities class action litigation due to stock price volatility, which could divert management’s attention and adversely affect our results of operations.

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
As of December 28, 2019, we employed approximately 2,200 people. Approximately 20% of our employees were covered by collective bargaining agreements (“CBAs”) negotiated between the company and various local unions. Three of those CBAs covering approximately 30 employees are up for renewal in fiscal 2020.
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
At December 28, 2019, we had federal net operating loss (“NOL”) carryforwards of approximately $61.8 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” will be deemed to have occurred if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.
Sales in the underwritten public offering of 4,443,428 shares of our common stock by our former majority shareholder that closed on October 23, 2017 (the “Resale Offering”) caused an ownership change limitation under Section 382 to be triggered. That limitation could restrict our ability to use our NOL carryforwards.
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
We sponsor a defined benefit pension plan. Most of the participants in our pension plan are inactive, with all remaining active participants no longer accruing benefits; and the pension plan is closed to new entrants. However, unfavorable changes in various assumptions underlying the pension benefit obligation could adversely impact our financial results. Significant assumptions include, but are not limited to, the discount rate, projected return on plan assets, and mortality rates. In addition, the amount and timing of our pension funding obligations are influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974, the Pension Protection Act, Congressional Acts, or other governing bodies.
Costs and liabilities related to our participation in multi-employer pension plans could increase.
We are involved in various multi-employer pension plans in the U.S. based on obligations arising under collective bargaining agreements. Some of these plans are significantly underfunded and may require increased contributions in the future. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plan, governmental regulations, the actual return on assets held in the plan, the continued viability and contributions of other employers which contribute to the plan, and the potential payment of a withdrawal liability, among other factors.
Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. We have withdrawn, or partially withdrawn, from certain multi-employer plans in the past. We may withdraw or partially withdraw from other multi-employer plans in the future. If, in the future, we do choose to withdraw from any additional multi-employer plans or trigger a partial withdrawal, we likely would need to record a withdrawal liability, which may be material to our financial results. Additionally, a mass withdrawal would require us to record a withdrawal liability, which may be material to our financial results, and would generally obligate us to make payments in perpetuity to the particular plan.
One of the plans to which we are obligated to contribute is the Central States, Southeast and Southwest Areas Pension Fund (the “Central States Plan”). As of January 1, 2017, the plan’s actuary certified that the plan was in critical and declining status, which, among other things, means the funded percentage of the plan was less than 65%. Furthermore, the plan is projected to become insolvent in 2025. It is unclear what will happen to this plan in the future. Our required contributions to the plan may increase, due to potential rehabilitation increases. In addition, if we experience a withdrawal from this plan, we may need to record a significant withdrawal liability. Our estimated withdrawal liability is $51.1 million if we experience a complete withdrawal from the plan during fiscal 2020. This number would likely increase if a complete withdrawal occurs in fiscal 2021 or later, and could be significantly higher if a mass withdrawal were to occur in the future.
In the case of a complete withdrawal or a mass withdrawal, our payments to the Central States Plan would include yearly payments of approximately $1.0 million, which do not include payments for the partial withdrawal liability of approximately $0.6 million annually. In a complete withdrawal, the payments would not amortize the liability fully; however, payments for a complete withdrawal are limited to a 20-year period. In the case of a mass withdrawal, the liability would never amortize, and payments would continue indefinitely.

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

In many of our markets, highly qualified associates are in high demand and we compete with other businesses for these associates and invest resources in training and incentivizing them. In particular, there is significant competition for qualified drivers in the transportation industry. And interventions and enforcement under the FMCSA Compliance, Safety, and Accountability program may shrink the industry’s pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive. There can be no assurance that we will be able to attract or retain highly qualified associates in the future, including those employed by companies we may acquire.

As a result of labor shortages, particularly among our drivers and material handlers, we could be required to utilize temporary or contract labor. Using temporary or contract labor typically requires higher cost, and temporary or contract labor may be less productive than full-time associates. In addition, a shortage of qualified drivers could require us to increase driver compensation, let trucks sit idle, utilize common carriers, utilize less experienced drivers, or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.

Furthermore, our success is highly dependent on the continued services of our management team. The loss of services of one or more key members of our senior management team could have a material adverse effect on us.

Federal, state, local, and other regulations could impose substantial costs and restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local, and other laws and regulations, including, among other things, transportation regulations promulgated by the U.S. Department of Transportation (the “DOT”), work safety regulations promulgated by the Occupational Safety and Health Administration, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission, regulations of the U.S. Department of Labor, accounting standards issued by the Financial Accounting Standards Board (the “FASB”) or similar entities, and state and local zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results, and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and substantial fines and penalties that could adversely affect our financial condition, operating results, and cash flows.
Our transportation operations, upon which we depend to distribute products from our distribution centers, are subject to the regulatory jurisdiction of the DOT and the FMCSA, which have broad administrative powers with respect to our transportation operations. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations, including those on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, may increase our selling, general and administrative expenses and adversely affect our financial condition, operating results, and cash flows. If we fail to comply adequately with the DOT and FMCSA regulations or such regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action, including imposing fines or shutting down our operations, or we could be subject to increased audit and compliance costs. If any of these events were to occur, our financial condition, operating results, and cash flows could be adversely affected.
In addition, the residential and commercial construction industries are subject to various local, state and federal statutes, ordinances, codes, rules and regulations concerning zoning, building design and safety, construction, contractor licensing, energy conservation, and similar matters, including regulations that impose restrictive zoning and density requirements on the residential new construction industry or that limit the number of homes or other buildings that can be built within the boundaries of a particular area. Regulatory restrictions may increase our operating expenses and limit the availability of suitable building lots for our customers, any of which could negatively affect our business, financial condition and results of operations.

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
We have not declared or paid any cash dividends on our common stock since 2007, and we are restricted from doing so under the terms of our revolving credit facility and term loan facility. In addition, our term loan facility requires us to make certain future loan payments from our available cash flow. Regardless of the restrictions in and requirements under our loan agreements, or the terms of any potential future indebtedness, for the foreseeable future we anticipate that we will retain all available funds and earnings to support our operations and finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future, so any return to stockholders will be limited to the appreciation in their stock.
Changes in, or interpretation of, accounting principles could result in unfavorable accounting changes.
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations. These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation, such as recent changes regarding lease accounting standards, could significantly change our reported results and may even retroactively affect previously reported transactions. Changes resulting from the adoption of new or revised accounting principles may result in materially different financial results and may require that we make changes to our systems, processes, and controls.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
We operate our business out of 64 office and warehouse facilities, 54 of which are leased, and 10 of which are owned. The total square footage of our owned real property is approximately 1.5 million square feet, and the total square footage of our leased real property is approximately 9.7 million square feet. Owned warehouse facilities located in Birmingham, Alabama; Grand Rapids, Michigan; and Tulsa, Oklahoma were identified as held for sale as of the end of fiscal 2019.
Certain of our owned warehouse facilities secured our term loan facility at December 28, 2019. Additionally, we lease two warehouse facilities owned by our pension plan. The following table summarizes our real estate facilities as of March 1, 2020, including their inside square footage, where applicable:

Property Type	Number	Owned Facilities (sq. ft.)	Leased Facilities (sq. ft.)
Office Space (1)	1	—	68,023
Warehouses and other real property (2)	67	1,451,861	9,630,915
TOTAL	68	1,451,861	9,698,938

(1)	Consists of our corporate headquarters in Marietta, Georgia.

(2)	Includes properties held for sale.
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
As of December 28, 2019, there were 9 shareowner accounts of record, and, as of that date, we estimate that there were approximately 2,543 beneficial owners holding our common stock in nominee or “street” name.
We do not pay dividends on our common stock. Any future dividend payments would be subject to the discretion of our Board of Directors and contractual restrictions under our revolving credit facility and our term loan facility.
The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended December 28, 2019:

	Total Number
	Shares	Average Price
Period	Purchased(1)	Paid Per Share
September 29 - November 2, 2019	—	$—
November 3 - November 30, 2019	—	$—
December 1 - December 28, 2019	373	$10.27
Total	373

(1)
The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above pertain to purchases of common stock by the Company in connection with tax withholding obligations of the Company’s employees upon the vesting of such employees’ restricted stock unit awards.

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

This section of this Form 10-K does not address certain items regarding the fiscal year ended December 30, 2017 (“fiscal 2017”). Discussion and analysis of fiscal 2017 and year-to-year comparisons between fiscal 2018 and fiscal 2017 not included in this Form 10-K can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Executive Level Overview
Company Background
BlueLinx is a leading distributor of building and industrial products in the U.S. With a combination of market position and geographic coverage, the buying power of centralized procurement, and the strength of a locally-focused sales force and service-driven logistics and operations team, BlueLinx is able to provide a wide range of value-added services and solutions to our customers and suppliers.
We are headquartered in Georgia, with executive offices located at 1950 Spectrum Circle, Suite 300, Marietta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S. and deliver building and industrial products to a variety of wholesale and retail customers.
We distribute products in two principal categories: structural products and specialty products. Structural products include plywood, oriented strand board, rebar and remesh, lumber, spruce, and other wood products primarily used for structural support, and walls in construction projects. Structural products represented approximately 33% of our fiscal 2019 net sales. Specialty products include engineered wood products, moulding, siding (including vinyl products), cedar, metal products (excluding rebar and remesh), and insulation. Specialty products accounted for approximately 67% of our fiscal 2019 net sales.
Recent Developments
Term Loan Facility
In October 2019, we amended our Term Loan Facility to, among other things, permit real estate sale leaseback transactions and modify the “Total Net Leverage Ratio” covenant beginning in the third quarter of 2019. The amendment also established a designated outstanding principal balance level required to maintain the modified “Total Net Leverage Ratio” covenant levels for the 2019 fourth quarter and subsequent quarters. The principal balance level was satisfied on January 31, 2020, through repayments from the real estate financing transactions described below under “Real Estate Transactions” and in Note 16 to the Consolidated Financial Statements.

On February 28, 2020, we further amended our Term Loan Facility to provide that we will not be subject to the facility’s quarterly “Total Net Leverage Ratio” covenant from and after the time, and then for so long as, the principal balance level under the facility is less than $45 million.

Revolving Credit Facility

In January 2020, we amended our Revolving Credit Facility to (i) modify the “Seasonal Period” to run from November 15, 2019, through July 15, 2020, for the calendar year 2019, and to run from December 15 of each calendar year through April 15 of each immediately succeeding calendar year for the calendar year 2020 and thereafter, and (ii) extend the measurement period in the definition of “Cash Dominion Event” from three consecutive business days to five consecutive business days. The amendment, which is described further in Note 16 to the Consolidated Financial Statements, better aligns advance rates under the facility with the seasonality associated with our business.

Real Estate Transactions
During the second quarter of 2019, we completed real estate financing transactions on two of our distribution centers. We sold these properties for gross proceeds of $45.0 million. As a result of these real estate financing transactions, we recognized financing obligations in the amount of the sales price, which will be amortized over the shorter of the lives of the leases or financing obligations. These transactions were completed through sale-leaseback arrangements, and were accounted for as financing transactions, in accordance with U.S. GAAP. Net proceeds were used to reduce our outstanding Term Loan Facility balance.
On December 31, 2019, we completed real estate financing transactions on four distribution centers for gross proceeds of $33.2 million. On January 31, 2020, we completed additional real estate financing transactions on nine distribution centers for gross proceeds of $37.0 million. And on February 28, 2020, we completed one additional real estate financing transaction transaction for gross proceeds of $8.1 million. These transactions, which were completed through sale-leaseback arrangements, were accounted for as financing transactions and we recognized financing obligations in the amount of the sales price, which will be amortized over the shorter of the lives of the leases or financing obligations under U.S. GAAP. Net proceeds from these transactions were used to further reduce our outstanding Term Loan Facility balance.
Industry Conditions
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Our operating results have historically been correlated with the level of single-family residential housing starts in the U.S. At any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence. Since 2011, the U.S. housing market has generally shown improvement. Single-family residential housing starts and permits trended upward at the end of 2019, and we believe the housing market improvement trend will continue in the long term, and that we are well-positioned to support our customers.
Our operating results are also affected by commodity pricing. During 2019, framing lumber commodity prices recovered slightly from their significant 2018 declines, but commodity prices for wood panels continued the decline that began in 2018. These commodity pricing trends negatively impacted our financial results in fiscal 2019. We continue to closely monitor these pricing trends, and work to manage our business, inventory levels, and costs, accordingly.
Factors That Affect Our Operating Results
Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	operational disruption associated with the integration of the Cedar Creek business with ours;

•	changes in the prices, supply, and/or demand for products that we distribute, including potential changes driven by the spread of contagious illnesses;

•	inventory management and commodities pricing;

•	new housing starts;

•	general economic and business conditions in the U.S.;

•	disintermediation by our customers and suppliers;

•	acceptance by our customers of our branded and privately branded products;

•	new or increased tariffs, duties (including anti-dumping and countervailing duties), and customs restrictions on the products we import;

•	financial condition and credit worthiness of our customers;

•	supply from key vendors;

•	reliability of the technologies we utilize;

•	activities of competitors;

•	changes in significant operating expenses;

•	fuel costs;

•	risk of losses associated with accidents;

•	exposure to product liability claims and other legal proceedings;

•	changes in the availability of capital and interest rates;

•	adverse weather patterns or conditions;

•	acts of cyber intrusion or other disruptions to our information technology systems;

•	variations in the performance of the financial markets, including the credit markets; and

•	the risk factors discussed under Item 1A Risk Factors and elsewhere in this Annual Report on Form 10-K.

Key Business Metrics
Net Sales
Net sales result primarily from the distribution of products to dealers, industrial manufacturers, manufactured housing producers, and home improvement retailers. All revenues recognized are net of trade allowances, cash discounts, and sales returns. In addition, we provide inventory to certain customers through pre-arranged agreements on a consignment basis. When the consigned inventory is sold by the customer, we also recognize revenue net of trade allowances. Net sales may not be comparable year-over-year due to acquisitions, closed facilities, and market-driven fluctuations in the prices of the inventories we sell.
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
Results of Operations
Fiscal 2019 Compared to Fiscal 2018

The following table sets forth our results of operations for fiscal 2019 and fiscal 2018, which both comprised 52 weeks.

	Fiscal 2019	% of Net Sales	Fiscal 2018	% of Net Sales
	(Dollars in thousands)
Net sales	$2,637,268	100.0%	$2,862,850	100.0%
Gross profit	356,915	13.5%	331,854	11.6%
Selling, general, and administrative	304,611	11.6%	319,314	11.2%
Gains from sales of property	(13,082)	(0.5)%	—	—%
Depreciation and amortization	30,232	1.1%	25,826	0.9%
Operating income (loss)	35,154	1.3%	(13,286)	(0.5)%
Interest expense, net	54,218	2.1%	47,301	1.7%
Other expense (income), net	2,544	0.1%	(380)	—%
Loss before benefit from income taxes	(21,608)	(0.8)%	(60,207)	(2.1)%
Benefit from income taxes	(3,952)	(0.1)%	(12,154)	(0.4)%
Net loss	$(17,656)	(0.7)%	$(48,053)	(1.7)%

The following table sets forth changes in net sales by product category. Prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2019	Fiscal 2018
	(In thousands)
Sales by category
Structural products	$862,270	$1,044,348
Specialty products	1,774,998	1,818,502
Total sales	$2,637,268	$2,862,850

The following table sets forth gross margin dollars and percentages by product category versus comparable prior periods. Prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2019	Fiscal 2018
	(Dollars in thousands)
Gross Profit $ by category
Structural products	$75,072	$73,047
Specialty products	281,843	270,846
Inventory adjustments (1)	—	(12,039)
Total gross profit	$356,915	$331,854
Gross margin % by category
Structural products	8.7%	7.0%
Specialty products	15.9%	14.9%
Total gross margin %	13.5%	11.6%
(1)“Inventory adjustments” includes an adjustment for lower of cost or net realizable value of $0.3 million for fiscal 2018, and an inventory acquisition step-up charge of $11.8 million for fiscal 2018.

Discussion of Results of Operations

Net sales. Net sales of $2.6 billion in fiscal 2019 decreased by 7.9%, or $0.2 billion, from fiscal 2018. The sales decrease was driven by declines in wood-based commodity prices and supplier and sales disruptions associated with our Cedar Creek integration activities, including the discontinuation of a siding program that impacted sales in 2019. The declines were partially offset by the acquisition of Cedar Creek and the inclusion of Cedar Creek’s sales revenue for all of fiscal year 2019 as opposed to the inclusion of such sales from April 13, 2018, to December 29, 2018, in the prior year.

Gross profit. Total gross profit for fiscal 2019 was $356.9 million, compared to $331.9 million in fiscal 2018. Gross margin increased to 13.5% in fiscal 2019, compared to 11.6% in fiscal 2018. Gross margin percentage increased due to greater stability in commodity prices relative to the prior year period. Gross profit increased as a result of commodity price stability, efficiencies, and cost savings gained in connection with the integration of the Cedar Creek business, and the acquisition of Cedar Creek and the inclusion of Cedar Creek’s gross profit for all of fiscal year 2019 as opposed to the inclusion of such gross profit only from April 13, 2018, to December 29, 2018, in the prior year.

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses for fiscal 2019 were $304.6 million, compared to $319.3 million, for fiscal 2018. The decrease was primarily due to: (i) approximately $10.0 million of transaction-related expenses that were incurred in the prior year period in connection with the Cedar Creek acquisition; (ii) the consolidation of overlapping locations after the Cedar Creek acquisition; and (iii) a reduction of operating costs in response to decreases in sales volumes during fiscal 2019. The decrease was partially offset by the inclusion of Cedar Creek expenses for the full year, versus the period from April 13, 2018, to December 29, 2018, in the prior year, and $9.9 million in additional logistics and third-party freight expenses related to delivery of product to our customers as we took steps to enhance customer service and operational performance.

Gains from sales of property. Total gains from sales of property in fiscal 2019 were $13.1 million. Gains from the sale and leaseback of properties in fiscal 2018 were deferred, due to the accounting rules for sale and leaseback transactions, and are amortized as a credit to SG&A expenses. The amortization of deferred gain was $4.0 million and $5.1 million in fiscal 2019 and 2018, respectively. The accounting treatment of gains from sale and leaseback transactions differs from that of outright sale transactions, as sales of property without leasebacks are allowed immediate and full gain recognition in the period of the sale.

Depreciation and amortization expense. For fiscal 2019, depreciation and amortization expense increased by $4.4 million to $30.2 million primarily due to the inclusion of Cedar Creek depreciable assets for the full year, versus the period from April 13, 2018, to December 29, 2018 in the prior year.

Interest expense, net. Interest expense for fiscal 2019 was $54.2 million, compared to $47.3 million for fiscal 2018. The increase of $6.9 million was largely attributable to a higher average debt balance over the period due to the acquisition of Cedar Creek during fiscal 2018.

Benefit from income taxes. Our effective tax rate was 18.3% and 20.2% for fiscal 2019 and fiscal 2018, respectively.

Our effective tax rate for fiscal 2019 was impacted by: (i) the effect of the valuation allowance for disallowed interest expense stemming from federal tax reforms, and separate company state income taxes; (ii) the tax benefit related to the lapse of statutes of limitations from uncertain tax positions; (iii) changes in the state effective tax rate used to value deferred tax assets; and (iv) the permanent addback of certain nondeductible expenses including executive compensation and nondeductible meals and entertainment.

Our effective tax rate for fiscal 2018 was impacted by: (i) the permanent addback of certain nondeductible expenses including transaction costs related to the Cedar Creek acquisition, executive compensation, and excess tax benefits on share-based compensation; (ii) the tax benefit related to the lapse of statutes of limitations for uncertain tax positions; (iii) the effect of the valuation allowance for separate company state income tax losses; and (iv) changes in the state effective tax rate used to value deferred tax assets.

Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations and amounts currently available from our Revolving Credit Facility. We expect that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future, including at least the next 12 months.
Sources and Uses of Cash
Operating Activities
During fiscal 2019, cash flows used in operating activities totaled $9.6 million. This cash activity was primarily driven by a net loss of $17.7 million which included a non-cash gain on sale of property of $13.1 million and changes in working capital components, including an increase in cash used by accounts payable of $15.5 million, an increase in cash provided by accounts receivable of $15.6 million, and a decrease in cash used by other assets and liabilities of $10.9 million.
Fiscal 2018 cash flows provided by operating activities totaled $41.6 million. This cash activity was primarily driven by changes in working capital components, including an increase in cash provided by accounts payable of $25.0 million, and an increase in cash provided by accounts receivable of $60.0 million, partially offset by a net loss of $48.1 million.
Investing Activities
During fiscal 2019, our net cash provided by investing activities was $21.1 million, which was substantially driven by cash received from property sales of $19.9 million, as well as cash received of $6.0 million that was held by third parties in connection with our 2018 acquisition of Cedar Creek, offset by cash paid for equipment of $4.8 million.
During fiscal 2018, our net cash used in investing activities was $242.7 million, which was substantially driven by the cash paid for the acquisition of Cedar Creek, net of cash acquired, of $348.1 million, offset by cash received from property sales and sale-leaseback transactions of $108.1 million.
Financing Activities
Net cash used in financing activities was $8.9 million during fiscal 2019, which primarily reflected repayments on our term loan of $32.4 million and net repayments on our Revolving Credit Facility of $6.8 million, offset by proceeds from real estate financing transactions of $44.9 million, and payments on finance leases of $9.9 million.
Net cash provided by financing activities was $205.4 million during fiscal 2018, which primarily reflected the addition of our new Term Loan Facility of $180.0 million, and net borrowings on our Revolving Credit Facility of $150.6 million, offset by payments of principal on our 2006 CMBS mortgage loan of $97.8 million, which were largely derived from sales of property and sale-leaseback transactions. The addition of our Term Loan Facility and increased borrowings on our Revolving Credit Facility was due to our acquisition of Cedar Creek.

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

Selected financial information
	December 28, 2019	December 29, 2018
	(In thousands)
Current assets:
Cash	$11,643	$8,939
Receivables, less allowance for doubtful accounts	192,872	208,434
Inventories, net	345,806	341,851
Other current assets	27,718	40,629
Total current assets	$578,039	$599,853

Current liabilities:
Accounts payable	$132,348	$149,188
Accrued compensation	7,639	7,974
Current maturities of long-term debt, net of discount	2,176	1,736
Finance leases - short-term	6,385	7,555
Real estate deferred gains - short-term	3,935	5,330
Operating lease liabilities - short-term	7,317	—
Other current liabilities	11,323	24,985
Total current liabilities	$171,123	$196,768

Operating working capital	$409,092	$404,821
Operating working capital increased to $409.1 million as of December 28, 2019, from $404.8 million as of December 29, 2018. The increase in operating working capital is primarily due to a decrease in accounts payable of $16.8 million and a decrease in other current liabilities of $13.7 million, offset by a decrease in receivables of $15.6 million, a decrease in other current assets of $12.9 million, and the establishment in 2019 under ASC 842 of the operating lease liabilities - short-term category of $7.3 million.
Debt and Credit Sources
As of December 28, 2019 and December 29, 2018, long-term debt consisted of the following:

		December 28,	December 29,
	Maturity Date	2019	2018
		(In thousands)
Revolving Credit Facility (net of discounts and debt issuance costs of $4.5 million and $6.0 million at December 28, 2019 and December 29, 2018, respectively)	October 10, 2022	$322,041	$327,319
Term Loan Facility (net of discounts and debt issuance costs of $8.1 million and $6.7 million at December 28, 2019 and December 29, 2018, respectively)	October 13, 2023	138,574	172,356
Total debt		460,615	499,675
Less: current portion of long-term debt		(2,176)	(1,736)
Long-term debt, net		$458,439	$497,939

Revolving Credit Facility
In April 2018 we amended and restated our Revolving Credit Facility to provide for a senior secured revolving loan and letter of credit facility of up to $600 million and an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $150 million. If we obtain the full amount of the additional increases in commitments, the Revolving Credit Facility will allow borrowings of up to $750 million. Borrowings under the Revolving Credit Facility are subject to availability under the “Borrowing Base” (as that term is defined in the Revolving Credit Facility). Letters of credit in an aggregate amount of up to $30 million are also available under the Revolving Credit Facility, which would reduce the amount of the revolving loans available under the facility. The Revolving Credit Agreement provides for interest at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.75 percent to 2.25 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.75 percent to 1.25 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.
If excess availability under the Revolving Credit Facility falls below the greater of (i) $50 million and (ii) 10 percent of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time, we will be required to maintain a fixed charge coverage ratio of 1.0 to 1.0 until excess availability has been at least the greater of (i) $50 million and (ii) 10 percent of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time for a period of 30 consecutive days.

In January 2020, we amended the Revolving Credit Facility to (i) modify the “Seasonal Period” to run from November 15, 2019, through July 15, 2020, for the calendar year 2019, and to run from December 15 of each calendar year through April 15 of each immediately succeeding calendar year for the calendar year 2020 and thereafter, and (ii) extend the measurement period in the definition of “Cash Dominion Event” from three consecutive business days to five consecutive business days. The amendment, which is described further in Note 16 to the Consolidated Financial Statements, better aligns advance rates under the facility with the seasonality associated with our business.

As of December 28, 2019, we had outstanding borrowings of $326.5 million, excess availability of $80.0 million, and a weighted average interest rate of 3.9% under our Revolving Credit Facility. As of December 29, 2018, we had outstanding borrowings of $333.3 million, excess availability of $91.7 million and a weighted average interest rate of 4.6% under the facility.

We were in compliance with all covenants under the Revolving Credit Facility as of December 28, 2019.

Term Loan Facility
In April 2018, we entered into a Credit and Guaranty Agreement with HPS Investment Partners, LLC, and other financial institutions as party thereto. The agreement provides for a Term Loan Facility of $180.0 million secured substantially by all our assets. Borrowings under the Term Loan Facility may be made as Base Rate Loans or Eurodollar Rate Loans. The Base Rate Loans will bear interest at the rate per annum equal to (i) the greatest of the (a) U.S. prime lending rate published in The Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50 percent, and (c) the sum of the Adjusted Eurodollar Rate of one month plus 1.00 percent, provided that the Base Rate shall at no time be less than 2.00 percent per annum; and (ii) plus the Applicable Margin, as described below. Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate, provided that the Adjusted Eurodollar Rate shall at no time be less than 1.00 percent per annum; plus (ii) the Applicable Margin. The Applicable Margin will be 6.00 percent with respect to Base Rate Loans and 7.00 percent with respect to Eurodollar Rate Loans.
In October 2019, we amended the Term Loan Facility to, among other things, permit real estate sale leaseback transactions and modify the “Total Net Leverage Ratio” covenant beginning in the third quarter of 2019. The amendment also established a designated outstanding principal balance level required to maintain the modified “Total Net Leverage Ratio” covenant levels for the 2019 fourth quarter and subsequent quarters. In December 2019, we amended the Term Loan Facility to extend the period for satisfying the designated outstanding principal balance level, and the principal balance level was satisfied on January 31, 2020, through repayments from real estate financing transactions as described in Note 16 to our Consolidated Financial Statements.

On February 28, 2020, we further amended our Term Loan Facility to provide that we will not be subject to the facility’s quarterly “Total Net Leverage Ratio” covenant from and after the time, and then for so long as, the principal balance level under the facility is less than $45 million.

The Term Loan Facility permits us to enter into real estate sale leaseback transactions with the net proceeds therefrom to be used for repayment of indebtedness under the facility, subject to payment of an applicable prepayment premium. In addition, proceeds from the sale of “Specified Properties” will be used for the repayment of indebtedness under the Term Loan Facility, subject to payment of an applicable prepayment premium, or, under certain circumstances, repayment of indebtedness under our Revolving Credit Facility.
The Term Loan Facility required maintenance of a total net leverage ratio of 6.25 to 1.00 for the fiscal quarter ending December 28, 2019, and such required covenant level generally reduces on a quarterly basis over the term of the Term Loan Facility.
As of December 28, 2019, we had outstanding borrowings of $146.7 million under our Term Loan Facility and a stated interest rate of 8.7 percent per annum.
We were in compliance with all covenants under the Term Loan Facility as of December 28, 2019.
2006 CMBS Mortgage Loan
Our 2006 CMBS mortgage loan, which was paid in full in the first quarter of 2018, was secured by substantially all of the Company’s owned distribution facilities and a first priority pledge of the equity in the Company’s subsidiaries which held the real property that secured the mortgage loan.
Pension Funding Obligations
We were required to make four quarterly cash contributions during 2019 and 2020 totaling approximately $1.8 million, relating to our fiscal 2019 funding year pension contributions. In 2012, we obtained a funding waiver for that plan year, which was repaid over the successive five-year period, through the 2017 funding year ending September 15, 2018, with principal and interest payments totaling approximately $0.7 million each year. In 2013, we contributed real property to the pension plan to satisfy minimum contribution requirements. Although such real property contribution was recognized for funding purposes, it was not recognized under GAAP, as this transaction did not meet the requirements to qualify as a sale under GAAP. We continue to evaluate pension funding obligations and requirements in order to meet our obligations while maintaining flexibility for working capital requirements. See Note 9 to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of December 28, 2019, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that our most critical accounting policies and estimates relate to: (1) revenue recognition; (2) our defined benefit pension plan; and (3) income taxes.
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
Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results ultimately may differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, see Note 1 to our Notes to Consolidated Financial Statements.
Revenue Recognition
We recognize revenue when the following criteria are met: (1) Contract with the customer has been identified; (2) Performance obligations in the contract have been identified; (3) Transaction price has been determined; (4) The transaction price has been allocated to the performance obligations; and (5) When (or as) performance obligations are satisfied. For us, this generally means that we recognize revenue when title to our products is transferred to our customers. Title usually transfers upon shipment to, or receipt at, our customers’ locations, as determined by the specific sales terms of each transaction. Our customers can earn certain incentives including, but not limited to, cash discounts and rebates. These incentives are deducted from revenue recognized. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance, and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates, and recorded once they have been determined.
Defined Benefit Pension Plan
We sponsor and contribute to a defined benefit pension plan. Most of the participants in the plan are inactive, with all remaining active participants no longer accruing benefits; and the plan is closed to new entrants. Management is required to make certain critical estimates related to actuarial assumptions used to determine our pension expense and related obligation. We believe the most critical assumptions are related to (1) the discount rate used to determine the present value of the liabilities and (2) the expected long-term rate of return on plan assets. All of our actuarial assumptions are reviewed annually, or upon any mid-year curtailment or settlement, should any such event occur. Changes in these assumptions could have a material impact on the measurement of our pension expense and related obligation. At each measurement date, we determine the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plan. As of December 28, 2019, and December 29, 2018, the weighted-average discount rate used to compute our benefit obligation was 3.21% and 4.37%, respectively. The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure our plan has sufficient funds to meet its benefit obligations when they become due. As a result, we periodically revise asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our pension expense was 6.00% for both fiscal 2019 and fiscal 2018.
 The impact of a 0.25% change in these critical assumptions is as follows:

Change in Assumption	Effect on 2020 Pension Expense	Effect on Accrued Pension Liability at December 28, 2019
	(In thousands)
0.25% decrease in discount rate	$(30)	$3,104
0.25% increase in discount rate	$30	$(2,890)
0.25% decrease in expected long-term rate of return on assets	$204	$—
0.25% increase in expected long-term rate of return on assets	$(204)	$—
As almost all of the participants in the pension plan are inactive, we amortize actuarial gains and losses over the estimated average remaining life expectancy of the inactive participants, rather than the estimated average remaining service period of the active participants. The sensitivity analysis presented above reflects these assumptions.
Income Taxes
Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings, and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to Note 6 of the Notes to Consolidated Financial Statements.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carryback years (if permitted), and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. As of December 28, 2019, positive evidence continues to outweigh negative evidence, so no valuation allowance was deemed necessary except to the extent of our disallowed interest expense and our separate company state NOLs. The valuation allowances related to our disallowed interest expense and separate company state NOLs approximate $4.8 million and $11.4 million, respectively, for a total of approximately $16.2 million of valuation allowance. See Note 6 of the Notes to Consolidated Financial Statements.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ deficit for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2019 and December 29, 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 11, 2020 expressed an unqualified opinion thereon.
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

Atlanta, Georgia
March 11, 2020

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 28, 2019	December 29, 2018
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$11,643	$8,939
Receivables, less allowances of $3,236 and $3,656, respectively	192,872	208,434
Inventories, net	345,806	341,851
Other current assets	27,718	40,629
Total current assets	578,039	599,853
Property and equipment:
Land and land improvements	21,409	21,454
Buildings	167,249	174,138
Machinery and equipment	117,682	111,680
Construction in progress	1,727	1,126
Property and equipment, at cost	308,067	308,398
Accumulated depreciation	(112,299)	(103,285)
Property and equipment, net	195,768	205,113
Operating lease right-of-use assets	54,408	—
Goodwill	47,772	47,772
Intangible assets, net	26,384	35,222
Deferred tax assets	53,993	52,645
Other non-current assets	15,061	19,284
Total assets	$971,425	$959,889
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$132,348	$149,188
Accrued compensation	7,639	7,974
Current maturities of long-term debt, net of discount and debt issuance costs of $74 and $64, respectively	2,176	1,736
Finance leases - short-term	6,385	7,555
Real estate deferred gains - short-term	3,935	5,330
Operating lease liabilities - short-term	7,317	—
Other current liabilities	11,323	24,985
Total current liabilities	171,123	196,768
Non-current liabilities:
Long-term debt, net of discount and debt issuance costs of $12,481 and $12,665, respectively	458,439	497,939
Finance leases - long-term	146,611	143,486
Real estate financing obligation	44,914	—
Real estate deferred gains - long-term	81,886	86,011
Operating lease liabilities - long-term	47,091	—
Pension benefit obligation	23,420	26,668
Other non-current liabilities	24,024	23,680
Total liabilities	997,508	974,552
Commitments and contingencies - Note 14
STOCKHOLDERS’ DEFICIT
Common Stock, $0.01 par value, Authorized - 20,000,000 shares, Issued and Outstanding - 9,365,768 and 9,293,794, respectively	94	92
Additional paid-in capital	260,974	258,596
Accumulated other comprehensive loss	(34,563)	(37,129)
Accumulated stockholders’ deficit	(252,588)	(236,222)
Total stockholders’ deficit	(26,083)	(14,663)
Total liabilities and stockholders’ deficit	$971,425	$959,889

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Fiscal Year Ended December 28, 2019	Fiscal Year Ended December 29, 2018
	(In thousands, except per share data)
Net sales	$2,637,268	$2,862,850
Cost of sales	2,280,353	2,530,996
Gross profit	356,915	331,854
Operating expenses:
Selling, general, and administrative	304,611	319,314
Gains from sales of property	(13,082)	—
Depreciation and amortization	30,232	25,826
Total operating expenses	321,761	345,140
Operating income (loss)	35,154	(13,286)
Non-operating expenses (income):
Interest expense	54,218	47,301
Other expense (income), net	2,544	(380)
Loss before benefit from income taxes	(21,608)	(60,207)
Benefit from income taxes	(3,952)	(12,154)
Net loss	$(17,656)	$(48,053)

Basic loss per share	$(1.89)	$(5.21)
Diluted loss per share	$(1.89)	$(5.21)

Comprehensive loss:
Net loss	$(17,656)	$(48,053)
Other comprehensive income (loss):
Foreign currency translation, net of tax	6	(14)
Amortization of unrecognized pension gain (loss), net of tax	2,560	(608)
Total other comprehensive income (loss)	2,566	(622)
Comprehensive loss	$(15,090)	$(48,675)

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 28, 2019	Fiscal Year Ended December 29, 2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(17,656)	$(48,053)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Benefit from income taxes	(3,952)	(12,154)
Depreciation and amortization	30,232	25,826
Amortization of debt issuance costs	3,323	2,884
Gains from sales of property	(13,082)	—
Pension expense	3,011	7,660
Share-based compensation	2,592	8,474
Amortization of deferred gain	(3,960)	(5,069)
Other	243	835
Changes in operating assets and liabilities:
Accounts receivable	15,562	60,007
Inventories	(3,955)	4,887
Accounts payable	(15,493)	24,982
Prepaid assets	6,282	3,515
Quarterly pension contributions	(1,791)	(3,986)
Other assets and liabilities	(10,921)	(28,252)
Net cash (used in) provided by operating activities	(9,565)	41,556
Cash flows from investing activities:
Acquisition of business, net of cash acquired	6,009	(348,060)
Property and equipment investments	(4,791)	(2,724)
Proceeds from disposition of assets	19,931	108,051
Net cash provided by (used in) investing activities	21,149	(242,733)
Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(211)	(3,020)
Repayments on revolving credit facilities	(656,596)	(729,423)
Borrowings from revolving credit facilities	649,788	880,042
Repayments on term loan	(32,426)	(900)
Borrowings on term loan	—	180,000
Principal payments on mortgage	—	(97,847)
Proceeds from real estate financing transactions	44,914	—
Payments on finance lease obligations (principal)	(9,853)	(7,497)
Change in outstanding payments	(1,347)	(4,177)
Debt financing costs	(3,149)	(11,758)
Net cash (used in) provided by financing activities	(8,880)	205,420
Increase in cash	2,704	4,243
Cash, beginning of period	8,939	4,696
Cash, end of period	$11,643	$8,939

Supplemental Cash Flow Information
Net income tax payments during the period	$2,991	$2,643
Interest paid during the period	$47,321	$37,326
Noncash transactions:
Property and equipment under finance leases	$15,041	$95,820

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit) Total
	Shares	Amount
	(In thousands)
Balance, December 30, 2017	9,101	$91	$259,588	$(36,507)	$(188,170)	$35,002
Net loss	—	—	—	—	(48,053)	(48,053)
Foreign currency translation, net of tax	—	—	—	(14)	—	(14)
Unrealized loss from pension plan, net of tax	—	—	—	(608)	—	(608)
Vesting of restricted stock units	287	1	—	—	—	1
Compensation related to share-based grants	—	—	1,900	—	—	1,900
Repurchase of shares to satisfy employee tax withholdings	(94)	—	(2,879)	—	—	(2,879)
Other	—	—	(13)	—	1	(12)
Balance, December 29, 2018	9,294	92	258,596	(37,129)	(236,222)	(14,663)
Net loss	—	—	—	—	(17,656)	(17,656)
Adoption of ASC 842, net of tax	—	—	—	—	1,291	1,291
Foreign currency translation, net of tax	—	—	—	6	—	6
Unrealized gain from pension plan, net of tax	—	—	—	2,560	—	2,560
Vesting of restricted stock units	82	2	—	—	—	2
Compensation related to share-based grants	—	—	2,592	—	—	2,592
Repurchase of shares to satisfy employee tax withholdings	(10)	—	(211)	—	—	(211)
Other	—	—	(3)	—	(1)	(4)
Balance, December 28, 2019	9,366	$94	$260,974	$(34,563)	$(252,588)	$(26,083)

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
Fiscal years 2019 and 2018 were each comprised of 52 weeks. Our fiscal year ends on the Saturday closest to December 31 of that fiscal year, and may comprise 53 weeks in certain years.
Use of Estimates
We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with U.S. GAAP. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates.
Subsequent Events

We evaluated subsequent events through the date that our Consolidated Financial Statements were issued. Except as described in Note 16, no matters were identified that required adjustment of the Consolidated Financial Statements or additional disclosure.

Recent Accounting Standards - Recently Issued

Credit Impairment Losses. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326).” This ASU sets forth a current expected credit loss (“CECL”) model which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model, is applicable to the measurement of credit losses on financial assets measured at amortized cost, and applies to some off-balance sheet credit exposures. The standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. ASU 2019-10 extended the effective date to interim and annual periods beginning after December 15, 2022, for certain public business entities, including smaller reporting companies. We have not completed our assessment of the standard, but we do not expect adoption of the standard to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, “Fair Value (“FV”) Measurement (Topic 820).” In addition to making certain modifications, the standard removes the requirements to disclose: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the FV hierarchy; (ii) the policy for timing transfers between levels; and (iii) the valuation process for Level 3 FV measurements. The standard will require public entities to disclose: (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 FV measurements held at the end of the reporting period; and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 FV measurements. The additional disclosure requirements should be applied prospectively for the most recent interim or annual period presented in the fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. The amendments in this standard are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, and an entity may early adopt the removed or modified disclosures and delay the adoption of new disclosures until the effective date. We have not completed our assessment of the standard, but we do not expect adoption of the standard to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Defined Benefit Pension Plan. In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement-Benefits-Defined Benefit Plans-General (Subtopic 715-20).” The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing six previously required disclosures and adding two. The amendments also clarify certain disclosure requirements. The amendments in this standard are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We have not completed our assessment of the standard, but we do not expect adoption of the standard to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Income Taxes. In December 2019, the FASB issued ASU No.2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in this standard are effective for interim periods and fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently assessing the impact of the new guidance, but do not expect it to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Recent Accounting Standards - Recently Adopted
Leases. In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Topic 842 establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a corresponding lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged. We adopted this standard, and all related amendments thereto, effective December 30, 2018, the first day of our 2019 fiscal year, using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. The adoption of Topic 842 had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated statements of operations and comprehensive loss. There also was no impact to our debt covenant calculations. The most significant impact was the recognition of right-of-use assets and corresponding lease liabilities of $57.5 million on the consolidated balance sheet. Additionally, $1.7 million of deferred gains associated with sale-leaseback transactions was recorded as a cumulative-effect adjustment to accumulated deficit. See Note 13 “Lease Commitments” for additional disclosures regarding our lease commitments.
Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220).” This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) (“AOCI”) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. We adopted this standard effective December 30, 2018, the first day of our 2019 fiscal year. We did not exercise the option to make this reclassification.
Goodwill. In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350).” This standard is intended to simplify the test for goodwill impairments by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new ASU, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We elected to early adopt this standard effective the first day of the fourth quarter of 2019, which corresponds with the date of our annual goodwill impairment testing date. The adoption of the standard did not have a material impact on Company's consolidated financial position, results of operations, or cash flows.
Cloud Computing Arrangements. In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal Use-Software (Subtopic 350-40).” This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). We early adopted this standard effective December 30, 2018, the first day of our 2019 fiscal year and did so prospectively. Costs that have been recorded have been classified as other current and other non-current assets. The adoption of the standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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
Leases

We are the lessee in a lease contract when we obtain the right to control an asset associated with a particular lease. For operating leases, we record a right-of-use ("ROU") asset that represents our right to use an underlying asset for the lease term, and a corresponding lease liability that represents our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Financing ROU assets associated with finance leases are included in property and equipment. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component. See Note 13 for further discussion.

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

Shipping and Handling

Outbound shipping and handling costs included in “Selling, general, and administrative” expenses were $133.6 million and $121.8 million for fiscal 2019 and fiscal 2018, respectively.
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
Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for land improvements, buildings, and machinery and equipment range from 7 to 15 years, 15 to 33 years, and 3 to 7 years, respectively. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income.
Income Taxes

We account for deferred income taxes using the liability method. Accordingly, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. All deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheet. A valuation allowance is recorded to reduce deferred tax assets when necessary. For additional information about our income taxes, see Note 6, “Income Taxes.”
Insurance and Self-Insurance

For fiscal 2019 and 2018, the Company was insured for its non-union and certain unionized employee health benefits. Health benefits for some unionized employees for fiscal 2019 and 2018 were paid directly to a union trust, depending upon the union-negotiated benefit arrangement.
For fiscal 2019 and 2018, the Company was self-insured, up to certain limits, for workers’ compensation losses, general liability, and automotive liability losses, all subject to varying “per occurrence” retentions or deductible limits. The Company provides for estimated costs to settle both known claims and claims incurred but not yet reported by making periodic prepayments, considering our retention and stop loss limits. Liabilities of the Company associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to us, as well as industry-wide loss experience and other actuarial assumptions. We determine our insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities, and in the case of workers’ compensation, a significant period of time elapses before the ultimate resolution of claims, differences between actual future events, and prior estimates and assumptions could result in adjustments to these liabilities. The Company has deposits on hand with certain third-party insurance administrators and insurance carriers to cover its obligation for future payment of claims. These deposits are recorded in other current and non-current assets in our consolidated balance sheets.
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

Cedar Creek was established in 1977 as a wholesale building materials distribution company that distributes wood products across the United States. Its products include specialty lumber, oriented strand board, siding, cedar, spruce, engineered wood products, and other building products.

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

Pro Forma
Fiscal 2018
(In thousands, except per share data)
Net sales	$3,262,433
Net loss	(18,129)
Loss per common share:
Basic	$(1.96)
Diluted	(1.96)

The pro forma amounts above have been calculated in accordance with U.S. GAAP after applying the Company's accounting policies, which assigns certain acquisition costs to the reporting period prior to the acquisition. As a result, an inventory step-up adjustment for $11.8 million and transaction costs for $44.3 million were attributed to the 2017 pro forma period. Due to the pro forma net loss for fiscal year ended December 29, 2018, incremental shares from share-based compensation arrangements of 38,137 were excluded from the computation of diluted weighted average shares outstanding, because their effect would be anti-dilutive. The pro forma amounts do not include any potential synergies, cost savings, or other expected benefits of the acquisition, are presented for illustrative purposes only, and are not necessarily indicative of results that would have been achieved had the acquisition occurred as of January 1, 2017, or of future operating performance.

As part of the acquisition, a total of $7.1 million was withheld from the purchase price and placed in escrow with certain third parties to serve as a source of recovery for certain potential indemnification claims under the Merger Agreement. As of the end of 2018, amounts held in escrow were $6.0 million. The remaining amounts were distributed from escrow in January 2019 to the Company and former stockholders of Cedar Creek..
The purchase price of Cedar Creek consisted of the following items:

(In thousands)
Consideration paid to shareholders and amounts paid to creditors:
Payments to Cedar Creek shareholders(1)	$166,447
Subordinated unsecured note (due to shareholder)(2)	13,743
Seller’s transaction costs paid by Company	7,349
Add: pay off of Cedar Creek debt(3)	174,213
Total preliminary cash purchase price	$361,752

(1) Payments to Cedar Creek’s shareholders include the purchase of common stock and certain escrow adjustments.

(2) The Cedar Creek note payable to a shareholder of $13.7 million was paid in full upon the acquisition of Cedar Creek and included $10 million in subordinated debt and $3.7 million in accrued interest.

(3) To finance the acquisition of Cedar Creek, the Company amended and restated its Revolving Credit Facility to increase the availability thereunder to $600.0 million and also entered into a new $180.0 million senior secured Term Loan Facility (See Note 9).

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

When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments, and assumptions. The following table summarizes the values of the assets acquired and liabilities assumed at the date of the acquisition:

Allocation as of December 29, 2018
(In thousands)
Cash and net working capital assets (excluding inventory)	$88,318
Inventory	159,227
Property and equipment	71,203
Other, net	(1,395)
Intangible assets and goodwill:
Customer relationships	25,500
Non-compete agreements	8,254
Trade names	6,826
Favorable leasehold interests	800
Goodwill	47,772
Capital leases and other liabilities	(44,753)
Cash purchase price	$361,752

3. Revenue Recognition
We recognize revenue when the following criteria are met: (1) Contract with the customer has been identified; (2) Performance obligations in the contract have been identified; (3) Transaction price has been determined; (4) The transaction price has been allocated to the performance obligations; and (5) When (or as) performance obligations are satisfied.

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

In 2019, we changed our internal product hierarchy. The following table presents our revenues disaggregated by revenue source. Prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products. Sales and usage-based taxes are excluded from revenues.

	Fiscal Year Ended
	December 28, 2019	December 29, 2018
	(In thousands)
Structural products	$862,270	$1,044,348
Specialty products	1,774,998	1,818,502
Total net sales	$2,637,268	$2,862,850

Also due to the acquisition and integration of Cedar Creek, our reload sales are less distinct from warehouse sales as they have been classified in prior periods. The following table presents our revenues disaggregated by sales channel. Prior year amounts have been reclassified to conform to the current year revenues disaggregated by sales channel. Sales and usage-based taxes are excluded from revenues.

	Fiscal Year Ended
	December 28, 2019	December 29, 2018
	(In thousands)
Warehouse and reload	$2,206,260	$2,373,928
Direct	470,786	526,900
Cash discounts and rebates	(39,778)	(37,978)
Total net sales	$2,637,268	$2,862,850

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general, and administrative expense.

We have made an accounting policy election to treat outbound shipping and handling activities as an expense.
4. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek, we acquired certain intangible assets. As of December 28, 2019, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired and liabilities assumed under acquisition accounting for business combinations.
During the year ended December 29, 2018, we allocated the fair values of assets acquired and liabilities assumed in the acquisition of Cedar Creek, and recognized $47.8 million in goodwill.
Goodwill is not subject to amortization, but must be tested for impairment at least annually. As of September 29, 2019, the first day of our fourth quarter and our designated goodwill impairment testing date, we early adopted ASU 2017-04. This standard is intended to simplify the test for goodwill impairments by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the ASU, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Our one reporting unit has a negative carrying amount of net assets, and based on management’s assessment, no impairment was indicated for fiscal 2019.
In addition, we will evaluate the carrying value of goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization.
Definite-Lived Intangible Assets
At December 28, 2019, in connection with the acquisition of Cedar Creek, we had definite-lived intangible assets that related to customer relationships, noncompete agreements, and trade names.
At December 28, 2019, the gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets were as follows:

	Gross Carrying Amounts	Accumulated Amortization	(1)	Net Carrying Amounts
	(In thousands)
Customer relationships	$25,500	$(6,770)		$18,730
Noncompete agreements	8,254	(3,532)		4,722
Trade names	6,826	(3,894)		2,932
Total	$40,580	$(14,196)		$26,384

(1) Intangible assets except customer relationships are amortized on straight line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
The weighted average estimated useful life remaining for customer relationships, noncompete agreements, and trade names is approximately 10 years, 2 years, and 1 year, respectively. Amortization expense for the definite-lived intangible assets was $8.1 million and $6.2 million for the years ended December 28, 2019, and December 29, 2018, respectively.
Estimated annual amortization expense for definite-lived intangible assets over the next five fiscal years is as follows:

Estimated Amortization
(In thousands)
2020	$7,461
2021	4,973
2022	3,111
2023	1,807
2024	1,505

5. Assets Held for Sale and Net Gain on Disposition
In fiscal 2019, we designated certain non-operating properties as held for sale. At the time of designation, we ceased recognizing depreciation expense on these assets. As of December 28, 2019, three properties were designated as held for sale, and, as of December 29, 2018, seven properties had been designated as held for sale. As of December 28, 2019, and December 29, 2018, the net book value of total assets held for sale was $1.1 million and $3.1 million, respectively, and was included in “Other current assets” in our Consolidated Balance Sheets. Properties held for sale as of December 28, 2019, consisted of three former distribution facilities located in the Midwest and Southeast. We plan to sell these properties within the next 12 months. We continue to actively market all properties that are designated as held for sale.
During the year ended December 28, 2019, we sold five non-operating distribution facilities previously designated as “held for sale,” as well as certain equipment. We recognized a gain of $13.1 million in the Consolidated Statements of Operations as a result of these sales.

6. Income Taxes
Our (benefit from) provision for income taxes consisted of the following:

	Fiscal Year Ended December 28, 2019	Fiscal Year Ended December 29, 2018
	(In thousands)
Federal income taxes:
Current	$35	$(99)
Deferred	(3,202)	(13,092)
State income taxes:
Current	(403)	3,786
Deferred	(382)	(2,749)
Benefit from income taxes	$(3,952)	$(12,154)

The federal statutory income tax rate was 21%. Our benefit from income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year Ended December 28, 2019	Fiscal Year Ended December 29, 2018
	(In thousands)
Benefit from income taxes computed at the federal statutory tax rate	$(4,538)	$(12,643)
Benefit from state income taxes, net of federal benefit	(1,752)	(2,498)
Valuation allowance change	4,256	1,974
Transaction costs	—	1,327
Nondeductible executive compensation	67	936
Share-based compensation - excess tax benefit	—	(1,494)
Other nondeductible items	354	344
Prior period true-up	(382)	—
Uncertain tax positions	(1,514)	(951)
Tax rate change used to measure deferred taxes	(433)	681
Other	(10)	170
Benefit from income taxes	$(3,952)	$(12,154)

The change in valuation allowance noted above is exclusive of items that do not impact income from continuing operations, but are reflected in the change in deferred income tax assets and liabilities in the Consolidated Balance Sheets as disclosed in the components of net deferred income tax assets table below.

In accordance with the intraperiod tax allocation provisions of U.S. GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax expense or benefit that should be allocated between continuing operations and other comprehensive income. In fiscal year 2019, there is a tax benefit allocated to the loss from continuing operations and tax expense allocated to the income from other comprehensive income.  For fiscal 2018, there was no intraperiod tax allocation since there was a loss in continuing operations along with a loss in other comprehensive income.  While the income tax provision from continuing operations is reported in our Consolidated Statements of Operations and Comprehensive Loss, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive loss, which is a component of stockholders’ deficit.

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

In our evaluation of the weight of available evidence at the end of fiscal 2019, we considered the recent reported loss generated in the current year and prior year (adjusted for unusual one-time items) and income generated in 2017, including the prior year income from Cedar Creek, which resulted in a three-year cumulative income situation as positive evidence which carried substantial weight. While this was substantial, it was not the only evidence we evaluated. We also considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence. The evidence considered included:

•	future reversals of existing taxable temporary differences;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	taxable income in prior carryback years, if carryback is permitted under the tax law; and

•	tax planning strategies.

At the end of fiscal 2019 and 2018, in our evaluation of the weight of available evidence, we concluded that the weight of the positive evidence outweighed the negative evidence. In addition to the positive evidence discussed above, we considered as positive evidence forecasted future taxable income, the detail scheduling of the timing of the reversal of our deferred tax assets and liabilities, and the evidence from business and tax planning strategies described below. For fiscal 2019, we have, however, recorded valuation allowances for the amount of disallowed interest calculated pursuant to the changes made by the Tax Cuts and Jobs Act of 2017 (“The Tax Act”) in the amount of $4.8 million. The remaining valuation allowance of $11.4 million was primarily related to separate company state net operating loss carryforwards. For fiscal 2018, the valuation allowance of $12.3 million was primarily related to separate company state net operating loss carryforwards. Although we believe our estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgments. We believe that the change in control under Internal Revenue Code Section 382, resulting from the completion of the secondary offering on October 23, 2017, will not cause any of our federal net operating losses to expire unused as management has been effectively implementing a real estate strategy involving the sale and leaseback of real estate that is further supported by the transactions involving four warehouses in January 2018 and two warehouses during 2019. Subsequent to December 28, 2019, the Company executed three more transactions, involving a total of 14 more locations (See Notes 13 and 16 for more detail). Additionally, the acquisition of Cedar Creek did not generate any limitations under Section 382 on Cedar Creek’s tax assets.

The components of our net deferred income tax assets are as follows:

	December 28, 2019	December 29, 2018
	(In thousands)
Deferred income tax assets:
Inventory reserves	$2,525	$2,826
Compensation-related accruals	3,523	4,717
Accruals and reserves	149	339
Accounts receivable	628	586
Interest expense limitation	4,767	3,169
Property and equipment	32,080	21,547
Operating lease liability	13,820	—
Pension	7,594	8,031
Benefit from NOL carryovers (1)	25,731	32,325
Other	540	418
Total gross deferred income tax assets	91,357	73,958
Less: valuation allowances	(16,194)	(12,348)
Total net deferred income tax assets	75,163	61,610
Deferred income tax liabilities:
Intangible assets	(7,107)	(8,665)
Operating lease asset	(13,820)	—
Other	(243)	(300)
Total deferred income tax liabilities	(21,170)	(8,965)
Deferred income tax asset, net	$53,993	$52,645

(1)	Our federal NOL carryovers are $61.8 million, and will expire in 11 to 16 years. Our state NOL carryovers are $241.3 million, and will expire in 1 to 20 years.

Activity in our deferred tax asset valuation allowance for fiscal 2019 and 2018 was as follows:

	Fiscal Year Ended December 28, 2019	Fiscal Year Ended December 29, 2018
	(In thousands)
Balance as of beginning of the year	$12,348	$10,415
Valuation allowance provided for taxes related to:
Loss before income taxes	3,846	1,933
Balance as of end of the year	$16,194	$12,348

We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. These balances are included in other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the activity related to our gross unrecognized tax benefits:

	2019	2018
	(In thousands)
Balance at beginning of fiscal year	$5,843	$184
Additions for tax positions in prior years	—	6,663
Reductions due to lapse of applicable statute of limitations	(1,598)	(1,004)
Balance at end of fiscal year	$4,245	$5,843

Included in the unrecognized tax benefits as of December 28, 2019, and December 29, 2018, were $4.0 million and $5.5 million, respectively, of tax benefits that, if recognized, would reduce our annual effective tax rate for fiscal 2018. For fiscal 2019, we accrued interest related to these unrecognized tax benefits of $0.2 million, all of which is reported in “Interest expense” in our Consolidated Statements of Operations and Comprehensive Loss. For fiscal 2018, we also accrued interest related to these unrecognized tax benefits of $0.9 million, of which $0.3 million of this amount is reported in “Interest expense” in our Consolidated Statement of Operations and Comprehensive Loss. The remaining $0.6 million of interest, as well as the gross addition for tax positions in prior years of $6.7 million disclosed above in the tabular reconciliation, were recorded through goodwill as part of the purchase accounting for the acquisition of Cedar Creek. No penalties were accrued for either fiscal 2019 or 2018. We believe that it is reasonably possible that approximately $0.9 million of our remaining unrecognized tax benefit may be recognized by the end of fiscal 2020 as a result of a lapse of statute of limitations.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2016 through 2019 tax years generally remain subject to examination by federal and most state and foreign tax authorities.

7. Long-Term Debt
As of December 28, 2019, and December 29, 2018, long-term debt consisted of the following:

		December 28,	December 29,
	Maturity Date	2019	2018
		(In thousands)
Revolving Credit Facility (net of discounts and debt issuance costs of $4.5 million and $6.0 million at December 28, 2019 and December 29, 2018, respectively)	October 10, 2022	$322,041	$327,319
Term Loan Facility (net of discounts and debt issuance costs of $8.1 million and $6.7 million at December 28, 2019 and December 29, 2018, respectively)	October 13, 2023	138,574	172,356
Total debt		460,615	499,675
Less: current portion of long-term debt		(2,176)	(1,736)
Long-term debt, net		$458,439	$497,939

Revolving Credit Facility
In April 2018, we entered into an Amended and Restated Credit Agreement, with certain of our subsidiaries as borrowers (together with us, the “Borrowers”) or guarantors thereunder, Wells Fargo Bank, National Association, in its capacity as administrative agent (“Wells Fargo”), and certain other financial institutions party thereto. The Amended and Restated Credit Agreement was further amended in January 2020, as described in Note 16 (as amended, the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a senior secured asset-based revolving loan and letter of credit facility (the “Revolving Credit Facility”) of up to $600 million and an uncommitted accordion feature that permits the Borrowers, with consent of the lenders, to increase the facility by an aggregate additional principal amount of up to $150 million, which will allow borrowings of up to $750 million under the Revolving Credit Facility. Letters of credit in an aggregate amount of up to $30 million are also available under the Revolving Credit Agreement, which would reduce the amount of the revolving loans available under the Revolving Credit Facility. The maturity date of the Revolving Credit Agreement is October 10, 2022. The Borrowers’ obligations under the Revolving Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items.
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
As of December 28, 2019, we had outstanding borrowings of $326.5 million, excess availability of $80.0 million, and a weighted average interest rate of 3.9% under our Revolving Credit Facility. As of December 29, 2018, we had outstanding borrowings of $333.3 million, excess availability of $91.7 million, and a weighted average interest rate of 4.6%.
We were in compliance with all covenants under the Revolving Credit Agreement as of December 28, 2019.
Term Loan Facility
In April 2018, in connection with the acquisition of Cedar Creek, we entered into a Credit and Guaranty Agreement by and among the Company, as borrower, certain of our subsidiaries, as guarantors, HPS Investment Partners, LLC, as administrative agent and collateral agent (“HPS”) and certain other financial institutions as parties thereto. In October 2019, the Credit and Guaranty Agreement was amended to, among other things, permit real estate sale leaseback transactions and modify the “Total Net Leverage Ratio” beginning in the third quarter of 2019. The Credit and Guaranty Agreement was further amended in January 2020, and February 2020, as described in Note 16 (as amended, the “Term Loan Agreement”). The Term Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of $180 million (the “Term Loan Facility”). The maturity date of the Term Loan Agreement is October 13, 2023. The proceeds from the Term Loan Facility were used to fund a portion of the cash consideration payable in connection with the acquisition of Cedar Creek and to fund transaction costs in connection with the acquisition and the Term Loan Facility.
In connection with the Term Loan Agreement, the Company and certain of our subsidiaries also entered into a Pledge and Security Agreement with HPS (the “Term Loan Security Agreement”). Pursuant to the Term Loan Security Agreement and other “Collateral Documents” (as such term is defined in the Term Loan Agreement), the obligations under the Term Loan

Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets, including inventories, accounts receivable, real property, and proceeds from those items.
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
Borrowings under the Term Loan Agreement may be made as Base Rate Loans or Eurodollar Rate Loans. The Base Rate Loans bear interest at the rate per annual equal to: (i) the greatest of the (a) U.S. prime lending rate published in The Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50 percent, and (c) the sum of the Adjusted Eurodollar Rate of one month plus 1.00 percent, provided that the Base Rate shall at no time be less than 2.00 percent per annum; and (ii) plus the Applicable Margin, as described below. Eurodollar Rate Loans bear interest at the rate per annum equal to: (i) the ICE Benchmark Administration LIBOR Rate, provided that the Adjusted Eurodollar Rate shall at no time be less than 1.00 percent per annum; plus (ii) the Applicable Margin. The Applicable Margin is 6.00 percent with respect to Base Rate Loans and 7.00 percent with respect to Eurodollar Rate Loans.
The Term Loan Agreement also contains representations, warranties, and affirmative and negative covenants customary for financing transactions of this type, and customary events of default.
The Term Loan Facility requires maintenance of a total net leverage ratio of 6.25 to 1.00 for the quarter ending December 28, 2019, and such required covenant level generally reduces over the term of the Term Loan Facility as set forth in the Term Loan Agreement.
As of December 28, 2019, we had outstanding borrowings of $146.7 million under our Term Loan Facility and a stated interest rate of 8.7 percent per annum.
We were in compliance with all covenants under the Term Loan Facility as of December 28, 2019.
Our remaining scheduled principal payments of the Term Loan through 2023 as of December 28, 2019, is as follows:

(In thousands)
2020	$2,250
2021	1,800
2022	1,800
Thereafter	140,824

Subsequent to the end of fiscal 2019, we used proceeds from our real estate financing transactions to reduce the remaining scheduled principal payments by $68.7 million. As a result, required principal payments after 2022 were reduced to approximately $72.0 million.
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
9. Employee Benefits
Single-Employer Defined Benefit Pension Plan
We sponsor a noncontributory defined benefit pension plan administered solely by us (the “pension plan”). Most of the participants in the plan are inactive, with all remaining active participants no longer accruing benefits, and the plan is closed to new entrants. Our funding policy for the pension plan is based on actuarial calculations and the applicable requirements of federal law. Benefits under the pension plan primarily are related to years of service.
The following tables set forth the change in projected benefit obligation and the change in plan assets for the pension plan:

	December 28, 2019	December 29, 2018
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$107,909	$118,812
Service cost	190	534
Interest cost	3,730	3,853
Actuarial loss (gain)	11,156	(9,732)
Curtailment gain	(349)	—
Benefits paid	(15,610)	(5,558)
Projected benefit obligation at end of period	107,026	107,909
Change in plan assets:
Fair value of assets at beginning of period	81,241	88,452
Actual return (loss) on plan assets	15,464	(6,321)
Employer contributions	2,511	4,668
Benefits paid	(15,610)	(5,558)
Fair value of assets at end of period	83,606	81,241
Net unfunded status of plan	$(23,420)	$(26,668)

We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to AOCI, net of tax. On

December 28, 2019, we measured the fair value of our plan assets and benefit obligations. As of December 28, 2019, and December 29, 2018, the net unfunded status of our benefit plan was $23.4 million and $26.7 million, respectively.
Lump sum payout. During 2019, we amended the BlueLinx Corporation Hourly Retirement Plan in order to offer a lump sum payout option to certain terminated vested participants in the plan whose present value of benefit payments exceeded $5,000. This option was available to these participants from September 1, 2019, through October 25, 2019, with a payment date of November 1, 2019. Total lump sum payments under this option were $9.7 million, and were funded with existing plan assets. The lump sum payments decreased our projected benefit obligation by approximately $12.2 million. Because the amount that was settled was greater than the sum of the service cost and interest cost, we incurred settlement expense of $2.8 million.
Starting in 2018, we have elected to utilize a full yield curve approach in the estimation service and interest cost components for pension (income)/expense recognized during the fiscal year by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant projected cash flows. We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of our total benefit obligations.
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
The net adjustment to other comprehensive income (loss) for fiscal 2019 and fiscal 2018, was a $2.6 million gain and a $0.6 million loss, respectively, primarily from the net actuarial gain (loss) for those fiscal periods.
The decrease in the unfunded obligation for the fiscal year was approximately $3.3 million and was primarily comprised of $11.2 million of actuarial losses, $15.5 million of investment gains, $2.5 million of pension contributions, and a charge of $3.9 million due to current year service and interest cost. The net periodic pension credit was $0.1 million in fiscal 2019, from a cost of $0.2 million in fiscal 2018, driven primarily by a reduction in investment returns associated with the matching duration of return seeking assets.
The unfunded status recorded as Pension Benefit Obligation on our Consolidated Balance Sheets for the pension plan is set forth in the following table, along with the unrecognized actuarial loss, which is presented as part of Accumulated Other Comprehensive Loss:

	December 28, 2019	December 29, 2018
	(In thousands)
Unfunded status	$(23,420)	$(26,668)
Unrecognized actuarial loss	31,221	34,699
Net amount recognized	$7,801	$8,031
Amounts recognized on the balance sheet consist of:
Accrued pension liability	$(23,420)	$(26,668)
Accumulated other comprehensive loss (pre-tax)	31,221	34,699
Net amount recognized	$7,801	$8,031

The portion of estimated net loss for the pension plan that is expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year is approximately $1.0 million.
The accumulated benefit obligation for the pension plan was $107.0 million and $107.4 million at December 28, 2019, and December 29, 2018, respectively.

Net periodic pension cost (credit) for the pension plan included the following:

	Fiscal Year Ended December 28, 2019	Fiscal Year Ended December 29, 2018
	(In thousands)
Service cost	$190	$534
Interest cost on projected benefit obligation	3,730	3,853
Expected return on plan assets	(5,162)	(5,309)
Amortization of unrecognized loss	1,158	1,084
Net periodic pension cost (credit)	$(84)	$162

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	December 28, 2019	December 29, 2018
Projected benefit obligation:
Discount rate	3.21%	4.37%
Average rate of increase in future compensation levels	Graded 5.5-2.5%	Graded 5.5-2.5%
Net periodic pension cost:
Discount rate	3.20%	3.69%
Average rate of increase in future compensation levels	Graded 5.5-2.5%	Graded 5.5-2.5%
Expected long-term rate of return on plan assets	6.00%	6.00%

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
Projected return on plan assets. Pension plan assets are managed under a balanced portfolio allocation policy comprised of two major components: a return-seeking portion and a liability-matching portion. The expected role of return-seeking investments is to achieve a reasonable long-term growth of pension assets with a prudent level of risk, while the role of liability-matching investments is to provide a partial hedge against liability performance associated with changes in interest rates. The objective within return-seeking investments is to achieve asset diversity in order to balance return and volatility. We employ a designated fiduciary to manage the day to day investment responsibilities for pension plan assets and relationships with certain agents, advisors, and other fiduciaries.
The discount rate. We utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant projected cash flows. We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.
Mortality rates. The valuations and assumptions reflect adoption of the Society of Actuaries updated RP-2014 mortality tables, with a “blue collar employee” adjustment for non-annuitants and a BlueLinx custom adjustment for annuitants. Additionally, we use the most current generational projection scales, which were MP-2019 as of December 28, 2019, and MP-2018 as of December 29, 2018.
Plan Assets and Long-Term Rate of Return
Fiscal 2019
We base the asset return assumption on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The allocation of the plan’s assets impacts our expected return on plan assets. The expected return on plan assets is based on a targeted allocation consisting of return-seeking securities (including public equity, real assets, and diversified credit investment strategies), liability-matching securities (fixed income), and cash and cash equivalents. Our net benefit cost increases as the expected return on plan assets decreases. We believe that our actual long-term asset allocations on average will approximate our targeted allocation. Our targeted allocation is driven by our investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For fiscal 2019, we used a 6.00% expected rate of return on plan assets.
The investment policy for the pension plan, in general, is to achieve a reasonable long-term rate of return on plan assets with an acceptable level of risk in order to maintain adequate funding levels. The pension plan’s Investment Committee establishes risk mitigation policies and regularly monitors investment performance and investment allocation policies, with a third-party investment advisor executing on these strategies. We employ a designated fiduciary to manage the day to day investment responsibilities for pension plan assets and relationships with certain agents, advisors, and other fiduciaries.
The current targets, adjusted to exclude non-GAAP BlueLinx real-estate holdings, and actual investment allocation, by asset category as of December 28, 2019, consisted of the following:

	Current Target Allocation	Actual Allocation, December 29, 2019
Return-seeking securities	70%	69%
Liability-matching securities	28%	30%
Cash and cash equivalents	2%	1%
Total	100%	100%

The following table sets forth by level, within the fair value hierarchy (as defined in Note 8), pension plan assets at their fair values as of December 28, 2019:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total
	(In thousands)
Return-seeking securities
Collective investment trust (1)	$—	$57,966	$—	$57,966
Liability-matching securities
Collective investment trusts (2)	—	24,801	—	24,801
Cash and cash equivalents	888	—	—	888
Total	$888	$82,767	$—	$83,655

(1) This category is comprised of a collective investment trust of equity funds that track the MCSI World Index, and a collective investment trust that holds publicly traded listed infrastructure securities.
(2) This category is consists of a collective investment trust investing in Treasury STRIPS.

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
•Achieving a target investment return
We believe that there are no significant concentrations of risk within our plan assets as of December 28, 2019. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA.

Fiscal 2018

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 29, 2018:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total
	(In thousands)
Return-seeking securities
Collective investment trust (1)	$—	$55,766	$—	$55,766
Liability-matching securities
Collective investment trusts (2)	—	24,649	—	24,649
Cash and cash equivalents	853	—	—	853
Total	$853	$80,415	$—	$81,268
(1) This category is comprised of a collective investment trust of equity funds that track the MCSI World Index, and a collective investment trust that holds publicly traded listed infrastructure securities.
(2) This category is consists of a collective investment trust investing in Treasury STRIPS.

 Pension Plan Cash Flows

Our estimated normal future benefit payments to pension plan participants are as follows:

Fiscal Year Ending	(In thousands)
2020	$6,352
2021	6,465
2022	6,518
2023	6,557
2024	6,539
Thereafter	32,200

We fund the pension plan liability in accordance with the limits imposed by ERISA, federal income tax laws, and the funding requirements of the Pension Protection Act of 2006. We are required to make four quarterly cash contributions to the pension plan totaling approximately $2.0 million for fiscal funding year 2020.

Multiemployer Pension Plans
We are involved in various multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with certain collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, we are generally responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Protection Act of 2006 (“Pension Act”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions, and the utilization of extended amortization provisions. A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to: an increase in our contribution rate to the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees.
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
The following table lists our participation in our multiemployer plans which we deem significant. “Contributions” represent the amounts contributed to the plan during the fiscal years presented:

					Contributions (in millions)
Pension Fund:	EIN/Pension Plan Number	Pension Act Zone Status	FIP/RP Status	Surcharge	2019	2018
Central States, Southeast and Southwest Areas Pension Fund (1)	366044243	Critical and Declining (January 1, 2019)	RP	No	0.3	0.4
Other					0.3	0.1
Total					$0.6	$0.5

(1) Our contributions to this plan are approximately 0.10% of total contributions, which is less than the required disclosure threshold of 5% of total plan contributions. However, this plan is deemed significant for disclosure as it is severely underfunded. Additionally, we increased our estimated partial withdrawal liability related to the closure of certain facilities to $8.1 million in fiscal 2019, from $7.1 million in fiscal 2018. We may, in the future, record an additional liability if required by an event of our withdrawal from the plan or a mass withdrawal. Our most recent contingent withdrawal liability was estimated at approximately $51.1 million, for a complete withdrawal occurring in fiscal 2020. In the case of a complete withdrawal or a mass withdrawal, our payments to the Central States Plan would include yearly payments of approximately $1.0 million, which do not include payments for the partial withdrawal of approximately $0.6 million annually. In a complete withdrawal, the current payments would not amortize the liability fully; however, payments for a complete withdrawal are limited to a 20-year period. In the case of a mass withdrawal, the liability would not amortize fully under current government regulations, and payments would continue indefinitely.
Defined Contribution Plans
Our employees also participate in two defined contribution plans: the BlueLinx Corporation Hourly Savings Plan covering hourly employees, and the BlueLinx Corporation Salaried Savings Plan covering salaried employees. Discretionary contributions to the plans are based on employee contributions and compensation, and, in certain cases, participants in the hourly savings plan also receive employer contributions based on union negotiated match amounts. Employer contributions to the hourly savings plan for fiscal 2019 and fiscal 2018 were $0.7 million and $0.6 million, respectively.
Employer contributions totaling $1.7 million for the salaried savings plan for fiscal 2019 have been deferred until the first quarter of 2020. Employer contributions to the salaried savings plan for fiscal 2018 of $1.8 million were deferred and paid in the first quarter of fiscal 2019.
10. Share-Based Compensation
We have three stock-based compensation plans covering officers, directors, certain employees, and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”), the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), and the 2016 Amended and Restated Long-Term Incentive Plan (the “2016 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby the participants develop a further sense of proprietorship and personal involvement in our development and financial success, thereby advancing the interests of the Company and its stockholders. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants upon the exercise of options or upon the vesting of restricted stock, restricted stock units, or performance shares, out of the total amount of common shares applicable for issuance or vesting under the aforementioned plans. Shares are available for new issuance only under the 2016 Plan. The 2004 and 2006 Plans have no shares remaining for issuance. Remaining 2004 Plan shares are outstanding only for the exercise of currently outstanding options and 2006 Plan shares are outstanding only for the vesting of outstanding equity awards and the exercise of currently outstanding options.
The 2016 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other share-based awards to participants of the 2016 Plan selected by our Board of Directors or a committee of the Board that administers the 2016 Plan. We reserved 810,200 shares of our common stock for issuance under the 2016 Plan. The terms and conditions of awards under the 2016 Plan are determined by the Compensation Committee. Some of the awards issued under both the 2006 and 2016 Plans are subject to accelerated vesting in the event of a change in control as such an event is defined in the respective Plan documents.
For all awards designated as equity awards, we recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest, as described further below, in “Compensation Expense.” This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche, to the extent the occurrence of such conditions are probable.
All compensation expense related to our share-based payment awards is recorded in “Selling, general, and administrative” expense in the Consolidated Statements of Operations and Comprehensive Loss.
Cash-Settled SARs
During fiscal 2016, we granted certain executives and employees cash-settled SARs. The cash-settled SARs vested on July 16, 2018. On the vesting date, half of the vested value of the cash-settled SARs became payable within thirty days of the vesting date, and the remainder payable no later than August 15, 2019. The exercise price for the cash-settled SARs was amended so that it was based on a 20-day trading average of the Company’s common stock through the vesting date, in excess of the $7.00 grant date valuation. There was no remaining liability at the end of 2019.
During fiscal 2017, certain individuals were no longer employed with the Company, and their cash-settled SAR agreements allowed for a partial accelerated vesting (of 27,385 cash-settled SARs) and a partial forfeiture (of 20,615 cash-settled SARs), pro-rated based on employment dates. At that time, half of the accelerated vested value of the cash-settled SARs, as valued at the closing stock price on the deemed exercise date, was paid to those participants, with the remaining half payable on July 16, 2019. These payments, and the accrued liability for the remaining half payable in fiscal 2019, were immaterial.
At December 28, 2019, there were no cash-settled SARs issued and outstanding, and we recognized expense of approximately $0.0 million and $13.2 million in fiscal 2019 and 2018, respectively, related to these awards.
Restricted Stock Units
During fiscal 2019 and in prior years, the Board of Directors was granted restricted stock units with a one-year vesting period, although a pro-rated portion may vest prior to the one-year period, with the remainder forfeited, if a Director chooses not to stand for re-election before the one-year vesting period has elapsed. All vested director grants settle at the earlier of ten years from the vesting date or retirement from the Board of Directors. These awards are time-based and are not based upon attainment of performance goals.
During fiscal 2018 and 2019, the Board of Directors granted restricted stock units to certain of our employees and executive officers. Certain of the restricted stock units granted in fiscal 2018 and 2019 vest in equal annual increments over the three years after the date of grant. The remaining restricted stock units granted in fiscal 2018 vest on the third anniversary of the date of grant if certain performance conditions are met prior to the vesting date, and the remaining restricted stock units granted in fiscal 2019 vest at the end of the Company’s second fiscal quarter in 2022 if certain performance conditions are met as of the vesting date.
As of December 28, 2019, there was approximately $7.5 million of total unrecognized compensation expense related to restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted average term of 2.2 years. As of December 28, 2019, the weighted average remaining contractual term for our restricted stock units was 2.2 years, and the maximum contractual term was 3.0 years.

The following table summarizes activity for our restricted stock units during fiscal 2019:

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding as of December 29, 2018	194,222	$33.29
Granted	389,940	19.96
Vested (1)	(82,570)	22.92
Forfeited	(11,443)	32.26
Outstanding as of December 28, 2019	490,149	$24.45

(1)	The total fair value of restricted stock units vested in fiscal 2019 and 2018 was $1.9 million and $1.7 million, respectively.
Compensation Expense
Total share-based compensation expense from our share-based awards was as follows:

	December 28, 2019	December 29, 2018
	(In thousands)
Restricted Stock and Restricted Stock Units	$2,592	$1,350
Performance Shares	—	788
Cash-settled Stock Appreciation Rights	—	13,173
Total	$2,592	$15,311

We do not estimate forfeitures, but adjust for them as they occur.
We recognized related income tax benefits in fiscal years 2019 and 2018 of $0.7 million and $3.9 million, respectively, which were fully realized in fiscal 2019 and 2018. We present the benefits of tax deductions in excess of recognized compensation expense as a net operating cash outflow in our Consolidated Statements of Cash Flows when present. There was no excess tax benefit in fiscal 2019, and an excess tax benefit of $1.5 million in fiscal 2018.
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

The following table shows the computation of basic and diluted loss per share:

	Fiscal Year Ended
	December 28, 2019(1)	December 29, 2018(1)
	(In thousands, except per share data)
Net loss	$(17,656)	$(48,053)

Basic weighted average shares outstanding	9,355	9,230
Dilutive effect of share-based awards	—	—
Diluted weighted average shares outstanding	9,355	9,230

Basic loss per share	$(1.89)	$(5.21)
Diluted loss per share	$(1.89)	$(5.21)
(1) Basic and diluted loss per share are equivalent for fiscal 2019 and 2018, due to net losses for the periods, and all outstanding share-based awards would be antidilutive.
For fiscal years 2019 and 2018, we excluded 490,149 and 194,222 unvested (or unexercised, in the case of options) share-based awards, respectively, from the diluted earnings per share calculation because they were either anti-dilutive or “out of the money.” Outstanding share based awards not included in diluted loss per share consisted of the following securities:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018
Performance shares	—	58,818
Restricted stock units	490,149	135,404
Total excluded from diluted earnings per share	490,149	194,222

12. Related Party Transactions
D. Wayne Trousdale, the Company’s former Vice Chairman, Operating Companies, who served until April 2019, owns approximately 33.33% of a limited liability company that owns and leases six facilities to us. During fiscal 2018 and 2019, approximately $1.5 million and $2.1 million, respectively, in aggregate rent and related amounts was paid to the limited liability company for these properties. Mr. Trousdale’s interest in these amounts for fiscal 2018 and 2019 was approximately $0.5 million and $0.7 million, respectively.
13. Lease Commitments
Effective December 30, 2018, we adopted ASU No. 2016-02, “Leases (Topic 842)” using the modified retrospective method, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard. This election allowed us to carry forward our historical lease classification. The adoption of this standard resulted in the recording of operating lease right-of-use (“ROU”) assets and corresponding operating lease liabilities of $57.5 million on the consolidated balance sheet as of December 30, 2018 (adoption date), the first day of fiscal 2019, which amortizes over the lease term.
We determine if an arrangement is a lease at inception and assess lease classification as either operating or finance at lease inception or upon modification. Our operating and finance (formerly capital) lease portfolio includes leases for real estate, certain logistics equipment, and vehicles. The majority of our leases have remaining lease terms of one year to 15 years, some of which include one or more options to extend the leases for five years. Operating lease ROU assets and corresponding liabilities are presented separately on the consolidated balance sheets. Finance lease assets are included in property and equipment, and the finance lease obligations are presented separately in the consolidated balance sheet. We have also made the accounting policy election to not separate lease components from non lease components related to leases of several trucks during the second and third quarters of 2019.

When a lease does not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.

A portion of our real estate lease cost is generally subject to annual changes in the Consumer Price Index (“CPI”). The known changes to lease payments are included in the lease liability at lease commencement. Unknown changes related to CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, a subset of our vehicle lease cost is considered variable.

The components of lease expense were as follows:

Fiscal Year Ended December 28, 2019

(In thousands)
Operating lease cost:	$12,115
Finance lease cost:
Amortization of right-of-use assets	$9,712
Interest on lease liabilities	15,303
Total finance lease costs	$25,015
Supplemental cash flow information related to leases for fiscal 2019 was as follows:

Fiscal Year Ended December 28, 2019

(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,885
Operating cash flows from finance leases	15,303
Financing cash flows from finance leases	9,853
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$775
Finance leases	15,041

Supplemental balance sheet information for right-of-use assets related to leases for fiscal 2019 was as follows:

December 28, 2019

(In thousands)
Finance leases
Property and equipment	$156,770
Accumulated depreciation	(23,364)
Property and equipment, net	$133,406
Weighted Average Remaining Lease Term (in years)
Operating leases	11.71
Finance leases	17.9
Weighted Average Discount Rate
Operating leases	9.34%
Finance leases	10.33%

The major categories of our finance lease liabilities as of December 28, 2019 are as follows:

December 28, 2019

(In thousands)
Equipment and vehicles	$32,471
Real estate	120,525
Total finance leases	$152,996
As of December 28, 2019, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
2020	$11,348	$20,291
2021	10,111	19,258
2022	8,048	18,350
2023	7,330	17,887
2024	6,413	17,324
Thereafter	50,901	284,277
Total lease payments	$94,151	$377,387
Less: imputed interest	(39,743)	(224,391)
Total	$54,408	$152,996

Real Estate Transactions

During fiscal 2018, we completed sale-leaseback transactions on distribution centers located in Bellingham, Massachusetts; Raleigh, North Carolina; Frederick, Maryland; and Lawrenceville, Georgia. As a result of these transactions, we recognized a capital lease asset and obligation totaling $95.1 million. We recorded deferred gains of $83.9 million on the sale-leaseback properties in fiscal 2018.

During fiscal 2019, we completed real estate financing transactions on distribution centers located in Yulee, Florida; and University Park, Illinois. The aggregate gross proceeds for these real estate transactions were $45 million. We determined that the transactions did not qualify as sales in accordance with ASC Topic 842 and, for accounting purposes, the transactions were not accounted for as sale-leaseback transactions. When this occurs, the real estate transaction is accounted for as a financing transaction, whereby the cash received is recorded as a financing obligation in our consolidated balance sheets in other current liabilities and in noncurrent liabilities as real estate financing obligations. The assets related to these transactions remain on our books and we continue to depreciate them.

At December 28, 2019, our future minimum payments related to the financing obligations under these real estate financing transactions were as follows:

(In thousands)
2020	$3,711
2021	3,794
2022	3,880
2023	3,967
Thereafter	47,218

In the first quarter of 2020, we completed real estate financing transactions on fourteen of our distribution facilities for aggregate gross proceeds of $78.3 million. The transactions are described in further detail in Note 16.

14. Commitments and Contingencies
Environmental and Legal Matters
From time to time, we are involved in various proceedings incidental to our businesses, and we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information, management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of these matters could be material to operating results in any given quarter, but will not have a materially adverse effect on our long-term financial condition, our results of operations, or our cash flows.
Collective Bargaining Agreements (“CBAs”)
As of December 28, 2019, we employed approximately 2,200 persons on a full-time basis. Approximately 20% of our employees were covered by CBAs negotiated between the company and various local unions. Three of those CBAs covering approximately 30 employees are up for renewal in fiscal 2020, or are currently expired and under negotiations.
15. Accumulated Other Comprehensive Loss
Comprehensive income (loss) is a measure of income which includes both net loss and other comprehensive income (loss). Our other comprehensive income (loss) results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss is separately presented on our Consolidated Balance Sheets as part of common stockholders’ deficit. Other comprehensive income (loss) was $2.6 million and $(0.6) million for fiscal 2019 and fiscal 2018, respectively.
The changes in accumulated balances for each component of other comprehensive loss for fiscal 2018 and 2019 were as follows:

	Foreign currency translation, net of tax	Amortization of unrecognized pension gain (loss), net of tax	Other, net of tax	Total
	(In thousands)
December 30, 2017, ending balance, net of tax	$674	$(37,393)	$212	$(36,507)
Other comprehensive income (loss), net of tax (1)	(14)	(608)	—	(622)
December 29, 2018, ending balance, net of tax	$660	$(38,001)	$212	$(37,129)
Other comprehensive income (loss), net of tax (2)	6	2,560	—	2,566
December 28, 2019, ending balance, net of tax	$666	$(35,441)	$212	$(34,563)
(1) For fiscal 2018, there was $0.8 million of unrecognized actuarial loss based on updated actuarial assumptions, net of taxes of $0.2 million. There was no intraperiod income tax allocation since there was a loss in continuing operations along with a loss in other comprehensive income.
(2) For fiscal 2019, there was $3.5 million of unrecognized actuarial gain based on updated actuarial assumptions, net of taxes of $0.9 million. There was a tax benefit of $0.7 million allocated to the loss from continuing operations and tax expense allocated to the income from other comprehensive income.
16. Subsequent Events
Real Estate Transactions

On December 31, 2019, we completed real estate financing transactions with respect to four warehouse facilities for aggregate net proceeds of approximately $27.2 million; on January 31, 2020, we completed real estate financing transactions with respect to nine warehouse facilities for aggregate net proceeds of $34.1 million; and on February 28, 2020, we completed a real estate financing transaction with respect to a warehouse facility for net proceeds of approximately $7.5 million. The real estate financing transactions were completed through sale-leaseback arrangements. All net proceeds from these transactions were used to repay indebtedness under the Term Loan Facility, and following these repayments, the principal balance of the Term Loan Facility was approximately $77.4 million. Upon completion of these transactions, we entered into long-term leases on the properties for initial terms from fifteen to eighteen years with multiple five-year renewal options.

Amendments to the Term Loan Facility

On December 31, 2019, we amended our Term Loan Facility to extend the period for satisfying the designated outstanding principal balance level required to maintain the modified “Total Net Leverage Ratio” covenant levels for the 2019 fourth and subsequent quarters under the Term Loan Facility. The principal balance level was satisfied on January 31, 2020, through repayments from the sale-leaseback transactions described in this Note under the heading “Real Estate Transactions” above.

On February 28, 2020, we further amended our Term Loan Facility to provide that we will not be subject to the facility’s quarterly “Total Net Leverage Ratio” covenant from and after the time, and then for so long as, the principal balance level under the facility is less than $45 million.

Amendment to the Revolving Credit Facility

On January 31, 2020, we amended our Revolving Credit Facility to provide that (i) the “Seasonal Period” run from November 15, 2019, through July 15, 2020, for the calendar year 2019, and from December 15 of each calendar year through April 15 of each immediately succeeding calendar year for the calendar year 2020 and thereafter, and (ii) the measurement period in the definition of “Cash Dominion Event” will be five consecutive business days instead of three consecutive business days.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation, as of the end of the period covered by this report, of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize, and report, within time periods specified by the SEC’s rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 28, 2019, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the three months ended December 28, 2019, other than as described below, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On April 13, 2018, we acquired Cedar Creek Holdings, Inc. in a business combination. At the end of fiscal 2019, we completed the process of integrating the policies, processes, information technology systems, and other components of internal control over financial reporting of the combined business. Management’s assessment of our internal control over financial reporting for the fiscal year 2019 includes the internal control over financial reporting of Cedar Creek.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2019, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 28, 2019.

The effectiveness of our internal control over financial reporting as of December 28, 2019, has been audited by BDO USA, LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 28, 2019. BDO, USA, LLP’s report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
BlueLinx Holdings Inc. and subsidiaries
Marietta, Georgia

Opinion on Internal Control over Financial Reporting
We have audited BlueLinx Holdings Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit, for the years then ended, and the related notes and our report dated March 11, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 11, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required by this Item will be set forth in our definitive proxy statement for the 2020 Annual Meeting of Stockholders of BlueLinx Holdings Inc. (the “Proxy Statement”) to be filed within 120 days after the end of our 2019 fiscal year, and is incorporated herein by reference. Information regarding executive officers of Bluelinx Holdings Inc. is included under Item 1 of this report and is incorporated herein by reference.
ITEM 11.  EXECUTIVE COMPENSATION
Information regarding compensation of officers and directors of BlueLinx Holdings Inc. will be set forth under the captions entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Executive Officers” in the Proxy Statement, to be filed within 120 days after the end of our 2019 fiscal year, and is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners, Management, and Related Stockholders Matters Information regarding ownership of BlueLinx Holdings Inc. common stock will be set forth under the captions entitled “Security Ownership of Management and Certain Beneficial Owners” and “Delinquent Section 16(a) Reports” in the Proxy Statement, to be filed within 120 days after the end of our 2019 fiscal year, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of December 28, 2019. Our stockholder-approved equity compensation plans consist of the 2004 Plan, the 2006 Plan, and the 2016 Plan. Shares are available for issuance under the 2016 Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—	$—	424,380
Equity compensation plans not approved by security holders	—	n/a	—
Total	—	$—	424,380
Other information required by this item is set forth under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships, Related Transactions, and Director Independence Information regarding certain relationships, related transactions with BlueLinx Holdings Inc., and director independence will be set forth under the captions entitled “Certain Relationships and Related Transactions,” in the Proxy Statement, to be filed within 120 days after the end of our 2019 fiscal year, and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be set forth under the heading “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed within 120 days after the end of our 2019 fiscal year, and is incorporated by reference.

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

3.3	Second Amended and Restated ByLaws of BlueLinx (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2018)
4.1	Description of Registrant’s Securities *
10.1	Asset Purchase Agreement, dated as of March 12, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation (A)
10.2	First Amendment to Asset Purchase Agreement, dated as of May 6, 2004, by and among Georgia-Pacific Corporation, Georgia-Pacific Building Materials Sales, Ltd. and BlueLinx Corporation (A)
10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 13, 2011) ±
10.4	BlueLinx Holdings Inc. 2004 Long Term Equity Incentive Plan (A) ±
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

10.9
First Amendment to BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 18, 2018) ±

10.10
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

Exhibit Number	Item
10.12
BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2017) ±

10.13
Form of 2018 Time Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.14
Form of 2018 Performance Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.15
Form of 2019 Time Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2019) ±

10.16
Form of 2019 Performance Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2019) ±

10.17
Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.18
Employment Agreement between BlueLinx Corporation and Mitchell Lewis, dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 17, 2014) ±

10.19
First Amendment, effective June 8, 2018, to Employment Agreement between BlueLinx Corporation and Mitchell Lewis (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018)

10.20
Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell, dated May 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014) ±

10.21
First Amendment, effective June 1, 2018, to Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.22
Employment Agreement between BlueLinx Corporation and Shyam K. Reddy, dated May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2017) ±

10.23
First Amendment, effective June 8, 2018, to Employment Agreement between BlueLinx Corporation and Shyam K. Reddy (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.24
Employment Agreement, dated as of April 13, 2018, between BlueLinx Corporation and Alex Averitt (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed with the Securities and Exchange Commission on April 19, 2018) ±

10.25
First Amendment, effective June 1, 2018, to Employment Agreement between BlueLinx Corporation and Alex Averitt (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.26	Employment Agreement, dated as of April 13, 2018, between BlueLinx Corporation and D. Wayne Trousdale ±*
10.27	First Amendment, effective June 1, 2018, to Employment Agreement between BlueLinx Corporation and D. Wayne Trousdale ±*
10.28	Consulting Agreement, dated as of January 29, 2019, between BlueLinx Corporation and D. Wayne Trousdale ±*
10.29
BlueLinx Holdings Inc, Amended and Restated Short-Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2017)±

Exhibit Number	Item
10.30	BlueLinx Corporation Integration Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K filed with the Securities and Exchange Commission on April 19, 2018) ±
10.31
BlueLinx Corporation Integration Incentive Plan Form of Participation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K filed with the Securities and Exchange Commission on April 19, 2018) ±

10.32	BlueLinx Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.33	Form of Executive Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.34	Revised Form of Executive Restrictive Covenant Agreement ±*
10.35
Form of Purchase and Sale Agreement with USIPA-Brennan Ventures II, LLC, dated as of November 6, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 3, 2018)

10.36
Form of Amendment to Purchase and Sale Agreement with USIPA-Brennan Ventures II, LLC, dated as of December 7, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 3, 2018)

10.37
Form of Purchase and Sale Agreement for Sale-Leaseback Transactions with Big Acquisitions LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 7, 2019)

10.38
Third Amendment to Purchase and Sale Agreement, dated as of May 1, 2019, by and between ABP FL (Yulee) LLC and Big Acquisitions LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 7, 2019)

10.39
Third Amendment to Purchase and Sale Agreement, dated as of May 1, 2019, by and between ABP IL (University Park) and Big Acquisitions LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 7, 2019)

10.40
Amended and Restated Credit Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.41
Amended and Restated Guaranty and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.42
Credit and Guaranty Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as guarantors thereunder, HPS Investment Partners, LLC, as administrative agent and collateral agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.43
Pledge and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc., and HPS Investment Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.44
First Amendment, dated as of June 12, 2018, to that certain Credit and Guaranty Agreement, dated as of April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as guarantors thereunder, HPS Investment Partners, LLC, as administrative agent and collateral agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2019)

10.45
Second Amendment to Credit and Guaranty Agreement, dated February 28, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, HPS Investment Partners, LLC, as administrative agent and collateral agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2019)

Exhibit Number	Item
10.46
Third Amendment to Credit and Guaranty Agreement, dated October 24, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2019)

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

Date: March 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
Name

/s/ Mitchell B. Lewis	President, Chief Executive Officer, and Director	March 11, 2020
Mitchell B. Lewis

/s/ Susan C. O’Farrell	Senior Vice President, Chief Financial Officer, Treasurer (Principal Accounting Officer)	March 11, 2020
Susan C. O’Farrell

/s/ Kim S. Fennebresque	Chairman	March 11, 2020
Kim S. Fennebresque

/s/ Karel K. Czanderna	Director	March 11, 2020
Karel K. Czanderna

/s/ Dominic DiNapoli	Director	March 11, 2020
Dominic DiNapoli

/s/ Alan H. Schumacher	Director	March 11, 2020
Alan H. Schumacher

/s/ J. David Smith	Director	March 11, 2020
J. David Smith