Form 10-Q
period 2020-03-28
BlueLinx Holdings Inc.
filed 2020-05-06
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2020, there were 9,368,874 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended March 28, 2020

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales	$662,070	$638,701
Cost of sales	568,861	552,656
Gross profit	93,209	86,045
Operating expenses:
Selling, general, and administrative	77,769	74,410
Gains from sales of property	(525)	—
Depreciation and amortization	7,635	7,328
Total operating expenses	84,879	81,738
Operating income	8,330	4,307
Non-operating expenses (income):
Interest expense, net	14,380	13,401
Other (income) expense, net	(237)	150
Loss before benefit from income taxes	(5,813)	(9,244)
Benefit from income taxes	(5,026)	(2,525)
Net loss	$(787)	$(6,719)

Basic loss per share	$(0.08)	$(0.72)
Diluted loss per share	$(0.08)	$(0.72)

Comprehensive loss:
Net loss	$(787)	$(6,719)
Other comprehensive income (loss):
Foreign currency translation, net of tax	3	7
Amortization of unrecognized pension loss, net of tax	196	224
Pension curtailment, net of tax	—	853
Other	(19)	15
Total other comprehensive income	180	1,099
Comprehensive loss	$(607)	$(5,620)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 28, 2020	December 28, 2019
ASSETS
Current assets:
Cash	$12,558	$11,643
Receivables, less allowances of $3,875 and $3,236, respectively	247,940	192,872
Inventories, net	378,634	345,806
Other current assets	26,437	27,718
Total current assets	665,569	578,039
Property and equipment, at cost	308,288	308,067
Accumulated depreciation	(117,036)	(112,299)
Property and equipment, net	191,252	195,768
Operating lease right-of-use assets	52,502	54,408
Goodwill	47,772	47,772
Intangible assets, net	24,414	26,384
Deferred tax assets	59,308	53,993
Other non-current assets	20,404	15,061
Total assets	$1,061,221	$971,425
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$162,398	$132,348
Accrued compensation	8,216	7,639
Current maturities of long-term debt, net of discount and debt issuance costs of $74 and $74, respectively	2,176	2,176
Finance leases - short-term	5,924	6,385
Real estate deferred gains - short-term	3,935	3,935
Operating lease liabilities - short-term	7,016	7,317
Other current liabilities	9,903	11,323
Total current liabilities	199,568	171,123
Non-current liabilities:
Long-term debt, net of discount and debt issuance costs of $11,861 and $12,481, respectively	444,937	458,439
Real estate financing obligation	123,765	44,914
Finance leases - long-term	145,427	146,611
Real estate deferred gains - long-term	80,935	81,886
Operating lease liabilities - long-term	45,571	47,091
Pension benefit obligation	22,596	23,420
Other non-current liabilities	24,106	24,024
Total liabilities	1,086,905	997,508
Commitments and Contingencies
STOCKHOLDERS’ DEFICIT:
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,366,641 and 9,365,768 outstanding on March 28, 2020 and December 28, 2019, respectively	94	94
Additional paid-in capital	261,980	260,974
Accumulated other comprehensive loss	(34,383)	(34,563)
Accumulated stockholders’ deficit	(253,375)	(252,588)
Total stockholders’ deficit	(25,684)	(26,083)
Total liabilities and stockholders’ deficit	$1,061,221	$971,425
See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net loss	$(787)	$(6,719)
Adjustments to reconcile net loss to cash used in operations:
Benefit from income taxes	(5,026)	(2,525)
Depreciation and amortization	7,635	7,328
Amortization of debt issuance costs	956	455
Gains from sales of property	(525)	—
Share-based compensation	1,004	706
Amortization of deferred gain	(984)	(951)
Changes in operating assets and liabilities:
Accounts receivable	(55,068)	(37,908)
Inventories	(32,828)	(45,479)
Accounts payable	30,050	26,004
Prepaid and other current assets	(3,006)	(423)
Other assets and liabilities	(608)	1,191
Net cash used in operating activities	(59,187)	(58,321)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	6,009
Proceeds from sale of assets	44	143
Property and equipment investments	(1,245)	(1,223)
Net cash (used in) provided by investing activities	(1,201)	4,929

Cash flows from financing activities:
Borrowings on revolving credit facilities	204,196	197,114
Repayments on revolving credit facilities	(149,079)	(136,892)
Repayments on term loan	(69,238)	(900)
Principal payments on real estate financing obligations	(340)	—
Proceeds from real estate financing obligations	78,329	—
Debt financing costs	(336)	—
Repurchase of shares to satisfy employee tax withholdings	(7)	—
Principal payments on finance lease obligations	(2,222)	(2,187)
Net cash provided by financing activities	61,303	57,135

Net change in cash	915	3,743
Cash at beginning of period	11,643	8,939
Cash at end of period	$12,558	$12,682

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit Total
	Shares	Amount
Balance, December 28, 2019	9,366	$94	$260,974	$(34,563)	$(252,588)	$(26,083)
Net loss	—	—	—	—	(787)	(787)
Foreign currency translation, net of tax	—	—	—	3	—	3
Unrealized gain from pension plan, net of tax	—	—	—	196	—	196
Vesting of restricted stock units	2	—	12	—	—	12
Compensation related to share-based grants	—	—	1,004	—	—	1,004
Repurchase of shares to satisfy employee tax withholdings	(1)	—	(7)	—	—	(7)
Other	—	—	(3)	(19)	—	(22)
Balance, March 28, 2020	9,367	$94	$261,980	$(34,383)	$(253,375)	$(25,684)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit Total
	Shares	Amount
Balance, December 29, 2018	9,294	$92	$258,596	$(37,129)	$(236,222)	$(14,663)
Net loss	—	—	—	—	(6,719)	(6,719)
Adoption of ASC 842, net of tax	—	—	—	—	1,291	1,291
Foreign currency translation, net of tax	—	—	—	7	—	7
Unrealized gain from pension plan, net of tax	—	—	—	1,077	—	1,077
Vesting of restricted stock units	49	1	—	—	—	1
Compensation related to share-based grants	—	—	706	—	—	706
Other	—	—	—	15	—	15
Balance, March 30, 2019	9,343	$93	$259,302	$(36,030)	$(241,650)	$(18,285)

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2020
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (“the Company”). Our independent registered public accounting firm has not audited the accompanying interim financial statements. We derived the condensed consolidated balance sheet at March 28, 2020, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “Fiscal 2019 Form 10-K”), as filed with the Securities and Exchange Commission on March 11, 2020. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations and comprehensive loss for the three months ended March 28, 2020, and March 30, 2019, our balance sheets at March 28, 2020 and December 28, 2019, our statements of cash flows for the three months ended March 28, 2020 and March 30, 2019, and our statements of stockholders’ deficit for the three months ended March 28, 2020 and March 30, 2019.

We have condensed or omitted certain notes and other information from the interim condensed consolidated financial statements presented in this report. Therefore, these condensed consolidated interim financial statements should be read in conjunction with the Fiscal 2019 Form 10-K. In addition, certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not materially impact operating income or consolidated net loss. The results for the three months ended March 28, 2020, are not necessarily indicative of results that may be expected for the full year ending January 2, 2021, or any other interim period.
We operate on a 5-4-4 fiscal calendar. Our fiscal year ends on the Saturday closest to December 31 of that fiscal year and may comprise 53 weeks in certain years. Our 2020 fiscal year contains 53 weeks and ends on January 2, 2021. Fiscal 2019 contained 52 weeks and ended on December 28, 2019.
Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP), which requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions, which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. Some of our estimates may be affected by the ongoing novel coronavirus (COVID-19) pandemic. The severity, magnitude, and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing, and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19.
On April 13, 2018, we completed the acquisition of Cedar Creek Holdings, Inc. (“Cedar Creek”). The accounting for the Cedar Creek acquisition was finalized on December 29, 2018 and is included in the consolidated financial information presented herein.
Reclassification of Prior Year Presentation
An adjustment has been made to the Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2020, and March 30, 2019, to include outstanding payments as part of the change in accounts payable within cash flows from operating activities.  In previous periods, this change was included within cash flows from financing activities.  We believe this classification is a preferable way to present our cash flows as outstanding payments are included in accounts payable within our Condensed Consolidated Balance Sheet.
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

Expenses are recognized in the consolidated statement of income in a manner similar to prior accounting guidance. Lessor accounting under the new standard is substantially unchanged. We adopted this standard, and all related amendments thereto, effective December 30, 2018, the first day of our 2019 fiscal year, using a modified retrospective approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. We implemented internal controls and a lease accounting information system to enable the preparation of financial information required by the new standard. The adoption of Topic 842 had a material impact on our condensed consolidated balance sheets but did not have a material impact on our condensed consolidated statements of operations and comprehensive loss. The most significant impact was the recognition of right-of-use assets and lease liabilities of $57.5 million on the condensed consolidated balance sheet as of the adoption date. Additionally, $1.7 million of deferred gains associated with sale-leaseback transactions was recorded as a cumulative-effect adjustment to accumulated deficit.
Accounting Standards Effective in Future Periods

Credit Impairment Losses. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” This ASU sets forth a current expected credit loss (“CECL”) model which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model, is applicable to the measurement of credit losses on financial assets measured at amortized cost, and applies to some off-balance sheet credit exposures. The standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. ASU 2019-10 extended the effective date of ASU 2016-13 to interim and annual periods beginning after December 22, 2022, for certain public business entities, including smaller reporting companies. We have not completed our assessment of the standard, but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Defined Benefit Pension Plan. In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement-Benefits-Defined Benefit Plans-General (Subtopic 715-20).” The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing six previously required disclosures and adding two. The amendments also clarify certain other disclosure requirements. The amendments in this standard are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We have not completed our assessment of the standard, but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Income Taxes. In December 2019, the FASB issued ASU No.2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in this standard are effective for interim periods and fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently assessing the impact of the new guidance, but do not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
2. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek, we acquired certain intangible assets. As of March 28, 2020, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations. As of March 28, 2020, goodwill was $47.8 million.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. Our one reporting unit has a negative carrying amount of net assets as of March 28, 2020.
Definite-Lived Intangible Assets.
On March 28, 2020, the gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets were as follows:

(In thousands)	Gross carrying amounts	Accumulated Amortization	[1]	Net carrying amounts
Customer relationships	$25,500	$(7,655)		$17,845
Noncompete agreements	8,254	(4,048)		4,206
Trade names	6,826	(4,463)		2,363
Total	$40,580	$(16,166)		$24,414

[1] Intangible assets except customer relationships are amortized on straight line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
The weighted average estimated useful life remaining for customer relationships, noncompete agreements, and trade names is approximately 10 years, 2 years, and 1 year, respectively. Amortization expense for the definite-lived intangible assets for the three-month periods ended March 28, 2020, and March 30, 2019, was $2.0 million and $2.1 million, respectively.
Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2020 and the next four fiscal years is as follows:

(In thousands)	Estimated Amortization
2020	$5,490
2021	4,973
2022	3,111
2023	1,807
2024	1,505

3. Revenue Recognition
We recognize revenue when control of promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Contracts with our customers are generally in the form of standard terms and conditions of sale. From time to time, we may enter into specific contracts with some of our larger customers, which may affect delivery terms. Performance obligations in our contracts generally consist solely of delivery of goods. For all sales channel types, consisting of warehouse, direct, and reload sales, we typically satisfy our performance obligations upon shipment. Our customer payment terms are typical for our industry and may vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not deemed to be significant by us. For certain sales channels and/or products, our standard terms of payment may be as early as ten days.
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

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Structural products	$240,778	$196,786
Specialty products	421,292	441,915
Total net sales	$662,070	$638,701

Also, due to the integration of Cedar Creek, our reload sales are less distinct from warehouse sales as they have been traditionally classified. The following table presents our revenues disaggregated by sales channel. Certain prior year amounts have been reclassified to conform to the current year revenues disaggregated by sales channel. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Warehouse and reload	$545,892	$523,179
Direct	125,582	123,404
Customer discounts and rebates	(9,404)	(7,882)
Total net sales	$662,070	$638,701

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general, and administrative expense.

We have made an accounting policy election to treat outbound shipping and handling activities as an expense.

4. Assets Held for Sale

Three of our non-operating properties were designated as held for sale as of March 28, 2020. These properties consisted of three former distribution facilities located in the Midwest and Southeast. We vacated these properties and designated them as held for sale during fiscal 2019 due to their proximity to other locations after the Cedar Creek acquisition. As of March 28, 2020, and December 28, 2019, the net book value of total assets held for sale was $1.1 million and was included in “Other current assets” in our Condensed Consolidated Balance Sheets. We continue to actively market all properties that are designated as held for sale, and we plan to sell these properties within the next 12 months.

5. Long-Term Debt

Revolving Credit Facility

We have a revolving credit facility that we entered into in April 2018 with Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto (the “Revolving Credit Facility”), with a maturity date of October 10, 2022. The Revolving Credit facility includes a committed senior secured asset-based revolving loan and letter of credit facility of up to $600 million, and an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $150 million. Our obligations under the Revolving Credit Facility are secured by a security interest in substantially all of our assets other than real property.

Loans under the Revolving Credit Facility bear interest at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.75 percent to 2.25 percent, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.75 percent to 1.25 percent, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on the base rate.
We amended the Revolving Credit Facility on January 31, 2020, to provide that (i) the “Seasonal Period” will run from November 15, 2019, through July 15, 2020, for the calendar year 2019, and from December 15 of each calendar year through April 15 of each immediately succeeding calendar year for the calendar year 2020 and thereafter, and (ii) the measurement period in the definition of “Cash Dominion Event” will be five consecutive business days instead of three consecutive business days. The adjustment to the Seasonal Period better aligns advance rates under the Revolving Credit Facility with the seasonality in our business and provides us with an enhanced borrowing base and greater liquidity through July 15, 2020.
As of March 28, 2020, we had outstanding borrowings of $381.6 million, excess availability of $96.8 million, and a weighted average interest rate of 3.2 percent. As of December 28, 2019, our principal balance was $326.5 million, excess availability was $80.0 million, and our weighted average interest rate was 3.9 percent.
The Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the Revolving Credit Facility as of March 28, 2020.

Term Loan Facility

We have a term loan facility that we entered into in April 2018 with HPS Investments Partners, LLC, as administrative and collateral agent, and certain other financial institutions party thereto (the “Term Loan Facility”), with a maturity date of October 13, 2023. The Term Loan Facility provides for a senior secured first lien loan facility in an initial aggregate principal amount of $180 million and is secured by a security interest in substantially all of our assets.
The Term Loan Facility requires monthly interest payments, and also requires quarterly principal payments of $450,000, in arrears, with the remaining balance due on the maturity date. The Term Loan Facility also requires certain mandatory prepayments of outstanding loans, subject to certain exceptions. The Term Loan Facility required maintenance of a total net leverage ratio of 6.25 to 1.00 for the quarter ending March 28, 2020, and requires a ratio of 8.75 to 1.00 for the second and third quarters of 2020, and ratio levels generally reduce over the remaining term of the Term Loan Facility. We were in compliance with all covenants under the Term Loan Facility as of March 28, 2020.
Borrowings under the Term Loan Facility may be made as Base Rate Loans or Eurodollar Rate Loans. The Base Rate Loans will bear interest at the rate per annum equal to (i) the greatest of the (a) U.S. prime lending rate published in The Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50 percent, and (c) the sum of the Adjusted Eurodollar Rate of one month plus 1.00 percent, provided that the Base Rate shall at no time be less than 2.00 percent per annum; plus (ii) the Applicable Margin, as described below. Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate, provided that the Adjusted Eurodollar Rate shall at no time be less than 1.00 percent per annum; plus (ii) the Applicable Margin. The Applicable Margin will be 6.00 percent with respect to Base Rate Loans and 7.00 percent with respect to Eurodollar Rate Loans.
We amended the Term Loan Facility on December 31, 2019, to extend the period for satisfying the designated principal balance level required to maintain the modified total net leverage ratio covenant levels for the 2019 fourth and subsequent quarters thereunder, which was satisfied on January 31, 2020, through repayments from proceeds from the real estate financing transactions described in Note 8. On February 28, 2020, we further amended the Term Loan Facility to provide that we would not be subject to the facility’s total net leverage ratio covenant from and after the time, and then for so long as, the principal balance level under the facility is less than $45 million. On April 1, 2020, we amended the Term Loan Facility to, among other things, modify the total net leverage ratio covenant levels for the 2020 second and third quarters. All other total net leverage ratio covenant levels for prior and future quarters were unchanged.
As of March 28, 2020, we had outstanding borrowings of $77.4 million under the Term Loan Facility and an interest rate of 8.6 percent per annum. As of December 28, 2019, our principal balance was $146.7 million with an interest rate of 8.7 percent per annum. The decrease in the outstanding borrowings was due to net proceeds of the real estate financing transactions described in Note 8 being applied to the Term Loan Facility.

6. Net Periodic Pension (Benefit) Cost
The following table shows the components of our net periodic pension (benefit) cost:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Service cost	$—	$113
Interest cost on projected benefit obligation	723	1,045
Expected return on plan assets	(1,210)	(1,194)
Amortization of unrecognized loss	263	300
Net periodic pension (benefit) cost	$(224)	$264

7. Stock Compensation
Stock Compensation Expense
During the three months ended March 28, 2020, and March 30, 2019, we incurred stock compensation expense of $1.0 million and $0.7 million, respectively. The increase in our stock compensation expense for the three-month period is attributable to having more outstanding equity-based grants during the period than in the prior year.
8. Leases
We determine if an arrangement is a lease at inception and assess lease classification as either operating or finance at lease inception or modification. Our operating and finance lease portfolio generally includes leases for real estate, certain logistics equipment, and vehicles. The majority of our leases have remaining lease terms of 1 year to 15 years, some of which include one or more options to extend the leases for 5 years. Operating lease right-of use (“ROU”) assets and liabilities are presented separately on the condensed consolidated balance sheets. Finance lease ROU assets are included in property and equipment and the finance lease obligations are presented separately in the condensed consolidated balance sheet. We have also made the accounting policy election to not separate lease components from non-lease components related to our mobile fleet asset class.
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
The components of lease expense were as follows:

	Three Months Ended March 28, 2020	Three Months Ended March 30, 2019

	(In thousands)
Operating lease cost:	$3,120	$3,144
Finance lease cost:
Amortization of right-of-use assets	$3,042	$2,896
Interest on lease liabilities	4,425	3,248
Total finance lease costs	$7,467	$6,144

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 28, 2020	Three Months Ended March 30, 2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,774	$2,903
Operating cash flows from finance leases	4,425	3,248
Financing cash flows from finance leases	2,222	2,187
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—
Finance leases	—	787

Supplemental balance sheet information related to leases was as follows:

	March 28, 2020	December 28, 2019
	(In thousands)
Finance leases
Property and equipment	$155,927	$156,770
Accumulated depreciation	(26,032)	(23,364)
Property and equipment, net	$129,895	$133,406
Weighted Average Remaining Lease Term (in years)
Operating leases	11.67	11.71
Finance leases	17.86	17.90
Weighted Average Discount Rate
Operating leases	9.37%	9.34%
Finance leases	10.48%	10.33%

The major categories of our finance lease liabilities as of March 28, 2020 are as follows:

	March 28, 2020	December 28, 2019
	(In thousands)
Equipment and vehicles	$30,808	$32,471
Real estate	120,543	120,525
Total finance leases	$151,351	$152,996

As of March 28, 2020, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
2020	$11,479	$15,927
2021	9,234	19,178
2022	7,922	18,350
2023	7,073	17,887
2024	6,753	17,324
Thereafter	48,887	284,409
Total lease payments	$91,348	$373,075
Less: imputed interest	(38,761)	(221,724)
Total	$52,587	$151,351

On December 28, 2019, our total operating lease commitments were as follows:

(In thousands)
2020	$12,735
2021	10,092
2022	8,247
2023	7,899
2024	7,287
Thereafter	56,081
Total	$102,341

Real Estate Transactions
On December 31, 2019, we completed four real estate financing transactions on warehouse facilities in Madison, TN; Kansas City, MO; Richmond, VA; and Bridgeton, MO for aggregate net proceeds of $27.2 million. On January 31, 2020, we completed nine real estate financing transactions on warehouse facilities in Charlotte, NC; Memphis, TN; Independence, KY: San Antonio, TX; Portland, ME; Denville, NJ; Yaphank, NY; Pensacola, FL; and Tallmadge, OH for aggregate net proceeds of $34.1 million. On February 28, 2020, we completed one real estate financing transaction on a warehouse facility in Elkhart, IN for net proceeds of $7.5 million. These fourteen real estate financing transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, we entered into long-term leases on the properties for initial terms from fifteen to eighteen years with multiple five-year renewal options.

We determined that these transactions did not qualify as sales in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 842 and, for accounting purposes, the transactions were not accounted for as sale-leaseback transactions. When this occurs, the real estate transaction is accounted for as a financing transaction, whereby the gross proceeds are recorded as a financing obligation in our consolidated balance sheets in other current liabilities and in noncurrent liabilities as real estate financing obligations. The assets related to these transactions remain on our books and we continue to depreciate them. Gross proceeds of these transactions were $78.3 million.

On March 28, 2020, our future minimum payments related to the financing obligations under our real estate financing transactions entered into during 2019 and 2020 were as follows:

(In thousands)
2020	$7,305
2021	9,922
2022	10,130
2023	10,343
2024	10,559
Thereafter	124,454

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
Collective Bargaining Agreements
As of March 28, 2020, we had over 2,200 employees on a full-time basis, and approximately 20 percent of our employees were represented by various local labor union Collective Bargaining Agreements (“CBAs”). Approximately 1 percent of our employees are covered by three CBAs that are up for renewal in fiscal 2020. As of March 28, 2020, one of these CBAs was renewed and the remaining two are expected to be renegotiated later this year.
10. Accumulated Other Comprehensive Loss
Comprehensive loss includes both net loss and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into our Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss is separately presented on our Condensed Consolidated Balance Sheets as part of stockholders’ deficit.
The changes in balances for each component of accumulated other comprehensive loss for the three months ended March 28, 2020, were as follows:

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
	(In thousands)
December 28, 2019, beginning balance	$666	$(35,441)	$212	$(34,563)
Other comprehensive income, net of tax [1]	3	196	(19)	180
March 28, 2020, ending balance, net of tax	$669	$(35,245)	$193	$(34,383)

[1] For the three months ended March 28, 2020, the actuarial loss recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a component of net periodic pension cost was $0.3 million, net of tax of $0.1 million. Please see Note 6, Net Periodic Pension Cost, for further information.

11. Income Taxes

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted on March 27, 2020, and contained several measures meant to counteract the economic effects of the COVID-19 pandemic. We are currently evaluating the provisions of the CARES Act and its impact. Our effective tax rate for the three months ended March 28, 2020, and March 30, 2019, was 86.5 percent and 27.3 percent, respectively. Our effective tax rate for the three months ended March 28, 2020 was impacted by (i) the discrete tax benefit of $3.9 million resulting from the release of the valuation allowance associated with the nondeductible interest expense under Section 163(j) of the Internal Revenue Code (“IRC”) as a result of changes under the CARES Act to increase the allowable percentage from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income, (ii) the permanent addback of certain nondeductible expenses, including meals and entertainment, and (iii) the effect of the partial valuation allowance for separate company state income tax losses. Our effective tax rate for the three months ended March 30, 2019, was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses.

Our financial statements contain certain deferred tax assets which primarily resulted from tax benefits associated with the loss before income taxes in prior years, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves, pension obligations, and differences between book and tax depreciation and amortization. We record a valuation allowance against our net deferred tax assets when we determine that, based on the weight of available evidence, it is more likely than not that our net deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences can be carried forward under tax law. Currently, we have a valuation allowance that covers (i) our separate company state net operating loss carryforwards and (ii) disallowed interest calculated pursuant to the changes made by the Tax Cuts and Jobs Act of 2017, as adjusted by the CARES Act.

At the end of each quarter, we evaluate the weight of available evidence (both positive and negative). We considered the recent reported loss generated in the current quarter and prior years (adjusted for unusual one-time items) and income generated in 2017, including the prior year income from Cedar Creek. We also considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence. The evidence considered included:

•	future reversals of existing taxable temporary differences;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	taxable income in prior carryback years if carryback is permitted under the tax law; and

•	tax planning strategies.

At the end of the first fiscal quarters of 2020 and 2019, in our evaluation of the weight of available evidence, we concluded that the weight of the positive evidence outweighed the negative evidence. In addition to the evidence discussed above, we considered as positive evidence forecasted future taxable income, the detail scheduling of the timing of the reversal of our deferred tax assets and liabilities, and the evidence from business and tax planning strategies described below. Although we believe our estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgments. We believe that the change in control under IRC Section 382, resulting from the completion of the secondary offering on October 23, 2017, will not cause any of our federal net operating losses to expire unused because management has been effectively implementing a real estate strategy involving the sale and leaseback of real estate. This strategy is further supported by the transactions involving four warehouses in January 2018 and two warehouses during 2019. In the first quarter of 2020, the Company executed three more sale and leaseback transactions, involving a total of fourteen warehouse locations. Additionally, the acquisition of Cedar Creek did not generate any limitations under IRC Section 382 on Cedar Creek’s tax assets. We will continue to monitor any changes to our results of operations that may affect our estimates, including any impact of COVID-19 if applicable.

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
The reconciliation of basic loss and diluted loss per common share for the three-month periods ended March 28, 2020, and March 30, 2019, were as follows:

	Three Months Ended
(in thousands, except per share data)	March 28, 2020	March 30, 2019
Net loss	$(787)	$(6,719)

Weighted-average shares outstanding - basic	9,366	9,337
Dilutive effect of share-based awards	—	—
Weighted-average shares outstanding - diluted	9,366	9,337

Basic loss per share	$(0.08)	$(0.72)
Diluted loss per share	$(0.08)	$(0.72)

13. Subsequent Events
Sixth Amendment to the Term Loan Facility
On April 1, 2020, we entered into the Sixth Amendment to our Term Loan Agreement which, among other things, modified the total net leverage ratio covenant levels for the second and third quarters of 2020. Refer to Note 5 for further details.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading distributor of building and industrial products in the U.S with a combination of market position and geographic coverage, the buying power of certain centralized procurement, and the strength of a locally-focused sales force, BlueLinx is able to provide a wide range of value-added services and solutions to our customers and suppliers. We are headquartered in Marietta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S. and deliver building and industrial products to a variety of wholesale and retail customers. We distribute products in two principal categories: structural products and specialty products. Structural products include primarily plywood, oriented strand board, rebar and remesh, lumber, spruce and other wood products primarily used for structural support in construction projects. Structural products represented between 31% and 37% of our net sales over the past twelve months. Specialty products include primarily engineered wood products, moulding, siding and trim, cedar, metal products (excluding rebar and remesh), and insulation. Specialty products represented between 63% and 69% of our net sales over the past twelve months.
On April 13, 2018, we completed the acquisition of Cedar Creek. Cedar Creek was established in 1977 as a wholesale building materials distribution company that distributed wood products across the United States. Its products included specialty lumber, oriented strand board, siding, cedar, spruce, engineered wood products, and other building products. This acquisition allowed us to expand our product offerings, while maintaining our existing geographical footprint.
Recent Developments - Impact of COVID-19 Pandemic
A novel strain of coronavirus (COVID-19) was first identified in December 2019 in certain Far East and European countries. On March 11, 2020, the spread of COVID-19 was declared a global pandemic by the World Health Organization, with a high concentration of cases in the United States. In response to the pandemic, governmental authorities around the world implemented numerous measures to combat the virus, such as travel bans and restrictions, quarantines, “shelter-in-place” orders, and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies.

We began preparations for the pandemic in late February, and in early March we implemented policies and procedures to protect our associates, serve our customers, and support our suppliers. We also moved quickly to develop plans and take actions designed to give us financial and operating flexibility during the pandemic. To date, our business has been designated as “essential” in all states in which we operate, and we are continuing to operate and provide service to customers and suppliers. Also, notably, we have not experienced any significant supply chain disruptions as a result of the pandemic, and our supply chain has remained intact in all material respects.

We formed a cross-functional COVID-19 Disaster Response Team and implemented safety and hygiene protocols consistent with the Centers for Disease Control and Prevention (“CDC”) and local guidance. Those protocols have evolved in accordance with CDC and local guidance, and they include mandating the use of face coverings where their use is required by local order; implementing enhanced cleaning and disinfecting procedures; using social distancing guidelines and physical separation where required; establishing no-travel mandates; implementing no-contact rules and visitor guidelines; implementing enhanced safety procedures for our drivers such as including contactless delivery procedures; using mobile work arrangements for employees whose work can be done remotely; and developing rapid response procedures for presumptive and confirmed COVID-19 cases at any of our locations.

We also developed plans designed to reduce our cost structure, strengthen our balance sheet, and further increase liquidity in response to the pandemic. Steps taken to reduce operating costs include pausing new hiring; limiting non-essential spending; closely monitoring and reviewing credit lines, open orders, overpaid accounts, and receivables aging; making substantial variable operating expense reductions correlating to local market demand declines; placing approximately 15% of our salaried workforce on an initial 60-day furlough; voluntary reductions of executive officer and vice president base salaries for at least six months; closely assessing and monitoring inventory availability and purchasing; and ongoing review and monitoring of payroll and branch expenses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted to offer relief to employers through, among other things, deferment of employer-side social security payments, deferral of quarterly pension contributions, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitation. We have elected to utilize certain of the provisions offered and continue to examine the impacts the CARES Act may have on our business.

For the first fiscal quarter of 2020, the COVID-19 pandemic did not have a significant impact on our business. Net sales increased 3.7% and our net loss improved 88% compared to the first quarter of 2019. However, beginning at the end of the first fiscal quarter of 2020, we began to see market demand decline in several of our warehouse locations. We believe that social distancing requirements, shelter-in-place orders, and restrictions on non-essential construction in states like New York, Pennsylvania, Vermont, and Michigan, stemming from the COVID-19 pandemic are likely to have a negative impact; even in these states, however, our distribution business was not fully impacted, and we have continued to operate everywhere, albeit with social distancing and hygiene protocols. Overall, we currently expect the pandemic to negatively impact our business and sales in 2020. The extent of this decline will depend on future developments, including, among others, the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, the actions, especially those taken by governmental authorities, to contain the pandemic or address its impact, and the impact the COVID-19 pandemic has on demand in the markets we service. The trajectory of the pandemic continues to evolve rapidly, and we cannot predict the extent to which our financial condition, results of operations, or cash flows will ultimately be impacted. We are closely monitoring the impact of the pandemic on these industry conditions, and we anticipate that as states begin to ease pandemic-related restrictions, any negative impact should begin to stabilize.
Industry Conditions
Many of the factors that cause our operations to fluctuate have historically been seasonal or cyclical in nature and we expect that to continue. Our operating results have historically been correlated with the level of single-family residential housing starts in the U.S. At any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence.

Our operating results are also affected by commodity pricing, primarily the markets for wood-based commodities. Lumber and panel prices generally trended upwards during the first quarter of 2020, enhancing gross margins for structural products. Market pricing in the first quarter of 2020 was close to historical averages, but is above the prior year levels, which resulted in favorable revenue comparisons to the first quarter of 2019.

Factors That Affect Our Operating Results
Our results of operations and financial performance are influenced by a variety of factors, including the following: the COVID-19 pandemic and other contagious illness outbreaks and their potential effects on our industry, suppliers and supply chains, and customers, our business, results of operations, cash flows, financial condition, and future prospects; the integration of the Cedar Creek business with ours and the potential for disruption in distribution relationships, operational performance and sales resulting therefrom; changes in the prices, supply and/or demand for products that we distribute; inventory management and commodities pricing; new housing starts; repair and remodeling activity; general economic and business conditions in the U.S.; disintermediation by our customers and suppliers; acceptance by our customers of our branded and privately branded products; financial condition and credit worthiness of our customers; supply from key vendors; reliability of the technologies we utilize; activities of competitors; changes in significant operating expenses; fuel costs; risk of losses associated with accidents; exposure to product liability claims and other legal proceedings; changes in the availability of capital and interest rates; adverse weather patterns or conditions; acts of cyber intrusion or other disruptions to our information technology systems; tariffs, anti-dumping and counter-vailing duties, anti-dumping charges, and similar import costs and restrictions; and variations in the performance of the financial markets, including the credit markets.

Results of Operations
The following table sets forth our results of operations for the first quarter of fiscal 2020 and fiscal 2019:

(Dollars in thousands)	First Quarter of Fiscal 2020	% of Net Sales	First Quarter of Fiscal 2019	% of Net Sales
Net sales	$662,070	100.0%	$638,701	100.0%

Gross profit	93,209	14.1%	86,045	13.5%
Selling, general, and administrative	77,769	11.7%	74,410	11.7%
Gains from sales of property	(525)	(0.1)%	—	—%
Depreciation and amortization	7,635	1.2%	7,328	1.1%
Operating income	8,330	1.3%	4,307	0.7%
Interest expense, net	14,380	2.2%	13,401	2.1%
Other (income) expense, net	(237)	(0.0)%	150	0.0%
Loss before benefit from income taxes	(5,813)	(0.9)%	(9,244)	(1.4)%
Benefit from income taxes	(5,026)	(0.8)%	(2,525)	(0.4)%
Net loss	$(787)	(0.1)%	$(6,719)	(1.1)%

The following table sets forth net sales by product category for the three-month periods ending March 28, 2020, and March 30, 2019 (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Structural products	$240,778	$196,786
Specialty products	421,292	441,915
Net sales	$662,070	$638,701

The following table sets forth gross profit and gross margin percentages by product category for the three-month periods of fiscal 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Structural products	$24,233	$18,733
Specialty products	68,976	67,312
Gross profit	$93,209	$86,045
Gross margin percentage by category
Structural products	10.1%	9.5%
Specialty products	16.4%	15.2%
Total, including adjustments	14.1%	13.5%

First Quarter of Fiscal 2020 Compared to First Quarter of Fiscal 2019

Net sales.  For the first quarter of fiscal 2020, net sales increased 3.7 percent, or $23.4 million, compared to the first quarter of fiscal 2019. The sales increase was driven by higher sales volumes and commodity price inflation, offset by the loss of $31.9 million of sales related to a siding program that was discontinued in conjunction with our Cedar Creek integration activities in the prior year.
Gross profit and gross margin.  For the first quarter of fiscal 2020, gross profit increased by $7.2 million, or 8.3 percent, compared to the first quarter of fiscal 2019, primarily due to increased sales revenue and improved gross margins on both our specialty and structural products businesses. Gross margin during the same period was 14.1 percent, an increase compared to 13.5 percent in the first quarter of fiscal 2019.
Selling, general, and administrative expenses.  The increase in selling, general, and administrative expenses of 4.5 percent, or $3.4 million, for the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019, is primarily due to increases in our operational and logistics expenses in support of our strategy to enhance our service to our customer base and higher sales volumes.
Depreciation and amortization expense. For the first quarter of fiscal 2020, depreciation and amortization expense increased by $0.3 million to $7.6 million due to a higher base of depreciable assets.
Interest expense. Interest expense increased by $1.0 million for the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019. The increase was largely attributable to an increase in real estate financing transactions.
Provision for income taxes. Our effective tax rate was 86.5 percent and 27.3 percent for the first quarter of fiscal 2020 and 2019, respectively. Our effective tax rate for the first quarter of fiscal 2020 was impacted by (i) the discrete tax benefit of $3.9 million resulting from the release of the valuation allowance associated with the nondeductible interest expense under IRC Section 163(j) as a result of the CARES act changing the allowable percentage from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income, (ii) the permanent addback of certain nondeductible expenses, including meals and entertainment, and (iii) the effect of the partial valuation allowance for separate company state income tax losses. Our effective tax rate for the first quarter of fiscal 2019 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses.
Net loss. Our net loss improved over the prior year period due to higher sales, increased gross margins, and reduced costs associated with the acquisition of Cedar Creek.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth fiscal quarters are typically our lower volume quarters, due to the impact of poor weather on the construction market. Our second and third fiscal quarters are typically our higher volume quarters, reflecting an increase in construction, due to more favorable weather conditions. Assuming no change in underlying inventory costs, our working capital generally increases in the fiscal second and third quarters, reflecting increased seasonal demand. However, due to the significant impacts of the COVID-19 pandemic, we do not expect to experience our typical seasonality trends in 2020.
Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations and borrowings under our Revolving Credit Facility. We expect that these sources will fund our ongoing cash requirements for the foreseeable future. We believe that, assuming that our operations are not significantly impacted by the COVID-19 pandemic for a prolonged period, our sales in the normal course of our operations, and amounts currently available from our Revolving Credit Facility and other sources, will be sufficient to fund our routine operations, including working capital requirements, for at least the next 12 months.
Revolving Credit Facility
In April 2018, we amended and restated our Revolving Credit Facility to provide for a senior secured revolving loan and letter of credit facility of up to $600 million and an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $150 million. If we obtain the full amount of the additional increases in commitments, the Revolving Credit Facility will allow borrowings of up to $750 million. Borrowings under the Revolving Credit Facility are subject to availability under the Borrowing Base (as that term is defined in the Revolving Credit Facility). Letters of credit in an aggregate amount of up to $30 million are also available under the Revolving Credit Facility, which would reduce the amount of the revolving loans available thereunder. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.75 percent to 2.25 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.75 percent to 1.25 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.

If excess availability falls below the greater of (i) $50 million and (ii) 10 percent of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time, the Revolving Credit Facility requires maintenance of a fixed charge coverage ratio of 1.0 to 1.0 until excess availability has been at least the greater of (i) $50 million and (ii) 10 percent of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time for a period of 30 consecutive days.

We amended the Revolving Credit Facility on January 31, 2020, to provide that (i) the “Seasonal Period” will run from November 15, 2019, through July 15, 2020, for the calendar year 2019, and from December 15 of each calendar year through April 15 of each immediately succeeding calendar year for the calendar year 2020 and thereafter, and (ii) the measurement period in the definition of “Cash Dominion Event” will be five consecutive business days instead of three consecutive business days.
As of March 28, 2020, we had outstanding borrowings of $381.6 million, excess availability of $96.8 million, and a weighted average interest rate of 3.2 percent under the Revolving Credit Facility. As of December 28, 2019, our principal balance was $326.5 million, excess availability was $80.0 million, and our weighted average interest rate was 3.9 percent.
We were in compliance with all covenants under the Revolving Credit Facility as of March 28, 2020.
Term Loan Facility
In April 2018, we entered into our Term Loan Facility with HPS Investment Partners, LLC, and other financial institutions as party thereto, which provides for a term loan of $180 million secured by substantially all of our assets. Borrowings under the Term Loan Facility may be made as Base Rate Loans or Eurodollar Rate Loans. The Base Rate Loans will bear interest at the rate per annum equal to (i) the greatest of the (a) U.S. prime lending rate published in The Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50 percent, and (c) the sum of the Adjusted Eurodollar Rate of one month plus 1.00 percent, provided that the Base Rate shall at no time be less than 2.00 percent per annum; plus (ii) the Applicable Margin, as described below. Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate, provided that the Adjusted Eurodollar Rate shall at no time be less than 1.00 percent per annum; plus (ii) the Applicable Margin. The Applicable Margin will be 6.00 percent with respect to Base Rate Loans and 7.00 percent with respect to Eurodollar Rate Loans.
We amended the Term Loan Facility on December 31, 2019, to extend the period for satisfying the designated principal balance level required to maintain the modified total net leverage ratio covenant levels for the 2019 fourth and subsequent quarters thereunder, which was satisfied on January 31, 2020, through repayments from proceeds from the real estate financing transactions described in Note 8. On February 28, 2020, we further amended the Term Loan Facility to provide that we would not be subject to the facility’s total net leverage ratio covenant from and after the time, and then for so long as, the principal balance level under the facility is less than $45 million. On April 1, 2020, we amended the Term Loan Facility by, among other things, modifying the total net leverage ratio covenant levels for the 2020 second and third quarters. All other total net leverage ratio covenant levels for prior and future quarters were unchanged.

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

The Term Loan Facility requires maintenance of a total net leverage ratio of 6.25 to 1.00 for the quarter ending March 28, 2020, a ratio of 8.75 to 1.00 for the second and third quarters of 2020, and ratio levels generally reducing over the remaining term of the Term Loan Facility. We were in compliance with all covenants under the Term Loan Facility as of March 28, 2020.
As of March 28, 2020, we had outstanding borrowings of $77.4 million under our Term Loan Facility and an interest rate of 8.6 percent per annum. As of December 28, 2019, our principal balance was $146.7 million with an interest rate of 8.7 percent per annum. The decrease in the outstanding borrowings was due to net proceeds of the real estate financing transactions described in Note 8 being applied to the Term Loan Facility.

Finance Lease Commitments and Real Estate Financing Obligations
In January 2018, we completed sale-leaseback transactions on four distribution centers. We sold these properties for gross proceeds of $110.0 million. As a result of the transactions, we recognized finance lease assets and obligations totaling $95.1 million on these properties, and a total deferred gain of $83.9 million, which is amortized over the lives of the applicable leases. Our total finance lease commitments, which substantially relate to leases of property, including the properties associated with these sale-leaseback transactions, totaled $151.4 million as of March 28, 2020.
In May 2019 and June 2019, we completed real estate financing transactions on two distributions centers under sale-leaseback arrangements. We sold these properties for gross proceeds of $45.0 million. During the first quarter of 2020, in December 2019, January 2020, and February 2020, we completed real estate financing transactions under sale-leaseback arrangements on an additional fourteen distribution centers. We sold these properties for gross proceeds of $78.3 million. Under ASC 842, which we adopted at the beginning of fiscal 2019, these transactions did not qualify as sales. As a result, we recorded financing obligations in the amount of the gross proceeds received, which are amortized over the lives of the financing obligations. Our total commitments under these financing obligations totaled $172.7 million as of March 28, 2020.
Interest Rates
Our Revolving Credit Facility and our Term Loan Facility include available interest rate options based on the London Inter-bank Offered Rate (LIBOR). It is widely expected that LIBOR will be discontinued after 2021, and the U.S. and other countries are currently working to replace LIBOR with alternative reference rates. The consequences of these developments with respect to LIBOR cannot be entirely predicted; however, we do not believe that the discontinuation of LIBOR as a reference rate in our loan agreements will have a material adverse effect on our financial position or materially affect our interest expense.
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first three months of fiscal 2020 was $59.2 million, compared to net cash used in operating activities of $58.3 million in the first three months of fiscal 2019. During the first three months of fiscal 2020, cash used in operating activities increased slightly, primarily from the increase in working capital compared to prior year.
Investing Activities
Net cash used in investing activities for the first three months of fiscal 2020 was $1.2 million compared to net cash provided by investing activities of $4.9 million in the first three months of fiscal 2019. The net cash provided by investing activities in the prior year was due to $6.0 million that was returned from escrow after the Cedar Creek acquisition was finalized, offset by cash paid for property and equipment investments of $1.2 million; cash paid for property and equipment investments was consistent in both periods.
Financing Activities
Net cash provided by financing activities totaled $61.3 million for the first three months of fiscal 2020, compared to $57.1 million for the first three months of fiscal 2019. The increase in net cash provided by financing activities is primarily due to proceeds from real estate transactions of $78.3 million and net borrowings on the revolving credit facility of $55.1 million, offset by a repayment on our term loan of $69.2 million.

Operating Working Capital [1]

Selected financial information (in thousands)
	March 28, 2020	December 28, 2019	March 30, 2019
Current assets:
Cash	$12,558	$11,643	$12,682
Receivables, less allowance for doubtful accounts	247,940	192,872	246,342
Inventories, net	378,634	345,806	387,330
	$639,132	$550,321	$646,354

Current liabilities:
Accounts payable [2]	$162,398	$132,348	$175,192
	$162,398	$132,348	$175,192

Operating working capital	$476,734	$417,973	$471,162
___________________________
[1] Operating working capital is defined as the sum of cash, receivables, and inventory less accounts payable.
[2] Accounts payable includes outstanding payments of $26.5 million, $16.1 million, and $42.9 million as of March 28, 2020, December 28, 2019, and March 30, 2019, respectively. Outstanding payments represent outstanding checks and electronic payments that have not been presented for payment as of the end of the period; these amounts are typically funded within 24 hours.
Operating working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash.
Operating working capital of $476.7 million on March 28, 2020, compared to $418.0 million as of December 28, 2019, increased on a net basis by approximately $58.8 million. The increase in operating working capital is primarily driven by seasonal increases in accounts receivable and inventory to support expected increases that the Company has historically experienced in sales activity during the summer building season, offset by increases in accounts payable.

Operating working capital of $476.7 million on March 28, 2020, compared to $471.2 million as of March 30, 2019, increased by $5.6 million, driven by a decrease in accounts payable, partially offset by a decrease in the company’s inventory level.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. There have been no material changes to our critical accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements include, without limitation, any statement that predicts, forecasts, indicates or implies future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. The forward-looking statements in this report include statements about the COVID-19 pandemic, its duration and effects, and its potential effects on our business and results of operations; anticipated effects of adopting certain accounting standards; estimated future annual amortization expense; potential changes to estimates made in connection with revenue recognition; the expected outcome of legal proceedings; industry conditions; seasonality; and liquidity and capital resources.
Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2019, and those discussed elsewhere in this report (including Item 1A of Part II of this report) and in future reports that we file with the SEC. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors that may cause these differences include, among other things: the COVID-19 pandemic and other contagious illness outbreaks and their potential effects on our industry, suppliers and supply chain, and customers, and our business, results of operations, cash flows, financial condition, and future prospects; our ability to integrate and realize anticipated synergies from acquisitions; loss of material customers, suppliers, or product lines in connection with acquisitions; operational disruption in connection with the integration of acquisitions; our indebtedness and its related limitations; sufficiency of cash flows and capital resources; our ability to monetize real estate assets; fluctuations in commodity prices; adverse housing market conditions; disintermediation by customers and suppliers; changes in prices, supply and/or demand for our products; inventory management; competitive industry pressures; industry consolidation; product shortages; loss of and dependence on key suppliers and manufacturers; import taxes and costs, including new or increased tariffs, anti-dumping duties, countervailing duties or similar duties; our ability to successfully implement our strategic initiatives; fluctuations in operating results; sale-leaseback transactions and their effects; real estate leases; changes in interest rates; exposure to product liability claims; our ability to complete offerings under our shelf registration statement on favorable terms, or at all; changes in our product mix; petroleum prices; information technology security and business interruption risks; litigation and legal proceedings; natural disasters and unexpected events; activities of activist stockholders; labor and union matters; limits on net operating loss carryovers; pension plan assumptions and liabilities; risks related to our internal controls; retention of associates and key personnel; federal, state, local and other regulations, including environmental laws and regulations; and changes in accounting principles. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the first quarter of fiscal 2020, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A.Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2019, as updated and supplemented below, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our business, results of operations, and financial condition may be materially adversely impacted by the COVID-19 pandemic.

A novel strain of coronavirus (COVID-19) was first identified in December 2019 in certain Far East and European countries. On March 11, 2020, the spread of COVID-19 was declared a global pandemic by the World Health Organization, with a high concentration of cases in the United States. On March 13, 2020, the United States declared a national emergency concerning the pandemic, and many U.S. states and municipalities have declared public health emergencies. In response, U.S. federal, state, and local governments and agencies have enacted wide-ranging actions to combat the pandemic, including “shelter-in-place” orders and quarantines, social distancing mandates, and hygiene protocols. In addition, some U.S. states and municipalities have placed significant limits on non-essential construction projects. These actions have substantially restricted daily activities for individuals and businesses, and have caused many businesses to curtail or cease normal operations.

The widespread health crisis created by the COVID-19 pandemic and the actions taken to combat it have had a significant adverse effect on the economies and financial markets of the U.S. and many other countries. The U.S. has experienced deteriorating economic conditions in many major markets, including increased unemployment, decreases in disposable income, declines in consumer confidence, general economic slowdowns, and significant volatility in financial markets. These deteriorating economic conditions have generally lowered demand for our products, and they may continue to do so in the future, which could materially reduce our sales and profitability. In addition, any bankruptcy or financial distress of our customers or suppliers due to deterioration in economic conditions could result in other significant negative impacts to our business including reduced sales, decreased collectability of accounts receivable, impaired credit, an ineffective supply chain, loss of credit from our suppliers, and a reduction in certain key product brands. Deteriorating economic conditions and reduced sales and profitability could also limit the availability of credit, or increase our borrowing costs, including by requiring additional collateral. We also may be required to record impairment charges with respect to assets whose fair values may be negatively affected by the effects of the pandemic on our operations.

In addition, although our operations and those of most of our direct customers and suppliers are currently considered “essential” and are therefore exempt from state and local business closure orders, these exemptions are not expected to completely mitigate the significant impact to our markets caused by the COVID-19 pandemic, and they may be curtailed or revoked in the future. If these exemptions are curtailed or revoked, it could require us, or our customers or suppliers, to further limit our operations or suspend them altogether, which would adversely impact our business, operating results, and financial condition. The pandemic has also caused, and may continue to cause, disruption to the global supply chain, which could impact our ability to source products from our suppliers, many of whom are located outside of the United States, including China.

In response to the pandemic, we have instituted a number of actions to protect our workforce, including restricting business travel, imposing mandatory quarantine periods for employees who have traveled to areas impacted by the pandemic, modifying office functions to allow employees to work remotely, and modifying our warehouse and delivery operations to enforce enhanced safety protocols around social distancing, hygiene, and health screening. While all of these steps are necessary and appropriate in light of the pandemic, they, coupled with state and local business closure orders and regulations, do impact our ability to operate our business in its ordinary and traditional course, and they have and may continue to cause us to experience reductions in productivity and disruptions to our business routines while they remain in place.

The potential magnitude or duration of the business and economic impacts from this pandemic are uncertain, but the associated negative trends are likely to continue through fiscal 2020. However, the negative impact on our business from the COVID-19 pandemic could be more prolonged and may become more severe. Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition, and cash flows. In addition, any of these negative impacts, alone or in combination with others, could exacerbate many of the risks described in Part I, “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 28, 2019, and the other risks described in this report. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted.

We have been notified that we are not in compliance with certain listing standards of the New York Stock Exchange (NYSE), and we may be unable to regain compliance.

On April 22, 2020, we were notified by the NYSE that we were not in compliance with the continued listing standards set forth in Section 802.01B of the New York Stock Exchange Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million, and, at the same time, our stockholders’ equity was less than $50 million.

On April 28, 2020, we submitted a plan to regain conformity with this NYSE listing standard by January 1, 2022, in accordance with NYSE rules. Within 45 days of the submission of this plan, the NYSE will determine whether we have made a reasonable demonstration of our ability to conform to the relevant standards within the cure period. If the NYSE accepts our plan, our common stock will continue to be listed and traded on the NYSE during the cure period, subject to our compliance with other continued listing standards, and we will be subject to quarterly monitoring by the NYSE for compliance with the plan. The NYSE will deem us to have regained compliance if, during the cure period, we comply with the relevant continued listing standards, or qualify under an original listing standard, for a period of two consecutive quarters. Until the NYSE determines that we have regained compliance, our common stock trading symbol of “BXC” will have an added designation of “.BC” to indicate that the status of the common stock is “below compliance” with the NYSE continued listing standards. If we fail to comply with the plan, do not meet continued listing standards at the end of the allowed cure period, or in the event that our common stock trades at levels viewed to be abnormally low by the NYSE, our common stock will be subject to the prompt initiation of NYSE suspension and delisting procedures. There can be no assurance that the NYSE will accept our plan, or that our plans to regain compliance will be successful.

While we believe that the erosion of our average market capitalization was a direct result of the effects of the COVID-19 pandemic on the stock market, and we expect that a return to normalcy in the stock market should return our market capitalization to a compliant level, delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline if our common stock is delisted. Delisting could also make it more difficult for us to raise additional capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended March 28, 2020:

	Total Number
	Shares	Average Price
Period	Purchased[1]	Paid Per Share
December 29, 2019 - February 1, 2020	—	$—
February 2 - February 29, 2020	498	$13.45
March 1 - March 28, 2020	—	$—
Total	498

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1	*
First Amendment to Amended and Restated Credit Agreement, dated January 31, 2020, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto.

10.2	*
Fourth Amendment to Credit and Guaranty Agreement, dated December 31, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent.

10.3	*
Fifth Amendment to Credit and Guaranty Agreement, dated February 28, 2020, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent.

10.4	*	Employment Agreement between BlueLinx Corporation and Kelly C. Janzen, dated March 2, 2020.
10.5	*	Separation Agreement between BlueLinx Corporation and Susan C. O’Farrell, dated March 9, 2020.
10.6	*	Form of Purchase and Sale Agreement with Big Acquisitions LLC, dated as of October 16, 2019.
10.7	*	Form of First Amendment to Purchase and Sale Agreement with Big Acquisitions LLC, dated as of November 20, 2019.
10.8	*	Form of Second Amendment to Purchase and Sale Agreement with Big Acquisitions LLC, dated as of December 13, 2019.
10.9	*	Letter Agreement, dated March 22, 2020, between BlueLinx Holdings Inc. and Mitchell B. Lewis.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	*	Filed herewith.
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

BlueLinx Holdings Inc.
(Registrant)

Date: May 6, 2020	By:	/s/ Kelly C. Janzen
Kelly C. Janzen
Senior Vice President and Chief Financial Officer