Form 10-Q
period 2020-06-27
BlueLinx Holdings Inc.
filed 2020-08-03
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 27, 2020
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32383

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically (Section 232.405 of this chapter) every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☑	Non-accelerated Filer	☐	Smaller Reporting Company	☑
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2020, there were 9,461,412 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended June 27, 2020

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$698,776	$706,448	$1,360,846	$1,345,149
Cost of sales	597,956	612,281	1,166,817	1,164,937
Gross profit	100,820	94,167	194,029	180,212
Operating expenses:
Selling, general, and administrative	69,710	70,150	143,314	139,235
Depreciation and amortization	7,063	7,503	14,698	14,831
Gains from sales of property	—	(9,760)	(525)	(9,760)
Other operating expenses	1,962	3,951	6,127	9,276
Total operating expenses	78,735	71,844	163,614	153,582
Operating income	22,085	22,323	30,415	26,630
Non-operating expenses (income):
Interest expense, net	11,535	13,717	25,915	27,118
Other (income) expense, net	417	(45)	180	105
Income (loss) before provision for (benefit from) income taxes	10,133	8,651	4,320	(593)
Provision for (benefit from) income taxes	3,438	2,350	(1,588)	(175)
Net income (loss)	$6,695	$6,301	$5,908	$(418)

Basic income (loss) per share	$0.71	$0.67	$0.63	$(0.04)
Diluted income (loss) per share	$0.71	$0.67	$0.63	$(0.04)

Comprehensive income (loss):
Net income (loss)	$6,695	$6,301	$5,908	$(418)
Other comprehensive income (loss):
Foreign currency translation, net of tax	17	—	20	7
Amortization of unrecognized pension loss, net of tax	114	208	310	431
Pension curtailment, net of tax	—	(1,486)	—	(632)
Other	2	1	(17)	16
Total other comprehensive income (loss)	133	(1,277)	313	(178)
Comprehensive income (loss)	$6,828	$5,024	$6,221	$(596)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 27, 2020	December 28, 2019
ASSETS
Current assets:
Cash	$11,530	$11,643
Receivables, less allowances of $3,911 and $3,236, respectively	264,642	192,872
Inventories, net	313,979	345,806
Other current assets	26,509	27,718
Total current assets	616,660	578,039
Property and equipment, at cost	308,616	308,067
Accumulated depreciation	(122,123)	(112,299)
Property and equipment, net	186,493	195,768
Operating lease right-of-use assets	50,802	54,408
Goodwill	47,772	47,772
Intangible assets, net	22,591	26,384
Deferred tax assets	54,494	53,993
Other non-current assets	20,292	15,061
Total assets	$999,104	$971,425
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$158,920	$132,348
Accrued compensation	11,140	7,639
Current maturities of long-term debt, net of debt issuance costs of $74 and $74, respectively	2,176	2,176
Finance lease liabilities - short-term	5,958	6,486
Operating lease liabilities - short-term	6,633	7,317
Real estate deferred gains - short-term	4,040	3,935
Other current liabilities	11,011	11,222
Total current liabilities	199,878	171,123
Non-current liabilities:
Long-term debt, net of debt issuance costs of $10,915 and $12,481, respectively	377,880	458,439
Finance lease liabilities - long-term	266,622	191,525
Operating lease liabilities - long-term	44,169	47,091
Real estate deferred gains - long-term	79,984	81,886
Pension benefit obligation	22,109	23,420
Other non-current liabilities	26,710	24,024
Total liabilities	1,017,352	997,508
Commitments and Contingencies
STOCKHOLDERS’ DEFICIT:
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,461,412 and 9,365,768 outstanding on June 27, 2020 and December 28, 2019, respectively	95	94
Additional paid-in capital	262,587	260,974
Accumulated other comprehensive loss	(34,250)	(34,563)
Accumulated stockholders’ deficit	(246,680)	(252,588)
Total stockholders’ deficit	(18,248)	(26,083)
Total liabilities and stockholders’ deficit	$999,104	$971,425
See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income (loss)	$5,908	$(418)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Benefit from income taxes	(1,588)	(175)
Depreciation and amortization	14,698	14,831
Amortization of debt issuance costs	1,903	1,614
Gains from sales of property	(525)	(9,760)
Amortization of deferred gain	(1,967)	(1,902)
Share-based compensation	1,858	1,341
Changes in operating assets and liabilities:
Accounts receivable	(71,770)	(53,608)
Inventories	31,827	(16,800)
Accounts payable	26,572	25,672
Prepaid and other current assets	(3,200)	(8,078)
Other assets and liabilities	9,185	(5,766)
Net cash provided by (used in) operating activities	12,901	(53,049)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	6,009
Proceeds from sale of assets	102	10,758
Property and equipment investments	(1,752)	(1,784)
Net cash (used in) provided by investing activities	(1,650)	14,983

Cash flows from financing activities:
Borrowings on revolving credit facilities	350,236	365,519
Repayments on revolving credit facilities	(354,509)	(329,683)
Repayments on term loan	(77,852)	(31,899)
Proceeds from real estate financing transactions	78,263	44,822
Debt financing costs	(2,665)	(2,359)
Repurchase of shares to satisfy employee tax withholdings	(254)	(208)
Principal payments on finance lease liabilities	(4,583)	(4,403)
Net cash (used in) provided by financing activities	(11,364)	41,789

Net change in cash	(113)	3,723
Cash at beginning of period	11,643	8,939
Cash at end of period	$11,530	$12,662

Supplemental Cash Flow Information
Net income tax (refunds) payments during the period	$(223)	$3,057
Interest paid during the period	$24,416	$27,278

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit Total
	Shares	Amount
Balance, December 28, 2019	9,366	$94	$260,974	$(34,563)	$(252,588)	$(26,083)
Net loss	—	—	—	—	(787)	(787)
Foreign currency translation, net of tax	—	—	—	3	—	3
Unrealized gain from pension plan, net of tax	—	—	—	196	—	196
Vesting of restricted stock units	2	—	—	—	—	—
Compensation related to share-based grants	—	—	1,004	—	—	1,004
Repurchase of shares to satisfy employee tax withholdings	(1)	—	(7)	—	—	(7)
Other	—	—	9	(19)	—	(10)
Balance, March 28, 2020	9,367	94	261,980	(34,383)	(253,375)	(25,684)
Net income	—	—	—	—	6,695	6,695
Foreign currency translation, net of tax	—	—	—	17	—	17
Unrealized gain from pension plan, net of tax	—	—	—	114	—	114
Vesting of restricted stock units	122	1	—	—	—	1
Compensation related to share-based grants	—	—	854	—	—	854
Repurchase of shares to satisfy employee tax withholdings	(28)	—	(247)	—	—	(247)
Other	—	—	—	2	—	2
Balance, June 27, 2020	9,461	$95	$262,587	$(34,250)	$(246,680)	$(18,248)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit Total
	Shares	Amount
Balance, December 29, 2018	9,294	$92	$258,596	$(37,129)	$(236,222)	$(14,663)
Net loss	—	—	—	—	(6,719)	(6,719)
Adoption of ASC 842, net of tax	—	—	—	—	1,291	1,291
Foreign currency translation, net of tax	—	—	—	7	—	7
Unrealized gain from pension plan, net of tax	—	—	—	1,077	—	1,077
Vesting of restricted stock units	49	1	—	—	—	1
Compensation related to share-based grants	—	—	706	—	—	706
Other	—	—	—	15	—	15
Balance, March 30, 2019	9,343	93	259,302	(36,030)	(241,650)	(18,285)
Net income	—	—	—	—	6,301	6,301
Foreign currency translation, net of tax	—	—	—	—	—	—
Unrealized loss from pension plan, net of tax	—	—	—	(1,278)	—	(1,278)
Vesting of restricted stock units	32	1	—	—	—	1
Compensation related to share-based grants	—	—	635	—	—	635
Repurchase of shares to satisfy employee tax withholdings	(10)	—	(208)	—	—	(208)
Other	—	—	(2)	1	—	(1)
Balance, June 29, 2019	9,365	$94	$259,727	$(37,307)	$(235,349)	$(12,835)

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 27, 2020
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (“the Company”). Our independent registered public accounting firm has not audited the accompanying interim financial statements. We derived the condensed consolidated balance sheet at June 27, 2020, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “Fiscal 2019 Form 10-K”), as filed with the Securities and Exchange Commission on March 11, 2020. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations and comprehensive loss for the three and six months ended June 27, 2020, and June 29, 2019, our balance sheets at June 27, 2020, and December 28, 2019, our statements of cash flows for the six months ended June 27, 2020, and June 29, 2019, and our statements of stockholders’ deficit for the three and six months ended June 27, 2020, and June 29, 2019.

We have condensed or omitted certain notes and other information from the interim condensed consolidated financial statements presented in this report. Therefore, these condensed consolidated interim financial statements should be read in conjunction with the Fiscal 2019 Form 10-K. In addition, certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not materially impact operating income or consolidated net income (loss). The results for the three and six months ended June 27, 2020, are not necessarily indicative of results that may be expected for the full year ending January 2, 2021, or any other interim period.
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
On April 13, 2018, we completed the acquisition of Cedar Creek Holdings, Inc. (“Cedar Creek”). Results for Cedar Creek are included in the consolidated financial information presented herein.
Reclassification of Prior Period Presentation
An adjustment has been made to the Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2020, and June 29, 2019, to include outstanding payments as part of the change in accounts payable within cash flows from operating activities.  In previous periods, this change was included within cash flows from financing activities.

We have reclassified certain costs within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 27, 2020, and June 29, 2019, from selling, general and administrative to other operating expenses. These costs primarily relate to the integration of the acquisition of Cedar Creek.
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
2. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek, we acquired certain intangible assets. As of June 27, 2020, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations. As of June 27, 2020, goodwill was $47.8 million.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount.

We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. Our one reporting unit has a fair value that exceeds its book value, but a negative carrying amount of net assets, as of June 27, 2020.
Definite-Lived Intangible Assets.
On June 27, 2020, the gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets were as follows:

	Gross carrying amounts	Accumulated Amortization	(1)	Net carrying amounts
	(In thousands)
Customer relationships	$25,500	$(8,393)		$17,107
Noncompete agreements	8,254	(4,564)		3,690
Trade names	6,826	(5,032)		1,794
Total	$40,580	$(17,989)		$22,591

(1) Intangible assets except customer relationships are amortized on a straight-line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
The weighted average estimated useful life remaining for customer relationships, noncompete agreements, and trade names is approximately 10 years, 2 years, and 1 year, respectively. Amortization expense for the definite-lived intangible assets was $1.8 million and $3.8 million for the three- and six-month periods ended June 27, 2020, respectively. For the three- and six-month periods ended June 30, 2019, amortization expense was $2.0 million and $4.1 million, respectively.
Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2020 and the next four fiscal years is as follows:

Estimated Amortization
(In thousands)
2020	$3,645
2021	4,973
2022	3,111
2023	1,807
2024	1,505

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

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)		(In thousands)
Structural products	$249,571	$224,528	$490,349	$421,314
Specialty products	449,205	481,920	870,497	923,835
Total net sales	$698,776	$706,448	$1,360,846	$1,345,149

The following table presents our revenues disaggregated by sales channel. Following the acquisition and integration of Cedar Creek, our reload sales were less distinct from warehouse sales, as they have been classified in prior periods. In addition, from time to time we may also make changes to certain intercompany allocations amongst sales channels. As a result, certain prior period amounts have been reclassified to conform to the current period revenues disaggregated by sales channel. Such reclassifications do not have an impact on total net sales as reported in any period. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)		(In thousands)
Warehouse and reload	$601,279	$594,024	$1,163,472	$1,117,250
Direct	107,848	121,856	217,129	245,212
Customer discounts and rebates	(10,351)	(9,432)	(19,755)	(17,313)
Total net sales	$698,776	$706,448	$1,360,846	$1,345,149

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general, and administrative expense.

We have made an accounting policy election to treat outbound shipping and handling activities as an expense.

4. Assets Held for Sale

Three of our non-operating properties were designated as held for sale as of June 27, 2020. These properties consisted of three former distribution facilities located in the Midwest and Southeast. We vacated these properties and designated them as held for sale during fiscal 2019 due to their proximity to other locations after the Cedar Creek acquisition. As of June 27, 2020, and December 28, 2019, the net book value of total assets held for sale was $1.1 million and was included in “Other current assets” in our Condensed Consolidated Balance Sheets. We continue to actively market all properties that are designated as held for sale, and we plan to sell these properties within the next 12 months.

5. Long-Term Debt

As of June 27, 2020, and December 28, 2019, long-term debt consisted of the following:

	June 27, 2020	December 28, 2019
	(In thousands)
Revolving Credit Facility (1)	$322,223	$326,496
Term Loan Facility (2)	68,822	146,674
Finance lease obligations (3)	272,580	198,011
	663,625	671,181
Unamortized debt issuance costs	(10,989)	(12,555)
	652,636	658,626
Less: current maturities of long-term debt	8,134	8,662
Long-term debt, net of current maturities	$644,502	$649,964

(1) The weighted average interest rate was 2.6 percent and 3.9 percent as of June 27, 2020 and December 28, 2019, respectively.
(2) The weighted average interest rate was 8.0 percent and 8.7 percent as of June 27, 2020 and December 28, 2019, respectively.
(3) Refer to Note 8, Leases, for interest rates associated with finance lease obligations.

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
We amended the Revolving Credit Facility on January 31, 2020, to provide that (i) the “Seasonal Period” will run from November 15, 2019, through July 15, 2020, for the calendar year 2019, and from December 15 of each calendar year through April 15 of each immediately succeeding calendar year for the calendar year 2020 and thereafter, and (ii) the measurement period in the definition of “Cash Dominion Event” will be five consecutive business days instead of three consecutive business days. The adjustment to the Seasonal Period better aligns advance rates under the Revolving Credit Facility with the seasonality in our business and provided us with an enhanced borrowing base and greater liquidity through July 15, 2020.
As of June 27, 2020, we had outstanding borrowings of $322.2 million, excess availability of $138.1 million, and a weighted average interest rate of 2.6 percent. As of December 28, 2019, our principal balance was $326.5 million, excess availability was $80.0 million, and our weighted average interest rate was 3.9 percent.
The Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the Revolving Credit Facility as of June 27, 2020.

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
The Term Loan Facility requires monthly interest payments, and also requires quarterly principal payments of $402,282, in arrears, with the remaining balance due on the maturity date. The Term Loan Facility also requires certain mandatory prepayments of outstanding loans, subject to certain exceptions. The Term Loan Facility requires maintenance of a total net leverage ratio of 8.75 to 1.00 for the quarter ending June 27, 2020 and the third quarter of 2020, and 5.25 to 1.00 for the fourth quarter of 2020; ratio levels generally reduce over the remaining term of the Term Loan Facility. We were in compliance with all covenants under the Term Loan Facility as of June 27, 2020.
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
As of June 27, 2020, we had outstanding borrowings of $68.8 million under the Term Loan Facility and an interest rate of 8.0 percent per annum. As of December 28, 2019, our principal balance was $146.7 million with an interest rate of 8.7 percent per annum. The decrease in the outstanding borrowings was due to net proceeds of the real estate financing transactions described in Note 8 being applied to the Term Loan Facility.

Finance Lease Obligations

Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 8, Leases.

6. Net Periodic Pension (Benefit) Cost
The following table shows the components of our net periodic pension (benefit) cost:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)		(In thousands)
Service cost	$—	$48	$—	$161
Interest cost on projected benefit obligation	723	973	1,446	2,018
Expected return on plan assets	(1,210)	(1,295)	(2,420)	(2,489)
Amortization of unrecognized loss	263	279	526	580
Net periodic pension (benefit) cost	$(224)	$5	$(448)	$270

7. Stock Compensation
Stock Compensation Expense
During the three months ended June 27, 2020, and June 29, 2019, we incurred stock compensation expense of $0.9 million and $0.6 million, respectively. During the six months ended June 27, 2020, and June 29, 2019, we incurred stock compensation expense of $1.9 million and $1.3 million, respectively. The increase in our stock compensation expense for the three- and six-month periods is attributable to having more outstanding equity-based awards during these periods than in the prior year and the vesting of awards in connection with the departure of certain employees.
8. Leases
We have operating and finance leases for certain of our distribution facilities, office space, land, mobile fleet, and equipment. Many of our leases are non-cancelable and typically have a defined initial lease term, and some provide options at our election to renew for specified periods of time. The majority of our leases have remaining lease terms of 1 year to 15 years, some of which include one or more options to extend the leases for 5 years. Our leases generally provide for fixed annual rentals. Certain of our leases include provisions for escalating rent based on, among other things, contractually defined increases and/or changes in the Consumer Price Index (“CPI”). Some of our leases require us to pay taxes, insurance, and maintenance expenses associated with the leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Finance Lease Liabilities
Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate. As noted in the table below, a majority of our finance leases, formally known as capital leases, relate to real estate.

During 2017 and 2018, we entered into real estate financing transactions on warehouse facilities in Tampa, FL; Ft. Worth, TX; Bellingham, PA; Frederick, MD; Lawrenceville, GA; and Raleigh, NC. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, we entered into long-term leases on the properties for initial terms of 15 years with multiple 5-year renewal options, with one having a single 10-year renewal option. We accounted for these transactions in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, which was the lease accounting standard in effect at the inception of these arrangements. We have recorded these transactions as finance lease liabilities on our balance sheet. As of June 27, 2020 and December 28, 2019, total unrecognized deferred gains related to these transactions were $84.0 and $85.8 million, respectively.

On May 19, 2019, we completed a real estate financing transaction on a warehouse facility in University Park, IL for net proceeds of $21.8 million. On June 20, 2019, we completed a real estate financing transaction on a warehouse facility in Yulee, FL for net proceeds of $13.3 million. These two transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, we entered into long-term leases on the properties for initial terms of 15 years with multiple 5-year renewal options. Gross proceeds of these transactions were $45.0 million.

On December 31, 2019, we completed real estate financing transactions on warehouse facilities in Madison, TN; Kansas City, MO; Richmond, VA; and Bridgeton, MO for aggregate net proceeds of $27.2 million. On January 31, 2020, we completed real estate financing transactions on warehouse facilities in Charlotte, NC; Memphis, TN; Independence, KY: San Antonio, TX; Portland, ME; Denville, NJ; Yaphank, NY; Pensacola, FL; and Tallmadge, OH for aggregate net proceeds of $34.1 million. On February 28, 2020, we completed a real estate financing transaction on a warehouse facility in Elkhart, IN for net proceeds of $7.5 million. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, we entered into long-term leases on the properties for initial terms from 15 years to 18 years with multiple 5-year renewal options. Gross proceeds of these transactions were $78.3 million.

We determined that the transactions in fiscal 2019 and in the current fiscal year did not qualify as sales in accordance with ASC 842. Therefore, for accounting purposes, the transactions were not accounted for as sale-leaseback transactions, and no gain or loss was recorded. We determined that these leases qualified for finance lease treatment and recorded them accordingly. The net book value of the assets related to these transactions remains on our books as property and equipment and we continue to depreciate the assets over their remaining useful lives.

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
The following table presents our assets and liabilities related to our leases as of June 27, 2020 and December 28, 2019:

		June 27, 2020	December 28, 2019
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right of use assets	$50,802	$54,408
Finance lease right-of-use assets (1)	Property and equipment, net	153,176	141,922
Total lease right-of-use assets		$203,978	$196,330

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$6,633	$7,317
Finance lease liabilities	Finance lease liabilities - short term	5,958	6,486
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	44,169	47,091
Finance lease liabilities	Finance lease liabilities - long term	266,622	191,525
Total lease liabilities		$323,382	$252,419
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $51.3 and $30.8 million as of June 27, 2020 and December 28, 2019, respectively.
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)		(In thousands)
Operating lease cost:	$2,977	$2,991	$6,098	$6,135
Finance lease cost:
Amortization of right-of-use assets	$3,513	$3,220	$6,878	$6,117
Interest on lease liabilities	6,557	4,130	12,721	7,378
Total finance lease costs	$10,070	$7,350	$19,599	$13,495

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)		(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,860	$3,064	$5,633	$5,967
Operating cash flows from finance leases	6,557	3,236	12,721	6,484
Financing cash flows from finance leases	2,403	2,216	4,583	4,403
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—	$—	$—
Finance leases	—	3,462	—	4,250

Supplemental balance sheet information related to leases was as follows:

	June 27, 2020	December 28, 2019
	(In thousands)
Finance leases
Property and equipment	$204,431	$172,720
Accumulated depreciation	(51,255)	(30,798)
Property and equipment, net	$153,176	$141,922
Weighted Average Remaining Lease Term (in years)
Operating leases	11.66	11.71
Finance leases	16.58	17.12
Weighted Average Discount Rate
Operating leases	9.40%	9.34%
Finance leases	9.75%	10.11%

The major categories of our finance lease liabilities as of June 27, 2020 and December 28, 2019 are as follows:

	June 27, 2020	December 28, 2019
	(In thousands)
Equipment and vehicles	$29,162	$32,471
Real estate	243,418	165,540
Total finance leases	$272,580	$198,011

As of June 27, 2020, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
2020	$11,109	$15,385
2021	8,821	29,150
2022	7,876	28,449
2023	6,794	28,121
2024	6,441	27,793
Thereafter	47,514	408,524
Total lease payments	$88,555	$537,422
Less: imputed interest	(37,753)	(264,842)
Total	$50,802	$272,580

On December 28, 2019, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
2020	$11,348	$24,002
2021	10,111	23,052
2022	8,048	22,230
2023	7,330	21,854
2024	6,413	21,380
Thereafter	50,901	327,439
Total lease payments	$94,151	$439,957
Less: imputed interest	(39,743)	(241,946)
Total	$54,408	$198,011

9. Commitments and Contingencies
Environmental and Legal Matters
From time to time, we are involved in various proceedings incidental to our businesses, and we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto and receivables recorded for expected receipts from settlements. Management further believes that, while the ultimate outcome of one or more of these matters could be material to operating results in any given quarter, it will not have a materially adverse effect on our consolidated financial condition, our results of operations, or our cash flows.
Collective Bargaining Agreements
As of June 27, 2020, we had 2,000 employees on a full-time basis, and approximately 21 percent of our employees were represented by various local labor union Collective Bargaining Agreements (“CBAs”). Approximately 1 percent of our employees are covered by three CBAs that are up for renewal in fiscal 2020. As of June 27, 2020, one of these CBAs was renewed and the remaining two are expected to be renegotiated later this year.
10. Accumulated Other Comprehensive Loss
Comprehensive loss includes both net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into our Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss is separately presented on our Condensed Consolidated Balance Sheets as part of stockholders’ deficit.

The changes in balances for each component of accumulated other comprehensive loss for the six months ended June 27, 2020, were as follows:

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
	(In thousands)
December 28, 2019, beginning balance	$666	$(35,441)	$212	$(34,563)
Other comprehensive income, net of tax (1)	20	310	(17)	313
June 27, 2020, ending balance, net of tax	$686	$(35,131)	$195	$(34,250)

(1) For the six months ended June 27, 2020, the actuarial loss recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a component of net periodic pension cost was $0.5 million, net of tax of $0.2 million. Please see Note 6, Net Periodic Pension (Benefit) Cost, for further information.

11. Income Taxes

Our effective tax rate for the three months ended June 27, 2020, and June 29, 2019, was 33.9 percent and 27.2 percent, respectively. Our effective tax rate for the three months ended June 27, 2020 was impacted by (i) recording discrete tax expense of $0.4 million for a shortfall on the vesting of our restricted stock units, (ii) the permanent addback of certain nondeductible expenses, including meals and entertainment and officer’s compensation, and (iii) the effect of the partial valuation allowance for separate company state income tax losses and previously nondeductible interest under 163(j) of the Internal Revenue Code (“IRC”). Our effective tax rate for the three months ended June 29, 2019, was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses. In addition, we recorded discrete tax expense of $0.2 million for a shortfall on the vesting of our restricted stock units, which was offset by a $0.2 million discrete tax benefit for claiming tax credits.

Our effective tax rate was (36.8) percent and 29.5 percent, for the first six months of fiscal 2020 and 2019, respectively. Our effective tax rate for the six months ended June 27, 2020 was impacted by (i) the discrete tax benefit of $3.9 million resulting from the release of the valuation allowance associated with the nondeductible interest expense under Section 163(j) of the IRC as a result of changes under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was enacted on March 27, 2020, and contained, among other things, several tax-based measures meant to counteract the effects of the COVID-19 pandemic, to increase the allowable percentage from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income, (ii) recording discrete tax expense of $0.4 million for a shortfall on the vesting of our restricted stock units, (iii) the permanent addback of certain nondeductible expenses, including meals and entertainment and nondeductible compensation, and (iv) the effect of the partial valuation allowance for separate company state income tax losses and previously nondeductible interest expense under Section 163(j) of the IRC. Our effective tax rate for the six months ended June 29, 2019, was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation and the effect of the valuation allowance for separate company state income tax losses. In addition, during the first six months of fiscal 2019, we recorded discrete tax expense of $0.2 million for a shortfall on vesting of our restricted stock units, which was offset by a $0.2 million discrete tax benefit for claiming state tax credits.

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

At the end of each quarter, we evaluate the weight of available evidence (both positive and negative). We considered the recent reported income generated in the current quarter and prior years (adjusted for unusual one-time items) and income generated in 2017, including the prior year income from Cedar Creek. We also considered evidence related to the four sources of taxable income to determine whether such positive evidence outweighed the negative evidence. The evidence considered included:

•	future reversals of existing taxable temporary differences;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	taxable income in prior carryback years if carryback is permitted under the tax law; and

•	tax planning strategies.

At the end of the first two fiscal quarters of 2020 and 2019, in our evaluation of the weight of available evidence, we concluded that the weight of the positive evidence outweighed the negative evidence. In addition to the evidence discussed above, we considered as positive evidence forecasted future taxable income, the detail scheduling of the timing of the reversal of our deferred tax assets and liabilities, and the evidence from business and tax planning strategies described below. Although we believe our estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgments. We believe that the change in control under IRC Section 382 resulting from the completion of the secondary offering on October 23, 2017, will not cause any of our federal net operating losses to expire unused because management has been effectively implementing a real estate strategy involving the sale and leaseback of real estate. This strategy is further supported by the transactions involving four warehouses in January 2018 and two warehouses during 2019. In the first quarter of 2020, the Company executed three more sale and leaseback transactions, involving a total of fourteen warehouse locations. Additionally, the acquisition of Cedar Creek did not generate any limitations under IRC Section 382 on Cedar Creek’s tax assets. We will continue to monitor any changes to our results of operations that may affect our estimates, including any impact of COVID-19 if applicable.

12. Income (Loss) per Share
We calculate basic income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. We calculate diluted income (loss) per share using the treasury stock method, by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units, and performance units. Due to the financial results for the six month period ended June 27, 2019, 0.1 million of incremental shares were excluded from the computation of diluted weighted averages outstanding, because their effect would be anti-dilutive.
The reconciliation of basic net income (loss) and diluted net income (loss) per common share for the three- and six-month periods ended June 27, 2020, and June 29, 2019, were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands, except per share data)		(In thousands, except per share data)
Net income (loss)	$6,695	$6,301	$5,908	$(418)

Weighted-average shares outstanding - basic	9,395	9,351	9,381	9,344
Dilutive effect of share-based awards	7	8	2	—
Weighted-average shares outstanding - diluted	9,402	9,359	$9,383	$9,344

Basic income (loss) per share	$0.71	$0.67	$0.63	$(0.04)
Diluted income (loss) per share	$0.71	$0.67	$0.63	$(0.04)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading distributor of building and industrial products in the U.S with a combination of market position and geographic coverage, the buying power of certain centralized procurement, and the strength of a locally focused sales force. BlueLinx is able to provide a wide range of value-added services and solutions to our customers and suppliers. We are headquartered in Marietta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S. and deliver building and industrial products to a variety of wholesale and retail customers. We distribute products in two principal categories: structural products and specialty products. Structural products include primarily plywood, oriented strand board, rebar and remesh, lumber, spruce and other wood products primarily used for structural support in construction projects. Structural products represented between 31 percent and 37 percent of our net sales over the past twelve months. Specialty products include primarily engineered wood products, moulding, siding and trim, cedar, metal products (excluding rebar and remesh), and insulation. Specialty products represented between 63 percent and 69 percent of our net sales over the past twelve months.
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
Recent Developments - Update on Impact of COVID-19 Pandemic
A novel strain of coronavirus (COVID-19) was first identified in December 2019 in certain Far East and European countries. On March 11, 2020, the spread of COVID-19 was declared a global pandemic by the World Health Organization, with a high concentration of cases in the United States. In response to the pandemic, governmental authorities around the world implemented numerous measures to combat the virus, such as travel bans and restrictions, quarantines, “shelter-in-place” orders, and business shutdowns. Over the course of the second quarter, these measures were successful in containing and reducing the spread of the COVID-19 virus in many locations, and many governmental authorities have begun to ease restrictions and execute plans to re-open businesses. However, the rates of infection, hospitalization, and mortality associated with the virus continue to fluctuate, and in some cases, they have increased, in many U.S. states. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies.

We began preparations for the pandemic in late February, and in early March we implemented policies and procedures to protect our associates, serve our customers, and support our suppliers. We also moved quickly to develop plans and take actions designed to give us financial and operating flexibility during the pandemic and over the course of the second quarter we continued to execute on those plans. To date, our business has been designated as “essential” in all states in which we operate, and we have continued to operate and provide service to our customers and suppliers. Also, notably, we have not experienced any significant supply chain disruptions as a result of the pandemic, and our supply chain has remained intact in all material respects.

During the quarter, our cross-functional COVID-19 Disaster Response Team implemented safety and hygiene protocols consistent with the Centers for Disease Control and Prevention (“CDC”) and local guidance, including mandating the use of face coverings where their use is required by local order; implementing enhanced cleaning and disinfecting procedures; using social distancing guidelines and physical separation where required; establishing more restrictive travel policies; implementing no-contact rules and visitor guidelines; implementing enhanced safety procedures for our drivers such as including contactless delivery procedures; using mobile work arrangements for employees whose work can be done remotely; and developing rapid response procedures for presumptive and confirmed COVID-19 cases at any of our locations.

We also took action on plans designed to reduce our cost structure, strengthen our balance sheet, and further increase liquidity in response to the pandemic. We took steps to reduce operating costs and optimize liquidity by pausing new hiring; limiting non-essential spending; closely monitoring and reviewing credit lines, open orders, overpaid accounts, and receivables aging; making substantial headcount and variable operating expense reductions in local markets correlating to demand declines; closely assessing and monitoring inventory availability and purchasing; placing approximately 15 percent of our corporate workforce on furlough, and making targeted reductions in corporate headcount; utilizing certain provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act; and ongoing review and monitoring of payroll and branch expenses. While some of these actions are temporary in nature, we expect to sustain many of the cost reduction actions long-term, and we continue to remain focused on our cost structure and liquidity as the pandemic continues.

Overall, the impact of the pandemic on our business during the second quarter of 2020 was not as significant as we originally anticipated. Net sales and gross margin declined in April relative to the prior year period, but the commodity market for structural products began to stabilize and rebound in May and June. For the second quarter of 2020, net sales declined $7.7 million, primarily driven by the 2019 discontinuation of a siding product, and net income improved $0.4 million compared to the second quarter of 2019. For the first six months of 2020, net sales increased $15.7 million and net income improved $6.3 million as we moved from a net loss for the first six months of 2019 to net income for the first six months of 2020.

The extent of the impact of the pandemic on our business and sales for the second half of 2020 will depend on future developments, including, among others, the duration of the pandemic, the success of actions taken by governmental authorities to contain the pandemic and address its impact, the success of local return to work and business reopening plans, and the impact the COVID-19 pandemic has on demand in the markets we service. The trajectory of the pandemic continues to evolve rapidly, and we cannot predict the extent to which our financial condition, results of operations, or cash flows will ultimately be impacted. We are closely monitoring the impact of the pandemic on industry conditions, the progress of local return to work and reopening plans, and any pandemic-related restrictions that may have an impact on our business.
Industry Conditions
Many of the factors that cause our operations to fluctuate have historically been seasonal or cyclical in nature and we expect that to continue. Our operating results have historically been generally correlated with the level of single-family residential housing starts in the U.S. However, at any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence.

The COVID-19 pandemic had a significant negative effect on single family housing starts during the second quarter of 2020. The U.S. Census Bureau reported that single family housing starts were down 13 percent for the second quarter of 2020 compared to the second quarter of 2019. However, the trend showed strong improvement over the course of the quarter. Housing starts declined 23 percent in April, 15 percent in May, and 2 percent in June, all compared to the same months in 2019. Additionally, July data from the National Association of Home Builders/Wells Fargo Housing Market Index shows a positive outlook in builder confidence in the market for newly built single-family homes. Low interest rates, shortages in existing home inventory, and a growing trend toward relocating away from populated metropolitan areas to areas with single-family homes may help drive long-term improvement in single-family housing starts.

Our operating results are also affected by commodity pricing, primarily the markets for wood-based commodities that we classify as structural products. After declining in the early part of April, lumber and panel prices increased for the balance of the quarter, staying at or above price levels from the second quarter of 2019. These market trends resulted in favorable revenue comparisons and enhanced gross margins in the second quarter of 2020 for many of the structural products that we sell.

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

Results of Operations
The following table sets forth our results of operations for the second quarter of fiscal 2020 and fiscal 2019:

	Second Quarter of Fiscal 2020	% of Net Sales	Second Quarter of Fiscal 2019	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$698,776	100.0%	$706,448	100.0%
Gross profit	100,820	14.4%	94,167	13.3%
Selling, general, and administrative	69,710	10.0%	70,150	9.9%
Depreciation and amortization	7,063	1.0%	7,503	1.1%
Gains from sales of property	—	0.0%	(9,760)	(1.4)%
Other operating expenses	1,962	0.3%	3,951	0.6%
Operating income	22,085	3.2%	22,323	3.2%
Interest expense, net	11,535	1.7%	13,717	1.9%
Other expense (income), net	417	0.1%	(45)	0.0%
Income before provision for income taxes	10,133	1.5%	8,651	1.2%
Provision for income taxes	3,438	0.5%	2,350	0.3%
Net income	$6,695	1.0%	$6,301	0.9%

The following table sets forth our results of operations for the six-month periods of fiscal 2020 and fiscal 2019:

	First Six Months of Fiscal 2020	% of Net Sales	First Six Months of 2019	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$1,360,846	100.0%	$1,345,149	100.0%
Gross profit	194,029	14.3%	180,212	13.4%
Selling, general, and administrative	143,314	10.5%	139,235	10.4%
Depreciation and amortization	14,698	1.1%	14,831	1.1%
Gains from sales of property	(525)	0.0%	(9,760)	(0.7)%
Other operating expenses	6,127	0.5%	9,276	0.7%
Operating income	30,415	2.2%	26,630	2.0%
Interest expense, net	25,915	1.9%	27,118	2.0%
Other expense, net	180	0.0%	105	0.0%
Income (loss) before benefit from income taxes	4,320	0.3%	(593)	0.0%
Benefit from income taxes	(1,588)	(0.1)%	(175)	0.0%
Net income (loss)	$5,908	0.4%	$(418)	0.0%

The following table sets forth net sales by product category for the three and six-month periods ending June 27, 2020, and June 29, 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)		(In thousands)
Structural products	$249,571	$224,528	$490,349	$421,314
Specialty products	449,205	481,920	870,497	923,835
Net sales	$698,776	$706,448	$1,360,846	$1,345,149

The following table sets forth gross profit and gross margin percentages by product category for the three and six-month periods of fiscal 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(Dollars in thousands)		(Dollars in thousands)
Structural products	$23,100	$17,388	$47,334	$36,121
Specialty products	77,720	76,779	146,695	144,091
Gross profit	$100,820	$94,167	$194,029	$180,212
Gross margin percentage by category
Structural products	9.3%	7.7%	9.7%	8.6%
Specialty products	17.3%	15.9%	16.9%	15.6%
Total	14.4%	13.3%	14.3%	13.4%

Second Quarter of Fiscal 2020 Compared to Second Quarter of Fiscal 2019

Net sales.  For the second quarter of fiscal 2020, net sales decreased 1.1 percent, or $7.7 million, compared to the second quarter of fiscal 2019. The sales decrease was driven by the loss of $15.9 million of sales related to a siding program that was discontinued in conjunction with our Cedar Creek integration activities in the prior year, partially offset by an increase in sales volume for our structural products and commodity price inflation.
Gross profit and gross margin.  For the second quarter of fiscal 2020, gross profit increased by $6.7 million, or 7.1 percent, compared to the second quarter of fiscal 2019, primarily due to improved gross margins on both our specialty and structural products businesses. Gross margin during the same period was 14.4 percent, an increase compared to 13.3 percent in the second quarter of fiscal 2019.
Selling, general, and administrative expenses.  The decrease in selling, general, and administrative expenses of 0.6 percent, or $0.4 million, for the second quarter of fiscal 2020, compared to the second quarter of fiscal 2019, is primarily due to decreases in our operational and logistics expenses, along with reductions in our fixed cost structure, partially offset by an increase in incentive compensation of approximately $4.0 million.
Depreciation and amortization expense. For the second quarter of fiscal 2020, depreciation and amortization expense decreased by $0.4 million to $7.1 million due to a lower base of depreciable assets.
Gains from sales of property. Gains from sales of property decreased by $9.8 million for the second quarter of fiscal 2020, compared to the second fiscal quarter of 2019, as we sold no property during the second quarter of 2020.
Other operating expenses. For the second quarter of fiscal 2020, other operating expenses decreased by $2.0 million, or 50.3 percent, compared to the second quarter of fiscal 2019, primarily due to a decrease in spending related to the integration of the Cedar Creek acquisition, partially offset by severance expense incurred in relation to headcount reductions that occurred during the quarter.
Interest expense, net. Interest expense decreased by $2.2 million for the second quarter of fiscal 2020, compared to the second quarter of fiscal 2019. The decrease was largely attributable to a decrease in the average debt balance, as well as a reduction in the variable LIBOR rate that is a component of the interest rate on the Revolving Credit Facility and Term Loan Facility.
Provision for income taxes. Our effective tax rate was 33.9 percent and 27.2 percent for the second quarter of fiscal 2020 and 2019, respectively. Our effective tax rate for the second quarter of fiscal 2020 was impacted by (i) discrete tax expense of $0.4 million for a shortfall on restricted stock unit vesting, (ii) the permanent addback of certain nondeductible expenses, including meals and entertainment and officer’s compensation, and (iii) the effect of the partial valuation allowance for separate company state income tax losses and previously nondeductible interest under 163(j) of the IRC. Our effective tax rate for the second quarter of fiscal 2019 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses. In addition, we recorded discrete tax expense of $0.2 million for a shortfall on vesting of our restricted stock units, which was offset by a $0.2 million discrete tax benefit for claiming state tax credits.
Net income. Our net income improved over the prior year period due to increased gross margins and reduced costs.

First Six Months of Fiscal 2020 Compared to First Six Months of Fiscal 2019
Net sales.  For the first six months of fiscal 2020, net sales increased 1.2 percent, or $15.7 million, compared to the first six months of fiscal 2019. The sales increase was driven by higher sales volumes and commodity price inflation, partially offset by the loss of $47.8 million of sales related to a siding program that was discontinued in conjunction with our Cedar Creek integration activities in the prior year.
Gross profit and gross margin.  For the first six months of fiscal 2020, gross profit increased by $13.8 million, or 7.7 percent, compared to the first six months of fiscal 2019, primarily due to increased sales revenue and improved gross margins on both our specialty and structural products businesses. Gross margin during the same period was 14.3 percent, an increase compared to 13.4 percent in the first six months of fiscal 2019.
Selling, general, and administrative expenses.  The increase in selling, general, and administrative expenses of 2.9 percent, or $4.1 million, for the first six months of fiscal 2020, compared to the first six months of fiscal 2019, is primarily due to an increase in incentive compensation of approximately $4.0 million.
Depreciation and amortization expense. For the first six months of fiscal 2020, depreciation and amortization expense decreased by $0.1 million to $14.7 million compared to the first six months of fiscal 2019, due to a lower base of depreciable assets.
Gains from sales of property. Gains from sales of property decreased by $9.2 million for the first six months of fiscal 2020, compared to the first six months of fiscal 2019, due to only minor adjustments to previous transactions being recorded in 2020.
Other operating expenses. For the first six months of fiscal 2020, other operating expenses decreased by $3.1 million, or 33.9 percent, compared to the first six months of fiscal 2019, primarily due to a decrease in spending related to the integration of the Cedar Creek acquisition, partially offset by severance expense incurred in relation to headcount reductions that occurred during the quarter.
Interest expense. Interest expense decreased by $1.2 million for the first six months of fiscal 2020, compared to the first six months of fiscal 2019. The decrease was largely attributable to a decrease in the average debt balance, as well as a reduction in the variable LIBOR rate that is a component of the interest rate on the Revolving Credit Facility and Term Loan Facility.
Benefit from income taxes. Our effective tax rate was (36.8) percent and 29.5 percent for the first six months of fiscal 2020 and 2019, respectively. Our effective tax rate for the first six months of fiscal 2020 was impacted by (i) the discrete tax benefit of $3.9 million resulting from the release of the valuation allowance associated with the nondeductible interest expense under IRC Section 163(j) as a result of the CARES Act changing the allowable percentage from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income, (ii) recording discrete tax expense of $0.4 million for a shortfall on vesting of our restricted stock units, (iii) the permanent addback of certain nondeductible expenses, including meals and entertainment and nondeductible compensation, and (iv) the effect of the partial valuation allowance for separate company state income tax losses and previously nondeductible interest expense under Section 163(j) of the IRC. Our effective tax rate for the first six months of fiscal 2019 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses. In addition, we recorded discrete tax expense of $0.2 million for a shortfall on vesting of our restricted stock units, which was offset by a $0.2 million discrete tax benefit for claiming state tax credits.
Net income (loss). Our net loss improved to net income from the prior year period due to higher sales, increased gross margins, and reduced costs associated with the acquisition of Cedar Creek.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth fiscal quarters are typically our lower volume quarters, due to the impact of poor weather on the construction market. Our second and third fiscal quarters are typically our higher volume quarters, reflecting an increase in construction, due to more favorable weather conditions. Assuming no change in underlying inventory costs, our working capital generally increases in the fiscal second and third quarters, reflecting increased seasonal demand. However, due to the COVID-19 pandemic, we could experience disruptions to our typical seasonality trends during the rest of 2020.

Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations and borrowings under our Revolving Credit Facility. We expect that these sources will fund our ongoing cash requirements for the foreseeable future. We believe that, assuming that our operations are not significantly impacted by the COVID-19 pandemic for a prolonged period, our sales in the normal course of our operations, and amounts currently available from our Revolving Credit Facility and other sources, will be sufficient to fund our routine operations, including working capital requirements, for at least the next twelve months.
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
As of June 27, 2020, we had outstanding borrowings of $322.2 million, excess availability of $138.1 million, and a weighted average interest rate of 2.6 percent under the Revolving Credit Facility. As of December 28, 2019, our principal balance was $326.5 million, excess availability was $80.0 million, and our weighted average interest rate was 3.9 percent.
We were in compliance with all covenants under the Revolving Credit Facility as of June 27, 2020.
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

Unless and until the total net leverage ratio covenant is eliminated, the Term Loan Facility requires maintenance of a total net leverage ratio of 8.75 to 1.00 for the quarter ending June 27, 2020, and the third quarter of 2020, and 5.25 to 1.00 for the fourth quarter of 2020, with ratio levels generally reducing over the remaining term of the Term Loan Facility.

The calculation of the total net leverage ratio for any period is generally determined by taking our “Consolidated Total Debt” and dividing it by our “Consolidated EBITDA,” as those terms are defined in the Term Loan Facility. “Consolidated Total Debt” is generally determined by adding the balance of our term loan, the prior month’s average balance of our Revolving Credit Facility, and our equipment finance lease liability, and reducing that amount by unrestricted cash up to $10.0 million.  On June 27, 2020, the Term Loan Facility balance was $68.8 million, the average balance of the Revolving Credit Facility for the prior month was $320.1 million, our equipment finance lease liability was $29.2 million, and unrestricted cash was $10.0 million.  Liabilities related to sale-leaseback transactions are excluded from the calculation.  “Consolidated EBITDA” is generally determined by taking the Adjusted EBITDA that we report for the most recent four consecutive quarters and adjusting items specified under the Term Loan Facility. The adjustments to Adjusted EBITDA for calculating Consolidated EBITDA under the Term Loan Facility as of the end of the second quarter of 2020 for the most recent four consecutive quarters were approximately $3.0 million.

We were in compliance with all covenants under the Term Loan Facility as of June 27, 2020.
As of June 27, 2020, we had outstanding borrowings of $68.8 million under our Term Loan Facility and an interest rate of 8.0 percent per annum. As of December 28, 2019, our principal balance was $146.7 million with an interest rate of 8.7 percent per annum. The decrease in the outstanding borrowings was due to net proceeds of the real estate financing transactions described in Note 8 being applied to the Term Loan Facility.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we have completed in recent years. During fiscal 2017 and 2018, we completed real estate financing transactions on six warehouse facilities; during 2019, we completed real estate financing transactions on two warehouse facilities; and, to date in fiscal 2020, we completed real estate financing transactions on fourteen warehouse facilities. We recognized finance lease assets and obligations as a result of each of these transactions. Our total finance lease commitments, including the properties associated with these transactions, totaled $272.6 million as of June 27, 2020.
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

Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities for the first six months of fiscal 2020 was $12.9 million, compared to net cash used in operating activities of $53.0 million in the first six months of fiscal 2019. The increase in cash provided by operating activities during the first six months of fiscal 2020 was a result of reporting net income for the current period and a decrease in working capital compared to the prior year period.
Investing Activities
Net cash used in investing activities for the first six months of fiscal 2020 was $1.7 million compared to net cash provided by investing activities of $15.0 million in the first six months of fiscal 2019. The net cash provided by investing activities in the prior year was due to $6.0 million that was returned from escrow after the Cedar Creek acquisition was finalized and $10.8 million of proceeds from asset sales, offset by cash paid for property and equipment investments of $1.8 million; cash paid for property and equipment investments was consistent in both periods.
Financing Activities
Net cash used in financing activities totaled $11.4 million for the first six months of fiscal 2020, compared to net cash provided by financing activities of $41.8 million for the first six months of fiscal 2019. The decrease in net cash provided by financing activities is primarily due to an increase in repayments on our Revolving Credit Facility and Term Loan Facility of $70.8 million and a reduction in borrowings on our Revolving Credit Facility of $15.3 million, offset by an increase in proceeds from real estate financing transactions of $33.4 million.
Operating Working Capital (1)

Selected financial information
	June 27, 2020	December 28, 2019	June 29, 2019
	(In thousands)
Current assets:
Cash	$11,530	$11,643	$12,662
Receivables, less allowance for doubtful accounts	264,642	192,872	262,042
Inventories, net	313,979	345,806	358,652
	$590,151	$550,321	$633,356

Current liabilities:
Accounts payable (2)	$158,920	$132,348	$174,860
	$158,920	$132,348	$174,860

Operating working capital	$431,231	$417,973	$458,496

(1) Operating working capital is defined as the sum of cash, receivables, and inventory less accounts payable.
(2) Accounts payable includes outstanding payments of $19.5 million, $16.1 million, and $37.1 million as of June 27, 2020, December 28, 2019, and June 29, 2019, respectively. Outstanding payments represent outstanding checks and electronic payments that have not been presented for payment as of the end of the period; these amounts are typically funded within 24 hours.
Operating working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash.
Operating working capital of $431.2 million on June 27, 2020, compared to $418.0 million as of December 28, 2019, increased on a net basis by approximately $13.3 million. The increase in operating working capital is primarily driven by seasonal increases in accounts receivable, offset by decreases in inventory due to the company’s tighter management of inventory levels. The net increase in current assets was offset by an increase in accounts payable due to recent inventory purchases during the month of June.

Operating working capital of $431.2 million on June 27, 2020, compared to $458.5 million as of June 29, 2019, decreased by $27.3 million, driven by decreases in the company’s inventory level, offset by a decrease in accounts payable.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the second quarter of fiscal 2020, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
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

A novel strain of coronavirus (COVID-19) was first identified in December 2019 in certain Far East and European countries. On March 11, 2020, the spread of COVID-19 was declared a global pandemic by the World Health Organization, with a high concentration of cases in the United States. On March 13, 2020, the United States declared a national emergency concerning the pandemic, and many U.S. states and municipalities have declared public health emergencies. In response, U.S. federal, state, and local governments and agencies have enacted wide-ranging actions to combat the pandemic, including “shelter-in-place” orders and quarantines, social distancing mandates, and face covering and hygiene protocols. In addition, some U.S. states and municipalities have placed significant limits on non-essential construction projects. These actions have substantially restricted daily activities for individuals and businesses, and have caused many businesses to curtail or cease normal operations.

The widespread health crisis created by the COVID-19 pandemic and the actions taken to combat it have had a significant adverse effect on the economies and financial markets of the U.S. and many other countries. The U.S. has experienced deteriorating economic conditions in many major markets, including increased unemployment, decreases in disposable income, declines in consumer confidence, general economic slowdowns, and significant volatility in financial markets. These deteriorating economic conditions may reduce demand for our products, which could materially reduce our sales and profitability. In addition, any bankruptcy or financial distress of our customers or suppliers due to deterioration in economic conditions could result in other significant negative impacts to our business including reduced sales, decreased collectability of accounts receivable, impaired credit, an ineffective supply chain, loss of credit from our suppliers, and a reduction in certain key product brands. Deteriorating economic conditions and reduced sales and profitability could also limit the availability of credit, or increase our borrowing costs, including by requiring additional collateral. We also may be required to record impairment charges with respect to assets whose fair values may be negatively affected by the effects of the pandemic on our operations.

In addition, although our operations and those of most of our direct customers and suppliers are currently considered “essential” and are therefore exempt from state and local business closure orders, these exemptions may not mitigate the impact to our markets caused by the COVID-19 pandemic, and they may be curtailed or revoked in the future. If these exemptions are curtailed or revoked, it could require us, or our customers or suppliers, to further limit our operations or suspend them altogether, which would adversely impact our business, operating results, and financial condition. The pandemic has also caused, and may continue to cause, disruption to the global supply chain, which could impact our ability to source products from our suppliers, many of whom are located outside of the United States, including China.

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

While many states have begun the process of lifting or curtaining shelter-in-place, business closure, and related orders, the rates of infection, hospitalization, and mortality associated with the COVID-19 virus continue to fluctuate, and have increased in some localities. The potential magnitude or duration of the business and economic impacts from this pandemic continue to remain uncertain, and many of the associated negative trends may continue through fiscal 2020. While the initial negative impact on our business from the COVID-19 pandemic has not been as significant as we initially expected, it could become more severe. Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition, and cash flows. In addition, any of these negative impacts, alone or in combination with others, could exacerbate many of the risks described in Part I, “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 28, 2019, and the other risks described in this report. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted.

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

On April 28, 2020, we submitted, and on May 14, 2020, the NYSE accepted, our plan to regain conformity with this NYSE listing standard by January 1, 2022, in accordance with NYSE rules. Our common stock will continue to be listed and traded on the NYSE during the cure period, subject to our compliance with other continued listing standards, and we will be subject to quarterly monitoring by the NYSE for compliance with the plan. The NYSE will deem us to have regained compliance if, during the cure period, we comply with the relevant continued listing standards, or qualify under an original listing standard, for a period of two consecutive quarters. Until the NYSE determines that we have regained compliance, our common stock trading symbol of “BXC” will have an added designation of “.BC” to indicate that the status of the common stock is “below compliance” with the NYSE continued listing standards. If we fail to comply with the plan, do not meet continued listing standards at the end of the allowed cure period, or in the event that our common stock trades at levels viewed to be abnormally low by the NYSE, our common stock will be subject to the prompt initiation of NYSE suspension and delisting procedures. There can be no assurance that our plans to regain compliance will be successful.

We believe that the erosion of our average market capitalization was a direct result of the effects of the COVID-19 pandemic on the stock market, and we expect that a return to normalcy in the stock market should return our market capitalization to a compliant level. Our 30 trading-day average global market capitalization was $69.8 million and $91.0 million at June 27, 2020, and July 31, 2020, respectively, in each case in excess of the $50 million required by the listing standard; however, a delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline if our common stock is delisted. Delisting could also make it more difficult for us to raise additional capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended June 27, 2020:

	Total Number
	Shares	Average Price
Period	Purchased(1)	Paid Per Share
March 29 - May 2, 2020	—	$—
May 3 - May 30, 2020	—	$—
May 31 - June 27, 2020	27,522	$8.98
Total	27,522

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 3, 2020, in light of the performance by the Company during its 2020 second fiscal quarter and July, the Compensation Committee of the Company’s Board of Directors (the “Committee”) rescinded the voluntary reduction of the base salary of the Company’s President and Chief Executive Officer, Mitchell B. Lewis, and reinstated his annual base salary of $850,000 effective August 1, 2020. Mr. Lewis’s base salary had been reduced to, and paid at, $1 per month for the months of April through July 2020 at the request of Mr. Lewis and pursuant to the Committee’s previous approval.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1
Sixth Amendment to Credit and Guaranty Agreement, dated April 1, 2020, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed with the Securities and Exchange Commission on April 7, 2020).

10.2	*	Letter Agreement, dated March 30, 2020, between BlueLinx Corporation and Alexander Averitt.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	*	Filed herewith.
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

BlueLinx Holdings Inc.
(Registrant)

Date: August 3, 2020	By:	/s/ Kelly C. Janzen
Kelly C. Janzen
Senior Vice President and Chief Financial Officer