Form 10-Q
period 2020-09-26
BlueLinx Holdings Inc.
filed 2020-10-28
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 26, 2020, there were 9,461,540 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended September 26, 2020

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$871,063	$678,665	$2,231,909	$2,023,814
Cost of sales	711,603	584,952	1,878,420	1,749,889
Gross profit	159,460	93,713	353,489	273,925
Operating expenses:
Selling, general, and administrative	78,992	76,095	222,306	215,330
Depreciation and amortization	7,087	7,577	21,785	22,408
Gains from sales of property	(8,684)	(38)	(9,209)	(9,798)
Other operating expenses	609	3,786	6,736	13,062
Total operating expenses	78,004	87,420	241,618	241,002
Operating income	81,456	6,293	111,871	32,923
Non-operating expenses (income):
Interest expense, net	10,776	13,409	36,691	40,527
Other income, net	(238)	(317)	(58)	(212)
Income (loss) before provision for income taxes	70,918	(6,799)	75,238	(7,392)
Provision for income taxes	15,802	244	14,214	69
Net income (loss)	$55,116	$(7,043)	$61,024	$(7,461)

Basic income (loss) per share	$5.83	$(0.75)	$6.49	$(0.80)
Diluted income (loss) per share	$5.72	$(0.75)	$6.48	$(0.80)

Comprehensive income (loss):
Net income (loss)	$55,116	$(7,043)	$61,024	$(7,461)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(12)	(9)	8	(2)
Amortization of unrecognized pension loss, net of tax	294	(1,834)	604	(1,403)
Pension curtailment, net of tax	—	—	—	(632)
Other	7	(7)	(10)	9
Total other comprehensive income (loss)	289	(1,850)	602	(2,028)
Comprehensive income (loss)	$55,405	$(8,893)	$61,626	$(9,489)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 26, 2020	December 28, 2019
ASSETS
Current assets:
Cash	$10,154	$11,643
Receivables, less allowances of $4,158 and $3,236, respectively	308,584	192,872
Inventories, net	306,030	345,806
Other current assets	23,395	27,718
Total current assets	648,163	578,039
Property and equipment, at cost	302,814	308,067
Accumulated depreciation	(119,960)	(112,299)
Property and equipment, net	182,854	195,768
Operating lease right-of-use assets	53,124	54,408
Goodwill	47,772	47,772
Intangible assets, net	20,769	26,384
Deferred tax assets	50,036	53,993
Other non-current assets	20,516	15,061
Total assets	$1,023,234	$971,425
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$178,948	$132,348
Accrued compensation	18,469	7,639
Current maturities of long-term debt, net of debt issuance costs of $74 and $74, respectively	1,535	2,176
Finance lease liabilities - short-term	5,469	6,486
Operating lease liabilities - short-term	6,926	7,317
Real estate deferred gains - short-term	4,040	3,935
Other current liabilities	18,668	11,222
Total current liabilities	234,055	171,123
Non-current liabilities:
Long-term debt, net of debt issuance costs of $9,930 and $12,481, respectively	309,249	458,439
Finance lease liabilities - long-term	267,753	191,525
Operating lease liabilities - long-term	45,883	47,091
Real estate deferred gains - long-term	78,998	81,886
Pension benefit obligation	21,441	23,420
Other non-current liabilities	27,642	24,024
Total liabilities	985,021	997,508
Commitments and Contingencies
STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,461,540 and 9,365,768 outstanding on September 26, 2020 and December 28, 2019, respectively	95	94
Additional paid-in capital	263,643	260,974
Accumulated other comprehensive loss	(33,961)	(34,563)
Accumulated stockholders’ deficit	(191,564)	(252,588)
Total stockholders’ equity (deficit)	38,213	(26,083)
Total liabilities and stockholders’ equity (deficit)	$1,023,234	$971,425
See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income (loss)	$61,024	$(7,461)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Provision for income taxes	14,214	69
Depreciation and amortization	21,785	22,408
Amortization of debt issuance costs	2,888	2,465
Gains from sales of property	(9,209)	(9,798)
Amortization of deferred gain	(2,951)	(2,972)
Share-based compensation	2,915	2,498
Changes in operating assets and liabilities:
Accounts receivable	(115,712)	(35,471)
Inventories	39,776	(20,538)
Accounts payable	46,600	30,188
Prepaid and other current assets	(1,380)	(8,075)
Other assets and liabilities	14,446	(10,936)
Net cash provided by (used in) operating activities	74,396	(37,623)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	6,009
Proceeds from sale of assets	10,742	13,699
Property and equipment investments	(1,943)	(3,321)
Net cash provided by investing activities	8,799	16,387

Cash flows from financing activities:
Borrowings on revolving credit facilities	541,700	512,379
Repayments on revolving credit facilities	(605,221)	(490,842)
Repayments on term loan	(88,861)	(31,899)
Proceeds from real estate financing transactions	78,263	44,725
Debt financing costs	(2,983)	(2,359)
Repurchase of shares to satisfy employee tax withholdings	(255)	(208)
Principal payments on finance lease liabilities	(7,327)	(6,652)
Net cash (used in) provided by financing activities	(84,684)	25,144

Net change in cash	(1,489)	3,908
Cash at beginning of period	11,643	8,939
Cash at end of period	$10,154	$12,847

Supplemental Cash Flow Information
Net income tax payments during the period	$610	$4,461
Interest paid during the period	$33,716	$38,594

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit) Total
	Shares	Amount
Balance, December 28, 2019	9,366	$94	$260,974	$(34,563)	$(252,588)	$(26,083)
Net loss	—	—	—	—	(787)	(787)
Foreign currency translation, net of tax	—	—	—	3	—	3
Unrealized gain from pension plan, net of tax	—	—	—	196	—	196
Vesting of restricted stock units	2	—	—	—	—	—
Compensation related to share-based grants	—	—	1,004	—	—	1,004
Repurchase of shares to satisfy employee tax withholdings	(1)	—	(7)	—	—	(7)
Other	—	—	9	(19)	—	(10)
Balance, March 28, 2020	9,367	94	261,980	(34,383)	(253,375)	(25,684)
Net income	—	—	—	—	6,695	6,695
Foreign currency translation, net of tax	—	—	—	17	—	17
Unrealized gain from pension plan, net of tax	—	—	—	114	—	114
Vesting of restricted stock units	122	1	—	—	—	1
Compensation related to share-based grants	—	—	854	—	—	854
Repurchase of shares to satisfy employee tax withholdings	(28)	—	(247)	—	—	(247)
Other	—	—	—	2	—	2
Balance, June 27, 2020	9,461	95	262,587	(34,250)	(246,680)	(18,248)
Net income	—	—	—	—	55,116	55,116
Foreign currency translation, net of tax	—	—	—	(12)	—	(12)
Unrealized gain from pension plan, net of tax	—	—	—	294	—	294
Vesting of restricted stock units	1	—	—	—	—	—
Compensation related to share-based grants	—	—	1,057	—	—	1,057
Repurchase of shares to satisfy employee tax withholdings	—	—	(1)	—	—	(1)
Other	—	—	—	7	—	7
Balance, September 26, 2020	9,462	$95	$263,643	$(33,961)	$(191,564)	$38,213

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit Total
	Shares	Amount
Balance, December 29, 2018	9,294	$92	$258,596	$(37,129)	$(236,222)	$(14,663)
Net loss	—	—	—	—	(6,719)	(6,719)
Adoption of ASC 842, net of tax	—	—	—	—	1,291	1,291
Foreign currency translation, net of tax	—	—	—	7	—	7
Unrealized gain from pension plan, net of tax	—	—	—	1,077	—	1,077
Vesting of restricted stock units	49	1	—	—	—	1
Compensation related to share-based grants	—	—	706	—	—	706
Other	—	—	—	15	—	15
Balance, March 30, 2019	9,343	93	259,302	(36,030)	(241,650)	(18,285)
Net income	—	—	—	—	6,301	6,301
Unrealized loss from pension plan, net of tax	—	—	—	(1,278)	—	(1,278)
Vesting of restricted stock units	32	1	—	—	—	1
Compensation related to share-based grants	—	—	635	—	—	635
Repurchase of shares to satisfy employee tax withholdings	(10)	—	(208)	—	—	(208)
Other	—	—	(2)	1	—	(1)
Balance, June 29, 2019	9,365	94	259,727	$(37,307)	$(235,349)	$(12,835)
Net loss	—	—	—	—	(7,043)	(7,043)
Foreign currency translation, net of tax	—	—	—	(9)	—	(9)
Unrealized loss from pension plan, net of tax	—	—	—	(1,834)	—	(1,834)
Compensation related to share-based grants	—	—	1,156	—	—	1,156
Other	—	—	—	(7)	1	(6)
Balance, September 28, 2019	9,365	$94	$260,883	$(39,157)	$(242,391)	$(20,571)

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2020
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (“the Company”). We derived the condensed consolidated balance sheet at September 26, 2020, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “Fiscal 2019 Form 10-K”), as filed with the Securities and Exchange Commission on March 11, 2020. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations and comprehensive income (loss) for the three and nine months ended September 26, 2020, and September 28, 2019, our balance sheets at September 26, 2020, and December 28, 2019, our statements of cash flows for the nine months ended September 26, 2020, and September 28, 2019, and our statements of stockholders’ equity (deficit) for the three and nine months ended September 26, 2020, and September 28, 2019.

We have condensed or omitted certain notes and other information from the interim condensed consolidated financial statements presented in this report. Therefore, these condensed consolidated interim financial statements should be read in conjunction with the Fiscal 2019 Form 10-K. In addition, certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not materially impact operating income or consolidated net income (loss). The results for the three and nine months ended September 26, 2020, are not necessarily indicative of results that may be expected for the full year ending January 2, 2021, or any other interim period.
We operate on a 5-4-4 fiscal calendar. Our fiscal year ends on the Saturday closest to December 31 of that fiscal year and may comprise 53 weeks in certain years. Our 2020 fiscal year contains 53 weeks and ends on January 2, 2021. Fiscal 2019 contained 52 weeks and ended on December 28, 2019.
Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions, which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. Some of our estimates may be affected by the ongoing novel coronavirus (“COVID-19”) pandemic. The severity, magnitude, and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing, and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19.
On April 13, 2018, we completed the acquisition of Cedar Creek Holdings, Inc. (“Cedar Creek”). Results for Cedar Creek are included in the consolidated financial information presented herein.
Reclassification of Prior Period Presentation
An adjustment has been made to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2019, to include outstanding payments as part of the change in accounts payable within cash flows from operating activities.  In previous periods, this change was included within cash flows from financing activities.

We have reclassified certain costs within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 26, 2020, and the three and nine months ended September 28, 2019, from selling, general and administrative to other operating expenses. These costs primarily relate to the integration of the acquisition of Cedar Creek.

Recently Adopted Accounting Standards
Leases.  In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” Topic 842 established a new lease accounting model. The most significant changes included the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a corresponding lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which were designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses were recognized in the consolidated statement of income in a manner similar to prior accounting guidance. Lessor accounting under the new standard was substantially unchanged. We adopted this standard, and all related amendments thereto, effective December 30, 2018, the first day of our 2019 fiscal year, using a modified retrospective approach, which applied the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. We implemented internal controls and a lease accounting information system to enable the preparation of financial information required by the new standard. The adoption of Topic 842 had a material impact on our condensed consolidated balance sheets but did not have a material impact on our condensed consolidated statements of operations and comprehensive loss. The most significant impact was the recognition of right-of-use assets and lease liabilities of $57.5 million on the condensed consolidated balance sheet as of the adoption date. Additionally, $1.7 million of deferred gains associated with sale-leaseback transactions was recorded as a cumulative-effect adjustment to accumulated deficit.
Accounting Standards Effective in Future Periods

Credit Impairment Losses. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” This ASU sets forth a current expected credit loss (“CECL”) model which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model, is applicable to the measurement of credit losses on financial assets measured at amortized cost, and applies to some off-balance sheet credit exposures. The standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. ASU 2019-10 extended the effective date of ASU 2016-13 to interim and annual periods beginning after December 15, 2022, for certain public business entities, including smaller reporting companies. We have not completed our assessment of the standard, but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
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
2. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek, we acquired certain intangible assets. As of September 26, 2020, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.

Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations. As of September 26, 2020, goodwill was $47.8 million.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. Our one reporting unit has a fair value that exceeds its book value as of September 26, 2020.
Definite-Lived Intangible Assets
On September 26, 2020, the gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets were as follows:

	Gross carrying amounts	Accumulated Amortization	(1)	Net carrying amounts
	(In thousands)
Customer relationships	$25,500	$(9,131)		$16,369
Noncompete agreements	8,254	(5,079)		3,175
Trade names	6,826	(5,601)		1,225
Total	$40,580	$(19,811)		$20,769

(1) Intangible assets, except customer relationships, are amortized on a straight-line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
The weighted average estimated useful life remaining for customer relationships, noncompete agreements, and trade names is approximately 10 years, 2 years, and 1 year, respectively. Amortization expense for the definite-lived intangible assets was $1.8 million and $5.6 million for the three- and nine-month periods ended September 26, 2020, respectively. For the three- and nine-month periods ended September 28, 2019, amortization expense was $2.0 million and $6.1 million, respectively.
Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2020 and the next five fiscal years is as follows:

Estimated Amortization
(In thousands)
2020	$1,823
2021	5,321
2022	2,763
2023	1,807
2024	1,505
2025	1,423

3. Revenue Recognition
We recognize revenue when control of promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Contracts with our customers are generally in the form of standard terms and conditions of sale. From time to time, we may enter into specific contracts, which may affect delivery terms. Performance obligations in our contracts generally consist solely of delivery of goods. For all sales channel types, consisting of warehouse, direct, and reload sales, we typically satisfy our performance obligations upon shipment. Our customer payment terms are typical for our industry and may vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not deemed to be significant by us. For certain sales channels and/or products, our standard terms of payment may be as early as ten days.
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

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)		(In thousands)
Structural products	$375,072	$225,689	$865,302	$646,646
Specialty products	495,991	452,976	1,366,607	1,377,168
Total net sales	$871,063	$678,665	$2,231,909	$2,023,814

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

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)		(In thousands)
Warehouse and reload	$745,185	$589,550	$1,901,285	$1,706,800
Direct	138,750	102,480	363,250	347,692
Customer discounts and rebates	(12,872)	(13,365)	(32,626)	(30,678)
Total net sales	$871,063	$678,665	$2,231,909	$2,023,814

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general, and administrative expense.

We have made an accounting policy election to treat outbound shipping and handling activities as an expense.

4. Assets Held for Sale

Two of our non-operating properties were designated as held for sale as of September 26, 2020. These properties consisted of two former distribution facilities located in the Midwest and Southeast. We vacated these properties and designated them as held for sale during fiscal 2019 due to their proximity to other locations after the Cedar Creek acquisition. During the three-month period ended September 26, 2020, one property identified as held for sale during fiscal 2019 was returned to operations as we decided to restart operations at our owned Grand Rapids facility. As of September 26, 2020, and December 28, 2019, the net book value of total assets held for sale was $0.7 million and $1.1 million, respectively, and was included in “Other current assets” in our Condensed Consolidated Balance Sheets. We continue to actively market all properties that are designated as held for sale, and we plan to sell these properties within the next 12 months.

5. Long-Term Debt

As of September 26, 2020, and December 28, 2019, long-term debt consisted of the following:

	September 26, 2020	December 28, 2019
	(In thousands)
Revolving Credit Facility (1)	$262,975	$326,496
Term Loan Facility (2)	57,813	146,674
Finance lease obligations (3)	273,222	198,011
	594,010	671,181
Unamortized debt issuance costs	(10,004)	(12,555)
	584,006	658,626
Less: current maturities of long-term debt	7,004	8,662
Long-term debt, net of current maturities	$577,002	$649,964

(1) The weighted average interest rate was 2.5 percent and 3.9 percent as of September 26, 2020 and December 28, 2019, respectively.
(2) The weighted average interest rate was 8.0 percent and 8.7 percent as of September 26, 2020 and December 28, 2019, respectively.
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
As of September 26, 2020, we had outstanding borrowings of $263.0 million, excess availability of $202.1 million, and a weighted average interest rate of 2.5 percent. As of December 28, 2019, our principal balance was $326.5 million, excess availability was $80.0 million, and our weighted average interest rate was 3.9 percent.
The Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the Revolving Credit Facility as of September 26, 2020.

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
The Term Loan Facility requires monthly interest payments, and also requires quarterly principal payments of $402,282, in arrears, with the remaining balance due on the maturity date. The Term Loan Facility also requires certain mandatory prepayments of outstanding loans, subject to certain exceptions. The Term Loan Facility required maintenance of a total net leverage ratio of 8.75 to 1.00 for the quarter ending September 26, 2020. We were in compliance with all covenants under the Term Loan Facility as of September 26, 2020.
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
As of September 26, 2020, we had outstanding borrowings of $57.8 million under the Term Loan Facility and an interest rate of 8.0 percent per annum. As of December 28, 2019, our principal balance was $146.7 million with an interest rate of 8.7 percent per annum. The decrease in the outstanding borrowings was due to the principal payments described above and the net proceeds of the real estate financing transactions described in Note 8 being applied to the Term Loan Facility.

On October 2, 2020, we reduced the principal balance of the Term Loan Facility to $44.4 million, and as a result we are no longer subject to the Facility’s total net leverage ratio covenant beginning with our 2020 fourth quarter.

Finance Lease Obligations

Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 8, Leases.

6. Net Periodic Pension (Benefit) Cost
The following table shows the components of our net periodic pension (benefit) cost:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)		(In thousands)
Service cost	$—	$29	$—	$190
Interest cost on projected benefit obligation	723	881	2,169	2,899
Expected return on plan assets	(1,210)	(1,339)	(3,630)	(3,828)
Amortization of unrecognized loss	263	278	789	857
Net periodic pension (benefit) cost	$(224)	$(151)	$(672)	$118

7. Stock Compensation
Stock Compensation Expense
During the three months ended September 26, 2020, and September 28, 2019, we incurred stock compensation expense of $1.1 million and $1.2 million, respectively. During the nine months ended September 26, 2020, and September 28, 2019, we incurred stock compensation expense of $2.9 million and $2.5 million, respectively. The increase in our stock compensation expense for the nine-month period is attributable to having more outstanding equity-based awards during these periods than in the prior year and the vesting of awards in connection with the departure of certain employees.
8. Leases
We have operating and finance leases for certain of our distribution facilities, office space, land, mobile fleet, and equipment. Many of our leases are non-cancelable and typically have a defined initial lease term, and some provide options to renew at our election for specified periods of time. The majority of our leases have remaining lease terms of 1 year to 15 years, some of which include one or more options to extend the leases for 5 years. Our leases generally provide for fixed annual rentals. Certain of our leases include provisions for escalating rent based on, among other things, contractually defined increases and/or changes in the Consumer Price Index (“CPI”). Some of our leases require us to pay taxes, insurance, and maintenance expenses associated with the leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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

During 2017 and 2018, we entered into real estate financing transactions on warehouse facilities in Tampa, FL; Ft. Worth, TX; Bellingham, PA; Frederick, MD; Lawrenceville, GA; and Raleigh, NC. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, we entered into long-term leases on the properties for initial terms of 15 years with multiple 5-year renewal options, with one having a single 10-year renewal option. We accounted for these transactions in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, which was the lease accounting standard in effect at the inception of these arrangements. We have recorded these transactions as finance lease liabilities on our balance sheet. As of September 26, 2020, and December 28, 2019, total unrecognized deferred gains related to these transactions were $83.0 million and $85.8 million, respectively.

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

During the first quarter of fiscal 2020, we completed several real estate financing transactions. On December 31, 2019, we completed real estate financing transactions on warehouse facilities in Madison, TN; Kansas City, MO; Richmond, VA; and Bridgeton, MO for aggregate net proceeds of $27.2 million. On January 31, 2020, we completed real estate financing transactions on warehouse facilities in Charlotte, NC; Memphis, TN; Independence, KY; San Antonio, TX; Portland, ME; Denville, NJ; Yaphank, NY; Pensacola, FL; and Tallmadge, OH for aggregate net proceeds of $34.1 million. On February 28, 2020, we completed a real estate financing transaction on a warehouse facility in Elkhart, IN for net proceeds of $7.5 million. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, we entered into long-term leases on the properties for initial terms from 15 years to 18 years with multiple 5-year renewal options. Gross proceeds of these transactions were $78.3 million.

We determined that the transactions in fiscal 2019 and in the first quarter of the current fiscal year did not qualify as sales in accordance with ASC 842. Therefore, for accounting purposes, the transactions were not accounted for as sale-leaseback transactions, and no gain or loss was recorded. We determined that these leases qualified for finance lease treatment and recorded them accordingly. The net book value of the assets related to these transactions remains on our books as property and equipment and we continue to depreciate the assets over their remaining useful lives.

On August 14, 2020, we entered into a sale-leaseback arrangement on our warehouse facility in Denver, CO. We determined that this transaction qualified as a sale in accordance with ASC 842 and the lease qualified for operating lease treatment. Gross proceeds of this transaction were $11.0 million and we recognized a related gain of $8.7 million. Upon completion of the transaction, we entered into a long-term lease on the property for an initial term of five years with multiple 5-year renewal options. Net proceeds of the transaction were $10.6 million, which were used to pay down our Term Loan Facility.

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
The following table presents our assets and liabilities related to our leases as of September 26, 2020 and December 28, 2019:

		September 26, 2020	December 28, 2019
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$53,124	$54,408
Finance lease right-of-use assets (1)	Property and equipment, net	151,017	141,922
Total lease right-of-use assets		$204,141	$196,330

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$6,926	$7,317
Finance lease liabilities	Finance lease liabilities - short term	5,469	6,486
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	45,883	47,091
Finance lease liabilities	Finance lease liabilities - long term	267,753	191,525
Total lease liabilities		$326,031	$252,419
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $55.9 million and $30.8 million as of September 26, 2020 and December 28, 2019, respectively.
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)		(In thousands)
Operating lease cost:	$3,108	$2,911	$9,206	$9,047
Finance lease cost:
Amortization of right-of-use assets	$4,648	$2,699	$11,526	$8,722
Interest on lease liabilities	4,949	4,347	17,670	12,216
Total finance lease costs	$9,597	$7,046	$29,196	$20,938

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)		(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,029	$2,990	$8,662	$8,957
Operating cash flows from finance leases	4,949	4,347	17,670	12,216
Financing cash flows from finance leases	$2,893	$2,421	$7,327	$6,652
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,640	$—	$3,668	$—
Finance leases	$3,145	$14,403	$3,145	$18,652
Supplemental balance sheet information related to leases was as follows:

	September 26, 2020	December 28, 2019
	(In thousands)
Finance leases
Property and equipment	$206,920	$172,720
Accumulated depreciation	(55,903)	(30,798)
Property and equipment, net	$151,017	$141,922
Weighted Average Remaining Lease Term (in years)
Operating leases	11.12	11.71
Finance leases	16.29	17.12
Weighted Average Discount Rate
Operating leases	9.24%	9.34%
Finance leases	9.86%	10.11%
The major categories of our finance lease liabilities as of September 26, 2020 and December 28, 2019 are as follows:

	September 26, 2020	December 28, 2019
	(In thousands)
Equipment and vehicles	$29,451	$32,471
Real estate	243,771	165,540
Total finance leases	$273,222	$198,011

As of September 26, 2020, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
2020	$11,727	$6,729
2021	9,383	30,025
2022	8,641	29,325
2023	7,286	28,996
2024	7,590	28,376
Thereafter	45,803	408,808
Total lease payments	$90,430	$532,259
Less: imputed interest	(37,621)	(259,037)
Total	$52,809	$273,222

On December 28, 2019, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
2020	$11,348	$24,002
2021	10,111	23,052
2022	8,048	22,230
2023	7,330	21,854
2024	6,413	21,380
Thereafter	50,901	327,439
Total lease payments	$94,151	$439,957
Less: imputed interest	(39,743)	(241,946)
Total	$54,408	$198,011

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
Collective Bargaining Agreements
As of September 26, 2020, we had 2,000 employees on a full-time basis, and approximately 22 percent of our employees were represented by various local labor union Collective Bargaining Agreements (“CBAs”). Approximately 1 percent of our employees are covered by three CBAs that are up for renewal in fiscal 2020. As of September 26, 2020, one of these CBAs was renewed and the remaining two are expected to be renegotiated before the end of the year.
10. Accumulated Other Comprehensive Loss
Comprehensive loss includes both net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into our Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss is separately presented on our Condensed Consolidated Balance Sheets as part of stockholders’ equity (deficit).

The changes in balances for each component of accumulated other comprehensive loss for the nine months ended September 26, 2020, were as follows:

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
	(In thousands)
December 28, 2019, beginning balance	$666	$(35,441)	$212	$(34,563)
Other comprehensive income, net of tax (1)	8	604	(10)	602
September 26, 2020, ending balance, net of tax	$674	$(34,837)	$202	$(33,961)

(1) For the nine months ended September 26, 2020, the actuarial loss recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of net periodic pension cost was $0.8 million, net of tax of $0.2 million. Please see Note 6, Net Periodic Pension (Benefit) Cost, for further information.

11. Income Taxes

Our effective tax rate for the three months ended September 26, 2020, and September 28, 2019, was 22.3 percent and (3.6) percent, respectively. Our effective tax rate for the three months ended September 26, 2020, was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and officer’s compensation, and the effect of the partial valuation allowance for separate company state income tax losses and previously nondeductible interest under 163(j) of the Internal Revenue Code (“IRC”). Our effective tax rate for the three months ended September 28, 2019, was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses and consolidated interest expense limitation, including $0.6 million in discrete tax expense related to prior periods. In addition, we recorded discrete tax expense of $0.2 million for a shortfall on the vesting of our restricted stock units, which was offset by a $0.2 million discrete tax benefit for claiming tax credits.

Our effective tax rate was 18.9 percent and (0.9) percent, for the first nine months of fiscal 2020 and 2019, respectively. Our effective tax rate for the nine months ended September 26, 2020, was impacted by (i) the discrete tax benefit of $3.9 million resulting from the release of the valuation allowance associated with the nondeductible interest expense under Section 163(j) of the IRC as a result of changes under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act (which was enacted on March 27, 2020, and contained, among other things, several tax-based measures meant to counteract the effects of the COVID-19 pandemic) to increase the allowable percentage from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income, (ii) recording discrete tax expense of $0.4 million for a shortfall on the vesting of our restricted stock units, (iii) the permanent addback of certain nondeductible expenses, including meals and entertainment and nondeductible compensation, and (iv) the effect of the partial valuation allowance for separate company state income tax losses and previously nondeductible interest expense under Section 163(j) of the IRC. Our effective tax rate for the nine months ended September 28, 2019, was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation and the effect of the valuation allowance for separate company state income tax losses and consolidated interest expense limitation, including $0.6 million in discrete tax expense related to prior periods. In addition, during the first nine months of fiscal 2019, we recorded discrete tax expense of $0.2 million for a shortfall on vesting of our restricted stock units, which was offset by a $0.2 million discrete tax benefit for claiming state tax credits.

Our financial statements contain certain deferred tax assets which primarily resulted from tax benefits associated with temporary differences related to certain reserves, pension obligations, differences between book and tax depreciation and amortization, realized gains upon the sales of real estate, and both federal and state net operating losses. Currently, we have a valuation allowance that covers (i) certain company state net operating loss carryforwards and (ii) disallowed interest calculated pursuant to the changes made by the Tax Cuts and Jobs Act of 2017, as adjusted by the CARES Act.

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

•future reversals of existing taxable temporary differences;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•taxable income in prior carryback years if carryback is permitted under the tax law; and
•tax planning strategies.

At the end of the 2020 and 2019 fiscal third quarters, in our evaluation of the weight of available evidence, we concluded that the weight of the positive evidence outweighed the negative evidence. In addition to the evidence discussed above, we considered as positive evidence forecasted future taxable income, the detail scheduling of the timing of the reversal of our deferred tax assets and liabilities, and the evidence from business and tax planning strategies described below. Although we believe our estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgments.

One of our long-standing deferred tax assets has been our net operating losses for federal income tax purposes. With our real estate sales discussed in Note 8 and our net income during the first nine months of 2020, we believe we will fully utilize all of our remaining federal net operating losses upon filing of our 2020 federal income tax return in 2021. In addition, we believe that the change in control under IRC Section 382 resulting from the completion of the secondary offering on October 23, 2017, will not cause any of our federal net operating losses to be limited as we have effectively implemented a real estate strategy involving the sale and leaseback of real estate. Those sale and leaseback transactions involved four warehouses in January 2018, two warehouses during 2019, and fifteen warehouses in 2020. Additionally, the acquisition of Cedar Creek did not generate any limitations under IRC Section 382 on Cedar Creek’s tax assets.

12. Income (Loss) per Share
We calculate basic income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. We calculate diluted income (loss) per share using the treasury stock method, by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units, and performance units. Due to the financial results for the three- and nine-month periods ended September 28, 2019, 0.1 million and 0.0 million of incremental shares were excluded from the computation of diluted weighted averages outstanding, because their effect would be anti-dilutive.
The reconciliation of basic net income (loss) and diluted net income (loss) per common share for the three- and nine-month periods ended September 26, 2020, and September 28, 2019, were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands, except per share data)		(In thousands, except per share data)

Net income (loss)	$55,116	$(7,043)	$61,024	$(7,461)

Weighted-average shares outstanding - basic	9,461	9,366	9,408	9,351
Dilutive effect of share-based awards	170	—	11	—
Weighted-average shares outstanding - diluted	9,631	9,366	9,419	9,351

Basic income (loss) per share	$5.83	$(0.75)	$6.49	$(0.80)
Diluted income (loss) per share	$5.72	$(0.75)	$6.48	$(0.80)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading distributor of building and industrial products in the U.S with a combination of market position and geographic coverage, the buying power of certain centralized procurement, and the strength of a locally focused sales force. BlueLinx is able to provide a wide range of value-added services and solutions to our customers and suppliers. We are headquartered in Marietta, Georgia, and we operate our distribution business through a broad network of distribution centers. We serve many major metropolitan areas in the U.S. and deliver building and industrial products to a variety of wholesale and retail customers. We distribute products in two principal categories: specialty products and structural products. Specialty products include primarily engineered wood products, moulding, siding and trim, cedar, metal products (excluding rebar and remesh), and insulation. Specialty products represented between 55 percent and 65 percent of our net sales over the past twelve months. Structural products include primarily plywood, oriented strand board, rebar and remesh, lumber, spruce and other wood products primarily used for structural support in construction projects. Structural products represented between 35 percent and 45 percent of our net sales over the past twelve months.
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
Recent Developments - Update on Impact of COVID-19 Pandemic
A novel strain of coronavirus (“COVID-19”) was first identified in December 2019 in certain Far East and European countries. On March 11, 2020, the spread of COVID-19 was declared a global pandemic by the World Health Organization, with a high concentration of cases in the United States. In response to the pandemic, governmental authorities around the world implemented numerous measures to combat the virus, such as travel bans and restrictions, quarantines, “shelter-in-place” orders, and business shutdowns. These measures have been successful to various degrees in containing and reducing the spread of the COVID-19 virus in many locations, and many governmental authorities have eased restrictions and executed plans to re-open businesses. However, the rates of infection, hospitalization, and mortality associated with the virus continue to fluctuate, and the rates have increased or rebounded in many U.S. states and localities, causing governmental authorities to consider new or reinstated mitigation measures. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies.

We began preparations for the pandemic in late February, and in early March we implemented policies and procedures to protect our associates, serve our customers, and support our suppliers. We also moved quickly to develop and execute plans and take actions designed to give us financial and operating flexibility during the pandemic. To date, our business has been designated as “essential” in all states in which we operate, and we have continued to operate and provide service to our customers and suppliers.

During the recently completed quarter, we continued to practice safety and hygiene protocols consistent with the Centers for Disease Control and Prevention (“CDC”) and local guidance. We also continued our efforts to reduce operating costs and optimize liquidity and took actions designed to sustain many of our first and second quarter cost reduction actions long-term. Cost structure and liquidity will remain as areas of acute focus for us as the pandemic continues.

While the pandemic continued to impact many aspects of our business and operations during the quarter, that impact was offset by the recovery in single-family residential housing starts and the rapid escalation in wood-based commodity pricing. Our net sales and gross margin increased, largely driven by the significant increase in wood-based commodity pricing over the course of the quarter. For the third quarter of 2020, net sales increased $192.4 million and net income improved $62.2 million, compared to the third quarter of 2019. For the first nine months of 2020, net sales increased $208.1 million and net income improved $68.5 million as we moved from a net loss for the first nine months of 2019 to net income for the first nine months of 2020.

The extent of the impact of the pandemic on our business and sales for the remaining three months of 2020 and into fiscal 2021 will depend on future developments, including, among others, the duration of the pandemic, the success of actions taken by governmental authorities to contain the pandemic and address its impact, the success of local return to work and business reopening plans, and the impact the COVID-19 pandemic has on demand in the markets we service. The trajectory of the pandemic continues to evolve rapidly, and we cannot predict the extent to which our financial condition, results of operations, or cash flows will ultimately be impacted. We are closely monitoring the impact of the pandemic on industry conditions, the progress of local return to work and reopening plans, and any pandemic-related restrictions that may have an impact on our business.
Industry Conditions
Many of the factors that cause our operations to fluctuate have been seasonal or cyclical in nature and we expect that to continue.

Our operating results are affected by commodity markets, primarily in the markets for wood-based commodities that we classify as structural products. After declining in the early part of April, lumber and panel commodity index prices significantly increased through the end of the third quarter, with the average prices for both more than doubling from the third quarter of 2019. These market trends resulted in substantially favorable revenue and gross margin comparisons in the third quarter of 2020 for our structural products and our business as a whole. Wood-based commodity index prices began to decline at the beginning of the fourth quarter as supply constraints show indications of abating. We anticipate that lumber and panel index prices will generally continue to trend downward from their peak levels at the end of the third quarter.

Historically, our operating results have also been generally correlated with the level of single-family residential housing starts in the U.S. However, at any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence. The COVID-19 pandemic has had a significant negative effect on single family housing starts during the first half of 2020. However, housing starts have rebounded during the third quarter of 2020. The U.S. Census Bureau reported that single family housing starts were up 17 percent for the third quarter of 2020 compared to the third quarter of 2019. During the quarter, housing starts grew 12 percent in July, 15 percent in August, and 24 percent in September, all compared to the same months in 2019. Additionally, October data from the National Association of Home Builders/Wells Fargo Housing Market Index shows a record positive outlook in builder confidence in the market for newly built single-family homes. Low interest rates, shortages in existing home inventory, and a potential growing trend toward relocating away from populated metropolitan areas to areas with single-family homes may help drive long-term improvement in single-family housing starts.

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

Results of Operations
The following table sets forth our results of operations for the third quarter of fiscal 2020 and fiscal 2019:

	Third Quarter of Fiscal 2020	% of Net Sales	Third Quarter of Fiscal 2019	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$871,063	100.0%	$678,665	100.0%
Gross profit	159,460	18.3%	93,713	13.8%
Selling, general, and administrative	78,992	9.1%	76,095	11.2%
Depreciation and amortization	7,087	0.8%	7,577	1.1%
Gains from sales of property	(8,684)	(1.0)%	(38)	(0.0)%
Other operating expenses	609	0.1%	3,786	0.6%
Operating income	81,456	9.4%	6,293	0.9%
Interest expense, net	10,776	1.2%	13,409	2.0%
Other income, net	(238)	(0.0)%	(317)	(0.0)%
Income (loss) before provision for income taxes	70,918	8.1%	(6,799)	(1.0)%
Provision for income taxes	15,802	1.8%	244	0.0%
Net income (loss)	$55,116	6.3%	$(7,043)	(1.0)%

The following table sets forth our results of operations for the nine-month periods of fiscal 2020 and fiscal 2019:

	First Nine Months of Fiscal 2020	% of Net Sales	First Nine Months of Fiscal 2019	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$2,231,909	100.0%	$2,023,814	100.0%
Gross profit	353,489	15.8%	273,925	13.5%
Selling, general, and administrative	222,306	10.0%	215,330	10.6%
Depreciation and amortization	21,785	1.0%	22,408	1.1%
Gains from sales of property	(9,209)	(0.4)%	(9,798)	(0.5)%
Other operating expenses	6,736	0.3%	13,062	0.6%
Operating income	111,871	5.0%	32,923	1.6%
Interest expense, net	36,691	1.6%	40,527	2.0%
Other income, net	(58)	(0.0)%	(212)	(0.0)%
Income (loss) before benefit from income taxes	75,238	3.4%	(7,392)	(0.4)%
Provision for income taxes	14,214	0.6%	69	0.0%
Net income (loss)	$61,024	2.7%	$(7,461)	(0.4)%

The following table sets forth net sales by product category for the three and nine-month periods ending September 26, 2020, and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)		(In thousands)
Structural products	$375,072	$225,689	$865,302	$646,646
Specialty products	495,991	452,976	1,366,607	1,377,168
Net sales	$871,063	$678,665	$2,231,909	$2,023,814

The following table sets forth gross profit and gross margin percentages by product category for the three and nine-month periods of fiscal 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(Dollars in thousands)		(Dollars in thousands)
Structural products	$73,370	$20,229	$120,673	$56,284
Specialty products	86,090	73,484	232,816	217,641
Gross profit	$159,460	$93,713	$353,489	$273,925
Gross margin percentage by category
Structural products	19.6%	9.0%	13.9%	8.7%
Specialty products	17.4%	16.2%	17.0%	15.8%
Total	18.3%	13.8%	15.8%	13.5%

Third Quarter of Fiscal 2020 Compared to Third Quarter of Fiscal 2019

Net sales.  For the third quarter of fiscal 2020, net sales increased 28.3 percent, or $192.4 million, compared to the third quarter of fiscal 2019. The sales increase was primarily a result of wood-based commodity price inflation, partially offset by a slight decline in sales volume attributable to supply outages in structural products occurring toward the second half of the quarter.
Gross profit and gross margin.  For the third quarter of fiscal 2020, gross profit increased by $65.7 million, or 70.2 percent, compared to the third quarter of fiscal 2019, primarily due to improved gross margins on both our specialty and structural products businesses. Gross margin during the same period was 18.3 percent, an increase compared to 13.8 percent in the third quarter of fiscal 2019.
Selling, general, and administrative expenses.  The increase in selling, general, and administrative expenses of 3.8 percent, or $2.9 million, for the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019, is primarily due to an increase in variable incentive compensation of approximately $6.6 million and higher sales commissions of approximately $2.9 million, offset by reductions in our fixed cost structure, combined with decreases in our operational expenses.
Depreciation and amortization expense. For the third quarter of fiscal 2020, depreciation and amortization expense decreased by $0.5 million to $7.1 million due to a lower base of depreciable assets.
Gains from sales of property. Gains from sales of property increased by $8.6 million for the third quarter of fiscal 2020, compared to the third fiscal quarter of 2019, as we completed the sale and leaseback of our Denver facility in August 2020 and we sold no property during the third quarter of 2019.
Other operating expenses. For the third quarter of fiscal 2020, other operating expenses decreased by $3.2 million, or 83.9 percent, compared to the third quarter of fiscal 2019, primarily due to a decrease in spending related to the integration of the Cedar Creek acquisition.
Interest expense, net. Interest expense decreased by $2.6 million for the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019. The decrease was largely attributable to a decrease in the average bank debt balance, as well as a reduction in the variable LIBOR rate that is a component of the interest rate on the Revolving Credit Facility and Term Loan Facility.
Provision for income taxes. Our effective tax rate was 22.3 percent and (3.6) percent for the third quarter of fiscal 2020 and 2019, respectively. Our effective tax rate for the third quarter of fiscal 2020 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and officer’s compensation, and the effect of the partial valuation allowance for separate company state income tax losses and previously nondeductible interest under 163(j) of the IRC. Our effective tax rate for the third quarter of fiscal 2019 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses and consolidated interest expense limitation, including $0.6 million in discrete tax expense related to prior periods. In addition, we recorded discrete tax expense of $0.2 million for a shortfall on vesting of our restricted stock units, which was offset by a $0.2 million discrete tax benefit for claiming state tax credits.
Net income (loss). Our net loss improved to net income from the prior year period due to increased gross margins resulting from wood-based commodity price inflation for our structural products and overall reduced costs.

First Nine Months of Fiscal 2020 Compared to First Nine Months of Fiscal 2019
Net sales.  For the first nine months of fiscal 2020, net sales increased 10.3 percent, or $208.1 million, compared to the first nine months of fiscal 2019. The sales increase was driven by wood-based commodity price inflation and higher sales volume, partially offset by the loss of $50.5 million of sales related to a siding program that was discontinued in conjunction with our Cedar Creek integration activities in the prior year.
Gross profit and gross margin.  For the first nine months of fiscal 2020, gross profit increased by $79.6 million, or 29.0 percent, compared to the first nine months of fiscal 2019, primarily due to increased sales revenue and improved gross margins on both our specialty and structural products businesses from price inflation and higher sales volume. Gross margin during the same period was 15.8 percent, an increase compared to 13.5 percent in the first nine months of fiscal 2019.
Selling, general, and administrative expenses.  The increase in selling, general, and administrative expenses of 3.2 percent, or $7.0 million, for the first nine months of fiscal 2020, compared to the first nine months of fiscal 2019, is primarily due to an increase in variable incentive compensation of approximately $10.0 million and higher sales commission of approximately $4.5 million, offset by reductions in our fixed cost structure, combined with decreases in our operational expenses.
Depreciation and amortization expense. For the first nine months of fiscal 2020, depreciation and amortization expense decreased by $0.6 million to $21.8 million compared to the first nine months of fiscal 2019, due to a lower base of depreciable assets.
Gains from sales of property. Gains from sales of property decreased by $0.6 million for the first nine months of fiscal 2020, compared to the first nine months of fiscal 2019, due to lower net proceeds from property sales in the current year period.
Other operating expenses. For the first nine months of fiscal 2020, other operating expenses decreased by $6.3 million, or 48.4 percent, compared to the first nine months of fiscal 2019, primarily due to a decrease in spending related to the integration of the Cedar Creek acquisition, partially offset by severance expense incurred in relation to headcount reductions that occurred throughout the period.
Interest expense. Interest expense decreased by $3.8 million for the first nine months of fiscal 2020, compared to the first nine months of fiscal 2019. The decrease was largely attributable to a decrease in the average bank debt balance, as well as a reduction in the variable LIBOR rate that is a component of the interest rate on the Revolving Credit Facility and Term Loan Facility.
Provision for income taxes. Our effective tax rate was 18.9 percent and (0.9) percent for the first nine months of fiscal 2020 and 2019, respectively. Our effective tax rate for the first nine months of fiscal 2020 was impacted by (i) the discrete tax benefit of $3.9 million resulting from the release of the valuation allowance associated with the nondeductible interest expense under IRC Section 163(j) as a result of the CARES Act changing the allowable percentage from 30 percent of adjusted taxable income to 50 percent of adjusted taxable income, (ii) recording discrete tax expense of $0.4 million for a shortfall on vesting of our restricted stock units, (iii) the permanent addback of certain nondeductible expenses, including meals and entertainment and nondeductible compensation, and (iv) the effect of the partial valuation allowance for separate company state income tax losses and previously nondeductible interest expense under Section 163(j) of the IRC. Our effective tax rate for the first nine months of fiscal 2019 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses and consolidated interest expense limitations, including $0.6 million in discrete tax expense related to prior periods.. In addition, we recorded discrete tax expense of $0.2 million for a shortfall on vesting of our restricted stock units, which was offset by a $0.2 million discrete tax benefit for claiming state tax credits.
Net income (loss). Our net loss improved to net income from the prior year period due to higher sales, increased gross margins, and reduced costs associated with the acquisition of Cedar Creek. Acquisition related costs declined from $11.3 million in the first nine fiscal months of 2019 to $1.8 million in the same period in 2020.

Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth fiscal quarters are typically our lower volume quarters, due to the impact of less favorable weather on the construction market. Our second and third fiscal quarters are typically our higher volume quarters, reflecting an increase in construction, due to more favorable weather conditions. In past years, assuming no change in underlying inventory costs, our working capital has increased in the fiscal second and third quarters, reflecting general increases in seasonal demand. During the fiscal second and third quarters of 2020, our inventory working capital balance decreased despite increasing commodity prices, reflecting enhancements in our working capital management throughout the year. Due to the COVID-19 pandemic, it remains a possibility that we could experience changes to our typical seasonality trends during the rest of 2020 and into 2021.
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
As of September 26, 2020, we had outstanding borrowings of $263.0 million, excess availability of $202.1 million, and a weighted average interest rate of 2.5 percent under the Revolving Credit Facility. As of December 28, 2019, our principal balance was $326.5 million, excess availability was $80.0 million, and our weighted average interest rate was 3.9 percent.
We were in compliance with all covenants under the Revolving Credit Facility as of September 26, 2020.
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

The Term Loan Facility permits us to enter into real estate sale leaseback transactions with the net proceeds therefrom to be used for repayment of indebtedness under the facility, subject to payment of an applicable prepayment premium. In addition, proceeds from the sale of “Specified Properties” will be used for the repayment of indebtedness under the Term Loan Facility, subject to payment of an applicable prepayment premium, or, under certain circumstances, repayment of indebtedness under our Revolving Credit Facility. Prepayment premiums associated with the repayment of indebtedness were $0.3 million and $2.6 million for the three and nine-month periods ended September 26, 2020, respectively. For the nine-month period ended September 28, 2019, prepayment premiums were $0.5 million. No prepayment premiums were paid during the three-month period ending September 28, 2019.

The Term Loan Facility required maintenance of a total net leverage ratio of 8.75 to 1.00 for the quarter ending September 26, 2020. We were in compliance with all covenants under the Term Loan Facility as of September 26, 2020.
As of September 26, 2020, we had outstanding borrowings of $57.8 million under our Term Loan Facility and an interest rate of 8.0 percent per annum. As of December 28, 2019, our principal balance was $146.7 million with an interest rate of 8.7 percent per annum. The decrease in the outstanding borrowings was due to required quarterly principal payments and net proceeds of the real estate financing transactions described in Note 8 being applied to the Term Loan Facility.
On October 2, 2020, we reduced the principal balance of the Term Loan Facility to $44.4 million, and as a result we are no longer subject to the Facility’s total net leverage ratio covenant beginning with our 2020 fourth quarter.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we have completed in recent years. During fiscal 2017 and 2018, we completed real estate financing transactions on six warehouse facilities; during 2019, we completed real estate financing transactions on two warehouse facilities; and, to date in fiscal 2020, we completed real estate financing transactions on fourteen warehouse facilities. We recognized finance lease assets and obligations as a result of each of these transactions. Our total finance lease commitments, including the properties associated with these transactions, totaled $273.2 million as of September 26, 2020.
Interest Rates
Our Revolving Credit Facility and our Term Loan Facility include available interest rate options based on the London Inter-bank Offered Rate (“LIBOR”). It is widely expected that LIBOR will be discontinued after 2021, and the U.S. and other countries are currently working to replace LIBOR with alternative reference rates. The consequences of these developments with respect to LIBOR cannot be entirely predicted; however, we do not believe that the discontinuation of LIBOR as a reference rate in our loan agreements will have a material adverse effect on our financial position or materially affect our interest expense.

Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities for the first nine months of fiscal 2020 was $74.4 million, compared to net cash used in operating activities of $37.6 million in the first nine months of fiscal 2019. The increase in cash provided by operating activities during the first nine months of fiscal 2020 was a result of increased net income for the current year period, combined with improvements in our working capital balances compared to the prior year period.
Investing Activities
Net cash provided by investing activities for the first nine months of fiscal 2020 was $8.8 million compared to net cash provided by investing activities of $16.4 million in the first nine months of fiscal 2019. The decrease in net cash provided by investing activities was due to $6.0 million that was returned from escrow after the Cedar Creek acquisition was finalized in the prior year and declines in proceeds from the sales of assets as well as cash investments in property and equipment. For further details on our investments in property and equipment, refer to the “Investments in Capital Assets” section below.
Financing Activities
Net cash used in financing activities totaled $84.7 million for the first nine months of fiscal 2020, compared to net cash provided by financing activities of $25.1 million for the first nine months of fiscal 2019. The decrease in net cash provided by financing activities is primarily due to an increase in repayments on our Revolving Credit Facility and Term Loan Facility of $171.3 million, offset by an increase in borrowings on our Revolving Credit Facility of $29.3 million and an increase in proceeds from real estate financing transactions of $33.5 million.
Operating Working Capital (1)

Selected financial information
	September 26, 2020	December 28, 2019	September 28, 2019
	(In thousands)
Current assets:
Cash	$10,154	$11,643	$12,847
Receivables, less allowance for doubtful accounts	308,584	192,872	243,905
Inventories, net	306,030	345,806	362,389
	$624,768	$550,321	$619,141

Current liabilities:
Accounts payable (2)	$178,948	$132,348	$179,376
	$178,948	$132,348	$179,376

Operating working capital	$445,820	$417,973	$439,765

(1) Operating working capital is defined as the sum of cash, receivables, and inventory less accounts payable.
(2) Accounts payable includes outstanding payments of $17.8 million, $16.1 million, and $39.8 million as of September 26, 2020, December 28, 2019, and September 28, 2019, respectively. Outstanding payments represent outstanding checks and electronic payments that have not been presented for payment as of the end of the period; these amounts are typically funded within 24 hours.
Operating working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash.
Operating working capital of $445.8 million on September 26, 2020, compared to $418.0 million as of December 28, 2019, increased on a net basis by approximately $27.8 million. The increase in operating working capital is primarily driven by increases in accounts receivable, offset by decreases in inventory due to tighter management. The net increase in current assets was offset by an increase in accounts payable due to recent inventory purchases during the month of September.

Operating working capital of $445.8 million on September 26, 2020, compared to $439.8 million as of September 28, 2019, increased by $6.0 million, driven by an increase in accounts receivable, offset by a decrease in inventory due to tighter management of inventory levels.

Investments in Capital Assets

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets are included in “Property and equipment, at cost” on our condensed consolidated balance sheet. For the third quarter ended September 26, 2020, we invested $0.2 million in cash related to investments in long-lived assets and entered into finance leases totaling $3.1 million, for a total investment of $3.3 million. For the first nine months of 2020, we invested $1.9 million in cash and entered into finance leases totaling $3.1 million, for a total investment of $5.0 million.

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
Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2019, and those discussed elsewhere in this report (including Item 1A of Part II of this report) and in future reports that we file with the SEC. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors that may cause these differences include, among other things: fluctuations in commodity prices; inventory management; changes in prices, supply and/or demand for products that we distribute; adverse housing market conditions; levels of new residential housing starts and residential repair and remodeling activity; the COVID-19 pandemic and other contagious illness outbreaks and their potential effects on our industry, suppliers and supply chain, and customers, and our business, results of operations, cash flows, financial condition, and future prospects; our ability to integrate and realize anticipated synergies from acquisitions; loss of material customers, suppliers, or product lines in connection with acquisitions; operational disruption in connection with the integration of acquisitions; our indebtedness and its related limitations; sufficiency of cash flows and capital resources; our ability to monetize real estate assets; disintermediation by customers and suppliers; competitive industry pressures; industry consolidation; product shortages; loss of and dependence on key suppliers and manufacturers; import taxes and costs, including new or increased tariffs, anti-dumping duties, countervailing duties or similar duties; our ability to successfully implement our strategic initiatives; fluctuations in operating results; sale-leaseback transactions and their effects; real estate leases; changes in interest rates; exposure to product liability claims; our ability to complete offerings under our shelf registration statement on favorable terms, or at all; changes in our product mix; petroleum prices; information technology security and business interruption risks; litigation and legal proceedings; natural disasters and unexpected events; activities of activist stockholders; labor and union matters; limits on net operating loss carryovers; pension plan assumptions and liabilities; risks related to our internal controls; retention of associates and key personnel; federal, state, local and other regulations, including environmental laws and regulations; and changes in accounting principles. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the third quarter of fiscal 2020, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
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

A novel strain of coronavirus (“COVID-19”) was first identified in December 2019 in certain Far East and European countries. On March 11, 2020, the spread of COVID-19 was declared a global pandemic by the World Health Organization, with a high concentration of cases in the United States. On March 13, 2020, the United States declared a national emergency concerning the pandemic, and many U.S. states and municipalities declared public health emergencies. In response, U.S. federal, state, and local governments and agencies have enacted wide-ranging actions to combat the pandemic, including “shelter-in-place” orders and quarantines, social distancing mandates, and face covering and hygiene protocols. In addition, some U.S. states and municipalities placed significant limits on non-essential construction projects. These actions substantially restricted daily activities for individuals and businesses, and have caused many businesses to curtail or cease normal operations.

While certain market conditions for our business, such as single-family housing starts, have rebounded quickly or otherwise been more resilient than we expected, the widespread health crisis created by the COVID-19 pandemic and the actions taken to combat it have had significant adverse effects on the economies and financial markets of the U.S. and many other countries. These effects include increased unemployment, decreases in disposable income, declines in consumer confidence, general economic slowdowns, bankruptcies, and significant volatility in financial markets. These effects may reduce demand for our products, which could materially reduce our sales and profitability. In addition, any bankruptcy or financial distress of our customers or suppliers due to these adverse economic conditions could result in other significant negative impacts to our business including reduced sales, decreased collectability of accounts receivable, impaired credit, an ineffective supply chain, loss of credit from our suppliers, and a reduction in certain key product brands. Deteriorating economic conditions and reduced sales and profitability could also limit the availability of credit, or increase our borrowing costs, including by requiring additional collateral. We also may be required to record impairment charges with respect to assets whose fair values may be negatively affected by the effects of the pandemic on our operations.

In addition, although our operations and those of most of our direct customers and suppliers are considered “essential” and are therefore exempt from remaining state and local business closure orders, these exemptions may not mitigate the impact to our markets caused by the COVID-19 pandemic, and they may be curtailed or revoked in the future. As the pandemic continues, business closure orders also may be implemented or reinstated in states or localities that experience a rebound or surge in COVID-19 cases, and those orders may not include the same exemptions. If these exemptions are curtailed or revoked, or if business closures orders are implemented or reinstated without exemptions, it could require us, or our customers or suppliers, to further limit our operations or suspend them altogether, which would adversely impact our business, operating results, and financial condition. The pandemic has also caused, and may continue to cause, disruption to the global supply chain. While this disruption contributed to rapid increases in certain wood-based commodity prices in the second and third quarters of 2020, which benefited our business, those increases are expected to reverse in the near-term, which could result in reduced revenues and margins, and potentially in substantial declines in profitability and possible net losses. The disruption also could negatively impact our ability to source products from our suppliers, many of whom are located outside of the United States, including China.

In response to the pandemic, we instituted, and continue to follow, a number of actions to protect our workforce, including restricting business travel, imposing mandatory quarantine periods for employees who have traveled to areas impacted by the pandemic, modifying office functions to allow employees to work remotely, and modifying our warehouse and delivery operations to enforce enhanced safety protocols around social distancing, hygiene, and health screening. While all of these steps are necessary and appropriate in light of the pandemic, they, coupled with state and local business closure orders and regulations, do impact our ability to operate our business in its ordinary and traditional course, and they have and may continue to cause us to experience reductions in productivity and disruptions to our business routines while they remain in place.
While many states have lifted or are in various stages of lifting or curtailing shelter-in-place, business closure, and related orders, the rates of infection, hospitalization, and mortality associated with the COVID-19 virus continue to fluctuate, and remain high or are increasing in many localities. As a result, some localities are contemplating the reinstatement of certain prior restrictions, or the adoption of new restrictions, on businesses and individuals. The potential magnitude or duration of the business and economic impacts from this pandemic continue to remain uncertain, and many of the associated negative trends may continue through fiscal 2020 and into fiscal 2021. While the impact on our business from the COVID-19 pandemic has not been as significant as we initially expected, it could still become more severe. Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition, and cash flows. In addition, any of these negative impacts, alone or in combination with others, could exacerbate many of the risks described in Part I, “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 28, 2019, and the other risks described in this report. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted.

We have been notified that we are not in compliance with certain listing standards of the New York Stock Exchange (“NYSE”), and we may be unable to regain compliance.

On April 22, 2020, we were notified by the NYSE that we were not in compliance with the continued listing standards set forth in Section 802.01B of the New York Stock Exchange Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period as of April 20, 2020, was less than $50 million, and, at the same time, our stockholders’ equity was less than $50 million.

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

We believe that the erosion of our average market capitalization was a direct result of the effects of the COVID-19 pandemic on the stock market, and as of the end of our 2020 second and third quarters, our average market capitalization exceeded the $50 million required by the listing standard. Our 30 trading-day average global market capitalization was $69.8 million and $184.1 million at June 27, 2020, and September 26, 2020, respectively. However, a delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline if our common stock is delisted. Delisting could also make it more difficult for us to raise additional capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended September 26, 2020:

Total Number
	of Shares	Average Price
Period	Purchased(1)	Paid Per Share
June 28 - August 1	—	$—
August 2 - August 29	71	$18.76
August 30 - September 26	—	$—
Total	71

(1)		The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above pertain to purchases of common stock by the Company in connection with tax withholding obligations of the Company’s employees upon the vesting of such employees’ restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On October 26, 2020, the Company recognized the extraordinary contributions of management in 2020 (including leadership through the COVID-19 pandemic, timely cost reductions and/or temporary voluntary salary reductions) by entering into amendments to certain of the outstanding performance-based restricted stock unit awards that were granted on June 8, 2018, under the Company’s Long-Term Equity Incentive Plan (the "RSUs"). The amendments modify only the performance target of the RSUs, which was reduced by 10% from $150 million to $135 million of trailing twelve month Adjusted EBITDA as of the end of any fiscal quarter during the three-year performance period. In approving the amendments, the Compensation Committee of the Company's Board of Directors also acknowledged that the performance target was originally established prior to the COVID-19 pandemic and its effect on the global economic environment and the Company's ability to achieve the performance target. The amendments were entered into with all current employees who were recipients of the June 8, 2018, awards, including Mitchell B. Lewis, President and Chief Executive Officer, and Alexander S. Averitt, Chief Operating Officer.

The foregoing description of the material terms of the amendments is qualified in its entirety by reference to the form of amendment, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1	*	Form of Purchase and Sale Agreement with Big Acquisitions LLC, dated as of June 1, 2020.
10.2	*	First Amendment to Purchase and Sale Agreement with Big Acquisitions LLC, dated as of July 8, 2020.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: October 28, 2020	By:	/s/ Kelly C. Janzen
Kelly C. Janzen
Senior Vice President and Chief Financial Officer