Form 10-K
period 2021-01-02
BlueLinx Holdings Inc.
filed 2021-03-03
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 27, 2020, was $68,686,298, based on the closing price on the New York Stock Exchange of $7.50 per share on June 26, 2020.
As of February 26, 2021, the registrant had 9,468,042 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference to the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 2, 2021.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended January 2, 2021

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us,” and “our” refer to BlueLinx Holdings Inc. and its wholly-owned subsidiaries. Reference to “fiscal 2020” refers to the 53-week period ending January 2, 2021. Reference to “fiscal 2019” refers to the 52-week period ended December 28, 2019.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include, without limitation, any statements that predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties include those discussed under the heading “Risk Factors” in Part I, Item 1A, those discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and those discussed elsewhere in this report and in future reports that we file with the Securities and Exchange Commission. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

PART I
ITEM 1.  BUSINESS
General
BlueLinx is a leading U.S. wholesale distributor of residential and commercial building products with both branded and private-label stock keeping units (“SKUs”) across product categories such as lumber, panels, engineered wood, siding, millwork, metal building products, and other construction materials. With a strong market position, broad geographic coverage footprint servicing 40 states, and the strength of a locally focused sales force, we distribute our comprehensive range of products to over 15,000 national, regional, and local dealers, specialty distributors, national home centers, and manufactured housing customers. BlueLinx is able to provide a wide range of value added services and solutions to our customers and suppliers. We are headquartered in Georgia, with executive offices located at 1950 Spectrum Circle, Marietta, Georgia, and we operate our distribution business through a broad network of distribution centers.
As a “two-step” wholesale distributor of building products, BlueLinx stocks products from leading manufacturers, such as Huber Engineered Woods, James Hardie, Georgia Pacific, Weyerhaeuser, and Oldcastle, and supplies these products to a broad range of customers, including lumber yards, dealers, home centers, and hardware stores. These customers then serve residential and commercial builders and contractors in their respective geographic areas. BlueLinx plays a critical role in enabling its lumber yard, dealer, and home center customers to offer a broad range of products and brands, as most of BlueLinx’s customers do not have the capability to purchase and warehouse directly from the manufacturers for such a large set of SKUs. Similarly, BlueLinx provides value to its manufacturer partners by enabling access to the fragmented network of lumber yards and dealers that the manufacturers could not adequately serve directly. Our place in this distribution model of building products provides easy access to the marketplace for our suppliers and the value proposition of rapid delivery on an as-needed basis to our customers from our network of warehouse facilities. In addition to its broad portfolio of building products, BlueLinx also offers a wide array of custom cutting and fabrication services for the wood products industry.

We were incorporated in the State of Georgia on March 8, 2004 as ABP Distribution Holdings, Inc. (“ABP”). ABP subsequently merged into BlueLinx Holdings Inc., a Delaware corporation formed on August 26, 2004, in connection with the spin-off by Georgia Pacific Corporation of its building products distribution division. On December 17, 2004, we consummated an initial public offering of our common stock.

On April 13, 2018, we completed the acquisition of Cedar Creek Holdings, Inc. (“Cedar Creek”). Cedar Creek was established in 1977 as a wholesale material distribution company that distributed wood products across the United States. Its products included specialty lumber, oriented strand board, siding, cedar, spruce, engineered wood products, and other building products which were complimentary to our portfolio. This acquisition allowed us to expand our product offerings, while maintaining our existing geographical footprint.
Significant Recent Transactions
Real Estate Transactions
During the first quarter of fiscal 2020, we completed real estate financing transactions through sale-leaseback arrangements on fourteen of our distribution facilities. Additionally, during the third quarter of fiscal 2020, we completed a real estate financing transaction through a sale-leaseback arrangement on one distribution facility. Gross proceeds for these transactions were $89.3 million. Net proceeds from these transactions were used to repay indebtedness under our term loan. Upon completion of the transactions, we entered into long-term leases with multiple renewal options on the properties. These real estate financing transactions are described in further detail in Note 12, Lease Commitments, in the Notes to the Consolidated Financial Statements.
Products and Services
We distribute products in two principal categories: specialty products and structural products. Specialty products, which represented approximately 60 percent and 67 percent of our fiscal 2020 and fiscal 2019 net sales, respectively, include primarily engineered wood products, moulding, siding and trim, cedar, metal products (excluding rebar and remesh) and insulation. Structural products, which represented approximately 40 percent and 33 percent of our fiscal 2020 and fiscal 2019 net sales, respectively, include plywood, oriented strand board, rebar and remesh, lumber, spruce and other wood products primarily used for structural support in construction projects. In some cases, these products are branded by us.

We also provide a wide range of value-added services and solutions to our customers and suppliers including:
•providing “less-than-truckload” delivery services;
•pre-negotiated program pricing plans;
•inventory stocking;
•automated order processing through an electronic data interchange, or “EDI,” that provides a direct link between us and our customers;
•intermodal distribution services, including railcar unloading and cargo reloading onto customers’ trucks;
•milling and fabrication services; and
•backhaul services, when otherwise empty trucks are returning from customer deliveries.
Distribution Channels
We sell products through three main distribution channels: warehouse sales, reload sales, and direct sales.
Warehouse sales are delivered from our warehouses to our customers. Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned products to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Warehouse and reload sales accounted for approximately 83 percent and 82 percent of our fiscal 2020 and 2019 gross sales, respectively.
Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 17 percent and 18 percent of our fiscal 2020 and 2019 gross sales, respectively.
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
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth quarters are typically our lower volume quarters due to the impact of unfavorable weather on the construction market. Our second and third quarters are typically our higher volume quarters, reflecting an increase in construction, due to more favorable weather conditions. In past years, assuming no change in underlying inventory costs, our working capital has increased in second and third quarters, reflecting general increases in seasonal demand. During fiscal 2020, our inventory and working capital balances decreased during the second and third quarters, despite increasing commodity prices, due to enhancements in our working capital management throughout the year. During the ongoing novel coronavirus (“COVID-19”) pandemic, our typical patterns of seasonality changed, largely due to increased demand for our products. Milder weather in the latter part of 2020 also contributed to our traditional summer patterns continuing into the fourth quarter. While uncertain, it remains a possibility that changes to our typical seasonality trends could continue during fiscal 2021 should similar market conditions continue.
Employees
As of January 2, 2021, we employed approximately 2,100 employees and less than one percent of our employees are employed on a part-time basis. Approximately 22 percent of our employees were represented by various local labor unions with terms and conditions of employment governed by collective bargaining agreements (“CBAs”). Six CBAs covering approximately six percent of our employees are up for renewal in fiscal 2021.

Environmental and Other Governmental Regulations

The Company is subject to various federal, state, provincial, and local laws, rules, and regulations. We are subject to environmental laws, rules, and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage, and disposal of hazardous materials, substances, and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances, and regulations are complex, change frequently, and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations), and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew, environmental permits.

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
Industry Risks

We may experience pricing and product cost variability.

Our business has experienced, and is likely to continue experiencing, cycles relating to industry capacity and general economic conditions. During 2020, availability of certain building products we distribute was impacted by supply constraints driven by the COVID-19 pandemic and affected the market price of the commodity and commodity-based specialty products we buy and distribute. The length and magnitude of these cycles can vary over time and by product. Prices for our products are driven by many factors, including general economic conditions, demand for our products and competitive conditions in the industries within which we compete, and we have little influence over the timing and extent of price changes, which may be unpredictable and volatile. If supply exceeds demand, prices for our products could decline, and our results of operations, cash flows, and financial condition could be adversely affected. Certain published indices (including those published by Random Lengths (“RL”)) contribute to the setting of selling prices for some of our products. Although RL is a widely circulated source of information for the wood products industry, it may not accurately reflect changes in market conditions for our products. Changes in how RL is maintained, or other indices are established or maintained, could adversely impact the selling prices for these products.

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

Large customers have historically been able to exert pressure on their outside suppliers and distributors to keep prices low in the highly fragmented building materials distribution industry. In addition, continued consolidation among our customers, particularly dealers, and their customers (i.e., home builders), and changes in their respective purchasing policies and payment practices, could result in even further pricing pressure. A decline in the prices of the products we distribute could adversely impact our operating results. When the prices of the products we distribute decline, customer demand for lower prices could result in lower sales prices and, to the extent that our inventory at the time was purchased at higher costs, lower margins. Alternatively, in a rising price environment, our suppliers may increase prices or reduce discounts on the products we distribute, and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Furthermore, continued consolidation among our suppliers makes it more difficult for us to negotiate favorable pricing, consignment arrangements, and discount programs with our suppliers, thereby resulting in reduced margins and profits. Overall, these pricing pressures may adversely affect our operating results and cash flows.

Our earnings are highly dependent on volumes.

Our earnings are highly dependent on volumes, which fluctuate. Commodity price inflation can increase our gross margins on relatively consistent or even lower year over year sales volumes, depending on the degree of commodity price inflation. Fluctuations in commodity prices make it difficult to predict our financial results with any degree of certainty. Volumes for certain of the products that we distribute were significantly impacted in fiscal 2020 by COVID-19. The pandemic has affected our operational and financial performance and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope, and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic efforts of the pandemic and related containment measures, among others. Any failure to maintain, or increase volumes, combined with fluctuations, such as commodity price inflation or deflation, which would impact the purchase and/or selling price of our products, could adversely affect our results of operations, cash flows, and financial condition.

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

Our business depends to a significant degree on the new residential construction market and, in particular, single family home construction. The home building industry peaked in 2005, and then underwent a significant decline. Although the home building industry has improved and continues to improve, it is still far below its historical averages. According to the U.S. Census Bureau, actual single-family housing starts in the United States during 2020 increased 11.5 percent from 2019 levels, but remain 42.2 percent below their peak in 2005. The multi-year downturn in the home building industry resulted in a substantial reduction in demand for the products we provide. We cannot predict the duration of the current housing industry market conditions or the timing or strength of any continued recovery of housing activity in our markets. The home building industry also may not recover to historical levels. Continued weakness in the new residential construction market would have a material adverse effect on our business, financial condition, and operating results. Factors impacting the level of activity in the residential new construction markets include changes in interest rates, unemployment rates, high foreclosure rates and unsold/foreclosure inventory, availability of financing, labor costs and availability, vacancy rates, local, state and federal government regulation (including mortgage interest deductibility and other tax laws), weakening in the U.S. economy or of any regional or local economy in which we operate, availability of supplies, the COVID-19 pandemic’s impact on the economy and consumer demand and preferences, and shifts in populations away from the markets that we serve. In addition, the mortgage markets periodically experience disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans. Because of these factors, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period.

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

In addition, we extend credit to numerous customers who are generally susceptible to the same economic business risks that we are. Unfavorable housing market conditions could result in financial failures of one or more of our significant customers. Furthermore, we may not necessarily be aware of any deterioration in our customers’ financial position. If our larger customers’ financial positions were to become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our operating results, cash flows, and liquidity.

Consolidation among competitors, suppliers, and customers could negatively impact our business.

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

Our customers and suppliers also continue to consolidate, and this consolidation could result in the loss of existing customers and suppliers to our competitors. We typically do not enter into minimum purchase contracts with our customers or suppliers. The loss of one or more of our significant customers or suppliers, or their decision to purchase or sell our products in significantly lower quantities than they have in the past, could significantly affect our financial condition, operating results, and cash flows.

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

Operating Risks

The full effect of the COVID-19 pandemic on our business is currently unknown, and it may adversely affect our business and results from operations.

The global impact of COVID-19 continues to evolve. COVID-19 has impacted our operations and financial performance and the extent of its effect on our operational and financial performance in future periods will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others.

In response to the spread of COVID-19, governmental authorities implemented numerous measures to try to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place and work from home orders, and shutdowns of “non-essential” businesses. While we were deemed an “essential” business, this status may not continue, which could adversely impact our ability to operate in the markets we serve. Governmental measures have impacted, and may further impact, our workforce and operations, as well as those of our customers, vendors and suppliers. We have distribution operations across the United States, and each state in which we operate has been affected by the outbreak of COVID-19 and taken various measures to try to contain it. Varying levels of measures to contain the COVID-19 outbreak, and associated variants, in states across the United States could impact our operations in varying degrees, the impact of which we cannot reasonably predict. Among other impacts to our business from the outbreak of COVID-19:

•We have experienced higher overall demand for our products due to economic conditions and changing consumer behaviors driven by COVID-19, which may or may not continue;
•Our supply chain may be disrupted due to government restrictions or if our suppliers or vendors have raw material and/or labor disruptions as a result of the pandemic that cause us to experience disruptions in product availability;
•Our distribution capabilities may be disrupted if we are unable to secure sufficient supplies of products, if significant portions of our workforce are unable to work effectively, including because of illness, government actions or other restrictions, or if we have periods of disruptions due to deep cleaning and sanitizing our facilities. In addition, we have incurred additional expense for cleaning, safety supplies and equipment, screening resources and other items and expect these costs to continue to some degree in the future although we may choose not to report them separately;
•We may experience an increase or decrease in commodity and other input costs due to market volatility and product availability;
•We may experience an increase in our working capital needs or an increase in our trade accounts receivable write-offs as a result of increased financial pressures on our suppliers and customers; and,
•We may experience changes to our internal controls over financial reporting as a result of changes in working environments, such as shelter-in-place and similar orders, as well as the potential for staffing limitations.

Our strategy includes pursuing acquisitions. We may be unsuccessful in making and integrating mergers, acquisitions and investments, and completing divestitures.

The integration of acquisitions can involve significant anticipated and unanticipated operational challenges, including integrating different computer, enterprise resource planning, and accounting systems, integrating physical facilities and inventories, and integrating acquired personnel and corporate cultures into our business. Addressing these challenges requires the attention of management and the diversion of resources from existing operations. Our failure to manage these operational challenges effectively and at anticipated costs could result in disruptions in overall operating performance and deficiencies in customer service of the combined business. These disruptions and deficiencies could lead to increased costs, order and delivery errors, inventory and billing errors, the loss of employees, or the loss of customers, suppliers, or products either overall or in certain markets, which could adversely affect our financial condition, operating results, and cash flows.

As part of our overall strategy, we may make additional acquisitions or investments in the future. These acquisitions or investments would be subject to the same risks and uncertainties described above. If we do not effectively manage those risks and uncertainties, our financial condition, operating results, and cash flows may be negatively affected.

We may incur business disruptions.

The operations at our distribution facilities may be interrupted or impaired by various operating risks, including, but not limited to, risks associated with catastrophic events, such as fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornados and droughts, and pandemics, including COVID-19, or other similar occurrences; interruptions in the delivery of products via railroad or other inbound transportation means; adverse government regulations; equipment breakdowns or failures; prolonged power failures; unscheduled maintenance outages; information system disruptions or failures due to any number of causes, including cyber-attacks; violations of our permit requirements or revocation of permits; releases of pollutants and hazardous substances to air, soil, surface water or ground water; disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels; shortages of equipment or spare parts; and labor disputes and shortages.

We may be unable to effectively manage our inventory relative to our sales volume or as the prices of the products we distribute fluctuate, which could affect our business, financial condition, and operating results.

We purchase many of our products directly from manufacturers, which are then sold and distributed to customers. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchases accordingly. In periods characterized by significant changes in the overall economy and activity in the residential and commercial building and home repair and remodel industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Such issues and risks can be magnified by the diversity of product mix our business units carry across multiple major product categories. Excessive increases in the market prices of certain building products can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition, and operating results.

We are subject to information technology security risks and business interruption risks and may incur increasing costs in an effort to minimize and/or respond to those risks.

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

The building products industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage, or violated environmental, health or safety, or other laws. Such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. We are also from time to time subject to casualty, contract, tort, and other claims relating to our business, the products we have distributed in the past or may in the future distribute, and the services we have provided in the past or may in the future provide, either directly or through third parties. We rely on manufacturers and other suppliers, including manufacturers and suppliers located outside of the United States, to provide us with the products we sell or distribute.

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

While we maintain insurance covering our facilities, including business interruption insurance, our warehouse facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes, and earthquakes, or by fire, adverse weather conditions, civil unrest, condemnation, or other unexpected events or disruptions to our facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition, and results of operations. In addition, war, terrorism, geopolitical uncertainties, and public health issues could cause damage or disruption to the global economy, and thus could have a material adverse effect on us, our suppliers and our customers.

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

As of January 2, 2021, we employed approximately 2,100 employees and less than one percent of our employees are employed on a part-time basis. Approximately 22 percent of our employees were represented by various local labor union with terms and conditions of employment governed by CBAs. Six CBAs covering approximately six percent of our employees are up for renewal in fiscal 2021.

Although we have generally had good relations with our unionized employees, and expect to renew collective bargaining agreements as they expire, no assurances can be provided that we will be able to reach a timely agreement as to the renewal of the agreements, and their expiration or continued work under an expired agreement, as applicable, could result in a work stoppage. In addition, we may become subject to material wage increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our selling, general, and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general, and administrative expenses. Wage increases could also be significant in an inflationary environment even in our non-unionized locations. All of these factors could negatively impact our operating results and cash flows.

Federal, state, local, and other regulations could impose substantial costs and restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local, and other laws and regulations, including, among other things, transportation regulations promulgated by the DOT, work safety regulations promulgated by OSHA, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission, regulations of the U.S. Department of Labor, regulations issued by the SEC, accounting standards issued by the Financial Accounting Standards Board (the “FASB”) or similar entities, and state and local zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results, and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and substantial fines and penalties that could adversely affect our financial condition, operating results, and cash flows.

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

Financial Risks

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

Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:

•the commodity nature of many of our products and their price movements, which are driven largely by capacity utilization rates and industry cycles that affect supply and demand;
•general economic conditions, including but not limited to housing starts, construction labor shortages, repair and remodel activity and commercial construction, foreclosure rates, interest rates, unemployment rates, and mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products;
•supply chain disruptions, including those caused by the spread of contagious illness;
•the highly competitive nature of our industry;
•disintermediation;
•the impact of actuarial assumptions and regulatory activity on pension costs and pension funding requirements;

•the financial condition and creditworthiness of our customers;
•our substantial indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;
•cost of compliance with government regulations;
•adverse customs and tariff rulings including those relating to anti-dumping, countervailing duty, or circumvention investigations;
•protectionist trade policies and import tariffs;
•labor disruptions, shortages of skilled and technical labor, or increased labor costs;
•the impact of cost inflation, which may arise from changes in the economic environment, such as potential litigation;
•increased healthcare costs;
•the need to successfully implement succession plans for our senior managers and other associates;
•our ability to successfully complete potential acquisitions, achieve expected synergies from acquisitions, or efficiently integrate acquired operations;
•disruption in our information technology systems;
•significant maintenance issues or failures with respect to our tractors, trailers, forklifts, and other major equipment;
•severe weather phenomena such as drought, hurricanes, tornadoes, and fire;
•condemnations of all or part of our real property; and
•fluctuations in the market for our equity.

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

At January 2, 2021, we had approximately $288 million of debt outstanding under our revolving credit facility, and approximately $43 million of debt outstanding under our term loan facility. Additionally, as of January 2, 2021, outstanding commitments under finance leases were $273 million. Our level of indebtedness could still have considerable consequences for us. For example, our substantial indebtedness could:

•make us more vulnerable to general adverse economic and industry conditions;
•limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate requirements;
•expose us to interest rate fluctuations because the interest rate on the debt under our revolving credit facility is variable;
•require us to dedicate a substantial portion of our cash flows to payments on our debt, thereby reducing the availability of our cash flows for operations and other purposes;
•limit our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate; and
•place us at a competitive disadvantage compared to competitors that may have proportionately less debt, and therefore may be in a better position to obtain more favorable credit terms.

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

Our ability to make scheduled payments under our revolving credit facility and term loan facility depends on our successful financial and operating performance, cash flows, and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business, and other factors, many of which are beyond our control. These factors include, among others:

•economic and demand factors affecting the building products distribution industry;
•external factors affecting availability of credit;

•pricing pressures;
•increased operating costs;
•competitive conditions;
•operational disruption associated with the Cedar Creek integration; and
•other operating difficulties.

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

Our revolving credit facility and term loan facility contain various covenants and restrictions, including customary financial covenants that limit management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•incur additional debt;
•grant liens on assets;
•make investments;
•sell or acquire assets, including certain real estate assets, outside the ordinary course of business;
•engage in transactions with affiliates; and
•make fundamental business changes.

These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.

If we fail to comply with these covenants and restrictions, a default may allow the creditors under the relevant instruments to accelerate the related debts and to exercise their remedies under these agreements, which typically will include the right to declare the principal amount of that debt, together with accrued and unpaid interest, and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt, and to terminate any commitments they had made to supply further funds. Refer to Note 6, Long-Term Debt, for further details.

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

As a result of real estate financing transactions through sale-leaseback arrangements, a substantial number of our distribution centers are leased under non-cancelable leases. These leases typically have initial terms of approximately fifteen years, and most provide options to renew for specified periods of time. We may enter into additional sale and lease-back transactions in the future. The leases resulting from these transactions are generally recognized and accounted for as finance leases, which may be counted as indebtedness, including for purposes of financial covenants in the agreements governing our debt, and may significantly increase the stated interest expense that is recognized in our income statements.

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

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of January 2, 2021, we had approximately $63 million in net deferred tax assets. These deferred tax assets include temporary differences arising from such items as property, plant and equipment, accrued compensation, and accounting reserves related to inventory and other items in conjunction with net state operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings, and tax planning strategies. For example, we were required to evaluate and maintain reasonable valuation allowances against our remaining state net operating loss carryforwards against our U.S. deferred tax assets as of January 2, 2021. These valuation allowances are calculated based on the probability that we will not realize taxable income in the states in which we carry net operating loss carryforwards in a time suitable to take advantage of them. If we determine in the future that there is not sufficient positive evidence to support the remaining valuation of our deferred tax assets, either due to the risk factors described herein or other factors which may impact our net operating carryforwards or other components of our deferred tax assets such as our temporary differences which may arise from tax legislation which we cannot foresee, we may be required to further adjust the valuation allowance to reduce our deferred tax assets, in specific areas or in total. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

Our expected annual effective tax rate could be volatile and materially change as a result of changes in mix of earnings and other factors.

Our overall effective tax rate is equal to our total tax expense as a percentage of our total profit or loss before tax. However, tax expenses and benefits are determined separately for each tax paying entity or group of entities that is consolidated for tax purposes in each jurisdiction. Losses in certain jurisdictions may provide no current financial statement tax benefit. As a result, changes in the mix of profits and losses between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate. New and unforeseen changes in tax legislation may impact our effective tax rate in future periods, both on a federal and state level, which may have an impact on our net income and result in material non-cash expenses in the relevant period.

Changes in actuarial assumptions for our pension plan could impact our financial results, and funding requirements are mandated by the Federal government.

We sponsor a defined benefit pension plan. Most of the participants in our pension plan are inactive, with all remaining active participants no longer accruing benefits, and the pension plan is closed to new entrants. However, unfavorable changes in various assumptions underlying the pension benefit obligation could adversely impact our financial results. Significant assumptions include, but are not limited to, the discount rate, projected return on plan assets, and mortality rates. In addition, the amount and timing of our pension funding obligations are influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974, the Pension Protection Act, Congressional Acts, or other governing bodies.

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

Risks Relating to Our Common Stock

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

General Risk Factors

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
We operate our business out of 64 office and warehouse facilities, 55 of which are leased, and nine of which are owned. The total square footage of our owned real property is approximately 1.2 million square feet, and the total square footage of our leased real property is approximately 9.8 million square feet. Two owned warehouses facilities located in Midfield, Alabama, and Houston, Texas, were identified as held for sale as of the end of fiscal 2020.

The following table summarizes our real estate facilities as of March 1, 2021, including their inside square footage, where applicable:

Property Type	Number	Owned facilities (sq. ft.)	Leased facilities (sq. ft.)
Office Space (1)	1	—	68,023
Warehouses and other real property (2)	66	1,164,321	9,774,955
Total	67	1,164,321	9,842,978
(1)Consists of our corporate headquarters in Marietta, Georgia.
(2)Includes properties held for sale.
Certain of our owned warehouse facilities secured our term loan facility at January 2, 2021. Additionally, we lease two warehouse facilities owned by our pension plan. We also store materials in secured outdoor areas at many of our warehouse locations, which increases warehouse distribution and storage capacity. We believe that, collectively, our facilities have sufficient capacity to meet current and projected distribution needs.
ITEM 3.  LEGAL PROCEEDINGS
We are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business, including liability claims, premises claims, environmental claims, and employment-related claims, among others. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies generally are expensed as incurred. We record receivables from expected settlements and establish reserves for pending or threatened proceedings when the receipts or costs associated with such proceedings become probable and can be reasonably estimated.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our equity securities consist of one class of common stock, which is traded on the New York Stock Exchange under the symbol “BXC”.
As of January 2, 2021, there were seven shareowner accounts of record, and, as of that date, we estimate that there were approximately 3,733 beneficial owners holding our common stock in nominee or “street” name.
We have not historically paid dividends on our common stock. Any future dividend payments would be subject to the discretion of our Board of Directors and contractual restrictions under our revolving credit facility and our term loan facility.
The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended January 2, 2021:

	Total Number Shares Purchased(1)	Average Price Paid Per Share
Period
September 27 - October 31	—	$—
November 1 - November 28	334	$24.50
November 29, 2020 - January 2, 2021	292	$26.10
Total	626

(1)		The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above pertain to purchases of common stock by the Company in connection with tax withholding obligations of the Company’s employees upon the vesting of such employees’ restricted stock unit awards.

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

This section of this Form 10-K does not address certain items regarding the fiscal year ended December 29, 2018 (“fiscal 2018”). Discussion and analysis of fiscal 2018 and year-to-year comparisons between fiscal 2019 and fiscal 2018 not included in this Form 10-K can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Executive Level Overview
Company Background
BlueLinx is a leading U.S. wholesale distributor of residential and commercial building products with both branded and private-label SKUs across product categories such as lumber, panels, engineered wood, siding, millwork, metal building products, and other construction materials. With a strong market position, broad geographic coverage footprint servicing 40 states, and the strength of a locally focused sales force, we distribute our comprehensive range of products to over 15,000 national, regional, and local dealers, specialty distributors, national home centers, and manufactured housing customers. BlueLinx is able to provide a wide range of value added services and solutions to our customers and suppliers. We are headquartered in Georgia, with executive offices located at 1950 Spectrum Circle, Marietta, Georgia, and we operate our distribution business through a broad network of distribution centers.

As a “two-step” wholesale distributor of building products, BlueLinx stocks products from leading manufacturers, such as Huber Engineered Woods, James Hardie, Georgia Pacific, Weyerhaeuser, and Oldcastle, and supplies these products to a broad range of customers, including lumber yards, dealers, home centers, and hardware stores. These customers then serve residential and commercial builders and contractors in their respective geographic areas. BlueLinx plays a critical role in enabling its lumber yard, dealer, and home center customers to offer a broad range of products and brands, as most of BlueLinx’s customers do not have the capability to purchase and warehouse directly from the manufacturers for such a large set of SKUs. Similarly, BlueLinx provides value to its manufacturer partners by enabling access to the fragmented network of lumber yards and dealers that the manufacturers could not adequately serve directly. Our place in this distribution model of building products provides easy access to the marketplace for our suppliers and the value proposition of rapid delivery on an as-needed basis to our customers from our network of warehouse facilities. In addition to its broad portfolio of building products, BlueLinx also offers a wide array of custom cutting and fabrication services for the wood products industry.

Recent Developments
Real Estate Transactions
During the first quarter of fiscal 2020, we completed real estate financing transactions through sale-leaseback arrangements on fourteen of our distribution facilities. Gross proceeds for these transactions were $78.3 million. Net proceeds from these transactions were used to repay indebtedness under our Term Loan Facility. Upon completion of the transactions, we entered into long-term leases with multiple renewal options on the properties. These real estate financing transactions were accounted for as finance leases, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Additionally, during the third quarter of fiscal 2020, we completed a real estate financing transaction through a sale-leaseback arrangement on one distribution facility. Gross proceeds for this transaction were $11.0 million and we recognized a gain of $8.7 million on the sale of this facility. Net proceeds from this transaction were used to repay indebtedness under our Term Loan Facility. Upon completion of the transaction, we entered into a long-term lease with multiple renewal options on the property. The real estate financing transaction was accounted for as a sale and the lease was accounted for as an operating lease, in accordance with U.S. GAAP.
These transactions are described in further detail in Note 12, Lease Commitments, in the Notes to the Consolidated Financial Statements.

Factors That Affect Our Operating Results and Trends
Our results of operations and financial performance are influenced by a variety of factors, including: (i) the commodity nature of the products we manufacture and distribute; (ii) general economic and industry conditions affecting demand in the housing market; and (iii) cost and availability of the products we distribute. These factors have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.

Commodity Nature of Our Products

Many of the building products we distribute, including OSB, plywood, and lumber, are commodities that are widely available from various suppliers with prices and volumes determined frequently in a market based on participants' perceptions and expectations of short-term supply and demand factors. The selling price of our commodity products is based on the current market purchase price to replace those products in our inventory, plus adders for our shipping, handling, overhead costs, and our profit margin. At certain times, the selling price for any one or more of the products we distribute, especially those of a commodity nature, may well exceed our purchase price because our prices are based on current replacement cost which, in a dynamic inflationary commodity market, may at times well exceed our purchase price. At certain other times, the selling price for any one or more of the products we distribute, especially those of a commodity nature, may fall below our purchase costs for the same reasons, requiring us to incur short-term losses on specific sales transactions. Therefore, our profitability with respect to these commodity products depends, in significant part, on commodity prices in addition to managing our cost structure, particularly shipping and handling costs, which represent significant components of our operating costs. Composite structural panel and lumber prices have been historically volatile.

The following table represents the percentage price changes on a year over year basis of the average composite panel, including certain panel subcategories, and average composite lumber prices as reflected by Random Lengths, an industry publication, for the periods noted below. In addition to the year-over-year average price changes, 2020 was a year of exceptional price volatility when compared to historical results over the last eight years as both composite panel and composite lumber prices experienced the largest difference between high and low price levels within a calendar year. Pricing for these products declined starting in March, but rebounded during the remaining portion of the second quarter, significantly increasing during most of the third quarter. A two-month decline began in the final weeks of the third quarter and lasted until December. In December 2020, pricing began to rapidly increase towards all-time highs. These market trends resulted in substantial favorable revenue and gross margin comparisons for fiscal 2020 for our structural products and our business as a whole. Wood-based commodity index prices began January at record or near-record highs and remain at elevated levels. There is much uncertainty regarding future trends in lumber and panel index prices. We continue to closely monitor these pricing trends, and work to manage our business, inventory levels, and costs accordingly.

	Calendar Year Ended
	December 31
	2020 versus 2019	2019 versus 2018
Increase (decrease) in composite lumber prices	59%	(23)%
Increase (decrease) in Western SPF lumber prices	45%	(20)%
Increase (decrease) in Southern pine lumber prices	53%	(22)%
Increase (decrease) in composite panel prices	56%	(27)%
Increase (decrease) in Western fir plywood prices	22%	(16)%
Increase (decrease) in Southern pine plywood prices	29%	(18)%
Increase (decrease) in OSB prices	99%	(38)%

General Economic and Industry Conditions Affecting Demand
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Historically, our operating results have also been correlated with the level of single-family residential housing starts in the U.S. The demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence. The COVID-19 pandemic had a significant negative effect on single family housing starts in April and May. However, housing starts rebounded during the second half of the year. Low interest rates, shortages in existing home inventory, and a potential growing trend toward relocating away from populated metropolitan areas to areas with single-family homes may help sustain the improvement in single-family housing starts. We believe the housing market improvement trend will continue in the long term, and that we are well-positioned to support our customers. For additional information regarding the risk factors impacting our business, please refer to Part I, Item 1A, Risk Factors.
Cost And Availability of the Products We Distribute
The structural products we distribute are available from variety of suppliers. The specialty products we distribute are available from select suppliers from which we have established and cultivated relationships in the specific markets we serve. As a result of the COVID-19 pandemic, manufacturing output was impacted on both the structural and specialty sides of our business. Supply constraints which arose from reduced mill output as a result of the pandemic had an impact on both the availability and pricing of our structural products which contributed to increased market prices throughout the year. Reduced manufacturing capacity combined with increased demand for our specialty products also had an impact on the products we distribute in this category, namely vinyl siding. The continued availability of both structural and specialty products may have an impact on our operating results and are discussed in more detail in Part I, Item 1A, Risk Factors.

COVID-19 Pandemic

We began preparations for the COVID-19 pandemic in late February 2020, and in early March 2020 we implemented policies and procedures to protect our associates, serve our customers, and support our suppliers. We also moved quickly to develop and execute plans and take actions designed to give financial and operating flexibility during the pandemic. To date, our business has been designated as “essential” in all states in which we operate, and we have continued to operate and provide service to our customers and suppliers.

During fiscal 2020, and into 2021, we have continued to practice safety and hygiene protocols consistent with the Centers for Disease Control and Prevention (“CDC”) and local guidance. We also continued our efforts to reduce operating costs and optimize liquidity and took actions designed to sustain many of our first and second quarter cost reduction actions long-term. Cost structure and liquidity will remain areas of acute focus for us as the pandemic continues.

While the pandemic impacted many aspects of our business and operations during fiscal 2020, that impact was offset by the recovery in single-family residential housing starts and the escalation in wood-based commodity pricing. Our net sales and gross margin increased, largely driven by the significant increase in wood-based pricing. For fiscal 2020, net sales increased $460.1 million compared to fiscal 2019 and net income improved $98.5 million as we moved from a net loss for fiscal 2019 to net income for fiscal 2020.

The extent of the impact of the pandemic on our business for fiscal 2021 will depend on future developments, including, among others, the duration of the pandemic, the success of actions taken by governmental authorities to contain the pandemic and address its impact, the success of local return to work and business reopening plans, and the impact the COVID-19 pandemic has on the supply chain, pricing, and demand in the markets we service. The trajectory of the pandemic continues to evolve rapidly, and we cannot predict the extent to which our financial condition, results of operation, or cash flows will ultimately be impacted. We are closely monitoring the impact of the pandemic on industry conditions, the progress of local return to work and reopening plans, and any pandemic related restrictions that may have an impact on our business.

CARES Act

In an attempt to assist businesses during the COVID-19 pandemic, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act on March 27, 2020. The CARES Act contained several provisions, including tax-based measures, meant to counteract the effects of the COVID-19 pandemic. After review of the many provisions, we took advantage of several of the provisions, including the deferral of our defined benefit plan pension contribution, deferral of the payment of employer payroll taxes, and the increase in the percentage of allowable percentage of interest expense under Section 163(j) of the Internal Revenue Code (“IRC”).

During fiscal 2020, as a result of the CARES Act, we were able to recognize discrete tax benefits during the year of $4.8 million resulting from the release of the valuation allowance associated with nondeductible interest expense as the CARES Act increased the allowable percentage from 30 percent to 50 percent of adjusted taxable income. We also elected to defer the payment of employer payroll taxes that would normally be paid during fiscal 2020. These taxes are required to be paid in two tranches, with 50 percent due by the end of 2021 and 50 percent due by the end of 2022. We expect to make payments of $3.2 million by December 2021 and the remaining $3.1 million by December 2022. Finally, we elected to defer defined benefit plan pension contributions totaling $0.6 million required during fiscal 2020 until December 31, 2020. We were required to pay interest on the contributions in accordance with the provision included in the CARES Act. We made the contributions, including interest, of $0.6 million, on December 15, 2020.

Results of Operations
Fiscal 2020 Compared to Fiscal 2019

The following table sets forth our results of operations for fiscal 2020 and fiscal 2019, which were comprised of 53 and 52 weeks, respectively.

	Fiscal 2020	% of Net Sales	Fiscal 2019	% of Net Sales
	($ in thousands)
Net sales	$3,097,328	100.0%	$2,637,268	100.0%
Gross profit	477,734	15.4%	356,915	13.5%
Selling, general, and administrative	314,228	10.1%	291,526	11.1%
Depreciation and amortization	28,901	0.9%	30,232	1.1%
Amortization of deferred gains on real estate	(4,008)	(0.1)%	(3,960)	(0.2)%
Gains from sales of property	(10,529)	(0.3)%	(13,082)	(0.5)%
Other operating expenses	6,901	0.2%	17,045	0.6%
Operating income	142,241	4.6%	35,154	1.3%
Interest expense, net	47,414	1.5%	54,218	2.1%
Other (income) expense, net	(254)	0.0%	2,544	0.1%
Income (loss) before provision for (benefit from) income taxes	95,081	3.1%	(21,608)	(0.8)%
Provision for (benefit from) income taxes	14,199	0.5%	(3,952)	(0.1)%
Net income (loss)	$80,882	2.6%	$(17,656)	(0.7)%

The following table sets forth changes in net sales by product category. Prior year amounts have been reclassified to conform to the current year mix of structural and specialty products.

	Fiscal 2020		Fiscal 2019
	($ in thousands)
Net sales by category
Structural products	$1,232,203	39.8%	$861,687	32.7%
Specialty products	1,865,125	60.2%	1,775,581	67.3%
Total net sales	$3,097,328	100.0%	$2,637,268	100.0%

The following table sets forth gross margin dollars and percentages by product category versus comparable prior periods. Prior year amounts have been reclassified to conform to the current year product mix of structural and specialty products.

	Fiscal 2020	Fiscal 2019
	($ in thousands)
Gross profit $ by category:
Structural products	$158,157	$74,957
Specialty products	319,577	281,958
Total Gross Profit	$477,734	$356,915
Gross margin % by category
Structural products	12.8%	8.7%
Specialty products	17.1%	15.9%
Total gross margin %	15.4%	13.5%

Discussion of Results of Operations

Net sales. Net sales of $3.1 billion in fiscal 2020 increased by 17.4 percent, or $0.5 billion, from fiscal 2019. The sales increase was primarily a result of wood-based commodity price inflation, partially offset by a slight decline in sales volume attributable to supply outages in structural products occurring during the second half of fiscal 2020. The COVID-19 pandemic created unprecedented market conditions on the supply and demand of our products. As the severity of the COVID-19 pandemic initially became apparent, manufacturers ran fewer shifts out of an abundance of caution creating supply bottlenecks. In addition, productivity was negatively impacted by COVID-19 employee illnesses from our supply partners. At the same time, after an initial decline in single family housing starts and repair and remodeling activities, the housing market became more robust during fiscal year 2020 and the growth rate for single family housing starts was 11.5 percent, while housing repair and remodeling activity was estimated to have grown by 3.5 percent. The impact of the reduced supply coupled with increasing demand led to a historically high increase in wood-based commodity prices after the pandemic began. Full year structural product net sales, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, were $1.2 billion and the impact of the record wood-based commodity price inflation occurring in the second half of the year is estimated to have increased net sales by approximately $210 million to $230 million.

Gross profit. Total gross profit for fiscal 2020 was $477.7 million, compared to $356.9 million in fiscal 2019. Gross margin increased to 15.4 percent in fiscal 2020, compared to 13.5 percent in fiscal 2019. Gross margin percentage increased primarily due to wood-based commodity price inflation in our structural product category as we were selling lower costed inventory during a period of rapidly increasing commodity prices. This was largely a result of the extension of lead times during the increase in the second half of the year and tightened supply due to the pandemic, paired with strong demand. Specialty products margins benefited from mix shifts to higher margin categories, paired with pricing strategies focused in key products categories such as engineered wood and millwork products.

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses for fiscal 2020 were $314.2 million, compared to $291.5 million, for fiscal 2019. The increase was primarily due to higher variable incentive compensation of approximately $13.1 million, higher sales commissions of approximately $10.0 million, and increased operational expenses related to higher than anticipated sales volume. Our cost reduction actions taken in the second quarter, focused primarily on labor, realized approximately $10.5 million of savings for the Company, annualized to $13.9 million. These savings were offset by additional payroll and other operating expenses attributable to the additional fiscal week in fiscal 2020.

Depreciation and amortization expense. Depreciation and amortization expense for fiscal 2020 was $28.9 million, compared to $30.2 million, for fiscal 2019, a decrease of $1.3 million. This decrease was primarily due to certain assets becoming fully depreciated during 2020.

Gains from sales of property. Total gains from sales of property in fiscal 2020 were $10.5 million compared to $13.1 million in fiscal 2019, a decrease of 19.5 percent. In fiscal 2020, the majority of our real estate transactions were sale leaseback transactions where we were not allowed to recognize a gain under U.S. GAAP, with the exception of the sale leaseback of our Denver facility. In fiscal 2019, the majority of our real estate transactions were largely typical sale transactions where we were allowed to recognize a gain under U.S. GAAP.

Other operating expenses. Other operating expenses were $6.9 million in fiscal 2020 compared to $17.0 million in fiscal 2019, a decrease of 59.5 percent. The decrease is primarily due to a decrease in spending related to the integration of the Cedar Creek acquisition, partially offset by severance expense incurred in relation to headcount reductions that occurred throughout the period.

Interest expense, net. Interest expense for fiscal 2020 was $47.4 million, compared to $54.2 million for fiscal 2019. The decrease of $6.8 million was largely attributable to a decrease in the bank debt balance of $141.8 million, comprised of decreases in our Term Loan Facility of $103.5 million and Revolving Credit Facility of $38.3 million, respectively, as well as a reduction in the variable LIBOR rate that is a component of the interest rate on our bank debt instruments.

Other expense (income), net. Other expense (income), net was $(0.3) million in fiscal 2020 compared to $2.5 million in fiscal 2019, a decrease of $2.8 million. The decrease was due to expenses related to the lump sum payout offer made in fiscal 2019 to certain eligible retirees in the BlueLinx Hourly Retirement plan instead of receiving their typical payment streams.

Provision for (benefit from) income taxes. Our effective tax rate was 14.9 percent and 18.3 percent for fiscal 2020 and fiscal 2019, respectively. Primary drivers of the decline in our effective tax rate in fiscal 2020 versus fiscal 2019 included the release of valuation allowances associated with state net operating losses and our previously nondeductible interest expense, both of which we believe we will be able to realize based on our positive taxable income for fiscal 2020.

Our effective tax rate for fiscal 2020 was impacted by the effect of the release of our valuation allowance for disallowed interest expense stemming from federal tax reforms, and the CARES Act, the partial release of our valuation allowance for state net operating losses that we anticipate being able to utilize, the tax benefit related to the lapse of statutes of limitations from uncertain tax positions (FIN 48), changes in the state effective tax rate used to value deferred tax assets, and the permanent addback of certain nondeductible expenses including executive compensation and nondeductible meals and entertainment.

Our effective tax rate for fiscal 2019 was impacted by the effect of the valuation allowance for disallowed interest expense stemming from federal tax reforms and certain state net operating losses, the tax benefit related to the lapse of statutes of limitations from uncertain tax positions (FIN 48), changes in the state effective tax rate used to value deferred tax assets, and the permanent addback of certain nondeductible expenses including executive compensation and nondeductible meals and entertainment.

Our effective tax rate moving forward will continue to be subject to fluctuations in quarters throughout the year because of various factors. These factors include the impact of permanent items combined with the timing of discrete items such as equity compensation windfalls and/or shortfalls, which occur as our equity compensation grants become vested throughout the year, any potential releases of our valuation allowance against net operating loss carryforwards, and the annual impact of the expiration of the statute of limitations associated with our uncertain tax positions (FIN 48). The magnitude of the impact to our effective tax rate in any given quarter resulting from the vesting of our equity compensation grants can vary depending in our stock price at the time of vesting. The impact to our effective rate tax rate resulting from the expiration of the statute of limitations associated with our uncertain tax positions (FIN 48) occurred in the fourth quarter of both fiscal 2020 and 2019, the timing of which we expect to continue into future periods.

Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations and availability from our Revolving Credit Facility. We expect that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future, including at least the next twelve months.
Sources and Uses of Cash
Operating Activities
Fiscal 2020 cash flows provided by operating activities totaled $55.0 million. This cash activity was primarily driven by net income of $80.9 million, which included a non-cash gain on sale of property of $10.5 million and changes in working capital components. The changes in working capital components included an increase in cash due to a decrease in inventory of $3.7 million and an increase in accounts payable of $32.8 million and a decrease in cash due to an increase in accounts receivable of $100.8 million.
Fiscal 2019 cash flows used in operating activities totaled $10.3 million. This cash activity was primarily driven by a net loss of $17.7 million, which included a non-cash gain on sale of property of $13.1 million and changes in working capital components. The changes in working capital components included an increase in cash due to a decrease in accounts receivable of $15.6 million and a decrease in cash due to an increase in inventory of $4.0 million and a decrease in accounts payable of $16.8 million.
Investing Activities
During fiscal 2020, our net cash provided by investing activities was $9.2 million, which was substantially driven by cash received from the sale of real estate of $12.8 million, offset by cash paid for investments in equipment of $3.7 million.
During fiscal 2019, our net cash provided by investing activities was $21.1 million, which was substantially driven by cash received from the sale of real estate of $19.9 million, in addition to $6.0 million of cash returned from escrow related to the acquisition of Cedar Creek, offset by cash paid for investments in equipment of $4.8 million.
Financing Activities
Net cash used in financing activities was $75.7 million during fiscal 2020, which primarily reflected repayments on our term loan of $103.5 million and net repayments on our Revolving Credit Facility of $38.3 million, in addition to payments on finance leases of $8.7 million and debt financing costs of $3.4 million, all of which were partially offset by proceeds from real estate financing transactions of $78.3 million.
Net cash used in financing activities was $8.1 million during fiscal 2019, which primarily reflected repayments on our term loan of $32.4 million and net repayments on our Revolving Credit Facility of $6.8 million, in addition to payments on our finance leases of $10.0 million and debt financing costs of $3.6 million, all of which were partially offset by proceeds from real estate financing transactions of $44.9 million.
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

Selected financial information
	January 2, 2021	December 28, 2019
	(In thousands)
Current assets:
Cash	$82	$11,643
Receivables, less allowance for doubtful accounts	293,643	192,872
Inventories, net	342,108	345,806
	$635,833	$550,321

Current liabilities:
Accounts payable	$165,163	$132,348
	$165,163	$132,348

Operating working capital	$470,670	$417,973
Operating working capital increased to $470.7 million as of January 2, 2021, from $418.0 million as of December 28, 2019. The increase in operating working capital is primarily due to an increase in accounts receivable of $100.8 million, offset by a decrease in cash of $11.6 million and an increase in accounts payable of $32.8 million. The increases in accounts receivable and accounts payable are due primarily to wood-based commodity price inflation, which impacted sales dollars and the cost of inventory as reflected in accounts receivable and accounts payable balances.
Debt and Credit Sources
As of January 2, 2021 and December 28, 2019, long-term debt consisted of the following:

	January 2, 2021	December 28, 2019
	(In thousands)
Revolving Credit Facility	$288,247	$326,496
Term Loan Facility	43,204	146,674
Finance lease obligations	273,118	198,011
	604,569	671,181
Unamortized debt issuance costs	(9,010)	(12,555)
	595,559	658,626
Less: current maturities of long-term debt	6,846	8,662
Long-term debt, net of current maturities	$588,713	$649,964

Revolving Credit Facility
In April 2018 we amended and restated our Revolving Credit Facility, which is secured by substantially all of our assets, to provide for a senior secured revolving loan and letter of credit facility of up to $600 million and an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $150 million. If we obtain the full amount of the additional increases in commitments, the Revolving Credit Facility will allow borrowings of up to $750 million. Borrowings under the Revolving Credit Facility are subject to availability under the “Borrowing Base” (as that term is defined in the Revolving Credit Facility). The Borrowing Base is calculated based upon our outstanding accounts receivable, subject to certain adjustments. Letters of credit in an aggregate amount of up to $30 million are also available under the Revolving Credit Facility, which would reduce the amount of the revolving loans available under the facility. The Revolving Credit Agreement provides for interest at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.75 percent to 2.25 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.75 percent to 1.25 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.
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

In January 2020, we amended the Revolving Credit Facility to (i) modify the “Seasonal Period” to run from November 15, 2019, through July 15, 2020, for the calendar year 2019, and to run from December 15 of each calendar year through April 15 of each immediately succeeding calendar year for the calendar year 2020 and thereafter, and (ii) extend the measurement period in the definition of “Cash Dominion Event” from three consecutive business days to five consecutive business days. The amendment better aligns advance rates under the facility with the seasonality associated with our business.

As of January 2, 2021, we had outstanding borrowings of $288.2 million and excess availability of $184.3 million under our Revolving Credit Facility. As of December 28, 2019, we had outstanding borrowings of $326.5 million and excess availability of $80.0 million under our Revolving Credit Facility. Our average effective interest rate under the facility was approximately 3.3 percent and 4.8 percent for the years ended January 2, 2021 and December 28, 2019, respectively.

We were in compliance with all covenants under the Revolving Credit Facility as of January 2, 2021.

Term Loan Facility
In April 2018, we entered into a Credit and Guaranty Agreement with HPS Investment Partners, LLC, and other financial institutions as party thereto. The agreement provides for a Term Loan Facility of $180.0 million secured by substantially all of our assets. Borrowings under the Term Loan Facility may be made as Base Rate Loans or Eurodollar Rate Loans. The Base Rate Loans will bear interest at the rate per annum equal to (i) the greatest of the (a) U.S. prime lending rate published in The Wall Street Journal, (b) the Federal Funds Effective Rate plus 0.50 percent, and (c) the sum of the Adjusted Eurodollar Rate of one month plus 1.00 percent, provided that the Base Rate shall at no time be less than 2.00 percent per annum; and (ii) plus the Applicable Margin, as described below. Eurodollar Rate Loans will bear interest at the rate per annum equal to (i) the ICE Benchmark Administration LIBOR Rate, provided that the Adjusted Eurodollar Rate shall at no time be less than 1.00 percent per annum; plus (ii) the Applicable Margin. The Applicable Margin will be 6.00 percent with respect to Base Rate Loans and 7.00 percent with respect to Eurodollar Rate Loans.
In October 2019, we amended the Term Loan Facility to, among other things, permit real estate sale leaseback transactions. During fiscal 2020, in December 2019, we amended the Term Loan Facility to extend the period for satisfying the designated outstanding principal balance level, and the principal balance level was satisfied on January 31, 2020, through repayments from real estate financing transactions. On February 28, 2020, we further amended our Term Loan Facility to provide that we will not be subject to the facility’s quarterly “Total Net Leverage Ratio” covenant from and after the time, and then for so long as, the principal balance outstanding under the facility is less than $45 million. During the fourth quarter of 2020, we reduced the principal balance outstanding under the Term Loan Facility below $45 million and were no longer subject to this covenant. We do not anticipate future borrowings under the Term Loan Facility and expect to not be subject to the Total Net Leverage ratio covenant in the future.

The Term Loan Facility permits us to enter into real estate sale leaseback transactions with the net proceeds therefrom to be used for repayment of indebtedness under the facility, subject to payment of an applicable prepayment premium. In addition, proceeds from the sale of “Specified Properties” will be used for the repayment of indebtedness under the Term Loan Facility, subject to payment of an applicable prepayment premium, or, under certain circumstances, repayment of indebtedness under our Revolving Credit Facility. Prepayment premiums associated with the repayment of indebtedness were $3.0 million and $0.5 million for fiscal 2020 and 2019, respectively.
We had outstanding borrowings of $43.2 million and $146.7 million under our Term Loan Facility as of January 2, 2021 and December 28, 2019, respectively. Our average interest rate under the facility, exclusive of fees and prepayment premiums, was approximately 8.2 percent and 9.3 percent for the years ended January 2, 2021 and December 28, 2019, respectively.
We were in compliance with all covenants under the Term Loan Facility as of January 2, 2021.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we have completed in recent years. During fiscal 2017 and 2018, we completed real estate financing transactions on six warehouse facilities, during fiscal 2019, we completed real estate financing transactions on two warehouse facilities; and during fiscal 2020, we completed real estate financing transactions on fourteen warehouse facilities. We recognized financing lease assets and obligations as a result of each of these transactions. Our total finance lease commitments, including the properties associated with these transactions, totaled $273.1 million and $198.0 million as of January 2, 2021 and December 28, 2019, respectively. Of the $273.1 million of finance lease commitments as of January 2, 2021, $243.7 million related to real estate and $29.4 million related to equipment. Of the $198.0 million of finance lease commitments as of December 28, 2019, $165.5 million related to real estate and $32.5 million related to equipment.
Investments in Capital Assets
Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets are included in their respective category in the “Property and equipment, at cost” section on our consolidated balance sheet. For fiscal 2020, we invested $3.7 million in cash related to investments in long-lived assets and entered into finance leases totaling $3.8 million, for a total investment of $7.5 million. For fiscal 2019, we invested $4.8 million in cash related to investments in long-lived assets and entered into finance lease agreements totaling $15.0 million, for a total investments of $19.8 million.
Pension Funding Obligations
We were required to make cash contributions of during 2020 and 2021 totaling approximately $0.9 million, relating to our fiscal 2020 funding year pension contributions. We continue to evaluate pension funding obligations and requirements in order to meet our obligations while maintaining flexibility for working capital requirements. See Note 8, Employee Benefits, in the Notes to the Consolidated Financial Statements.
Interest Rates
Our Revolving Credit Facility and our Term Loan Facility include available interest rate options based on LIBOR. It is widely expected that LIBOR will be discontinued after 2021, and the U.S. and other countries are currently working to replace LIBOR with alternative reference rates. The consequences of these development with respect to LIBOR cannot be entirely predicted; however, we do not believe that the discontinuation of LIBOR as a reference rate in our loan agreements will have a material adverse effect on our financial position or materially affect our interest expense.
Off-Balance Sheet Arrangements
As of January 2, 2021, we did not have any material off-balance sheet arrangements.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that our most critical accounting policies and estimates relate to: (1) revenue recognition; (2) goodwill; and (3) income taxes.
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
Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results ultimately may differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.
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
Goodwill
Goodwill is not subject to amortization, and is tested for impairment at least annually. We perform our annual goodwill impairment test as of the first day of our fiscal fourth quarter. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We have identified that we have a single reporting unit and we assign our goodwill to that reporting unit. As of January 2, 2021, our goodwill was $47.8 million.
We also evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization.
Income Taxes
Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings, and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to Note 5, Income Taxes, in the Notes to the Consolidated Financial Statements.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which contained a tax provision that increased the allowable deductible percentage of interest expense from 30 percent to 50 percent. This resulted in the company being able to immediately recognize a $3.9 million benefit in the first quarter of 2020. As a result of our income in 2020, we were able to release the remaining valuation allowance at year end.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carryback years (if permitted), and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. As of January 2, 2021, positive evidence continued to outweigh negative evidence, so no valuation allowance was deemed necessary except to the extent of certain state NOLs. The valuation allowances related to our NOLs approximate $7.3 million. See Note 5, Income Taxes, in the Notes to Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
BlueLinx Holdings Inc. and subsidiaries
Marietta, Georgia

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. and subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 3, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the Realizability of Deferred Tax Assets

As described in Note 5 to the consolidated financial statements, the Company has recognized net deferred tax assets of $62.9 million as of January 2, 2021. The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing the forecasted future taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income from prior carryback years and the availability of tax planning strategies. A valuation allowance to reduce the deferred tax balance is required to be established unless management determines it is more likely than not that the tax benefit associated with the deferred tax asset will be realized. Realization is dependent upon the existence of sufficient future taxable income of an appropriate character within the carryforward periods. The Company's forecasted future taxable income requires significant management judgment.

We identified the assessment of the realizability of deferred tax assets as a critical audit matter. The development of management’s forecasted future taxable income involves significant judgment and assumptions, including the complexities related to the assessment of weighting relevant positive and negative evidence. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the need for specialized knowledge and skill in assessing these elements.

The primary procedures we performed to address this critical audit matter included:
•Evaluating the reasonableness of the assumptions and evidence to support the assumptions used by the Company to develop projections of forecasted future taxable income considering:
(i)    the current and past performance of the Company;
(ii)    the consistency with external market and industry data, and
(iii)    the consistency of the assumptions with evidence obtained in other areas of the audit.
•Utilizing personnel with specialized knowledge and skill to assist in evaluating the Company’s application of the relevant tax regulations to the assumptions used in the determination of forecasted future taxable income.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2015.

Atlanta, Georgia
March 3, 2021

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended January 2, 2021	Fiscal Year Ended December 28, 2019
	(In thousands, except per share data)
Net sales	$3,097,328	$2,637,268
Cost of sales	2,619,594	2,280,353
Gross profit	477,734	356,915
Operating expenses:
Selling, general, and administrative	314,228	291,526
Depreciation and amortization	28,901	30,232
Amortization of deferred gains on real estate	(4,008)	(3,960)
Gains from sales of property	(10,529)	(13,082)
Other operating expenses	6,901	17,045
Total operating expenses	335,493	321,761
Operating income	142,241	35,154
Non-operating expenses (income):
Interest expense, net	47,414	54,218
Other (income) expense, net	(254)	2,544
Income (loss) before provision for (benefit from) income taxes	95,081	(21,608)
Provision for (benefit from) income taxes	14,199	(3,952)
Net income (loss)	$80,882	$(17,656)

Basic income (loss) per share	$8.58	$(1.89)
Diluted income (loss) per share	$8.55	$(1.89)

Comprehensive income (loss):
Net income (loss)	$80,882	$(17,656)
Other comprehensive (loss) income:
Actuarial loss on defined benefit plan, net of tax	(2,202)	(372)
Amortization of unrecognized pension gain, net of tax	788	2,932
Other	(15)	6
Total other comprehensive (loss) income	(1,429)	2,566
Comprehensive income (loss)	$79,453	$(15,090)

See the accompanying Notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	January 2, 2021	December 28, 2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$82	$11,643
Receivables, less allowances of $4,123 and $3,236, respectively	293,643	192,872
Inventories, net	342,108	345,806
Other current assets	32,581	27,718
Total current assets	668,414	578,039

Property and equipment, net	178,712	195,768
Operating lease right-of-use assets	51,142	54,408
Goodwill	47,772	47,772
Intangible assets, net	18,889	26,384
Deferred tax assets	62,899	53,993
Other non-current assets	20,302	15,061
Total assets	$1,048,130	$971,425
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$165,163	$132,348
Accrued compensation	24,751	7,639
Current maturities of long-term debt, net of debt issuance costs of $74 and $74, respectively	1,171	2,176
Finance lease liabilities - short-term	5,675	6,486
Operating lease liabilities - short-term	6,076	7,317
Real estate deferred gains - short-term	4,040	3,935
Other current liabilities	22,156	11,222
Total current liabilities	229,032	171,123
Non-current liabilities:
Long-term debt, net of debt issuance costs of $8,936 and $12,481, respectively	321,270	458,439
Finance lease liabilities - long-term	267,443	191,525
Operating lease liabilities - long-term	44,965	47,091
Real estate deferred gains - long-term	78,009	81,886
Pension benefit obligation	22,684	23,420
Other non-current liabilities	25,635	24,024
Total liabilities	989,038	997,508
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,462,774 and 9,365,768 outstanding on January 2, 2021 and December 28, 2019, respectively	95	94
Additional paid-in capital	266,695	260,974
Accumulated other comprehensive loss	(35,992)	(34,563)
Accumulated stockholders’ deficit	(171,706)	(252,588)
Total stockholders’ equity (deficit)	59,092	(26,083)
Total liabilities and stockholders’ equity (deficit)	$1,048,130	$971,425

See the accompanying Notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit) Total
	Shares	Amount
	(In thousands)
Balance, December 29, 2018	9,294	$92	$258,596	$(37,129)	$(236,222)	$(14,663)
Net loss	—	—	—	—	(17,656)	(17,656)
Adoption of ASC 842, net of tax	—	—	—	—	1,291	1,291
Foreign currency translation, net of tax	—	—	—	6	—	6
Impact of defined pension plan, net of tax	—	—	—	2,560	—	2,560
Vesting of restricted stock units	82	2	—	—	—	2
Compensation related to share-based grants	—	—	2,592	—	—	2,592
Repurchase of shares to satisfy employee tax withholdings	(10)	—	(211)	—	—	(211)
Other	—	—	(3)	—	(1)	(4)
Balance, December 28, 2019	9,366	$94	$260,974	$(34,563)	$(252,588)	$(26,083)
Net income	—	—	—	—	80,882	80,882
Foreign currency translation, net of tax	—	—	—	(6)	—	(6)
Impact of defined pension plan, net of tax	—	—	—	(1,414)	—	(1,414)
Vesting of restricted stock units	127	1	—	—	—	1
Compensation related to share-based grants	—	—	5,992	—	—	5,992
Repurchase of shares to satisfy employee tax withholdings	(30)	—	(271)	—	—	(271)
Other	—	—	—	(9)	—	(9)
Balance, January 2, 2021	9,463	$95	$266,695	$(35,992)	$(171,706)	$59,092

See the accompanying Notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 2, 2021	Fiscal Year Ended December 28, 2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$80,882	$(17,656)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Provision for (benefit from) income taxes	14,199	(3,952)
Depreciation and amortization	28,901	30,232
Amortization of debt issuance costs	3,881	3,323
Gains from sales of property	(10,529)	(13,082)
Pension expense	896	3,011
Share-based compensation	5,992	2,592
Amortization of deferred gain from real estate	(4,008)	(3,960)
Changes in operating assets and liabilities:
Accounts receivable	(100,771)	15,562
Inventories	3,698	(3,955)
Accounts payable	32,815	(16,840)
Prepaid and other current assets	(9,546)	6,282
Pension contributions	(755)	(1,791)
Other assets and liabilities	9,364	(10,070)
Net cash provided by (used in) operating activities	55,019	(10,304)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	6,009
Proceeds from sale of assets	12,849	19,931
Property and equipment investments	(3,689)	(4,791)
Net cash provided by investing activities	9,160	21,149

Cash flows from financing activities:
Borrowings on revolving credit facilities	843,905	649,788
Repayments on revolving credit facilities	(882,155)	(656,596)
Repayments on term loan	(103,470)	(32,426)
Proceeds from real estate financing transactions	78,263	44,914
Debt financing costs	(3,350)	(3,618)
Repurchase of shares to satisfy employee tax withholdings	(271)	(211)
Principal payments on finance lease liabilities	(8,662)	(9,992)
Net cash used in financing activities	(75,740)	(8,141)

Net change in cash	(11,561)	2,704
Cash at beginning of period	11,643	8,939
Cash at end of period	$82	$11,643

Supplemental Cash Flow Information
Net income tax payments during the period	$14,377	$2,991
Interest paid during the period	$43,502	$47,321
Noncash transactions:
Additions of real property under finance leases	$3,833	$15,041

See the accompanying Notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
BlueLinx is a leading U.S. wholesale distributor of residential and commercial building products with both branded and private-label SKUs across product categories such as lumber, panels, engineered wood, siding, millwork, metal building products, and other construction materials. With a strong market position, broad geographic coverage footprint servicing 40 states, and the strength of a locally focused sales force, we distribute our comprehensive range of products to over 15,000 national, regional, and local dealers, specialty distributors, national home centers, and manufactured housing customers. BlueLinx is able to provide a wide range of value added services and solutions to our customers and suppliers. Our Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated. On April 13, 2018, we completed the acquisition of Cedar Creek Holdings, Inc. (“Cedar Creek”). Results for Cedar Creek are included in the consolidated financial information presented herein.
We operate on a 5-4-4 fiscal calendar. Our fiscal year ends on the Saturday closest to December 31 of that fiscal year and may comprise 53 weeks in certain years. Our 2020 fiscal year contained 53 weeks and ended on January 2, 2021. Fiscal 2019 contained 52 weeks and ended on December 28, 2019.
Reclassification of Prior Period Presentation
We have reclassified certain costs within the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 28, 2019 from selling, general, and administrative to amortization of deferred gains on real estate and other operating expenses. These costs primarily relate to the amortization of gains from prior real estate sales and the integration of the acquisition of Cedar Creek, respectively.
Additionally, an adjustment has been made to the Consolidated Statements of Cash Flows for the year ended December 28, 2019 to include outstanding payments as part of the change in accounts payable within cash flows from operating activities. In previous periods this change was included within cash flows from financing activities.
Use of Estimates
Our financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates based on assumptions about current, and for some estimates, future economic and market conditions, which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. Some of our estimates may be affected by the ongoing novel coronavirus (“COVID-19”) pandemic. The severity, magnitude, and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing, and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19.
Recent Accounting Standards - Recently Issued
Income Taxes. In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in this standard are effective for interim periods and fiscal years beginning after December 15, 2020. Early adoption is permitted. We have assessed the impact of the new guidance, and determined it will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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
Recent Accounting Standards - Recently Adopted
Defined Benefit Pension Plan. In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement-Benefits-Defined Benefit Plans-General (Subtopic 715-20).” The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing six previously required disclosures and adding two. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. We adopted this standard effective for fiscal year 2020. The adoption of the standard did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, “Fair Value (“FV”) Measurement (Topic 820).” In addition to making certain modifications, the standard removes the requirements to disclose: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the FV hierarchy; (ii) the policy for timing transfers between levels; and (iii) the valuation process for Level 3 FV measurements. The standard will require public entities to disclose: (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 FV measurements held at the end of the reporting period; and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 FV measurements. The additional disclosure requirements should be applied prospectively for the most recent interim or annual period presented in the fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. We adopted this standard effective December 29, 2019, the first day of our 2020 fiscal year. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
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
Leases. In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Topic 842 establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a corresponding lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of income in a manner similar to previous accounting guidance. Lessor accounting under the new standard is substantially unchanged. We adopted this standard, and all related amendments thereto, effective December 30, 2018, the first day of our 2019 fiscal year, using a prospective approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. The adoption of Topic 842 had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated statements of operations and comprehensive income (loss). There also was no impact to our debt covenant calculations. The most significant impact was the recognition of right-of-use assets and corresponding lease liabilities of $57.5 million on the consolidated balance sheet. Additionally, $1.7 million of deferred gains associated with sale-leaseback transactions was recorded as a cumulative-effect adjustment to accumulated deficit. See Note 12, Lease Commitments, for additional disclosures regarding our lease commitments.
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
Leases

We are the lessee in a lease contract when we obtain the right to control an asset associated with a particular lease. For operating leases, we record a right-of-use ("ROU") asset that represents our right to use an underlying asset for the lease term, and a corresponding lease liability that represents our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Financing ROU assets associated with finance leases are included in property and equipment. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of operations. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component. See Note 12, Lease Commitments, for further discussion.

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
Shipping and Handling

Outbound shipping and handling costs included in “Selling, general, and administrative” expenses were $151.2 million and $150.4 million for fiscal 2020 and fiscal 2019, respectively. Shipping and handling costs include amounts related to the administration of our logistical infrastructure, handling of material in our warehouses, and amounts pertaining to the delivery of products to our customers, such as fuel and maintenance costs for our mobile fleet, wages for our drivers, and third party freight charges.
Property and Equipment

Property and equipment are recorded at cost. Lease obligations for which we assume or retain substantially all the property rights and risks of ownership are capitalized. Amortization of assets recorded under finance leases is included in “Depreciation and amortization” expense. Replacements of major units of property are capitalized and the replaced properties are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred.
Depreciation is computed using the straight-line method over the estimated useful lives of the related assets included in the table below. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income.
Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	General Range of Estimated Useful Lives in Years	January 2, 2021	December 28, 2019
		(In thousands)
Land and land improvements	7 - 15(1)	$18,808	$21,409
Buildings	15 - 33	165,541	167,249
Machinery and equipment	3 - 7	113,364	117,682
Construction in progress		2,222	1,727
		299,935	308,067
Accumulated depreciation		(121,223)	(112,299)
Property and equipment, net		$178,712	$195,768
(1) The range of estimated useful lives for the “Land and land improvements” asset class applies only to land improvements.

Income Taxes

We account for deferred income taxes using the liability method. Accordingly, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. All deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheet. A valuation allowance is recorded to reduce deferred tax assets when necessary. For additional information about our income taxes, see Note 5, Income Taxes.

Insurance and Self-Insurance

For fiscal 2020 and 2019, the Company was insured for its non-union and certain unionized employee health benefits. Health benefits for some unionized employees for fiscal 2020 and 2019 were paid directly to a union trust, depending upon the union-negotiated benefit arrangement.
For fiscal 2020 and 2019, the Company was self-insured, up to certain limits, for workers’ compensation losses, general liability, and automotive liability losses, all subject to varying “per occurrence” retentions or deductible limits. The Company provides for estimated costs to settle both known claims and claims incurred but not yet reported by making periodic prepayments, considering our retention and stop loss limits. Liabilities of the Company associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to us, as well as industry-wide loss experience and other actuarial assumptions. We determine our insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities, and in the case of workers’ compensation, a significant period of time elapses before the ultimate resolution of claims, differences between actual future events, and prior estimates and assumptions could result in adjustments to these liabilities. The Company has deposits on hand with certain third-party insurance administrators and insurance carriers to cover its obligation for future payment of claims. These deposits are recorded in other current and non-current assets in our consolidated balance sheets.
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

	Fiscal Year Ended
	January 2, 2021	December 28, 2019
	(In thousands)
Structural products	$1,232,203	$861,687
Specialty products	1,865,125	1,775,581
Total net sales	$3,097,328	$2,637,268

The following table presents our revenues disaggregated by sales channel. Warehouse sales are delivered from our warehouses to our customers. Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned products to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel requires the lowest amount of committed capital and fixed costs. In addition, from time to time, we may also make changes to certain intercompany allocations amongst sales channels. Sales and usage-based taxes are excluded from revenues.

	Fiscal Year Ended
	January 2, 2021	December 28, 2019
	(In thousands)
Warehouse and reload	$2,617,850	$2,206,260
Direct	525,650	470,786
Cash discounts and rebates	(46,172)	(39,778)
Total net sales	$3,097,328	$2,637,268

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general, and administrative expense.

We have made an accounting policy election to treat outbound shipping and handling activities as an expense.
3. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek in 2018, we acquired certain intangible assets. As of January 2, 2021, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
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
Goodwill is not subject to amortization, but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment as the first day of our fourth quarter, which was September 27, 2020 for fiscal 2020. We performed a quantitative analysis of our goodwill using a combined discounted cash flow and guideline public company approach. Based on management’s assessment, no impairment was indicated.
In addition, we will evaluate the carrying value of goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. No such indicators were present in fiscal 2020 and fiscal 2019.
Definite-Lived Intangible Assets
At January 2, 2021, in connection with the acquisition of Cedar Creek, we had definite-lived intangible assets that related to customer relationships, noncompete agreements, and trade names.

The gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets at January 2, 2021 were as follows:

	Weighted Average Remaining Useful Lives	Gross Carrying Amounts	Accumulated Amortization	(1)	Net Carrying Amounts
		(In thousands)
Customer relationships	9	$25,500	$(9,926)		$15,574
Noncompete agreements	1	8,254	(5,595)		2,659
Trade names	1	6,826	(6,170)		656
Total		$40,580	$(21,691)		$18,889

(1) Intangible assets except customer relationships are amortized on straight line basis. Customer relationships are amortized on a double declining balance method.
The gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets at December 28, 2019 were as follows:

	Weighted Average Remaining Useful Lives	Gross Carrying Amounts	Accumulated Amortization	(1)	Net Carrying Amounts
		(In thousands)
Customer relationships	10	$25,500	$(6,770)		$18,730
Noncompete agreements	2	8,254	(3,532)		4,722
Trade names	1	6,826	(3,894)		2,932
Total		$40,580	$(14,196)		$26,384
(1) Intangible assets except customer relationships are amortized on straight line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
Amortization expense for the definite-lived intangible assets was $7.5 million and $8.1 million for the years ended January 2, 2021, and December 28, 2019, respectively.
Estimated annual amortization expense for definite-lived intangible assets over the next five fiscal years is as follows:

Fiscal Year Ended	Estimated Amortization
(In thousands)
2021	$5,321
2022	2,763
2023	1,807
2024	1,505
2025	1,423

4. Assets Held for Sale and Net Gain on Disposition
As of January 2, 2021, two properties were designated as “held for sale,” and, as of December 28, 2019, three properties had been designated as “held for sale.” As of January 2, 2021, and December 28, 2019, the net book value of total assets “held for sale” was $1.3 million and $1.1 million, respectively, and was included in “Other current assets” in our Consolidated Balance Sheets. Properties held for sale as of January 2, 2021 consisted of two former distribution facilities located in Midfield, Alabama, and Houston, Texas. We plan to sell these properties within the next 12 months. At the time of designation, we ceased recognizing depreciation expense on these assets. We continue to actively market all properties that are designated as “held for sale.” During the year ended January 2, 2021, we removed our Grand Rapids facility from “held for sale” as we decided to restart operations at this facility.

During the year ended January 2, 2021, we sold one non-operating distribution facility previously designated as “held for sale,” as well as certain equipment. We recognized a gain of $1.3 million in the Consolidated Statements of Operations as a result of this sale.
5. Income Taxes
In fiscal 2020, our total statutory rate was 25.8 percent which was comprised of the federal statutory income tax rate of 21.0 percent and our blended state statutory rate of 4.8 percent. In fiscal 2019, our total statutory rate was 27.3 percent which was comprised of the federal statutory income tax rate of 21.0 percent and our blended state statutory rate of 6.3 percent. Our blended state rate is impacted by our federal income taxes and, as a result, may differ from year to year based on our federal taxable income. Our effective tax rate is impacted by the effects of permanent differences and discrete (one-time) items occurring throughout our fiscal year.

For fiscal 2020 and fiscal 2019, our effective tax was 14.9 percent and 18.3 percent, respectively.

	Fiscal Year Ended January 2, 2021	Fiscal Year Ended December 28, 2019
	(In thousands)
Income (loss) before provision for (benefit from) income taxes	$95,081	$(21,608)

Federal income taxes:
Current	$19,673	$35
Deferred	(9,038)	(3,202)
State income taxes:
Current	2,946	(403)
Deferred	618	(382)
Provision for (benefit from) income taxes	$14,199	$(3,952)

Effective tax rate	14.9%	18.3%

Our provision for (benefit from) income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year Ended January 2, 2021	Fiscal Year Ended December 28, 2019
	(In thousands)
Federal income taxes (benefit) computed at the federal statutory tax rate	$19,967	$(4,538)
State income taxes (benefit), net of federal benefit	4,636	(1,752)
Valuation allowance change arising from state net operating losses	(4,101)	(550)
Valuation allowance change arising from interest deduction limitation	(4,806)	4,806
Uncertain tax positions	(1,879)	(1,514)
Permanent differences arising from compensation	500	67
Other	(118)	(471)
Provision for (benefit from) income taxes	$14,199	$(3,952)

In accordance with the intraperiod tax allocation provisions of U.S. GAAP, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax expense or benefit that should be allocated between continuing operations and other comprehensive income. In fiscal year 2020, there is tax expense allocated to the income from continuing operations and tax benefit allocated to the income from other comprehensive income. In fiscal year 2019, there is a tax benefit allocated to the loss from continuing operations and tax expense allocated to the income from other comprehensive income. While the income tax provision from continuing operations is reported in our Consolidated Statements of Operations and Comprehensive Income (Loss), the income tax (benefit) or expense on other comprehensive income or (loss) is recorded directly to accumulated other comprehensive loss, which is a component of stockholders’ equity (deficit).

Our financial statements contain certain deferred tax assets which primarily resulted from tax benefits associated with the loss before income taxes in prior years, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves, pension obligations, and differences between book and tax depreciation and amortization. We record a valuation allowance against our net deferred tax assets when we determine that, based on the weight of available evidence, it is more likely than not that our net deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences can be carried under tax law. For fiscal 2020 and fiscal 2019, the components of our net deferred income tax assets are as follows:

	January 2, 2021	December 28, 2019
	(In thousands)
Deferred income tax assets:
Inventory reserves	$2,896	$2,525
Compensation-related accruals	6,524	3,523
Accounts receivable	704	628
Interest expense limitation	—	4,767
Property and equipment	50,117	32,080
Operating lease liability	13,266	13,820
Pension	7,374	7,594
Benefit from NOL carryovers	8,010	25,731
Other	585	689
Total gross deferred income tax assets	89,476	91,357
Less: valuation allowances	(7,287)	(16,194)
Total net deferred income tax assets	$82,189	$75,163

Deferred income tax liabilities:
Intangible assets	$(5,688)	$(7,107)
Operating lease asset	(12,848)	(13,820)
Other	(754)	(243)
Total deferred income tax liabilities	(19,290)	(21,170)
Deferred income tax asset, net	$62,899	$53,993

The change in valuation allowance noted above is exclusive of items that do not impact income from continuing operations, but are reflected in the change in deferred income tax assets and liabilities in the Consolidated Balance Sheets as disclosed in the components of net deferred income tax assets. Activity in our deferred tax asset valuation allowance for fiscal 2020 and 2019 was as follows:

	January 2, 2021	December 28, 2019
	(In thousands)
Balance as of beginning of the fiscal year	$16,194	$12,348
Valuation allowance provided for taxes related to:
State net operating loss carryforwards	(4,101)	(960)
Disallowed interest limitation under the Tax Act and CARES	(4,806)	4,806
Balance as of end of the fiscal year	$7,287	$16,194

We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. These balances are included in other noncurrent liabilities in our Consolidated Balance Sheets.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	January 2, 2021	December 28, 2019
	($ in thousands)
Balance at beginning of the fiscal year	$4,245	$5,843
Reductions due to lapse of applicable statute of limitations	(1,983)	(1,598)
Balance at end of the fiscal year	$2,262	$4,245

Included in the unrecognized tax benefits as of January 2, 2021 and December 28, 2019, were $2.1 million and $4.0 million, respectively of tax benefits that, if recognized, would reduce our annual effective tax rate for fiscal 2020 and 2019. No penalties were accrued for either 2020 or 2019. We believe that it is reasonably possible that approximately $0.7 million of our remaining unrecognized tax benefit may be recognized by the end of fiscal 2021 as a result of a lapse of statute of limitations related to our uncertain tax positions.

Impacts of the Tax Act and CARES

In December of 2017, the U.S. enacted comprehensive tax legislation under the Tax Cuts and Jobs Act, (“The Tax Act”), which made broad and complex changes to the tax code. During fiscal 2019, we recorded a valuation allowance of $4.8 million primarily related to interest disallowed for deduction related to changes included in the Tax Act. In March of 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (“CARES” Act). CARES included a provision which raised the level of deductibility for previously disallowed interest which had been enacted under the Tax Act. During fiscal 2020, because of the provision included in CARES, we benefited from the release of the $4.8 million in valuation allowance which we had recorded in during fiscal 2019 under the provisions of the Tax Act.

Net Operating Losses

At the end of fiscal 2019, our federal net operating losses were $80.6 million. Based on our taxable income for fiscal 2020, we have fully utilized all our previously remaining federal net operating losses and have none remaining.

At the end of fiscal 2020, our gross state net operating loss carryovers are $162.6 million and our net state NOL carryovers are $8.0 million, of which $7.3 million is subject to a valuation allowance and could be limited under Internal Revenue Code (“IRC”) Section 382. Our state net operating loss carryovers will expire in 1 to 20 years. For fiscal 2020, we reversed $4.1 million in valuation allowance against our state net operating losses. Based on our taxable income for 2020 in the states where we have net operating loss carryforwards, we believe we will be able to utilize the state net operating losses that were previously reserved by this valuation allowance. We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2017 through 2020 tax years generally remain subject to examination by federal and most state and foreign tax authorities.

Although we believe our estimates are reasonable in the carrying value of our valuation allowances against our deferred tax items, the ultimate determination of the appropriate amounts of valuation allowance involves significant judgement.

Assessing our Deferred Tax Assets

Quarterly, we assess the carrying value of our deferred tax assets for impairment by evaluating the weight of available evidence at the end of each fiscal quarter. In our evaluation of the weight of available evidence at the end of fiscal 2020, we considered the recent reported income in the current year, as well as the reported losses for 2019 and 2018, which resulted in a three-year cumulative income situation as positive evidence which carried substantial weight. While this was substantial, it was not the only evidence we evaluated. We also considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence. The evidence considered included:

•future reversals of existing taxable temporary differences;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•taxable income in prior carryback years, if carryback is permitted under the tax law; and
•tax planning strategies.

In addition to the positive evidence discussed above, we considered as positive evidence forecasted future taxable income, the detail scheduling of timing of the reversal of our deferred tax assets and liabilities, and the evidence from business and tax planning strategies. At the end of fiscal 2020 and 2019, in our evaluation of the weight of available evidence, we concluded that our deferred tax assets were not impaired.

6. Long-Term Debt
As of January 2, 2021, and December 28, 2019, long-term debt consisted of the following:

	January 2, 2021	December 28, 2019
	(In thousands)
Revolving Credit Facility (1)	$288,247	$326,496
Term Loan Facility (2)	43,204	146,674
Finance lease obligations (3)	273,118	198,011
	604,569	671,181
Unamortized debt issuance costs	(9,010)	(12,555)
	595,559	658,626
Less: current maturities of long-term debt	6,846	8,662
Long-term debt, net of current maturities	$588,713	$649,964

(1) The average effective interest rate was 3.3 percent and 4.8 percent for the years ended January 2, 2021 and December 28, 2019, respectively.
(2) The average interest rate, exclusive of fees and prepayment penalties, was 8.2 percent and 9.3 percent for the years ended January 2, 2021 and December 28, 2019, respectively.
(3) Refer to Note 12, Lease Commitments, for interest rates associated with finance lease obligations.

Revolving Credit Facility
In April 2018, we entered into an Amended and Restated Credit Agreement, with certain of our subsidiaries as borrowers (together with us, the “Borrowers”) or guarantors thereunder, Wells Fargo Bank, National Association, in its capacity as administrative agent (“Wells Fargo”), and certain other financial institutions party thereto. The Amended and Restated Credit Agreement was further amended in January 2020 to provide that (i) the “Seasonal Period” run from November 15, 2019, through July 15, 2020, for the calendar year 2019, and from December 15 of each calendar year through April 15 of each immediately succeeding calendar year for the calendar year 2020 and thereafter, and (ii) the measurement period in the definition of “Cash Dominion Event” will be five consecutive business days instead of three consecutive business days (as amended, the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a senior secured asset-based revolving loan and letter of credit facility (the “Revolving Credit Facility”) of up to $600 million and an uncommitted accordion feature that permits the Borrowers, with consent of the lenders, to increase the facility by an aggregate additional principal amount of up to $150 million, which will allow borrowings of up to $750 million under the Revolving Credit Facility. Letters of credit in an aggregate amount of up to $30 million are also available under the Revolving Credit Agreement, which would reduce the amount of the revolving loans available under the Revolving Credit Facility. The maturity date of the Revolving Credit Agreement is October 10, 2022. The Borrowers’ obligations under the Revolving Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items.
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
The Revolving Credit Agreement provides for interest on the loans at a rate per annum equal to (i) the London Inter-bank Offered Rate (“LIBOR”) plus a margin ranging from 1.75 percent to 2.25 percent, with the amount of such margin determined based upon the average of the Borrowers’ excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.75 percent to 1.25 percent, with the amount of such margin determined based upon the average of the Borrowers’ excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on the base rate.
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
As of January 2, 2021, we had outstanding borrowings of $288.2 million and excess availability of $184.3 million under our Revolving Credit Facility. As of December 28, 2019, we had outstanding borrowings of $326.5 million and excess availability of $80.0 million under our Revolving Credit Facility. Our average effective interest rate under the facility was approximately 3.3 percent and 4.8 percent for the years ended January 2, 2021 and December 28, 2019, respectively.
We were in compliance with all covenants under the Revolving Credit Agreement as of January 2, 2021.
Term Loan Facility
In April 2018, in connection with the acquisition of Cedar Creek, we entered into a Credit and Guaranty Agreement by and among the Company, as borrower, certain of our subsidiaries, as guarantors, HPS Investment Partners, LLC, as administrative agent and collateral agent (“HPS”) and certain other financial institutions as parties thereto. In October 2019, the Credit and Guaranty Agreement was amended to, among other things, permit real estate sale leaseback transactions. The Credit and Guaranty Agreement was further amended in fiscal January 2020, and February 2020 (as amended, the “Term Loan Agreement”). The Term Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of $180 million (the “Term Loan Facility”). The maturity date of the Term Loan Agreement is October 13, 2023. The proceeds from the Term Loan Facility were used to fund a portion of the cash consideration payable in connection with the acquisition of Cedar Creek and to fund transaction costs in connection with the acquisition and the Term Loan Facility.
The January 2020 amendment extended the period for satisfying the designated outstanding principal balance level required to maintain the modified “Total Net Leverage Ratio” covenant levels for the 2019 fourth and subsequent quarters under the Term Loan Facility. The principal balance level was satisfied on January 31, 2020, through repayments from the real estate financing transactions described in Note 12, Lease Commitments. On February 28, 2020, we further amended our Term Loan Facility to provide that we will not be subject to the facility’s quarterly “Total Net Leverage Ratio” covenant from and after the time, and then for so long as, the principal balance level under the facility is less than $45 million. The Term Loan Facility balance fell below $45 million during October 2020 and remained below that amount for the remainder of fiscal 2020; we were no longer subject to the quarterly “Total Net Leverage Ratio” covenant starting for the fourth quarter of 2020.
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
The Term Loan Agreement requires monthly interest payments, and quarterly principal payments of $311,190, in arrears. The Term Loan Agreement also requires certain mandatory prepayments of outstanding loans, subject to certain exceptions, including prepayments commencing with the fiscal year ending December 28, 2019, based on a percentage of excess cash flow (as defined in the Term Loan Agreement for such fiscal year). The remaining balance is due on the loan maturity date of October 13, 2023.
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
We had outstanding borrowings of $43.2 million and $146.7 million under our Term Loan Facility as of January 2, 2021 and December 28, 2019, respectively. Our average interest under the facility, exclusive of fees and prepayment premiums, was approximately 8.2 percent and 9.3 percent for the years ended January 2, 2021 and December 28, 2019, respectively.
We were in compliance with all covenants under the Term Loan Facility as of January 2, 2021.
Our remaining scheduled principal payments of the Term Loan through 2023 as of January 2, 2021, is as follows:

Fiscal Year Ended	Remaining principal payments
($ in thousands)
2021	$1,245
2022	1,245
2023	40,714
Finance Lease Obligations
Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 12, Lease Commitments.
7. Fair Value Measurements
We determine a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability, in accordance with ASC 820 - Fair Value Measurement. The fair value measurement guidance established a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).
Fair value measurements for defined benefit pension plan
The fair value hierarchy discussed above not only is applicable to assets and liabilities that are included in our consolidated balance sheets, but also is applied to certain other assets that indirectly impact our consolidated financial statements. For example, we sponsor and contribute to a single-employer defined benefit pension plan (see Note 8, Employee Benefits). Assets contributed by us become the property of the pension plan. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts our future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. The Company uses the fair value hierarchy to measure the fair value of assets held by our pension plan. We believe the pension plan asset fair value valuation to comprise Level 2 in the fair value hierarchy. Level 2 assets held in the pension plan under U.S. GAAP consist of collective investment trust assets.
Fair value measurements for financial instruments
Carrying amounts for our financial instruments are not significantly different from their fair value.
8. Employee Benefits
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

The following tables set forth the change in projected benefit obligation and the change in plan assets for the pension plan:

	January 2, 2021	December 28, 2019
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$107,026	$107,909
Service cost	—	190
Interest cost	2,892	3,730
Actuarial loss	9,813	11,156
Curtailment gain	—	(349)
Benefits paid	(5,904)	(15,610)
Projected benefit obligation at end of period	$113,827	$107,026
Change in plan assets:
Fair value of assets at beginning of period	$83,606	$81,241
Actual return on plan assets	11,948	15,464
Employer contributions	1,493	2,511
Benefits paid	(5,904)	(15,610)
Fair value of assets at end of period	91,143	83,606
Net unfunded status of plan	$(22,684)	$(23,420)

The accumulated benefit obligation for the pension plan was $113.8 million and $107.0 million at January 2, 2021, and December 28, 2019, respectively. We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to AOCI, net of tax. On January 2, 2021, we measured the fair value of our plan assets and benefit obligations. As of January 2, 2021, and December 28, 2019, the net unfunded status of our benefit plan was $22.7 million and $23.4 million, respectively.
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
The net adjustment to other comprehensive income (loss) for fiscal 2020 and fiscal 2019, was a $1.4 million loss and a $2.6 million gain, respectively. The adjustments are primarily due to the actuarial loss in fiscal 2020 and the amortization of the unrecognized pension gain in 2019.
The decrease in the unfunded obligation for the fiscal year was approximately $0.7 million and was primarily comprised of $9.8 million of actuarial losses, $11.9 million of investment gains, $1.5 million of pension contributions (comprised of cash contributions and lease payments for the properties contributed to the pension plan in 2013), and a charge of $2.9 million due to current year interest cost. The net periodic pension credit was $0.9 million in fiscal 2020 compared to $0.1 million in fiscal 2019, driven primarily by a reduction in the interest cost on the projected benefit obligation. The most significant change in the obligation was due to the decline in benefits paid from 2019 to 2020 resulting from the lump sum payout made to qualifying participants during 2019.

The unfunded status recorded as Pension Benefit Obligation on our Consolidated Balance Sheets for the pension plan is set forth in the following table, along with the unrecognized actuarial loss, which is presented as part of Accumulated Other Comprehensive Loss:

	January 2, 2021	December 28, 2019
	(In thousands)
Unfunded Status	$(22,684)	$(23,420)
Unrecognized actuarial loss	32,921	31,221
Net amount recognized	$10,237	$7,801
Amounts recognized on the balance sheet consist of:
Accrued pension liability	$(22,684)	$(23,420)
Accumulated other comprehensive loss (pre-tax)	32,921	31,221
Net amount recognized	$10,237	$7,801

The net periodic pension credit for the pension plan included the following:

	Fiscal Year Ended January 2, 2021	Fiscal Year Ended December 28, 2019
	(In thousands)
Service cost	$—	$190
Interest cost on projected benefit obligation	2,892	3,730
Expected return on plan assets	(4,840)	(5,162)
Amortization of unrecognized loss	1,052	1,158
Net periodic pension credit for the pension plan	$(896)	$(84)

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	January 2, 2021	December 28, 2019
Projected benefit obligation:
Discount rate	2.51%	3.21%
Average rate of increase in future compensation levels	N/A	N/A
Net periodic pension:
Discount rate	2.79%	3.20%
Average rate of increase in future compensation levels	N/A	Graded 5.5-2.5%
Expected long-term rate of return on plan assets	6.00%	6.00%
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
The discount rate. We utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve of high-quality corporate bonds used in determination of the benefit obligation to the relevant projected cash flows. We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.
Mortality rates. The valuations and assumptions reflect adoption of the Society of Actuaries updated RP-2014 mortality tables, with a “blue collar employee” adjustment for non-annuitants and a BlueLinx custom adjustment projected from 2015 for annuitants. Additionally, we use the most current generational projection scales, which were MP-2020 as of January 2, 2021, and MP-2019 as of December 28, 2019.
Plan Assets and Long-Term Rate of Return
Fiscal 2020
We base the asset return assumption on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The allocation of the plan’s assets impacts our expected return on plan assets. The expected return on plan assets is based on a targeted allocation consisting of return-seeking securities (including public equity, real assets, and diversified credit investment strategies), liability-matching securities (fixed income), and cash and cash equivalents. Our net benefit cost increases as the expected return on plan assets decreases. We believe that our actual long-term asset allocations on average will approximate our targeted allocation. Our targeted allocation is driven by our investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For fiscal 2020, we used a 6.00% expected rate of return on plan assets.
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
The current targets, adjusted to exclude non-GAAP BlueLinx real-estate holdings, and actual investment allocation, by asset category as of January 2, 2021, consisted of the following:

Type	Current Target Allocation	Actual Allocation, January 2, 2021
Return-seeking securities	70%	71%
Liability-matching securities	28%	26%
Cash and cash equivalents	2%	3%
Total	100%	100%
The following table sets forth by level, within the fair value hierarchy (as defined in Note 7, Fair Value Measurements), pension plan assets at their fair values as of January 2, 2021:

Type	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total
	(In thousands)
Return-seeking securities
Collective investment trust(1)	$—	$64,870	$—	$64,870
Liabilities-matching securities:
Collective investment trust(2)	—	23,905	—	23,905
Cash and cash equivalents	2,371	—	—	2,371
Total	$2,371	$88,775	$—	$91,146
(1) This category is comprised of a collective investment trust of equity funds that track the MCSI World Index, and a collective investment trust that holds publicly traded listed infrastructure securities.
(2) This category consists of a collective investment trust investing in Treasury STRIPS.

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
•Achieving a target investment return
We believe that there are no significant concentrations of risk within our plan assets as of January 2, 2021. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA.
Fiscal 2019

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 28, 2019:

Type	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total
	(In thousands)
Return-seeking securities
Collective investment trust(1)	$—	$57,966	$—	$57,966
Liabilities-matching securities:
Collective investment trust(2)	—	24,801	—	24,801
Cash and cash equivalents	888	—	—	888
Total:	$888	$82,767	$—	$83,655
(1) This category is comprised of a collective investment trust of equity funds that track the MCSI World Index, and a collective investment trust that holds publicly traded listed infrastructure securities.
(2) This category consists of a collective investment trust investing in Treasury STRIPS.

 Pension Plan Cash Flows

Our estimated normal future benefit payments to pension plan participants are as follows:

Fiscal Year Ended	(In thousands)
2021	$6,798
2022	6,577
2023	6,629
2024	6,635
2025	6,644
Thereafter	32,135

We fund the pension plan liability in accordance with the limits imposed by ERISA, federal income tax laws, and the funding requirements of the Pension Protection Act of 2006 (“Pension Act”). We are required to make cash contributions to the pension plan totaling approximately $0.3 million for fiscal funding year 2021.

Multiemployer Pension Plans
We are involved in various multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with certain collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, we are generally responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Act, which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions, and the utilization of extended amortization provisions. A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to: an increase in our contribution rate to the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees.
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
The following table lists our participation in our multiemployer plans which we deem significant. “Contributions” represent the amounts contributed to the plan during the fiscal years presented:

					Contributions (In millions)
Pension Fund:	EIN/Pension Plan Number	Pension Act Zone Status	FIP/RP Status	Surcharge	2020	2019
Central States, Southeast and Southwest Areas Pension Fund	366044243	Critical and Declining (January 1, 2020)	RP	No	$0.3	$0.3
Total					$0.3	$0.3

Our contributions to this plan are approximately 0.10 percent of total contributions, which is less than the required disclosure threshold of 5 percent of total plan contributions. However, this plan is deemed significant for disclosure as it is severely underfunded. Our current CBA that requires contributions to the plan expires on December 31, 2022. In May 2020, we received a demand letter for payment resulting from our partial withdrawal in 2018 from the Central States Plan and started making payments in June 2020. These payments are payable monthly for a period of 20 years. Our liability for the remainder of these payments was $8.0 million as of January 2, 2021. We may, in the future, record an additional liability if required by an event of our complete withdrawal from the plan or a mass withdrawal. Our most recent contingent withdrawal liability was estimated at approximately $60.7 million, for a complete withdrawal occurring in 2021. In the case of a complete withdrawal or a mass withdrawal, the Central States Plan could demand yearly payments of approximately $1.0 million, which do not include payments for the partial withdrawal of approximately $0.6 million annually. In a complete withdrawal, the payments would not amortize the liability fully; however, payments for a complete withdrawal are limited to a 20-year period. In the case of a mass withdrawal, the liability would not amortize fully under current government regulations, and payments would continue indefinitely.

Defined Contribution Plans
Our employees also participate in two defined contribution plans: the BlueLinx Corporation Hourly Savings Plan covering hourly employees, and the BlueLinx Corporation Salaried Savings Plan covering salaried employees. Discretionary contributions to the plans are based on employee contributions and compensation, and, in certain cases, participants in the hourly savings plan also receive employer contributions based on union negotiated match amounts. Employer contributions to the hourly savings plan for both fiscal 2019 and 2020 were $0.7 million.
Employer contributions totaling $1.8 million for the salaried savings plan for fiscal 2020 have been deferred until the first quarter of 2021. Employer contributions to the salaried savings plan for fiscal 2019 of $1.7 million were deferred and paid in the third quarter of fiscal 2020.

9. Share-Based Compensation
We have three stock-based compensation plans covering officers, directors, certain employees, and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”), the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), and the 2016 Amended and Restated Long-Term Incentive Plan (the “2016 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby the participants develop a further sense of proprietorship and personal involvement in our development and financial success, thereby advancing the interests of the Company and its stockholders. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants upon the exercise of options or upon the vesting of restricted stock, restricted stock units, or performance shares, out of the total amount of common shares applicable for issuance or vesting under the aforementioned plans. Shares are available for new issuance only under the 2016 Plan. The 2004 and 2006 Plans have no shares remaining for issuance. Remaining 2006 Plan shares are outstanding only for the vesting of outstanding equity awards.
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
Restricted Stock Units
During fiscal 2020 and in prior years, the Board of Directors was granted restricted stock units with a one-year vesting period, although a pro-rated portion may vest prior to the one-year period, with the remainder forfeited, if a Director chooses not to stand for re-election before the one-year vesting period has elapsed. All vested director grants settle at the earlier of ten years from the vesting date or retirement from the Board of Directors. These awards are time-based and are not based upon attainment of performance goals.
During fiscal 2019 and 2020, the Board of Directors granted restricted stock units to certain of our employees and executive officers. Certain of the restricted stock units granted in fiscal 2019 and 2020 vest in equal annual increments over the three years after the date of grant. Of the remaining restricted stock units granted in fiscal 2019 certain of the awards vest on the third anniversary of the date of grant if certain performance conditions are met prior to the vesting date, and the remaining restricted stock units granted in fiscal 2019 vest at the end of the Company’s second fiscal quarter in 2022 if certain performance conditions are met as of the vesting date.
As of January 2, 2021, there was approximately $6.2 million of total unrecognized compensation expense related to restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted average term of 1.9 years. As of January 2, 2021, the weighted average remaining contractual term for our restricted stock units was 1.9 years, and the maximum contractual term was 3.0 years.

The following table summarizes activity for our restricted stock units during fiscal 2020:

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding as of December 28, 2019	492,167	$24.45
Granted	415,133	8.52
Vested(1)	(125,723)	8.15
Forfeited	(56,094)	21.04
Outstanding as of January 2, 2021	725,483	$15.61
(1)The total fair value of restricted stock units vested in fiscal 2020 and 2019 was $1.0 million and $1.9 million, respectively.
For fiscal 2019, the weighted average grant date fair value of restricted stock units granted was $19.96.
Compensation Expense
Total share-based compensation expense from our share-based awards was as follows:

	January 2, 2021	December 28, 2019
	(In thousands)
Restricted Stock Units	$5,992	$2,592
Total	$5,992	$2,592
We do not estimate forfeitures, but adjust for them as they occur.
We recognized related income tax benefits in fiscal years 2020 and 2019 of $1.5 million and $0.7 million, respectively, which were fully realized in fiscal 2020 and 2019. We include the benefits of tax deductions in excess of recognized compensation expense as a net operating cash outflow in our Consolidated Statements of Cash Flows when present. There were no excess tax benefits in fiscal 2020 or fiscal 2019.
10. Income (loss) per Common Share
We calculate basic income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding, excluding unvested restricted stock units. We calculate diluted income (loss) per share using the treasury stock method, by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units. The following table shows the computation of basic and diluted income (loss) per share:

	Fiscal Year Ended
	January 2, 2021	December 28, 2019 (1)
	($ in thousands, except per share data)
Net income (loss)	$80,882	$(17,656)

Weighted average shares outstanding - basic	9,422	9,355
Dilutive effect of share-based awards	41	—
Weighted average shares outstanding - diluted	9,463	9,355

Basic income (loss) per share	$8.58	$(1.89)
Diluted income (loss) per share	$8.55	$(1.89)
(1) Basic and diluted loss per share are equivalent for fiscal 2019 due to a net loss for the period, and all outstanding share-based awards would be anti-dilutive.

For fiscal years 2020 and 2019, we excluded 725,483 and 490,194 unvested share-based awards, respectively, from the diluted income per share calculation because they were either anti-dilutive or “out of the money.” Outstanding share based awards not included in diluted loss per share consisted of restricted stock units.
11. Related Party Transactions
D. Wayne Trousdale, the Company’s former Vice Chairman, Operating Companies, who served until April 2019, and which we now have an active consulting agreement with, owns approximately 33.33% of a limited liability company that owns and leases six facilities to us. During fiscal 2019 and 2020, approximately $2.1 million and $1.9 million, respectively, in aggregate rent and related amounts was paid to the limited liability company for these properties. Mr. Trousdale’s interest in these amounts for fiscal 2019 and 2020 was approximately $0.7 million and $0.6 million, respectively.
12. Lease Commitments
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
We determine if an arrangement is a lease at inception and assess lease classification as either operating or finance at lease inception or modification. Operating lease right-of use (“ROU”) assets and liabilities are presented separately on the consolidated balance sheets. Finance lease ROU assets are included in property and equipment and the finance lease obligations are presented separately in the consolidated balance sheet. When a lease does not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. We have also made the accounting policy election to not separate lease components from non-lease components related to our mobile fleet asset class.
Finance Lease Liabilities
Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate. As noted in the table below, a majority of our finance leases, formally known as capital leases, relate to real estate.
During 2017 and 2018, we entered into real estate financing transactions on warehouse facilities in Tampa, FL; Ft. Worth, TX; Bellingham, PA; Frederick, MD; Lawrenceville, GA; and Raleigh, NC. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, we entered into long-term leases on the properties for initial terms of 15 years with multiple 5-year renewal options, with one having a single 10-year renewal option. We accounted for these transactions in accordance with the FASB ASC Topic 840, which was the lease accounting standard in effect at the inception of these arrangements. We have recorded these transactions as finance lease liabilities on our balance sheet. As of January 2, 2021, and December 28, 2019, total unrecognized deferred gains related to these transactions were $82.0 million and $85.8 million, respectively.
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

We determined that the transactions in fiscal 2019 and in the first quarter of the fiscal 2020 did not qualify as sales in accordance with ASC 842. Therefore, for accounting purposes, the transactions were not accounted for as sale-leaseback transactions, and no gain or loss was recorded. We determined that these leases qualified for finance lease treatment and recorded them accordingly. The net book value of the assets related to these transactions remains on our books as property and equipment and we continue to depreciate the assets over their remaining useful lives.

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
The following table presents our assets and liabilities related to our leases as of January 2, 2021 and December 28, 2019:

		January 2, 2021	December 28, 2019
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$51,142	$54,408
Finance lease right-of-use assets (1)	Property and equipment, net	148,561	141,922
Total lease right-of-use assets		$199,703	$196,330

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$6,076	$7,317
Finance lease liabilities	Finance lease liabilities - short term	5,675	6,486
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	44,965	47,091
Finance lease liabilities	Finance lease liabilities - long term	267,443	191,525
Total lease liabilities		$324,159	$252,419
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $58.6 million and $30.8 million as of January 2, 2021 and December 28, 2019, respectively.
The components of lease expense were as follows:

	Fiscal Year Ended January 2, 2021	Fiscal Year Ended December 28, 2019
	(In thousands)
Operating lease cost:	$12,634	$12,115
Finance lease cost:
Amortization of right-of-use assets	$14,193	$9,990
Interest on lease liabilities	23,809	17,249
Total finance lease costs	$38,002	$27,239

Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended January 2, 2021	Fiscal Year Ended December 28, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,256	$11,885
Operating cash flows from finance leases	23,809	17,249
Financing cash flows from finance leases	$8,662	$9,992
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$4,442	$775
Finance leases	$3,833	$15,041

Supplemental balance sheet information for right-of-use assets related to leases was as follows:

	January 2, 2021	December 28, 2019
	(In thousands)
Finance leases
Property and equipment	$207,147	$172,720
Accumulated depreciation	(58,586)	(30,798)
Property and equipment, net	$148,561	$141,922
Weighted Average Remaining Lease Term (in years)
Operating leases	11.14	11.71
Finance leases	16.08	17.12
Weighted Average Discount Rate
Operating leases	9.28%	9.34%
Finance leases	9.87%	10.11%

The major categories of our finance lease liabilities as of January 2, 2021 and December 28, 2019 are as follows:

	January 2, 2021	December 28, 2019
	(In thousands)
Equipment and vehicles	$29,434	$32,471
Real estate	243,684	165,540
Total finance leases	$273,118	$198,011
As of January 2, 2021, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
2021	$11,215	$30,159
2022	9,161	29,453
2023	8,400	29,189
2024	7,283	28,649
2025	7,392	28,102
Thereafter	44,092	380,511
Total lease payments	$87,543	$526,063
Less: imputed interest	(36,502)	(252,945)
Total	$51,041	$273,118

On December 28, 2019, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
2020	$11,348	$24,002
2021	10,111	23,052
2022	8,048	22,230
2023	7,330	21,854
2024	6,413	21,380
Thereafter	50,901	327,439
Total lease payments	$94,151	$439,957
Less: imputed interest	(39,743)	(241,946)
Total	$54,408	$198,011

13. Commitments and Contingencies
Environmental and Legal Matters
From time to time, we are involved in various proceedings incidental to our businesses, and we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information, management believes that adequate reserves have been established for probable losses with respect thereto and receivables recorded for expected receipts from settlements. Management further believes that, while the ultimate outcome of these matters could be material to operating results in any given quarter, they will not have a materially adverse effect on our long-term financial condition, our results of operations, or our cash flows.

Collective Bargaining Agreements
As of January 2, 2021, we employed approximately 2,100 employees and less than one percent of our employees are employed on a part-time basis. Approximately 22 percent of our employees were represented by various local labor unions with terms and conditions of employment governed by CBAs. Six CBAs covering approximately six percent of our employees are up for renewal in fiscal 2021.

14. Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is a measure of income which includes both net income (loss) and other comprehensive income (loss). Our other comprehensive income (loss) results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive Income (Loss). Accumulated other comprehensive income (loss) is separately presented on our Consolidated Balance Sheets as part of common stockholders’ equity (deficit). Other comprehensive income (loss) was $(1.4) million and $2.6 million for fiscal 2020 and fiscal 2019, respectively.

The changes in accumulated balances for each component of other comprehensive income (loss) for fiscal 2019 and 2020 were as follows:

	Foreign currency translation, net of tax	Impact of defined benefit pension, net of tax	Other, net of tax	Total
	(In thousands)
December 29, 2018, ending balance, net of tax	$660	$(38,001)	$212	$(37,129)
Other comprehensive income (loss), net of tax (1)	6	2,560	—	2,566
December 28, 2019, ending balance, net of tax	$666	$(35,441)	$212	$(34,563)
Other comprehensive income (loss), net of tax (2)	(6)	(1,414)	(9)	(1,429)
January 2, 2021, ending balance, net of tax	$660	$(36,855)	$203	$(35,992)
(1) For fiscal 2019, there was $3.5 million of impact related to our defined pension for related actuarial adjustments and amortization of unrecognized amounts from the prior year, net of taxes of $0.9 million. There was a tax benefit of $0.7 million allocated to the loss from continuing operations and tax expense allocated to the income from other comprehensive income.
(2) For fiscal 2020, there was $1.7 million of impact related to our defined pension for related actuarial adjustments and amortization of unrecognized amounts from the prior year, net of taxes of $0.3 million. There was a tax expense of $0.4 million allocated to the income from continuing operations and tax benefit allocated to the loss from other comprehensive income.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation, as of the end of the period covered by this report, of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize, and report, within time periods specified by the SEC’s rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of January 2, 2021, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the three months ended January 2, 2021, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2021, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of January 2, 2021.

The effectiveness of our internal control over financial reporting as of January 2, 2021, has been audited by BDO USA, LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended January 2, 2021. BDO, USA, LLP’s report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
BlueLinx Holdings Inc. and subsidiaries
Marietta, Georgia

Opinion on Internal Control over Financial Reporting
We have audited BlueLinx Holdings Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes and our report dated March 3, 2021 expressed an unqualified opinion thereon.
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
March 3, 2021

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required by this Item will be set forth in our definitive proxy statement for the 2021 Annual Meeting of Stockholders of BlueLinx Holdings Inc. (the “Proxy Statement”) to be filed within 120 days after the end of our 2020 fiscal year, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
Information regarding compensation of officers and directors of BlueLinx Holdings Inc. will be set forth under the captions entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation of Executive Officers” in the Proxy Statement, to be filed within 120 days after the end of our 2020 fiscal year, and is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners, Management, and Related Stockholders Matters Information regarding ownership of BlueLinx Holdings Inc. common stock will be set forth under the captions entitled “Security Ownership of Management and Certain Beneficial Owners” and “Delinquent Section 16(a) Reports” in the Proxy Statement, to be filed within 120 days after the end of our 2020 fiscal year, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of January 2, 2021. Our stockholder-approved equity compensation plans consist of the 2004 Plan, the 2006 Plan, and the 2016 Plan. Shares are available for issuance under the 2016 Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—	$—	47,401
Equity compensation plans not approved by security holders	—	n/a	—
Total	—	$—	47,401
Other information required by this item is set forth under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships, Related Transactions, and Director Independence Information regarding certain relationships, related transactions with BlueLinx Holdings Inc., and director independence will be set forth under the captions entitled “Certain Relationships and Related Transactions,” in the Proxy Statement, to be filed within 120 days after the end of our 2020 fiscal year, and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be set forth under the heading “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement, to be filed within 120 days after the end of our 2020 fiscal year, and is incorporated by reference.

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

10.7
First Amendment to BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 18, 2018) ±

10.8
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

10.10
BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2017) ±

10.11
Form of 2018 Time Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

Exhibit Number	Item
10.12
Form of 2018 Performance Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.13	Form of Amendment to 2018 Performance Based Restricted Stock Unit Award Agreement under BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended*
10.14
Form of 2019 and 2020 Time Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2019) ±

10.15
Form of 2019 Performance Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2019) ±

10.16
Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.17
Employment Agreement between BlueLinx Corporation and Mitchell Lewis, dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 17, 2014) ±

10.18
First Amendment, effective June 8, 2018, to Employment Agreement between BlueLinx Corporation and Mitchell Lewis (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.19
Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell, dated May 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014) ±

10.20
First Amendment, effective June 1, 2018, to Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.21
Employment Agreement between BlueLinx Corporation and Shyam K. Reddy, dated May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2017) ±

10.22
First Amendment, effective June 8, 2018, to Employment Agreement between BlueLinx Corporation and Shyam K. Reddy (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.23
Employment Agreement, dated as of April 13, 2018, between BlueLinx Corporation and Alex Averitt (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed with the Securities and Exchange Commission on April 19, 2018) ±

10.24
First Amendment, effective June 1, 2018, to Employment Agreement between BlueLinx Corporation and Alex Averitt (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.25	Employment Agreement, dated as of April 13, 2018, between BlueLinx Corporation and D. Wayne Trousdale ±
10.26	First Amendment, effective June 1, 2018, to Employment Agreement between BlueLinx Corporation and D. Wayne Trousdale ±
10.27	Consulting Agreement, dated as of January 29, 2019, between BlueLinx Corporation and D. Wayne Trousdale ±
10.28
Employment Agreement between BlueLinx Corporation and Kelly C. Janzen, dated March 2, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020) ±

10.29
Separation Agreement between BlueLinx Corporation and Susan C. O’Farrell, dated March 9, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020) ±

Exhibit Number	Item
10.30
Letter Agreement, dated March 22, 2020, between BlueLinx Holdings Inc. and Mitchell B. Lewis (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020) ±

10.31
Letter Agreement, dated March 30, 2020, between BlueLinx Corporation and Alexander Averitt (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2020) ±

10.32
BlueLinx Holdings Inc, Amended and Restated Short-Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2017) ±

10.33	BlueLinx Corporation Integration Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K filed with the Securities and Exchange Commission on April 19, 2018) ±
10.34
BlueLinx Corporation Integration Incentive Plan Form of Participation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K filed with the Securities and Exchange Commission on April 19, 2018) ±

10.35	BlueLinx Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.36	Form of Executive Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.37	Revised Form of Executive Restrictive Covenant Agreement ±
10.38
Form of Purchase and Sale Agreement with USIPA-Brennan Ventures II, LLC, dated as of November 6, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 3, 2018)

10.39
Form of Amendment to Purchase and Sale Agreement with USIPA-Brennan Ventures II, LLC, dated as of December 7, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 3, 2018)

10.40
Form of Purchase and Sale Agreement for Sale-Leaseback Transactions with Big Acquisitions LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 7, 2019)

10.41
Third Amendment to Purchase and Sale Agreement, dated as of May 1, 2019, by and between ABP FL (Yulee) LLC and Big Acquisitions LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 7, 2019)

10.42
Third Amendment to Purchase and Sale Agreement, dated as of May 1, 2019, by and between ABP IL (University Park) and Big Acquisitions LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 7, 2019)

10.43
Form of Purchase and Sale Agreement with Big Acquisitions LLC, dated as of October 16, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020)

10.44
Form of First Amendment to Purchase and Sale Agreement with Big Acquisitions LLC, dated as of November 20, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020)

10.45
Form of Second Amendment to Purchase and Sale Agreement with Big Acquisitions LLC, dated as of December 13, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020)

10.46
Form of Purchase and Sale Agreement with Big Acquisitions LLC, dated as of June 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on October 28, 2020)

10.47
First Amendment to Purchase and Sale Agreement with Big Acquisitions LLC, dated as of July 8, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on October 28, 2020)

10.48
Amended and Restated Credit Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

Exhibit Number	Item
10.49
First Amendment to Amended and Restated Credit Agreement, dated January 31, 2020, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020)

10.50
Amended and Restated Guaranty and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.51
Credit and Guaranty Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as guarantors thereunder, HPS Investment Partners, LLC, as administrative agent and collateral agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.52
Pledge and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc., and HPS Investment Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.53
First Amendment, dated as of June 12, 2018, to that certain Credit and Guaranty Agreement, dated as of April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as guarantors thereunder, HPS Investment Partners, LLC, as administrative agent and collateral agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2019)

10.54
Second Amendment to Credit and Guaranty Agreement, dated February 28, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, HPS Investment Partners, LLC, as administrative agent and collateral agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2019)

10.55
Third Amendment to Credit and Guaranty Agreement, dated October 24, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2019)

10.56
Fourth Amendment to Credit and Guaranty Agreement, dated December 31, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020)

10.57
Fifth Amendment to Credit and Guaranty Agreement, dated February 28, 2020, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020)

10.58
Sixth Amendment to Credit and Guaranty Agreement, dated April 1, 2020, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2020)

21.1	List of subsidiaries of the Company*
23.1	Consent of BDO USA, LLP*
31.1	Certification of Mitchell B. Lewis, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Kelly C. Janzen, Chief Financial Officer and Senior Vice President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Mitchell B. Lewis, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Kelly C. Janzen, Chief Financial Officer and Senior Vice President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit Number	Item
101.Def	Definition Linkbase Document*
101.Pre	Presentation Linkbase Document*
101.Lab	Labels Linkbase Document*
101.Cal	Calculation Linkbase Document*
101.Sch	Schema Document*
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

*	Filed herewith.

**	Exhibit is being furnished and shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to liability under that Section. this exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference.

±	Management contract or compensatory plan or arrangement.

(A)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 1, 2004.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

By: /s/ Mitchell B. Lewis
    Mitchell B. Lewis
    President and Chief Executive Officer

Date: March 3, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
Name

/s/ Mitchell B. Lewis	President, Chief Executive Officer, and Director	March 3, 2021
Mitchell B. Lewis

/s/ Kelly C. Janzen	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 3, 2021
Kelly C. Janzen

/s/ Kim S. Fennebresque	Chairman	March 3, 2021
Kim S. Fennebresque

/s/ Karel K. Czanderna	Director	March 3, 2021
Karel K. Czanderna

/s/ Dominic DiNapoli	Director	March 3, 2021
Dominic DiNapoli

/s/ Alan H. Schumacher	Director	March 3, 2021
Alan H. Schumacher

/s/ J. David Smith	Director	March 3, 2021
J. David Smith

/s/ Carol B. Yancey	Director	March 3, 2021
Carol B. Yancey