Form 10-Q
period 2021-04-03
BlueLinx Holdings Inc.
filed 2021-05-04
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2021, there were 9,468,042 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended April 3, 2021

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales	$1,025,469	$662,070
Cost of sales	845,077	568,861
Gross profit	180,392	93,209
Operating expenses:
Selling, general, and administrative	75,560	74,588
Depreciation and amortization	7,465	7,635
Amortization of deferred gains on real estate	(984)	(984)
Gains from sales of property	(1,287)	(525)
Other operating expenses	112	4,165
Total operating expenses	80,866	84,879
Operating income	99,526	8,330
Non-operating expenses (income):
Interest expense, net	16,234	14,380
Other income, net	(314)	(237)
Income (loss) before provision for (benefit from) income taxes	83,606	(5,813)
Provision for (benefit from) income taxes	21,746	(5,026)
Net income (loss)	$61,860	$(787)

Basic income (loss) per share	$6.53	$(0.08)
Diluted income (loss) per share	$6.28	$(0.08)

Comprehensive income (loss):
Net income (loss)	$61,860	$(787)
Other comprehensive income (loss):
Amortization of unrecognized pension gain, net of tax	239	196
Other	11	(16)
Total other comprehensive income	250	180
Comprehensive income (loss)	$62,110	$(607)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 3, 2021	January 2, 2021
ASSETS
Current assets:
Cash	$179	$82
Receivables, less allowances of $5,573 and $4,123, respectively	418,815	293,643
Inventories, net	376,423	342,108
Other current assets	33,029	32,581
Total current assets	828,446	668,414
Property and equipment, at cost	310,101	299,935
Accumulated depreciation	(125,769)	(121,223)
Property and equipment, net	184,332	178,712
Operating lease right-of-use assets	48,969	51,142
Goodwill	47,772	47,772
Intangible assets, net	17,067	18,889
Deferred tax assets	66,795	62,899
Other non-current assets	19,099	20,302
Total assets	$1,212,480	$1,048,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,975	$165,163
Accrued compensation	10,798	24,751
Taxes payable	33,646	7,847
Current maturities of long-term debt, net of debt issuance costs of $0 and $74, respectively	—	1,171
Finance lease liabilities - short-term	7,459	5,675
Operating lease liabilities - short-term	5,123	6,076
Real estate deferred gains - short-term	4,040	4,040
Other current liabilities	11,747	14,309
Total current liabilities	291,788	229,032
Non-current liabilities:
Long-term debt, net of debt issuance costs of $2,615 and $8,936, respectively	355,899	321,270
Finance lease liabilities - long-term	273,815	267,443
Operating lease liabilities - long-term	44,021	44,965
Real estate deferred gains - long-term	77,059	78,009
Pension benefit obligation	21,730	22,684
Other non-current liabilities	25,655	25,635
Total liabilities	1,089,967	989,038
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,468,042 and 9,462,774 outstanding on April 3, 2021 and January 2, 2021, respectively	95	95
Additional paid-in capital	268,006	266,695
Accumulated other comprehensive loss	(35,742)	(35,992)
Accumulated stockholders’ deficit	(109,846)	(171,706)
Total stockholders’ equity	122,513	59,092
Total liabilities and stockholders’ equity	$1,212,480	$1,048,130

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity Total
	Shares	Amount
Balance, Balance, January 2, 2021	9,463	$95	$266,695	$(35,992)	$(171,706)	$59,092
Net income	—	—	—	—	61,860	61,860
Foreign currency translation, net of tax	—	—	—	(6)	—	(6)
Impact of pension plan, net of tax	—	—	—	239	—	239
Vesting of restricted stock units	8	—	—	—	—	—
Compensation related to share-based grants	—	—	1,410	—	—	1,410
Repurchase of shares to satisfy employee tax withholdings	(3)	—	(99)	—	—	(99)
Other	—	—	—	17	—	17
Balance, April 3, 2021	9,468	95	268,006	(35,742)	(109,846)	122,513

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit Total
	Shares	Amount
Balance, Balance, December 28, 2019	9,366	$94	$260,974	$(34,563)	$(252,588)	$(26,083)
Net loss	—	—	—	—	(787)	(787)
Foreign currency translation, net of tax	—	—	—	3	—	3
Impact of pension plan, net of tax	—	—	—	196	—	196
Vesting of restricted stock units	2	—	—	—	—	—
Compensation related to share-based grants	—	—	1,004	—	—	1,004
Repurchase of shares to satisfy employee tax withholdings	(1)	—	(7)	—	—	(7)
Other	—	—	9	(19)	—	(10)
Balance, March 28, 2020	9,367	94	261,980	(34,383)	(253,375)	(25,684)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net income (loss)	$61,860	$(787)
Adjustments to reconcile net income (loss) to cash used in operations:
Provision for (benefit from) income taxes	21,746	(5,026)
Depreciation and amortization	7,465	7,635
Amortization of debt issuance costs	603	956
Adjustments to debt issuance costs associated with term loan	5,791	—
Gains from sales of property	(1,287)	(525)
Amortization of deferred gains from real estate	(984)	(984)
Share-based compensation	1,410	1,004
Changes in operating assets and liabilities:
Accounts receivable	(125,172)	(55,068)
Inventories	(34,315)	(32,828)
Accounts payable	53,812	30,050
Prepaid and other current assets	(1,246)	(3,006)
Other assets and liabilities	(14,291)	(608)
Net cash used in operating activities	(24,608)	(59,187)

Cash flows from investing activities:
Proceeds from sale of assets	1,810	44
Property and equipment investments	(1,122)	(1,245)
Net cash provided by (used in) investing activities	688	(1,201)

Cash flows from financing activities:
Borrowings on revolving credit facilities	262,210	204,196
Repayments on revolving credit facilities	(191,943)	(149,079)
Repayments on term loan	(43,204)	(69,238)
Proceeds from real estate financing transactions	—	78,329
Debt financing costs	(861)	(336)
Repurchase of shares to satisfy employee tax withholdings	(56)	(7)
Principal payments on finance lease liabilities	(2,129)	(2,562)
Net cash provided by financing activities	24,017	61,303

Net change in cash	97	915
Cash at beginning of period	82	11,643
Cash at end of period	$179	$12,558

Supplemental Cash Flow Information
Net income tax refunds during the period	$—	$352
Interest paid during the period	$9,971	$13,558

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2021
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). We derived the condensed consolidated balance sheet at April 3, 2021, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (the “Fiscal 2020 Form 10-K”), as filed with the Securities and Exchange Commission on March 3, 2021. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations and comprehensive income (loss) for the three months ended April 3, 2021, and March 28, 2020, our balance sheets at April 3, 2021, and January 2, 2021, our statements of stockholders’ equity (deficit) for the three months ended April 3, 2021, and March 28, 2020, and our statements of cash flows for the three months ended April 3, 2021, and March 28, 2020.

We have condensed or omitted certain notes and other information from the interim condensed consolidated financial statements presented in this report. Therefore, these condensed consolidated interim financial statements should be read in conjunction with the Fiscal 2020 Form 10-K. In addition, certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not impact operating income or consolidated net income (loss). The results for the three months ended April 3, 2021, are not necessarily indicative of results that may be expected for the full year ending January 1, 2022, or any other interim period.
We operate on a 5-4-4 fiscal calendar. Our fiscal year ends on the Saturday closest to December 31 of that fiscal year and may comprise 53 weeks in certain years. Our 2021 fiscal year contains 52 weeks and ends on January 1, 2022. Fiscal 2020 contained 53 weeks and ended on January 2, 2021.
Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions, which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. Some of our estimates may be affected by the ongoing novel coronavirus (“COVID-19”) pandemic. The severity, magnitude, and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing, and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to the continuing COVID-19 pandemic.
On April 13, 2018, we completed the acquisition of Cedar Creek Holdings, Inc. (“Cedar Creek”). Results for Cedar Creek are included in the consolidated financial information presented herein.
Reclassification of Prior Period Presentation
We have reclassified certain costs within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 28, 2020, from selling, general and administrative to amortization of deferred gains on real estate and other operating expenses. These costs primarily relate to the amortization of gains from prior real estate sales and the integration of the acquisition of Cedar Creek.

We have reclassified certain payables within the Condensed Consolidated Balance Sheets for the year ended January 2, 2021, from other current liabilities to taxes payable. These payables relate to amounts due to various tax authorities.
Recently Adopted Accounting Standards
Defined Benefit Pension Plan. In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14, “Compensation-Retirement-Benefits-Defined Benefit Plans-General (Subtopic 715-20).” The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing six previously required disclosures and adding two. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement healthcare benefits. We adopted this standard effective for fiscal year 2020. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Fair Value Measurement. In August 2018, the FASB issued ASU No, 2018-13, “Fair Value (“FV”) Measurement (Topic 820).” In addition to making certain modifications, the standard removed the requirements to disclose: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the FV hierarchy; (ii) the policy for timing transfers between levels; and (iii) the valuation process for Level 3 FV measurements. The standard will require public entities to disclose: (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 FV measurements held at the end of the reporting period; and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 FV measurements. The additional disclosure requirements should be applied prospectively for the most recent interim or annual period presented in the fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. We adopted this standard effective December 29, 2019, the first day of our 2020 fiscal year. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
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
2. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek, we acquired certain intangible assets. As of April 3, 2021, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations. As of April 3, 2021, goodwill was $47.8 million.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. No such indicators were present during the first quarter of fiscal 2021. Our one reporting unit has a fair value that exceeds its carrying value as of April 3, 2021.

Definite-Lived Intangible Assets
On April 3, 2021, the gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets were as follows:

	Weighted Average Remaining Useful Lives	Gross Carrying Amounts	Accumulated Amortization	(1)	Net Carrying Amounts
		(In thousands)
Customer relationships	9	$25,500	$(10,663)		$14,837
Noncompete agreements	1	8,254	(6,111)		2,143
Trade names	1	6,826	(6,739)		87
Total		$40,580	$(23,513)		$17,067

(1) Intangible assets, except customer relationships, are amortized on a straight-line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
Amortization expense for the definite-lived intangible assets was $1.8 million and $2.0 million for the three-month periods ended April 3, 2021, and March 28, 2020, respectively.
Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2021 and the next five fiscal years is as follows:

Estimated Amortization
(In thousands)
2021	$3,499
2022	2,763
2023	1,807
2024	1,505
2025	1,423
2026	1,423

3. Revenue Recognition
We recognize revenue when the following criteria are met: (1) Contract with the customer has been identified; (2) Performance obligations in the contract have been identified; (3) Transaction price has been determined; (4) Transaction price has been allocated to the performance obligations; and (5) When (or as) performance obligations are satisfied.

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

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Structural products	$462,409	$240,722
Specialty products	563,060	421,348
Total net sales	$1,025,469	$662,070

The following table presents our revenues disaggregated by sales channel. Warehouse sales are delivered from our warehouses. Reload sales are similar to warehouse sales but are shipped from third-party warehouses where we store owned products to enhance our operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel requires the lowest amount of committed capital and fixed costs. Following the acquisition and integration of Cedar Creek, our reload sales were less distinct from warehouse sales, as they have been classified in prior periods. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Warehouse and reload	$849,419	$545,892
Direct	191,130	125,582
Customer discounts and rebates	(15,080)	(9,404)
Total net sales	$1,025,469	$662,070

4. Assets Held for Sale

During the quarter ended April 3, 2021, we sold the non-operating facility located in Birmingham, Alabama, previously identified as “held for sale.” We recognized a gain of $1.3 million in the Condensed Consolidated Statement of Operations as a result of this sale.

As of April 3, 2021, and January 2, 2021, the net book value of total assets held for sale was $0.9 million and $1.3 million, respectively, and was included in “Other current assets” in our Condensed Consolidated Balance Sheets. Only one of our non-operating properties was designated as “held for sale” as of April 3, 2021. This property is a former distribution facility located in Houston, Texas. We vacated this property and designated it as held for sale during fiscal 2020. We continue to actively market this property, and we plan to sell this property within the next 12 months.

5. Long-Term Debt

As of April 3, 2021, and January 2, 2021, long-term debt consisted of the following:

	April 3, 2021	January 2, 2021
	(In thousands)
Revolving Credit Facility (1)	$358,514	$288,247
Term Loan Facility (2)	—	43,204
Finance lease obligations (3)	281,274	273,118
	639,788	604,569
Unamortized debt issuance costs	(2,615)	(9,010)
	637,173	595,559
Less: current maturities of long-term debt	7,459	6,846
Long-term debt, net of current maturities	$629,714	$588,713

(1) The average effective interest rate was 2.4 percent and 2.8 percent for the quarters ended April 3, 2021 and January 2, 2021, respectively.
(2) The average interest rate, exclusive of fees and prepayment premiums, was 8.0 percent for the quarters ended April 3, 2021, and January 2, 2021.
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
As of April 3, 2021, we had outstanding borrowings of $358.5 million and excess availability of $238.1 million under our Revolving Credit Facility. As of January 2, 2021, we had outstanding borrowings of $288.2 million and excess availability of $184.3 million under our Revolving Credit Facility. Our average effective interest rate under the facility was 2.4 percent and 2.8 percent for the quarters ended April 3, 2021 and January 2, 2021, respectively. For the quarter ended March 28, 2020, our average effective interest rate under the Revolving Credit Facility was 4.2 percent.
The Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the Revolving Credit Facility as of April 3, 2021.

Term Loan Facility

We previously had a term loan facility that we entered into in April 2018 with HPS Investments Partners, LLC, as administrative and collateral agent, and certain other financial institutions party thereto (the “Term Loan Facility”), with a maturity date of October 13, 2023. The Term Loan Facility provided for a senior secured first lien loan facility in an initial aggregate principal amount of $180 million and was secured by a security interest in substantially all of our assets.

As of January 2, 2021, we had outstanding borrowings of $43.2 million under the Term Loan Facility. On April 2, 2021, we repaid the remaining outstanding principal balance of the Term Loan Facility, and, as a result, as of April 3, 2021, we had no outstanding borrowings under the Term Loan Facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million of debt issuance costs that we had been amortizing in connection with our former Term Loan Facility. These costs are included within interest expense, net, on the

Condensed Consolidated Statements of Operations and reported separately as an adjustment to net income in our Condensed Consolidated Statements of Cash Flows.

Our average interest rate under the facility, exclusive of fees and prepayment premiums, was approximately 8.0 percent for the quarters ended April 3, 2021 and January 2, 2021. For the quarter ended March 28, 2020, our average interest rate under the Term Loan Facility, exclusive of fees and prepayment premiums, was approximately 8.7 percent.

Finance Lease Obligations

Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 8, Leases.

6. Net Periodic Pension Benefit
The following table shows the components of our net periodic pension benefit:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Service cost (1)	$—	$—
Interest cost on projected benefit obligation	505	723
Expected return on plan assets	(1,140)	(1,210)
Amortization of unrecognized gain	321	263
Net periodic pension benefit	$(314)	$(224)
(1) Service cost is not a part of our net periodic pension benefit as our pension plan is frozen for all participants.
7. Stock Compensation
During the three months ended April 3, 2021, and March 28, 2020, we incurred stock compensation expense of $1.4 million and $1.0 million, respectively. The increase in our stock compensation expense for the three-month period is attributable to having more outstanding equity-based awards during this period than in the prior year.
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

During 2017 and 2018, we entered into real estate financing transactions on warehouse facilities in Tampa, FL; Ft. Worth, TX; Bellingham, PA; Frederick, MD; Lawrenceville, GA; and Raleigh, NC. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, we entered into long-term leases on the properties for initial terms of 15 years with multiple 5-year renewal options, with one having a single 10-year renewal option. We accounted for these transactions in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 840, which was the lease accounting standard in effect at the inception of these arrangements. We have recorded these transactions as finance lease liabilities on our balance sheet. As of April 3, 2021, and January 2, 2021, total unrecognized deferred gains related to these transactions were $81.1 million and $82.0 million, respectively.

During 2019, we entered into real estate financing transactions on two warehouse facilities. On May 19, 2019, we completed a real estate financing transaction on a warehouse facility in University Park, IL for net proceeds of $21.8 million. On June 20, 2019, we completed a real estate financing transaction on a warehouse facility in Yulee, FL for net proceeds of $13.3 million. These two transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, we entered into long-term leases on the properties for initial terms of 15 years with multiple 5-year renewal options. Gross proceeds of these transactions were $45.0 million.

During fiscal 2020, we completed several real estate financing transactions. On December 31, 2019, we completed real estate financing transactions on warehouse facilities in Madison, TN; Kansas City, MO; Richmond, VA; and Bridgeton, MO for aggregate net proceeds of $27.2 million. On January 31, 2020, we completed real estate financing transactions on warehouse facilities in Charlotte, NC; Memphis, TN; Independence, KY; San Antonio, TX; Portland, ME; Denville, NJ; Yaphank, NY; Pensacola, FL; and Tallmadge, OH for aggregate net proceeds of $34.1 million. On February 28, 2020, we completed a real estate financing transaction on a warehouse facility in Elkhart, IN for net proceeds of $7.5 million. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, we entered into long-term leases on the properties for initial terms from 15 years to 18 years with multiple 5-year renewal options. Gross proceeds of these transactions were $78.3 million.

We determined that the transactions in fiscal 2019 and 2020 did not qualify as sales in accordance with ASC 842. Therefore, for accounting purposes, the transactions were not accounted for as sale-leaseback transactions, and no gain or loss was recorded. We determined that these leases qualified for finance lease treatment and recorded them accordingly. The net book value of the assets related to these transactions remains on our books as property and equipment and we continue to depreciate the assets over their remaining useful lives.

During the first quarter of 2021, we recorded finance leases of $10.2 million related to new tractors put into service as part of our mobile fleet. These leases were entered into for a period of four years each.

The following table presents our assets and liabilities related to our leases as of April 3, 2021 and January 2, 2021:

		April 3, 2021	January 2, 2021
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$48,969	$51,142
Finance lease right-of-use assets (1)	Property and equipment, net	156,382	148,561
Total lease right-of-use assets		$205,351	$199,703

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$5,123	$6,076
Finance lease liabilities	Finance lease liabilities - short term	7,459	5,675
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	44,021	44,965
Finance lease liabilities	Finance lease liabilities - long term	273,815	267,443
Total lease liabilities		$330,418	$324,159
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $62.5 million and $58.6 million as of April 3, 2021 and January 2, 2021, respectively.
The components of lease expense were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Operating lease cost:	$3,050	$3,120
Finance lease cost:
Amortization of right-of-use assets	$3,986	$3,351
Interest on lease liabilities	6,157	6,146
Total finance lease costs	$10,143	$9,497
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,564	$2,774
Operating cash flows from finance leases	6,157	6,146
Financing cash flows from finance leases	$2,129	$2,562
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—
Finance leases	$10,211	$—

Supplemental balance sheet information related to leases was as follows:

	April 3, 2021	January 2, 2021
	(In thousands)
Finance leases
Property and equipment	$218,926	$207,147
Accumulated depreciation	(62,544)	(58,586)
Property and equipment, net	$156,382	$148,561
Weighted Average Remaining Lease Term (in years)
Operating leases	11.09	11.14
Finance leases	16.34	16.08
Weighted Average Discount Rate
Operating leases	9.32%	9.28%
Finance leases	9.82%	9.87%
The major categories of our finance lease liabilities as of April 3, 2021 and January 2, 2021 are as follows:

	April 3, 2021	January 2, 2021
	(In thousands)
Equipment and vehicles	$37,576	$29,434
Real estate	243,698	243,684
Total finance leases	$281,274	$273,118
As of April 3, 2021, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
2021	$10,478	$24,796
2022	8,686	32,401
2023	8,380	32,096
2024	7,610	31,481
2025	7,656	27,716
Thereafter	43,193	380,773
Total lease payments	$86,003	$529,263
Less: imputed interest	(36,859)	(247,989)
Total	$49,144	$281,274

On January 2, 2021, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
2021	$11,215	$30,159
2022	9,161	29,453
2023	8,400	29,189
2024	7,283	28,649
2025	7,392	28,102
Thereafter	44,092	380,511
Total lease payments	$87,543	$526,063
Less: imputed interest	(36,502)	(252,945)
Total	$51,041	$273,118

9. Commitments and Contingencies
Environmental and Legal Matters
From time to time, we are involved in various proceedings incidental to our businesses, and we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto and receivables recorded for expected receipts from settlements. Management further believes that, while the ultimate outcome of one or more of these matters could be material to our operating results in any given quarter, it will not have a materially adverse effect on our consolidated financial condition, our results of operations, or our cash flows.
Collective Bargaining Agreements
As of April 3, 2021, we employed approximately 2,100 employees and less than 1 percent of our employees are employed on a part-time basis. Approximately 23 percent of our employees were represented by various local labor union Collective Bargaining Agreements (“CBAs”). Five CBAs covering approximately five percent of our employees are up for renewal in fiscal 2021, with one having been successfully renegotiated earlier this year. We expect to renegotiate the remaining CBAs by the end of the year.
10. Accumulated Other Comprehensive Loss
Comprehensive income (loss) includes both net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition into our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Accumulated other comprehensive loss is separately presented on our Condensed Consolidated Balance Sheets as part of stockholders’ equity.
The changes in balances for each component of accumulated other comprehensive loss for the three months ended April 3, 2021, were as follows:

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
	(In thousands)
January 2, 2021, beginning balance, net of tax	$660	$(36,855)	$203	$(35,992)
Other comprehensive income (loss), net of tax (1)	(6)	239	17	250
April 3, 2021, ending balance, net of tax	$654	$(36,616)	$220	$(35,742)

(1) For the three months ended April 3, 2021, the actuarial gain recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of net periodic pension benefit was $0.3 million, net of tax of $0.1 million. Please see Note 6, Net Periodic Pension Benefit, for further information.

11. Income Taxes

Effective Tax Rate

Our effective tax rate for the three months ended April 3, 2021, and March 28, 2020, was 26.0 percent and 86.5 percent, respectively.

Our effective tax rate for the three months ended April 3, 2021 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by the partial release of the valuation allowance for state net operating loss carryforwards we anticipate being able to utilize based on our taxable income through the end of the first quarter of fiscal 2021, combined with a benefit from the vesting of restricted stock units, which occurred during the period.

Our effective tax rate for the three months ended March 28, 2020 was primarily impacted by a discrete tax benefit of $3.9 million resulting from the release of the valuation allowance associated with nondeductible interest expense under Section 163(j) of the Internal Revenue Code (“IRC”) as a result of changes allowed under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was enacted on March 27, 2020 which raised the allowable percentage of deductible interest from 30 percent to 50 percent of adjusted taxable income. Our effective tax rate for the three months ended March 28, 2020, was further impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses.

Deferred Tax Assets

Quarterly, we assess the carrying value of our deferred tax assets for impairment by evaluating the weight of available evidence at the end of each fiscal quarter. In our evaluation of the weight of available evidence at the end of the current quarter, we considered the recent reported income in the current quarter, as well as the reported income for 2020 and the reported losses for 2019 and 2018, which resulted in a three-year cumulative income situation as positive evidence which carried substantial weight. While this was substantial, it was not the only evidence we evaluated. We also considered evidence related to the four sources of taxable income to determine whether such positive evidence outweighed the negative evidence. The evidence considered included:

•future reversals of existing taxable temporary differences;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•taxable income in prior carryback years, if carryback is permitted under the tax law; and
•tax planning strategies.

In addition to the positive evidence discussed above, we considered as positive evidence forecasted taxable income, the detail scheduling of timing of the reversal of our deferred tax assets and liabilities, and the evidence from business and tax planning strategies. As of April 3, 2021, in our evaluation of the weight of available evidence, we concluded that our deferred tax assets were not impaired.

12. Income (Loss) per Share
We calculate basic income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. We calculate diluted income (loss) per share using the treasury stock method, by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units. Due to the financial results for the three-month period ended March 28, 2020, 0.1 million of incremental shares were excluded from the computation of diluted weighted averages outstanding, because their effect would be anti-dilutive.

The reconciliation of basic net income (loss) and diluted net income (loss) per common share for the three-month periods ended April 3, 2021, and March 28, 2020, were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands, except per share data)

Net income (loss)	$61,860	$(787)

Weighted-average shares outstanding - basic	9,466	9,366
Dilutive effect of share-based awards	392	—
Weighted-average shares outstanding - diluted	9,858	9,366

Basic income (loss) per share	$6.53	$(0.08)
Diluted income (loss) per share	$6.28	$(0.08)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
BlueLinx is a leading U.S. wholesale distributor of residential and commercial building products with both branded and private-label stock keeping units (“SKUs”). With a strong market position, broad geographic coverage footprint servicing 40 states, and the strength of a locally focused sales force, we distribute our comprehensive range of products to over 15,000 national, regional, and local dealers, specialty distributors, national home centers, and manufactured housing customers. BlueLinx is able to provide a wide range of value added services and solutions to our customers and suppliers. We are headquartered in Georgia, with executive offices located at 1950 Spectrum Circle, Marietta, Georgia, and we operate our distribution business through a broad network of distribution centers.
As a “two-step” wholesale distributor of building products, BlueLinx stocks products from leading manufacturers and supplies these products to a broad range of customers, including lumber yards, dealers, home centers, and hardware stores. These customers then serve residential and commercial builders and contractors in their respective geographic areas. BlueLinx plays a critical role in enabling its lumber yard, dealer, and home center customers to offer a broad range of products and brands, as most of BlueLinx’s customers do not have the capability to purchase and warehouse directly from the manufacturers for such a large set of SKUs. Similarly, BlueLinx provides value to its manufacturing partners by enabling access to the fragmented network of lumber yards and dealers that the manufacturers could not adequately serve directly. Our place in this distribution model of building products provides easy access to the marketplace for our suppliers and the value proposition of rapid delivery on an as-needed basis to our customers from our network of warehouse facilities. In addition to its broad portfolio of building products, BlueLinx also offers a wide array of custom cutting and fabrication services for the wood products industry.
We distribute products in two principal categories: specialty products and structural products. Specialty products include primarily engineered wood products, moulding, siding and trim, cedar, metal products (excluding rebar and remesh), and insulation. Specialty products represented between 54 percent and 65 percent of our net sales over the past twelve months. Structural products include primarily plywood, oriented strand board, rebar and remesh, lumber, spruce and other wood products primarily used for structural support in construction projects. Structural products represented between 35 percent and 46 percent of our net sales over the past twelve months.
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
Recent Developments - Update on Impact of COVID-19 Pandemic
On March 11, 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. In response to the pandemic, governmental authorities around the world implemented numerous measures to combat the virus, such as travel bans and restrictions, quarantines, “shelter-in-place” orders, and business shutdowns. These measures have been successful to various degrees in containing and reducing the spread of the COVID-19 virus in many locations, and many governmental authorities have eased restrictions and executed plans to re-open businesses. To date, our business has been designated as “essential” in all states in which we operate, and we have continued to operate and provide services to our customers and suppliers.

As vaccination availability becomes more widespread in the U.S. and other major countries across the world and the percentage of vaccinated individuals grows rapidly, the impact of the pandemic may subside to some degree. However, the rates of infection, hospitalization, and mortality associated with the virus continue to fluctuate. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies. During the recently completed quarter, we continued to practice safety and hygiene protocols consistent with the Centers for Disease Control and Prevention (“CDC”) and local guidance.

While the pandemic continued to impact many aspects of our business and operations during the quarter, that impact was offset by the continued inflation in our product pricing. Our net sales and gross margin increased, largely driven by the continued elevation of wood-based commodity pricing over the course of the quarter and secondarily driven by the Company’s policies of pursuing disciplined pricing strategies and gross margin enhancement. For the first quarter of 2021, net sales increased $363.4 million and net income improved $62.6 million, compared to the first quarter of 2020.

The extent of the impact of the pandemic on our business and sales for the remaining nine months of 2021 will depend on future developments, including, among others, the duration of the pandemic, the success of actions taken by governmental authorities to contain the pandemic and address its impact, the success of local return to work and business reopening plans, the success of vaccination efforts, and the impact the COVID-19 pandemic has on demand in the markets we service. The trajectory of the pandemic continues to evolve rapidly, and we cannot predict the extent to which our financial condition, results of operations, or cash flows will ultimately be impacted. We are closely monitoring the impact of the pandemic on industry conditions, the progress of local return to office and reopening plans, and any pandemic-related restrictions.
Industry Conditions
Many of the factors that cause our operations to fluctuate have been seasonal or cyclical in nature and we expect that to continue.

Our operating results are affected by commodity markets, primarily in the markets for wood-based commodities that we classify as structural products. Due to supply constraints, lumber and panel commodity index prices started increasing during the third quarter of 2020 and they continued to increase throughout the first quarter of 2021. These market trends resulted in substantially favorable revenue and gross margin comparisons in the first quarter of 2021 for our structural products and our business as a whole. Wood-based commodity index prices remained at elevated levels at the beginning of the second quarter as supply constraints continued. Until supply constraints are relieved, we anticipate that lumber and panel index prices will remain elevated.

Historically, our operating results have also been generally correlated with the level of single-family residential housing starts in the U.S. However, at any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence. The COVID-19 pandemic has had a significant negative effect on single family housing starts during the first half of 2020. However, housing starts have rebounded since the third quarter of 2020. The U.S. Census Bureau reported that single family housing starts were up 20 percent for the first quarter of 2021 compared to the first quarter of 2020. During the first quarter of 2021, housing starts grew 16 percent in January, 2 percent in February, and 40 percent in March, all compared to the same months in 2020. Additionally, March 2021 data from the National Association of Home Builders/Wells Fargo Housing Market Index shows a positive outlook in builder confidence in the market for newly built single-family homes. Low interest rates, shortages in existing home inventory, and a potential growing trend toward relocating away from populated metropolitan areas to areas with single-family homes may help drive long-term improvement in single-family housing starts.

Factors That Affect Our Operating Results
Our results of operations and financial performance are influenced by a variety of factors, including the following: pricing and product cost variability; volumes of product sold; changes in the prices, supply, and/or demand for products that we distribute; the cyclical nature of the industry in which we operate; housing market conditions; the COVID-19 pandemic and other contagious illness outbreaks and their potential effects on our industry; effective inventory management relative to our sales volume or the prices of the products we produce; information technology security and business interruption risks; increases in petroleum prices; consolidation among competitors, suppliers, and customers; disintermediation risk; loss of products or key suppliers and manufacturers; our dependence on international suppliers and manufacturers for certain products; exposure to product liability and other claims and legal proceedings related to our business and the products we distribute; natural disasters, catastrophes, fire, or other unexpected events; successful implementation of our strategy; wage increases or work stoppages by our union employees; costs imposed by federal, state, local, and other regulations; compliance costs associated with federal, state, and local environmental protection laws; our level of indebtedness and our ability to incur additional debt to fund future needs; the risk that our cash flows and capital resources may be insufficient to service our existing or future indebtedness; the covenants of the instruments governing our indebtedness limiting the discretion of our management in operating our business; the fact that we lease many of our distribution centers, and we would still be obligated under these leases even if we close a leased distribution center; changes in our product mix; shareholder activism; potential acquisitions and the integration and completion of such acquisitions; the possibility that the value of our deferred tax assets could become impaired; changes in our expected annual effective tax rate could be volatile; the costs and liabilities related to our participation in multi-employer pension plans could increase; the possibility that we could be the subject of securities class action litigation due to stock price volatility; and changes in, or interpretation of, accounting principles.

Results of Operations
The following table sets forth our results of operations for the first quarter of fiscal 2021 and fiscal 2020:

	First Quarter of Fiscal 2021	% of Net Sales	First Quarter of Fiscal 2020	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$1,025,469	100.0%	$662,070	100.0%
Gross profit	180,392	17.6%	93,209	14.1%
Selling, general, and administrative	75,560	7.4%	74,588	11.3%
Depreciation and amortization	7,465	0.7%	7,635	1.2%
Amortization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Gains from sales of property	(1,287)	(0.1)%	(525)	(0.1)%
Other operating expenses	112	0.0%	4,165	0.6%
Operating income	99,526	9.7%	8,330	1.3%
Interest expense, net	16,234	1.6%	14,380	2.2%
Other income, net	(314)	(0.0)%	(237)	(0.0)%
Income (loss) before provision for income taxes	83,606	8.2%	(5,813)	(0.9)%
Provision for (benefit from) income taxes	21,746	2.1%	(5,026)	(0.8)%
Net income (loss)	$61,860	6.0%	$(787)	(0.1)%

The following table sets forth net sales by product category for the three-month periods ending April 3, 2021, and March 28, 2020:

	Three Months Ended
	April 3, 2021		March 28, 2020
Net sales by category	($ in thousands)
Structural products	$462,409	45%	$240,722	36%
Specialty products	563,060	55%	421,348	64%
Net sales	$1,025,469	100%	$662,070	100%

The following table sets forth gross profit and gross margin percentages by product category for the three-month periods of fiscal 2021 and 2020:

	Three Months Ended
	April 3, 2021	March 28, 2020
Gross profit $ by category	($ in thousands)
Structural products	$71,857	$24,214
Specialty products	108,535	68,995
Gross profit	$180,392	$93,209
Gross margin percentage by category
Structural products	15.5%	10.1%
Specialty products	19.3%	16.4%
Total gross margin %	17.6%	14.1%

First Quarter of Fiscal 2021 Compared to First Quarter of Fiscal 2020

Net sales.  For the first quarter of fiscal 2021, net sales increased 54.9 percent, or $363.4 million, compared to the first quarter of fiscal 2020. The sales increase was primarily a result of wood-based commodity price inflation in our structural category and supply-driven pricing increases in our specialty category, partially offset by a slight decline in sales volume attributable to supply constraints. Persistent imbalances between supply and demand provided pricing momentum that drove pricing up throughout the last nine months past levels where we expected them to begin to affect demand. Product scarcity has reduced resistance to price increases, further amplifying inflation across all product categories.
Gross profit and gross margin.  For the first quarter of fiscal 2021, gross profit increased 93.5 percent, or $87.2 million, compared to the first quarter of fiscal 2020. Gross margin percentage increased to 17.6 percent, for the first quarter of fiscal 2021, compared to 14.1 percent in the first quarter of fiscal 2020. Gross margin percentage increased due to rapidly increasing market pricing, a result of unprecedented demand, paired with abnormally low supply. Additionally, throughout this period lead times for products extended, further promoting higher margins as prices escalated prior to receiving the product.
Selling, general, and administrative expenses.  For the first quarter of fiscal 2021, selling, general, and administrative expenses increased 1.3 percent, or $1.0 million, compared to the first quarter of fiscal 2020. The increase in sales, general, and administrative expenses is primarily due to an increase in our sales commissions of approximately $2.7 million combined with an increase in our variable incentive compensation of approximately $0.9 million, offset by a reduction in our payroll costs of approximately $2.9 million, in addition to other reductions within our operating expenses.
Depreciation and amortization expense. For the first quarter of fiscal 2021, depreciation and amortization expense decreased 2.2 percent, or $0.2 million, compared to the first quarter of fiscal 2020. The decrease in depreciation and amortization expense is due to a lower base of depreciable assets throughout the first quarter of 2021 when compared to the first quarter of fiscal 2020.
Gains from sales of property. For the first quarter of fiscal 2021, gains from sales of property increased $0.8 million compared to the first quarter of 2020 as result of the sale of our non-operating facility in Birmingham during the first quarter of 2021 and no property sales during the first quarter of 2020.
Other operating expenses. For the first quarter of fiscal 2021, other operating expenses decreased $4.1 million compared to the first quarter of fiscal 2020 primarily due to a decrease in spending related to the integration of the Cedar Creek acquisition and lower real estate financing costs compared to those reported in the first quarter of 2020 that were associated with our prior year real estate financing transactions.
Interest expense, net. For the first quarter of fiscal 2021, interest expense, net, increased by 12.9 percent, or $1.9 million, compared to the first quarter of fiscal 2020. The increase is largely attributable to $5.8 million in debt issuance costs expensed in the first quarter of fiscal 2021 related to the extinguishment of our former Term Loan Facility, offset by a reduction in our interest expense resulting from our lower levels of indebtedness combined with favorable benefits from lower LIBOR rates when compared to the prior year.
Other income, net. For the first quarter of fiscal 2021, other income, net, increased $0.1 million compared to the first quarter of fiscal 2020. The increase is due to a higher level of pension benefit cost amortization in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020.
Provision for (benefit from) income taxes. Our effective tax rate was 26.0 percent and 86.5 percent for the first quarter of fiscal 2021 and 2020, respectively. Our effective tax rate for the first quarter of fiscal 2021 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by the benefit from state net operating loss carryforwards we anticipate being able to utilize based on our taxable income through the end of the first quarter of fiscal 2021, combined with a benefit from the vesting of restricted stock units, which occurred during the period. Our effective tax rate for the three months ended March 28, 2020, was primarily impacted by a discrete tax benefit of $3.9 million resulting from the release of the valuation allowance associated with nondeductible interest expense under Section 163(j) of the Internal Revenue Code (“IRC”) as a result of changes allowed under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was enacted on March 27, 2020 which raised the allowable percentage of deductible interest from 30 percent to 50 percent of adjusted taxable income.
Net income (loss). Our net loss improved to net income from the prior year period due primarily to increased gross product margins resulting from price inflation and scarcity of products and overall reduced operating expenses and secondarily to the Company’s policies pursuing increased margins on sales of products.

Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth fiscal quarters are typically our lower volume quarters, due to the impact of less favorable weather on the construction market. Our second and third fiscal quarters are typically our higher volume quarters, reflecting an increase in construction, due to more favorable weather conditions. In past years, assuming no change in underlying inventory costs, our working capital has increased in the fiscal second and third quarters, reflecting general increases in seasonal demand. During the fiscal second and third quarters of 2020, our inventory working capital balance decreased despite increasing commodity prices, reflecting enhancements in our working capital management throughout the year. However, during the fourth quarter of 2020 and the first quarter of 2021, our inventory working capital balance increased largely due to increased sales levels. Due to the COVID-19 pandemic, it remains a possibility that we could experience changes to our typical seasonality trends during the rest of 2021.
Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations and borrowings under our Revolving Credit Facility. We expect that these sources will fund our ongoing cash requirements for the foreseeable future. We believe that our sales in the normal course of our operations, and amounts currently available from our Revolving Credit Facility and other sources, will be sufficient to fund our routine operations, including working capital requirements, for at least the next twelve months.
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
As of April 3, 2021, we had outstanding borrowings of $358.5 million and excess availability of $238.1 million under our Revolving Credit Facility. As of January 2, 2021, had outstanding borrowings of $288.2 million and excess availability of $184.3 million under out Revolving Credit Facility. Our average effective interest rate was 2.4 percent and 2.8 percent for the quarters ended April 3, 2021 and January 2, 2021, respectively. For the quarter ended March 28, 2020, our average effective interest rate was 4.2 percent.
We were in compliance with all covenants under the Revolving Credit Facility as of April 3, 2021.
Term Loan Facility
We previously had a term loan facility that we entered into in April 2018 with HPS Investments Partners, LLC, as administrative and collateral agent, and certain other financial institutions party thereto (the “Term Loan Facility”), with a maturity date of October 13, 2023. The Term Loan Facility provided for a senior secured first lien loan facility in an initial aggregate principal amount of $180 million and was secured by a security interest in substantially all of our assets.
Prepayment premiums associated with the repayment of indebtedness were $0.9 million and $2.1 million for the three-month periods ended April 3, 2021 and March 28, 2020, respectively.

As of January 2, 2021, we had outstanding borrowings of $43.2 million under the Term Loan Facility. On April 2, 2021, we repaid the remaining outstanding principal balance of the Term Loan Facility and, as a result, as of April 3, 2021, we had no outstanding borrowings under the Term Loan Facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million debt issuance costs that we had been amortizing in connection with our former Term Loan Facility. These costs are included within interest expense, net, on the Condensed Consolidated Statements of Operations and reported separately as an adjustment to net income in our Condensed Consolidated Statements of Cash Flows.
Our average interest rate under the facility, exclusive of fees and prepayment premiums, was approximately 8.0 percent for the quarters ended April 3, 2021, and January 2, 2021. For March 28, 2020, our average interest rate under the facility, exclusive of fees and prepayment premiums, was approximately 8.7 percent.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we have completed in recent years. During fiscal 2017 and 2018, we completed real estate financing transactions on six warehouse facilities; during fiscal 2019, we completed real estate financing transactions on two warehouse facilities; and, during fiscal 2020, we completed real estate financing transactions on fourteen warehouse facilities. We recognized finance lease assets and obligations as a result of each of these transactions. In addition, during the first quarter of 2021, we recorded finance leases of $10.2 million related to new tractors put into service as part of our mobile fleet. Our total finance lease commitments, including the properties associated with these transactions, totaled $281.3 million as of April 3, 2021. Of the $281.3 million of finance lease commitments as of April 3, 2021, $243.7 million related to real estate and $37.6 million related to equipment.
Interest Rates
Our Revolving Credit Facility includes available interest rate options based on the London Inter-bank Offered Rate (“LIBOR”). Certain LIBOR rates will be discontinued after 2021, while other rates will be discontinued in 2023. The U.S. and other countries are currently working to replace LIBOR with alternative reference rates. The consequences of these developments with respect to LIBOR cannot be entirely predicted; however, we do not believe that the discontinuation of LIBOR as a reference rate in our loan agreement will have a material adverse effect on our financial position or materially affect our interest expense.

Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first three months of fiscal 2021 was $24.6 million, compared to net cash used in operating activities of $59.2 million in the first three months of fiscal 2020. The decrease in cash used by operating activities during the first three months of fiscal 2021 was primarily a result of the net income for the current year period compared to a loss in the prior year period, combined with an increase in our accounts payable balance compared to the prior year period.
Investing Activities
Net cash provided by investing activities for the first three months of fiscal 2021 was $0.7 million compared to net cash used in investing activities of $1.2 million in the first three months of fiscal 2020. The increase in net cash provided by investing activities was primarily due to proceeds received from the sale of our non-operating facility in Birmingham during the first quarter of 2021.
Financing Activities
Net cash provided by financing activities totaled $24.0 million for the first three months of fiscal 2021, compared to net cash provided by financing activities of $61.3 million for the first three months of fiscal 2020. The decrease in net cash provided by financing activities is primarily due to an increase of $16.8 million in repayments on our Revolving Credit Facility and Term Loan Facility, including the repayment of the remaining outstanding balance on our Term Loan Facility, and reduction of $78.3 million in proceeds from real estate financing transactions completed in the first three months of fiscal 2020, with no such transactions completed in the first three months of fiscal 2021, partially offset by an increase in borrowings of $58.0 million from our Revolving Credit Facility.

Operating Working Capital
Operating working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Operating working capital is defined as the sum of cash, receivables, and inventory, less accounts payable. Management of working capital helps us monitor our progress in meeting our goals to enhance working capital assets.

Selected financial information
	April 3, 2021	January 2, 2021	March 28, 2020
	(In thousands)
Current assets:
Cash	$179	$82	$12,558
Receivables, less allowance for doubtful accounts	418,815	293,643	247,940
Inventories, net	376,423	342,108	378,634
	$795,417	$635,833	$639,132

Current liabilities:
Accounts payable	$218,975	$165,163	$162,398
	$218,975	$165,163	$162,398

Operating working capital	$576,442	$470,670	$476,734

Operating working capital of $576.4 million as of April 3, 2021, compared to $470.7 million as of January 2, 2021, increased on a net basis by approximately $105.8 million. The increase in operating working capital is primarily driven by an increase in accounts receivable and an increase in inventory, both of which continue to be effected by the inflationary environment impacting our net sales and product costs. The net increase in current assets was offset by an increase in accounts payable, also due to the inflation of product costs.
Operating working capital of $576.4 million as of April 3, 2021, compared to $476.7 million as of March 28, 2020, increased by $99.7 million. The increase in operating working capital is primarily driven by an increase in accounts receivable, offset by an increase in accounts payable, both largely due to the inflationary environment impacting our net sales and product costs.

Investments in Capital Assets

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets are included in “Property and equipment, at cost” on our condensed consolidated balance sheet. For the first quarter ended April 3, 2021, we invested $1.1 million in cash in investments in long-lived assets and entered into finance leases related to new tractors put into service as part of our mobile fleet totaling approximately $10.2 million, for a total investment of $11.3 million in capital assets during the quarter.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. There have been no material changes to our critical accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

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
Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2021, and those discussed elsewhere in this report (including Item 1A of Part II of this report) and in future reports that we file with the SEC. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors that may cause these differences include, among other things:
•the risk that we may experience pricing and product cost variability;
•the fact that our earnings are highly dependent on volumes;
•the fact that our industry is highly fragmented and competitive and, that if we are unable to compete effectively, our net sales and operating results may be reduced;
•the fact that our industry is highly cyclical, and prolonged periods of weak demand or excess supply may reduce our net sales and/or margins, which may cause us to incur losses or reduce out net income;
•the risk that adverse housing market conditions may negatively impact our business, liquidity, and results of operations, and increase the credit risk from our customers;
•the full effect of the COVID-19 pandemic on our business is unknown, and it may adversely affect our business and results from operations;
•our ability to effectively manage our inventory relative to our sales volume or as the prices of the products we distribute fluctuate, which could affect our business, financial condition, and operating results;
•information technology security risks and business interruption risks, which may cause us to incur increasing costs in an effort to minimize and/or respond to those risks;
•the risk of increases in petroleum prices, which could adversely affect our results of operations;
•consolidation among competitors, suppliers, and customers could negatively impact our business;
•the risk of disintermediation;
•the risk of loss of key products or key suppliers and manufacturers could affect our financial health;
•our dependence on international suppliers and manufacturers for certain products exposes us to risks that could affect our financial condition;
•business disruptions;
•the risk of exposure to product liability and other claims and legal proceedings related to our business and the products we distribute, which may exceed the coverage of our insurance;
•the risk that our business operations could suffer significant losses from natural disasters, catastrophes, fire, or other unexpected events;
•that fact that a significant percentage of our employees are unionized, and wage increases or work stoppages by our unionized employees may reduce our results of operations;
•the risk that federal, state, local, and other regulations could impose substantial costs and restrictions on our operations that would reduce our net income;
•the fact that we are subject to federal, state, and local environmental protection laws and may have to incur significant costs to comply with these laws and regulations in the future;
•our level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs;
•our cash flows and capital resources may be insufficient to make required payments on our indebtedness or future indebtedness;
•the instruments governing our indebtedness contain various covenants limiting the discretion of our management in operating our business, including requiring us to maintain a minimum level of excess liquidity;
•borrowings under our revolving credit facility bear interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;
•we may still incur more debt, which could increase the risks relating to indebtedness;
•the fact that we have sold and leased back certain of our distribution centers under long-term non-cancelable leases, and may enter into similar transactions in the future;

•the fact that many of our distribution centers are leased, and if we close a leased distribution center, we will still be obligated under the applicable lease;
•changes in our product mix could adversely affect our results of operations;
•the risk of adjustments in the future based on actual development experience because we establish insurance-related deductible/retention reserves based on historical loss development factors;
•our strategy includes pursuing acquisitions, which we may be unsuccessful in making and integrating mergers, acquisitions, and investments, and completing divestitures;
•the risk that the activities of activist stockholders could have a negative impact on our business and results of operations;
•the risk that the value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results;
•the risk that our expected annual effective tax rate could be volatile and materially change as a result of changes in mix of earnings and other factors;
•the risk that changes in actuarial assumptions for our pension plan could impact our financial results, and funding requirements are mandated by the federal government;
•the risk that costs and liabilities related to our participation in multi-employer pension plans could increase;
•the risk that we could be the subject of securities class action litigation due to stock price volatility, which could divert management’s attention and adversely affect our results of operations; and
•the risk that changes in, or interpretation of, accounting principles could result in unfavorable accounting changes.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the first quarter of fiscal 2021, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2021. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, "Item 1A.Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended April 3, 2021:

	Total Number
	of Shares	Average Price
Period	Purchased (1)	Paid Per Share
January 3 - February 6	2,096	$37.10
February 7 - March 6	504	$42.84
March 7 - April 3	—	$—
Total	2,600

(1)		The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above pertain to purchases of common stock by the Company in connection with tax withholding obligations of the Company’s employees upon the vesting of such employees’ restricted stock unit awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: May 4, 2021	By:	/s/ Kelly C. Janzen
Kelly C. Janzen
Senior Vice President and Chief Financial Officer