Form 10-Q
period 2021-07-03
BlueLinx Holdings Inc.
filed 2021-08-03
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2021, there were 9,723,697 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended July 3, 2021

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$1,307,913	$698,776	$2,333,382	$1,360,846
Cost of sales	1,056,741	597,956	1,901,818	1,166,817
Gross profit	251,172	100,820	431,564	194,029
Operating expenses (income):
Selling, general, and administrative	87,010	70,694	162,569	145,281
Depreciation and amortization	7,080	7,063	14,545	14,698
Amortization of deferred gains on real estate	(984)	(984)	(1,967)	(1,967)
Gains from sales of property	—	—	(1,287)	(525)
Other operating expenses	871	1,962	983	6,127
Total operating expenses	93,977	78,735	174,843	163,614
Operating income	157,195	22,085	256,721	30,415
Non-operating expenses (income):
Interest expense, net	9,143	11,535	25,377	25,915
Other expense (income), net	(314)	417	(628)	180
Income before provision for (benefit from) income taxes	148,366	10,133	231,972	4,320
Provision for (benefit from) income taxes	34,908	3,438	56,654	(1,588)
Net income	$113,458	$6,695	$175,318	$5,908

Basic income per share	$11.88	$0.71	$18.44	$0.63
Diluted income per share	$11.61	$0.71	$18.15	$0.63

Comprehensive income:
Net income	$113,458	$6,695	$175,318	$5,908
Other comprehensive income:
Amortization of unrecognized pension gain, net of tax	246	114	485	310
Other	6	19	17	3
Total other comprehensive income	252	133	502	313
Comprehensive income	$113,710	$6,828	$175,820	$6,221

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 3, 2021	January 2, 2021
ASSETS
Current assets:
Cash	$179	$82
Receivables, less allowances of $5,140 and $4,123, respectively	437,217	293,643
Inventories, net	425,714	342,108
Other current assets	36,280	32,581
Total current assets	899,390	668,414
Property and equipment, at cost	307,728	299,935
Accumulated depreciation	(127,252)	(121,223)
Property and equipment, net	180,476	178,712
Operating lease right-of-use assets	49,478	51,142
Goodwill	47,772	47,772
Intangible assets, net	15,830	18,889
Deferred tax assets	68,743	62,899
Other non-current assets	19,093	20,302
Total assets	$1,280,782	$1,048,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227,100	$165,163
Accrued compensation	16,267	24,751
Taxes payable	17,941	7,847
Current maturities of long-term debt, net of debt issuance costs of $0 and $74, respectively	—	1,171
Finance lease liabilities - short-term	6,379	5,675
Operating lease liabilities - short-term	4,936	6,076
Real estate deferred gains - short-term	4,040	4,040
Other current liabilities	13,035	14,309
Total current liabilities	289,698	229,032
Non-current liabilities:
Long-term debt, net of debt issuance costs of $2,184 and $8,936, respectively	318,226	321,270
Finance lease liabilities - long-term	272,817	267,443
Operating lease liabilities - long-term	44,897	44,965
Real estate deferred gains - long-term	76,108	78,009
Pension benefit obligation	20,878	22,684
Other non-current liabilities	24,976	25,635
Total liabilities	1,047,600	989,038
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,709,613 and 9,462,774 outstanding on July 3, 2021 and January 2, 2021, respectively	97	95
Additional paid-in capital	264,963	266,695
Accumulated other comprehensive loss	(35,490)	(35,992)
Accumulated stockholders’ equity (deficit)	3,612	(171,706)
Total stockholders’ equity	233,182	59,092
Total liabilities and stockholders’ equity	$1,280,782	$1,048,130

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Equity (Deficit)	Stockholders’ Equity Total
	Shares	Amount
Balance, January 2, 2021	9,463	$95	$266,695	$(35,992)	$(171,706)	$59,092
Net income	—	—	—	—	61,860	61,860
Foreign currency translation, net of tax	—	—	—	(6)	—	(6)
Impact of pension plan, net of tax	—	—	—	239	—	239
Vesting of restricted stock units	8	—	—	—	—	—
Compensation related to share-based grants	—	—	1,410	—	—	1,410
Repurchase of shares to satisfy employee tax withholdings	(3)	—	(99)	—	—	(99)
Other	—	—	—	17	—	17
Balance, April 3, 2021	9,468	95	268,006	(35,742)	(109,846)	122,513
Net income	—	—	—	—	113,458	113,458
Foreign currency translation, net of tax	—	—	—	6	—	6
Impact of pension plan, net of tax	—	—	—	246	—	246
Vesting of restricted stock units	355	2	—	—	—	2
Compensation related to share-based grants	—	—	1,992	—	—	1,992
Repurchase of shares to satisfy employee tax withholdings	(113)	—	(5,033)	—	—	(5,033)
Other	—	—	(2)	—	—	(2)
Balance, July 3, 2021	9,710	$97	$264,963	$(35,490)	$3,612	$233,182

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit Total
	Shares	Amount
Balance, December 28, 2019	9,366	$94	$260,974	$(34,563)	$(252,588)	$(26,083)
Net loss	—	—	—	—	(787)	(787)
Foreign currency translation, net of tax	—	—	—	3	—	3
Impact of pension plan, net of tax	—	—	—	196	—	196
Vesting of restricted stock units	2	—	—	—	—	—
Compensation related to share-based grants	—	—	1,004	—	—	1,004
Repurchase of shares to satisfy employee tax withholdings	(1)	—	(7)	—	—	(7)
Other	—	—	9	(19)	—	(10)
Balance, March 28, 2020	9,367	94	261,980	(34,383)	(253,375)	(25,684)
Net income	—	—	—	—	6,695	6,695
Foreign currency translation, net of tax	—	—	—	17	—	17
Impact of pension plan, net of tax	—	—	—	114	—	114
Vesting of restricted stock units	122	1	—	—	—	1
Compensation related to share-based grants	—	—	854	—	—	854
Repurchase of shares to satisfy employee tax withholdings	(28)	—	(247)	—	—	(247)
Other	—	—	—	2	—	2
Balance, June 27, 2020	9,461	$95	$262,587	$(34,250)	$(246,680)	$(18,248)

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$175,318	$5,908
Adjustments to reconcile net income to cash provided by operations:
Provision for (benefit from) income taxes	56,654	(1,588)
Depreciation and amortization	14,545	14,698
Amortization of debt issuance costs	1,032	1,903
Adjustments to debt issuance costs associated with term loan	5,791	—
Gains from sales of property	(1,287)	(525)
Amortization of deferred gains from real estate	(1,967)	(1,967)
Share-based compensation	3,402	1,858
Changes in operating assets and liabilities:
Accounts receivable	(143,574)	(71,770)
Inventories	(83,606)	31,827
Accounts payable	61,937	26,572
Prepaid and other current assets	(4,509)	(3,200)
Other assets and liabilities	(61,135)	9,185
Net cash provided by operating activities	22,601	12,901

Cash flows from investing activities:
Proceeds from sale of assets	2,100	102
Property and equipment investments	(2,900)	(1,752)
Net cash used in investing activities	(800)	(1,650)

Cash flows from financing activities:
Borrowings on revolving credit facilities	638,183	350,236
Repayments on revolving credit facilities	(606,019)	(354,509)
Repayments on term loan	(43,204)	(77,852)
Proceeds from real estate financing transactions	—	78,263
Debt financing costs	(861)	(2,665)
Repurchase of shares to satisfy employee tax withholdings	(5,132)	(254)
Principal payments on finance lease liabilities	(4,671)	(4,583)
Net cash used in financing activities	(21,704)	(11,364)

Net change in cash	97	(113)
Cash at beginning of period	82	11,643
Cash at end of period	$179	$11,530

Supplemental Cash Flow Information
Net income tax payment (refunds) during the period	$52,615	$(223)
Interest paid during the period	$18,744	$24,416

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2021
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). We derived the condensed consolidated balance sheet at July 3, 2021, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (the “Fiscal 2020 Form 10-K”), as filed with the Securities and Exchange Commission on March 3, 2021. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations and comprehensive income for the three- and six-months ended July 3, 2021, and June 27, 2020, our balance sheets at July 3, 2021, and January 2, 2021, our statements of stockholders’ equity (deficit) for the six months ended July 3, 2021, and June 27, 2020, and our statements of cash flows for the six months ended July 3, 2021, and June 27, 2020.

We have condensed or omitted certain notes and other information from the interim condensed consolidated financial statements presented in this report. Therefore, these condensed consolidated interim financial statements should be read in conjunction with the Fiscal 2020 Form 10-K. In addition, certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not impact operating income or consolidated net income. The results for the three- and six-months ended July 3, 2021 are not necessarily indicative of results that may be expected for the full year ending January 1, 2022, or any other interim period.
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
Reclassification of Prior Period Presentation
We have reclassified certain costs within the Condensed Consolidated Statements of Operations and Comprehensive Income for the three- and six-months ended June 27, 2020, from selling, general and administrative to amortization of deferred gains on real estate. These amounts relate to the amortization of deferred gains from real estate transactions in 2017 and 2018. Refer to Note 9, Leases. Additionally, we reclassified amounts in other comprehensive income from foreign currency translation, net of tax, to other, for the six-months ended July 3, 2021, and three- and six-months ended June 27, 2020.

We have reclassified certain payables within the Condensed Consolidated Balance Sheets for the year ended January 2, 2021, from other current liabilities to taxes payable. These payables relate to amounts due to various tax authorities.
Recently Adopted Accounting Standards
Income Taxes. In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards

Codification (“ASC”) 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in this standard are effective for interim periods and fiscal years beginning after December 15, 2020. Early adoption is permitted. We adopted this standard for the first fiscal quarter of 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
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
Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, “Fair Value (“FV”) Measurement (Topic 820).” In addition to making certain modifications, the standard removed the requirements to disclose: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the FV hierarchy; (ii) the policy for timing transfers between levels; and (iii) the valuation process for Level 3 FV measurements. The standard requires public entities to disclose: (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 FV measurements held at the end of the reporting period; and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 FV measurements. The additional disclosure requirements are applied prospectively for the most recent interim or annual period presented in the fiscal year of adoption. All other amendments are applied retrospectively to all periods presented. We adopted this standard effective December 29, 2019, the first day of our 2020 fiscal year. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
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

2. Inventories

Our inventories consist almost entirely of finished goods inventory, with an immaterial amount of work-in-process inventory. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at the lower of cost and net realizable value, which also considers items that may be considered damaged, excess, and obsolete inventory. For the three- and six-month periods ended July 3, 2021, we recorded a lower of cost or net realizable value reserve of $16.7 million resulting from the decrease in value of our structural lumber inventory related to the decline in wood-based commodity prices during the second quarter of 2021.
3. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek, we acquired certain intangible assets. As of July 3, 2021, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.

Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations. As of July 3, 2021, goodwill was $47.8 million.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. No such indicators were present during the second quarter of fiscal 2021. Our one reporting unit has a fair value that exceeds its carrying value as of July 3, 2021.
Definite-Lived Intangible Assets
On July 3, 2021, the gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets were as follows:

Intangible Asset	Weighted Average Remaining Useful Lives	Gross Carrying Amounts	Accumulated Amortization (1)	Net Carrying Amounts
	(Years)	(In thousands)
Customer relationships	9	$25,500	$(11,297)	$14,203
Noncompete agreements	1	8,254	(6,627)	1,627
Trade names	< 1	6,826	(6,826)	—
Total		$40,580	$(24,750)	$15,830

(1) Intangible assets, except customer relationships, are amortized on a straight-line basis. Customer relationships are amortized on a double declining balance method.
During the second quarter of 2021, our trade names intangible asset became fully amortized.
Amortization Expense
Amortization expense for our definite-lived intangible assets was $1.2 million and $3.1 million for the three- and six-month periods ended July 3, 2021, respectively. For the three- and six-month periods ended June 27, 2020, amortization expense was $1.8 million and $3.8 million, respectively.
Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2021 and the next five fiscal years is as follows:

Fiscal year	Estimated Amortization
(In thousands)
2021	$2,261
2022	2,763
2023	1,807
2024	1,505
2025	1,423
2026	1,423

4. Revenue Recognition
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

	Three Months Ended		Six Months Ended
Product type	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)		(In thousands)
Structural products	$632,724	$249,542	$1,095,571	$490,310
Specialty products	675,189	449,234	1,237,811	870,536
Total net sales	$1,307,913	$698,776	$2,333,382	$1,360,846

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

	Three Months Ended		Six Months Ended
Sales channel	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)		(In thousands)
Warehouse and reload	$1,062,149	$601,279	$1,911,569	$1,163,472
Direct	265,280	107,848	456,409	217,129
Customer discounts and rebates	(19,516)	(10,351)	(34,596)	(19,755)
Total net sales	$1,307,913	$698,776	$2,333,382	$1,360,846

5. Assets Held for Sale

As of July 3, 2021, and January 2, 2021, the net book value of total assets held for sale was $0.9 million and $1.3 million, respectively, and was included in “Other current assets” in our Condensed Consolidated Balance Sheets. Only one of our non-operating properties was designated as “held for sale” as of July 3, 2021. This property is a former distribution facility located in Houston, Texas. We vacated this property and designated it as held for sale during fiscal 2020. We continue to actively market this property, and we plan to sell this property within the next 12 months.

6. Long-Term Debt

As of July 3, 2021, and January 2, 2021, long-term debt consisted of the following:

Debt categories	July 3, 2021	January 2, 2021
	(In thousands)
Revolving Credit Facility (1)	$320,410	$288,247
Term Loan Facility (2)	—	43,204
Finance lease obligations (3)	279,196	273,118
	599,606	604,569
Unamortized debt issuance costs	(2,184)	(9,010)
	597,422	595,559
Less: current maturities of long-term debt	6,379	6,846
Long-term debt, net of current maturities	$591,043	$588,713

(1) The average effective interest rate was 2.5 percent and 2.8 percent for the quarters ended July 3, 2021 and January 2, 2021, respectively.
(2) The average interest rate, exclusive of fees and prepayment premiums, was 8.0 percent for the quarter ended January 2, 2021.
(3) Refer to Note 9, Leases, for interest rates associated with finance lease obligations.

Revolving Credit Facility

We have a revolving credit facility that we entered into in April 2018 with Wells Fargo Bank, National Association, as administrative agent (“the Agent”), and certain other financial institutions party thereto (the “Revolving Credit Facility”), with a maturity date of October 10, 2022. The Revolving Credit facility includes a committed senior secured asset-based revolving loan and letter of credit facility of up to $600 million, and an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $150 million. Our obligations under the Revolving Credit Facility are secured by a security interest in substantially all of our assets other than real property.

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
As of July 3, 2021, we had outstanding borrowings of $320.4 million and excess availability of $276.2 million under our Revolving Credit Facility. As of January 2, 2021, we had outstanding borrowings of $288.2 million and excess availability of $184.3 million under our Revolving Credit Facility. Our average effective interest rate under the facility was 2.5 percent and 2.8 percent for the quarters ended July 3, 2021 and January 2, 2021, respectively. For the quarter ended June 27, 2020, our average effective interest rate under the Revolving Credit Facility was 3.1 percent.
The Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the Revolving Credit Facility as of July 3, 2021.

On August 2, 2021, we entered into a Second Amendment (“the Amendment”) to the Revolving Credit Facility. The Amendment amends the Revolving Credit Facility to, among other things, (i) extend the maturity date of the facility from October 10, 2022, to August 2, 2026, (ii) reduce the interest rate on borrowings under the facility, (iii) amend the borrowing base to include a certain portion of the assets of acquired companies prior to the conduct of a field exam or appraisals thereof by

Wells Fargo, (iv) modify certain definitions and various affirmative and negative covenants to provide additional flexibility for the Company, and (v) add customary LIBOR replacement language. For more information on the Amendment, refer to Note 14, Subsequent Event.

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

As of January 2, 2021, we had outstanding borrowings of $43.2 million under the Term Loan Facility. On April 2, 2021, we repaid the remaining outstanding principal balance of the Term Loan Facility, and, as a result, as of July 3, 2021, we had no outstanding borrowings under the Term Loan Facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million of debt issuance costs during the first quarter of 2021 that we had been amortizing in connection with our former Term Loan Facility. These costs are included within interest expense, net, on the Condensed Consolidated Statements of Operations and reported separately as an adjustment to net income in our Condensed Consolidated Statements of Cash Flows. Our average interest rate under the facility, exclusive of fees and prepayment premiums, was approximately 8.0 percent for the quarter ended January 2, 2021.

Finance Lease Obligations

Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 9, Leases.

7. Net Periodic Pension Benefit
The following table shows the components of our net periodic pension benefit:

	Three Months Ended		Six Months Ended
Pension-related items	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)		(In thousands)
Service cost (1)	$—	$—	$—	$—
Interest cost on projected benefit obligation	505	723	1,010	1,446
Expected return on plan assets	(1,140)	(1,210)	(2,280)	(2,420)
Amortization of unrecognized gain	321	263	642	526
Net periodic pension benefit	$(314)	$(224)	$(628)	$(448)
(1) Service cost is not a part of our net periodic pension benefit as our pension plan is frozen for all participants.
The net periodic pension benefit is included in other expense (income), net, in our Condensed Consolidated Statement of Operations and Comprehensive Income.
8. Stock Compensation
During the three- and six-month periods ended July 3, 2021, we incurred stock compensation expense of $2.0 million and $3.4 million, respectively. For the three- and six-month periods ended June 27, 2020, we incurred stock compensation expense of $0.9 million and $1.9 million. The increase in our stock compensation expense for the three- and six-month periods are attributable to having more outstanding equity-based awards during this period than in the prior year and the vesting of awards in connection with the departure of certain employees.
9. Leases
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

During 2017 and 2018, we entered into real estate financing transactions on warehouse facilities in Tampa, FL; Ft. Worth, TX; Bellingham, PA; Frederick, MD; Lawrenceville, GA; and Raleigh, NC. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, we entered into long-term leases on the properties for initial terms of 15 years with multiple 5-year renewal options, with one having a single 10-year renewal option. We accounted for these transactions in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 840, which was the lease accounting standard in effect at the inception of these arrangements. We have recorded these transactions as finance lease liabilities on our balance sheet. As of July 3, 2021, and January 2, 2021, total unrecognized deferred gains related to these transactions were $80.1 million and $82.0 million, respectively.

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

During the first and second quarters of 2021, we recorded finance leases of $10.2 million and $0.3 million, respectively, related to new tractors put into service as part of our mobile fleet. These leases were entered into for a period of four years each.

Additionally, during the second quarter of 2021, we recorded operating leases totaling $5.0 million related to warehouse facilities in Milwaukee, WI, and Statesville, NC. Each lease was entered into for an initial period of ten years, and has two five-year renewal options.

The following table presents our assets and liabilities related to our leases as of July 3, 2021 and January 2, 2021:

Lease assets and liabilities		July 3, 2021	January 2, 2021
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$49,478	$51,142
Finance lease right-of-use assets (1)	Property and equipment, net	152,510	148,561
Total lease right-of-use assets		$201,988	$199,703

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$4,936	$6,076
Finance lease liabilities	Finance lease liabilities - short term	6,379	5,675
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	44,897	44,965
Finance lease liabilities	Finance lease liabilities - long term	272,817	267,443
Total lease liabilities		$329,029	$324,159
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $66.8 million and $58.6 million as of July 3, 2021 and January 2, 2021, respectively.
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
Components of lease expense	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)		(In thousands)
Operating lease cost:	$2,934	$2,977	$5,984	$6,098
Finance lease cost:
Amortization of right-of-use assets	$4,210	$3,513	$8,197	$6,878
Interest on lease liabilities	6,241	6,557	12,399	12,721
Total finance lease costs	$10,451	$10,070	$20,596	$19,599
Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
Cash flow information	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)		(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,807	$2,860	$5,372	$5,663
Operating cash flows from finance leases	6,241	6,557	12,399	12,721
Financing cash flows from finance leases	$2,542	$2,403	$4,671	$4,583
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$5,106	$—	$5,106	$—
Finance leases	$338	$—	$10,549	$—

Supplemental balance sheet information related to leases was as follows:

Balance sheet information	July 3, 2021	January 2, 2021
	(In thousands)
Finance leases
Property and equipment	$219,264	$207,147
Accumulated depreciation	(66,754)	(58,586)
Property and equipment, net	$152,510	$148,561
Weighted Average Remaining Lease Term (in years)
Operating leases	10.94	11.14
Finance leases	16.19	16.08
Weighted Average Discount Rate
Operating leases	8.98%	9.28%
Finance leases	9.83%	9.87%
The major categories of our finance lease liabilities as of July 3, 2021 and January 2, 2021 are as follows:

Category	July 3, 2021	January 2, 2021
	(In thousands)
Equipment and vehicles	$36,080	$29,434
Real estate	243,116	243,684
Total finance leases	$279,196	$273,118
As of July 3, 2021, maturities of lease liabilities were as follows:

Fiscal year	Operating leases	Finance leases
	(In thousands)
2021	$10,429	$16,744
2022	9,589	32,495
2023	8,349	32,191
2024	7,877	31,575
2025	7,878	27,850
Thereafter	43,766	380,072
Total lease payments	$87,888	$520,927
Less: imputed interest	(38,055)	(241,731)
Total	$49,833	$279,196

On January 2, 2021, maturities of lease liabilities were as follows:

Fiscal year	Operating leases	Finance leases
	(In thousands)
2021	$11,215	$30,159
2022	9,161	29,453
2023	8,400	29,189
2024	7,283	28,649
2025	7,392	28,102
Thereafter	44,092	380,511
Total lease payments	$87,543	$526,063
Less: imputed interest	(36,502)	(252,945)
Total	$51,041	$273,118

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
Collective Bargaining Agreements
As of July 3, 2021, we employed approximately 2,100 employees and less than 1 percent of our employees are employed on a part-time basis. Approximately 23 percent of our employees were represented by various local labor unions with terms and conditions of employment subject to Collective Bargaining Agreements (“CBAs”) negotiated between the Company and local labor unions. Six CBAs covering approximately six percent of our employees are up for renewal in fiscal 2021, with two having been successfully renegotiated earlier this year. We expect to renegotiate the remaining CBAs by the end of the year.
11. Accumulated Other Comprehensive Loss
Comprehensive income includes both net income and other comprehensive income. Other comprehensive income results from items deferred from recognition into our Condensed Consolidated Statements of Operations and Comprehensive Income. Accumulated other comprehensive loss is separately presented on our Condensed Consolidated Balance Sheets as part of stockholders’ equity.
The changes in balances for each component of accumulated other comprehensive loss for the six months ended July 3, 2021, were as follows:

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
	(In thousands)
January 2, 2021, beginning balance, net of tax	$660	$(36,855)	$203	$(35,992)
Other comprehensive income, net of tax (1)	—	485	17	502
July 3, 2021, ending balance, net of tax	$660	$(36,370)	$220	$(35,490)

(1) For the six months ended July 3, 2021, the actuarial gain recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income as a component of net periodic pension benefit was $0.7 million, net of tax of $0.2 million. Please see Note 7, Net Periodic Pension Benefit, for further information.

12. Income Taxes

Effective Tax Rate

Our effective tax rate for the three months ended July 3, 2021, and June 27, 2020, was 23.5 percent and 33.9 percent, respectively. Our effective tax rate for the six months ended July 3, 2021, and June 27, 2020, was 24.4 percent and (36.8) percent, respectively.

Our effective tax rate for the three- and six-months ended July 3, 2021 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by the partial release of the valuation allowance for state net operating loss carryforwards we anticipate being able to utilize based on our taxable income through the end of the second quarter of fiscal 2021, combined with a benefit from the vesting of restricted stock units, which occurred during the period.

Our effective tax rate for the three- and six-months ended June 27, 2020 was primarily impacted by a discrete tax benefit of $3.9 million resulting from the release of the valuation allowance associated with nondeductible interest expense under Section 163(j) of the Internal Revenue Code (“IRC”) as a result of changes allowed under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was enacted on March 27, 2020 which raised the allowable percentage of deductible interest from 30 percent to 50 percent of adjusted taxable income. Our effective tax rate for the same periods was further impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses, combined with expense related to the vesting of restricted stock units.

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

In addition to the positive evidence discussed above, we considered as positive evidence forecasted taxable income, the detail scheduling of timing of the reversal of our deferred tax assets and liabilities, and the evidence from business and tax planning strategies. As of July 3, 2021, in our evaluation of the weight of available evidence, we concluded that our net deferred tax assets were not impaired.

13. Income per Share
We calculate basic income per share by dividing net income by the weighted average number of common shares outstanding. We calculate diluted income per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units.

The reconciliation of basic net income and diluted net income per common share for the three- and six-month periods ended July 3, 2021, and June 27, 2020, were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$113,458	$6,695	$175,318	$5,908

Weighted average shares outstanding - basic	9,549	9,395	9,507	9,381
Dilutive effect of share-based awards	226	7	150	2
Weighted average share outstanding - diluted	9,775	9,402	9,657	9,383

Basic income per share	$11.88	$0.71	$18.44	$0.63
Diluted income per share	$11.61	$0.71	$18.15	$0.63
14. Subsequent Event
On August 2, 2021, we amended the Revolving Credit Facility by entering into a Second Amendment (the “Amendment”) to the Amended and Restated Credit Agreement among the Company, certain of the Company’s subsidiaries, as borrowers (together with the Company, the “Borrowers”) or guarantors thereunder, Wells Fargo Bank, National Association, in its capacity as administrative agent (“Agent”), and certain other financial institutions party thereto (as amended, supplemented or modified from time to time, the “Credit Agreement”).

The Amendment amends the Credit Agreement to, among other things, (i) extend the maturity date of the Revolving Credit Facility from October 10, 2022, to August 2, 2026, (ii) amend the Borrowing Base (as such term is defined in the Credit Agreement) to include a certain portion of the assets of acquired companies prior to the conduct of a field exam or appraisals thereof by the Agent, (iii) modify certain definitions and various affirmative and negative covenants in the Credit Agreement to provide additional flexibility for the Company, and (iv) add customary LIBOR replacement language.

In addition, as amended, the Credit Agreement provides for interest on borrowings under the Revolving Credit Facility at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.25 percent to 1.75 percent, with the amount of such margin determined based upon the average of the Borrowers’ excess availability for the immediately preceding fiscal quarter as calculated by the Agent, for loans based on LIBOR, or (ii) the base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the amount of such margin determined based upon the average of the Borrowers’ excess availability for the immediately preceding fiscal quarter as calculated by the Agent, for loans based on the base rate, reflecting a decrease of 0.50 percent to the upper limit of each respective margin tier.

All other material terms of the Credit Agreement, as amended, remain unchanged.

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
We distribute products in two principal categories: specialty products and structural products. Specialty products include primarily engineered wood products, moulding, siding and trim, cedar, metal products (excluding rebar and remesh), and insulation. Specialty products represented between 49 percent and 60 percent of our net sales over the past twelve months. Structural products include primarily plywood, oriented strand board, rebar and remesh, lumber, spruce and other wood products primarily used for structural support in construction projects. Structural products represented between 40 percent and 51 percent of our net sales over the past twelve months.
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
Recent Developments - Update on Impact of COVID-19 Pandemic
On March 11, 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. In response to the pandemic, governmental authorities around the world implemented numerous measures to combat the virus, such as travel bans and restrictions, quarantines, “shelter-in-place” orders, and business shutdowns. These measures had a significant adverse impact on many sectors of the economy, including distribution services. However, throughout the pandemic, our business was designated as “essential,” and we were able to continue to operate and provide services to our customers and suppliers. In many states in which we operate, many of these restrictions have lapsed or been rescinded, and as vaccines have become widely available in many parts of the United States and other major countries around the world, the impact of the pandemic has subsided to some degree. However, as a result of the rise of the COVID-19 variants in certain parts of the United States, some governmental authorities are considering the re-institution of various restrictive measures.

The extent of the impact of the pandemic on our business and sales for the remaining six months of 2021 will depend on future developments, including, among others, the extent and scope of the rise of existing and additional COVID-19 variants, the success of vaccination efforts, the success of actions taken by governmental authorities to contain these variants and the pandemic and address their impact, the overall duration of the pandemic, the success of local return to work and business reopening plans, and the impact the COVID-19 pandemic has on demand in the markets we service. The trajectory of the pandemic continues to evolve rapidly, and we cannot predict the extent to which our financial condition, results of operations, or cash flows will ultimately be impacted. We are closely monitoring the development and spread of COVID-19 variants, the impact of the pandemic on industry conditions, the progress of local return to office and reopening plans, and any pandemic-related restrictions. We are in the process of implementing return to work plans for our corporate headquarters and warehouse facilities, and we continue to practice safety and hygiene protocols consistent with the Center for Disease Control and Prevention (“CDC”) and local guidance.
Industry Conditions
Many of the factors that cause our operations to fluctuate have been seasonal or cyclical in nature and we expect that to continue.

Our operating results are affected by commodity markets, primarily in the markets for wood-based commodities that we classify as structural products. Due to supply constraints, lumber and panel commodity index prices started increasing during the third quarter of 2020 and they continued to increase into the second quarter of 2021. Wood-based commodity index prices remained at elevated levels at the beginning of the second quarter as supply constraints continued. Towards the end of the second quarter, lumber commodity pricing decreased as supply increased. However, the increase in supply was limited to lumber inventories and panel commodity prices remained at elevated levels.

Historically, our operating results have also been generally correlated with the level of single-family residential housing starts in the U.S. However, at any time, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence. The COVID-19 pandemic had a significant negative effect on single family housing starts during the first half of 2020. However, housing starts have rebounded since the third quarter of 2020. The U.S. Census Bureau reported that single family housing starts were up 42 percent for the second quarter of 2021 compared to the second quarter of 2020. During the second quarter of 2021, housing starts grew 54 percent in April, 48 percent in May, and 28 percent in June, all compared to the same months in 2020. Additionally, June 2021 data from the National Association of Home Builders/Wells Fargo Housing Market Index shows a positive outlook in builder confidence in the market for newly built single-family homes. Low interest rates, shortages in existing home inventory, and a potential growing trend toward relocating away from populated metropolitan areas to areas with single-family homes may help drive long-term improvement in single-family housing starts.

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

Results of Operations
The following table sets forth our results of operations for the second quarter of fiscal 2021 and fiscal 2020:

	Second Quarter of Fiscal 2021	% of Net Sales	Second Quarter of Fiscal 2020	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$1,307,913	100.0%	$698,776	100.0%
Gross profit	251,172	19.2%	100,820	14.4%
Selling, general, and administrative	87,010	6.7%	70,694	10.1%
Depreciation and amortization	7,080	0.5%	7,063	1.0%
Amortization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Gains from sales of property	—	—%	—	—%
Other operating expenses	871	0.1%	1,962	0.3%
Operating income	157,195	12.0%	22,085	3.2%
Interest expense, net	9,143	0.7%	11,535	1.7%
Other expense (income), net	(314)	0.0%	417	0.1%
Income before provision for income taxes	148,366	11.3%	10,133	1.5%
Provision for income taxes	34,908	2.7%	3,438	0.5%
Net income	$113,458	8.7%	$6,695	1.0%

The following table sets forth our results of operations for the first six-month periods of fiscal 2021 and fiscal 2020:

	First Six Months of Fiscal 2021	% of Net Sales	First Six Months of Fiscal 2020	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$2,333,382	100.0%	$1,360,846	100.0%
Gross profit	431,564	18.5%	194,029	14.3%
Selling, general, and administrative	162,569	7.0%	145,281	10.7%
Depreciation and amortization	14,545	0.6%	14,698	1.1%
Amortization of deferred gains on real estate	(1,967)	(0.1)%	(1,967)	(0.1)%
Gains from sales of property	(1,287)	(0.1)%	(525)	0.0%
Other operating expenses	983	0.0%	6,127	0.5%
Operating income	256,721	11.0%	30,415	2.2%
Interest expense, net	25,377	1.1%	25,915	1.9%
Other expense (income), net	(628)	0.0%	180	0.0%
Income before provision for (benefit from) income taxes	231,972	9.9%	4,320	0.3%
Provision for (benefit from) income taxes	56,654	2.4%	(1,588)	(0.1)%
Net income	$175,318	7.5%	$5,908	0.4%

The following table sets forth net sales by product category for the three- and six-month periods ending July 3, 2021, and June 27, 2020:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales by category	($ in thousands)		($ in thousands)
Structural products	$632,724	$249,542	$1,095,571	$490,310
Specialty products	675,189	449,234	1,237,811	870,536
Net sales	$1,307,913	$698,776	$2,333,382	$1,360,846
Percentage of total net sales by category
Structural products	48%	36%	47%	36%
Specialty products	52%	64%	53%	64%
Total	100%	100%	100%	100%

The following table sets forth gross profit and gross margin percentages by product category for the three- and six-month periods of fiscal 2021 and 2020:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gross profit $ by category	($ in thousands)		($ in thousands)
Structural products	$86,177	$23,089	$158,034	$47,308
Specialty products	164,995	77,731	273,530	146,721
Gross profit	$251,172	$100,820	$431,564	$194,029
Gross margin percentage by category
Structural products	13.6%	9.3%	14.4%	9.6%
Specialty products	24.4%	17.3%	22.1%	16.9%
Total gross margin %	19.2%	14.4%	18.5%	14.3%

Second Quarter of Fiscal 2021 Compared to Second Quarter of Fiscal 2020

Net sales.  For the second quarter of fiscal 2021, net sales increased 87.2 percent, or $609.1 million, compared to the second quarter of fiscal 2020. The sales increase was primarily a result of supply-driven pricing increases in our specialty products category and wood-based commodity price inflation in our structural products category, partially offset by a slight decline in structural sales volume attributable to supply constraints and commodity risk management. In our specialty products categories, sales volumes increased overall versus the prior-year period primarily driven by engineered wood, industrial products, and siding categories, offset by decreases in specialty lumber. Supply disruption continued for many of our specialty product categories which contributed to progressive price increases throughout the second quarter, which when combined with the improvement in sales volumes, resulted in significant net sales growth. In our structural products category, imbalances between supply and demand continued throughout most of the second quarter of fiscal 2021, but started to align toward the end of the second quarter, driving lumber commodity prices down in late May and during the month of June. Panel commodity prices, however, did not experience the same price decreases during the period.
Gross profit and gross margin.  For the second quarter of fiscal 2021, gross profit increased 149.1 percent, or $150.4 million, compared to the second quarter of fiscal 2020. Gross margin percentage increased to 19.2 percent, for the second quarter of fiscal 2021, compared to 14.4 percent in the second quarter of fiscal 2020. Gross margin percentage increased due to the overall continued increase in market pricing compared to the same period in the prior year, which is a result of demand continuing to exceed supply. Gross margin percentages for our specialty products increased to 24.4 percent for the second quarter of fiscal 2021, compared to 17.3 percent in the second quarter of fiscal 2020. Specialty gross profit also benefited from increased volume in our engineered wood, industrial products, and siding categories in the second quarter of fiscal 2021.
Gross margin percentages for our structural products increased to 13.6 percent for the second quarter of fiscal 2021, compared to 9.3 percent in the second quarter of fiscal 2020. Our structural gross margin for the second quarter of fiscal 2021 was impacted by a lower of cost or net realizable reserve of $16.7 million resulting from the decline in value of our structural lumber inventory related to the decrease in wood-based commodity prices during the period. This reserve will be included in structural gross profit in the third quarter of fiscal 2021 as the inventory associated with the adjustment is sold to customers.

Selling, general, and administrative expenses.  For the second quarter of fiscal 2021, selling, general, and administrative expenses increased 23.1 percent, or $16.3 million, compared to the second quarter of fiscal 2020. The increase in sales, general, and administrative expenses is due to increases in our sales commissions and incentives of approximately $8.4 million, warehouse and delivery costs of approximately $4.9 million, and general and administrative costs of approximately $3.0 million.
Depreciation and amortization expense. For the second quarter of fiscal 2021, depreciation and amortization expense increased 0.2 percent, compared to the second quarter of fiscal 2020. The increase in depreciation and amortization is due to additional depreciation related the new trucks added to our mobile fleet under finances leases in the first quarter of 2021, which was partially offset by a lower base of depreciable assets throughout the second quarter of 2021 when compared to the second quarter of fiscal 2020.
Other operating expenses. For the second quarter of fiscal 2021, other operating expenses decreased 55.6 percent, or $1.1 million, compared to the second quarter of fiscal 2020 primarily due to a decrease in spending related to the integration of the Cedar Creek acquisition and restructuring related costs reported in the second quarter of 2020.
Interest expense, net. For the second quarter of fiscal 2021, interest expense, net, decreased by 20.7 percent, or $2.4 million, compared to the second quarter of fiscal 2020. The decrease is primarily due to the reduction of debt, including the repayment in full of our former Term Loan Facility at the end of the first quarter of 2021, under which borrowings bore a higher interest rate than under our Revolving Credit Facility.
Other expense (income), net. For the second quarter of fiscal 2021, other expense (income), net, decreased $0.7 million compared to the second quarter of fiscal 2020. The decrease is due to a higher level of pension benefit amortization in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, offset by the absence of other immaterial expenses incurred in the prior year period.
Provision for income taxes. Our effective tax rate was 23.5 percent and 33.9 percent for the second quarter of fiscal 2021 and 2020, respectively. Our effective tax rate for the second quarter of fiscal 2021 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by a benefit from the vesting of restricted stock units, which occurred during the period. Our effective tax rate for the second quarter of fiscal 2020 was primarily impacted by a discrete tax benefit of $3.9 million resulting from the release of the valuation allowance associated with nondeductible interest expense under Section 163(j) of the Internal Revenue Code (“IRC”) as a result of changes allowed under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was enacted on March 27, 2020 which raised the allowable percentage of deductible interest from 30 percent to 50 percent of adjusted taxable income. Our effective tax rate for the same periods was further impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses.
Net income. Our net income increased by $106.8 million from the prior year period due primarily to increased sales and gross product margins resulting from price inflation.
First Six Months of Fiscal 2021 Compared to First Six Months of Fiscal 2020
Net sales.  For the first six months of fiscal 2021, net sales increased 71.5 percent, or $972.5 million, compared to the first six months of fiscal 2020. The sales increase was primarily a result of supply-driven pricing increases in our specialty products category and wood-based commodity price inflation in our structural products category, partially offset by a slight decline in overall sales volume generally attributable to supply constraints. In our specialty products category, sales volumes increased overall primarily driven by engineered wood, industrial products, and siding categories, offset by decreases in specialty lumber. Supply disruptions continued for many of our specialty product categories which contributed to progressive price increases throughout the first six months of fiscal 2021, which when combined with the improvement in sales volumes resulted in improved net sales growth. In our structural products category, demand continued to exceed supply throughout most of the first six months of fiscal 2021, but started to align toward the end of first six months of fiscal 2021, driving lumber commodity prices down in late May and during the month of June. Panel commodity prices, however, did not experience the same price decreases during the period.
Gross profit and gross margin.  For the first six months of fiscal 2021, gross profit increased 122.4 percent, or $237.5 million, compared to the first six months of fiscal 2020. Gross margin percentage increased to 18.5 percent, for the first six months of fiscal 2021, compared to 14.3 percent for the first six months of fiscal 2020. Gross margin percentage increased due to the overall continued increase in market pricing compared to the same period in the prior year, which is a result of a continued

increase in demand, paired with continued low supply. Gross margin percentages for our specialty products increased to 22.1 percent for the first six months of fiscal 2021, compared to 16.9 percent in the first six months of fiscal 2020.
Gross margin percentages for our structural products increased to 14.4 percent for the first six months of fiscal 2021, compared to 9.6 percent in the first six months of fiscal 2020. Our structural gross margin for the first six months of fiscal 2021 was impacted by a lower of cost or net realizable value reserve of $16.7 million resulting from the decline in value of our structural lumber inventory related to the decrease in wood-based commodity prices during the second quarter of fiscal 2021. This reserve will be included in structural gross profit in the third quarter of fiscal 2021 as the inventory associated with the adjustment is sold to customers.
Selling, general, and administrative expenses.  For the first six months of fiscal 2021, selling, general, and administrative expenses increased 11.9 percent, or $17.3 million, compared to the first six months of fiscal 2020. The increase in sales, general, and administrative expenses is due to increases in our sales commissions and incentives of approximately $11.7 million, warehouse and delivery costs of approximately $1.0 million, and general and administrative costs of approximately $4.6 million.
Depreciation and amortization expense. For the first six months of fiscal 2021, depreciation and amortization expense decreased 1.0 percent, or $0.2 million, compared to the first six months of fiscal 2020. The decrease in depreciation and amortization expense is due to a lower base of depreciable assets throughout the first six months of fiscal 2021 when compared to the first six months of fiscal 2020.
Gains from sales of property. For the first six months of fiscal 2021, gains from sales of property increased $0.8 million compared to the first six months of fiscal 2020 due to the sale of our non-operating facility in Birmingham during the first quarter of 2021 and no property sales during the first six months of fiscal 2020.
Other operating expenses. For the first six months of fiscal 2021, other operating expenses decreased 84.0 percent, or $5.1 million, compared to the first six months of fiscal 2020 primarily due to a decrease in spending related to the integration of the Cedar Creek acquisition and restructuring related costs reported during the first six months of fiscal 2020.
Interest expense, net. For the first six months of fiscal 2021, interest expense, net, decreased by 2.1 percent, or $0.5 million, compared to the first six months of fiscal 2020. The decrease is primarily due to reduction of debt, including the repayment in full of our former Term Loan Facility at the end of the first quarter of 2021, under which borrowings bore a higher interest rate than under our Revolving Credit Facility. This was offset by the $5.8 million in debt issuance costs expensed during the first quarter of fiscal 2021 related to the extinguishment of our former Term Loan Facility.
Other expense (income), net. For the first six months of fiscal 2021, other expense (income), net, decreased $0.8 million compared to the first six months of fiscal 2020. The decrease is due to a higher level of pension benefit amortization in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, offset by the absence of other immaterial expenses incurred in the prior year period.
Provision for (benefit from) income taxes. Our effective tax rate was 24.4 percent and (36.8) percent for the first six months of fiscal 2021 and 2020, respectively. Our effective tax rate for the first six months of fiscal 2021 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by a benefit from the vesting of restricted stock units, which occurred during the period. Our effective tax rate for the first six months of fiscal 2020 was primarily impacted by a discrete tax benefit of $3.9 million resulting from the release of the valuation allowance associated with nondeductible interest expense under Section 163(j) of the Internal Revenue Code (“IRC”) as a result of changes allowed under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was enacted on March 27, 2020 which raised the allowable percentage of deductible interest from 30 percent to 50 percent of adjusted taxable income. Our effective tax rate for the same periods was further impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses.
Net income. Our net income increased $169.4 million from the prior year period due primarily to increased gross product margins resulting from price inflation and scarcity of products and secondarily to the Company’s policies pursuing increased margins on sales of products.

Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth fiscal quarters are typically our lower volume quarters, due to the impact of less favorable weather on the construction market. Our second and third fiscal quarters are typically our higher volume quarters, reflecting an increase in construction, due to more favorable weather conditions. In past years, assuming no change in underlying inventory costs, our working capital has increased in the fiscal second and third quarters, reflecting general increases in seasonal demand. During the fiscal second and third quarters of 2020, our inventory working capital balance decreased despite increasing commodity prices, reflecting enhancements in our working capital management throughout the year. However, during the fourth quarter of 2020 and the first and second quarters of 2021, our inventory working capital balance increased largely due to increased sales levels resulting from wood-based commodity market inflation as well as supply driven pricing increases for many of our specialty products. Given recent market volatility in the industry, it remains a possibility that we could experience changes to our typical seasonality trends during the rest of 2021.
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
As of July 3, 2021, we had outstanding borrowings of $320.4 million and excess availability of $276.2 million under our Revolving Credit Facility. As of January 2, 2021, we had outstanding borrowings of $288.2 million and excess availability of $184.3 million under out Revolving Credit Facility. Our average effective interest rate was 2.5 percent and 2.8 percent for the quarters ended July 3, 2021 and January 2, 2021, respectively. For the quarter ended June 27, 2020, our average effective interest rate was 3.1 percent.
We were in compliance with all covenants under the Revolving Credit Facility as of July 3, 2021.
On August 2, 2021, we entered into a Second Amendment (“the Amendment”) to the Revolving Credit Facility. The Amendment amends the Revolving Credit Facility to, among other things, (i) extend the maturity date of the facility from October 10, 2022, to August 2, 2026, (ii) reduce the interest rate on borrowings under the facility, (iii) amend the borrowing base to include a certain portion of the assets of acquired companies prior to the conduct of a field exam or appraisals thereof by Wells Fargo, (iv) modify certain definitions and various affirmative and negative covenants to provide additional flexibility for the Company, and (v) add customary LIBOR replacement language.

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
As of January 2, 2021, we had outstanding borrowings of $43.2 million under the Term Loan Facility. On April 2, 2021, we repaid the remaining outstanding principal balance of the Term Loan Facility and, as a result, as of July 3, 2021, we had no outstanding borrowings under the Term Loan Facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million debt issuance costs during the first quarter of 2021 that we had been amortizing in connection with our former Term Loan Facility. These costs are included within interest expense, net, on the Condensed Consolidated Statements of Operations and reported separately as an adjustment to net income in our Condensed Consolidated Statements of Cash Flows. Our average interest rate under the facility, exclusive of fees and prepayment premiums, was approximately 8.0 percent for the quarter ended January 2, 2021.
We made no prepayment premiums associated with the repayment of indebtedness for the three-month period ended July 3, 2021 as we terminated the Term Loan Facility during the first quarter of 2021. For the three-month period ended June 27, 2020, prepayment premiums were $0.2 million. Prepayment premiums were $0.9 million and $2.3 million for the six-month periods ended July 3, 2021 and June 27, 2020, respectively.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we have completed in recent years. During fiscal 2017 and 2018, we completed real estate financing transactions on six warehouse facilities; during fiscal 2019, we completed real estate financing transactions on two warehouse facilities; and, during fiscal 2020, we completed real estate financing transactions on fourteen warehouse facilities. We recognized finance lease assets and obligations as a result of each of these transactions. In addition, during the second quarter of 2021, we recorded finance leases of $0.3 million related to new tractors put into service as part of our mobile fleet. Our total finance lease commitments, including the properties associated with the aforementioned transactions, totaled $279.2 million as of July 3, 2021. Of the $279.2 million of finance lease commitments as of July 3, 2021, $243.1 million related to real estate and $36.1 million related to equipment.
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

Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities for the first six months of fiscal 2021 was $22.6 million, compared to net cash provided by operating activities of $12.9 million in the first six months of fiscal 2020. The increase in cash provided by operating activities during the first six months of fiscal 2021 was primarily a result of the increase in net income and our accounts payable balance compared to the prior year period, partially offset by increases in our accounts receivable and inventory balances compared to the prior year period.
Investing Activities
Net cash used in investing activities for the first six months of fiscal 2021 was $0.8 million compared to net cash used in investing activities of $1.7 million in the first six months of fiscal 2020. The decrease in net cash used by investing activities was primarily due to an increase in proceeds received from the sale of several assets during the second quarter of 2021, combined with the sale of our non-operating facility in Birmingham during the first quarter of 2021, both of which were partially offset by an increase in investments in property and equipment.
Financing Activities
Net cash used in financing activities totaled $21.7 million for the first six months of fiscal 2021, compared to net cash used in financing activities of $11.4 million for the first six months of fiscal 2020. The increase in net cash used in financing activities is primarily due to an increase of $216.9 million in repayments on our Revolving Credit Facility and Term Loan Facility, including the repayment of the remaining outstanding balance on our Term Loan Facility, and reduction of $78.3 million in proceeds from real estate financing transactions completed in the first six months of fiscal 2020, with no such transactions completed in the first six months of fiscal 2021, partially offset by an increase in borrowings of $287.9 million from our Revolving Credit Facility.
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

Selected financial information
	July 3, 2021	January 2, 2021	June 27, 2020
	(In thousands)
Current assets:
Cash	$179	$82	$11,530
Receivables, less allowance for doubtful accounts	437,217	293,643	264,642
Inventories, net	425,714	342,108	313,979
	$863,110	$635,833	$590,151

Current liabilities:
Accounts payable	$227,100	$165,163	$158,920
	$227,100	$165,163	$158,920

Operating working capital	$636,010	$470,670	$431,231

Operating working capital of $636.0 million as of July 3, 2021, compared to $470.7 million as of January 2, 2021, increased on a net basis by approximately $165.3 million. The increase in operating working capital was primarily driven by an increase in accounts receivable and an increase in inventory, both of which balances were higher due to the inflationary environment impacting our net sales and product costs. The net increase in current assets was offset by an increase in accounts payable, also due to the inflation of product costs.
Operating working capital of $636.0 million as of July 3, 2021, compared to $431.2 million as of June 27, 2020, increased by $204.8 million. The increase in operating working capital was primarily driven by an increase in accounts receivable and an increase in inventory, offset by an increase in accounts payable, both largely due to the inflationary environment in our industry impacting our net sales and product costs.

Investments in Capital Assets

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets are included in “Property and equipment, at cost” on our condensed consolidated balance sheet. During the second quarter of fiscal 2021, we invested $1.8 million in cash in investments in long-lived assets and entered into finance leases related to new tractors put into service as part of our mobile fleet totaling approximately $0.3 million, for a total investment of $2.1 million in capital assets during the quarter. For the first six months of fiscal 2021, we invested $2.9 million in cash and entered into finance leases totaling $10.5 million, for a total investment of $13.4 million.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the second quarter of fiscal 2021, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2021. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, "Item 1A.Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended July 3, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
April 4 - May 8	—	$—
May 9 - June 5	—	$—
June 6 - July 3	112,892	$44.58
Total	112,892

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
10.1
Retirement and Transition Services Agreement between BlueLinx Corporation and Mitchell B. Lewis, dated April 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2021). ±

10.2
Employment Agreement by and among BlueLinx Corporation, BlueLinx Holdings Inc. and Dwight Gibson, dated April 15, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2021). ±

10.3
Separation Agreement between BlueLinx Corporation and Alexander Averitt, dated June 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2021). ±

10.4	*	First Amendment to Employment Agreement, by and between BlueLinx Corporation and Dwight Gibson, dated June 24, 2021. ±
10.5	*	Form of 2021 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan. ±
10.6	*	BlueLinx Holdings Inc. 2021 Long-Term Equity Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors. ±
10.7	*	Award Agreement between BlueLinx Holdings Inc., BlueLinx Corporation and Dwight Gibson, dated June 24, 2021. ±
10.8
BlueLinx Holdings Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 20, 2021). ±

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.
	±	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: August 3, 2021	By:	/s/ Kelly C. Janzen
Kelly C. Janzen
Senior Vice President and Chief Financial Officer