Form 10-Q
period 2021-10-02
BlueLinx Holdings Inc.
filed 2021-11-02
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 2, 2021
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-32383

BlueLinx Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0627356
(State of Incorporation)	(I.R.S. Employer Identification No.)

1950 Spectrum Circle, Suite 300, Marietta, GA 30067
(Address of principal executive offices, including zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2021, there were 9,706,685 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended October 2, 2021

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$970,842	$871,063	$3,304,224	$2,231,909
Cost of sales	817,515	711,603	2,719,333	1,878,420
Gross profit	153,327	159,460	584,891	353,489
Operating expenses (income):
Selling, general, and administrative	76,176	79,976	238,746	225,258
Depreciation and amortization	6,884	7,087	21,429	21,785
Amortization of deferred gains on real estate	(984)	(984)	(2,951)	(2,952)
Gains from sales of property	—	(8,684)	(1,287)	(9,209)
Other operating expenses	212	609	1,197	6,736
Total operating expenses	82,288	78,004	257,134	241,618
Operating income	71,039	81,456	327,757	111,871
Non-operating expenses (income):
Interest expense, net	8,313	10,776	33,690	36,691
Other income, net	(704)	(238)	(1,335)	(58)
Income before provision for income taxes	63,430	70,918	295,402	75,238
Provision for income taxes	16,232	15,802	72,886	14,214
Net income	$47,198	$55,116	$222,516	$61,024

Basic income per share	$4.85	$5.83	$23.23	$6.49
Diluted income per share	$4.74	$5.72	$22.91	$6.48

Comprehensive income:
Net income	$47,198	$55,116	$222,516	$61,024
Other comprehensive income:
Amortization of unrecognized pension gain, net of tax	238	294	723	604
Other	7	(5)	24	(2)
Total other comprehensive income	245	289	747	602
Comprehensive income	$47,443	$55,405	$223,263	$61,626

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	October 2, 2021	January 2, 2021
ASSETS
Current assets:
Cash	$186	$82
Receivables, less allowances of $4,471 and $4,123, respectively	344,974	293,643
Inventories, net	436,438	342,108
Other current assets	38,828	32,581
Total current assets	820,426	668,414
Property and equipment, at cost	309,108	299,935
Accumulated depreciation	(131,587)	(121,223)
Property and equipment, net	177,521	178,712
Operating lease right-of-use assets	51,178	51,142
Goodwill	47,772	47,772
Intangible assets, net	14,699	18,889
Deferred tax assets	70,683	62,899
Other non-current assets	20,052	20,302
Total assets	$1,202,331	$1,048,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210,386	$165,163
Accrued compensation	18,330	24,751
Taxes payable	6,488	7,847
Current maturities of long-term debt, net of debt issuance costs of $0 and $74, respectively	—	1,171
Finance lease liabilities - short-term	5,606	5,675
Operating lease liabilities - short-term	4,881	6,076
Real estate deferred gains - short-term	4,040	4,040
Other current liabilities	13,527	14,309
Total current liabilities	263,258	229,032
Non-current liabilities:
Long-term debt, net of debt issuance costs of $3,608 and $8,936, respectively	219,541	321,270
Finance lease liabilities - long-term	271,314	267,443
Operating lease liabilities - long-term	46,412	44,965
Real estate deferred gains - long-term	75,157	78,009
Pension benefit obligation	19,926	22,684
Other non-current liabilities	24,497	25,635
Total liabilities	920,105	989,038
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,723,838 and 9,462,774 outstanding on October 2, 2021 and January 2, 2021, respectively	97	95
Additional paid-in capital	266,564	266,695
Accumulated other comprehensive loss	(35,245)	(35,992)
Accumulated stockholders’ equity (deficit)	50,810	(171,706)
Total stockholders’ equity	282,226	59,092
Total liabilities and stockholders’ equity	$1,202,331	$1,048,130

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Equity (Deficit)	Stockholders’ Equity Total
	Shares	Amount
Balance, January 2, 2021	9,463	$95	$266,695	$(35,992)	$(171,706)	$59,092
Net income	—	—	—	—	61,860	61,860
Foreign currency translation, net of tax	—	—	—	(6)	—	(6)
Impact of pension plan, net of tax	—	—	—	239	—	239
Vesting of restricted stock units	8	—	—	—	—	—
Compensation related to share-based grants	—	—	1,410	—	—	1,410
Repurchase of shares to satisfy employee tax withholdings	(3)	—	(99)	—	—	(99)
Other	—	—	—	17	—	17
Balance, April 3, 2021	9,468	95	268,006	(35,742)	(109,846)	122,513
Net income	—	—	—	—	113,458	113,458
Foreign currency translation, net of tax	—	—	—	6	—	6
Impact of pension plan, net of tax	—	—	—	246	—	246
Vesting of restricted stock units	355	2	—	—	—	2
Compensation related to share-based grants	—	—	1,992	—	—	1,992
Repurchase of shares to satisfy employee tax withholdings	(113)	—	(5,033)	—	—	(5,033)
Other	—	—	(2)	—	—	(2)
Balance, July 3, 2021	9,710	97	264,963	(35,490)	3,612	233,182
Net income	—	$—	$—	$—	$47,198	$47,198
Foreign currency translation, net of tax	—	—	—	7	—	7
Impact of pension plan, net of tax	—	—	—	238	—	238
Vesting of restricted stock units	14	—	—	—	—	—
Compensation related to share-based grants	—	—	1,608	—	—	1,608
Repurchase of shares to satisfy employee tax withholdings	—	—	(3)	—	—	(3)
Other	—	—	(4)	—	—	(4)
Balance, October 2, 2021	9,724	$97	$266,564	$(35,245)	$50,810	$282,226

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit Total
	Shares	Amount
Balance, December 28, 2019	9,366	$94	$260,974	$(34,563)	$(252,588)	$(26,083)
Net loss	—	—	—	—	(787)	(787)
Foreign currency translation, net of tax	—	—	—	3	—	3
Impact of pension plan, net of tax	—	—	—	196	—	196
Vesting of restricted stock units	2	—	—	—	—	—
Compensation related to share-based grants	—	—	1,004	—	—	1,004
Repurchase of shares to satisfy employee tax withholdings	(1)	—	(7)	—	—	(7)
Other	—	—	9	(19)	—	(10)
Balance, March 28, 2020	9,367	94	261,980	(34,383)	(253,375)	(25,684)
Net income	—	—	—	—	6,695	6,695
Foreign currency translation, net of tax	—	—	—	17	—	17
Impact of pension plan, net of tax	—	—	—	114	—	114
Vesting of restricted stock units	122	1	—	—	—	1
Compensation related to share-based grants	—	—	854	—	—	854
Repurchase of shares to satisfy employee tax withholdings	(28)	—	(247)	—	—	(247)
Other	—	—	—	2	—	2
Balance, June 27, 2020	9,461	$95	$262,587	$(34,250)	$(246,680)	$(18,248)
Net income	—	—	—	—	55,116	55,116
Foreign currency translation, net of tax	—	—	—	(12)	—	(12)
Impact of pension plan, net of tax	—	—	—	294	—	294
Vesting of restricted stock units	1	—	—	—	—	—
Compensation related to share-based grants	—	—	1,057	—	—	1,057
Repurchase of shares to satisfy employee tax withholdings	—	—	(1)	—	—	(1)
Other	—	—	—	7	—	7
Balance, September 26, 2020	9,462	$95	$263,643	$(33,961)	$(191,564)	$38,213

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net income	$222,516	$61,024
Adjustments to reconcile net income to cash provided by operations:
Provision for income taxes	72,886	14,214
Depreciation and amortization	21,429	21,785
Amortization of debt issuance costs	1,560	2,888
Adjustments to debt issuance costs associated with term loan	5,791	—
Gains from sales of property	(1,287)	(9,209)
Amortization of deferred gains from real estate	(2,951)	(2,951)
Share-based compensation	5,010	2,915
Changes in operating assets and liabilities:
Accounts receivable	(51,331)	(115,712)
Inventories	(94,330)	39,776
Accounts payable	45,223	46,600
Other current assets	(7,083)	(1,380)
Pension contributions	(325)	(142)
Other assets and liabilities	(90,249)	14,588
Net cash provided by operating activities	126,859	74,396

Cash flows from investing activities:
Proceeds from sale of assets	2,652	10,742
Property and equipment investments	(5,424)	(1,943)
Net cash provided by (used in) investing activities	(2,772)	8,799

Cash flows from financing activities:
Borrowings on revolving credit facilities	900,006	541,700
Repayments on revolving credit facilities	(965,142)	(605,221)
Repayments on term loan	(43,204)	(88,861)
Proceeds from real estate financing transactions	—	78,263
Debt financing costs	(2,811)	(2,983)
Repurchase of shares to satisfy employee tax withholdings	(5,135)	(255)
Principal payments on finance lease liabilities	(7,697)	(7,327)
Net cash used in financing activities	(123,983)	(84,684)

Net change in cash	104	(1,489)
Cash at beginning of period	82	11,643
Cash at end of period	$186	$10,154

Supplemental Cash Flow Information
Net income tax payment during the period	$82,596	$610
Interest paid during the period	$26,382	$33,716

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2021
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). We derived the condensed consolidated balance sheet at October 2, 2021, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (the “Fiscal 2020 Form 10-K”), as filed with the Securities and Exchange Commission on March 3, 2021. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations and comprehensive income for the three and nine months ended October 2, 2021, and September 26, 2020, our balance sheets at October 2, 2021, and January 2, 2021, our statements of stockholders’ equity (deficit) for the nine months ended October 2, 2021, and September 26, 2020, and our statements of cash flows for the nine months ended October 2, 2021, and September 26, 2020.

We have condensed or omitted certain notes and other information from the interim condensed consolidated financial statements presented in this report. Therefore, these condensed consolidated interim financial statements should be read in conjunction with the Fiscal 2020 Form 10-K. The results for the three and nine months ended October 2, 2021 are not necessarily indicative of results that may be expected for the full year ending January 1, 2022, or any other interim period.
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
Reclassification of Prior Period Presentation
We have reclassified certain costs within the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 26, 2020, from selling, general and administrative to amortization of deferred gains on real estate. These amounts relate to the amortization of deferred gains from real estate transactions in 2017 and 2018. Refer to Note 9, Leases. Additionally, we reclassified amounts in other comprehensive income from foreign currency translation, net of tax, to other, for the nine months ended October 2, 2021, and three and nine months ended September 26, 2020.

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

2. Inventories

Our inventories consist almost entirely of finished goods inventory, with an immaterial amount of work-in-process inventory. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at the lower of cost and net realizable value, which also considers items that may be considered damaged, excess, and obsolete inventory. For the three month periods ended October 2, 2021, we released a lower of cost or net realizable value reserve of $16.7 million resulting from the decrease in value of our structural lumber inventory related to the decline in wood-based commodity prices, accrued during the second quarter of fiscal 2021, as the inventory impacted by the reserve was sold to customers. The lower of cost of net realizable value reserve of $16.7 million had no net impact on the nine month period ended October 2, 2021.
3. Goodwill and Other Intangible Assets
In connection with the acquisition of Cedar Creek on April 13, 2018, we acquired certain intangible assets. As of October 2, 2021, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.

Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations. As of October 2, 2021, goodwill was $47.8 million.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. No such indicators were present during the third quarter of fiscal 2021. Our one reporting unit has a fair value that exceeds its carrying value as of October 2, 2021.
Definite-Lived Intangible Assets
On October 2, 2021, the gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets were as follows:

Intangible Asset	Weighted Average Remaining Useful Lives	Gross Carrying Amounts	Accumulated Amortization (1)	Net Carrying Amounts
	(Years)	(In thousands)
Customer relationships	9	$25,500	$(11,912)	$13,588
Noncompete agreements	1	8,254	(7,143)	1,111
Trade names	0	6,826	(6,826)	—
Total		$40,580	$(25,881)	$14,699

(1) Intangible assets, except customer relationships, are amortized on a straight-line basis. Customer relationships are amortized on a double declining balance method.
During the second quarter of fiscal 2021, our trade names intangible asset became fully amortized.
Amortization Expense
Amortization expense for our definite-lived intangible assets was $1.1 million and $4.2 million for the three and nine month periods ended October 2, 2021, respectively. For the three and nine month periods ended September 26, 2020, amortization expense was $1.8 million and $5.6 million, respectively.
Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2021 and the next five fiscal years is as follows:

Fiscal year	Estimated Amortization
(In thousands)
2021	$1,131
2022	2,763
2023	1,807
2024	1,505
2025	1,423
2026	1,423

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

	Three Months Ended		Nine Months Ended
Product type	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands)		(In thousands)
Structural products	$329,818	$375,072	$1,425,389	$865,302
Specialty products	641,024	495,991	1,878,835	1,366,607
Total net sales	$970,842	$871,063	$3,304,224	$2,231,909

The following table presents our revenues disaggregated by sales channel. Warehouse sales are delivered from our warehouses. Reload sales are similar to warehouse sales but are shipped from warehouses, most of which are operated by third-parties, where we store owned products to enhance our operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel requires the lowest amount of committed capital and fixed costs. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
Sales channel	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands)		(In thousands)
Warehouse and reload	$783,758	$745,185	$2,695,326	$1,901,285
Direct	204,524	138,750	660,934	363,250
Customer discounts and rebates	(17,440)	(12,872)	(52,036)	(32,626)
Total net sales	$970,842	$871,063	$3,304,224	$2,231,909

5. Assets Held for Sale

As of October 2, 2021, and January 2, 2021, the net book value of total assets held for sale was $0.9 million and $1.3 million, respectively, and was included in “Other current assets” in our Condensed Consolidated Balance Sheets. Only one of our non-

operating properties was designated as “held for sale” as of October 2, 2021. This property is a former distribution facility located in Houston, Texas. We vacated this property and designated it as held for sale during fiscal 2020. We continue to actively market this property, and we plan to sell this property within the next 12 months.

6. Long-Term Debt

As of October 2, 2021, and January 2, 2021, long-term debt consisted of the following:

Debt categories	October 2, 2021	January 2, 2021
	(In thousands)
Revolving Credit Facility (1)	$223,149	$288,247
Term Loan Facility (2)	—	43,204
Finance lease obligations (3)	276,920	273,118
	500,069	604,569
Unamortized debt issuance costs	(3,608)	(9,010)
	496,461	595,559
Less: current maturities of long-term debt	5,606	6,846
Long-term debt, net of current maturities	$490,855	$588,713

(1) The average effective interest rate was 2.0 percent and 2.8 percent for the quarters ended October 2, 2021 and January 2, 2021, respectively.
(2) The average interest rate, exclusive of fees and prepayment premiums, was 8.0 percent for the quarter ended January 2, 2021.
(3) Refer to Note 9, Leases, for interest rates associated with finance lease obligations.

Revolving Credit Facility

We have a revolving credit facility that we entered into in April 2018 with Wells Fargo Bank, National Association, as administrative agent (“the Agent”), and certain other financial institutions party thereto. On August 2, 2021, we entered into a second amendment to the facility to, among other things, extend the maturity date of the facility to August 2, 2026, and reduce the interest rate on borrowings under the facility (as amended, the “Revolving Credit Facility”).

The Revolving Credit Facility includes a committed senior secured asset-based revolving loan and letter of credit facility of up to $600.0 million, and an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $150.0 million. Our obligations under the Revolving Credit Facility are secured by a security interest in substantially all of our assets other than real property.

Loans under the Revolving Credit Facility bear interest at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.25 percent to 1.75 percent, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on the base rate.
As of October 2, 2021, we had outstanding borrowings of $223.1 million and excess availability of $351.9 million under our Revolving Credit Facility. As of January 2, 2021, we had outstanding borrowings of $288.2 million and excess availability of $184.3 million under our Revolving Credit Facility. Our average effective interest rate under the facility was 2.0 percent and 2.8 percent for the quarters ended October 2, 2021 and January 2, 2021, respectively. For the quarter ended September 26, 2020, our average effective interest rate under the Revolving Credit Facility was 2.7 percent.
The Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the Revolving Credit Facility as of October 2, 2021.

On October 25, 2021, we closed a private offering of $300.0 million at 6.0% senior secured notes to persons reasonably believed to be “qualified institutional buyers,” as defined in Rule 144A under the Securities Act of 1933, as amended (“The Securities Act”), and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The 2029 Notes were issued to investors at 98.625% of their principal amount and will mature on November 15, 2029. The majority of net proceeds from the offering of the senior secured notes were used to repay borrowings under our Revolving Credit Facility. In conjunction with this offering, we reduced the limit of the Revolving Credit Facility from $600.0 million to $350.0 million.

Term Loan Facility

As of January 2, 2021, we had outstanding borrowings of $43.2 million under our Term Loan Facility. On April 2, 2021, we repaid the remaining outstanding principal balance of the Term Loan Facility, and, as a result, as of October 2, 2021, we had no outstanding borrowings under the Term Loan Facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million of debt issuance costs during the first quarter of fiscal 2021 that we had been amortizing in connection with our former Term Loan Facility. These costs are included within interest expense, net, on the Condensed Consolidated Statements of Operations and reported separately as an adjustment to net income in our Condensed Consolidated Statements of Cash Flows. Our average interest rate under the facility, exclusive of fees and prepayment premiums, was approximately 8.0 percent for the quarter ended January 2, 2021.

Finance Lease Obligations

Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 9, Leases.

7. Net Periodic Pension Benefit
The following table shows the components of our net periodic pension benefit:

	Three Months Ended		Nine Months Ended
Pension-related items	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands)		(In thousands)
Service cost (1)	$—	$—	$—	$—
Interest cost on projected benefit obligation	505	723	1,515	2,169
Expected return on plan assets	(1,140)	(1,210)	(3,420)	(3,630)
Amortization of unrecognized gain	321	263	963	789
Net periodic pension benefit	$(314)	$(224)	$(942)	$(672)
(1) Service cost is not a part of our net periodic pension benefit as our pension plan is frozen for all participants.
The net periodic pension benefit is included in other expense (income), net, in our Condensed Consolidated Statement of Operations and Comprehensive Income.
8. Stock Compensation
During the three and nine month periods ended October 2, 2021, we incurred stock compensation expense of $1.6 million and $5.0 million, respectively. For the three and nine month periods ended September 26, 2020, we incurred stock compensation expense of $1.1 million and $2.9 million. The increase in our stock compensation expense for the three and nine month periods ended 2021 are attributable to having more outstanding equity-based awards during this period than in the prior year and the vesting of awards in connection with the departure of certain employees. In addition, the stock price has increased during fiscal year 2021 compared to 2020.
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

During the first and second quarters of fiscal 2021, we recorded finance leases of $10.2 million and $0.3 million, respectively, related to new tractors put into service as part of our mobile fleet. These leases were entered into for a period of four years each.

Additionally, during the second quarter of fiscal 2021, we recorded operating leases totaling $5.0 million related to warehouse facilities in Milwaukee, WI, and Statesville, NC. Each lease was entered into for an initial period of ten years, and has two five-year renewal options.
The following table presents our assets and liabilities related to our leases as of October 2, 2021 and January 2, 2021:

Lease assets and liabilities		October 2, 2021	January 2, 2021
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$51,178	$51,142
Finance lease right-of-use assets (1)	Property and equipment, net	148,426	148,561
Total lease right-of-use assets		$199,604	$199,703

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$4,881	$6,076
Finance lease liabilities	Finance lease liabilities - short term	5,606	5,675
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	46,412	44,965
Finance lease liabilities	Finance lease liabilities - long term	271,314	267,443
Total lease liabilities		$328,213	$324,159
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $70.8 million and $58.6 million as of October 2, 2021 and January 2, 2021, respectively.
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
Components of lease expense	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands)		(In thousands)
Operating lease cost:	$2,959	$3,108	$8,942	$9,206
Finance lease cost:
Amortization of right-of-use assets	$4,012	$4,648	$12,209	$11,526
Interest on lease liabilities	6,244	4,949	18,659	17,670
Total finance lease costs	$10,256	$9,597	$30,868	$29,196

Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
Cash flow information	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands)		(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,822	$3,029	$8,193	$8,662
Operating cash flows from finance leases	6,244	4,949	18,659	17,670
Financing cash flows from finance leases	$3,026	$2,893	$7,697	$7,327
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$217	$3,640	$5,508	$3,668
Finance leases	$—	$3,145	$10,549	$3,145
Supplemental balance sheet information related to leases was as follows:

Balance sheet information	October 2, 2021	January 2, 2021
	(In thousands)
Finance leases
Property and equipment	$219,192	$207,147
Accumulated depreciation	(70,766)	(58,586)
Property and equipment, net	$148,426	$148,561
Weighted Average Remaining Lease Term (in years)
Operating leases	10.86	11.14
Finance leases	16.05	16.08
Weighted Average Discount Rate
Operating leases	9.00%	9.28%
Finance leases	9.94%	9.87%
The major categories of our finance lease liabilities as of October 2, 2021 and January 2, 2021 are as follows:

Category	October 2, 2021	January 2, 2021
	(In thousands)
Equipment and vehicles	$33,717	$29,434
Real estate	243,203	243,684
Total finance leases	$276,920	$273,118

As of October 2, 2021, maturities of lease liabilities were as follows:

Fiscal year	Operating leases	Finance leases
	(In thousands)
2021	$10,134	$8,238
2022	9,402	32,495
2023	7,943	32,191
2024	8,207	31,575
2025	7,322	27,850
Thereafter	42,310	379,747
Total lease payments	$85,318	$512,096
Less: imputed interest	(34,025)	(235,176)
Total	$51,293	$276,920

On January 2, 2021, maturities of lease liabilities were as follows:

Fiscal year	Operating leases	Finance leases
	(In thousands)
2021	$11,215	$30,159
2022	9,161	29,453
2023	8,400	29,189
2024	7,283	28,649
2025	7,392	28,102
Thereafter	44,092	380,511
Total lease payments	$87,543	$526,063
Less: imputed interest	(36,502)	(252,945)
Total	$51,041	$273,118

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
Collective Bargaining Agreements
As of October 2, 2021, we employed approximately 2,100 employees and less than 1 percent of our employees are employed on a part-time basis. Approximately 23 percent of our employees were represented by various local labor unions with terms and conditions of employment subject to Collective Bargaining Agreements (“CBAs”) negotiated between the Company and local labor unions. Six CBAs covering approximately six percent of our employees are up for renewal in fiscal 2021, with three having been successfully renegotiated earlier this year. We expect to renegotiate the remaining CBAs by the end of the year.
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

The changes in balances for each component of accumulated other comprehensive loss for the nine months ended October 2, 2021, were as follows:

	Foreign currency, net of tax	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
	(In thousands)
January 2, 2021, beginning balance, net of tax	$660	$(36,855)	$203	$(35,992)
Other comprehensive income, net of tax (1)	7	723	17	747
October 2, 2021, ending balance, net of tax	$667	$(36,132)	$220	$(35,245)

(1) For the nine months ended October 2, 2021, the actuarial gain recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income as a component of net periodic pension benefit was $0.9 million, net of tax of $0.2 million. Please see Note 7, Net Periodic Pension Benefit, for further information.

12. Income Taxes

Effective Tax Rate

Our effective tax rate for the three months ended October 2, 2021, and September 26, 2020, was 25.6 percent and 22.3 percent, respectively. Our effective tax rate for the nine months ended October 2, 2021, and September 26, 2020, was 24.7 percent and 18.9 percent, respectively.

Our effective tax rate for the three and nine months ended October 2, 2021 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by the partial release of the valuation allowance for state net operating loss carryforwards we anticipate being able to utilize based on our taxable income through the end of the third quarter of fiscal 2021.

Our effective tax rate for the three and nine months ended September 26, 2020 was primarily impacted by a discrete tax benefit resulting from the release of the valuation allowance associated with nondeductible interest expense under Section 163(j) of the Internal Revenue Code (“IRC”) as a result of changes allowed under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was enacted on March 27, 2020 which raised the allowable percentage of deductible interest from 30 percent to 50 percent of adjusted taxable income. Our effective tax rate for the same periods was further impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the partial valuation allowance for separate company state income tax losses, combined with expense related to the vesting of restricted stock units.

Deferred Tax Assets

Quarterly, we assess the carrying value of our deferred tax assets for impairment by evaluating the weight of available evidence at the end of each fiscal quarter. In our evaluation of the weight of available evidence at the end of the current quarter, we considered the recent reported income in the current quarter, as well as the reported income for 2020 and the reported losses for 2019 and 2018, which resulted in a three year cumulative income situation as positive evidence which carried substantial weight. While this was substantial, it was not the only evidence we evaluated. We also considered evidence related to the four sources of taxable income to determine whether such positive evidence outweighed the negative evidence. The evidence considered included:

•future reversals of existing taxable temporary differences;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•taxable income in prior carryback years, if carryback is permitted under the tax law; and
•tax planning strategies.

In addition to the positive evidence discussed above, we considered as positive evidence forecasted taxable income, the detail scheduling of timing of the reversal of our deferred tax assets and liabilities, and the evidence from business and tax planning strategies. As of October 2, 2021, in our evaluation of the weight of available evidence, we concluded that our net deferred tax assets were not impaired.

13. Income per Share
We calculate basic income per share by dividing net income by the weighted average number of common shares outstanding. We calculate diluted income per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units.
The reconciliation of basic net income and diluted net income per common share for the three and nine month periods ended October 2, 2021, and September 26, 2020, were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$47,198	$55,116	$222,516	$61,024

Weighted average shares outstanding - basic	9,721	9,461	9,579	9,408
Dilutive effect of share-based awards	232	170	135	11
Weighted average share outstanding - diluted	9,953	9,631	9,714	9,419

Basic income per share	$4.85	$5.83	$23.23	$6.49
Diluted income per share	$4.74	$5.72	$22.91	$6.48
14. Subsequent Event
Closing of Senior Secured Notes of $300M at 6.0% Due 2029

On October 25, 2021, we closed a private offering of $300 million at 6.0% senior secured notes to persons reasonably believed to be “qualified institutional buyers,” as defined in Rule 144A under The Securities Act of 1933, and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The 2029 Notes were issued to investors at 98.625% of their principal amount and will mature on November 15, 2029. Our obligations under these senior secured notes are guaranteed by our domestic subsidiaries that are co-borrowers under or guarantee our Revolving Credit Facility. The senior secured notes and the related guarantees are secured by a first-priority security interest in substantially all of our guarantor’s existing and future assets (other than receivables, inventory, deposit accounts, securities accounts, business interruption insurance and other related assets), subject to certain exceptions and customary permitted liens. The senior secured notes and the related guarantees are also secured on a second-priority basis by a lien on our Revolving Credit Facility collateral. The majority of net proceeds from the offering of the senior secured notes were used to repay borrowings under our Revolving Credit Facility. In conjunction with the closing of the senior secured notes offering, we reduced the limit under our Revolving Credit Facility from $600 million to $350 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
About Our Business
We are BlueLinx: a leading wholesale distributor of residential and commercial building products in the United States. We are a “two-step” distributor. Two-step distributors purchase products from manufacturers and distribute those products to dealers and other suppliers in local markets, who then sell those products to end users. We carry a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood, industrial products, cedar, moulding, siding, metal products, and insulation. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. We also provide a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for our customers and suppliers, while enhancing their marketing and inventory management capabilities.

We sell products through three main distribution channels, consisting of warehouse sales, reload sales, and direct sales. Warehouse sales, which generate the majority of our sales, are delivered from our warehouses to our customers. Reload sales are similar to warehouse sales but are shipped from warehouses, most of which are operated by third-parties, where we store owned products to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities.

Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel, however, requires the lowest amount of committed capital and fixed costs.

With a strong market position, broad geographic coverage footprint servicing 40 states, and the strength of a locally focused sales force, as a two-step wholesale distributor, we distribute our comprehensive range of products from over 750 suppliers, including some of the leading manufacturers in the industry, such as Ply Gem, Huber Engineered Woods, Georgia-Pacific, James Hardie, Fiberon, Oldcastle APG and Weyerhaeuser, and supply products to a broad base of over 15,000 national, regional, and local dealers, specialty distributors, national home centers, and manufactured housing customers. Many of our customers then serve residential and commercial builders and contractors in their respective geographic areas and local markets.

As a truly entrenched value-added partner in a complex and demanding building products supply chain, we play a critical role in enabling our customers to offer a broad range of products and brands, as most of our customers do not have the capability to purchase and warehouse products directly from manufacturers for such a large set of SKUs. The depth of our geographic footprint supports meaningful customer proximity across all markets in which we operate, enabling faster and more efficient service. Similarly, we provide value to our supplier partners by enabling access to the large and fragmented network of lumber yards and dealers that those suppliers could not adequately serve directly. Our position in this distribution model for building products provides easy access to the marketplace for our suppliers and the value proposition of rapid delivery on an as-needed basis to our customers from our network of warehouse facilities.

Industry Overview

Our products are available across large and attractive end markets, including residential new construction and residential repair and remodel, which together account for approximately 85 percent of the end market mix for our addressable building material market served via two-step distribution based on our estimates. We also estimate the remaining 15 percent is accounted for by commercial construction. We believe that there are favorable underlying fundamental factors that will drive long-term growth across the end markets in which we operate.

Residential New Construction

We estimate that residential new home construction (including single-family and multi-family homes) accounts for approximately 40 percent of the end market mix for our addressable building material market served via two-step distribution. The pace of housing starts, with which our business is correlated, is driven by demographic and population shifts, mortgage interest rates (which remain at historic lows), the ability of builders to obtain skilled labor, and builders’ economic outlook. U.S. single family housing starts peaked in 2005, before experiencing a downturn through 2011. Since 2011, we have experienced the continuing recovery of residential new construction, which has translated into increased demand for the products we sell. Our large footprint, strong customer relationships, and comprehensive offering of leading products and brands positions us to capitalize on continued growth in the new housing market.

According to the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, 2020 single family housing starts in the United States were approximately 1 million, an increase of 12 percent above 2019 housing starts. We believe there is significant pent-up demand for housing and the market will see continued growth. The monthly single family residential home supply continues to remain in line with the 20-year average and significantly below the peak levels observed in 2008 and 2009. For most of the last decade, housing production has lagged population growth and household formation and Freddie Mac estimates that the housing supply at the end of 2020 was 3.8 million units short of the level needed to match long-term demand. Harvard University’s Joint Center for Housing Studies estimates total annual housing construction through 2028 should be on the order of 1.5 million units, or about 120,000 higher than in 2020. Based on these data points, we believe there are fundamental factors driving significant opportunity in the residential new home construction end-market for building products of which we are well positioned to serve.

Residential Repair and Remodel

We estimate that residential repair and remodel spending accounts for approximately 45 percent of the end market mix for our addressable building material market served via two-step distribution. Repair and remodel sales tend to be less cyclical than new construction, particularly for exterior products that are exposed to the elements and where maintenance is less likely to be deferred. We expect that factors including the total installed base of U.S. homes, overall age of the U.S. housing stock, rising home prices supporting increased underlying home equity and availability of consumer capital will drive continued growth in repair and remodel spending. The Leading Indicator of Remodeling Activity (LIRA) projects spending on home improvement projects to rise 9.2 percent year-over-year in 2021 and 12.3 percent year-over-year for the four quarters ending in the third quarter of fiscal 2022.

According to the U.S. Census Bureau and Department of Housing and Urban Development, the median home age in the U.S. increased from 23 years in 1985 to 39 years in 2019 and approximately 80 percent of the current housing stock was built prior to 1999. We believe the increasing average age of the nation’s 125 million existing homes will continue to drive demand for repair and remodel projects. The annual U.S. homes installed base is projected to continue to increase through 2025, which is positive for both residential repair and remodel spending as well as for residential construction. We are positioned to capitalize on this projected growth, as repair and remodel spending drives a significant portion of our sales.

Increased home improvement spending has also benefited from the COVID-19 pandemic, as homeowners are spending more time at home and are investing more in their homes as a result. Outdoor and exterior projects make heavy use of outdoor living products like composite decking and fencing, and other aesthetically focused exterior products like siding and trim, which are key and growing product categories for us.

Impact of the COVID-19 Pandemic on Our Industry and Our Business

Beginning in mid-March 2020, local, state, provincial and federal authorities began issuing stay-at-home orders in response to the spread of the coronavirus disease, or COVID-19, which quickly spread throughout the United States and worldwide. As COVID-19 began to have an effect in North America, the resulting stay-at-home orders significantly impacted new home starts, as builders responded to a sharp drop in buyer traffic and contracts for new homes. Housing starts dropped in March and April of 2020, typically months of robust homebuilding activity as the start of the construction season. Following a mid-2020 pause, new construction rebounded quickly.

Likewise, the National Association of Homebuilders’ Builder Confidence Index, recovered to pre-pandemic levels in 2020 and remains above the 20-year average. The COVID-19 pandemic has motivated many urban high-rise condominium and apartment dwellers to seek out single-family residences in suburban areas where they will have more space for working from home and outdoor spaces for leisure. This trend has generated additional demand for new single-family homes and spurred builders to increase the pace of new construction.

Like many other companies in the United States and globally, our results were impacted by the COVID-19 pandemic during the early spring of 2020. However, throughout the pandemic, our business was designated as “essential” and as the stay-at-home orders have eased and as residential construction has recovered, our performance has similarly improved. Since the onset of the COVID-19 pandemic, we have focused on protecting the health and safety of our team members while maintaining our operations and continuing to meet the needs of our customers. We undertook a number of precautionary measures during 2020 in order to ensure we maintained a strong liquidity position, including reducing operating expenses and management and board salaries, extending payment terms, furloughing a portion of our salaried workforce initially and ultimately eliminating several of those salaried employees by year end, and freezing most discretionary capital expenditures throughout the initial phases of the pandemic. In 2021, we benefited from a leaner cost structure, improved operational efficiency, lower working capital requirements, pricing discipline and better inventory management. In addition, while some of our suppliers and other parts of the supply chain were disrupted by the lockdown measures, lumber and panel prices have returned to more normalized levels following a period of record prices and high volatility in the second half of 2020 and the first nine months of 2021 due to heightened overall demand for construction and labor pressures across the supply chain.

However, as a result of the rise of the COVID-19 variants in certain parts of the United States, some governmental authorities may reconsider the re-institution of various restrictive measures. The extent of the impact of the pandemic on our business and sales for the remaining three months of fiscal 2021 will depend on future developments, including, among others, the extent and scope of the rise of existing and additional COVID-19 variants, the success of vaccination efforts, the success of actions taken by governmental authorities to contain these variants, or future ones, and the pandemic and address their impact, the overall duration of the pandemic, the success of local return to work and business reopening plans, and the impact the COVID-19 pandemic has on demand in the markets we serve. The trajectory of the pandemic continues to evolve rapidly, and we cannot predict the extent to which our financial condition, results of operations, or cash flows will ultimately be impacted. We are closely monitoring the development and spread of COVID-19 variants, the impact of the pandemic on industry conditions, the progress of local return to office and reopening plans, and any pandemic-related restrictions. We are in the process of implementing return to work plans for our corporate headquarters and warehouse facilities, and we continue to practice safety and hygiene protocols consistent with the Center for Disease Control and Prevention (“CDC”) and local guidance.

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth fiscal quarters are typically our lower volume quarters, due to the impact of less favorable weather on the construction market. Our second and third fiscal quarters are typically our higher volume quarters, reflecting an increase in construction, due to more favorable weather conditions. Depending on the nature and circumstances of our business in any given year, we may increase our inventory in the fourth quarter in anticipation of higher demand in the first half of the coming year to meet expected customer demand for our products.

Commodity Markets

Our operating results are sensitive to fluctuations in commodity markets, specifically commodity markets for wood-based commodities that we classify as structural products. When prices fluctuate in the commodity markets which impact us, we may immediately adjust the end price of our products to compensate for the changes in market prices, which is common for businesses with inventories impacted by commodity price fluctuations. When we change our prices in response to market fluctuations, we will often see immediate impacts in our operating results. When market prices increase, this impact can be beneficial. Conversely, when market prices decrease, the impact can be negative because we are adjusting the selling prices for inventory often purchased at higher market prices. Fluctuations in the commodity markets during the last 18 months have had a significant impact on our operating results for the periods presented in this quarterly report, of which we discuss in more detail elsewhere in this report.

Supply Constraints

Our operating results are impacted by the availability of the products we sell in the markets in which we do business. When our inventory supply is constrained, our operating results may be impacted by lower sales volumes. While supply constraints may negatively impact our sales volumes, they may also have a positive impact on our net sales and overall profitability. This is because supply constraints can cause prices to increase. Under these circumstances, we may sell less product by volume but at a higher price which could have a positive impact on our levels of sales and profitability. Conversely, rapid changes in supply levels, such as the sudden increase in availability of a product where the supply was previously constrained, may have a negative impact on our operating results especially in situations where the demand does not also increase proportionally with supply increases.

Our Culture and Management Focus

We remain committed to driving a culture of profitable growth within new and existing product lines and geographies, while positioning the company for long-term value creation. The following initiatives represent key areas of our management team’s focus:

1.Foster a performance-driven culture committed to profitable growth. We are currently focused on enhancing the customer experience; accelerating organic growth within specific product and solutions offerings where we are uniquely advantaged; and deploying capital to drive sustained margin expansion, grow free cash flow conversion and maintain continued profitable growth.

2.Migrate revenue mix toward higher-margin specialty product categories. We intend to pursue a revenue mix increasingly weighted toward higher-margin, in-demand specialty product categories. Management also intends to expand on value-added service offerings designed to simplify complex customer sourcing requirements, together with marketing, inventory and pricing services afforded by our national platform.

3.Maintain a disciplined capital structure and pursue high-return investments that support growth. On a trailing twelve-month basis, we have significantly transformed our balance sheet, underscored by a material reduction in net leverage and improved access to liquidity. Given this, we intend to accelerate capital investments designed to improve the efficiency and reliability of existing assets, including distribution centers and fleet assets. In the fourth quarter 2021, we intend to invest up to $10 million in our fleet and facilities to improve operational performance and productivity.

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

Results of Operations
The following table sets forth our results of operations for the third quarter of fiscal 2021 and fiscal 2020:

	Third Quarter of Fiscal 2021	% of Net Sales	Third Quarter of Fiscal 2020	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$970,842	100.0%	$871,063	100.0%
Gross profit	153,327	15.8%	159,460	18.3%
Selling, general, and administrative	76,176	7.8%	79,976	9.2%
Depreciation and amortization	6,884	0.7%	7,087	0.8%
Amortization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Gains from sales of property	—	—%	(8,684)	(1.0)%
Other operating expenses	212	0.0%	609	0.1%
Operating income	71,039	7.3%	81,456	9.4%
Interest expense, net	8,313	0.9%	10,776	1.2%
Other income, net	(704)	(0.1)%	(238)	(0.0)%
Income before provision for income taxes	63,430	6.5%	70,918	8.1%
Provision for income taxes	16,232	1.7%	15,802	1.8%
Net income	$47,198	4.9%	$55,116	6.3%

The following table sets forth our results of operations for the first nine month periods of fiscal 2021 and fiscal 2020:

	First Nine Months of Fiscal 2021	% of Net Sales	First Nine Months of Fiscal 2020	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$3,304,224	100.0%	$2,231,909	100.0%
Gross profit	584,891	17.7%	353,489	15.8%
Selling, general, and administrative	238,746	7.2%	225,258	10.1%
Depreciation and amortization	21,429	0.6%	21,785	1.0%
Amortization of deferred gains on real estate	(2,951)	(0.1)%	(2,952)	(0.1)%
Gains from sales of property	(1,287)	0.0%	(9,209)	(0.4)%
Other operating expenses	1,197	0.0%	6,736	0.3%
Operating income	327,757	9.9%	111,871	5.0%
Interest expense, net	33,690	1.0%	36,691	1.6%
Other income, net	(1,335)	0.0%	(58)	0.0%
Income before provision for income taxes	295,402	8.9%	75,238	3.4%
Provision for income taxes	72,886	2.2%	14,214	0.6%
Net income	$222,516	6.7%	$61,024	2.7%

The following table sets forth net sales by product category for the three and nine month periods ending October 2, 2021, and September 26, 2020:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales by category	($ in thousands)		($ in thousands)
Structural products	$329,818	$375,072	$1,425,389	$865,302
Specialty products	641,024	495,991	1,878,835	1,366,607
Net sales	$970,842	$871,063	$3,304,224	$2,231,909
Percentage of total net sales by category
Structural products	34%	43%	43%	39%
Specialty products	66%	57%	57%	61%
Total	100%	100%	100%	100%

The following table sets forth gross profit and gross margin percentages by product category for the three and nine month periods of fiscal 2021 and 2020:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Gross profit $ by category	($ in thousands)		($ in thousands)
Structural products	$5,634	$73,370	$163,668	$120,673
Specialty products	147,693	86,090	421,223	232,816
Gross profit	$153,327	$159,460	$584,891	$353,489
Gross margin percentage by category
Structural products	1.7%	19.6%	11.5%	13.9%
Specialty products	23.0%	17.4%	22.4%	17.0%
Total gross margin %	15.8%	18.3%	17.7%	15.8%

Third Quarter of Fiscal 2021 Compared to Third Quarter of Fiscal 2020

For the third quarter of fiscal 2021, we generated net sales of $970.8 million, an increase of $99.8 million when compared to the third quarter of fiscal 2020 and overall gross margin percentage decreased from 18.3 percent to 15.8 percent year over year. Our third quarter net income was $47.2 million, or $4.74 per diluted share, versus $55.1 million, or $5.72 per diluted share, in the prior-year period. The significant decline in the market value of higher-cost commodity wood product inventory sold during the third quarter was the primary contributor to our overall gross profit and gross margin percentage decline and year-over-year decrease in profitability.

Net sales of specialty products, which includes engineered wood, industrial products, cedar, moulding, siding, metal products and insulation, increased $145.0 million to $641.0 million in the third quarter. Elevated demand for construction materials, along with continued supply constraints, contributed to multiple supplier-led price increases throughout the third quarter of fiscal 2021, resulting in improved revenue growth. Specialty sales volumes declined by lower-double digits percentages overall versus the prior-year period primarily attributable to widespread supply constraints, which impacted many product categories, including engineered wood and specialty lumber and panels. In contrast, we did see increases in sales volume among certain products within our specialty products category, such as in our moulding, siding, and industrial products.

Specialty products gross profit increased $61.6 million to $147.7 million, with a year-over-year improvement of approximately 560 basis points in specialty gross margin to 23.0 percent for the third quarter of fiscal 2021, compared to 17.4 percent in the third quarter of fiscal 2020. The increase in specialty gross margin percentage of 5.6 percent over the prior year period is primarily attributable to substantial increases in pricing for our specialty products.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, declined $45.3 million to $329.8 million in the third quarter of fiscal 2021 due to price deflation for commodity wood products. Structural sales volumes declined overall versus the prior-year period as we implemented commodity risk mitigation actions in response to historic fluctuations in the commodity markets impacting our structural products. Commodity wood market pricing began to decline in May and continued to drop through August before beginning to stabilize in September to levels more consistent with five-year historical averages. Through centralized purchasing and consignment, we were able to reduce wood-based commodity price deflation risk. Our structural gross margin percentage for the third quarter of fiscal 2021 was 1.7%, down from 19.6% in the prior year period primarily driven by commodity price deflation during the quarter, and was impacted by the release of a lower of cost or net realizable reserve of $16.7 million which we accrued for in the second quarter of fiscal 2021 as commodity prices began a sustained decline. The inventory impacted by this reserve was sold to customers during the third quarter of fiscal 2021.

Our selling, general, and administrative expenses decreased 4.8 percent, or $3.8 million, compared to the third quarter of fiscal 2020. The decrease in sales, general, and administrative expenses is due to decreases in our sales commissions and incentive programs of approximately $3.3 million related to a decrease in gross profit, decreases in our delivery and logistical costs of approximately $1.8 million, offset by an increase among remaining general and administrative costs categories, primarily insurance, of approximately $1.3 million. Depreciation and amortization expense decreased 2.9 percent, compared to the third quarter of fiscal 2020. Our decrease in depreciation and amortization is due to a lower base of amortizable and depreciable assets throughout the third quarter of fiscal 2021 when compared the prior year period. The decrease in gains from sales of property in the amount of $8.7 million is due to the sale-leaseback of one of our properties located in Denver, Colorado during the third quarter fiscal 2020 compared to no sale of property during the third quarter fiscal 2021. Other operating expenses decreased 65.2 percent, or $0.4 million, compared to the third quarter of fiscal 2020 primarily due to a decrease in integration and restructuring related costs reported in the third quarter of fiscal 2020.
Interest expense, net, decreased by 22.9 percent, or $2.5 million, compared to the third quarter of fiscal 2020. The decrease is primarily due to the reduction of debt, including the repayment in full of our former Term Loan Facility at the end of the first quarter of fiscal 2021, under which borrowings bore a higher interest rate than under our Revolving Credit Facility combined with lower interest costs resulting from the recent amendments to our Revolving Credit Facility. Other expense (income), net, decreased $0.5 million compared to the third quarter of fiscal 2020 due to a benefit of $0.4 million resulting from the re-negotiation of one of our multi-employer pension plan liabilities which resulted in a lower liability estimated over the life of our agreement with the pension plan.
Our effective tax rate was 25.6 percent and 22.3 percent for the third quarter of fiscal 2021 and 2020, respectively. Our effective tax rate for both periods was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of the release of our partial valuation allowance for separate company state income tax losses. Our effective tax rate for the third quarter of fiscal 2020 was additionally impacted by a discrete tax benefit resulting from the effect of the partial release of our valuation allowance for previously nondeductible interest resulting from changes allowed under Section 163(j) of the Internal Revenue Code (“IRC”) as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was enacted on March 27, 2020 which raised the allowable percentage of deductible interest from 30 percent to 50 percent of adjusted taxable income.

For the third quarter of fiscal 2021, our net income decreased by $7.9 million from the prior year period due primarily to a decrease in gross profit driven by commodity price deflation earlier in the quarter, that had a direct impact on our structural product sales and gross profit, in conjunction with lower gains from sales of property and a higher income tax expense resulting from our higher effective tax rate. This decrease was offset by reductions in our selling, general, and administrative and interest expenses.
First Nine Months of Fiscal 2021 Compared to First Nine Months of Fiscal 2020
For the nine months ended October 2, 2021, we generated net sales of $3.3 billion, an increase of $1.1 billion when compared to the prior-year period. Our nine month 2021 net income was $222.5 million, or $22.91 per diluted share, versus $61.0 million, or $6.48 per diluted share, in the prior-year period. A rapid and significant increase in the market pricing for our commodity wood products in the first five months of fiscal 2021 drove dramatic improvement in gross profit margins for our structural products, when compared to the same prior year period. Substantial increases in our specialty products also drove increases in our profitability.

Net sales of specialty products, which includes engineered wood, industrial products, cedar, moulding, siding, metal products and insulation, increased $512.2 million to $1.9 billion in the first nine months of fiscal 2021. Elevated demand for construction materials, along with continued supply constraints, contributed to multiple supplier-led price increases throughout the first nine months of fiscal 2021, which we capitalized on, resulting in improved revenue growth and margin expansion among our specialty products. Specialty sales volumes were flat versus the prior-year period despite widespread supply constraints which impacted most products within our specialty category. Specialty products gross profit increased $188.4 million to $421.2 million, with a year-over-year improvement of approximately 540 basis points in specialty gross margin to 22.4 percent. The increase in our specialty products gross margin percentages during the first nine months of fiscal 2021 was the result of substantial increase in pricing driven by increased demand paired with the supply constrained environment.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, increased $560.1 million to $1.4 billion in the first nine months of fiscal 2021 due to significant price increases for commodity wood products occurring during in the first five months of fiscal 2021. This price inflation impacted the market value of our existing commodity wood product inventory on-hand through May after which prices declined through August 2021. Structural volumes decreased during the nine month period as we implemented commodity risk mitigation actions in response to historic fluctuations in the commodity markets impacting our structural products. Structural gross profit margins for the first nine months of fiscal 2021 were 11.5 percent compared to 13.9 percent in the prior year period, a decline of approximately 240 basis points, due to wood-based commodity market volatility.

For the first nine months of fiscal 2021, selling, general, and administrative expenses increased 6.0 percent, or $13.5 million, compared to the first nine months of fiscal 2020. The increase in sales, general, and administrative expenses is due to increases in our sales commissions and incentives of approximately $7.8 million, payroll and other related cost of $1.7 million, and general and administrative costs of approximately $4.0 million, which includes increases in cost categories such as insurance. Depreciation and amortization expense decreased 1.6 percent, or $0.4 million, compared to the first nine months of fiscal 2020. The decrease in depreciation and amortization expense is due to a lower base of amortizable and depreciable assets throughout the first nine months of fiscal 2021 when compared to the prior year period.

During the first nine months of fiscal 2020, we completed the sale leaseback of one of our Denver facilities which resulted in a gain from the sale of property of $8.7 million during the period. During the first quarter of fiscal 2021, we completed the sale of our Birmingham dark property which resulted in a gain from the sale of property of $1.3 million. We completed no additional property sales during the remainder of the first nine months of fiscal 2021 which is resulting in a decrease in gains from sales of property of $7.9 million when compared to the prior year period. Other operating expenses decreased 82.2 percent, or $5.5 million, compared to the first nine months of fiscal 2020 primarily due to a decrease in spending related to integration and restructuring related costs reported during the first nine months of fiscal 2020.

Our interest expense, net, for the first nine months of fiscal 2021, decreased by 8.2 percent, or $3.0 million, compared to the prior year period. The decrease is primarily due to reduction of interest expense of $8.8 million resulting from lower debt, including the repayment in full of our former Term Loan Facility at the end of the first quarter of fiscal 2021, under which borrowings bore a higher interest rate than under our Revolving Credit Facility. Interest savings resulting from the repayment of our term loan facility at the end of the first quarter of fiscal 2021 combined with lower interest costs resulting from the renegotiation of our revolving credit facility in the third quarter of fiscal 2021. This was offset by the $5.8 million in debt issuance costs expensed during the first quarter of fiscal 2021 related to the extinguishment of our former Term Loan Facility. Our other expense (income), net, also decreased by $1.3 million compared to the first nine months of fiscal 2020. The decrease in other expense (income), net is resulting from a benefit of $0.4M resulting from the re-negotiation of one of our multi-employer pension plan liabilities which resulted in a lower estimated liability over the life of our agreement with the pension plan combined with the reduction of other immaterial expenses incurred in the prior year period.

Our effective tax rate was 24.7 percent and 18.9 percent for the first nine months of fiscal 2021 and 2020, respectively. Our effective tax rate for both periods was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of our partial release of our valuation allowance for separate company state income tax losses. Our effective tax rate for the first nine months of fiscal 2020 was additionally impacted by a discrete tax benefit resulting from the effect of the partial release of our valuation allowance for previously nondeductible interest resulting from changes allowed under Section 163(j) of the Internal Revenue Code (“IRC”) as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was enacted on March 27, 2020 which raised the allowable percentage of deductible interest from 30 percent to 50 percent of adjusted taxable income.

Our net income for the first nine months of fiscal 2021 increased $161.5 million from the prior year period primarily due to the increase in gross profit resulting from substantial price increases impacting our specialty products combined with benefits from commodity price inflation during the nine month period when compared to prior year. Increases in gross profit were offset by gains from the sales of property during the nine month period. Additionally, net income benefited from slightly lower interest expense offset by higher income tax expense, resulting from our higher effective tax rate.

Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales in the normal course of our operations and borrowings under our Revolving Credit Facility, among other sources. We expect that these sources will fund our ongoing cash requirements for the foreseeable future. On October 25, 2021, we consummated a $300 million private offering of Senior Secured Notes. We used the majority of net proceeds from the offering to repay borrowings under our ABL credit facility.

Closing of Senior Secured Notes of $300M at 6.0% Due 2029

On October 25, 2021, we closed a private offering of $300 million at 6.0% senior secured notes to persons reasonably believed to be “qualified institutional buyers,” as defined in Rule 144A under the Securities Act of 1933, as amended (“The Securities Act”), and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The 2029 Notes were issued to investors at 98.625% of their principal amount and will mature on November 15, 2029. Our obligations under these senior secured notes will be guaranteed by our domestic subsidiaries that are co-borrowers under or guarantee our revolving credit facility. The senior secured notes and the related guarantees will be secured by a first-priority security interest in substantially all of our guarantor’s existing and future assets (other than receivables, inventory, deposit accounts, securities accounts, business interruption insurance and other related assets, subject to certain exceptions and customary permitted liens). The senior secured notes and the related guarantees will also be secured on a second-priority basis by a lien on our revolving credit facility collateral. The majority of net proceeds from the offering of the senior secured notes were used to repay borrowings under our revolving credit facility.
Revolving Credit Facility
In April 2018, we amended and restated our Revolving Credit Facility with Wells Fargo Bank, National Association, and in August 2021, we amended the facility to, among other things, extend the maturity date of the facility and reduce the interest rate on borrowing under the facility (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility provides for senior secured revolving loan and letter of credit facility of up to $600.0 million and an uncommitted accordion feature that permits us to increase the facility by an aggregate additional principal amount of up to $150.0 million. If we obtain the full amount of the additional increases in commitments, the Revolving Credit Facility will allow borrowings of up to $750.0 million. Borrowings under the Revolving Credit Facility are subject to availability under the Borrowing Base (as that term is defined in the Revolving Credit Facility). Letters of credit in an aggregate amount of up to $30.0 million are also available under the Revolving Credit Facility, which would reduce the amount of the revolving loans available thereunder. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.25 percent to 1.75 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on LIBOR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.
If excess availability falls below the greater of (i) $50.0 million and (ii) 10 percent of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time, the Revolving Credit Facility requires maintenance of a fixed charge coverage ratio of 1.0 to 1.0 until excess availability has been at least the greater of (i) $50.0 million and (ii) 10 percent of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time for a period of 30 consecutive days.
As of October 2, 2021, we had outstanding borrowings of $223.1 million and excess availability of $351.9 million under our Revolving Credit Facility. As of January 2, 2021, we had outstanding borrowings of $288.2 million and excess availability of $184.3 million under out Revolving Credit Facility. Our average effective interest rate was 2.0 percent and 2.8 percent for the quarters ended October 2, 2021 and January 2, 2021, respectively. For the quarter ended September 26, 2020, our average effective interest rate was 2.7 percent.
We were in compliance with all covenants under the Revolving Credit Facility as of October 2, 2021.
On October 25, 2021, we closed a private offering of $300 million at 6.0% senior secured notes to persons reasonably believed to be “qualified institutional buyers,” as defined in Rule 144A under the Securities Act of 1933, as amended (“The Securities Act”), and to non-U.S. persons outside the United States under Regulation S under the Securities Act. The 2029 Notes were issued to investors at 98.625% of their principal amount and will mature on November 15, 2029. The majority of the net proceeds from the offering of the senior secured notes will be used to repay borrowings under our revolving credit facility. In conjunction with this offering, we have reduced the limit of our revolving credit facility from $600 million to $350 million. All other terms of our revolving credit facility remain the same as our Second Amendment entered on August 2, 2021.

Term Loan Facility
As of January 2, 2021, we had outstanding borrowings of $43.2 million under our Term Loan Facility. On April 2, 2021, we repaid the remaining outstanding principal balance of the Term Loan Facility and extinguished the debt. As a result, as of October 2, 2021, we had no outstanding borrowings under the Term Loan Facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million debt issuance costs during the first quarter of fiscal 2021 that we had been amortizing in connection with our former Term Loan Facility. These costs are included within interest expense, net, on the Condensed Consolidated Statements of Operations and reported separately as an adjustment to net income in our Condensed Consolidated Statements of Cash Flows.
There were no prepayment premiums associated with the repayment of indebtedness for the three month period ended October 2, 2021 and for the three month period ended September 26, 2020, prepayment premiums were $0.3 million. Prepayment premiums were $0.9 million and $2.6 million for the nine month periods ended October 2, 2021 and September 26, 2020, respectively.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we have completed in recent years. During fiscal 2017 and 2018, we completed real estate financing transactions on six warehouse facilities; during fiscal 2019, we completed real estate financing transactions on two warehouse facilities; and, during fiscal 2020, we completed real estate financing transactions on fourteen warehouse facilities. We recognized finance lease assets and obligations as a result of each of these transactions. In addition, during the second quarter of fiscal 2021, we recorded finance leases of $0.3 million related to new tractors put into service as part of our mobile fleet. Our total finance lease commitments, including the properties associated with the aforementioned transactions, totaled $276.9 million as of October 2, 2021. Of the $276.9 million of finance lease commitments as of October 2, 2021, $243.2 million related to real estate and $33.7 million related to equipment.
LIBOR Interest Rates
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

Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities for the first nine months of fiscal 2021 was $126.9 million, compared to net cash provided by operating activities of $74.4 million in the first nine months of fiscal 2020. The increase in cash provided by operating activities during the first nine months of fiscal 2021 was primarily a result of the increase in net income and our accounts payable balance compared to the prior year period, partially offset by increases in our accounts receivable and inventory balances compared to the prior year period. The first nine months of fiscal 2021 also included approximately $82.6 million in cash income tax obligations payments when compared to the prior year period, which benefited from our remaining federal net operating loss carry-forward of $80.6 million which were used in fiscal 2020.
Investing Activities
Net cash used in investing activities for the first nine months of fiscal 2021 was $2.8 million compared to net cash used in investing activities of $8.8 million in the first nine months of fiscal 2020. The decrease in net cash used by investing activities was primarily due to an increase in proceeds received from the sale of several assets during the second quarter of fiscal 2021, combined with the sale of our non-operating facility in Birmingham, Alabama during the first quarter of fiscal 2021, both of which were partially offset by $3.5 million increase in investments in property and equipment, specifically investments in both our fleet and facilities.
Financing Activities
Net cash used in financing activities totaled $124.0 million for the first nine months of fiscal 2021, compared to net cash used in financing activities of $84.7 million for the first nine months of fiscal 2020. The increase in net cash used in financing activities is primarily due to an increase of $314.3 million in repayments on our Revolving Credit Facility and Term Loan Facility, including the repayment of the remaining outstanding balance on our Term Loan Facility, partially offset by an increase in borrowings of $358.3 million from our Revolving Credit Facility, and $78.3 million in proceeds from real estate financing transactions completed in the first nine months of fiscal 2020, with no such transactions completed in the first nine months of fiscal 2021.
Stock Repurchase Program

On August 23, 2021, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $25.0 million of our common stock. Under the stock repurchase program approved by our Board of Directors, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases, if any, may be made through a variety of methods, which may include open market purchases, privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. As of the date of this filing, we have made no repurchases of our common stock under this program.
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

Selected financial information
	October 2, 2021	January 2, 2021	September 26, 2020
	(In thousands)
Current assets:
Cash	$186	$82	$10,154
Receivables, less allowance for doubtful accounts	344,974	293,643	308,584
Inventories, net	436,438	342,108	306,030
	$781,598	$635,833	$624,768

Current liabilities:
Accounts payable	$210,386	$165,163	$178,948
	$210,386	$165,163	$178,948

Operating working capital	$571,212	$470,670	$445,820

Operating working capital of $571.2 million as of October 2, 2021, compared to $470.7 million as of January 2, 2021, increased on a net basis by approximately $100.5 million. The increase in operating working capital was primarily driven by increases in accounts receivable and specialty products inventory, both of which were higher due to the inflationary environment impacting both our net sales and product costs. Accounts payable, also increased due to the inflation of product costs.
Operating working capital of $571.2 million as of October 2, 2021, compared to $445.8 million as of September 26, 2020, increased by $125.4 million. The increase in operating working capital was primarily driven by increases in accounts receivable and inventory, offset by an increase in accounts payable, all largely due to the inflationary environment impacting our net sales and product costs.

Investments in Property and Equipment

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets are included in “Property and equipment, at cost” on our condensed consolidated balance sheet. During the third quarter of fiscal 2021, we invested $2.5 million in cash in investments in long-lived assets. For the first nine months of fiscal 2021, we invested $5.4 million in cash and entered into finance leases totaling $10.5 million, for a total investment of $15.9 million. In the fourth quarter 2021, we intend to invest up to $10 million in our fleet and facilities to improve operational performance and productivity.

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

Forward-Looking Statements
This report contains forward-looking statements. Forward-looking statements include, without limitation, any statement that predicts, forecasts, indicates or implies future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. The forward-looking statements in this report include statements about the COVID-19 pandemic, its duration and effects, and its potential effects on our business and results of operations; anticipated effects of adopting certain accounting standards; estimated future annual amortization expense; potential changes to estimates made in connection with revenue recognition; the expected outcome of legal proceedings; industry conditions; seasonality; commodity markets; supple constraints and liquidity and capital resources.
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
•the instruments, including the notes, governing our indebtedness contain various covenants limiting the discretion of our management in operating our business, including requiring us to maintain a minimum level of excess liquidity;

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
•the notes will be structurally subordinated to all indebtedness of the issuer’s existing and future subsidiaries that are not and do not become guarantors of the notes;
•subsidiary guarantees of indebtedness under our secured Revolving Credit Facility may be released in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the notes;
•the issuer may not be able to purchase the notes upon a Change of Control Triggering Event;
•investors may not be able to determine when a change of control has occurred following a sale of “substantially all” of our assets;
•there are significant restrictions on your ability to transfer or resell your notes;
•your ability to transfer the notes may be limited by the absence of an active trading market, and an active trading market may not develop for the notes;
•U.S. federal and state laws permit courts to void guarantees under certain circumstances;
•we are not providing all of the information that would be required if this offering were being registered with the SEC;
•redemption may adversely affect your return on the notes;
•the credit ratings assigned to the notes may not reflect all risks of an investment in the notes;
•changes in our credit ratings could adversely affect the market prices or liquidity of the notes; and
•other secured indebtedness, including indebtedness under our Revolving Credit Facility with respect to the Priority RCF Collateral, are senior to the notes to the extent of the value of the collateral securing such indebtedness on a first-priority basis;
•the value of the collateral securing the notes may not be sufficient to satisfy our obligations under the notes;
•sales of assets by the Company and guarantors could reduce the pool of assets that will secure the notes and the guarantees; and
•rights of holders of notes in the collateral may be adversely affected by bankruptcy proceedings.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

THIRD-PARTY INFORMATION

This report contains references to industry data and information from third parties including U.S. government sources and publicly available market research. While we believe the information is reliable, we have not independently verified it and cannot guarantee its accuracy or completeness.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the third quarter of fiscal 2021, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2021. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, "Item 1A.Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended October 2, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
July 4 - August 7, 2021	—	$—
August 8 - September 4, 2021	59	$58.27
September 5 - October 2, 2021	—	$—
Total	59

(1) The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program. All purchases reflected in the table above pertain to purchases of common stock by the Company in connection with tax withholding obligations of the Company’s employees upon the vesting of such employees’ restricted stock unit awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1
Second Amendment to Amended and Restated Credit Agreement among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 3, 2021). ±

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.
	±	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: November 2, 2021	By:	/s/ Kelly C. Janzen
Kelly C. Janzen
Senior Vice President and Chief Financial Officer