Form 10-K
period 2022-01-01
BlueLinx Holdings Inc.
filed 2022-02-22
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 3, 2021, was $441,000,220, based on the closing price on the New York Stock Exchange of $46.51 per share on July 2, 2021.
As of February 18, 2022, the registrant had 9,731,459 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference to the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 1, 2022.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended January 1, 2022

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us,” and “our” refer to BlueLinx Holdings Inc. and its wholly-owned subsidiaries. Reference to “fiscal 2021” refers to the 52-week period ending January 1, 2022. Reference to “fiscal 2020” refers to the 53-week period ended January 2, 2021.
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

PART I
ITEM 1.  BUSINESS
General
BlueLinx is a leading wholesale distributor of residential and commercial building products in the United States. We are a “two-step” distributor. Two-step distributors purchase products from manufacturers and distribute those products to dealers and other suppliers in local markets, who then sell those products to end users. We carry a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood, industrial products, cedar, moulding, siding, metal products, and insulation. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. We also provide a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for our customers and suppliers, while enhancing their marketing and inventory management capabilities.
With a strong market position, broad geographic coverage footprint servicing over 40 states, and the strength of a locally focused sales force, we distribute a comprehensive range of products from over 750 suppliers, including some of the leading manufacturers in the industry, such as Ply Gem, Huber Engineered Woods, Georgia-Pacific, Allura, James Hardie, Fiberon, Royal, Oldcastle APG, Louisiana-Pacific, and Weyerhaeuser. We supply products to a broad base of over 15,000 national, regional, and local dealers, specialty distributors, national home centers, and manufactured housing customers, many whom serve residential and commercial builders and contractors in their respective geographic areas and local markets.

As a value-added partner in a complex and demanding building products supply chain, we play a critical role in enabling our customers to offer a broad range of products and brands, as most of our customers do not have the capability to purchase and warehouse products directly from manufacturers for such a large set of SKUs. The depth of our geographic footprint supports meaningful customer proximity across the markets in which we operate, enabling faster and more efficient service. Similarly, we provide value to our supplier partners by enabling access to the large and fragmented network of lumber yards and dealers that those suppliers could not adequately serve directly. Our position in this distribution model for building products provides easy access to the marketplace for our suppliers and the value proposition of rapid delivery on an as-needed basis to our customers from our network of warehouse facilities.

Our Strategy

We remain committed to driving a culture of profitable growth within new and existing product lines and geographies, while positioning the company for long-term value creation. The following strategic initiatives represent key areas of our management team’s focus:

1.Foster a performance-driven culture committed to profitable growth. This includes enhancing the customer experience; accelerating organic growth within specific product and solutions offerings where the company is uniquely advantaged; and deploying capital to drive sustained margin expansion, grow cash flow and maintain continued profitable growth.

2.Migrate sales mix toward higher-margin specialty product categories. The company intends to pursue a revenue mix increasingly weighted toward higher-margin, specialty product categories such as engineered wood, moulding, millwork, decking and industrial products. Additionally, the company intends to expand its value-added service offerings designed to simplify complex customer sourcing requirements, together with marketing, inventory and pricing services afforded by the company’s national platform.

3.Maintain a disciplined capital structure and pursue high-return investments that increase the value of the company. The company intends to maintain a disciplined capital structure while prudently investing in its business to modernize its trailer fleet and distribution facilities and to improve operational performance. The company also continues to evaluate potential acquisition targets that complement its existing capabilities, grow its specialty products business, increase customer exposure, expand its geographic reach, or a combination thereof. To improve operational performance and productivity, we invested $14.4 million in cash during fiscal 2021. Of the $14.4 million in cash invested in fiscal 2021, $9.0 million was invested in the fourth quarter.

Products and Services

We distribute products in two principal categories: specialty products and structural products. Specialty products, which represented approximately 59 percent and 60 percent of our fiscal 2021 and fiscal 2020 net sales, respectively, include primarily engineered wood products, moulding, siding and trim, cedar, metal products (excluding rebar and remesh) and insulation. Structural products, which represented approximately 41 percent and 40 percent of our fiscal 2021 and fiscal 2020 net sales, respectively, include plywood, oriented strand board, rebar and remesh, lumber, spruce and other wood products primarily used for structural support in construction projects. In some cases, these products are branded by us.
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
Warehouse sales are delivered from our warehouses to our customers. Reload sales are similar to warehouse sales, but are delivered from third-party warehouses where we store owned products to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Together, warehouse and reload sales accounted for approximately 81 percent and 83 percent of our fiscal 2021 and 2020 gross sales, respectively.
Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 19 percent and 17 percent of our fiscal 2021 and 2020 gross sales, respectively.
Human Capital
Our Commitment to Diversity, Equity, and Inclusion

We are committed to diversifying our workforce to ensure that our associates feel like they belong. We realize the value that diversity, equity and inclusion bring to our business. As of January 1, 2022, women represented 14 percent of our associate population, 20 percent of our executive leadership team, and 29 percent of our Board of Directors, and minorities represented 27 percent of our associate population, 40 percent of our executive leadership team, and 14 percent of our Board of Directors. We will continue to monitor and seek to increase our diversity.
We also use our compensation review process, our compensation framework, and third-party compensation data in an effort to compensate associates in the same job, level and location fairly regardless of gender, race and ethnicity. Where we have identified discrepancies between actual compensation and our policies, we have taken action to make pay adjustments to close identified gaps. In addition, we are actively creating employee resource groups, which are designed to facilitate more social and community interaction in our workforce, to foster a more inclusive culture.
Our Associates
Our associates are the foundation of our business. BlueLinx has an entrepreneurial and high-performance culture where associates are expected to live by our core values of teamwork, continuous improvement and integrity each and every day. As of January 1, 2022, we employed approximately 2,055 associates, and less than one percent of our associates are employed on a part-time basis. Approximately 21 percent of our associates were represented by various local labor unions with terms and conditions of employment subject to collective bargaining agreements (“CBAs”) negotiated between the Company and the local unions. Six CBAs covering approximately six percent of our associates were up for renewal in fiscal 2021. Four of those CBAs were successfully renewed, and another is expected to be completed before the end of the first quarter 2022. The remaining

CBA was terminated as a result of the local union disclaiming interest in continuing to represent the associates at the particular location. Two CBAs covering approximately four percent of our associates are up for renewal in fiscal 2022.

We strongly believe that our corporate culture depends on our associates’ engagement and understanding of their contribution to the achievement of our strategic imperatives, vision, and mission. We also seek to connect our leaders across regions and provide them with opportunities to enable collaboration and to connect with the larger organization. In addition to prioritizing regular communications, we are conducting regular employee surveys to monitor our culture and employee engagement, while seeking feedback on what is going well and where we can focus our efforts to do more. Our annual company survey had participation from approximately 72 percent of our associates in fiscal 2021, representing a wide cross section of our associate population.

We also conduct periodic leadership town halls where associates are invited to engage with senior leadership. Our CEO and other executives engage directly with associates by visiting branches and participating in team and other meetings.

During fiscal 2021, we continued to invest in our people, and in programs and systems designed to meet the increased demand for talent in a dynamic marketplace. For instance, we are increasing our investments in our benefits programs, which included approving expanded medical coverage for infertility, and new adoption assistance and loan repayment assistance benefits for 2022. Also, since the COVID-19 pandemic began, we have actively promoted and encouraged the use of our mental health benefits, which include certain free in-person mental health visits and unlimited online mental health sessions. We also launched quarterly talent reviews to further our succession planning and career development objectives.

As a part of our investment in the company’s associates, in December 2021 and in recognition of our performance and the contribution of our associates, we announced that all eligible hourly and salaried employees would receive a discretionary year-end bonus consisting of a combination of cash and/or time-based restricted stock units with a one year vesting period.

Safety

We are committed to fostering a safe working environment for our associates. In addition to implementing COVID-19 protocols during the pandemic, we have established uniform safety and compliance procedures for our operations, and implemented measures designed to prevent workplace injuries. Our safety programs focus on job hazard identification and prevention, coupled with extensive on-going job-specific training. For example, material handlers and Department of Transportation (“DOT”)-registered drivers follow a monthly individualized training curriculum, with knowledge testing, for injury and accident prevention. In addition, depending on the nature and requirements of their role, new hires and contract employees undergo safety training during their initial onboarding. We also administer post injury/accident corrective action supplemental training as needed and dictated by our investigations. To help prevent future occurrences, accidents and injuries are investigated with corrective actions implemented locally and communicated to key operations personnel across the enterprise. To enhance the safety of our fleet, we are making a significant investment in “curtainside” trailers that cover and enclose the materials inside. Our newest tractors are equipped with collision avoidance systems, blind spot detection and lane departure warning technology, and our newest tractors and trailers are equipped with disc-type brakes to improve stopping distance and driver control.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry. The first and fourth quarters are typically our lower volume quarters due to the impact of unfavorable weather on the construction market. Our second and third quarters are typically our higher volume quarters, reflecting an increase in construction, due to more favorable weather conditions. In past years, assuming no change in underlying inventory costs, our working capital has increased in the second and third quarters, reflecting general increases in seasonal demand.
During the ongoing novel coronavirus (“COVID-19”) pandemic, our typical patterns of seasonality changed, largely due to increased demand for our products. Milder weather in the latter part of 2021 also contributed to our traditional summer patterns continuing into the fourth quarter. While uncertain, it remains a possibility that changes to our typical seasonality trends could continue during fiscal 2022 should similar market conditions continue.
Climate Change
Climate change presents potential risks and uncertainties for us. Weather-related events, such as hurricanes, tornadoes or extreme temperature changes, can impact our operations and result in lost production, supply chain disruptions and increased material costs. In addition, the availability and price of the products we buy and sell may fluctuate during prolonged periods of heavy rain or drought, fires or other unpredictable weather events. While unpredictable weather and other changes in climate can have a negative impact on our business, changes in climate also could result in more accommodating weather patterns for longer periods of time in certain areas. Extended periods of favorable weather can result in an increase in construction, and a corresponding increase in the demand for our products. In addition, our operations could in the future be subject to regulations related to climate change. To the extent that climate-related risks materialize, and if we are unprepared for them, we may incur unexpected costs, which could have a material effect on our financial results of operations. See Item 1A. Risk Factors for further discussion of the risks posed by climate change.

Sustainability

In addition to participating in the Forestry Stewardship Council, an organization promoting environmentally appropriate, socially beneficial, and economically viable management of the world’s forests, we are purchasing electric forklifts to use in certain locations. We also are focused on utilizing more fuel-efficient vehicles in our fleet, replacing our warehouse lighting systems with more environmentally friendly lighting solutions, and reducing our landfill waste by prioritizing recycling options, where available.

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
Three of our largest competitors are Boise Cascade Company, Weyerhaeuser Company, and Specialty Building Products. Most major markets in which we operate are served by the distribution arm of at least one of these companies.
Governmental Regulations
The Company is subject to various federal, state, provincial, and local laws, rules, and regulations. We are subject to the requirements of the U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”). In order to maintain compliance with applicable OSHA requirements, we have established uniform safety and compliance procedures for our operations, and implemented measures designed to prevent workplace injuries. Our safety programs focus on job hazard identification and prevention, coupled with extensive on-going job-specific training. For example, material handlers and DOT-registered drivers follow a monthly individualized training curriculum, with knowledge testing, for injury and accident prevention. In addition, new hires and contract employees undergo safety training during their initial onboarding. We also administer post injury/accident corrective action supplemental training as needed and dictated by our investigations. To help prevent future occurrences, accidents and injuries are investigated with corrective actions implemented locally and communicated to key operations personnel across the enterprise. To enhance the safety of our fleet, we are making a significant investment in “curtainside” trailers that cover and enclose the materials inside. Our newest tractors are equipped with collision avoidance systems, blind spot detection and lane departure warning technology, and our newest tractors and trailers are equipped with disc-type brakes to improve stopping distance and driver control.

The U.S. Department of Transportation (“DOT”) regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. We are also subject to the oversight of the Federal Motor Carrier Safety Administration (“FMCSA”). Additionally, among other things, vehicle dimensions and driver hours of service are subject to both federal and state regulation. Through a partnership with their local DOT enforcement agencies, our branches continue to host DOT troopers to conduct training walk-around inspections of our equipment to supplement our internal driver training efforts. The Troopers cover all dimensions DOT compliance with specific focus on vehicle maintenance and load securement safety requirements.

We also are subject to environmental laws, rules, and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage, and disposal of hazardous materials, substances, and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances, and regulations are complex, change frequently, and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations), and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew, environmental permits. We are proactively replacing our diesel underground storage tanks based on their age to prevent fuel releases to the environment.
Certain of these environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), may require the investigation and cleanup of an entity’s or its predecessor’s current or former properties, even if the associated contamination was caused by the operations of a third party. These laws also may require the investigation and cleanup of third-party sites at which an entity or its predecessor sent hazardous wastes for disposal, notwithstanding that the original disposal activity accorded with applicable requirements. Liability under such laws may be imposed jointly and severally, and regardless of fault. In addition, our operations could in the future be subject to regulations related to climate change.

We have incurred and will continue to incur costs to comply with the requirements of health and safety, transportation, and environmental laws, ordinances, and regulations. These requirements could become more stringent in the future, and we cannot make assurances that compliance costs may not become material.
Significant Recent Transactions and Developments
Term Loan Facility
As of January 2, 2021, we had outstanding borrowings of $43.2 million under our senior secured term loan facility. On April 2, 2021, we repaid the remaining outstanding principal balance under the facility and the facility was terminated. As a result, as of January 1, 2022, we had no outstanding borrowings under the term loan facility. In connection with our repayment of the facility, we expensed $5.8 million of debt issuance costs during the first quarter of fiscal 2021 that we had been amortizing in connection with the facility. These costs are included within interest expense, net, on the Consolidated Statements of Operations and reported separately as an adjustment to net income in our Consolidated Statements of Cash Flows. While the facility was paid in full as of April 2, 2021, our average interest rate under the facility, exclusive of fees and prepayment premiums, was 8.2 percent and 8.0 percent for the years ended January 2, 2021 and January 1, 2022, respectively.
Amendment of our Revolving Credit Facility

On August 2, 2021, we amended our revolving credit facility to, among other things, (i) extend the maturity date of the facility from October 10, 2022, to August 2, 2026, (ii) amend the Borrowing Base (as such term is defined under the facility) to include a certain portion of the assets of acquired companies prior to the conduct of a field exam or appraisals thereof by the agent, (iii) modify certain definitions and various affirmative and negative covenants to provide additional flexibility for the Company, and (iv) add customary LIBOR replacement language.

In addition, the amended revolving credit facility now provides for interest on borrowings at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.25 percent to 1.75 percent, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the agent, for loans based on LIBOR, or (ii) the base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the agent, for loans based on the base rate, reflecting a decrease of 0.50 percent to the upper limit of each respective margin tier.

As of January 1, 2022, we had zero outstanding borrowings on our revolving credit facility.
Share Repurchase Program
On August 23, 2021, we announced our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $25 million of our common stock. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. As of the date of this filing, we have repurchased no shares under this program.
Senior Secured Notes Transaction
During the fourth quarter of 2021, we completed a private offering of $300 million of our six percent senior secured notes due 2029 (the “2029 Notes”). The 2029 Notes were issued to investors at 98.625 percent of their principal amount and will mature on November 15, 2029. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under our revolving credit facility. In conjunction with this offering, we also amended the revolving credit facility to reduce the credit limit from $600 million to $350 million. In conjunction with the reduction of the credit limit of our revolving credit facility, we expensed approximately $1.6 million of debt issuance costs during the fourth quarter of 2021. These costs are included within interest expense, net, on the Consolidated Statements of Operations and reported separately as an adjustment to net income in our Consolidated Statements of Cash Flows.

Real Estate Transactions

During fiscal 2021, we sold two non-operating facilities that were previously identified as “held for sale”. During the first quarter, we sold our non-operating facility located in Birmingham, Alabama, and recognized a gain of $1.3 million in the Consolidated Statement of Operations and Comprehensive Income, as a result of this sale. Proceeds from this transaction were used to pay down our term loan facility. Additionally, during the fourth quarter, we sold our non-operating facility located in Houston, Texas. We recognized a gain of $7.1 million in the Consolidated Statement of Operations and Comprehensive Income as a result of this sale.

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

Our business has experienced, and is likely to continue experiencing, cycles relating to industry capacity and general economic conditions. During 2021, availability of certain building products we distribute was impacted by supply constraints driven by the COVID-19 pandemic and affected the market price of the commodity and commodity-based specialty products we buy and distribute. The length and magnitude of these cycles can vary over time and by product. Prices for our products are driven by many factors, including general economic conditions, demand for our products and competitive conditions in the industries within which we compete, and we have little influence over the timing and extent of price changes, which may be unpredictable and volatile. If supply exceeds demand, prices for our products could decline, and our results of operations, cash flows, and financial condition could be adversely affected. Certain published indices (including those published by Random Lengths (“RL”)) contribute to the setting of selling prices for some of our products. Although RL is a widely circulated source of information for the wood products industry, it may not accurately reflect changes in market conditions for our products. Changes in how RL is maintained, or other indices are established or maintained, could adversely impact the selling prices for these products.

Many of the building products that we distribute, including oriented strand board (“OSB”), plywood, lumber, and rebar, are commodities that are widely available from other distributors or manufacturers, with prices and volumes determined frequently in an auction market based on participants’ perceptions of short-term supply and demand factors. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of products. Short-term increases in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs on our products.

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

Although the rate of inflation has been low in recent years, we are currently experiencing a significant rise in inflation. An inflationary environment can increase the cost of products we purchase. However, economic conditions and market factors may make it difficult for us to raise our prices enough to keep up with the rate of inflation, which could reduce our profit margins or reduce the number of customers who can purchase our products. If the current inflationary environment continues or worsens, we may not be able to adjust the pricing we charge for our products to offset increasing product costs, which would adversely impact our results of operations and cash flows.

Our earnings are highly dependent on volumes.

Our earnings are highly dependent on volumes, which fluctuate. Commodity price inflation can increase our gross margins on relatively consistent or even lower year over year sales volumes, depending on the degree of commodity price inflation. Fluctuations in commodity prices make it difficult to predict our financial results with any degree of certainty. Volumes for certain of the products that we distribute were significantly impacted in fiscal 2021 by COVID-19. The pandemic has affected our operational and financial performance and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope, and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic efforts of the pandemic and related containment measures, among others. Any failure to maintain, or increase volumes, alone or combined with fluctuations, such as commodity price inflation or deflation, which would impact the purchase and/or selling price of our products, could adversely affect our results of operations, cash flows, and financial condition.

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

Some of our competitors may have less financial leverage or are part of larger companies, and, therefore, may have access to greater financial and other resources than those to which we have access. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our net sales and net income may be reduced.

Our industry is highly cyclical, and prolonged periods of weak demand or excess supply may reduce our net sales and/or margins, which may cause us to incur losses or reduce our net income.

The building products distribution industry is subject to cyclical market pressures. Prices of building products are determined by overall supply and demand in the market. Market prices of building products historically have been volatile and cyclical, and we have limited ability to control the timing and amount of pricing changes. Demand for building products is driven mainly by factors outside of our control, such as general economic and political conditions, interest rates, availability of mortgage financing, inflation, the construction, repair and remodeling markets, industrial markets, housing supply, weather, and population growth. The supply of building products fluctuates based on available manufacturing capacity, and excess capacity in the industry can result in significant declines in market prices for those products. To the extent that prices and volumes experience a sustained or sharp decline, our net sales and margins likely would decline as well. Because we have substantial fixed costs, a decrease in sales and margin generally may have a significant adverse impact on our financial condition, operating results, and cash flows.

Adverse housing market conditions may negatively impact our business, liquidity, and results of operations, and increase the credit risk from our customers.

Our business depends to a significant degree on the new residential construction market and, in particular, single family home construction. The home building industry peaked in 2005, and then underwent a significant decline. Although the home building industry has improved and continues to improve, it is still far below its peak in 2005. According to the U.S. Census Bureau, actual single-family housing starts in the United States during 2021 increased from 2020 levels but remain below their peak in 2005. The multi-year downturn in the home building industry resulted in a substantial reduction in demand for the products we provide. We cannot predict the duration of the current housing industry market conditions or the timing or strength of any continued recovery of housing activity in our markets. The home building industry also may not recover to historical levels. Continued weakness in the new residential construction market would have a material adverse effect on our business, financial condition, and operating results. Factors impacting the level of activity in the residential new construction markets include changes in interest rates, inflation, unemployment rates, housing inventory, high foreclosure rates and unsold/foreclosure inventory, availability of financing, labor costs and availability, vacancy rates, local, state and federal government regulation (including mortgage interest deductibility and other tax laws), weakening in the U.S. economy or of any regional or local economy in which we operate, availability of supplies, the COVID-19 pandemic’s impact on the economy and consumer demand and preferences, and shifts in populations away from the markets that we serve. In addition, the mortgage markets periodically experience disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans. Because of these factors, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period.

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

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities subject to then current market conditions. However, the loss of, or a substantial decrease in the availability of, key products from our suppliers, or the loss of key supplier arrangements, could adversely impact our financial condition, operating results, and cash flows. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could have a material adverse effect on our financial condition, operating results, and cash flows.

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

We may incur business disruptions resulting from a variety of possible causes.

The operations at our distribution facilities may be interrupted or impaired by various operating risks, including, but not limited to, risks associated with catastrophic events, such as fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornados and droughts, whether a result of climate change or otherwise, pandemics, including COVID-19, or other similar occurrences; interruptions in the delivery of products via railroad or other inbound transportation means; adverse government regulations; equipment breakdowns or failures; prolonged power failures; unscheduled maintenance outages; information system disruptions or failures due to any number of causes, including cyber-attacks; violations of our permit requirements or revocation of permits; releases of pollutants and hazardous substances to air, soil, surface water or ground water; disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels; shortages of equipment or spare parts; and labor disputes and shortages.

We may be unable to effectively manage our inventory relative to our sales volume or as the prices of the products we distribute fluctuate, which could affect our business, financial condition, and operating results.

We purchase many of our products directly from manufacturers, which are then sold and distributed to customers. We must maintain, and have adequate working capital to purchase sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchases accordingly. In periods characterized by significant changes in the overall economy and activity in the residential and commercial building and home repair and remodel industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Such issues and risks can be magnified by the diversity of product mix our business units carry across multiple major product categories. Excessive increases in the market prices of certain building products can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition, and operating results.

We are subject to information technology security risks and business interruption risks and may incur increasing costs in an effort to minimize and/or respond to those risks.

Our business employs information technology systems to secure confidential information, such as employee data, including social security numbers and personal health data. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any compromise of our security could result in a loss or misuse of our confidential information, violation of applicable privacy and other laws, significant legal and financial exposure, theft, damage to our reputation, interruption of our business operations, and a loss of confidence in our security measures; any of which could harm our business. We may also be subject to phishing attacks, wherein individuals may fraudulently purport to be an agent of a reputable company in order to engage in theft or induce our employees to reveal confidential and other information or provide unauthorized resources. We are also susceptible to malware, ransomware, denial of service, and other attacks that could adversely affect our information technology systems. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. As cyber-attacks become more sophisticated generally, we may incur significant costs to strengthen our systems from outside intrusions, and/or obtain insurance coverage related to the threat of such attacks.

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

In order to be successful, we must attract, train, and retain a large number of highly qualified associates while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs.

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

Our business operations could suffer significant losses from climate changes, natural disasters, catastrophes, fire, or other unexpected events.

While we maintain insurance covering our facilities and equipment, including business interruption insurance, our warehouse facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes, and earthquakes, or by fire, adverse weather conditions, civil unrest, condemnation, or other unexpected events or disruptions to our facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition, and results of operations. In addition, war, terrorism, geopolitical uncertainties, and public health issues could cause damage or disruption to the global economy, and thus could have a material adverse effect on us, our suppliers and our customers.

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

As of January 1, 2022, we employed approximately 2,055 employees and less than one percent of our employees are employed on a part-time basis. Approximately 21 percent of our employees were represented by various local labor unions with terms and conditions of employment governed by collective bargaining agreements (“CBAs”). Six CBAs covering approximately six percent of our employees were up for renewal in fiscal 2021. Four of those CBAs were successfully renewed, and another is expected to be completed before the end of the first quarter 2022. The remaining CBA was terminated as a result of the local union disclaiming interest in continuing to represent the employees at the particular location. Two CBAs covering approximately four percent of our employees are up for renewal in fiscal 2022.

Although we have generally had good relations with our unionized employees, and expect to renew collective bargaining agreements as they expire, no assurances can be provided that we will be able to reach a timely agreement as to the renewal of the agreements, and their expiration or continued work under an expired agreement, as applicable, could result in a work stoppage. In addition, we may become subject to material wage increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our selling, general, and administrative expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general, and administrative expenses. Wage increases could also be significant in an inflationary environment even in our non-unionized locations. All or some of these factors could negatively impact our operating results and cash flows.

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

Environmental liabilities could arise on the land that we have owned, own or lease, including as a result of the use of underground fuel storage tanks, and these liabilities could have a material adverse effect on our financial condition and performance. Federal, state, and local laws and regulations relating to the protection of the environment, including those regulating the use and maintenance of underground storage tanks, may require a current or previous owner or operator of real estate to investigate and remediate hazardous materials, substances and waste releases at or from the property. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, we could incur costs to comply with such environmental laws and regulations, the violation of which could lead to substantial fines and penalties. Our operations could also in the future be subject to regulations related to climate change.

The ongoing effect of the COVID-19 pandemic and other widespread public health crises may adversely affect our business and results from operations.

Public health crises, pandemics, and epidemics, such as the ongoing COVID-19 pandemic, have impacted, and could continue to impact, our operations and financial performance. The extent of the effect of the ongoing COVID-19 pandemic on our operational and financial performance in future periods will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic and the spread of COVID-19 variants, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others.

In response to the spread of COVID-19, governmental authorities implemented numerous measures to try to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place and work from home orders, and shutdowns of “non-essential” businesses. While we were deemed an “essential” business at the time, this status may not be the case again, which could adversely impact our ability to operate in the markets we serve. Governmental measures have impacted, and may further impact, our workforce and operations, as well as those of our customers, vendors and suppliers. We have distribution operations across the United States, and each state in which we operate has been affected by the outbreak of COVID-19 and taken various measures to try to contain it. Varying levels of regulatory, legal and other measures to contain the COVID-19 outbreak, and associated variants, in states across the United States could impact our operations in varying degrees, the impact of which we cannot reasonably predict. Among other impacts to our business from the outbreak of COVID-19:

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

Our vaccination policies and governmental regulations concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.

During 2021, we implemented a mandatory vaccination policy for our corporate-based workforce and new hires joining our Company. Our policy did not and does not extend to hourly employees working outside our corporate office who joined our Company prior to the implementation of our policy. In September 2021, President Biden issued an executive order directing the Occupational Safety and Health Administration (“OSHA”) to create rules requiring U.S. employers with 100 or more employees to require COVID-19 vaccinations or weekly employee testing before coming to work. On January 13, 2022, the U.S. Supreme Court issued an order that halted implementation of President Biden’s vaccine and testing requirement aimed at large businesses and sent the case back to the U.S. Court of Appeals. On January 26, 2022, OSHA announced a withdrawal of the vaccination and testing requirement for businesses. Although OSHA withdrew the vaccination and testing requirement as an enforceable emergency temporary standard (“ETS”), OSHA intends to continue moving the ETS forward through the rule-making process as a proposed rule. Accordingly, it is possible that the company may be subject to the specific policies outlined in the ETS if it becomes a final rule under OSHA’s rule-making authority.

Implementation of these rules, future rules, or our own vaccination policies, as well as navigating conflicts between state, local and federal rules, could cause us to experience additional challenges in retaining our employees. Regulatory impacts from these rules, or future rules, requiring company-wide vaccination could impact us in a significant way if we are required to apply vaccination requirements to our entire employee population. We expect that the market for both hourly workers and professional workers will remain challenging at least through fiscal 2022. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other operating inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our results of operations, cash flows and financial condition, and the trading price of our common stock may be adversely impacted.

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
•our creditworthiness in addition to the financial condition and creditworthiness of our customers;
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

At January 1, 2022, we had no outstanding debt under our revolving credit facility, and approximately $300 million of debt outstanding under our senior secured notes. Additionally, as of January 1, 2022, outstanding commitments under finance leases were $275 million. Our level of indebtedness could still have considerable consequences for us. For example, our substantial indebtedness could:

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

Our revolving credit facility and senior secured notes contain various covenants and restrictions, including customary financial covenants that limit management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•incur additional debt;
•grant liens on assets;
•make investments;
•repurchase stock;
•pay dividends and make distributions;
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

Borrowings under our revolving credit facility bears interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our revolving credit facility is at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same. Although we may elect in the future to take certain actions to reduce interest rate volatility in connection with our variable rate borrowings, we cannot provide assurances that we will be able to do so or that those actions will be effective. Our revolving credit facility includes available interest rate options based on the London Inter-bank Offered Rate (“LIBOR”). It is widely expected that LIBOR will be discontinued after June 30, 2023, and the U.S. and other countries are currently working to replace LIBOR with alternative reference rates. Our revolving credit facility provides procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR. The consequences of these developments with respect to LIBOR cannot be entirely predicted; however, we do not believe that the discontinuation of LIBOR as a reference rate in our loan agreements will have a material adverse effect on our financial position or materially affect our interest expense.

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

We have sold and leased back certain of our distribution centers under long-term non-cancelable leases, and may enter into similar transactions in the future. All of these leases are (or will be) finance leases, and our debt and interest expense may increase as a result.

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

Many of our distribution centers are leased, and if we close a leased distribution center before expiration of the lease, we will still be obligated under the applicable lease. In addition, we may be unable to renew the leases at the end of their terms.

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

We may not have or be able to raise the funds necessary to finance a required repurchase of our senior secured notes.

Subject to certain exceptions, upon the occurrence of a change in control under the indenture governing our senior secured notes, we are required to offer to repurchase all of the outstanding notes. It is possible that we would not have sufficient funds at the time that we are required to make any such repurchase of our senior secured notes, and we cannot assure the holders of the senior secured notes that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any such notes upon a change in control. Our failure to repurchase the senior secured notes when required would result in an event of default with respect to such notes which could, in turn, constitute a default under the terms of our other indebtedness, if any.

Certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, may not constitute a change in control under the indenture governing our senior secured notes.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Any rating assigned to our debt could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

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

If petroleum or energy prices increase, our results of operations could be adversely affected.

Petroleum and energy prices and availability of petroleum products are subject to political, economic, and market factors that are outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events or natural disasters may cause the price of fuel to increase or the availability of fuel to decrease. Within our business units, we deliver products to our customers primarily via our fleet of trucks, which we fuel both onsite and through street fuel programs. Our operating profit may be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices through increased prices or fuel surcharges to our customers. Besides passing fuel costs on to customers, we have at times entered into forward purchase contracts for fuel used at some of our facilities that protect against fuel price increases. If shortages occur in the supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers or otherwise protect ourselves by entering into forward purchase contracts, then our results of operations would be adversely affected.

We establish insurance-related deductible/retention reserves based on historical loss development factors, which could lead to adjustments in the future based on actual development experience.

We retain a significant portion of the accident risk under our vehicle liability and workers’ compensation insurance programs; and we are self-insured for health insurance, the exposure of which is limited by stop-loss coverage. Our self-insurance accruals are based on actuarial estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or amount of claims make it difficult to precisely predict the ultimate cost of claims. The actual cost of claims can be different than the historical selected loss development factors because of safety performance, payment patterns, and settlement patterns.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of January 1, 2022, we had approximately $60 million in net deferred tax assets. These deferred tax assets include temporary differences arising from such items as property, plant and equipment, accrued compensation, and accounting reserves related to inventory and other items in conjunction with net state operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings, and tax planning strategies. For example, we were required to evaluate and maintain reasonable valuation allowances against our remaining state net operating loss carryforwards against our U.S. deferred tax assets as of January 1, 2022. These valuation allowances are calculated based on the probability that we will not realize taxable income in the states in which we carry net operating loss carryforwards in a time suitable to take advantage of them. If we determine in the future that there is not sufficient positive evidence to support the remaining valuation of our deferred tax assets, either due to the risk factors described herein or other factors which may impact our net operating carryforwards or other components of our deferred tax assets such as our temporary differences which may arise from tax legislation which we cannot foresee, we may be required to further adjust the valuation allowance to reduce our deferred tax assets, in specific areas or in total. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

Our expected annual effective tax rate could be volatile and materially change as a result of changes in mix of earnings and other factors.

Our overall effective tax rate is equal to our total income tax expense, also referred to as provision for income taxes, as a percentage of our income or loss before provision for income taxes. However, tax expenses and benefits are determined separately for each tax paying entity or group of entities that is consolidated for tax purposes in each jurisdiction. Losses in certain jurisdictions may provide no current financial statement tax benefit. As a result, changes in the mix of profits and losses between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate. New and unforeseen changes in tax legislation may impact our effective tax rate in future periods, both on a federal and state level, which may have an impact on our net income and result in material non-cash expenses in the relevant period.

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

Our ability to make scheduled payments under our revolving credit facility and senior secured notes depends on our successful financial and operating performance, cash flows, and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business, and other factors, many of which are beyond our control. These factors include, among others:

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

The terms of our revolving credit facility and senior secured notes place restrictions on our ability to pay dividends on our common stock, so any returns to stockholders may be limited to the value of their stock.

We have not declared or paid any cash dividends on our common stock since 2007, and we are subject to certain condition in order to do so under the terms of our revolving credit facility and senior secured notes. As we have no current intention of paying dividends, unless we should decide to do so in the future, any return to stockholders may be limited to the appreciation in their stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
We operate our business out of 64 office and warehouse facilities, 55 of which are leased, and nine of which are owned. The total square footage of our owned real property is approximately 0.9 million square feet, and the total square footage of our leased real property is approximately 9.8 million square feet.
The following table summarizes our real estate facilities as of January 1, 2022, including their inside square footage, where applicable:

Property Type	Number	Owned facilities (sq. ft.)	Leased facilities (sq. ft.)
Office Space (1)	1	—	68,023
Warehouses and other real property	64	858,896	9,774,955
Total	65	858,896	9,842,978
(1)Consists of our corporate headquarters in Marietta, Georgia.
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
As of January 1, 2022, there were twelve shareowner accounts of record, and, as of that date, we estimate that there were approximately 8,336 beneficial owners holding our common stock in nominee or “street” name.
We have not historically paid dividends on our common stock. Any future dividend payments would be subject to the discretion of our Board of Directors and contractual restrictions under our revolving credit facility and the terms of the indenture for our senior secured notes.
On August 23, 2021, we announced our Board of Directors approved a stock repurchase program, with no expiration from the date of authorization, for the repurchase up to $25 million of our common stock. As of January 1, 2022, $25 million was available for repurchases under this program. The timing and amount of any repurchases under this program depend upon market conditions and may be made at any time or from time to time, without prior notice, through a variety of methods, which may include open market purchases, privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

The Company occasionally withholds shares of common stock to satisfy tax withholding obligations of employees upon the vesting of such employees’ restricted stock unit awards.

The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended January 1, 2022:

	Total Number Shares Purchased(1)	Average Price Paid Per Share
Period
October 3 - November 6	—	$—
November 7 - December 4	432	$71.55
December 5, 2021 - January 1, 2022	402	$82.73
Total	834

(1)
The Company did not repurchase any of its equity securities during the period covered by this report pursuant its August 2021 stock repurchase program. All purchases reflected in the table above pertain to purchases of common stock by the Company in connection with tax withholding obligations of the Company’s employees upon the vesting of such employees’ restricted stock unit awards.

ITEM 6. [RESERVED]

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

This section of this Form 10-K does not address certain items regarding the fiscal year ended December 28, 2019 (“fiscal 2019”). Discussion and analysis of fiscal 2019 and year-to-year comparisons between fiscal 2020 and fiscal 2019 not included in this Form 10-K can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Executive Level Overview
Company Background
BlueLinx is a leading wholesale distributor of residential and commercial building products in the United States. We are a “two-step” distributor. Two-step distributors purchase products from manufacturers and distribute those products to dealers and other suppliers in local markets, who then sell those products to end users. We carry a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood, industrial products, cedar, moulding, siding, metal products, and insulation. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. We also provide a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for our customers and suppliers, while enhancing their marketing and inventory management capabilities.
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
With a strong market position, broad geographic coverage footprint servicing over 40 states, and the strength of a locally focused sales force, as a two-step wholesale distributor, we distribute a comprehensive range of products from over 750 suppliers, including some of the leading manufacturers in the industry, such as Ply Gem, Huber Engineered Woods, Georgia-Pacific, Allura, James Hardie, Fiberon, Royal, Oldcastle APG, Louisiana-Pacific, and Weyerhaeuser. We supply products to a broad base of over 15,000 national, regional, and local dealers, specialty distributors, national home centers, and manufactured housing customers, many of whom then serve residential and commercial builders and contractors in their respective geographic areas and local markets.
As a value-added partner in a complex and demanding building products supply chain, we play a critical role in enabling our customers to offer a broad range of products and brands, as most of our customers do not have the capability to purchase and warehouse products directly from manufacturers for such a large set of SKUs. The depth of our geographic footprint supports meaningful customer proximity across all the markets in which we operate, enabling faster and more efficient service. Similarly, we provide value to our supplier partners by enabling access to the large and fragmented network of lumber yards and dealers that those suppliers could not adequately serve directly. Our position in this distribution model for building products provides easy access to the marketplace for our suppliers and the value proposition of rapid delivery on an as-needed basis to our customers from our network of warehouse facilities.
Significant Recent Transactions and Developments
Term Loan Facility
As of January 2, 2021, we had outstanding borrowings of $43.2 million under our senior secured term loan facility. On April 2, 2021, we repaid the remaining outstanding principal balance under the facility and the facility was terminated. As a result, as of January 1, 2022, we had no outstanding borrowings under the term loan facility. In connection with our repayment of the facility, we expensed $5.8 million of debt issuance costs during the first quarter of fiscal 2021 that we had been amortizing in connection with the facility. These costs are included within interest expense, net, on the Consolidated Statements of Operations and reported separately as an adjustment to net income in our Consolidated Statements of Cash Flows. While the facility was paid in full as of April 2, 2021, our average interest rate under the facility, exclusive of fees and prepayment premiums, was 8.2 percent and 8.0 percent for the years ended January 2, 2021 and January 1, 2022, respectively.
Amendment of our Revolving Credit Facility

On August 2, 2021, we amended our revolving credit facility to, among other things, (i) extend the maturity date of the facility from October 10, 2022, to August 2, 2026, (ii) amend the Borrowing Base (as such term is defined under the facility) to include a certain portion of the assets of acquired companies prior to the conduct of a field exam or appraisals thereof by the agent, (iii) modify certain definitions and various affirmative and negative covenants to provide additional flexibility for the Company, and (iv) add customary LIBOR replacement language.

In addition, the amended revolving credit facility now provides for interest on borrowings at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.25 percent to 1.75 percent, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the agent, for loans based on LIBOR, or (ii) the base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the agent, for loans based on the base rate, reflecting a decrease of 0.50 percent to the upper limit of each respective margin tier.

As of January 1, 2022, we had zero outstanding borrowings on our revolving credit facility.
Share Repurchase Program
On August 23, 2021, we announced our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $25 million of our common stock. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. As of the date of this filing, we have repurchased no shares under this program.
Senior Secured Notes Transaction
During the fourth quarter of 2021, we completed a private offering of $300 million of our six percent senior secured notes due 2029 (the “2029 Notes”). The 2029 Notes were issued to investors at 98.625 percent of their principal amount and will mature on November 15, 2029. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under our revolving credit facility. In conjunction with this offering, we also amended the revolving credit facility to reduce the credit limit from $600 million to $350 million. In conjunction with the reduction of the credit limit of our revolving credit facility, we expensed approximately $1.6 million of debt issuance costs during the fourth quarter of 2021. These costs are included within interest expense, net, on the Consolidated Statements of Operations and reported separately as an adjustment to net income in our Consolidated Statements of Cash Flows.

Real Estate Transactions

During fiscal 2021, we sold two non-operating facilities that were previously identified as “held for sale”. During the first quarter, we sold our non-operating facility located in Birmingham, Alabama, and recognized a gain of $1.3 million in the Consolidated Statement of Operations and Comprehensive Income, as a result of this sale. Proceeds from this transaction was used to pay down our term loan facility. Additionally, during the fourth quarter, we sold our non-operating facility located in Houston, Texas. We recognized a gain of $7.1 million in the Consolidated Statement of Operations and Comprehensive Income as a result of this sale.
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
The following table represents the percentage price changes on a year-over-year basis of the average monthly composite prices for lumber, including certain lumber subcategories, and average monthly composite prices for panels, including certain panel subcategories, as reflected by Random Lengths, an industry publication, for the periods noted below. In addition to the year-over-year average monthly price changes, 2020 and 2021 were years of exceptional price volatility when compared to historical prices over the last seven years. During 2021, both composite lumber and composite panel prices experienced the largest difference between high and low price levels within a calendar year than any year in the last seven years.

	Calendar Year Ended
	December 31
	2021 versus 2020	2020 versus 2019
Increase (decrease) in composite lumber prices	50%	59%
Increase (decrease) in Western SPF lumber prices	57%	53%
Increase (decrease) in Southern pine lumber prices	43%	45%
Increase (decrease) in composite panel prices	85%	56%
Increase (decrease) in Western fir plywood prices	83%	22%
Increase (decrease) in Southern pine plywood prices	73%	29%
Increase (decrease) in OSB prices	94%	99%

During 2020, pricing for these products declined starting in March 2020, but rebounded during the remaining portion of the second quarter, significantly increasing during most of the third quarter. A two-month decline began in the final weeks of the third quarter and lasted until December 2020. In December 2020, pricing began to rapidly increase towards all-time highs. These market trends resulted in substantial favorable revenue and gross margin comparisons for fiscal 2020 for our structural products and our business as a whole. In 2021, wood-based commodity index prices began January at record or near-record highs and remained at elevated levels through the first quarter and in to the second quarter. Prices continued to increase to a historical peak in May 2021 and then began to decline through the end of the second quarter and throughout the third quarter of 2021. During the fourth quarter, prices began to rise again ending 2021, and beginning 2022, at historically elevated levels. There is much uncertainty regarding future trends in lumber and panel index prices. We continue to closely monitor these pricing trends, and work to manage our business, inventory levels, and costs accordingly.
General Economic and Industry Conditions Affecting Demand
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Historically, our operating results have also been correlated with the level of single-family residential housing starts in the U.S. The demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence. Favorable interest rates, shortages in existing home inventory, expanding use of telework and a potential growing trend toward relocating away from populated metropolitan areas to areas with single-family homes may help sustain the improvement in single-family housing starts. We believe the housing market improvement trend will continue in the long term, and that we are well-positioned to support our customers. For additional information regarding the risk factors impacting our business, please refer to Part I, Item 1A, Risk Factors.
Cost and Availability of the Products We Distribute
The specialty products we distribute are available from select suppliers from which we have established and cultivated relationships in the specific markets we serve. The structural products we distribute are available from a variety of suppliers. As a result of the COVID-19 pandemic, manufacturing output was impacted on both the specialty and structural sides of our business. Supply constraints which arose from reduced mill output as a result of the pandemic had an impact on both the availability and pricing of our structural products which contributed to increased market prices throughout the year. Reduced manufacturing capacity combined with increased demand for our specialty products also had an impact on the products we distribute in this category, namely vinyl siding. The continued availability of both specialty and structural products may have an impact on our operating results and are discussed in more detail in Part I, Item 1A, Risk Factors.
COVID-19 Pandemic

We began preparations for the COVID-19 pandemic in late February 2020, and in early March 2020 we implemented policies and procedures to protect our associates, serve our customers, and support our suppliers. We also moved quickly to develop and execute plans and take actions designed to give financial and operating flexibility during the pandemic.

During fiscal 2021, we continued to practice safety and hygiene protocols consistent with the Centers for Disease Control and Prevention (“CDC”) and local guidance. We also continued our efforts to reduce operating costs and optimize liquidity and took actions designed to sustain many of our first and second quarter cost reduction actions long-term. Our cost structure and liquidity have and will remain areas of acute focus for us as the pandemic continues.

While the pandemic impacted many aspects of our business and operations during fiscal 2021, that impact was offset by the recovery in single-family residential housing starts, supply and demand imbalances for the products we distribute, and the escalation in wood-based commodity pricing.

The extent of the impact of the pandemic on our business for fiscal 2021 will depend on future developments, including, among others, the duration of the pandemic, the success of actions taken by governmental authorities to contain the pandemic and address its impact, the success of local return to work and business continuity plans, stabilizing in the labor markets and the impact the COVID-19 pandemic has on the supply chain, pricing, and demand in the markets we service. The trajectory of the pandemic continues to evolve rapidly, and we cannot predict the extent to which our financial condition, results of operation, or cash flows will ultimately be impacted. We are closely monitoring the impact of the pandemic on industry conditions, the labor markets, and any pandemic related restrictions that may have an impact on our business.

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

During fiscal 2020, as a result of the CARES Act, we elected to defer the payment of employer payroll taxes that would normally be paid during fiscal 2020. The total amount of our payroll tax deferral under the CARES Act was approximately $7.3 million. These taxes are required to be paid in two tranches, with 50 percent due by the end of 2021 and 50 percent due by the end of 2022. We made payments of approximately $3.2 million in December 2021 and will make payments for the remaining $3.1 million by December 2022.

Results of Operations
Fiscal 2021 Compared to Fiscal 2020

The following table sets forth our results of operations for fiscal 2021 and fiscal 2020, which were comprised of 52 weeks and 53 weeks, respectively.

	Fiscal 2021	% of Net Sales	Fiscal 2020	% of Net Sales
	($ in thousands)
Net sales	$4,277,178	100.0%	$3,097,328	100.0%
Gross profit	778,427	18.2%	477,734	15.4%
Selling, general, and administrative	322,205	7.5%	314,228	10.1%
Depreciation and amortization	28,192	0.7%	28,901	0.9%
Amortization of deferred gains on real estate	(3,935)	(0.1)%	(4,008)	(0.1)%
Gains from sales of property	(8,427)	(0.2)%	(10,529)	(0.3)%
Other operating expenses	2,315	0.1%	6,901	0.2%
Operating income	438,077	10.2%	142,241	4.6%
Interest expense, net	45,507	1.1%	47,414	1.5%
Other (income) expense, net	(1,306)	0.0%	(254)	0.0%
Income before provision for income taxes	393,876	9.2%	95,081	3.1%
Provision for income taxes	97,743	2.3%	14,199	0.5%
Net income	$296,133	6.9%	$80,882	2.6%

The following table sets forth changes in net sales by product category.

	Fiscal 2021		Fiscal 2020
	($ in thousands)
Net sales by category
Specialty products	$2,520,305	58.9%	$1,865,125	60.2%
Structural products	1,756,873	41.1%	1,232,203	39.8%
Total net sales	$4,277,178	100.0%	$3,097,328	100.0%

The following table sets forth gross margin dollars and percentages by product category versus comparable prior periods.

	Fiscal 2021	Fiscal 2020
	($ in thousands)
Gross profit $ by category:
Specialty products	$561,520	$319,577
Structural products	216,907	158,157
Total gross profit	$778,427	$477,734
Gross margin % by category
Specialty products	22.3%	17.1%
Structural products	12.3%	12.8%
Total gross margin %	18.2%	15.4%

Discussion of Results of Operations

Net sales of $4.3 billion in fiscal 2021, an increase of 38.1 percent, or $1.2 billion, from fiscal 2020. When normalized for the additional week in our fiscal year 2020, our fiscal year 2021 sales increased 40.7 percent. This increase was driven by robust demand for home building products amid broad-based supply constraints across the U.S. home building products industry, significant year-over-year inflation in the average price of wood-based commodity products, and disciplined pricing strategies. Total volume decreased modestly year-over-year reflecting the impact of supply constraints offset by strategic actions we implemented to emphasize growth in higher value specialty product categories. Our fiscal 2021 results also reflect a more disciplined approach to structural inventory purchases in order to manage risk associated with fluctuations in wood-based commodity prices. This approach resulted in less on-hand market-sensitive inventory for our structural products category which impacted the volume of structural products we had available to sell throughout the year.

Net sales of specialty products, which includes engineered wood, industrial products, cedar, moulding, siding, metal products and insulation, increased $655.2 million to $2.5 billion in fiscal year 2021. This increase was primarily driven by favorable demand and strategic pricing actions. Gross profit within our specialty products, increased $241.9 million to $561.5 million, with a year-over-year improvement of approximately 75.7 percent. The increase in our specialty products gross margin percentages during fiscal 2021 was the result of substantial increases in pricing, driven by an increased demand paired with the supply constrained environment, although overall volume was down compared to fiscal year 2020.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, increased $524.7 million to $1.8 billion during fiscal 2021 due to commodity wood products price inflation. Structural sales volumes declined overall versus the prior-year period given our reduction in purchases in response to historic fluctuations in the wood-based commodity markets. Our structural gross margin percentage for fiscal 2021 was 12.3%, slightly down from 12.8% in the prior year period.

Fiscal 2021, selling, general, and administrative expenses increased 2.5 percent, or $8.0 million, compared to fiscal 2020. The increase in sales, general, and administrative expenses is due to net increases in our variable compensation, such as sales commissions and incentives of approximately $5.9 million, general and administration cost of approximately $4.5 million. These increases were partially offset by a decrease in payroll and related cost of approximately $1.4 million and logistics decrease of approximately $1.0 million. When normalized for the additional operating week in fiscal 2020, our fiscal 2021 selling, general and administrative expenses increased $13.9 million. Depreciation and amortization expense decreased 2.5 percent, or $0.7 million, compared to 2020. The decrease in depreciation and amortization expense is due to a lower base of amortizable and depreciable assets throughout fiscal 2021 when compared to the prior year period.

During the fourth quarter of fiscal 2020, we completed the sale leaseback of one of our Denver facilities which resulted in a gain from the sale of property of $10.5 million during the fourth quarter. During fiscal year 2021, we completed the sale of two non-operational properties resulting in a gain of $8.4 million. Our Birmingham property, which we sold in the first quarter of fiscal year 2021, resulted in a gain of $1.3 million, and our Houston property, which we sold in the fourth quarter, resulted in a gain from the sale of $7.1 million. Other operating expenses decreased 66.5 percent, or $4.6 million, compared to fiscal 2020 primarily due to a decrease in spending related to integration and restructuring related costs reported during fiscal 2021.

Our interest expense, net, for fiscal 2021, decreased by 4.0 percent, or $1.9 million, compared to the prior year period. The decrease is primarily due to the repayment in full of our former term loan facility at the end of the first quarter of fiscal 2021, under which borrowings bore a higher interest rate than under either our revolving credit facility or our senior secured notes. Interest savings were further driven by lower interest costs resulting from the renegotiation of our revolving credit facility in the third quarter of fiscal 2021. This was offset by the $7.4 million in debt issuance costs expensed during the first and third quarters of fiscal 2021 related to the extinguishment of our former term loan facility and credit limit reduction of our revolving credit facility.

Our effective tax rate was 24.8 percent and 14.9 percent for fiscal 2021 and 2020, respectively. Our effective tax rate for both periods was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the effect of our partial release of our valuation allowance for separate company state income tax losses. Our effective tax rate for fiscal 2020 was additionally impacted by a tax benefit resulting from the effect of the partial release of our valuation allowance for previously nondeductible interest resulting from changes allowed under Section 163(j) of the Internal Revenue Code (“IRC”) as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was enacted on March 27, 2020 which raised the allowable percentage of deductible interest from 30 percent to 50 percent of adjusted taxable income.

Our net income for fiscal 2021 increased $215.3 million from the prior year period primarily due to the increase in gross profit resulting from substantial price increases benefiting our specialty products combined with benefits from commodity price inflation when compared to prior year. Increases in gross profit were further supported by gains from the sales of non-operational property, our former Birmingham and Houston properties, during the fiscal year 2021 offset by an increase in our selling, general and administrative expense resulting primarily from higher commissions arising from our higher gross profit during the year. Additionally, net income benefited from slightly lower interest expense offset by higher income tax expense resulting from our higher effective tax rate.

Liquidity and Capital Resources
We expect our material cash requirements for the next twelve months will be for our:

•Periodic estimated income tax payments, as required;
•Periodic interest payments associated with our senior secured notes, as discussed in Note 6;
•Lease agreements which have fixed lease payment obligations, as discussed in Note 11.

We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations and availability from our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future, including at least the next twelve months.

Sources and Uses of Cash
Operating Activities
Fiscal 2021 cash flows provided by operating activities totaled $145.0 million. This cash activity was primarily driven by net income of $296.1 million, which included a non-cash charge for debt-issuance costs expensed during the period for our extinguished term loan facility and reduced revolving credit facility of $7.4 million in addition to a non-cash adjustment for our gains on sales of property of $8.4 million combined with changes in our working capital components. The changes in working capital components resulted in a decrease in cash due to an increase in accounts receivables of $46.0 million and an increase inventory of $146.4 million offset by an increase in cash due to an increase in accounts payable of $14.8 million.

Fiscal 2020 cash flows used in operating activities totaled $55.0 million. This cash activity was primarily driven by net income of $80.9 million, which included a non-cash adjustment for our gains on sale of properties of $10.5 million and changes in working capital components. The changes in working capital components included a decrease in cash due to an increase in accounts receivable of $100.8 million offset by an increase in cash due to a decrease in inventory of $3.7 million and an increase in accounts payable of $32.8 million.
Investing Activities
During fiscal 2021, our net cash used by investing activities was $4.1 million, which was substantially driven by cash received from the sale of real estate of $10.3 million, offset by cash paid for investments in property and equipment of $14.4 million. In 2021, $9.0 million in cash was invested in the fourth quarter and of that $9.0 million, approximately $6.4 million was for new curtain side trailers for our delivery fleet.
During fiscal 2020, our net cash provided by investing activities was $9.2 million, which was substantially driven by cash received from the sale of real estate of $12.8 million, offset by cash paid for investments in equipment of $3.7 million.
Financing Activities
Net cash used in financing activities was $55.8 million during fiscal 2021, which primarily reflected the repayments of the remaining $43.2 million balance on our term loan and net repayments on our revolving credit facility of $286.6 million, in addition to payments on finance leases of $11.2 million, debt financing costs of $5.5 million and repurchase of shares to satisfy employee tax withholdings on the vesting of restricted stock units of $5.2 million, all of which were offset by proceeds from the sale of our senior secured notes, net of discount, of $295.9 million.
Net cash used in financing activities was $75.7 million during fiscal 2020, which primarily reflected repayments on our term loan of $103.5 million and net repayments on our revolving credit facility of $38.3 million, in addition to payments on our finance leases of $8.7 million and debt financing costs of $3.4 million, all of which were partially offset by proceeds from real estate financing transactions of $78.3 million.

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

Selected financial information
	January 1, 2022	January 2, 2021
	(In thousands)
Current assets:
Cash and cash equivalents	$85,203	$82
Accounts receivable, less allowance for doubtful accounts	339,637	293,643
Inventories, net	488,458	342,108
	$913,298	$635,833

Current liabilities:
Accounts payable	$180,000	$165,163
	$180,000	$165,163

Operating working capital	$733,298	$470,670

Operating working capital increased to $733.3 million as of January 1, 2022, from $470.7 million as of January 2, 2021. The increase in operating working capital is primarily due to an increase in cash of $85.1 million, accounts receivable of $46.0 million, and inventory of $146.4 million, offset by an increase in accounts payable of $14.8 million. The increases in cash resulted from primarily from the issuance of our senior secured notes in October 2021. Accounts receivable increases were attributable to our higher sales. Inventory and accounts payable increases were driven largely by increases in the cost of our inventory in addition to year-end inventory build-up activities in preparation for 2022.

Debt and Credit Sources
As of January 1, 2022, and January 2, 2021, long-term debt consisted of the following:

	January 1, 2022	January 2, 2021
	(In thousands)
Senior secured notes (1)	$300,000	$—
Revolving credit facility (2)	—	288,247
Term loan facility (3)	—	43,204
Finance lease obligations (4)	274,717	273,118
	574,717	604,569
Unamortized debt issuance costs	(4,701)	(9,010)
Unamortized bond discount costs	(4,028)	—
	565,988	595,559
Less: current maturities of long-term debt	7,864	6,846
Long-term debt, net of current maturities	$558,124	$588,713
(1) For the twelve months ended January 1, 2022, our long-term debt was comprised of $300 million of senior secured notes issued in October 2021. These notes are presented under the long-term debt caption of our balance sheet at $291.3 million which is net of their discount of $4.0 million and the combined carrying value of our debt issuance costs of $4.7 million. Our senior secured notes are presented in this table at their face value.
(2) The average effective interest rate was 2.5 percent and 3.3 percent for the years ended January 1, 2022 and January 2, 2021, respectively.
(3) The average interest rate, exclusive of fees and prepayment penalties, was 8.0 percent and 8.2 percent for the years ended January 1, 2022 and January 2, 2021, respectively.
(4) Refer to Note 11, Lease Commitments, for interest rates associated with finance lease obligations.

Term Loan Facility

As of January 2, 2021, we had outstanding borrowings of $43.2 million under our senior secured term loan facility. On April 2, 2021, we repaid the remaining outstanding principal balance under the facility and the facility was terminated. As a result, as of January 1, 2022, we had no outstanding borrowings under the term loan facility. In connection with our repayment of the facility, we expensed $5.8 million of debt issuance costs during the first quarter of fiscal 2021 that we had been amortizing in connection with the facility. These costs are included within interest expense, net, on the Consolidated Statements of Operations and reported separately as an adjustment to net income in our Consolidated Statements of Cash Flows. While the facility was paid in full as of April 2, 2021, our average interest rate under the facility, exclusive of fees and prepayment premiums, was 8.2 percent and 8.0 percent for the years ended January 2, 2021 and January 1, 2022, respectively.

Amendment of our Revolving Credit Facility

On August 2, 2021, we amended our revolving credit facility to, among other things, (i) extend the maturity date of the facility from October 10, 2022, to August 2, 2026, (ii) amend the Borrowing Base (as such term is defined under the facility) to include a certain portion of the assets of acquired companies prior to the conduct of a field exam or appraisals thereof by the agent, (iii) modify certain definitions and various affirmative and negative covenants to provide additional flexibility for the Company, and (iv) add customary LIBOR replacement language.

In addition, the amended revolving credit facility now provides for interest on borrowings at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.25 percent to 1.75 percent, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the agent, for loans based on LIBOR, or (ii) the base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the amount of such margin determined based upon the average of our excess availability for the immediately preceding fiscal quarter as calculated by the agent, for loans based on the base rate, reflecting a decrease of 0.50 percent to the upper limit of each respective margin tier.

As of January 1, 2022, we had zero outstanding borrowings on our revolving credit facility.

Senior Secured Notes Transaction

During the fourth quarter of 2021, we completed a private offering of $300 million of our six percent senior secured notes due 2029 (the “2029 Notes”). The 2029 Notes were issued to investors at 98.625 percent of their principal amount and will mature on November 15, 2029. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under our revolving credit facility. In conjunction with this offering, we also amended the revolving credit facility to reduce the credit limit from $600 million to $350 million. In conjunction with the reduction of the credit limit of our revolving credit facility, we expensed approximately $1.6 million of debt issuance costs during the fourth quarter of 2021. These costs are included within interest expense, net, on the Consolidated Statements of Operations and reported separately as an adjustment to net income in our Consolidated Statements of Cash Flows.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we completed in recent years. During fiscal 2020, we completed real estate financing transactions on two warehouse facilities; and during fiscal 2021, we completed real estate financing transactions on fourteen warehouse facilities. We recognized financing lease assets and obligations as a result of each of these real estate transactions. We also entered into new finance lease agreements for new tractors for our fleet totaling $3.8 million and $10.5 million during fiscal 2020 and 2021, respectively. Our total finance lease commitments, including the properties associated with these transactions, totaled $274.7 million and $273.1 million as of January 1, 2022 and January 2, 2021, respectively. Of the $274.7 million of finance lease commitments as of January 1, 2022, $244.0 million related to real estate and $30.7 million related to equipment. Of the $273.1 million of finance lease commitments as of January 2, 2021, $243.7 million related to real estate and $29.4 million related to equipment.

Investments in Property and Equipment
Our investments in property and equipment consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets are included in their respective category in the “Property and equipment, at cost” section on our consolidated balance sheet. For fiscal 2021, we invested $14.4 million in cash related to investments in long-lived assets and entered into finance leases totaling $10.5 million, for a total investment of $24.9 million. For fiscal 2020, we invested $3.7 million in cash related to investments in long-lived assets and entered into finance lease agreements totaling $3.8 million, for a total investments of $7.5 million.
Pension Funding Obligations
We were required to make cash contributions during 2021 and 2020 totaling approximately $0.3 million and $0.8 million, respectively, relating to our fiscal 2021 and also fiscal 2020 funding year pension contributions. We continue to evaluate pension funding obligations and requirements in order to meet our obligations while maintaining flexibility for working capital requirements. See Note 8, Employee Benefits, in the Notes to the Consolidated Financial Statements.
Interest Rates
Our revolving credit facility includes available interest rate options based on LIBOR. It is widely expected that LIBOR will be discontinued after June 30, 2023, and the U.S. and other countries are currently working to replace LIBOR with alternative reference rates. The consequences of these development with respect to LIBOR cannot be entirely predicted; however, we do not believe that the discontinuation of LIBOR as a reference rate in our loan agreements will have a material adverse effect on our financial position or materially affect our interest expense.
Off-Balance Sheet Arrangements
As of January 1, 2022, we did not have any off-balance sheet arrangements.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that our most critical accounting policies and estimates relate to: (1) pension benefit obligation; (2) revenue recognition; (3) goodwill; and (4) income taxes.
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
Pension Benefit Obligation
As discussed in Note 8 of the consolidated financial statements, our pension benefit obligation was $105.9 million and exceeded the fair value of pension plan assets of $94.3 million, resulting in an unfunded obligation of $11.6 million. The estimation of the pension benefit obligation is dependent on actuarial methods and the selection of assumptions, such as the applicable discount rate and mortality rates. These assumptions have a significant effect on the projected benefit obligation.
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
Goodwill
Goodwill is not subject to amortization, and is tested for impairment at least annually. We perform our annual goodwill impairment test as of the first day of our fiscal fourth quarter. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We have identified that we have a single reporting unit and we assign our goodwill to that reporting unit. As of January 1, 2022, our goodwill was $47.8 million.
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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which contained a tax provision that increased the allowable deductible percentage of interest expense from 30 percent to 50 percent. This resulted in the company being able to immediately recognize a $3.9 million benefit in the first quarter of 2020. As a result of our income in 2020, we were able to release the remaining valuation allowance at year end. During fiscal year 2021, we had no impact to our income tax provision resulting from the CARES Act.

Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual tax rate reflected in our consolidated financial statements is different from that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year and manner in which the differences are expected to reverse. Based on the evaluation of available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carryback years (if permitted), and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. As of January 1, 2022, positive evidence continued to outweigh negative evidence, as such no valuation allowance was deemed necessary except to the extent of certain state net operating losses. The valuation allowances related to our net operating losses as of January 1, 2022 was approximately $4.3 million. See Note 5, Income Taxes, in the Notes to Consolidated Financial Statements.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BlueLinx Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BlueLinx Holdings Inc. (the Company) as of January 1, 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for the fiscal year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2022, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the Pension Benefit Obligation
Description of the Matter
As discussed in Note 8 of the consolidated financial statements, the Company’s pension benefit obligation was $105.9 million and exceeded the fair value of pension plan assets of $94.3 million, resulting in an unfunded obligation of $11.6 million. The estimation of the pension benefit obligation is dependent on actuarial methods and the selection of assumptions, such as the applicable discount rate and mortality rates. Auditing the valuation of the pension benefit obligation was complex due to the judgmental nature of the actuarial assumptions used in the valuation process. These assumptions have a significant effect on the pension benefit obligation.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatements related to the valuation of the pension benefit obligations. For example, we tested controls over management’s review of the methodology used, significant actuarial assumptions, including management’s review of the selected discount and mortality rates with the Company’s external actuary, and the completeness and accuracy of the data inputs provided to the external actuary.

To test the pension benefit obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to its historical accounting practices and evaluated the change in the pension benefit obligation from the prior year due to the change in interest cost, actuarial loss and benefits paid. In addition, we involved an actuarial specialist to assist with our procedures. For example, the discount rate reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality corporate bonds. The Company uses an actuarially-developed full yield curve approach in establishing its discount rate. We evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments. As part of this assessment, we developed an upper and lower yield curve using high quality bonds with characteristics appropriate for testing the development of the Company’s yield curve to evaluate its reasonability. To evaluate the mortality rate, we assessed whether the information was consistent with publicly available information, and whether any entity-specific adjustments were applied. We also tested the completeness and accuracy of the underlying data, including the participant data provided to management’s actuarial specialists.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Atlanta, Georgia
February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
BlueLinx Holdings Inc. and subsidiaries
Marietta, Georgia

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of BlueLinx Holdings Inc. and subsidiaries (the “Company”) as of January 2, 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provided a reasonable basis for our opinion.
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the audit of the consolidated financial statements for the year ended January 2, 2021 that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ BDO USA, LLP
We served as the Company's auditor from 2015 until 2021.

Atlanta, Georgia
March 3, 2021

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands, except per share data)
Net sales	$4,277,178	$3,097,328
Cost of sales	3,498,751	2,619,594
Gross profit	778,427	477,734
Operating expenses:
Selling, general, and administrative	322,205	314,228
Depreciation and amortization	28,192	28,901
Amortization of deferred gains on real estate	(3,935)	(4,008)
Gains from sales of property	(8,427)	(10,529)
Other operating expenses	2,315	6,901
Total operating expenses	340,350	335,493
Operating income	438,077	142,241
Non-operating expenses (income):
Interest expense, net	45,507	47,414
Other (income) expense, net	(1,306)	(254)
Income before provision for income taxes	393,876	95,081
Provision for income taxes	97,743	14,199
Net income	$296,133	$80,882

Basic income per share	$30.80	$8.58
Diluted income per share	$29.99	$8.55

Comprehensive income:
Net income	$296,133	$80,882
Other comprehensive (loss) income:
Actuarial gain (loss) on defined benefit plan, net of tax	5,546	(2,202)
Amortization of unrecognized pension gain, net of tax	1,064	788
Other	22	(15)
Total other comprehensive (loss) income	6,632	(1,429)
Comprehensive income	$302,765	$79,453

See the accompanying Notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	January 1, 2022	January 2, 2021
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$85,203	$82
Accounts receivable, less allowances of $4,024 and $4,123, respectively	339,637	293,643
Inventories, net	488,458	342,108
Other current assets	31,869	32,581
Total current assets	945,167	668,414

Property and equipment, net	181,154	178,712
Operating lease right-of-use assets	49,568	51,142
Goodwill	47,772	47,772
Intangible assets, net	13,603	18,889
Deferred tax assets	60,285	62,899
Other non-current assets	19,905	20,302
Total assets	$1,317,454	$1,048,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180,000	$165,163
Accrued compensation	22,363	24,751
Taxes payable	6,138	7,847
Current maturities of long-term debt, net of debt issuance costs of $— and $74, respectively	—	1,171
Finance lease liabilities - short-term	7,864	5,675
Operating lease liabilities - short-term	5,145	6,076
Real estate deferred gains - short-term	3,934	4,040
Other current liabilities	18,347	14,309
Total current liabilities	243,791	229,032
Non-current liabilities:
Long-term debt, net of debt issuance costs of $4,701 and $8,936, respectively	291,271	321,270
Finance lease liabilities - long-term	266,853	267,443
Operating lease liabilities - long-term	44,526	44,965
Real estate deferred gains - long-term	74,206	78,009
Pension benefit obligation	11,605	22,684
Other non-current liabilities	21,953	25,635
Total liabilities	954,205	989,038
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,725,760 and 9,462,774 outstanding on January 1, 2022 and January 2, 2021, respectively	97	95
Additional paid-in capital	268,085	266,695
Accumulated other comprehensive loss	(29,360)	(35,992)
Accumulated stockholders’ equity (deficit)	124,427	(171,706)
Total stockholders’ equity	363,249	59,092
Total liabilities and stockholders’ equity	$1,317,454	$1,048,130

See the accompanying Notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit) Total
	Shares	Amount
	(In thousands)
Balance, December 28, 2019	9,366	94	$260,974	$(34,563)	$(252,588)	$(26,083)
Net income	—	—	—	—	80,882	80,882
Foreign currency translation, net of tax	—	—	—	(6)	—	(6)
Impact of defined pension plan, net of tax	—	—	—	(1,414)	—	(1,414)
Vesting of restricted stock units	127	1	—	—	—	1
Compensation related to share-based grants	—	—	5,992	—	—	5,992
Repurchase of shares to satisfy employee tax withholdings	(30)	—	(271)	—	—	(271)
Other	—	—	—	(9)	—	(9)
Balance, January 2, 2021	9,463	$95	$266,695	$(35,992)	$(171,706)	$59,092
Net income	—	—	—	—	296,133	296,133
Foreign currency translation, net of tax	—	—	—	5	—	5
Impact of defined pension plan, net of tax	—	—	—	6,610	—	6,610
Vesting of restricted stock units	379	2	—	—	—	2
Compensation related to share-based grants	—	—	6,590	—	—	6,590
Repurchase of shares to satisfy employee tax withholdings	(116)	—	(5,193)	—	—	(5,193)
Other	—	—	(7)	17	—	10
Balance, January 1, 2022	9,726	$97	$268,085	$(29,360)	$124,427	$363,249

See the accompanying Notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands)
Cash flows from operating activities:
Net income	$296,133	$80,882
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	28,192	28,901
Amortization of debt issuance costs	1,411	3,881
Adjustment to debt issuance cost associated with term loan/revolver	7,394	—
Gains from sales of property	(8,427)	(10,529)
Deferred income tax	356	(8,420)
Share-based compensation	6,590	5,992
Amortization of deferred gain from real estate	(3,935)	(4,008)
Changes in operating assets and liabilities:
Accounts receivable	(45,994)	(100,771)
Inventories	(146,350)	3,698
Accounts payable	14,837	32,815
Other current assets	712	(9,546)
Taxes payable	(1,709)	10,156
Other assets and liabilities	(4,187)	21,968
Net cash provided by operating activities	145,023	55,019

Cash flows from investing activities:
Proceeds from sale of assets	10,327	12,849
Property and equipment investments	(14,415)	(3,689)
Net cash provided by (used in) investing activities	(4,088)	9,160

Cash flows from financing activities:
Borrowings on revolving credit facilities	949,080	843,905
Repayments on revolving credit facilities	(1,235,724)	(882,155)
Repayments on term loan	(43,204)	(103,470)
Proceeds from senior secured notes	295,861	—
Proceeds from real estate financing transactions	—	78,263
Debt financing costs	(5,459)	(3,350)
Repurchase of shares to satisfy employee tax withholdings	(5,193)	(271)
Principal payments on finance lease liabilities	(11,175)	(8,662)
Net cash used in financing activities	(55,814)	(75,740)

Net change in cash and cash equivalents	85,121	(11,561)
Cash and cash equivalents at beginning of period	82	11,643
Cash and cash equivalents at end of period	$85,203	$82

Supplemental Cash Flow Information
Net income tax payments during the period	$98,855	$14,377
Interest paid during the period	$33,236	$43,502
Noncash transactions:
Additions of fleet assets under finance leases	$10,549	$3,833

See the accompanying Notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
BlueLinx is a leading wholesale distributor of residential and commercial building products in the United States. We are a “two-step” distributor. Two-step distributors purchase products from manufacturers and distribute those products to dealers and other suppliers in local markets, who then sell those products to end users. We carry a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood, industrial products, cedar, moulding, siding, metal products, and insulation. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. We also provide a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for our customers and suppliers, while enhancing their marketing and inventory management capabilities. Our Consolidated Financial Statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.
We operate on a 5-4-4 fiscal calendar. Our fiscal year ends on the Saturday closest to December 31 of that fiscal year and may comprise 53 weeks in certain years. Our 2021 fiscal year contained 52 weeks and ended on January 1, 2022. Fiscal 2020 contained 53 weeks and ended on January 2, 2021.
Reclassification of Prior Period Presentation
We have reclassified certain payables within the Consolidated Balance Sheets for the year ended January 2, 2021, from other current liabilities to taxes payable. These payables relate to amounts due to various tax authorities.
For the year ended January 2, 2021, we have reclassified certain items within the presentation of our statement of cash flows to align with our statement of cash flows presentation for the year ended January 1, 2022. Our reclassifications are limited to the operating activities section and include presenting only the impact of deferred income taxes, instead of our full provision for income taxes, as a reconciling item for net income to cash provided by operating activities. We have also reclassified certain items previously presented individually, such as pension expense and pension contributions, to be included in the change of other assets and liabilities. In addition, we are presenting the change in taxes payable, previously included in other assets and liabilities, as a distinct line item in our reconciliation of net income to cash provided by operating activities. These reclassifications, we believe, provide an enhanced level of transparency with regards to the presentation of our statement of cash flows.
Use of Estimates
Our financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates based on assumptions about current, and for some estimates, future economic and market conditions, including the effects of the novel coronavirus (“COVID-19”), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position.
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
Shipping and Handling
Outbound shipping and handling costs included in “Selling, general, and administrative” expenses were $149.2 million and $151.2 million for fiscal 2021 and fiscal 2020, respectively. Shipping and handling costs include amounts related to the administration of our logistical infrastructure, handling of material in our warehouses, and amounts pertaining to the delivery of products to our customers, such as fuel and maintenance costs for our mobile fleet, wages for our drivers, and third party freight charges.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

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
Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	General Range of Estimated Useful Lives in Years	January 1, 2022	January 2, 2021
		(In thousands)
Land and land improvements	7 - 15(1)	$19,679	$18,808
Buildings	15 - 33	169,730	165,541
Machinery and equipment	3 - 7	120,091	113,364
Construction in progress		8,753	2,222
		318,253	299,935
Accumulated depreciation		(137,099)	(121,223)
Property and equipment, net		$181,154	$178,712
(1) The range of estimated useful lives for the “Land and land improvements” asset class applies only to land improvements.

As of January 1, 2022, and January 2, 2021, the net book value of total assets classified as “held for sale” was $2.6 million and $1.3 million, respectively, and was included in “Other current assets” in our Consolidated Balance Sheets. The book value of total liabilities classified as “held for sale” as of January 1, 2022, and January 2, 2021, was $1.9 million and $0 million, respectively, and was included in “Other current liabilities” in our Consolidated Balance Sheets. Assets held for sale as of January 1, 2022, consisted of fixed assets, at net book value, and current assets, including raw material and work in process inventory, affiliated with one of our business locations in the Midwest. Liabilities classified as held for sale included current liabilities, such as accounts payable, directly associated with those assets held for sale that will be transferred with the assets held for sale. We plan to sell these assets and transfer these liabilities within the next 12 months. Assets held for sale as of January 2, 2021, consisted of two former distribution facilities located in Birmingham, Alabama, and Houston, Texas which were sold throughout 2021. At the time of designation, we ceased recognizing depreciation expense on these assets. We continue to actively market all assets that are designated as “held for sale.

During the year ended January 2, 2021, we sold two non-operating facilities that were previously identified as “held for sale”. We recognized a gain of $8.4 million in the Consolidated Statements of Operations as a result of these sales.

Insurance and Self-Insurance

For fiscal 2021 and 2020, the Company was insured for its non-union and certain unionized employee health benefits. Health benefits for some unionized employees for fiscal 2021 and 2020 were paid directly to a union trust, depending upon the union-negotiated benefit arrangement.
For fiscal 2021 and 2020, the Company was self-insured, up to certain limits, for workers’ compensation losses, general liability, and automotive liability losses, all subject to varying “per occurrence” retentions or deductible limits. The Company provides for estimated costs to settle both known claims and claims incurred but not yet reported by making periodic prepayments, considering our retention and stop loss limits. Liabilities of the Company associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to us, as well as industry-wide loss experience and other actuarial assumptions. We determine our insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities, and in the case of workers’ compensation, a significant period of time elapses before the ultimate resolution of claims, differences between actual future events, and prior estimates and assumptions could result in adjustments to these liabilities. The Company has deposits on hand with certain third-party insurance administrators and insurance carriers to cover its obligation for future payment of claims. These deposits are recorded in other current and non-current assets in our consolidated balance sheets.

Leases

We are the lessee in a lease contract when we obtain the right to control an asset associated with a particular lease. For operating leases, we record a right-of-use ("ROU") asset that represents our right to use an underlying asset for the lease term, and a corresponding lease liability that represents our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Financing ROU assets associated with finance leases are included in property and equipment. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of operations and comprehensive income. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component. See Note 11, Lease Commitments, for further discussion.

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

Pension

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

Recent Accounting Standards - Adopted
Income Taxes. In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in this standard are effective for interim periods and fiscal years beginning after December 15, 2020. We adopted this standard effective for fiscal year 2021. The adoption of the standard did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
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

Recent Accounting Standards - Not Yet Adopted
Credit Impairment Losses. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” This ASU sets forth a current expected credit loss (“CECL”) model which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model, is applicable to the measurement of credit losses on financial assets measured at amortized cost, and applies to some off-balance sheet credit exposures. The standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. ASU 2019-10 extended the effective date to interim and annual periods beginning after December 15, 2022, for certain public business entities, including smaller reporting companies. We have completed our assessment of the standard and determined from our assessment that the adoption of this standard will not have a material impact on our consolidated financial position, results of operations, or cash flows.
2. Inventories
Our inventories consist almost entirely of finished goods inventory, with an immaterial amount of work-in-process inventory. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at the lower of cost or net realizable value, which also considers items that may be considered damaged, excess, and obsolete inventory. At the end of fiscal 2021, we assessed the carrying value of our inventory and determined it was presented at the lower of cost or net realizable value and that an additional reserve was not necessary.
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

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Fiscal Year Ended
	January 1, 2022	January 2, 2021
	(In thousands)
Specialty products	$2,520,305	$1,865,125
Structural products	1,756,873	1,232,203
Total net sales	$4,277,178	$3,097,328

The following table presents our revenues disaggregated by sales channel. Warehouse sales are delivered from our warehouses to our customers. Reload sales are similar to warehouse sales but are delivered from third-party warehouses where we store owned products to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel requires the lowest amount of committed capital and fixed costs. In addition, from time to time, we may also make changes to certain intercompany allocations amongst sales channels. Sales and usage-based taxes are excluded from revenues.

	Fiscal Year Ended
	January 1, 2022	January 2, 2021
	(In thousands)
Warehouse and reload	$3,513,277	$2,617,850
Direct	832,871	525,650
Cash discounts and rebates	(68,970)	(46,172)
Total net sales	$4,277,178	$3,097,328

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general, and administrative expense.

We have made an accounting policy election to treat outbound shipping and handling activities as a selling, general and administrative expense.
4. Goodwill and Other Intangible Assets
As of January 1, 2022, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired and liabilities assumed under acquisition accounting for business combinations.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment as the first day of our fourth quarter, which was October 3, 2021 for fiscal 2021. We performed a quantitative analysis of our goodwill using a combined discounted cash flow and guideline public company approach. Based on our assessment, no impairment was indicated.
In addition, we will evaluate the carrying value of goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. No such indicators were present in fiscal 2021 and fiscal 2020.

Definite-Lived Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets at January 1, 2022 were as follows:

	Weighted Average Remaining Useful Lives	Gross Carrying Amounts	Accumulated Amortization	(1)	Net Carrying Amounts
		(In thousands)
Customer relationships	8	$25,500	$(12,492)		$13,008
Noncompete agreements	1	8,254	(7,659)		595
Trade names	—	6,826	(6,826)		—
Total		$40,580	$(26,977)		$13,603
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
Amortization Expense
Amortization expense for the definite-lived intangible assets was $5.3 million and $7.5 million for the years ended January 1, 2022, and January 2, 2021, respectively.
Estimated annual amortization expense for definite-lived intangible assets over the next five fiscal years is as follows:

Fiscal Year Ended	Estimated Amortization
(In thousands)
2022	$2,763
2023	1,807
2024	1,505
2025	1,423
2026	1,423

5. Income Taxes
In fiscal 2021, our statutory rate was 25.8 percent which was comprised of the federal statutory income tax rate of 21.0 percent and our blended state statutory rate of 4.8 percent. In fiscal 2020, our statutory rate was 25.8 percent which was comprised of the federal statutory income tax rate of 21.0 percent and our blended state statutory rate of 4.8 percent. Our blended state rate is impacted by the mix of our income earned in various states and our federal taxable income, both of which may differ from year to year. Our effective tax rate is impacted by the effects of permanent differences occurring throughout our fiscal year.

For fiscal 2021 and fiscal 2020, our effective tax was 24.8 percent and 14.9 percent, respectively.

	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands)
Income before provision for income taxes	$393,876	$95,081

Federal income taxes:
Current	$78,005	$19,673
Deferred	(1,585)	(9,038)
State income taxes:
Current	19,382	2,946
Deferred	1,941	618
Provision for income taxes	$97,743	$14,199

Effective tax rate	24.8%	14.9%

Our provision for income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands)
Federal income taxes computed at the federal statutory tax rate	$82,628	$19,967
State income taxes, net of federal benefit	18,970	4,636
Valuation allowance change arising from state net operating losses	(3,018)	(4,101)
Valuation allowance change arising from interest deduction limitation	—	(4,806)
Uncertain tax positions	91	(1,879)
Permanent differences arising from compensation	686	500
Other	(1,614)	(118)
Provision for income taxes	$97,743	$14,199

Our financial statements contain certain deferred tax assets which primarily result from other temporary differences related to certain reserves, pension obligations, differences between book and tax depreciation and amortization, and state net operating losses. We record a valuation allowance against our net deferred tax assets when we determine that, based on the weight of available evidence, it is more likely than not that our net deferred tax assets will not be realized. For fiscal 2021 and fiscal 2020, the components of our net deferred income tax assets are as follows:

	January 1, 2022	January 2, 2021
	(In thousands)
Deferred income tax assets:
Inventory reserves	$4,283	$2,896
Compensation-related accruals	6,457	6,524
Accounts receivable	632	704
Property and equipment	47,857	50,117
Operating lease liability	13,087	13,266
Pension	4,415	7,374
Benefit from net operating loss carryovers	5,408	8,010
Other	251	585
Total gross deferred income tax assets	82,390	89,476
Less: valuation allowances	(4,269)	(7,287)
Total net deferred income tax assets	$78,121	$82,189

Deferred income tax liabilities:
Intangible assets	$(4,749)	$(5,688)
Operating lease asset	(12,611)	(12,848)
Other	(476)	(754)
Total deferred income tax liabilities	(17,836)	(19,290)
Deferred income tax asset, net	$60,285	$62,899

Activity in our deferred tax asset valuation allowance for fiscal 2021 and 2020 was as follows:

	January 1, 2022	January 2, 2021
	(In thousands)
Balance as of beginning of the fiscal year	$7,287	$16,194
Valuation allowance provided for taxes related to:
State net operating loss carryforwards	(3,018)	(4,101)
Disallowed interest limitation under the Tax Act and CARES	—	(4,806)
Balance as of end of the fiscal year	$4,269	$7,287

We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. These balances are included in other noncurrent liabilities in our Consolidated Balance Sheets.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	January 1, 2022	January 2, 2021
	($ in thousands)
Balance at beginning of the fiscal year	$2,262	$4,245
Reductions due to lapse of applicable statute of limitations	(57)	(1,983)
Balance at end of the fiscal year	$2,205	$2,262

Included in the unrecognized tax benefits as of January 1, 2022 and January 2, 2021, were approximately $2.2 million and $2.1 million, respectively of tax benefits that, if recognized, would reduce our annual effective tax rate for fiscal 2021 and 2020. No penalties were accrued for either 2021 or 2020. We have accrued interest associated with our unrecognized tax benefits which we release as those benefits are realized due to the lapse of applicable statute of limitations. Interest expense associate with our unrecognized tax benefits is reported as interest expense, net in our Consolidated Statement of Operations and Comprehensive Income.

Impacts of the Tax Act and CARES

In December of 2017, the U.S. enacted comprehensive tax legislation under the Tax Cuts and Jobs Act, (“The Tax Act”), which made broad and complex changes to the tax code. During fiscal 2019, we recorded a valuation allowance of $4.8 million primarily related to interest disallowed for deduction related to changes included in the Tax Act. In March of 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (“CARES” Act). CARES included a provision which raised the level of deductibility for previously disallowed interest which had been enacted under the Tax Act. During fiscal 2020, because of the provision included in CARES, we benefited from the release of the $4.8 million in valuation allowance which we had recorded during fiscal 2019 under the provisions of the Tax Act. We had no impact to our income tax provision in fiscal 2021 from either The Tax Act nor CARES.

Net Operating Losses

At the end of fiscal 2020, our gross state net operating loss carryovers are $162.6 million and our tax-effected state net operating loss carryovers are $8.0 million, of which $7.3 million was subject to a valuation allowance arising from expiration date when considered conjunction with state limitations related to Internal Revenue Code (“IRC”) Section 382. At the end of fiscal 2021, our gross state net operating loss carryovers are $98.6 million and our tax-effected state net operating loss carryovers are $5.4 million, of which $4.3 million is subject to a valuation allowance arising from expiration dates when considered in conjunction with state limitation related to IRC Section 382. Our state net operating loss carryovers will expire in 1 to 20 years. For fiscal 2021, we reversed $3.0 million in valuation allowance against our state net operating losses. Based on our taxable income for 2021 in the states where we have net operating loss carryforwards, we believe we will be able to utilize this amount of state net operating losses that were previously reserved by this valuation allowance. We file U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations and may be subject to audit based on periods that are not limited by applicable statutes. Our U.S. federal income tax returns for tax years 2018, 2019 and 2020 remain subject to audit under the federal statute of limitations. Our auditable state income tax returns vary depending on the jurisdiction and its applicable statute of limitations.

Although we believe our estimates are reasonable in the carrying value of our valuation allowances against our deferred tax items, the ultimate determination of the appropriate amounts of valuation allowance involves significant judgement.

Assessing our Deferred Tax Assets

Quarterly, we assess the carrying value of our deferred tax assets for impairment by evaluating the weight of available evidence at the end of each fiscal quarter. In our evaluation of the weight of available evidence at the end of fiscal 2021, we considered the recent reported income in the current year, as well as the reported income for 2020 and reported loss for 2019, which resulted in a three-year cumulative income situation as positive evidence which carried substantial weight. While this was substantial, it was not the only evidence we evaluated. We also considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence. The evidence considered included:

•future reversals of existing taxable temporary differences;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•taxable income in prior carryback years, if carryback is permitted under the tax law; and
•tax planning strategies.

In addition to the positive evidence discussed above, we considered as positive evidence forecasted future taxable income, the future timing of the reversal of our deferred tax assets and liabilities, and the evidence from business and tax planning strategies. At the end of fiscal 2021 and 2020, in our evaluation of the weight of available evidence, we concluded that our deferred tax assets were not impaired other than $4.3 million of the state net operating losses.

6. Long-Term Debt
As of January 1, 2022, and January 2, 2021, long-term debt consisted of the following:

	January 1, 2022	January 2, 2021
	(In thousands)
Senior secured notes (1)	$300,000	$—
Revolving credit facility (2)	—	288,247
Term loan facility (3)	—	43,204
Finance lease obligations (4)	274,717	273,118
	574,717	604,569
Unamortized debt issuance costs	(4,701)	(9,010)
Unamortized bond discount costs	(4,028)	—
	565,988	595,559
Less: current maturities of long-term debt	7,864	6,846
Long-term debt, net of current maturities	$558,124	$588,713
(1) As of January 1, 2022, our long-term debt was comprised of $300 million of senior secured notes issued in October 2021. These notes are presented under the long-term debt caption of our balance sheet at $291.3 million which is net of their discount of $4.0 million and the combined carrying value of our debt issuance costs of $4.7 million. Our senior secured notes are presented in this table at their face value.
(2) The average effective interest rate was 2.5 percent and 3.3 percent for the years ended January 1, 2022 and January 2, 2021, respectively.
(3) The average interest rate, exclusive of fees and prepayment penalties, was 8.0 percent and 8.2 percent for the years ended January 1, 2022 and January 2, 2021, respectively.
(4) Refer to Note 11, Lease Commitments, for interest rates associated with finance lease obligations.

Revolving Credit Facility

In April 2018, we entered into an amended and restated credit agreement, with certain of our subsidiaries as borrowers (together with us, the “Borrowers”) or guarantors thereunder, Wells Fargo Bank, National Association, in its capacity as administrative agent (“Agent”), and certain other financial institutions party thereto. The amended and restated credit agreement was amended in January 2020 to provide that (i) the “Seasonal Period” run from November 15, 2019, through July 15, 2020, for the calendar year 2019, and from December 15 of each calendar year through April 15 of each immediately succeeding calendar year for the calendar year 2020 and thereafter, and (ii) the measurement period in the definition of “Cash Dominion Event” will be five consecutive business days instead of three consecutive business days. The amended and restated credit agreement was further amended in August 2021 to, among other things, (i) extend the maturity date of the revolving credit facility from October 10, 2022, to August 2, 2026, (ii) amend the Borrowing Base (as such term is defined under the amended and restated credit agreement) to include a certain portion of the assets of acquired companies prior to the conduct of a field exam or appraisals thereof by the Agent, (iii) modify certain definitions and various affirmative and negative covenants in the amended and restated credit agreement to provide additional flexibility for the Company, and (iv) add customary LIBOR replacement language (as amended, the “Revolving Credit Agreement”).

The revolving credit agreement provided for a senior secured asset-based revolving loan and letter of credit facility (the “Revolving Credit Facility”) of up to $600 million and an uncommitted accordion feature that permits the Borrowers, with consent of the lenders, to increase the facility by an aggregate additional principal amount of up to $150 million, which will allow borrowings of up to $750 million under the revolving credit facility. Letters of credit in an aggregate amount of up to $30 million are also available under the revolving credit agreement, which would reduce the amount of the revolving loans available under the revolving credit facility. The maturity date of the revolving credit agreement is August 2, 2026. The Borrowers’ obligations under the revolving credit agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items.

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

The revolving credit agreement provides for interest on borrowings under the revolving credit facility at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.25 percent to 1.75 percent, with the amount of such margin determined based upon the average of the Borrowers’ excess availability for the immediately preceding fiscal quarter as calculated by the Agent, for loans based on LIBOR, or (ii) the base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the amount of such margin determined based upon the average of the Borrowers’ excess availability for the immediately preceding fiscal quarter as calculated by the Agent, for loans based on the base rate.

All other material terms of the Credit Agreement, as amended, remained unchanged. The revolving credit agreement also contains representations and warranties and affirmative and negative covenants customary for financings of this type as well as customary events of default. In conjunction with our offering of senior secured notes, we amended the revolving credit facility to reduce the credit limit from $600 million to $350 million. In conjunction with the reduction of the credit limit of our revolving credit facility, we expensed approximately $1.6 million of debt issuance costs during the fourth quarter of 2021. These costs are included within interest expense, net, on the Consolidated Statements of Operations and reported separately as an adjustment to net income in our Consolidated Statements of Cash Flows.

As of January 1, 2022, we had zero outstanding borrowings on our revolving credit facility. As of January 2, 2021, we had outstanding borrowings of $288.2 million and excess availability of $184.3 million under our revolving credit facility. For the years ended January 2, 2021 and January 1, 2022, our effective interest rate on our revolving credit facility was 3.3 percent and 2.5 percent, respectively.

We were in compliance with all covenants under the revolving credit agreement as of January 1, 2022.

Senior Secured Notes

In October 2021, we entered into an indenture (the “Indenture”) with the guarantors party thereto and Truist Bank, as trustee and collateral agent, in connection with a private offering of $300 million of our six percent senior secured notes due 2029 (the “2029 Notes”). The 2029 Notes were issued to investors at 98.625 percent of their principal amount and will mature on November 15, 2029. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under our revolving credit facility. In conjunction with this offering, we also amended the revolving credit facility to reduce the credit limit from $600 million to $350 million. In conjunction with the reduction of the credit limit of our revolving credit facility, we expensed approximately $1.6 million of debt issuance costs during the fourth quarter of 2021. These costs are included within interest expense, net, on the Consolidated Statements of Operations and reported separately as an adjustment to net income in our Consolidated Statements of Cash Flows.

The Company’s obligations under the 2029 Notes are guaranteed by the Company’s domestic subsidiaries that are co-borrowers under or guarantee the Company’s revolving credit facility. The 2029 Notes and the related guarantees are secured by a first-priority security interest in substantially all of the Company’s and each guarantor’s existing and future assets (other than receivables, inventory, deposit accounts, securities accounts, business interruption insurance and other related assets (the “ABL Collateral”)), subject to certain exceptions and customary permitted liens. The 2029 Notes and the related guarantees are also secured on a second-priority basis by a lien on the ABL Collateral. Interest on the 2029 Notes will be payable on May 15 and November 15 of each year, beginning on May 15, 2022.

The 2029 Notes will be redeemable, in whole or in part, at any time on or after November 15, 2024 at certain redemption prices. The redemption price for the 2029 Notes if redeemed during the twelve months beginning (i) November 15, 2024 is 103.000%, (ii) November 15, 2025 is 101.500%, and (iii) November 15, 2026 and thereafter is 100.000%. The Company may also redeem some or all of the 2029 Notes before November 15, 2024 at a redemption price of 100.0% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium. In addition, the Company may redeem up to 40.0% of the outstanding 2029 Notes before November 15, 2024 with the net cash proceeds from certain equity offerings at a price equal to 106.000% of the principal amount of the notes, plus accrued but unpaid interest, if any, to, but not including, the redemption date. Furthermore, the Company may redeem the 2029 Notes at any time and from time to time prior to November 15, 2024 during each of the three consecutive twelve month periods commencing on October 25, 2021 in an aggregate principal amount equal to up to 10.0% of the original aggregate principal amount of the 2029 Notes at a redemption price of 103.0%, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, the Company may be required to make an offer to purchase the 2029 Notes upon the sale of certain assets or upon a change of control.

Term Loan Facility

In April 2018, in connection with the acquisition of Cedar Creek, we entered into a Credit and Guaranty Agreement by and among the Company, as borrower, certain of our subsidiaries, as guarantors, HPS Investment Partners, LLC, as administrative agent and collateral agent (“HPS”) and certain other financial institutions as parties thereto. In October 2019, the Credit and Guaranty Agreement was amended to, among other things, permit real estate sale leaseback transactions. The Credit and Guaranty Agreement was amended in October 2019, January 2020, and February 2020 (as amended, the “Term Loan Agreement”). The Term Loan Agreement provided for a senior secured term loan facility in an aggregate principal amount of $180 million (the “Term Loan Facility”). The proceeds from the term loan facility were used to fund a portion of the cash consideration payable in connection with the acquisition of Cedar Creek and to fund transaction costs in connection with the acquisition and the term loan facility. The obligations under the Term Loan Agreement were secured by a security interest in substantially all of our and our subsidiaries’ assets, including inventories, accounts receivable, real property, and proceeds from those items.

As of January 2, 2021, we had outstanding borrowings of $43.2 million under our term loan facility. On April 2, 2021, we repaid the remaining outstanding principal balance under the term loan facility and the facility was terminated. As a result, as of January 1, 2022, we had no outstanding borrowings under the term loan facility. In connection with our repayment of the term loan facility, we expensed $5.8 million of debt issuance costs during the first quarter of fiscal 2021 that we had been amortizing in connection the term loan facility. These costs are included within interest expense, net, on the Consolidated Statements of Operations and reported separately as an adjustment to net income in our Consolidated Statements of Cash Flows. While the facility was paid in full as of April 2, 2021, our average interest rate under the facility, exclusive of fees and prepayment premiums, was 8.2 percent and 8.0 percent for the years ended January 2, 2021 and January 1, 2022, respectively.

Finance Lease Obligations

Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we completed in recent years. During fiscal 2020, we completed real estate financing transactions on two warehouse facilities; and during fiscal 2021, we completed real estate financing transactions on fourteen warehouse facilities. We recognized financing lease assets and obligations as a result of each of these real estate transactions. We also entered into new finance lease agreements for new tractors for our fleet totaling $3.8 million and $10.5 million during fiscal 2020 and 2021, respectively. Our total finance lease commitments, including the properties associated with these transactions, totaled $274.7 million and $273.1 million as of January 1, 2022 and January 2, 2021, respectively. Of the $274.7 million of finance lease commitments as of January 1, 2022, $244.0 million related to real estate and $30.7 million related to equipment. Of the $273.1 million of finance lease commitments as of January 2, 2021, $243.7 million related to real estate and $29.4 million related to equipment.

For more information on our finance lease obligations, refer to Note 11, Lease Commitments.

7. Fair Value Measurements
We determine a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability, in accordance with ASC 820 - Fair Value Measurement. The fair value measurement guidance established a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3). The fair value measurement guidance also establishes, as a practical expedient, that certain investments are not to be classified in the fair value hierarchy when they are measured at fair value using net asset value ("NAV").
Fair value measurements for defined benefit pension plan
The fair value hierarchy discussed above not only is applicable to assets and liabilities that are included in our consolidated balance sheets, but also is applied to certain other assets that indirectly impact our consolidated financial statements. For example, we sponsor and contribute to a single-employer defined benefit pension plan (see Note 8, Employee Benefits). Assets contributed by us become the property of the pension plan. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts our future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. The Company uses the fair value hierarchy to measure the fair value of assets held by our pension plan where applicable. Certain investments are measured using the net asset value ("NAV") per share as a practical expedient and have not been classified in the fair value hierarchy.

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
The following tables set forth the change in projected benefit obligation and the change in plan assets for the pension plan:

	January 1, 2022	January 2, 2021
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$113,827	$107,026
Interest cost	2,019	2,892
Actuarial (gain) loss	(4,106)	9,813
Benefits paid	(5,866)	(5,904)
Projected benefit obligation at end of period	$105,874	$113,827
Change in plan assets:
Fair value of assets at beginning of period	$91,143	$83,606
Actual return on plan assets	7,892	11,948
Employer contributions	1,100	1,493
Benefits paid	(5,866)	(5,904)
Fair value of assets at end of period	94,269	91,143
Net unfunded status of plan	$(11,605)	$(22,684)

The accumulated benefit obligation for the pension plan was $105.9 million and $113.8 million at January 1, 2022, and January 2, 2021, respectively. We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our Consolidated Balance Sheets, with a corresponding adjustment to AOCI, net of tax. On January 1, 2022, we measured the fair value of our plan assets and benefit obligations. As of January 1, 2022, and January 2, 2021, the net unfunded status of our benefit plan was $11.6 million and $22.7 million, respectively.
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
The net adjustment to other comprehensive income (loss) for fiscal 2021 and fiscal 2020, was a $6.6 million net of tax gain and a $1.4 million net of tax loss, respectively. The adjustments in both fiscal years are primarily due to a combination of actuarial adjustments at year-end in addition to the amortization of unrealized gain and/or losses throughout the fiscal year.
The decrease in the unfunded obligation for the fiscal year was approximately $11.1 million and was primarily comprised of $7.4 million of actuarial gain, $4.6 million of investment gains, $1.1 million of pension contributions (comprised of cash contributions and lease payments for the properties contributed to the pension plan in 2013), and a charge of $2.0 million due to current year interest cost. The net periodic pension credit was $1.3 million in fiscal 2021 compared to $0.9 million in fiscal 2020, driven primarily by a reduction in the interest cost on the projected benefit obligation.
The unfunded status recorded as Pension Benefit Obligation on our Consolidated Balance Sheets for the pension plan is set forth in the following table, along with the unrecognized actuarial loss, which is presented as part of Accumulated Other Comprehensive Loss:

	January 1, 2022	January 2, 2021
	(In thousands)
Unfunded status	$(11,605)	$(22,684)
Unrecognized actuarial loss	24,200	32,921
Net amount recognized	$12,595	$10,237
Amounts recognized on the balance sheet consist of:
Accrued pension liability	$(11,605)	$(22,684)
Accumulated other comprehensive loss (pre-tax)	24,200	32,921
Net amount recognized	$12,595	$10,237

The net periodic pension credit for the pension plan included the following:

	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands)
Service cost	$—	$—
Interest cost on projected benefit obligation	2,019	2,892
Expected return on plan assets	(4,560)	(4,840)
Amortization of unrecognized loss	1,283	1,052
Net periodic pension credit for the pension plan	$(1,258)	$(896)

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	January 1, 2022	January 2, 2021
Projected benefit obligation:
Discount rate	2.90%	2.51%
Average rate of increase in future compensation levels	N/A	N/A
Net periodic pension:
Discount rate	1.84%	2.79%
Average rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	5.20%	6.00%

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
Projected return on plan assets. Pension plan assets are managed under a balanced portfolio allocation policy comprised of two major components: a return-seeking portion and a liability-matching portion. The expected role of return-seeking investments is to achieve a reasonable long-term growth of pension assets with a prudent level of risk, while the role of liability-matching investments is to provide a partial hedge against liability performance associated with changes in interest rates. The objective within return-seeking investments is to achieve asset diversity in order to balance return and volatility. We employ a designated fiduciary to manage the day-to-day investment responsibilities for pension plan assets and relationships with certain agents, advisors, and other fiduciaries.
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
Mortality rates. The valuations and assumptions reflect adoption of the Society of Actuaries updated RP-2014 mortality tables, with a “blue collar employee” adjustment for non-annuitants and a BlueLinx custom adjustment projected from 2015 for annuitants. Additionally, we use the most current generational projection scales, which were MP-2021 as of January 1, 2022, and MP-2020 as of January 2, 2021.
Plan Assets and Long-Term Rate of Return
Fiscal 2021
We base the asset return assumption on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The allocation of the plan’s assets impacts our expected return on plan assets. The expected return on plan assets is based on a targeted allocation consisting of return-seeking securities (including public equity, real assets, and diversified credit investment strategies), liability-matching securities (fixed income), and cash and cash equivalents. Our net benefit cost increases as the expected return on plan assets decreases. We believe that our actual long-term asset allocations on average will approximate our targeted allocation. Our targeted allocation is driven by our investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For fiscal 2021, we used a 5.20% expected rate of return on plan assets.
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
The current targets, adjusted to exclude non-GAAP BlueLinx real-estate holdings, and actual investment allocation, by asset category as of January 1, 2022, consisted of the following:

Type	Current Target Allocation	Actual Allocation, January 1, 2022
Global equity	44.4%	47.2%
Diversified credit	16.7%	16.5%
Real assets	8.9%	10.0%
Liability-hedging	27.8%	23.8%
Cash	2.2%	2.5%
Total	100%	100%

The following table sets forth by level, within the fair value hierarchy (as defined in Note 7, Fair Value Measurements), pension plan assets at their fair values as of January 1, 2022:

Type	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Assets measured at net asset value (NAV)(3)	Total
	(In thousands)
Return-seeking securities
Investments in trusts and funds(1)	$—	$—	$—	$69,397	$69,397
Liabilities-matching securities:
Investments in trusts and funds(2)	—	—	—	22,473	22,473
Cash and cash equivalents	2,399	—	—	—	2,399
Total	$2,399	$—	$—	$91,870	$94,269
(1) This category is comprised of a collective investment trust of equity funds that track the MCSI World Index, a collective investment trust that holds publicly traded listed infrastructure securities, and a pooled investment fund.
(2) This category consists of a collective investment trust investing in Treasury STRIPS, in addition to a collective investment fund that tracks to U.S. government bond indexes, and a pooled investment fund.
(3) Investments that are measured at net asset value (“NAV”) (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

The fair value of the Level 1 assets was based on quoted prices in active markets for the identical assets. Certain investments are measured at fair value using the net asset value ("NAV") per share as a practical expedient and have not been classified in the fair value hierarchy. Investment objectives for our pension plan assets are:

•Matching plan liability performance
•Diversifying risk
•Achieving a target investment return
We believe that there are no significant concentrations of risk within our plan assets as of January 1, 2022. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA.
Fiscal 2020

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of January 2, 2021:

Type	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Assets measured at net asset value (NAV)(3)	Total
	(In thousands)
Return-seeking securities
Investments in trusts and funds(1)	$—	$—	$—	$64,870	$64,870
Liabilities-matching securities:
Investments in trusts and funds(2)	—	—	—	23,905	23,905
Cash and cash equivalents	2,371	—	—	—	2,371
Total:	$2,371	$—	$—	$88,775	$91,146
(1) This category is comprised of a collective investment trust of equity funds that track the MCSI World Index, a collective investment trust that holds publicly traded listed infrastructure securities, and a pooled investment fund.
(2) This category consists of a collective investment trust investing in Treasury STRIPS, in addition to a collective investment fund that tracks to U.S. government bond indexes, and a pooled investment fund.
(3) Investments that are measured at net asset value (“NAV”) (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. In our fiscal 2020 10-K, we presented investments measured at net asset value (NAV) as Level 2 investments in the fair value hierarchy. The presentation has been adjusted to show those investments measured at NAV in the table above.

 Pension Plan Cash Flows

Our estimated normal future benefit payments to pension plan participants are as follows:

Fiscal Year Ended	(In thousands)
2022	$6,943
2023	6,602
2024	6,644
2025	6,671
2026	6,647
Thereafter	31,723

We fund the pension plan liability in accordance with the limits imposed by ERISA, federal income tax laws, and the funding requirements of the Pension Protection Act of 2006 (“Pension Act”). We are not required to make any cash contributions to the pension plan for fiscal funding year 2022.

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
The following table lists our participation in our multiemployer plans which we deem significant. “Contributions” represent the amounts contributed to the plan during the fiscal years presented:

					Contributions (In millions)
Pension Fund:	EIN/Pension Plan Number	Pension Act Zone Status	FIP/RP Status	Surcharge	2021	2020
Central States, Southeast and Southwest Areas Pension Fund	366044243	Critical and Declining (January 1, 2020)	RP	No	$0.6	$0.3
Total					$0.6	$0.3

Our contributions to this plan are approximately 0.1 percent of total contributions, which is less than the required disclosure threshold of five percent of total plan contributions. However, this plan is deemed significant for disclosure as it is severely underfunded. Our current CBA that requires contributions to the plan expires on December 31, 2022. In May 2020, we received a demand letter for payment resulting from our partial withdrawal in 2018 from the Central States Plan and started making payments in June 2020. These payments are payable monthly for a period of 20 years. Our liability for the remainder of these payments was $7.3 million as of January 1, 2022. We may, in the future, record an additional liability if required by an event of our complete withdrawal from the plan or a mass withdrawal. Our most recent contingent withdrawal liability was estimated at approximately $59.2 million, for a complete withdrawal occurring in 2022. In the case of a complete withdrawal or a mass withdrawal, the Central States Plan could demand yearly payments of approximately $1.1 million, which do not include payments for the partial withdrawal of approximately $0.6 million annually. In a complete withdrawal, the payments would not amortize the liability fully; however, payments for a complete withdrawal are limited to a 20-year period. In the case of a mass withdrawal, the liability would not amortize fully under current government regulations, and payments would continue indefinitely.

Defined Contribution Plans
Our employees also participate in two defined contribution plans: the BlueLinx Corporation Hourly Savings Plan covering hourly employees, and the BlueLinx Corporation Salaried Savings Plan covering salaried employees. Discretionary contributions to the plans are based on employee contributions and compensation, and, in certain cases, participants in the hourly savings plan also receive employer contributions based on union negotiated match amounts. Employer contributions to the hourly savings plan for fiscal years 2020 and 2021 were approximately $0.7 million and $0.7 million, respectively.
Employer contributions to the salaried savings plan for fiscal 2020 of approximately $1.8 million were deferred and paid in the first quarter of 2021. Employer contributions to the salaried savings plan for fiscal 2021 of approximately $2.0 million were deferred and will be paid in the first quarter of 2022.
9. Share-Based Compensation
We have four stock-based compensation plans covering officers, directors, certain employees, and consultants: the 2004 Equity Incentive Plan (the “2004 Plan”), the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), the 2016 Amended and Restated Long-Term Incentive Plan (the “2016 Plan”) and the 2021 Long-Term Incentive Plan (the “2021 Plan”). The plans are designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plans provide a means whereby the participants develop a further sense of proprietorship and personal involvement in our development and financial success, thereby advancing the interests of the Company and its stockholders. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants upon the exercise of options or upon the vesting of restricted stock, restricted stock units, or performance shares, out of the total amount of common shares applicable for issuance or vesting under the aforementioned plans. Shares are available for new issuance only under the 2021 Plan. The 2004, 2006 and 2016 Plans have no shares remaining for issuance. Remaining 2006 and 2016 Plan shares are outstanding only for the vesting of outstanding equity awards.
On May 20, 2021 at the Annual Meeting of Shareholders, our stockholders approved the BlueLinx Holding, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), which the Board of Directors had previously approved. The 2021 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other share-based awards to participants of the 2021 Plan selected by our Board of Directors or a committee of the Board that administers the 2021 Plan. We reserved 750,000 shares of our common stock for issuance under the 2021 Plan. The terms and conditions of awards under the 2021 Plan are determined by the Compensation Committee. Some of the awards issued under both the 2006 and 2016 Plans are subject to accelerated vesting in the event of a change in control as such an event is defined in the respective Plan documents.
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
All compensation expense related to our share-based payment awards is recorded in “Selling, general, and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income.
Restricted Stock Units
During fiscal 2021 and in prior years, the Board of Directors were granted restricted stock units with a one-year vesting period, although a pro-rated portion could vest prior to the one-year period, with the remainder forfeited, if a director chose not to stand for re-election before the one-year vesting period elapsed. All vested director grants prior to May 20, 2021 settle at the earlier of ten years from the vesting date or retirement from the Board of Directors, whichever comes first. These awards are time-based and are not based upon attainment of performance goals. Grants to directors made after May 20, 2021 from the 2021 Plan share pool will vest and settle after one year, although a pro-rated portion of the award may vest prior to the one year period, with the remainder forfeited if the director is not standing for re-election or upon retirement from the Board of Directors.
During fiscal 2020 and 2021, the Board of Directors granted restricted stock units to certain of our employees and executive officers. Certain of the restricted stock units granted in fiscal 2020 and 2021 vest in equal annual increments over the three years after the date of grant. Certain restricted stock units granted in fiscal 2019 vest on the third anniversary of the date of grant if certain performance conditions are met prior to the vesting date, and the remaining restricted stock units granted in fiscal 2019 vest at the end of the Company’s second fiscal quarter in 2022 if certain performance conditions are met as of the vesting date.

As of January 1, 2022, there was approximately $7.6 million of total unrecognized compensation expense related to restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted average term of 1.3 years. As of January 1, 2022, the weighted average remaining contractual term for our restricted stock units was 1.3 years, and the maximum contractual term was 3.0 years.
The following table summarizes activity for our restricted stock units during fiscal 2021:

	Restricted Stock Units
	Number of Awards	Weighted Average Fair Value
Outstanding as of January 2, 2021	725,483	$15.61
Granted(1)	214,040	42.25
Vested(2)	(379,371)	16.87
Forfeited	(71,546)	16.76
Outstanding as of January 1, 2022	488,606	$26.13
(1)Granted shares in fiscal 2021 include approximately 27,677 shares associated with grants issued in fiscal 2019 that include performance criteria granting additional shares for which we believe the performance criteria will be achieved.
(2)The total fair value of restricted stock units vested in fiscal 2021 and 2020 was $6.4 million and $1.0 million, respectively.

For fiscal 2020, the weighted average grant date fair value of restricted stock units granted was $8.52.
Compensation Expense
Total share-based compensation expense from our share-based awards was as follows:

	January 1, 2022	January 2, 2021
	(In thousands)
Restricted Stock Units	$6,590	$5,992
Total	$6,590	$5,992
We do not estimate forfeitures but adjust for them as they occur.
We recognized related income tax benefits in fiscal years 2021 and 2020 of $1.7 million and $1.5 million, respectively, which were fully realized in fiscal 2021 and 2020. We include the benefits of tax deductions in excess of recognized compensation expense as a component of our provision for income taxes in our Consolidated Statements of Operations and Comprehensive Income when present. There were $0.9 million of excess tax benefits in fiscal 2021 and no excess tax benefits in fiscal 2020.
10. Income per Common Share
We calculate basic income per share by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted stock units. We calculate diluted income per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units. The following table shows the computation of basic and diluted income per share:

	Fiscal Year Ended
	January 1, 2022	January 2, 2021
	($ in thousands, except per share data)
Net income	$296,133	$80,882

Weighted average shares outstanding - basic	9,615	9,422
Dilutive effect of share-based awards	261	41
Weighted average shares outstanding - diluted	9,876	9,463

Basic income per share	$30.80	$8.58
Diluted income per share	$29.99	$8.55
For fiscal years 2021 and 2020, we excluded approximately 128,206 and 725,483 unvested share-based awards, respectively, from the diluted income per share calculation because they were either anti-dilutive or “out of the money.” Outstanding share-based awards not included in diluted loss per share consisted of restricted stock units.
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
We determined that the transactions in the first quarter of fiscal 2020 did not qualify as sales in accordance with ASC 842. Therefore, for accounting purposes, the transactions were not accounted for as sale-leaseback transactions, and no gain or loss was recorded. We determined that these leases qualified for finance lease treatment and recorded them accordingly. The net book value of the assets related to these transactions remains on our books as property and equipment and we continue to depreciate the assets over their remaining useful lives.

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

During fiscal 2020 and fiscal 2021, we entered in to equipment finance leases totaling $3.8 million and $10.5 million, respectively, for tractors added to our delivery fleet.

The following table presents our assets and liabilities related to our leases as of January 1, 2022 and January 2, 2021:

		January 1, 2022	January 2, 2021
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$49,568	$51,142
Finance lease right-of-use assets (1)	Property and equipment, net	143,851	148,561
Total lease right-of-use assets		$193,419	$199,703

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$5,145	$6,076
Finance lease liabilities	Finance lease liabilities - short term	7,864	5,675
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	44,526	44,965
Finance lease liabilities	Finance lease liabilities - long term	266,853	267,443
Total lease liabilities		$324,388	$324,159

(1) Finance lease right-of-use assets are presented net of accumulated amortization of $73.7 million and $58.6 million as of January 1, 2022 and January 2, 2021, respectively.
The components of lease expense were as follows:

	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands)
Operating lease cost:	$11,626	$12,634
Finance lease cost:
Amortization of right-of-use assets	$15,183	$14,193
Interest on lease liabilities	24,847	23,809
Total finance lease costs	$40,030	$38,002

Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,782	$12,256
Operating cash flows from finance leases	24,847	23,809
Financing cash flows from finance leases	$11,175	$8,662
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$5,663	$4,442
Finance leases	$10,549	$3,833

Supplemental balance sheet information for right-of-use assets related to leases was as follows:

	January 1, 2022	January 2, 2021
	(In thousands)
Finance leases
Property and equipment	$217,592	$207,147
Accumulated depreciation	(73,741)	(58,586)
Property and equipment, net	$143,851	$148,561
Weighted Average Remaining Lease Term (in years)
Operating leases	10.75	11.14
Finance leases	15.06	16.08
Weighted Average Discount Rate
Operating leases	9.01%	9.28%
Finance leases	10.00%	9.87%

The major categories of our finance lease liabilities as of January 1, 2022 and January 2, 2021 are as follows:

	January 1, 2022	January 2, 2021
	(In thousands)
Equipment and vehicles	$30,710	$29,434
Real estate	244,007	243,684
Total finance leases	$274,717	$273,118
As of January 1, 2022, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
2022	$9,376	$32,495
2023	9,134	32,115
2024	8,329	31,521
2025	8,329	27,994
2026	6,050	31,439
Thereafter	40,711	348,149
Total lease payments	$81,929	$503,713
Less: imputed interest	(32,258)	(228,996)
Total	$49,671	$274,717

On January 2, 2021, maturities of lease liabilities were as follows:

	Operating leases	Finance leases
	(In thousands)
2021	$11,215	$30,159
2022	9,161	29,453
2023	8,400	29,189
2024	7,283	28,649
2025	7,392	28,102
Thereafter	44,092	380,511
Total lease payments	$87,543	$526,063
Less: imputed interest	(36,502)	(252,945)
Total	$51,041	$273,118

12. Commitments and Contingencies
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

Collective Bargaining Agreements
As of January 1, 2022, we employed approximately 2,055 employees and less than one percent of our employees are employed on a part-time basis. Approximately 21 percent of our employees were represented by various local labor unions with terms and conditions of employment governed by CBAs. Six CBAs covering approximately six percent of our employees were up for renewal in fiscal 2021. Four of those CBAs were successfully renewed, and another is expected to be completed before the end of the first quarter 2022. The remaining CBA was terminated as a result of the local union disclaiming interest in continuing to represent the employees at the particular location. Two CBAs covering approximately four percent of our employees are up for renewal in fiscal 2022.

13. Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is a measure of income which includes both net income (loss) and other comprehensive income (loss). Our other comprehensive income (loss) results from items deferred from recognition into our Consolidated Statements of Operations and Comprehensive Income (Loss). Accumulated other comprehensive income (loss) is separately presented on our Consolidated Balance Sheets as part of common stockholders’ equity (deficit). Other comprehensive income (loss) was $6.6 million and $(1.4) million for fiscal 2021 and fiscal 2020, respectively.

The changes in accumulated balances for each component of other comprehensive income (loss) for fiscal 2020 and 2021 were as follows:

	Foreign currency translation, net of tax	Impact of defined benefit pension, net of tax	Other, net of tax	Total
	(In thousands)
December 28, 2019, ending balance, net of tax	$666	$(35,441)	$212	$(34,563)
Other comprehensive income (loss), net of tax (1)	(6)	(1,414)	(9)	(1,429)
January 2, 2021, ending balance, net of tax	$660	$(36,855)	$203	$(35,992)
Other comprehensive income (loss), net of tax (2)	5	6,610	17	6,632
January 1, 2022, ending balance, net of tax	$665	$(30,245)	$220	$(29,360)
(1) For fiscal 2020, there was $1.7 million of impact related to our defined pension for related actuarial adjustments and amortization of unrecognized amounts from the prior year, net of taxes of $0.3 million. There was a tax benefit of $0.4 million allocated to the loss from continuing operations and tax expense allocated to the income from other comprehensive income.
(2) For fiscal 2021, there was $6.6 million of impact related to our defined pension for related actuarial adjustments and amortization of unrecognized amounts from the prior year, net of taxes of $2.1 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation, as of the end of the period covered by this report, of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize, and report, within time periods specified by the SEC’s rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of January 1, 2022, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the fiscal year ended January 1, 2022, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2022, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of January 1, 2022.

The effectiveness of our internal control over financial reporting as of January 1, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended January 1, 2022.
Ernst & Young LLP’s report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BlueLinx Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BlueLinx Holdings Inc. internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BlueLinx Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of BlueLinx Holdings Inc. as of January 1, 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 22, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required by this Item will be set forth in our definitive proxy statement for the 2022 Annual Meeting of Stockholders of BlueLinx Holdings Inc. (the “Proxy Statement”) to be filed within 120 days after the end of our 2021 fiscal year and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
Information regarding compensation of officers and directors of BlueLinx Holdings Inc. will be set forth under the captions entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “Director Compensation for 2021” in the Proxy Statement, to be filed within 120 days after the end of our 2021 fiscal year and is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners, Management, and Related Stockholders Matters Information regarding ownership of BlueLinx Holdings Inc. common stock will be set forth under the captions entitled “Security Ownership of Management and Certain Beneficial Owners” and “Delinquent Section 16(a) Reports” (if applicable) in the Proxy Statement, to be filed within 120 days after the end of our 2021 fiscal year and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of January 1, 2022. Our stockholder-approved equity compensation plans consist of the 2021 Plan. Shares are available for issuance under the 2021 Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—	$—	745,837
Equity compensation plans not approved by security holders	—	n/a	—
Total	—	$—	745,837
Other information required by this item is set forth under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships, Related Transactions, and Director Independence Information regarding certain relationships, and related transactions with BlueLinx Holdings Inc., and director independence will be set forth under the captions entitled “Certain Relationships and Related Transactions,” and “More Information About the Board of Directors” in the Proxy Statement, to be filed within 120 days after the end of our 2021 fiscal year and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be set forth under the heading “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement, to be filed within 120 days after the end of our 2021 fiscal year and is incorporated by reference.

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

3.3	Second Amended and Restated ByLaws of BlueLinx (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2018)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 3, 2021)*
4.2
Indenture, dated as of October 25, 2021, by and among BlueLinx Holdings Inc., the guarantors party thereto and Truist Bank, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 25, 2021)

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

Exhibit Number	Item
10.11
Form of 2018 Time Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.12
Form of 2018 Performance Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.13
Form of Amendment to 2018 Performance Based Restricted Stock Unit Award Agreement under BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 3, 2021)

10.14
Form of 2019 and 2020 Time Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2019) ±

10.15
Form of 2019 Performance Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2019) ±

10.16
Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.17
Employment Agreement between BlueLinx Corporation and Mitchell Lewis, dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 17, 2014) ±

10.18
First Amendment, effective June 8, 2018, to Employment Agreement between BlueLinx Corporation and Mitchell Lewis (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.19
Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell, dated May 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014) ±

10.20
First Amendment, effective June 1, 2018, to Employment Agreement between BlueLinx Corporation and Susan C. O’Farrell (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.21
Employment Agreement between BlueLinx Corporation and Shyam K. Reddy, dated May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2017) ±

10.22
First Amendment, effective June 8, 2018, to Employment Agreement between BlueLinx Corporation and Shyam K. Reddy (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.23
Employment Agreement, dated as of April 13, 2018, between BlueLinx Corporation and Alex Averitt (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K filed with the Securities and Exchange Commission on April 19, 2018) ±

10.24
First Amendment, effective June 1, 2018, to Employment Agreement between BlueLinx Corporation and Alex Averitt (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

10.25
Employment Agreement between BlueLinx Corporation and Kelly C. Janzen, dated March 2, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020) ±

10.26
Separation Agreement between BlueLinx Corporation and Susan C. O’Farrell, dated March 9, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020) ±

10.27
Letter Agreement, dated March 22, 2020, between BlueLinx Holdings Inc. and Mitchell B. Lewis (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020) ±

Exhibit Number	Item
10.28
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

10.32	BlueLinx Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.33	Form of Executive Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.34	Revised Form of Executive Restrictive Covenant Agreement ±
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

10.41
Form of First Amendment to Purchase and Sale Agreement with Big Acquisitions LLC, dated as of November 20, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020)

10.42
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

10.44
First Amendment to Purchase and Sale Agreement with Big Acquisitions LLC, dated as of July 8, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on October 28, 2020)

10.45
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

Exhibit Number	Item
10.47
Amended and Restated Guaranty and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.48
Credit and Guaranty Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as guarantors thereunder, HPS Investment Partners, LLC, as administrative agent and collateral agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.49
Pledge and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc., and HPS Investment Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.50
First Amendment, dated as of June 12, 2018, to that certain Credit and Guaranty Agreement, dated as of April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as guarantors thereunder, HPS Investment Partners, LLC, as administrative agent and collateral agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2019)

10.51
Second Amendment to Credit and Guaranty Agreement, dated February 28, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, HPS Investment Partners, LLC, as administrative agent and collateral agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2019)

10.52
Third Amendment to Credit and Guaranty Agreement, dated October 24, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2019)

10.53
Fourth Amendment to Credit and Guaranty Agreement, dated December 31, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020)

10.54
Fifth Amendment to Credit and Guaranty Agreement, dated February 28, 2020, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020)

10.55
Sixth Amendment to Credit and Guaranty Agreement, dated April 1, 2020, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2020)

10.56
Retirement and Transition Services Agreement between BlueLinx Corporation and Mitchell B. Lewis, dated April 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2021) ±

10.57
Employment Agreement by and among BlueLinx Corporation, BlueLinx Holdings Inc. and Dwight Gibson, dated April 15, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2021) ±

10.58
BlueLinx Holdings Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 20, 2021) ±

10.59
Separation Agreement between BlueLinx Corporation and Alexander Averitt, dated June 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2021) ±

10.60
Second Amendment to Amended and Restated Credit Agreement, dated August 2, 2021, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 3, 2021)

Exhibit Number	Item
10.61
First Amendment to Employment Agreement, by and between BlueLinx Corporation and Dwight Gibson, dated June 24, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

10.62
Form of 2021 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

10.63
BlueLinx Holdings Inc. 2021 Long-Term Equity Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

10.64
Award Agreement between BlueLinx Holdings Inc., BlueLinx Corporation and Dwight Gibson, dated June 24, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

16.1
Letter from BDO USA, LLP to the Securities and Exchange Commission, dated June 14, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2021)

21.1	List of subsidiaries of the Company*
23.1	Consent of BDO USA, LLP*
23.2	Consent of Ernst & Young LLP*
31.1	Certification of Dwight Gibson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Kelly C. Janzen, Chief Financial Officer and Senior Vice President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dwight Gibson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Kelly C. Janzen, Chief Financial Officer and Senior Vice President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.Def	Definition Linkbase Document*
101.Pre	Presentation Linkbase Document*
101.Lab	Labels Linkbase Document*
101.Cal	Calculation Linkbase Document*
101.Sch	Schema Document*
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

*	Filed herewith.

**	Exhibit is being furnished and shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to liability under that Section. this exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference.

±	Management contract or compensatory plan or arrangement.

(A)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 1, 2004.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

By: /s/ Dwight Gibson
    Dwight Gibson
    President and Chief Executive Officer

Date: February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
Name

/s/ Dwight Gibson	President, Chief Executive Officer and Director	February 22, 2022
Dwight Gibson

/s/ Kelly C. Janzen	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	February 22, 2022
Kelly C. Janzen

/s/ Kim S. Fennebresque	Chairman	February 22, 2022
Kim S. Fennebresque

/s/ Karel K. Czanderna	Director	February 22, 2022
Karel K. Czanderna

/s/ Dominic DiNapoli	Director	February 22, 2022
Dominic DiNapoli

/s/ Mitchell B. Lewis	Director	February 22, 2022
Mitchell B. Lewis

/s/ J. David Smith	Director	February 22, 2022
J. David Smith

/s/ Carol B. Yancey	Director	February 22, 2022
Carol B. Yancey