Form 10-Q
period 2022-04-02
BlueLinx Holdings Inc.
filed 2022-05-03
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2022, there were 9,657,958 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended April 2, 2022

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$1,302,305	$1,025,469
Cost of sales	1,011,254	845,077
Gross profit	291,051	180,392
Operating expenses (income):
Selling, general, and administrative	91,289	75,560
Depreciation and amortization	6,746	7,465
Amortization of deferred gains on real estate	(984)	(984)
Gains from sales of property	—	(1,287)
Other operating expenses	838	112
Total operating expenses	97,889	80,866
Operating income	193,162	99,526
Non-operating expenses (income):
Interest expense, net	11,293	16,234
Other expense (income), net	1,138	(314)
Income before provision for income taxes	180,731	83,606
Provision for income taxes	47,322	21,746
Net income	$133,409	$61,860

Basic income per share	$13.72	$6.53
Diluted income per share	$13.19	$6.28

Comprehensive income:
Net income	$133,409	$61,860
Other comprehensive income:
Amortization of unrecognized pension gain, net of tax	156	239
Other	20	11
Total other comprehensive income	176	250
Comprehensive income	$133,585	$62,110

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 2, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$74,438	$85,203
Receivables, less allowances of $4,965 and $4,024, respectively	497,056	339,637
Inventories, net	562,555	488,458
Other current assets	32,470	31,869
Total current assets	1,166,519	945,167
Property and equipment, at cost	319,732	318,253
Accumulated depreciation	(141,768)	(137,099)
Property and equipment, net	177,964	181,154
Operating lease right-of-use assets	47,330	49,568
Goodwill	47,772	47,772
Intangible assets, net	12,519	13,603
Deferred tax assets	62,279	60,285
Other non-current assets	19,822	19,905
Total assets	$1,534,205	$1,317,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230,072	$180,000
Accrued compensation	13,714	22,363
Taxes payable	53,195	6,138
Finance lease liabilities - short-term	7,264	7,864
Operating lease liabilities - short-term	5,723	5,145
Real estate deferred gains - short-term	3,935	3,934
Other current liabilities	22,503	18,347
Total current liabilities	336,406	243,791
Non-current liabilities:
Long-term debt, net of debt issuance costs of $4,565 and $4,701, respectively	291,534	291,271
Finance lease liabilities - long-term	264,676	266,853
Operating lease liabilities - long-term	41,698	44,526
Real estate deferred gains - long-term	73,255	74,206
Pension benefit obligation	10,813	11,605
Other non-current liabilities	23,647	21,953
Total liabilities	1,042,029	954,205
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,651,000 and 9,725,760 outstanding on April 2, 2022, and January 1, 2022, respectively	96	97
Additional paid-in capital	263,428	268,085
Accumulated other comprehensive loss	(29,184)	(29,360)
Accumulated stockholders’ equity	257,836	124,427
Total stockholders’ equity	492,176	363,249
Total liabilities and stockholders’ equity	$1,534,205	$1,317,454

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Equity	Stockholders’ Equity Total
	Shares	Amount
Balance, January 1, 2022	9,726	$97	$268,085	$(29,360)	$124,427	$363,249
Net income	—	—	—	—	133,409	133,409
Impact of pension plan, net of tax	—	—	—	156	—	156
Vesting of restricted stock units	11	—	—	—	—	—
Compensation related to share-based grants	—	—	2,162	—	—	2,162
Repurchase of shares to satisfy employee tax withholdings	(5)	—	(393)	—	—	(393)
Common stock repurchase and retirement	(81)	(1)	(6,426)	—	—	(6,427)
Other	—	—	—	20	—	20
Balance, April 2, 2022	9,651	96	263,428	(29,184)	257,836	492,176

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity Total
	Shares	Amount
Balance, January 2, 2021	9,463	$95	$266,695	$(35,992)	$(171,706)	$59,092
Net income	—	—	—	—	61,860	61,860
Impact of pension plan, net of tax	—	—	—	239	—	239
Vesting of restricted stock units	8	—	—	—	—	—
Compensation related to share-based grants	—	—	1,410	—	—	1,410
Repurchase of shares to satisfy employee tax withholdings	(3)	—	(99)	—	—	(99)
Common stock repurchase and retirement	—	—	—	—	—	—
Other	—	—	—	11	—	11
Balance, April 3, 2021	9,468	95	268,006	(35,742)	(109,846)	122,513

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net income	$133,409	$61,860
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	6,746	7,465
Amortization of debt discount and issuance costs	263	603
Adjustments to debt issuance costs associated with term loan	—	5,791
Gains from sales of property	—	(1,287)
Deferred income tax	(1,994)	(3,896)
Amortization of deferred gains from real estate	(984)	(984)
Share-based compensation	2,162	1,410
Changes in operating assets and liabilities:
Accounts receivable	(157,419)	(125,172)
Inventories	(74,097)	(34,315)
Accounts payable	50,072	53,812
Taxes payable	47,057	25,799
Other current assets	(601)	(448)
Other assets and liabilities	(2,377)	(15,246)
Net cash provided by (used in) operating activities	2,237	(24,608)

Cash flows from investing activities:
Proceeds from sale of assets	49	1,810
Property and equipment investments	(2,509)	(1,122)
Net cash (used in) provided by investing activities	(2,460)	688

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	262,210
Repayments on revolving credit facilities	—	(191,943)
Repayments on term loan	—	(43,204)
Common stock repurchase and retirement	(6,427)	—
Debt financing costs	—	(861)
Repurchase of shares to satisfy employee tax withholdings	(393)	(56)
Principal payments on finance lease liabilities	(3,722)	(2,129)
Net cash (used in) provided by financing activities	(10,542)	24,017

Net change in cash and cash equivalents	(10,765)	97
Cash and cash equivalents at beginning of period	85,203	82
Cash and cash equivalents at end of period	$74,438	$179

Supplemental cash flow information:
Interest paid during the period	6,387	9,971
Taxes paid during the period	2,350	—

Non-cash transactions:
Property and equipment acquired under finance leases	—	10,211

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2022
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). We derived the condensed consolidated balance sheet at April 2, 2022, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the “Fiscal 2021 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2022. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations and comprehensive income for the three months ended April 2, 2022, and April 3, 2021, our balance sheets at April 2, 2022, and January 1, 2022, our statements of stockholders’ equity for the three months ended April 2, 2022, and April 3, 2021, and our statements of cash flows for the three months ended April 2, 2022, and April 3, 2021.

We have condensed or omitted certain notes and other information from the interim condensed consolidated financial statements presented in this report. Therefore, these condensed consolidated interim financial statements should be read in conjunction with the Fiscal 2021 Form 10-K. The results for the three months ended April 2, 2022, are not necessarily indicative of results that may be expected for the full year ending December 31, 2022, or any other interim period.
We operate on a 5-4-4 fiscal calendar. Our fiscal year ends on the Saturday closest to December 31 of that fiscal year and may comprise 53 weeks in certain years. Our 2022 fiscal year contains 52 weeks and ends on December 31, 2022. Fiscal 2021 contained 52 weeks and ended on January 1, 2022.
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
Reclassification of Prior Period Presentation
For the quarter ended April 3, 2021, we have reclassified certain items within the presentation of our statement of cash flows to align with our statement of cash flows presentation for the quarter ended April 2, 2022. Our reclassifications are limited to the operating activities section and include presenting only the impact of deferred income taxes, instead of our full provision for income taxes, as a reconciling item for net income to cash provided by operating activities. We have also reclassified certain items previously presented individually, such as pension expense and pension contributions, to be included in the change of other assets and liabilities. In addition, we are presenting the change in taxes payable, previously included in other assets and liabilities, as a distinct line item in our reconciliation of net income to cash provided by operating activities. These reclassifications, we believe, provide an enhanced level of transparency with regards to the presentation of our statement of cash flows. These reclassifications did not impact operating income or consolidated net income.
Recently Adopted Accounting Standards
Credit Impairment Losses. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” This ASU sets forth a current expected credit loss (“CECL”) model which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model, is applicable to the measurement of credit losses on financial assets measured at amortized cost, and applies to some off-balance sheet credit exposures. The standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. The Company adopted this standard on a modified retrospective basis in the first quarter of 2022 and the implementation did not have a material impact to the Company’s condensed consolidated financial statements.
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the publication of certain tenors of the London Inter-bank Offered Rate (“LIBOR”) on December 31, 2021, with complete elimination of the publication of the LIBOR by June 30, 2023. The amendments in this ASU are elective and apply to all entities that have contracts referencing the LIBOR.
The Company’s revolving credit agreement, as further discussed in Note 6 to these condensed consolidated financial statements, currently references the LIBOR for determining interest payable on current and future borrowings and includes provisions for the use of alternative rates if the LIBOR is unavailable. The guidance in this ASU provides a practical expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from the LIBOR to a new interest rate index. The Company adopted this standard prospectively in the first quarter of 2022. The implementation did not have a material impact to the Company’s condensed consolidated financial statements or to any key terms of our revolving credit agreement other than the discontinuation of the LIBOR.
Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in this standard are effective for interim periods and fiscal years beginning after December 15, 2020. We adopted this standard effective for fiscal year 2021. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.
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
3. Goodwill and Other Intangible Assets
In connection with our past merger and acquisition activity, we acquired certain intangible assets. As of April 2, 2022, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations. As of April 2, 2022, goodwill was $47.8 million.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. No such indicators were present during the first quarter of fiscal 2022. Our one reporting unit has a fair value that exceeds its carrying value as of April 2, 2022.

Definite-Lived Intangible Assets
On April 2, 2022, the gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets were as follows:

Intangible Asset	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization(1)	Net Carrying Amounts
		(In thousands)
Customer relationships	8	$25,500	$(13,061)	$12,439
Noncompete agreements	—	8,254	(8,174)	80
Trade names	—	6,826	(6,826)	—
Total		$40,580	$(28,061)	$12,519

(1) Intangible assets, except customer relationships, are amortized on a straight-line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
Amortization expense for our definite-lived intangible assets was $1.1 million and $1.8 million for the three-month periods ended April 2, 2022, and April 3, 2021, respectively.
Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2022 and the next five fiscal years is as follows:

Fiscal Year	Estimated Amortization
(In thousands)
2022	$1,632
2023	1,807
2024	1,505
2025	1,423
2026	1,423
2027	1,423

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
The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
Product type	April 2, 2022	April 3, 2021
	(In thousands)
Specialty products	$767,907	$563,060
Structural products	534,398	462,409
Total net sales	$1,302,305	$1,025,469

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

	Three Months Ended
Sales channel	April 2, 2022	April 3, 2021
	(In thousands)
Warehouse and reload	$1,077,946	$849,419
Direct	246,652	191,130
Customer discounts and rebates	(22,293)	(15,080)
Total net sales	$1,302,305	$1,025,469

5. Assets Held for Sale

As of April 2, 2022, and January 1, 2022, the net book value of total assets classified as “held for sale” was $3.0 million and $2.6 million, respectively, and was included in other current assets in our condensed consolidated balance sheets. The book value of total liabilities classified as “held for sale” as of April 2, 2022, and January 1, 2022, was $2.1 million and $1.9 million, respectively, and was included in other current liabilities in our condensed consolidated balance sheets.

Assets classified as “held for sale” as of April 2, 2022, consisted of fixed assets, at net book value, and current assets, including raw material and work in process inventory, affiliated with one of our business locations in the Midwest. Liabilities classified as “held for sale” included current liabilities, such as accounts payable, directly associated with those assets held for sale that will be transferred with the assets held for sale. We plan to sell these assets and transfer these liabilities within the next 12 months.

6. Long-Term Debt

As of April 2, 2022, and January 1, 2022, long-term debt consisted of the following:

	April 2, 2022	January 1, 2022
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Term loan facility (3)	—	—
Finance lease obligations (4)	271,940	274,717
	571,940	574,717
Unamortized debt issuance costs	(4,565)	(4,701)
Unamortized bond discount costs	(3,901)	(4,028)
	563,474	565,988
Less: current maturities of long-term debt	7,264	7,864
Long-term debt, net of current maturities	$556,210	$558,124

(1)As of April 2, 2022 and January 1, 2022, our long-term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the “Long-term debt” caption of our condensed consolidated balance sheets at $291.5 million and $291.3 million at April 2, 2022, and January 1, 2022, respectively. This presentation is net of their discount of 3.9 million and 4.0 million and the combined carrying value of our debt issuance costs of 4.6 million and 4.7 million at April 2, 2022, and January 1, 2022, respectively. Our senior secured notes are presented in this table at their face value.

(2) The average effective interest rate was zero percent and 2.4 percent for the quarters ended April 2, 2022, and April 3, 2021, respectively.

(3) The average effective interest rate, exclusive of fees and prepayment premiums, was zero percent and 8.0 percent for the quarters ended April 2, 2022, and April 3, 2021, respectively.

(4) Refer to Note 9, Leases, for interest rates associated with finance lease obligations.

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

Revolving Credit Facility

In April 2018, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent (“the Agent”), and certain other financial institutions party thereto. In August 2021, we entered into a second amendment to our revolving credit facility to, among other things, extend the maturity date of the facility to August 2, 2026, and reduce the interest rate on borrowings under the facility (as amended, the “revolving credit facility”). As amended, the revolving credit facility provides for a senior secured asset-based revolving loan and letter of credit facility of up to $350 million. The Borrowers’ obligations under the revolving credit facility are secured by a security interest in substantially all of our and our subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.25 percent to 1.75 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on LIBOR, or (ii) the Agent’s base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.

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

As of April 2, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $420.9 million under our revolving credit facility. As of January 1, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $431.7 million under our revolving credit facility. Our average effective interest rate under the facility was zero percent and 2.4 percent for the quarters ended April 2, 2022, and April 3, 2021, respectively.
The revolving credit facility contains certain financial and other covenants, and our right to borrow under the revolving credit facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the revolving credit facility as of April 2, 2022.

Term Loan Facility

On April 2, 2021, we repaid the remaining outstanding principal balance of the term loan facility, and, as a result, as of January 1, 2022 and April 2, 2022, we had zero outstanding borrowings under the term loan facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million of debt issuance costs that we were amortizing in connection with our former term loan facility. These costs are included within interest expense, net on the condensed consolidated statements of operations and reported separately as an adjustment to net income in our condensed consolidated statements of cash flows.

As the facility was paid in full as of April 2, 2021, our average effective interest rate under the facility, exclusive of fees and prepayment premiums, was zero percent for the quarter ended April 2, 2022. For the quarter ended April 3, 2021, our average effective interest rate under the facility, exclusive of fees and prepayment premiums, was approximately 8.0 percent.

Finance Lease Obligations

Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 9, Leases.

7. Net Periodic Pension Benefit
The following table shows the components of our net periodic pension benefit:

	Three Months Ended
Pension-related items	April 2, 2022	April 3, 2021
	(In thousands)
Service cost (1)	$—	$—
Interest cost on projected benefit obligation	606	505
Expected return on plan assets	(1,177)	(1,140)
Amortization of unrecognized gain	209	321
Net periodic pension benefit	$(362)	$(314)
(1) Service cost is not a part of our net periodic pension benefit as our pension plan is frozen for all participants.
The net periodic pension benefit is included in other expense (income), net in our condensed consolidated statement of operations and comprehensive income.
8. Stock Compensation
During the three months ended April 2, 2022, and April 3, 2021, we incurred stock compensation expense of $2.2 million and $1.4 million, respectively. The increase in our stock compensation expense for the three-month period is primarily attributable to an increase in the number of awards granted, as well as the increase in the grant-date fair value, or the Company’s stock price, of awards currently vesting compared to the prior year.

9. Leases
We have operating and finance leases for certain of our distribution facilities, office space, land, mobile fleet, and equipment. Many of our leases are non-cancelable and typically have a defined initial lease term, and some provide options to renew at our election for specified periods of time. The majority of our leases have remaining lease terms of one to 15 years, some of which include one or more options to extend the leases for five years. Our leases generally provide for fixed annual rentals. Certain of our leases include provisions for escalating rent based on, among other things, contractually defined increases and/or changes in the Consumer Price Index (“CPI”). The known changes to lease payments are included in the lease liability at lease commencement. Unknown changes related to CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, a subset of our vehicle lease cost is considered variable. Some of our leases require us to pay taxes, insurance, and maintenance expenses associated with the leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We determine if an arrangement is a lease at inception and assess lease classification as either operating or finance at lease inception or modification. Operating lease right-of use (“ROU”) assets and liabilities are presented separately on the condensed consolidated balance sheets. Finance lease ROU assets are included in property and equipment and the finance lease obligations are presented separately in the condensed consolidated balance sheets. When a lease does not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. We have also made the accounting policy election to not separate lease components from non-lease components related to our mobile fleet asset class.
Finance Lease Liabilities
Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate. As noted in the table below, a majority of our finance leases, formally known as capital leases, relate to real estate.
The following table presents our assets and liabilities related to our leases as of April 2, 2022 and January 1, 2022:

Lease assets and liabilities		April 2, 2022	January 1, 2022
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$47,330	$49,568
Finance lease right-of-use assets (1)	Property and equipment, net	139,964	143,851
Total lease right-of-use assets		$187,294	$193,419

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$5,723	$5,145
Finance lease liabilities	Finance lease liabilities - short term	7,264	7,864
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	41,698	44,526
Finance lease liabilities	Finance lease liabilities - long term	264,676	266,853
Total lease liabilities		$319,361	$324,388
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $77.5 million and $73.7 million as of April 2, 2022, and January 1, 2022, respectively.

The components of lease expense were as follows:

	Three Months Ended
Components of lease expense	April 2, 2022	April 3, 2021
	(In thousands)
Operating lease cost:	$2,517	$3,050
Finance lease cost:
Amortization of right-of-use assets	$3,710	$3,986
Interest on lease liabilities	6,160	6,157
Total finance lease costs	$9,870	$10,143
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
Cash flow information	April 2, 2022	April 3, 2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,528	$2,564
Operating cash flows from finance leases	6,160	6,157
Financing cash flows from finance leases	$3,722	$2,129
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—
Finance leases	$—	$10,211

Supplemental balance sheet information related to leases was as follows:

Balance sheet information	April 2, 2022	January 1, 2022
	(In thousands)
Finance leases
Property and equipment	$217,415	$217,592
Accumulated depreciation	(77,451)	(73,741)
Property and equipment, net	$139,964	$143,851
Weighted Average Remaining Lease Term (in years)
Operating leases	10.51	10.75
Finance leases	14.95	15.06
Weighted Average Discount Rate
Operating leases	8.96%	9.01%
Finance leases	9.49%	10.00%
The major categories of our finance lease liabilities as of April 2, 2022 and January 1, 2022 are as follows:

Category	April 2, 2022	January 1, 2022
	(In thousands)
Equipment and vehicles	$29,902	$30,710
Real estate	242,038	244,007
Total finance leases	$271,940	$274,717
As of April 2, 2022, maturities of lease liabilities were as follows:

Fiscal year	Operating leases	Finance leases
	(In thousands)
2022	$7,601	$22,918
2023	9,020	32,115
2024	8,215	31,521
2025	8,152	27,994
2026	5,859	31,439
Thereafter	39,085	348,149
Total lease payments	$77,932	$494,136
Less: imputed interest	(30,511)	(222,196)
Total	$47,421	$271,940

On January 1, 2022, maturities of lease liabilities were as follows:

Fiscal year	Operating leases	Finance leases
	(In thousands)
2022	$9,376	$32,495
2023	9,134	32,115
2024	8,329	31,521
2025	8,329	27,994
2026	6,050	31,439
Thereafter	40,711	348,149
Total lease payments	$81,929	$503,713
Less: imputed interest	(32,258)	(228,996)
Total	$49,671	$274,717

10. Commitments and Contingencies
Environmental and Legal Matters
From time to time, we are involved in various proceedings incidental to our businesses, and we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto and receivables have been recorded for expected receipts from settlements. Management further believes that, while the ultimate outcome of one or more of these matters could be material to our operating results in any given quarter, it will not have a materially adverse effect on our consolidated financial condition, our results of operations, or our cash flows.
Collective Bargaining Agreements
As of April 2, 2022, we employed approximately 2,078 associates and less than one percent of our associates are employed on a part-time basis. Approximately 20 percent of our associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Two CBAs covering approximately three percent of our associates are up for renewal in fiscal 2022, both of which we expect to renegotiate by the end of the year.
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
The changes in balances for each component of accumulated other comprehensive loss for the three months ended April 2, 2022, were as follows:

	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss

January 1, 2022, beginning balance, net of tax	$(30,245)	$885	$(29,360)
Other comprehensive income, net of tax	156	20	176
April 2, 2022, ending balance, net of tax	$(30,089)	$905	$(29,184)

12. Income Taxes

Effective Tax Rate

Our effective tax rate for the three months ended April 2, 2022, and April 3, 2021, was 26.2 percent and 26.0 percent, respectively.

Our effective tax rate for the three months ended April 2, 2022 and April 3, 2021 were impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by a benefit from the vesting of restricted stock units, which occurred during each period. Our effective tax rate for the three months ended April 3, 2021 also benefited from the partial release of our valuation allowance for state net operating loss carryforwards we anticipated being able to utilize based on our taxable income through the end of the first quarter of fiscal 2021.

Deferred Tax Assets

Quarterly, we assess the carrying value of our deferred tax assets for impairment by evaluating the weight of available evidence at the end of each fiscal quarter. In our evaluation of the weight of available evidence at the end of the current quarter, we considered the recent reported income in the current quarter, as well as the reported income for 2021 and 2020 and the reported losses for 2019, which resulted in a three-year cumulative income situation as positive evidence which carried substantial weight. While this was substantial, it was not the only evidence we evaluated. We also considered evidence related to the four sources of taxable income to determine whether such positive evidence outweighed the negative evidence. The evidence considered included:

•future reversals of existing taxable temporary differences;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•taxable income in prior carryback years, if carryback is permitted under the tax law; and
•tax planning strategies.

In addition to the positive evidence discussed above, we considered as positive evidence forecasted taxable income, the detail scheduling of timing of the reversal of our deferred tax assets and liabilities, and the evidence from business and tax planning strategies. As of April 2, 2022, in our evaluation of the weight of available evidence, we concluded that our net deferred tax assets were not impaired.

13. Income per Share
We calculate basic income per share by dividing net income by the weighted average number of common shares outstanding. We calculate diluted income per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units.

The reconciliation of basic net income and diluted net income per common share for the three-month periods ended April 2, 2022, and April 3, 2021, were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
	(In thousands, except per share data)

Net income	$133,409	$61,860

Weighted-average shares outstanding - basic	9,720	9,466
Dilutive effect of share-based awards	393	392
Weighted-average shares outstanding - diluted	10,113	9,858

Basic income per share	$13.72	$6.53
Diluted income per share	$13.19	$6.28
Approximately 3,000 and 113,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended April 2, 2022, and April 3, 2021, respectively, as the awards would have been anti-dilutive for the periods presented.
14. Subsequent Event

On May 3, 2022, the Company announced that its Board of Directors has increased the Company’s share repurchase authorization to $100.0 million, up $75.0 million from the previous program, and that it has entered into an Accelerated Share Repurchase agreement (“ASR”) with Jeffries LLC to repurchase $60.0 million of the Company’s common stock. The remaining $40.0 million of share repurchases are planned to be executed opportunistically in the open market with $6.4 million already completed in the current reporting period.

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
Industry Overview
Our products are available across large and attractive end markets, including residential repair and remodel and residential new construction, which together account for approximately 85 percent of the end market mix for our addressable building material market served via two-step distribution based on our estimates. We also estimate the remaining 15 percent is accounted for by commercial construction. We believe that there are favorable underlying fundamental factors that will drive long-term growth across the end markets in which we operate.
Residential Repair and Remodel
We estimate that residential repair and remodel spending accounts for approximately 45 percent of the end market mix for our addressable building material market served via two-step distribution. Repair and remodel sales tend to be less cyclical than new construction, particularly for exterior products that are exposed to the elements and where maintenance is less likely to be deferred. We expect that factors including the total installed base of U.S. homes, overall age of the U.S. housing stock, rising home prices supporting increased underlying home equity and availability of consumer capital will drive continued growth in repair and remodel spending. The Leading Indicator of Remodeling Activity (“LIRA”) projects year-over-year increases in spending on home improvement projects will peak at 19.7 percent in the third quarter of this year before sliding downward to 15.1 percent in the first quarter of 2023.

According to the U.S. Census Bureau and Department of Housing and Urban Development, the median home age in the U.S. increased from 23 years in 1985 to 39 years in 2019 and approximately 80 percent of the current housing stock was built prior to 1999. We believe the increasing average age of the nation’s 142 million existing homes will continue to drive demand for repair and remodel projects. The annual U.S. homes installed base is projected to continue to increase through 2025, which is positive for both residential repair and remodel spending as well as for residential construction. We are positioned to capitalize on this projected growth, as repair and remodel spending drives a significant portion of our sales.

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

According to the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, 2021 single family housing starts in the United States were approximately 1.6 million, an increase of 16 percent above 2020 housing starts. We believe there is significant pent-up demand for housing and the market will see continued growth. The monthly single family residential home supply continues to remain in line with the 20-year average and significantly below the peak levels observed in 2008 and 2009. For most of the last decade, housing production has lagged population growth and household formation and Freddie Mac estimates that the housing supply at the end of 2020 was 3.8 million units short of the level needed to match long-term demand. Harvard University’s Joint Center for Housing Studies estimates total annual housing construction through 2028 should be on the order of 1.5 million units, or about 120,000 higher than in 2020. Based on these data points, we believe there are fundamental factors driving significant opportunity in the residential new home construction end-market for building products of which we are well positioned to serve.

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

Supply Constraints

Our operating results are impacted by the availability of the products we sell in the markets in which we do business. When our inventory supply is constrained, our operating results may be impacted by lower sales volumes. While supply constraints may negatively impact our sales volumes, they may also have a positive impact on our net sales and overall profitability. This is because supply constraints can cause prices to increase. Under these circumstances, we may sell less product by volume, but at a higher price which could have a positive impact on our levels of sales and profitability. Conversely, rapid changes in supply levels, such as the sudden increase in availability of a product where the supply was previously constrained, may have a negative impact on our operating results especially in situations where the demand does not also increase proportionally with supply increases.

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
3.Maintain a disciplined capital structure and pursue high-return investments that increase the value of the Company. The Company intends to maintain a disciplined capital structure while at the same time investing in its business to modernize its trailer fleet and distribution facilities and to improve operational performance. The Company also continues to evaluate potential acquisition targets that complement its existing capabilities, grow its specialty products business, increase customer exposure, expand its geographic reach, or a combination thereof. We invested $2.5 million in our business during the first quarter of fiscal 2022 to improve operational performance and productivity.

Factors That Affect Operating Results
Our results of operations and financial performance are influenced by a variety of factors, including the following: pricing and product cost variability; volumes of product sold; competition; changes in the supply and/or demand for products that we distribute; the cyclical nature of the industry in which we operate; housing market conditions; consolidation among competitors, suppliers, and customers; disintermediation risk; loss of products or key suppliers and manufacturers; our dependence on international suppliers and manufacturers for certain products; potential acquisitions and the integration and completion of such acquisitions; business disruptions; effective inventory management relative to our sales volume or the prices of the products we produce; information technology security risks and business interruption risks; the ability to attract, train, and retain highly qualified associates and other key personnel while controlling related labor costs; exposure to product liability and other claims and legal proceedings related to our business and the products we distribute; natural disasters, catastrophes, fire, or other unexpected events; successful implementation of our strategy; wage increases or work stoppages by our union employees; costs imposed by federal, state, local, and other regulations; compliance costs associated with federal, state, and local environmental protection laws; the COVID-19 pandemic and other contagious illness outbreaks and their potential effects on our industry; regulations concerning mandatory COVID-19 vaccines; fluctuations in our operating results; our level of indebtedness and our ability to incur additional debt to fund future needs; the covenants of the instruments governing our indebtedness limiting the discretion of our management in operating the business; variable interest rate risk under certain indebtedness; the fact that we have consummated certain sale leaseback transactions with resulting long-term non-cancelable leases, many of which are or will be finance leases; the fact that we lease many of our distribution centers, and we would still be obligated under these leases even if we close a leased distribution center; inability to raise funds necessary to finance a required repurchase of our senior secured notes; inability to successfully execute the ASR; a lowering or withdrawal of debt ratings; changes in our product mix; increases in petroleum prices; shareholder activism; changes in insurance-related deductible/retention reserves based on actual loss experience; the possibility that the value of our deferred tax assets could become impaired; changes in our expected annual effective tax rate could be volatile; changes in actuarial assumptions for our pension plan; the costs and liabilities related to our participation in multi-employer pension plans could increase; the risk that our cash flows and capital resources may be insufficient to service our existing or future indebtedness; the possibility that we could be the subject of securities class action litigation due to stock price volatility; activities of activist shareholders; indebtedness terms that limit our ability to pay dividends on common stock; and changes in, or interpretation of, accounting principles.

Results of Operations
The following table sets forth our results of operations for the first quarter of fiscal 2022 and fiscal 2021:

	First Quarter of Fiscal 2022	% of Net Sales	First Quarter of Fiscal 2021	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$1,302,305	100.0%	$1,025,469	100.0%
Gross profit	291,051	22.3%	180,392	17.6%
Selling, general, and administrative	91,289	7.0%	75,560	7.4%
Depreciation and amortization	6,746	0.5%	7,465	0.7%
Amortization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Gains from sales of property	—	0.0%	(1,287)	(0.1)%
Other operating expenses	838	0.1%	112	—%
Operating income	193,162	14.8%	99,526	9.7%
Interest expense, net	11,293	0.9%	16,234	1.6%
Other expense (income), net	1,138	0.1%	(314)	(0.0)%
Income before provision for income taxes	180,731	13.9%	83,606	8.2%
Provision for income taxes	47,322	3.6%	21,746	2.1%
Net income	$133,409	10.2%	$61,860	6.0%

The following table sets forth net sales by product category for the three-month periods ending April 2, 2022, and April 3, 2021:

	Three Months Ended
	April 2, 2022		April 3, 2021
Net sales by category	($ in thousands)
Specialty products	$767,907	59%	$563,060	55%
Structural products	534,398	41%	462,409	45%
Net sales	$1,302,305	100%	$1,025,469	100%

The following table sets forth gross profit and gross margin percentages by product category for the three-month periods of fiscal 2022 and 2021:

	Three Months Ended
	April 2, 2022	April 3, 2021
Gross profit $ by category	($ in thousands)
Specialty products	$184,099	$108,535
Structural products	106,952	71,857
Gross profit	$291,051	$180,392
Gross margin percentage by category
Specialty products	24.0%	19.3%
Structural products	20.0%	15.5%
Total gross margin %	22.3%	17.6%

First Quarter of Fiscal 2022 Compared to First Quarter of Fiscal 2021

For the first quarter of fiscal 2022, we generated net sales of $1.3 billion, an increase of $276.8 million when compared to the first quarter of fiscal 2021 and overall gross margin percentage increased from 17.6 percent to 22.3 percent year over year. Our first quarter net income was $133.4 million, or $13.19 per diluted share, versus $61.9 million, or $6.28 per diluted share, in the prior-year period. The continued robust demand for building products and increased wood-based commodity prices are the primary contributors to the increase in our overall profitability year over year.

Net sales of specialty products, which includes products such as engineered wood, industrial products, cedar, moulding, siding, metal products and insulation, increased $204.8 million to $767.9 million in the first quarter of fiscal 2022. Continued strong demand for building products, along with continued supply constraints, contributed to multiple supplier-led price increases throughout the first quarter of fiscal 2022, resulting in improved revenue growth.

Specialty products gross profit increased $75.6 million to $184.1 million, with a year-over-year improvement of 470 basis points in specialty gross margin to 24.0 percent for the first quarter of fiscal 2022, compared to 19.3 percent in the first quarter of fiscal 2021. The increase in specialty gross margin percentage over the prior-year period is primarily attributable to substantial increases in pricing for our specialty products.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, increased $72.0 million to $534.4 million in the first quarter of fiscal 2022 due to continued strong demand for building products and increased wood-based commodity prices. Our structural gross margin percentage for the first quarter of fiscal 2022 was 20.0 percent, up from 15.5 percent in the prior-year period, primarily attributable to substantial increases in pricing for our structural products.

Our selling, general, and administrative expenses increased 20.8 percent, or $15.7 million, compared to the first quarter of fiscal 2021. The increase in sales, general, and administrative expenses is due to increases in our sales commissions, driven by an increase in gross profit, and incentive programs of approximately $8.9 million, increases in our delivery and logistical costs of approximately $5.3 million, and an increase among remaining operating cost categories of approximately $1.5 million. Depreciation and amortization expense decreased 9.6 percent, compared to the first quarter of fiscal 2021. Our decrease in depreciation and amortization is due to a lower base of amortizable and depreciable assets throughout the first quarter of fiscal 2022 when compared the prior-year period. The decrease in gains from sales of property in the amount of $1.3 million is due to the sale of our Birmingham property during the first quarter of fiscal 2021 compared to no sale of property during the first quarter of fiscal 2022. Other operating expenses increased $0.7 million compared to the first quarter of fiscal 2021 primarily due to restructuring related costs, including severance, incurred in the first quarter of fiscal 2022.

Interest expense, net, decreased by 30.4 percent, or $4.9 million, compared to the first quarter of fiscal 2021. The decrease is primarily due to $5.8 million in debt issuance costs expensed in the first quarter of fiscal 2021 related to the extinguishment of our former term loan facility. Other expense (income), net, increased $1.5 million compared to the first quarter of fiscal 2021 primarily due to an increase in other non-operating expenses.

Our effective tax rate was 26.2 percent and 26.0 percent for the first quarter of fiscal 2022 and 2021, respectively. Our effective tax rate for both periods was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by a benefit from the vesting of restricted stock units, which occurred during each period. Our effective tax rate for the three months ended April 3, 2021 also benefited from the partial release of our valuation allowance for state net operating loss carryforwards we anticipated being able to utilize based on our taxable income through the end of the first quarter of fiscal 2021.

For the first quarter of fiscal 2022, our net income increased by $71.5 million from the prior-year period due primarily to an increase in gross profit driven by continued demand and beneficial pricing of our products, in conjunction with lower interest expense. This increase was partially offset by increases in our selling, general, and administrative and income tax expenses.

Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations and availability from our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future.
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
Revolving Credit Facility
In April 2018, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent (“the Agent”), and certain other financial institutions party thereto. In August 2021, we entered into a second amendment to our revolving credit facility to, among other things, extend the maturity date of the facility to August 2, 2026, and reduce the interest rate on borrowings under the facility (as amended, the “revolving credit facility”). As amended, the revolving credit facility provides for a senior secured asset-based revolving loan and letter of credit facility of up to $350 million. The Borrowers’ obligations under the revolving credit facility are secured by a security interest in substantially all of our and our subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items.
Borrowings under the revolving credit facility bear interest at a rate per annum equal to (i) London Inter-bank Offered Rate (“LIBOR”) plus a margin ranging from 1.25 percent to 1.75 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on LIBOR, or (ii) the Agent’s base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.
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
As of April 2, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $420.9 million under our revolving credit facility. As of January 1, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $431.7 million under our revolving credit facility. Our average effective interest rate under the facility was zero percent and 2.4 percent for the quarters ended April 2, 2022, and April 3, 2021, respectively.
The revolving credit facility contains certain financial and other covenants, and our right to borrow under the revolving credit facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the revolving credit facility as of April 2, 2022.
Term Loan Facility
On April 2, 2021, we repaid the remaining outstanding principal balance of the term loan facility, and, as a result, as of January 1, 2022 and April 2, 2022, we had zero outstanding borrowings under the term loan facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million of debt issuance costs that we were amortizing in connection with our former term loan facility. These costs are included within interest expense, net on the condensed consolidated statements of operations and reported separately as an adjustment to net income in our condensed consolidated statements of cash flows.
There were no prepayment premiums associated with the repayment of indebtedness for the three-month period ended April 2, 2022. Prepayment premiums were $0.9 million for the three-month period ended April 3, 2021.

Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we have completed in recent years. During fiscal 2017 and 2018, we completed real estate financing transactions on six warehouse facilities; during fiscal 2019, we completed real estate financing transactions on two warehouse facilities; and, during fiscal 2020, we completed real estate financing transactions on fourteen warehouse facilities. We recognized finance lease assets and obligations as a result of each of these transactions. Our total finance lease commitments totaled $271.9 million as of April 2, 2022. Of the $271.9 million of finance lease commitments as of April 2, 2022, $242.0 million related to real estate and $29.9 million related to equipment.
Interest Rates
Our revolving credit facility includes available interest rate options based on LIBOR. Certain LIBOR rates were discontinued after 2021, while other rates will be discontinued in 2023. The U.S. and other countries are currently working to replace LIBOR with alternative reference rates. The consequences of these developments with respect to LIBOR cannot be entirely predicted; however, we do not believe that the discontinuation of LIBOR as a reference rate in our loan agreement will have a material adverse effect on our financial position or materially affect our interest expense.

Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities for the first three months of fiscal 2022 was $2.2 million, compared to net cash used in operating activities of $24.6 million in the first three months of fiscal 2021. The increase in cash provided by operating activities during the first three months of fiscal 2022 was primarily a result of the increase in net income for the current-year period compared to the prior-year period and an increase in our taxes payable balance compared to the prior-year period, partially offset by an increase in accounts receivable and inventories in the current-year period compared to the prior-year period.
Investing Activities
Net cash used in investing activities for the first three months of fiscal 2022 was $2.5 million compared to net cash provided by investing activities of $0.7 million in the first three months of fiscal 2021. The increase in net cash used in investing activities was primarily due to higher proceeds received during the first quarter of 2021 from the sale of our non-operating facility in Birmingham and higher spend on property and equipment in the current year-period compared to the prior-year period.
Financing Activities
Net cash used in financing activities totaled $10.5 million for the first three months of fiscal 2022, compared to net cash provided by financing activities of $24.0 million for the first three months of fiscal 2021. The increase in net cash used in financing activities is primarily due to borrowings of $262.2 million from our revolving credit facility, partially offset by $235.1 million in repayments on our revolving credit facility and term loan facility, including the repayment of the remaining outstanding balance on our term loan facility, in the first three months of fiscal 2021, with no such transactions completed in the first three months of fiscal 2022. Additionally, we spent $6.4 million repurchasing our common stock under our announced repurchase program during the first three months of fiscal 2022, with no such transactions completed in the first three months of fiscal 2021.
Stock Repurchase Program
On August 23, 2021, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $25.0 million of our common stock. Under the program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. As of April 2, 2022, we have repurchased 81,331 shares for $6.4 million under this program and we have a remaining authorization amount of $18.6 million.
On May 3, 2022, we announced that our Board of Directors has increased our share repurchase authorization to $100.0 million, up $75.0 million from the previous program, and that we have entered into an Accelerated Share Repurchase agreement (“ASR”) with Jeffries LLC to repurchase $60.0 million of our common stock.

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

Selected financial information
	April 2, 2022	January 1, 2022	April 3, 2021
	(In thousands)
Current assets:
Cash and cash equivalents	$74,438	$85,203	$179
Receivables, less allowance for doubtful accounts	497,056	339,637	418,815
Inventories, net	562,555	488,458	376,423
	$1,134,049	$913,298	$795,417

Current liabilities:
Accounts payable	$230,072	$180,000	$218,975
	$230,072	$180,000	$218,975

Operating working capital	$903,977	$733,298	$576,442

Operating working capital of $904.0 million as of April 2, 2022, compared to $733.3 million as of January 1, 2022, increased on a net basis by approximately $170.7 million. The increase in operating working capital is primarily driven by an increase in accounts receivable from our continued increase in net sales along with an increase in inventory, which continues to be affected by the inflationary environment for building materials. The net increase in current assets was offset by an increase in accounts payable, also affected by the inflationary environment for building products.
Operating working capital of $904.0 million as of April 2, 2022, compared to $576.4 million as of April 3, 2021, increased by $327.5 million. The increase in operating working capital is primarily driven by an increase in inventory, which continues to be affected by the inflationary environment for building products, along with an increase in accounts receivable and cash from our continued increase in net sales. The net increase in current assets was offset by an increase in accounts payable, also affected by the inflationary environment for building products.

Investments in Property and Equipment

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets are included in property and equipment, at cost on our condensed consolidated balance sheet. For the first quarter ended April 2, 2022, we invested $2.5 million in cash investments in long-lived assets primarily related to investments in our distribution branches and to a lesser extent, upgrading our fleet.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. There have been no material changes to our critical accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

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
Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2022, and those discussed elsewhere in this report (including Item 1A of Part II of this report) and in future reports that we file with the SEC. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors that may cause these differences include, among other things:
•we may experience pricing and product cost variability;
•our earnings are highly dependent on volumes;
•our industry is highly fragmented and competitive and if we are unable to compete effectively, our net sales and operating results may be reduced;
•our industry is highly cyclical, and prolonged periods of weak demand or excess supply may reduce our net sales and/or margins, which may cause us to incur losses or reduce our net income;
•adverse housing market conditions may negatively impact our business, liquidity, and results of operations, and increase the credit risk from our customers;
•consolidation among competitors, suppliers, and customers could negatively impact our business;
•we are subject to disintermediation risk;
•loss of key products or key suppliers and manufacturers could affect our financial health;
•our dependence on international suppliers and manufacturers for certain products exposes us to risks that could affect our financial condition;
•our strategy includes pursuing acquisitions, and we may be unsuccessful in making and integrating mergers, acquisitions and investments, and completing divestitures;
•we may incur business disruptions resulting from a variety of possible causes;
•we may be unable to effectively manage our inventory relative to our sales volume or as the prices of the products we distribute fluctuate, which could affect our business, financial condition, and operating results;
•we are subject to information technology security risks and business interruption risks and may incur increasing costs in an effort to minimize and/or respond to those risks;
•our success depends on our ability to attract, train, and retain highly qualified associates and other key personnel while controlling related labor costs;
•we are exposed to product liability and other claims and legal proceedings related to our business and the products we distribute, which may exceed the coverage of our insurance;
•our business operations could suffer significant losses from climate changes, natural disasters, catastrophes, fire, or other unexpected events;
•our operating results depend on the successful implementation of our strategy and we may not be able to implement our strategic initiatives successfully, on a timely basis, or at all;
•a significant percentage of our employees are unionized, and wage increases or work stoppages by our unionized employees may reduce our results of operations;
•federal, state, local, and other regulations could impose substantial costs and restrictions on our operations that would reduce our net income;
•we are subject to federal, state, and local environmental protection laws and may have to incur significant costs to comply with these laws and regulations in the future;
•the ongoing effect of the COVID-19 pandemic and other widespread public health crises may adversely affect our business and results from operations;
•our vaccination policies and governmental regulations concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations;
•our future operating results may fluctuate significantly, and our current operating results may not be a good indication of our future performance;
•fluctuations in our quarterly financial results could affect our stock price in the future;
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
•despite our current levels of debt, we may still incur more debt, which would increase the risks described in these risk factors relating to indebtedness;
•we have sold and leased back certain of our distribution centers under long-term non-cancelable leases, and we may enter into similar transactions in the future. All of these leases are (or will be) finance leases, and our debt and interest expense may increase as a result;
•many of our distribution centers are leased, and if we close a leased distribution center before expiration of the lease, we will still be obligated under the applicable lease, and we may be unable to renew the leases at the end of their terms;
•we may not have or be able to raise the funds necessary to finance a required repurchase of our senior secured notes;
•constraints, volatility or disruptions in the capital markets or other factors affecting the amount and timing of share repurchases;
•our ability to successfully execute the ASR;
•the number of shares that will be delivered to the Company under the ASR;
•whether or not the Company will continue, and the timing of, any open market repurchases;
•a lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital;
•a change in our product mix could adversely affect our results of operations;
•if petroleum or energy prices increase, our results of operations could be adversely affected;
•we establish insurance-related deductible/retention reserves based on historical loss development factors, which could lead to adjustments in the future based on actual development experience;
•the value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results;
•our expected annual effective tax rate could be volatile and materially change as a result of changes in mix of earnings and other factors;
•changes in actuarial assumptions for our pension plan could impact our financial results, and funding requirements are mandated by the Federal government;
•costs and liabilities related to our participation in multi-employer pension plans could increase;
•our cash flows and capital resources may be insufficient to make required payments on our indebtedness or future indebtedness;
•we could be the subject of securities class action litigation due to stock price volatility, which could divert management’s attention and adversely affect our results of operations;
•the activities of activist stockholders could have a negative impact on our business and results of operations;
•the terms of our revolving credit facility and senior secured notes place restrictions on our ability to pay dividends on our common stock, so any returns to stockholders may be limited to the value of their stock;
•changes in, or interpretation of, accounting principles could result in unfavorable accounting changes.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the first quarter of fiscal 2022, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended January 1, 2022. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, "Item 1A.Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for each month of the quarter ended April 2, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2 - February 5	3,328	74.78	—	25,000,000
February 6 - March 5	5,027	81.06	3,779	24,701,246
March 6 - April 2	78,031	78.98	77,552	18,572,690
Total	86,386		81,331

(1) Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

(2) On August 23, 2021, we announced that our Board of Directors approved a stock repurchase program, with no expiration from the date of authorization, for the repurchase up to $25.0 million of our common stock. As of April 2, 2022, $18.6 million was available for repurchases under this program. The timing and amount of any repurchases under this program depend upon market conditions and may be made at any time or from time to time, without prior notice, through a variety of methods, which may include open market purchases, privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. On May 3, 2022, we announced that our Board of Directors has increased our share repurchase authorization to $100.0 million, up $75.0 million from the previous program, and that we have entered into an Accelerated Share Repurchase agreement (“ASR”) with Jeffries LLC to repurchase $60.0 million of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: May 3, 2022	By:	/s/ Kelly C. Janzen
Kelly C. Janzen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2022	By:	/s/ Adam K. Bowen
Adam K. Bowen
Vice President and Chief Accounting Officer
(Principal Accounting Officer)