Form 10-Q
period 2022-07-02
BlueLinx Holdings Inc.
filed 2022-08-02
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2022, there were 9,282,200 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended July 2, 2022

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$1,239,379	$1,307,913	$2,541,684	$2,333,382
Cost of sales	1,037,971	1,056,741	2,049,225	1,901,818
Gross profit	201,408	251,172	492,459	431,564
Operating expenses (income):
Selling, general, and administrative	91,338	87,010	182,627	162,569
Depreciation and amortization	6,518	7,080	13,264	14,545
Amortization of deferred gains on real estate	(984)	(984)	(1,968)	(1,967)
Gains from sales of property	(144)	—	(144)	(1,287)
Other operating expenses	626	871	1,464	983
Total operating expenses	97,354	93,977	195,243	174,843
Operating income	104,054	157,195	297,216	256,721
Non-operating expenses (income):
Interest expense, net	11,255	9,143	22,548	25,377
Other expense (income), net	139	(314)	1,277	(628)
Income before provision for income taxes	92,660	148,366	273,391	231,972
Provision for income taxes	21,388	34,908	68,710	56,654
Net income	$71,272	$113,458	$204,681	$175,318

Basic income per share	$7.64	$11.88	$21.49	$18.44
Diluted income per share	$7.48	$11.61	$21.07	$18.15

Comprehensive income:
Net income	$71,272	$113,458	$204,681	$175,318
Other comprehensive income:
Amortization of unrecognized pension gain, net of tax	156	246	312	485
Other	(20)	6	—	17
Total other comprehensive income	136	252	312	502
Comprehensive income	$71,408	$113,710	$204,993	$175,820

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 2, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$104,952	$85,203
Receivables, less allowances of $4,419 and $4,024, respectively	422,659	339,637
Inventories, net	577,648	488,458
Other current assets	35,268	31,869
Total current assets	1,140,527	945,167
Property and equipment, at cost	324,786	318,253
Accumulated depreciation	(146,170)	(137,099)
Property and equipment, net	178,616	181,154
Operating lease right-of-use assets	48,210	49,568
Goodwill	47,772	47,772
Intangible assets, net	11,911	13,603
Deferred tax assets	63,037	60,285
Other non-current assets	19,673	19,905
Total assets	$1,509,746	$1,317,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,515	$180,000
Accrued compensation	15,895	22,363
Taxes payable	16,600	6,138
Finance lease liabilities - short-term	8,036	7,864
Operating lease liabilities - short-term	6,185	5,145
Real estate deferred gains - short-term	3,935	3,934
Other current liabilities	15,764	18,347
Total current liabilities	305,930	243,791
Non-current liabilities:
Long-term debt, net of debt issuance costs of $4,462 and $4,701, respectively	291,764	291,271
Finance lease liabilities - long-term	263,389	266,853
Operating lease liabilities - long-term	42,104	44,526
Real estate deferred gains - long-term	72,304	74,206
Pension benefit obligation	9,982	11,605
Other non-current liabilities	24,556	21,953
Total liabilities	1,010,029	954,205
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,211,626 and 9,725,760 outstanding on July 2, 2022 and January 1, 2022, respectively	92	97
Additional paid-in capital	199,565	268,085
Accumulated other comprehensive loss	(29,048)	(29,360)
Retained earnings	329,108	124,427
Total stockholders’ equity	499,717	363,249
Total liabilities and stockholders’ equity	$1,509,746	$1,317,454

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, January 1, 2022	9,726	$97	$268,085	$(29,360)	$124,427	$363,249
Net income	—	—	—	—	133,409	133,409
Impact of pension plan, net of tax	—	—	—	156	—	156
Vesting of restricted stock units	11	—	—	—	—	—
Compensation related to share-based grants	—	—	2,162	—	—	2,162
Repurchase of shares to satisfy employee tax withholdings	(5)	—	(393)	—	—	(393)
Common stock repurchase and retirement	(81)	(1)	(6,426)	—	—	(6,427)
Other	—	—	—	20	—	20
Balance, April 2, 2022	9,651	96	263,428	(29,184)	257,836	492,176
Net income	—	—	—	—	71,272	71,272
Impact of pension plan, net of tax	—	—	—	156	—	156
Vesting of restricted stock units	181	2	—	—	—	2
Compensation related to share-based grants	—	—	1,775	—	—	1,775
Repurchase of shares to satisfy employee tax withholdings	(66)	(1)	(5,777)	—	—	(5,778)
Common stock repurchase and retirement	(554)	(5)	(38,995)	—	—	(39,000)
Forward contract for accelerated share repurchase agreement	—	—	(21,000)	—	—	(21,000)
Other	—	—	134	(20)	—	114
Balance, July 2, 2022	9,212	$92	$199,565	$(29,048)	$329,108	$499,717

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity Total
	Shares	Amount
Balance, January 2, 2021	9,463	$95	$266,695	$(35,992)	$(171,706)	$59,092
Net income	—	—	—	—	61,860	61,860
Impact of pension plan, net of tax	—	—	—	239	—	239
Vesting of restricted stock units	8	—	—	—	—	—
Compensation related to share-based grants	—	—	1,410	—	—	1,410
Repurchase of shares to satisfy employee tax withholdings	(3)	—	(99)	—	—	(99)
Other	—	—	—	11	—	11
Balance, April 3, 2021	9,468	95	268,006	(35,742)	(109,846)	122,513
Net income	—	—	—	—	113,458	113,458
Impact of pension plan, net of tax	—	—	—	246	—	246
Vesting of restricted stock units	355	2	—	—	—	2
Compensation related to share-based grants	—	—	1,992	—	—	1,992
Repurchase of shares to satisfy employee tax withholdings	(113)	—	(5,033)	—	—	(5,033)
Other	—	—	(2)	6	—	4
Balance, July 3, 2021	9,710	$97	$264,963	$(35,490)	$3,612	$233,182

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net income	$204,681	$175,318
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	13,264	14,545
Amortization of debt discount and issuance costs	493	1,032
Adjustments to debt issuance costs associated with term loan	—	5,791
Gains from sales of property	(144)	(1,287)
Deferred income tax	(2,752)	(5,844)
Amortization of deferred gains from real estate	(1,968)	(1,967)
Share-based compensation	3,937	3,402
Changes in operating assets and liabilities:
Accounts receivable	(83,022)	(143,574)
Inventories	(89,190)	(83,606)
Accounts payable	59,515	61,937
Taxes payable	10,462	10,094
Other current assets	(3,399)	(3,699)
Other assets and liabilities	(8,447)	(9,541)
Net cash provided by operating activities	103,430	22,601

Cash flows from investing activities:
Proceeds from sale of assets, net	531	2,100
Property and equipment investments	(6,882)	(2,900)
Net cash used in investing activities	(6,351)	(800)

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	638,183
Repayments on revolving credit facilities	—	(606,019)
Repayments on term loan	—	(43,204)
Common stock repurchase and retirement	(66,427)	—
Debt financing costs	—	(861)
Repurchase of shares to satisfy employee tax withholdings	(6,170)	(5,132)
Principal payments on finance lease liabilities	(4,733)	(4,671)
Net cash used in financing activities	(77,330)	(21,704)

Net change in cash and cash equivalents	19,749	97
Cash and cash equivalents at beginning of period	85,203	82
Cash and cash equivalents at end of period	$104,952	$179

Supplemental cash flow information:
Interest paid during the period	22,707	18,744
Taxes paid during the period	61,176	52,615

Non-cash transactions:
Property and equipment acquired under finance leases	2,313	10,549

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2022
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). We derived the condensed consolidated balance sheet at July 2, 2022 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the “Fiscal 2021 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2022. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations and comprehensive income for the three and six months ended July 2, 2022 and July 3, 2021, our balance sheets at July 2, 2022 and January 1, 2022, our statements of stockholders’ equity for the six months ended July 2, 2022 and July 3, 2021, and our statements of cash flows for the six months ended July 2, 2022 and July 3, 2021.

We have condensed or omitted certain notes and other information from the interim condensed consolidated financial statements presented in this report. Therefore, these condensed consolidated interim financial statements should be read in conjunction with the Fiscal 2021 Form 10-K. The results for the three and six months ended July 2, 2022 are not necessarily indicative of results that may be expected for the full year ending December 31, 2022, or any other interim period.
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
Reclassification of Prior Period Presentation
For the six months ended July 3, 2021, we have reclassified certain items within the presentation of our statement of cash flows to align with our statement of cash flows presentation for the six months ended July 2, 2022. Our reclassifications are limited to the operating activities section and include presenting only the impact of deferred income taxes, instead of our full provision for income taxes, as a reconciling item for net income to cash provided by operating activities. We have also reclassified certain items previously presented individually, such as pension expense and pension contributions, to be included in the change of other assets and liabilities. In addition, we are presenting the change in taxes payable, previously included in other assets and liabilities, as a distinct line item in our reconciliation of net income to cash provided by operating activities. These reclassifications, we believe, provide an enhanced level of transparency with regards to the presentation of our statement of cash flows.
Recently Adopted Accounting Standards
Credit Impairment Losses. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” This ASU sets forth a current expected credit loss (“CECL”) model which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model, is applicable to the measurement of credit losses on financial assets measured at amortized cost, and applies to some off-balance sheet credit exposures. The standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. The Company adopted this standard in the first quarter of 2022 and the implementation did not have a material impact to the Company’s condensed consolidated financial statements.
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
2. Inventories
Our inventories consist almost entirely of finished goods inventory, with an immaterial amount of work-in-process inventory. The cost of all inventories is determined by the moving average cost method. We have included all material charges directly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at the lower of cost or net realizable value, which also considers items that may be considered damaged, excess, and obsolete inventory. During the second quarter of fiscal 2021, we recorded a lower of cost or net realizable value reserve of $16.7 million resulting from the decrease in the value of our structural lumber inventory related to the decline in wood-based commodity prices as of the end of the period. In addition, during the second quarter of fiscal 2022, we recorded a lower of cost or net realizable value reserve of $9.8 million as of the end of the period, also resulting from the decline in wood-based commodity prices.
3. Goodwill and Other Intangible Assets
In connection with our past merger and acquisition activity, we acquired certain intangible assets. As of July 2, 2022, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations. As of July 2, 2022, goodwill was $47.8 million.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. No such indicators were present during the second quarter of fiscal 2022. Our one reporting unit has a fair value that exceeds its carrying value as of July 2, 2022.

Definite-Lived Intangible Assets
On July 2, 2022, the gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets were as follows:

Intangible Asset	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization(1)	Net Carrying Amounts
		(In thousands)
Customer relationships	8	$25,500	$(13,589)	$11,911
Noncompete agreements	—	8,254	(8,254)	—
Trade names	—	6,826	(6,826)	—
Total		$40,580	$(28,669)	$11,911

(1) Intangible assets, except customer relationships, are amortized on a straight-line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
Amortization expense for our definite-lived intangible assets was $0.6 million and $1.7 million for the three and six month periods ended July 2, 2022, respectively. For the three and six month periods ended July 3, 2021, amortization expense was $1.2 million and $3.1 million, respectively.
Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2022 and the next five fiscal years is as follows:

Fiscal Year	Estimated Amortization
(In thousands)
2022	$1,025
2023	1,807
2024	1,505
2025	1,423
2026	1,423
2027	1,423

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
The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
Product type	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)		(In thousands)
Specialty products	$787,860	$675,189	$1,555,767	$1,237,811
Structural products	451,519	632,724	985,917	1,095,571
Total net sales	$1,239,379	$1,307,913	$2,541,684	$2,333,382

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

	Three Months Ended		Six Months Ended
Sales channel	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)		(In thousands)
Warehouse and reload	$1,020,341	$1,062,149	$2,098,287	$1,911,569
Direct	240,235	265,280	486,887	456,409
Customer discounts and rebates	(21,197)	(19,516)	(43,490)	(34,596)
Total net sales	$1,239,379	$1,307,913	$2,541,684	$2,333,382

5. Assets Held for Sale

As of July 2, 2022, we had no assets or liabilities classified as “held for sale”. As of January 1, 2022, the net book value of total assets classified as “held for sale” was $2.6 million and was included in other current assets in our condensed consolidated balance sheet. As of January 1, 2022, the book value of total liabilities classified as “held for sale” was $1.9 million and was included in other current liabilities in our condensed consolidated balance sheet.

Assets classified as “held for sale” as of January 1, 2022, consisted of fixed assets, at net book value, and current assets, including raw material and work in process inventory, affiliated with one of our business locations in the Midwest. Liabilities classified as “held for sale” as of January 1, 2022 included current liabilities, such as accounts payable, directly associated with those assets held for sale that will be transferred with the assets held for sale. As of January 1, 2022, we planned to sell these assets and transfer these liabilities within the next 12 months. During the second quarter of 2022, we completed the sale of assets and liabilities previously classified as held for sale.

6. Long-Term Debt

As of July 2, 2022 and January 1, 2022, long-term debt consisted of the following:

	July 2, 2022	January 1, 2022
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Finance lease obligations (3)	271,425	274,717
	571,425	574,717
Unamortized debt issuance costs	(4,462)	(4,701)
Unamortized bond discount costs	(3,774)	(4,028)
	563,189	565,988
Less: current maturities of long-term debt	8,036	7,864
Long-term debt, net of current maturities	$555,153	$558,124

(1)As of July 2, 2022 and January 1, 2022, our long-term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the “Long-term debt” caption of our condensed consolidated balance sheets at $291.8 million and $291.3 million at July 2, 2022 and January 1, 2022, respectively. This presentation is net of their discount of $3.8 million and $4.0 million and the combined carrying value of our debt issuance costs of $4.5 million and $4.7 million at July 2, 2022 and January 1, 2022, respectively. Our senior secured notes are presented in this table at their face value.

(2) The average effective interest rate was zero percent and 2.5 percent for the quarters ended July 2, 2022 and July 3, 2021, respectively.

(3) Refer to Note 9, Leases, for interest rates associated with finance lease obligations.

Senior Secured Notes

In October 2021, we entered into an indenture (the “Indenture”) with the guarantors party thereto and Truist Bank, as trustee and collateral agent, in connection with a private offering of $300 million of our six percent senior secured notes due 2029 (the “2029 Notes”). The 2029 Notes were issued to investors at 98.625 percent of their principal amount and will mature on November 15, 2029. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under our revolving credit facility, as defined below.

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
As of July 2, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $451.4 million under our Revolving Credit Facility. As of January 1, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $431.7 million under our Revolving Credit Facility. Our average effective interest rate under the facility was zero percent and 2.5 percent for the quarters ended July 2, 2022 and July 3, 2021, respectively.
The Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the Revolving Credit Facility as of July 2, 2022.

Term Loan Facility

On April 2, 2021, we repaid the remaining outstanding principal balance of the term loan facility, and, as a result, as of January 1, 2022 and July 2, 2022, we had zero outstanding borrowings under the term loan facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million of debt issuance costs that we were amortizing in connection with our former term loan facility. These costs are included within interest expense, net on the condensed consolidated statements of operations and reported separately as an adjustment to net income in our condensed consolidated statements of cash flows.

As the facility was paid in full as of April 2, 2021, our average effective interest rate under the facility, exclusive of fees and prepayment premiums, was zero percent for the quarters ended July 2, 2022 and July 3, 2021, respectively.

Finance Lease Obligations

Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 9, Leases.

7. Net Periodic Pension Benefit
The following table shows the components of our net periodic pension benefit:

	Three Months Ended		Six Months Ended
Pension-related items	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)		(In thousands)
Service cost (1)	$—	$—	$—	$—
Interest cost on projected benefit obligation	606	505	1,212	1,010
Expected return on plan assets	(1,177)	(1,140)	(2,354)	(2,280)
Amortization of unrecognized gain	209	321	418	642
Net periodic pension benefit	$(362)	$(314)	$(724)	$(628)
(1) Service cost is not a part of our net periodic pension benefit as our pension plan is frozen for all participants.
The net periodic pension benefit is included in other expense (income), net in our condensed consolidated statement of operations and comprehensive income.
8. Stock Compensation
During the three and six month periods ended July 2, 2022, we incurred stock compensation expense of $1.8 million and $3.9 million, respectively. For the three and six month periods ended July 3, 2021, we incurred stock compensation expense of $2.0 million and $3.4 million, respectively. The decrease in our stock compensation expense for the three month period ended July 2, 2022 compared to the prior-year period is primarily attributable to the timing of award vesting and associated expense recognition. The increase in our stock compensation expense for the six month period ended July 2, 2022 compared to the prior-year period is primarily attributable to an increase in the number of awards granted, as well as the increase in the grant-date fair value, or the Company’s stock price, of awards currently vesting compared to the prior year.

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
The following table presents our assets and liabilities related to our leases as of July 2, 2022 and January 1, 2022:

Lease assets and liabilities		July 2, 2022	January 1, 2022
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$48,210	$49,568
Finance lease right-of-use assets (1)	Property and equipment, net	136,574	143,851
Total lease right-of-use assets		$184,784	$193,419

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$6,185	$5,145
Finance lease liabilities	Finance lease liabilities - short term	8,036	7,864
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	42,104	44,526
Finance lease liabilities	Finance lease liabilities - long term	263,389	266,853
Total lease liabilities		$319,714	$324,388
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $82.3 million and $73.7 million as of July 2, 2022 and January 1, 2022, respectively.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
Components of lease expense	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)		(In thousands)
Operating lease cost:	$2,578	$2,934	$5,095	$5,984
Finance lease cost:
Amortization of right-of-use assets	$4,890	$4,210	$8,600	$8,197
Interest on lease liabilities	6,120	6,241	12,280	12,399
Total finance lease costs	$11,010	$10,451	$20,880	$20,596
Cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
Cash flow information	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)		(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,623	$2,807	$5,151	$5,372
Operating cash flows from finance leases	6,120	6,241	12,280	12,399
Financing cash flows from finance leases	$1,011	$2,542	$4,733	$4,671
Non-cash supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
Non-cash information	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)		(In thousands)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$591	$5,106	$1,127	$5,106
Finance leases	$2,313	$338	$2,313	$10,549
Supplemental balance sheet information related to leases was as follows:

Balance sheet information	July 2, 2022	January 1, 2022
	(In thousands)
Finance leases
Property and equipment	$218,914	$217,592
Accumulated depreciation	(82,340)	(73,741)
Property and equipment, net	$136,574	$143,851
Weighted Average Remaining Lease Term (in years)
Operating leases	10.17	10.75
Finance leases	15.02	15.06
Weighted Average Discount Rate
Operating leases	8.82%	9.01%
Finance leases	9.47%	10.00%

The major categories of our finance lease liabilities as of July 2, 2022 and January 1, 2022 are as follows:

Category	July 2, 2022	January 1, 2022
	(In thousands)
Equipment and vehicles	$27,577	$30,710
Real estate	243,848	244,007
Total finance leases	$271,425	$274,717
As of July 2, 2022, maturities of lease liabilities were as follows:

Fiscal year	Operating leases	Finance leases
	(In thousands)
2022	$5,507	$15,745
2023	9,701	32,430
2024	8,939	31,835
2025	8,534	28,292
2026	6,090	31,779
Thereafter	39,565	349,937
Total lease payments	$78,336	$490,018
Less: imputed interest	(30,047)	(218,593)
Total	$48,289	$271,425

On January 1, 2022, maturities of lease liabilities were as follows:

Fiscal year	Operating leases	Finance leases
	(In thousands)
2022	$9,376	$32,495
2023	9,134	32,115
2024	8,329	31,521
2025	8,329	27,994
2026	6,050	31,439
Thereafter	40,711	348,149
Total lease payments	$81,929	$503,713
Less: imputed interest	(32,258)	(228,996)
Total	$49,671	$274,717

10. Commitments and Contingencies
Environmental and Legal Matters
From time to time, we are involved in various proceedings incidental to our businesses, and we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto and receivables have been recorded for expected receipts from settlements. Management further believes that, while the ultimate outcome of one or more of these matters could be material to our operating results in any given quarter, it will not have a materially adverse effect on our consolidated financial condition, results of operations, or cash flows.
Collective Bargaining Agreements
As of July 2, 2022, we employed approximately 2,053 associates and less than one percent of our associates are employed on a part-time basis. Approximately 19 percent of our associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Two CBAs covering approximately three percent of our associates are up for renewal in fiscal 2022, both of which we expect to renegotiate by the end of the year.
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
The changes in balances for each component of accumulated other comprehensive loss for the six months ended July 2, 2022 were as follows:

	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss

January 1, 2022, beginning balance, net of tax	$(30,245)	$885	$(29,360)
Other comprehensive income, net of tax	312	—	312
July 2, 2022, ending balance, net of tax	$(29,933)	$885	$(29,048)

12. Income Taxes

Effective Tax Rate

Our effective tax rate for the three months ended July 2, 2022 and July 3, 2021 was 23.1 percent and 23.5 percent, respectively. Our effective tax rate for the six months ended July 2, 2022 and July 3, 2021 was 25.1 percent and 24.4 percent, respectively.

Our effective tax rate for the three and six months ended July 2, 2022 and July 3, 2021 were impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation. Each period also includes a benefit from the vesting of restricted stock units, which had a greater impact on the three months ended July 2, 2022 and July 3, 2021 due to the timing of the vesting of our restricted stock awards. Our effective tax rate for the three and six months ended July 3, 2021 also benefited from the partial release of our valuation allowance for state net operating loss carryforwards we anticipated being able to utilize based on our taxable income through the end of the first and second quarters of fiscal 2021.

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

In addition to the positive evidence discussed above, we considered as positive evidence forecasted taxable income, the detail scheduling of timing of the reversal of our deferred tax assets and liabilities, and the evidence from business and tax planning strategies. As of July 2, 2022, in our evaluation of the weight of available evidence, we concluded that our net deferred tax assets were not impaired.

13. Income per Share
We calculate basic income per share by dividing net income by the weighted average number of common shares outstanding. We calculate diluted income per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units.
On May 3, 2022, we announced that our Board of Directors increased our share repurchase authorization to $100.0 million, up $75.0 million from the previous program, and that we entered into an Accelerated Share Repurchase Agreement (“ASR Agreement”) with Jefferies LLC (“Jefferies”) to repurchase $60.0 million of our common stock. Under the ASR Agreement, we received initial delivery of 553,584 shares of common stock on May 3, 2022 (the “Transaction Date”) representing approximately 65 percent of the total number of shares of common stock initially underlying the ASR Agreement based on our closing stock price of $70.45 on May 2, 2022. The initial delivery of 553,584 shares reduced the number of common shares outstanding on the Transaction Date and, as a result, reduced the weighted average number of common shares outstanding used to calculate basic income per share and diluted income per share for the three and six month periods ended July 2, 2022.
The total number of shares repurchased under the ASR Agreement is based on the average of the daily volume-weighted average price of our common stock during the repurchase period under the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, under certain circumstances, Jefferies may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to make a cash payment or to deliver shares of our common stock to Jefferies. Final settlement of the shares of common stock repurchased under the ASR Agreement could occur as early as the third quarter of 2022.
Management has performed an analysis of the average of the daily volume-weighted average price of our common stock since the Transaction Date and has determined, as of July 2, 2022, that the final settlement of shares of common stock under the ASR Agreement is not anticipated to have a dilutive impact upon final settlement.
The reconciliation of basic net income and diluted net income per common share for the three and six month periods ended July 2, 2022 and July 3, 2021 were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands, except per share data)		(In thousands, except per share data)

Net income	$71,272	$113,458	$204,681	$175,318

Weighted-average shares outstanding - basic	9,324	9,549	9,522	9,507
Dilutive effect of share-based awards	196	226	188	150
Weighted-average shares outstanding - diluted	9,520	9,775	9,710	9,657

Basic income per share	$7.64	$11.88	$21.49	$18.44
Diluted income per share	$7.48	$11.61	$21.07	$18.15
Approximately 21,000 and 55,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended July 2, 2022 and July 3, 2021, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 13,000 and 27,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the six months ended July 2, 2022 and July 3, 2021, respectively, as the awards would have been anti-dilutive for the periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
About Our Business
BlueLinx is a leading wholesale distributor of residential and commercial building products in the United States. We are a “two-step” distributor. Two-step distributors purchase products from manufacturers and distribute those products to dealers and other suppliers in local markets, who then sell those products to end users. We carry a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood, siding, millwork, outdoor living, specialty lumber and industrial products. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. We also provide a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for our customers and suppliers, while enhancing their marketing and inventory management capabilities.
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
With a strong market position, a broad geographic coverage footprint servicing over 45 states, where our locations are in approximately 75 percent of the highest growth metropolitan statistical areas, combined with the strength of a locally focused sales force, we distribute a comprehensive range of products from over 750 suppliers. Our suppliers include some of the leading manufacturers in the industry, such as Allura, Arauco, Fiberon, Georgia-Pacific, Huber Engineered Woods, James Hardie, Louisiana-Pacific, Oldcastle APG, Ply Gem, Roseburg, Royal and Weyerhaeuser. We supply products to a broad base of over 15,000 total customers including national home centers, pro dealers, cooperatives, specialty distributors, regional and local dealers and industrial manufacturers. Many of our customers serve residential and commercial builders, contractors and remodelers in their respective geographic areas and local markets.
As a value-added partner in a complex and demanding building products supply chain, we play a critical role in enabling our customers to offer a broad range of products and brands, as most of our customers do not have the capability to purchase and warehouse products directly from manufacturers for such a large set of SKUs. The depth of our geographic footprint supports meaningful customer proximity across all the markets in which we operate, enabling faster and more efficient service. Similarly, we provide value to our supplier partners by enabling access to the large and fragmented network of lumber yards and dealers that those suppliers could not adequately serve directly. Our position in this distribution model for building products provides easy access to the marketplace for our suppliers and a value proposition of rapid delivery on an as-needed basis to our customers from our network of warehouse facilities.
Industry Overview
Our products are available across large and attractive end markets, including residential repair and remodel and residential new construction, which together account for approximately 85 percent of the end market mix for our addressable building material market served via two-step distribution based on our estimates. We estimate the remaining approximately 15 percent of end market mix is accounted for by commercial construction.

Certain recent changes in macro-economic factors, such as escalating home prices, may put pressure on the overall housing market, including the residential repair and remodel and residential new construction end markets. Given these developments, we anticipate a slowdown of the housing industry over the coming quarters. However, we believe that several factors, including the current high levels of home equity, recent work from home trends, the undersupply of housing in the United States, and the strength of housing starts compared to pre-COVID levels, among others, will continue to support demand for our products and drive long-term growth across the end markets in which we operate.
Residential Repair and Remodel
We estimate that residential repair and remodel spending accounts for approximately 45 percent of the end market mix for our addressable building material market served via two-step distribution. Repair and remodel sales tend to be less cyclical than new construction, particularly for exterior products that are exposed to the elements and where maintenance is less likely to be deferred for long periods of time. We expect that current factors including the total installed base of U.S. homes, overall age of the U.S. housing stock, rising home prices supporting increased underlying home equity and availability of consumer capital will drive continued growth in repair and remodel spending.

According to the U.S. Census Bureau and Department of Housing and Urban Development, the median home age in the U.S. increased from 23 years in 1985 to 39 years in 2019 and approximately 80 percent of the current housing stock was built prior to 1999. We believe the increasing average age of the nation’s 142 million existing homes will continue to drive demand for repair and remodel projects. The annual U.S. homes installed base is projected to continue to increase through 2025, which is positive for both residential repair and remodel spending, as well as for residential construction.

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
Residential New Construction
We estimate that residential new home construction (including single-family and multi-family homes) accounts for approximately 40 percent of the end market mix for our addressable building material market served via two-step distribution. The pace of housing starts, with which a portion of our business is correlated, is driven by demographic and population shifts, mortgage interest rates (which are low compared to the 40-year average), the ability of builders to obtain skilled labor, and builders’ economic outlook. U.S. single family housing starts peaked in 2005, before experiencing a downturn through 2011. Since 2011, we have experienced the continuing recovery of residential new construction, which has translated into increased demand for the products we sell. We believe our large footprint, strong customer relationships, and comprehensive offering of leading products and brands position us to capitalize on continued growth in the new housing market.

According to the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, June 2022 single family housing starts in the United States were approximately two percent lower compared to that of May 2022, but approximately 28 percent higher than that of February 2020, prior to the COVID-19 pandemic. The monthly single family residential home supply is in line with the 25-year average and significantly below the peak levels observed in 2008 and 2009. For most of the last decade, housing production has lagged population growth and household formation and Freddie Mac estimates that the housing supply at the end of 2020 was 3.8 million units short of the level needed to match long-term demand. Harvard University’s Joint Center for Housing Studies estimates total annual housing construction through 2028 should be on the order of 1.5 million units, or about 120,000 higher than in 2020. Based on these data points, we believe there are fundamental factors driving opportunity in the residential new home construction end-market for building products of which we are well positioned to serve.

Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry, such as weather conditions and other seasonal factors. As a result, our quarterly sales volumes may trend higher in quarters when weather conditions and other seasonal factors are more favorable, reflecting an increase in activity in the residential repair and remodel and residential new home construction markets. Conversely, when weather conditions and other seasonal factors are less favorable, we may experience declines in sales volumes.

Commodity Markets

Our operating results are sensitive to fluctuations in commodity markets, specifically commodity markets for wood-based commodities that we classify as structural products. When prices fluctuate in the commodity markets which impact us, we may immediately adjust the end price of our products to compensate for the changes in market prices, which is common for businesses with inventories impacted by commodity price fluctuations. When we change our prices in response to market fluctuations, we will often see immediate impacts in our operating results. When market prices increase, this impact can be beneficial. Conversely, when market prices decrease, the impact can be negative because we are adjusting the selling prices for inventory often purchased at higher market prices. Fluctuations in the commodity markets during the last two years have had a significant impact on our operating results for the periods presented in this quarterly report, of which we discuss in more detail elsewhere in this report.

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
2.Migrate sales mix toward higher-margin specialty product categories. The Company intends to pursue a revenue mix increasingly weighted toward higher-margin, specialty product categories such as engineered wood, siding, millwork, outdoor living, specialty lumber and industrial products. Additionally, the Company intends to expand its value-added service offerings designed to simplify complex customer sourcing requirements, together with marketing, inventory and pricing services afforded by the Company’s national platform.
3.Maintain a disciplined capital structure and pursue high-return investments that increase the value of the Company. The Company intends to maintain a disciplined capital structure while at the same time investing in its business to modernize its tractor fleet and distribution facilities and to improve operational performance. The Company also continues to evaluate potential acquisition targets that complement its existing capabilities, grow its specialty products business, increase customer exposure, expand its geographic reach, or a combination thereof. We invested $4.4 million and $6.9 million in capital for our business during the three and six month periods ending July 2, 2022, respectively, to improve operational performance and productivity.

Factors That Affect Operating Results
Our results of operations and financial performance are influenced by a variety of factors, including the following: pricing and product cost variability; volumes of product sold; competition; changes in the supply and/or demand for products that we distribute; the cyclical nature of the industry in which we operate; housing market conditions; consolidation among competitors, suppliers, and customers; disintermediation risk; loss of products or key suppliers and manufacturers; our dependence on international suppliers and manufacturers for certain products; potential acquisitions and the integration and completion of such acquisitions; business disruptions; effective inventory management relative to our sales volume or the prices of the products we produce; information technology security risks and business interruption risks; the ability to attract, train, and retain highly qualified associates and other key personnel while controlling related labor costs; exposure to product liability and other claims and legal proceedings related to our business and the products we distribute; natural disasters, catastrophes, fire, wars or other unexpected events; successful implementation of our strategy; wage increases or work stoppages by our union employees; costs imposed by federal, state, local, and other regulations; compliance costs associated with federal, state, and local environmental protection laws; the COVID-19 pandemic and other contagious illness outbreaks and their potential effects on our industry; regulations concerning mandatory COVID-19 vaccines; fluctuations in our operating results; our level of indebtedness and our ability to incur additional debt to fund future needs; the covenants of the instruments governing our indebtedness limiting the discretion of our management in operating the business; variable interest rate risk under certain indebtedness; the fact that we have consummated certain sale leaseback transactions with resulting long-term non-cancelable leases, many of which are or will be finance leases; the fact that we lease many of our distribution centers, and we would still be obligated under these leases even if we close a leased distribution center; inability to raise funds necessary to finance a required repurchase of our senior secured notes; inability to successfully execute the ASR; a lowering or withdrawal of debt ratings; changes in our product mix; increases in petroleum prices; shareholder activism; changes in insurance-related deductible/retention reserves based on actual loss experience; the possibility that the value of our deferred tax assets could become impaired; changes in our expected annual effective tax rate could be volatile; changes in actuarial assumptions for our pension plan; the costs and liabilities related to our participation in multi-employer pension plans could increase; the risk that our cash flows and capital resources may be insufficient to service our existing or future indebtedness; the possibility that we could be the subject of securities class action litigation due to stock price volatility; activities of activist shareholders; indebtedness terms that limit our ability to pay dividends on common stock; and changes in, or interpretation of, accounting principles.

Results of Operations
The following table sets forth our results of operations for the second quarter of fiscal 2022 and fiscal 2021:

	Second Quarter of Fiscal 2022	% of Net Sales	Second Quarter of Fiscal 2021	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$1,239,379	100.0%	$1,307,913	100.0%
Gross profit	201,408	16.3%	251,172	19.2%
Selling, general, and administrative	91,338	7.4%	87,010	6.7%
Depreciation and amortization	6,518	0.5%	7,080	0.5%
Amortization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Gains from sales of property	(144)	0.0%	—	0.0%
Other operating expenses	626	0.1%	871	0.1%
Operating income	104,054	8.4%	157,195	12.0%
Interest expense, net	11,255	0.9%	9,143	0.7%
Other expense (income), net	139	0.0%	(314)	(0.0)%
Income before provision for income taxes	92,660	7.5%	148,366	11.3%
Provision for income taxes	21,388	1.7%	34,908	2.7%
Net income	$71,272	5.8%	$113,458	8.7%

The following table sets forth our results of operations for the first six month periods of fiscal 2022 and fiscal 2021:

	First Six Months of Fiscal 2022	% of Net Sales	First Six Months of Fiscal 2021	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$2,541,684	100.0%	$2,333,382	100.0%
Gross profit	492,459	19.4%	431,564	18.5%
Selling, general, and administrative	182,627	7.2%	162,569	7.0%
Depreciation and amortization	13,264	0.5%	14,545	0.6%
Amortization of deferred gains on real estate	(1,968)	(0.1)%	(1,967)	(0.1)%
Gains from sales of property	(144)	0.0%	(1,287)	(0.1)%
Other operating expenses	1,464	0.1%	983	0.0%
Operating income	297,216	11.7%	256,721	11.0%
Interest expense, net	22,548	0.9%	25,377	1.1%
Other expense (income), net	1,277	0.1%	(628)	(0.0)%
Income before provision for income taxes	273,391	10.8%	231,972	9.9%
Provision for income taxes	68,710	2.7%	56,654	2.4%
Net income	$204,681	8.1%	$175,318	7.5%

The following table sets forth net sales by product category for the three and six month periods ending July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales by product category	(In thousands)		(In thousands)
Specialty products	$787,860	$675,189	$1,555,767	$1,237,811
Structural products	451,519	632,724	985,917	1,095,571
Total net sales	$1,239,379	$1,307,913	$2,541,684	$2,333,382

Percentage of total net sales by product category
Specialty products	63.6%	51.6%	61.2%	53.0%
Structural products	36.4%	48.4%	38.8%	47.0%
Total net sales	100.0%	100.0%	100.0%	100.0%

The following table sets forth gross profit and gross margin percentages by product category for the three and six month periods ending July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gross profit by product category	(In thousands)		(In thousands)
Specialty products	$180,254	$164,995	$364,353	$273,530
Structural products	21,154	86,177	128,106	158,034
Total gross profit	$201,408	$251,172	$492,459	$431,564

Gross margin % by product category
Specialty products	22.9%	24.4%	23.4%	22.1%
Structural products	4.7%	13.6%	13.0%	14.4%
Total gross margin %	16.3%	19.2%	19.4%	18.5%

The following table sets forth our structural product gross profit and gross margin percentage, excluding the impact of our lower of cost or net realizable value reserve, for the three and six month periods ending July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
Structural products	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)		(In thousands)
Net sales	$451,519	$632,724	$985,917	$1,095,571
Gross profit, as reported	21,154	86,177	128,106	158,034
Add: lower of cost or net realizable value reserve	9,776	16,693	9,776	16,693
Gross profit, excluding reserve	$30,930	$102,870	$137,882	$174,727
Gross margin %, excluding reserve	6.9%	16.3%	14.0%	15.9%

Second Quarter of Fiscal 2022 Compared to Second Quarter of Fiscal 2021

For the second quarter of fiscal 2022, we generated net sales of $1.2 billion, a decrease of $68.5 million when compared to the second quarter of fiscal 2021 and overall gross margin percentage decreased from 19.2 percent to 16.3 percent year over year. Our second quarter net income was $71.3 million, or $7.48 per diluted share, versus $113.5 million, or $11.61 per diluted share, in the prior-year period. The significant decrease in wood-based commodity prices is the primary contributor to the decline in our overall sales and profitability year over year, partially offset by improvements in pricing of our specialty products.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and industrial products, increased $112.7 million to $787.9 million in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Strategic pricing of our specialty products throughout the second quarter of fiscal 2022 resulted in improved revenue and gross profit growth, partially offset by slightly lower volume when compared to the prior-year period, where we saw historically strong demand. Specialty products gross profit increased $15.3 million to $180.3 million, with a year-over-year decline of 150 basis points in specialty gross margin to 22.9 percent for the second quarter of fiscal 2022 compared to 24.4 percent in the second quarter of fiscal 2021. The decrease in specialty gross margin percentage over the prior-year period is primarily attributable to some price volatility during the second quarter of fiscal 2022 related to certain of our specialty products, such as treated lumber and panels.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased $181.2 million to $451.5 million in the second quarter of fiscal 2022. The significant decrease in wood-based commodity prices of our structural products resulted in the decrease of revenue and gross profit for the second quarter of fiscal 2022. Our structural gross margin percentage for the second quarter of fiscal 2022 was 4.7 percent, down from 13.6 percent in the prior-year period, also primarily attributable to the significant decrease in wood-based commodity prices. Our structural gross margin percentage includes a lower of cost or net realizable value reserve of $9.8 million recorded as of the end of the second quarter of fiscal 2022 compared to $16.7 million recorded as of the end of the second quarter of fiscal 2021, both of which were recorded in response to the decline in wood-based commodity prices as of the end of each fiscal quarter. Excluding the impact of the lower of cost or net realizable value reserve, our structural gross margin percentage for the second quarter of fiscal 2022 and 2021 would have been 6.9 percent and 16.3 percent, respectively.

Our selling, general, and administrative expenses increased 5.0 percent, or $4.3 million, compared to the second quarter of fiscal 2021. The increase in selling, general, and administrative expenses is due primarily to increases in logistical expenses of $5.3 million related to inflation in our delivery costs, including third-party delivery services and fuel costs, along with net increases of $3.2 million related to higher payroll costs and other strategic investments in our workforce and business. These net increases were partially offset by reduced variable incentive compensation, which includes sales commissions and stock compensation, of $4.2 million. Depreciation and amortization expense decreased 7.9 percent, compared to the second quarter of fiscal 2021. The decrease in depreciation and amortization is due to a lower base of amortizable and depreciable assets throughout the second quarter of fiscal 2022 when compared to the prior-year period. The increase in gains from sales of property in the amount of $0.1 million is due to the sale of assets previously classified as held for sale during the second quarter of fiscal 2022 compared to no sale of property during the second quarter of fiscal 2021. Other operating expenses decreased $0.2 million compared to the second quarter of fiscal 2021 primarily due to lower other operating expenses incurred in the second quarter of fiscal 2022.

Interest expense, net, increased by 23.1 percent, or $2.1 million, compared to the second quarter of fiscal 2021. The increase is primarily due to capital structure mix changes, as our senior secured notes carry a higher interest rate than our former revolving credit facility.

Our effective tax rate was 23.1 percent and 23.5 percent for the second quarter of fiscal 2022 and 2021, respectively. Our effective tax rate for both periods was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation. Each period also includes a benefit from the vesting of restricted stock units, which had a greater impact on the three months ended July 2, 2022 and July 3, 2021 due to the timing of the vesting of our restricted stock awards. Our effective tax rate for the three months ended July 3, 2021 also benefited from the partial release of our valuation allowance for state net operating loss carryforwards we anticipated being able to utilize based on our taxable income through the end of the second quarter of fiscal 2021.

For the second quarter of fiscal 2022, our net income decreased by $42.2 million from the prior-year period due primarily to a decrease in gross profit driven by a significant decrease in wood-based commodity prices, in conjunction with some increases in our operating expenses along with higher interest expense. This was partially offset by a decrease in our income tax expense.

First Six Months of Fiscal 2022 Compared to First Six Months of Fiscal 2021

For the first six months of fiscal 2022, we generated net sales of $2.5 billion, an increase of $208.3 million when compared to the first six months of fiscal 2021, and overall gross margin percentage increased from 18.5 percent to 19.4 percent year over year. Our net income for the first six months of fiscal 2022 was $204.7 million, or $21.07 per diluted share, versus $175.3 million, or $18.15 per diluted share, in the prior-year period. Strategic pricing of our specialty products is the primary contributor to the increase in our overall sales and profitability year over year, partially offset by a decline in wood-based commodity prices impacting our structural products.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and industrial products, increased $318.0 million to $1.6 billion in the first six months of fiscal 2022. Strategic pricing of our specialty products during the first six months of fiscal 2022 resulted in improved revenue and gross profit growth compared to the prior-year period. Specialty products gross profit increased $90.8 million to $364.4 million, with a year-over-year improvement of 130 basis points in specialty gross margin to 23.4 percent for the first six months of fiscal 2022 compared to 22.1 percent in the first six months of fiscal 2021. The increase in specialty gross margin percentage over the prior-year period is primarily attributable to benefits from strategic pricing for our specialty products.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased $109.7 million to $985.9 million in the first six months of fiscal 2022. The decrease in wood-based commodity prices of our structural products is the primary contributor to the decrease of revenue and gross profit for the first six months of fiscal 2022. Our structural gross margin percentage for the first six months of fiscal 2022 was 13.0 percent, down from 14.4 percent in the prior-year period, also primarily attributable to the decrease in wood-based commodity prices impacting our structural products. Our structural gross margin percentage for the first six months of fiscal 2022 and the first six months of fiscal 2021 was also impacted by a lower of cost or net realizable value reserve of $9.8 million and $16.7 million, respectively, recorded as of the end of the second quarter of both comparable periods in response to the decline in wood-based commodity prices. Excluding the impact of the lower of cost or net realizable value reserve, our structural gross margin percentage for the first six months of fiscal 2022 and 2021 would have been 14.0 percent and 15.9 percent, respectively.

Our selling, general, and administrative expenses increased 12.3 percent, or $20.1 million, compared to the first six months of fiscal 2021. The increase in sales, general, and administrative expenses is due primarily to increases in logistical expenses of $10.6 million related to inflation in our delivery costs, including third-party delivery services and fuel costs, along with net increases of $5.7 million related to higher payroll costs and other strategic investments in our workforce and business, combined with increases in variable incentive compensation, which includes sales commissions and stock compensation, of $3.8 million. Depreciation and amortization expense decreased 8.8 percent, compared to the first six months of fiscal 2021. The decrease in depreciation and amortization is due to a lower base of amortizable and depreciable assets throughout the first six months of fiscal 2022 when compared to the prior-year period. The decrease in gains from sales of property in the amount of $1.1 million is due to the sale of our Birmingham property during the first six months of fiscal 2021, which resulted in a larger gain as compared to the sale of assets previously held for sale during the same period in 2022. Other operating expenses increased $0.5 million compared to the first six months of fiscal 2021 primarily due to restructuring related costs, including severance, incurred in the first six months of fiscal 2022.

Interest expense, net, decreased by 11.1 percent, or $2.8 million, compared to the first six months of fiscal 2021. The decrease is primarily due to $5.8 million in debt issuance costs expensed in the first six months of fiscal 2021 related to the extinguishment of our former term loan facility, partially offset by an increase due to capital structure mix changes, as our senior secured notes carry a higher interest rate than our former revolving credit facility. Other expense (income), net, increased $1.9 million compared to the first six months of fiscal 2021 primarily due to an increase in other non-operating expenses.

Our effective tax rate was 25.1 percent and 24.4 percent for the first six months of fiscal 2022 and 2021, respectively. Our effective tax rate for both periods was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation. Each period also includes a benefit from the vesting of restricted stock units, which had a greater impact on the three months ended July 2, 2022 and July 3, 2021 due to the timing of the vesting of our restricted stock awards. Our effective tax rate for the six months ended July 3, 2021 also benefited from the partial release of our valuation allowance for state net operating loss carryforwards we anticipated being able to utilize based on our taxable income through the end of the first six months of fiscal 2021.

For the first six months of fiscal 2022, our net income increased by $29.4 million from the prior-year period due primarily to an increase in gross profit driven by strategic pricing of our specialty products, in conjunction with lower interest expense. This was partially offset by increases in our operating expenses and income tax expense.

Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations and availability of our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future.
Senior Secured Notes
In October 2021, we entered into an indenture (the “Indenture”) with the guarantors party thereto and Truist Bank, as trustee and collateral agent, in connection with a private offering of $300 million of our six percent senior secured notes due 2029 (the “2029 Notes”). The 2029 Notes were issued to investors at 98.625 percent of their principal amount and will mature on November 15, 2029. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under our revolving credit facility, as defined below.
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
As of July 2, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $451.4 million under our Revolving Credit Facility. As of January 1, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $431.7 million under our Revolving Credit Facility. Our average effective interest rate under the facility was zero percent and 2.5 percent for the quarters ended July 2, 2022 and July 3, 2021, respectively.
The Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the Revolving Credit Facility as of July 2, 2022.
Term Loan Facility
On April 2, 2021, we repaid the remaining outstanding principal balance of the term loan facility, and, as a result, as of January 1, 2022 and July 2, 2022, we had zero outstanding borrowings under the term loan facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million of debt issuance costs that we were amortizing in connection with our former term loan facility. These costs are included within interest expense, net on the condensed consolidated statements of operations and reported separately as an adjustment to net income in our condensed consolidated statements of cash flows.
There were no prepayment premiums associated with the repayment of indebtedness for the three and six month period ended July 2, 2022. There were no prepayment premiums associated with the repayment of indebtedness for the three month period ended July 3, 2021. Prepayment premiums were $0.9 million for the six month period ended July 3, 2021.

Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we have completed in recent years. During fiscal 2017 and 2018, we completed real estate financing transactions on six warehouse facilities; during fiscal 2019, we completed real estate financing transactions on two warehouse facilities; and, during fiscal 2020, we completed real estate financing transactions on fourteen warehouse facilities. We recognized finance lease assets and obligations as a result of each of these transactions. Our total finance lease commitments totaled $271.4 million as of July 2, 2022. Of the $271.4 million of finance lease commitments as of July 2, 2022, $243.8 million related to real estate and $27.6 million related to equipment. For the three and six months ended July 2, 2022, we recognized $2.3 million in new finance leases for tractors acquired as a component of our fleet investment plan. For the three and six months ended July 3, 2021, we recognized $0.3 million and $10.5 million, respectively, in new finance leases for tractors acquired to support our fleet investment plan in fiscal 2021.
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

Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities for the first six months of fiscal 2022 was $103.4 million, compared to net cash provided by operating activities of $22.6 million in the first six months of fiscal 2021. The increase in cash provided by operating activities during the first six months of fiscal 2022 was primarily a result of working capital changes, including the reduction of accounts receivable, which resulted in $60.6 million more cash provided by operating activities in the current-year period compared to the prior-year period, and the $29.4 million increase in net income for the current-year period compared to the prior-year period.
Investing Activities
Net cash used in investing activities for the first six months of fiscal 2022 was $6.4 million, compared to net cash used in investing activities of $0.8 million in the first six months of fiscal 2021. The increase in net cash used in investing activities was primarily due to higher capital investments during the first six months of fiscal 2022.
Financing Activities
Net cash used in financing activities totaled $77.3 million for the first six months of fiscal 2022, compared to net cash used in financing activities of $21.7 million for the first six months of fiscal 2021. The increase in net cash used in financing activities is primarily due to the $66.4 million spent repurchasing our common stock under our announced repurchase program, including the ASR Agreement, as defined below, during the first six months of fiscal 2022, with no such transactions completed in the first six months of fiscal 2021. Additionally, we made $649.2 million in repayments on our revolving credit facility and term loan facility, including the repayment of the remaining outstanding balance on our term loan facility, partially offset by borrowings of $638.2 million from our revolving credit facility, in the first six months of fiscal 2021, with no such transactions completed in the first six months of fiscal 2022.
Stock Repurchase Program
On August 23, 2021, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $25.0 million of our common stock. On May 3, 2022, we announced that our Board of Directors increased our share repurchase authorization to $100.0 million, up $75.0 million from the previous program, and that we entered into an Accelerated Share Repurchase Agreement (“ASR Agreement”) with Jefferies LLC (“Jefferies”) to repurchase $60.0 million of our common stock.

Under the ASR Agreement, we received initial delivery of 553,584 shares of common stock on May 3, 2022 representing approximately 65 percent of the total number of shares of common stock initially underlying the ASR Agreement, based on our closing stock price of $70.45 on May 2, 2022. The total number of shares repurchased under the ASR Agreement is based on the average of the daily volume-weighted average price of our common stock during the repurchase period under the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, under certain circumstances, Jefferies may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to make a cash payment or to deliver shares of our common stock to Jefferies. Final settlement of the shares of common stock repurchased under the ASR Agreement could occur as early as the third quarter of fiscal 2022.
With the remaining availability under the stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.
As of July 2, 2022, we have repurchased 634,915 shares for $66.4 million under this program, including shares purchased through the ASR Agreement, and we have a remaining authorization amount of $33.6 million.
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

Selected financial information
	July 2, 2022	January 1, 2022	July 3, 2021
	(In thousands)
Current assets:
Cash and cash equivalents	$104,952	$85,203	$179
Receivables, less allowance for doubtful accounts	422,659	339,637	437,217
Inventories, net	577,648	488,458	425,714
	$1,105,259	$913,298	$863,110

Current liabilities:
Accounts payable	$239,515	$180,000	$227,100
	$239,515	$180,000	$227,100

Operating working capital	$865,744	$733,298	$636,010

Operating working capital of $865.7 million as of July 2, 2022, compared to $733.3 million as of January 1, 2022, increased on a net basis by approximately $132.4 million. The increase in operating working capital is primarily driven by an increase in inventory, which continues to be affected by the inflationary environment for building materials, along with an increase in accounts receivable from our continued increase in net sales. The net increase in current assets was offset by an increase in accounts payable, also affected by the inflationary environment for building products.
Operating working capital of $865.7 million as of July 2, 2022, compared to $636.0 million as of July 3, 2021, increased on a net basis by $229.7 million. The increase in operating working capital is primarily driven by an increase in inventory, which continues to be affected by the inflationary environment for building products, along with an increase in cash due to our improved operating performance, including increased net income, as well as a decrease in accounts receivable from our improved collection efforts. The net increase in current assets was offset by an increase in accounts payable, also affected by the inflationary environment for building products.

Investments in Property and Equipment

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets are included in property and equipment, at cost on our condensed consolidated balance sheet. For the first six months of fiscal 2022, we invested $9.2 million in long-lived assets primarily related to investments in our distribution branches and to a lesser extent, upgrading our fleet, which includes $6.9 million in cash investments and $2.3 million in new finance leases recognized for tractors acquired as a component of our fleet investment plan.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the second quarter of fiscal 2022, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended January 1, 2022. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, "Item 1A.Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for each month of the quarter ended July 2, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 3 - May 7	556,791	70.44	553,584	33,572,690
May 8 - June 4	201	89.16	—	33,572,690
June 5 - July 2	63,173	87.71	—	33,572,690
Total	620,165		553,584

(1) Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

(2) On August 23, 2021, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $25.0 million of our common stock. On May 3, 2022, we announced that our Board of Directors increased our share repurchase authorization to $100.0 million, up $75.0 million from the previous program, and that we entered into an Accelerated Share Repurchase Agreement (“ASR Agreement”) with Jefferies LLC (“Jefferies”) to repurchase $60.0 million of our common stock. Under the ASR Agreement, we received initial delivery of 553,584 shares of common stock on May 3, 2022 representing approximately 65 percent of the total number of shares of common stock initially underlying the ASR Agreement, based on our closing stock price of $70.45 on May 2, 2022. The total number of shares repurchased under the ASR Agreement is based on the average of the daily volume-weighted average price of our common stock during the repurchase period under the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, under certain circumstances, Jefferies may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to make a cash payment or to deliver shares of our common stock to Jefferies. Final settlement of the shares of common stock repurchased under the ASR Agreement could occur as early as the third quarter of fiscal 2022. With the remaining availability under the stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1	*	Form of 2022 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan
10.2	*	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: August 2, 2022	By:	/s/ Kelly C. Janzen
Kelly C. Janzen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2022	By:	/s/ Adam K. Bowen
Adam K. Bowen
Vice President and Chief Accounting Officer
(Principal Accounting Officer)