Form 10-Q
period 2022-10-01
BlueLinx Holdings Inc.
filed 2022-11-01
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2022, there were 9,035,469 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended October 1, 2022

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$1,060,761	$970,842	$3,602,445	$3,304,224
Cost of sales	871,385	817,515	2,920,610	2,719,333
Gross profit	189,376	153,327	681,835	584,891
Operating expenses (income):
Selling, general, and administrative	91,678	76,176	274,305	238,746
Depreciation and amortization	6,688	6,884	19,952	21,429
Amortization of deferred gains on real estate	(983)	(984)	(2,951)	(2,951)
Gains from sales of property	—	—	(144)	(1,287)
Other operating expenses	1,267	212	2,731	1,197
Total operating expenses	98,650	82,288	293,893	257,134
Operating income	90,726	71,039	387,942	327,757
Non-operating expenses (income):
Interest expense, net	10,444	8,313	32,992	33,690
Other expense (income), net	(361)	(704)	916	(1,335)
Income before provision for income taxes	80,643	63,430	354,034	295,402
Provision for income taxes	21,134	16,232	89,844	72,886
Net income	$59,509	$47,198	$264,190	$222,516

Basic income per share	$6.44	$4.85	$28.03	$23.23
Diluted income per share	$6.38	$4.74	$27.82	$22.91

Comprehensive income:
Net income	$59,509	$47,198	$264,190	$222,516
Other comprehensive income:
Amortization of unrecognized pension gain, net of tax	156	238	468	723
Other	(24)	7	(24)	24
Total other comprehensive income	132	245	444	747
Comprehensive income	$59,641	$47,443	$264,634	$223,263

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	October 1, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$229,364	$85,203
Receivables, less allowances of $4,365 and $4,024, respectively	360,535	339,637
Inventories, net	535,979	488,458
Other current assets	32,309	31,869
Total current assets	1,158,187	945,167
Property and equipment, at cost	339,914	318,253
Accumulated depreciation	(151,358)	(137,099)
Property and equipment, net	188,556	181,154
Operating lease right-of-use assets	50,311	49,568
Goodwill	47,772	47,772
Intangible assets, net	11,399	13,603
Deferred tax assets	61,224	60,285
Other non-current assets	16,127	19,905
Total assets	$1,533,576	$1,317,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,197	$180,000
Accrued compensation	18,345	22,363
Taxes payable	6,750	6,138
Finance lease liabilities - short-term	8,732	7,864
Operating lease liabilities - short-term	7,028	5,145
Real estate deferred gains - short-term	3,935	3,934
Other current liabilities	20,191	18,347
Total current liabilities	273,178	243,791
Non-current liabilities:
Long-term debt, net of debt issuance costs of $4,259 and $4,701, respectively	292,094	291,271
Finance lease liabilities - long-term	264,004	266,853
Operating lease liabilities - long-term	43,492	44,526
Real estate deferred gains - long-term	71,353	74,206
Pension benefit obligation	9,216	11,605
Other non-current liabilities	22,542	21,953
Total liabilities	975,879	954,205
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,035,469 and 9,725,760 outstanding on October 1, 2022 and January 1, 2022, respectively	90	97
Additional paid-in capital	197,906	268,085
Accumulated other comprehensive loss	(28,916)	(29,360)
Retained earnings	388,617	124,427
Total stockholders’ equity	557,697	363,249
Total liabilities and stockholders’ equity	$1,533,576	$1,317,454

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, January 1, 2022	9,726	$97	$268,085	$(29,360)	$124,427	$363,249
Net income	—	—	—	—	133,409	133,409
Impact of pension plan, net of tax	—	—	—	156	—	156
Vesting of restricted stock units	11	—	—	—	—	—
Compensation related to share-based grants	—	—	2,162	—	—	2,162
Repurchase of shares to satisfy employee tax withholdings	(5)	—	(393)	—	—	(393)
Common stock repurchase and retirement	(81)	(1)	(6,426)	—	—	(6,427)
Other	—	—	—	20	—	20
Balance, April 2, 2022	9,651	96	263,428	(29,184)	257,836	492,176
Net income	—	—	—	—	71,272	71,272
Impact of pension plan, net of tax	—	—	—	156	—	156
Vesting of restricted stock units	181	2	—	—	—	2
Compensation related to share-based grants	—	—	1,775	—	—	1,775
Repurchase of shares to satisfy employee tax withholdings	(66)	(1)	(5,777)	—	—	(5,778)
Common stock repurchase and retirement	(554)	(5)	(38,995)	—	—	(39,000)
Forward contract for accelerated share repurchase agreement	—	—	(21,000)	—	—	(21,000)
Other	—	—	134	(20)	—	114
Balance, July 2, 2022	9,212	92	199,565	(29,048)	329,108	499,717
Net income	—	—	—	—	59,509	59,509
Impact of pension plan, net of tax	—	—	—	156	—	156
Vesting of restricted stock units	121	1	(1)	—	—	—
Compensation related to share-based grants	—	—	2,092	—	—	2,092
Repurchase of shares to satisfy employee tax withholdings	(51)	(1)	(3,618)	—	—	(3,619)
Common stock repurchase and retirement	(247)	(2)	2	—	—	—
Other	—	—	(134)	(24)	—	(158)
Balance, October 1, 2022	9,035	$90	$197,906	$(28,916)	$388,617	$557,697

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity Total
	Shares	Amount
Balance, January 2, 2021	9,463	$95	$266,695	$(35,992)	$(171,706)	$59,092
Net income	—	—	—	—	61,860	61,860
Impact of pension plan, net of tax	—	—	—	239	—	239
Vesting of restricted stock units	8	—	—	—	—	—
Compensation related to share-based grants	—	—	1,410	—	—	1,410
Repurchase of shares to satisfy employee tax withholdings	(3)	—	(99)	—	—	(99)
Other	—	—	—	11	—	11
Balance, April 3, 2021	9,468	95	268,006	(35,742)	(109,846)	122,513
Net income	—	—	—	—	113,458	113,458
Impact of pension plan, net of tax	—	—	—	246	—	246
Vesting of restricted stock units	355	2	—	—	—	2
Compensation related to share-based grants	—	—	1,992	—	—	1,992
Repurchase of shares to satisfy employee tax withholdings	(113)	—	(5,033)	—	—	(5,033)
Other	—	—	(2)	6	—	4
Balance, July 3, 2021	9,710	97	264,963	(35,490)	3,612	233,182
Net income	—	—	—	—	47,198	47,198
Impact of pension plan, net of tax	—	—	—	238	—	238
Vesting of restricted stock units	14	—	—	—	—	—
Compensation related to share-based grants	—	—	1,608	—	—	1,608
Repurchase of shares to satisfy employee tax withholdings	—	—	(3)	—	—	(3)
Other	—	—	(4)	7	—	3
Balance, October 2, 2021	9,724	$97	$266,564	$(35,245)	$50,810	$282,226

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$264,190	$222,516
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	19,952	21,429
Amortization of debt discount and issuance costs	823	1,560
Adjustments to debt issuance costs associated with term loan	—	5,791
Gains from sales of property	(144)	(1,287)
Deferred income tax	(939)	(7,784)
Amortization of deferred gains from real estate	(2,951)	(2,951)
Share-based compensation	6,029	5,010
Changes in operating assets and liabilities:
Accounts receivable	(20,898)	(51,331)
Inventories	(47,521)	(94,330)
Accounts payable	28,197	45,223
Taxes payable	612	(1,359)
Other current assets	(440)	(6,247)
Other assets and liabilities	(874)	(9,381)
Net cash provided by operating activities	246,036	126,859

Cash flows from investing activities:
Proceeds from sale of assets, net	648	2,652
Property and equipment investments	(19,079)	(5,424)
Net cash used in investing activities	(18,431)	(2,772)

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	900,006
Repayments on revolving credit facilities	—	(965,142)
Repayments on term loan	—	(43,204)
Common stock repurchase and retirement	(66,427)	—
Debt financing costs	—	(2,811)
Repurchase of shares to satisfy employee tax withholdings	(9,788)	(5,135)
Principal payments on finance lease liabilities	(7,229)	(7,697)
Net cash used in financing activities	(83,444)	(123,983)

Net change in cash and cash equivalents	144,161	104
Cash and cash equivalents at beginning of period	85,203	82
Cash and cash equivalents at end of period	$229,364	$186

Supplemental cash flow information:
Interest paid during the period	24,824	26,382
Taxes paid during the period	90,626	82,596

Non-cash transactions:
Property and equipment acquired under finance leases	5,995	10,549

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2022
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). We derived the condensed consolidated balance sheet at October 1, 2022 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the “Fiscal 2021 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2022. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations and comprehensive income for the three and nine months ended October 1, 2022 and October 2, 2021, our balance sheets at October 1, 2022 and January 1, 2022, our statements of stockholders’ equity for the nine months ended October 1, 2022 and October 2, 2021, and our statements of cash flows for the nine months ended October 1, 2022 and October 2, 2021.

We have condensed or omitted certain notes and other information from the interim condensed consolidated financial statements presented in this report. Therefore, these condensed consolidated interim financial statements should be read in conjunction with the Fiscal 2021 Form 10-K. The results for the three and nine months ended October 1, 2022 are not necessarily indicative of results that may be expected for the full year ending December 31, 2022, or any other interim period.
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
Reclassification of Prior Period Presentation
For the nine months ended October 2, 2021, we have reclassified certain items within the presentation of our statement of cash flows to align with our statement of cash flows presentation for the nine months ended October 1, 2022. Our reclassifications are limited to the operating activities section and include presenting only the impact of deferred income taxes, instead of our full provision for income taxes, as a reconciling item for net income to cash provided by operating activities. We have also reclassified certain items previously presented individually, such as pension expense and pension contributions, to be included in the change of other assets and liabilities. In addition, we are presenting the change in taxes payable, previously included in other assets and liabilities, as a distinct line item in our reconciliation of net income to cash provided by operating activities. These reclassifications, we believe, provide an enhanced level of transparency with regards to the presentation of our statement of cash flows.
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

During the second quarter of fiscal 2022, we recorded a lower of cost or net realizable value reserve of $9.8 million as a result of the decrease in the value of our structural lumber and panel inventory related to the decline in wood-based commodity prices as of the end of the period. In addition, volatility during the third quarter of fiscal 2022 also resulted in a decline in wood-based commodity prices as of the end of the period such that a lower of cost or net realizable value reserve of $4.1 million was required, resulting in a partial release of our reserve resulting in a net beneficial impact of $5.7 million for the third quarter of fiscal 2022. For the first nine months of fiscal 2022, the net impact of our lower of cost or net realizable value reserve on cost of sales was $4.1 million.

During the second quarter of fiscal 2021, we recorded a lower of cost or net realizable value reserve of $16.7 million as a result of the decrease in the value of our structural lumber and panel inventory related to the decline in wood-based commodity prices as of the end of the period. During the third quarter of fiscal 2021, we released a lower of cost or net realizable value reserve of $16.7 million, as the inventory impacted by the reserve recorded in the second quarter of fiscal 2021 was sold to customers. For the first nine months of fiscal 2021, the net impact of our lower of cost or net realizable value reserve on cost of sales was zero.
3. Goodwill and Other Intangible Assets
In connection with our past merger and acquisition activity, we acquired certain intangible assets. As of October 1, 2022, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations. As of October 1, 2022, goodwill was $47.8 million.

Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. No such indicators were present during the third quarter of fiscal 2022. Our one reporting unit has a fair value that exceeds its carrying value as of October 1, 2022.
Definite-Lived Intangible Assets
On October 1, 2022, the gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets were as follows:

Intangible Asset	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization(1)	Net Carrying Amounts
		(In thousands)
Customer relationships	8	$25,500	$(14,101)	$11,399
Noncompete agreements	—	8,254	(8,254)	—
Trade names	—	6,826	(6,826)	—
Total		$40,580	$(29,181)	$11,399

(1) Intangible assets, except customer relationships, are amortized on a straight-line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
Amortization expense for our definite-lived intangible assets was $0.5 million and $2.2 million for the three and nine month periods ended October 1, 2022, respectively. For the three and nine month periods ended October 2, 2021, amortization expense was $1.1 million and $4.2 million, respectively.
Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2022 and the next five fiscal years is as follows:

Fiscal Year	Estimated Amortization
(In thousands)
2022	$512
2023	1,807
2024	1,505
2025	1,423
2026	1,423
2027	1,423

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
The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
Product type	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(In thousands)		(In thousands)
Specialty products	$724,323	$641,024	$2,280,090	$1,878,835
Structural products	336,438	329,818	1,322,355	1,425,389
Total net sales	$1,060,761	$970,842	$3,602,445	$3,304,224

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

	Three Months Ended		Nine Months Ended
Sales channel	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(In thousands)		(In thousands)
Warehouse and reload	$889,349	$783,758	$2,987,636	$2,695,326
Direct	193,446	204,524	680,333	660,934
Customer discounts and rebates	(22,034)	(17,440)	(65,524)	(52,036)
Total net sales	$1,060,761	$970,842	$3,602,445	$3,304,224

5. Assets Held for Sale

As of October 1, 2022, we had no assets or liabilities classified as “held for sale”. As of January 1, 2022, the net book value of total assets classified as “held for sale” was $2.6 million and was included in other current assets in our condensed consolidated balance sheet. As of January 1, 2022, the book value of total liabilities classified as “held for sale” was $1.9 million and was included in other current liabilities in our condensed consolidated balance sheet.

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

6. Long-Term Debt

As of October 1, 2022 and January 1, 2022, long-term debt consisted of the following:

	October 1, 2022	January 1, 2022
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Finance lease obligations (3)	272,736	274,717
	572,736	574,717
Unamortized debt issuance costs	(4,259)	(4,701)
Unamortized bond discount costs	(3,647)	(4,028)
	564,830	565,988
Less: current maturities of long-term debt	8,732	7,864
Long-term debt, net of current maturities	$556,098	$558,124

(1)As of October 1, 2022 and January 1, 2022, our long-term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the “Long-term debt” caption of our condensed consolidated balance sheets at $292.1 million and $291.3 million at October 1, 2022 and January 1, 2022, respectively. This presentation is net of their discount of $3.6 million and $4.0 million and the combined carrying value of our debt issuance costs of $4.3 million and $4.7 million at October 1, 2022 and January 1, 2022, respectively. Our senior secured notes are presented in this table at their face value.

(2) The average effective interest rate was zero percent and 2.6 percent for the quarters ended October 1, 2022 and January 1, 2022, respectively.

(3) Refer to Note 9, Leases, for interest rates associated with finance lease obligations.

Senior Secured Notes

In October 2021, we completed a private offering of $300 million of our six percent senior secured notes due 2029 (the “2029 Notes”), and in connection therewith we entered into an indenture (the “Indenture”) with the guarantors party thereto and Truist Bank, as trustee and collateral agent. The 2029 Notes were issued to investors at 98.625 percent of their principal amount and will mature on November 15, 2029. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under our revolving credit facility, as defined below.

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

As of October 1, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $575.8 million under our Revolving Credit Facility. As of January 1, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $431.7 million under our Revolving Credit Facility. Our average effective interest rate under the facility was zero percent and 2.6 percent for the quarters ended October 1, 2022 and January 1, 2022, respectively.
The Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the Revolving Credit Facility as of October 1, 2022.

Term Loan Facility

On April 2, 2021, we repaid the remaining outstanding principal balance of our former term loan facility, and, as a result, as of January 1, 2022 and October 1, 2022, we had zero outstanding borrowings under the term loan facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million of debt issuance costs that we were amortizing in connection with our former term loan facility. These costs are included within interest expense, net on the condensed consolidated statements of operations and reported separately as an adjustment to net income in our condensed consolidated statements of cash flows.

As the facility was paid in full as of April 2, 2021, our average effective interest rate under the facility, exclusive of fees and prepayment premiums, was zero percent for the quarters ended October 1, 2022 and January 1, 2022.

Finance Lease Obligations

Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 9, Leases.

7. Net Periodic Pension Benefit
The following table shows the components of our net periodic pension benefit:

	Three Months Ended		Nine Months Ended
Pension-related items	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(In thousands)		(In thousands)
Service cost (1)	$—	$—	$—	$—
Interest cost on projected benefit obligation	606	505	1,818	1,515
Expected return on plan assets	(1,177)	(1,140)	(3,531)	(3,420)
Amortization of unrecognized gain	209	321	627	963
Net periodic pension benefit	$(362)	$(314)	$(1,086)	$(942)
(1) Service cost is not a part of our net periodic pension benefit as our pension plan is frozen for all participants.
The net periodic pension benefit is included in other expense (income), net in our condensed consolidated statement of operations and comprehensive income.
8. Stock Compensation
During the three and nine month periods ended October 1, 2022, we incurred stock compensation expense of $2.1 million and $6.0 million, respectively. For the three and nine month periods ended October 2, 2021, we incurred stock compensation expense of $1.6 million and $5.0 million, respectively. The increase in our stock compensation expense for the three month period ended October 1, 2022 compared to the prior-year period is primarily attributable to the timing of award vesting and associated expense recognition. The increase in our stock compensation expense for the nine month period ended October 1, 2022 compared to the prior-year period is primarily attributable to an increase in the number of awards granted, as well as the increase in the grant-date fair value, or the Company’s stock price, of awards currently vesting compared to the prior year.

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
The following table presents our assets and liabilities related to our leases as of October 1, 2022 and January 1, 2022:

Lease assets and liabilities		October 1, 2022	January 1, 2022
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$50,311	$49,568
Finance lease right-of-use assets (1)	Property and equipment, net	136,203	143,851
Total lease right-of-use assets		$186,514	$193,419

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$7,028	$5,145
Finance lease liabilities	Finance lease liabilities - short term	8,732	7,864
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	43,492	44,526
Finance lease liabilities	Finance lease liabilities - long term	264,004	266,853
Total lease liabilities		$323,256	$324,388
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $87.4 million and $73.7 million as of October 1, 2022 and January 1, 2022, respectively.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
Components of lease expense	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(In thousands)		(In thousands)
Operating lease cost:	$2,529	$2,959	$7,625	$8,942
Finance lease cost:
Amortization of right-of-use assets	$5,098	$4,012	$13,698	$12,209
Interest on lease liabilities	6,104	6,244	18,384	18,659
Total finance lease costs	$11,202	$10,256	$32,082	$30,868
Cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
Cash flow information	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(In thousands)		(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,562	$2,822	$7,713	$8,193
Operating cash flows from finance leases	6,104	6,244	18,384	18,659
Financing cash flows from finance leases	$2,496	$3,026	$7,229	$7,697
Non-cash supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
Non-cash information	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(In thousands)		(In thousands)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,604	$217	$4,731	$5,508
Finance leases	$3,279	$—	$5,995	$10,549
Supplemental balance sheet information related to leases was as follows:

Balance sheet information	October 1, 2022	January 1, 2022
	(In thousands)
Finance leases
Property and equipment	$223,642	$217,592
Accumulated depreciation	(87,439)	(73,741)
Property and equipment, net	$136,203	$143,851
Weighted Average Remaining Lease Term (in years)
Operating leases	10.09	10.75
Finance leases	14.25	15.06
Weighted Average Discount Rate
Operating leases	8.85%	9.01%
Finance leases	8.94%	10.00%

The major categories of our finance lease liabilities as of October 1, 2022 and January 1, 2022 are as follows:

Category	October 1, 2022	January 1, 2022
	(In thousands)
Equipment and vehicles	$28,842	$30,710
Real estate	243,894	244,007
Total finance leases	$272,736	$274,717
As of October 1, 2022, maturities of lease liabilities were as follows:

Fiscal year	Operating leases	Finance leases
	(In thousands)
2022	$3,214	$6,558
2023	11,039	32,943
2024	10,310	32,329
2025	9,323	28,709
2026	6,114	32,189
Thereafter	38,745	351,962
Total lease payments	$78,745	$484,690
Less: imputed interest	(28,225)	(211,954)
Total	$50,520	$272,736

On January 1, 2022, maturities of lease liabilities were as follows:

Fiscal year	Operating leases	Finance leases
	(In thousands)
2022	$9,376	$32,495
2023	9,134	32,115
2024	8,329	31,521
2025	8,329	27,994
2026	6,050	31,439
Thereafter	40,711	348,149
Total lease payments	$81,929	$503,713
Less: imputed interest	(32,258)	(228,996)
Total	$49,671	$274,717

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

Collective Bargaining Agreements
As of October 1, 2022, we employed approximately 2,411 associates and less than one percent of our associates are employed on a part-time basis. Approximately 16 percent of our associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Four CBAs covering approximately six percent of our associates are up for renewal in fiscal 2023, which we expect to renegotiate by the end of fiscal 2023.
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
The changes in balances for each component of accumulated other comprehensive loss for the nine months ended October 1, 2022 were as follows:

	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss

January 1, 2022, beginning balance, net of tax	$(30,245)	$885	$(29,360)
Other comprehensive income, net of tax	468	(24)	444
October 1, 2022, ending balance, net of tax	$(29,777)	$861	$(28,916)

12. Income Taxes

Effective Tax Rate

Our effective tax rate for the three months ended October 1, 2022 and October 2, 2021 was 26.2 percent and 25.6 percent, respectively. Our effective tax rate for the nine months ended October 1, 2022 and October 2, 2021 was 25.4 percent and 24.7 percent, respectively.

Our effective tax rate for the three and nine months ended October 1, 2022 and October 2, 2021 were impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation. Each nine-month period also includes a benefit from the vesting of restricted stock units. Our effective tax rate for the three and nine months ended October 2, 2021 also benefited from the partial release of our valuation allowance for state net operating loss carryforwards we anticipated being able to utilize based on our taxable income through the end of the first nine months of fiscal 2021.

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

In addition to the positive evidence discussed above, we considered as positive evidence forecasted taxable income, the detail scheduling of timing of the reversal of our deferred tax assets and liabilities, and the evidence from business and tax planning strategies. As of October 1, 2022, in our evaluation of the weight of available evidence, we concluded that our net deferred tax assets were not impaired.

13. Income per Share
We calculate basic income per share by dividing net income by the weighted average number of common shares outstanding. We calculate diluted income per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units.
On August 23, 2021, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $25.0 million of our common stock. During the first quarter of fiscal 2022, we repurchased 81,331 shares of our common stock under this program at an average price of $79.03 per share.
On May 3, 2022, our Board of Directors increased our share repurchase authorization to $100.0 million and we entered into an Accelerated Share Repurchase Agreement (“ASR Agreement”) with Jefferies LLC to repurchase $60.0 million of our common stock. Under the ASR Agreement, we received initial delivery of 553,584 shares of common stock on May 3, 2022 (the “Transaction Date”) representing approximately 65 percent of the total number of shares of common stock initially underlying the ASR Agreement based on our closing stock price of $70.45 on May 2, 2022. The initial delivery of 553,584 shares reduced the number of common shares outstanding on the Transaction Date and, as a result, reduced the weighted average number of common shares outstanding used to calculate basic income per share and diluted income per share for the nine month period ended October 1, 2022.
Final settlement of the shares of common stock repurchased under the ASR Agreement occurred on September 15, 2022 based on the average of the daily volume-weighted average price of our common stock during the repurchase period under the ASR Agreement, less a discount and other adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, we received an additional 247,431 shares of common stock, which reduced the weighted average number of common shares outstanding used to calculate basic income per share and diluted income per share for the three and nine month periods ended October 1, 2022. Under our ASR Agreement, we repurchased a total of 801,015 shares of our common stock at an average price of $74.90 per share.
The reconciliation of basic net income and diluted net income per common share for the three and nine month periods ended October 1, 2022 and October 2, 2021 were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(In thousands, except per share data)		(In thousands, except per share data)

Net income	$59,509	$47,198	$264,190	$222,516

Weighted-average shares outstanding - basic	9,230	9,721	9,425	9,579
Dilutive effect of share-based awards	98	232	72	135
Weighted-average shares outstanding - diluted	9,328	9,953	9,497	9,714

Basic income per share	$6.44	$4.85	$28.03	$23.23
Diluted income per share	$6.38	$4.74	$27.82	$22.91
Approximately 77,000 and 2,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended October 1, 2022 and October 2, 2021, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 58,000 and 119,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the nine months ended October 1, 2022 and October 2, 2021, respectively, as the awards would have been anti-dilutive for the periods presented.

14. Subsequent Event

On October 3, 2022, we announced that we entered into and closed on a Stock Purchase Agreement (the “Purchase Agreement”) with Vandermeer Forest Products, Inc., a Washington corporation (“Vandermeer”), and the sole shareholder of Vandermeer. Vandermeer is a premier wholesale distributor of building products, serving over 250 customers across the Pacific Northwest, Alaska, Hawaii, British Columbia, and Alberta. The acquisition of Vandermeer adds three distribution branches in Washington state and provides direct access to Seattle and Portland, two of the top 15 metropolitan statistical areas in the United States. Additionally, we now have coast-to-coast reach and serve all 50 states.
Under the Purchase Agreement, we acquired all of the outstanding capital stock of Vandermeer for an aggregate purchase price of approximately $63.4 million, on a debt-free, cash-free basis, subject to customary post-closing adjustments in respect of net working capital, cash, transaction expenses and indebtedness. In addition, we acquired Vandermeer’s Spokane, Washington distribution facility and related real estate from the sole shareholder of Vandermeer for approximately $3.6 million, resulting in an aggregate purchase price of $67.0 million for the business and real property, which we funded with cash on hand. We are currently in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration by the end of fiscal 2022.

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
With a strong market position, a broad geographic coverage footprint, where our locations are in approximately 75 percent of the highest growth metropolitan statistical areas, combined with the strength of a locally focused sales force, we distribute a comprehensive range of products from over 750 suppliers. Our suppliers include some of the leading manufacturers in the industry, such as Allura, Arauco, Fiberon, Georgia-Pacific, Huber Engineered Woods, James Hardie, Louisiana-Pacific, Oldcastle APG, Ply Gem, Roseburg, Royal and Weyerhaeuser. We supply products to a broad base of over 15,000 customers including national home centers, pro dealers, cooperatives, specialty distributors, regional and local dealers and industrial manufacturers. Many of our customers serve residential and commercial builders, contractors and remodelers in their respective geographic areas and local markets.
As a value-added partner in a complex and demanding building products supply chain, we play a critical role in enabling our customers to offer a broad range of products and brands, as most of our customers do not have the capability to purchase and warehouse products directly from manufacturers for such a large set of SKUs. The depth of our geographic footprint supports meaningful customer proximity across all the markets in which we operate, enabling faster and more efficient service. Similarly, we provide value to our supplier partners by enabling access to the large and fragmented network of lumber yards and dealers these suppliers could not adequately serve directly. Our position in this distribution model for building products provides easy access to the marketplace for our suppliers and a value proposition of rapid delivery on an as-needed basis to our customers from our network of warehouse facilities.
On October 3, 2022, we announced and closed on our acquisition of Vandermeer Forest Products, Inc. (“Vandermeer”). Vandermeer is a premier wholesale distributor of building products. Vandermeer was founded in 1972 and serves more than 250 customers across the Pacific Northwest, Alaska, Hawaii, British Columbia and Alberta from distribution facilities in Kent, Spokane, and Marysville, Washington. The acquisition of Vandermeer adds three distribution branches in Washington state and provides direct access to Seattle and Portland, two of the top 15 metropolitan statistical areas in the United States. Additionally, we now have coast-to-coast reach and serve all 50 states. Vandermeer’s product offering and sales mix is similar to ours, with specialty products contributing to the majority of its revenue and gross profit. We believe this acquisition aligns to our specialty products strategy, establishes a meaningful growth platform in the Pacific Northwest, increases our market penetration in key specialty product categories, such as siding and engineered wood, and strengthens strategic supplier relationships.
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

Certain developments have led to a more challenging macro-economic environment, such as broad-based inflation, the rapid rise in mortgage rates, and home price appreciation. These developments have impacted the U.S. housing market, including the residential repair and remodel and residential new construction end markets. Such developments have caused a recent slowdown in the U.S. housing industry. However, we believe that several factors, including the current high levels of home equity, the fundamental undersupply of housing in the U.S., repair and remodel activity, and demographic shifts, among others, will support demand for our products.
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

According to the U.S. Census Bureau and Department of Housing and Urban Development, the median home age in the U.S. increased from 23 years in 1985 to 39 years in 2019 and approximately 80 percent of the current housing stock was built prior to 1999. We believe the increasing average age of the nation’s approximate 142 million existing homes will continue to drive demand for repair and remodel projects. The October 20, 2022 Leading Indicator of Remodeling Activity, published by the Joint Center for Housing Studies, projects year-over-year increases in spending on home improvement projects will shrink from 16.1 percent in 2022 to 6.5 percent by the third quarter of 2023.

Home improvement spending has also benefited from the increase in remote working environments, as homeowners are spending more time at home and are investing more in their homes as a result. Outdoor and exterior projects make heavy use of outdoor living products like composite decking and fencing, and other aesthetically focused exterior products like siding and trim, which are key and growing product categories for us.

We expect that current factors, including the overall age of the U.S. housing stock and rising home prices supporting increased home equity values, will drive repair and remodel spending.
Residential New Construction
We estimate that residential new home construction (including single-family and multi-family homes) accounts for approximately 40 percent of the end market mix for our addressable building material market served via two-step distribution. The pace of housing starts, with which a portion of our business is correlated, is driven by demographic and population shifts, mortgage interest rates, which is approaching the 40-year average, the ability of builders to obtain skilled labor, and builders’ economic outlook.

According to the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, during the third quarter of fiscal 2022, single family housing starts in the United States were approximately 20 percent lower compared to the second quarter of fiscal 2022 and approximately 13 percent higher than that of the first quarter of fiscal 2020, prior to the COVID-19 pandemic, indicating a market slow down following two years of favorable market conditions. As of the end of the third quarter of fiscal 2022, the month’s supply of inventory of new homes was eight months, above the 20-year average of six months. For most of the last decade, housing production has lagged population growth and household formation.

We believe our scale, national footprint, strategic supplier relationships, key national customer relationships, and breadth of market leading products and brands position us to serve the residential new construction end market and navigate the changes in the macro-economic environment.

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

Commodity Markets

Our operating results are sensitive to fluctuations in commodity markets, specifically commodity markets for wood-based commodities that we classify as structural products. When prices fluctuate in the commodity markets which impact us, we may immediately adjust the end price of our products to compensate for the changes in market prices, which is common for businesses with inventories impacted by commodity price fluctuations. When we change our prices in response to market fluctuations, we will often see immediate impacts in our operating results. When market prices increase, this impact can be beneficial. Conversely, when market prices decrease, the impact can be negative because we are adjusting the selling prices for inventory often purchased at higher market prices. See Note 2 to the condensed consolidated financial statements and Results of Operations below for discussion of the impact of fluctuations in commodity markets on results for the periods presented.

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
3.Maintain a disciplined capital structure and pursue high-return investments that increase the value of the Company. The Company intends to maintain a disciplined capital structure while at the same time investing in its business to modernize its tractor fleet and distribution facilities and to improve operational performance. The Company also continues to evaluate potential acquisition targets that complement its existing capabilities, grow its specialty products business, increase customer exposure, expand its geographic reach, or a combination thereof. Through October 3, 2022, we have taken the following capital allocation actions, all of which were funded with cash on hand:

•During the three and nine month periods ending October 1, 2022, we invested $12.2 million and $19.1 million, respectively, in capital for our business to improve operational performance and productivity.

•During the first nine months of fiscal 2022, we repurchased 882,346 shares of our common stock for $66.4 million under our share repurchase program, including shares purchased through the ASR Agreement, as defined below, at an average price of $75.28 per share.

•On October 3, 2022, we announced and closed on the acquisition of Vandermeer for $67.0 million, which aligns to our specialty products strategy, establishes a meaningful growth platform in a new geographic area, the Pacific Northwest, increases market penetration in key specialty product categories, and strengthens strategic supplier relationships.

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

Results of Operations
The following table sets forth our results of operations for the third quarter of fiscal 2022 and fiscal 2021:

	Third Quarter of Fiscal 2022	% of Net Sales	Third Quarter of Fiscal 2021	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$1,060,761	100.0%	$970,842	100.0%
Gross profit	189,376	17.9%	153,327	15.8%
Selling, general, and administrative	91,678	8.6%	76,176	7.8%
Depreciation and amortization	6,688	0.6%	6,884	0.7%
Amortization of deferred gains on real estate	(983)	(0.1)%	(984)	(0.1)%
Gains from sales of property	—	0.0%	—	0.0%
Other operating expenses	1,267	0.1%	212	0.0%
Operating income	90,726	8.6%	71,039	7.3%
Interest expense, net	10,444	1.0%	8,313	0.9%
Other expense (income), net	(361)	(0.0)%	(704)	(0.1)%
Income before provision for income taxes	80,643	7.6%	63,430	6.5%
Provision for income taxes	21,134	2.0%	16,232	1.7%
Net income	$59,509	5.6%	$47,198	4.9%

The following table sets forth our results of operations for the first nine month periods of fiscal 2022 and fiscal 2021:

	First Nine Months of Fiscal 2022	% of Net Sales	First Nine Months of Fiscal 2021	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$3,602,445	100.0%	$3,304,224	100.0%
Gross profit	681,835	18.9%	584,891	17.7%
Selling, general, and administrative	274,305	7.6%	238,746	7.2%
Depreciation and amortization	19,952	0.6%	21,429	0.6%
Amortization of deferred gains on real estate	(2,951)	(0.1)%	(2,951)	(0.1)%
Gains from sales of property	(144)	0.0%	(1,287)	(0.0)%
Other operating expenses	2,731	0.1%	1,197	0.0%
Operating income	387,942	10.8%	327,757	9.9%
Interest expense, net	32,992	0.9%	33,690	1.0%
Other expense (income), net	916	0.0%	(1,335)	(0.0)%
Income before provision for income taxes	354,034	9.8%	295,402	8.9%
Provision for income taxes	89,844	2.5%	72,886	2.2%
Net income	$264,190	7.3%	$222,516	6.7%

The following table sets forth net sales by product category for the three and nine month periods ending October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales by product category	(In thousands)		(In thousands)
Specialty products	$724,323	$641,024	$2,280,090	$1,878,835
Structural products	336,438	329,818	1,322,355	1,425,389
Total net sales	$1,060,761	$970,842	$3,602,445	$3,304,224

Percentage of total net sales by product category
Specialty products	68.3%	66.0%	63.3%	56.9%
Structural products	31.7%	34.0%	36.7%	43.1%
Total net sales	100.0%	100.0%	100.0%	100.0%

The following table sets forth gross profit and gross margin percentages by product category for the three and nine month periods ending October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gross profit by product category	(In thousands)		(In thousands)
Specialty products	$151,428	$147,693	$515,781	$421,223
Structural products	37,948	5,634	166,054	163,668
Total gross profit	$189,376	$153,327	$681,835	$584,891

Gross margin % by product category
Specialty products	20.9%	23.0%	22.6%	22.4%
Structural products	11.3%	1.7%	12.6%	11.5%
Total gross margin %	17.9%	15.8%	18.9%	17.7%
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we prepare certain financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). We use these supplemental non-GAAP measures to evaluate financial performance and analyze the underlying trends in our business. We believe these non-GAAP measures are useful because they permit investors to better understand changes over comparative periods by providing financial results that are unaffected by certain items that may not be indicative of ongoing operating performance. While we believe that these non-GAAP measures are useful to investors when evaluating our business, they are not prepared and presented in accordance with GAAP, and therefore should be considered supplemental in nature. These non-GAAP measures should not be considered in isolation or as a substitute for other financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of gross profit, the most directly comparable financial measure as measured in accordance with GAAP, to gross profit, excluding the impact of our lower of cost or net realizable value reserve for the three and nine month periods ending October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
Structural products	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(In thousands)		(In thousands)
Net sales	$336,438	$329,818	$1,322,355	$1,425,389
Gross profit, as reported	37,948	5,634	166,054	163,668
Add: lower of cost or net realizable value reserve	4,087	—	4,087	—
Less: release of lower of cost or net realizable value reserve	$(9,776)	$(16,693)	$—	$—
Gross profit, excluding reserve	$32,259	$(11,059)	$170,141	$163,668
Gross margin %, excluding reserve	9.6%	(3.4)%	12.9%	11.5%

Third Quarter of Fiscal 2022 Compared to Third Quarter of Fiscal 2021

For the third quarter of fiscal 2022, we generated net sales of $1.1 billion, an increase of $89.9 million when compared to the third quarter of fiscal 2021 and overall gross margin percentage increased from 15.8 percent to 17.9 percent year over year. Our third quarter net income was $59.5 million, or $6.38 per diluted share, versus $47.2 million, or $4.74 per diluted share, in the prior-year period. Improvements in pricing of our specialty and structural products was the primary contributor to the increase in our overall sales and profitability year over year.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and industrial products, increased $83.3 million to $724.3 million in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. Strategic pricing of our specialty products throughout the third quarter of fiscal 2022 resulted in improved revenue and gross profit growth, with volume relatively flat, when compared to the prior-year period. Specialty products gross profit increased $3.7 million to $151.4 million, with a year-over-year decline of 210 basis points in specialty gross margin to 20.9 percent for the third quarter of fiscal 2022 compared to 23.0 percent in the third quarter of fiscal 2021. The decrease in specialty gross margin percentage over the prior-year period is primarily attributable to price volatility during the third quarter of fiscal 2022 related to easing supply constraints across certain of our specialty products, particularly millwork.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, increased $6.6 million to $336.4 million in the third quarter of fiscal 2022. The increase in the average framing lumber commodity price of our structural products resulted in the increase of revenue and gross profit for the third quarter of fiscal 2022, with volume relatively flat compared to the prior-year period. Our structural gross margin percentage for the third quarter of fiscal 2022 was 11.3 percent, up from 1.7 percent in the prior-year period, also primarily attributable to the increase in the average framing lumber commodity price of our structural products, as well as our continued improvement in managing structural inventory. Our structural gross margin percentage for the third quarter of fiscal 2022 includes the $5.7 million favorable impact of the partial release of our reserve recorded in the second quarter of fiscal 2022. Our structural gross margin percentage for the third quarter of fiscal 2021 includes the $16.7 million favorable impact of the full release of our reserve recorded in the second quarter of fiscal 2021. Excluding the net impact of the lower of cost or net realizable value reserve, our structural gross margin percentage for the third quarter of fiscal 2022 and 2021 would have been 9.6 percent and (3.4) percent, respectively.

Our selling, general, and administrative expenses increased 20.4 percent, or $15.5 million, compared to the third quarter of fiscal 2021. The increase in selling, general, and administrative expenses is due primarily to an increase of $8.8 million related to key growth and productivity initiatives, an increase in logistical expenses of $5.1 million related to inflation in our delivery costs, including third-party delivery services and fuel costs, and $1.6 million related to higher variable incentive compensation, such as sales commissions and stock compensation. Depreciation and amortization expense decreased $0.2 million compared to the third quarter of fiscal 2021. The decrease in depreciation and amortization is due to a lower base of amortizable and depreciable assets throughout the third quarter of fiscal 2022 when compared to the prior-year period. Other operating expenses increased $1.1 million compared to the third quarter of fiscal 2021 primarily due to restructuring related costs, including severance, incurred in the third quarter of fiscal 2022.

Interest expense, net, increased by 25.6 percent, or $2.1 million, compared to the third quarter of fiscal 2021. The increase is primarily due to capital structure mix changes, as our senior secured notes carry a higher interest rate than our former revolving credit facility.

Our effective tax rate was 26.2 percent and 25.6 percent for the third quarter of fiscal 2022 and 2021, respectively. Our effective tax rate for both periods was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation. Our effective tax rate for the third quarter of fiscal 2021 also benefited from the partial release of our valuation allowance for state net operating loss carryforwards.

For the third quarter of fiscal 2022, our net income increased by 26.1 percent, or $12.3 million, compared to the prior-year period due primarily to an increase in gross profit driven by improvements primarily related to price. This was partially offset by some increases in our operating expenses along with higher interest expense and higher income tax expense.

First Nine Months of Fiscal 2022 Compared to First Nine Months of Fiscal 2021

For the first nine months of fiscal 2022, we generated net sales of $3.6 billion, an increase of $298.2 million when compared to the first nine months of fiscal 2021, and overall gross margin percentage increased from 17.7 percent to 18.9 percent year over year. Our net income for the first nine months of fiscal 2022 was $264.2 million, or $27.82 per diluted share, versus $222.5 million, or $22.91 per diluted share, in the prior-year period. Strategic pricing of our specialty products is the primary contributor to the increase in our overall sales and profitability year over year.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and industrial products, increased $401.3 million to $2.3 billion in the first nine months of fiscal 2022. Strategic pricing of our specialty products during the first nine months of fiscal 2022 resulted in improved revenue and gross profit growth, partially offset by slightly lower volume when compared to the prior-year period, where we saw historically strong demand. Specialty products gross profit increased $94.6 million to $515.8 million, with a year-over-year improvement of 20 basis points in specialty gross margin to 22.6 percent for the first nine months of fiscal 2022 compared to 22.4 percent in the first nine months of fiscal 2021. The increase in specialty gross margin percentage over the prior-year period is primarily attributable to benefits from strategic pricing for our specialty products.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased $103.0 million to $1.3 billion in the first nine months of fiscal 2022. The decrease in wood-based commodity prices of our structural products and slightly lower volume are the primary contributors to the decrease in net sales for the first nine months of fiscal 2022. While our structural gross profit was generally consistent, our structural gross margin percentage for the first nine months of fiscal 2022 increased to 12.6 percent from 11.5 percent in the prior-year period, primarily attributable to strategic structural product management. Our structural gross margin percentage for the first nine months of fiscal 2022 was also impacted by a lower of cost or net realizable value reserve of $4.1 million, net recorded during the nine-month period in response to the decline in wood-based commodity prices. Excluding the impact of the lower of cost or net realizable value reserve, our structural gross margin percentage for the first nine months of fiscal 2022 would have been 12.9 percent, which is an improvement of 140 basis points compared to the prior-year period.

Our selling, general, and administrative expenses increased 14.9 percent, or $35.6 million, compared to the first nine months of fiscal 2021. The increase in sales, general, and administrative expenses is due primarily to increases in logistical expenses of $15.6 million related to inflation in our delivery costs, including third-party delivery services and fuel costs, $14.6 million related to key growth and productivity initiatives, and $5.4 million related to higher variable incentive compensation, such as sales commissions and stock compensation. Depreciation and amortization expense decreased $1.5 million compared to the first nine months of fiscal 2021. The decrease in depreciation and amortization is due to a lower base of amortizable and depreciable assets throughout the first nine months of fiscal 2022 when compared to the prior-year period. The decrease in gains from sales of property in the amount of $1.1 million is due to the sale of our Birmingham property during the first nine months of fiscal 2021, which resulted in a larger gain as compared to the sale of assets previously held for sale during the same period in 2022. Other operating expenses increased $1.5 million compared to the first nine months of fiscal 2021 primarily due to restructuring related costs, including severance, incurred in the first nine months of fiscal 2022.

Interest expense, net, decreased by 2.1 percent, or $0.7 million, compared to the first nine months of fiscal 2021. The decrease is primarily due to $5.8 million in debt issuance costs expensed in the first nine months of fiscal 2021 related to the extinguishment of our former term loan facility, offset by an increase due to capital structure mix changes, as our senior secured notes carry a higher interest rate than our former revolving credit facility. Other expense (income), net, increased $2.3 million compared to the first nine months of fiscal 2021 primarily due to an increase in other non-operating expenses.

Our effective tax rate was 25.4 percent and 24.7 percent for the first nine months of fiscal 2022 and 2021, respectively. Our effective tax rate for both periods was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation. Each period also includes a benefit from the vesting of restricted stock units during the first nine months of fiscal 2022 and 2021. Our effective tax rate for the nine months ended October 2, 2021 also benefited from the partial release of our valuation allowance for state net operating loss carryforwards.

For the first nine months of fiscal 2022, our net income increased by 18.7 percent, or $41.7 million, compared to the prior-year period due primarily to an increase in gross profit driven by strategic pricing related to our specialty products, in conjunction with lower interest expense. This was partially offset by increases in our operating expenses and income tax expense.
Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations and availability of our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future.
Senior Secured Notes
In October 2021, we completed a private offering of $300 million of our six percent senior secured notes due 2029 (the “2029 Notes”), and in connection therewith we entered into an indenture (the “Indenture”) with the guarantors party thereto and Truist Bank, as trustee and collateral agent. The 2029 Notes were issued to investors at 98.625 percent of their principal amount and will mature on November 15, 2029. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under our revolving credit facility, as defined below.
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
As of October 1, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, was $575.8 million under our Revolving Credit Facility. As of January 1, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, was $431.7 million under our Revolving Credit Facility. Our average effective interest rate under the facility was zero percent and 2.6 percent for the quarters ended October 1, 2022 and January 1, 2022, respectively.
The Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the Revolving Credit Facility as of October 1, 2022.
Term Loan Facility
On April 2, 2021, we repaid the remaining outstanding principal balance of our former term loan facility, and, as a result, as of January 1, 2022 and October 1, 2022, we had zero outstanding borrowings under the term loan facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million of debt issuance costs in the first quarter of fiscal 2021 that we were amortizing in connection with our former term loan facility. These costs are included within interest expense, net on the condensed consolidated statements of operations and reported separately as an adjustment to net income in our condensed consolidated statements of cash flows.
There were no prepayment premiums associated with the repayment of indebtedness for the three month period ended October 2, 2021. Prepayment premiums were $0.9 million for the nine month period ended October 2, 2021.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance lease commitments relating to real estate financing transactions that we have completed in recent years. Our finance lease commitments totaled $272.7 million as of October 1, 2022. Of the $272.7 million of finance lease commitments as of October 1, 2022, $243.9 million related to real estate and $28.8 million related to equipment. For the three and nine months ended October 1, 2022, we recognized $3.3 million and $6.0 million, respectively, in new finance leases for tractors acquired as a component of our fleet investment plan. For the three and nine months ended October 2, 2021, we recognized zero and $10.5 million, respectively, in new finance leases for tractors acquired to support our fleet investment plan in fiscal 2021.
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

Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities for the first nine months of fiscal 2022 was $246.0 million, compared to net cash provided by operating activities of $126.9 million in the first nine months of fiscal 2021. The increase in cash provided by operating activities during the first nine months of fiscal 2022 was primarily a result of working capital changes, including the reduction of inventory and accounts receivable, which resulted in $46.8 million and $30.4 million, respectively, more cash provided by operating activities in the current-year period compared to the prior-year period, and the $41.7 million increase in net income for the current-year period compared to the prior-year period.
Investing Activities
Net cash used in investing activities for the first nine months of fiscal 2022 was $18.4 million, compared to net cash used in investing activities of $2.8 million in the first nine months of fiscal 2021. The increase in net cash used in investing activities was primarily due to higher capital investments during the first nine months of fiscal 2022.
Financing Activities
Net cash used in financing activities totaled $83.4 million for the first nine months of fiscal 2022, compared to net cash used in financing activities of $124.0 million for the first nine months of fiscal 2021. The decrease in net cash used in financing activities is primarily due to the net repayment of $65.1 million on our revolving credit facility and the $43.2 million repayment of the remaining outstanding balance on our term loan facility during the first nine months of fiscal 2021, with no such transactions completed in the first nine months of fiscal 2022. This is partially offset by $66.4 million spent repurchasing our common stock under our announced share repurchase program, including the ASR Agreement, as defined below, during the first nine months of fiscal 2022, with no such transactions completed in the first nine months of fiscal 2021.
Stock Repurchase Program
On August 23, 2021, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to repurchase up to $25.0 million of our common stock. During the first quarter of fiscal 2022, we repurchased 81,331 shares of our common stock under this program at an average price of $79.03 per share.

On May 3, 2022, our Board of Directors increased our share repurchase authorization to $100.0 million and we entered into an Accelerated Share Repurchase Agreement (“ASR Agreement”) with Jefferies LLC to repurchase $60.0 million of our common stock. Under the ASR Agreement, we received initial delivery of 553,584 shares of common stock on May 3, 2022 representing approximately 65 percent of the total number of shares of common stock initially underlying the ASR Agreement, based on our closing stock price of $70.45 on May 2, 2022. Final settlement of the shares of common stock repurchased under the ASR Agreement occurred on September 15, 2022 based on the average of the daily volume-weighted average price of our common stock during the repurchase period under the ASR Agreement, less a discount and other adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, we received an additional 247,431 shares of common stock. Under our ASR Agreement, we repurchased a total of 801,015 shares of our common stock at an average price of $74.90 per share.
As of October 1, 2022, we have repurchased a total of 882,346 shares for $66.4 million under our share repurchase program, including shares purchased through the ASR Agreement, at an average price of $75.28 per share and we have a remaining authorization amount of $33.6 million.
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

Selected financial information
	October 1, 2022	January 1, 2022	October 2, 2021
	(In thousands)
Current assets:
Cash and cash equivalents	$229,364	$85,203	$186
Receivables, less allowance for doubtful accounts	360,535	339,637	344,974
Inventories, net	535,979	488,458	436,438
	$1,125,878	$913,298	$781,598

Current liabilities:
Accounts payable	$208,197	$180,000	$210,386
	$208,197	$180,000	$210,386

Operating working capital	$917,681	$733,298	$571,212

Operating working capital of $917.7 million as of October 1, 2022, compared to $733.3 million as of January 1, 2022, increased by approximately $184.4 million. The increase in operating working capital is primarily driven by an increase in cash due to our improved operating performance, including increased net income, as well as an increase in inventory, which continues to be affected by the inflationary environment for building products, and an increase in accounts receivable from our continued increase in net sales. The net increase in current assets was partially offset by an increase in accounts payable, also affected by the inflationary environment for building products.
Operating working capital of $917.7 million as of October 1, 2022, compared to $571.2 million as of October 2, 2021, increased by $346.5 million. The increase in operating working capital is primarily driven by an increase in cash due to our improved operating performance, including increased net income, as well as an increase in inventory, which continues to be affected by the inflationary environment for building products, and an increase in accounts receivable from our continued increase in net sales. Additionally, lower accounts payable contributed to higher operating working capital due to timing of cash disbursements.

Investments in Property and Equipment

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets are included in property and equipment, at cost on our condensed consolidated balance sheet. For the first nine months of fiscal 2022, we invested $25.1 million in long-lived assets primarily related to investments in our distribution branches and to a lesser extent, upgrading our fleet, which includes $19.1 million in cash investments and $6.0 million in new finance leases recognized for tractors acquired as a component of our fleet investment plan.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the third quarter of fiscal 2022, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended January 1, 2022. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, "Item 1A.Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for each month of the quarter ended October 1, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4)
July 3 - August 6	50,539	71.08	—	33,572,690
August 7 - September 3	278	77.12	—	33,572,690
September 4 - October 1	247,431	74.90	247,431	33,572,690
Total	298,248		247,431

(1) Shares repurchased during the first two months of the quarter ended October 1, 2022 represents shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

(2) The average price paid for shares purchased in connection with the final settlement of the ASR Agreement, as defined below, is based on the average of the daily volume-weighted average price of our common stock during the repurchase period, less a discount and other adjustments pursuant to the ASR Agreement.

(3) On May 3, 2022, we entered into an Accelerated Share Repurchase Agreement (“ASR Agreement”) with Jefferies LLC to repurchase $60.0 million of our common stock. The ASR Agreement settled on September 15, 2022, and at settlement, we received an additional 247,431 shares of common stock.

(4) On May 3, 2022, our Board of Directors increased our share repurchase authorization to $100.0 million. With the remaining availability under this authorization, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: November 1, 2022	By:	/s/ Kelly C. Janzen
Kelly C. Janzen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2022	By:	/s/ Adam K. Bowen
Adam K. Bowen
Vice President and Chief Accounting Officer
(Principal Accounting Officer)