Form 10-K
period 2022-12-31
BlueLinx Holdings Inc.
filed 2023-02-21
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 2, 2022, was $663,925,209, based on the closing price on the New York Stock Exchange of $69.29 per share on July 1, 2022.
As of February 17, 2023, the registrant had 9,058,661 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference to the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2022.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2022

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us,” and “our” refer to BlueLinx Holdings Inc. and its wholly-owned subsidiaries. Reference to “fiscal 2022” refers to the 52-week period ending December 31, 2022. Reference to “fiscal 2021” refers to the 52-week period ended January 1, 2022. Reference to “fiscal 2020” refers to the 53-week period ended January 2, 2021.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements. Forward-looking statements include, without limitation, any statements that predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “could,” “expect,” “estimate,” “intend,” “may,” “project,” “plan,” “should,” “will,” “will be,” “will likely continue,” “will likely result” “would,” or words or phrases of similar meaning. Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties include those discussed under the heading “Risk Factors” in Part I, Item 1A, those discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and those discussed elsewhere in this report and in future reports that we file with the Securities and Exchange Commission. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. All forward-looking statements are made only as of the date hereof, and we expressly disclaim any obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

PART I
ITEM 1.  BUSINESS
General
BlueLinx is a leading wholesale distributor of residential and commercial building products in the United States. We are a “two-step” distributor. Two-step distributors purchase products from manufacturers and distribute those products to dealers and other suppliers in local markets, who then sell those products to end users. We carry a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. We also provide a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for our customers and suppliers, while enhancing their marketing and inventory management capabilities.
We have a strong market position and a broad geographic coverage footprint servicing all 50 states, where we maintain locations that serve 75 percent of the highest growth metropolitan statistical areas as it relates to forecasted housing starts and repair and remodel spend. With the strength of a locally focused sales force, we distribute a comprehensive range of products from over 750 suppliers. Our suppliers include some of the leading manufacturers in the industry, such as Allura, Arauco, Fiberon, Georgia-Pacific, Huber Engineered Woods, James Hardie, Louisiana-Pacific, Oldcastle APG, Ply Gem, Roseburg, Royal and Weyerhaeuser. We supply products to a broad base of customers including national home centers, pro dealers, cooperatives, specialty distributors, regional and local dealers and industrial manufacturers. Many of our customers serve residential and commercial builders, contractors and remodelers in their respective geographic areas and local markets.
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
On October 3, 2022, we completed the acquisition of Vandermeer Forest Products, Inc. (“Vandermeer”). Vandermeer is a premier wholesale distributor of building products. Vandermeer was founded in 1972 and serves more than 250 customers across the Pacific Northwest, Alaska, Hawaii, British Columbia and Alberta from distribution facilities in Kent, Spokane, and Marysville, Washington. The acquisition of Vandermeer added three distribution facilities in the State of Washington and provides direct access to Seattle and Portland, two of the top 15 highest growth repair and remodel and new construction markets in the United States. Additionally, following the acquisition, we now have coast-to-coast reach and serve all 50 states. Vandermeer’s product offering and sales mix are similar to ours, with specialty products contributing to the majority of its revenue and gross profit. We believe this acquisition aligns to our specialty products strategy, establishes a meaningful growth platform in the Pacific Northwest, increases our market penetration in key specialty product categories, such as siding and engineered wood, and strengthens strategic supplier relationships.
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
2.Migrate sales mix toward higher-margin specialty product categories. The Company is pursuing a revenue mix increasingly weighted toward higher-margin, specialty product categories such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products. Additionally, the Company is expanding its value-added service offerings designed to simplify complex customer sourcing requirements, together with marketing, inventory and pricing services afforded by the Company’s national platform.

3.Maintain a disciplined capital structure and pursue high-return investments that increase the value of the Company. The Company is maintaining a disciplined capital structure while at the same time investing in its business to modernize its distribution facilities, as well as its tractor and trailer fleet, and to improve operational performance. The Company also continues to evaluate potential acquisition targets that complement its existing capabilities, grow its specialty products business, increase customer exposure, expand its geographic reach, or a combination thereof. During the 2022 fiscal year, we allocated $169.3 million of capital towards the following transactions, all of which were funded with cash on hand:
•We completed the acquisition of Vandermeer for a total of $67.0 million, which aligns to our specialty products strategy, establishes a meaningful growth platform in the Pacific Northwest, increases market penetration in key specialty product categories, and strengthens strategic supplier relationships. The purchase price of $67.0 million includes $63.4 million for the business and $3.6 million for a distribution facility and real estate located in Spokane, Washington, which was acquired in this transaction. This transaction is discussed in more detail in Note 2, Business Combination.
•We invested $35.9 million in capital for our business to improve operational performance and productivity.
•We repurchased 882,346 shares of our common stock for $66.4 million under our share repurchase program at an average price of $75.28 per share. Of the 882,346 shares we repurchased, 801,015 shares were repurchased through an accelerated share repurchase program.
As a component of our decision to terminate the BlueLinx Corporation Hourly Retirement Plan (“the Plan”), we also contributed $11.1 million to the Plan. In exchange for our contributions, we reacquired two real estate properties that were previously contributed to the Plan. This transaction is discussed in more detail in Note 11, Employee Benefits.
Products and Services
We distribute products in two principal categories: specialty products and structural products. Specialty products, which represented approximately 65 percent, 59 percent, and 60 percent of our fiscal 2022, fiscal 2021, and fiscal 2020 net sales, respectively, include primarily engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products. In some cases, these products are branded by us. Structural products, which represented approximately 35 percent, 41 percent, and 40 percent of our fiscal 2022, fiscal 2021, and fiscal 2020 net sales, respectively, include lumber, plywood, oriented strand board, rebar, and remesh and other wood products primarily used for structural support in construction projects. Our structural products are commodity products.
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
Distribution Channels
We sell products through three main distribution channels, consisting of warehouse sales, reload sales, and direct sales. Warehouse sales, which generate the majority of our sales, are delivered from our warehouses to our customers. Reload sales are similar to warehouse sales but are shipped from non-warehouse locations, most of which are operated by third-parties, where we store owned products to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Together, warehouse and reload sales accounted for approximately 82 percent, 81 percent, and 83 percent of our fiscal 2022, fiscal 2021 and fiscal 2020 gross sales, respectively.
Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel, however, requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 18 percent, 19 percent, and 17 percent of our fiscal 2022, fiscal 2021, and fiscal 2020 gross sales, respectively.

Human Capital
Our Commitment to Diversity, Equity, and Inclusion
We are committed to diversifying our workforce to ensure that our associates feel like they matter. We realize the value that diversity, equity and inclusion bring to our business. As of December 31, 2022, employees that identify as female represented 15 percent of our associate population, 14 percent of our executive leadership team, and 25 percent of our Board of Directors. Additionally, employees that identify as racially or ethnically diverse represented 28 percent of our associate population, 43 percent of our executive leadership team, and 13 percent of our Board of Directors. We are committed to managing the business in a manner that fosters diversity, equity, and inclusion.
We also use our compensation review process, our compensation framework, and third-party compensation data in an effort to compensate associates in the same job, level and location fairly regardless of gender, race and ethnicity. If we identify discrepancies between actual compensation and our policies, we take action to make pay adjustments to close identified gaps. In addition, during fiscal 2022, we activated seven employee resource groups that facilitate social, development, and community interaction in our workforce to foster a more inclusive culture.
Our Associates
Our associates are the foundation of our business. BlueLinx has a high-performance culture where associates are expected to live by our core values of teamwork, continuous improvement and integrity each and every day. As of December 31, 2022, we employed approximately 2,100 associates and less than one percent of our associates are employed on a part-time basis. Approximately 16 percent of our associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Five CBAs covering approximately five percent of our associates are up for renewal in fiscal 2023, which we expect to renegotiate by the end of fiscal 2023.
We strongly believe that our corporate culture depends on our associates’ engagement and understanding of their contribution to the achievement of our strategic imperatives, vision, and mission. We also seek to connect our leaders across regions and provide them with opportunities to enable collaboration and to connect with the larger organization. In addition to prioritizing regular communications, we are conducting quarterly employee surveys to monitor our culture and employee engagement, while seeking feedback on what is going well and where we can focus our efforts to do more. Our more extensive annual Company survey had participation from approximately 76 percent of our associates in fiscal 2022, representing a wide cross section of our associate population.
Our CEO, along with other executives, conducts periodic leadership town halls where associates are invited to engage with senior leadership and also engages directly with associates through facility visits.
During fiscal 2022, we continued to invest in our people, and in programs and systems designed to meet the increased demand for talent in a dynamic marketplace. For instance, we are increasing our investments in our benefits programs, which included new and improved medical plans with lower deductibles, out of pocket maximums, free and unlimited virtual mental health counseling, enhanced life insurance benefits, and improved short-term disability benefits starting in 2023. We also continued our periodic talent reviews to further our succession planning and launched new career development programs.
As a part of our investment in the Company’s associates and for the second year in a row, in December 2022 and in recognition of our performance and the contribution of our associates, we announced that all eligible hourly and salaried employees would receive a discretionary year-end bonus consisting of time-based restricted stock units with a one-year vesting period.
Safety
We are committed to providing a safe and healthy working environment for our associates. In addition to implementing COVID-19 protocols during the pandemic, we have established uniform safety and compliance procedures for our operations and implemented measures designed to prevent workplace injuries. Our proactive safety programs focus on job hazard identification and prevention, coupled with extensive on-going job-specific training. For example, material handlers and Department of Transportation (“DOT”)-registered drivers follow a monthly individualized training curriculum, including knowledge testing, for injury and accident prevention. In addition, depending on the nature and requirements of their role, new hires and contract employees undergo safety training along with specific hands-on training during their initial onboarding. We also administer post injury/accident corrective action supplemental training as needed and dictated by our root cause investigations. Accidents and injuries are investigated with corrective actions implemented locally and communicated to key operations personnel across the enterprise to help prevent future occurrences. During fiscal 2022, in order to enhance the safety of our fleet, we made a significant investment in curtainside trailers that cover and enclose the materials during transit. Our newest tractors are equipped with collision avoidance systems, dashboard cameras, speed monitoring, blind spot detection and lane departure warning technology, and disc-type brakes to improve stopping distance and driver control. We plan to continue to make significant investments in upgrading our fleet into fiscal 2023 and beyond.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry, such as weather conditions and other seasonal factors. The first and fourth quarters are typically our lower volume quarters due to the impact of unfavorable weather on the residential repair and remodel and residential new home construction markets. Our second and third quarters are typically our higher volume quarters, reflecting an increase in repair and remodel and residential new home construction, due to more favorable weather conditions.
During the novel coronavirus (“COVID-19”) pandemic, our typical patterns of seasonality changed, largely due to increased demand for our products. Milder weather in the latter part of 2021 also contributed to our traditional summer patterns continuing into the fourth quarter. We experienced a change in our typical seasonality trends during the first half of 2022 due to certain lagging effects of COVID-19, including supply constraints and reduced manufacturing output, which impacted normal supply and demand for our products. While there is uncertainty surrounding certain macro-economic environment developments that may impact our seasonality trends, we expect to return to more normalized seasonality trends in the near term given recent easing supply constraints and increased manufacturing output.
Climate Change
Climate change presents potential risks and uncertainties for us. Weather-related events, such as hurricanes, tornadoes or extreme temperature changes, can impact our operations and result in lost production, supply chain disruptions and increased material costs. Some of our distribution centers are located in areas at greater risk of tornadoes, hurricanes, and floods. In addition, the availability and price of the products we buy and sell may fluctuate during prolonged periods of heavy rain or drought, fires or other unpredictable weather events. While unpredictable weather and other changes in climate can have a negative impact on our business, changes in climate also could result in more accommodating weather patterns for longer periods of time in certain areas. Extended periods of favorable weather can result in an increase in construction, and a corresponding increase in the demand for our products. In addition, our operations could in the future be subject to regulations related to climate change. To the extent that climate-related risks materialize, and if we are unprepared for them, we may incur unexpected costs, which could have a material effect on our financial results of operations. See Item 1A, Risk Factors for further discussion of the risks posed by climate change.
Sustainability
In addition to participating in the Forestry Stewardship Council, an organization promoting environmentally appropriate, socially beneficial, and economically viable management of the world’s forests, we plan to invest in electric forklifts during fiscal 2023 to use in certain locations and expect to purchase more in the future. We continue to make progress on utilizing more fuel-efficient tractors in our fleet. We are also replacing our warehouse lighting systems with more environmentally friendly lighting solutions and reducing our landfill waste by prioritizing recycling options, where available.
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
Governmental Regulations
The Company is subject to various federal, state, provincial, and local laws, rules, and regulations. We are subject to the requirements of the U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”). In order to maintain compliance with applicable OSHA requirements, we have established uniform safety and compliance procedures for our operations, and implemented measures designed to prevent workplace injuries. Our safety programs focus on job hazard identification and prevention, coupled with extensive on-going job-specific training. For example, material handlers and DOT-registered drivers follow a monthly individualized training curriculum, with knowledge testing, for injury and accident prevention. In addition, new hires and contract employees undergo safety training during their initial onboarding. We also administer post injury/accident corrective action supplemental training as needed and dictated by our investigations. Accidents and injuries are investigated with corrective actions implemented locally and communicated to key operations personnel across the enterprise to help prevent future occurrences. As discussed above, in order to enhance the safety and capabilities of our fleet, we made significant investments in upgrading our fleet in fiscal 2022.
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
Significant Recent Transactions and Developments
Share Repurchase Program
On August 23, 2021, our Board of Directors approved a stock repurchase program pursuant to which authorized us to repurchase up to $25.0 million of our common stock. During the first quarter of fiscal 2022, we repurchased 81,331 shares of our common stock under this program at an average price of $79.03 per share. On May 3, 2022, our Board of Directors increased our share repurchase authorization to $100.0 million and we entered into an Accelerated Share Repurchase Agreement (“ASR Agreement”) with Jefferies LLC to repurchase $60.0 million of our common stock. Under the ASR Agreement, we received initial delivery of 553,584 shares of common stock on May 3, 2022 representing approximately 65 percent of the total number of shares of common stock initially underlying the ASR Agreement, based on our closing stock price of $70.45 on May 2, 2022. Final settlement of the shares of common stock repurchased under the ASR Agreement occurred on September 15, 2022 based on the average of the daily volume-weighted average price of our common stock during the repurchase period under the ASR Agreement, less a discount and other adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, we received an additional 247,431 shares of common stock. Under our ASR Agreement, we repurchased a total of 801,015 shares of our common stock at an average price of $74.90 per share.
As of December 31, 2022, we have repurchased a total of 882,346 shares for $66.4 million under our $100.0 million share repurchase program, including 801,015 shares purchased through the ASR Agreement, at an average price of $75.28 per share and we have a remaining authorization amount of $33.6 million.
Acquisition of Vandermeer
On October 3, 2022, we completed the acquisition of Vandermeer Forest Products, Inc. (“Vandermeer”). In the transaction, we acquired all of the outstanding capital stock of Vandermeer for an aggregate purchase price of approximately $63.4 million, on a debt-free, cash-free basis, subject to customary post-closing adjustments in respect of net working capital, cash, transaction expenses and indebtedness. In addition, we acquired Vandermeer’s Spokane, Washington distribution facility and related real estate from the sole shareholder of Vandermeer for approximately $3.6 million, resulting in an aggregate purchase price of $67.0 million for the business and real property, which we funded with cash on hand. For further information about this acquisition, see Note 2, Business Combination.
Purchase of Real Estate Properties Previously Contributed to the BlueLinx Defined Benefit Pension Plan
In October 2022, we notified participants of the BlueLinx Corporation Hourly Retirement Plan (the “plan”) that, after careful consideration, we intended to terminate the plan and transfer the management and delivery of continuing benefits associated with the plan to a highly rated and qualified insurance company with pension termination experience. The process for terminating a pension plan involves several regulatory steps and approvals, and typically takes 12 to 18 months to complete.
During fiscal 2013, and as previously disclosed, we contributed two properties to the plan in lieu of a cash contribution and entered into a lease for each of these properties. As a component of our plan to terminate the plan, we repurchased these two real estate properties that were held by the plan for $11.1 million, which terminated the associated leases. The repurchase in 2022 included certain land and buildings, located in Charleston, S.C. and Buffalo, N.Y., valued at approximately $11.1 million by independent appraisals prior to the purchase. At the time of repurchase, we were leasing the contributed properties from the plan for an initial term of 20 years with two five-year extension options and had continued to use the properties in our distribution operations since their contribution in fiscal 2013. Each lease provided us a right of first refusal on any subsequent sale by the plan and a repurchase option. At the time of our initial contribution of the properties, the plan engaged an independent fiduciary who managed the properties on behalf of the plan. The plan’s independent fiduciary evaluated the property purchase on behalf of the plan and negotiated the terms of the sale. The repurchase amount is included in pension contributions within the operating activities section of our consolidated statements of cash flow for the year ended December 31, 2022. This transaction is discussed in more detail in Note 11, Employee Benefits.
Securities Exchange Act Reports
The Company maintains a website at www.BlueLinxCo.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports, and amendments to those reports, that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended. These include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements. Additionally, our code of ethical conduct, the board committee charter for each of our audit committee, human capital and compensation committee, and nominating and governance committee, and our corporate governance guidelines are available on our website. If we amend our code of ethical conduct, or grant any waiver, including any implicit waiver, for any board member, our chief executive officer, our chief financial officer, or any other executive officer, we will disclose such amendment or waiver on our website.
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
Our business has experienced, and is likely to continue experiencing, cycles relating to industry capacity and general economic conditions. For example, during early 2022, availability of certain building products we distribute was impacted by supply constraints driven by the COVID-19 pandemic, which affected the market price of the commodity and commodity-based specialty products we buy and distribute. The length and magnitude of these cycles can vary over time and by product. Prices for our products are driven by many factors, including general economic conditions, demand for our products and competitive conditions in the industries within which we compete, and we have little influence over the timing and extent of price changes, which may be unpredictable and volatile. If supply exceeds demand, prices for our products could decline, and our results of operations, cash flows, and financial condition could be adversely affected. Certain published indices (including those published by Random Lengths (“RL”)) contribute to the setting of selling prices for some of our products. Although RL is a widely circulated source of information for the wood products industry, it may not accurately reflect changes in market conditions for our products. Changes in how RL is maintained, or other indices are established or maintained, could adversely impact the selling prices for these products.
In addition to the specialty building products we distribute such as engineered wood, siding, millwork, industrial products, and outdoor living, many of the other building products that we distribute, including oriented strand board, plywood, lumber, and rebar, are commodities that are widely available from other distributors or manufacturers, with prices and volumes determined frequently in an auction market based on participants’ perceptions of short-term supply and demand factors. Prices of commodity products can be volatile as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation, and trade policies, periodic delays in the delivery of products and inventory levels in various distribution channels. Short-term increases in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs for our products.
At times, the sale price for any one or more of the products we produce or distribute may fall below our purchase costs, requiring us to incur losses on product sales. Although we seek to recover increases in prices from our suppliers through price increases in our products, we may not be able to successfully do so. Any increase in prices from our suppliers that is not offset by an increase in our prices could adversely affect our impact our operating results.
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
We are currently experiencing an uncertain inflationary environment. An inflationary environment can increase the cost of products we purchase. However, economic conditions and market factors may make it difficult for us to raise our prices enough to keep up with the rate of inflation, which could reduce our profit margins or reduce the number of customers who can purchase our products. If the current inflationary environment continues or worsens, we may not be able to adjust the pricing we charge for our products to offset increasing product costs, which would adversely impact our results of operations and cash flows.

Our earnings are highly dependent on volumes.
Our earnings are highly dependent on volumes, which are dependent on both the housing cycle, as well as our execution. In addition, selling commoditized products that are subject to fluctuating prices make it difficult to predict our financial results with any degree of certainty. Commodity price inflation or deflation can increase or decrease our gross margins on relatively consistent year over year structural sales volumes, depending on the degree of commodity price change. Any failure to maintain, or increase volumes, alone or combined with margin fluctuations due to price inflation or deflation, which would impact the purchase and/or selling price of our products, could adversely affect our results of operations, cash flows, and financial condition.
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
Our business depends to a significant degree on residential repair and remodel activity levels. Historically, residential repair and remodeling activity has decreased in slow economic periods. General economic weakness, inflation, elevated unemployment levels, mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing, home equity value declines and lower housing turnover all limit consumers’ spending, particularly on discretionary items, and affect their confidence level leading to reduced spending on home improvement projects. Depressed activity levels in consumer spending for home improvement construction would adversely affect our business, liquidity, results of operations, and financial position. Furthermore, economic weakness causes unanticipated shifts in consumer preferences and purchasing practices, and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer, and, in turn, our customers and could adversely affect our operating performance.
Our business is also dependent on the new residential construction market and, in particular, single family home construction. Factors impacting the level of activity in the residential new construction markets include increases in interest rates, inflation, unemployment rates, housing inventory, high foreclosure rates and unsold/foreclosure inventory, availability of financing and mortgages, labor costs and availability, vacancy rates, local, state and federal government regulation (including mortgage interest deductibility and other tax laws), weakening in the U.S. economy or of any regional or local economy in which we operate, availability of supplies, consumer demand and preferences, and shifts in populations away from the markets that we serve, all of which are beyond our control. Weakness in new residential construction due to any or all of these factors would have a material adverse effect on our business, financial condition, and operating results, and these factors may also result in fluctuations in our operating results As a result, our results for any historical period may not be indicative of results for any future period.

In addition, we extend credit to numerous customers who are generally susceptible to the same economic business risks that we are. Unfavorable housing market conditions could result in financial failures of one or more of our significant customers. Furthermore, we may not be aware of deterioration in our customers’ financial position. If our larger customers’ financial positions were to become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our operating results, cash flows, and liquidity.
Consolidation among competitors, suppliers, and customers could negatively impact our business.
Our competitors continue to consolidate. Among other things, this consolidation is being driven by customer needs and supplier capabilities, which could cause markets to become more competitive as greater economies of scale are achieved by distributors. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer distributors as the remaining distributors become larger and capable of being consistent sources of supply. There can be no assurance that we will be able to take advantage effectively of this trend toward consolidation. The trend in our industry toward consolidation could make it more difficult for us to gain or retain market share or maintain operating margins.
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
Our dependence on international suppliers and manufacturers for certain products exposes us to risks that could affect our financial condition and expose us to certain additional risks.
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
Operating Risks
Our strategy includes pursuing acquisitions. We may be unsuccessful in making and integrating mergers, acquisitions and investments.
The integration of acquisitions can involve significant anticipated and unanticipated operational challenges, including integrating different computer, enterprise resource planning, and accounting systems, integrating physical facilities and inventories, and integrating businesses and corporate cultures into our business. Addressing these challenges requires the attention of management and the diversion of resources from existing operations. Our failure to manage these operational challenges effectively and at anticipated costs could result in disruptions in overall operating performance and deficiencies in customer service of the combined business. These disruptions and deficiencies could lead to increased costs, order and delivery errors, inventory and billing errors, the loss of employees, or the loss of customers, suppliers, or products either overall or in certain markets, which could adversely affect our financial condition, operating results, and cash flows.
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
The operations at our distribution facilities may be interrupted or impaired by various operating risks, including, but not limited to, risks associated with catastrophic events, such as war, fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornados and droughts, whether a result of climate change or otherwise, pandemics, or other similar occurrences; interruptions in the delivery of products via railroad or other inbound transportation means; adverse government regulations; equipment breakdowns or failures; prolonged power failures; unscheduled maintenance outages; information system disruptions or failures due to any number of causes; violations of our permit requirements or revocation of permits; releases of pollutants and hazardous substances to air, soil, surface water or ground water; disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels; shortages of equipment or spare parts; and labor disputes and shortages.
We may be unable to effectively manage our inventory relative to our sales volume or as the prices of the products we distribute fluctuate, which could affect our business, financial condition, and operating results.
We purchase most of our products directly from manufacturers, which are then sold and distributed to customers. We must maintain, and have adequate working capital to purchase sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchases accordingly. In periods characterized by significant changes in the overall economy and activity in the residential and commercial building and home repair and remodel industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Such issues and risks can be magnified by the diversity of product mix our distribution centers carry across multiple major product categories. Excessive increases in the market prices of certain building products can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition, and operating results.
We are subject to information technology security risks and business interruption risks and may incur increasing costs in an effort to minimize and/or respond to those risks.
Our business employs information technology systems to secure confidential information, such as employee personal data. With the rapidly evolving sophistication of cyber-attacks, we may not be able to anticipate, prevent or mitigate our cybersecurity risks. Any compromise of our security could result in a loss or misuse of our confidential information, violation of applicable privacy and other laws, significant legal and financial exposure, theft, damage to our reputation, interruption of our business operations, and a loss of confidence in our security measures, any of which could harm our business. We may also be susceptible to phishing attacks, malware, ransomware, denial of service, and other attacks that could adversely affect our information technology systems. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. As cyber-attacks become more sophisticated, we may incur significant costs to strengthen our systems from outside intrusions, and/or obtain insurance coverage related to the threat of such attacks.
Additionally, our business is reliant upon information technology systems to, among other things, manage and route our sales calls, manage inventories and accounts receivable, make purchasing decisions, monitor our results of operations, place orders with our vendors and process orders from our customers. These systems may be vulnerable to natural disasters, telecommunications or equipment failures, power outages and similar events, employee errors or to intentional acts of misconduct, such as security breaches or cyber-attacks. The occurrence of any of these events or acts, or any other unanticipated problems, could result in damage to or the unavailability of these systems. Such damage or unavailability could, despite any existing disaster recovery and business continuity arrangements, interrupt the availability of one or more of our information technology systems. We have from time to time experienced such disruptions and they may occur in the future. Disruptions in these systems could materially impact our ability to buy and sell our products, as well as generally operate our business, which could reduce our revenue.

Our success depends on our ability to attract, train, and retain highly qualified associates and other key personnel while controlling related labor costs.
In order to be successful, we must attract, train, and retain a large number of highly qualified associates while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including labor availability, prevailing wage rates and health and other insurance costs.
In many of our markets, highly qualified associates are in high demand and we compete with other businesses for these associates and invest resources in training and incentivizing them. In particular, there is significant competition for qualified drivers in the transportation industry and increasingly more stringent regulatory requirements. There can be no assurance that we will be able to attract or retain highly qualified associates in the future, including those employed by companies we may acquire.
As a result of labor shortages, particularly among our drivers and material handlers, we could be required to utilize temporary or contract labor. Using temporary or contract labor typically requires higher cost, and temporary or contract labor may be less productive than full-time associates. In addition, a shortage of qualified drivers could require us to increase driver compensation, let trucks sit idle, utilize third-party freight more so than normal, utilize less experienced drivers, or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.
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
We are also from time to time subject to casualty, contract, tort, and other claims relating to our business, the products we have distributed in the past or may in the future distribute, and the services we have provided in the past or may in the future provide, either directly or through third parties. In addition, operating hazards, such as delivering and unloading products, operating large machinery and driving hazards, which are inherent in our business and some of which may be outside of our control, can cause personal injury and loss of life, damage to or destruction of property, plant, and equipment and environmental damage.
We cannot predict or, in some cases, control the costs to defend or resolve such claims. We cannot assure our ability to maintain suitable and adequate insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities, and the cost of any product liability or other proceeding, even if resolved in our favor, could be substantial. Additionally, we do not carry insurance for all categories of risk that our business may encounter. Any significant uninsured liability may require us to pay substantial amounts. There can be no assurance that any current or future claims will not adversely affect our financial position, cash flows, or results of operations.
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
As of December 31, 2022, we employed approximately 2,100 associates and less than one percent of our associates are employed on a part-time basis. Approximately 16 percent of our associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Five CBAs covering approximately five percent of our associates are up for renewal in fiscal 2023, which we expect to renegotiate by the end of fiscal 2023.
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
We are subject to various federal, state, local, and other laws and regulations, including, among other things, transportation regulations promulgated by the Department of Transportation (“DOT”) and Federal Motor Carrier Safety Administration (“FMCSA”), work safety regulations promulgated by Occupational Safety and Health Administration, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission, regulations of the U.S. Department of Labor and Federal Trade Commission, regulations issued by the SEC, accounting standards issued by the Financial Accounting Standards Board (“FASB”) or similar entities, and state and local zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results, and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and substantial fines and penalties that could adversely affect our financial condition, operating results, and cash flows.
Our transportation operations, upon which we depend to distribute products from our distribution centers, are subject to the regulatory jurisdiction of the DOT and the FMCSA, which have broad administrative powers with respect to our transportation operations. More restrictive regulatory limitations, including those on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, may increase our selling, general and administrative expenses and adversely affect our financial condition, operating results, and cash flows. If we fail to comply adequately with such regulations or such regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action, including imposing fines or shutting down our operations, or we could be subject to increased audit and compliance costs. If any of these events were to occur, our financial condition, operating results, and cash flows could be adversely affected.
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
The effect of global pandemics, such as COVID-19, and other widespread public health crises and governmental rules and regulations and our policies related to such may adversely affect our business and results from operations.
Public health crises, pandemics, and epidemics, such as COVID-19, have impacted. our operations and financial performance. The extent of the effect of COVID-19 variants on our operational and financial performance in future periods will depend on future developments, which cannot be predicted with confidence, including the duration, scope and severity and spread of such COVID-19 variants, the actions taken to contain or mitigate its impact, and direct and indirect economic effects of such and related containment measures, among others.
Additionally, implementation of these rules, future rules, or our own vaccination policies, as well as navigating conflicts between state, local and federal rules, could cause us to experience additional challenges in retaining our employees. Regulatory impacts from these rules, or future rules, requiring Company-wide polices could impact us in a significant way. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other operating inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our results of operations, cash flows and financial condition, and the trading price of our common stock may be adversely impacted.
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
•supply chain disruptions, including those caused by the spread of contagious illness and geopolitical risks;
•the highly competitive nature of our industry;
•the commodity nature of many of our products and their price movements, which are driven largely by capacity utilization rates and industry cycles that affect supply and demand;
•the cessation or reduction of supplier incentive programs, such as supplier rebates and/or deviation programs, and/or our inability to collect supplier incentives due to us;
•disintermediation;
•the impact of actuarial assumptions and regulatory activity on pension costs and pension funding requirements;
•our creditworthiness in addition to the financial condition and creditworthiness of our customers;
•our indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;
•cost of compliance with government regulations;

•adverse customs and tariff rulings including those relating to anti-dumping, countervailing duty, or circumvention investigations;
•protectionist trade policies and import tariffs;
•labor disruptions, shortages of skilled and technical labor, or increased labor costs;
•the impact of inflation, which may arise from changes in the economic environment;
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
As of December 31, 2022, we had no outstanding debt under our revolving credit facility, and approximately $300.0 million of debt outstanding under our senior secured notes. Additionally, as of December 31, 2022, outstanding commitments under our finance leases were approximately $273.1 million. Our level of indebtedness could still have considerable consequences to our financial condition and operating results. For example, our indebtedness could:
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
If we fail to comply with these covenants and restrictions, a default may allow the creditors under the relevant instruments to accelerate the related debts and to exercise their remedies under these agreements, which typically will include the right to declare the principal amount of that debt, together with accrued and unpaid interest, and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt, and to terminate any commitments they had made to supply further funds. Refer to Note 9, Long-Term Debt, for further details.
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
If the cost of fuel, third-party freight or other energy prices increase or availability of third-party freight providers is reduced, our results of operations could be adversely affected.
Petroleum and energy prices and availability of petroleum products are subject to political, geopolitical, economic, and market factors that are outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events or natural disasters may cause the price of fuel to increase or the availability of fuel to decrease. Within our business units, we deliver products to our customers primarily via our fleet of trucks, which we fuel both onsite and through street fuel programs We also utilize third-party freight providers to deliver our products and the costs associated with them could affect the expense incurred to deliver products to our customers. Our operating profit may be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices or third-party freight costs through increased prices or fuel surcharges to our customers. Besides trying to pass fuel costs to customers, we have at times entered into forward purchase contracts for fuel used at some of our facilities that protect against fuel price increases. If shortages occur in the supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers or otherwise protect ourselves by entering into forward purchase contracts, then our results of operations would be adversely affected.
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
As of December 31, 2022, we had $56.2 million in net deferred tax assets. These deferred tax assets include temporary differences arising from such items as property, plant and equipment, accrued compensation, and accounting reserves related to inventory and other items in conjunction with net state operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings, and tax planning strategies. For example, we were required to evaluate and maintain reasonable valuation allowances against our remaining state net operating loss carryforwards against our U.S. deferred tax assets as of December 31, 2022. These valuation allowances are calculated based on the probability that we will not realize taxable income in the states in which we carry net operating loss carryforwards in a time suitable to take advantage of them. If we determine in the future that there is not sufficient positive evidence to support the remaining valuation of our deferred tax assets, either due to Part 1, Item 1A, Risk Factors described herein or other factors which may impact our net operating carryforwards or other components of our deferred tax assets such as our temporary differences which may arise from tax legislation which we cannot foresee, we may be required to further adjust the valuation allowance to reduce our deferred tax assets, in specific areas or in total. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.
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
Borrowings under our revolving credit facility bear interest at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same. Although we may elect in the future to take certain actions to reduce interest rate volatility in connection with our variable rate borrowings, we cannot provide assurances that we will be able to do so or that those actions will be effective. Our revolving credit facility includes available interest rate options based on the London Inter-bank Offered Rate (“LIBOR”), which will be discontinued as an available rate option after June 30, 2023. Under the terms of the facility, LIBOR will be replaced with the Secured Overnight Financing Rate (“SOFR”) with respect to the applicable variable rate interest options thereunder, with effect on or before June 30, 2023. There can be no assurances as to whether SOFR will be a more or less favorable reference rate than LIBOR, and the consequences of replacing LIBOR with SOFR cannot be entirely predicted. However, at this time, we do not believe that the replacement of LIBOR by SOFR as a reference rate in our revolving credit facility will have a material adverse effect on our financial position or materially affect our interest expense.
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
Risks Relating to Our Common Stock
Our stock price may fluctuate significantly.
The market price of our stock historically has experienced and may continue to experience significant price fluctuations similar to those experienced by the broader stock market in recent years. In addition, the price of our stock may fluctuate significantly in response to various factors, including:
• actual or anticipated fluctuations in our operating results;
• announcements by us or our competitors of significant acquisitions, dispositions or expansion plans;
• market conditions in our industry;
• changes in market valuation or earnings of our Company or other companies in our industry:
• changes in accounting standards, policies, guidance, interpretations or principles;
• the operating and stock price performance of other comparable companies;
• investor perception of our Company;
• results from material litigation or governmental investigation;
• changes in laws or regulations affecting our Company or significant products we sell and
• general overall economic, political and market conditions.
Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance.
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
If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about our business or us. If one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business or our industry, our stock price would likely decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
We operate our business out of 66 office and warehouse facilities, 54 of which are leased, and 12 of which are owned. The total square footage of our owned real property is approximately 1.5 million square feet, and the total square footage of our leased real property is approximately 10.7 million square feet.
The following table summarizes our real estate facilities as of December 31, 2022, including their inside square footage, where applicable:

Property Type	Number	Owned facilities (sq. ft.)	Leased facilities (sq. ft.)
Office Space (1)	2	—	72,720
Warehouses and other real property	66	1,528,164	10,661,576
Total	68	1,528,164	10,734,296
(1)Consists of our corporate headquarters in Marietta, Georgia and the corporate office of Vandermeer in Lynnwood, Washington.
During fiscal 2022, we completed the purchase of two leased properties we had previously contributed to the BlueLinx Hourly Retirement Plan. These properties are currently reflected in our count of warehouses and other real property listed in the table above. We also store materials in secured outdoor areas at many of our warehouse locations, which increases warehouse distribution and storage capacity. We believe that, collectively, our facilities have sufficient capacity to meet current and projected distribution needs.
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
Market Information, Holders, and Dividends
Our equity securities consist of one class of common stock, which is traded on the New York Stock Exchange under the symbol “BXC”.
As of December 31, 2022, there were 11 shareowner accounts of record, and, as of that date, we estimate that there were approximately 9,381 beneficial owners holding our common stock in nominee or “street” name.
We generally have not paid dividends on our common stock. Any future dividend payments would be subject to the discretion of our Board of Directors and contractual restrictions under our revolving credit facility and the terms of the indenture for our senior secured notes.
Issuer Repurchases of Equity Securities
On August 23, 2021, our Board of Directors approved a stock repurchase program pursuant to which authorized us to repurchase up to $25.0 million of our common stock. During the first quarter of fiscal 2022, we repurchased 81,331 shares of our common stock under this program at an average price of $79.03 per share. On May 3, 2022, our Board of Directors increased our share repurchase authorization to $100.0 million and we entered into an Accelerated Share Repurchase Agreement (“ASR Agreement”) with Jefferies LLC to repurchase $60.0 million of our common stock. Under the ASR Agreement, we received initial delivery of 553,584 shares of common stock on May 3, 2022 representing approximately 65 percent of the total number of shares of common stock initially underlying the ASR Agreement, based on our closing stock price of $70.45 on May 2, 2022. Final settlement of the shares of common stock repurchased under the ASR Agreement occurred on September 15, 2022 based on the average of the daily volume-weighted average price of our common stock during the repurchase period under the ASR Agreement, less a discount and other adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, we received an additional 247,431 shares of common stock. Under our ASR Agreement, we repurchased a total of 801,015 shares of our common stock at an average price of $74.90 per share.
As of December 31, 2022, we have repurchased a total of 882,346 shares for $66.4 million under our $100.0 million share repurchase program, including 801,015 shares purchased through the ASR Agreement, at an average price of $75.28 per share and we have a remaining authorization amount of $33.6 million.
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
Additionally, we occasionally withhold shares of common stock to satisfy tax withholding obligations of employees upon the vesting of such employees’ restricted stock unit awards.
The following table summarizes the Company’s common stock repurchase activity for each month of the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2 - November 5	—	$—	—	$33,572,690
November 6 - December 3	—	$—	—	$33,572,690
December 4 - December 31	10,503	$70.98	—	$33,572,690
Total	10,503		—
(1) Shares repurchased during the last month of the quarter ended December 31, 2022 represents shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Form 10-K.
Stock Performance Graph
The graph below compares the cumulative five-year total return of holders of our common stock with the cumulative total returns of the Russell 2000 Index and the S&P 600 Building Products Index. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indices on December 30, 2017, including reinvestment of any dividends, of which BlueLinx paid none, and its relative performance is tracked through December 31, 2022.

Comparison of Five Year Cumulative Total Return
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Fiscal 2017
Fiscal 2018
Fiscal 2019
Fiscal 2020
Fiscal 2021
Fiscal 2022
BlueLinx Holdings Inc.
Russell 2000
S&P 600 Building Products Index

	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022
BlueLinx Holdings Inc.	$100.00	$259.32	$134.73	$299.80	$981.15	$728.59
Russell 2000	$100.00	$87.13	$108.70	$128.61	$146.23	$114.70
S&P 600 Building Products Index	$100.00	$73.17	$102.99	$129.82	$193.19	$135.92
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
This section of this Form 10-K does not address certain items regarding the fiscal year ended January 2, 2021 (“fiscal 2020”). Discussion and analysis of fiscal 2020 and year-to-year comparisons between fiscal 2021 and fiscal 2020 not included in this Form 10-K can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.
Executive Level Overview
Company Background
BlueLinx is a leading wholesale distributor of residential and commercial building products in the United States. We are a “two-step” distributor. Two-step distributors purchase products from manufacturers and distribute those products to dealers and other suppliers in local markets, who then sell those products to end users. We carry a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. We also provide a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for our customers and suppliers, while enhancing their marketing and inventory management capabilities.
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
We have a strong market position and a broad geographic coverage footprint servicing all 50 states, where we maintain locations that serve 75 percent of the highest growth metropolitan statistical areas as it relates to forecasted housing starts and repair and remodel spend. With the strength of a locally focused sales force, we distribute a comprehensive range of products from over 750 suppliers. Our suppliers include some of the leading manufacturers in the industry, such as Allura, Arauco, Fiberon, Georgia-Pacific, Huber Engineered Woods, James Hardie, Louisiana-Pacific, Oldcastle APG, Ply Gem, Roseburg, Royal and Weyerhaeuser. We supply products to a broad base of customers including national home centers, pro dealers, cooperatives, specialty distributors, regional and local dealers and industrial manufacturers. Many of our customers serve residential and commercial builders, contractors and remodelers in their respective geographic areas and local markets.
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
Significant Recent Transactions and Developments
Share Repurchase Program
On August 23, 2021, our Board of Directors approved a stock repurchase program pursuant to which authorized us to repurchase up to $25.0 million of our common stock. During the first quarter of fiscal 2022, we repurchased 81,331 shares of our common stock under this program at an average price of $79.03 per share. On May 3, 2022, our Board of Directors increased our share repurchase authorization to $100.0 million and we entered into an Accelerated Share Repurchase Agreement (“ASR Agreement”) with Jefferies LLC to repurchase $60.0 million of our common stock. Under the ASR Agreement, we received initial delivery of 553,584 shares of common stock on May 3, 2022 representing approximately 65 percent of the total number of shares of common stock initially underlying the ASR Agreement, based on our closing stock price of $70.45 on May 2, 2022. Final settlement of the shares of common stock repurchased under the ASR Agreement occurred on September 15, 2022 based on the average of the daily volume-weighted average price of our common stock during the repurchase period under the ASR Agreement, less a discount and other adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, we received an additional 247,431 shares of common stock. Under our ASR Agreement, we repurchased a total of 801,015 shares of our common stock at an average price of $74.90 per share.
As of December 31, 2022, we have repurchased a total of 882,346 shares for $66.4 million under our $100.0 million share repurchase program, including 801,015 shares purchased through the ASR Agreement, at an average price of $75.28 per share and we have a remaining authorization amount of $33.6 million.
Acquisition of Vandermeer
On October 3, 2022, we announced that we entered into and closed on a Stock Purchase Agreement (the “Purchase Agreement”) with Vandermeer Forest Products, Inc. (“Vandermeer”), resulting in our acquisition of Vandermeer. Vandermeer is a premier wholesale distributor of building products. Vandermeer was founded in 1972 and serves more than 250 customers across the Pacific Northwest, Alaska, Hawaii, British Columbia and Alberta from distribution facilities in Kent, Spokane, and Marysville, Washington. The acquisition of Vandermeer adds three distribution facilities in Washington state and provides direct access to Seattle and Portland, two of the top 15 highest growth repair and remodel and new construction markets in the United States. Additionally, we now have coast-to-coast reach and serve all 50 states. Vandermeer’s product offering and sales mix are similar to ours, with specialty products contributing to the majority of its revenue and gross profit. We believe this acquisition aligns to our specialty products strategy, establishes a meaningful growth platform in the Pacific Northwest, increases our market penetration in key specialty product categories, such as siding and engineered wood, and strengthens strategic supplier relationships.
Under the Purchase Agreement, we acquired all of the outstanding capital stock of Vandermeer for an aggregate purchase price of approximately $63.4 million, on a debt-free, cash-free basis, subject to customary post-closing adjustments in respect of net working capital, cash, transaction expenses and indebtedness. In addition, we acquired Vandermeer’s Spokane, Washington distribution facility and related real estate from the sole shareholder of Vandermeer for approximately $3.6 million, resulting in an aggregate purchase price of $67.0 million for the business and real property, which we funded with cash on hand. For further information about this acquisition, see Note 2, Business Combination.
Purchase of Real Estate Properties Previously Contributed to the BlueLinx Defined Benefit Pension Plan
In October of 2022, we notified participants of the BlueLinx Corporation Hourly Retirement Plan (the “plan”) that, after careful consideration, we intended to terminate the plan and transfer the management and delivery of continuing benefits associated with the plan to a highly rated and qualified insurance company with pension termination experience. The process for terminating a pension plan involves several regulatory steps and approvals, and typically takes 12 to 18 months to complete.
During fiscal 2013, and as previously disclosed, we contributed two properties to the plan in lieu of a cash contribution and entered into a lease for each of these properties. As a component of our plan to terminate the plan, we repurchased these two real estate properties that were held by the plan for $11.1 million, which terminated the associated leases. The repurchase in 2022 included certain land and buildings, located in Charleston, S.C. and Buffalo, N.Y., valued at approximately $11.1 million by independent appraisals prior to the purchase. At the time of repurchase, we were leasing the contributed properties from the plan for an initial term of 20 years with two five-year extension options and had continued to use the properties in our distribution operations since their contribution in fiscal 2013. Each lease provided us a right of first refusal on any subsequent sale by the plan and a repurchase option. At the time of our initial contribution of the properties, the plan engaged an independent fiduciary who managed the properties on behalf of the plan. The plan’s independent fiduciary evaluated the property purchase on behalf of the plan and negotiated the terms of the sale. The repurchase amount is included in pension contributions within the operating activities section of our consolidated statements of cash flow for the year ended December 31, 2022.
At the time of our initial contribution of the properties in fiscal 2013, we determined that the contribution of the properties did not meet the accounting definition of a plan asset within the scope of relevant accounting guidance. Accordingly, the contributed properties were not considered a contribution for financial reporting purposes at that time and, as a result, have not been included in plan assets and have had no impact on the net pension liability recorded on our consolidated balance sheets prior to fiscal 2022. We have continued to depreciate the carrying value of the properties in our financial statements, and no gain or loss was recognized at the initial contribution date for financial reporting purposes. As of December 31, 2022, the cash purchase price of the properties of $11.1 million is considered both a plan asset and a pension contribution and is reflected as such within our consolidated balance sheets and consolidated statements of cash flows. This transaction is discussed in more detail in Note 11, Employee Benefits.
Factors That Affect Our Operating Results and Trends
Our results of operations and financial performance are influenced by a variety of factors, including: (i) general economic and industry conditions affecting demand in the housing market; (ii) the commoditized nature of the products we manufacture and distribute; and (iii) cost and availability of the products we distribute. These factors have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.
General Economic Conditions Affecting Demand
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Historically, our operating results have also been correlated with the level of single-family residential housing starts in the U.S. The demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence. Certain developments have led to a more challenging macro-economic environment, such as broad-based inflation, the rapid rise in mortgage rates, and home price appreciation. These developments have impacted the U.S. housing market, including the residential repair and remodel and residential new construction end markets, and have contributed to a recent slowdown in the U.S. housing industry. However, we believe that several factors, including the current high levels of home equity, the fundamental undersupply of housing in the U.S., repair and remodel activity, and demographic shifts, among others, will support demand for our products. For additional information regarding the risk factors impacting our business, refer to Part I, Item 1A, Risk Factors.
Industry Conditions Affecting Demand
Residential Repair and Remodel
We estimate that demand from the residential Repair and Remodel market (“R&R”) accounts for approximately 45 percent of our annual sales. Historically, R&R demand conditions have tended to be less cyclical when compared to the residential new construction market, particularly for exterior products that are exposed to the elements and where maintenance is less likely to be deferred for long periods of time. We believe R&R demand is driven by a myriad of factors including, but not limited to: home prices and affordability; raw materials prices; the pace of new household formation; savings rates; employment conditions; and emerging trends, such as the increased popularity of home-based remote working environments. With mortgage rates having risen to multi-year highs, we believe many homeowners who secured a lower interest mortgage will be inclined to stay longer in existing homes, which could benefit R&R demand over the near-to-medium term.
According to the Joint Center For Housing Studies’ LIRA Index, R&R demand is expected to return to more normalized levels, following two consecutive years (2020 and 2021) of elevated R&R activity fueled by pandemic-induced changes in housing and lifestyle decisions. At the same time, the total market size of the U.S. R&R market remains significant, with total U.S. homeowner improvements and repairs spending expected to be approximately $485.0 billion by the end of 2023, up from $363.0 billion at the end of 2020.
Further, as the median age of U.S. housing stock increases over time, we anticipate domestic R&R spending will also increase. According to the U.S. Census Bureau and Department of Housing and Urban Development, the median age of a home in the U.S. increased from 23 years in 1985 to 39 years in 2019. Moreover, approximately 80 percent of the current housing stock was built prior to 1999. We believe the increasing average age of the nation’s approximate 142 million existing homes will continue to drive demand for repair and remodel projects.
Residential New Construction
We estimate that demand from the residential new construction market, including single-family and multi-family units, accounts for approximately 40 percent of our annual sales.
We believe demand for residential new construction is driven by a myriad of factors including, but not limited to: mortgage rates, which recently reached multi-year highs; lending standards; home affordability; employment conditions; savings rates; the rate of population growth and new household formation; builder activity levels; the level of existing home inventory on the market; and consumer sentiment.
According to the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, during the fourth quarter of fiscal 2022, single family housing starts in the United States were approximately 19 percent lower compared to the third quarter of fiscal 2022 and approximately 8 percent lower than that of the first quarter of fiscal 2020, prior to the COVID-19 pandemic, indicating a market slow down following two years of favorable market conditions. As of the end of fiscal 2022, the month’s supply of inventory of new homes was nine months, above the 20-year average of six months. For most of the last decade, housing production has lagged population growth and household formation.
We believe our scale, national footprint, strategic supplier relationships, key national customer relationships, and breadth of market leading products and brands position us to serve the residential new construction end market and navigate the changes in the macro-economic environment.
Commodity Nature of Our Products
Many of the building products we distribute, including lumber, as well as panels, such as OSB and plywood, are commodities that are widely available from various suppliers with prices and volumes determined frequently in a market based on participants' perceptions and expectations of short-term supply and demand factors. The selling price of our commodity products is based on the current market purchase price to replace those products in our inventory, plus adders for our shipping, handling, overhead costs, and our profit margin. At certain times, particularly in a dynamic inflationary commodity market, the selling price for any one or more of the products we distribute, especially those of a commodity nature, may well exceed our purchase price because our prices are based on current replacement cost. At certain other times, the selling price may fall below our purchase price for the same reasons, requiring us to incur short-term losses on specific sales transactions and/or recognize a reserve for the lower of cost or net realizable value respective to our inventory of products of a commodity nature. Therefore, our profitability depends, in significant part, on the impact of commodity prices along with inventory levels. In addition to prices, it is also dependent on managing our cost structure, particularly shipping and handling costs, which represent significant components of our operating costs. Composite lumber and panel prices have been historically volatile.
The following table represents the percentage price changes on a year-over-year basis of the average monthly composite prices for lumber and average monthly composite prices for panels as reflected by Random Lengths, an industry publication, for the periods noted below. In addition to the year-over-year average monthly price changes, composite lumber and composite panel prices for the past three years were exceptionally volatile when compared to historical prices over the last seven years. During 2021, both composite lumber and composite panel prices experienced the largest difference between high and low price levels within a calendar year than any year in the last seven years.

	Calendar Year Ended
	December 31
	2022 versus 2021	2021 versus 2020	2020 versus 2019
Increase (decrease) in composite lumber prices	(10)%	50%	59%
Increase (decrease) in composite panel prices	(18)%	85%	56%
During 2020, pricing for these products declined starting in March 2020, but rebounded during the remaining portion of the second quarter, significantly increasing during most of the third quarter. A two-month decline began in the final weeks of the third quarter and lasted until December 2020. In December 2020, pricing began to rapidly increase towards all-time highs. These market trends resulted in substantial favorable revenue and gross margin comparisons for fiscal 2020 for our structural products and our business as a whole. In 2021, wood-based commodity index prices began January at record or near-record highs and remained at elevated levels through the first quarter and into the second quarter. Prices continued to increase to a historical peak in May 2021 and then began to decline through the end of the second quarter and throughout the third quarter of 2021. During the fourth quarter, prices began to rise again ending 2021, and beginning 2022, at historically elevated levels. During 2022, prices remained at elevated levels through the end of the first quarter, then began to sharply decline over the course of the second quarter. Prices rebounded slightly at the beginning of the third quarter and leveled off closer to the five-year average for the remainder of the year, ending the year below the five-year average. There is significant uncertainty regarding future trends in lumber and panel index prices. We continue to closely monitor these pricing trends, and work to manage our business, inventory levels, and costs accordingly.
Cost and Availability of the Products We Distribute
The specialty products we distribute are available from select suppliers from which we have established and cultivated relationships in the specific markets we serve. The structural products we distribute are available from a variety of suppliers in both the U.S. and Canada. As a result of lagging effects of the COVID-19 pandemic, manufacturing output was impacted on the specialty side, and to a lesser extent, the structural side, of our business during the first half of fiscal 2022. Supply constraints, which arose from reduced mill output as a result of the pandemic, had an impact on both the availability and pricing of our structural products, which contributed to increased market prices throughout the first half of the year. Reduced manufacturing capacity combined with increased demand for our specialty products also had an impact on the products we distribute in this category, namely vinyl siding, during the first half of 2022. During the back half of fiscal 2022, we saw easing supply constraints, which resulted in increased availability and decreased market prices. We expect supply for our products to be more readily available in fiscal 2023.
COVID-19 Pandemic
The global impact of the COVID-19 pandemic has affected our operational and financial performance to varying degrees. The extent of the effects of future public health crises, including a resurgence of COVID, or related containment measures and government responses are highly uncertain and cannot be predicted.
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
During fiscal 2020, as a result of the CARES Act, we elected to defer the payment of employer payroll taxes that would normally be paid during fiscal 2020. The total amount of our payroll tax deferral under the CARES Act was approximately $6.3 million. These taxes were required to be paid in two tranches, with 50 percent due by the end of 2021 and 50 percent due by the end of 2022. We made payments of approximately $3.2 million in December 2021 and $3.1 million in December 2022.
Results of Operations
Fiscal 2022 Compared to Fiscal 2021
The following table sets forth our results of operations for fiscal 2022 and fiscal 2021, both of which were comprised of 52 weeks.

	Fiscal 2022	% of Net Sales	Fiscal 2021	% of Net Sales
	($ in thousands)
Net sales	$4,450,214	100.0%	$4,277,178	100.0%
Gross profit	832,984	18.7%	778,427	18.2%
Selling, general, and administrative	366,305	8.2%	322,205	7.5%
Depreciation and amortization	27,613	0.6%	28,192	0.7%
Amortization of deferred gains on real estate	(3,934)	(0.1)%	(3,935)	(0.1)%
Gains from sales of property	(144)	0.0%	(8,427)	(0.2)%
Other operating expenses	4,057	0.1%	2,315	0.1%
Operating income	439,087	9.9%	438,077	10.2%
Interest expense, net	42,272	0.9%	45,507	1.1%
Other expense (income), net	2,054	0.0%	(1,306)	0.0%
Income before provision for income taxes	394,761	8.9%	393,876	9.2%
Provision for income taxes	98,585	2.2%	97,743	2.3%
Net income	$296,176	6.7%	$296,133	6.9%
The following table sets forth changes in net sales by product category.

	Fiscal 2022		Fiscal 2021
	($ in thousands)
Net sales by product category
Specialty products	$2,871,628	64.5%	$2,520,305	58.9%
Structural products	1,578,586	35.5%	1,756,873	41.1%
Total net sales	$4,450,214	100.0%	$4,277,178	100.0%

The following table sets forth gross margin dollars and percentages by product category versus comparable prior periods.

	Fiscal 2022	Fiscal 2021
	($ in thousands)
Gross profit by product category:
Specialty products	$640,370	$561,520
Structural products	192,614	216,907
Total gross profit	$832,984	$778,427

Gross margin % by product category
Specialty products	22.3%	22.3%
Structural products	12.2%	12.3%
Total gross margin %	18.7%	18.2%
Discussion of Results of Operations for Fiscal 2022 Compared to Fiscal 2021
For fiscal 2022, we generated net sales of $4.5 billion, an increase of $173.0 million when compared to fiscal 2021. We generated $833.0 million in gross profit in fiscal 2022, an increase of $54.6 million compared to the prior-year period, and overall gross margin percentage increased from 18.2 percent to 18.7 percent year over year. Strategic pricing of our specialty products is the primary contributor to the increase in our overall sales and profitability year over year.
Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, increased $351.3 million to $2.9 billion in fiscal 2022. Strategic pricing of our specialty products during fiscal 2022 resulted in improved revenue and gross profit growth, partially offset by lower volume when compared to the prior-year period, where we saw historically strong demand. Specialty products gross profit increased $78.9 million to $640.4 million, with specialty gross margin remaining flat at 22.3 percent for fiscal 2022 compared to fiscal 2021.
Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased $178.3 million to $1.6 billion in fiscal 2022. The decrease in wood-based commodity prices of our structural products and modestly lower volume are the primary contributors to the decrease in net sales for fiscal 2022. Our structural gross profit decreased $24.3 million to $192.6 million and our structural gross margin percentage for fiscal 2022 decreased to 12.2 percent from 12.3 percent in the prior-year period, primarily attributable to the decrease in wood-based commodity prices of our structural products, partially offset by strategic structural product inventory management.
Our selling, general, and administrative expenses increased 13.7 percent, or $44.1 million, compared to fiscal 2021. The increase in sales, general, and administrative expenses is due primarily to increases in logistics expenses of $17.4 million related to increased delivery costs, primarily resulting from increases in fuel prices, $22.3 million related to key growth and productivity initiatives, and $4.5 million related to higher variable incentive compensation, such as sales commissions and stock compensation. The decrease in gains from sales of property in fiscal 2022 from fiscal 2021 in the amount of $8.3 million is due to the sale of two non-operational properties during fiscal 2021, which resulted in a larger gain as compared to the sale of assets previously held for sale during the same period in 2022. Other operating expenses increased $1.7 million compared to fiscal 2021 primarily due to higher restructuring related costs, including severance payments, incurred in fiscal 2022.
Interest expense, net, decreased by 7.1 percent, or $3.2 million, compared to fiscal 2021. The decrease is primarily due to $7.4 million in debt issuance costs expensed in fiscal 2021 related to the extinguishment of our former term loan facility and credit limit reduction of our revolving credit facility, partially offset by an increase due to capital structure mix changes, as our senior secured notes carry a higher interest rate than our former revolving credit facility. Other expense (income), net, increased $3.4 million compared to fiscal 2021 primarily due to an increase in other non-operating expenses.
Our effective tax rate was 25.0 percent and 24.8 percent for fiscal 2022 and fiscal 2021, respectively. Our effective tax rate for both periods was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation. Each period also includes a benefit from the vesting of restricted stock units during fiscal 2022 and fiscal 2021. Our effective tax rate for fiscal 2021 also benefited from the partial release of our valuation allowance for state net operating loss carryforwards as compared to fiscal 2022.

Our net income for fiscal 2022 was $296.2 million, or $31.51 per diluted share, versus $296.1 million, or $29.99 per diluted share, in the prior-year period due primarily to an increase in gross profit driven by strategic pricing related to our specialty products, in conjunction with lower interest expense. This was offset by increases in our operating expenses and income tax expense.
Liquidity and Capital Resources
We expect our material cash requirements for the foreseeable future, including the next 12 months will be for our:
•Periodic estimated income tax payments, as required;
•Periodic interest payments associated with our senior secured notes, as discussed in Note 9, Long-Term Debt;
•Lease agreements which have fixed lease payment obligations, as discussed in Note 14, Lease Commitments.
We expect our primary sources of liquidity for the next 12 months to be cash flows from sales and operating activities in the normal course of our operations and availability from our revolving credit facility, as needed, and we expect that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future, including at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.
Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities totaled $400.3 million during fiscal 2022. This cash activity was primarily driven by net income of $296.2 million combined with changes in our working capital components after adjusting for the impact of working capital related to our acquisition of Vandermeer. See Note 2, Business Combination for more information about our acquisition and related working capital amounts acquired. The changes in working capital components resulted in an increase in cash due to a decrease in accounts receivables of $101.3 million and a decrease inventory of $20.8 million, partially offset by a decrease in accounts payable of $31.8 million. During fiscal 2022, we completed the repurchase of properties previously contributed to the BlueLinx Corporation Hourly Retirement Plan for $11.1 million. The cash outflow associated with the purchase of these properties is included in pension contributions within the operating activities section of our consolidated statement of cash flows for fiscal 2022.
Net cash provided by operating activities totaled $145.0 million during fiscal 2021. This cash activity was primarily driven by net income of $296.1 million, which included a non-cash charge for debt-issuance costs expensed during the period for our extinguished term loan facility and reduced revolving credit facility of $7.4 million in addition to a non-cash adjustment for our gains on sales of property of $8.4 million, combined with changes in our working capital components. The changes in working capital components included a decrease in cash due to an increase in accounts receivable of $46.0 million and an increase inventory of $146.4 million, partially offset by an increase in cash due to an increase in accounts payable of $14.8 million.
Investing Activities
Net cash used in investing activities was $98.7 million during fiscal 2022, which was primarily driven by $63.8 million in cash, net of cash acquired, used to fund our acquisition of Vandermeer in the fourth quarter of fiscal 2022, as well as $35.9 million in cash paid for investments in our business to improve operational performance and productivity throughout fiscal 2022.
Net cash used in investing activities was $4.1 million during fiscal 2021, which was primarily driven by cash paid for investments in equipment of $14.4 million throughout fiscal 2021, partially offset by cash received from the sale of real estate of $10.3 million.
Financing Activities
Net cash used in financing activities was $87.9 million during fiscal 2022, which was primarily driven by $66.4 million spent repurchasing our common stock under our announced share repurchase program, including the ASR Agreement. Additionally, $10.5 million was spent in connection with the repurchase of shares to satisfy employee tax withholdings on the vesting of restricted stock units and $10.9 million was spent for principal payments on our finance lease obligations.
Net cash used in financing activities was $55.8 million during fiscal 2021, which primarily reflected the repayments of the remaining $43.2 million balance on our term loan and net repayments on our revolving credit facility of $286.6 million, in addition to principal payments on finance lease obligations of $11.2 million, debt financing costs of $5.5 million and repurchase of shares to satisfy employee tax withholdings on the vesting of restricted stock units of $5.2 million, all of which were partially offset by proceeds from the sale of our senior secured notes, net of discount, of $295.9 million.

Share Repurchase Program
As discussed elsewhere in this Form 10-K, during fiscal 2022, we repurchased a total of 882,346 shares for $66.4 million under our share repurchase program, including shares purchased through the ASR Agreement, at an average price of $75.28 per share. As of December 31, 2022, we have a remaining authorization amount of $33.6 million.
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

Selected financial information
	December 31, 2022	January 1, 2022
	(In thousands)
Current assets:
Cash and cash equivalents	$298,943	$85,203
Accounts receivable, less allowance for doubtful accounts	251,555	339,637
Inventories, net	484,313	488,458
	$1,034,811	$913,298

Current liabilities:
Accounts payable	$151,626	$180,000
	$151,626	$180,000

Operating working capital	$883,185	$733,298
Operating working capital increased by $149.9 million to $883.2 million as of December 31, 2022 from $733.3 million as of January 1, 2022. The increase in operating working capital is primarily due to an increase in cash of $213.7 million and a decrease in accounts payable of $28.4 million, partially offset by a decrease in accounts receivable of $88.1 million, and a decrease in inventory of $4.1 million. The increase in cash was driven in large part by the reduction in accounts receivable due to improved collection efforts throughout fiscal 2022, as well as strong operating performance. The decrease in inventory reflects our strategic inventory management efforts throughout fiscal 2022. The decrease in accounts payable is due to the decrease in inventory and the timing of cash disbursements.
Debt and Credit Sources
As of December 31, 2022, and January 1, 2022, long-term debt consisted of the following:

	December 31, 2022	January 1, 2022
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Finance lease obligations (3)	273,075	274,717
	573,075	574,717
Unamortized debt issuance costs	(4,057)	(4,701)
Unamortized bond discount costs	(3,519)	(4,028)
	565,499	565,988
Less: current maturities of long-term debt	7,089	7,864
Long-term debt, net of current maturities	$558,410	$558,124
(1) As of December 31, 2022 and January 1, 2022, our long-term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the long-term debt caption of our balance sheet at $292.4 million and $291.3 million at December 31, 2022 and January 1, 2022, respectively. This presentation is net of their discount of

$3.5 million and $4.0 million and the combined carrying value of our debt issuance costs of $4.1 million and $4.7 million at December 31, 2022 and January 1, 2022, respectively. Our senior secured notes are presented in this table at their face value.
(2) The average effective interest rate was zero percent and 2.5 percent for the years ended December 31, 2022 and January 1, 2022, respectively.
(3) Refer to Note 14, Lease Commitments, for interest rates associated with finance lease obligations.
Senior Secured Notes
In October 2021, we completed a private offering of $300.0 million of our six percent senior secured notes due 2029 (the “2029 Notes”), and in connection therewith we entered into an indenture (the “Indenture”) with the guarantors party thereto and Truist Bank, as trustee and collateral agent. The 2029 Notes were issued to investors at 98.625 percent of their principal amount and will mature on November 15, 2029. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under our revolving credit facility, as defined below.
Revolving Credit Facility
In April 2018, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent (“the Agent”), and certain other financial institutions party thereto. In August 2021, we entered into a second amendment to our revolving credit facility to, among other things, extend the maturity date of the facility to August 2, 2026, and reduce the interest rate on borrowings under the facility (as amended, the “Revolving Credit Facility”). In October 2021, in conjunction with the offering of our 2029 Notes, we reduced the credit limit of the Revolving Credit Facility from $600.0 million to $350.0 million. In conjunction with the reduction in the credit limit of our Revolving Credit Facility, we expensed approximately $1.6 million of debt issuance costs during the fourth quarter of 2021. These costs are included within interest expense, net on the consolidated statements of operations and reported separately as an adjustment to net income in our consolidated statements of cash flows. The Revolving Credit Facility provides for a senior secured asset-based revolving loan and letter of credit facility of up to $350.0 million. The Borrowers’ obligations under the Revolving Credit Facility are secured by a security interest in substantially all of our and our subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items.
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
Our Revolving Credit Facility includes available interest rate options based on LIBOR, which will be discontinued as an available rate option after June 30, 2023. Under the terms of the facility, LIBOR will be replaced with SOFR with respect to the applicable variable rate interest options thereunder, with effect on or before June 30, 2023.
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
As of December 31, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $645.4 million under our Revolving Credit Facility. As of January 1, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $431.7 million under our Revolving Credit Facility. Available borrowing capacity under our Revolving Credit Facility was $346.5 million on December 31, 2022 and January 1, 2022, respectively. Our average effective interest rate under the facility was zero percent and 2.5 percent for the years ended December 31, 2022 and January 1, 2022, respectively.
The Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the Revolving Credit Facility as of December 31, 2022.
Term Loan Facility
On April 2, 2021, we repaid the remaining outstanding principal balance of our former term loan facility, and, as a result, as of January 1, 2022 and December 31, 2022, we had zero outstanding borrowings under the term loan facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million of debt issuance costs that we were amortizing in connection with our former term loan facility. These costs are included within interest expense, net on the consolidated statements of operations and reported separately as an adjustment to net income in our consolidated statements of cash flows.
As the facility was paid in full as of April 2, 2021, our average effective interest rate under the facility, exclusive of fees and prepayment premiums, was zero percent and 8.0 percent for the years ended December 31, 2022 and January 1, 2022, respectively.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we completed in recent years. We recognized $9.1 million and $10.5 million for tractors acquired as a component of our fleet investment plan during fiscal 2022 and fiscal 2021, respectively. Our total finance lease commitments totaled $273.1 million and $274.7 million as of December 31, 2022 and January 1, 2022, respectively. Of the $273.1 million of finance lease commitments as of December 31, 2022, $243.8 million related to real estate and $29.3 million related to equipment. Of the $274.7 million of finance lease commitments as of January 1, 2022, $244.0 million related to real estate and $30.7 million related to equipment.
Investments in Property and Equipment
Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets are included in property and equipment, at cost on our consolidated balance sheet. For fiscal 2022, we invested $45.0 million in long-lived assets primarily related to investments in our distribution facilities and to a lesser extent, upgrading our fleet, which includes $35.9 million in cash investments and $9.1 million in new finance leases recognized for tractors acquired as a component of our fleet investment plan. For fiscal 2021, we invested $25.0 million in long-lived assets primarily related to investments in our distribution facilities and to a lesser extent, upgrading our fleet, which includes $14.4 million in cash investments and $10.5 million in new finance leases recognized for tractors acquired as a component of our fleet investment plan.
Pension Funding Obligations
We were required to make cash contributions during fiscal 2021 and fiscal 2020 totaling approximately $0.3 million, and $0.8 million, respectively, relating to our fiscal 2021 and fiscal 2020 funding year pension contributions. We continue to evaluate pension funding obligations and requirements in order to meet our obligations. See Note 11, Employee Benefits, in the notes to the consolidated financial statements for more information related to our defined benefit pension plan and our plan to terminate.
Interest Rates
Our Revolving Credit Facility includes available interest rate options based on LIBOR, which will be discontinued as an available rate option after June 30, 2023. Under the terms of our Revolving Credit Facility, LIBOR will be replaced with SOFR with respect to the applicable variable rate interest options thereunder, with effect on or before June 30, 2023. There can be no assurances as to whether SOFR will be a more or less favorable reference rate than LIBOR, and the consequences of replacing LIBOR with SOFR cannot be entirely predicted. However, at this time, we do not believe that the replacement of LIBOR by SOFR as a reference rate in our revolving credit facility will have a material adverse effect on our financial position or materially affect our interest expense.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any off-balance sheet arrangements.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that our most critical accounting policies and estimates relate to: (1) revenue recognition; (2) income taxes; (3) business combinations; (4) goodwill; and (5) pension benefit obligation.
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
Income Taxes
Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings, and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to Note 8, Income Taxes, in the notes to the consolidated financial statements.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carryback years (if permitted), and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2022, positive evidence continued to outweigh negative evidence, as such no valuation allowance was deemed necessary except to the extent of certain state net operating losses. The valuation allowances related to our net operating losses as of December 31, 2022 was approximately $4.1 million. See Note 8, Income Taxes, in the notes to consolidated financial statements.
Business Combinations
We account for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing certain acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the consolidated statements of operations. The results of operations of acquisitions are reflected in our consolidated financial statements from the date of acquisition.
Accounting for business combinations requires our management to make significant estimates and assumptions about intangible assets, obligations assumed and pre-acquisition contingencies, including uncertain tax positions and tax-related valuation allowances and reserves, where applicable. Critical inputs and assumptions in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer relationships and developed technologies; the acquired Company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined Company’s product portfolio; and discount rates.
Goodwill
Goodwill is not subject to amortization, and is tested for impairment at least annually. We perform our annual goodwill impairment test as of the first day of our fiscal fourth quarter. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We have identified that we have a single reporting unit and we assign our goodwill to that reporting unit. As of December 31, 2022, our goodwill was $55.4 million.
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
Pension Benefit Obligation
As discussed in Note 11, Employee Benefits, in the notes to consolidated financial statements, our pension benefit obligation was $82.7 million and exceeded the fair value of pension plan assets of $81.2 million, resulting in an unfunded obligation of $1.5 million. The estimation of the pension benefit obligation is dependent on actuarial methods and the selection of assumptions, such as the applicable discount rate and mortality rates. These assumptions have a significant effect on the projected benefit obligation.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 1, Summary of Significant Accounting Policies, in the notes to consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our on-going business operations. Our exposure includes commodity price risk and interest rate risk.
Commodity Price Risk
Many of the building products that we distribute, including oriented strand board (“OSB”), plywood, lumber, and rebar, are commodities whose price is determined by the market’s supply and demand for such products. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of products. Short-term increases in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs on our products. We may enter into derivative financial instruments to mitigate the potential impact of commodity price fluctuations on our results of operations or cash flows. As of December 31, 2022, we had no such derivative financial instruments in place. For further discussion of commodity price risk, refer to Item 1A, Risk Factors of this Form 10-K and “Factors That Affect Our Operating Results and Trends” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Interest Rate Risk
We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR, or other applicable benchmark rate, when we have loan amounts outstanding on our revolving credit facility. We do not believe that a one percent increase in interest rates, for example, would have a material effect on our results of operations or cash flows. As of December 31, 2022, we had no outstanding borrowings on our revolving credit facility. Our senior secured notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. We may enter into derivative financial instruments to mitigate the potential impact of interest rate risk on our results of operations or cash flows. As of December 31, 2022, we had no such derivative financial instruments in place. For further discussion of our indebtedness and related interest rate risk, refer to Note 9, Long-Term Debt and Item 1A, Risk Factors of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BlueLinx Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the two fiscal years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As discussed in Note 11 of the consolidated financial statements, the Company’s pension benefit obligation was $82.7 million and exceeded the fair value of pension plan assets of $81.2 million, resulting in an unfunded obligation of $1.5 million. The estimation of the pension benefit obligation is dependent on actuarial methods and the selection of assumptions, such as the applicable discount rate and mortality rates. Auditing the valuation of the pension benefit obligation was complex due to the judgmental nature of the actuarial assumptions used in the valuation process. These assumptions have a significant effect on the pension benefit obligation.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatements related to the valuation of the pension benefit obligation. For example, we tested controls over management’s review of the methodology used, significant actuarial assumptions, including management’s review of the selected discount and mortality rates with the Company’s external actuary, and the completeness and accuracy of the data inputs provided to the external actuary.

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
February 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
BlueLinx Holdings Inc. and subsidiaries
Marietta, Georgia

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of stockholders’ equity (deficit) of BlueLinx Holdings, Inc. (the “Company”) as of January 2, 2021, the related consolidated statements of operations and comprehensive income and cash flows for the year ended January 2, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Atlanta, Georgia
March 3, 2021

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands, except per share data)
Net sales	$4,450,214	$4,277,178	$3,097,328
Cost of sales	3,617,230	3,498,751	2,619,594
Gross profit	832,984	778,427	477,734
Operating expenses:
Selling, general, and administrative	366,305	322,205	314,228
Depreciation and amortization	27,613	28,192	28,901
Amortization of deferred gains on real estate	(3,934)	(3,935)	(4,008)
Gains from sales of property	(144)	(8,427)	(10,529)
Other operating expenses	4,057	2,315	6,901
Total operating expenses	393,897	340,350	335,493
Operating income	439,087	438,077	142,241
Non-operating expenses (income):
Interest expense, net	42,272	45,507	47,414
Other expense (income), net	2,054	(1,306)	(254)
Income before provision for income taxes	394,761	393,876	95,081
Provision for income taxes	98,585	97,743	14,199
Net income	$296,176	$296,133	$80,882

Basic income per share	$31.75	$30.80	$8.58
Diluted income per share	$31.51	$29.99	$8.55

Comprehensive income:
Net income	$296,176	$296,133	$80,882
Other comprehensive (loss) income:
Actuarial gain (loss) on defined benefit plan, net of tax	(3,057)	5,546	(2,202)
Amortization of unrecognized pension gain, net of tax	627	1,064	788
Other	378	22	(15)
Total other comprehensive (loss) income	(2,052)	6,632	(1,429)
Comprehensive income	$294,124	$302,765	$79,453
See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	January 1, 2022
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$298,943	$85,203
Accounts receivable, less allowances of $3,449 and $4,024, respectively	251,555	339,637
Inventories, net	484,313	488,458
Other current assets	42,121	31,869
Total current assets	1,076,932	945,167

Property and equipment, net	205,609	181,154
Operating lease right-of-use assets	45,717	49,568
Goodwill	55,372	47,772
Intangible assets, net	34,989	13,603
Deferred tax assets	56,169	60,285
Other non-current assets	15,254	19,905
Total assets	$1,490,042	$1,317,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,626	$180,000
Accrued compensation	22,556	22,363
Taxes payable	—	6,138
Finance lease liabilities - short-term	7,089	7,864
Operating lease liabilities - short-term	7,432	5,145
Real estate deferred gains - short-term	3,935	3,934
Pension benefit obligation - short-term	1,521	—
Other current liabilities	16,518	18,347
Total current liabilities	210,677	243,791
Non-current liabilities:
Long-term debt, net of debt issuance costs of $4,057 and $4,701, respectively	292,424	291,271
Finance lease liabilities - long-term	265,986	266,853
Operating lease liabilities - long-term	40,011	44,526
Real estate deferred gains - long-term	70,403	74,206
Pension benefit obligation - long-term	—	11,605
Other non-current liabilities	20,512	21,953
Total liabilities	900,013	954,205
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,048,603 and 9,725,760 outstanding on December 31, 2022 and January 1, 2022, respectively	90	97
Additional paid-in capital	200,748	268,085
Accumulated other comprehensive loss	(31,412)	(29,360)
Accumulated stockholders’ equity	420,603	124,427
Total stockholders’ equity	590,029	363,249
Total liabilities and stockholders’ equity	$1,490,042	$1,317,454
See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity (Deficit) Total
	Shares	Amount
	(In thousands)
Balance, December 28, 2019	9,366	$94	$260,974	$(34,563)	$(252,588)	$(26,083)
Net income	—	—	—	—	80,882	80,882
Impact of defined pension plan, net of tax	—	—	—	(1,414)	—	(1,414)
Vesting of restricted stock units	127	1	—	—	—	1
Compensation related to share-based grants	—	—	5,992	—	—	5,992
Repurchase of shares to satisfy employee tax withholdings	(30)	—	(271)	—	—	(271)
Other	—	—	—	(15)	—	(15)
Balance, January 2, 2021	9,463	$95	$266,695	$(35,992)	$(171,706)	$59,092
Net income	—	—	—	—	296,133	296,133
Impact of defined pension plan, net of tax	—	—	—	6,610	—	6,610
Vesting of restricted stock units	379	2	—	—	—	2
Compensation related to share-based grants	—	—	6,590	—	—	6,590
Repurchase of shares to satisfy employee tax withholdings	(116)	—	(5,193)	—	—	(5,193)
Other	—	—	(7)	22	—	15
Balance, January 1, 2022	9,726	$97	$268,085	$(29,360)	$124,427	$363,249
Net income	—	—	—	—	296,176	296,176
Impact of defined pension plan, net of tax	—	—	—	(2,430)	—	(2,430)
Vesting of restricted stock units	337	3	(3)	—	—	—
Compensation related to share-based grants	—	—	9,617	—	—	9,617
Repurchase of shares to satisfy employee tax withholdings	(132)	(1)	(10,533)	—	—	(10,534)
Common stock repurchase and retirement	(882)	(9)	(66,418)	—	—	(66,427)
Other	—	—	—	378	—	378
Balance, December 31, 2022	9,049	$90	$200,748	$(31,412)	$420,603	$590,029
See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands)
Cash flows from operating activities:
Net income	$296,176	$296,133	$80,882
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	27,613	28,192	28,901
Amortization of debt discount and issuance costs	1,153	1,411	3,881
Adjustment to debt issuance cost associated with term loan/revolver	—	7,394	—
Gains from sales of property	(144)	(8,427)	(10,529)
Deferred income tax	5,289	356	(8,420)
Share-based compensation	9,617	6,590	5,992
Amortization of deferred gain from real estate	(3,934)	(3,935)	(4,008)
Changes in operating assets and liabilities:
Accounts receivable	101,266	(45,994)	(100,771)
Inventories	20,759	(146,350)	3,698
Accounts payable	(31,808)	14,837	32,815
Taxes payable	(6,138)	(1,709)	10,156
Pension contributions	(11,876)	(1,100)	(1,493)
Other current assets	(11,635)	712	(9,546)
Other assets and liabilities	3,959	(3,087)	23,461
Net cash provided by operating activities	400,297	145,023	55,019

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(63,767)	—	—
Proceeds from sale of assets	964	10,327	12,849
Property and equipment investments	(35,886)	(14,415)	(3,689)
Net cash provided by (used in) investing activities	(98,689)	(4,088)	9,160

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	949,080	843,905
Repayments on revolving credit facilities	—	(1,235,724)	(882,155)
Repayments on term loan	—	(43,204)	(103,470)
Proceeds from senior secured notes	—	295,861	—
Proceeds from real estate financing transactions	—	—	78,263
Common stock repurchase and retirement	(66,427)	—	—
Debt financing costs	—	(5,459)	(3,350)
Repurchase of shares to satisfy employee tax withholdings	(10,534)	(5,193)	(271)
Principal payments on finance lease liabilities	(10,907)	(11,175)	(8,662)
Net cash used in financing activities	(87,868)	(55,814)	(75,740)

Net change in cash and cash equivalents	213,740	85,121	(11,561)
Cash and cash equivalents at beginning of period	85,203	82	11,643
Cash and cash equivalents at end of period	$298,943	$85,203	$82

Supplemental cash flow information:
Net income tax payments during the period	$111,197	$98,855	$14,377
Interest paid during the period	$44,054	$33,236	$43,502
Noncash transactions:
Additions of fleet assets under finance leases	$9,092	$10,549	$3,833
See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
BlueLinx is a leading wholesale distributor of residential and commercial building products in the United States. We are a “two-step” distributor. Two-step distributors purchase products from manufacturers and distribute those products to dealers and other suppliers in local markets, who then sell those products to end users. We carry a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. We also provide a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for our customers and suppliers, while enhancing their marketing and inventory management capabilities. Our consolidated financial statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.
We operate on a 5-4-4 fiscal calendar. Our fiscal year ends on the Saturday closest to December 31 of that fiscal year and may comprise 53 weeks in certain years. Our 2022 fiscal year contained 52 weeks and ended on December 31, 2022. Fiscal 2021 contained 52 weeks and ended on January 1, 2022. Fiscal 2020 contained 53 weeks and ended on January 2, 2021.
Reclassification of Prior Period Presentation
For the years ended January 1, 2022 and January 2, 2021, we have reclassified certain items within the presentation of our statement of cash flows to align with our statement of cash flows presentation for the year ended December 31, 2022. Our reclassifications are limited to the operating activities section and include presenting pension contributions, which were previously presented within the change of other assets and liabilities, as an individual item within changes in operating assets and liabilities. These reclassifications, we believe, provide an enhanced level of transparency with regards to the presentation of our statement of cash flows.
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
The global impact of the COVID-19 pandemic may also affect our accounting estimates, which may materially change from period to period due to changing market factors. We regularly evaluate these significant factors and make adjustments where facts and circumstances dictate.
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

Shipping and Handling
Outbound shipping and handling costs included in “Selling, general, and administrative” expenses were $160.3 million, $149.2 million, and $151.2 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively. Shipping and handling costs include amounts related to the administration of our logistical infrastructure, handling of material in our warehouses, and amounts pertaining to the delivery of products to our customers, such as fuel and maintenance costs for our mobile fleet, wages for our drivers, and third party freight charges.
Cash and Cash Equivalents
Cash equivalents consist of short-term investments that have an original maturity of three months or less at the date of purchase. At December 31, 2022 and January 1, 2022, the majority of our cash and cash equivalents were comprised of money market funds that are broadly diversified and invested in high-quality, short-duration securities, including U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.
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
Inventory Valuation
The cost of all inventories is determined by the moving average cost method. We have included all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. We evaluate our inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at the lower of cost or net realizable value, which also considers items that may be considered damaged, excess, and obsolete inventory. As of December 31, 2022, we recorded a lower of cost or net realizable value reserve of $2.6 million and no reserve as of January 1, 2022.
Consideration Received from Vendors and Paid to Customers
Each fiscal year, we enter into agreements with many of our vendors providing for inventory purchase rebates, generally based on achievement of specified volume purchasing levels. We also receive rebates related to price protection and various marketing allowances that are common industry practice. We accrue for the receipt of vendor rebates based on purchases, and also reduce inventory to reflect the net acquisition cost (purchase price less expected purchase rebates).
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
Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from seven to 15 years for land improvements, 15 to 33 years for buildings, and three to seven years for machinery and equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income.
We assess long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. If it is determined that the carrying amount of an asset is not recoverable, we compare the carrying amount of the asset to its fair value as estimated using discounted expected future cash flows, market values or replacement values for similar assets. The amount by which the carrying amount exceeds the fair value of the asset, if any, is recognized as an impairment loss.

Assets Held for Sale
Certain assets and liabilities met the held for sale classification criteria as of January 1, 2022. Assets and liabilities held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within other current assets and other current liabilities, respectively, in the consolidated balance sheets. Depreciation is suspended on assets upon classification as held for sale. As of December 31, 2022, we had no assets or liabilities classified as held for sale.
Assets held for sale as of January 1, 2022, consisted of fixed assets, at net book value, and current assets, including raw material and work in process inventory, affiliated with one of our business locations in the Midwest. Liabilities classified as held for sale included current liabilities, such as accounts payable, directly associated with those assets held for sale that were be transferred with the assets held for sale. We planned to sell these assets and transfer these liabilities within the next 12 months.
Self-Insurance
The Company is self-insured for its non-union and certain unionized employee health benefits. We have purchased stop-loss insurance in order to establish certain limits to our exposure on a per claim basis, both individually and in the aggregate. Health benefits for some unionized employees for fiscal 2022 and 2021 were paid directly to a union trust, depending upon the union-negotiated benefit arrangement. The Company is also self-insured, up to certain limits, for workers’ compensation losses, general liability, and automotive liability losses, all subject to varying “per occurrence” retentions or deductible limits.
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
Leases
We are the lessee in a lease contract when we obtain the right to control an asset associated with a particular lease. For operating leases, we record a right-of-use ("ROU") asset that represents our right to use an underlying asset for the lease term, and a corresponding lease liability that represents our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Financing ROU assets associated with finance leases are included in property and equipment. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of operations and comprehensive income. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component. See Note 14, Lease Commitments, for further discussion.
Income Taxes
We account for deferred income taxes using the liability method. Accordingly, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. All deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheet. A valuation allowance is recorded to reduce deferred tax assets when necessary. For additional information about our income taxes, see Note 8, Income Taxes.
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
Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Authoritative guidance for fair value measurements establishes a three-level hierarchy that prioritizes the inputs to valuation models based upon the degree to which they are observable. The three levels of the fair value measurement hierarchy are as follows:
•Level 1 - Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date
•Level 2 - Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
•Level 3 - Inputs are unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions
The fair value measurement guidance also establishes, as a practical expedient, that certain investments are not to be classified in the fair value hierarchy when they are measured at fair value using net asset value ("NAV").
The carrying value of the Company’s cash, cash equivalents, trade receivables, and trade payables approximate their fair values because of their short-term nature. See Note 10, Fair Value Measurements, for additional information with respect to the Company’s fair value measurements.
Business Combinations
We account for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing certain acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the consolidated statements of operations. The results of operations of acquisitions are reflected in our consolidated financial statements from the date of acquisition.
Recent Accounting Standards - Adopted
Credit Impairment Losses. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” This ASU sets forth a current expected credit loss (“CECL”) model which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model, is applicable to the measurement of credit losses on financial assets measured at amortized cost, and applies to some off-balance sheet credit exposures. The standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. We adopted this standard in the first quarter of 2022 and the implementation did not have a material impact to our consolidated financial statements.
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
Our revolving credit agreement, as further discussed in Note 9, Long-Term Debt, to these consolidated financial statements, currently references the LIBOR for determining interest payable on current and future borrowings and includes provisions for the use of alternative rates if the LIBOR is unavailable. The guidance in this ASU provides a practical expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from the LIBOR to a new interest rate index. We adopted this standard prospectively in the first quarter of 2022. The implementation did not have a material impact to our consolidated financial statements or to any key terms of our revolving credit agreement other than the discontinuation of the LIBOR.
Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in this standard are effective for interim periods and fiscal years beginning after December 15, 2020. We adopted this standard effective for fiscal year 2021. The adoption of the standard did not have a material impact on our consolidated financial statements.
2. Business Combination
On October 3, 2022, we acquired all the outstanding stock of Vandermeer Forest Products (“Vandermeer”), a premier wholesale distributor of building products, for preliminary total consideration of $69.3 million. Preliminary total consideration includes a purchase price of $67.0 million plus a preliminary estimate for cash acquired and net adjustments for working capital related to the transaction. The purchase price of $67.0 million includes $63.4 million for the business and $3.6 million for a distribution facility and real estate located in Spokane, Washington, which was acquired in transaction. The acquisition was funded with cash on hand. Vandermeer was founded in 1972 and serves more than 250 customers across the Pacific Northwest, Alaska, Hawaii, British Columbia and Alberta from distribution facilities in Kent, Spokane, and Marysville, Washington. The acquisition of Vandermeer provides us with direct access to customers within Seattle and Portland, two of the top 15 highest growth repair and remodel and new construction markets in the United States. Additionally, with our acquisition of Vandermeer, we now have coast-to-coast reach and serve all 50 states.
The Vandermeer acquisition has been accounted for as a business combination using the acquisition method, and the Vandermeer results of operations are included in our results of operations from the October 3, 2022 acquisition date through the end of fiscal 2022. Vandermeer contributed revenues of $25.5 million from October 3, 2022 through the end of fiscal 2022. The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting, including fair value estimations, is subject to change as we finalize all assessments over the assets and liabilities that were acquired on the acquisition date. The primary area of the preliminary acquisition accounting that is not yet finalized relates to settlement of the holdback liability, specifically as it relates to adjustments for final working capital balances.
The following table summarizes the components of the preliminary consideration:

Preliminary Consideration Transferred
(In thousands)
Cash consideration paid to and on behalf of shareholder	$62,929
Holdback liability(1)	6,344
Total preliminary consideration transferred	69,273
(1) Included in the total preliminary consideration as of December 31, 2022 is a $6.3 million holdback liability held in escrow for general representations and warranties of the seller that is scheduled to be settled approximately 18 months after the acquisition date.
The excess of total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies and growth potential that we expect to realize from the acquisition. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. We intend to make a 338(h)(10) tax election which will allow us to deduct goodwill generated from the acquisition for tax purposes.

When determining the fair values of assets acquired and liabilities assumed, management made estimates, judgments and assumptions. The following table summarizes the preliminary values of the assets acquired and liabilities assumed at the date of the acquisition:

Preliminary Allocation as of Acquisition Date
(In thousands)
Estimated fair value of identifiable assets acquired and liabilities assumed
Cash	5,506
Accounts receivable	13,180
Inventory	16,538
Property, plant and equipment	3,955
Operating lease right-of-use assets	714
Prepaid expenses and other assets	701
Intangible assets and goodwill:
Customer relationships	23,000
Trade names	1,000
Non-compete agreements	700
Goodwill	7,600
Accounts payable	(1,738)
Accrued compensation	(994)
Operating lease liability	(714)
Other current liabilities	(175)
Total estimated fair value of net assets acquired	$69,273
The estimated useful life for the customer relationships, trade names, and non-compete agreements is 12 years, three years, and five years, respectively.
3. Inventories
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
As of the end of fiscal 2022, we recorded a lower of cost or net realizable value reserve of $2.6 million as a result of the decrease in the value of our structural lumber and panel inventory related to the decline in wood-based commodity prices as of the end of the period.
As of the end of fiscal 2021, we assessed the carrying value of our inventory and determined it was presented at the lower of cost or net realizable value and that a reserve was not necessary.
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
The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
	(In thousands)
Specialty products	$2,871,628	$2,520,305	$1,865,125
Structural products	1,578,586	1,756,873	1,232,203
Total net sales	$4,450,214	$4,277,178	$3,097,328
The following table presents our revenues disaggregated by sales channel. Warehouse sales are delivered from our warehouses. Reload sales are similar to warehouse sales but are shipped from non-warehouse locations, most of which are operated by third-parties, where we store owned products to enhance our operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel requires the lowest amount of committed capital and fixed costs. Sales and usage-based taxes are excluded from revenues.

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
	(In thousands)
Warehouse and reload	$3,714,898	$3,513,277	$2,617,850
Direct	815,864	832,871	525,650
Cash discounts and rebates	(80,548)	(68,970)	(46,172)
Total net sales	$4,450,214	$4,277,178	$3,097,328
Practical Expedients and Exemptions
We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general, and administrative expense.
We have made an accounting policy election to treat outbound shipping and handling activities as a selling, general and administrative expense.
5. Goodwill and Other Intangible Assets
As of December 31, 2022 and January 1, 2022, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired and liabilities assumed under acquisition accounting for business combinations.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment as of the first day of our fourth quarter, which was October 2, 2022 for fiscal 2022. We completed our annual assessment of goodwill in the fourth quarter of fiscal 2022 using a qualitative approach. The qualitative goodwill impairment assessment requires us to evaluate factors, based on the weight of evidence, to determine whether our single reporting unit's carrying value would more likely than not exceed its fair value.
As part of our goodwill qualitative testing process for our reporting unit, we evaluate various factors that are specific to the reporting unit, as well as industry and macroeconomic factors, in order to determine whether they are reasonably likely to have a material impact on the fair value of our reporting unit. Based on the qualitative analysis performed in fiscal 2022, we concluded that there were no changes that were reasonably likely to cause the fair value of our reporting unit to be less than its carrying value and determined that there was no impairment of our goodwill.
In addition, we will evaluate the carrying value of goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. No such indicators were present in fiscal 2022 and fiscal 2021.
The following table provides information related to the carrying amount of our goodwill:

Total Carrying Amount
(In thousands)
Balance at January 2, 2021	$47,772
Acquisitions	—
Balance at January 1, 2022	$47,772
Acquisitions	7,600
Balance at December 31, 2022	$55,372
Definite-Lived Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets at December 31, 2022 were as follows:

	Weighted Average Remaining Useful Lives	Gross Carrying Amounts	Accumulated Amortization(1)	Net Carrying Amounts
		(In thousands)
Customer relationships	10	$48,500	$(15,093)	$33,407
Non-compete agreements	5	8,954	(8,289)	665
Trade names	3	7,826	(6,909)	917
Total		$65,280	$(30,291)	$34,989
(1) Intangible assets except customer relationships are amortized on straight line basis. Certain of our customer relationships are amortized on a double declining balance method and certain others are amortized on a straight line basis.
The gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets at January 1, 2022 were as follows:

	Weighted Average Remaining Useful Lives	Gross Carrying Amounts	Accumulated Amortization(1)	Net Carrying Amounts
		(In thousands)
Customer relationships	8	$25,500	$(12,492)	$13,008
Non-compete agreements	1	8,254	(7,659)	595
Trade names	—	6,826	(6,826)	—
Total		$40,580	$(26,977)	$13,603

(1) Intangible assets except customer relationships are amortized on straight line basis. Customer relationships are amortized on a double declining balance method.
Amortization Expense
Amortization expense for the definite-lived intangible assets was $3.4 million, $5.3 million, and $7.5 million for the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.
Estimated annual amortization expense for definite-lived intangible assets over the next five fiscal years is as follows:

Fiscal Year Ended	Estimated Amortization
(In thousands)
2023	$4,232
2024	3,930
2025	3,765
2026	3,471
2027	3,340
6. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2022 and January 1, 2022, consisted of the following:

	December 31, 2022	January 1, 2022
	(In thousands)
Land and land improvements	$24,829	$19,679
Buildings	179,936	169,730
Machinery and equipment	138,351	120,091
Construction in progress	17,753	8,753
	360,869	318,253
Accumulated depreciation	(155,260)	(137,099)
Property and equipment, net	$205,609	$181,154
Depreciation expense was $24.2 million, $22.8 million, and $21.3 million for the years ended December 31, 2022, January 1, 2022, and January 2, 2021, respectively.
7. Assets Held for Sale
As of December 31, 2022, we had no assets or liabilities classified as held for sale. As of January 1, 2022, the net book value of total assets classified as held for sale was $2.6 million and was included in other current assets in our consolidated balance sheet. As of January 1, 2022, the book value of total liabilities classified as held for sale was $1.9 million and was included in other current liabilities in our consolidated balance sheet.
Assets classified as held for sale as of January 1, 2022, consisted of fixed assets, at net book value, and current assets, including raw material and work in process inventory, affiliated with one of our business locations in the Midwest. Liabilities classified as held for sale as of January 1, 2022 included current liabilities, such as accounts payable, directly associated with those assets held for sale that were to be transferred with the assets held for sale. As of January 1, 2022, we planned to sell these assets and transfer these liabilities within the next 12 months. During the second quarter of 2022, we completed the sale of assets and liabilities previously classified as held for sale.

8. Income Taxes
In fiscal 2022, our statutory rate was 25.4 percent and it was comprised of the federal statutory income tax rate of 21.0 percent and our blended state statutory rate of 4.4 percent. In fiscal 2021, our statutory rate was 25.8 percent and it was comprised of the federal statutory income tax rate of 21.0 percent and our blended state statutory rate of 4.8 percent. In fiscal 2020, our statutory rate was 25.8 percent and it was comprised of the federal statutory income tax rate of 21.0 percent and our blended state statutory rate of 4.8 percent. Our blended state rate is impacted by the mix of our income earned in various states and our federal taxable income, both of which may differ from year to year. Our effective tax rate is impacted by the effects of permanent differences occurring throughout our fiscal year.
For fiscal 2022, fiscal 2021, and fiscal 2020, our effective tax was 25.0 percent, 24.8 percent, and 14.9 percent, respectively.

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands)
Income before provision for income taxes	$394,761	$393,876	$95,081

Federal income taxes:
Current	$75,617	$78,005	$19,673
Deferred	3,184	(1,585)	(9,038)
State income taxes:
Current	17,679	19,382	2,946
Deferred	2,105	1,941	618
Provision for income taxes	$98,585	$97,743	$14,199

Effective tax rate	25.0%	24.8%	14.9%
Our provision for income taxes is reconciled to the federal statutory amount as follows:

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands)
Federal income taxes computed at the federal statutory tax rate	$82,898	$82,628	$19,967
State income taxes, net of federal benefit	16,171	18,970	4,636
Valuation allowance change arising from state net operating losses	(193)	(3,018)	(4,101)
Valuation allowance change arising from interest deduction limitation	—	—	(4,806)
Uncertain tax positions	(333)	91	(1,879)
Permanent differences arising from compensation	(71)	686	500
Other	113	(1,614)	(118)
Provision for income taxes	$98,585	$97,743	$14,199
At December 31, 2022, we recorded an income tax receivable of $9.9 million and is included within other current assets on our consolidated balance sheets. Our financial statements contain certain deferred tax assets which primarily result from other temporary differences related to certain reserves, pension obligations, differences between book and tax depreciation and amortization, and state net operating losses. We record a valuation allowance against our net deferred tax assets when we determine that, based on the weight of available evidence, it is more likely than not that our net deferred tax assets will not be realized. For fiscal 2022 and fiscal 2021, the components of our net deferred income tax assets are as follows:

	December 31, 2022	January 1, 2022
	(In thousands)
Deferred income tax assets:
Inventory reserves	$5,268	$4,283
Compensation-related accruals	5,807	6,457
Accounts receivable	612	632
Property and equipment	44,870	47,857
Operating lease liability	13,134	13,087
Pension	2,885	4,415
Benefit from net operating loss carryovers	4,995	5,408
Other	397	251
Total gross deferred income tax assets	77,968	82,390
Less: valuation allowances	(4,076)	(4,269)
Total net deferred income tax assets	$73,892	$78,121

Deferred income tax liabilities:
Intangible assets	$(4,559)	$(4,749)
Operating lease asset	(12,250)	(12,611)
Other	(914)	(476)
Total deferred income tax liabilities	(17,723)	(17,836)
Deferred income tax asset, net	$56,169	$60,285
Activity in our deferred tax asset valuation allowance for fiscal 2022 and 2021 was as follows:

	December 31, 2022	January 1, 2022
	(In thousands)
Balance as of beginning of the fiscal year	$4,269	$7,287
Valuation allowance provided for taxes related to:
State net operating loss carryforwards	(193)	(3,018)
Balance as of end of the fiscal year	$4,076	$4,269
We have recorded income tax and related interest liabilities where we believe certain of our tax positions are not more likely than not to be sustained if challenged. These balances are included in other noncurrent liabilities in our consolidated balance sheets.
The following table summarizes the activity related to our gross unrecognized tax benefits:

	December 31, 2022	January 1, 2022
	($ in thousands)
Balance at beginning of the fiscal year	$2,205	$2,262
Reductions due to lapse of applicable statute of limitations	(333)	(57)
Balance at end of the fiscal year	$1,872	$2,205
Included in the unrecognized tax benefits as of December 31, 2022 and January 1, 2022, were approximately $1.9 million and $2.2 million, respectively of tax benefits that, if recognized, would reduce our annual effective tax rate for fiscal 2022 and 2021. No penalties were accrued for either 2022 or 2021. We have accrued interest associated with our unrecognized tax benefits which we release as those benefits are realized due to the lapse of applicable statute of limitations. Interest expense associate with our unrecognized tax benefits is reported as interest expense, net in our consolidated statement of operations and comprehensive income.

Impacts of the Tax Act and CARES
In December of 2017, the U.S. enacted comprehensive tax legislation under the Tax Cuts and Jobs Act, (“The Tax Act”), which made broad and complex changes to the tax code. During fiscal 2019, we recorded a valuation allowance of $4.8 million primarily related to interest disallowed for deduction related to changes included in the Tax Act. In March of 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. CARES included a provision which raised the level of deductibility for previously disallowed interest which had been enacted under the Tax Act. During fiscal 2020, because of the provision included in CARES, we benefited from the release of the $4.8 million in valuation allowance which we had recorded during fiscal 2019 under the provisions of the Tax Act. We had no impact to our income tax provision in fiscal 2021 or 2022 from either The Tax Act nor CARES.
Net Operating Losses
At the end of fiscal 2021, our gross state net operating loss carryovers were $98.6 million and our tax-effected state net operating loss carryovers were $5.4 million, of which $4.3 million was subject to a valuation allowance arising from expiration date when considered in conjunction with state limitations related to Internal Revenue Code (“IRC”) Section 382. At the end of fiscal 2022, our gross state net operating loss carryovers were $92.2 million and our tax-effected state net operating loss carryovers were $5.0 million, of which $4.1 million was subject to a valuation allowance arising from expiration dates when considered in conjunction with state limitation related to IRC Section 382. Our state net operating loss carryovers will expire in 1 to 20 years. During fiscal 2021, we reversed $3.0 million in valuation allowance against our state net operating losses. Based on our taxable income for 2021 in the states where we have net operating loss carryforwards, we believe we will be able to utilize this amount of state net operating losses that were previously reserved by this valuation allowance. We file U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations and may be subject to audit based on periods that are not limited by applicable statutes. Our U.S. federal income tax returns for tax years 2019, 2020 and 2021 remain subject to audit under the federal statute of limitations. Our auditable state income tax returns vary depending on the jurisdiction and its applicable statute of limitations.
Although we believe our estimates are reasonable in the carrying value of our valuation allowances against our deferred tax items, the ultimate determination of the appropriate amounts of valuation allowance involves significant judgement.
Assessing our Deferred Tax Assets
Quarterly, we assess the carrying value of our deferred tax assets for impairment by evaluating the weight of available evidence at the end of each fiscal quarter. In our evaluation of the weight of available evidence at the end of fiscal 2022, we considered the recent reported income in the current year, as well as the reported income for 2021 and 2020, which resulted in a three-year cumulative income situation as positive evidence which carried substantial weight. While this was substantial, it was not the only evidence we evaluated. We also considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence. The evidence considered included:
•future reversals of existing taxable temporary differences;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•taxable income in prior carryback years, if carryback is permitted under the tax law; and
•tax planning strategies.
In addition to the positive evidence discussed above, we considered as positive evidence forecasted future taxable income, the future timing of the reversal of our deferred tax assets and liabilities, and the evidence from business and tax planning strategies. At the end of fiscal 2022 and 2021, in our evaluation of the weight of available evidence, we concluded that our deferred tax assets were not impaired other than $4.1 million of the state net operating losses.

9. Long-Term Debt
As of December 31, 2022, and January 1, 2022, long-term debt consisted of the following:

	December 31, 2022	January 1, 2022
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Finance lease obligations (3)	273,075	274,717
	573,075	574,717
Unamortized debt issuance costs	(4,057)	(4,701)
Unamortized bond discount costs	(3,519)	(4,028)
	565,499	565,988
Less: current maturities of long-term debt	7,089	7,864
Long-term debt, net of current maturities	$558,410	$558,124
(1) As of December 31, 2022 and January 1, 2022, our long-term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the long-term debt caption of our balance sheet at $292.4 million and $291.3 million at December 31, 2022 and January 1, 2022, respectively. This presentation is net of their discount of $3.5 million and $4.0 million and the combined carrying value of our debt issuance costs of $4.1 million and $4.7 million at December 31, 2022 and January 1, 2022, respectively. Our senior secured notes are presented in this table at their face value.
(2) The average effective interest rate was zero percent and 2.5 percent for the years ended December 31, 2022 and January 1, 2022, respectively.
(3) Refer to Note 14, Lease Commitments, for interest rates associated with finance lease obligations.
Senior Secured Notes
In October 2021, we completed a private offering of $300.0 million of our six percent senior secured notes due 2029 (the “2029 Notes”), and in connection therewith we entered into an indenture (the “Indenture”) with the guarantors party thereto and Truist Bank, as trustee and collateral agent. The 2029 Notes were issued to investors at 98.625 percent of their principal amount and will mature on November 15, 2029. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under our revolving credit facility, as defined below.
Revolving Credit Facility
In April 2018, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent (“the Agent”), and certain other financial institutions party thereto. In August 2021, we entered into a second amendment to our revolving credit facility to, among other things, extend the maturity date of the facility to August 2, 2026, and reduce the interest rate on borrowings under the facility (as amended, the “Revolving Credit Facility”). In October 2021, in conjunction with the offering of our 2029 Notes, we reduced the credit limit of the Revolving Credit Facility from $600.0 million to $350.0 million. In conjunction with the reduction in the credit limit of our Revolving Credit Facility, we expensed approximately $1.6 million of debt issuance costs during the fourth quarter of 2021. These costs are included within interest expense, net on the consolidated statements of operations and reported separately as an adjustment to net income in our consolidated statements of cash flows. The Revolving Credit Facility provides for a senior secured asset-based revolving loan and letter of credit facility of up to $350.0 million. The Borrowers’ obligations under the Revolving Credit Facility are secured by a security interest in substantially all of our and our subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items.
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
Our Revolving Credit Facility includes available interest rate options based on LIBOR, which will be discontinued as an available rate option after June 30, 2023. Under the terms of the facility, LIBOR will be replaced with the Secured Overnight

Financing Rate (“SOFR”) with respect to the applicable variable rate interest options thereunder, with effect on or before June 30, 2023.
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
As of December 31, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $645.4 million under our Revolving Credit Facility. As of January 1, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $431.7 million under our Revolving Credit Facility. Available borrowing capacity under our Revolving Credit Facility was $346.5 million on December 31, 2022 and January 1, 2022, respectively. Our average effective interest rate under the facility was zero percent and 2.5 percent for the years ended December 31, 2022 and January 1, 2022, respectively.
The Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under the Revolving Credit Facility as of December 31, 2022.
Term Loan Facility
On April 2, 2021, we repaid the remaining outstanding principal balance of our former term loan facility, and, as a result, as of January 1, 2022 and December 31, 2022, we had zero outstanding borrowings under the term loan facility, which has been extinguished. In connection with our repayment of the outstanding principal balance in full on April 2, 2021, we expensed $5.8 million of debt issuance costs that we were amortizing in connection with our former term loan facility. These costs are included within interest expense, net on the consolidated statements of operations and reported separately as an adjustment to net income in our consolidated statements of cash flows.
As the facility was paid in full as of April 2, 2021, our average effective interest rate under the facility, exclusive of fees and prepayment premiums, was zero percent and 8.0 percent for the years ended December 31, 2022 and January 1, 2022, respectively.
Finance Lease Obligations
Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 14, Lease Commitments.
10. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and asset impairments. For more information on business combinations, see Note 2, Business Combination. There were no material long-lived asset impairments during the fiscal years 2022, 2021, and 2020.
Fair Value of Debt
The estimated fair value of the Company’s 2029 Notes, as defined above, was determined based on Level 2 input using observable market prices in less active markets. The carrying amount of the Company’s Revolving Credit Facility approximates its fair value as the interest rate is variable and reflective of market rates. The following table presents the carrying value and fair value of the Company’s 2029 Notes:

	December 31, 2022		January 1, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
2029 Notes	$300,000	$283,558	$300,000	$367,569

Fair Value of Defined Benefit Pension Plan
The fair value hierarchy not only is applicable to assets and liabilities that are included in our consolidated balance sheets, but also is applied to certain other assets that indirectly impact our consolidated financial statements. For example, we sponsor and contribute to a single-employer defined benefit pension plan (see Note 11, Employee Benefits). Assets contributed by us become the property of the pension plan. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts our future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. The Company uses the fair value hierarchy to measure the fair value of assets held by our pension plan where applicable. Certain investments are measured using the net asset value ("NAV") per share as a practical expedient and have not been classified in the fair value hierarchy.
11. Employee Benefits
Single-Employer Defined Benefit Pension Plan
We sponsor a noncontributory defined benefit pension plan administered solely by us (the “plan”). Most of the participants in the plan are inactive, with all remaining active participants no longer accruing benefits, and the plan is closed to new entrants. Our funding policy for the plan is based on actuarial calculations and the applicable requirements of federal law. Benefits under the plan primarily are related to years of service.
In October 2022, we notified participants of the plan that, after careful consideration, we intended to terminate the plan and transfer the management and delivery of continuing benefits associated with the plan to a highly rated and qualified insurance company with pension termination experience. The process for terminating a pension plan involves several regulatory steps and approvals, and typically takes 12 to 18 months to complete.
During fiscal 2013, and as previously disclosed, we contributed two properties to the plan in lieu of a cash contribution and entered into a lease for each of these properties. As a component of our plan to terminate the plan, we repurchased these two real estate properties that were held by the plan for $11.1 million, which terminated the associated leases. The repurchase in 2022 included certain land and buildings, located in Charleston, S.C. and Buffalo, N.Y., valued at approximately $11.1 million by independent appraisals prior to the purchase. At the time of repurchase, we were leasing the contributed properties from the plan for an initial term of 20 years with two five-year extension options and had continued to use the properties in our distribution operations since their contribution in fiscal 2013. Each lease provided us a right of first refusal on any subsequent sale by the plan and a repurchase option. At the time of our initial contribution of the properties, the plan engaged an independent fiduciary who managed the properties on behalf of the plan. The plan’s independent fiduciary evaluated the property purchase on behalf of the plan and negotiated the terms of the sale. The repurchase amount is included in pension contributions within the operating activities section of our consolidated statements of cash flow for the year ended December 31, 2022.
Our actuarial assumptions for the plan as of fiscal year ended December 31, 2022 include considerations for termination of the plan. We estimate our plan termination will be completed during fiscal 2023, at which time we expect to record a non-cash, pre-tax pension settlement charge equal to the balance of our accumulated other comprehensive loss, which is $27.4 million as of December 31, 2022.

The following tables set forth the change in projected benefit obligation and the change in plan assets for the pension plan:

	December 31, 2022	January 1, 2022
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$105,874	$113,827
Interest cost	2,424	2,019
Actuarial gain	(19,687)	(4,106)
Benefits paid	(5,859)	(5,866)
Projected benefit obligation at end of period	$82,752	$105,874
Change in plan assets:
Fair value of assets at beginning of period	$94,269	$91,143
Actual return on plan assets	(19,055)	7,892
Employer contributions	11,876	1,100
Benefits paid	(5,859)	(5,866)
Fair value of assets at end of period	81,231	94,269
Net unfunded status of plan	$(1,521)	$(11,605)
The accumulated benefit obligation for the pension plan was $82.7 million and $105.9 million at December 31, 2022 and January 1, 2022, respectively. We recognize the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in our consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. As of December 31, 2022 and January 1, 2022, the net unfunded status of our benefit plan was $1.5 million and $11.6 million, respectively. As discussed above, we estimate our plan termination will be completed during fiscal 2023. Accordingly, we have recognized the net unfunded status of our benefit plan as of December 31, 2022 as a current liability in our consolidated balance sheet.
We have elected to utilize a full yield curve approach in the estimation service and interest cost components for pension (income)/expense recognized during the fiscal year by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant projected cash flows.
Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost, including the difference between the actual and expected return plan assets and when certain assumptions used to determine the projected benefit obligation are updated for plan re-measurement, including but not limited to, changes in the discount rate, plan amendments, mortality and other assumptions.
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
The net adjustment to other comprehensive income (loss) for fiscal 2022 and fiscal 2021 was a $2.4 million net of tax loss and a $6.6 million net of tax gain, respectively. The adjustments in both fiscal years are primarily due to a combination of actuarial adjustments at year end in addition to the amortization of unrealized gain and/or losses throughout the fiscal year.
The decrease in the unfunded obligation for the fiscal year was approximately $10.1 million and was primarily comprised of $19.7 million of actuarial gain, $19.1 million of negative investment returns, $11.9 million of pension contributions (comprised of our re-purchase of properties previously contributed to the plan in 2013 and their respective annual lease payments), and a charge of $2.4 million due to current year interest cost. The net periodic pension credit was $1.4 million in fiscal 2022 compared to $1.3 million in fiscal 2021, driven primarily by a reduction in the interest cost on the projected benefit obligation.

The unfunded status recorded as pension benefit obligation on our consolidated balance sheets for the plan is set forth in the following table, along with the unrecognized actuarial loss, which is presented as part of accumulated other comprehensive loss:

	December 31, 2022	January 1, 2022
	(In thousands)
Unfunded status	$(1,521)	$(11,605)
Unrecognized actuarial loss	27,438	24,200
Net amount recognized	$25,917	$12,595
Amounts recognized on the balance sheet consist of:
Accrued pension liability	$(1,521)	$(11,605)
Accumulated other comprehensive loss (pre-tax)	27,438	24,200
Net amount recognized	$25,917	$12,595
The net periodic pension credit for the plan included the following:

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022
	(In thousands)
Service cost	$—	$—
Interest cost on projected benefit obligation	2,424	2,019
Expected return on plan assets	(4,706)	(4,560)
Amortization of unrecognized loss	835	1,283
Net periodic pension credit for the pension plan	$(1,447)	$(1,258)
The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost:

	December 31, 2022	January 1, 2022
Projected benefit obligation:
Discount rate	5.34%	2.90%
Average rate of increase in future compensation levels	N/A	N/A
Net periodic pension:
Discount rate	2.38%	1.84%
Average rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	5.20%	5.20%
Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plan are based upon various assumptions specified above. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, and mortality rates. The rate of increase in future compensation levels has no effect on both the projected benefit obligation and net periodic pension cost, as almost all the participants in the plan are inactive, the remaining active participants are no longer accruing benefits, and the plan is closed to new entrants.
Assumptions for plan termination settlement liability estimate. Plan liabilities will be settled through a lump sum offer to certain participants followed by an annuity buyout for remaining participants. The cost of this settlement is developed relative to the plan-based accounting obligations, segmented by participant status and other demographic subgroups where appropriate. The primary drivers of cost are lump sum election rates, the cost of lump sums relative to accounting obligations, and the cost to purchase annuities for participants not electing lump sums.
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
Mortality rates. For fiscal year ended December 31, 2022, in conjunction with our decision to terminate the plan, the valuations and assumptions reflect adoption of the Society of Actuaries RP-2018 mortality tables with generational mortality improvement and adjustments to reflect the characteristics of the plan in conjunction actuarial assumptions customary in the insurance industry. For fiscal year ended January 1, 2022, the valuations and assumptions reflect adoption of the Society of Actuaries updated RP-2014 mortality tables, with a “blue collar employee” adjustment for non-annuitants and a BlueLinx custom adjustment projected from 2015 for annuitants. Additionally, we use the most current generational mortality improvement projection scales, which was MP-2021 as of January 1, 2022.
Plan Assets and Long-Term Rate of Return
Fiscal 2022
We base the asset return assumption on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The allocation of the plan’s assets impacts our expected return on plan assets. The expected return on plan assets is based on a targeted allocation consisting of return-seeking securities (including public equity, real assets, and diversified credit investment strategies), liability-matching securities (fixed income), and cash and cash equivalents. Our net benefit cost increases as the expected return on plan assets decreases. We believe that our actual long-term asset allocations on average will approximate our targeted allocation. Our targeted allocation is driven by our investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For fiscal 2022, we used a 5.20% expected rate of return on plan assets.
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
In conjunction with the decision to terminate the plan, the target allocation of plan assets was adjusted to mitigate funded status risk and support full settlement of assets and liabilities during fiscal 2023. The current targets and actual investment allocation by asset category as of December 31, 2022, consisted of the following:

Type	Current Target Allocation	Actual Allocation, December 31, 2022
Global equity	4.0%	2.8%
Diversified credit	3.0%	2.8%
Real assets	3.0%	2.7%
Liability-hedging	87.0%	73.0%
Cash	3.0%	18.8%
Total	100%	100%

The following table sets forth by level, within the fair value hierarchy, as defined in Note 1, Summary of Significant Accounting Policies, and further discussed in Note 10, Fair Value Measurements, pension plan assets at their fair values as of December 31, 2022:

Type	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Assets measured at net asset value (NAV)(3)	Total
	(In thousands)
Return-seeking securities
Investments in trusts and funds(1)	$—	$—	$—	$6,683	$6,683
Liabilities-matching securities:
Investments in trusts and funds(2)	—	—	—	59,295	59,295
Cash and cash equivalents	15,253	—	—	—	15,253
Total	$15,253	$—	$—	$65,978	$81,231
(1) This category is comprised of a collective investment trust of equity funds that track the MSCI All Country World global equity index, a collective investment trust that holds publicly traded listed infrastructure securities, and a pooled investment fund.
(2) This category consists of a collective investment trust investing in Treasury STRIPS, in addition to a collective investment fund that tracks to U.S. government bond indexes, and pooled investment funds.
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
•Achieving a target investment return
We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2022. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA.
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
The following table sets forth by level, within the fair value hierarchy, as defined in Note 1, Summary of Significant Accounting Policies, and further discussed in Note 10, Fair Value Measurements, pension plan assets at their fair values as of January 1, 2022:

Type	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Assets measured at net asset value (NAV)(3)	Total
	(In thousands)
Return-seeking securities
Investments in trusts and funds(1)	$—	$—	$—	$69,397	$69,397
Liabilities-matching securities:
Investments in trusts and funds(2)	—	—	—	22,473	22,473
Cash and cash equivalents	2,399	—	—	—	2,399
Total:	$2,399	$—	$—	$91,870	$94,269
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

Pension Plan Cash Flows
Our estimated future benefit payments to pension plan participants are as follows:

Fiscal Year Ended	(In thousands)
2023	$82,752
2024	—
2025	—
2026	—
2027	—
Thereafter	—
We expect all of the plan’s assets to be distributed in fiscal 2023 in connection with our plan to terminate the plan. We fund the pension plan liability in accordance with the limits imposed by ERISA, federal income tax laws, and the funding requirements of the Pension Protection Act of 2006 (“Pension Act”). We are not required to make any cash contributions to the pension plan for fiscal funding year 2022.
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
The following table lists our participation in our multiemployer plans which we deem significant. “Contributions” represent the amounts contributed to the plan during the fiscal years presented:

					Contributions (In millions)
Pension Fund:	EIN/Pension Plan Number	Pension Act Zone Status	FIP/RP Status	Surcharge	2022	2021
Central States, Southeast and Southwest Areas Pension Fund	366044243	Critical and Declining (January 1, 2020)	RP	No	$0.4	$0.3
Total					$0.4	$0.3
Our contributions to this plan are approximately 0.1 percent of total contributions, which is less than the required disclosure threshold of five percent of total plan contributions. However, this plan is deemed significant for disclosure as it is severely underfunded. Our current CBA that requires contributions to the plan expired on December 31, 2022. In May 2020, we received a demand letter for payment resulting from our partial withdrawal in 2018 from the Central States Plan and started making payments in June 2020. These payments are payable monthly for a period of 20 years. Our liability for the remainder of these payments was $7.0 million as of December 31, 2022. We may, in the future, record an additional liability if required by an event of our complete withdrawal from the plan or a mass withdrawal. Our most recent contingent withdrawal liability was estimated at approximately $60.4 million for a complete withdrawal occurring in 2023. In the case of a complete withdrawal or a mass withdrawal, the Central States Plan could demand yearly payments of approximately $1.1 million, which do not include payments for the partial withdrawal of approximately $0.6 million annually. In a complete withdrawal, the payments would not amortize the liability fully; however, payments for a complete withdrawal are limited to a 20-year period. In the case of a mass withdrawal, the liability would not amortize fully under current government regulations, and payments would continue indefinitely.
Defined Contribution Plans
Our employees also participate in two defined contribution plans: the BlueLinx Corporation Hourly Savings Plan covering hourly employees, and the BlueLinx Corporation Salaried Savings Plan covering salaried employees. Discretionary contributions to the plans are based on employee contributions and compensation, and, in certain cases, participants in the hourly savings plan also receive employer contributions based on union negotiated match amounts. Employer contributions to the hourly savings plan for fiscal years 2022 and 2021 were approximately $0.8 million and $0.7 million, respectively.
Employer contributions to the salaried savings plan for fiscal 2022 were approximately $4.0 million, of which $2.1 million was for fiscal 2021.
12. Share-Based Compensation
On May 20, 2021 at the Annual Meeting of Shareholders, our stockholders approved the BlueLinx Holding, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), which the Board of Directors had previously approved. The 2021 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other share-based awards to participants of the 2021 Plan selected by our Board of Directors or a committee of the Board that administers the 2021 Plan. We reserved 750,000 shares of our common stock for issuance under the 2021 Plan. The terms and conditions of awards under the 2021 Plan are determined by the Human Capital and Compensation Committee. Some of the awards issued under the 2021 Plan are subject to accelerated vesting in the event of a change in control as such an event is defined in the respective Plan documents. Shares are available for new issuance only under the 2021 Plan. The 2006 and 2016 Plans have no shares remaining for issuance. Remaining 2006 and 2016 Plan shares are outstanding only for the vesting of outstanding equity awards.
The 2021 Plan is designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The 2021 Plan provides a means whereby the participants develop a further sense of proprietorship and personal involvement in our development and financial success, thereby advancing the interests of the Company and its stockholders. Although we do not have a formal policy on the matter, we issue new shares of our common stock to participants upon the exercise of options or upon the vesting of restricted stock, restricted stock units, or performance shares, out of the total amount of common shares available for issuance or vesting under the aforementioned plan.
Restricted Stock Units
During fiscal 2022 and fiscal 2021, the directors on our Board of Directors were granted restricted stock units with a one-year vesting period. These awards are time-based and are not based upon attainment of performance goals. The grants will settle after one year, although a pro-rated portion of the award may vest and settle prior to the one-year period, with the remainder forfeited if the director is not standing for re-election or upon retirement from the Board of Directors. During fiscal 2020, the Board of Directors were granted restricted stock units with a one-year vesting period, although a pro-rated portion could vest prior to the one-year period, with the remainder forfeited, if a director chose not to stand for re-election before the one-year vesting period elapsed. The fiscal 2020 grants settle at the earlier of ten years from the vesting date or retirement from the Board of Directors, whichever comes first.
During fiscal 2022, the Board of Directors granted restricted stock units to certain of our employees and executive officers. Certain of the restricted stock units granted in fiscal 2022 vest in equal annual increments over the three years after the date of grant and certain others vest on the third anniversary of the date of grant if certain performance conditions are met as of the vesting date. During fiscal 2021 and fiscal 2020, the Board of Directors granted restricted stock units to certain of our employees and executive officers. Certain of the restricted stock units granted in fiscal 2021 and fiscal 2020 vest in equal annual increments over the three years after the date of grant.

The following table summarizes activity for our restricted stock units during fiscal 2022:

	Restricted Stock Units
	Number of Awards	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2022	488,614	$26.13
Granted	228,274	$69.86
Vested(1)	(338,145)	$26.33
Forfeited	(53,334)	$22.00
Outstanding as of December 31, 2022	325,409	$57.27
(1)The total fair value of restricted stock units vested in fiscal 2022, fiscal 2021, and fiscal 2020 was $26.8 million, $6.4 million and $1.0 million, respectively.
Compensation Expense
We recognize compensation expense equal to the grant-date fair value, which is generally based on the fair market value of our common stock on the date of grant, for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case, we recognize compensation expense over the requisite service period of each separate vesting tranche, to the extent the occurrence of such conditions are probable. We account for share-based payment award forfeitures as they occur, rather than making estimates of future forfeitures.
All compensation expense related to our share-based payment awards is recorded in “Selling, general, and administrative” expense in the consolidated statements of operations and comprehensive income.
Total share-based compensation expense, net of forfeitures, from our share-based awards was as follows:

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands)
Restricted Stock Units	$9,617	$6,590	$5,992
Total	$9,617	$6,590	$5,992
We recognized related income tax benefits in fiscal years 2022, 2021, and 2020 of $3.8 million, $1.7 million, and $1.5 million, respectively, which were fully realized in fiscal years 2022, 2021, and 2020. We include the benefits of tax deductions in excess of recognized compensation expense as a component of our provision for income taxes in our consolidated statements of operations and comprehensive income when present. There were $2.1 million and $0.9 million of excess tax benefits in fiscal 2022 and fiscal 2021 and no excess tax benefits in fiscal 2020.
As of December 31, 2022, there was approximately $13.4 million of total unrecognized compensation expense related to restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted average term of 2.2 years.
13. Income per Common Share
We calculate basic income per share by dividing net income by the weighted average number of common shares outstanding. We calculate diluted income per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units.
On August 23, 2021, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $25.0 million of our common stock. During the first quarter of fiscal 2022, we repurchased 81,331 shares of our common stock under this program at an average price of $79.03 per share. On May 3, 2022, our Board of Directors increased our share repurchase authorization to $100.0 million and we entered into an Accelerated Share Repurchase Agreement (“ASR Agreement”) with Jefferies LLC to repurchase $60.0 million of our common stock. Under the ASR Agreement, we received initial delivery of 553,584 shares of common stock on May 3, 2022 (the “Transaction Date”) representing approximately 65 percent of the total number of shares of common stock initially underlying the ASR Agreement based on our closing stock price of $70.45 on May 2, 2022. The initial delivery of 553,584 shares reduced the number of common shares outstanding on the Transaction Date and, as a result, reduced the weighted average number of common shares outstanding used to calculate basic income per share and diluted income per share for fiscal 2022.
Final settlement of the shares of common stock repurchased under the ASR Agreement occurred on September 15, 2022 based on the average of the daily volume-weighted average price of our common stock during the repurchase period under the ASR Agreement, less a discount and other adjustments pursuant to the terms and conditions of the ASR Agreement. At settlement, we received an additional 247,431 shares of common stock, which further reduced the weighted average number of common shares outstanding used to calculate basic income per share and diluted income per share for fiscal 2022. Under our ASR Agreement, we repurchased a total of 801,015 shares of our common stock at an average price of $74.90 per share.
The reconciliation of basic net income and diluted net income per common share for fiscal 2022, fiscal 2021, and fiscal 2020 were as follows:

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
	($ in thousands, except per share data)
Net income	$296,176	$296,133	$80,882

Weighted average shares outstanding - basic	9,328	9,615	9,422
Dilutive effect of share-based awards	70	261	41
Weighted average shares outstanding - diluted	9,398	9,876	9,463

Basic income per share	$31.75	$30.80	$8.58
Diluted income per share	$31.51	$29.99	$8.55
Approximately 100,000, 128,000, and 725,000 weighted-average share-based awards were excluded from the computation of income per share assuming dilution for fiscal years 2022, 2021, and 2020, respectively, as the awards would have been anti-dilutive for the periods presented.
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
We determine if an arrangement is a lease at inception and assess lease classification as either operating or finance at lease inception or modification. Operating lease right-of use (“ROU”) assets and liabilities are presented separately on the consolidated balance sheets. Finance lease ROU assets are included in property and equipment and the finance lease obligations are presented separately in the consolidated balance sheets. When a lease does not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. We have also made the accounting policy election to not separate lease components from non-lease components related to our mobile fleet asset class.
Finance Lease Liabilities
Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate. As noted in the table below, a majority of our finance leases, formally known as capital leases, relate to real estate.

The following table presents our assets and liabilities related to our leases as of December 31, 2022 and January 1, 2022:

Lease assets and liabilities		December 31, 2022	January 1, 2022
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$45,717	$49,568
Finance lease right-of-use assets (1)	Property and equipment, net	132,748	143,851
Total lease right-of-use assets		$178,465	$193,419

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$7,432	$5,145
Finance lease liabilities	Finance lease liabilities - short term	7,089	7,864
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	40,011	44,526
Finance lease liabilities	Finance lease liabilities - long term	265,986	266,853
Total lease liabilities		$320,518	$324,388
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $90.1 million and $73.7 million as of December 31, 2022 and January 1, 2022, respectively.
The components of lease expense were as follows:

Components of lease expense	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands)
Operating lease cost:
Operating lease cost	$11,963	$11,626	$12,634
Sublease income	(2,704)	(2,555)	(2,466)
Total operating lease costs	$9,259	$9,071	$10,168

Finance lease cost:
Amortization of right-of-use assets	$16,350	$15,183	$14,193
Interest on lease liabilities	24,469	24,847	23,809
Total finance lease costs	$40,819	$40,030	$38,002

Cash flow information related to leases was as follows:

Cash flow information	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,614	$10,782	$12,256
Operating cash flows from finance leases	24,469	24,847	23,809
Financing cash flows from finance leases	$10,907	$11,175	$8,662

Non-cash supplemental cash flow information related to leases was as follows:

Non-cash information	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022	Fiscal Year Ended January 2, 2021
	(In thousands)
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	$7,968	$5,663	$4,442
Finance leases	9,092	10,549	3,833
(1) Includes operating lease right-of-use assets obtained in acquisition in fiscal 2022. See Note 2, Business Combination, for further information.
Supplemental balance sheet information for right-of-use assets related to leases was as follows:

Balance sheet information	December 31, 2022	January 1, 2022
	(In thousands)
Finance leases
Property and equipment	$222,839	$217,592
Accumulated depreciation	(90,091)	(73,741)
Property and equipment, net	$132,748	$143,851
Weighted Average Remaining Lease Term (in years)
Operating leases	9.21	10.75
Finance leases	13.97	15.06
Weighted Average Discount Rate
Operating leases	8.54%	9.01%
Finance leases	8.87%	10.00%
The major categories of our finance lease liabilities as of December 31, 2022 and January 1, 2022 are as follows:

Category	December 31, 2022	January 1, 2022
	(In thousands)
Equipment and vehicles	$29,300	$30,710
Real estate	243,775	244,007
Total finance leases	$273,075	$274,717
Under the short-term lease exception provided within ASC 842, we do not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of December 31, 2022. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the consolidated balance sheets, including options to extend lease terms that are reasonably certain of being exercised.

	Operating leases	Finance leases
	(In thousands)
2023	$11,358	$31,121
2024	10,312	31,836
2025	9,057	28,988
2026	5,743	32,553
2027	4,474	26,970
Thereafter	32,711	524,869
Total lease payments	$73,655	$676,337
Less: imputed interest	(26,212)	(403,262)
Total	$47,443	$273,075
15. Commitments and Contingencies
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
Collective Bargaining Agreements
As of December 31, 2022, we employed approximately 2,100 associates and less than one percent of our associates are employed on a part-time basis. Approximately 16 percent of our associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Five CBAs covering approximately five percent of our associates are up for renewal in fiscal 2023, which we expect to renegotiate by the end of fiscal 2023.
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

The changes in accumulated balances for each component of other comprehensive income (loss) for fiscal 2022, fiscal 2021, and fiscal 2020 were as follows:

	Impact of defined benefit pension, net of tax	Other, net of tax	Total
	(In thousands)
December 28, 2019, ending balance, net of tax	$(35,441)	$878	$(34,563)
Other comprehensive loss, net of tax (1)	(1,414)	(15)	(1,429)
January 2, 2021, ending balance, net of tax	$(36,855)	$863	$(35,992)
Other comprehensive income, net of tax (2)	6,610	22	6,632
January 1, 2022, ending balance, net of tax	$(30,245)	$885	$(29,360)
Other comprehensive income (loss), net of tax (3)	(2,430)	378	(2,052)
December 31, 2022, ending balance, net of tax	$(32,675)	$1,263	$(31,412)
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
(3) For fiscal 2022, there was $2.4 million of impact related to our defined pension for related actuarial adjustments and amortization of unrecognized amounts from the prior year, net of taxes of $0.8 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation, as of the end of the period covered by this report, of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize, and report, within time periods specified by the SEC’s rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2022, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the fiscal year ended December 31, 2022, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2022. During fiscal 2022, we completed the acquisition of Vandermeer. Subsequently, we have begun integration and controls assessment activities. See Note 2, Business Combination, for more information. Vandermeer represented approximately one percent of our net sales for the year ended December 31, 2022 and approximately five percent of our total assets at December 31, 2022. In accordance with the SEC’s published guidance, because we acquired these operations during the current fiscal year, we have excluded these operations from our assessment of Section 404 of the Sarbanes-Oxley Act for fiscal 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our consolidated financial statements for the year ended December 31, 2022.
Ernst & Young LLP’s report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BlueLinx Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BlueLinx Holdings Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BlueLinx Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vandermeer Forest Products, Inc. (Vandermeer), which is included in the fiscal 2022 consolidated financial statements of the Company and constituted 5.0% and 12.0% of total and net assets, respectively, as of December 31, 2022 and 0.6% and 0.5% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Vandermeer.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BlueLinx Holdings Inc. as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the two fiscal years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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
February 21, 2023

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required by this Item will be set forth in our definitive proxy statement for the 2023 Annual Meeting of Stockholders of BlueLinx Holdings Inc. (the “Proxy Statement”) to be filed within 120 days after the end of our 2022 fiscal year and is incorporated herein by reference.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the applicable disclosure under the captions entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “Director Compensation for 2022” in our Proxy Statement, to be filed within 120 days after the end of our 2022 fiscal year and is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the applicable disclosure under the captions entitled “Security Ownership of Management and Certain Beneficial Owners” and “Delinquent Section 16(a) Reports” (if applicable) in our Proxy Statement, to be filed within 120 days after the end of our 2022 fiscal year and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards under our existing equity compensation plans as of December 31, 2022. Our stockholder-approved equity compensation plans consist of the 2021 Plan. Shares are available for issuance under the 2021 Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—	$—	703,848
Equity compensation plans not approved by security holders	—	n/a	—
Total	—	$—	703,848
Other information required by this item is set forth under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the applicable disclosure under the captions entitled “Certain Relationships and Related Transactions” and “More Information About the Board of Directors” in our Proxy Statement, to be filed within 120 days after the end of our 2022 fiscal year and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the applicable disclosure under the caption entitled “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement, to be filed within 120 days after the end of our 2022 fiscal year and is incorporated by reference.

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

10.5
Form of 2019 and 2020 Time Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2019) ±

10.6
Form of 2019 Performance Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings, Inc. 2016 Amended and Restated Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2019) ±

10.7
Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.8
Employment Agreement between BlueLinx Corporation and Mitchell Lewis, dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 17, 2014) ±

10.9
First Amendment, effective June 8, 2018, to Employment Agreement between BlueLinx Corporation and Mitchell Lewis (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018) ±

Exhibit Number	Item
10.10
Employment Agreement between BlueLinx Corporation and Shyam K. Reddy, dated May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2017) ±

10.11
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

10.13
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

10.15
Letter Agreement, dated March 22, 2020, between BlueLinx Holdings Inc. and Mitchell B. Lewis (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020) ±

10.16
Letter Agreement, dated March 30, 2020, between BlueLinx Corporation and Alexander Averitt (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2020) ±

10.17
BlueLinx Holdings Inc, Amended and Restated Short-Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2017) ±

10.18	BlueLinx Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.19	Form of Executive Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.20	Revised Form of Executive Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 11, 2020) ±
10.21
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

10.22
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

10.23
Amended and Restated Guaranty and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.24
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

10.25
Pledge and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc., and HPS Investment Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.26
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

Exhibit Number	Item
10.27
Second Amendment to Credit and Guaranty Agreement, dated February 28, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, HPS Investment Partners, LLC, as administrative agent and collateral agent, and the other financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2019)

10.28
Third Amendment to Credit and Guaranty Agreement, dated October 24, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2019)

10.29
Fourth Amendment to Credit and Guaranty Agreement, dated December 31, 2019, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020)

10.30
Fifth Amendment to Credit and Guaranty Agreement, dated February 28, 2020, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020)

10.31
Sixth Amendment to Credit and Guaranty Agreement, dated April 1, 2020, by and among BlueLinx Holdings Inc., as borrower, certain subsidiaries of BlueLinx Holdings Inc., as guarantors, the lenders party thereto, and HPS Investment Partners, LLC, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2020)

10.32
Retirement and Transition Services Agreement between BlueLinx Corporation and Mitchell B. Lewis, dated April 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2021) ±

10.33
Employment Agreement by and among BlueLinx Corporation, BlueLinx Holdings Inc. and Dwight Gibson, dated April 15, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2021) ±

10.34
BlueLinx Holdings Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 20, 2021) ±

10.35
Separation Agreement between BlueLinx Corporation and Alexander Averitt, dated June 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 1, 2021) ±

10.36
Second Amendment to Amended and Restated Credit Agreement, dated August 2, 2021, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 3, 2021)

10.37
First Amendment to Employment Agreement, by and between BlueLinx Corporation and Dwight Gibson, dated June 24, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

10.38
Form of 2021 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

10.39
BlueLinx Holdings Inc. 2021 Long-Term Equity Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

10.40
Award Agreement between BlueLinx Holdings Inc., BlueLinx Corporation and Dwight Gibson, dated June 24, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

10.41
Form of 2022 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022) ±

10.42
Form of 2022 Performance-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022) ±

Exhibit Number	Item
10.43
Transition Agreement between BlueLinx Corporation and Shyam K. Reddy, dated September 29, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2022) ±

10.44
Stock Purchase Agreement, dated October 3, 2022, by and among BlueLinx Corporation, Vandermeer Forest Products, Inc. and David. J. Staudacher (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 3, 2022)

10.45
Amended Transition Agreement between BlueLinx Corporation and Shyam K. Reddy, dated December 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2022) ±

16.1
Letter from BDO USA, LLP to the Securities and Exchange Commission, dated June 14, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2021)

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
Date: February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
Name

/s/ Dwight Gibson	President, Chief Executive Officer and Director	February 21, 2023
Dwight Gibson

/s/ Kelly C. Janzen	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2023
Kelly C. Janzen

/s/ Adam K. Bowen	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2023
Adam K. Bowen

/s/ Kim S. Fennebresque	Chairman	February 21, 2023
Kim S. Fennebresque

/s/ Dominic DiNapoli	Director	February 21, 2023
Dominic DiNapoli

/s/ Keith A. Haas	Director	February 21, 2023
Keith A. Haas

/s/ Mitchell B. Lewis	Director	February 21, 2023
Mitchell B. Lewis

/s/ J. David Smith	Director	February 21, 2023
J. David Smith

/s/ Carol B. Yancey	Director	February 21, 2023
Carol B. Yancey

/s/ Marietta Edmunds Zakas	Director	February 21, 2023
Marietta Edmunds Zakas