Form 10-Q
period 2023-04-01
BlueLinx Holdings Inc.
filed 2023-05-02
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2023, there were 9,088,972 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended April 1, 2023

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$797,904	$1,302,305
Cost of sales	664,365	1,011,254
Gross profit	133,539	291,051
Operating expenses (income):
Selling, general, and administrative	91,174	91,289
Depreciation and amortization	7,718	6,746
Amortization of deferred gains on real estate	(984)	(984)
Other operating expenses	3,116	838
Total operating expenses	101,024	97,889
Operating income	32,515	193,162
Non-operating expenses:
Interest expense, net	7,687	11,293
Other expense, net	594	1,138
Income before provision for income taxes	24,234	180,731
Provision for income taxes	6,422	47,322
Net income	$17,812	$133,409

Basic income per share	$1.96	$13.72
Diluted income per share	$1.94	$13.19

Comprehensive income:
Net income	$17,812	$133,409
Other comprehensive income:
Amortization of unrecognized pension gain, net of tax	239	156
Other	(11)	20
Total other comprehensive income	228	176
Comprehensive income	$18,040	$133,585

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$376,234	$298,943
Receivables, less allowances of $3,733 and $3,449, respectively	298,888	251,555
Inventories, net	409,324	484,313
Other current assets	29,295	42,121
Total current assets	1,113,741	1,076,932
Property and equipment, at cost	365,667	360,869
Accumulated depreciation	(157,807)	(155,260)
Property and equipment, net	207,860	205,609
Operating lease right-of-use assets	43,548	45,717
Goodwill	55,372	55,372
Intangible assets, net	33,879	34,989
Deferred tax assets	55,956	56,169
Other non-current assets	15,374	15,254
Total assets	$1,525,730	$1,490,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177,046	$151,626
Accrued compensation	13,115	22,556
Finance lease liabilities - short-term	5,087	7,089
Operating lease liabilities - short-term	6,756	7,432
Real estate deferred gains - short-term	3,935	3,935
Pension benefit obligation - short-term	1,795	1,521
Other current liabilities	20,619	16,518
Total current liabilities	228,353	210,677
Non-current liabilities:
Long-term debt, net of debt issuance costs of $3,854 and $4,057, respectively	292,753	292,424
Finance lease liabilities - long-term	265,677	265,986
Operating lease liabilities - long-term	38,142	40,011
Real estate deferred gains - long-term	69,452	70,403
Other non-current liabilities	20,604	20,512
Total liabilities	914,981	900,013
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,088,972 and 9,048,603 outstanding on April 1, 2023 and December 31, 2022, respectively	91	90
Additional paid-in capital	203,427	200,748
Accumulated other comprehensive loss	(31,184)	(31,412)
Accumulated stockholders’ equity	438,415	420,603
Total stockholders’ equity	610,749	590,029
Total liabilities and stockholders’ equity	$1,525,730	$1,490,042

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Equity	Stockholders’ Equity Total
	Shares	Amount
Balance, December 31, 2022	9,049	$90	$200,748	$(31,412)	$420,603	$590,029
Net income	—	—	—	—	17,812	17,812
Impact of pension plan, net of tax	—	—	—	239	—	239
Vesting of restricted stock units	67	1	(1)	—	—	—
Compensation related to share-based grants	—	—	4,569	—	—	4,569
Repurchase of shares to satisfy employee tax withholdings	(8)	—	(570)	—	—	(570)
Obligation for repurchase of shares to satisfy employee tax withholdings	(19)		(1,319)	—	—	(1,319)
Other	—	—	—	(11)	—	(11)
Balance, April 1, 2023	9,089	$91	$203,427	$(31,184)	$438,415	$610,749

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Equity	Stockholders’ Equity Total
	Shares	Amount
Balance, January 1, 2022	9,726	$97	$268,085	$(29,360)	$124,427	$363,249
Net income	—	—	—	—	133,409	133,409
Impact of pension plan, net of tax	—	—	—	156	—	156
Vesting of restricted stock units	11	—	—	—	—	—
Compensation related to share-based grants	—	—	2,162	—	—	2,162
Repurchase of shares to satisfy employee tax withholdings	(5)	—	(393)	—	—	(393)
Common stock repurchase and retirement	(81)	(1)	(6,426)	—	—	(6,427)
Other	—	—	—	20	—	20
Balance, April 2, 2022	9,651	$96	$263,428	$(29,184)	$257,836	$492,176

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net income	$17,812	$133,409
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	7,718	6,746
Amortization of debt discount and issuance costs	329	263
Deferred income tax	213	(1,994)
Amortization of deferred gains from real estate	(984)	(984)
Share-based compensation	4,569	2,162
Changes in operating assets and liabilities:
Accounts receivable	(47,333)	(157,419)
Inventories	74,989	(74,097)
Accounts payable	25,420	50,072
Taxes payable	—	47,057
Pension contributions	—	(221)
Other current assets	5,953	(601)
Other assets and liabilities	279	(2,156)
Net cash provided by operating activities	88,965	2,237

Cash flows from investing activities:
Proceeds from sale of assets	37	49
Property and equipment investments	(9,008)	(2,509)
Net cash used in investing activities	(8,971)	(2,460)

Cash flows from financing activities:
Common stock repurchase and retirement	—	(6,427)
Repurchase of shares to satisfy employee tax withholdings	(570)	(393)
Principal payments on finance lease liabilities	(2,133)	(3,722)
Net cash used in financing activities	(2,703)	(10,542)

Net change in cash and cash equivalents	77,291	(10,765)
Cash and cash equivalents at beginning of period	298,943	85,203
Cash and cash equivalents at end of period	$376,234	$74,438

Supplemental cash flow information:
Interest paid during the period	$6,190	$6,387
Taxes paid during the period	$—	$2,350

Non-cash transactions:
Obligation for repurchase of shares to satisfy employee tax withholdings	$1,319	$—

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2023
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). We derived the condensed consolidated balance sheet at April 1, 2023, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Fiscal 2022 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 21, 2023. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations and comprehensive income for the three months ended April 1, 2023 and April 2, 2022, our balance sheets at April 1, 2023 and December 31, 2022, our statements of stockholders’ equity for the three months ended April 1, 2023 and April 2, 2022, and our statements of cash flows for the three months ended April 1, 2023 and April 2, 2022.

We have condensed or omitted certain notes and other information from the interim condensed consolidated financial statements presented in this report. Therefore, these condensed consolidated interim financial statements should be read in conjunction with the Fiscal 2022 Form 10-K. The results for the three months ended April 1, 2023 are not necessarily indicative of results that may be expected for the full year ending December 30, 2023, or any other interim period.
We operate on a 5-4-4 fiscal calendar. Our fiscal year ends on the Saturday closest to December 31 of that fiscal year and may comprise 53 weeks in certain years. Our 2023 fiscal year contains 52 weeks and ends on December 30, 2023. Fiscal 2022 contained 52 weeks and ended on December 31, 2022.
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
Reclassification of Prior Period Presentation
For the quarter ended April 2, 2022, we have reclassified certain items within the presentation of our statement of cash flows to align with our statement of cash flows presentation for the quarter ended April 1, 2023. Our reclassifications are limited to the operating activities section and include presenting pension contributions, which were previously presented within the change of other assets and liabilities, as an individual item within changes in operating assets and liabilities. These reclassifications, we believe, provide an enhanced level of transparency with regards to the presentation of our statement of cash flows.
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
The Company’s revolving credit agreement, as further discussed in Note 6, Long-Term Debt, to these condensed consolidated financial statements, currently references the LIBOR for determining interest payable on current and future borrowings and includes provisions for the use of alternative rates if the LIBOR is unavailable. The guidance in this ASU provides a practical expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from the LIBOR to a new interest rate index. The Company adopted this standard prospectively in the first quarter of 2022. The implementation did not have a material impact to the Company’s condensed consolidated financial statements or to any key terms of our revolving credit agreement other than the discontinuation of the LIBOR.
2. Business Combinations
On October 3, 2022, we acquired all the outstanding stock of Vandermeer Forest Products, Inc. (“Vandermeer”), a premier wholesale distributor of building products, for preliminary total consideration of $69.3 million. The acquisition has been accounted for as a business combination using the acquisition method. The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting, including fair value estimations, is subject to change as we finalize all assessments of the assets and liabilities that were acquired on the acquisition date. The primary area of the preliminary acquisition accounting that is not yet finalized relates to settlement of the holdback liability.

As of the date of the acquisition, the holdback liability was $6.3 million. During the quarter-ended April 1, 2023, $0.3 million of the holdback liability was returned to the Company for adjustments related to final cash and working capital balances, reducing preliminary total consideration from $69.3 million to $69.0 million. The remaining holdback liability of $6.0 million is scheduled to be settled approximately 18 months after the acquisition date.
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

As of April 1, 2023, we assessed the carrying value of our inventory and determined it was presented at the lower of cost or net realizable value and that a reserve was not necessary.

As of December 31, 2022, we recorded a lower of cost or net realizable value reserve of $2.6 million as a result of the decrease in the value of our structural lumber and panel inventory related to the decline in wood-based commodity prices as of the end of the period.
4. Goodwill and Other Intangible Assets
In connection with our past merger and acquisition activity, we acquired certain intangible assets. As of April 1, 2023, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations. As of April 1, 2023, goodwill was $55.4 million.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. No such indicators were present during the first quarter of fiscal 2023. Our one reporting unit has a fair value that exceeds its carrying value as of April 1, 2023.
The following table provides information related to the carrying amount of our goodwill:

Total Carrying Amount
(In thousands)
Balance at December 31, 2022	$55,372
Acquisitions	—
Balance at April 1, 2023	$55,372
Definite-Lived Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets at April 1, 2023 were as follows:

Intangible Asset	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization(1)	Net Carrying Amounts
		(In thousands)
Customer relationships	10	$48,500	$(16,084)	$32,416
Noncompete agreements	5	8,954	(8,324)	630
Trade names	3	7,826	(6,993)	833
Total		$65,280	$(31,401)	$33,879

(1) Intangible assets except customer relationships are amortized on straight line basis. Certain of our customer relationships are amortized on a double declining balance method and certain others are amortized on a straight line basis.
Amortization Expense
Amortization expense for our definite-lived intangible assets was $1.1 million and $1.1 million for the three-month periods ended April 1, 2023 and April 2, 2022, respectively.
Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2023 and the next five fiscal years is as follows:

Fiscal Year	Estimated Amortization
(In thousands)
2023	$3,113
2024	3,930
2025	3,765
2026	3,471
2027	3,340
2028	3,340

5. Revenue Recognition
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
The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
Product type	April 1, 2023	April 2, 2022
	(In thousands)
Specialty products	$567,838	$767,907
Structural products	230,066	534,398
Total net sales	$797,904	$1,302,305

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

	Three Months Ended
Sales channel	April 1, 2023	April 2, 2022
	(In thousands)
Warehouse and reload	$686,632	$1,077,946
Direct	127,095	246,652
Customer discounts and rebates	(15,823)	(22,293)
Total net sales	$797,904	$1,302,305

6. Long-Term Debt

As of April 1, 2023 and December 31, 2022, long-term debt consisted of the following:

	April 1, 2023	December 31, 2022
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Finance lease obligations (3)	270,764	273,075
	570,764	573,075
Unamortized debt issuance costs	(3,854)	(4,057)
Unamortized bond discount costs	(3,393)	(3,519)
	563,517	565,499
Less: current maturities of long-term debt	5,087	7,089
Long-term debt, net of current maturities	$558,430	$558,410

(1)As of April 1, 2023 and December 31, 2022, our long-term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the long-term debt caption of our condensed consolidated balance sheets at $292.8 million and $292.4 million at April 1, 2023 and December 31, 2022, respectively. This presentation is net of their discount of $3.4 million and $3.5 million and the combined carrying value of our debt issuance costs of $3.9 million and $4.1 million at April 1, 2023 and December 31, 2022, respectively. Our senior secured notes are presented in this table at their face value.

(2) The average effective interest rate for our revolving credit facility was zero percent for the quarters ended April 1, 2023 and April 2, 2022.

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

As of April 1, 2023 and December 31, 2022, the fair value of our 2029 Notes was approximately $276.8 million and $283.6 million, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on observable market prices in less active markets.

Revolving Credit Facility
Our Revolving Credit Facility, entered into with Wells Fargo Bank, National Association, as administrative agent (“the Agent”), and certain other financial institutions party thereto, provides for a senior secured asset-based revolving loan and letter of credit facility of up to $350.0 million. Our obligations under the Revolving Credit Facility are secured by a security interest in substantially all of our and our subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items.
Borrowings under our Revolving Credit Facility bear interest at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.25 percent to 1.75 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on LIBOR, or (ii) the Agent’s base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.

Our Revolving Credit Facility includes available interest rate options based on LIBOR, which will be discontinued as an available rate option after June 30, 2023. Under the terms of the facility, LIBOR will be replaced with the Secured Overnight Financing Rate (“SOFR”) with respect to the applicable variable rate interest options thereunder, with effect on or before June 30, 2023.

Borrowings under our Revolving Credit Facility are subject to availability under the Borrowing Base (as that term is defined in the revolving credit agreement). The Borrowers are required to repay revolving loans thereunder to the extent that such revolving loans exceed the Borrowing Base then in effect. Our Revolving Credit Facility may be prepaid in whole or in part from time to time without penalty or premium, but including all breakage costs incurred by any lender thereunder.

As of April 1, 2023, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $722.7 million under our Revolving Credit Facility. As of December 31, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $645.4 million under our Revolving Credit Facility. Available borrowing capacity under our Revolving Credit Facility was $346.5 million on April 1, 2023 and December 31, 2022. Our average effective interest rate under the facility was zero percent for the quarters ended April 1, 2023 and April 2, 2022.

Our Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under our Revolving Credit Facility as of April 1, 2023.

Finance Lease Obligations

Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 9, Leases.

7. Net Periodic Pension Cost (Benefit)
The following table shows the components of our net periodic pension cost (benefit):

	Three Months Ended
Pension-related items	April 1, 2023	April 2, 2022
	(In thousands)
Service cost (1)	$—	$—
Interest cost on projected benefit obligation	1,104	606
Expected return on plan assets	(812)	(1,177)
Amortization of unrecognized gain	302	209
Net periodic pension cost (benefit)	$594	$(362)
(1) Service cost is not a part of our net periodic pension benefit as our pension plan is frozen for all participants.
The net periodic pension cost (benefit) is included in other expense, net in our condensed consolidated statement of operations and comprehensive income.

During the three months ended April 1, 2023, we continued our previously announced plan to terminate the BlueLinx Corporation Hourly Retirement Plan (the “plan”) and transfer the management and delivery of continuing benefits associated with the plan to a highly rated and qualified insurance company with pension termination experience. The process for terminating a pension plan involves several regulatory steps and approvals, and typically takes 12 to 18 months to complete. We estimate the plan termination will be completed during fiscal 2023.
8. Stock Compensation
During the three months ended April 1, 2023 and April 2, 2022, we incurred stock compensation expense of $4.6 million and $2.2 million, respectively. The increase in our stock compensation expense for the three-month period is primarily attributable to the acceleration of unrecognized compensation cost in conjunction with our announced leadership transition. Additionally, there was an increase in the number of awards granted, as well as the increase in the grant-date fair value, or the Company’s stock price, of awards currently vesting compared to the prior year.
As of April 1, 2023, we have accrued $1.3 million for tax withholding obligations of our employees upon vesting of restricted stock unit awards. This has been presented as a non-cash transaction in our condensed consolidated statement of cash flows.

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
The following table presents our assets and liabilities related to our leases as of April 1, 2023 and December 31, 2022:

Lease assets and liabilities		April 1, 2023	December 31, 2022
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$43,548	$45,717
Finance lease right-of-use assets (1)	Property and equipment, net	130,659	132,748
Total lease right-of-use assets		$174,207	$178,465

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$6,756	$7,432
Finance lease liabilities	Finance lease liabilities - short term	5,087	7,089
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	38,142	40,011
Finance lease liabilities	Finance lease liabilities - long term	265,677	265,986
Total lease liabilities		$315,662	$320,518
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $88.9 million and $90.1 million as of April 1, 2023 and December 31, 2022, respectively.

The components of lease expense were as follows:

	Three Months Ended
Components of lease expense	April 1, 2023	April 2, 2022
	(In thousands)
Operating lease cost:
Operating lease cost	$2,918	$2,517
Sublease income	(578)	(652)
Total operating lease costs	$2,340	$1,865

Finance lease cost:
Amortization of right-of-use assets	$2,089	$3,710
Interest on lease liabilities	6,044	6,160
Total finance lease costs	$8,133	$9,870
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
Cash flow information	April 1, 2023	April 2, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,458	$2,528
Operating cash flows from finance leases	6,044	6,160
Financing cash flows from finance leases	$2,133	$3,722
Non-cash supplemental cash flow information related to leases was as follows:

Three Months Ended
Non-cash information	April 1, 2023	April 2, 2022
(In thousands)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—
Finance leases	$—	$—

Supplemental balance sheet information related to leases was as follows:

Balance sheet information	April 1, 2023	December 31, 2022
	(In thousands)
Finance leases
Property and equipment	$219,572	$222,839
Accumulated depreciation	(88,913)	(90,091)
Property and equipment, net	$130,659	$132,748
Weighted Average Remaining Lease Term (in years)
Operating leases	9.28	9.21
Finance leases	13.78	13.97
Weighted Average Discount Rate
Operating leases	8.61%	8.54%
Finance leases	8.89%	8.87%
The major categories of our finance lease liabilities as of April 1, 2023 and December 31, 2022 are as follows:

Category	April 1, 2023	December 31, 2022
	(In thousands)
Equipment and vehicles	$27,162	$29,300
Real estate	243,602	243,775
Total finance leases	$270,764	$273,075
Under the short-term lease exception provided within ASC 842, we do not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of April 1, 2023. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the condensed consolidated balance sheets, including options to extend lease terms that are reasonably certain of being exercised.

Fiscal year	Operating leases	Finance leases
	(In thousands)
2023	$7,724	$21,147
2024	10,072	31,836
2025	8,756	28,988
2026	5,460	32,553
2027	4,217	26,970
Thereafter	31,519	524,869
Total lease payments	$67,748	$666,363
Less: imputed interest	(22,850)	(395,599)
Total	$44,898	$270,764

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
Collective Bargaining Agreements
As of April 1, 2023, we employed approximately 2,100 associates and less than one percent of our associates are employed on a part-time basis. Approximately 16 percent of our associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Four CBAs covering approximately four percent of our associates are up for renewal in the remainder of fiscal 2023, which we expect to renegotiate by the end of fiscal 2023.
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
The changes in balances for each component of accumulated other comprehensive loss for the three months ended April 1, 2023, were as follows:

	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss

December 31, 2022, beginning balance	$(32,675)	$1,263	$(31,412)
Other comprehensive income, net of tax	239	(11)	228
April 1, 2023, ending balance, net of tax	$(32,436)	$1,252	$(31,184)
12. Income Taxes

Effective Tax Rate

Our effective tax rate for the three months ended April 1, 2023 and April 2, 2022 was 26.5 percent and 26.2 percent, respectively.

Our effective tax rates for the three months ended April 1, 2023 and April 2, 2022 were impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by a benefit from the vesting of restricted stock units, which occurred during each period. For additional information about our income taxes, see Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

13. Income Per Share
We calculate basic income per share by dividing net income by the weighted average number of common shares outstanding. We calculate diluted income per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units.

The reconciliation of basic net income and diluted net income per common share for the three-month periods ended April 1, 2023 and April 2, 2022 were as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
	(In thousands, except per share data)

Net income	$17,812	$133,409

Weighted-average shares outstanding - basic	9,059	9,720
Dilutive effect of share-based awards	98	393
Weighted-average shares outstanding - diluted	9,157	10,113

Basic income per share	$1.96	$13.72
Diluted income per share	$1.94	$13.19
Approximately 78,000 and 3,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended April 1, 2023 and April 2, 2022, respectively, as the awards would have been anti-dilutive for the periods presented.

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
We have a strong market position and a broad geographic coverage footprint servicing all 50 states, where we maintain locations that serve 75 percent of the highest growth metropolitan statistical areas as it relates to forecasted housing starts and repair and remodel spend. With the strength of a locally focused sales force, we distribute a comprehensive range of products from over 750 suppliers. Our suppliers include some of the leading manufacturers in the industry, such as Allura, Arauco, Fiberon, Georgia-Pacific, Huber Engineered Woods, Louisiana-Pacific, Oldcastle APG, Ply Gem, Roseburg, Royal and Weyerhaeuser. We supply products to a broad base of customers including national home centers, pro dealers, cooperatives, specialty distributors, regional and local dealers and industrial manufacturers. Many of our customers serve residential and commercial builders, contractors and remodelers in their respective geographic areas and local markets.
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
Residential Repair and Remodel
We estimate that demand from the residential repair and remodel market (“R&R”) accounts for approximately 45 percent of our annual sales. Historically, R&R demand has tended to be less cyclical when compared to the residential new construction market, particularly for exterior products that are exposed to the elements and where maintenance is less likely to be deferred for long periods of time. We believe R&R demand is driven by a myriad of factors including, but not limited to: home prices and affordability; raw materials prices; the pace of new household formation; savings rates; employment conditions; and emerging trends, such as the increased popularity of home-based remote working environments. With mortgage rates having risen to multi-year highs, we believe many homeowners who secured a lower interest mortgage will be inclined to stay longer in existing homes, which could benefit R&R demand over the near-to-medium term.
According to the Joint Center For Housing Studies’ LIRA Index, R&R demand is expected to return to more normalized levels, following several consecutive years of elevated R&R activity fueled by pandemic-induced changes in housing and lifestyle decisions. However, the total market size of the U.S. R&R market remains significant, with total U.S. homeowner improvements and repairs spending expected to be approximately $484.0 billion by the end of 2023, up from $363.0 billion at the end of 2020.
Further, as the median age of U.S. housing stock increases over time, we anticipate U.S. R&R spending will also increase. According to the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, the median age of a home in the U.S. increased from 23 years in 1985 to 39 years in 2019. Moreover, approximately 80 percent of the current housing stock was built prior to 1999. We believe the increasing average age of the nation’s approximate 142 million existing homes will continue to drive demand for repair and remodel projects.
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
According to the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, during the first quarter of fiscal 2023, single family housing starts in the United States, seasonally adjusted, were approximately 29 percent lower compared to the first quarter of fiscal 2022 and approximately 13 percent lower than that of the first quarter of fiscal 2020, prior to the COVID-19 pandemic, indicating a market slow down following two years of favorable market conditions. As of the end of the first quarter of fiscal 2023, the month’s supply of inventory of new homes was eight months, above the 20-year average of six months. For most of the last decade, housing production has lagged population growth and household formation.
We believe our scale, national footprint, strategic supplier relationships, key national customer relationships, and breadth of market leading products and brands position us to serve the residential new construction end market and navigate the challenges in the macro-economic environment.
Seasonality

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry, such as weather conditions and other seasonal factors. The first and fourth quarters have historically been our lower volume quarters due to the impact of unfavorable weather on the residential repair and remodel and residential new home construction markets, among other factors. Our second and third quarters have historically been higher volume quarters compared to the first and fourth quarters, reflecting an increase in repair and remodel and residential new home construction activities due to more favorable seasonal conditions.
Our historical patterns of seasonality were impacted by the COVID-19 pandemic which caused supply and demand imbalances impacting our sales volumes. During the first quarter of 2023, we experienced some seasonal impacts to our sales volumes from weather conditions. While there is continued uncertainty surrounding certain macro-economic environment developments that may impact our seasonality trends, we expect to return to more normalized seasonality trends in the near term given recent easing supply constraints and increased manufacturing output.

Commodity Markets

Our operating results are sensitive to fluctuations in commodity markets, specifically commodity markets for wood-based commodities that we classify as structural products. When prices fluctuate in the commodity markets which impact us, we may immediately adjust the end price of our products to compensate for the changes in market prices, which is common for businesses with inventories impacted by commodity price fluctuations. When we change our prices in response to market fluctuations, we will often see immediate impacts in our operating results. When market prices increase, this impact can be beneficial. Conversely, when market prices decrease, the impact can be negative because we are adjusting the selling prices for inventory often purchased at higher market prices. See Note 3, Inventories, to the condensed consolidated financial statements and Results of Operations below for discussion of the impact of fluctuations in commodity markets on results for the periods presented.

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
2.Migrate sales mix toward higher-margin specialty product categories. The Company is pursuing a revenue mix increasingly weighted toward higher-margin, specialty product categories such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products. Additionally, the Company is expanding its value-added service offerings designed to simplify complex customer sourcing requirements and provide enhanced service capabilities afforded by the Company’s national platform.
3.Maintain a disciplined capital structure and pursue high-return investments that increase the value of the Company. The Company is maintaining a disciplined capital structure while at the same time investing in its business to modernize its distribution facilities, as well as its tractor and trailer fleet, and to improve operational performance. The Company also continues to evaluate potential acquisition targets that complement its existing capabilities, grow its specialty products business, increase customer exposure, expand its geographic reach, or a combination thereof. We invested $9.0 million in our business during the first quarter of fiscal 2023 to improve operational performance and productivity.

Factors That Affect Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following: pricing and product cost variability; volumes of product sold; competition; changes in the supply and/or demand for products that we distribute; the cyclical nature of the industry in which we operate; housing market conditions; consolidation among competitors, suppliers, and customers; disintermediation risk; loss of products or key suppliers and manufacturers; our dependence on international suppliers and manufacturers for certain products; potential acquisitions and the integration and completion of such acquisitions; business disruptions; effective inventory management relative to our sales volume or the prices of the products we produce; information technology security risks and business interruption risks; the ability to attract, train, and retain highly qualified associates and other key personnel while controlling related labor costs; exposure to product liability and other claims and legal proceedings related to our business and the products we distribute; natural disasters, catastrophes, fire, wars or other unexpected events; successful implementation of our strategy; wage increases or work stoppages by our union employees; costs imposed by federal, state, local, and other regulations; compliance costs associated with federal, state, and local environmental protection laws; global pandemics, such as COVID-19, and other widespread public health crises and their potential effects on our business; fluctuations in our operating results; our level of indebtedness and our ability to incur additional debt to fund future needs; the covenants of the instruments governing our indebtedness limiting the discretion of our management in operating the business; the potential to incur more debt; the fact that we have consummated certain sale leaseback transactions with resulting long-term non-cancelable leases, many of which are or will be finance leases; the fact that we lease many of our distribution centers, and we would still be obligated under these leases even if we close a leased distribution center; inability to raise funds necessary to finance a required repurchase of our senior secured notes; a lowering or withdrawal of debt ratings; changes in our product mix; increases in petroleum prices; changes in insurance-related deductible/retention reserves based on actual loss experience; the possibility that the value of our deferred tax assets could become impaired; changes in our expected annual effective tax rate could be volatile; changes in actuarial assumptions for our pension plan; the costs and liabilities related to our participation in multi-employer pension plans could increase; the risk that our cash flows and capital resources may be insufficient to service our existing or future indebtedness; variable interest rate risk under certain indebtedness; changes in, or interpretation of, accounting principles; significant stock price fluctuation; the possibility that we could be the subject of securities class action litigation due to stock price volatility; unfavorable securities or industry analyst publications; activities of activist shareholders; and indebtedness terms that limit our ability to pay dividends on common stock.

Results of Operations
The following table sets forth our results of operations for the first quarter of fiscal 2023 and fiscal 2022:

	First Quarter of Fiscal 2023	% of Net Sales	First Quarter of Fiscal 2022	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$797,904	100.0%	$1,302,305	100.0%
Gross profit	133,539	16.7%	291,051	22.3%
Selling, general, and administrative	91,174	11.4%	91,289	7.0%
Depreciation and amortization	7,718	1.0%	6,746	0.5%
Amortization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Other operating expenses	3,116	0.4%	838	0.1%
Operating income	32,515	4.1%	193,162	14.8%
Interest expense, net	7,687	1.0%	11,293	0.9%
Other expense, net	594	0.1%	1,138	0.1%
Income before provision for income taxes	24,234	3.0%	180,731	13.9%
Provision for income taxes	6,422	0.8%	47,322	3.6%
Net income	$17,812	2.2%	$133,409	10.2%

The following table sets forth net sales by product category for the three-month periods ending April 1, 2023 and April 2, 2022:

	Three Months Ended
	April 1, 2023		April 2, 2022
Net sales by product category	($ in thousands)
Specialty products	$567,838	71%	$767,907	59%
Structural products	230,066	29%	534,398	41%
Total net sales	$797,904	100%	$1,302,305	100%

The following table sets forth gross profit and gross margin percentages by product category for the three-month periods of fiscal 2023 and 2022:

	Three Months Ended
	April 1, 2023	April 2, 2022
Gross profit by product category	($ in thousands)
Specialty products	$106,627	$184,099
Structural products	26,912	106,952
Total gross profit	$133,539	$291,051
Gross margin % by product category
Specialty products	18.8%	24.0%
Structural products	11.7%	20.0%
Total gross margin %	16.7%	22.3%

First Quarter of Fiscal 2023 Compared to First Quarter of Fiscal 2022

For the first quarter of fiscal 2023, we generated net sales of $797.9 million, a decrease of $504.4 million when compared to the first quarter of fiscal 2022 and the overall gross margin percentage decreased from 22.3 percent to 16.7 percent year over year. The decline in overall profitability compared to the prior year was primarily due to lower sales volume for our specialty products, particularly our engineered wood products, and year-over-year declines in the average composite prices of our structural products.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, decreased $200.1 million to $567.8 million in the first quarter of fiscal 2023. The decline was due to lower sales volume, primarily related to engineered wood products. Specialty products gross profit decreased $77.5 million to $106.6 million, with a year-over-year decline of 520 basis points in specialty gross margin to 18.8 percent for the first quarter of fiscal 2023, compared to 24.0 percent in the first quarter of fiscal 2022. The decrease in specialty gross margin percentage over the prior-year period is attributable to lower sales volume, primarily related to engineered wood products, as well as modest declines in pricing for our specialty products given the change in market conditions.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased $304.3 million to $230.1 million in the first quarter of fiscal 2023 due to the decline in the average composite price of framing lumber and structural panels, as well as lower structural panels volume. Our structural gross margin percentage for the first quarter of fiscal 2023 was 11.7 percent, down from 20.0 percent in the prior-year period, primarily attributable to year-over-year declines in the average composite price of framing lumber and structural panels.

Our selling, general, and administrative expenses, which includes approximately $2.0 million of incremental operating expenses related to our Vandermeer acquisition, remained relatively flat overall compared to the first quarter of fiscal 2022. Depreciation and amortization expense increased 14.4 percent, compared to the first quarter of fiscal 2022. The increase in depreciation and amortization is due to a higher base of amortizable and depreciable assets throughout the first quarter of fiscal 2023 when compared the prior-year period, resulting from our continued focus on capital investment and increased intangible assets related to our Vandermeer acquisition. Other operating expenses increased $2.3 million compared to the first quarter of fiscal 2022 primarily due to restructuring related costs, including severance, incurred in the first quarter of fiscal 2023 due to our leadership transition.

Interest expense, net, decreased by 31.9 percent, or $3.6 million, compared to the first quarter of fiscal 2022. The decrease is primarily due to the generation of higher interest income on our cash on hand.

Our effective tax rates were 26.5 percent and 26.2 percent for the first quarter of fiscal 2023 and 2022, respectively. Our effective tax rate for both periods was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by a benefit from the vesting of restricted stock units, which occurred during each period.

Our net income for the first quarter of fiscal 2023 was $17.8 million, or $1.94 per diluted share, versus $133.4 million, or $13.19 per diluted share, in the prior-year period due primarily to a decrease in gross profit driven by lower specialty sales volume, particularly for our engineered wood products, and declines in pricing related to our specialty and structural products, in conjunction with higher operating expenses. This was offset by lower interest expense and income tax expense.
Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations and availability from our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for at least the next 12 months and into the foreseeable future.
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

As of April 1, 2023 and December 31, 2022, the fair value of our 2029 Notes was approximately $276.8 million and $283.6 million, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on observable market prices in less active markets.
Revolving Credit Facility
Our Revolving Credit Facility, entered into with Wells Fargo Bank, National Association, as administrative agent (“the Agent”), and certain other financial institutions party thereto, provides for a senior secured asset-based revolving loan and letter of credit facility of up to $350.0 million. Our obligations under the Revolving Credit Facility are secured by a security interest in substantially all of our and our subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items.
Borrowings under our Revolving Credit Facility bear interest at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.25 percent to 1.75 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on LIBOR, or (ii) the Agent’s base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.

Our Revolving Credit Facility includes available interest rate options based on LIBOR, which will be discontinued as an available rate option after June 30, 2023. Under the terms of the facility, LIBOR will be replaced with the Secured Overnight Financing Rate (“SOFR”) with respect to the applicable variable rate interest options thereunder, with effect on or before June 30, 2023.

Borrowings under our Revolving Credit Facility are subject to availability under the Borrowing Base (as that term is defined in the revolving credit agreement). The Borrowers are required to repay revolving loans thereunder to the extent that such revolving loans exceed the Borrowing Base then in effect. Our Revolving Credit Facility may be prepaid in whole or in part from time to time without penalty or premium, but including all breakage costs incurred by any lender thereunder.

As of April 1, 2023, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $722.7 million under our Revolving Credit Facility. As of December 31, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $645.4 million under our Revolving Credit Facility. Available borrowing capacity under our Revolving Credit Facility was $346.5 million on April 1, 2023 and December 31, 2022. Our average effective interest rate under the facility was zero percent for the quarters ended April 1, 2023 and April 2, 2022.

Our Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under our Revolving Credit Facility as of April 1, 2023.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we completed in recent years. Our total finance lease commitments totaled $270.8 million and $273.1 million as of April 1, 2023 and December 31, 2022, respectively. Of the $270.8 million of finance lease commitments as of April 1, 2023, $243.6 million related to real estate and $27.2 million related to equipment. Of the $273.1 million of finance lease commitments as of December 31, 2022, $243.8 million related to real estate and $29.3 million related to equipment.
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

Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities for the first three months of fiscal 2023 was $89.0 million, compared to net cash provided by operating activities of $2.2 million in the first three months of fiscal 2022. The increase in cash provided by operating activities during the first three months of fiscal 2023 was primarily a result of higher cash generated from changes in working capital components, including the decrease in inventory and increase in accounts payable, offset by the increase in accounts receivable in the current-year period. This was partially offset by a decrease in net income for the current-year period compared to the prior-year period.
Investing Activities
Net cash used in investing activities for the first three months of fiscal 2023 was $9.0 million compared to net cash used in investing activities of $2.5 million in the first three months of fiscal 2022. The increase in net cash used in investing activities was primarily due to higher spend on property and equipment in the current year-period compared to the prior-year period.
Financing Activities
Net cash used in financing activities totaled $2.7 million for the first three months of fiscal 2023, compared to net cash used in financing activities of $10.5 million for the first three months of fiscal 2022. The decrease in net cash used in financing activities is primarily due to the repurchase our common stock under our announced share repurchase program during the first three months of fiscal 2022, with no such transactions completed in the first three months of fiscal 2023.
Stock Repurchase Program
As of April 1, 2023, we have a remaining authorization amount of $33.6 million under our $100.0 million share repurchase program.
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
Operating Working Capital
Operating working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Operating working capital is defined as the sum of receivables and inventory, less accounts payable. Management of working capital helps us monitor our progress in meeting our goals to enhance working capital assets.

Selected financial information
	April 1, 2023	December 31, 2022	April 2, 2022
	(In thousands)
Current assets:
Receivables, less allowance for doubtful accounts	$298,888	$251,555	$497,056
Inventories, net	409,324	484,313	562,555
	$708,212	$735,868	$1,059,611

Current liabilities:
Accounts payable	$177,046	$151,626	$230,072
	$177,046	$151,626	$230,072

Operating working capital	$531,166	$584,242	$829,539

Operating working capital of $531.2 million as of April 1, 2023, compared to $584.2 million as of December 31, 2022, decreased on a net basis by approximately $53.1 million. The decrease in operating working capital is primarily driven by the decrease in inventory, which reflects our strategic inventory management efforts, and the increase in accounts payable due to timing of cash disbursements. This was partially offset by the increase in accounts receivable from net sales.
Operating working capital of $531.2 million as of April 1, 2023, compared to $829.5 million as of April 2, 2022, decreased on a net basis by approximately $298.4 million. The decrease in operating working capital is primarily driven by the decrease in accounts receivable due to the decrease in net sales and improved collection efforts, as well as the decrease in inventory, which reflects our strategic inventory management efforts and a deflationary pricing environment. This was partially offset by the decrease in accounts payable due to the decrease in inventory and the timing of cash disbursements.

Investments in Property and Equipment

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets are included in property and equipment, at cost on our condensed consolidated balance sheet. For the first quarter ended April 1, 2023, we invested $9.0 million in cash investments in long-lived assets primarily related to investments in our distribution facilities and to a lesser extent, upgrading our fleet.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. There have been no material changes to our critical accounting policies from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements include, without limitation, any statement that predicts, forecasts, indicates or implies future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “could,” “expect,” “estimate,” “intend,” “may,” “project,” “plan,” “should,” “will,” “will be,” “will likely continue,” “will likely result,” “would” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. The forward-looking statements in this report include statements about anticipated effects of adopting certain accounting standards; estimated future annual amortization expense; potential changes to estimates made in connection with revenue recognition; the expected outcome of legal proceedings; industry conditions; seasonality; and liquidity and capital resources.
Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and those discussed elsewhere in this report (including Item 1A of Part II of this report) and in future reports that we file with the SEC. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors that may cause these differences include, among other things:
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

•our dependence on international suppliers and manufacturers for certain products exposes us to risks that could affect our financial condition and expose us to certain additional risks;
•our strategy includes pursuing acquisitions, and we may be unsuccessful in making and integrating mergers, acquisitions and investments;
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
•the effect of global pandemics, such as COVID-19, and other widespread public health crises and governmental rules and regulations and our policies related to such may adversely affect our business and results from operations;
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
•if the cost of fuel, third-party freight or other energy prices increase or availability of third-party freight providers is reduced, our results of operations could be adversely affected;
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
•borrowings under our revolving credit facility bears interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;
•changes in, or interpretation of, accounting principles could result in unfavorable accounting changes;

•our stock price may fluctuate significantly;
•we could be the subject of securities class action litigation due to stock price volatility, which could divert management’s attention and adversely affect our results of operations;
•if securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline;
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
Commodity Price Risk
Many of the building products that we distribute, including oriented strand board (“OSB”), plywood, lumber, and rebar, are commodities whose price is determined by the market’s supply and demand for such products. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of products. Short-term increases in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs on our products. We may enter into derivative financial instruments to mitigate the potential impact of commodity price fluctuations on our results of operations or cash flows. As of April 1, 2023, we had no such derivative financial instruments in place.
Interest Rate Risk
We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR or other applicable benchmark rate, such as SOFR, when we have loan amounts outstanding on our revolving credit facility. We do not believe that a one percent increase in interest rates, for example, would have a material effect on our results of operations or cash flows. As of April 1, 2023, we had no outstanding borrowings on our revolving credit facility. Our senior secured notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. We may enter into derivative financial instruments to mitigate the potential impact of interest rate risk on our results of operations or cash flows. As of April 1, 2023, we had no such derivative financial instruments in place.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the first quarter of fiscal 2023, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, "Item 1A.Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for each month of the quarter ended April 1, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - February 4	6,102	$79.12	—	$33,572,690
February 5 - March 4	—	$—	—	$33,572,690
March 5 - April 1	20,824	$68.49	—	$33,572,690
Total	26,926		—

(1) Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

(2) On May 3, 2022, our Board of Directors increased our share repurchase authorization to $100.0 million, and as of April 1, 2023, we had a remaining authorization amount of $33.6 million under the program. With the remaining availability under the stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1
Separation and Release Agreement, dated March 21, 2023, between BlueLinx Corporation and Dwight Gibson (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2023) ±.

10.2
Employment Agreement, dated March 21, 2023, between the Company, BlueLinx Corporation and Shyam Reddy (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2023) ±.

10.3	*	Offer Letter dated February 9, 2022, between BlueLinx Corporation and Kevin Henry ±.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.
	±	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: May 2, 2023	By:	/s/ Kelly C. Janzen
Kelly C. Janzen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2023	By:	/s/ Adam K. Bowen
Adam K. Bowen
Vice President and Chief Accounting Officer
(Principal Accounting Officer)