Form 10-Q
period 2023-07-01
BlueLinx Holdings Inc.
filed 2023-08-01
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2023, there were 9,003,476 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended July 1, 2023

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$815,967	$1,239,379	$1,613,871	$2,541,684
Cost of sales	680,164	1,037,971	1,344,529	2,049,225
Gross profit	135,803	201,408	269,342	492,459
Operating expenses (income):
Selling, general, and administrative	88,750	91,338	179,924	182,627
Depreciation and amortization	7,951	6,518	15,669	13,264
Amortization of deferred gains on real estate	(984)	(984)	(1,968)	(1,968)
Gains from sales of property	—	(144)	—	(144)
Other operating expenses	993	626	4,109	1,464
Total operating expenses	96,710	97,354	197,734	195,243
Operating income	39,093	104,054	71,608	297,216
Non-operating expenses:
Interest expense, net	6,311	11,255	13,998	22,548
Other expense, net	594	139	1,188	1,277
Income before provision for income taxes	32,188	92,660	56,422	273,391
Provision for income taxes	7,722	21,388	14,144	68,710
Net income	$24,466	$71,272	$42,278	$204,681

Basic income per share	$2.70	$7.64	$4.67	$21.49
Diluted income per share	$2.70	$7.48	$4.67	$21.07

Comprehensive income:
Net income	$24,466	$71,272	$42,278	$204,681
Other comprehensive income:
Amortization of unrecognized pension gain, net of tax	225	156	464	312
Other	(11)	(20)	(22)	—
Total other comprehensive income	214	136	442	312
Comprehensive income	$24,680	$71,408	$42,720	$204,993

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$418,325	$298,943
Receivables, less allowances of $3,182 and $3,449, respectively	294,341	251,555
Inventories, net	379,312	484,313
Other current assets	45,290	42,121
Total current assets	1,137,268	1,076,932
Property and equipment, at cost	373,524	360,869
Accumulated depreciation	(163,029)	(155,260)
Property and equipment, net	210,495	205,609
Operating lease right-of-use assets	43,601	45,717
Goodwill	55,372	55,372
Intangible assets, net	32,841	34,989
Deferred tax assets	55,542	56,169
Other non-current assets	15,351	15,254
Total assets	$1,550,470	$1,490,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,130	$151,626
Accrued compensation	14,110	22,556
Finance lease liabilities - short-term	8,238	7,089
Operating lease liabilities - short-term	7,085	7,432
Real estate deferred gains - short-term	3,935	3,935
Pension benefit obligation - short-term	2,087	1,521
Other current liabilities	19,058	16,518
Total current liabilities	244,643	210,677
Non-current liabilities:
Long-term debt, net of debt issuance costs of $3,651 and $4,057, respectively	293,083	292,424
Finance lease liabilities - long-term	262,950	265,986
Operating lease liabilities - long-term	37,853	40,011
Real estate deferred gains - long-term	68,501	70,403
Other non-current liabilities	20,669	20,512
Total liabilities	927,699	900,013
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 20,000,000 shares authorized, 9,008,476 and 9,048,603 outstanding on July 1, 2023 and December 31, 2022, respectively	90	90
Additional paid-in capital	190,770	200,748
Accumulated other comprehensive loss	(30,970)	(31,412)
Accumulated stockholders’ equity	462,881	420,603
Total stockholders’ equity	622,771	590,029
Total liabilities and stockholders’ equity	$1,550,470	$1,490,042

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Equity	Stockholders’ Equity Total
	Shares	Amount
Balance, December 31, 2022	9,049	$90	$200,748	$(31,412)	$420,603	$590,029
Net income	—	—	—	—	17,812	17,812
Impact of pension plan, net of tax	—	—	—	239	—	239
Vesting of restricted stock units	67	1	(1)	—	—	—
Compensation related to share-based grants	—	—	4,569	—	—	4,569
Repurchase of shares to satisfy employee tax withholdings	(8)	—	(570)	—	—	(570)
Obligation for repurchase of shares to satisfy employee tax withholdings	(19)		(1,319)	—	—	(1,319)
Other	—	—	—	(11)	—	(11)
Balance, April 1, 2023	9,089	$91	$203,427	$(31,184)	$438,415	$610,749
Net income	—	—	—	—	24,466	24,466
Impact of pension plan, net of tax	—	—	—	225	—	225
Vesting of restricted stock units	95	—	(1)	—	—	(1)
Compensation related to share-based grants	—	—	1,926	—	—	1,926
Repurchase of shares to satisfy employee tax withholdings	(24)	—	(2,071)	—	—	(2,071)
Obligation for repurchase of shares to satisfy employee tax withholdings	(10)	—	(913)	—	—	(913)
Common stock repurchase and retirement	(142)	(1)	(11,598)	—	—	(11,599)
Other	—	—	—	(11)	—	(11)
Balance, July 1, 2023	9,008	$90	$190,770	$(30,970)	$462,881	$622,771

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Equity	Stockholders’ Equity Total
	Shares	Amount
Balance, January 1, 2022	9,726	$97	$268,085	$(29,360)	$124,427	$363,249
Net income	—	—	—	—	133,409	133,409
Impact of pension plan, net of tax	—	—	—	156	—	156
Vesting of restricted stock units	11	—	—	—	—	—
Compensation related to share-based grants	—	—	2,162	—	—	2,162
Repurchase of shares to satisfy employee tax withholdings	(5)	—	(393)	—	—	(393)
Common stock repurchase and retirement	(81)	(1)	(6,426)	—	—	(6,427)
Other	—	—	—	20	—	20
Balance, April 2, 2022	9,651	$96	$263,428	$(29,184)	$257,836	$492,176
Net income	—	—	—	—	71,272	71,272
Impact of pension plan, net of tax	—	—	—	156	—	156
Vesting of restricted stock units	181	2	—	—	—	2
Compensation related to share-based grants	—	—	1,775	—	—	1,775
Repurchase of shares to satisfy employee tax withholdings	(66)	(1)	(5,777)	—	—	(5,778)
Common stock repurchase and retirement	(554)	(5)	(38,995)	—	—	(39,000)
Forward contract for accelerated share repurchase agreement	—	—	(21,000)	—	—	(21,000)
Other	—	—	134	(20)	—	114
Balance, July 2, 2022	9,212	$92	$199,565	$(29,048)	$329,108	$499,717

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$42,278	$204,681
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	15,669	13,264
Amortization of debt discount and issuance costs	659	493
Gains from sales of property	—	(144)
Deferred income tax	550	(2,752)
Amortization of deferred gains from real estate	(1,968)	(1,968)
Share-based compensation	6,495	3,937
Changes in operating assets and liabilities:
Accounts receivable	(42,786)	(83,022)
Inventories	105,001	(89,190)
Accounts payable	38,504	59,515
Taxes payable	—	10,462
Pension contributions	—	(482)
Other current assets	(3,169)	(3,399)
Other assets and liabilities	(8,115)	(7,965)
Net cash provided by operating activities	153,118	103,430

Cash flows from investing activities:
Proceeds from sale of assets	128	531
Property and equipment investments	(14,039)	(6,882)
Net cash used in investing activities	(13,911)	(6,351)

Cash flows from financing activities:
Common stock repurchase and retirement	(11,599)	(66,427)
Repurchase of shares to satisfy employee tax withholdings	(3,960)	(6,170)
Principal payments on finance lease liabilities	(4,266)	(4,733)
Net cash used in financing activities	(19,825)	(77,330)

Net change in cash and cash equivalents	119,382	19,749
Cash and cash equivalents at beginning of period	298,943	85,203
Cash and cash equivalents at end of period	$418,325	$104,952

Supplemental cash flow information:
Interest paid during the period	$21,472	$22,707
Taxes paid during the period	$10,821	$61,176

Non-cash transactions:
Property and equipment acquired under finance leases	$3,400	$2,313
Obligation for repurchase of shares to satisfy employee tax withholdings	$913	$—

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2023
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). We derived the condensed consolidated balance sheet at July 1, 2023, from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Fiscal 2022 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 21, 2023. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations and comprehensive income for the three and six months ended July 1, 2023 and July 2, 2022, our balance sheets at July 1, 2023 and December 31, 2022, our statements of stockholders’ equity for the six months ended July 1, 2023 and July 2, 2022, and our statements of cash flows for the six months ended July 1, 2023 and July 2, 2022.

We have condensed or omitted certain notes and other information from the interim condensed consolidated financial statements presented in this report. Therefore, these condensed consolidated interim financial statements should be read in conjunction with the Fiscal 2022 Form 10-K. The results for the three and six months ended July 1, 2023 are not necessarily indicative of results that may be expected for the full year ending December 30, 2023, or any other interim period.
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
Reclassification of Prior Period Presentation
For the six months ended July 2, 2022, we have reclassified certain items within the presentation of our statement of cash flows to align with our statement of cash flows presentation for the six months ended July 1, 2023. Our reclassifications are limited to the operating activities section and include presenting pension contributions, which were previously presented within the change of other assets and liabilities, as an individual item within changes in operating assets and liabilities. These reclassifications, we believe, provide an enhanced level of transparency with regards to the presentation of our statement of cash flows.
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
The Company’s revolving credit agreement, as further discussed in Note 6, Long-Term Debt, to these condensed consolidated financial statements, was amended on June 27, 2023, to replace references to LIBOR to Secured Overnight Financing Rate (“SOFR”) for determining interest payable on current and future borrowings. The guidance in this ASU provides a practical expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from the LIBOR to a new interest rate index. The Company adopted this standard prospectively in the first quarter of 2022. The implementation did not have a material impact to the Company’s condensed consolidated financial statements or to any key terms of our revolving credit agreement other than the discontinuation of the LIBOR.
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

As of the date of the acquisition, the holdback liability was $6.3 million. During the first fiscal quarter of 2023, $0.3 million of the holdback liability was returned to the Company for adjustments related to final cash and working capital balances, reducing preliminary total consideration from $69.3 million to $69.0 million. The remaining holdback liability of $6.0 million is scheduled to be settled approximately 18 months after the acquisition date.
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

As of July 1, 2023, we assessed the carrying value of our inventory and determined it was presented at the lower of cost or net realizable value and that a reserve was not necessary.

As of December 31, 2022, we recorded a lower of cost or net realizable value reserve of $2.6 million as a result of the decrease in the value of our structural lumber and panel inventory related to the decline in wood-based commodity prices as of the end of the period.
4. Goodwill and Other Intangible Assets
In connection with our past merger and acquisition activity, we acquired certain intangible assets. As of July 1, 2023, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations. As of July 1, 2023, goodwill was $55.4 million.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. No such indicators were present during the second quarter of fiscal 2023.
The following table provides information related to the carrying amount of our goodwill:

Total Carrying Amount
(In thousands)
Balance at December 31, 2022	$55,372
Acquisitions	—
Balance at April 1, 2023	$55,372
Acquisitions	—
Balance at July 1, 2023	$55,372
Definite-Lived Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets at July 1, 2023 were as follows:

Intangible Asset	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization(1)	Net Carrying Amounts
		(In thousands)
Customer relationships	9	$48,500	$(17,004)	$31,496
Noncompete agreements	4	8,954	(8,359)	595
Trade names	2	7,826	(7,076)	750
Total		$65,280	$(32,439)	$32,841

(1) Intangible assets except customer relationships are amortized on straight line basis. Certain of our customer relationships are amortized on a double declining balance method and certain others are amortized on a straight line basis.
Amortization Expense
Amortization expense for our definite-lived intangible assets was $1.0 million and $2.1 million for the three and six month periods ended July 1, 2023, respectively. For the three and six month periods ended July 2, 2022, amortization expense was $0.6 million and $1.7 million, respectively.
Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2023 and the next five fiscal years is as follows:

Fiscal Year	Estimated Amortization
(In thousands)
2023	$2,066
2024	3,930
2025	3,765
2026	3,471
2027	3,340
2028	3,340

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
The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
Product type	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(In thousands)		(In thousands)
Specialty products	$570,990	$787,860	$1,138,828	$1,555,767
Structural products	244,977	451,519	475,043	985,917
Total net sales	$815,967	$1,239,379	$1,613,871	$2,541,684

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

	Three Months Ended		Six Months Ended
Sales channel	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(In thousands)		(In thousands)
Warehouse and reload	$695,508	$1,020,341	$1,382,140	$2,098,287
Direct	135,214	240,235	262,309	486,887
Customer discounts and rebates	(14,755)	(21,197)	(30,578)	(43,490)
Total net sales	$815,967	$1,239,379	$1,613,871	$2,541,684

6. Long-Term Debt

As of July 1, 2023, and December 31, 2022, long-term debt consisted of the following:

	July 1, 2023	December 31, 2022
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Finance lease obligations (3)	271,188	273,075
	571,188	573,075
Unamortized debt issuance costs	(3,651)	(4,057)
Unamortized bond discount costs	(3,265)	(3,519)
	564,272	565,499
Less: current maturities of long-term debt	8,238	7,089
Long-term debt, net of current maturities	$556,034	$558,410

(1)As of July 1, 2023 and December 31, 2022, our long-term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the long-term debt caption of our condensed consolidated balance sheets at $293.1 million and $292.4 million at July 1, 2023 and December 31, 2022, respectively. This presentation is net of their discount of $3.3 million and $3.5 million and the combined carrying value of our debt issuance costs of $3.7 million and $4.1 million at July 1, 2023 and December 31, 2022, respectively. Our senior secured notes are presented in this table at their face value.

(2) The average effective interest rate for our revolving credit facility was zero percent for the quarters ended July 1, 2023 and July 2, 2022.

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

As of July 1, 2023 and December 31, 2022, the fair value of our 2029 Notes was approximately $274.0 million and $283.6 million, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on observable market prices in less active markets.

Revolving Credit Facility

Our revolving credit facility, entered into with Wells Fargo Bank, National Association, as administrative agent (the “Agent”), and certain other financial institutions party thereto, provides for a senior secured asset-based revolving loan and letter of credit facility of up to $350.0 million. Our obligations under the Revolving Credit Facility (as defined below) are secured by a security interest in substantially all of our and our subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items. On June 27, 2023, we entered in to a third amendment to the credit facility to, among other things, replace the interest rate based on LIBOR applicable to borrowings under the Credit Agreement with an interest rate based on the SOFR and a customary spread adjustment (as amended, the “Revolving Credit Facility”).

Our Revolving Credit Facility includes available interest rate options and was previously based on LIBOR, which was discontinued as an available rate option after June 30, 2023.

Borrowings under our Revolving Credit Facility bear interest at a rate per annum equal to (i) Adjusted Term SOFR (calculated as SOFR plus 0.1%) plus a margin ranging from 1.25 percent to 1.75 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on SOFR, or (ii) the Agent’s base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.

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

As of July 1, 2023, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $764.8 million under our Revolving Credit Facility. As of December 31, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $645.4 million under our Revolving Credit Facility. Available borrowing capacity under our Revolving Credit Facility was $346.5 million on July 1, 2023 and December 31, 2022. Our average effective interest rate under the Revolving Credit Facility was zero percent for the quarters ended July 1, 2023 and July 2, 2022.

Our Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under our Revolving Credit Facility as of July 1, 2023.

Finance Lease Obligations

Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 9, Leases.

7. Net Periodic Pension Cost (Benefit)
The following table shows the components of our net periodic pension cost (benefit):

	Three Months Ended		Six Months Ended
Pension-related items	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(In thousands)		(In thousands)
Service cost (1)	$—	$—	$—	$—
Interest cost on projected benefit obligation	1,105	606	2,209	1,212
Expected return on plan assets	(813)	(1,177)	(1,625)	(2,354)
Amortization of unrecognized gain	302	209	604	418
Net periodic pension cost (benefit)	$594	$(362)	$1,188	$(724)
(1) Service cost is not a part of our net periodic pension benefit as our pension plan is frozen for all participants.
The net periodic pension cost (benefit) is included in other expense, net in our condensed consolidated statement of operations and comprehensive income.

During the three and six months ended July 1, 2023, we continued our previously announced plan to terminate the BlueLinx Corporation Hourly Retirement Plan (the “plan”) and transfer the management and delivery of continuing benefits associated with the plan to a highly rated and qualified insurance company with pension termination experience. The process for terminating a pension plan involves several regulatory steps and approvals, and typically takes 12 to 18 months to complete. We estimate the plan termination will be completed during fiscal 2023.
8. Stock Compensation
During the three and six months ended July 1, 2023, we incurred stock compensation expense of $1.9 million and $6.5 million, respectively. For the three and six months ended July 2, 2022, we incurred stock compensation expense of $1.8 million and $3.9 million, respectively. The increase in our stock compensation expense for the six-month period ended July 1, 2023 is primarily attributable to the acceleration of unrecognized compensation cost in conjunction with our announced leadership transition.
As of July 1, 2023, we have accrued $0.9 million for tax withholding obligations of our employees upon vesting of restricted stock unit awards. This has been presented as a non-cash transaction in our condensed consolidated statement of cash flows.

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
The following table presents our assets and liabilities related to our leases as of July 1, 2023 and December 31, 2022:

Lease assets and liabilities		July 1, 2023	December 31, 2022
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$43,601	$45,717
Finance lease right-of-use assets (1)	Property and equipment, net	130,804	132,748
Total lease right-of-use assets		$174,405	$178,465

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$7,085	$7,432
Finance lease liabilities	Finance lease liabilities - short term	8,238	7,089
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	37,853	40,011
Finance lease liabilities	Finance lease liabilities - long term	262,950	265,986
Total lease liabilities		$316,126	$320,518
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $94.3 million and $90.1 million as of July 1, 2023 and December 31, 2022, respectively.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
Components of lease expense	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(In thousands)		(In thousands)
Operating lease cost:
Operating lease cost	$3,116	$2,578	$6,034	$5,095
Sublease income	(835)	(676)	(1,413)	(1,328)
Total operating lease costs	$2,281	$1,902	$4,621	$3,767

Finance lease cost:
Amortization of right-of-use assets	$4,693	$4,890	$6,782	$8,600
Interest on lease liabilities	6,037	6,120	12,081	12,280
Total finance lease costs	$10,730	$11,010	$18,863	$20,880
Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
Cash flow information	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(In thousands)		(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,133	$2,623	$6,591	$5,151
Operating cash flows from finance leases	6,037	6,120	12,081	12,280
Financing cash flows from finance leases	$2,133	$1,011	$4,266	$4,733
Non-cash supplemental cash flow information related to leases was as follows:

	Three Months Ended		Six Months Ended
Non-cash information	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(In thousands)		(In thousands)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$591	$—	$1,127
Finance leases	$3,400	$2,313	$3,400	$2,313

Supplemental balance sheet information related to leases was as follows:

Balance sheet information	July 1, 2023	December 31, 2022
	(In thousands)
Finance leases
Property and equipment	$225,134	$222,839
Accumulated depreciation	(94,330)	(90,091)
Property and equipment, net	$130,804	$132,748
Weighted Average Remaining Lease Term (in years)
Operating leases	9.19	9.21
Finance leases	13.50	13.97
Weighted Average Discount Rate
Operating leases	8.67%	8.54%
Finance leases	8.90%	8.87%
The major categories of our finance lease liabilities as of July 1, 2023 and December 31, 2022 were as follows:

Category	July 1, 2023	December 31, 2022
	(In thousands)
Equipment and vehicles	$27,743	$29,300
Real estate	243,445	243,775
Total finance leases	$271,188	$273,075
Under the short-term lease exception provided within ASC 842, we do not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of July 1, 2023. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the condensed consolidated balance sheets, including options to extend lease terms that are reasonably certain of being exercised.

Fiscal year	Operating leases	Finance leases
	(In thousands)
2023	$5,100	$18,694
2024	10,583	27,429
2025	9,300	29,736
2026	5,917	33,301
2027	4,657	27,719
Thereafter	32,208	525,315
Total lease payments	$67,765	$662,194
Less: imputed interest	(22,827)	(391,006)
Total	$44,938	$271,188

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
Collective Bargaining Agreements
As of July 1, 2023, we employed approximately 2,000 associates and less than one percent of our associates are employed on a part-time basis. Approximately 19 percent of our associates are represented by various local labor unions with terms and conditions of employment governed by collective bargaining agreements (“CBAs”). Two CBAs covering approximately five percent of our associates are up for renewal in the remainder of fiscal 2023, which we expect to renegotiate before their renewal dates.
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
The changes in balances for each component of accumulated other comprehensive loss for the six months ended July 1, 2023, were as follows:

	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss

December 31, 2022, beginning balance	$(32,675)	$1,263	$(31,412)
Other comprehensive income, net of tax	464	(22)	442
July 1, 2023, ending balance, net of tax	$(32,211)	$1,241	$(30,970)
12. Income Taxes

Effective Tax Rate

Our effective tax rate for the three months ended July 1, 2023 and July 2, 2022 were 24.0 percent and 23.1 percent, respectively. Our effective tax rate for the six months ended July 1, 2023 and July 2, 2022 were 25.1 percent and 25.1 percent, respectively.

Our effective tax rates for the three and six months ended July 1, 2023 and July 2, 2022 were impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, offset by a benefit from the vesting of restricted stock units, which occurred during each period. For additional information about our income taxes, see Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

13. Income Per Share
We calculate basic income per share by dividing net income by the weighted average number of common shares outstanding. We calculate diluted income per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units.

The reconciliation of basic net income and diluted net income per common share for the three and six month periods ended July 1, 2023 and July 2, 2022 were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$24,466	$71,272	$42,278	$204,681

Weighted-average shares outstanding - basic	9,040	9,324	9,034	9,522
Dilutive effect of share-based awards	17	196	16	188
Weighted-average shares outstanding - diluted	9,057	9,520	9,050	9,710

Basic income per share	$2.70	$7.64	$4.67	$21.49
Diluted income per share	$2.70	$7.48	$4.67	$21.07
Approximately 49,000 and 21,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended July 1, 2023 and July 2, 2022, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 40,000 and 13,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the six months ended July 1, 2023 and July 2, 2022, respectively, as the awards would have been anti-dilutive for the periods presented.

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
According to the Joint Center For Housing Studies’ Leading Indicator of Housing Activity (“LIRA”) Index, R&R demand is expected to return to more normalized levels, following several consecutive years of elevated R&R activity fueled by pandemic-induced changes in housing and lifestyle decisions. However, according to LIRA Index, the total market size of the U.S. R&R market remains significant, with total U.S. homeowner improvements and repairs spending expected to be approximately $457.0 billion by the end of 2023, up from $363.0 billion at the end of 2020.
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
According to the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, during the second quarter of fiscal 2023, single family housing starts in the United States, seasonally adjusted, were approximately 14 percent lower compared to the second quarter of fiscal 2022 and approximately 20 percent higher than that of the second quarter of fiscal 2020, at the start of the COVID-19 pandemic, indicating a market normalization following two years of historic market conditions. As of the end of the second quarter of fiscal 2023, the month’s supply of inventory of new homes was seven months, above the 20-year average of six months. For most of the last decade, housing production has lagged population growth and household formation.
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
3.Maintain a disciplined capital structure and pursue high-return investments that increase the value of the Company. The Company is maintaining a disciplined capital structure while at the same time investing in its business to modernize its distribution facilities, as well as its tractor and trailer fleet, and to improve operational performance. The Company also continues to evaluate potential acquisition targets that complement its existing capabilities, grow its specialty products business, increase customer exposure, expand its geographic reach, or a combination thereof. We invested $14.0 million in our business during the first six months of fiscal 2023 to improve operational performance and productivity.

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

Results of Operations
The following table sets forth our results of operations for the second quarter of fiscal 2023 and fiscal 2022:

	Second Quarter of Fiscal 2023	% of Net Sales	Second Quarter of Fiscal 2022	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$815,967	100.0%	$1,239,379	100.0%
Gross profit	135,803	16.6%	201,408	16.3%
Selling, general, and administrative	88,750	10.9%	91,338	7.4%
Depreciation and amortization	7,951	1.0%	6,518	0.5%
Amortization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Gains from sales of property	—	0.0%	(144)	(0.0)%
Other operating expenses	993	0.1%	626	0.1%
Operating income	39,093	4.8%	104,054	8.4%
Interest expense, net	6,311	0.8%	11,255	0.9%
Other expense, net	594	0.1%	139	0.0%
Income before provision for income taxes	32,188	3.9%	92,660	7.5%
Provision for income taxes	7,722	0.9%	21,388	1.7%
Net income	$24,466	3.0%	$71,272	5.8%

The following table sets forth our results of operations for the first six month periods of fiscal 2023 and fiscal 2022:

	First Six Months of Fiscal 2023	% of Net Sales	First Six Months of Fiscal 2022	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$1,613,871	100.0%	$2,541,684	100.0%
Gross profit	269,342	16.7%	492,459	19.4%
Selling, general, and administrative	179,924	11.1%	182,627	7.2%
Depreciation and amortization	15,669	1.0%	13,264	0.5%
Amortization of deferred gains on real estate	(1,968)	(0.1)%	(1,968)	(0.1)%
Gains from sales of property	—	0.0%	(144)	(0.0)%
Other operating expenses	4,109	0.3%	1,464	0.1%
Operating income	71,608	4.4%	297,216	11.7%
Interest expense, net	13,998	0.9%	22,548	0.9%
Other expense, net	1,188	0.1%	1,277	0.1%
Income before provision for income taxes	56,422	3.5%	273,391	10.8%
Provision for income taxes	14,144	0.9%	68,710	2.7%
Net income	$42,278	2.6%	$204,681	8.1%

The following table sets forth net sales by product category for the three and six-month periods ending July 1, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales by product category	(In thousands)		(In thousands)
Specialty products	$570,990	$787,860	$1,138,828	$1,555,767
Structural products	244,977	451,519	475,043	985,917
Total net sales	$815,967	$1,239,379	$1,613,871	$2,541,684

Percentage of total net sales by product category
Specialty products	70.0%	63.6%	70.6%	61.2%
Structural products	30.0%	36.4%	29.4%	38.8%
Total net sales	100.0%	100.0%	100.0%	100.0%

The following table sets forth gross profit and gross margin percentages by product category for the three and six-month periods of fiscal 2023 and 2022:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gross profit by product category	(In thousands)		(In thousands)
Specialty products	$108,841	$180,254	$215,468	$364,353
Structural products	26,962	21,154	53,874	128,106
Total gross profit	$135,803	$201,408	$269,342	$492,459

Gross margin % by product category
Specialty products	19.1%	22.9%	18.9%	23.4%
Structural products	11.0%	4.7%	11.3%	13.0%
Total gross margin %	16.6%	16.3%	16.7%	19.4%

Second Quarter of Fiscal 2023 Compared to Second Quarter of Fiscal 2022

For the second quarter of fiscal 2023, we generated net sales of $816.0 million, a decrease of $423.4 million when compared to the second quarter of fiscal 2022 and the overall gross margin percentage increased from 16.3 percent to 16.6 percent year over year. The decline in net sales compared to the prior year was primarily due to price deflation related to our specialty and structural products, combined with lower sales volumes for our specialty products as we return to more normalized market conditions. Gross profit in the second fiscal quarter of fiscal 2022 was negatively impacted by a lower of cost or net realizable value reserve of $9.8 million for our structural products resulting from significant deflation in the wood-based commodity markets during the period. Due to more stabilized market conditions in the wood-based commodity markets during the second quarter of fiscal 2023, there was no need for a lower of cost or net realizable value reserve for our structural products. Market conditions, combined with our continued focus on pricing discipline and inventory management, resulted in a higher overall gross margin percentage compared to the second quarter of fiscal 2022.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, decreased $216.9 million to $571.0 million in the second quarter of fiscal 2023. The decline was due to price deflation combined with lower sales volume, primarily related to engineered wood products and other specialty products, as we return to more normalized market conditions. Specialty products gross profit decreased $71.4 million to $108.8 million, with a year-over-year decline of 380 basis points in specialty gross margin to 19.1 percent for the second quarter of fiscal 2023, compared to 22.9 percent in the second quarter of fiscal 2022. The decrease in specialty gross margin percentage over the prior-year period is also attributable to the year over year price and volume normalization.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased $206.5 million to $245.0 million in the second quarter of fiscal 2023 primarily due to price deflation in the wood-based commodity markets represented by the year over year decline in the average composite price of framing lumber and structural panels, which were 49% and 39%, respectively. Our structural gross margin percentage for the second quarter of fiscal 2023 was 11.0 percent, up from 4.7 percent in the prior-year period, primarily attributable to stabilization in the wood-based commodity markets for our structural products when compared to the second quarter of fiscal 2022 combined with our continued focus on pricing discipline and inventory management. Our structural gross margin percentage for the second quarter of fiscal 2022 was impacted by a lower of cost or net realizable value for our structural products of $9.8 million. We determined a reserve for the lower of cost or net realizable value for our structural products was not required as of July 1, 2023. For more details on our lower of cost or market reserves for inventories, please see Note 3, Inventories.

Our selling, general, and administrative expenses, which includes approximately $2.0 million of incremental operating expenses related to our Vandermeer acquisition, decreased $2.6 million compared to the second quarter of fiscal 2022 primarily due to a decrease in lower delivery costs and variable compensation. Depreciation and amortization expense increased 22.0 percent, compared to the second quarter of fiscal 2022. The increase in depreciation and amortization is due to a higher base of amortizable and depreciable assets throughout the second quarter of fiscal 2023 when compared the prior-year period, resulting from our continued focus on capital investment and increased intangible assets related to our Vandermeer acquisition. Other operating expenses increased $0.4 million compared to the second quarter of fiscal 2022 primarily due to restructuring related costs, including severance, incurred in the second quarter of fiscal 2023.

Interest expense, net, decreased by 43.9 percent, or $4.9 million, compared to the second quarter of fiscal 2022. The decrease is primarily due to the generation of higher interest income, given our year over year increase in cash that is generating interest at higher rates than last year.

Our effective tax rates were 24.0 percent and 23.1 percent for the second quarter of fiscal 2023 and 2022, respectively. Our effective tax rate for both periods was impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by a benefit from the vesting of restricted stock units, which is typical for the second quarter of each year.

Our net income for the second quarter of fiscal 2023 was $24.5 million, or $2.70 per diluted share, versus $71.3 million, or $7.48 per diluted share, in the prior-year period. On an adjusted basis, our net income for the second quarter of fiscal 2023 was $26.4 million, or $2.91 per diluted share, versus $72.6 million or $7.63 per diluted share, in the prior-year period. Decreases in our net income and earnings per diluted share were due primarily to a decrease in gross profit driven by price deflation and lower specialty sales volume, particularly for our engineered wood products, and declines in pricing related to our structural products. This was offset by lower operating expense, net interest expense and income tax expense during the period.

First Six Months of Fiscal 2023 Compared to First Six Months of Fiscal 2022

For the first six months of fiscal 2023, we generated net sales of $1.6 billion, a decrease of $927.8 million when compared to the first six months of fiscal 2022 and the overall gross margin percentage decreased from 19.4 percent to 16.7 percent year over year. The decline in net sales compared to the prior year was primarily due to price deflation impacting our specialty and structural products, combined with lower sales volumes for our specialty products as we return to more normalized market conditions. Gross profit in first six months of fiscal 2022 was negatively impacted by a lower of cost or net realizable value reserve of $9.8 million for our structural products resulting from significant deflation in the wood-based commodity markets during the period. Due to more stabilized market conditions in the wood-based commodity during the first six months of fiscal 2023, the period was not impacted by a lower of cost or net realizable value reserve for our structural products. The decline in overall gross margin percentage compared to the prior year was primarily due to price deflation impacting our specialty and structural products, combined with lower sales volumes for our specialty products, as we return to more normalized market conditions.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, decreased $416.9 million to $1.1 billion in the first six months of fiscal 2023. The decline was due to lower pricing deflation, combined with sales volume, primarily related to engineered wood products and other specialty products. Specialty products gross profit decreased $148.9 million to $215.5 million, with a year-over-year decline of 450 basis points in specialty gross margin to 18.9 percent for the first six months of fiscal 2023, compared to 23.4 percent in the first six months of fiscal 2022. The decrease in specialty gross margin percentage over the prior-year period is also attributable to the year over year price and volume normalization.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased $510.9 million to $475.0 million in the first six months of fiscal 2023 primarily due to price deflation in the wood-based commodity markets represented by the decline in the average composite price of framing lumber and structural panels, which were 60% and 51%, respectively. Our structural gross margin percentage for the first six months of fiscal 2023 was 11.3 percent, down from 13.0 percent in the prior-year period, primarily attributable to price deflation in the wood-based commodity markets represented by year-over-year declines in the average composite price of framing lumber and structural panels as we continued our focus on pricing discipline and inventory management. The second quarter of fiscal 2022 was impacted by a lower of cost or net realizable value reserve for our structural products of $9.8 million. We determined a reserve for the lower of cost or net realizable value reserve for our structural products was not required for the first six months of fiscal 2023. For more details on our lower of cost or market reserves for inventories, please see Note 3, Inventories.

Our selling, general, and administrative expenses, which includes approximately $4.0 million of incremental operating expenses related to our Vandermeer acquisition, decreased $2.7 million compared to the first six months of fiscal 2022 primarily due to a decrease in delivery expenses and variable compensation. Depreciation and amortization expense increased 18.1 percent, compared to the first six months of fiscal 2022. The increase in depreciation and amortization is due to a higher base of amortizable and depreciable assets throughout the first six months of fiscal 2023 when compared the prior-year period, resulting from our continued focus on capital investment and increased intangible assets related to our Vandermeer acquisition. Other operating expenses increased $2.6 million compared to the first six months of fiscal 2022 primarily due to restructuring related costs, including severance, incurred in the first quarter of fiscal 2023 due to our leadership transition.

Interest expense, net, decreased by 37.9 percent, or $8.6 million, compared to the first six months of fiscal 2022. The decrease is primarily due to the generation of higher interest income, given our year over year increase in cash that is generating interest at higher rates than last year.

Our effective tax rates were 25.1 percent and 25.1 percent for the first six months of fiscal 2023 and 2022, respectively. Our effective tax rate for both periods was impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, offset by a benefit from the vesting of restricted stock units, which is typical for the first six months of each year.

Our net income for the first six months of fiscal 2023 was $42.3 million, or $4.67 per diluted share, versus $204.7 million, or $21.07 per diluted share, in the prior-year period. On an adjusted basis, our net income for the first six months of fiscal 2023 was $49.6 million, or $5.48 per diluted share, versus $208.6 million or $21.48 per diluted share, in the prior-year period due primarily to a decrease in gross profit driven by lower specialty sales volume, particularly for our engineered wood products, and declines in pricing related to our specialty and structural products. This was offset by lower operating expenses, net interest expense and income tax expense.

Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations and availability from our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for at least the next 12 months.
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
As of July 1, 2023 and December 31, 2022, the fair value of our 2029 Notes was approximately $274.0 million and $283.6 million, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on observable market prices in less active markets.
Revolving Credit Facility
Our revolving credit facility, entered into with Wells Fargo Bank, National Association, as administrative agent (the “Agent”), and certain other financial institutions party thereto, provides for a senior secured asset-based revolving loan and letter of credit facility of up to $350.0 million. Our obligations under the Revolving Credit Facility (as defined below) are secured by a security interest in substantially all of our and our subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items. On June 27, 2023, we entered into a third amendment to the credit facility to, among other things, replace the interest rate based on LIBOR applicable to borrowings under the Credit Agreement with an interest rate based on the SOFR and a customary spread adjustment (as amended, the “Revolving Credit Facility”).

Our Revolving Credit Facility includes available interest rate options and was previously based on LIBOR, which was discontinued as an available rate option after June 30, 2023.

Borrowings under our Revolving Credit Facility bear interest at a rate per annum equal to (i) Adjusted Term SOFR (calculated as SOFR plus 0.1%) plus a margin ranging from 1.25 percent to 1.75 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on SOFR, or (ii) the Agent’s base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.

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

As of July 1, 2023, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $764.8 million under our Revolving Credit Facility. As of December 31, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $645.4 million under our Revolving Credit Facility. Available borrowing capacity under our Revolving Credit Facility was $346.5 million on July 1, 2023 and December 31, 2022. Our average effective interest rate under the Revolving Credit Facility was zero percent for the quarters ended July 1, 2023 and July 2, 2022.

Our Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under our Revolving Credit Facility as of July 1, 2023.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we completed in recent years. Our total finance lease commitments totaled $271.2 million and $273.1 million as of July 1, 2023 and December 31, 2022, respectively. Of the $271.2 million of finance lease commitments as of July 1, 2023, $243.4 million related to real estate and $27.7 million related to equipment. Of the $273.1 million of finance lease commitments as of December 31, 2022, $243.8 million related to real estate and $29.3 million related to equipment.
Interest Rates
Our Revolving Credit Facility includes available interest rate options and was previously based on LIBOR, which was discontinued as an available rate option after June 30, 2023. On June 27, 2023, we amended our existing Revolving Credit Facility, under which LIBOR was replaced with SOFR with respect to the applicable variable rate interest options thereunder.
Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities for the first six months of fiscal 2023 was $153.1 million, compared to net cash provided by operating activities of $103.4 million in the first six months of fiscal 2022. The increase in cash provided by operating activities during the first six months of fiscal 2023 was primarily a result of higher cash generated from changes in working capital components, including the decrease in inventory and increase in accounts payable, offset by the increase in accounts receivable in the current-year period. This was partially offset by a decrease in net income for the current-year period compared to the prior-year period.
Investing Activities

Net cash used in investing activities for the first six months of fiscal 2023 was $13.9 million compared to net cash used in investing activities of $6.4 million in the first six months of fiscal 2022. The increase in net cash used in investing activities was primarily due to higher spend on property and equipment in the current year-period compared to the prior-year period.
Financing Activities
Net cash used in financing activities totaled $19.8 million for the first six months of fiscal 2023, compared to net cash used in financing activities of $77.3 million for the first six months of fiscal 2022. The decrease in net cash used in financing activities is primarily due to the decrease in cash used for share repurchases. During the first six months of fiscal 2023, we repurchased $12 million of our common stock under our announced share repurchase program. During the first six months ended 2022, we repurchased $66.4 million of our common stock under our announced repurchase program, including $60.0 million for our accelerated share repurchase ASR agreement.
Stock Repurchase Program
As of July 1, 2023, we have a remaining authorization amount of $22.0 million under our $100.0 million share repurchase program.
With the remaining availability under the share repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.
During the second quarter of fiscal 2023, we repurchased 141,705 shares of our common stock under the share repurchase program at an average price of $81.85 per share.
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

Selected financial information
	July 1, 2023	December 31, 2022	July 2, 2022
	(In thousands)
Current assets:
Receivables, less allowance for doubtful accounts	$294,341	$251,555	$422,659
Inventories, net	379,312	484,313	577,648
	$673,653	$735,868	$1,000,307

Current liabilities:
Accounts payable	$190,130	$151,626	$239,515
	$190,130	$151,626	$239,515

Operating working capital	$483,523	$584,242	$760,792

Operating working capital of $483.5 million as of July 1, 2023, compared to $584.2 million as of December 31, 2022, decreased on a net basis by approximately $100.7 million. The decrease in operating working capital is primarily driven by the decrease in inventory, which reflects our strategic inventory management efforts, and the increase in accounts payable due to timing of cash disbursements. This was partially offset by the increase in accounts receivable due to the impacts of sequential sales increases and timing of cash receipts.

Investments in Property and Equipment

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets is included in property and equipment, at cost on our condensed consolidated balance sheet. For the first six months of fiscal 2023, we invested $14.0 million in cash investments in long-lived assets primarily related to investments in our distribution facilities and to a lesser extent, upgrading our fleet. We also added $3.4 million in new finance leases during the second fiscal quarter of 2023 for new forklifts to enhance our logistical network.

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
Commodity Price Risk
Many of the building products that we distribute, including oriented strand board (“OSB”), plywood, lumber, and rebar, are commodities whose price is determined by the market’s supply and demand for such products. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of products. Short-term increases in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs on our products. We may enter into derivative financial instruments to mitigate the potential impact of commodity price fluctuations on our results of operations or cash flows. As of July 1, 2023, we had no such derivative financial instruments in place.
Interest Rate Risk
We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR or other applicable benchmark rates when we have loan amounts outstanding on our revolving credit facility. We do not believe that a one percent increase in interest rates, for example, would have a material effect on our results of operations or cash flows. As of July 1, 2023, we had no outstanding borrowings on our revolving credit facility. Our senior secured notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. We may enter into derivative financial instruments to mitigate the potential impact of interest rate risk on our results of operations or cash flows. As of July 1, 2023, we had no such derivative financial instruments in place.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the second quarter of fiscal 2023, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, "Item 1A.Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for each month of the quarter ended July 1, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2 - May 6	1,093	$72.38	—	$33,572,690
May 7 - June 3	125,226	$80.29	125,000	$23,535,479
June 4 - July 1	48,977	$92.32	16,705	$22,043,433
Total	175,296		141,705

(1) Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

(2) On May 3, 2022, our Board of Directors increased our share repurchase authorization to $100.0 million, and as of July 1, 2023, we had a remaining authorization amount of $22.0 million under this program. With the remaining availability under the share repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1
Third Amendment to the Amended and Restated Credit Agreement, dated June 27, 2023, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.
	±	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: August 1, 2023	By:	/s/ Kelly C. Janzen
Kelly C. Janzen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2023	By:	/s/ Adam K. Bowen
Adam K. Bowen
Vice President and Chief Accounting Officer
(Principal Accounting Officer)