Form 10-Q
period 2023-09-30
BlueLinx Holdings Inc.
filed 2023-10-31
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023
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
(Former name, former address and former fiscal year, if changed since last report.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2023, there were 8,767,201 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$809,981	$1,060,761	$2,423,852	$3,602,445
Cost of sales	670,735	871,385	2,015,264	2,920,610
Gross profit	139,246	189,376	408,588	681,835
Operating expenses (income):
Selling, general, and administrative	91,354	91,678	271,278	274,305
Depreciation and amortization	8,089	6,688	23,758	19,952
Amortization of deferred gains on real estate	(984)	(983)	(2,952)	(2,951)
Gains from sales of property	—	—	—	(144)
Other operating expenses	1,131	1,267	5,240	2,731
Total operating expenses	99,590	98,650	297,324	293,893
Operating income	39,656	90,726	111,264	387,942
Non-operating expenses:
Interest expense, net	5,577	10,444	19,575	32,992
Other expense, net	594	(361)	1,782	916
Income before provision for income taxes	33,485	80,643	89,907	354,034
Provision for income taxes	9,103	21,134	23,247	89,844
Net income	$24,382	$59,509	$66,660	$264,190

Basic earnings per share	$2.72	$6.44	$7.39	$28.03
Diluted earnings per share	$2.71	$6.38	$7.38	$27.82

Comprehensive income:
Net income	$24,382	$59,509	$66,660	$264,190
Other comprehensive income:
Amortization of unrecognized pension gain, net of tax	225	156	689	468
Other	—	(24)	(22)	(24)
Total other comprehensive income	225	132	667	444
Comprehensive income	$24,607	$59,641	$67,327	$264,634

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$469,783	$298,943
Receivables, less allowances of $3,614 and $3,449, respectively	297,568	251,555
Inventories, net	364,162	484,313
Other current assets	39,501	42,121
Total current assets	1,171,014	1,076,932
Property and equipment, at cost	381,593	360,869
Accumulated depreciation	(165,976)	(155,260)
Property and equipment, net	215,617	205,609
Operating lease right-of-use assets	42,145	45,717
Goodwill	55,372	55,372
Intangible assets, net	31,817	34,989
Deferred tax assets	54,898	56,169
Other non-current assets	14,596	15,254
Total assets	$1,585,459	$1,490,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,256	$151,626
Accrued compensation	18,624	22,556
Finance lease liabilities - current portion	9,813	7,089
Operating lease liabilities - current portion	6,845	7,432
Real estate deferred gains - current portion	3,935	3,935
Pension benefit obligation	2,380	1,521
Other current liabilities	24,045	16,518
Total current liabilities	267,898	210,677
Non-current liabilities:
Long-term debt, net of debt issuance costs and discount	293,413	292,424
Finance lease liabilities, less current portion	267,530	265,986
Operating lease liabilities, less current portion	37,007	40,011
Real estate deferred gains, less current portion	67,550	70,403
Other non-current liabilities	20,549	20,512
Total liabilities	953,947	900,013
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value, 20,000,000 shares authorized, 8,795,908 and 9,048,603 outstanding on September 30, 2023 and December 31, 2022, respectively	88	90
Additional paid-in capital	174,906	200,748
Accumulated other comprehensive loss	(30,745)	(31,412)
Accumulated stockholders’ equity	487,263	420,603
Total stockholders’ equity	631,512	590,029
Total liabilities and stockholders’ equity	$1,585,459	$1,490,042

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Equity	Stockholders’ Equity Total
	Shares	Amount
Balance, December 31, 2022	9,049	$90	$200,748	$(31,412)	$420,603	$590,029
Net income	—	—	—	—	17,812	17,812
Impact of pension plan, net of tax	—	—	—	239	—	239
Vesting of restricted stock units	67	1	(1)	—	—	—
Compensation related to share-based grants	—	—	4,569	—	—	4,569
Repurchase of shares to satisfy employee tax withholdings	(8)	—	(570)	—	—	(570)
Obligation for repurchase of shares to satisfy employee tax withholdings	(19)		(1,319)	—	—	(1,319)
Other	—	—	—	(11)	—	(11)
Balance, April 1, 2023	9,089	$91	$203,427	$(31,184)	$438,415	$610,749
Net income	—	—	—	—	24,466	24,466
Impact of pension plan, net of tax	—	—	—	225	—	225
Vesting of restricted stock units	95	—	(1)	—	—	(1)
Compensation related to share-based grants	—	—	1,926	—	—	1,926
Repurchase of shares to satisfy employee tax withholdings	(24)	—	(2,071)	—	—	(2,071)
Obligation for repurchase of shares to satisfy employee tax withholdings	(10)	—	(913)	—	—	(913)
Common stock repurchase and retirement	(142)	(1)	(11,598)	—	—	(11,599)
Other	—	—	—	(11)	—	(11)
Balance, July 1, 2023	9,008	$90	$190,770	$(30,970)	$462,881	$622,771
Net income	—	—	—	—	24,382	24,382
Impact of pension plan, net of tax	—	—	—	225	—	225
Vesting of restricted stock units	7	—	—	—	—	—
Compensation related to share-based grants	—	—	2,980	—	—	2,980
Repurchase of shares to satisfy employee tax withholdings	(3)	—	(281)	—	—	(281)
Obligation for shares repurchases not yet settled	(10)	—	(843)	—	—	(843)
Common stock repurchase and retirement	(206)	(2)	(17,720)	—	—	(17,722)
Balance, September 30, 2023	8,796	$88	$174,906	$(30,745)	$487,263	$631,512

See accompanying Notes.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Equity	Stockholders’ Equity Total
	Shares	Amount
Balance, January 1, 2022	9,726	$97	$268,085	$(29,360)	$124,427	$363,249
Net income	—	—	—	—	133,409	133,409
Impact of pension plan, net of tax	—	—	—	156	—	156
Vesting of restricted stock units	11	—	—	—	—	—
Compensation related to share-based grants	—	—	2,162	—	—	2,162
Repurchase of shares to satisfy employee tax withholdings	(5)	—	(393)	—	—	(393)
Common stock repurchase and retirement	(81)	(1)	(6,426)	—	—	(6,427)
Other	—	—	—	20	—	20
Balance, April 2, 2022	9,651	$96	$263,428	$(29,184)	$257,836	$492,176
Net income	—	—	—	—	71,272	71,272
Impact of pension plan, net of tax	—	—	—	156	—	156
Vesting of restricted stock units	181	2	—	—	—	2
Compensation related to share-based grants	—	—	1,775	—	—	1,775
Repurchase of shares to satisfy employee tax withholdings	(66)	(1)	(5,777)	—	—	(5,778)
Common stock repurchase and retirement	(554)	(5)	(38,995)	—	—	(39,000)
Forward contract for accelerated share repurchase agreement	—	—	(21,000)	—	—	(21,000)
Other	—	—	134	(20)	—	114
Balance, July 2, 2022	9,212	$92	$199,565	$(29,048)	$329,108	$499,717
Net income	—	—	—	—	59,509	59,509
Impact of pension plan, net of tax	—	—	—	156	—	156
Vesting of restricted stock units	121	1	(1)	—	—	—
Compensation related to share-based grants	—	—	2,092	—	—	2,092
Repurchase of shares to satisfy employee tax withholdings	(51)	(1)	(3,618)	—	—	(3,619)
Common stock repurchase and retirement	(247)	(2)	2	—	—	—
Other	—	—	(134)	(24)	—	(158)
Balance, October 1, 2022	9,035	$90	$197,906	$(28,916)	$388,617	$557,697

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$66,660	$264,190
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	23,758	19,952
Amortization of debt discount and issuance costs	989	823
Gains from sales of property	—	(144)
Deferred income tax	1,117	(939)
Amortization of deferred gains from real estate	(2,952)	(2,951)
Share-based compensation	9,475	6,029
Changes in operating assets and liabilities:
Accounts receivable	(46,013)	(20,898)
Inventories	120,151	(47,521)
Accounts payable	49,791	28,197
Taxes payable	—	612
Pension contributions	—	(677)
Other current assets	2,621	(440)
Other assets and liabilities	5,127	(197)
Net cash provided by operating activities	230,724	246,036

Cash flows from investing activities:
Proceeds from sale of assets	191	648
Property and equipment investments	(18,938)	(19,079)
Net cash used in investing activities	(18,747)	(18,431)

Cash flows from financing activities:
Common stock repurchase and retirement	(29,321)	(66,427)
Repurchase of shares to satisfy employee tax withholdings	(5,157)	(9,788)
Principal payments on finance lease liabilities	(6,659)	(7,229)
Net cash used in financing activities	(41,137)	(83,444)

Net change in cash and cash equivalents	170,840	144,161
Cash and cash equivalents at beginning of period	298,943	85,203
Cash and cash equivalents at end of period	$469,783	$229,364

Supplemental cash flow information:
Interest paid during the period	$27,948	$24,824
Taxes paid during the period	$17,682	$90,626

Non-cash transactions:
Property and equipment acquired under finance leases	$11,277	$5,995
Obligation for shares repurchases not yet settled	$843	$—

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries (the “Company”). The Company is composed of a single reportable segment for financial reporting purposes. We derived the condensed consolidated balance sheet as of December 31, 2022 from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Fiscal 2022 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 21, 2023. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations and comprehensive income for the three and nine months ended September 30, 2023 and October 1, 2022, our balance sheets as of September 30, 2023 and December 31, 2022, our statements of stockholders’ equity for the nine months ended September 30, 2023 and October 1, 2022, and our statements of cash flows for the nine months ended September 30, 2023 and October 1, 2022.

We have condensed or omitted certain notes and other information from the interim condensed consolidated financial statements presented in this report. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the Fiscal 2022 Form 10-K. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the full fiscal year ending December 30, 2023, or any other interim period.
We operate on a 5-4-4 fiscal calendar. Our fiscal year ends on the Saturday closest to December 31 and may comprise 53 weeks in certain years. Our 2023 fiscal year contains 52 weeks and ends on December 30, 2023. Fiscal 2022 contained 52 weeks and ended on December 31, 2022.
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
Reclassification of Prior Period Presentation
For the nine months ended October 1, 2022, we have reclassified certain items within the presentation of our statement of cash flows to align with our statement of cash flows presentation for the nine months ended September 30, 2023. Our reclassifications are limited to the operating activities section and include presenting pension contributions, which were previously presented within the change of other assets and liabilities, as an individual item within changes in operating assets and liabilities. These reclassifications, we believe, provide an enhanced level of transparency with regards to the presentation of our statement of cash flows.
Recently Adopted Accounting Standards
Credit Impairment Losses. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” This ASU sets forth a current expected credit loss (“CECL”) model which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the former incurred loss model applicable to the measurement of credit losses on financial assets measured at amortized cost, and applies to some off-balance sheet credit exposures. The standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. The Company adopted this standard on a modified retrospective basis in the first quarter of 2022 and the implementation did not have a material impact to the Company’s condensed consolidated financial statements.
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
The Company’s revolving credit agreement, as further discussed in Note 6, Long-Term Debt, to these condensed consolidated financial statements, was amended on June 27, 2023, to replace references to LIBOR with Secured Overnight Financing Rate (“SOFR”) for determining interest payable on current and future borrowings. The guidance in this ASU provides a practical expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from the LIBOR to a new interest rate index. The Company adopted this standard prospectively in the first quarter of 2022. The implementation did not have a material impact on the Company’s condensed consolidated financial statements or to any key terms of our revolving credit agreement other than the discontinuation of LIBOR.
2. Business Combinations
On October 3, 2022, we acquired all the outstanding stock of Vandermeer Forest Products, Inc. (“Vandermeer”), a premier wholesale distributor of building products, for preliminary total consideration of $69.3 million. The acquisition has been accounted for as a business combination using the acquisition method. The assets acquired and liabilities assumed were recognized at their acquisition date fair values. During the first fiscal quarter of 2023, $0.3 million was returned to the Company for adjustments related to final cash and working capital balances, reducing preliminary total consideration from $69.3 million to $69.0 million.

The acquisition accounting, including fair value estimations, is subject to change as we finalize assessments of the assets and liabilities that were acquired on the acquisition date. The primary area of the preliminary acquisition accounting that is not yet finalized relates to the fair value of certain liabilities that are subject to seller reimbursement via a cash escrow bank account that was funded through the holdback of $6.3 million of the purchase price. During the third quarter of fiscal 2023, $1.6 million of this escrow amount was returned to the seller under the terms of the stock purchase agreement and the escrow arrangement that provide for scheduled return of the unused balance in the escrow account. As of September 30, 2023, the remaining balance in the escrow account is $4.8 million and any unused amounts are scheduled to be returned to the seller within approximately 18 months after the acquisition date.
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

As of September 30, 2023, we recorded a lower of cost or net realizable value reserve of $0.6 million as a result of the decrease in the value of our structural lumber inventory related to the decline in wood-based commodity prices as of the end of the period.

As of December 31, 2022, we recorded a lower of cost or net realizable value reserve of $2.6 million as a result of the decrease in the value of our structural lumber and panel inventory related to the decline in wood-based commodity prices as of the end of the period.
4. Goodwill and Other Intangible Assets
In connection with our past merger and acquisition activity, we acquired certain intangible assets. As of September 30, 2023, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.

Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired, and liabilities assumed, under acquisition accounting for business combinations. As of September 30, 2023, goodwill was $55.4 million.
Goodwill is not subject to amortization but must be tested for impairment at least annually. This test requires us to assign goodwill to a reporting unit and to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. We evaluate goodwill for impairment during the fourth quarter of each fiscal year. In addition, we will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include, without limitation, significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization. No such indicators were noted during the first nine months of fiscal 2023.
Definite-Lived Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets as of September 30, 2023 were as follows:

Intangible Asset	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization(1)	Net Carrying Amounts
		(Dollar amounts in thousands)
Customer relationships	10	$48,500	$(17,909)	$30,591
Noncompete agreements	4	8,954	(8,394)	560
Trade names	2	7,826	(7,160)	666
Total		$65,280	$(33,463)	$31,817

(1) Intangible assets except customer relationships are amortized on a straight line basis. Certain of our customer relationships are amortized on a double declining balance method and certain others are amortized on a straight line basis.
Amortization Expense
Amortization expense for our definite-lived intangible assets was $1.0 million and $3.2 million for the three and nine month periods ended September 30, 2023, respectively. For the three and nine month periods ended October 1, 2022, amortization expense was $0.5 million and $2.2 million, respectively.
Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2023 and the next five fiscal years is as follows:

Fiscal Year	Estimated Amortization
(In thousands)
2023	$1,033
2024	3,930
2025	3,765
2026	3,471
2027	3,340
2028	3,340

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

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
Product type	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(In thousands)		(In thousands)
Specialty products	$558,851	$724,323	$1,697,679	$2,280,090
Structural products	251,130	336,438	726,173	1,322,355
Total net sales	$809,981	$1,060,761	$2,423,852	$3,602,445

The following table presents our revenues disaggregated by sales channel. Warehouse sales are delivered from our warehouses. Reload sales are similar to warehouse sales but are shipped from warehouses, most of which are operated by third parties, where we store owned products to enhance our operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel requires the lowest amount of committed capital and fixed costs. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
Sales channel	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(In thousands)		(In thousands)
Warehouse and reload	$683,072	$889,349	$2,065,212	$2,987,636
Direct	143,026	193,446	405,335	680,333
Customer discounts and rebates	(16,117)	(22,034)	(46,695)	(65,524)
Total net sales	$809,981	$1,060,761	$2,423,852	$3,602,445

6. Long-Term Debt

As of September 30, 2023, and December 31, 2022, long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Finance lease obligations (3)	277,343	273,075
	577,343	573,075
Unamortized debt issuance costs	(3,449)	(4,057)
Unamortized bond discount costs	(3,138)	(3,519)
	570,756	565,499
Less: current portion of finance lease obligations	9,813	7,089
Long-term debt, net of current portion	$560,943	$558,410

(1)As of September 30, 2023 and December 31, 2022, our long-term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the long-term debt caption of our condensed consolidated balance sheets at $293.4 million and $292.4 million as of September 30, 2023 and December 31, 2022, respectively. This presentation is net of their discount of $3.1 million and $3.5 million and the combined carrying value of our debt issuance costs of $3.4 million and $4.1 million as of September 30, 2023 and December 31, 2022, respectively. Our senior secured notes are presented in this table at their face value.

(2) The average effective interest rate for our revolving credit facility was zero percent for the fiscal quarters ended September 30, 2023 and October 1, 2022 since no borrowings were outstanding during those periods.

(3) Refer to Note 9, Leases, for interest rates associated with finance lease obligations.

Senior Secured Notes

In October 2021, we completed a private offering of $300 million of our 6 percent senior secured notes due 2029 (the “2029 Notes”), and in connection therewith we entered into an indenture (the “Indenture”) with the guarantors party thereto and Truist Bank, as trustee and collateral agent. The 2029 Notes were issued to investors at 98.625 percent of their principal amount and will mature on November 15, 2029. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under our Revolving Credit Facility, as defined below.

As of September 30, 2023 and December 31, 2022, the fair value of our 2029 Notes was approximately $271.5 million and $283.6 million, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on observable market prices in less active markets.

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

As of September 30, 2023, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $816.3 million under our Revolving Credit Facility. As of December 31, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $645.4 million under our Revolving Credit Facility. Available borrowing capacity under our Revolving Credit Facility was $346.5 million as of September 30, 2023 and December 31, 2022. Our average effective interest rate under the Revolving Credit Facility was zero percent for the fiscal quarters ended September 30, 2023 and October 1, 2022 since no borrowings were outstanding during those periods.

Our Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under our Revolving Credit Facility as of September 30, 2023.

Finance Lease Obligations

Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 9, Leases.

7. Net Periodic Pension Cost (Benefit)
The following table shows the components of our net periodic pension cost (benefit):

	Three Months Ended		Nine Months Ended
Pension-related items	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(In thousands)		(In thousands)
Service cost (1)	$—	$—	$—	$—
Interest cost on projected benefit obligation	1,105	606	3,314	1,818
Expected return on plan assets	(812)	(1,177)	(2,437)	(3,531)
Amortization of unrecognized gain	301	209	905	627
Net periodic pension cost (benefit)	$594	$(362)	$1,782	$(1,086)
(1) Service cost is not a part of our net periodic pension benefit as our pension plan is frozen for all participants.
The net periodic pension cost (benefit) is included in other expense, net in our condensed consolidated statement of operations and comprehensive income.

During the three and nine months ended September 30, 2023, we continued our previously announced plan to terminate the BlueLinx Corporation Hourly Retirement Plan (the “plan”) and transfer the management and delivery of continuing benefits associated with the plan to a highly rated and qualified insurance company with pension termination experience. The process for terminating a pension plan involves several regulatory steps and approvals, and typically takes 12 to 18 months to complete. We estimate the plan termination will be completed during fiscal 2023 or early fiscal 2024.
8. Stock Compensation
During the three and nine months ended September 30, 2023, we incurred stock compensation expense of $3.0 million and $9.5 million, respectively. For the three and nine months ended October 1, 2022, we incurred stock compensation expense of $2.1 million and $6.0 million, respectively. The increase in our stock compensation expense for the nine-month period ended September 30, 2023 is primarily attributable to the acceleration of unrecognized compensation cost in conjunction with our leadership transition.

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
We determine if an arrangement is a lease at inception and assess lease classification as either operating or finance at lease inception or modification. Operating lease right-of use (“ROU”) assets and liabilities are presented separately on the condensed consolidated balance sheets. Finance lease ROU assets are included in property and equipment and the finance lease obligations are presented separately in the condensed consolidated balance sheets. When a lease does not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Our accounting policy is to not separate lease components from non-lease components related to our mobile fleet asset class.
Finance Lease Liabilities
Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate. As noted in the table below, a majority of our finance leases, formally known as capital leases, relate to real estate.
The following table presents our assets and liabilities related to our leases as of September 30, 2023 and December 31, 2022:

Lease assets and liabilities		September 30, 2023	December 31, 2022
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$42,145	$45,717
Finance lease right-of-use assets (1)	Property and equipment, net	134,166	132,748
Total lease right-of-use assets		$176,311	$178,465

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$6,845	$7,432
Finance lease liabilities	Finance lease liabilities - short term	9,813	7,089
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	37,007	40,011
Finance lease liabilities	Finance lease liabilities - long term	267,530	265,986
Total lease liabilities		$321,195	$320,518
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $98.5 million and $90.1 million as of September 30, 2023 and December 31, 2022, respectively.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
Components of lease expense	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(In thousands)		(In thousands)
Operating lease cost:
Operating lease cost	$2,755	$2,529	$8,789	$7,625
Sublease income	(1,062)	(693)	(2,475)	(2,021)
Total operating lease costs	$1,693	$1,836	$6,314	$5,604

Finance lease cost:
Amortization of right-of-use assets	$5,408	$5,098	$12,190	$13,698
Interest on lease liabilities	6,077	6,104	18,158	18,384
Total finance lease costs	$11,485	$11,202	$30,348	$32,082
Supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
Cash flow information	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(In thousands)		(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,367	$2,562	$8,958	$7,713
Operating cash flows from finance leases	$6,077	$6,104	$18,158	$18,384
Financing cash flows from finance leases	$2,393	$2,496	$6,659	$7,229
Non-cash supplemental cash flow information related to leases was as follows:

	Three Months Ended		Nine Months Ended
Non-cash information	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(In thousands)		(In thousands)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$3,604	$—	$4,731
Finance leases	$7,877	$3,279	$11,277	$5,995

Supplemental balance sheet information related to leases was as follows:

Balance sheet information	September 30, 2023	December 31, 2022
	(In thousands)
Finance leases
Property and equipment	$232,692	$222,839
Accumulated depreciation	(98,526)	(90,091)
Property and equipment, net	$134,166	$132,748
Weighted Average Remaining Lease Term (in years)
Operating leases	9.09	9.21
Finance leases	13.14	13.97
Weighted Average Discount Rate
Operating leases	8.70%	8.54%
Finance leases	8.88%	8.87%
The major categories of our finance lease liabilities as of September 30, 2023 and December 31, 2022 were as follows:

Category	September 30, 2023	December 31, 2022
	(In thousands)
Equipment and vehicles	$34,008	$29,300
Real estate	243,335	243,775
Total finance leases	$277,343	$273,075
Under the short-term lease exception provided within ASC 842, we do not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of September 30, 2023. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the condensed consolidated balance sheets, including options to extend lease terms that are reasonably certain of being exercised.

Fiscal year	Operating leases	Finance leases
	(In thousands)
2023	$2,755	$17,101
2024	10,626	26,566
2025	9,347	32,000
2026	5,956	35,717
2027	4,657	30,298
Thereafter	32,208	530,078
Total lease payments	$65,549	$671,760
Less: imputed interest	(21,697)	(394,417)
Total	$43,852	$277,343

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
Regulatory Matters
Government and regulatory agencies may have the ability to conduct periodic examinations of, and administrative proceedings regarding, the Company’s business operations. The United States Customs and Border Protection has gathered initial information from the Company under routine audit procedures, and the initial information gathered suggests that the Company potentially may have underpaid and/or overpaid duties arising from certain classification discrepancies for products imported into the United States as separately entered shipments. The Company is currently evaluating this matter. At this time the Company is not in a position to estimate amounts that it may be required to pay. The Company intends to exercise reasonable care to address the matter in an equitable manner.

Collective Bargaining Agreements

As of September 30, 2023, we employed approximately 2,000 associates and less than one percent of our associates are employed on a part-time basis. Approximately 20 percent of our associates are represented by various local labor unions with terms and conditions of employment governed by collective bargaining agreements (“CBAs”). Two CBAs covering approximately five percent of our associates are up for renewal in the remainder of fiscal 2023, which we expect to renegotiate before their renewal dates.
11. Accumulated Other Comprehensive Loss
Comprehensive income includes both net income and other comprehensive income. Other comprehensive income results from items deferred from recognition in net income on our condensed consolidated statements of operations and comprehensive income. Accumulated other comprehensive loss is separately presented on our condensed consolidated balance sheets as part of stockholders’ equity.
The changes in balances for each component of accumulated other comprehensive loss for the nine months ended September 30, 2023, were as follows:

	Defined benefit pension plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2022, beginning balance	$(32,675)	$1,263	$(31,412)
Other comprehensive income, net of tax	689	(22)	667
September 30, 2023, ending balance, net of tax	$(31,986)	$1,241	$(30,745)
12. Income Taxes

Effective Tax Rate

Our effective tax rates for the three months ended September 30, 2023 and October 1, 2022 were 27.2 percent and 26.2 percent, respectively. Our effective tax rates for the nine months ended September 30, 2023 and October 1, 2022 were 25.9 percent and 25.4 percent, respectively.

Our effective tax rates for the three and nine months ended September 30, 2023 and October 1, 2022 were impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including executive compensation, offset by a benefit from the vesting of restricted stock units, which occurred during each period. For additional information about our income taxes, see Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

13. Earnings Per Share
We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding. We calculate diluted earnings per share using the treasury stock method, by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including restricted stock units.
The reconciliation of basic net income and diluted earnings per common share for the three and nine month periods ended September 30, 2023 and October 1, 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$24,382	$59,509	$66,660	$264,190

Weighted-average shares outstanding - basic	8,936	9,230	9,010	9,425
Dilutive effect of share-based awards	34	98	18	72
Weighted-average shares outstanding - diluted	8,970	9,328	9,028	9,497

Basic earnings per share	$2.72	$6.44	$7.39	$28.03
Diluted earnings per share	$2.71	$6.38	$7.38	$27.82
Approximately 96,000 and 77,000 weighted-average shares underlying share-based awards were excluded from the computation of diluted earnings per share for the fiscal quarterly periods ended September 30, 2023 and October 1, 2022, respectively, because their inclusion would have been anti-dilutive.
Approximately 91,000 and 58,000 weighted-average shares underlying share-based awards were excluded from the computation of diluted earnings per share for the nine-month fiscal periods ended September 30, 2023 and October 1, 2022, respectively, because their inclusion would have been anti-dilutive.
14. Subsequent Event

On October 31, 2023, the Company’s Board of Directors authorized a new share repurchase program for $100 million, which follows the Company’s previous $100 million share repurchase program under which all remaining repurchase authority was utilized during early fiscal October 2023. Under the new share repurchase program, the Company may repurchase its common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

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
We sell products through three main distribution channels, consisting of warehouse sales, reload sales, and direct sales. Warehouse sales, which generate the majority of our sales, are delivered from our warehouses to our customers. Reload sales are similar to warehouse sales but are shipped from warehouses, most of which are operated by third parties, where we store owned products to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel, however, requires the lowest amount of committed capital and fixed costs.
We have a strong market position and a broad geographic coverage footprint servicing all 50 states, and we maintain locations that serve 75 percent of the highest growth metropolitan statistical areas based on forecasted housing starts and repair and remodel spend. With the strength of a locally focused sales force, we distribute a comprehensive range of products from over 750 suppliers. Our suppliers include some of the leading manufacturers in the industry, such as Allura, Arauco, Fiberon, Georgia-Pacific, Huber Engineered Woods, Louisiana-Pacific, Oldcastle APG, Ply Gem, Roseburg, Royal and Weyerhaeuser. We supply products to a broad base of customers including national home centers, pro dealers, cooperatives, specialty distributors, regional and local dealers, lumber yards and industrial manufacturers. Many of our customers serve residential and commercial builders, contractors and remodelers in their respective geographic areas and local markets.
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

Broad-based inflation, the rise in mortgage rates, home price appreciation and other recent developments have led to a more challenging recent macro-economic environment. These developments, in turn, impacted the U.S. housing market, including the residential repair and remodel and residential new construction end markets, and have contributed to a recent slowdown in the U.S. housing industry. However, we continue to believe that several factors, including the current high levels of home equity, the fundamental undersupply of housing in the U.S., repair and remodel activity, and demographic shifts, among others, will support demand for our products.

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
According to the Joint Center For Housing Studies’ Leading Indicator of Housing Activity (“LIRA”) Index, R&R demand is expected to return to more normalized levels, following several consecutive years of elevated R&R activity fueled by pandemic-induced changes in housing and lifestyle decisions. However, according to LIRA Index, the total market size of the U.S. R&R market remains significant, with total U.S. homeowner improvements and repairs projected to fall from $489 billion to $452 billion over the coming four quarters.
Further, as the median age of U.S. housing stock increases over time, we anticipate U.S. R&R spending will also increase. According to the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, the median age of a home in the U.S. increased from 23 years in 1985 to 39 years in 2019. Moreover, approximately 80 percent of the current housing stock was built prior to 1999. We believe the increasing average age of the nation’s approximate 144 million existing homes will continue to drive demand for repair and remodel projects.
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
According to the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, during the third quarter of 2023, average single-family and multi-family combined housing starts in the United States, seasonally adjusted, were approximately six percent lower compared to the third quarter of 2022. As of the end of the third quarter of 2023, the months supply of inventory of new homes was almost at seven months, above the 20-year average of six months. For most of the last decade, housing production has lagged population growth and household formation.
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
Our historical patterns of seasonality were impacted by the COVID-19 pandemic which caused supply and demand imbalances impacting our sales volumes. While there is continued uncertainty surrounding certain macro-economic environment developments that impact our sales volumes, we have returned to more normalized supply chain conditions and manufacturing output.

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
3.Maintain a disciplined capital structure and pursue high-return investments that increase the value of the Company. The Company is maintaining a disciplined capital structure while at the same time investing in its business to modernize its distribution facilities, as well as its tractor and trailer fleet, and to improve operational performance. The Company also continues to evaluate potential acquisition targets that complement its existing capabilities, grow its specialty products business, increase customer exposure, expand its geographic reach, or a combination thereof. We invested $18.9 million in our business during the first nine months of fiscal 2023 to improve operational performance and productivity.

Factors That Affect Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following: pricing and product cost variability; volumes of product sold; competition; changes in the supply and/or demand for products that we distribute; the cyclical nature of the industry in which we operate; housing market conditions; consolidation among competitors, suppliers, and customers; disintermediation risk; loss of products or key suppliers and manufacturers; our dependence on international suppliers and manufacturers for certain products; potential acquisitions and the integration and completion of such acquisitions; business disruptions; effective inventory management relative to our sales volume or the prices of the products we produce; information technology security risks and business interruption risks; the ability to attract, train, and retain highly qualified associates and other key personnel while controlling related labor costs; exposure to product liability and other claims and legal proceedings related to our business and the products we distribute; natural disasters, catastrophes, fire, wars or other unexpected events; successful implementation of our strategy; wage increases or work stoppages by our union employees; costs imposed by federal, state, local, and other regulations; compliance costs associated with federal, state, and local environmental protection laws; costs associated with federal law and regulations regarding importation of products; global pandemics, such as COVID-19, and other widespread public health crises and their potential effects on our business; fluctuations in our operating results; our level of indebtedness and our ability to incur additional debt to fund future needs; the covenants of the instruments governing our indebtedness limiting the discretion of our management in operating the business; the potential to incur more debt; the fact that we have consummated certain sale leaseback transactions with resulting long-term non-cancelable leases, many of which are or will be finance leases; the fact that we lease many of our distribution centers, and we would still be obligated under these leases even if we close a leased distribution center; inability to raise funds necessary to finance a required repurchase of our senior secured notes; a lowering or withdrawal of debt ratings; changes in our product mix; increases in petroleum prices; changes in insurance-related deductible/retention reserves based on actual loss experience; the possibility that the value of our deferred tax assets could become impaired; changes in our expected annual effective tax rate could be volatile; changes in actuarial assumptions for our pension plan; the costs and liabilities related to our participation in multi-employer pension plans could increase; the risk that our cash flows and capital resources may be insufficient to service our existing or future indebtedness; variable interest rate risk under certain indebtedness; changes in, or interpretation of, accounting principles; significant stock price fluctuation; the possibility that we could be the subject of securities class action litigation due to stock price volatility; unfavorable securities or industry analyst publications; volatility or disruptions in the capital markets or other factors affecting the amount and timing of share repurchases and whether or not the Company will continue, and the timing of, any open market repurchases; activities of activist shareholders; and indebtedness terms that limit our ability to pay dividends on common stock.

Results of Operations
The following table sets forth our results of operations for the third quarter of fiscal 2023 and fiscal 2022:

	Third Quarter of Fiscal 2023	% of Net Sales	Third Quarter of Fiscal 2022	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$809,981	100.0%	$1,060,761	100.0%
Gross profit	139,246	17.2%	189,376	17.9%
Selling, general, and administrative	91,354	11.3%	91,678	8.6%
Depreciation and amortization	8,089	1.0%	6,688	0.6%
Amortization of deferred gains on real estate	(984)	(0.1)%	(983)	(0.1)%
Other operating expenses	1,131	0.1%	1,267	0.1%
Operating income	39,656	4.9%	90,726	8.6%
Interest expense, net	5,577	0.7%	10,444	1.0%
Other expense, net	594	0.1%	(361)	(0.0)%
Income before provision for income taxes	33,485	4.1%	80,643	7.6%
Provision for income taxes	9,103	1.1%	21,134	2.0%
Net income	$24,382	3.0%	$59,509	5.6%

The following table sets forth our results of operations for the first nine month periods of fiscal 2023 and fiscal 2022:

	First Nine Months of Fiscal 2023	% of Net Sales	First Nine Months of Fiscal 2022	% of Net Sales
	(In thousands)		(In thousands)
Net sales	$2,423,852	100.0%	$3,602,445	100.0%
Gross profit	408,588	16.9%	681,835	18.9%
Selling, general, and administrative	271,278	11.2%	274,305	7.6%
Depreciation and amortization	23,758	1.0%	19,952	0.6%
Amortization of deferred gains on real estate	(2,952)	(0.1)%	(2,951)	(0.1)%
Gains from sales of property	—	0.0%	(144)	(0.0)%
Other operating expenses	5,240	0.2%	2,731	0.1%
Operating income	111,264	4.6%	387,942	10.8%
Interest expense, net	19,575	0.8%	32,992	0.9%
Other expense, net	1,782	0.1%	916	0.0%
Income before provision for income taxes	89,907	3.7%	354,034	9.8%
Provision for income taxes	23,247	1.0%	89,844	2.5%
Net income	$66,660	2.8%	$264,190	7.3%

The following table sets forth net sales by product category for the three and nine month periods ending September 30, 2023 and October 1, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales by product category	(In thousands)		(In thousands)
Specialty products	$558,851	$724,323	$1,697,679	$2,280,090
Structural products	251,130	336,438	726,173	1,322,355
Total net sales	$809,981	$1,060,761	$2,423,852	$3,602,445

Percentage of total net sales by product category
Specialty products	69.0%	68.3%	70.0%	63.3%
Structural products	31.0%	31.7%	30.0%	36.7%
Total net sales	100.0%	100.0%	100.0%	100.0%

The following table sets forth gross profit and gross margin percentages by product category for the three and nine month periods of fiscal 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gross profit by product category	(In thousands)		(In thousands)
Specialty products	$110,898	$151,428	$326,366	$515,781
Structural products	28,348	37,948	82,222	166,054
Total gross profit	$139,246	$189,376	$408,588	$681,835

Gross margin % by product category
Specialty products	19.8%	20.9%	19.2%	22.6%
Structural products	11.3%	11.3%	11.3%	12.6%
Total gross margin %	17.2%	17.9%	16.9%	18.9%

Third Quarter of Fiscal 2023 Compared to Third Quarter of Fiscal 2022

For the third quarter of fiscal 2023, we generated net sales of $810.0 million, a decrease of $250.8 million when compared to the third quarter of fiscal 2022 and gross margin percentage decreased from 17.9 percent to 17.2 percent year over year. The decline in net sales compared to the prior year period was primarily due to price deflation and lower sales volume for both specialty and structural products, reflecting changing market conditions. The decline in gross margin percentage was attributable to our specialty products, as discussed below.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, decreased $165.5 million to $558.9 million in the third quarter of fiscal 2023. The decline was due to price deflation combined with lower sales volume across several product categories as we return to more normalized market conditions. Specialty products gross profit decreased $40.5 million to $110.9 million, with a year over year decline of 110 basis points in specialty gross margin to 19.8 percent for the third quarter of fiscal 2023, compared to 20.9 percent in the third quarter of fiscal 2022. The decrease in specialty gross margin percentage over the prior-year period is also attributable to the year over year price and volume normalization.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased $85.3 million to $251.1 million in the third quarter of fiscal 2023 primarily due to price deflation in the wood-based commodity markets represented by the year-over-year declines in the average composite price of framing lumber and structural panels, which were 26% and 5%, respectively. Our structural gross margin percentage for the third quarter of fiscal 2023 was 11.3 percent, the same as the 11.3 percent in the prior-year period. Our structural gross margin percentage for the third quarter of fiscal 2022 reflects a $5.7 million favorable impact for the partial release of an inventory reserve recorded in the second quarter of fiscal 2022, while a $0.6 million reserve provision for our structural lumber inventory was recorded in the third quarter of fiscal 2023 to reflect the lower of cost or net realizable value. However, the gross margin percentage for third quarter of fiscal 2023 remained consistent with the prior-year period due to our continued focus on pricing discipline and inventory management. For more details on our lower of cost or market reserves for inventories, please see Note 3, Inventories.

Our selling, general, and administrative expenses, which includes approximately $1.9 million of incremental operating expenses related to our Vandermeer acquisition, decreased $0.3 million compared to the third quarter of fiscal 2022 primarily due to lower delivery costs and variable compensation. Depreciation and amortization expense increased 20.9 percent, compared to the third quarter of fiscal 2022 due to a higher base of amortizable and depreciable assets throughout the third quarter of fiscal 2023 when compared to the prior-year period, resulting from our continued focus on capital investment and increased intangible assets related to our Vandermeer acquisition.

Interest expense, net, decreased by 46.6 percent, or $4.9 million, compared to the third quarter of fiscal 2022. The decrease is primarily due to the generation of higher interest income, given our year over year increase in cash that is generating interest at higher rates than last year.

Our effective tax rates were 27.2 percent and 26.2 percent for the third quarter of fiscal 2023 and 2022, respectively. Our effective tax rate for both periods was impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by a benefit from the vesting of restricted stock units, which is typical for the third quarter of each year.

Our net income for the third quarter of fiscal 2023 was $24.4 million, or $2.71 per diluted share, versus $59.5 million, or $6.38 per diluted share, in the prior-year period. Decreases in our net income and earnings per diluted share were due primarily to a decrease in gross profit driven by price deflation and lower sales volume, particularly for our engineered wood products and lumber, along with declines in pricing. This was partially offset by lower operating expense, net interest expense and income tax expense during the period.

First Nine Months of Fiscal 2023 Compared to First Nine Months of Fiscal 2022

For the first nine months of fiscal 2023, we generated net sales of $2.4 billion, a decrease of $1.2 billion when compared to the first nine months of fiscal 2022 and gross margin percentage decreased from 18.9 percent to 16.9 percent year over year. The declines in net sales and overall gross margin percentage compared to the prior year period were primarily due to price deflation combined with lower sales volumes in our specialty and structural products, reflecting changing market conditions.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, decreased $582.4 million to $1.7 billion in the first nine months of fiscal 2023. The decline was due to pricing deflation combined with lower sales volume across several product categories as we return to more normalized market conditions. Specialty products gross profit decreased $189.4 million to $326.4 million, with a year over year decline of 340 basis points in specialty gross margin to 19.2 percent for the first nine months of fiscal 2023, compared to 22.6 percent in the first nine months of fiscal 2022. The decrease in specialty gross margin percentage over the prior-year period is also attributable to the year over year price and volume normalization.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased $596.2 million to $726.2 million in the first nine months of fiscal 2023 primarily due to price deflation in the wood-based commodity markets represented by the decline in the average composite price of framing lumber and structural panels, which were 52% and 40%, respectively. Our structural gross margin percentage for the first nine months of fiscal 2023 was 11.3 percent, down from 12.6 percent in the prior-year period, primarily attributable to price deflation in the wood-based commodity markets represented by year-over-year declines in the average composite price of framing lumber and structural panels. The impacts of these factors on the gross margin percentage in the first nine months of fiscal 2023 were partially offset by our continued focus on pricing discipline and inventory management, as well as favorable changes in our net provisions for inventory reserves in the current period. The first nine months of fiscal 2023 were favorably impacted by a $2.0 million, net inventory reserve release, while inventory reserve provisions of $4.1 million, net were recorded in the first nine months of fiscal 2022. For more details on our lower of cost or market reserves for inventories, please see Note 3, Inventories.

Our selling, general, and administrative expenses, which includes approximately $5.6 million of incremental operating expenses related to our Vandermeer acquisition, decreased $3.0 million compared to the first nine months of fiscal 2022 primarily due to a decrease in delivery expenses and variable compensation. Depreciation and amortization expense increased 19.1 percent, compared to the first nine months of fiscal 2022 due to a higher base of amortizable and depreciable assets throughout the first nine months of fiscal 2023 when compared the prior-year period, resulting from our continued focus on capital investment and increased intangible assets related to our Vandermeer acquisition. Other operating expenses increased $2.5 million compared to the first nine months of fiscal 2022 primarily due to restructuring related costs, including severance expenses incurred in fiscal 2023 due to our leadership transition.

Interest expense, net, decreased by 40.7 percent, or $13.4 million, compared to the first nine months of fiscal 2022. The decrease is primarily due to the generation of higher interest income, given our year over year increase in cash that is generating interest at higher rates than last year.

Our effective tax rates were 25.9 percent and 25.4 percent for the first nine months of fiscal 2023 and 2022, respectively. Our effective tax rate for both periods was impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, offset by a benefit from the vesting of restricted stock units.

Our net income for the first nine months of fiscal 2023 was $66.7 million, or $7.38 per diluted share, versus $264.2 million, or $27.82 per diluted share, in the prior-year period. Our net income for the first nine months of fiscal 2023 decreased due primarily to a decrease in gross profit driven by lower sales volume, particularly for our engineered wood products, lumber, and panels, along with declines in pricing. This was partially offset by net interest expense and income tax expense.

Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations and availability from our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for at least the next 12 months.
Senior Secured Notes
In October 2021, we completed the private offering of $300 million of our 6 percent senior secured notes due 2029 (the “2029 Notes”). The 2029 Notes were issued to investors at 98.625 percent of their principal amount and will mature on November 15, 2029. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under our Revolving Credit Facility.
As of September 30, 2023 and December 31, 2022, the fair value of our 2029 Notes was approximately $271.5 million and $283.6 million, respectively, which are designated as Level 2 in the fair value hierarchy. Our valuation technique is based primarily on observable market prices in less active markets.
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

As of September 30, 2023, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $816.3 million under our Revolving Credit Facility. As of December 31, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $645.4 million under our Revolving Credit Facility. Available borrowing capacity under our Revolving Credit Facility was $346.5 million as of September 30, 2023 and December 31, 2022. Our average effective interest rate under the Revolving Credit Facility was zero percent for the fiscal quarters ended September 30, 2023 and October 1, 2022 since no borrowings were outstanding during the periods.

Our Revolving Credit Facility contains certain financial and other covenants, and our right to borrow under the Revolving Credit Facility is conditioned upon, among other things, our compliance with these covenants. We were in compliance with all covenants under our Revolving Credit Facility as of September 30, 2023.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we completed in recent years. Our total finance lease commitments totaled $277.3 million and $273.1 million as of September 30, 2023 and December 31, 2022, respectively. Of the $277.3 million of finance lease commitments as of September 30, 2023, $243.3 million related to real estate and $34.0 million related to equipment. Of the $273.1 million of finance lease commitments as of December 31, 2022, $243.8 million related to real estate and $29.3 million related to equipment.
Interest Rates
Our Revolving Credit Facility includes available interest rate options and was previously based on LIBOR, which was discontinued as an available rate option after June 30, 2023. On June 27, 2023, we amended our existing Revolving Credit Facility, under which LIBOR was replaced with SOFR with respect to the applicable variable rate interest options thereunder.
Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities for the first nine months of fiscal 2023 was $230.7 million, compared to net cash provided of $246.0 million in the first nine months of fiscal 2022. The decrease in cash provided by operating activities during the first nine months of fiscal 2023 was primarily a result of a decrease in net income for the current-year period compared to the prior-year period, partially offset by higher cash generated from changes in working capital components, including a decrease in inventory and increase in accounts payable, offset by the increase in accounts receivable in the current-year period.
Investing Activities
Net cash used in investing activities for the first nine months of fiscal 2023 was $18.7 million compared to net cash used of $18.4 million in the first nine months of fiscal 2022. The change was primarily due to lower cash proceeds from sales of assets during the current year-period compared to the prior-year period.
Financing Activities
Net cash used in financing activities totaled $41.1 million for the first nine months of fiscal 2023, compared to net cash used of $83.4 million for the first nine months of fiscal 2022. The change in net cash used in financing activities was primarily due to a decrease in cash used for repurchases of our common stock under our announced share repurchase program. During the first nine months of fiscal 2023, we repurchased $29.3 million of our common stock compared to $66.4 million during the first nine months of fiscal 2022.
Stock Repurchase Program
During the third quarter of fiscal 2023, we repurchased 216,507 shares of our common stock under our share repurchase program at an average price of $84.93 per share. As of September 30, 2023, we had a remaining authorization amount of approximately $3.7 million under the program, which was fully utilized in early fiscal October 2023. On October 31, 2023, the Company’s Board of Directors authorized a new share repurchase program for $100 million.
Under the new share repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

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

Selected financial information
	September 30, 2023	December 31, 2022	October 1, 2022
	(In thousands)
Current assets:
Receivables, less allowance for doubtful accounts	$297,568	$251,555	$360,535
Inventories, net	364,162	484,313	535,979
	$661,730	$735,868	$896,514

Current liabilities:
Accounts payable	$202,256	$151,626	$208,197
	$202,256	$151,626	$208,197

Operating working capital	$459,474	$584,242	$688,317

Operating working capital of $459.5 million as of September 30, 2023, compared to $584.2 million as of December 31, 2022, decreased on a net basis by approximately $124.8 million. This decrease in operating working capital is primarily driven by the decrease in inventory, which reflects our strategic inventory management efforts, and the increase in accounts payable due to timing of cash disbursements. This was partially offset by the increase in accounts receivable due to the impacts of sequential sales increases and timing of cash receipts.

Investments in Property and Equipment

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets is included in property and equipment, at cost on our condensed consolidated balance sheet. For the first nine months of fiscal 2023, we invested $18.9 million in cash investments in long-lived assets primarily related to investments in our distribution facilities and to a lesser extent, upgrading our fleet. We also added $11.3 million in new finance leases during the third fiscal quarter of 2023 for new forklifts and tractors to enhance our logistical network.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. There have been no material changes to our critical accounting policies from the information provided in Part 2, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and those discussed elsewhere in this report and in future reports that we file with the SEC. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Factors that may cause these differences include, among other things:
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
•constraints, volatility or disruptions in the capital markets or other factors affecting the amount and timing of share repurchases and whether or not the Company will continue, and the timing of, any open market repurchases;
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
•we are subject to federal law and regulations regarding the importation of products and may have to incur significant costs to comply with these laws and regulations in the future;
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
•the activities of activist stockholders could have a negative impact on our business and results of operations; and
•the terms of our revolving credit facility and senior secured notes place restrictions on our ability to pay dividends on our common stock, so any returns to stockholders may be limited to the value of their stock.
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
Commodity Price Risk
Many of the building products that we distribute, including oriented strand board (“OSB”), plywood, lumber, and rebar, are commodities whose price is determined by the market’s supply and demand for such products. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of products. Short-term increases in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs on our products. We may enter into derivative financial instruments to mitigate the potential impact of commodity price fluctuations on our results of operations or cash flows. As of September 30, 2023, we had no such derivative financial instruments in place.
Interest Rate Risk
We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR or other applicable benchmark rates when we have loan amounts outstanding on our revolving credit facility. We do not believe that a one percent increase in interest rates, for example, would have a material effect on our results of operations or cash flows. As of September 30, 2023, we had no outstanding borrowings on our revolving credit facility. Our senior secured notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. We may enter into derivative financial instruments to mitigate the potential impact of interest rate risk on our results of operations or cash flows. As of September 30, 2023, we had no such derivative financial instruments in place.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the third quarter of fiscal 2023, there were no material changes to our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, "Item 1A.Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for each month of the fiscal quarter ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2 - August 5	20,000	$87.66	20,000	$20,290,260
August 6 - September 2	101,995	$84.73	101,507	$11,689,512
September 3 - September 30	97,974	$84.53	95,000	$3,662,571
Total	219,969		216,507

(1) Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

(2) Excludes any excise taxes incurred under The Inflation Reduction Act of 2022.

(3) On May 3, 2022, our Board of Directors increased our share repurchase authorization to $100 million, and as of September 30, 2023, we had a remaining authorization amount of approximately $3.7 million under this program, which was fully utilized during early fiscal October 2023. On October 31, 2023, the Company’s Board of Directors authorized a new share repurchase program for $100 million. Under the new share repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of fiscal 2023.

ITEM 6. EXHIBITS

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	±	Employment Agreement, dated July 6, 2023, between BlueLinx Holdings Inc. and Andrew Wamser
10.2	±	Transition Agreement, dated July 6, 2023, between BlueLinx Holdings Inc. and Kelly C. Janzen
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.
	±	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: October 31, 2023	By:	/s/ Andrew Wamser
Andrew Wamser
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2023	By:	/s/ Kimberly A. DeBrock
Kimberly A. DeBrock
Vice President and Chief Accounting Officer
(Principal Accounting Officer)