Form 10-K
period 2023-12-30
BlueLinx Holdings Inc.
filed 2024-02-20
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fling reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §232.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 1, 2023, was $812,900,045, based on the closing price on the New York Stock Exchange of $93.78 per share on June 30, 2023.
As of February 16, 2024, the registrant had 8,650,046 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of Part III of this Annual Report on Form 10-K incorporate by reference to the registrant’s definitive Proxy Statement for the 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 30, 2023.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 30, 2023

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us,” and “our” refer to BlueLinx Holdings Inc. and its wholly-owned subsidiaries. Reference to “fiscal 2023” refers to the 52-week period ending December 30, 2023. Reference to “fiscal 2022” refers to the 52-week period ended December 31, 2022. Reference to “fiscal 2021” refers to the 52-week period ended January 1, 2022.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report” or “Form 10-K”) contains forward-looking statements. Forward-looking statements include, without limitation, any statements that predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “could,” “expect,” “estimate,” “intend,” “may,” “project,” “plan,” “should,” “will,” “will be,” “will likely continue,” “will likely result” “would,” or words or phrases of similar meaning. Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties include those discussed under the heading “Risk Factors” in Part I, Item 1A, those discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and those discussed elsewhere in this report and in future reports that we file with the Securities and Exchange Commission. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. All forward-looking statements are made only as of the date hereof, and we expressly disclaim any obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

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
We have a strong market position and a broad geographic coverage footprint servicing all 50 states. We operate our business from 66 warehouse and office facilities, allowing us to serve 75 percent of the highest growth metropolitan statistical areas as it relates to forecasted housing starts and repair and remodel spend. With the strength of a locally focused sales force, we distribute a comprehensive range of products from over 750 suppliers. Our suppliers include some of the leading manufacturers in the industry, such as Allura, Arauco, Fiberon, Georgia-Pacific, Huber Engineered Woods, Louisiana-Pacific, Oldcastle APG, Ply Gem, Roseburg, Royal and Weyerhaeuser. We supply products to a broad base of customers including national home centers, pro dealers, cooperatives, specialty distributors, regional and local dealers and industrial manufacturers. Many of our customers serve residential and commercial builders, contractors and remodelers in their respective geographic areas and local markets. Our headquarters is located near Atlanta in Marietta, Georgia.
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
1.Migrate sales mix toward higher-margin specialty product categories. The Company is pursuing a revenue mix increasingly weighted toward higher-margin, specialty product categories such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products. Additionally, the Company is expanding its value-added service offerings designed to simplify complex customer sourcing requirements, together with marketing, inventory and pricing services afforded by the Company’s national platform.
2.Foster a performance-driven culture committed to business excellence and profitable growth to be the provider of choice for suppliers and customers. This includes enhancing the customer experience through technology enablement; accelerating organic growth within specific product and solutions offerings where the Company is uniquely advantaged; enhancing our performance by leveraging our scale and footprint together with pricing, operational and procurement capabilities; and deploying capital to drive sustained margin expansion, grow cash flow and maintain continued profitable growth.
3.Maintain a disciplined capital structure and pursue strategic investments that increase the value of the Company. The Company continues to strategically target acquisition opportunities that grow its specialty products business, expand its geographic reach, or complement its existing capabilities. The Company also continues to identify markets that are potential opportunities for new market development. The Company further seeks to maintain a disciplined capital structure while at the same time investing in its business to modernize its distribution facilities, as well as its tractor and trailer fleet, and to improve operational performance. During the 2023 fiscal year, we allocated $69.7 million of capital towards the following transactions, both of which were funded with the Company’s cash and cash equivalents:
~~•~~We invested $27.5 million in capital for our business to improve operational performance and productivity.
•We repurchased 506,312 shares of our common stock for $42.1 million under our share repurchase programs at an average price of $83.21 per share, excluding broker commissions.
As a component of our decision to settle the BlueLinx Corporation Hourly Retirement Plan, we also contributed $6.9 million to the plan in fiscal 2023. This is discussed in more detail in Note 10, Employee Retirement Plans, in Item 8 of this Annual Report.
During fiscal 2022, we consummated the acquisition of Vandermeer Forest Products, Inc. (“Vandermeer”), which aligns to our specialty products strategy, established a meaningful growth platform in the Pacific Northwest, increased market penetration in key specialty product categories, and strengthened strategic supplier relationships. A distribution facility and real estate located in Spokane, Washington were acquired in this transaction. This transaction is discussed in more detail in Note 2, Business Combination, in Item 8 of this Annual Report.
We distribute products in two principal categories: specialty products and structural products. Specialty products, which represented approximately 70 percent, 65 percent, and 59 percent of our fiscal 2023, fiscal 2022, and fiscal 2021 net sales, respectively, include primarily engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products. In some cases, these products are branded by us. Structural products, which represented approximately 30 percent, 35 percent, and 41 percent of our fiscal 2023, fiscal 2022, and fiscal 2021 net sales, respectively, include lumber, plywood, oriented strand board, rebar, and remesh and other wood products primarily used for structural support in construction projects. Our structural products are commodity products.
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
Distribution Channels
We sell products through three main distribution channels, consisting of warehouse sales, reload sales, and direct sales. Warehouse sales, which generate the majority of our sales, are delivered from our warehouses to our customers. Reload sales are similar to warehouse sales but are shipped from non-warehouse locations, most of which are operated by third parties, where we store owned products to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Together, warehouse and reload sales accounted for approximately 83 percent, 82 percent, and 81 percent of our fiscal 2023, fiscal 2022 and fiscal 2021 gross sales, respectively.
Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel, however, requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 17 percent, 18 percent, and 19 percent of our fiscal 2023, fiscal 2022, and fiscal 2021 gross sales, respectively.
Human Capital
Our Commitment to Diversity, Equity, and Inclusion
We are committed to diversifying our workforce to ensure that our associates feel like they matter. We realize the value that diversity, equity and inclusion bring to our business. As of December 30, 2023, employees that identify as female represented 15 percent of our associate population, 20 percent of our executive leadership team, and 22 percent of our Board of Directors. Additionally, employees who identify as racially or ethnically diverse represented 27 percent of our total associate population, 20 percent of our executive leadership team, and 22 percent of our Board of Directors. We are committed to managing the business in a manner that fosters diversity, equity, and inclusion.
We also use our compensation review process, our compensation framework, and third-party compensation data in an effort to compensate associates in the same job, level and location fairly regardless of gender, race and ethnicity. If we identify discrepancies between actual compensation and our policies, we take action to make pay adjustments to close identified gaps. In addition, during fiscal 2023, we supported seven employee resource groups that facilitate social, development, and community interaction in our workforce to foster a more inclusive culture.
Our Associates
Our associates are the foundation of our business. BlueLinx has a high-performance culture where associates are expected to live by our core values of teamwork, continuous improvement and integrity each and every day. As of December 30, 2023, we employed approximately 2,000 associates and less than one percent of our associates are employed on a part-time basis. Approximately 28% of our associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Six CBAs covering approximately nine percent of our associates are up for renewal in fiscal year 2024, of which one has already been renegotiated, one is currently under negotiation, and we expect to renegotiate the remainder before their renewal dates.
We strongly believe that our corporate culture depends on our associates’ engagement and understanding of their contribution to the achievement of our strategic imperatives, vision, and mission. We also seek to connect our leaders across regions and provide them with opportunities to enable collaboration and to connect with the larger organization. In addition to prioritizing regular communications, we are conducting quarterly employee surveys to monitor our culture and employee engagement, while seeking feedback on what is going well and where we can focus our efforts to do more. Our more extensive annual

Company survey had participation from approximately 74 percent of our associates in fiscal 2023, representing a wide cross section of our associate population.
Our CEO, along with other executives, conduct periodic leadership town halls where associates are invited to engage with senior leadership. Additionally, our leaders engage directly with associates through facility visits.
During fiscal 2023, we continued to invest in our people, and in programs and systems designed to meet the increased demand for talent in a dynamic marketplace. We increased our investments in our benefits programs, which included new and improved medical plans with lower deductibles, out of pocket maximums, free and unlimited virtual mental health counseling, enhanced life insurance benefits, and improved short-term disability benefits, as well as student loan repayment benefits. We also standardized our Company-wide performance management process for salaried employees, held talent review discussions to further our succession planning efforts, and launched new career development programs for our sales organization.
Safety
We are committed to providing a safe and healthy working environment for our associates. We have established uniform safety and compliance procedures for our operations and implemented measures designed to prevent workplace injuries. Our proactive safety programs focus on job hazard identification and prevention, coupled with extensive on-going job-specific training. For example, material handlers and Department of Transportation (“DOT”) registered drivers follow a monthly individualized training curriculum, including knowledge testing, for injury and accident prevention. In addition, depending on the nature and requirements of their role, new hires and contract employees undergo safety training along with specific hands-on training during their initial onboarding. We also administer post injury/accident corrective action supplemental training as needed and dictated by our root cause investigations. Accidents and injuries are investigated with corrective actions implemented locally and communicated to key operations personnel across the enterprise to help prevent future occurrences. During fiscal 2023, in order to enhance the safety of our material handling fleet, we made a significant investment in refreshing our forklifts across the network that operate more efficiently and have enhanced safety features such as clean electric technology, automated collision detection systems, blue spotlights and multi-facing cameras. Our newest tractors are equipped with collision avoidance systems, dashboard cameras, speed monitoring, blind spot detection and lane departure warning technology, and disc-type brakes to improve stopping distance and driver control. We plan to continue to make significant investments in upgrading our over-the-road and material handling fleet into fiscal 2024 and beyond.
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
Sustainability
In addition to participating in the Forestry Stewardship Council, an organization promoting environmentally appropriate, socially beneficial, and economically viable management of the world’s forests, we invested in electric forklifts during fiscal 2023 to use in certain locations and expect to purchase more in fiscal 2024. We continue to make progress on utilizing more fuel-efficient tractors in our fleet. We are also replacing our warehouse lighting systems with more environmentally friendly lighting solutions and reducing our landfill waste by prioritizing recycling options, where available.
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
Governmental Regulations
The Company is subject to various federal, state, provincial, and local laws, rules, and regulations. We are subject to the requirements of the U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”). In order to maintain compliance with applicable OSHA requirements, we have established uniform safety and compliance procedures for our operations, and implemented measures designed to prevent workplace injuries. Our safety programs focus on job hazard identification and prevention, coupled with extensive on-going job-specific training. For example, material handlers and DOT-registered drivers follow a monthly individualized training curriculum, with knowledge testing, for injury and accident prevention. In addition, new hires and contract employees undergo safety training during their initial onboarding. We also administer post injury/accident corrective action supplemental training as needed and dictated by our investigations. Accidents and injuries are investigated with corrective actions implemented locally and communicated to key operations personnel across the enterprise to help prevent future occurrences. As discussed above, in order to enhance the safety and capabilities of our fleet, we made investments in upgrading our fleet in fiscal 2023.
The U.S. Department of Transportation (“DOT”) regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by DOT. We are also subject to the oversight of the Federal Motor Carrier Safety Administration (“FMCSA”). Additionally, among other things, vehicle dimensions and driver hours of service are subject to both federal and state regulation. Through a partnership with their local DOT enforcement agencies, our branches continue to host DOT troopers to conduct training walk-around inspections of our equipment to supplement our internal driver training efforts. The DOT troopers cover all dimensions of DOT compliance with specific focus on vehicle maintenance and load securement safety requirements.
We also are subject to environmental laws, rules, and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage, and disposal of hazardous materials, substances, and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances, and regulations are complex, can change frequently, and have become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations), and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew, environmental permits. We are proactively replacing our diesel underground storage tanks based on their age to prevent fuel releases to the environment.
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
We have incurred and will continue to incur costs to comply with the requirements of health and safety, transportation, and environmental laws, ordinances, and regulations. These requirements could become more stringent in the future, and compliance costs may become material.

Significant Recent Transactions and Developments
Share Repurchase Program
On October 31, 2023, the Company’s Board of Directors authorized a new share repurchase program for $100 million, which follows the Company’s previous $100 million share repurchase program under which repurchase authority remained as of early October 2023. Under the new share repurchase program, the Company may repurchase its common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.
During fiscal 2023 and fiscal 2022, we used cash of $42.1 million and $66.4 million, respectively, to repurchase our common shares. As of December 30, 2023, there was $91.4 million of remaining capacity to repurchase our common shares under our share repurchase program.
Settlement of our Frozen Defined Benefit Pension Plan
During the fourth quarter of fiscal 2023, we settled our frozen defined benefit pension plan by transferring future financial responsibilities for the plan to a highly rated insurance company through the purchase of an annuity. The accounting for this settlement resulted in the non-cash reclassification of $34.9 million, including net deferred income taxes of $4.5 million, from accumulated other comprehensive loss to earnings. The settlement also required the Company, as plan sponsor, to make a final $6.9 million cash contribution to the plan trust in order for the plan trust to have sufficient assets to purchase the annuity from the insurance company.
Some of our union employees continue to participate in multi-employer pension plans, and those plans were not impacted by the settlement of the frozen defined benefit pension plan.
Securities Exchange Act Reports
The Company maintains a website at www.BlueLinxCo.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports, and amendments to those reports, that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended. These include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements. Additionally, our code of ethical conduct, the board committee charter for each of our audit committee, human capital and compensation committee, and nominating and corporate governance committee, and our corporate governance guidelines are available on our website. If we amend our code of ethical conduct, or grant any waiver, including any implicit waiver, for any board member, our chief executive officer, our chief financial officer, or any other executive officer, we will disclose such amendment or waiver on our website.
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
Our business depends on residential repair and remodel activity levels. Historically, residential repair and remodeling activity has decreased in slow economic periods. General economic weakness, inflation, elevated unemployment levels, mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing, home equity value declines and lower housing turnover all limit consumers’ spending, particularly on discretionary items, and affect their confidence level leading to reduced spending on home improvement projects. Depressed activity levels in consumer spending for home improvement construction would adversely affect our business, liquidity, results of operations, and financial position. Furthermore, economic weakness causes unanticipated shifts in consumer preferences and purchasing practices, and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer, and, in turn, our customers and could adversely affect our operating performance.
Our business is also dependent on the new residential construction market and, in particular, single family home construction. Factors impacting the level of activity in the residential new construction markets include increases in interest rates, inflation, unemployment rates, housing inventory, high foreclosure rates and unsold/foreclosure inventory, availability of financing and mortgages, labor costs and availability, vacancy rates, local, state and federal government regulation (including mortgage interest deductibility and other tax laws), weakening in the U.S. economy or of any regional or local economy in which we operate, availability of supplies, consumer demand and preferences, and shifts in populations away from the markets that we serve, all of which are beyond our control. Weakness in new residential construction due to any or all of these factors would have a material adverse effect on our business, financial condition, and operating results, and these factors may also result in fluctuations in our operating results. As a result, our results for any historical period may not be indicative of results for any future period.
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
We may experience pricing and product cost variability.
Prices that we pay, and charge, for our products can be unpredictable and volatile. Prices for our products are driven and influenced by many factors, including general economic conditions, demand for our products and competitive and other conditions in the industries within which we compete. The factors that influence prices and costs also include, among others:
•The use of auction markets, which are based on participants’ perceptions of short-term supply and demand, to determine prices and volumes for many commodities building products;
•The use of published indices (including those published by Random Lengths), which may not accurately reflect changes in market conditions, to set selling prices for products;
•Labor and freight costs, periodic delays in the delivery of products and inventory levels in various distribution channels;
•Government regulation, trade policies and market speculation;
•National and international economic conditions, including inflationary conditions;
•The ability of large customers to influence prices of outside building materials suppliers and distributors in a highly fragmented industry;
•Consolidation among customers, particularly dealers, and their customers (i.e., home builders), and resulting changes in purchasing policies and payment practices; and
•Consolidation among suppliers and its effects on pricing, consignment arrangements, and discount programs.

If supply exceeds demand, prices for our products could decline, and our results of operations, cash flows, and financial condition could be adversely affected. These factors can cause short-term fluctuations in the price of our products, or costs related to our products. Increases in prices or costs are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs for our products.
In addition, economic conditions and market factors may make it difficult for us to raise our prices enough to keep up with the rate of inflation, which could reduce our profit margins or reduce the number of customers who can purchase our products and adversely impact our results of operations and cash flows.
A decline in the prices of the products we distribute could also adversely impact our operating results. When the prices of the products we distribute decline, customer demand for lower prices could result in lower sales prices and, to the extent that our inventory at the time was purchased at higher costs, lower margins. Alternatively, in a rising price environment, our suppliers may increase prices or reduce discounts on the products we distribute, and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits.
Our earnings are highly dependent on sales volumes.
Our earnings are highly dependent on sales volumes, which are dependent on both the housing cycle, as well as our execution. In addition, selling commoditized products that are subject to fluctuating prices makes it difficult to predict our financial results with any degree of certainty. Commodity and specialty product price inflation or deflation can increase or decrease our gross margins on relatively consistent year over year structural sales volumes, depending on the degree of commodity price change. Any failure to maintain, or increase sales volumes, alone or combined with margin fluctuations due to price inflation or deflation, which would impact the purchase and/or selling price of our products, could adversely affect our results of operations, cash flows, and financial condition.
Our industry is highly fragmented and competitive. If we are unable to compete effectively, our net sales and operating results may be reduced.
The building products distribution industry is highly fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing, availability of products, service, delivery capabilities, customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors for their products, and it affects the favorability of the terms on which we are able to obtain our products from our suppliers and sell our products to our customers.
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
The building products distribution industry is subject to cyclical market pressures and market prices of building products historically have been volatile and cyclical. Prices of building products are determined by overall supply and demand in the market and we have limited ability to control the timing and amount of pricing changes. Demand for building products is driven mainly by factors outside of our control, such as general economic and political conditions, interest rates, availability of mortgage financing, inflation, the construction, repair and remodeling markets, industrial markets, housing supply, weather, and population growth. The supply of building products fluctuates based on available manufacturing capacity, and excess capacity in the industry can result in significant declines in market prices for those products. To the extent that prices and volumes experience a sustained or sharp decline, our net sales and margins likely would decline as well. Because we have meaningful fixed costs, a decrease in sales and margin generally may have a significant adverse impact on our financial condition, operating results, and cash flows.
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
Our ability to offer a wide variety of products to our customers, including our private label products, is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities subject to then current market conditions. However, the loss of, or a substantial decrease in the availability of, key products from our suppliers, or the loss of key supplier arrangements, could adversely impact our financial condition, operating results, and cash flows. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could have a material adverse effect on our financial condition, operating results, and cash flows.
Our dependence on international suppliers and manufacturers for certain products exposes us to risks that could affect our financial condition and expose us to certain additional risks.
Many of our suppliers and manufacturers are located outside of the United States. Thus, compliance with federal laws and regulations regarding the importation of products, import taxes or costs, including new or increased tariffs, anti-dumping duties, countervailing duties, or similar duties, some of which could be applied retroactively, could increase the cost of the products that we distribute. In addition, quotas, embargoes, sanctions, safeguards, and customs restrictions, as well as foreign labor strikes, work stoppages, or boycotts, could reduce the supply of the products available to us. Geopolitical events, including war and terrorism, could also cause a reduction in the supply or increase the costs of the products available to us. If we become subject to a reduction in available supply of imported products and we are unable to mitigate that reduction through alternative sources, or if the costs of our imported products increase and we are not able to pass along those increased costs to our customers, then our business, financial condition, and results of operations could be adversely affected.
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
The operations at our distribution facilities may be interrupted or impaired by various operating risks, including, but not limited to, risks associated with catastrophic events, such as war, fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornados and droughts, whether a result of climate change or otherwise, pandemics, or other similar occurrences; interruptions in the delivery of products via railroad or other inbound transportation means; adverse government regulations; equipment breakdowns or failures; prolonged power failures; unscheduled maintenance outages; information system disruptions or failures due to any number of causes; violations of our permit requirements or revocation of permits; releases of pollutants and hazardous substances to air, soil, surface water or ground water; disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels; shortages of equipment or spare parts; and labor disputes and shortages. Interruption or impairment of operations at one or more of our facilities could impact our ability to service customers, or could result in the loss of customers, suppliers or inventory, which could adversely affect our financial condition, operating results and cash flows.

Our strategy includes pursuing acquisitions. We may be unsuccessful in making and integrating mergers, acquisitions and investments.
As part of our overall strategy, we may make acquisitions or investments in the future. Acquisitions and investments involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, the achievement of expected synergies, or exposure to unforeseen liabilities of acquired companies.

In addition, the integration of acquisitions can involve significant anticipated and unanticipated operational challenges, including integrating different computer, enterprise resource planning, and accounting systems, integrating physical facilities and inventories, and integrating businesses and corporate cultures into our business. Addressing the risks and challenges associated with acquisitions and investments requires the attention of management and the diversion of resources from existing operations. Our failure to manage these risks and challenges effectively and at anticipated costs, or to manage other consequences of an acquisition or investment, could result in a failure to achieve anticipated benefits and synergies from an acquisition or investment, could cause disruptions in overall operating performance and deficiencies in customer service of the combined business, and could adversely affect our financial condition, operating results and cash flows. Disruptions and deficiencies associated with integrating an acquired business could also lead to increased costs, order and delivery errors, inventory and billing errors, the loss of employees, or the loss of customers, suppliers, or products either overall or in certain markets, which could adversely affect our financial condition, operating results, and cash flows.

We are subject to information technology security risks and business interruption risks and may incur increasing costs in an effort to minimize and/or respond to those risks.
Our business employs information technology systems to secure confidential information, such as employee personal data, but with the rapidly evolving sophistication of cyber-attacks, we may not be able to anticipate, prevent or mitigate our cybersecurity risks. Any compromise of our security could result in a loss or misuse of our confidential information or confidential information of our customers or suppliers, violation of applicable privacy and other laws, significant legal and financial exposure, theft, damage to our reputation, interruption of our business operations, and a loss of confidence in our security measures, any of which could harm our business. We may also be susceptible to phishing attacks, malware, ransomware, denial of service, and other attacks that could adversely affect our information technology systems. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. As cyber-attacks become more sophisticated, we may incur significant costs to strengthen our systems from outside intrusions, and/or obtain insurance coverage related to the threat of such attacks.

Additionally, our business is reliant upon information technology systems to, among other things, manage and route our sales calls, manage inventories and accounts receivable, make purchasing decisions, monitor our results of operations, place orders with our vendors and process orders from our customers. These systems may be vulnerable to natural disasters, telecommunications or equipment failures, power outages and similar events, employee errors or to intentional acts of misconduct, such as security breaches or cyber-attacks. The occurrence of any of these events or acts, or any other unanticipated problems, could result in damage to or the unavailability of these systems. Such damage or unavailability could, despite any existing disaster recovery and business continuity arrangements, interrupt the availability of one or more of our information technology systems. We have from time to time experienced such disruptions, and while such disruptions did not materially affect our business, they may occur in the future. Future disruptions in these systems could materially impact our ability to buy and sell our products, as well as generally operate our business, which could reduce our revenue.

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
In many of our markets, highly qualified associates are in high demand and we compete with other businesses for these associates and invest resources in training and incentivizing them. In particular, there continues to be significant competition for qualified drivers in the transportation industry and increasingly more stringent regulatory requirements relating to drivers. There can be no assurance that we will be able to attract or retain highly qualified associates in the future, including those employed by companies we may acquire.
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
Our business operations and financial results could suffer from the impacts of climate change.

Climate change, and its effects on weather patterns, the frequency and severity of weather-related events, and temperatures, could adversely impact our business. Extreme weather and temperatures could affect the availability of raw materials for the products that we distribute, the ability of our suppliers to deliver products to our distribution facilities and our ability to deliver those products to our customers. They could also result in lost production, supply chain disruption and increased transportation costs. Unpredictable weather and climate changes could also cause the price of the products we buy and sell to fluctuate significantly, including during and as a result of prolonged periods of heavy rain or drought, fires or other unpredictable weather events. Any or all of these effects could materially and adversely impact our business or results of operations.

Our operating results depend on the successful implementation of our strategy. We may not be able to implement our strategic initiatives successfully, on a timely basis, or at all.
We regularly evaluate the performance of our business and, as a result of such evaluations, we have in the past undertaken and may in the future undertake strategic initiatives within our businesses, including initiatives to migrate our sales mix toward higher‑margin specialty product categories, foster a performance-driven culture committed to business excellence and profitable growth, and maintain a disciplined capital structure and pursue investments that increase the value of the Company. Strategic initiatives that we may implement now or in the future may not result in improvements in future financial performance and could result in additional unanticipated costs. If we are unable to realize the benefits of our strategic initiatives, our business, financial condition, cash flows, or results of operations could be adversely affected.

A significant percentage of our employees are unionized. Wage increases or work stoppages by our unionized employees may reduce our results of operations.
As of December 30, 2023, we employed approximately 2,000 associates and less than one percent of our associates are employed on a part-time basis. Approximately 28 percent of our associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Six CBAs covering approximately nine percent of our associates are up for renewal in fiscal year 2024, of which one has already been renegotiated, one is currently under negotiation, and we expect to renegotiate the remainder before their renewal dates.
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
Environmental liabilities could arise on the land that we have owned, currently own or lease, including as a result of the use of underground fuel storage tanks, and these liabilities could have a material adverse effect on our financial condition and performance. Federal, state, and local laws and regulations relating to the protection of the environment, including those regulating the use and maintenance of underground storage tanks, may require a current or previous owner or operator of real estate to investigate and remediate hazardous materials, substances and waste releases at or from the property. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, we could incur costs to comply with such environmental laws and regulations, the violation of which could lead to substantial fines and penalties. In addition, although their impact is difficult to predict, it is also possible that legislation and regulations enacted at the federal, state or local level relating to climate change, could result in changes to the way we conduct business or store or deliver products, and could result in significantly increased costs of compliance, including for transportation, environmental monitoring and reporting, capital expenditures, or insurance premiums and deductibles. These potential changes or increased costs could adversely impact our business and results of operations.

The effect of epidemics, global pandemics or other widespread public health crises and governmental rules and regulations could significantly disrupt our operations or those of our customers or suppliers.
If an epidemic, global pandemic, or other widespread public health crises disrupts the worldwide economy or if similar widespread disease outbreaks occur in the future, our business, financial condition and results of operations could be negatively affected to the extent such event harms the economy or regions in which we operate. In particular, any outbreak or resurgence of COVID-19 or a similar variant or any other future variants, or governmental imposition of mandatory or voluntary closures in areas where our manufacturing facilities, suppliers or customers are located, could severely disrupt our operations. In addition to this potential direct impact on our facilities and operations, continuing outbreaks of the virus could negatively impact our industry and end markets as a whole or result in a longer-term economic recession. Any of these factors could negatively affect our business, financial condition, cash flows, profitability, and results of operations.

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
•federal laws and regulations regarding the importation of products may cause us to incur significant costs to comply with such laws and regulations in the future;
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
As of December 30, 2023, we had no outstanding debt under our revolving credit facility, and approximately $300.0 million of debt outstanding under our senior secured notes. Additionally, as of December 30, 2023, outstanding commitments under our finance leases were approximately $285.4 million. Our level of indebtedness could still have considerable consequences to our financial condition and operating results. For example, our indebtedness could:
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
If we fail to comply with these covenants and restrictions, a default may allow the creditors under the relevant instruments to accelerate the related debts and to exercise their remedies under these agreements, which typically will include the right to declare the principal amount of that debt, together with accrued and unpaid interest, and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt, and to terminate any commitments they had made to supply further funds. Refer to Note 8, Debt and Finance Leases, in Item 8 of this Annual Report for further details.
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
We have sold and leased back certain of our distribution centers under long-term non-cancelable leases and may enter into similar transactions in the future. All of these leases are (or will be) finance leases, and our debt and interest expense may increase as a result.
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
If we close a distribution center that is subject to a non-cancelable lease, we would remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes, and other expenses on the leased property for the balance of the lease term. Management may explore offsets to remaining obligations, such as subleasing opportunities or negotiated lease terminations, but there can be no assurance that we can offset remaining obligations on commercially reasonable terms or at all. Our obligation to continue to perform our obligations with respect to leases for closed distribution centers could have a material adverse effect on our business and results of operations.
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
If the costs of fuel, third-party freight or other energy prices increase or availability of third-party freight providers is reduced, our results of operations could be adversely affected.
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
We establish insurance-related deductible/retention liabilities based on historical loss development factors, which could lead to adjustments in the future based on actual development experience.

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
As of December 30, 2023, we had $53.3 million in net deferred tax assets. These deferred tax assets include temporary differences arising from such items as property, plant and equipment, accrued compensation, and accounting reserves related to inventory and other items in conjunction with net state operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings, and tax planning strategies. For example, we were required to evaluate and maintain reasonable valuation allowances against our remaining state net operating loss carryforwards against our U.S. deferred tax assets as of December 30, 2023. These valuation allowances are calculated based on the probability that we will not realize taxable income in the states in which we carry net operating loss carryforwards in a time suitable to take advantage of them. If we determine in the future that there is not sufficient positive evidence to support the remaining valuation of our deferred tax assets, either due to Part 1, Item 1A, Risk Factors described herein or other factors which may impact our net operating carryforwards or other components of our deferred tax assets such as our temporary differences which may arise from tax legislation which we cannot foresee, we may be required to further adjust the valuation allowance to reduce our deferred tax assets, in specific areas or in total. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.
Our expected annual effective tax rate could be volatile and materially change as a result of changes in the mix of earnings and other factors.
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
Borrowings under our revolving credit facility bear interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
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
• changes in laws or regulations affecting our Company or significant products we sell; and
• general overall economic, political and market conditions.

Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In addition, share repurchases pursuant to our new share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline.

We could be the subject of securities class action litigation due to stock price volatility, which could divert management’s attention and adversely affect our results of operations.
The stock market in general, and market prices for the securities of companies like ours in particular, have from time-to-time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In certain situations, in which the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the Company that issued the stock. If any of our stockholders were to bring a similar lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.
If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about our business or us. If one or more of the analysts who cover us downgrades our stock or publishes unfavorable research about our business or our industry, our stock price would likely decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
The activities of activist stockholders could have a negative impact on our business and results of operations.
While we seek to actively engage with stockholders and consider their views on business and strategy, we could be subject to actions or proposals from stockholders or others that do not align with our business strategies or the interests of our other stockholders. Responding to these stockholders could be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors and senior management. Uncertainties associated with such activities could interfere with our ability to effectively execute our strategic plan, impact long-term growth, and limit our ability to hire and retain personnel. In addition, the actions of these stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
The terms of our revolving credit facility and senior secured notes place restrictions on our ability to pay dividends on our common stock, so any returns to stockholders may be limited to the value of their stock.
We have not declared or paid any cash dividends on our common stock since 2007, and we are subject to certain conditions in order to do so under the terms of our revolving credit facility and senior secured notes. As we have no current intention of paying dividends, unless we decide to do so in the future, any return to stockholders may be limited to the appreciation in their stock.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.  CYBERSECURITY
RISK MANAGEMENT

Our risk management program includes focused efforts on identifying, assessing and managing cybersecurity risk, including the following:

•A robust information security training program that requires all company employees with access to our networks to participate in regular and mandatory training on how to be aware of, and help defend against, cyber risks, combined with periodic testing to measure the efficacy of our training efforts.

•Alignment of our program with the National Institute of Standards and Technology Cybersecurity Framework to prevent, detect and respond to cyberattacks.

•Continuous and robust testing of our systems to assess our vulnerability to cyber risk, which includes targeted penetration testing, tabletop incident response exercises, periodic audits of our systems by outside industry experts and regular vulnerability scanning.

•Engaging external cybersecurity experts in incident response development and management.

•Business continuity plans and critical recovery backup systems.

The Company’s cyber risk management program is supervised by a dedicated Chief Information Officer whose team is responsible for leading enterprise-wide information security strategy, policy, standards, architecture, and processes, as well as managing the Company’s information security and risk management awareness program. We provide regular awareness training to our employees, including periodic phishing tests, to help identify, avoid and mitigate cybersecurity threats. We also periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed.

CYBERSECURITY INCIDENT RESPONSE PROCESS

We maintain and actively update a cybersecurity incident response plan that outlines the steps we take to identify, investigate and take action in response to any potentially material cyber incidents. Our incident response plan ensures that our Chief Information Officer, members of our senior management team and select members of our legal staff, are timely informed of and consulted with respect to any potentially material cyber incidents.

BOARD OVERSIGHT OF CYBER RISK

Our Board is engaged in the oversight of cybersecurity threat risk management. As reflected in the Audit Committee’s charter, the Board has specifically delegated responsibility for oversight of cybersecurity matters to the Audit Committee, which provides advice and guidance on the adequacy of the Company’s initiatives on, among other things, cybersecurity risk management. The Chief Information Officer presents regular updates to the Audit Committee and the full Board of Directors, on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, and the emerging threat landscape. The Company also engages third parties to periodically evaluate and audit aspects of the Company’s information security programs, including by conducting vulnerability assessments and penetration testing, and the results of those findings are reported to the Audit Committee and used to help identify potentially material risks and prioritize certain security initiatives.

We face a number of cybersecurity risks in connection with our business. Based on the information we have as of the date of this Annual Report on Form 10-K, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations or financial position. See Item 1A, Risk Factors, of this Annual Report on Form 10-K for further discussion of cybersecurity risks.

ITEM 2.  PROPERTIES
We operate our business operations from approximately 66 warehouse facilities, of which 12 are owned and the remainder are leased under multi-year lease arrangements. These warehouse facilities are used to secure and store our products before being sold and delivered to customers. We also store product in secured outdoor areas at many of our warehouse locations, which increases warehouse distribution and storage capacity. We believe that, collectively, our facilities have sufficient capacity to meet current and projected distribution needs.

In addition to the warehouse facilities and storage facilities described above, we lease our corporate headquarters near Atlanta in Marietta, Georgia and have another administrative office in Lynnwood, Washington.

ITEM 3.  LEGAL PROCEEDINGS
We are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business, including liability claims, premises claims, environmental claims, and employment-related claims, among others. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies generally are expensed as incurred. We record receivables from expected settlements and estimated liabilities for pending or threatened proceedings when the receipts or costs associated with such proceedings become probable and can be reasonably estimated.
ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
Our issued equity securities consist of one class of common stock, which is traded on the New York Stock Exchange under the symbol “BXC”.
As of December 30, 2023, there were 11 shareowner accounts of record, and, as of that date, we estimate that there were approximately 9,776 beneficial owners holding our common stock in nominee or “street” name.
We generally have not paid dividends on our common stock. Any future dividend payments would be subject to the discretion of our Board of Directors and contractual restrictions under our revolving credit facility and the terms of the indenture for our senior secured notes. The BlueLinx Holdings Inc. 2021 Long-Term Incentive Plan does not permit the payment of dividends or dividend equivalents on unvested grants that include underlying shares of our common stock.
Issuer Repurchases of Equity Securities
On October 31, 2023, our Board of Directors authorized a new share repurchase program for $100 million. Under this new share repurchase program, we may repurchase our common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. As of December 30, 2023, we have repurchased a total of 101,516 shares for $8.6 million under our $100 million share repurchase program, at an average price of $84.43 per share and we have a remaining authorization amount of $91.4 million. With the remaining availability under the share repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations.
The new share repurchase plan authorized on October 31, 2023, followed the Company’s previous $100 million share authorization that was approved by the Company’s Board of Directors on August 23, 2021 and increased on May 3, 2022. Under that $100 million share repurchase plan, all remaining repurchase authority was utilized during early fiscal October 2023. During fiscal 2023, we repurchased 404,796 shares under this previous plan at an average price of $82.91.
Additionally, we occasionally withhold shares of common stock to satisfy tax withholding obligations of employees upon the vesting of such employees’ restricted stock unit awards.
The following table summarizes the Company’s common stock repurchase activity for each fiscal month of the fiscal quarter ended December 30, 2023:

Fiscal monthly period in the fiscal quarter ended December 30, 2023	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(4)
October 1 - November 4	46,584	$78.47	46,584	$100,000,000
November 5 - December 2	101,893	$84.46	101,516	$91,429,309
December 3 - December 30	432	$106.55	—	$91,429,309
Total	148,909		148,100
(1)Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.
(2) Includes broker commissions associated with the repurchases. Excludes any excise taxes incurred under The Inflation Reduction Act of 2022. For shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employee’s restricted stock unit awards, the price paid per share is the market price on vesting date.
(3)The 46,584 shares repurchased during the fiscal monthly period October 1 - November 4 were repurchased under the $100 million share repurchase authorization and increase approved by the Company’s Board of Directors on August 23, 2021 and

May 3, 2022. The 101,516 shares repurchased during the fiscal monthly period November 5 - December 2 were repurchased under the $100 million share repurchase authorization approved by the Company’s Board of Directors on October 31, 2023.
(4)The $100 million share repurchase authorization and increase approved by the Company’s Board of Directors on August 23, 2021 and May 3, 2022 was completed during the fiscal monthly period October 1 - November 4. The amounts in this column correspond to the $100 million share repurchase authorization approved by the Company’s Board of Directors on October 31, 2023.
Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Form 10-K.
Stock Performance Graph
The graph below compares the cumulative five-year total return of holders of our common stock with the cumulative total returns of the Russell 2000 Index and the S&P 600 Building Products Index. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indices on December 29, 2018, including reinvestment of any dividends, of which BlueLinx paid none, and its relative performance is tracked through December 30, 2023.

Comparison of Five Year Cumulative Total Return
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Fiscal 2018
Fiscal 2019
Fiscal 2020
Fiscal 2021
Fiscal 2022
Fiscal 2023
BlueLinx Holdings Inc.
Russell 2000
S&P 600 Building Products Index

	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023
BlueLinx Holdings Inc.	$100.00	$51.96	$115.61	$378.35	$280.96	$447.69
Russell 2000	$100.00	$124.75	$147.61	$167.82	$131.64	$151.51
S&P 600 Building Products Index	$100.00	$140.76	$177.44	$264.04	$185.77	$294.56
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
Factors That Affect Our Operating Results and Trends
Our results of operations and financial performance are influenced by a variety of factors, including: (i) general economic and industry conditions affecting demand in the housing market; (ii) the commoditized nature of many of the products we manufacture and distribute; and (iii) cost and availability of the products we distribute. These factors, and the related trends and uncertainties, have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.
General Economic Conditions Affecting Demand
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Historically, our operating results have also been correlated with the level of single-family residential housing starts in the U.S. The demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence. Certain developments have led to a more challenging macro-economic environment, such as broad-based inflation, the rapid rise in mortgage rates, and home price appreciation. These developments have impacted the U.S. housing market, including the residential repair and remodel and residential new construction end markets, and have contributed to a recent slowdown in the U.S. housing industry. However, we believe that several factors, including the current high levels of home equity, the fundamental undersupply of housing in the U.S., repair and remodel activity, and demographic shifts, among others, will support demand for our products. For additional information regarding the risk factors impacting our business, refer to Part I, Item 1A, Risk Factors, in this Annual Report.
Industry Conditions Affecting Demand
Residential Repair and Remodel
We estimate that demand from the residential Repair and Remodel market (“R&R”) accounts for approximately 45 percent of our annual sales. Historically, R&R demand conditions have tended to be less cyclical when compared to the residential new construction market, particularly for exterior products that are exposed to the elements and where maintenance is less likely to be deferred for long periods of time. We believe R&R demand is driven by a myriad of factors including, but not limited to: home prices and affordability; macro-economic conditions and expectations around inflationary rate, unemployment rate, interest rate, and economic output; raw materials prices; the pace of new household formation; savings rates; employment conditions; and emerging trends, such as the increased popularity of home-based remote working environments. With mortgage rates having risen to multi-year highs, we believe many homeowners who secured a lower interest mortgage will be inclined to stay longer in existing homes, which could benefit R&R demand over the near-to-medium term.
According to the Joint Center For Housing Studies’ Leading Indicator of Remodeling Activity (“LIRA”) Index, R&R demand returned to more normalized levels in 2023 and 2022 following two consecutive years in 2021 and 2020 of elevated R&R activity fueled by pandemic-induced changes in housing and lifestyle decisions. Spending for R&R is expected to shrink in 2024 for the first time since 2010, but should begin to improve late in the year. At the same time, the total market size of the U.S. R&R market remains significant, with total U.S. homeowner improvements and repairs spending expected to be approximately $450 billion in 2024, down from $481 billion in 2023, but still up significantly from $363 billion in 2020.
Further, as the median age of U.S. housing stock increases over time, we anticipate domestic R&R spending will also increase. According to the U.S. Census Bureau and Department of Housing and Urban Development, the median age of an owner-occupied home in the U.S. increased from 23 years in 1985 to 40 years in 2021. Moreover, approximately 75 percent of the current owner-occupied housing stock was built prior to 1999. We believe the increasing average age of the nation’s approximate 144 million existing homes will continue to drive demand for repair and remodel projects.
Residential New Construction
We estimate that demand from the residential new construction market, including single-family and multi-family units, accounts for approximately 40 percent of our annual sales. We believe our products are more likely to be used in single-family construction than in multi-family units.

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
According to the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, for full year 2023 residential housing starts for single family units and multi-family units were down 6% and 13%, respectively, compared to full year 2022. We believe the overall decrease for single family starts reflected higher mortgage rates, partially offset by demand for new homes due to the decrease in the level of existing home inventory. We also believe multi-family starts were down due mainly to recent overbuilding of multi-family units in many cities.
We believe our scale, national footprint, strategic supplier relationships, key national customer relationships, and breadth of market leading products and brands position us to serve the residential new construction end market and navigate the changes in the macro-economic environment.
Commodity Nature of Our Products
Many of the building products we distribute, including lumber, as well as panels, such as oriented strand board (“OSB”) and plywood, are commodities that are widely available from various suppliers with prices and volumes determined frequently in a market based on participants' perceptions and expectations of short-term supply and demand factors. The selling price of our commodity products is based on the current market purchase price to replace those products in our inventory, plus adders for our shipping, handling, overhead costs, and our profit margin. At certain times, particularly in a dynamic inflationary commodity market, the selling price for any one or more of the products we distribute, especially those of a commodity nature, may well exceed our purchase price because our prices are based on current replacement cost. At certain other times, the selling price may fall below our purchase price for the same reasons, requiring us to incur short-term losses on specific sales transactions and/or recognize a reserve for the lower of cost or net realizable value respective to our inventory of products of a commodity nature. Therefore, our profitability depends, in significant part, on the impact of commodity prices along with inventory levels. In addition to prices, it is also dependent on managing our cost structure, particularly shipping and handling costs, which represent significant components of our operating costs. Composite lumber and panel prices have been historically volatile.
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

	Calendar Year Ended
	December 31
	2023 versus 2022	2022 versus 2021	2021 versus 2020
Increase (decrease) in composite lumber prices	(47)%	(10)%	50%
Increase (decrease) in composite panel prices	(32)%	(18)%	85%
During 2020, pricing for these products declined starting in March 2020, but rebounded during the remaining portion of the second quarter, significantly increasing during most of the third quarter. A two-month decline began in the final weeks of the third quarter and lasted until December 2020. In December 2020, pricing began to rapidly increase towards all-time highs. These market trends resulted in substantial favorable revenue and gross margin comparisons for fiscal 2020 for our structural products and our business as a whole. In 2021, wood-based commodity index prices began January at record or near-record highs and remained at elevated levels through the first quarter and into the second quarter. Prices continued to increase to a historical peak in May 2021 and then began to decline through the end of the second quarter and throughout the third quarter of 2021. During the fourth quarter, prices began to rise again ending 2021, and beginning 2022, at historically elevated levels. During 2022, prices remained at elevated levels through the end of the first quarter, then began to sharply decline over the course of the second quarter. Prices rebounded slightly at the beginning of the third quarter, but in August 2022 resumed their decline over the remainder of the year, ending the year below the five-year average. During 2023, prices improved slightly during the first and second quarters and peaked during the third quarter, declining again during the fourth quarter and still ending the year below the five-year average. There is significant uncertainty regarding future trends in lumber and panel index prices. We continue to closely monitor these pricing trends, and work to manage our business, inventory levels, and costs accordingly.

Cost and Availability of the Products We Distribute
Our gross profit is net sales less the cost of the products sold. Substantially all of the amount reported in Cost of products sold is composed of cost to purchase inventory for resale to customers, including the cost of inbound freights, volume incentives, and inventory adjustments. During fiscal 2023, 2022 or 2021, no one supplier represented more than 10% of our consolidated Cost of products sold.
The specialty products we distribute are available from select suppliers from which we have established and cultivated relationships in the specific markets we serve. The structural products we distribute are available from a variety of suppliers in both the U.S. and Canada.
Pandemics
The impact of disease-related pandemics can affect our operational and financial performance to varying degrees, such as the COVID-19 global pandemic did. The extent of the effects of future public health crises, including a resurgence of COVID, or related containment measures and government responses are highly uncertain and cannot be predicted.
Results of Operations
Fiscal 2023 Compared to Fiscal 2022
The following table sets forth our results of operations for fiscal 2023 and fiscal 2022, both of which were comprised of 52 weeks.

	Fiscal 2023	% of Net Sales	Fiscal 2022	% of Net Sales
	($ amounts in thousands)
Net sales	$3,136,381		$4,450,214
Gross profit	527,017	16.8%	832,984	18.7%
Selling, general, and administrative	355,819	11.3%	366,305	8.2%
Depreciation and amortization	32,043	1.0%	27,613	0.6%
Amortization of deferred gains on real estate	(3,934)	(0.1)%	(3,934)	(0.1)%
Gain from sale of properties, net	—	0.0%	(144)	0.0%
Other operating expenses	4,640	0.1%	4,057	0.1%
Operating income	138,449	4.4%	439,087	9.9%
Interest expense, net	23,746	0.8%	42,272	0.9%
Settlement of frozen defined benefit pension plan	30,440	1.0%	—	0.0%
Other expense (income), net	2,377	0.1%	2,054	0.0%
Income before provision for income taxes	81,886	2.6%	394,761	8.9%
Provision for income taxes	33,350	1.1%	98,585	2.2%
Net income	$48,536	1.5%	$296,176	6.7%
The following table sets forth changes in net sales by product category.

	Fiscal 2023		Fiscal 2022
	($ amounts in thousands)
Net sales by product category
Specialty products	$2,184,240	69.6%	$2,871,628	64.5%
Structural products	952,141	30.4%	1,578,586	35.5%
Total net sales	$3,136,381	100.0%	$4,450,214	100.0%
The following table sets forth gross margin dollars and percentages by product category versus comparable prior periods.

	Fiscal 2023	Fiscal 2022
	($ amounts in thousands)
Gross profit by product category:
Specialty products	$420,794	$640,370
Structural products	106,223	192,614
Total gross profit	$527,017	$832,984

Gross margin % by product category
Specialty products	19.3%	22.3%
Structural products	11.2%	12.2%
Total gross margin %	16.8%	18.7%
Discussion of Results of Operations for Fiscal 2023 Compared to Fiscal 2022
For fiscal 2023, we generated net sales of $3.1 billion, a decrease of $1.3 billion when compared to fiscal 2022, and gross margin decreased from 18.7% to 16.8% year over year. The decreases in net sales and overall gross margin percentage compared to the prior fiscal year were primarily due to price deflation combined with lower sales volumes in our specialty and structural products, reflecting changing market conditions that have returned to normalized levels.
Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, decreased $687.4 million to $2.2 billion in fiscal 2023. The decrease was due to price deflation combined with lower sales volume across all product categories as we return to more normalized market conditions. Specialty products gross profit decreased $219.6 million to $420.8 million, with a year-over-year decrease of 300 basis points in specialty gross margin to 19.3% for fiscal 2023, compared to 22.3% for fiscal 2022. The decrease in specialty products gross margin percentage over the prior fiscal year was also attributable to the year-over-year price and sales volume normalization.
Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased $626.4 million to $952.1 million in fiscal 2023 primarily due to price deflation in the wood-based commodity markets represented by the declines in the average composite price of framing lumber and structural panels, which were 47% and 32%, respectively, in addition to lower sales volumes. Our structural gross margin percentage of fiscal 2023 was 11.2%, down from 12.2% in the prior fiscal year, primarily attributable to price deflation in the wood-based commodity markets represented by the aforementioned year-over-year declines in the average composite price of framing lumber and structural panels. The impacts of these factors on the gross margin percentage in fiscal 2023 were partially offset by our consistent focus on pricing discipline and inventory management, as well as favorable changes in our net provisions for inventory reserves in the current fiscal year. Fiscal 2023 was favorably impacted by a net $2.6 million inventory reserve release, while net inventory reserve provisions of $2.6 million were recorded in fiscal 2022. For more details on our lower of cost or market reserves for inventories, see Note 3, Inventories, in Item 8 of this Annual Report.
Our selling, general, and administrative (“SG&A”) expenses decreased 2.9 percent overall, or $10.5 million, compared to fiscal 2022 primarily due to decreases in delivery expenses, variable compensation, professional fees and non-employee labor, partially offset by increases in technology costs, employee benefits costs, and $5.9 million of full-year incremental operating expenses in fiscal 2023 related to our acquisition of Vandermeer that occurred in the fourth quarter of fiscal 2022. Depreciation and amortization expense increased 16.0% compared to fiscal 2022 due to a higher base of amortizable and depreciable assets throughout fiscal 2023 when compared to the prior fiscal year, resulting from our continued focus on capital investment and increased intangible assets related to our Vandermeer acquisition. Other operating expenses increased $0.6 million compared to fiscal 2022 primarily due to restructuring related costs, including severance payments, incurred in fiscal 2023 due to our leadership transition.
Interest expense, net, decreased by 43.8 percent, or $18.5 million, compared to fiscal 2022. The decrease is primarily due to the generation of higher interest income, given our year-over-year increase in cash and cash equivalents generating interest income at higher interest rates than in the prior year.
During the fourth quarter of fiscal 2023, we settled our frozen defined benefit pension plan by transferring future financial responsibilities for the plan to a highly rated insurance company through the purchase of an annuity. The accounting for this settlement resulted in the non-cash reclassification of $34.9 million, including net deferred income taxes of $4.5 million, from accumulated other comprehensive loss to earnings. The settlement also required the Company, as plan sponsor, to make a final $6.9 million cash contribution to the plan trust in order for the plan trust to have sufficient assets to purchase the annuity from the insurance company. The settlement of the frozen defined benefit pension plan does not result in any changes to the multi-employer pension plans in which some of our union employees participate.
Our effective income tax rate was 40.7% and 25.0% for fiscal 2023 and fiscal 2022, respectively. The higher effective rate in fiscal 2023 was due primarily to the one-time accounting for the settlement of our frozen defined benefit pension plan, as described above, which increased the effective income tax rate by 14.8%. The reclassification of $30.4 million to pre-tax earnings resulted in $12.2 million income tax expense (of which $4.5 million was reclassified from accumulated other comprehensive loss) related to the one-time settlement of our frozen defined benefit pension plan, which will not result in cash tax payments. Removing the income tax effects related to the one-time settlement of our frozen defined benefit pension plan, our effective income tax rate for fiscal 2023 would have been approximately 25.9%. Our effective income tax rate for both fiscal years was impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, offset by a benefit from vesting of share-based compensation.
Our net income for fiscal 2023 was $48.5 million, or $5.39 per diluted share, versus $296.2 million, or $31.51 per diluted share, in the prior fiscal year. Our net income for fiscal 2023 decreased primarily due to a decrease in gross profit driven by lower sales volume particularly for our engineered wood products, lumber, and panels, along with declines in pricing and the accounting for the settlement of our frozen defined benefit pension plan. This decrease was partially offset by favorable net interest income in the current fiscal year.
Results of Operations
Fiscal 2022 Compared to Fiscal 2021
For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2022 to the fiscal year ended January 1, 2022, refer to Item 7 of the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on February 21, 2023.

Liquidity and Capital Resources
We expect our material cash requirements for the foreseeable future, including the next 12 months will be for our:
•Periodic estimated income tax payments, as required;
•Periodic interest payments associated with our senior secured notes, as discussed in Note 8, Debt and Finance Leases, in Item 8 of this Annual Report;
•Lease agreements which have fixed lease payment obligations, as discussed in Note 13, Lease Commitments, in Item 8 of this Annual Report.

Our purchase orders are based on near-term needs and are typically fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of inventory specifying minimum quantities or set prices that exceed our expected requirements or that cannot be canceled by us within 30 to 60 days.

We expect our primary sources of liquidity for the next 12 months to be cash flows from sales and operating activities in the normal course of our operations and availability from our revolving credit facility, as needed, and we expect that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future, including at least the next 12 months. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. As of December 30, 2023, we had $521.7 million of cash and cash equivalents plus $346.5 million of availability on our revolving credit facility.

Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities totaled $306.3 million for fiscal 2023 compared to $400.3 million for fiscal 2022. The decrease in cash provided by operating activities during fiscal 2023 was primarily the result of a decrease in net income for the current fiscal year compared to the prior fiscal year, partially offset by higher cash generated from changes in working capital in fiscal 2023. For working capital, the change in inventory increased $120.1 million for fiscal 2023 as a result of lower product cost and our continuing efforts to better manage inventory on hand. The change in accounts payable increased $37.8 million for fiscal 2023 due to the timing of payments. These increases in cash from working capital changes were partially offset by a decrease in the change for accounts receivable of $78.1 million for fiscal 2023 due to lower sales in the fourth quarter of fiscal 2023 compared to the fourth quarter of fiscal 2022.

Net cash provided by operating activities totaled $400.3 million during fiscal 2022. This cash activity was primarily driven by net income of $296.2 million combined with changes in our working capital components after adjusting for the impact of working capital related to our acquisition of Vandermeer. See Note 2, Business Combination, in Item 8 of this Annual Report for more information about our acquisition and related working capital amounts acquired. The changes in working capital components resulted in an increase in cash due to a decrease in accounts receivables of $101.3 million and a decrease inventory of $20.8 million, partially offset by a decrease in accounts payable of $31.8 million. During fiscal 2022, we completed the repurchase of properties previously contributed to the BlueLinx Corporation Hourly Retirement Plan for $11.1 million. The cash outflow associated with the purchase of these properties is included in pension contributions within the operating activities section of our consolidated statement of cash flows for fiscal 2022.
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
Investing Activities
Net cash used in investing activities was $26.9 million during fiscal 2023, primarily for capital expenditures. Our investing activities in fiscal 2023 reflected continuing improvements to our distribution facilities and upgrades to our fleet.
Net cash used in investing activities was $98.7 million during fiscal 2022, which was primarily driven by cash of $63.8 million used for the acquisition of Vandermeer and capital expenditures of $35.9 million throughout fiscal 2022, partially offset by cash received from the sale of real estate of $1.0 million.
Net cash used in investing activities was $4.1 million during fiscal 2021, which was primarily driven by cash paid for capital expenditures of $14.4 million, partially offset by cash received from the sale of real estate of $10.3 million.
Financing Activities
Net cash used in financing activities was $56.6 million during fiscal 2023. Of this amount $42.1 million was used to repurchase our common stock under authorized share repurchase programs, $5.3 million was used to repurchase shares to satisfy employee payroll and tax withholdings for vesting of share-based compensation, and $9.2 million was used for payments on finance lease obligations.
Net cash used in financing activities was $87.9 million during fiscal 2022, which was primarily driven by $66.4 million used to repurchase our common stock under our share repurchase program, including the ASR Agreement. Additionally, $10.5 million was used to repurchase shares to satisfy employee tax withholdings on the vesting of restricted stock units, and $10.9 million was for payments on our finance lease obligations.
Net cash used in financing activities was $55.8 million during fiscal 2021, which reflected the repayment of the remaining $43.2 million balance on our former term loan, net repayments on our revolving credit facility of $286.6 million, principal payments on finance lease obligations of $11.2 million, debt financing costs of $5.5 million, and repurchase of shares to satisfy employee tax withholdings on the vesting of restricted stock units of $5.2 million, all of which were partially offset by proceeds from the issuance of our 2029 Notes of $295.9 million, net of discount.
Share Repurchase Programs
As discussed elsewhere in this Form 10-K, during fiscal 2023 and fiscal 2022, we used cash of $42.1 million and $66.4 million, respectively, to repurchase shares of our common stock under repurchase programs authorized by our Board of Directors. As of December 30, 2023, we have $91.4 million of remaining repurchase authorization under the $100 million program approved by our Board of Directors on October 31, 2023. Under this share repurchase program, we may repurchase our common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.
Net Working Capital
Net working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Net working capital is defined as the sum of accounts receivable and inventory, less accounts payable. This metric differs from traditional working capital in that it excludes certain current assets and current liabilities that are reported in our consolidated balance sheet. Our net working capital as of December 30, 2023 and December 31, 2022 is presented in the following table:

	December 30, 2023	December 31, 2022
	(In thousands)
Current assets included in net working capital:
Accounts receivable, less allowance for doubtful accounts	$228,410	$251,555
Inventories, net	343,638	484,313
	$572,048	$735,868

Current liabilities included in net working capital:
Accounts payable	$157,931	$151,626
	$157,931	$151,626

Net working capital	$414,117	$584,242
Net working capital decreased by $170.1 million to $414.1 million as of December 30, 2023 from $584.2 million as of December 31, 2022. The decrease in net working capital was primarily due to an increase in accounts payable of $6.3 million, a decrease in accounts receivable of $23.1 million, and a decrease in inventory of $140.7 million. The decrease in accounts receivable was due to lower revenue in fiscal 2023. The significant decrease in inventory reflects lower product costs and our our continuing strategic inventory management efforts.
Debt and Credit Sources
As of December 30, 2023, and December 31, 2022, debt and finance leases consisted of the following:

	December 30, 2023	December 31, 2022
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Finance lease obligations (3)	285,426	273,075
	585,426	573,075
Unamortized debt issuance costs	(3,246)	(4,057)
Unamortized bond discount costs	(3,011)	(3,519)
	579,169	565,499
Less: current portions of finance leases	11,178	7,089
Total debt and finance leases, net of current portions	$567,991	$558,410
(1) As of December 30, 2023 and December 31, 2022, our long-term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the long-term debt caption of our balance sheet at $293.7 million and $292.4 million as of December 30, 2023 and December 31, 2022, respectively. This presentation is net of their discount of $3.0 million and $3.5 million and the combined carrying value of our debt issuance costs of $3.2 million and $4.1 million as of December 30, 2023 and December 31, 2022, respectively. Our senior secured notes are presented in this table at their face value.
(2) No borrowings were outstanding during fiscal 2023 or fiscal 2022. Available borrowing capacity under this revolving credit facility was $346.5 million and $346.5 million on December 30, 2023 and December 31, 2022, respectively.
(3) Refer to Note 13, Lease Commitments, in Item 8 of this Annual Report for interest rates associated with finance lease obligations.
Senior Secured Notes
In October 2021, we completed a private offering of $300.0 million of our six percent senior secured notes due 2029 (the “2029 Notes”). Interest is payable semi-annually. Our 2029 Notes mature on November 15, 2029, and no principal is due until that time as long as we remain in compliance with the related covenants. As of December 30, 2023, we were in compliance with these covenants.
Revolving Credit Facility
Our amended revolving credit facility matures on August 2, 2026 provided we remain in compliance with the related covenants. As of December 30, 2023, we were in compliance with these covenants.
Any outstanding borrowings under the revolving credit facility bear interest at a rate per annum equal to (i) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (calculated as SOFR plus 0.1%) plus a margin ranging from 1.25% to 1.75%, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on SOFR, or (ii) the agent’s base rate (as that term is defined in the revolving credit agreement) plus a margin ranging from 0.25% to 0.75%, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.
Borrowings under the Revolving Credit Facility are subject to availability under the Borrowing Base (as that term is defined in the revolving credit agreement). The Company is required to repay revolving loans thereunder to the extent that such revolving loans exceed the Borrowing Base then in effect. The Revolving Credit Facility may be prepaid in whole or in part from time to time without penalty or premium but including all breakage costs incurred by any lender thereunder.
Available borrowing capacity under our Revolving Credit Facility was $346.5 million on December 30, 2023.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we completed in recent years. Our total finance lease commitments totaled $285.4 million and $273.1 million as of December 30, 2023 and December 31, 2022, respectively. Of the $285.4 million of finance lease commitments as of December 30, 2023, $243.2 million related to real estate and $42.3 million related to equipment. Of the $273.1 million of finance lease commitments as of December 31, 2022, $243.8 million related to real estate and $29.3 million related to equipment. As of December 30, 2023, $11.2 million of our finance leases are classified as current liabilities.
Pension Funding Obligations
During the fourth quarter of fiscal 2023, we settled our frozen defined benefit pension plan by transferring future financial responsibility to a highly rated insurance company through the purchase of an annuity. We do not anticipate any additional funding obligations related to this pension plan. Some of our union employees continue to participate in multi-employer pension plans, and those plans were not impacted by the settlement of the frozen defined benefit pension plan.
Off-Balance Sheet Arrangements
As of December 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that our most critical accounting policies and estimates relate to: (1) revenue recognition; (2) income taxes; (3) business combinations; and (4) goodwill.
Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current and, for some estimates, future economic and market conditions and their potential effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in our recording additional expenses or additional liabilities, among other effects.
Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the audit committee of the Company’s board of directors. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results ultimately may differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, see Note 1, Summary of Significant Accounting Policies, in Item 8 of this Annual Report.

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
Income Taxes
Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings, and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to Note 7, Income Taxes, in Item 8 of this Annual Report.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carryback years (if permitted), and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. As of December 30, 2023, positive evidence continued to outweigh negative evidence, as such no valuation allowance was deemed necessary except to the extent of certain state net operating losses. The valuation allowance related to our net operating losses as of December 30, 2023 was approximately $3.5 million. See Note 7, Income Taxes, in Item 8 of this Annual Report.
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
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Estimates are used in the determination of the fair values of identifiable asset acquired, including intangible assets, and liabilities assumed in a business combination, but the initial carrying value assigned to goodwill is of a residual nature. Goodwill is not subject to amortization, but must be tested for impairment at least annually using either a qualitative method or a quantitative method. Goodwill may also need to be assessed for impairment between the annual assessments if an event occurs or circumstances change that would indicate the carrying value of goodwill may be impaired. Such interim events and circumstances can include significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization.

Goodwill is assessed for impairment at the reporting unit level and the assessment must determine if the fair value of the reporting unit, including the goodwill, is less than its carrying value. For entities like us that consists of a single reporting unit, goodwill is assessed at the enterprise level. In performing a qualitative assessment, potential impairment indicators must be evaluated to determine if it is “more likely than not that the fair value of the reporting unit is less than its carrying amount.” Such evaluations involve estimates of the significance and materiality of any identified impairment indicators. For a quantitative assessment, we utilize a combination of the present value of expected cash flows and the guideline public companies method to determine the estimated fair value of our enterprise. This present value model requires management to estimate future cash flows, the timing of the future cash flows, and a discount rate (based on a weighted-average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. These estimates can have material influences on a goodwill assessment.

We perform our annual goodwill assessment as of the first day of our fiscal fourth quarter. Based on the results of our most recent annual assessment, which was quantitative, our goodwill was not impaired. As of December 30, 2023, the carrying value of our goodwill was $55.4 million, which represented less than 4% of our consolidated assets.

Between our annual impairment assessment for fiscal 2023 and 2022, we noted no interim events or circumstances to indicate that the carrying value of our goodwill was impaired. Therefore, we relied on our annual assessments.

Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 1, Summary of Significant Accounting Policies, in Item 8 of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our on-going business operations. Our exposure includes commodity price risk and interest rate risk.
Commodity Price Risk
Although we have no material financial instruments as of December 30, 2023 and December 31, 2022 that are directly exposed to commodity price risk, many of the building products that we inventory and distribute, including oriented strand board (“OSB”), plywood, lumber, and rebar, are commodities whose price is determined by the market’s supply and demand for such products. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of products. Short-term increases in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs on our products. We may enter into derivative financial instruments to mitigate the potential impact of commodity price fluctuations on our results of operations or cash flows; as of December 30, 2023 and December 31, 2022, we had no such derivative financial instruments in place. For further discussion of commodity price risk, refer to Item 1A, Risk Factors, and to the section under the heading “Commodity Nature of Our Products” within “Factors That Affect Our Operating Results and Trends” in Item 7 of this Annual Report on Form 10-K.
Interest Rate Risk
We may be exposed to changes in interest rates for our outstanding debt. Changes in market interest rates could affect our interest expense. We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR, or other applicable benchmark rate, when we have amounts outstanding on our revolving credit facility. As of December 30, 2023 and December 31, 2022, we had no outstanding borrowings on our revolving credit facility. Our senior secured notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates if we remain in compliance with the related debt covenants, but interest rate changes could impact the terms and pricing of any future refinancings of our term debt. We may enter into derivative financial instruments to mitigate the potential impact of interest rate risk on our results of operations or cash flows; as of December 30, 2023 and December 31, 2022, we had no such derivative financial instruments in place. For further discussion of our indebtedness and related interest rate risk, refer to Note 8, Debt and Finance Leases in Item 8 and to Item 1A, Risk Factors of this Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BlueLinx Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill
Description of the Matter	As of December 30, 2023, the Company's goodwill balance was $55.4 million. As discussed in Note 5 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level on the first day of the fiscal fourth quarter or more frequently if events or change in circumstances indicate that it is more likely than not to be impaired. This requires management to estimate the fair value of the reporting unit based on a combination of the discounted cash flow method and guideline public company method.

Auditing management's annual goodwill impairment test involved especially subjective judgments due to the significant estimation required in determining the fair value of the reporting unit. In particular, the estimates of the fair value for the reporting unit are sensitive to assumptions, such as the weighted average cost of capital, gross margin, and capital expenditures, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over the estimation of the fair value of the reporting unit, including the Company’s controls over the valuation model, the mathematical accuracy of the valuation model, the development of underlying assumptions used to estimate such fair values of the reporting unit. We also tested management’s review of the reconciliation of the estimated fair value of the reporting unit to the market capitalization of the Company.
To test the estimated fair value of the Company’s reporting unit we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to these factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions, including the weighted average cost of capital used in determining the fair value of the reporting unit.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Atlanta, Georgia
February 20, 2024

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022
	(In thousands, except per share amounts)
Net sales	$3,136,381	$4,450,214	$4,277,178
Cost of products sold	2,609,364	3,617,230	3,498,751
Gross profit	527,017	832,984	778,427
Operating expenses (income):
Selling, general, and administrative	355,819	366,305	322,205
Depreciation and amortization	32,043	27,613	28,192
Amortization of deferred gains on real estate	(3,934)	(3,934)	(3,935)
Gain from sale of properties, net	—	(144)	(8,427)
Other operating expenses	4,640	4,057	2,315
Total operating expenses	388,568	393,897	340,350
Operating income	138,449	439,087	438,077
Non-operating expenses (income):
Interest expense, net	23,746	42,272	45,507
Settlement of frozen defined benefit pension plan	30,440	—	—
Other expense (income), net	2,377	2,054	(1,306)
Income before provision for income taxes	81,886	394,761	393,876
Provision for income taxes	33,350	98,585	97,743
Net income	$48,536	$296,176	$296,133

Basic earnings per share	$5.40	$31.75	$30.80
Diluted earnings per share	$5.39	$31.51	$29.99

Comprehensive income:
Net income	$48,536	$296,176	$296,133
Other comprehensive income (loss):
Actuarial (loss) gain on defined benefit plan, net of tax of $1,090, $1,016 and $(1,771), respectively	(3,119)	(3,057)	5,546
Amortization of unrecognized pension gain, net of tax of $(325), $(208) and $(340), respectively	882	627	1,064
Settlement of frozen defined benefit pension plan, including tax of $4,472	34,912	—	—
Other	(1,263)	378	22
Total other comprehensive income (loss)	31,412	(2,052)	6,632
Comprehensive income	$79,948	$294,124	$302,765

See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 30, 2023	December 31, 2022
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$521,743	$298,943
Accounts receivable, less allowances of $3,398 and $3,449, respectively	228,410	251,555
Inventories, net	343,638	484,313
Other current assets	26,608	42,121
Total current assets	1,120,399	1,076,932

Property and equipment, net	225,987	205,609
Operating lease right-of-use assets	37,227	45,717
Goodwill	55,372	55,372
Intangible assets, net	30,792	34,989
Deferred income tax asset, net	53,256	56,169
Other non-current assets	14,568	15,254
Total assets	$1,537,601	$1,490,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,931	$151,626
Accrued compensation	14,273	22,556
Taxes payable	9,584	—
Finance lease liabilities - current	11,178	7,089
Operating lease liabilities - current	6,284	7,432
Real estate deferred gains - current	3,935	3,935
Other current liabilities	15,377	18,039
Total current liabilities	218,562	210,677
Non-current liabilities:
Long-term debt, net of debt issuance costs of $3,246 and $4,057, respectively	293,743	292,424
Finance lease liabilities - non-current	274,248	265,986
Operating lease liabilities - non-current	32,519	40,011
Real estate deferred gains - non-current	66,599	70,403
Other non-current liabilities	17,644	20,512
Total liabilities	903,315	900,013

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value, 30,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized, 8,650,046 and 9,048,603 outstanding on December 30, 2023 and December 31, 2022, respectively	87	90
Additional paid-in capital	165,060	200,748
Accumulated other comprehensive loss	—	(31,412)
Retained earnings	469,139	420,603
Total stockholders’ equity	634,286	590,029
Total liabilities and stockholders’ equity	$1,537,601	$1,490,042
See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance as of beginning of fiscal 2021	9,463	$95	$266,695	$(35,992)	$(171,706)	$59,092
Net income	—	—	—	—	296,133	296,133
Other comprehensive income	—	—	—	6,632	—	6,632
Vesting of restricted stock units	379	2	(2)	—	—	—
Compensation related to share-based grants	—	—	6,590	—	—	6,590
Repurchase of shares to satisfy employee tax withholdings	(116)	—	(5,193)	—	—	(5,193)
Other	—	—	(5)	—	—	(5)
Balance as of end of fiscal 2021	9,726	97	268,085	(29,360)	124,427	363,249
Net income	—	—	—	—	296,176	296,176
Other comprehensive loss	—	—	—	(2,052)	—	(2,052)
Vesting of restricted stock units	337	3	(3)	—	—	—
Compensation related to share-based grants	—	—	9,617	—	—	9,617
Repurchase of shares to satisfy employee tax withholdings	(132)	(1)	(10,533)	—	—	(10,534)
Common stock repurchases and retirements	(882)	(9)	(66,418)	—	—	(66,427)
Balance as of end of fiscal 2022	9,049	90	200,748	(31,412)	420,603	590,029
Net income	—	—	—	—	48,536	48,536
Other comprehensive income	—	—	—	31,412	—	31,412
Vesting of restricted stock units	170	2	(2)	—	—	—
Compensation related to share-based grants	—	—	12,055	—	—	12,055
Repurchase of shares to satisfy employee tax withholdings	(63)	—	(5,279)	—	—	(5,279)
Common stock repurchases and retirements	(506)	(5)	(42,462)	—	—	(42,467)
Balance as of end of fiscal 2023	8,650	$87	$165,060	$—	$469,139	$634,286
There has been no activity for Preferred Stock.

See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022
	(In thousands)
Cash flows from operating activities:
Net income	$48,536	$296,176	$296,133
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	32,043	27,613	28,192
Settlement of frozen defined benefit pension plan	30,440	—	—
Amortization of debt discount and issuance costs	1,319	1,153	1,411
Adjustment to debt issuance cost associated with term loan/revolver	—	—	7,394
Gains from sales of property	—	(144)	(8,427)
Provision for deferred income taxes	7,756	5,289	356
Share-based compensation	12,055	9,617	6,590
Amortization of deferred gains from real estate	(3,934)	(3,934)	(3,935)
Other income statement items	(909)	—	—
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	23,145	101,266	(45,994)
Inventories	140,875	20,759	(146,350)
Accounts payable	5,973	(31,808)	14,837
Taxes payable	9,584	(6,138)	(1,709)
Employer contributions due to the single-employer defined benefit pension plan	(6,900)	(11,876)	(1,100)
Other current assets	15,513	(11,635)	712
Other assets and liabilities	(9,211)	3,959	(3,087)
Net cash provided by operating activities	306,285	400,297	145,023

Cash flows from investing activities:
Acquisition of business, net of cash acquired	300	(63,767)	—
Proceeds from sales of assets and properties	357	964	10,327
Property and equipment investments	(27,520)	(35,886)	(14,415)
Net cash used in investing activities	(26,863)	(98,689)	(4,088)

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	—	949,080
Repayments on revolving credit facilities	—	—	(1,235,724)
Repayments on term loan	—	—	(43,204)
Proceeds from senior secured notes	—	—	295,861
Common stock repurchases	(42,135)	(66,427)	—
Debt financing costs	—	—	(5,459)
Repurchase of shares to satisfy employee tax withholdings	(5,279)	(10,534)	(5,193)
Principal payments on finance lease liabilities	(9,208)	(10,907)	(11,175)
Net cash used in financing activities	(56,622)	(87,868)	(55,814)

Net change in cash and cash equivalents	222,800	213,740	85,121
Cash and cash equivalents at beginning fiscal year	298,943	85,203	82
Cash and cash equivalents at end of fiscal year	$521,743	$298,943	$85,203

Supplemental cash flow information:
Net income tax payments during the fiscal year	$19,239	$111,197	$98,855
Interest paid during the fiscal year	$43,438	$44,054	$33,236
See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation
BlueLinx Holdings Inc., including subsidiaries (collectively, the “Company”), is a leading wholesale distributor of residential and commercial building products in the United States. The Company is a “two-step” distributor. Two-step distributors purchase products from manufacturers and distribute those products to dealers and other suppliers in local markets, who then sell those products to end users. The Company carries a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. The Company also provides a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for its customers and suppliers, while enhancing their marketing and inventory management capabilities.
The Company’s consolidated financial statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.
The Company operates on a 5-4-4 fiscal calendar. Its fiscal year ends on the Saturday closest to December 31 of that fiscal year and may comprise 53 weeks in certain years. The Company’s 2023 fiscal year contained 52 weeks and ended on December 30, 2023 (fiscal 2023”). Fiscal 2022 contained 52 weeks and ended on December 31, 2022 (“fiscal 2022”). Fiscal 2021 contained 53 weeks and ended on January 1, 2022 (“fiscal 2021”).
Use of Estimates
The Company’s financial statements are prepared in conformity with U.S. GAAP, which requires management and advisors of the Company to make estimates based on assumptions about current, and for some estimates, future economic and market conditions, which affect reported amounts and related disclosures in its financial statements. Although these current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from expectations, which could materially affect the Company’s financial position, results of operations and cash flows.
The impacts of national and global events may also affect the Company’s accounting estimates, which may materially change from period to period due to such events. The Company’s management and its advisors regularly evaluate these significant factors and make adjustments where facts and circumstances dictate.
Revenue Recognition and Cost of Products Sold
The Company recognizes revenue when the following criteria are met: (1) contract with the customer has been identified; (2) performance obligations in the contract have been identified; (3) transaction price has been determined; (4) the transaction price has been allocated to the performance obligations; and (5) when (or as) performance obligations are satisfied.
More specifically, revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company is entitled to receive in exchange for those goods or services. The timing of revenue recognition largely is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (“FOB”) shipping point, which is a point in time. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site.
All revenues recognized are net of trade allowances, cash discounts, and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns has not been material for each of the reported periods. Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and then reduces the amount of revenue recognized. The Company believes that there will not be significant changes to its estimates of variable consideration. Sales and usage-based taxes are excluded from revenues.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contracts with customers are generally in the form of standard terms and conditions of sale. From time to time, the Company may enter into specific contracts, which may affect delivery terms. Performance obligations in contracts with customers generally consist solely of delivery of goods. For all sales channel types, consisting of warehouse, direct, and reload sales, the Company typically satisfies its performance obligations upon shipment. Customer payment terms are typical for the Company’s industry, and may vary by the type and location of customers and by the products or services offered. The time period between invoicing and when payment is due is not deemed to be significant. For certain sales channels and/or products, standard payment terms may be as early as ten days.
In addition, the Company provides inventory to certain customers through pre-arranged agreements on a consignment basis. Customer consigned inventory is maintained and stored by certain customers; however, ownership and risk of loss remains with the Company.
Costs to obtain customer contracts are generally expensed as incurred. The Company generally expenses sales commissions when incurred because the amortization period would typically be one year or less. These costs are recorded within selling, general, and administrative (“SG&A”)expense.
The Company has made an accounting policy election to treat outbound shipping and handling activities as an SG&A expense. Shipping and handling costs include amounts related to the administration of the Company’s logistical infrastructure, handling of material in its warehouses, and amounts pertaining to the delivery of products to customers, such as fuel and maintenance costs for its mobile fleet, wages for its drivers, and third-party freight charges.
Substantially all of the amount reported in Cost of products sold on the Company’s consolidated statement of operations is composed of cost to purchase inventory for resale to customers, including the cost of inbound freight, volume incentives, and inventory adjustments. During fiscal 2023, 2022 or 2021, no one supplier represented more than 10% of the Company’s consolidated Cost of products sold.

Cash and Cash Equivalents
As of December 30, 2023 and December 31, 2022, the majority of the Company’s cash and cash equivalents were comprised of short-term funds that the Company can liquidate on demand. These funds invest in instruments that have a weighted-average maturity of three months or less, including cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Government or its agencies, and repurchase agreements secured by such obligations or cash. The Company’s policy is to classify such short-term highly liquid investments as cash equivalents. Also, the Company has cash deposits with financial institutions that are typically in excess of federally insured limits. Though the Company has not experienced any losses on its cash deposits to date and does not currently anticipate incurring any such losses, there can be no assurance that the Company will not experience losses in the future.
Based on the legal form and nature of any restrictions that may be placed by third parties on certain amounts of cash transferred by the Company to external entities, the Company’s accounting policy is to classify such unexpended amounts as either restricted cash, other current assets, or other assets in its consolidated balance sheet. As of December 30, 2023 and December 31, 2022, the Company had $10.5 million and $10.4 million, respectively, reported within Other non-current assets on its consolidated balance sheets for amounts transferred to a third party related to certain of the Company’s self-insured risks for events that have occurred but have not been settled by, or are not yet known to, the Company. See the subsequent section of this note under the heading, Self Insurance. The Company had no amounts reported as restricted cash on it consolidated balance sheets as of December 30, 2023 and December 31, 2022.
Accounts Receivable and Allowance
Accounts receivable are stated at net realizable value, do not bear interest, and consist of amounts owed for orders shipped to customers. The Company has established an overall credit policy for sales to customers.
Under the provisions of ASC No. 323, Financial Instruments-Credit Losses, that apply to the Company’s trade accounts receivable, a current expected credit loss (“CECL”) model is required. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of a trade receivable, that considers forecasts of future economic conditions in addition to information about past events and current conditions. The Company’s allowance for doubtful accounts is determined based on a number of factors including specific customer account reviews, historical loss experience, current economic trends, and the creditworthiness of significant customers based on ongoing credit evaluations. The Company believes that its accounts receivable are homogenous and concluded that they can be grouped into one pool when applying the CECL model. The Company determined that historical loss information is a reasonable basis on which to determine expected credit

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

losses for accounts receivable because the composition of the receivables at the most recent reporting date is consistent with that used in developing the historical credit-loss percentages. During fiscal year 2023 and 2022, the Company recorded provisions for doubtful accounts of $0.6 million and $0.7 million, respectively, and recorded charge offs net of recoveries of $0.6 million and $1.3 million, respectively, against the allowance for accounts receivable.
Inventory Valuation
The Company’s inventory is comprised of substantially finished goods that we purchase for resale to our customers. The cost of all inventories is determined by the moving average cost method. The Company includes all material charges directly or indirectly incurred in bringing inventory to its existing condition and location. Inventory carrying values are evaluated at the end of each fiscal quarter to ensure that inventory, when viewed by category, is carried at the lower of cost or net realizable value, which also considers items that may be considered damaged, excess, and obsolete inventory. As of December 31, 2022 and December 30, 2023, the Company had a lower-of-cost-or-net-realizable-value inventory reserve of $2.6 million and zero, respectively.
Consideration Received from Vendors and Paid to Customers
Each fiscal year, the Company enters into agreements with certain vendors to provide inventory purchase rebates, generally based on achievement of specified volume purchasing levels. The Company also receives rebates related to price protection and various marketing allowances that are common industry practice. The Company accrues for the receipt of vendor rebates based on purchases, and also reduce the carrying value of the related inventory to reflect the net acquisition cost (purchase price less expected purchase rebates).
In addition, the Company enters into agreements with many of its customers to offer customer rebates, generally based on achievement of specified sales levels and various marketing allowances that are common industry practice. The Company accrues for the payment of customer rebates based on sales to the customer, and also reduce its sales to report net sales (sales price less expected customer rebates). Adjustments to earnings resulting from revisions to rebate estimates have historically not been material.
Property and Equipment
Property and equipment are recorded at cost. Lease obligations for which the Company assumes or retain substantially all the property rights and risks of ownership are capitalized. Amortization of assets recorded under finance leases is included in “Depreciation and amortization” expense. Replacements of major units of property are capitalized and the replaced properties are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred.
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
The Company assesses long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. If it is determined that the carrying amount of an asset is not recoverable, the Company compares the carrying amount of the asset to its fair value as estimated using discounted expected future cash flows, market values or replacement values for similar assets. The amount by which the carrying amount exceeds the fair value of the asset, if any, is recognized as an impairment loss.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets
Goodwill
Goodwill is not subject to amortization but must be assessed for impairment at least annually. Since the Company operates within one single reporting unit, goodwill is assessed at the enterprise level. The Company performs its annual assessment of goodwill as of the first day of its fourth fiscal quarter, which was October 1, 2023 for fiscal 2023. Since the Company operates within a single reporting unit, goodwill is evaluated at the enterprise level.
The annual assessment for fiscal 2023 utilized a quantitative approach and was performed by the Company with the assistance of independent third-party experts. An assessment under the quantitative approach requires the Company to determine the enterprise’s fair value and then compare that fair value to the carrying value of the enterprise, including goodwill, in order to determine if goodwill is impaired. Based on this assessment, the estimated fair value of the enterprise exceeded its carrying value, including goodwill. Therefore, the Company concluded that goodwill was not impaired.
For fiscal 2022, the Company conducted its annual impairment assessment for goodwill using a qualitative approach. A qualitative approach requires an assessment that evaluates various factors that are specific to the Company, as well as industry and macroeconomic factors, in order to determine whether impairment indicators are present. If impairment indicators are present, the Company must then determine if such indicators are more likely than not to cause the fair value of the enterprise to be less than its carrying amount. Based on the qualitative analysis performed in fiscal 2022, the Company concluded that no such impairment indicators were present, and therefore goodwill was not impaired.
In addition, the Company will evaluate the carrying value of goodwill for impairment between annual impairment assessments if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include significant declines in the industries in which our products are used, significant changes in capital market conditions, or significant changes in our market capitalization. No such material indicators were noted during fiscal 2023 and fiscal 2022 between the annual impairment assessments.
Other Intangible Assets
For all reporting periods presented, the Company’s other intangible assets have estimated finite lives and are therefore subject to amortization. These assets are subject to impairment testing if events or circumstances occur that indicate the carrying amounts may be impaired. No such indicators were noted in fiscal 2023 or fiscal 2022, and therefore no impairments were recorded.
Self-Insurance
The Company is self-insured for its non-union and certain unionized employee health benefits. The Company purchases stop-loss insurance in order to establish certain limits to its exposure on a per claim basis, both individually and in the aggregate. Health benefits for some unionized employees for fiscal 2023, 2022 and 2021 were paid directly to a union trust, depending upon the union-negotiated benefit arrangement.
The Company is also self-insured, up to certain limits, for workers’ compensation losses, general liability, and automotive liability losses, all subject to varying “per occurrence” retentions or deductible limits. It is the Company’s policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $0.8 million, and $2.0 million, respectively. The Company is also self-insured up to certain limits for the majority of its medical benefit plans ($0.3 million per occurrence). A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense and cash flow. As of December 30, 2023 and December 31, 2022, the self-insurance liabilities totaled $13.8 million and $15.3 million, respectively.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company provides for estimated costs to settle both known claims and claims incurred but not yet reported by making periodic prepayments, considering our retention and stop loss limits. Liabilities of the Company associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to the Company, as well as industry-wide loss experience and other actuarial assumptions. The Company determines its insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities, and in the case of workers’ compensation, a significant period of time elapses before the ultimate resolution of claims, differences between actual future events, and prior estimates and assumptions could result in adjustments to these liabilities. The Company has deposits on hand with certain third-party insurance administrators and insurance carriers to cover its obligation for future payment of claims. These deposits are recorded in other current and non-current assets in the Company’s consolidated balance sheets.
Leases
The Company is the lessee in a lease contract when it obtains the right to control an asset associated with a particular lease. For operating leases, the Company records a right-of-use ("ROU") asset that represents its right to use an underlying asset for the lease term, and a corresponding lease liability that represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Financing ROU assets associated with finance leases are included in property and equipment. Leases with a lease term of 12 months or less at inception are not recorded on the Company’s consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of operations and comprehensive income. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain to occur. As most of the Company’s leases do not provide an implicit interest rate, the Company’s incremental borrowing rate, based on the information available at the commencement date, is used in determining the present value of future lease payments. When contracts contain lease and non-lease components, both components are accounted for as a single lease component. See Note 13, Lease Commitments, for additional information.
Income Taxes
The Company accounts for deferred income taxes using the liability method. Accordingly, deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. All deferred tax assets and liabilities are classified as noncurrent in the Company’s consolidated balance sheet. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (likelihood of more than 50%) that some portion or all the deferred tax asset will not be realized.
For additional information, see Note 7, Income Taxes.
Pension Plans
Prior to December 5, 2023, the Company sponsored a noncontributory defined benefit pension plan (the “DB Pension Plan”). Most of the participants in the DB Pension Plan are inactive, with all remaining active participants no longer accruing benefits, and the plan is closed to new entrants. The funding policy for the DB Pension Plan is based on actuarial calculations and the applicable requirements of federal law. Benefits under the plan primarily are related to years of service. The Company’s accounting policy election is to measure plan assets and benefit obligations as of December 31, which is the month-end that is closest to the Company’s fiscal year-end. As further disclosed in Note 10, Employee Retirement Plans, the Company, as sponsor, settled the frozen DB Pension Plan in December 2023.
The Company is involved in various multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with certain collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, the Company is generally responsible with the other participating employers for any plan underfunding. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, the Company’s required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Act, which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. The settlement of the DB Pension Plan did not result in any changes to the multi-employer pension plans in which some of the Company’s union employees participate.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Authoritative guidance for fair value measurements establishes a three-level hierarchy that prioritizes the inputs to valuation models based upon the degree to which they are observable. The three levels of the fair value measurement hierarchy are as follows:
•Level 1 - Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date
•Level 2 - Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
•Level 3 - Inputs are unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions
Assets acquired and liabilities assumed by the Company through a business combination are initially recorded at their acquisition-date fair values.
For the Company’s frozen defined benefit pension plan that was settled on December 5, 2023, the funded position of this plan, which was reflected in the Company’s consolidated balance sheet prior to settlement, is determined in part by the fair value of the assets held by the pension plan at the end of each reporting period. As of December 31, 2022, the underfunded position was $1.5 million. As of December 30, 2023, this amount was zero due to the settlement. See Note 10, Employee Retirement Plans.
The Company has no assets or liabilities for which their carrying values are remeasured to fair value at the end of each reporting period. However, the Company is required to disclose the fair values for certain assets and liabilities. See Note 9, Fair Value, for additional information.
Business Combinations
The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition-date fair value. In valuing certain acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While the Company, sometimes with the assistance of third-party experts, uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which can last up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the consolidated statements of operations. The results of operations of acquisitions are reflected in the Company’s consolidated financial statements from the date of acquisition.
Share-Based Compensation Expense
The Company recognizes compensation expense equal to the grant-date fair value, which is generally based on the fair market value of the Company’s common stock on the date of grant, for all share-based payment awards that are expected to vest. For service-based grants, expense is recorded on a straight-line basis over the requisite service period of the entire award. For performance-based awards, the Company recognizes compensation expense over each separate vesting tranche to the extent the achievement of the performance goal is deemed to be probable at the end of each reporting period. Forfeitures are accounted for as they actually occur, and compensation expense is adjusted accordingly so that it reflects cumulative expense only for the number of grants that actually vested prior to the forfeiture event. Compensation expense related to share-based payment awards is generally recorded in SG&A expense in the consolidated statements of operations.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repurchases of Common Stock
The Company may make authorized repurchases of its common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers, or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. Repurchased shares of the Company’s common stock are retired by the Company and are not reported as treasury stock. The portion of the cost to repurchase common stock that is in excess of par value is charged to additional paid-in capital within stockholders’ equity.
Direct costs incurred by the Company to repurchase its common stock, such as broker commissions and excise taxes, are considered part of the cost to repurchase the common stock. Effective January 1, 2023, if the cost of net share repurchases made by publicly traded U.S. company exceeds $1 million annually, the cost of the repurchased shares is subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. For any reporting period, the costs of repurchased shares reported on the Company’s consolidated statement of stockholders’ equity may differ from the amount reported on the Company’s consolidated statement of cash flows due to the timing of remittances for excise taxes which are made in accordance with applicable law.
Advertising Cost
Advertising costs are expensed as incurred and totaled $2.1 million, $2.6 million, and $1.8 million for the fiscal years 2023, 2022 and 2021, respectively.
Recent Accounting Standards - Adopted
The Company did not adopt any new accounting standards during fiscal 2023. The following accounting standards were adopted during fiscal 2022 and fiscal 2021.
Credit Impairment Losses. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” This ASU sets forth a current expected credit loss (“CECL”) model which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the former incurred loss model applicable to the measurement of credit losses on financial assets measured at amortized cost, and applies to some off-balance sheet credit exposures. The standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. The Company adopted this standard on a modified retrospective basis in the first quarter of 2022 and the implementation did not have a material impact to the Company’s consolidated financial statements.

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the publication of certain tenors of the London Inter-bank Offered Rate (“LIBOR”) on December 31, 2021, with complete elimination of the publication of the LIBOR by June 30, 2023. The amendments in this ASU are elective and apply to all entities that have contracts referencing the LIBOR. The Company’s revolving credit agreement, as further discussed in Note 8, Long-Term Debt, to these consolidated financial statements, was amended on June 27, 2023, to replace references to LIBOR with Secured Overnight Financing Rate (“SOFR”) for determining interest payable on current and future borrowings. The guidance in this ASU provides a practical expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from the LIBOR to a new interest rate index. The Company adopted this standard prospectively in the first quarter of 2022. The implementation did not have a material impact on the Company’s condensed consolidated financial statements or to any key terms of our revolving credit agreement other than the discontinuation of LIBOR.

Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in this standard were effective for interim periods and fiscal years beginning after December 15, 2020. The Company adopted this standard effective for fiscal year 2021. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Standards - Adoption Pending
Segment Reporting Improvements. On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The FASB issued the new guidance primarily to provide financial statement users with more disaggregated expense information about a public business entity’s (“PBE”) reportable segment(s). This ASU will require PBEs to provide incremental disclosures related to the entity’s reportable segment(s), including disclosures for expenses that are both 1) significant to each reportable segment and are provided regularly to the Chief Operating Decision Maker (“CODM”) or easily computed from information regularly provided to the CODM and 2) included in the reported measure of segment profit or loss used by the CODM to assess performance and allocate resources. If a PBE does not disclose any significant segment expenses for a reportable segment, it is required to disclose narratively the nature of the expenses used by the CODM to manage each segment’s operations. Under the provisions of this ASU, all of the disclosures required in the segment guidance, including disclosing a measure of segment profit or loss used by the CODM and reporting significant segment expenses, applies to all PBEs, including those with a single operating or reportable segment. However, this ASU does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. ASU 2023-07 will be effective for the Company’s annual reporting periods beginning in fiscal 2024 and all interim reporting periods beginning in fiscal 2025. At adoption, the disclosures are retrospectively presented for all comparative periods presented. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

Income Tax Disclosure Improvement. On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The ASU’s disclosure requirements apply to all entities subject to ASC 740. The overall objective of these disclosure requirements is for an entity, particularly an entity operating in multiple jurisdictions, to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate. ASU 2023-09 will be effective for the Company for the fiscal 2025 annual reporting period. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-09.

2. Business Combination
As previously disclosed, on October 3, 2022 the Company acquired all the outstanding stock of Vandermeer Forest Products (“Vandermeer”), a wholesale distributor of building products, for preliminary consideration of $69.3 million, which included $5.5 million of cash acquired. The purchase price also included $3.6 million for a distribution facility and real estate located in Spokane, Washington, which were acquired in this transaction. During the first quarter of fiscal 2023, $0.3 million was received by the Company for adjustments to Vandermeer’s working capital balances, reducing total consideration from $69.3 million to $69.0 million. The measurement period is now closed.
The acquisition of Vandermeer provides the Company with direct access to customers in the states of Oregon and Washington. With the acquisition of Vandermeer, the Company now serves all 50 states. Vandermeer’s results of operations are included in the Company’s results of operations beginning on the October 3, 2022 acquisition date. Vandermeer contributed revenues of $25.5 million from the October 3, 2022 acquisition date through the end of fiscal 2022.
The acquisition was accounted for as a business combination using the acquisition method. The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The following table summarizes the components of the consideration, as adjusted in the first quarter of 2023 for the working capital adjustment:

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)
Estimated fair value of identifiable assets acquired and liabilities assumed:
Cash	$5,506
Accounts receivable	13,180
Inventory	16,738
Property, plant and equipment	3,955
Operating lease right-of-use assets	714
Prepaid expenses and other assets	101
Intangible assets:
Customer relationships	23,000
Trade names	1,000
Non-compete agreements	700
Accounts payable	(1,738)
Accrued compensation	(994)
Operating lease liability	(714)
Other current liabilities	(75)
Total identifiable net assets	61,373
Goodwill	7,600
Total consideration	$68,973
The excess of total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies and growth potential that we expect to realize from the acquisition. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The Company made a 338(h)(10) tax election to allow for the deductibility of goodwill recognized from the acquisition.
At acquisition, $6.3 million of the cash consideration paid by the Company was placed into a bank escrow account for the purpose of paying third parties for obligations that were assumed by the seller. During the third quarter of fiscal 2023, $1.6 million of this escrow balance was returned to the seller under the terms of the stock purchase agreement and the escrow arrangement that provide for scheduled return of the unused balance in the escrow account. As of December 30, 2023, the remaining balance in the escrow account is $4.8 million and any unused amount remaining in this escrow account will be released to the seller approximately 18 months after the acquisition date.
The estimated useful life for the customer relationships, trade names, and non-compete agreements is 12 years, 3 years, and 5 years, respectively.

3. Inventories
The Company’s inventories as of the end of fiscal 2023 and fiscal 2022 consisted almost entirely of finished goods inventory, with an immaterial amount of work-in-process inventory.
As of the end of fiscal 2022, the Company had a lower-of-cost-or-net-realizable-value inventory reserve of $2.6 million as a result of the decrease in the value of our structural lumber and panel inventory related to the decline in wood-based commodity prices. As of December 30, 2023, the Company had no inventory reserve.
4. Revenue Recognition
The following table presents the Company’s revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues. No single customer of the Company generated 10% or more of the Company’s total net sales during fiscal years 2023, 2022 or 2021.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
	(In thousands)
Specialty products	$2,184,240	$2,871,628	$2,520,305
Structural products	952,141	1,578,586	1,756,873
Total net sales	$3,136,381	$4,450,214	$4,277,178
The following table presents the Company’s revenues disaggregated by sales channel. Warehouse sales are delivered from the Company’s warehouses. Reload sales are similar to warehouse sales but are shipped from non-warehouse locations, most of which are operated by third parties, where the Company stores owned products to enhance operating efficiencies. The reload channel is employed primarily to service strategic customers that are less economical to service from Company warehouses, and to distribute large volumes of imported products from port facilities. Direct sales are shipped from the manufacturer to the customer and therefore the Company does not take taking physical possession of the inventory and, as a result, typically generate lower margins than the warehouse and reload distribution channels. The direct distribution channel requires the lowest amount of committed capital and fixed costs.

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
	(In thousands)
Warehouse and reload	$2,663,107	$3,714,898	$3,513,277
Direct	535,163	815,864	832,871
Cash discounts and rebates	(61,889)	(80,548)	(68,970)
Total net sales	$3,136,381	$4,450,214	$4,277,178
The Company generally expenses sales commissions when incurred because the amortization period would typically be one year or less. These costs are recorded within SG&A expense.
The Company has made an accounting policy election to treat outbound shipping and handling activities as an SG&A expense. Shipping and handling costs include amounts related to the administration of the Company’s logistical infrastructure, handling of material in its warehouses, and amounts pertaining to the delivery of products to customers, such as fuel and maintenance costs for mobile fleet, wages for drivers, and third party freight charges. These expenses were $152.3 million, $160.3 million, and $149.2 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
5. Goodwill and Other Intangible Assets
As of December 30, 2023 and December 31, 2022, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired and liabilities assumed under the acquisition method accounting for business combinations. The Company’s goodwill as of December 30, 2023 originated as follows: $47.8 million from the 2018 acquisition of Cedar Creek and $7.6 million from the 2022 acquisition of Vandermeer.
Goodwill is not subject to amortization but must be tested for impairment at least annually at the reporting unit level. Since the Company operates within a single reporting unit, goodwill is evaluated at the enterprise level. The Company evaluates goodwill for impairment as of the first day of its fiscal fourth quarter, which was October 1, 2023 for fiscal 2023. The annual assessment for fiscal 2023 utilized a quantitative approach and was performed by the Company with the assistance of a independent third-party expert. Based on this assessment, the Company concluded that its goodwill was not impaired and therefore no impairment charge was needed.
The Company completed its annual assessment of goodwill in the fourth quarter of fiscal 2022 using a qualitative approach. Based on the qualitative analysis performed in fiscal 2022, the Company noted no changes that were reasonably likely to cause the fair value of the enterprise to be less than its carrying value and therefore concluded that goodwill was not impaired.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company must evaluate the carrying value of goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would indicate that the carrying amount of goodwill may be impaired. Such events and indicators may include significant declines in the industries in which the Company’s products are used, significant changes in capital market conditions, and significant changes in the Company’s market capitalization. No such indicators were identified in fiscal 2023 or fiscal 2022.
The following table provides information related to the carrying amount of the Company’s goodwill:

Total Carrying Amount
(In thousands)
Balance as of January 1, 2022	$47,772
Business combination	7,600
Balance as of December 31, 2022	$55,372
Balance as of December 30, 2023	$55,372
Definite-Lived Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets as of December 30, 2023 were as follows:

	Weighted Average Remaining Useful Lives	Gross Carrying Amounts	Accumulated Amortization(1)	Net Carrying Amounts
		($ amounts in thousands)
Customer relationships	9	$48,500	$(18,816)	$29,684
Non-compete agreements	4	8,954	(8,429)	525
Trade names	2	7,826	(7,243)	583
Total		$65,280	$(34,488)	$30,792
(1) Intangible assets except customer relationships are amortized on straight line basis. Certain of our customer relationships are amortized on a double declining balance method and certain others are amortized on a straight line basis.
The gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets as of December 31, 2022 were as follows:

	Weighted Average Remaining Useful Lives	Gross Carrying Amounts	Accumulated Amortization(1)	Net Carrying Amounts
		($ amounts in thousands)
Customer relationships	10	$48,500	$(15,093)	$33,407
Non-compete agreements	5	8,954	(8,289)	665
Trade names	3	7,826	(6,909)	917
Total		$65,280	$(30,291)	$34,989
(1) Intangible assets except customer relationships are amortized on straight line basis. Customer relationships are amortized on a double declining balance method.
Definite-lived intangible assets are subject to impairment testing if events or circumstances occur that indicate the carrying amounts may be impaired. No such indicators were present in fiscal 2023 and fiscal 2022.
Amortization Expense

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the definite-lived intangible assets was $4.2 million, $3.4 million, and $5.3 million for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively.
Estimated annual amortization expense for definite-lived intangible assets over the next five fiscal years is as follows:

Fiscal Year Ended	Estimated Amortization
(In thousands)
2024	$3,930
2025	3,765
2026	3,471
2027	3,340
2028	3,340
6. Property and Equipment
Property, plant and equipment as of December 30, 2023 and December 31, 2022, consisted of the following:

	December 30, 2023	December 31, 2022
	(In thousands)
Land and land improvements	$29,071	$24,829
Buildings	201,799	179,936
Machinery and equipment	156,849	138,351
Construction in progress	8,602	17,753
	396,321	360,869
Accumulated depreciation	(170,334)	(155,260)
Property and equipment, net	$225,987	$205,609
Depreciation expense for property, plant and equipment was $27.8 million, $24.2 million, and $22.8 million for the years ended December 30, 2023, December 31, 2022, and January 1, 2022, respectively. See Note 13, Lease Commitments, for disclosure about the Company’s property and equipment that is held under finance lease obligations.
7. Income Taxes
In fiscal 2023, the Company’s statutory income tax rate was 25.3 percent and it was comprised of the federal statutory income tax rate of 21.0 percent and the blended state statutory income tax rate of 4.3 percent. In fiscal 2022, the Company’s statutory income tax rate was 25.4 percent and it was comprised of the federal statutory income tax rate of 21.0 percent and the blended state statutory income tax rate of 4.4 percent. In fiscal 2021, the Company’s statutory income tax rate was 25.8 percent and it was comprised of the federal statutory income tax rate of 21.0 percent and the blended state statutory income rate of 4.8 percent. The Company’s blended state income tax rate is impacted by the mix of income earned in various states and by the Company’s federal taxable income, both of which may differ from year to year. The Company’s effective income tax rate is impacted by the effects of permanent differences occurring throughout the fiscal year.
For fiscal 2023, fiscal 2022, and fiscal 2021, the Company’s effective income tax rate was 40.7 percent, 25.0 percent, and 24.8 percent, respectively.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022
	($ amounts in thousands)
Income before provision for income taxes	$81,886	$394,761	$393,876

Federal income taxes:
Current	$20,221	$75,617	$78,005
Deferred	7,993	3,184	(1,585)
State income taxes:
Current	5,373	17,679	19,382
Deferred	(237)	2,105	1,941
Provision for income taxes	$33,350	$98,585	$97,743

Effective tax rate	40.7%	25.0%	24.8%
The accounting for the one-time settlement for the single-employer defined benefit pension plan increased the effective income tax rate for fiscal 2023 by 14.8%.
The Company’s provisions for income taxes are reconciled to the federal statutory amounts as follows:

	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022
	(In thousands)
Federal income taxes computed at the federal statutory tax rate	$17,196	$82,898	$82,628
State income taxes, net of federal benefit	4,609	16,171	18,970
Valuation allowance change arising from state net operating losses	(621)	(193)	(3,018)
Pension plan settlement (1)	12,150	—	—
Uncertain tax positions	(356)	(333)	91
Permanent differences arising from compensation	746	(71)	686
Other	(374)	113	(1,614)
Provision for income taxes	$33,350	$98,585	$97,743
(1) $4.5 million was reclassified from accumulated other comprehensive income (loss)
As of December 30, 2023, an income tax payable of $8.5 million is included on the Company’s consolidated balance sheet along with $1.1 million attributed to franchise taxes payable for a total of $9.6 million. As of December 31, 2022, a current income tax receivable of $9.9 million is included within Other current assets on the Company’s consolidated balance sheet.
The Company’s financial statements contain certain deferred tax assets which primarily result from other temporary differences related to certain reserves, accrued liabilities, pension obligations, differences between book and tax depreciation and amortization, and state net operating losses. The Company records a valuation allowance against deferred tax assets when it is determined, based on the weight of available evidence, that it is more likely than not that some or all of the Company’s deferred tax assets will not be realized in the future. For fiscal 2023 and fiscal 2022, components of the Company’s deferred income tax assets and deferred income tax liabilities are as follows:

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 30, 2023	December 31, 2022
	(In thousands)
Deferred income tax assets:
Inventory reserves	$3,965	$5,268
Compensation-related accruals	7,794	5,807
Accounts receivable	708	612
Property and equipment	41,308	44,870
Operating lease liability	10,086	13,134
Pension plans	2,832	2,885
Benefit from net operating loss carryovers	4,317	4,995
Other	220	397
Total gross deferred income tax assets	71,230	77,968
Less: valuation allowances	(3,456)	(4,076)
Total net deferred income tax assets	$67,774	$73,892

Deferred income tax liabilities:
Intangible assets	$(4,335)	$(4,559)
Operating lease asset	(9,227)	(12,250)
Other	(956)	(914)
Total deferred income tax liabilities	(14,518)	(17,723)
Deferred income tax asset, net	$53,256	$56,169
Activity in the Company’s deferred tax asset valuation allowance for fiscal 2023 and 2022 was as follows:

	December 30, 2023	December 31, 2022
	(In thousands)
Balance as of beginning of the fiscal year	$4,076	$4,269
Valuation allowance increases (decreases) related to:
State net operating loss carryforwards	(620)	(193)
Balance as of end of the fiscal year	$3,456	$4,076
The Company has recorded income tax and related interest liabilities where it believe certain tax positions are not more likely than not to be sustained if challenged. These balances are included in other noncurrent liabilities in the Company’s consolidated balance sheets.
The following table summarizes the activity related to our gross unrecognized tax benefits:

	December 30, 2023	December 31, 2022
	(In thousands)
Balance at beginning of the fiscal year	$1,872	$2,205
Additions for tax positions of current year	1,765	—
Reductions due to lapse of applicable statute of limitations	(356)	(333)
Balance at end of the fiscal year	$3,281	$1,872

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in the unrecognized tax benefits as of December 30, 2023 and December 31, 2022, were approximately $1.5 million and $1.9 million, respectively of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate for fiscal 2023 and 2022. No penalties were accrued for either 2023 or 2022. The Company has accrued interest associated with its unrecognized tax benefits which it releases as those benefits are realized due to the lapse of applicable statute of limitations. Interest expense associated with the Company’s unrecognized tax benefits is reported as interest expense, net in the Company’s consolidated statement of operations and comprehensive income. Such interest expense has not been material in any reporting period presented herein.
Net Operating Losses
At the end of fiscal 2023, the Company’s gross state net operating loss carryovers were $81.0 million and its tax-effected state net operating loss carryovers were $4.3 million, of which $3.5 million was subject to a valuation allowance arising from expiration dates when considered in conjunction with state limitations related to Internal Revenue Code (“IRC”) Section 382. At the end of fiscal 2022, the Company’s gross state net operating loss carryovers were $92.2 million and tax-effected state net operating loss carryovers were $5.0 million, of which $4.1 million was subject to a valuation allowance arising from expiration dates when considered in conjunction with state limitation related to IRC Section 382. The Company’s state net operating loss carryovers will expire in 1 to 20 years.
Federal and State Tax Filings
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations and may be subject to audit based on periods that are not limited by applicable statutes. The Company’s U.S. federal income tax returns for tax years 2020, 2021 and 2022 remain subject to audit under the federal statute of limitations. The Company’s auditable state income tax returns vary depending on the jurisdiction and its applicable statute of limitations.
Assessing Deferred Tax Assets
Quarterly, the Company assesses the carrying value of its deferred tax assets for impairment by evaluating the weight of available evidence at the end of each fiscal quarter. In the evaluation of the weight of available evidence at the end of fiscal 2023, the Company considered the recent reported income in the current year, as well as the reported income for 2022 and 2021, which resulted in a three-year cumulative income situation as positive evidence which carried substantial weight. While this was substantial, it was not the only evidence evaluated. The Company also considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence. The evidence considered included:
•future reversals of existing taxable temporary differences;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•taxable income in prior carryback years, if carryback is permitted under the tax law; and
•tax planning strategies.
In addition to the positive evidence discussed above, the Company considered as positive evidence forecasted future taxable income, the future timing of the reversal of its deferred tax assets and liabilities, and the evidence from business and tax planning strategies. At the end of fiscal 2023 and fiscal 2022, in the Company’s evaluation of the weight of available evidence, the Company concluded that its deferred tax assets were not impaired other than $3.5 million of the state net operating losses.
Although the Company believes its estimates are reasonable in the carrying value of its valuation allowances against our deferred tax items, the ultimate determination of the appropriate amounts of valuation allowance involves significant judgement.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Debt and Finance Leases
As of December 30, 2023, and December 31, 2022, outstanding debt and finance leases consisted of the following:

	December 30, 2023	December 31, 2022
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Finance lease obligations (3)	285,426	273,075
	585,426	573,075
Unamortized debt issuance costs (4)	(3,246)	(4,057)
Unamortized bond discount costs (4)	(3,011)	(3,519)
	579,169	565,499
Less: current portions of finance leases	11,178	7,089
Total debt and finance leases, net of current portions	$567,991	$558,410
(1) As of December 30, 2023 and December 31, 2022, long-term term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the long-term debt caption of the Company’s consolidated balance sheets at $293.7 million and $292.4 million as of December 30, 2023 and December 31, 2022, respectively. This presentation is net of discount of $3.0 million and $3.5 million and the combined carrying value of debt issuance costs of $3.2 million and $4.1 million as of December 30, 2023 and December 31, 2022, respectively. The senior secured notes are presented in the above table at face value and have an annual interest rate of 6.0% through maturity.
(2) No borrowings were outstanding during fiscal 2023 or fiscal 2022. Available borrowing capacity under this revolving credit facility was $346.5 million and $346.5 million on December 30, 2023 and December 31, 2022, respectively. The available borrowing capacity reflects undrawn letters of credit.
(3) Refer to Note 13, Lease Commitments, for interest rates associated with finance lease obligations.
(4) Interest expense, net on the Company’s consolidated statement of operations for fiscal 2023 and 2022 reflects amortization of debt issuance costs and bond discount costs of $1.3 million and $1.2 million, respectively.
Senior Secured Notes
In October, 2021, the Company and certain subsidiaries completed a private offering of $300.0 million of 6.0% percent senior secured notes due 2029 (the “2029 Notes”), and in connection therewith entered into an indenture (the “Indenture”) with the subsidiary guarantors and Truist Bank, as trustee and collateral agent. The 2029 Notes were issued to investors at 98.625 percent of their principal amount. The 2029 Notes are secured by a first-priority security interest in substantially all of the Company’s assets, other than accounts receivables, inventory, deposit accounts, securities accounts, business interruption insurance and other related assets. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under the Company’s Revolving Credit Facility, as described below. The 2029 Notes will mature on November 15, 2029, however at the sole discretion of the Company, the notes may be redeemed, in whole or in part, prior to scheduled maturity. Early redemptions made by the Company prior to November 15, 2026 would require the Company to pay a redemption premium, as defined in the Indenture. Interest expense for the 2029 Notes totaled $18.0 million for fiscal 2023 and fiscal 2022.
Revolving Credit Facility

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2018, the Company and certain subsidiaries entered into the Amended and Restated Credit Agreement for a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent (“the Agent”), and certain other financial institutions. In August 2021, the Company entered into a second amendment to this revolving credit facility to, among other things, extend the maturity date of the facility to August 2, 2026, and reduce the interest rate on borrowings under the facility, and in June 2023, the Company entered into a third amendment to this revolving credit facility to, among other things, replace the interest rate based on the London interbank offered rate (“LIBOR”) thereunder with an interest rate based on the secured overnight financing rate (“SOFR”) and a customary spread adjustment (as amended, the “Revolving Credit Facility”). In October 2021, in conjunction with the offering of the 2029 Notes, the Company reduced the credit limit of the Revolving Credit Facility from $600.0 million to $350.0 million. In conjunction with the reduction in the credit limit of the Revolving Credit Facility, the Company expensed approximately $1.6 million of unamortized debt issuance costs during the fourth quarter of fiscal 2021. These costs are included within interest expense, net on the consolidated statements of operations and reported separately as an adjustment to net income in the consolidated statements of cash flows. The Revolving Credit Facility provides for a senior secured asset-based revolving loan and letter of credit facility of up to $350.0 million, as amended. The obligations under the Revolving Credit Facility are secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items, under the Amended and Restated Guaranty and Security Agreement.

From and after June 30, 2023, borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to (i) Adjusted Term SOFR (calculated as SOFR plus 0.1%) plus a margin ranging from 1.25 percent to 1.75 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on SOFR, or (ii) the Agent’s base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.
Prior to June 30, 2023, borrowings under the Revolving Credit Facility bore interest at a rate per annum equal to (i) LIBOR plus a margin ranging from 1.25 percent to 1.75 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on LIBOR, or (ii) the Agent’s base rate plus a margin ranging from 0.25 percent to 0.75 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.
Borrowings under the Revolving Credit Facility are subject to availability under the borrowing base (as that term is defined in the revolving credit agreement). The Company would be required to repay the Revolving Credit Facility to the extent that such revolving borrowings exceed the borrowing base then in effect. The Revolving Credit Facility may be prepaid in whole or in part from time to time without penalty or premium but including all breakage costs incurred by any lender thereunder.
As of December 30, 2023, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $868.2 million under our Revolving Credit Facility. As of December 31, 2022, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $645.4 million under our Revolving Credit Facility. Available borrowing capacity under our Revolving Credit Facility was $346.5 million and $346.5 million on December 30, 2023 and December 31, 2022, respectively.
During fiscal 2023 and fiscal 2022, the Company incurred no interest expense for the Revolving Credit Facility since no borrowings were outstanding during either fiscal year. During fiscal 2023 and fiscal 2022, the Company incurred $1.0 million and $1.0 million, respectively, of fees associated with the Revolving Credit Facility, primarily unused line fees. These expenses are included in Interest expense, net on the Company‘s consolidated statement of operations.
Debt Covenants
The Revolving Credit Facility and the 2029 Notes contain various covenants and restrictions, including customary financial covenants. The Company’s right to make draws on the Revolving Credit Facility may be conditioned upon, among other things, compliance with these covenants. The Company was in compliance with all covenants as of December 30, 2023. These covenants also limit the Company’s ability to, among other things: incur additional debt; grant liens on assets; make investments; repurchase stock; pay dividends and make distributions; sell or acquire assets, including certain real estate assets, outside the ordinary course of business; engage in transactions with affiliates; and make fundamental business changes.
Former Term Loan Facility
On April 2, 2021, the Company repaid the remaining outstanding principal balance of its former term loan facility, the Credit and Guaranty Agreement, as amended . In connection with this repayment, the Company expensed $5.8 million of unamortized

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

debt issuance costs associated with the former term loan facility. These costs are included within interest expense, net on the consolidated statements of operations and reported separately as an adjustment to net income in our consolidated statements of cash flows.
Finance Lease Obligations
Our finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 13, Lease Commitments.
9. Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
For the Company’s frozen defined benefit pension plan that was settled on December 5, 2023, the funded position of this plan, which was reflected in the Company’s consolidated balance sheet prior to settlement, is determined in part by the fair value of the assets held by the pension plan at the end of each reporting period. As of December 31, 2022, the underfunded position was $1.5 million. As of December 30, 2023, this amount was zero due to the settlement. See Note 10, Employee Retirement Plans.
The Company has no other assets or liabilities for which the carrying value is remeasured to fair value at the end of each reporting period. The Company has not elected the fair value reporting option for any of its financial instruments.
Fair Value Disclosures
The fair value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Debt
The estimated fair value of the Company’s 2029 Notes was determined based on Level 2 input using observable market prices in less active markets and is presented below:

	December 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
2029 Notes	$300,000	$273,182	$300,000	$283,558
The fair values of the 2029 Notes as of December 30, 2023 and December 31, 2022 were significantly influenced by the 6.0% annual interest rate borne by the 2029 Notes, which was below market interest rates as of both dates.
The carrying amount of the Company’s Revolving Credit Facility, which had no borrowings outstanding during fiscal 2023 or fiscal 2022, approximates its fair value as the interest rate is variable and reflective of market interest rates.
10. Employee Retirement Plans
Multiemployer Pension Plans
The Company is involved in various multiemployer pension plans (“MEPPs”) that provide retirement and certain disability benefits to certain union employees in accordance with certain collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, the Company is generally responsible with the other participating employers for any plan underfunding. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Act, which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions, and the utilization of extended amortization provisions. A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to: an increase in the Company’s contribution rate to the applicable CBA, a reallocation of the contributions already being made by participating employers for

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees.
The Company could also be obligated to make future payments to MEPPs if it either ceases to have an obligation to contribute to the MEPP or significantly reduces its contributions to the MEPP because the Company reduced its number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closures, assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) generally would equal the Company’s proportionate share of the plan’s unfunded vested benefits.
The following table lists the Company’s participation in its multiemployer plans which the Company deems significant. “Contributions” represent the amounts contributed to the plan during the fiscal years presented:

					Contributions (In millions)
Pension Fund:	EIN/Pension Plan Number	Pension Act Zone Status	FIP/RP Status (1)	Surcharge	2023	2022	2021
Central States, Southeast and Southwest Areas Pension Fund	366044243	Critical and Declining (January 1, 2020)	RP	No	$0.3	$0.4	$0.3
Total					$0.3	$0.4	$0.3
(1) Funding Improvement Plan or Rehabilitation Plan, as defined by the Pension Protection Act of 2006
The Company’s contributions to this plan are approximately 0.1% of total contributions, which is less than the required disclosure threshold of five percent of total plan contributions. However, this plan is deemed significant for disclosure as it is severely underfunded. The current CBA that requires contributions to the plan expires on December 31, 2025. In May 2020, the Company received a demand letter for payment resulting from its partial withdrawal in 2018 from the Central States Plan and started making payments in June 2020. These payments are payable monthly for a period of 20 years. The Company’s liability for the remainder of these payments was $6.8 million as of December 30, 2023. The Company may, in the future, record an additional liability if required by an event of our complete withdrawal from the plan or a mass withdrawal. The Company’s most recent contingent withdrawal liability was estimated at approximately $45.0 million for a complete withdrawal occurring in 2023. In the case of a complete withdrawal or a mass withdrawal, the Central States Plan could demand yearly payments of approximately $1.1 million, which do not include payments for the partial withdrawal of approximately $0.6 million annually. In a complete withdrawal, the payments would not amortize the liability fully; however, payments for a complete withdrawal are limited to a 20-year period. In the case of a mass withdrawal, the liability would not amortize fully under current government regulations, and payments would continue indefinitely.
Defined Contribution Plans
The Company’s employees also participate in two defined contribution plans: the BlueLinx Corporation Hourly Savings Plan covering hourly employees, and the BlueLinx Corporation Salaried Savings Plan covering salaried employees. Discretionary contributions to the plans are based on employee contributions and compensation, and, in certain cases, participants in the hourly savings plan also receive employer contributions based on union negotiated match amounts. Employer contributions to the hourly savings plan for fiscal years 2023 and 2022 were approximately $0.9 million and $0.8 million, respectively.
Employer contributions to the salaried savings plan for fiscal 2023 were approximately $2.5 million, of which $0.0 million was for fiscal 2022. Employer contributions to the salaried savings plan for fiscal 2022 were approximately $4.0 million, of which $2.1 million were for fiscal 2021.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Single-Employer Defined Benefit Pension Plan
As previously disclosed, in October 2022, the Company, as sponsor, notified participants in its noncontributory defined benefit pension plan (the “DB Plan”) that the Company intended to transfer financial responsibility for the management and delivery of continuing benefits associated with the DB Plan to a highly rated insurance company with pension settlement experience. Most of the participants in the DB Plan are inactive, with all remaining active participants no longer accruing benefits, and the DB Plan is closed to new entrants. The DB Plan’s accumulated benefit obligation and its projected benefit obligation are the same amount (a “frozen” plan), and the Company has not incurred service cost under the plan since fiscal year 2019. Benefits under the plan were primarily related to years of service. The DB Plan’s assets were maintained in a separate trust entity prior to settlement, and then used to fund the settlement transaction as described below.

Effective December 5, 2023, the Company settled the frozen DB Plan by purchasing an irrevocable nonparticipating annuity contract with an insurance company (the “buy-out contract”). The buyout contract met the requirements for a settlement, as that term is defined in ASC No. 715, Compensation-Retirement Benefits, and the DB Plan and Company, as sponsor, have been relieved of primary responsibility for the benefits obligations. Participants of the DB Plan who had a vested benefit of less than $5,000 were paid a one-time and final lump sum distribution, including the option to roll over their vested balance to an individual retirement account at a financial institution.
Immediately before the settlement, benefit obligations and plan assets of the DB Plan were $78.7 million and $78.7 million, respectively. The plan assets included a final cash contribution of $6.9 million made by the Company, as sponsor, at the time the buy-out contract was purchased. Other than the aforementioned $6.9 million, the Company was not required to and did not make any contributions in fiscal 2023 or fiscal 2022 to the DB Plan.
Substantially all of the plan assets were used to purchase the buyout contract from the insurance company on December 5, 2023. Just prior to settlement, the Company’s accumulated other comprehensive loss included unrecognized pension cost of $30.4 million plus unrecognized deferred taxes of $4.5 million, for a total of $34.9 million and these amounts were reclassified into earnings at settlement in fourth quarter of fiscal 2023.

As previously disclosed, during fiscal 2013 the Company contributed two properties to the DB Plan in lieu of a cash contribution, and then entered into a lease for each of these properties and continued to use the properties in the Company’s distribution operations. The DB Plan engaged an independent fiduciary to manage the properties on behalf of the DB Plan. During fiscal 2022 and in anticipation of the settlement of the DB Plan, the Company repurchased these two real estate properties from the DB Plan for $11.1 million and terminated the associated leases. The repurchase in 2022 included certain land and buildings, located in Charleston, S.C. and Buffalo, N.Y., valued at approximately $11.1 million by independent appraisals. The repurchase amount is included in pension contributions within the operating activities section of the Company’s consolidated statements of cash flows for the fiscal year ended December 30, 2022.
Actuarial assumptions for the plan during fiscal 2023 and as of December 31, 2022 included considerations for settlement of the DB Plan. The following tables set forth the change in projected benefit obligation and the change in plan assets for the DB Plan:

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 30, 2023	December 31, 2022
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$82,752	$105,874
Interest cost	4,419	2,424
Actuarial gain	(240)	(19,687)
Benefits paid	(6,018)	(5,859)
Settlement	(78,732)	—
Projected benefit obligation at end of period (1)	$2,181	$82,752
Change in plan assets:
Fair value of assets at beginning of period	$81,231	$94,269
Actual return on plan assets	(1,200)	(19,055)
Employer contributions	6,900	11,876
Benefits paid	(6,018)	(5,859)
Settlement	(78,732)	—
Fair value of assets at end of period(1)	2,181	81,231
Net (unfunded) status of plan(1)	$—	$(1,521)
(1) As disclosed above, the DB Plan was settled during fourth quarter of fiscal 2023. The remaining residual balances in projected benefit obligations and fair value of assets as of December 30, 2023 of $2.2 million and $2.2 million, respectively, will be used to fund 1) $0.5 million for January 2024 benefit payments (annuity will then begin making all subsequent benefit payments), 2) $0.6 million for vested benefits and related assets that will be submitted to the Pension Benefit Guaranty Corporation (PBGC) for plan participants who cannot be located, and 3) $1.0 million to cover final estimated administrative expenses of the DB Plan. The Company expects the residual obligations and assets to be resolved in fiscal 2024 without material impact to the Company’s financial conditions, results of operations or cash flows.
The change in the funded status for fiscal year 2023, from underfunded by $1.5 million at the end of fiscal 2022 to zero at the end of fiscal 2023, was due to the settlement of December 5, 2023 described above.
The accumulated benefit obligation and the projected benefit obligation for the DB Pension Plan was $82.8 million as of December 31, 2022. The Company recognized the unfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of the DB Pension Plan in its consolidated balance sheets, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. As of December 31, 2022, the net unfunded status of the DB Plan was $1.5 million. In anticipation of the plan settlement, the Company reported the net unfunded status of the DB Plan as of December 31, 2022 within Other current liabilities in its consolidated balance sheet.
The Company elected to utilize a full yield curve approach in the estimation service and interest cost components for pension (income)/expense recognized by applying the specific spot rates along the yield curve used in determination of the benefit obligation to the relevant projected cash flows.
Prior to settlement, actuarial gains and losses occurred when actual experience differed from the estimates used to determine the components of net periodic pension cost, including the difference between the actual and expected return plan assets and when certain assumptions used to determine the projected benefit obligation were updated for plan re-measurement, including but not limited to, changes in the discount rate, plan amendments, mortality and other assumptions.
Prior to settlement, the Company amortized a portion of unrecognized actuarial gains and losses for the DB Pension Plan into its consolidated statements of operations and comprehensive income (loss). The amount recognized in the current year’s operations was based on amortizing the unrecognized gains or losses for the DB Pension Plan that exceed the larger of 10% of the projected benefit obligation or the fair value of plan assets, also known as the corridor. The amount that represented the unrecognized gain or loss that exceeded the corridor was amortized over the estimated average remaining life expectancy of participants, as almost all the participants in the plan are inactive.
The net adjustment to other comprehensive income (loss) for fiscal 2023 and fiscal 2022 was a $32.7 million pre-tax loss and a $2.4 million pre-tax gain, respectively. The amount for fiscal 2023 includes a $30.4 million settlement loss. The remainder of

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the amount for fiscal 2023 and the amount for fiscal 2022 were primarily due to a combination of actuarial adjustments at year end in addition to the amortization of unrealized gain and/or losses throughout the fiscal year.
The funded status recorded as pension benefit obligation on the Company’s consolidated balance sheets for the plan is set forth in the following table, along with the unrecognized actuarial loss, which was presented as part of accumulated other comprehensive loss:

	December 30, 2023	December 31, 2022
	(In thousands)
Unfunded status	$—	$(1,521)
Unrecognized actuarial loss	—	27,438
Net amount recognized	$—	$25,917
Amounts recognized on the balance sheet consist of:
Accrued pension liability	$—	$(1,521)
Accumulated other comprehensive loss (pre-tax)	—	27,438
Net amount recognized	$—	$25,917
The net periodic pension cost (benefit) for the plan included the following:

	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022
	(In thousands)
Service cost	$—	$—
Interest cost on projected benefit obligation	4,419	2,424
Expected return on plan assets	(3,249)	(4,706)
Amortization of unrecognized loss	1,207	835
Before settlement (1)	2,377	(1,447)
Settlement loss (2)	30,440	—
Net periodic pension cost (benefit) for the pension plan	$32,817	$(1,447)
(1) On the Company’s consolidated statements of operations, reported within Other expenses (income), net
(2) The DB Pension Plan was frozen and no service cost has been incurred for the plan since fiscal 2019. This one-time non-cash settlement loss is reported as a non-operating expense on the Company’s consolidated statement of operations.

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost (credit):

	December 30, 2023	December 31, 2022
Projected benefit obligation:
Discount rate	N/A	5.34%
Average rate of increase in future compensation levels	N/A	N/A
Net periodic pension cost or benefit:
Discount rate	5.34%	2.38%
Average rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	4.00%	5.20%
As disclosed above, the DB Plan was settled effective December 5, 2023. The assumptions in the table above for the fiscal year ended December 30, 2023 were used to determine net periodic pension cost in fiscal 2023 prior to the settlement. The annuity purchase price was used to measure the projected benefit obligation on settlement date.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to settlement, estimates of the amount and timing of the Company’s future funding obligations for the DB Plan were based upon various assumptions specified above. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, and mortality rates. The rate of increase in future compensation levels had no effect on both the projected benefit obligation and net periodic pension cost, as almost all the participants in the plan were inactive, the remaining active participants were no longer accruing benefits, and the plan was closed to new entrants.
Assumptions for plan settlement liability estimate. As previously disclosed, plan liabilities were settled through a lump sum offer to certain participants followed by an annuity buyout for remaining participants. The cost of this settlement was developed relative to the plan-based accounting obligations, segmented by participant status and other demographic subgroups where appropriate. The primary drivers of cost were lump sum election rates, the cost of lump sums relative to accounting obligations, and the cost to purchase annuities for participants not electing lump sums.
Projected return on plan assets. Prior to settlement, pension plan assets were managed under a balanced portfolio allocation policy comprised of two major components: a return-seeking portion and a liability-matching portion. The expected role of return-seeking investments was designed to achieve a reasonable long-term growth of pension assets with a prudent level of risk, while the role of liability-matching investments was designed to provide a partial hedge against liability performance associated with changes in interest rates. The objective within return-seeking investments was to achieve asset diversity in order to balance return and volatility. A designated fiduciary is engaged to manage the day-to-day investment responsibilities for pension plan assets and relationships with certain agents, advisors, and other fiduciaries.
The discount rate. Prior to settlement, a full yield curve approach was utilized in the estimation of components by applying the specific spot rates along the yield curve of high-quality corporate bonds used in determination of the benefit obligation to the relevant projected cash flows.
Mortality rates. For fiscal years 2023 and 2022, in conjunction with the decision to settle the DB Plan, the valuations and assumptions reflected adoption of the Society of Actuaries RP-2018 mortality tables with generational mortality improvement and adjustments to reflect the characteristics of the plan in conjunction actuarial assumptions customary in the insurance industry. For fiscal year 2021, the valuations and assumptions reflected adoption of the Society of Actuaries updated RP-2014 mortality tables, with a “blue collar employee” adjustment for non-annuitants and a BlueLinx custom adjustment projected from 2015 for annuitants. Additionally, we used the most current generational mortality improvement projection scales.
Plan Assets and Long-Term Rate of Return
Fiscal 2023
Prior to settlement, asset return assumptions were based on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The allocation of the DB Plan’s assets impacted expected return on plan assets. The expected return on plan assets was based on a targeted allocation consisting of return-seeking securities (including public equity, real assets, and diversified credit investment strategies), liability-matching securities (fixed income), and cash and cash equivalents. Net benefit cost increased as the expected return on plan assets decreased. Actual long-term asset allocations on average were designed to approximate targeted allocation. Targeted allocation was driven by investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For fiscal 2023 and fiscal 2022, expected rates of return on plan assets of 4.00% and 5.20%, respectively, were used.
Prior to settlement, the investment policy for the DB Pension Plan, in general, was to achieve a reasonable long-term rate of return on plan assets with an acceptable level of risk in order to maintain adequate funding levels. The plan’s investment committee established risk mitigation policies and regularly monitored investment performance and investment allocation policies, with a third-party investment advisor executing on these strategies. A designated fiduciary was utilized to manage the day-to-day investment responsibilities for plan assets and relationships with certain agents, advisors, and other fiduciaries.
As of December 30, 2023, the residual balance for plan assets had a fair value of $2.2 million and was primarily invested in cash. The fair value was determined based on inputs that are deemed to be Level 1 inputs on the fair value hierarchy.
Fiscal 2022
The Company based the asset return assumption on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The allocation of the plan’s assets impacts the expected return on plan assets. The expected return on plan assets was based on a targeted allocation consisting of return-seeking securities (including public equity, real

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

assets, and diversified credit investment strategies), liability-matching securities (fixed income), and cash and cash equivalents. Net periodic pension cost increases as the expected return on plan assets decreases. Actual long-term asset allocations on average approximated targeted allocation. Targeted allocation was driven by investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For fiscal 2022, a 5.20% expected rate of return on plan assets was used.
The investment policy for the pension plan, in general, was to achieve a reasonable long-term rate of return on plan assets with an acceptable level of risk in order to maintain adequate funding levels. The pension plan’s investment committee established risk mitigation policies and regularly monitored investment performance and investment allocation policies, with a third-party investment advisor executing on these strategies. A designated fiduciary was used to manage the day-to-day investment responsibilities for plan assets and relationships with certain agents, advisors, and other fiduciaries.
Target allocation, adjusted to exclude non-GAAP BlueLinx real-estate holdings, and actual investment allocation, by asset category as of December 31, 2022, consisted of the following:

Type	Target Allocation	Actual Allocation, December 31, 2022
Global equity	4.0%	2.8%
Diversified credit	3.0%	2.8%
Real assets	3.0%	2.7%
Liability-hedging	87.0%	73.0%
Cash and cash equivalents	3.0%	18.8%
Total	100%	100%
The following table sets forth by level, within the fair value hierarchy, as defined in Note 1, Summary of Significant Accounting Policies, the plan’s assets at their fair values as of December 31, 2022:

Type	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Assets measured at net asset value (NAV)(3)	Total
	(In thousands)
Return-seeking securities
Investments in trusts and funds(1)	$—	$—	$—	$6,683	$6,683
Liabilities-matching securities:
Investments in trusts and funds(2)	—	—	—	59,295	59,295
Cash and cash equivalents	15,253	—	—	—	15,253
Total:	$15,253	$—	$—	$65,978	$81,231
(1) This category was comprised of a collective investment trust of equity funds that track the MCSI World Index, a collective investment trust that holds publicly traded listed infrastructure securities, and a pooled investment fund.
(2) This category consisted of a collective investment trust investing in Treasury STRIPS, in addition to a collective investment fund that tracks to U.S. government bond indexes, and a pooled investment fund.
(3) Investments that are measured at net asset value (“NAV”) (or its equivalent) as a practical expedient were not classified in the fair value hierarchy.
The fair value of the Level 1 assets was based on quoted prices in active markets for the identical assets. Certain investments are measured at fair value using the net asset value ("NAV") per share as a practical expedient and have not been classified in the fair value hierarchy. Investment objectives for our pension plan assets are:
•Matching plan liability performance
•Diversifying risk

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•Achieving a target investment return
There were no significant concentrations of risk within the plan’s assets as of December 31, 2022. The DB Plan was in compliance with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and investments and investment strategies not allowed by ERISA were prohibited.~~.~~
11. Share-Based Compensation
On May 20, 2021 at its annual meeting of stockholders, the Company’s stockholders approved the BlueLinx Holdings, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), which had already been approved by the Company’s board of directors. The 2021 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other share-based awards to eligible employees and board members who are selected by the Company’s board of directors or a committee of the board of directors. The Company has reserved 750,000 shares of its common stock for issuance under the 2021 Plan.
At any time, the number of remaining shares available for future grants against the 750,000 share authorization is determined by: subtracting the number of shares associated with grants that have been issued under the 750,000 share authorization, whether vested or unvested; adding the number of shares associated with those grants that have been either subsequently forfeited or cancelled; and adding the number of shares that were repurchased by the Company at vesting to satisfy employee payroll withholding taxes for grants that were issued against the 750,000 share authorization. Additionally, shares available for issuance under the 2021 Plan include certain shares associated with grants made under the Company’s prior equity compensation plans, as follows: forfeitures and cancellations of grants that occur after May 20, 2021, and shares repurchased by the Company to satisfy employee payroll withholding taxes for grants that vest after May 20, 2021. As of December 30, 2023, there were 609,503 shares of common stock available for issuance pursuant to future equity-based compensation awards under the 2021 Plan.
The Company typically issues new shares of its common stock to participants upon the exercise or vesting of vested grants out of the total amount of common shares available for issuance under the aforementioned plan. The 2021 Plan does not permit the payment of dividends or dividend equivalents on unvested grants that include underlying shares of the Company’s common stock.
During fiscal years 2023, 2022 and 2021, the Company issued service-based and performance-based RSU grants to eligible employees and members of the Company’s board of directors. Each RSU represents a contingent right to receive one share of our common stock at a future date.
Service-Based Restricted Stock Units
Service-based RSUs were issued to eligible employees and members of the Company’s board of directors during fiscal 2023, 2022 and 2021. Service-based RSUs issued to members of the Company’s board of directors typically vest over a one-year service vesting period, although a pro-rated portion of the award may vest and settle prior to the one-year period with the remainder forfeited if the director is not standing for re-election or upon retirement from the Company’s board of directors. Service-based RSUs issued to employees of the Company typically vest ratably over a three-year service vesting period.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for service-based RSUs for fiscal year 2023:

	Number of Awards	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2022	264,360	$55.07
Granted	158,276	$90.49
Vested	(170,066)	$50.30
Forfeited	(50,264)	$75.67
Outstanding as of December 30, 2023	202,306	$82.25
The total fair value of service-based RSUs that vested in fiscal 2023, fiscal 2022, and fiscal 2021 was $14.3 million, $26.8 million and $6.4 million, respectively.
Performance-Based Restricted Stock Units
Performance-based RSUs were issued to eligible employees during fiscal 2023 and 2022. Performance-based RSUs typically vest over a three-year period based on the achievement of performance goals based on three-year cumulative adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) of the Company and three-year average return on working capital (“ROWC”) for the Company. The grant recipient must also complete a three-year service vesting period. As of December 30, 2023, the three-year vesting period and metrics have not been achieved for the performance-based RSUs granted in fiscal 2023 and 2022.
The following table summarizes activity for performance-based RSUs for fiscal year 2023:

	Number of Awards	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2022	61,049	$66.81
Granted	77,785	$92.44
Forfeited	(23,436)	$75.11
Outstanding as of December 30, 2023	115,398	$82.40
Compensation Expense
During fiscal year 2023, 2022 and 2021, the Company recognized share-based compensation expense of $12.1 million, $9.6 million, and $6.6 million, respectively. The Company recognized related income tax benefits in fiscal year 2023, 2022 and 2021 of $2.6 million, $3.8 million, and $1.7 million, respectively.
As of December 30, 2023, there was approximately $11.7 million and $6.2 million of total unrecognized compensation expense related to service-based RSUs and performance-based RSUs, respectively. The unrecognized compensation expense is expected to be recognized over a weighted average term of 2.2 years and 2.2 years for service-based RSUs and performance-based RSUs, respectively.
12. Stockholders' Equity, Earnings Per Share and Share Repurchases
Stockholders’ Equity - Common Stock and Preferred Stock
The Company has authorized 20 million shares of common stock with a par value of $0.01 per share. The Company has only one class of common stock authorized and issued. Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and there are no cumulative voting rights. The Company’s common stock has no preemptive, redemption, conversion or subscription rights. The Company has generally not paid cash dividends on its common stock. Any future dividend payments would be subject to the discretion of the Company’s board of directors and contractual restrictions under the Company’s revolving credit facility and senior secured notes. The BlueLinx Holdings Inc. 2021 Long-Term Incentive Plan does not permit the payment of dividends or dividend equivalents on unvested grants that include underlying shares of the Company’s common stock.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has authorized 30 million shares of preferred stock with a par value of $0.01 per share. The Company has never issued any shares of preferred stock. The Company’s board of directors is authorized to issue, at any time and from time to time, shares of preferred stock in one or more series. The shares of preferred stock in any series can have preferences with respect to the Company’s common stock and other series of preferred stock, and such other rights, restrictions or limitations with respect to voting, dividends, conversion, exchange, redemption and any other matters, as may be set forth by the Company’s board of directors.
Earnings Per Share
The Company calculates basic earnings per share by dividing net income for the period by the weighted average number of common shares outstanding for the period. For rounding purposes when calculating earnings per share, the Company’s policy is to round down to the whole cent.
Diluted earnings per share are calculated using the treasury stock method whereby net income for the period is divided by the weighted average number of common shares outstanding for the period plus the dilutive effect, if any, of shares of stock associated with unvested share-based grants. However, for performance-based share-based grants, the dilutive effect is included only for grants where the performance goals have been actually achieved.
The reconciliation of basic net income and diluted earnings per common share for fiscal 2023, fiscal 2022, and fiscal 2021 were as follows:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
	($ amounts in thousands, except per share amounts)
Net income	$48,536	$296,176	$296,133

Weighted average shares outstanding - Basic	8,987	9,328	9,615
Dilutive effect of share-based awards	7	70	261
Weighted average shares outstanding - Diluted	8,994	9,398	9,876

Basic earnings per share	$5.40	$31.75	$30.80
Diluted earnings per share	$5.39	$31.51	$29.99
Approximately 190,000, 100,000, and 128,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution for fiscal years 2023, 2022, and 2021, respectively, as the awards would have been anti-dilutive for the periods presented.
Share Repurchases
2021/2022 Authorization
On August 23, 2021, the Company’s board of directors approved a stock repurchase program that authorized the Company to repurchase up to $25.0 million of its common stock. During the first quarter of fiscal 2022, the Company repurchased 81,331 shares of its common stock under this program at an average price of $79.03 per share. On May 3, 2022, the Company’s board of directors increased the share repurchase authorization to $100 million and the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase $60 million of its common stock. Under the ASR Agreement, the Company received delivery of 801,015 shares of its common stock in fiscal 2022 at an average price of $74.90 per share. During fiscal 2023, the Company exhausted the remaining available capacity under its stock repurchase program by completing the repurchases of 404,796 shares at an average price of $82.91 through October 2023.
2023 Authorization
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

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of fiscal 2023, the Company repurchased 101,516 shares of its common stock at an average price of $84.43. As of December 30, 2023, there remains $91.4 million repurchase capacity under this authorization.
Common stock repurchases of $42.5 million for fiscal year 2023, as indicated on the Company’s consolidated statement of stockholders’ equity, includes $0.3 million of excise taxes that are included in the cost of the repurchased common stock but have not been remitted per applicable law as of December 30, 2023 and therefore are not included within the $42.1 million of cash used for common stock repurchases indicated on the Company’s consolidated statement of cash flows for fiscal year 2023.
13. Lease Commitments
The Company has operating and finance leases for certain of its distribution facilities, office space, land, mobile fleet, and equipment. Many of these leases are non-cancelable and typically have a defined initial lease term, and some provide options to renew at the Company’s election for specified periods of time. The majority of these leases have remaining lease terms of one to 15 years, some of which include one or more options to extend the leases for five years. These leases generally provide for fixed annual rentals. Certain leases include provisions for escalating rent based on, among other things, contractually defined increases and/or changes in the Consumer Price Index (“CPI”). The known changes to lease payments are included in the lease liability at lease commencement. Unknown changes related to CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, a subset of vehicle lease cost is considered variable. Some leases require the Company to pay taxes, insurance, and maintenance expenses associated with the leased assets. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company determines if an arrangement is a lease at inception and assess lease classification as either operating or finance at lease inception or modification. Operating lease right-of use (“ROU”) assets and liabilities are presented separately on the consolidated balance sheets. Finance lease ROU assets are included in property and equipment and the finance lease obligations are presented separately in the consolidated balance sheets. When a lease does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company has also made the accounting policy election to not separate lease components from non-lease components related to its mobile fleet asset class.
The Company’s finance lease liabilities consist of leases related to equipment and vehicles, and real estate. A majority of the Company’s finance leases relate to real estate. During fiscal 2017 and fiscal 2018, the Company entered into real estate financing transactions on certain of its warehouse facilities. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, the Company entered into long-term leases on the properties having renewal options. The Company accounted for these transactions in accordance with the ASC 840, Leases, which was the lease accounting standard in effect for the Company at the inception of these arrangements. The Company recorded these transactions as finance lease liabilities on its consolidated balance sheet. Gains on these sale-leaseback transactions were deferred and are being recognized into the Company’s earnings. As of December 30, 2023 and December 31, 2022, the remaining unrecognized deferred gains related to these transactions were $70.5 million and $74.3 million, respectively, and these deferred gains are being recognized in earning on a straight-line basis. During fiscal 2023, 2022 and 2021, the Company recognized $3.9 million, $3.9 million, $3.9 million, respectively, of these deferred gains.
The following table presents the assets and liabilities related to the Company’s finance and operating leases as of December 30,

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2023 and December 31, 2022:

Lease assets and liabilities		December 30, 2023	December 31, 2022
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$37,227	$45,717
Finance lease right-of-use assets (1) (2)	Property and equipment, net	138,357	132,748
Total lease right-of-use assets		$175,584	$178,465

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$6,284	$7,432
Finance lease liabilities	Finance lease liabilities - short term	11,178	7,089
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	32,519	40,011
Finance lease liabilities	Finance lease liabilities - long term	274,248	265,986
Total lease liabilities		$324,229	$320,518
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $102.9 million and $90.1 million as of December 30, 2023 and December 31, 2022, respectively.
(2) During fiscal 2023, 2022 and 2021, the Company added fleet assets under finance leases of $19.9 million, $9.1 million and $10.5 million, respectively. These additions did not involve cash outlays and therefore are not included in “Property and equipment investments” within cash flows from investing activities on the Company’s consolidated statements of cash flows.
The components of lease expense were as follows:

Components of lease expense	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022
	(In thousands)
Operating lease cost:
Operating lease cost	$11,485	$11,963	$11,626
Sublease income	(3,334)	(2,704)	(2,555)
Total operating lease costs	$8,151	$9,259	$9,071

Finance lease cost:
Amortization of right-of-use assets	$16,493	$16,350	$15,183
Interest on lease liabilities	24,380	24,469	24,847
Total finance lease costs	$40,873	$40,819	$40,030

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash flow information related to leases was as follows:

Cash flow information	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,671	$11,614	$10,782
Operating cash flows from finance leases	24,380	24,469	24,847
Financing cash flows from finance leases	$9,208	$10,907	$11,175
Non-cash supplemental cash flow information related to leases was as follows:

Non-cash information	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022	Fiscal Year Ended January 1, 2022
	(In thousands)
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	$1,883	$7,968	$5,663
Finance leases	19,861	9,092	10,549
(1) Includes operating lease right-of-use assets obtained in acquisition for fiscal year ended December 31, 2022. See Note 2, Business Combination, for further information.
Supplemental balance sheet information for right-of-use assets related to leases was as follows:

Balance sheet information	December 30, 2023	December 31, 2022
	($ amounts in thousands)
Finance leases
Property and equipment	$241,276	$222,839
Accumulated depreciation	(102,919)	(90,091)
Property and equipment, net	$138,357	$132,748
Weighted Average Remaining Lease Term (in years)
Operating leases	8.88	9.21
Finance leases	19.94	13.97
Weighted Average Discount Rate
Operating leases	8.74%	8.54%
Finance leases	8.84%	8.87%
The major categories of the Company’s finance lease liabilities as of December 30, 2023 and December 31, 2022 are as follows:

Category	December 30, 2023	December 31, 2022
	(In thousands)
Equipment and vehicles	$42,252	$29,300
Real estate	243,174	243,775
Total finance leases	$285,426	$273,075
Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any lease that has a lease term of 12 months or less at commencement. Below is a summary of undiscounted finance

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and operating lease liabilities that have initial terms in excess of one year as of December 30, 2023. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the consolidated balance sheets, including options to extend lease terms that are reasonably certain of being exercised.

	Operating leases	Finance leases
	(In thousands)
2024	$9,949	$36,077
2025	8,950	33,229
2026	5,527	36,794
2027	4,227	31,211
2028	4,005	29,521
Thereafter	24,975	501,292
Total lease payments	$57,633	$668,124
Less: imputed interest	(18,830)	(382,698)
Total	$38,803	$285,426
14. Commitments and Contingencies
Regulatory Matters
Government and regulatory agencies may have the ability to conduct periodic examinations of, and administrative proceedings regarding, the Company’s business operations. The United States Customs and Border Protection (“U.S. Customs”) has gathered initial information from the Company under routine audit procedures, and the initial information gathered suggests that the Company potentially may have underpaid and/or overpaid duties arising from certain classification discrepancies for products imported into the United States as separately entered shipments. The Company is currently evaluating this matter and is working with the U.S. Customs. The Company believes some loss related to underpaid duties is probable, but at this time the Company is not in a position to estimate amounts that it may be required to pay. The Company intends to exercise reasonable care to address the matter in an equitable manner.

Environmental Matters
From time to time, the Company is involved in various proceedings incidental to its businesses and the Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information, the Company believes that adequate liabilities have been accrued for probable losses with respect thereto and receivables recorded for expected receipts from settlements. The Company further believes that, while the ultimate outcome of these matters could be material to the Company’s financial position, results of operations and cash flows in any given reporting period, they will not have a materially adverse effect on the Company’s long-term financial condition, results of operations, or cash flows.
Collective Bargaining Agreements
As of December 30, 2023, the Company employed approximately 2,000 associates and less than one percent of these associates are employed on a part-time basis. Approximately 28% of these associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Six CBAs covering approximately 9% of our associates are up for renewal in fiscal year 2024, of which one has already been renegotiated, one is currently under negotiation, and we expect to renegotiate the remainder before their renewal dates.
Commitments to Purchase Inventory
The Company’s purchase orders are based on near-term needs and are typically fulfilled by vendors within short time horizons. The Company does not have significant agreements for the purchase of inventory specifying minimum quantities or set prices that exceed expected requirements or that cannot be canceled by the Company within 30 to 60 days.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is a measure of income which includes both net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred from recognition in the Company’s consolidated statements of operations. Accumulated other comprehensive income (loss) is separately presented on the consolidated balance sheet as part of total stockholders’ equity.
The changes in accumulated balances for each component of other comprehensive income (loss) for fiscal 2023, fiscal 2022, and fiscal 2021 were as follows:

	Impact of defined benefit pension plan, net of tax	Other, net of tax	Total
	(In thousands)
Balance as of beginning of fiscal 2021, net of tax	$(36,855)	$863	$(35,992)
Other comprehensive income, net of tax (1)	6,610	22	6,632
Balance as of end of fiscal 2021, net of tax	$(30,245)	$885	$(29,360)
Other comprehensive (loss) income, net of tax (2)	(2,430)	378	(2,052)
Balance as of end of fiscal 2022, net of tax	$(32,675)	$1,263	$(31,412)
Other comprehensive income (loss), including tax (3)	32,675	(1,263)	31,412
Balance as of end of fiscal 2023 (4)	$—	$—	$—
`
(1) For fiscal 2021, included $6.6 million of net other comprehensive income, net of deferred taxes of $2.1 million, related to the defined benefit pension plan for actuarial adjustments and amortization of unrecognized amounts from prior years.
(2) For fiscal 2022, included $2.4 million of net other comprehensive loss, net of deferred tax benefit of $0.8 million, related to the defined benefit pension plan for actuarial adjustments and amortization of unrecognized amounts from prior years.
(3) For fiscal 2023, included $32.7 million related to the single-employer defined benefit pension plan, as follows: $(3.1) million net of tax of $1.1 million for actuarial adjustments; $0.9 million net of tax of $(0.3) million for amortization of unrecognized amounts from prior years; and $30.4 million plus tax of $4.5 million for the settlement of the plan and reclassification of these amounts to earnings.
(4) As of the end of fiscal 2023, the Company no longer has any items recorded in accumulated other comprehensive income (loss).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation, as of the end of the period covered by this report, of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize, and report, within time periods specified by the SEC’s rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 30, 2023, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the fiscal year ended December 30, 2023, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2023, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 30, 2023.
The effectiveness of our internal control over financial reporting as of December 30, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our consolidated financial statements for the year ended December 30, 2023.
Ernst & Young LLP’s report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BlueLinx Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BlueLinx Holdings Inc.’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BlueLinx Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Atlanta, Georgia
February 20, 2024

ITEM 9B. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2023.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the applicable disclosures under the captions entitled “Proposal 1: Election of Directors,” “More Information about the Board of Directors,” Communications with the Board of Directors,” “Director Compensation for 2023,” “Audit Committee Report,” “Corporate Governance Guidelines and Code of Ethical Conduct” and “Prohibitions on Hedging and Pledging” in our Proxy Statement for our 2024 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be filed within 120 days after the end of our 2023 fiscal year. Our Code of Ethics is available on our website, BlueLinxCo.com.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the applicable disclosures under the captions entitled “Compensation Discussion and Analysis,” “Human Capital and Compensation Committee Report,” and “Compensation of Executive Officers” in our Proxy Statement to be filed within 120 days after the end of our 2023 fiscal year.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the applicable disclosure under the captions entitled “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement to be filed within 120 days after the end of our 2023 fiscal year.
Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the exercise of options and other awards made under our existing equity compensation plans as of December 30, 2023. Our stockholder-approved equity compensation plan now consists of the BlueLinx Holdings Inc. 2021 Long-Term Incentive Plan, which was approved by our shareholders effective May 20, 2021 and authorizes up to 750,000 shares of our common stock to be issued for grants of our common stock and for options to purchase our common stock. At any time, the number of remaining shares available for future grants against the 750,000 share authorization is determined by: subtracting the number of shares associated with grants that have been issued under the 750,000 share authorization, whether vested or unvested; adding the number of shares associated with those grants that have been either subsequently forfeited or cancelled; and adding the number of shares that were repurchased by the Company at vesting to satisfy employee payroll withholding taxes for grants that were issued against the 750,000 share authorization. Additionally, shares available for issuance under the BlueLinx Holdings Inc. 2021 Long-Term Incentive Plan include certain shares associated with grants made under the Company’s prior equity compensation plans, as follows: forfeitures and cancellations of grants that occur after May 20, 2021; and shares repurchased by the Company to satisfy employee payroll withholding taxes for grants that vest after May 20, 2021.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—	$—	609,503
Equity compensation plans not approved by security holders (1)	n/a	n/a	n/a
Total	—	$—	609,503
(1) We do not have any non-stockholder approved equity compensation plans.
Other information required by this item is set forth under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement referenced above and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the applicable disclosure under the captions entitled “Certain Relationships and Related Transactions” and “More Information About the Board of Directors” in our Proxy Statement to be filed within 120 days after the end of our 2023 fiscal year.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the applicable disclosure under the caption entitled “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed within 120 days after the end of our 2023 fiscal year.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Financial Statements, Schedules, and Exhibits
1. Financial Statements. The Financial Statements of BlueLinx Holdings Inc. and subsidiaries and the Report of Independent Registered Public Accounting Firm are presented under Item 8 of this Form 10-K.
2. Financial Statement Schedules. Omitted because the information is not required or because the information required is included in the financial statements or notes thereto in Item 8 of this Form 10-K.
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

3.3	Third Amended and Restated ByLaws of BlueLinx (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November, 21 2023)
3.4	Second Amended and Restated ByLaws of BlueLinx (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2018)
4.1	Description of Registrant’s Securities *
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

Exhibit Number	Item
10.9
Employment Agreement between BlueLinx Corporation and Kelly C. Janzen, dated March 2, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020) ±

10.10
BlueLinx Holdings Inc, Amended and Restated Short-Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2017) ±

10.11	BlueLinx Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.12	Form of Executive Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.13	Revised Form of Executive Restrictive Covenant Agreement ± *
10.14
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

10.15
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

10.16
Amended and Restated Guaranty and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.17
Employment Agreement by and among BlueLinx Corporation, BlueLinx Holdings Inc. and Dwight Gibson, dated April 15, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2021) ±

10.18
BlueLinx Holdings Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 20, 2021) ±

10.19
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

10.20
First Amendment to Employment Agreement, by and between BlueLinx Corporation and Dwight Gibson, dated June 24, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

10.21
Form of 2021 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

10.22
BlueLinx Holdings Inc. 2021 Long-Term Equity Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

10.23
Award Agreement between BlueLinx Holdings Inc., BlueLinx Corporation and Dwight Gibson, dated June 24, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

10.24
Form of 2022 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022) ±

10.25
Form of 2022 Performance-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022) ±

10.26
Transition Agreement between BlueLinx Corporation and Shyam K. Reddy, dated September 29, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2022) ±

10.27
Stock Purchase Agreement, dated October 3, 2022, by and among BlueLinx Corporation, Vandermeer Forest Products, Inc. and David. J. Staudacher (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 3, 2022)

Exhibit Number	Item
10.28 .
Amended Transition Agreement between BlueLinx Corporation and Shyam K. Reddy, dated December 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2022) ±

10.29
Separation and Release Agreement, dated March 21, 2023, between BlueLinx Corporation and Dwight Gibson (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2023) ±.

10.30
Employment Agreement, dated March 21, 2023, between the Company, BlueLinx Corporation and Shyam Reddy (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2023 ±.

10.31
Offer Letter dated February 9, 2022, between BlueLinx Corporation and Kevin Henry (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 2, 2023) ±.

10.32
Third Amendment to the Amended and Restated Credit Agreement, dated June 27, 2023, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 1, 2023).

10.33
Employment Agreement, dated July 6, 2023, between BlueLinx Holdings Inc. and Andrew Warner (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on October 31, 2023) ±.

10.34
Transition Agreement, dated July 6, 2023, between BlueLinx Holdings Inc. and Kelly C. Janzen (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on October 31, 2023) ±.

10.35	Form of 2023 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± *
10.36	Form of 2023 Performance-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± *
10.37	Form of 2023 Director Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± *
21.1	List of subsidiaries of the Company*
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Shyam Reddy, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Andrew Wamser, Chief Financial Officer and Senior Vice President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Shyam Reddy, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Andrew Wamser, Chief Financial Officer and Senior Vice President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	BlueLinx Holdings Inc. Policy on Recovery of Erroneously Awarded Incentive-Based Compensation, effective as of November 15, 2023*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document *
101.SCH	XBRL Taxonomy Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.

**	Exhibit is being furnished and shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to liability under that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference.

±	Management contract or compensatory plan or arrangement.

(A)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-118750) filed with the Securities and Exchange Commission on October 1, 2004.

ITEM 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BlueLinx Holdings Inc.
(Registrant)
By: /s/ Shyam K. Reddy
Shyam K. Reddy
President and Chief Executive Officer
Date: February 20, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
Name

/s/ Shyam K. Reddy	President, Chief Executive Officer and Director	February 20, 2024
Shyam K. Reddy

/s/ Andrew Wamser	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2024
Andrew Wamser

/s/ Kimberly DeBrock	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2024
Kimberly DeBrock

/s/ Kim S. Fennebresque	Chairman	February 20, 2024
Kim S. Fennebresque

/s/ Anuj Dhanda	Director	February 20, 2024
Anuj Dhanda

/s/ Dominic DiNapoli	Director	February 20, 2024
Dominic DiNapoli

/s/ Keith A. Haas	Director	February 20, 2024
Keith A. Haas

/s/ Mitchell B. Lewis	Director	February 20, 2024
Mitchell B. Lewis

/s/ J. David Smith	Director	February 20, 2024
J. David Smith

/s/ Carol B. Yancey	Director	February 20, 2024
Carol B. Yancey

/s/ Marietta Edmunds Zakas	Director	February 20, 2024
Marietta Edmunds Zakas