Form 10-Q
period 2024-03-30
BlueLinx Holdings Inc.
filed 2024-04-30
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 26, 2024, there were 8,661,741 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended March 30, 2024

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$726,244	$797,904
Cost of products sold	598,563	664,365
Gross profit	127,681	133,539
Operating expenses (income):
Selling, general, and administrative	91,250	91,174
Depreciation and amortization	9,433	7,718
Amortization of deferred gains on real estate	(984)	(984)
Other operating expenses	314	3,116
Total operating expenses	100,013	101,024
Operating income	27,668	32,515
Non-operating expenses:
Interest expense, net	4,624	7,687
Other expense, net	—	594
Income before provision for income taxes	23,044	24,234
Provision for income taxes	5,552	6,422
Net income	$17,492	$17,812

Basic earnings per share	$2.02	$1.96
Diluted earnings per share	$2.00	$1.94

Comprehensive income:
Net income	$17,492	$17,812
Other comprehensive income:
Amortization of unrecognized pension gain, net of tax	—	239
Other	—	(11)
Total other comprehensive income	—	228
Comprehensive income	$17,492	$18,040

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 30, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$481,309	$521,743
Receivables, less allowances of $3,293 and $3,398, respectively	288,244	228,410
Inventories, net	370,942	343,638
Other current assets	32,165	26,608
Total current assets	1,172,660	1,120,399
Property and equipment, at cost	406,918	396,321
Accumulated depreciation	(175,757)	(170,334)
Property and equipment, net	231,161	225,987
Operating lease right-of-use assets	34,869	37,227
Goodwill	55,372	55,372
Intangible assets, net	29,768	30,792
Deferred income tax asset, net	53,629	53,256
Other non-current assets	14,186	14,568
Total assets	$1,591,645	$1,537,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,715	$157,931
Accrued compensation	13,642	14,273
Finance lease liabilities - current	12,157	11,178
Operating lease liabilities - current	5,824	6,284
Real estate deferred gains - current	3,935	3,935
Other current liabilities	41,873	24,961
Total current liabilities	249,146	218,562
Long-term debt	294,073	293,743
Finance lease liabilities - noncurrent	279,910	274,248
Operating lease liabilities - noncurrent	30,248	32,519
Real estate deferred gains - noncurrent	65,648	66,599
Other non-current liabilities	19,399	17,644
Total liabilities	938,424	903,315
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value, 30,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized, 8,661,738 and 8,650,046 outstanding, respectively	87	87
Additional paid-in capital	166,503	165,060
Retained earnings	486,631	469,139
Total stockholders’ equity	653,221	634,286
Total liabilities and stockholders’ equity	$1,591,645	$1,537,601

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, December 30, 2023	8,650	$87	$165,060	$469,139	$634,286
Net income	—	—	—	17,492	17,492
Vesting of restricted stock units	19	(a)	(a)	—	—
Compensation related to share-based grants	—	—	2,350	—	2,350
Repurchase of shares to satisfy employee tax withholdings	(7)	—	(907)	—	(907)
Balance, March 30, 2024	8,662	$87	$166,503	$486,631	$653,221
(a) Activity rounds to less than one thousand dollars.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, December 31, 2022	9,049	$90	$200,748	$(31,412)	$420,603	$590,029
Net income	—	—	—	—	17,812	17,812
Other comprehensive income	—	—	—	228	—	228
Vesting of restricted stock units	67	1	(1)	—	—	—
Compensation related to share-based grants	—	—	4,569	—	—	4,569
Repurchase of shares to satisfy employee tax withholdings	(8)	—	(570)	—	—	(570)
Obligation for repurchase of shares to satisfy employee tax withholdings	(19)		(1,319)	—	—	(1,319)
Balance, April 1, 2023	9,089	$91	$203,427	$(31,184)	$438,415	$610,749

There has been no activity for Preferred Stock.

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income	$17,492	$17,812
Adjustments to reconcile net income to cash (used in) provided by operations:
Depreciation and amortization	9,433	7,718
Amortization of debt discount and issuance costs	330	329
Provision for deferred income taxes	(373)	213
Amortization of deferred gains from real estate	(984)	(984)
Share-based compensation	2,350	4,569
Changes in operating assets and liabilities:
Accounts receivable	(59,834)	(47,333)
Inventories	(27,304)	74,989
Accounts payable	13,784	25,420
Other current assets	(5,557)	5,953
Other assets and liabilities	19,528	279
Net cash (used in) provided by operating activities	(31,135)	88,965

Cash flows from investing activities:
Proceeds from sale of assets	127	37
Property and equipment investments	(5,447)	(9,008)
Net cash used in investing activities	(5,320)	(8,971)

Cash flows from financing activities:
Repurchase of shares to satisfy employee tax withholdings	(907)	(570)
Principal payments on finance lease liabilities	(3,072)	(2,133)
Net cash used in financing activities	(3,979)	(2,703)

Net change in cash and cash equivalents	(40,434)	77,291
Cash and cash equivalents at beginning of period	521,743	298,943
Cash and cash equivalents at end of period	$481,309	$376,234

Supplemental cash flow information:
Interest paid during the period	$6,796	$6,190
Taxes paid during the period	$1,342	$—

Non-cash transactions:
Obligation for repurchase of shares to satisfy employee tax withholdings	$—	$1,319

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2024
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
BlueLinx Holdings Inc., including consolidated subsidiaries (collectively, the “Company”), is a leading wholesale distributor of residential and commercial building products in the United States. The Company is a two-step distributor and purchases products from manufacturers and distributes those products to dealers and other suppliers in local markets, who then sell those products to end users. The Company carries a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood, siding, moulding and millwork, outdoor living, specialty lumber and panels, and industrial products. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. The Company also provides a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for its customers and suppliers, while enhancing their marketing and inventory management capabilities.
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared using generally accepted accounting principles in the United States (“GAAP”) and the interim reporting guidance of the U.S. Securities and Exchange Commission (“SEC”). The Company is composed of a single reportable segment for financial reporting purposes. The Company’s consolidated balance sheet as of December 30, 2023 contained herein was derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2024. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s results of operations and comprehensive income for the three months ended March 30, 2024 and April 1, 2023, financial condition as of March 30, 2024 and December 30, 2023, changes in stockholders’ equity for the three months ended March 30, 2024 and April 1, 2023, and cash flows for the three months ended March 30, 2024 and April 1, 2023.

The Company has condensed or omitted certain notes and other information from the unaudited condensed consolidated financial statements presented in this report. Therefore, these condensed financial statements and accompanying notes should be read in conjunction with the Company’s 2023 Form 10-K. The results for the three months ended March 30, 2024 are not necessarily indicative of results that may be expected for the full fiscal year ending December 28, 2024, or any other interim period.
The Company operates on a 5-4-4 fiscal calendar and its fiscal year ends on the Saturday closest to December 31st of each fiscal year and may comprise 53 weeks in certain years. Fiscal 2024 contains 52 weeks and will end on December 28, 2024. Fiscal 2023 contained 52 weeks and ended on December 30, 2023.
The fair value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.
Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates based on assumptions about current and, for some estimates, future economic and market conditions, which affect reported amounts and related disclosures in the Company’s financial statements. Although current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from management’s expectations, which could materially affect the Company’s results of operations and financial position.

Significant Accounting Policies
The Company has made no material changes to its significant accounting policies described in the notes to its consolidated financial statement included in its 2023 Form 10-K. The Company did not adopt any new accounting standards during the fiscal year ended December 30, 2023, or the three months ended March 30, 2024.
Recent Accounting Standards - Adoption Pending
Segment Reporting Improvements. On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The FASB issued the new guidance primarily to provide financial statement users with more disaggregated expense information about a public business entity’s (“PBE”) reportable segment(s). This ASU will require PBEs to provide incremental disclosures related to the entity’s reportable segment(s), including disclosures for expenses that are both 1) significant to each reportable segment and are provided regularly to the Chief Operating Decision Maker (“CODM”) or easily computed from information regularly provided to the CODM and 2) included in the reported measure of segment profit or loss used by the CODM to assess performance and allocate resources. If a PBE does not disclose any significant segment expenses for a reportable segment, it is required to disclose narratively the nature of the expenses used by the CODM to manage each segment’s operations. Under the provisions of this ASU, all of the disclosures required in the segment guidance, including disclosing a measure of segment profit or loss used by the CODM and reporting significant segment expenses, applies to all PBEs, including those with a single operating or reportable segment. However, this ASU does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. ASU 2023-07 will be effective for the Company’s annual reporting period for fiscal 2024 and all interim reporting periods beginning in fiscal 2025. At adoption, the disclosures are retrospectively presented for all comparative periods presented. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

Income Tax Disclosure Improvement. On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The ASU’s disclosure requirements apply to all entities subject to Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). The overall objective of these disclosure requirements is for an entity, particularly an entity operating in multiple jurisdictions, to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate. ASU 2023-09 will be effective for the Company for the fiscal 2025 annual reporting period. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-09.

2. Inventories
The Company’s inventories consist almost entirely of finished goods inventory, with a very limited amount of work-in-process inventory. The cost of all inventories is determined by the moving average cost method. The Company included all material charges directly incurred in bringing inventory to its existing condition and location, including the cost of inbound freight, volume incentives, inventory adjustments, tariffs, duties and other import fees. The Company evaluates its inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at the lower of cost or net realizable value, which also considers items that may be considered damaged, excess, and obsolete inventory. As of March 30, 2024, the Company assessed the carrying value of its inventory and determined it was presented at the lower of cost or net realizable value and that a reserve was not necessary. As of December 30, 2023, the Company also had no such inventory reserve.

Substantially all of the amount reported in Cost of products sold on the Company’s consolidated statement of operations is composed of costs incurred to purchase inventory that is subsequently resold to customers, including costs related to import duties and tariffs. Import duties and tariffs are not typically passed through to customers as separately billed charges. Certain import duties are classified by the U.S. Department of Commerce (the “Commerce Department”) as “antidumping or countervailing duties,” and these duties may be subject to periodic review and adjustments by the Commerce Department through a process known as a trade remedy administrative review, which can result in both retroactive and prospective adjustments to duty rates. At the time of importation, the Company tenders antidumping duty and countervailing duty cash deposits (as use of that term has been defined by the Commerce Department) to the U.S. Customs and Border Protection (“U.S.

Customs”) and accounts for duties and tariffs based on the then-current rates in effect, and records any retroactive adjustments in the period in which U.S. Customs determines final duty rates at the time entries subject to antidumping and countervailing duties liquidate (as use of that term has been defined by the Commerce Department), typically through the resolution of a trade remedy administrative review proceeding. During the three months ended March 30, 2024, the Company received refunds of $16.9 million, plus interest of $2.0 million, related to retroactive adjustments associated with certain antidumping duties for imported wood moulding and millwork products. The antidumping duty cash deposits were originally paid and accounted for by the Company in prior reporting periods at the then-current rates. Impacted inventories have since been sold. These adjustment amounts are reflected in Costs of products sold and Interest expense, net, respectively, on the Company’s unaudited condensed consolidated statement of operations for the three months ended March 30, 2024. See Note 9, Commitments and Contingencies, for disclosure concerning another matter related to import duties.

3. Goodwill and Other Intangible Assets
As a result of merger and acquisition activities, the Company’s consolidated balance sheet reflects goodwill along with other intangible assets for customer relationships, noncompete agreements, and trade names. As of March 30, 2024, the only changes since December 30, 2023 were for amortization of intangible assets.
Goodwill
The Company does not amortize its goodwill but must assess its goodwill for impairment at least annually, either quantitatively or qualitatively. Under GAAP, goodwill is assessed at the reporting unit level. Since the Company is composed of one reporting unit, the Company’s goodwill is assessed at the enterprise level. The most recent scheduled annual impairment assessment for goodwill was conducted quantitatively as of October 1, 2023. Based on that assessment, the Company’s management, with the assistance of an independent expert, concluded that goodwill was not impaired, meaning the fair value of the enterprise exceeded the carrying value of the enterprise, including goodwill.
In addition to the annual impairment assessments described above, the Company will assess for impairment between the annual impairment assessments if events occur, or circumstances materially change, that indicate a potential goodwill impairment may exists. During the three months ended March 30, 2024, the Company did not note any indicators of potential impairment for its goodwill.
As of March 30, 2024 and December 30, 2023, the carrying value of the Company’s goodwill was $55.4 million.
Definite-Lived Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of the Company definite-lived intangible assets at March 30, 2024 were as follows:

Intangible Asset	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amounts	Accumulated Amortization(1)	Net Carrying Amounts
		($ in thousands)
Customer relationships	9	$48,500	$(19,722)	$28,778
Noncompete agreements	4	8,954	(8,464)	490
Trade names	2	7,826	(7,326)	500
Total		$65,280	$(35,512)	$29,768

(1) Intangible assets except customer relationships are amortized on straight line basis. Certain of our customer relationships are amortized on a double declining balance method and certain others are amortized on a straight line basis.
Amortization Expense
Amortization expense for definite-lived intangible assets was approximately $1.0 million and $1.1 million for the three-months ended March 30, 2024 and April 1, 2023, respectively.

Estimated amortization expense for definite-lived intangible assets for the remaining portion of 2024 and the next five fiscal years is as follows:

Fiscal Year	Estimated Amortization
(In thousands)
2024	$2,897
2025	3,765
2026	3,471
2027	3,340
2028	3,340
2029	3,340

4. Revenue Recognition
The following table presents the Company’s revenues disaggregated by product type. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
Product type	March 30, 2024	April 1, 2023
	(In thousands)
Specialty products	$503,834	$567,838
Structural products	222,410	230,066
Total net sales	$726,244	$797,904

The following table presents the Company’s revenues disaggregated by sales channel. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
Sales channel	March 30, 2024	April 1, 2023
	(In thousands)
Warehouse and reload	$591,768	$686,632
Direct	149,750	127,095
Customer discounts and rebates	(15,274)	(15,823)
Total net sales	$726,244	$797,904

Warehouse sales are delivered from Company warehouses. Reload sales are similar to warehouse sales but are shipped from warehouses, most of which are operated by third parties, where the Company stores owned products to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from Company warehouses, and to distribute large volumes of imported products from port facilities. Direct sales are shipped from the manufacturer to the customer without the Company taking physical possession of the inventory and, as a result, typically generate lower margins than warehouse and reload distribution channels but require lower amount of committed capital and fixed costs.

Performance obligations in contracts with customers generally consist solely of delivery of goods.

5. Debt and Finance Leases

As of March 30, 2024 and December 30, 2023, outstanding debt and finance leases consisted of the following:

	March 30, 2024	December 30, 2023
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Finance lease obligations (3)	292,067	285,426
	592,067	585,426
Unamortized debt issuance costs	(3,043)	(3,246)
Unamortized bond discount costs	(2,884)	(3,011)
	586,140	579,169
Less: current portions of finance lease obligations	12,157	11,178
Total debt and finance lease obligations, net of current portions	$573,983	$567,991

(1)As of March 30, 2024 and December 30, 2023, long-term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the long-term debt caption of our consolidated balance sheets at $294.1 million and $293.7 million as of March 30, 2024 and December 30, 2023, respectively. This presentation is net of discount of $2.9 million and $3.0 million and the combined carrying value of debt issuance costs of $3.0 million and $3.2 million as of March 30, 2024 and December 30, 2023, respectively. The senior secured notes are presented in the above table at face value and have an annual interest rate of 6.0% through maturity.

(2) No borrowings were outstanding on this revolving credit facility during the three months ended March 30, 2024 or fiscal year 2023. Available borrowing capacity under this revolving credit facility was $346.5 million as of March 30, 2024 and December 30, 2023. The available borrowing capacity reflects undrawn letters of credit.

(3) Refer to Note 8, Lease Commitments, for interest rates associated with finance lease obligations.

Interest expense, net on the Company’s unaudited condensed consolidated statements of operations for the three months ended March 30, 2024 and April 1, 2023 consists of interest expense of $13.1 million and $11.3 million, respectively, and interest income of $8.5 million and $3.6 million, respectively. Interest expense reflects amortization of debt issuance costs and bond discount costs of $0.3 million and $0.3 million for first quarter 2024 and first quarter 2023, respectively. Included in interest income for the three months ended March 30, 2024 is $2.0 million received with refunds from U.S. Customs for antidumping import duties (see Note 2, Inventories). Interest expense for the three months ended March 30, 2024 also includes $1.6 million of accrued estimated interest expense related to import duties that the Company believes it may owe (see Note 9, Commitments and Contingencies).

Senior Secured Notes

In October 2021, the Company and certain subsidiaries completed a private offering of $300.0 million of 6.0% percent senior secured notes due 2029 (the “2029 Notes”), and in connection therewith we entered into an indenture (the “Indenture”) with the subsidiary guarantors and Truist Bank, as trustee and collateral agent. The 2029 Notes were issued to investors at 98.625% of their principal amount. The 2029 Notes are secured by a first-priority security interest in substantially all of the Company’s assets, other than accounts receivables, inventory, deposit accounts, securities accounts, business interruption insurance and other related assets. The 2029 Notes are scheduled to mature on November 15, 2029, however at the sole discretion of the Company, the notes may be redeemed, in whole or in part, prior to scheduled maturity. Early redemptions made by the Company prior to November 15, 2026 would require the Company to pay a redemption premium, as defined in the Indenture. Interest expense for the 2029 Notes totaled $4.5 million for the three months ended March 30, 2024 and April 1, 2023.

As of March 30, 2024 and December 30, 2023, the fair value of the Company’s 2029 Notes was approximately $291.9 million and $273.2 million, respectively, which were estimated from inputs that are designated as Level 2 in the fair value hierarchy. The Company’s valuation technique is based primarily on observable market prices in less active markets.

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
As of March 30, 2024, the Company had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $827.8 million under our Revolving Credit Facility. As of December 30, 2023, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $868.2 million under our Revolving Credit Facility. Available borrowing capacity under our Revolving Credit Facility was $346.5 million on March 30, 2024 and $346.5 million December 30, 2023.
Debt Covenants
The Revolving Credit Facility and the 2029 Notes contain various covenants and restrictions, including customary financial covenants. The Company’s right to make draws on the Revolving Credit Facility may be conditioned upon, among other things, compliance with these covenants. The Company was in compliance with all covenants as of March 30, 2024 and December 30, 2023. These covenants also limit the Company’s ability to, among other things: incur additional debt; grant liens on assets; make investments; repurchase stock; pay dividends and make distributions; sell or acquire assets, including certain real estate assets, outside the ordinary course of business; engage in transactions with affiliates; and make fundamental business changes.
Finance Lease Obligations
The Company’s finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 8, Lease Commitments.

6. Net Periodic Pension Cost
As previously disclosed, effective December 5, 2023, the Company settled its noncontributory defined benefit pension plan (the “DB Plan”) by purchasing an irrevocable nonparticipating annuity contract with an insurance company (the “buy-out contract”). The buyout contract met the requirements for a settlement, as that term is defined in ASC No. 715, Compensation-Retirement Benefits, and the DB Plan and Company, as sponsor, were relieved of primary responsibility for the benefits obligations. Prior to settlement, during the three months ended April 1, 2023 the Company incurred the following net periodic pension cost:

Three Months Ended
April 1, 2023
(In thousands)
Service cost (1)	$—
Interest cost on projected benefit obligation	1,104
Expected return on plan assets	(812)
Amortization of unrecognized gain	302
Net periodic pension cost	$594
(1) Service cost was not a part of net periodic pension benefit since the pension plan was frozen for all participants.
The net periodic pension cost is included in other expense, net in the Company’s unaudited condensed consolidated statement of operations and comprehensive income.

7. Share-Based Compensation
During the three months ended March 30, 2024 and April 1, 2023, the Company incurred stock compensation expense of $2.4 million and $4.6 million, respectively. Stock compensation expense for the three months ended April 1, 2023 included the acceleration of unrecognized compensation cost in conjunction with announced leadership transitions that occurred in 2023.
As of April 1, 2023, $1.3 million was accrued for tax withholding obligations of the Company’s employees upon vesting of restricted stock unit awards. This was presented as a non-cash transaction in the Company’s unaudited condensed consolidated statement of cash flows.
8. Lease Commitments
The Company has operating and finance leases for certain of its distribution facilities, office space, land, mobile fleet, and equipment. Many of these leases are non-cancelable and typically have a defined initial lease term, and some provide options to renew at the Company’s election for specified periods of time. The majority of these leases have remaining lease terms of one to 15 years, some of which include one or more options to extend the leases for typically five years. The Company’s leases generally provide for fixed annual rentals. Certain leases include provisions for escalating rent based on, among other things, contractually defined increases and/or changes in the Consumer Price Index (“CPI”). The known changes to lease payments are included in the lease liability at lease commencement. Unknown changes related to CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, a subset of vehicle lease cost is considered variable. Some leases require the Company to pay taxes, insurance, and maintenance expenses associated with the leased assets. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company determines if an arrangement is a lease at inception and assesses lease classification as either operating or finance at lease inception or modification. Operating lease right-of use (“ROU”) assets and liabilities are presented separately on the Company’s consolidated balance sheets. Finance lease ROU assets are included in property and equipment and the finance lease obligations are presented separately in the Company’s consolidated balance sheets. When a lease does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company has also made the accounting policy election to not separate lease components from non-lease components related to our mobile fleet asset class.

The Company’s finance lease liabilities consist of leases related to equipment and vehicles, and real estate. A majority of the Company’s finance leases relate to real estate. During fiscal 2017 and fiscal 2018, the Company entered into real estate financing transactions on certain of its warehouse facilities. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, the Company entered into long-term leases on the properties having renewal options. The Company accounted for these transactions in accordance with the ASC 840, Leases, which was the lease accounting standard in effect for the Company at the inception of these arrangements. The Company recorded these transactions as finance lease liabilities on its consolidated balance sheet. Gains on these sale-leaseback transactions were deferred and are being recognized into the Company’s earnings. As of March 30, 2024 and December 30, 2023, the remaining unrecognized deferred gains related to these transactions were $69.6 million and $70.5 million, respectively, and these deferred gains are being recognized in earning on a straight-line basis. During the first quarters of fiscal 2024 and 2023, the Company recognized $1.0 million of these deferred gains in each quarter.
The following table presents the assets and liabilities related to the Company’s leases as of March 30, 2024 and December 30, 2023:

Lease assets and liabilities		March 30, 2024	December 30, 2023
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$34,869	$37,227
Finance lease right-of-use assets (1)	Property and equipment, net	141,570	138,357
Total lease right-of-use assets		$176,439	$175,584

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities - current	$5,824	$6,284
Finance lease liabilities	Finance lease liabilities - current	12,157	11,178
Non-current portion:
Operating lease liabilities	Operating lease liabilities - noncurrent	30,248	32,519
Finance lease liabilities	Finance lease liabilities - noncurrent	279,910	274,248
Total lease liabilities		$328,139	$324,229
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $102.4 million and $102.9 million as of March 30, 2024 and December 30, 2023, respectively.

The components of lease expense were as follows:

	Three Months Ended
Components of lease expense	March 30, 2024	April 1, 2023
	(In thousands)
Operating lease cost:
Operating lease cost	$2,446	$2,918
Sublease income	(861)	(578)
Total operating lease costs	$1,585	$2,340

Finance lease cost:
Amortization of right-of-use assets	$4,736	$2,089
Interest on lease liabilities	6,291	6,044
Total finance lease costs	$11,027	$8,133

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
Cash flow information	March 30, 2024	April 1, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,509	$3,458
Operating cash flows from finance leases	$6,291	$6,044
Financing cash flows from finance leases	$3,072	$2,133
Non-cash supplemental cash flow information related to leases was as follows:

	Three Months Ended
Non-cash information	March 30, 2024	April 1, 2023
	(In thousands)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Finance leases	$8,177	$—

Supplemental balance sheet information related to leases was as follows:

Balance sheet information	March 30, 2024	December 30, 2023
	($ in thousands)
Finance leases
Property and equipment	$243,920	$241,276
Accumulated depreciation	(102,350)	(102,919)
Property and equipment, net	$141,570	$138,357
Weighted Average Remaining Lease Term (in years)
Operating leases	8.97	8.88
Finance leases	18.35	19.94
Weighted Average Discount Rate
Operating leases	8.79%	8.74%
Finance leases	8.85%	8.84%
The major categories of the Company’s finance lease liabilities as of March 30, 2024 and December 30, 2023 are as follows:

Category	March 30, 2024	December 30, 2023
	(In thousands)
Equipment and vehicles	$48,445	$42,252
Real estate	243,622	243,174
Total finance leases	$292,067	$285,426
Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of March 30, 2024. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the unaudited condensed consolidated balance sheet, including options to extend lease terms that are reasonably certain of being exercised.

Fiscal year	Operating leases	Finance leases
	(In thousands)
2024	$7,257	$28,661
2025	8,768	33,374
2026	5,344	36,810
2027	4,044	31,223
2028	3,914	31,316
Thereafter	24,976	500,233
Total lease payments	$54,303	$661,617
Less: imputed interest	(18,231)	(369,550)
Total	$36,072	$292,067

9. Commitments and Contingencies
Regulatory Matters
Government and regulatory agencies may have the ability to conduct routine audits and periodic examinations of, and administrative proceedings regarding, the Company’s business operations. As previously disclosed, U.S. Customs gathered initial information from the Company under routine audit procedures, and the information indicated that the Company potentially underpaid duties in prior periods arising from certain classification discrepancies for products imported into the United States as separately entered shipments. In working with the U.S. Customs, the Company has exercised reasonable care to address this matter in an equitable and expeditious manner through the filing of a prior disclosure submission with U.S. Customs and now estimates that it will be required to pay approximately $10.4 million, excluding any interest. The Company accrued this estimated amount in the first quarter of 2024 and it is reflected in Other current liabilities and in Costs of products sold on the Company’s unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of operations as of and for the three months ended March 30, 2024. See Note 2, Inventories, for disclosure concerning another matter related to import duties.
Environmental Matters
From time to time, the Company is involved in various proceedings incidental to its business and the Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information, the Company believes that adequate liabilities have been accrued for probable losses with respect thereto and receivables recorded for expected receipts from settlements. The Company further believes that, while the ultimate outcome of these matters could be material to the Company’s financial position, results of operations and cash flows in any given reporting period, they will not have a materially adverse effect on the Company’s long-term financial condition, results of operations, or cash flows.
Collective Bargaining Agreements
As of March 30, 2024, approximately 20% of the Company’s employees were represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Three CBAs covering approximately 3.5% of the Company’s employees are up for renewal in the remainder of fiscal 2024, of which one has already been renegotiated, one is currently under negotiations, and one is expected to be renegotiated before their renewal dates.
10. Accumulated Other Comprehensive Loss
As of March 30, 2024 and December 30, 2023, the Company had no accumulated other comprehensive income or loss. As of April 1, 2023, the components of accumulated other comprehensive loss were as follows:

	Defined Benefit Pension Plan, Net of Tax	Other	Total Accumulated Other Comprehensive Loss, Net of Tax

April 1, 2023 balance	$(32,436)	$1,252	$(31,184)
11. Income Taxes

Effective Income Tax Rate

The Company’s effective tax rate for the three months ended March 30, 2024 and April 1, 2023 was 24.1 percent and 26.5 percent, respectively. For the full fiscal year ending December 28, 2024, the Company estimates that its annual effective income tax rate will be approximately 26%.

The Company’s effective tax rates for the three months ended March 30, 2024 and April 1, 2023 were impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by a benefit from the vesting of restricted stock units, which occurred during each period. Additionally, the effective income tax rate for the three months ended March 30, 2024 was impacted by a partial release of the valuation allowance for deferred income tax assets due to a state income tax adjustment.

12. Earnings Per Share and Stockholders' Equity
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
The reconciliation of basic net income and diluted net earnings per common share for the three-month periods ended March 30, 2024 and April 1, 2023 were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
	(In thousands, except per share data)

Net income	$17,492	$17,812

Weighted average shares outstanding - Basic	8,653	9,059
Dilutive effect of share-based awards	88	98
Weighted average shares outstanding - Diluted	8,741	9,157

Basic earnings per share	$2.02	$1.96
Diluted earnings per share	$2.00	$1.94
Approximately 114,000 and 78,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended March 30, 2024 and April 1, 2023, respectively, as the awards would have been anti-dilutive for the periods presented.
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
During the three months ended March 30, 2024, the Company did not repurchase any of its common shares. As of March 30, 2024, there remained $91.4 million repurchase capacity under this authorization.
2021/2022 Authorization
On August 23, 2021, the Company’s board of directors approved a stock repurchase program that authorized the Company to repurchase up to $25.0 million of its common stock. On May 3, 2022, the Company’s board of directors increased the share repurchase authorization to $100 million. During the three months ended April 1, 2023, the Company did not repurchase any shares of its common stock under the 2021/2022 authorization. Between April 2023 and October 2023, the Company exhausted the remaining available capacity under the 2021/2022 authorization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report” or “Form 10-Q”) contains forward-looking statements. Forward-looking statements include, without limitation, any statements that predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “could,” “expect,” “estimate,” “intend,” “may,” “project,” “plan,” “should,” “will,” “will be,” “will likely continue,” “will likely result” “would,” or words or phrases of similar meaning. Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. The forward-looking statements in this report include statements about anticipated effects of adopting certain accounting standards; estimated future annual amortization expense; potential changes to estimates made in connection with revenue recognition; the expected outcome of legal proceedings; industry conditions; seasonality; liquidity and capital resources; our confidence in the Company’s long-term growth strategy; our ability to capitalize on supplier-led price increases and our value-added services; our areas of focus and management initiatives; the demand outlook for construction materials and expectations regarding new home construction, repair and remodel activity and continued investment in existing and new homes; our positioning for long-term value creation; our efforts and ability to generate profitable growth; our ability to increase net sales in specialty product categories; our ability to generate profits and cash from sales of specialty products; our multi-year capital allocation plans; our ability to manage volatility in wood-based commodities; our improvement in execution and productivity; our efforts and ability to maintain a disciplined capital structure and capital allocation strategy; our ability to maintain a strong balance sheet; our ability to focus on operating improvement initiatives and commercial excellence; and whether or not the Company will continue any share repurchases.
These risks and uncertainties also include those discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2023, those discussed elsewhere in this Form 10-Q, and in future reports that we file with the SEC.
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
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for fiscal year 2023.
In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information due to the factors discussed under Item 1A “Risk Factors” in our Form 10-K for fiscal 2023 and under “Cautionary Statement Concerning Forward-Looking Statements” in Item 2 of this Form 10-Q.
Our Culture, Values and Management Focus
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

2.Migrate sales mix toward higher-margin specialty product categories. The Company is pursuing a revenue mix increasingly weighted toward higher-margin, specialty product categories such as engineered wood, siding, moulding and millwork, outdoor living, specialty lumber and panels, and industrial products. Additionally, the Company is expanding its value-added service offerings designed to simplify complex customer sourcing requirements and provide enhanced service capabilities afforded by the Company’s national platform.
3.Maintain a disciplined capital structure and pursue high-return investments that increase the value of the Company. The Company is maintaining a disciplined capital structure while at the same time investing in its business to modernize its distribution facilities, as well as its tractor and trailer fleet, and to improve operational performance. The Company also continues to evaluate potential acquisition targets that complement its existing capabilities, grow its specialty products business, increase customer exposure, expand its geographic reach through potential greenfield expansions in new markets, or a combination thereof. We invested $5.4 million cash in our business and entered into $8.2 million of finance leases during the first quarter of fiscal 2024 to improve operational performance and productivity.
Our culture is guided by an unwavering commitment to apply our values to every decision we make and every action we take:
•Customer Centric - We put our customers first, so we are customer centric in all that we do.
•Integrity - We act with integrity, because doing the right thing is critical to our success.
•Respect - We treat everyone with dignity and respect.
•Grit - We show grit in the face of changing landscapes.
•Collaboration - We collaborate with each other and our customers to build great teams and construct innovative solutions.
Looking ahead, we plan to continue pursuing a three-pronged growth strategy focusing on specialty products sales growth, opportunistic mergers and acquisitions (“M&A”), and potential greenfield expansion in new geographic markets. Within specialty products, we will continue our focus on the five key areas of engineered wood, siding, moulding and millwork, outdoor living, and industrial products, which we believe are all favorable for two-step distributors and have attractive long-term prospects.
Factors That Affect Our Operating Results and Trends
Our results of operations and financial performance are influenced by a variety of factors, including the following: housing market conditions; pricing and product cost variability; volumes of product sold; competition; the cyclical nature of the industry in which we operate; consolidation among competitors, suppliers, and customers; disintermediation risk; loss of products or key suppliers and manufacturers; our dependence on international suppliers and manufacturers for certain products; effective inventory management relative to our sales volume or the prices of the products we produce; business disruptions; potential acquisitions and the integration and completion of such acquisitions; information technology security risks and business interruption risks; the ability to attract, train, and retain highly qualified associates and other key personnel while controlling related labor costs; exposure to product liability and other claims and legal proceedings related to our business and the products we distribute; natural disasters, catastrophes, fire, wars or other unexpected events; the impacts of climate change; successful implementation of our strategy; wage increases or work stoppages by our union employees; costs imposed by federal, state, local, and other regulations; compliance costs associated with federal, state, and local environmental protection laws; the effects of epidemics, global pandemics or other widespread public health crises and governmental rules and regulations; fluctuations in our operating results; our level of indebtedness and our ability to incur additional debt to fund future needs; the covenants of the instruments governing our indebtedness limiting the discretion of our management in operating the business; the potential to incur more debt; the fact that we have consummated certain sale leaseback transactions with resulting long-term non-cancelable leases, many of which are or will be finance leases; the fact that we lease many of our distribution centers, and we would still be obligated under these leases even if we close a leased distribution center; inability to raise funds necessary to finance a required repurchase of our senior secured notes; a lowering or withdrawal of debt ratings; changes in our product mix; increases in fuel and other energy prices or availability of third-part freight providers; changes in insurance-related deductible/retention reserves based on actual loss development experience; the possibility that the value of our deferred tax assets could become impaired; changes in our expected annual effective tax rate could be volatile; the costs and liabilities related to our participation in multi-employer pension plans could increase; the risk that our cash flows and capital resources may be insufficient to service our existing or future indebtedness; interest rate risk, which could cause our debt service obligations to increase; and changes in, or interpretation of, accounting principles. These factors, and the related trends and uncertainties, have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.

For more information on the risk factors impacting our business, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year 2023.

Results of Operations

	Three Months Ended March 30, 2024	% of Net Sales	Three Months Ended April 1, 2023	% of Net Sales
	($ amounts in thousands)
Net sales	$726,244		$797,904
Gross profit	127,681	17.6%	133,539	16.7%
Selling, general, and administrative	91,250	12.6%	91,174	11.4%
Depreciation and amortization	9,433	1.3%	7,718	1.0%
Amortization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Other operating expenses	314	0.0%	3,116	0.4%
Operating income	27,668	3.8%	32,515	4.1%
Interest expense, net	4,624	0.6%	7,687	1.0%
Other expense, net	—	—%	594	0.1%
Income before provision for income taxes	23,044	3.2%	24,234	3.0%
Provision for income taxes	5,552	0.8%	6,422	0.8%
Net income	$17,492	2.4%	$17,812	2.2%

The following table sets forth net sales by product category:

	Three Months Ended
	March 30, 2024		April 1, 2023
	($ amounts in thousands)
Specialty products	$503,834	69%	$567,838	71%
Structural products	222,410	31%	230,066	29%
Total net sales	$726,244	100%	$797,904	100%

The following table sets forth gross profit and gross margin percentages by product category:

	Three Months Ended
	March 30, 2024	April 1, 2023
Gross profit by product category:	($ amounts in thousands)
Specialty products	$104,049	$106,627
Structural products	23,632	26,912
Total gross profit	$127,681	$133,539
Gross margin % by product category:
Specialty products	20.7%	18.8%
Structural products	10.6%	11.7%

Consolidated gross margin %	17.6%	16.7%

First Quarter of Fiscal 2024 Compared to First Quarter of Fiscal 2023

For the first quarter of fiscal 2024, we generated consolidated net sales of $726.2 million, a decrease of $71.7 million when compared to the first quarter of fiscal 2023 and the consolidated gross margin percentage increased from 16.7 percent to 17.6 percent year over year. The decrease in consolidated net sales in the current period was due to 11.3 percent and 3.3 percent declines in specialty products and structural products net sales, respectively. For both product categories, volumes were adversely impacted by winter weather in January 2024 in several parts of the U.S., which resulted in the closure of about half of our branch locations for one to five days. Volumes improved in February and March 2024. Compared to first quarter 2023, industry-wide commodity pricing for framing lumber decreased 2.4% and increased 23.2% for structural panels.

The increase in consolidated gross margin percentage in the current period was due to a net benefit of $6.5 million for import duty items in the current period for our specialty products. The import duty items were related to changes in retroactive rates for anti-dumping duties resulting in a credit to Cost of products sold of $16.9 million, partially offset by classification adjustments for certain goods imported by the Company that resulted in an increase in Cost of products sold of $10.4 million. The net benefit from import duties added 0.9% to the consolidated gross margin percentage for the current period.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork and moulding, outdoor living, specialty lumber and panels, and industrial products, decreased $64.0 million, or 11.3 percent, to $503.8 million in the first quarter of fiscal 2024. This decline in net sales for specialty products was due to deflationary impacts across several specialty categories. Specialty products gross profit decreased $2.6 million, or 2.4 percent, to $104.0 million, with a year-over-year increase in gross margin percentage to 20.7 percent for the first quarter of fiscal 2024 from 18.8 percent in the first quarter of fiscal 2023. The net benefit for import duty items of $6.5 million described above added 1.3% to the specialty products gross margin for the current quarter.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased $7.7 million, or 3.3 percent, to $222.4 million in the first quarter of fiscal 2024. Structural products gross margin percentage for the first quarter of fiscal 2024 was 10.6 percent, down from 11.7 percent in the prior-year period. The decreases in structural products net sales and gross profit percentage were due primarily to lower framing lumber volumes when compared to the elevated levels in the prior year period.

Our selling, general, and administrative expenses (“SG&A”) were $91.3 million in the first quarter of 2024, comparable with the $91.2 million for the prior year period. Depreciation and amortization expense increased 22.2 percent, compared to the first quarter of fiscal 2023. The increase in depreciation and amortization is due to a higher base of amortizable and depreciable assets in the first quarter of fiscal 2024 when compared the prior-year period, resulting from our continued focus on capital investment. Other operating expenses decreased $2.8 million compared to the first quarter of fiscal 2023; the prior year period included $3.7 million for restructuring costs related to our leadership transition and costs related to settlement of our legacy defined benefit pension plan.

Interest expense, net, decreased by 39.8 percent, or $3.1 million, compared to the first quarter of fiscal 2023. The decrease was primarily due to the generation of higher interest income on our cash and cash equivalents due to higher balances and interest rates in the current quarter. Included in interest income for the three months ended March 30, 2024 is $2.0 million received for antidumping import duty refunds. Interest expense, net for the three months ended March 30, 2024 also includes $1.6 million of estimated accrued interest expense related to estimated import duties owed by the Company (see Note 9, Commitments and Contingencies).

Our effective tax rates were 24.1 percent and 26.5 percent for the first quarter of fiscal 2024 and 2023, respectively. Our effective tax rate for both periods was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by a benefit from the vesting of restricted stock units, which occurred during each period. For the current quarter, the partial release of a valuation allowance for deferred income taxes lowered our effective income tax rate by 1.4 percent. We anticipate that our annual effective income tax rate for fiscal 2024 will be approximately 26 percent.

Our net income for the first quarter of fiscal 2024 was $17.5 million, or $2.00 per diluted share, versus $17.8 million, or $1.94 per diluted share, in the prior-year period. The change in net income was due to the matters previously discussed. Despite lower net income in the current quarter, basic and diluted earnings per share were higher than the prior year period due to a lower average number of common shares outstanding during the current quarter; this resulted from share repurchases that occurred in fiscal 2023 after the first quarter.

Liquidity and Capital Resources
We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations, cash and cash equivalents on hand, and availability from our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for at least the next 12 months and into the foreseeable future. As of March 30, 2024, we had $481.3 million of cash and cash equivalents plus $346.5 million of availability on our revolving credit facility.
Senior Secured Notes
In October 2021, we completed a private offering of $300 million of our six percent senior secured notes due 2029 (the “2029 Notes”). Interest is payable semi-annually. Our 2029 Notes are scheduled to mature on November 15, 2029, and no principal is due until that time as long as we remain in compliance with the related covenants. As of March 30, 2024, we were in compliance with these covenants.
Revolving Credit Facility
Our amended revolving credit facility matures on August 2, 2026, provided we remain in compliance with the related covenants. As of March 30, 2024, we were in compliance with these covenants.

Any outstanding borrowings under the revolving credit facility bear interest at a rate per annum equal to (i) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (calculated as SOFR plus 0.1%) plus a margin ranging from 1.25 percent to 1.75 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on SOFR, or (ii) the agent’s base rate (as that term is defined in the revolving credit agreement) plus a margin ranging from 0.25 percent to 0.75 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.

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

Available borrowing capacity under our Revolving Credit Facility was $346.5 million as of March 30, 2024. The available borrowing capacity reflects undrawn letters of credit.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions that we completed in recent years. Our total finance lease commitments totaled $292.1 million and $285.4 million as of March 30, 2024 and December 30, 2023, respectively. Of the $292.1 million of finance lease commitments as of March 30, 2024, $243.6 million related to real estate and $48.4 million related to equipment. Of the $285.4 million of finance lease commitments as of December 30, 2023, $243.2 million related to real estate and $42.3 million related to equipment.
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first three months of fiscal 2024 was $31.1 million, compared to net cash provided by operating activities of $89.0 million in the first three months of fiscal 2023. This decrease of $120.1 million in cash generated from operating activities in the current year period compared to the prior year period was primarily a result of seasonal inventory purchases in the current year period. The net source of cash generated in the prior year period was driven by significant inventory reduction efforts.
Investing Activities
Net cash used in investing activities for the first quarter of fiscal 2024 was $5.3 million compared to net cash used in investing activities of $9.0 million in the first quarter of fiscal 2023. The decrease in net cash used in investing activities was primarily due to lower purchases of property and equipment in the current year-period compared to the prior-year period. However, during the first quarter of fiscal 2024, we also invested in additional fleet upgrades by entering into $8.2 million of finance leases, which are non-cash activities at lease inception.
Financing Activities
Net cash used in financing activities totaled $4.0 million for the first three months of fiscal 2024, compared to net cash used in financing activities of $2.7 million for the first three months of fiscal 2023. This change was due to higher payments on finance lease obligations in the current period. Other than to satisfy payroll and withholding taxes for vesting grants of restricted stock units, we did not repurchase any shares of our common stock during either the first quarter of 2024 or the first quarter of 2023.
Share Repurchase Program
As of March 30, 2024, we have a remaining authorization amount of $91.4 million under our $100 million share repurchase program that was previously disclosed and authorized by our Board of Directors on October 31, 2023.
Under this share repurchase program, the Company may repurchase its common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.
Net Working Capital
Net working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Net working capital is defined as the sum of accounts receivables and inventory, less accounts payable, each determined in accordance with GAAP and included in our consolidated balance sheets. This metric differs from traditional working capital in that it excludes certain current assets and current liabilities that are reported in our consolidated balance sheets. Management of net working capital helps us monitor our progress in meeting our goals to enhance working capital assets.

	March 30, 2024	December 30, 2023	April 1, 2023
	(In thousands)
Current assets:
Accounts receivables, less allowance for doubtful accounts	$288,244	$228,410	$298,888
Inventories, net	370,942	343,638	409,324
	$659,186	$572,048	$708,212

Current liabilities:
Accounts payable	$171,715	$157,931	$177,046
	$171,715	$157,931	$177,046

Net working capital	$487,471	$414,117	$531,166

Net working capital of $487.5 million as of March 30, 2024, compared to $414.1 million as of December 30, 2023, increased on a net basis by approximately $73.4 million. The increase in net working capital was primarily driven by the increases in accounts receivable and inventory due to higher sales and seasonality. This overall increase was partially offset by the increase in accounts payable due to seasonal inventory procurement activity.
Net working capital of $487.5 million as of March 30, 2024, compared to $531.2 million as of April 1, 2023, decreased on a net basis by approximately $43.8 million. The decrease in net working capital was primarily driven by the decrease in inventory, which reflected our strategic inventory management efforts and a deflationary pricing environment.

Investments in Property and Equipment

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross values of these assets are included in property and equipment, at cost on our condensed consolidated balance sheet. For the first quarter of 2024, we invested $5.4 million in property and equipment, including $3.9 million for our distribution facilities and $1.5 million in fleet upgrades. Additionally, during the first quarter of 2024, we entered into finance leases of $8.2 million for fleet upgrades. For the first quarter of 2023, we invested $9.0 million cash in long-lived assets primarily for our distribution facilities and to a lesser extent, upgrading our fleet.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our on-going business operations. Our exposure includes commodity price risk and interest rate risk. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. Except as disclosed in Note 9, Commitments and Contingencies, under Regulatory Matters, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Company does not expect that the outcome of any other pending or threatened proceedings, if determined adversely to the Company, would individually, or taken together, have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, "Item 1A.Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents our share repurchase activity for each month of the quarter ended March 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31 - February 3	—	$—	—	$91,429,309
February 4 - March 2	6,769	$129.35	—	$91,429,309
March 3 - March 30	290	$116.26	—	$91,429,309
Total	7,059		—

(1) Represents shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

(2) On October 31, 2023, our Board of Directors authorized a new share repurchase authorization for up to $100 million. As of March 30, 2024, we had a remaining authorization amount of $91.4 million under the program. With the remaining availability under the stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. During the three months ended March 30, 2024, the Company did not repurchase any of its common shares under its share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of fiscal 2024.

ITEM 6. EXHIBITS

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.
	±	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: April 30, 2024	By:	/s/ Andrew Wamser
Andrew Wamser
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2024	By:	/s/ Kimberly A. DeBrock
Kimberly A. DeBrock
Vice President and Chief Accounting Officer
(Principal Accounting Officer)