Form 10-Q
period 2024-06-29
BlueLinx Holdings Inc.
filed 2024-07-30
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2024, there were 8,525,583 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended June 29, 2024

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$768,363	$815,967	$1,494,607	$1,613,871
Cost of products sold	645,919	680,164	1,244,482	1,344,529
Gross profit	122,444	135,803	250,125	269,342
Operating expenses (income):
Selling, general, and administrative	89,453	88,750	180,703	179,924
Depreciation and amortization	10,120	7,951	19,553	15,669
Amortization of deferred gains on real estate	(984)	(984)	(1,968)	(1,968)
Other operating expenses	8	993	322	4,109
Total operating expenses	98,597	96,710	198,610	197,734
Operating income	23,847	39,093	51,515	71,608
Non-operating expenses:
Interest expense, net	4,801	6,311	9,425	13,998
Other expense, net	—	594	—	1,188
Income before provision for income taxes	19,046	32,188	42,090	56,422
Provision for income taxes	4,710	7,722	10,262	14,144
Net income	$14,336	$24,466	$31,828	$42,278

Basic earnings per share	$1.65	$2.70	$3.68	$4.67
Diluted earnings per share	$1.65	$2.70	$3.66	$4.67

Comprehensive income:
Net income	$14,336	$24,466	$31,828	$42,278
Other comprehensive income:
Amortization of unrecognized pension gain, net of tax	—	225	—	464
Other	—	(11)	—	(22)
Total other comprehensive income	—	214	—	442
Comprehensive income	$14,336	$24,680	$31,828	$42,720

See accompanying Notes.

1

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 29, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$491,392	$521,743
Receivables, less allowances of $3,344 and $3,398, respectively	273,537	228,410
Inventories, net	357,573	343,638
Other current assets	36,220	26,608
Total current assets	1,158,722	1,120,399
Property and equipment, at cost	413,905	396,321
Accumulated depreciation	(181,841)	(170,334)
Property and equipment, net	232,064	225,987
Operating lease right-of-use assets	44,418	37,227
Goodwill	55,372	55,372
Intangible assets, net	28,787	30,792
Deferred income tax asset, net	53,677	53,256
Other non-current assets	13,036	14,568
Total assets	$1,586,076	$1,537,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,375	$157,931
Accrued compensation	12,310	14,273
Finance lease liabilities - current	11,132	11,178
Operating lease liabilities - current	8,460	6,284
Real estate deferred gains - current	3,935	3,935
Other current liabilities	22,250	24,961
Total current liabilities	237,462	218,562
Long-term debt	294,403	293,743
Finance lease liabilities, less current portion	280,206	274,248
Operating lease liabilities, less current portion	37,369	32,519
Real estate deferred gains, less current portion	64,697	66,599
Other non-current liabilities	19,607	17,644
Total liabilities	933,744	903,315
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value, 30,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized, 8,551,462 and 8,650,046 outstanding, respectively	86	87
Additional paid-in capital	151,279	165,060
Retained earnings	500,967	469,139
Total stockholders’ equity	652,332	634,286
Total liabilities and stockholders’ equity	$1,586,076	$1,537,601

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, December 30, 2023	8,650	$87	$165,060	$469,139	$634,286
Net income	—	—	—	17,492	17,492
Vesting of restricted stock units	19	(a)	(a)	—	—
Compensation related to share-based grants	—	—	2,350	—	2,350
Repurchase of shares to satisfy employee tax withholdings	(7)	—	(907)	—	(907)
Balance, March 30, 2024	8,662	87	166,503	486,631	653,221
Net income	—	—	—	14,336	14,336
Vesting of restricted stock units	57	1	(1)	—	—
Compensation related to share-based grants	—	—	1,405	—	1,405
Repurchase of shares to satisfy employee tax withholdings	(16)	(a)	(1,545)	—	(1,545)
Common stock repurchase and retirement	(152)	(2)	(15,083)	—	(15,085)
Balance, June 29, 2024	8,551	$86	$151,279	$500,967	$652,332

(a) Activity rounds to less than one thousand dollars

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, December 31, 2022	9,049	$90	$200,748	$(31,412)	$420,603	$590,029
Net income	—	—	—	—	17,812	17,812
Other comprehensive income	—	—	—	228	—	228
Vesting of restricted stock units	67	1	(1)	—	—	—
Compensation related to share-based grants	—	—	4,569	—	—	4,569
Repurchase of shares to satisfy employee tax withholdings	(8)	—	(570)	—	—	(570)
Obligation for repurchase of shares to satisfy employee tax withholdings	(19)		(1,319)	—	—	(1,319)
Balance, April 1, 2023	9,089	91	203,427	(31,184)	438,415	610,749
Net income	—	—	—	—	24,466	24,466
Other comprehensive income	—	—	—	214	—	214
Vesting of restricted stock units	95	—	(1)	—	—	(1)
Compensation related to share-based grants	—	—	1,926	—	—	1,926
Repurchase of shares to satisfy employee tax withholdings	(24)	—	(2,071)	—	—	(2,071)
Obligation for repurchase of shares to satisfy employee tax withholdings	(10)	—	(913)	—	—	(913)
Common stock repurchase and retirement	(142)	(1)	(11,598)	—	—	(11,599)
Balance, July 1, 2023	9,008	$90	$190,770	$(30,970)	$462,881	$622,771

There has been no activity for Preferred Stock.
.

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$31,828	$42,278
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	19,553	15,669
Amortization of debt discount and issuance costs	660	659
Provision for deferred income taxes	(421)	550
Amortization of deferred gains from real estate	(1,968)	(1,968)
Share-based compensation	3,755	6,495
Changes in operating assets and liabilities:
Accounts receivable	(45,127)	(42,786)
Inventories	(13,935)	105,001
Accounts payable	20,123	38,504
Other current assets	(9,612)	(3,169)
Other assets and liabilities	(188)	(8,115)
Net cash provided by operating activities	4,668	153,118

Cash flows from investing activities:
Proceeds from sale of assets	274	128
Property and equipment investments	(11,901)	(14,039)
Net cash used in investing activities	(11,627)	(13,911)

Cash flows from financing activities:
Common stock repurchase and retirement	(14,529)	(11,599)
Repurchase of shares to satisfy employee tax withholdings	(2,452)	(3,960)
Principal payments on finance lease liabilities	(6,411)	(4,266)
Net cash used in financing activities	(23,392)	(19,825)

Net change in cash and cash equivalents	(30,351)	119,382
Cash and cash equivalents at beginning of period	521,743	298,943
Cash and cash equivalents at end of period	$491,392	$418,325

Supplemental cash flow information:
Interest paid during the period	$22,266	$21,472
Taxes paid during the period	$22,093	$10,821

Non-cash investing and financing activities:
Property and equipment acquired under finance leases	$11,150	$3,400
Liabilities for properties and equipment investments	$1,562	$—
Obligation for shares repurchases not yet settled	$556	$913

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2024
(Unaudited)
1. Basis of Presentation
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
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared using generally accepted accounting principles in the United States (“GAAP”) and the interim reporting guidance of the U.S. Securities and Exchange Commission (“SEC”). The Company is composed of a single reportable segment for financial reporting purposes. The Company’s consolidated balance sheet as of December 30, 2023 contained herein was derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2024. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s results of operations, financial position, and cash flows for the reporting periods presented.

The Company has condensed or omitted certain notes and other information from the unaudited condensed consolidated financial statements presented in this report. Therefore, these condensed financial statements and accompanying notes should be read in conjunction with the Company’s 2023 Form 10-K. The results for the three and six months ended June 29, 2024 are not necessarily indicative of results that may be expected for the full fiscal year ending December 28, 2024, or any other interim period.

The Company operates on a 5-4-4 fiscal calendar and its fiscal year ends on the Saturday closest to December 31st of each year and may comprise 53 weeks in certain years. Fiscal 2024 contains 52 weeks and will end on December 28, 2024. Fiscal 2023 contained 52 weeks and ended on December 30, 2023.
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

Significant Accounting Policies

The Company has made no material changes to its significant accounting policies described in the notes to its consolidated financial statement included in its 2023 Form 10-K. The Company did not adopt any new accounting standards during the fiscal year ended December 30, 2023 or during the six months ended June 29, 2024.

Recent Accounting Pronouncements - Not Yet Adopted

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

As of June 29, 2024, the Company recorded a lower of cost and net realizable value provision of $2.4 million as a result of the decrease in the value of the Company’s structural lumber inventory related to the decline in wood-based commodity prices as of the end of the reporting period. As of December 30, 2023, the Company had no such inventory provision.

Substantially all of the amount reported in Cost of products sold on the Company’s consolidated statement of operations is composed of costs incurred to purchase inventory that is subsequently resold to customers, including costs related to import duties and tariffs. Import duties and tariffs are not typically passed through to customers as separately billed charges. Certain import duties are classified by the U.S. Department of Commerce (the “Commerce Department”) as “antidumping or countervailing duties,” and these duties may be subject to periodic review and adjustments by the Commerce Department through a process known as a trade remedy administrative review, which can result in both retroactive and prospective adjustments to duty rates. At the time of importation, the Company tenders antidumping duty and countervailing duty cash deposits (as use of that term has been defined by the Commerce Department) to the U.S. Customs and Border Protection (“U.S. Customs”) and accounts for duties and tariffs based on the then-current rates in effect, and records any retroactive adjustments in the period in which U.S. Customs determines final duty rates at the time entries subject to antidumping and countervailing duties liquidate (as use of that term has been defined by the Commerce Department), typically through the resolution of a trade remedy administrative review proceeding. During the first quarter of fiscal 2024, the Company received refunds of $16.9 million, plus interest of $2.0 million, related to retroactive adjustments associated with certain antidumping duties for imported wood moulding and millwork products. The antidumping duty cash deposits were originally paid and accounted for by the Company in prior reporting periods at the then-current rates. Impacted inventories have since been sold. These adjustment amounts are reflected in Cost of products sold and Interest expense, net, respectively, on the Company’s unaudited condensed consolidated statement of operations for the six months ended June 29, 2024. See Note 9, Commitments and Contingencies, for disclosure concerning another matter related to import duties.

3. Goodwill and Intangible Assets, net
During the fiscal quarter and year-to-date period ended June 29, 2024, the only change to the carrying values of Goodwill and Intangible assets, net, was the amortization of Intangible assets, all of which have definite lives. Amortization expense for intangible assets was $1.0 million and $2.0 million for the three and six month periods ended June 29, 2024, respectively. For the three and six month periods ended July 1, 2023, amortization expense was $1.0 million and $2.1 million, respectively.

4. Revenue Recognition
The following table presents the Company’s revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
Product type	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Specialty products	$539,466	$570,990	$1,043,300	$1,138,828
Structural products	228,897	244,977	451,307	475,043
Total net sales	$768,363	$815,967	$1,494,607	$1,613,871

The following table presents the Company’s revenues disaggregated by sales channel. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
Sales channel	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Warehouse and reload	$629,193	$695,508	$1,220,961	$1,382,140
Direct	155,351	135,214	305,101	262,309
Customer discounts and rebates	(16,181)	(14,755)	(31,455)	(30,578)
Total net sales	$768,363	$815,967	$1,494,607	$1,613,871

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

Performance obligations in contracts with customers generally consist solely of delivery of goods.

5. Debt and Finance Lease Obligations

As of June 29, 2024, and December 30, 2023, debt and finance lease obligations consisted of the following:

	June 29, 2024	December 30, 2023
	(In thousands)
Senior Secured Notes (“2029 Notes”) (1)	$300,000	$300,000
Revolving Credit Facility (2)	—	—
Finance lease obligations (3)	291,338	285,426
	591,338	585,426
Unamortized debt issuance costs	(2,756)	(3,246)
Unamortized bond discount costs	(2,841)	(3,011)
	585,741	579,169
Less: current portion of finance lease obligations	11,132	11,178
Total, net of current portion	$574,609	$567,991

(1) As of June 29, 2024 and December 30, 2023, term debt was comprised of $300 million of Senior Secured Notes (“2029 Notes”) issued in October 2021. These notes are presented under the Long-term debt caption of the Company’s unaudited condensed consolidated balance sheets at $294.4 million and $293.7 million as of June 29, 2024 and December 30, 2023, respectively. This balance sheet presentation is net of unamortized discount of $2.8 million and $3.0 million, respectively, and unamortized debt issuance costs of $2.8 million and $3.2 million, respectively, as of June 29, 2024 and December 30, 2023. The Senior Secured Notes are presented in this table at their face value.

(2) Available borrowing capacity under the Revolving Credit Facility was $346.5 million as of June 29, 2024 and December 30, 2023. The available borrowing capacity reflects undrawn letters of credit.

(3) Refer to Note 8, Leases, for interest rates associated with finance lease obligations. Amounts on this line include $125.1 million and $125.0 million as of June 29, 2024 and December 30, 2023, respectively, for sale-leasebacks of real estate in fiscal 2019 and 2020 that did not qualify for sale treatment for accounting purposes.

Interest expense, net on the Company’s unaudited condensed consolidated statements of operations consisted of the following components:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Interest expense	$11,180	$11,286	$24,290	22,583
Interest income	6,380	4,976	14,865	8,585
Interest expense, net	$4,801	$6,311	$9,425	$13,998

Interest expense for the reporting periods presented in the above table primarily reflects interest expense for the 2029 Notes, interest expense on finance lease obligations, certain ongoing fees for the Revolving Credit Facility that are classified as interest expense, amortization of debt issuance costs for the 2029 Notes and Revolving Credit Facility, and amortization of original-issue bond discount on the 2029 Notes. Total amortization of debt issuance costs and bond discount costs was $0.3 million and $0.7 million for the three and six months ended June 29, 2024, respectively, and $0.3 million and $0.7 million for the three and six months ended July 1, 2023, respectively. Interest expense for the three and six months ended June 29, 2024 also includes a credit of $0.4 million and expense of $1.2 million, respectively, for estimated interest expense related to import duties that the Company believes it may owe (see Note 9, Commitments and Contingencies).

Interest income for the reporting periods presented in the above table primarily reflects interest earned on the Company’s cash and cash equivalents. Interest income for the six months ended June 29, 2024 also includes $2.0 million received with refunds in the first quarter of fiscal 2024 from U.S. Customs for anti-dumping import duties (see Note 2, Inventories).

2029 Notes

Interest expense, excluding amortization of debt issuance costs and bond discount, for the 2029 Notes totaled $4.5 million and $9.0 million for the three and six months ended June 29, 2024, respectively, and $4.5 million and $9.0 million for the three and six months ended July 1, 2023, respectively. The 2029 Notes pay interest at a fixed annual rate of 6.0 percent through maturity.

Revolving Credit Facility

As of June 29, 2024 and December 30, 2023, the Company had zero outstanding borrowings under the Revolving Credit Facility. Available borrowing capacity, reduced for undrawn letters of credit, under the Revolving Credit Facility was $346.5 million as of June 29, 2024 and December 30, 2023. Excess availability, which includes availability under the Revolving Credit Facility plus cash and cash equivalents in qualified deposit accounts, was $837.9 million and $868.2 million as of June 29, 2024 and December 30, 2023, respectively.

Debt Covenants

The Revolving Credit Facility and the 2029 Notes contain various covenants and restrictions, including customary financial covenants. The Company was in compliance with all such covenants as of June 29, 2024 and December 30, 2023. The Company’s right to make draws on the Revolving Credit Facility may be conditioned upon, among other things, compliance with these covenants. These covenants also limit the Company’s ability to, among other things: incur additional debt; grant liens on assets; make investments; repurchase stock; pay dividends and make distributions; sell or acquire assets, including certain real estate assets, outside the ordinary course of business; engage in transactions with affiliates; and make fundamental business changes.

Finance Lease Obligations

The Company’s finance lease liabilities consist of leases related to equipment, vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on the Company’s finance lease obligations, refer to Note 8, Leases.

6. Net Periodic Pension Cost
As previously disclosed, effective December 5, 2023, the Company settled its noncontributory defined benefit pension plan (the “DB Plan”) by purchasing an irrevocable nonparticipating annuity contract with an insurance company (the “buy-out contract”). The buyout contract met the requirements for a settlement, as that term is defined in ASC No. 715, Compensation-Retirement Benefits, and the DB Plan and Company, as sponsor, were relieved of primary responsibility for the benefits obligations. Prior to settlement, during the three and six months ended July 1, 2023 the Company incurred the following net periodic pension cost:

	Three Months Ended	Six Months Ended
	July 1, 2023
	(In thousands)
Service cost (1)	$—	$—
Interest cost on projected benefit obligation	1,105	2,209
Expected return on plan assets	(813)	(1,625)
Amortization of unrecognized gain	302	604
Net periodic pension cost (benefit)	$594	$1,188
(1) Service cost not a part of net periodic pension benefit as the pension plan was frozen for all participants.
The net periodic pension cost is included in other expense, net in the Company’s unaudited condensed consolidated statement of operations and comprehensive income.

7. Share-Based Compensation
During the three and six months ended June 29, 2024, the Company incurred stock compensation expense of $1.4 million and $3.8 million, respectively. Expense in the three and six months ended June 29, 2024 included a credit of $1.7 million related to cumulative adjustments for certain unvested restricted stock unit grants that were granted in June 2022 and are subject to vesting based, in part, on performance criteria that are not expected, as of June 29, 2024, to be fully achieved before the end of the vesting period.

As of June 29, 2024, unearned compensation for share-based grants was $27.1 million, with $16.6 million of this amount associated with grants made in the first six months of fiscal 2024. Under the Company’s 2021 BlueLinx Holdings, Inc. 2021 Long-Term Incentive Plan as of June 29, 2024, 482,563 shares of common stock remain available for future issuance pursuant to equity-based compensation awards.

For the three and six months ended July 1, 2023, the Company incurred stock compensation expense of $1.9 million and $6.5 million, respectively. This expense included expense for the acceleration of unrecognized compensation cost in conjunction with certain changes in the Company’s executive management.
8. Leases
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
The Company determines if an arrangement is a lease at inception and assesses lease classification as either operating or finance at lease inception or modification. Operating lease right-of use (“ROU”) assets and liabilities are presented separately on the Company’s consolidated balance sheets. Finance lease ROU assets are included in property and equipment and the finance lease obligations are presented separately in the Company’s consolidated balance sheets. When a lease does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. The Company has also made the accounting policy election to not separate lease components from non-lease components related to the mobile fleet asset class.
The Company’s finance lease liabilities consist of leases related to equipment and vehicles, and real estate. A majority of the Company’s finance leases relate to real estate. During fiscal 2017 and fiscal 2018, the Company entered into real estate financing transactions on certain of its warehouse facilities. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, the Company entered into long-term leases on the properties having renewal options. The Company accounted for these transactions in accordance with the ASC 840, Leases, which was the lease accounting standard in effect for the Company at the inception of these arrangements. The Company recorded these transactions as finance lease liabilities on its consolidated balance sheet. Gains on these sale-leaseback transactions were deferred and are being recognized into the Company’s earnings. As of June 29, 2024 and December 30, 2023, the remaining unrecognized deferred gains related to these transactions were $68.6 million and $70.5 million, respectively, and these deferred gains are being recognized in earning on a straight-line basis. During the three months ended June 29, 2024 and July 1, 2023, the Company recognized $1.0 million and $1.0 million, respectively, of these deferred gains in each quarter. In the six months ended June 29, 2024 and July 1, 2023, the Company recognized $2.0 million and $2.0 million, respectively, of these deferred gains in each period.
The following table presents the assets and liabilities related to the Company’s leases as of June 29, 2024 and December 30, 2023:

Lease Assets and Liabilities		June 29, 2024	December 30, 2023
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$44,418	$37,227
Finance lease right-of-use assets (1)	Property and equipment, net	139,378	138,357
Total lease right-of-use assets		$183,796	$175,584

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities - current	$8,460	$6,284
Finance lease liabilities	Finance lease liabilities - current	11,132	11,178
Non-current portion:
Operating lease liabilities	Operating lease liabilities - noncurrent	37,369	32,519
Finance lease liabilities	Finance lease liabilities - noncurrent	280,206	274,248
Total lease liabilities		$337,167	$324,229
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $107.0 million and $102.9 million as of June 29, 2024 and December 30, 2023, respectively.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
Components of lease expense	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Operating lease expense:
Operating lease expense before subleases income	$2,633	$3,116	$5,079	$6,034
Sublease income	(887)	(835)	(1,748)	(1,413)
Operating lease expense	$1,746	$2,281	$3,331	$4,621

Finance lease expense:
Amortization of right-of-use assets	$5,026	$4,693	$9,762	$6,782
Interest on lease liabilities	6,410	6,037	12,701	12,081
Total finance lease expense	$11,436	$10,730	$22,463	$18,863

Supplemental cash flow information related to leases is as follows:

	Three Months Ended		Six Months Ended
Cash flow information	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows, operating leases	$2,693	$3,133	$5,202	$6,591
Operating cash flows, finance leases	$6,410	$6,037	$12,701	$12,081
Financing cash flows, finance leases	$3,339	$2,133	$6,411	$4,266

Non-cash supplemental cash flow information related to leases is as follows:

	Three Months Ended		Six Months Ended
Non-cash information	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$8,132	$—	$8,132	$—
Finance leases	$2,973	$3,400	$11,150	$3,400
Supplemental balance sheet information related to leases is as follows:

Balance Sheet Information	June 29, 2024	December 30, 2023
	($ in thousands)
Finance leases
Property and equipment	$246,393	$241,276
Accumulated depreciation	(107,015)	(102,919)
Property and equipment, net	$139,378	$138,357
Weighted Average Remaining Lease Term (in years)
Operating leases	8.28	8.88
Finance leases	18.14	19.94
Weighted Average Discount Rate
Operating leases	8.20%	8.74%
Finance leases	8.86%	8.84%
The major categories of the Company’s obligations under finance leases as of June 29, 2024 and December 30, 2023 are as follows:

Category	June 29, 2024	December 30, 2023
	(In thousands)
Equipment and vehicles	$47,979	$42,252
Real estate(1)	243,359	243,174
Total finance leases	$291,338	$285,426
(1)Amounts include $125.1 million and $125.0 million as of June 29, 2024 and December 30, 2023, respectively, for sale-leasebacks of real estate in fiscal 2019 and 2020 that did not qualify for sale treatment for accounting purposes.
Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of June 29, 2024. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the unaudited condensed consolidated balance sheet, including options to extend lease terms that are reasonably certain of being exercised.

Fiscal Year:	Operating Leases	Finance Leases
	(In thousands)
2024	$5,691	$19,572
2025	10,703	35,856
2026	7,747	39,284
2027	6,796	33,697
2028	6,572	33,787
Thereafter	27,553	502,313
Total lease payments	$65,062	$664,509
Less: imputed interest	(19,233)	(373,171)
Total	$45,829	$291,338

9. Commitments and Contingencies
Regulatory Matters
Government and regulatory agencies may have the ability to conduct routine audits and periodic examinations of, and administrative proceedings regarding, the Company’s business operations. As previously disclosed, U.S. Customs gathered initial information from the Company under routine audit procedures, and the information indicated that the Company potentially underpaid duties in prior periods arising from certain classification discrepancies for products imported into the United States as separately entered shipments. In working with U.S. Customs, the Company has exercised reasonable care to address this matter in an equitable and expeditious manner through the filing of a prior disclosure submission with U.S. Customs. As of June 29, 2024, the Company estimates that it will be required to pay approximately $7.7 million, excluding any interest. This amount is reflected in Other current liabilities on the Company’s unaudited condensed consolidated balance sheet as of June 29, 2024. On the Company’s unaudited condensed consolidated statements of operations, a $10.4 million estimate was accrued for this matter during the first quarter of 2024. Due to a change in estimate, this amount was adjusted by $2.7 million in the second quarter of 2024, for a net of expense of $7.7 million in the six months ended June 29, 2024. See Note 2, Inventories, for disclosure concerning another matter related to import duties.
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

Collective Bargaining Agreements
As of June 29, 2024, approximately 19 percent of the Company’s employees were represented by various local labor unions with terms and conditions of employment governed by collective bargaining agreements (“CBAs”). Three CBAs covering approximately 2.2% percent of the Company’s employees are up for renewal in the remainder of fiscal 2024, of which one has already been renegotiated and two are expected to be renegotiated before their renewal dates.
10. Accumulated Other Comprehensive Loss
As of June 29, 2024 and December 30, 2023, the Company had no accumulated other comprehensive income or loss. For changes in accumulated other comprehensive loss during the three and six months ended July 1, 2023, see the unaudited condensed consolidated statements of operations and comprehensive income included in this Form 10-Q. As of July 1, 2023, the components of accumulated other comprehensive loss were as follows:

	Defined Benefit Pension Plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
	(In thousands)
July 1, 2023 balances	$(32,211)	$1,241	$(30,970)
11. Income Taxes

Effective Income Tax Rate

The Company’s effective income tax rates for the three months ended June 29, 2024 and July 1, 2023 were 24.7 percent and 24.0 percent, respectively. The Company’s effective income tax rates for the six months ended June 29, 2024 and July 1, 2023 were 24.4 percent and 25.1 percent, respectively.

The Company’s effective income tax rates for the three and six months ended June 29, 2024 and July 1, 2023 were impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, partially offset by a partial release of a valuation allowance for deferred income tax assets and from the vesting of restricted stock units.

The Company’s effective income tax rates for the three and six months ended July 1, 2023 were impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, offset by a benefit from the vesting of restricted stock units.

For fiscal 2024, the Company expects its consolidated annual effective income tax rate will be approximately 26 percent.

For additional information about the Company’s income taxes, see Note 7 to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

12. Earnings Per Share and Stockholders' Equity
The Company calculates basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. For rounding purposes when calculating earnings per share, the Company’s policy is to round down to the whole cent.
The Company calculates diluted earnings per share using the treasury stock method whereby net income for the period is divided by the weighted average number of common shares outstanding for the period including the dilutive effect, if any, of shares of stock associated with unvested share-based grants. However, for share-based grants that vest in whole or in part based on performance metrics, their dilutive effect is included only after the performance metrics have been achieved.
The reconciliations of basic net income and diluted earnings per common share for the three and six month periods ended June 29, 2024 and July 1, 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income (in thousands)	$14,336	$24,466	$31,828	$42,278

Weighted-average shares outstanding - Basic	8,644,839	9,040,146	8,640,976	9,034,240
Dilutive effect of share-based awards	40,789	16,954	38,550	16,412
Weighted-average shares outstanding - Diluted	8,685,628	9,057,100	8,679,526	9,050,652

Basic earnings per share	$1.65	$2.70	$3.68	$4.67
Diluted earnings per share	$1.65	$2.70	$3.66	$4.67

During the three and six months ended June 29, 2024, unvested time-based restricted stock units totaling 23,627 and 2,488, respectively, and unvested performance-based restricted stock units totaling 145,219 for both periods were outstanding but not included in the computation of diluted earnings per share for the respective periods. During the three and six months ended July 1, 2023, unvested time-based restricted stock units totaling 103,775 and 125,360, respectively, and unvested performance-based restricted stock units totaling 115,954 for both periods were outstanding but not included in the computation of diluted earnings per share for the respective periods. Each restricted stock unit is composed of one unvested share of the Company’s common stock.
The unvested time-based restricted stock units were excluded because they were antidilutive based on their unearned compensation amounts and on the Company’s average stock price during the periods. The unvested performance-based restricted stock units were excluded because their performance metrics had not been achieved as of the end of the respective reporting period.
Repurchases of Common Stock
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

During the three months ended March 30, 2024, the Company did not repurchase any of its common stock. During the three and six months ended June 29, 2024, the Company repurchased 152,403 shares of its common stock at an average price of $98.28, including broker commissions but excluding any excise tax that may be due on the repurchases, for a total of $15.0 million. As of June 29, 2024, there remained $76.5 million repurchase capacity under this authorization.

Between June 29, 2024 and July 26, 2024, the Company purchased an additional 58,715 shares of its common stock for $6.0 million at an average share price of $102.75 per share, including broker commissions but excluding any excise tax that may be due on the repurchases.

2021/2022 Authorization

On August 23, 2021, the Company’s board of directors approved a stock repurchase program that authorized the Company to repurchase up to $25.0 million of its common stock. On May 3, 2022, the Company’s board of directors increased the share repurchase authorization to $100 million. During the three months ended April 1, 2023, the Company did not repurchase any shares of its common stock under the 2021/2022 authorization. During the three and six months ended July 1, 2023, the Company repurchased 141,705 shares of its common stock under the 2021/2022 authorization at an average price of $81.36, including broker commissions but excluding any excise tax due on the repurchases, for a total of $11.5 million. Between fiscal July 2023 and October 2023, the Company exhausted the remaining available capacity of $22.0 million under the 2021/2022 authorization.

13. Fair Value Disclosures

The Company has no assets or liabilities whereby the carrying values are remeasured and adjusted to fair value on a recurring basis for each reporting period. The Company has not elected the fair value option for any assets or liabilities.

As of June 29, 2024 and December 30, 2023, the fair value of the 2029 Notes was approximately $279 million and $273 million, respectively, which were estimated from inputs that are designated as Level 2 in the fair value hierarchy. The Company’s valuation technique is based primarily on observable market prices in less active markets.

The fair value of cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate the carrying values as of June 29, 2024 and December 30, 2023 because of the short-term nature of these instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report” or “Form 10-Q”) contains forward-looking statements. Forward-looking statements include, without limitation, any statements that predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “could,” “expect,” “estimate,” “intend,” “may,” “project,” “plan,” “should,” “will,” “will be,” “will likely continue,” “will likely result” “would,” or words or phrases of similar meaning. Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. The forward-looking statements in this report include, without limitation, statements about anticipated effects of adopting certain accounting standards; estimated future annual amortization expense; estimates made in connection with revenue recognition; the expected outcome of legal proceedings; the expected outcome of government and regulatory proceedings; industry conditions; seasonality; liquidity and capital resources; our confidence in the Company’s long-term growth strategy; our areas of focus and management initiatives; the demand outlook for construction materials and expectations regarding new home construction, repair and remodel activity and continued investment in existing and new homes; our positioning for long-term value creation; our efforts and ability to generate profitable growth; our ability to increase net sales in specialty product categories; our ability to generate profits and cash from sales of specialty products; our ability to effectively manage inventory; our ability to manage our lease commitments; our ability to negotiate collective bargaining agreements; our multi-year capital allocation plans; our ability to manage volatility in wood-based commodities; our improvement in execution and productivity; our efforts and ability to maintain a disciplined capital structure and capital allocation strategy; our ability to maintain a strong balance sheet; our ability to focus on operating improvement initiatives and commercial excellence; and whether or not the Company will continue any share repurchases.

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

3.Maintain a disciplined capital structure and pursue strategic investments that increase the value of the Company. The Company continues to strategically target acquisition opportunities that grow its specialty products business, expand its geographic reach, or complement its existing capabilities. The Company also continues to identify markets that are potential opportunities for new market development. The Company further seeks to maintain a disciplined capital structure while at the same time investing in its business to modernize its distribution facilities, as well as its tractor and trailer fleet, and to improve operational performance. During the first half of 2024, we engaged in the following transactions:

•Used cash of $11.9 million and entered into $11.2 million of finance leases to enhance our facilities and fleet.
•Returned capital of $15.0 million to our shareholders by using cash to purchase 152,403 shares of our common stock at an average price of $98.28.

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

Factors That Affect Our Operating Results and Trends

Our results of operations and financial performance are influenced by a variety of factors, including the following: housing market conditions; pricing and product cost variability; volumes of product sold; competition; the cyclical nature of the industry in which we operate; consolidation among competitors, suppliers, and customers; disintermediation risk; loss of products or key suppliers and manufacturers; our dependence on international suppliers and manufacturers for certain products; effective inventory management relative to our sales volume or the prices of the products we produce; business disruptions; potential acquisitions and the integration and completion of such acquisitions; information technology security risks and business interruption risks; the ability to attract, train, and retain highly qualified associates and other key personnel while controlling related labor costs; exposure to product liability and other claims and legal proceedings related to our business and the products we distribute; natural disasters, catastrophes, fire, wars or other unexpected events; the impacts of climate change; successful implementation of our strategy; wage increases or work stoppages by our union employees; costs imposed by federal, state, local, and other regulations; compliance costs associated with federal, state, and local environmental protection laws; the effects of epidemics, global pandemics or other widespread public health crises and governmental rules and regulations; fluctuations in our operating results; our level of indebtedness and our ability to incur additional debt to fund future needs; the covenants of the instruments governing our indebtedness limiting the discretion of our management in operating the business; the potential to incur more debt; the fact that we have consummated certain sale leaseback transactions with resulting long-term non-cancelable leases, many of which are or will be finance leases; the fact that we lease many of our distribution centers, and we would still be obligated under these leases even if we close a leased distribution center; inability to raise funds necessary to finance a required repurchase of our senior secured notes; a lowering or withdrawal of debt ratings; changes in our product mix; increases in fuel and other energy prices or availability of third-part freight providers; changes in insurance-related deductible/retention liabilities based on actual loss development experience; the possibility that the value of our deferred tax assets could become impaired; changes in our expected annual effective tax rate could be volatile; the costs and liabilities related to our participation in multi-employer pension plans could increase; the risk that our cash flows and capital resources may be insufficient to service our existing or future indebtedness; interest rate risk, which could cause our debt service obligations to increase; and changes in, or interpretation of, accounting principles. These factors, and the related trends and uncertainties, have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.

For more information on the risk factors impacting our business, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year 2023.

Results of Operations
Our results of operations for the three months ended June 29, 2024 (“second quarter of fiscal 2024”) and for the three months ended July 1, 2023 (“second quarter of fiscal 2023”) were as follows:

	Three Months Ended June 29, 2024	% of Net Sales	Three Months Ended July 1, 2023	% of Net Sales
	($ amounts in thousands)
Net sales	$768,363		$815,967
Gross profit	122,444	15.9%	135,803	16.6%
Selling, general, and administrative	89,453	11.6%	88,750	10.9%
Depreciation and amortization	10,120	1.3%	7,951	1.0%
Amortization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Other operating expenses	8	0.0%	993	0.1%
Operating income	23,847	3.1%	39,093	4.8%
Interest expense, net	4,801	0.6%	6,311	0.8%
Other expense, net	—	0.0%	594	0.1%
Income before provision for income taxes	19,046	2.5%	32,188	3.9%
Provision for income taxes	4,710	0.6%	7,722	0.9%
Net income	$14,336	1.9%	$24,466	3.0%

Our results of operations for the six months ended June 29, 2024 (“first six months of fiscal 2024”) and for the six months ended July 1, 2023 (“first six months of fiscal 2023”) were as follows:

	Six Months Ended June 29, 2024	% of Net Sales	Six Months Ended July 1, 2023	% of Net Sales
	($ amounts in thousands)
Net sales	$1,494,607		$1,613,871
Gross profit	250,125	16.7%	269,342	16.7%
Selling, general, and administrative	180,703	12.1%	179,924	11.1%
Depreciation and amortization	19,553	1.3%	15,669	1.0%
Amortization of deferred gains on real estate	(1,968)	(0.1)%	(1,968)	(0.1)%
Other operating expenses	322	0.0%	4,109	0.3%
Operating income	51,515	3.4%	71,608	4.4%
Interest expense, net	9,425	0.6%	13,998	0.9%
Other expense, net	—	0.0%	1,188	0.1%
Income before provision for income taxes	42,090	2.8%	56,422	3.5%
Provision for income taxes	10,262	0.7%	14,144	0.9%
Net income	$31,828	2.1%	$42,278	2.6%

The following table sets forth net sales by product category:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales by product category	($ amounts in thousands)
Specialty products	$539,466	$570,990	$1,043,300	$1,138,828
Structural products	228,897	244,977	451,307	475,043
Total net sales	$768,363	$815,967	$1,494,607	$1,613,871

Percentage of total net sales by product category
Specialty products	70.2%	70.0%	69.8%	70.6%
Structural products	29.8%	30.0%	30.2%	29.4%
Total net sales	100.0%	100.0%	100.0%	100.0%

The following table sets forth gross profit and gross margin percentages by product category:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross profit by product category:	($ amounts in thousands)
Specialty products	$104,350	$108,841	$208,399	$215,468
Structural products	18,094	26,962	41,726	53,874
Total gross profit	$122,444	$135,803	$250,125	$269,342

Gross margin % by product category:
Specialty products	19.3%	19.1%	20.0%	18.9%
Structural products	7.9%	11.0%	9.2%	11.3%
Company gross margin %	15.9%	16.6%	16.7%	16.7%

Second Quarter of Fiscal 2024 Compared to Second Quarter of Fiscal 2023

For the second quarter of fiscal 2024, the Company generated consolidated net sales of $768.4 million, a decrease of $47.6 million, or 5.8 percent, compared to the second quarter of fiscal 2023. The decrease in net sales in the current quarter was attributable to both specialty products and structural products as sales were negatively impacted by demand challenges in the housing and building product sectors, by specialty products price deflation, and by declining lumber and panel prices. The Company’s gross profit for the second quarter of fiscal 2024 decreased by $13.4 million to $122.4 million from $135.8 million in the prior year period and this decrease was attributable to both specialty products and structural products. Gross margin percentage for the Company decreased from 16.6 percent to 15.9 percent in the current quarter, mainly attributable to structural products.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, decreased by $31.5 million, or 5.5 percent, to $539.5 million in the second quarter of fiscal 2024. This decrease in net sales was due to price deflation across all specialty product categories, partially offset by volume gains for millwork, engineered wood, and siding. Specialty products gross profit decreased by $4.5 million to $104.4 million due primarily to lower sales volume, but specialty products gross margin percentage increased by 20 basis points to 19.3 percent compared to 19.1 percent in the second quarter of fiscal 2023. Gross margin percentage and gross profit for specialty products benefited in the current quarter from a $2.7 million change in an estimate for an accrual initially made and disclosed in the first quarter of 2024 related to amounts the Company believes it may owe for discrepancies in duties paid in prior years for certain imported goods. Not including this benefit, specialty products gross margin percentage would have been 18.9 percent in the current quarter.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased by $16.1 million, or 6.6 percent, to $228.9 million in the second quarter of fiscal 2024 compared to the second quarter of 2023. This decrease was primarily due to lower volumes and a decline in our lumber selling prices which generally correlated with a year-over-year decline in the average composite price of framing lumber. Structural products gross profit decreased by $8.9 million to $18.1 million from $27.0 million in the prior year period. Structural products gross margin percentage for the second quarter of fiscal 2024 was 7.9 percent compared to 11.0 percent in the prior-year period. Gross profit and gross margin percentage for the second quarter of fiscal 2024 were negatively impacted by lower sales and by a $2.4 million provision to adjust the carrying values of certain lumber and panel inventory items to their net realizable values as of June 29, 2024. During the second quarter of fiscal 2023, there was no such provision.

Our selling, general, and administrative (“SG&A”) expenses increased by $0.7 million, or 0.8 percent, compared to the second quarter of fiscal 2023. In the current quarter, lower logistics expenses and share-based compensation expense were offset by higher technology expenses and by legal expenses associated with duty-related matters.

Depreciation and amortization expense increased 27.3 percent compared to the second quarter of fiscal 2023 due to a higher base of depreciable assets in the second quarter of fiscal 2024, resulting from our continued focused capital investment.

Interest expense, net, decreased by 23.9 percent, or $1.5 million, compared to the second quarter of fiscal 2023. The decrease was due to the generation of additional interest income from larger balances of cash and cash equivalents and from higher interest rates on those balances in the current quarter compared to the prior year period.

Our effective income tax rates were 24.7 percent and 24.0 percent for the second quarters of fiscal 2024 and 2023, respectively. Our effective income tax rates for both periods were impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by a benefit from the vesting of restricted stock units. For fiscal 2024, we expect our annual effective income tax rate will be approximately 26 percent.

Our net income for the second quarter of fiscal 2024 was $14.3 million, or $1.65 per diluted share, versus $24.5 million, or $2.70 per diluted share, in the prior-year period. Decreases in our net income and earnings per diluted share were due primarily to the factors discussed above.

First Six Months of Fiscal 2024 Compared to First Six Months of Fiscal 2023

For the first six months of fiscal 2024, the Company generated consolidated net sales of $1.5 billion, a decrease of $119 million, or 7.4 percent, compared to the first six months of fiscal 2023. The decrease in net sales in the current period was attributable to both specialty products and structural products as sales were negatively impacted by challenges in the housing and building products sectors and by declining lumber and panel prices. The Company’s gross profit for the first six months of fiscal 2024 decreased by $19.2 million to $250.1 million from $269.3 million in the prior year period and this decline was attributable to both specialty products and structural products. The Company’s gross margin percentage was 16.7 percent for both periods. Gross margin percentage and gross profit benefited in the current period by a net benefit in specialty products of $9.1 million for import duty items. The import duty items were related to changes in retroactive rates for anti-dumping duties resulting in a credit to cost of products sold of $16.9 million, partially offset by classification adjustments for certain goods imported by the Company that resulted in an increase in Cost of products sold of $7.7 million. Not including this net benefit, the Company’s gross margin percentage would have been 16.1 percent in the current period.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, decreased by $95.5 million, or 8 percent, to $1.0 billion in the first six months of fiscal 2024. The decline in net sales was due to price deflation across all specialty product categories, partially offset by volume gains for millwork, engineered wood, and siding. Specialty products gross profit decreased $7.1 million to $208.4 million due to lower net sales, while specialty products gross margin percentage increased 110 basis points to 20.0 percent for the first six months of fiscal 2024 compared to 18.9 percent in the first six months of fiscal 2023. The net impact of the import duty items described above increased specialty products gross profit for the current period by $9.1 million and specialty products gross margin percentage by 0.9 percent.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased $23.7 million to $451.3 million in the first six months of fiscal 2024 primarily due to volume and price declines for the lumber category, partially offset by price increases in the panels category. Gross profit for structural products decreased by $12.1 million to $41.7 million from $53.9 million in the prior year period. Structural products gross margin percentage for the first six months of fiscal 2024 was 9.2 percent, a decline from 11.3 percent in the prior-year period. The declines in gross profit and gross margin percentage were attributable to the lower sales and by a $2.4 million provision to adjust the carrying values of certain lumber and panel inventory items to their net realizable values as of June 29, 2024. We determined that a provision for lower of cost and net realizable value was not required for any inventory at the end of the first six months of fiscal 2023.

Our SG&A expenses in the first six months of fiscal 2024 increased $0.8 million compared to the first six months of fiscal 2023. In the current period, lower logistics expenses and share-based compensation expenses were offset by higher technology expenses and by legal expenses associated with duty-related matters.

Depreciation and amortization expense increased 24.8 percent compared to the first six months of fiscal 2023 due to a higher base of depreciable assets throughout the first six months of fiscal 2024 when compared the prior-year period, resulting from our continued focus on capital investment.

Other operating expenses decreased $3.8 million compared to the first six months of fiscal 2023 primarily due to restructuring related expenses, including severance expenses, incurred in the 2023 period due to our leadership transition.

Interest expense, net, decreased by 32.7 percent, or $4.6 million, compared to the first six months of fiscal 2023. The decrease is primarily due to the generation of higher interest income, given our year-over-year increase in cash that is generating interest at higher rates than last year.

Our effective income tax rates were 24.4 percent and 25.1 percent for the first six months of fiscal 2024 and 2023, respectively. Our effective income tax rate for both periods was impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, offset by a benefit from the vesting of restricted stock units. For fiscal 2024, we expect our annual effective income tax rate will be approximately 26 percent.

Our net income for the first six months of fiscal 2024 was $31.8 million, or $3.66 per diluted share, versus $42.3 million, or $4.67 per diluted share, in the prior-year period. Our net income for the first six months of fiscal 2024 decreased due primarily to the factors discussed above.

Liquidity and Capital Resources

We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations, cash and cash equivalents on hand, and availability from our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for at least the next 12 months and into the foreseeable future. As of June 29, 2024, we had $491 million of cash and cash equivalents plus $346.5 million of availability on our revolving credit facility.

Senior Secured Notes

In October 2021, we completed the private offering of $300 million of our 6.0 percent senior secured notes due 2029 (the “2029 Notes”). Interest is payable semi-annually. Our 2029 Notes are scheduled to mature on November 15, 2029, and no principal is due until that time as long as we remain in compliance with the related covenants. As of June 29, 2024, we were in compliance with these covenants.

Revolving Credit Facility

Our existing revolving credit facility (“Revolving Credit Facility”) with Wells Fargo, National Association, as administrative agent (“Agent”), and certain other financial institutions, matures on August 2, 2026, provided we remain in compliance with the related covenants. As of June 29, 2024, we were in compliance with such covenants.

Any outstanding borrowings under our Revolving Credit Facility bear interest at a rate per annum equal to (i) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (calculated as SOFR plus 0.1 percent) plus a margin ranging from 1.25 percent to 1.75 percent, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on SOFR, or (ii) the Agent’s base rate (as that term is defined in the agreement for the Revolving Credit Facility) plus a margin ranging from 0.25 percent to 0.75 percent, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate.

Borrowings under our Revolving Credit Facility are subject to availability under the Borrowing Base (as that term is defined in the agreement for the Revolving Credit Facility). The Company is required to repay revolving loans thereunder to the extent that such revolving loans exceed the Borrowing Base then in effect. Our Revolving Credit Facility may be prepaid in whole or in part from time to time without penalty or premium but including all breakage costs incurred by any lender thereunder.

As of June 29, 2024, we had zero outstanding borrowings under our Revolving Credit Facility and available borrowing capacity was $346.5 million, net of undrawn letters of credit. Excess availability, which includes availability under our Revolving Credit Facility plus cash and cash equivalents in qualified accounts, was $837.9 million.
Finance Lease Obligations
Our finance lease obligations consist of leases for real estate, equipment, and vehicles totaling $291.3 million and $285.4 million as of June 29, 2024 and December 30, 2023, respectively. Of the $291.3 million as of June 29, 2024, $243.4 million related to real estate and $48.0 million related to equipment. Of the $285.4 million as of December 30, 2023, $243.2 million related to real estate and $42.3 million related to equipment.

Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities for the first six months of fiscal 2024 was $4.7 million compared to net cash provided of $153.1 million in the first six months of fiscal 2023. The decrease in cash provided by operating activities during the first six months of fiscal 2024 was primarily a result of a decrease in net income for the current year period plus higher cash generated in the prior year period from changes in working capital, primarily inventory.

Investing Activities

Net cash used in investing activities for the first six months of fiscal 2024 was $11.6 million compared to net cash used of $13.9 million in the first six months of fiscal 2023. The change was primarily due to amounts invested in property and equipment. During the first six months of fiscal 2024, we also acquired $11.2 million of property and equipment through finance leases, compared to $3.4 million for the first six months of fiscal 2023.

Financing Activities

Net cash used in financing activities totaled $23.4 million for the first six months of fiscal 2024 compared to net cash used of $19.8 million for the first six months of fiscal 2023. The change in net cash used in financing activities was primarily due to an increase in cash used for repurchases of our common stock under our announced share repurchase programs. During the first six months of fiscal 2024, we repurchased $14.5 million of our common stock compared to $11.6 million during the first six months of fiscal 2023. Principal payments for finance leases were also higher in the current period.

Stock Repurchase Programs

During the first six months of fiscal 2024, we repurchased 152,403 shares of our common stock under our 2023 share repurchase program at an average price of $98.28, including broker commissions but excluding any excise tax that may be due on the repurchases, for a total of $15.0 million. All of the share repurchase in fiscal 2024 occurred in the second quarter. As of June 29, 2024, there remained $76.5 million repurchase capacity under this authorization. Between June 29, 2024 and July 26, 2024, we purchased an additional 58,715 shares of our common stock for $6.0 million at an average price of $102.75 per share, including broker commissions but excluding any excise tax that may be due on the repurchases.

Under the 2023 share repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

During the second quarter of fiscal 2023, we repurchased 141,705 shares of our common stock under the former 2021/2022 share repurchase program at an average price of $81.36 per share, including broker commissions but excluding any excise tax due on the repurchases. No shares were repurchased during the first quarter of fiscal 2023. The 2021/2022 share repurchase program was concluded during the fourth quarter of fiscal 2023.

Net Working Capital

Net working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Net working capital is defined as the sum of accounts receivables and inventory, less accounts payable, each determined in accordance with GAAP and included in our consolidated balance sheets. This metric differs from traditional working capital in that it excludes certain current assets and current liabilities that are reported in our consolidated balance sheets. Net working capital of $451.7 million as of June 29, 2024, compared to $414.1 million as of December 30, 2023, increased on a net basis by approximately $37.6 million, as shown below:

	June 29, 2024	December 30, 2023	July 1, 2023
	(In thousands)
Current assets:
Receivables, less allowance for doubtful accounts	$273,537	$228,410	$294,341
Inventories, net	357,573	343,638	379,312
	$631,110	$572,048	$673,653

Current liabilities:
Accounts payable	$179,375	$157,931	$190,130
	$179,375	$157,931	$190,130

Net working capital	$451,735	$414,117	$483,523

Investments in Property and Equipment

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets is included in property and equipment, at cost on our unaudited condensed consolidated balance sheets.

For the first six months of fiscal 2024, we invested $11.9 million in long-lived assets primarily related to investments in our distribution facilities and to a lesser extent, upgrading our fleet. We also added $11.2 million in new finance leases during the first six months of fiscal 2024 for new tractors and forklifts to enhance our logistical network.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for each month of the fiscal quarter ended June 29, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 31 - May 4	613	$112.14	—	$91,429,309
May 5 - June 1	43,477	$102.19	43,170	$87,019,153
June 2 - June 29	123,884	$96.95	109,233	$76,453,769
Total	167,974		152,403

(1) Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

(2) Includes broker commissions associated with the repurchases. Excludes any excise taxes incurred under The Inflation Reduction Act of 2022.

(3) On October 31, 2023, our Board of Directors authorized a new share repurchase authorization for up to $100 million. As of June 29, 2024, we had a remaining authorization amount of approximately $76.5 million under this program. With the remaining availability under the stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of fiscal 2024.

ITEM 6. EXHIBITS

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	*	Form of 2024 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ±
10.2	*	Form of 2024 Performance-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ±
10.3	*	Form of 2024 Director Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ±
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.
	±	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: July 30, 2024	By:	/s/ Andrew Wamser
Andrew Wamser
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2024	By:	/s/ Kimberly A. DeBrock
Kimberly A. DeBrock
Vice President and Chief Accounting Officer
(Principal Accounting Officer)