Form 10-Q
period 2024-09-28
BlueLinx Holdings Inc.
filed 2024-10-29
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2024, there were 8,380,695 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended September 28, 2024

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$747,288	$809,981	$2,241,895	$2,423,852
Cost of products sold	621,619	670,735	1,866,101	2,015,264
Gross profit	125,669	139,246	375,794	408,588
Operating expenses (income):
Selling, general, and administrative	92,210	91,354	272,913	271,278
Depreciation and amortization	9,530	8,089	29,083	23,758
Amortization of deferred gains on real estate	(984)	(984)	(2,952)	(2,952)
Other operating expenses, net	888	1,131	1,210	5,240
Total operating expenses	101,644	99,590	300,254	297,324
Operating income	24,025	39,656	75,540	111,264
Non-operating expenses:
Interest expense, net	4,619	5,577	14,044	19,575
Settlement of defined benefit pension plan	(2,226)	—	(2,226)	—
Other expense, net	—	594	—	1,782
Income before provision for income taxes	21,632	33,485	63,722	89,907
Provision for income taxes	5,616	9,103	15,878	23,247
Net income	$16,016	$24,382	$47,844	$66,660

Basic earnings per share	$1.88	$2.72	$5.54	$7.39
Diluted earnings per share	$1.87	$2.71	$5.53	$7.38

Comprehensive income:
Net income	$16,016	$24,382	$47,844	$66,660
Other comprehensive income:
Amortization of unrecognized pension gain, net of tax	—	225	—	689
Other	—	—	—	(22)
Total other comprehensive income	—	225	—	667
Comprehensive income	$16,016	$24,607	$47,844	$67,327

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$526,281	$521,743
Receivables, less allowances of $3,244 and $3,398, respectively	278,049	228,410
Inventories, net	340,541	343,638
Other current assets	36,500	26,608
Total current assets	1,181,371	1,120,399
Property and equipment, at cost	423,842	396,321
Accumulated depreciation	(187,992)	(170,334)
Property and equipment, net	235,850	225,987
Operating lease right-of-use assets	45,647	37,227
Goodwill	55,372	55,372
Intangible assets, net	27,834	30,792
Deferred income tax asset, net	51,306	53,256
Other non-current assets	13,699	14,568
Total assets	$1,611,079	$1,537,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186,319	$157,931
Accrued compensation	18,400	14,273
Finance lease liabilities - current	12,547	11,178
Operating lease liabilities - current	8,276	6,284
Real estate deferred gains - current	3,935	3,935
Other current liabilities	28,247	24,961
Total current liabilities	257,724	218,562
Long-term debt	294,733	293,743
Finance lease liabilities, less current portion	281,263	274,248
Operating lease liabilities, less current portion	38,752	32,519
Real estate deferred gains, less current portion	64,280	66,599
Other non-current liabilities	18,738	17,644
Total liabilities	955,490	903,315
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value, 30,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized, 8,423,383 and 8,650,046 outstanding, respectively	84	87
Additional paid-in capital	138,522	165,060
Retained earnings	516,983	469,139
Total stockholders’ equity	655,589	634,286
Total liabilities and stockholders’ equity	$1,611,079	$1,537,601

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, December 30, 2023	8,650	$87	$165,060	$469,139	$634,286
Net income	—	—	—	17,492	17,492
Vesting of restricted stock units	19	(a)	(a)	—	—
Compensation related to share-based grants	—	—	2,350	—	2,350
Repurchase of shares to satisfy employee tax withholdings	(7)	—	(907)	—	(907)
Balance, March 30, 2024	8,662	87	166,503	486,631	653,221
Net income	—	—	—	14,336	14,336
Vesting of restricted stock units	57	1	(1)	—	—
Compensation related to share-based grants	—	—	1,405	—	1,405
Repurchase of shares to satisfy employee tax withholdings	(16)	(a)	(1,545)	—	(1,545)
Common stock repurchase and retirement	(152)	(2)	(15,083)	—	(15,085)
Balance, June 29, 2024	8,551	86	151,279	500,967	652,332
Net income	—	—	—	16,016	16,016
Vesting of restricted stock units	26	(a)	(a)	—	—
Compensation related to share-based grants	—	—	3,186	—	3,186
Repurchase of shares to satisfy employee tax withholdings	(8)	(a)	(816)	—	(816)
Common stock repurchase and retirement	(146)	(2)	(15,127)	—	(15,129)
Balance, September 28, 2024	8,423	$84	$138,522	$516,983	$655,589

(a) Activity rounds to less than one thousand dollars

See accompanying Notes.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, December 31, 2022	9,049	$90	$200,748	$(31,412)	$420,603	$590,029
Net income	—	—	—	—	17,812	17,812
Other comprehensive income	—	—	—	228	—	228
Vesting of restricted stock units	67	1	(1)	—	—	—
Compensation related to share-based grants	—	—	4,569	—	—	4,569
Repurchase of shares to satisfy employee tax withholdings	(8)	—	(570)	—	—	(570)
Obligation for repurchase of shares to satisfy employee tax withholdings	(19)		(1,319)	—	—	(1,319)
Balance, April 1, 2023	9,089	91	203,427	(31,184)	438,415	610,749
Net income	—	—	—	—	24,466	24,466
Other comprehensive income	—	—	—	214	—	214
Vesting of restricted stock units	95	—	(1)	—	—	(1)
Compensation related to share-based grants	—	—	1,926	—	—	1,926
Repurchase of shares to satisfy employee tax withholdings	(24)	—	(2,071)	—	—	(2,071)
Obligation for repurchase of shares to satisfy employee tax withholdings	(10)	—	(913)	—	—	(913)
Common stock repurchase and retirement	(142)	(1)	(11,598)	—	—	(11,599)
Balance, July 1, 2023	9,008	90	190,770	(30,970)	462,881	622,771
Net income	—	—	—	—	24,382	24,382
Other comprehensive income	—	—	—	225	—	225
Vesting of restricted stock units	7	—	—	—	—	—
Compensation related to share-based grants	—	—	2,980	—	—	2,980
Repurchase of shares to satisfy employee tax withholdings	(3)	—	(281)	—	—	(281)
Obligation for shares repurchases not yet settled	(10)	—	(843)	—	—	(843)
Common stock repurchase and retirement	(206)	(2)	(17,720)	—	—	(17,722)
Balance, September 30, 2023	8,796	$88	$174,906	$(30,745)	$487,263	$631,512

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$47,844	$66,660
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	29,083	23,758
Amortization of debt discount and issuance costs	990	989
Settlement of frozen defined benefit pension plan	(2,226)	—
Provision for deferred income taxes	1,950	1,117
Amortization of deferred gains from real estate	(2,952)	(2,952)
Share-based compensation	6,941	9,475
Changes in operating assets and liabilities:
Accounts receivable	(47,413)	(46,013)
Inventories	3,097	120,151
Accounts payable	27,932	49,791
Other current assets	(9,892)	2,621
Other assets and liabilities	11,080	5,127
Net cash provided by operating activities	66,434	230,724

Cash flows from investing activities:
Proceeds from sale of assets	839	191
Property and equipment investments	(19,830)	(18,938)
Net cash used in investing activities	(18,991)	(18,747)

Cash flows from financing activities:
Common stock repurchase and retirement	(29,982)	(29,321)
Repurchase of shares to satisfy employee tax withholdings	(3,257)	(5,157)
Principal payments on finance lease liabilities	(9,666)	(6,659)
Net cash used in financing activities	(42,905)	(41,137)

Net change in cash and cash equivalents	4,538	170,840
Cash and cash equivalents at beginning of period	521,743	298,943
Cash and cash equivalents at end of period	$526,281	$469,783

Supplemental cash flow information:
Interest paid during the period	$29,147	$27,948
Taxes paid during the period	$24,224	$17,682

Non-cash investing and financing activities:
Property and equipment acquired under finance leases	$16,710	$11,277
Liabilities for properties and equipment investments	$1,013	$—
Obligation for shares repurchases not yet settled	$—	$843

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2024
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

The Company has condensed or omitted certain notes and other information from the unaudited condensed consolidated financial statements presented in this report. Therefore, these condensed financial statements and accompanying notes should be read in conjunction with the Company’s 2023 Form 10-K. The results for the three and nine months ended September 28, 2024 are not necessarily indicative of results that may be expected for the full fiscal year ending December 28, 2024, or any other interim period.

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

Significant Accounting Policies

The Company has made no material changes to its significant accounting policies described in the notes to its consolidated financial statement included in its 2023 Form 10-K. The Company did not adopt any new accounting standards during the fiscal year ended December 30, 2023 or during the nine months ended September 28, 2024.

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
2. Inventories
The Company’s inventories consist almost entirely of finished goods inventory, with a very limited amount of work-in-process inventory. The cost of all inventories is determined by the moving average cost method. The Company included all material charges directly incurred in bringing inventory to its existing condition and location, including the cost of inbound freight, volume incentives, inventory adjustments, tariffs, duties and other import fees. The Company evaluates its inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at the lower-of-cost-and-net-realizable-value (“LCNRV”), which also considers items that may be considered damaged, excess, and obsolete inventory.

During the second quarter of fiscal 2024, the Company recorded a write-down of $2.4 million to reflect the LCNRV for certain inventory related to its structural products. The $2.4 million write-down was due to declines in wood-based commodity prices. During the third quarter of fiscal 2024, substantially all of the inventory covered by this $2.4 million LCNRV write-down was sold, thereby resulting in lower Costs of products sold by that same amount in the third quarter of fiscal 2024. This adjustment increased gross margin percentage for structural products in the third quarter of fiscal 2024 by 1.0 percent.

Substantially all of the amount reported in Cost of products sold on the Company’s consolidated statement of operations is composed of costs incurred to purchase inventory that is subsequently resold to customers, including costs related to import duties and tariffs. Import duties and tariffs are not typically passed through to customers as separately billed charges. Certain import duties are classified by the U.S. Department of Commerce (the “Commerce Department”) as “antidumping or countervailing duties,” and these duties may be subject to periodic review and adjustments by the Commerce Department through a process known as a trade remedy administrative review, which can result in both retroactive and prospective adjustments to duty rates. At the time of importation, the Company tenders antidumping duty and countervailing duty cash deposits (as use of that term has been defined by the Commerce Department) to the U.S. Customs and Border Protection (“U.S. Customs”) and accounts for duties and tariffs based on the then-current rates in effect, and records any retroactive adjustments in the period in which U.S. Customs determines final duty rates at the time entries subject to antidumping and countervailing duties liquidate (as use of that term has been defined by the Commerce Department), typically through the resolution of a trade remedy administrative review proceeding. During the three and nine months ended September 28, 2024, the Company recognized refunds of $3.8 million and $20.7 million, respectively, plus interest of $0.7 million and $2.7 million, respectively, related to retroactive adjustments associated with certain antidumping duties for imported wood moulding and millwork products. The antidumping duty cash deposits were originally paid and accounted for by the Company in prior reporting periods at the then-current rates. Impacted inventories have since been sold. These adjustment amounts are reflected in Cost of products sold and Interest expense, net, respectively, on the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 28, 2024. See Note 9, Commitments and Contingencies, for disclosure concerning another matter related to import duties.
3. Goodwill and Intangible Assets, net
During the fiscal quarter and year-to-date period ended September 28, 2024, the only change to the carrying values of Goodwill and Intangible assets, net, was the amortization of Intangible assets, all of which have definite lives. Amortization expense for intangible assets was $1.0 million and $3.0 million for the three and nine month periods ended September 28, 2024, respectively. For the three and nine month periods ended September 30, 2023, amortization expense was $1.0 million and $3.2 million, respectively.

4. Revenue Recognition
The following table presents the Company’s revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
Product type	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
Specialty products	$519,000	$558,851	$1,562,300	$1,697,679
Structural products	228,288	251,130	679,595	726,173
Total net sales	$747,288	$809,981	$2,241,895	$2,423,852

The following table presents the Company’s revenues disaggregated by sales channel. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
Sales channel	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
Warehouse and reload	$622,981	$683,072	$1,843,942	$2,065,212
Direct	140,505	143,026	445,606	405,335
Customer discounts and rebates	(16,198)	(16,117)	(47,653)	(46,695)
Total net sales	$747,288	$809,981	$2,241,895	$2,423,852

Warehouse sales are delivered from Company warehouses. Reload sales are similar to warehouse sales but are shipped from warehouses, most of which are operated by third parties, where the Company stores owned products to enhance operating efficiencies. The reload channel is employed primarily to service strategic customers that would be less economical to service from Company warehouses, and to distribute large volumes of imported products from port facilities. Direct sales are shipped from the manufacturer to the customer without the Company taking physical possession of the inventory and, as a result, typically generate lower margins than warehouse and reload distribution channels but require lower amount of committed capital and fixed costs.

Performance obligations in contracts with customers generally consist solely of delivery of goods.

5. Debt and Finance Lease Obligations

As of September 28, 2024 and December 30, 2023, debt and finance lease obligations consisted of the following:

	September 28, 2024	December 30, 2023
	(In thousands)
Senior Secured Notes (“2029 Notes”) (1)	$300,000	$300,000
Revolving Credit Facility (2)	—	—
Finance lease obligations (3)	293,810	285,426
	593,810	585,426
Unamortized debt issuance costs	(2,629)	(3,246)
Unamortized bond discount costs	(2,638)	(3,011)
	588,543	579,169
Less: current portion of finance lease obligations	12,547	11,178
Total, net of current portion	$575,996	$567,991

(1) As of September 28, 2024 and December 30, 2023, long-term debt was comprised of $300 million of Senior Secured Notes (“2029 Notes”) issued in October 2021. These notes are presented under the Long-term debt caption of the Company’s unaudited condensed consolidated balance sheets at $294.7 million and $293.7 million as of September 28, 2024 and December 30, 2023, respectively. This balance sheet presentation is net of unamortized discount of $2.6 million and $3.0 million, respectively, and unamortized debt issuance costs of $2.6 million and $3.2 million, respectively, as of September 28, 2024 and December 30, 2023. The Senior Secured Notes are presented in this table at their face value.

(2) Available borrowing capacity under the Revolving Credit Facility was $346.5 million as of September 28, 2024 and December 30, 2023. The available borrowing capacity reflects undrawn letters of credit.

(3) Refer to Note 8, Leases, for interest rates associated with finance lease obligations. Amounts on this line include $125.1 million and $125.0 million as of September 28, 2024 and December 30, 2023, respectively, for sale-leasebacks of real estate in fiscal 2019 and 2020 that did not qualify for sale treatment for accounting purposes.

Interest expense, net on the Company’s unaudited condensed consolidated statements of operations consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
Interest expense	$11,668	$11,394	$35,958	33,977
Interest income	7,049	5,817	21,914	14,402
Interest expense, net	$4,619	$5,577	$14,044	$19,575

Interest expense for the reporting periods presented in the above table primarily reflects interest expense for the 2029 Notes, interest expense on finance lease obligations, certain ongoing fees for the Revolving Credit Facility that are classified as interest expense, amortization of debt issuance costs for the 2029 Notes and Revolving Credit Facility, and amortization of original-issue bond discount on the 2029 Notes. Total amortization of debt issuance costs and bond discount costs was $0.3 million and $1.0 million for the three and nine months ended September 28, 2024, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. Interest expense for the nine months ended September 28, 2024 also includes $1.2 million for estimated interest expense related to import duties that the Company believes it may owe (see Note 9, Commitments and Contingencies).

Interest income for the reporting periods presented in the above table primarily reflects interest earned on the Company’s cash and cash equivalents. Interest income for the three and nine months ended September 28, 2024 also includes $0.7 million and $2.7 million, respectively, on refunds approved in fiscal 2024 from U.S. Customs for anti-dumping import duties (see Note 2, Inventories).

2029 Notes

Interest expense, excluding amortization of debt issuance costs and bond discount, for the 2029 Notes totaled $4.5 million and $13.5 million for the three and nine months ended September 28, 2024, respectively, and $4.5 million and $13.5 million for the three and nine months ended September 30, 2023, respectively. The 2029 Notes pay interest at a fixed annual rate of 6.0 percent through maturity.

Revolving Credit Facility

As of September 28, 2024 and December 30, 2023, the Company had zero outstanding borrowings under the Revolving Credit Facility. Available borrowing capacity, reduced for undrawn letters of credit, under the Revolving Credit Facility was $346.5 million as of September 28, 2024 and December 30, 2023. Excess availability, which includes availability under the Revolving Credit Facility plus cash and cash equivalents in qualified deposit accounts, was $872.8 million and $868.2 million as of September 28, 2024 and December 30, 2023, respectively.

Debt Covenants

The Revolving Credit Facility and the 2029 Notes contain various covenants and restrictions, including customary financial covenants. The Company was in compliance with all such covenants as of September 28, 2024 and December 30, 2023. The Company’s right to make draws on the Revolving Credit Facility may be conditioned upon, among other things, compliance with these covenants. These covenants also limit the Company’s ability to, among other things: incur additional debt; grant liens on assets; make investments; repurchase stock; pay dividends and make distributions; sell or acquire assets, including certain real estate assets, outside the ordinary course of business; engage in transactions with affiliates; and make fundamental business changes.

Finance Lease Obligations

The Company’s finance lease liabilities consist of leases related to equipment, vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on the Company’s finance lease obligations, refer to Note 8, Leases.

6. Net Periodic Pension Cost (Benefit)
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
The Company incurred the following net periodic pension (benefit) cost for the following periods:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
Service cost (1)	$—	$—	$—	$—
Interest cost on projected benefit obligation	—	1,105	—	3,314
Expected return on plan assets	—	(812)	—	(2,437)
Amortization of unrecognized gain	—	301	—	905
Settlement loss adjustment(2)	(2,226)	—	(2,226)	—
Net periodic pension (benefit) cost	$(2,226)	$594	$(2,226)	$1,782
(1) Service cost not a part of net periodic pension benefit as the pension plan was frozen for all participants.
(2) Represents an adjustment for the settlement charge originally recognized during the fourth quarter of fiscal 2023 related to settlement of the Company’s frozen defined benefit pension plan.
Net periodic pension cost is included in Other expense, net in the Company’s unaudited condensed consolidated statement of operations and comprehensive income. However, the settlement charge and related adjustments are reported on a separate line under Non-operating expenses on the Company’s unaudited condensed consolidated statement of operations and comprehensive income.

7. Share-Based Compensation
During the three and nine months ended September 28, 2024, the Company incurred stock compensation expense of $3.2 million and $6.9 million, respectively. Expense in the nine months ended September 28, 2024 included a credit of $1.7 million (recognized in fiscal second quarter 2024) related to cumulative adjustments for certain unvested restricted stock unit grants that were granted in June 2022 and are subject to vesting based, in part, on performance criteria that are not expected, as of September 28, 2024, to be fully achieved before the end of the vesting period on June 28, 2025.

As of September 28, 2024, unearned compensation for share-based grants was $23.0 million, with $14.2 million of this amount associated with grants made in the first nine months of fiscal 2024. Under the Company’s 2021 BlueLinx Holdings, Inc. 2021 Long-Term Incentive Plan as of September 28, 2024, 506,044 shares of common stock remain available for future issuance pursuant to equity-based compensation awards.

For the three and nine months ended September 30, 2023, the Company incurred stock compensation expense of $3.0 million and $9.5 million, respectively. This expense included expense for the acceleration of unrecognized compensation cost in conjunction with certain changes in the Company’s executive management.
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
The Company’s finance lease liabilities consist of leases related to equipment and vehicles, and real estate. A majority of the Company’s finance leases relate to real estate. During fiscal 2017 and fiscal 2018, the Company entered into real estate financing transactions on certain of its warehouse facilities. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, the Company entered into long-term leases on the properties having renewal options. The Company accounted for these transactions in accordance with the ASC 840, Leases, which was the lease accounting standard in effect for the Company at the inception of these arrangements. The Company recorded these transactions as finance lease liabilities on its consolidated balance sheet. Gains on these sale-leaseback transactions were deferred and are being recognized into the Company’s earnings. As of September 28, 2024 and December 30, 2023, the remaining unrecognized deferred gains related to these transactions were $68.2 million and $70.5 million, respectively, and these deferred gains are being recognized in earning on a straight-line basis. During the three months ended September 28, 2024 and September 30, 2023, the Company recognized $1.0 million and $1.0 million, respectively, of these deferred gains in each quarter. In the nine months ended September 28, 2024 and September 30, 2023, the Company recognized $3.0 million and $3.0 million, respectively, of these deferred gains in each period.
The following table presents the assets and liabilities related to the Company’s leases as of September 28, 2024 and December 30, 2023:

Lease Assets and Liabilities		September 28, 2024	December 30, 2023
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$45,647	$37,227
Finance lease right-of-use assets (1)	Property and equipment, net	136,958	138,357
Total lease right-of-use assets		$182,605	$175,584

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities - current	$8,276	$6,284
Finance lease liabilities	Finance lease liabilities - current	12,547	11,178
Non-current portion:
Operating lease liabilities	Operating lease liabilities - noncurrent	38,752	32,519
Finance lease liabilities	Finance lease liabilities - noncurrent	281,263	274,248
Total lease liabilities		$340,838	$324,229
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $111.4 million and $102.9 million as of September 28, 2024 and December 30, 2023, respectively.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
Components of lease expense	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
Operating lease expense:
Operating lease expense before sublease income	$2,886	$2,755	$7,965	$8,789
Sublease income	(900)	(1,062)	(2,648)	(2,475)
Operating lease expense	$1,986	$1,693	$5,317	$6,314

Finance lease expense:
Amortization of right-of-use assets	$4,716	$5,408	$14,478	$12,190
Interest on lease liabilities	6,407	6,077	19,108	18,158
Total finance lease expense	$11,123	$11,485	$33,586	$30,348

Supplemental cash flow information related to leases is as follows:

	Three Months Ended		Nine Months Ended
Cash flow information	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows, operating leases	$2,930	$2,367	$8,132	$8,958
Operating cash flows, finance leases	$6,407	$6,077	$19,108	$18,158
Financing cash flows, finance leases	$3,255	$2,393	$9,666	$6,659

Non-cash supplemental cash flow information related to leases is as follows:

	Three Months Ended		Nine Months Ended
Non-cash information	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(In thousands)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,183	$—	$14,515	$—
Finance leases	$5,560	$7,877	$16,710	$11,277
Supplemental balance sheet information related to leases is as follows:

Balance Sheet Information	September 28, 2024	December 30, 2023
	($ in thousands)
Finance leases
Property and equipment	$248,322	$241,276
Accumulated depreciation	(111,364)	(102,919)
Property and equipment, net	$136,958	$138,357
Weighted Average Remaining Lease Term (in years)
Operating leases	8.44	8.88
Finance leases	17.87	19.94
Weighted Average Discount Rate
Operating leases	8.18%	8.74%
Finance leases	8.80%	8.84%
The major categories of the Company’s obligations under finance leases as of September 28, 2024 and December 30, 2023 are as follows:

Category	September 28, 2024	December 30, 2023
	(In thousands)
Equipment and vehicles	$50,752	$42,252
Real estate(1)	243,058	243,174
Total finance leases	$293,810	$285,426
(1)Amounts include $125.1 million and $125.0 million as of September 28, 2024 and December 30, 2023, respectively, for sale-leasebacks of real estate in fiscal 2019 and 2020 that did not qualify for sale treatment for accounting purposes.
Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of September 28, 2024. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the unaudited condensed consolidated balance sheet, including options to extend lease terms that are reasonably certain of being exercised.

Fiscal Year:	Operating Leases	Finance Leases
	(In thousands)
2024	$2,932	$9,999
2025	11,074	37,057
2026	8,089	40,487
2027	7,138	34,900
2028	6,885	35,093
Thereafter	30,713	504,048
Total lease payments	$66,831	$661,584
Less: imputed interest	(19,803)	(367,774)
Total	$47,028	$293,810

9. Commitments and Contingencies
Regulatory Matters
Government and regulatory agencies may have the ability to conduct routine audits and periodic examinations of, and administrative proceedings regarding, the Company’s business operations. As previously disclosed, U.S. Customs gathered initial information from the Company under routine audit procedures, and the information indicated that the Company potentially underpaid duties in prior periods arising from certain classification discrepancies for products imported into the United States as separately entered shipments. In working with U.S. Customs, the Company has exercised reasonable care to address this matter in an equitable and expeditious manner through the filing of a prior disclosure submission with U.S. Customs. As of September 28, 2024, the Company estimates that it will be required to pay approximately $8.0 million, excluding any interest. This amount is reflected in Other current liabilities on the Company’s unaudited condensed consolidated balance sheet as of September 28, 2024. On the Company’s unaudited condensed consolidated statements of operations, expense of $0.3 million and $8.0 million, excluding interest, was recognized for this matter in the three and nine months ended September 28, 2024, respectively, within Cost of products sold. See Note 2, Inventories, for disclosure concerning another matter related to import duties.
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

Collective Bargaining Agreements
As of September 28, 2024, approximately 18.4 percent of the Company’s employees were represented by various local labor unions with terms and conditions of employment governed by collective bargaining agreements (“CBAs”). Two CBAs covering approximately 1.3 percent percent of the Company’s employees are up for renewal during the remainder of fiscal 2024 and are expected to be renegotiated before their renewal dates.
10. Accumulated Other Comprehensive Loss
As of September 28, 2024 and December 30, 2023, the Company had no accumulated other comprehensive income or loss. For changes in accumulated other comprehensive loss during the three and nine months ended September 30, 2023, see the unaudited condensed consolidated statements of operations and comprehensive income included in this Form 10-Q. As of September 30, 2023, the components of accumulated other comprehensive loss were as follows:

	Defined Benefit Pension Plan, net of tax	Other, net of tax	Total Accumulated Other Comprehensive Loss
	(In thousands)
September 30, 2023 balances	$(31,986)	$1,241	$(30,745)
11. Income Taxes

Effective Income Tax Rate

The Company’s effective income tax rates for the three months ended September 28, 2024 and September 30, 2023 were 26.0 percent and 27.2 percent, respectively. The Company’s effective income tax rates for the nine months ended September 28, 2024 and September 30, 2023 were 24.9 percent and 25.9 percent, respectively.

The Company’s effective income tax rates for the three and nine months ended September 28, 2024 and September 30, 2023 were impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, partially offset by a partial release of a valuation allowance for deferred income tax assets, the vesting of restricted stock units, and the return-to-provision adjustment associated with the most recently filed U.S. Federal income tax return.

The Company’s effective income tax rates for the three and nine months ended September 30, 2023 were impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including executive compensation, offset by a benefit from the vesting of restricted stock units.

For fiscal 2024, the Company expects its consolidated annual effective income tax rate will be approximately 26 percent.

For additional information about the Company’s income taxes, see Note 7, Income Taxes, to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

12. Earnings Per Share and Stockholders' Equity
The Company calculates basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period. For rounding purposes when calculating earnings per share, the Company’s policy is to round down to the whole cent.
The Company calculates diluted earnings per share using the treasury stock method whereby net income for the period is divided by the weighted average number of shares of common stock outstanding for the period including the dilutive effect, if any, of shares of stock associated with unvested share-based grants. However, for share-based grants that vest in whole or in part based on performance metrics, their dilutive effect is included only after the performance metrics have been achieved.
The reconciliations of basic net income and diluted earnings per common share for the three and nine month periods ended September 28, 2024 and September 30, 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income (in thousands)	$16,016	$24,382	$47,844	$66,660

Weighted-average shares outstanding - Basic	8,496,383	8,935,851	8,622,616	9,009,812
Dilutive effect of share-based awards	31,927	34,343	24,015	17,646
Weighted-average shares outstanding - Diluted	8,528,310	8,970,194	8,646,631	9,027,458

Basic earnings per share	$1.88	$2.72	$5.54	$7.39
Diluted earnings per share	$1.87	$2.71	$5.53	$7.38

During the three and nine months ended September 28, 2024, unvested time-based restricted stock units totaling 6,299 and 1,644, respectively, and unvested performance-based restricted stock units totaling 139,654 for both periods were outstanding but not included in the computation of diluted earnings per share for the respective periods. During the three and nine months ended September 30, 2023, unvested time-based restricted stock units totaling 103,152 and 161,572, respectively, and unvested performance-based restricted stock units totaling 112,252 for both periods were outstanding but not included in the computation of diluted earnings per share for the respective periods. Each restricted stock unit is composed of one unvested share of the Company’s common stock.
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

During the three and nine months ended September 28, 2024, the Company repurchased 145,548 shares and 297,951 shares, respectively, of its common stock at a weighted-average average price of $103.08 and $100.63, respectively, including broker commissions but excluding federal excise tax on the repurchases, for a total of $15.0 million and $30.0 million, respectively. These amounts are based on trade date activity, while the amounts reported on the Company’s consolidated statements of cash flows for share repurchases are based on settlement date activity. As of September 28, 2024, there remained $61.5 million repurchase capacity under this authorization.

Between September 28, 2024 and October 25, 2024, the Company purchased an additional 43,240 shares of its common stock for $4.6 million at a weighted-average share price of $106.34 per share, including broker commissions but excluding federal excise tax due on the repurchases.

2021/2022 Authorization

On August 23, 2021, the Company’s board of directors approved a stock repurchase program that authorized the Company to repurchase up to $25.0 million of its common stock. On May 3, 2022, the Company’s board of directors increased the share repurchase authorization to $100 million. During the three and nine months ended September 30, 2023, the Company repurchased 216,507 shares and 358,212 shares, respectively, of its common stock under the 2021/2022 authorization at a weighted-average price of $84.93, and $83.52, respectively, including broker commissions but excluding federal excise tax on the repurchases, for total cash of $11.5 million and $29.9 million, respectively. These amounts are based on trade date activity, while the amounts reported on the Company’s consolidated statements of cash flows for share repurchases are based on settlement date activity. During fiscal October 2023, the Company exhausted the remaining available capacity of $3.7 million under the 2021/2022 authorization.

13. Fair Value Disclosures

The Company has no assets or liabilities with carrying values that are remeasured and adjusted to fair value on a recurring basis for each reporting period. The Company has not elected the fair value option for any assets or liabilities.

As of September 28, 2024 and December 30, 2023, the fair value of the 2029 Notes was approximately $290 million and $273 million, respectively, which were estimated from inputs that are designated as Level 2 in the fair value hierarchy. The Company’s valuation technique is based primarily on observable market prices in less active markets.

The fair value of cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate the carrying values as of September 28, 2024 and December 30, 2023 because of the short-term nature of these instruments.

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

3.Maintain a disciplined capital structure and pursue strategic investments that increase the value of the Company. The Company continues to strategically target acquisition opportunities that grow its specialty products business, expand its geographic reach, or complement its existing capabilities. The Company also continues to identify markets that are potential opportunities for new market development. The Company further seeks to maintain a disciplined capital structure while at the same time investing in its business to modernize its distribution facilities, as well as its tractor and trailer fleet, and to improve operational performance. During the nine months ended September 28, 2024, we engaged in the following transactions:

•Used cash of $19.8 million and entered into $16.7 million of finance leases to enhance our facilities and fleet.
•Returned capital of $30.0 million to our shareholders by using cash to purchase 297,951 shares of our common stock at an average price of $100.63.

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

Results of Operations
Our results of operations for the three months ended September 28, 2024 (“third quarter of fiscal 2024”) and for the three months ended September 30, 2023 (“third quarter of fiscal 2023”) were as follows:

	Three Months Ended September 28, 2024	% of Net Sales	Three Months Ended September 30, 2023	% of Net Sales
	($ amounts in thousands)
Net sales	$747,288		$809,981
Gross profit	125,669	16.8%	139,246	17.2%
Selling, general, and administrative	92,210	12.3%	91,354	11.3%
Depreciation and amortization	9,530	1.3%	8,089	1.0%
Amortization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Other operating expenses, net	888	0.1%	1,131	0.1%
Operating income	24,025	3.2%	39,656	4.9%
Interest expense, net	4,619	0.6%	5,577	0.7%
Settlement of defined benefit pension plan	(2,226)	(0.3)%	—	—%
Other expense, net	—	—%	594	0.1%
Income before provision for income taxes	21,632	2.9%	33,485	4.1%
Provision for income taxes	5,616	0.8%	9,103	1.1%
Net income	$16,016	2.1%	$24,382	3.0%

Our results of operations for the nine months ended September 28, 2024 (“first nine months of fiscal 2024”) and for the nine months ended September 30, 2023 (“first nine months of fiscal 2023”) were as follows:

	Nine Months Ended September 28, 2024	% of Net Sales	Nine Months Ended September 30, 2023	% of Net Sales
	($ amounts in thousands)
Net sales	$2,241,895		$2,423,852
Gross profit	375,794	16.8%	408,588	16.9%
Selling, general, and administrative	272,913	12.2%	271,278	11.2%
Depreciation and amortization	29,083	1.3%	23,758	1.0%
Amortization of deferred gains on real estate	(2,952)	(0.1)%	(2,952)	(0.1)%
Other operating expenses, net	1,210	0.1%	5,240	0.2%
Operating income	75,540	3.4%	111,264	4.6%
Interest expense, net	14,044	0.6%	19,575	0.8%
Settlement of defined benefit pension plan	(2,226)	(0.1)%	—	—%
Other expense, net	—	—%	1,782	0.1%
Income before provision for income taxes	63,722	2.8%	89,907	3.7%
Provision for income taxes	15,878	0.7%	23,247	1.0%
Net income	$47,844	2.1%	$66,660	2.8%

The following table sets forth net sales by product category:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales by product category	($ amounts in thousands)
Specialty products	$519,000	$558,851	$1,562,300	$1,697,679
Structural products	228,288	251,130	679,595	726,173
Total net sales	$747,288	$809,981	$2,241,895	$2,423,852

Percentage of total net sales by product category
Specialty products	69.5%	69.0%	69.7%	70.0%
Structural products	30.5%	31.0%	30.3%	30.0%
Total net sales	100.0%	100.0%	100.0%	100.0%

The following table sets forth gross profit and gross margin percentages by product category:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross profit by product category:	($ amounts in thousands)
Specialty products	$100,479	$110,898	$308,878	$326,366
Structural products	25,190	28,348	66,916	82,222
Total gross profit	$125,669	$139,246	$375,794	$408,588

Gross margin % by product category:
Specialty products	19.4%	19.8%	19.8%	19.2%
Structural products	11.0%	11.3%	9.8%	11.3%
Company gross margin %	16.8%	17.2%	16.8%	16.9%

Third Quarter of Fiscal 2024 Compared to Third Quarter of Fiscal 2023

For the third quarter of fiscal 2024, the Company generated consolidated net sales of $747.3 million, a decrease of $62.7 million, or 7.7 percent, compared to the third quarter of fiscal 2023. The decrease in net sales in the current quarter was attributable to continuing pricing pressures in both specialty products and structural products, with commodity prices in U.S. markets for lumber and panels being down 12 percent and 19 percent, respectively, compared to the prior year period. However, pricing declines were partially offset by volume growth for both specialty and structural products. The Company’s gross profit for the third quarter of fiscal 2024 decreased by $13.6 million to $125.7 million from $139.2 million in the prior year period and this decrease was attributable to both specialty and structural products. Gross margin percentage for the Company decreased from 17.2 percent to 16.8 percent in the current quarter, also attributable to both structural products and specialty products. The import-duty and LCNRV matters discussed in the sections below for specialty products and structural products contributed $5.9 million to the current quarter’s gross profit. Excluding these items, gross margin percentage was 16.0 percent for the current quarter.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, decreased by $39.9 million, or 7.1 percent, to $519.0 million in the third quarter of fiscal 2024. This decrease in net sales was due to price deflation across all specialty product categories, partially offset by volume gains for millwork, engineered wood, and specialty lumber and panels. Specialty products gross profit decreased by $10.4 million to $100.5 million due primarily to the decrease in sales. Specialty products gross margin percentage decreased by 40 basis points to 19.4 percent compared to 19.8 percent in the third quarter of fiscal 2023 due primarily to decreases in pricing. The current period included a net benefit of $3.5 million for import duty-related items from prior periods. Excluding this benefit, specialty products gross margin percentage was 18.7 percent. The duty items were related to changes in retroactive rates for anti-dumping duties and to classification adjustments for certain goods imported by the Company.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased by $22.8 million, or 9.1 percent, to $228.3 million in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. This decrease was primarily due to price deflation across all structural product types, partially offset by volume gains for all structural product types. Structural products gross profit decreased by $3.2 million to $25.2 million from $28.3 million in the prior year period due primarily to decreases in pricing. Structural products gross margin percentage for the third quarter of fiscal 2024 was 11.0 percent compared to 11.3 percent in the prior-year period. Gross profit and gross margin percentage for the third quarter of fiscal 2024 were positively impacted by a $2.4 million LCNRV inventory write-down for certain structural products at the end of the second quarter of fiscal 2024 that resulted in lower Costs of products sold in the third quarter of fiscal 2024 since substantially all of the inventory associated with the LCNRV write-down was sold during third quarter of fiscal 2024. This adjustment increased the current quarter’s gross margin percentage for structural products by 1.0 percent. The third quarter of fiscal 2023 was negatively impacted by a $0.6 million interim period LCNRV write-down for certain inventory related to our structural products.

Our selling, general, and administrative (“SG&A”) expenses increased by $0.9 million, or 0.9 percent, compared to the third quarter of fiscal 2023. In the current quarter, higher technology expenses associated with our digital transformation were partially offset by lower fleet-related logistics costs.

Depreciation and amortization expense increased 17.8 percent compared to the third quarter of fiscal 2023 due to a higher base of depreciable assets in the third quarter of fiscal 2024, resulting from our continued focus on strategic capital investment.

Interest expense, net, decreased by 17.2 percent, or $1.0 million, compared to the third quarter of fiscal 2023. The decrease was due to the generation of additional interest income from larger balances of cash and cash equivalents and from higher interest rates on those balances in the current quarter compared to the prior year period. Additionally, interest income for the third quarter of fiscal 2024 includes $0.7 million related to antidumping import duty refunds recognized in the quarter. (see Note 2, Inventories).

Our effective income tax rates were 26.0 percent and 27.2 percent for the third quarters of fiscal 2024 and 2023, respectively. Our effective income tax rates for both periods were impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, slightly offset by a benefit from the vesting of restricted stock units. For fiscal 2024, we expect our annual effective income tax rate will be approximately 26 percent.

Our net income for the third quarter of fiscal 2024 was $16.0 million, or $1.87 per diluted share, versus $24.4 million, or $2.71 per diluted share, in the prior-year period. Decreases in our net income and earnings per diluted share were due primarily to the factors discussed above. The 2024 period also reflects a pre-tax benefit of $2.2 million related to an adjustment of the settlement charge recorded in the fourth quarter of 2023 to settle our defined benefit pension plan. This benefit was partially offset by $1.2 million of estimated net losses related to Hurricane Helene in September 2024, which is reported within Other operating expenses, net on our unaudited condensed consolidated statements of operations.

First Nine Months of Fiscal 2024 Compared to First Nine Months of Fiscal 2023

For the first nine months of fiscal 2024, the Company generated consolidated net sales of $2.24 billion, a decrease of $182 million, or 7.5 percent, compared to the first nine months of fiscal 2023. The decrease in net sales in the current period was attributable to both specialty products and structural products and reflected continuing pricing pressures, partially offset by volume gains. The Company’s gross profit for the first nine months of fiscal 2024 decreased by $32.8 million to $375.8 million from $408.6 million in the prior year period. This decline in net sales was attributable to both specialty products and structural products. The Company’s gross margin percentage was 16.8 percent for the 2024 period, a decrease from the 16.9 percent for the 2023 period. Gross profit and gross margin percentage benefited in the current period by a net benefit in specialty products of $12.7 million for import duty items. The import duty items were related to changes in retroactive rates for anti-dumping duties resulting in a credit to cost of products sold of $20.7 million, partially offset by classification adjustments for certain goods imported by the Company that resulted in a net increase in Cost of products sold of $8.0 million for the current period. Not including this net benefit, the Company’s gross margin percentage would have been 16.2 percent in the current period.

Net sales of specialty products, which includes products such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, decreased by $135.4 million, or 8 percent, to $1.56 billion in the first nine months of fiscal 2024. The decline in net sales was due to price deflation across all specialty product types, partially offset by volume gains for millwork, engineered wood, siding, and specialty lumber and panels. Specialty products gross profit decreased $17.5 million to $308.9 million due to lower net sales, while specialty products gross margin percentage decreased 60 basis points to 19.8 percent for the first nine months of fiscal 2024 compared to 19.2 percent in the first nine months of fiscal 2023. The net impact of the import duty items described above increased specialty products gross profit for the current period by $12.7 million and specialty products gross margin percentage by 0.8 percent.

Net sales of structural products, which includes products such as lumber, plywood, oriented strand board, rebar, and remesh, decreased $46.6 million to $679.6 million in the first nine months of fiscal 2024 primarily due to volume and price declines for the lumber category, partially offset by price and volume increases in the panels category. Gross profit for structural products decreased by $15.3 million to $66.9 million from $82.2 million in the prior year period due to lower sales in the current period. Structural products gross margin percentage for the first nine months of fiscal 2024 was 9.8 percent, a decline from 11.3 percent in the prior-year period due primarily to price deflation for the lumber category. Gross profit and gross margin percentage for structural products benefited in the prior year period by lower cost of products sold attributable to a $2.6 million LCNRV write-down of certain inventory at the end of fiscal 2022, partially offset by an interim $0.6 million LCNRV write-down of certain inventory during the 2023 period. During the first nine months of fiscal 2024, such interim period LCNRV inventory write-downs and reversals netted to zero.

Our SG&A expenses in the first nine months of fiscal 2024 increased $1.6 million compared to the first nine months of fiscal 2023. In the current period, higher technology expenses associated with our digital transformation and legal expenses associated with duty-related matters were partially offset by lower sales-based incentive expenses and lower share-based compensation expense.

Depreciation and amortization expense increased 22.4 percent compared to the first nine months of fiscal 2023 due to a higher base of depreciable assets throughout the first nine months of fiscal 2024 when compared the prior-year period, resulting from our continued focus on strategic capital investment.

Other operating expenses, net decreased $4.0 million compared to the first nine months of fiscal 2023 primarily due to restructuring related expenses, including severance expenses, incurred in the 2023 period due to our leadership transition.

Interest expense, net, decreased by 28.3 percent, or $5.5 million, compared to the first nine months of fiscal 2023. The decrease was primarily due to the generation of higher interest income, given our year-over-year increase in cash that is generating interest at higher rates than last year. Included in interest income for the nine months ended September 28, 2024 is $2.7 million of interest income related to the antidumping import duty refunds (see Note 2, Inventories). Interest expense, net for the nine months ended September 28, 2024 also includes $1.2 million of estimated accrued interest expense related to estimated import duties owed by the Company (see Note 9, Commitments and Contingencies).

Our effective income tax rates were 24.9 percent and 25.9 percent for the first nine months of fiscal 2024 and 2023, respectively. Our effective income tax rate for both periods was impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, partially offset by a benefit from the vesting of restricted stock units, and in the 2024 period, a partial release of a valuation allowance for deferred income tax assets. For fiscal 2024, we expect our annual effective income tax rate will be approximately 26 percent.

Our net income for the first nine months of fiscal 2024 was $47.8 million, or $5.53 per diluted share, versus $66.7 million, or $7.38 per diluted share, in the prior-year period. Our net income for the first nine months of fiscal 2024 decreased due primarily to the factors discussed above. The 2024 period also reflects a pre-tax benefit of $2.2 million related to an adjustment of the settlement charge recorded in the fourth quarter of 2023 to settle our defined benefit pension plan. This benefit was partially offset by $1.2 million of estimated net losses related to Hurricane Helene in September 2024, which is reported within Other operating expenses, net on our unaudited condensed consolidated statements of operations.

Liquidity and Capital Resources

We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations, cash and cash equivalents on hand, and availability from our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for at least the next 12 months and into the foreseeable future. As of September 28, 2024, we had $526 million of cash and cash equivalents plus $346.5 million of availability on our revolving credit facility.

Senior Secured Notes

In October 2021, we completed the private offering of $300 million of our 6.0 percent senior secured notes due 2029 (the “2029 Notes”). Interest is payable semi-annually. Our 2029 Notes are scheduled to mature on November 15, 2029, and no principal is due until that time as long as we remain in compliance with the related covenants. As of September 28, 2024, we were in compliance with these covenants.

Revolving Credit Facility

Our existing revolving credit facility (“Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent (“Agent”), and certain other financial institutions, matures on August 2, 2026, provided we remain in compliance with the related covenants. As of September 28, 2024, we were in compliance with such covenants.

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

As of September 28, 2024 and December 30, 2023, we had zero outstanding borrowings under our Revolving Credit Facility and available borrowing capacity was $346.5 million, net of undrawn letters of credit. Excess availability, which includes availability under our Revolving Credit Facility plus cash and cash equivalents in qualified accounts, was $872.8 million as of September 28, 2024.
Finance Lease Obligations
Our finance lease obligations consist of leases for real estate, equipment, and vehicles totaling $293.8 million and $285.4 million as of September 28, 2024 and December 30, 2023, respectively. Of the $293.8 million as of September 28, 2024, $243.1 million related to real estate and $50.8 million related to equipment. Of the $285.4 million as of December 30, 2023, $243.2 million related to real estate and $42.3 million related to equipment.

Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities for the first nine months of fiscal 2024 was $66.4 million compared to net cash provided of $230.7 million in the first nine months of fiscal 2023. The decrease in cash provided by operating activities during the first nine months of fiscal 2024 was primarily a result of a $18.8 million decrease in net income for the current year period and a $146.9 million net decrease in operating assets and liabilities in the current year period, primarily inventory.

Investing Activities

Net cash used in investing activities for the first nine months of fiscal 2024 was $19.0 million compared to net cash used of $18.7 million in the first nine months of fiscal 2023. In the current period, higher spending for property and equipment was partially offset by proceeds from sales of assets. During the first nine months of fiscal 2024, we also acquired $16.7 million of property and equipment through finance leases, compared to $11.3 million for the first nine months of fiscal 2023.

Financing Activities

Net cash used in financing activities totaled $42.9 million for the first nine months of fiscal 2024 compared to net cash used of $41.1 million for the first nine months of fiscal 2023. The change in net cash used in financing activities was primarily due to an increase in cash used for payments for finance lease liabilities, offset by a decrease in cash used to repurchase shares to satisfy employee tax withholdings for vestings of restricted stock units. During the first nine months of fiscal 2024, we repurchased $30.0 million of our common stock compared to $29.3 million during the first nine months of fiscal 2023.

Stock Repurchase Programs

During the first nine months of fiscal 2024, we repurchased 297,951 shares of our common stock under our 2023 share repurchase program at an average price of $100.63, including broker commissions but excluding federal excise tax due on the repurchases, for a total of $30.0 million. All of the share repurchase in fiscal 2024 occurred in the second and third fiscal quarters. As of September 28, 2024, there remained $61.5 million repurchase capacity under this authorization. Between September 28, 2024 and October 25, 2024, we purchased an additional 43,240 shares of our common stock for $4.6 million at an average price of $106.34 per share, including broker commissions but excluding federal excise tax due on the repurchases.

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

During the first nine months of fiscal 2023, we repurchased 358,212 shares of our common stock under the former 2021/2022 share repurchase program at an average price of $83.52 per share, including broker commissions but excluding federal excise tax due on the repurchases. The 2021/2022 share repurchase program was concluded during the fourth quarter of fiscal 2023.

The repurchase dollar amounts noted above are based on trade date activity, while the amounts reported on our consolidated statements of cash flows for share repurchases are based on settlement date activity.

Net Working Capital

Net working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Net working capital is defined as the sum of accounts receivables and inventory, less accounts payable, each determined in accordance with GAAP and included in our consolidated balance sheets. This metric differs from traditional working capital in that it excludes certain current assets and current liabilities that are reported in our consolidated balance sheets. Net working capital of $432.3 million as of September 28, 2024, compared to $414.1 million as of December 30, 2023, increased on a net basis by approximately $18.2 million, as shown below:

	September 28, 2024	December 30, 2023	September 30, 2023
	(In thousands)
Current assets:
Receivables, less allowance for doubtful accounts	$278,049	$228,410	$297,568
Inventories, net	340,541	343,638	364,162
	618,590	572,048	661,730

Current liabilities:
Accounts payable	186,319	157,931	202,256

Net working capital	$432,271	$414,117	$459,474

Investments in Property and Equipment

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets to support our distribution infrastructure. The gross value of these assets is included in property and equipment, at cost on our unaudited condensed consolidated balance sheets.

For the first nine months of fiscal 2024, we invested $19.8 million in long-lived assets primarily related to investments in our distribution facilities and to a lesser extent, upgrading our fleet. We also added $16.7 million in new finance leases during the first nine months of fiscal 2024 for new tractors and forklifts to enhance our logistics network.

For the first nine months of fiscal 2023, we invested $18.9 million in cash investments in long-lived assets primarily related to investments in our distribution facilities and to a lesser extent, upgrading our fleet. We also added $11.3 million in new finance leases during the 2023 period for new forklifts to enhance our logistics network.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for each fiscal month of the fiscal quarter ended September 28, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 30 - August 3	77,241	$104.54	69,267	$69,152,479
August 4 - August 31	16,737	$101.40	16,466	$67,482,814
September 1 - September 28	59,878	$100.83	59,815	$61,453,701
Total	153,856		145,548

(1) Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

(2) Includes broker commissions associated with the repurchases. Excludes federal excise tax incurred under The Inflation Reduction Act of 2022.

(3) On October 31, 2023, our Board of Directors announced a new share repurchase authorization for up to $100 million. As of September 28, 2024, we had a remaining authorization amount of approximately $61.5 million under this program. With the remaining availability under the stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of fiscal 2024.

ITEM 6. EXHIBITS

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.
	±	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: October 29, 2024	By:	/s/ Andrew Wamser
Andrew Wamser
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 29, 2024	By:	/s/ Kimberly A. DeBrock
Kimberly A. DeBrock
Vice President and Chief Accounting Officer
(Principal Accounting Officer)