Form 10-K
period 2024-12-28
BlueLinx Holdings Inc.
filed 2025-02-18
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to ___________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fling reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §232.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2024, was $785,683,882, based on the closing price on the New York Stock Exchange of $93.09 per share on June 28, 2024.
As of February 14, 2025, the registrant had 8,294,928 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of Part III of this Annual Report on Form 10-K incorporate by reference to the registrant’s definitive Proxy Statement for the 2025 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 28, 2024.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 28, 2024

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us,” and “our” refer to BlueLinx Holdings Inc. and its wholly-owned subsidiaries. Reference to “fiscal 2024” refers to the 52-week period ending December 28, 2024. Reference to “fiscal 2023” refers to the 52-week period ended December 30, 2023. Reference to “fiscal 2022” refers to the 52-week period ended December 31, 2022.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report” or “Form 10-K”) contains forward-looking statements. Forward-looking statements include, without limitation, any statements that predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “could,” “expect,” “estimate,” “intend,” “may,” “project,” “plan,” “should,” “will,” “will be,” “will likely continue,” “will likely result,” “would,” or words or phrases of similar meaning. Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. These risks and uncertainties include those discussed under the heading “Risk Factors” in Part I, Item 1A, those discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and those discussed elsewhere in this report and in future reports that we file with the Securities and Exchange Commission. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy, or actual results to differ materially from those contained in forward-looking statements. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. All forward-looking statements are made only as of the date hereof, and we expressly disclaim any obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

PART I
ITEM 1.  BUSINESS
General
BlueLinx is a leading wholesale distributor of residential and commercial building products in the United States. We are a “two-step” distributor. Two-step distributors purchase products from manufacturers and distribute those products to dealers and other suppliers in local markets, who then sell those products to end users. We carry a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood, siding, millwork, outdoor living products, specialty lumber and panels, and industrial products. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. We also provide a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for our customers and suppliers, while enhancing their marketing and inventory management capabilities.
We have a strong market position and a broad geographic coverage footprint servicing all 50 states. We operate our business from 65 warehouse and storage facilities, allowing us to serve 75 percent of the highest growth metropolitan statistical areas as it relates to forecasted housing starts and repair and remodel spend. We also have a corporate headquarters facility located near Atlanta in Marietta, GA. With the strength of a locally focused sales force, we distribute a comprehensive range of products from over 750 suppliers. Our suppliers include some of the leading manufacturers in the industry, such as Allura, Arauco, Fiberon, Georgia-Pacific, Huber Engineered Woods, Louisiana-Pacific, Oldcastle APG, Ply Gem, Roseburg, Royal and Weyerhaeuser. We supply products to a broad base of customers including national home centers, pro dealers, cooperatives, specialty distributors, regional and local dealers and industrial manufacturers. Many of our customers serve residential and commercial builders, contractors and remodelers in their respective geographic areas and local markets.
As a value-added partner in a complex and demanding building products supply chain, we play a critical role in enabling our customers to offer a broad range of products and brands, as most of our customers do not have the capability to purchase warehouse products directly from manufacturers for such a large set of SKUs or do not have enough space to store large bulky building materials that we sell. The depth of our geographic footprint supports meaningful customer proximity across all the markets in which we operate, enabling faster and more efficient service. Similarly, we provide value to our supplier partners by enabling access to the large and fragmented network of lumber yards and dealers these suppliers could not adequately serve directly. Our position in this distribution model for building products provides easy access to the marketplace for our suppliers and a value proposition of rapid delivery on an as-needed basis to our customers from our network of warehouse facilities.

Our Strategy
We remain committed to driving profitable sales growth within new and existing product lines and geographies, while positioning our Company for long-term value creation. The following strategic initiatives represent key areas of our management team’s focus:
1.Growing our higher-margin specialty product categories. We continue to pursue a revenue mix weighted towards higher-margin, specialty product categories such as engineered wood, siding, millwork, outdoor living products, specialty lumber and panels, and industrial products. Additionally, we are expanding our value-added service offerings designed to simplify complex customer sourcing requirements.
2.Increase share gain in local and national markets. We continue to pursue multi-family project growth, expand our product lines with key national accounts, expand branded product lines into new geographic markets, and launch new product lines. With our expanded product categories, and our strategic vendor relationships, we seek to be an extension of our customers’ business in a scalable way.

3.Foster a performance-driven culture committed to business excellence and profitable growth to be the provider of choice for both suppliers and customers. We seek to improve the customer experience through enhanced tools, value-added services, and technology enablement, accelerating organic growth within specific product and solutions offerings where we are uniquely advantaged; increase our performance by leveraging our scale and national footprint together with pricing, operational and procurement capabilities, and deploy capital to drive sustained margin expansion, grow cash flow and maintain continued profitable growth.

4.Maintain a disciplined capital structure and pursue strategic investments that increase the value of our Company. We continue to strategically target acquisition opportunities that grow our higher-margin specialty products business, expand our geographic reach, or complement our existing capabilities. We also continue to evaluate and identify additional markets that are potential opportunities for new market development. We further seek to maintain a disciplined capital structure while at the same time investing in our business to modernize our distribution facilities, as well as our tractor and trailer fleet, and to improve operational performance. During the 2024 fiscal year, we allocated $85.1 million of capital towards the following transactions, both of which were funded with the Company’s cash and cash equivalents:
~~•~~We invested $40.1 million in capital for our business to improve operational performance and productivity.
•We repurchased 428,630 shares of our common stock for $45.0 million under our share repurchase programs at an average price of $104.90 per share, including broker commissions but excluding federal excise tax.
We distribute products in two principal categories: specialty products and structural products. Specialty products, which represented approximately 69 percent, 70 percent, and 65 percent of our fiscal 2024, fiscal 2023, and fiscal 2022 net sales, respectively, include primarily engineered wood, siding, millwork, outdoor living products, specialty lumber and panels, and industrial products. In some cases, these products are branded by us. Structural products, which represented approximately 31 percent, 30 percent, and 35 percent of our fiscal 2024, fiscal 2023, and fiscal 2022 net sales, respectively, include lumber, plywood, oriented strand board, rebar, and remesh and other wood products primarily used for structural support in construction projects. Our structural products are commodity products.
We also provide a wide range of value-added services and solutions to our customers and suppliers including:
•providing “less-than-truckload” delivery services;
•job site delivery services;
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
Distribution Channels
We sell products through three main distribution channels, consisting of warehouse sales, reload sales, and direct sales. Warehouse sales generate the majority of our sales, are delivered from our warehouses to our customers. Reload sales are similar to warehouse sales but are shipped from non-warehouse locations, most of which are operated by third parties, where we store owned products to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Together, warehouse and reload sales accounted for approximately 80 percent, 83 percent, and 82 percent of our fiscal 2024, fiscal 2023 and fiscal 2022 Net sales, respectively.
Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel, however, requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 20 percent, 17 percent, and 18 percent of our fiscal 2024, fiscal 2023, and fiscal 2022 Net sales, respectively.
Human Capital
Our Associates
Our associates are the foundation of our business and are critical to the execution of our strategy. BlueLinx has a high-performance culture where associates are expected to live every day by our core values of collaboration, respect, integrity, grit, and being customer centric    .

As of December 28, 2024, we employed approximately 2,000 associates and less than one percent of our associates is employed on a part-time basis. Approximately 20% of our associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Six CBAs covering approximately six percent of our associates are up for renewal in fiscal year 2025, of which one is currently in the renegotiation process. We expect to renegotiate the remainder before their renewal dates.
We are committed to ensuring that our associates feel like they matter to BlueLinx, and we manage the business in a manner that fosters this commitment. We strongly believe that our corporate culture depends on our associates’ engagement and understanding of their contribution to the fulfillment of our purpose and the achievement of our strategic imperatives, vision, and mission. Annually, we conduct a comprehensive employee survey that addresses our progress on these matters. In the most recent annual employee survey, nearly 75% of our associates elected to participate, and this population represented a wide cross section of our associates.

Our CEO, along with other executives, conducts periodic leadership town halls where associates are invited to engage with senior leadership. Additionally, our leaders engage directly with associates through facility visits.

We also use our compensation review process, our compensation framework, and third-party compensation data in an effort to compensate associates in the same job, level and location fairly regardless of gender, race and ethnicity. If we identify discrepancies between actual compensation and our policies, we take action to make pay adjustments to close identified gaps. In addition, we support several employee resource groups that facilitate social, development, and community interaction in our workforce.

Safety
We are committed to providing a safe and healthy working environment for our associates. We have established uniform safety and compliance procedures for our operations and implemented measures designed to prevent workplace injuries. Our proactive safety programs focus on job hazard identification and prevention, coupled with extensive on-going job-specific training. For example, material handlers and Department of Transportation (“DOT”) registered drivers follow a monthly individualized training curriculum, including knowledge testing, for injury and accident prevention. In addition, depending on the nature and requirements of their role, new hires and contract employees undergo safety training along with specific hands-on training during their initial onboarding. We also administer post injury/accident corrective action supplemental training as needed and dictated by our root cause investigations. Accidents and injuries are investigated with corrective actions implemented locally and communicated to key operations personnel across the enterprise to help prevent future occurrences. In order to enhance the safety of our material handling fleet, during fiscal 2024 and 2023 we made significant investments in refreshing our forklifts across our network. These enhancements allow more efficient operations and include enhanced safety features such as clean electric technology, automated collision detection systems, blue spotlights and multi-facing cameras. Our newest tractors are equipped with collision avoidance systems, dashboard cameras, speed monitoring, blind spot detection and lane departure warning technology. Our newest tractors and trailers are both equipped with disc-type brakes to improve stopping distance and driver control. We plan to continue to make significant investments in upgrading our over-the-road and material handling fleet into fiscal 2025 and beyond.

Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the building products distribution industry, such as weather conditions and other seasonal factors. The first and fourth quarters are typically our lower volume quarters due to the impact of unfavorable weather on residential repair and remodel activity and the residential new home construction market. Our second and third quarters are typically our higher volume quarters, reflecting an increase in repair and remodel activity and residential new home construction due to more favorable weather conditions.
Sustainability
In addition to participating in the Forestry Stewardship Council, an organization promoting environmentally appropriate, socially beneficial, and economically viable management of the world’s forests, we invested in electric forklifts during fiscal 2024 and 2023 in certain locations and expect to purchase more in fiscal 2025. We continue to make progress on utilizing more fuel-efficient tractors in our fleet. We are also replacing our warehouse lighting systems with more environmentally friendly lighting solutions and reducing our landfill waste by prioritizing recycling options, where available.
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
Governmental Regulations
The Company is subject to various federal, state, provincial, and local laws, rules, and regulations. We are subject to the requirements of the U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”). In order to maintain compliance with applicable OSHA requirements, we have established uniform safety and compliance procedures for our operations, and implemented measures designed to prevent workplace injuries. Our safety programs focus on job hazard identification and prevention, coupled with extensive on-going job-specific training. For example, material handlers and DOT-registered drivers follow a monthly individualized training curriculum, with knowledge testing, for injury and accident prevention. In addition, new hires and contract employees undergo safety training during their initial onboarding. We also administer post injury/accident corrective action supplemental training as needed and dictated by our investigations. Accidents and injuries are investigated with corrective actions implemented locally and communicated to key operations personnel across the enterprise to help prevent future occurrences. As discussed above, in order to enhance the safety and capabilities of our fleet, we made investments in upgrading our fleet in fiscal 2024 and 2023.
The U.S. Department of Transportation (“DOT”) regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by DOT. We are also subject to the oversight of the Federal Motor Carrier Safety Administration (“FMCSA”). Additionally, vehicle dimensions and driver hours of service, among other things, are subject to both federal and state regulation. Through a partnership with their local DOT enforcement agencies, our branches continue to host DOT troopers to conduct training walk-around inspections of our equipment to supplement our internal driver training efforts. The DOT troopers cover all dimensions of DOT compliance with specific focus on vehicle maintenance and load securement safety requirements.
We also are subject to environmental laws, rules, and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage, and disposal of hazardous materials, substances, and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances, and regulations are complex, can change frequently, and have become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations), and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew, environmental permits. We also continue to proactively replace our diesel underground storage tanks based on their age to reduce the chance of fuel releases to the environment.
Certain of these environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), may require the investigation and cleanup of an entity’s or its predecessor’s current or former properties, even if the associated contamination was caused by the operations of a third party. These laws also may require the investigation and cleanup of third-party sites at which an entity or its predecessor sent hazardous waste for disposal, notwithstanding that the original disposal activity accorded with applicable requirements. Liability under such laws may be imposed jointly and severally, and regardless of fault.
We have incurred and will continue to incur costs to comply with the requirements of health and safety, transportation, and environmental laws, ordinances, and regulations. These requirements could become more stringent in the future, and compliance costs may become material.
Climate Change
Climate change presents potential risks and uncertainties for us. Weather-related events, such as hurricanes, tornadoes or extreme temperature changes, can impact our operations and result in lost production, supply chain disruptions and increased material costs. Some of our distribution centers are located in areas at greater risk of tornadoes, hurricanes, and floods. In addition, the availability and price of the products we buy and sell may fluctuate during prolonged periods of heavy rain or drought, fires or other unpredictable weather events. While unpredictable weather and other changes in climate can have a negative impact on our business, changes in climate also could result in more accommodating weather patterns for longer periods of time in certain areas. Extended periods of favorable weather can result in an increase in construction, and a corresponding increase in the demand for our products. In addition, our operations could in the future be subject to regulations related to climate change. To the extent that climate-related risks materialize, and if we are unprepared for them, we may incur unexpected costs, which could have a material effect on our financial position, results of operations and cash flows. See Item 1A, Risk Factors for further discussion of the risks posed by climate change.

Securities Exchange Act Reports

The Company maintains a website at www.BlueLinxCo.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports, and amendments to those reports, that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended. These include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements. Additionally, our code of conduct, the board committee charter for each of our audit committee, human capital and compensation committee, and nominating and corporate governance committee, and our corporate governance guidelines are available on our website. If we amend our code of conduct, or grant any waiver, including any implicit waiver, for any board member, our chief executive officer, our chief financial officer, our interim principal financial officer, or any other executive officer, we will disclose such amendment or waiver on our website.

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

Our competitors continue to consolidate. Among other things, this consolidation is being driven in part by customer needs and supplier capabilities, which could cause markets to become more competitive as greater economies of scale are achieved by distributors. Customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. We believe these customer needs could result in fewer distributors as the remaining distributors become larger and capable of being consistent sources of supply. There can be no assurance that we will be able to take advantage effectively of this trend toward consolidation. The trend in our industry toward consolidation could make it more difficult for us to gain or retain market share or maintain operating margins.

Our customers and suppliers also continue to consolidate, and this consolidation could result in the loss of existing customers and suppliers to our competitors. Furthermore, continued consolidation among our suppliers may makes it more difficult for us to negotiate favorable pricing, consignment arrangements, and discount programs with our suppliers, thereby resulting in reduced margins and profits.

We are subject to disintermediation risk.
As customers continue to consolidate or otherwise increase their purchasing power, they are better able, and may choose, to purchase products directly from the same suppliers that use us for distribution. In addition, our suppliers may elect to distribute some or all of their products directly to end-customers in one or more markets. This process of disintermediation can put us at risk of losing business from a customer, or of losing entire product lines or categories, or distribution territories, from suppliers. Disintermediation also may also adversely impact our ability to obtain favorable pricing from suppliers and optimize margins and revenue with respect to our customers. As a result, continued disintermediation could have a negative impact on our financial condition and operating results.

Our dependence on international suppliers and manufacturers for certain products exposes us to risks of new or increased tariffs and other risks that could affect our financial condition and expose us to certain additional risks.

Many of our suppliers and manufacturers are located outside of the United States. Thus, compliance with federal laws and regulations regarding the importation of products, import taxes or costs, including new or increased tariffs, anti-dumping duties, countervailing duties, or similar duties, some of which could be applied retroactively, and modification to or withdrawal from free trade agreements or trade relationships, could increase the cost of the products that we distribute. For example, the U.S. has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. In February 2025, the U.S. imposed additional tariffs on imports from China and announced and subsequently paused implementation of tariffs on imports from Canada and Mexico. These additional tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies may have introduced significant uncertainty into the market and may affect the prices of and supply of the products available to us. In addition, quotas, embargoes, sanctions, safeguards, and customs restrictions, as well as foreign labor strikes, work stoppages, or boycotts, could reduce the supply of the products available to us. Geopolitical events, including war and terrorism, could also cause a reduction in the supply or increase the costs of the products available to us. If we become subject to a reduction in available supply of imported products and we are unable to mitigate that reduction through alternative sources, or if the costs of our imported products increase and we are not able to pass along those increased costs to our customers, then our business, financial condition, and results of operations could be adversely affected.

We may experience pricing and product cost variability.
Prices for our products are driven and influenced by many factors, including general economic conditions, demand for our products and competitive and other conditions in the industries within which we compete. Prices that we pay and charge for our products can be unpredictable and volatile. The factors that influence prices and costs also include, among others:
•National and international economic conditions, including inflationary conditions;
•Government regulations, trade policies, and market speculation;
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
•Labor and freight costs, curtailments, periodic delays in the delivery of products and inventory levels in various distribution channels; and
•The ability of large customers to influence prices of outside building materials suppliers and distributors in a highly fragmented industry.

If supply exceeds demand, prices for our products could decline, and our results of operations, cash flows, and financial condition could be adversely affected. These factors can cause short-term fluctuations in the price of our products, or costs related to our products. We may be limited in our ability to pass on any increases to our customers.
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
Some of our competitors may have less financial leverage or are part of larger companies, and may therefore have access to greater financial and other resources than those to which we have access. Finally, we may not be able to maintain our costs at a level sufficiently low enough for us to compete effectively. If we are unable to compete effectively, our net sales and net income may be reduced.
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

Operating Risks
We are subject to information technology security risks and business interruption risks and may incur increasing costs in an effort to minimize and/or respond to those risks.

Our business employs information technology systems to secure confidential information, such as employee personal data, but with the rapidly evolving sophistication of cyberattacks, we may not be able to anticipate, prevent or mitigate our cybersecurity risks. Any compromise of our security could result in a loss or misuse of our confidential information or confidential information of our customers or suppliers, violation of applicable privacy and other laws, significant legal and financial exposure, theft, damage to our reputation, interruption of our business operations, and a loss of confidence in our security measures, any of which could harm our business. We may also be susceptible to phishing attacks, malware, ransomware, denial of service, and other attacks that could adversely affect our information technology systems. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. As cyberattacks become more sophisticated, we may incur significant costs to strengthen our systems from outside intrusions, and/or obtain insurance coverage related to the threat of such attacks.

Additionally, our business is reliant upon information technology systems to, among other things, manage and route our sales calls, manage inventories and accounts receivable, make purchasing decisions, monitor our results of operations, place orders with our vendors and process orders from our customers. These systems may be vulnerable to natural disasters, telecommunications or equipment failures, power outages and similar events, employee errors or to intentional acts of misconduct, such as security breaches or cyberattacks. The occurrence of any of these events or acts, or any other unanticipated problems, could result in damage to or the unavailability of these systems. Such damage or unavailability could, despite any existing disaster recovery and business continuity arrangements, interrupt the availability of one or more of our information technology systems. We have from time to time experienced such disruptions, and while such disruptions did not materially affect our business, they may occur in the future. Future disruptions in these systems could materially impact our ability to buy and sell our products, as well as generally operate our business, which could reduce our revenue.

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
We may incur business disruptions resulting from a variety of possible causes.

While we maintain insurance covering our facilities and equipment, including business interruption insurance, the operations at our distribution facilities may be interrupted or impaired by various operating risks, including, but not limited to, risks associated with catastrophic events, such as war, fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornados and droughts, whether a result of climate change or otherwise, pandemics, or other similar occurrences, interruptions in the delivery of products via railroad or other inbound transportation means, adverse government regulations, civil unrest, condemnation, equipment breakdowns or failures, prolonged power failures, unscheduled maintenance outages, information system disruptions or failures due to any number of causes, violations of our permit requirements or revocation of permits, releases of pollutants and hazardous substances to air, soil, surface water or ground water; disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels, shortages of equipment or spare parts, and labor disputes and shortages. For example, one of our owned warehouse facilities located in Erwin, Tennessee was damaged by Hurricane Helene in late September 2024. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition, and results of operations. In addition, war, terrorism, geopolitical uncertainties, and public health issues could cause damage or disruption to the global economy, and thus could have a material adverse effect on our financial condition, operating results and cash flows, our suppliers and our customers.

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
We are also from time to time subject to casualty, contract, tort, and other claims relating to our business, the products we have distributed in the past or may in the future distribute, and the services we have provided in the past or may in the future provide, either directly or through third parties. In addition, operating hazards, such as delivering and unloading products, operating large machinery and driving hazards, which are inherent in our business and some of which may be outside of our control, can cause personal injury and loss of life, damage to or destruction of property and equipment and environmental damage.
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
As of December 28, 2024, we employed approximately 2,000 associates and less than one percent of our associates are employed on a part-time basis. Approximately 20 percent of our associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Six CBAs covering approximately six percent of our associates are up for renewal in fiscal year 2025, of which one is currently in the renegotiation process. We expect to renegotiate the remainder before their renewal dates.
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

Environmental liabilities could arise on the land that we have owned, currently own or lease, including as a result of the use of underground fuel storage tanks, and these liabilities could have a material adverse effect on our financial condition and performance. Federal, state, and local laws and regulations relating to the protection of the environment, including those regulating the use and maintenance of underground storage tanks, may require a current or previous owner or operator of real estate to investigate and remediate hazardous materials, substances and waste releases at or from the property. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, we could incur costs to comply with such environmental laws and regulations, the violation of which could lead to substantial fines and penalties. In addition, although their impact is difficult to predict, it is also possible that legislation and regulations enacted at the federal, state or local level relating to climate change, could result in changes to the way we conduct business or store or deliver products, and could result in significantly increased costs of compliance, including for transportation, environmental monitoring and reporting, capital expenditures, or insurance premiums and deductibles. For example, a 2023 EPA rule imposed reporting and recordkeeping requirements on manufacturers and importers of per- and polyfluoroalkyl substances (PFAS), and the EPA has proposed to designate two widely used PFAS as hazardous substances. These potential changes or increased costs could adversely impact our business and results of operations.

The effect of epidemics, global pandemics or other widespread public health crises and governmental rules and regulations could significantly disrupt our operations or those of our customers or suppliers.

If an epidemic, global pandemic, or other widespread public health crises disrupts the worldwide economy or if similar widespread disease outbreaks occur in the future, our business, financial condition and results of operations could be negatively affected to the extent such event harms the economy or regions in which we operate. In particular, any governmental imposition of mandatory or voluntary closures in areas where our manufacturing facilities, suppliers or customers are located, in response to any such disease outbreak, epidemic, pandemic or health crisis, could severely disrupt our operations. In addition to this potential direct impact on our facilities and operations, any outbreaks, epidemics or pandemics could negatively impact our industry and end markets as a whole or result in a longer-term economic recession. Any of these factors could negatively affect our business, financial condition, cash flows, profitability, and results of operations.
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
•protectionist trade policies and new or increased import tariffs;
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
As of December 28, 2024, we had no outstanding debt under our revolving credit facility, and approximately $300.0 million of debt outstanding under our senior secured notes. Additionally, as of December 28, 2024, outstanding commitments under our finance leases were approximately $292.5 million. Our level of indebtedness could still have considerable consequences to our financial condition and operating results. For example, our indebtedness could:
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
If we fail to comply with these covenants and restrictions, a default may allow the creditors under the relevant instruments to accelerate the related debts and to exercise their remedies under these agreements, which typically will include the right to declare the principal amount of that debt, together with accrued and unpaid interest, and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt, and to terminate any commitments they had made to supply further funds. Refer to Note 8, Debt and Finance Lease Obligations, in Item 8 of this Annual Report for further details.
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
As of December 28, 2024, we had $50.6 million in net deferred tax assets. These deferred tax assets include temporary differences arising from such items as property and equipment, accrued compensation, and accounting reserves related to inventory and other items in conjunction with net state operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings, and tax planning strategies. For example, we were required to evaluate and maintain reasonable valuation allowances against our remaining state net operating loss carryforwards against our U.S. deferred tax assets as of December 28, 2024. These valuation allowances are calculated based on the probability that we will not realize taxable income in the states in which we carry net operating loss carryforwards in a time suitable to take advantage of them. If we determine in the future that there is not sufficient positive evidence to support the remaining valuation of our deferred tax assets, either due to Part 1, Item 1A, Risk Factors described herein or other factors which may impact our net operating carryforwards or other components of our deferred tax assets such as our temporary differences which may arise from tax legislation which we cannot foresee, we may be required to further adjust the valuation allowance to reduce our deferred tax assets, in specific areas or in total. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.
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
Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In addition, share repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline.

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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.  CYBERSECURITY
Risk Management
We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

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
•Alignment of our program with the National Institute of Standards and Technology Cybersecurity Framework to identify, protect, detect, respond and recover from cyberattacks.
•Real-time and robust testing of our systems to assess our vulnerability to cyber risk, which includes targeted penetration testing, tabletop incident response exercises, disaster recovery, periodic audits of our systems by outside industry experts and continuous vulnerability scanning.

•Engaging external cybersecurity experts in incident response development and management.
•Business continuity plans and critical recovery backup systems.
•Maturity assessment and roadmap to sustain/improve security posture based on risk profile.

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
Board Oversight of Cyber Risk
Our Board is engaged in the oversight of cybersecurity threat risk management. As reflected in the Audit Committee’s charter, the Board has specifically delegated responsibility for oversight of cybersecurity matters to the Audit Committee, which provides advice and guidance on the adequacy of the Company’s initiatives on, among other things, cybersecurity risk management. The Chief Information Officer presents regular updates to the Audit Committee and the full Board of Directors, on, among other things, the Company’s cyber risks and threats, and the status of projects in the Company’s multi-year roadmap to strengthen the Company’s information security systems to address the emerging threat landscape. The Company also engages third parties to periodically evaluate and audit aspects of the Company’s information security programs, including by conducting vulnerability assessments and penetration testing, and the results of those findings are reported to the Audit Committee and used to help identify potentially material risks and prioritize certain security initiatives.
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
ITEM 2.  PROPERTIES
We operate our business operations from approximately 65 warehouse and storage facilities, of which 12 are owned and the remainder are leased under multi-year lease arrangements. These facilities are used to secure and store our products before being sold and delivered to customers. We also store product in secured outdoor areas at many of our warehouse locations, which increases warehouse distribution and storage capacity. We believe that, collectively, our facilities have sufficient capacity to meet current and projected distribution needs. In addition, we lease a corporate headquarters facility near Atlanta in Marietta, GA.

One of our owned warehouse facilities located in Erwin, Tennessee was damaged by Hurricane Helene in late September 2024. Substantially all of these damages were covered by insurance policies, and cleanup and restoration work is currently underway. We were able to rent nearby properties to mitigate the impact, as well as utilize some of our other facilities to serve customers.

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
As of December 28, 2024, there were 10 share-owner accounts of record, and, as of that date, we estimate that there were approximately 11,700 beneficial owners holding our common stock in nominee or “street” name.
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
Issuer Repurchases of Equity Securities
On October 31, 2023, our Board of Directors authorized a share repurchase program for $100 million. Under this share repurchase program, we may repurchase our common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. As of December 28, 2024, we have repurchased a total of 530,146 shares for $53.5 million under our $100 million share repurchase program, at an average price of $100.99 per share, including broker commissions but excluding excise tax. We have a remaining authorization amount of $46.5 million. With the remaining availability under the share repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations.
The share repurchase plan authorized on October 31, 2023, followed the Company’s previous $100 million share authorization that was approved by the Company’s Board of Directors on August 23, 2021 and increased on May 3, 2022. Under that $100 million share repurchase plan, all remaining repurchase authority was utilized during early fiscal October 2023.
Additionally, we typically withhold shares of common stock to satisfy tax withholding obligations of employees upon the vesting of employees’ restricted stock unit awards.
The following table summarizes the Company’s common stock repurchase activity for each fiscal month of the fiscal quarter ended December 28, 2024:

Fiscal monthly period in the fiscal quarter ended December 28, 2024	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 29 - November 2	56,867	$106.83	56,636	$55,405,160
November 3 - November 30	37,687	$122.79	37,262	$50,829,681
December 1 - December 28	37,021	$118.36	36,781	$46,474,962
Total	131,575		130,679
(1) Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of employees’ restricted stock unit awards.
(2) Includes broker commissions associated with the repurchases. Excludes any excise taxes incurred under The Inflation Reduction Act of 2022. For shares withheld by us in connection with tax withholding obligations of our employees upon vesting of employees’ restricted stock unit awards, the price paid per share is the market price on vesting date.
Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Form 10-K.

Stock Performance Graph
The graph below compares the cumulative five-year total return of holders of our common stock with the cumulative total returns of the Russell 2000 Index and the S&P 600 Building Products Index. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indices on December 28, 2019, including reinvestment of any dividends, of which BlueLinx paid none, and its relative performance is tracked through December 28, 2024.

Comparison of Five-Year Cumulative Total Return
1,000
900
800
700
600
500
400
300
200
100
0
Fiscal 2019
Fiscal 2020
Fiscal 2021
Fiscal 2022
Fiscal 2023
Fiscal 2024
BlueLinx Holdings Inc.
Russell 2000
S&P 600 Building Products Index

	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024
BlueLinx Holdings Inc.	$100.00	$115.61	$378.35	$280.96	$447.69	$409.80
Russell 2000	$100.00	$147.61	$167.82	$131.64	$151.51	$167.77
S&P 600 Building Products Index	$100.00	$177.44	$264.04	$185.77	$294.56	$323.45

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
General Economic Conditions Affecting Demand

Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Historically, our operating results have also been correlated with the level of single-family residential housing starts in the U.S. The demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes, and consumer confidence. Certain developments have led to a more challenging macro-economic environment, such as broad-based inflation, the rapid rise in mortgage rates, home price appreciation, and low existing home turnover. These developments have impacted the U.S. housing market, including the residential repair and remodel and residential new construction markets, and have contributed to a slowdown in the U.S. housing industry that continued through 2024 into 2025. In addition, looking ahead, we believe that the demand for our products could face pressure from increases in tariffs and other inflationary pressures, the potential for trade disruption through embargoes, sanctions and import and export controls, and labor shortages and workforce disruption in the home building and remodeling industry due to immigration enforcement activities. However, we believe that several factors, including the current high levels of home equity, the fundamental undersupply of housing in the U.S., repair and remodel activity, and demographic shifts, among others, will support demand for our products. For additional information regarding the risk factors impacting our business, refer to Part I, Item 1A, Risk Factors, in this Annual Report.

Industry Conditions Affecting Demand

Residential Repair and Remodel

We estimate that demand from the residential repair and remodel market (“R&R”) accounts for approximately 45 percent of our annual sales. Historically, R&R demand conditions have tended to be less cyclical when compared to the residential new construction market, particularly for exterior products that are exposed to the elements and where maintenance is less likely to be deferred for long periods of time. We believe R&R demand is driven by a myriad of factors including, but not limited to: home prices and affordability; macro-economic conditions and expectations around inflationary rate, unemployment rate, interest rate, and economic output; raw materials prices; the pace of new household formations; savings rates; employment conditions; and emerging trends, such as the increased popularity of home-based remote working environments. Residential mortgage rates have risen in recent years and we believe many homeowners who secured mortgages with lower interest rates will be inclined to stay longer in existing homes, which could benefit R&R demand over the near-to-medium term. On the other hand, we are experiencing low existing home turnover, which we believe may be currently hindering any significant growth in R&R activity.
According to the Joint Center For Housing Studies’ Leading Indicator of Remodeling Activity (“LIRA”) Index, spending for R&R is expected to increase in 2025 over 2024, particularly later in the year. The total market size of the U.S. R&R market remains significant, with total U.S. homeowner improvements and repairs spending expected to be approximately $509 billion in 2025, compared to the $503 billion, $510 billion, and $515 billion in 2024, 2023, and 2022, respectively, but up significantly from the $407 billion in 2021 and the $363 billion in 2020. As the median age of U.S. housing stock continues to increase over time, we anticipate domestic R&R spending will also increase. According to the U.S. Census Bureau and Department of Housing and Urban Development, the median age of an owner-occupied home in the U.S. increased from 23 years in 1985 to 40 years in 2022. Moreover, approximately 75 percent of the current owner-occupied housing stock was built prior to 1999. We believe the increasing average age of the nation’s approximately 145 million existing homes will drive demand for R&R projects.

Residential New Construction
We estimate that demand from the residential new construction market, including single-family and multi-family units, accounts for approximately 40 percent of our annual sales. We believe our products are more likely to be used in single-family construction than in multi-family units, and therefore we are actively pursuing multi-family business as part of our sales growth strategy.
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
According to the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, for full year 2024 residential housing starts for single family units and multi-family units were up 7% and down 27%, respectively, compared to full year 2023. We believe the overall increase for single family starts was driven by builders adding more supply to a market with a significant housing shortage and by stabilizing economic conditions. We believe multi-family starts were down due to the elevated interest rate environment and to recent overbuilding of multi-family units in many cities.
We believe our scale, national footprint, strategic supplier relationships, key national customer relationships, and breadth of market leading products and brands position us to serve the residential new construction market and navigate the changes in the macro-economic environment.
Commodity Nature of Our Products
Many of the building products we distribute including lumber and panels, such as oriented strand board (“OSB”) and plywood, are commodities that are widely available from various suppliers with prices and volumes determined frequently in a market that is based on participants' perceptions and expectations of short-term supply and demand factors. The selling price of our commodity products is based on the current market purchase price to replace those products in our inventory, plus adders for our shipping, handling, overhead costs, and our profit margin. At certain times, particularly in a dynamic inflationary commodity market, the selling price for any one or more of the products we distribute, especially those of a commodity nature, may well exceed our purchase price because our prices are based on current replacement cost. At certain other times, the selling price may fall below our purchase price for the same reasons, requiring us to incur short-term losses on specific sales transactions and/or recognize a loss provision for the lower-of-cost-or-net-realizable-value position on certain products in our inventory that are of a commodity nature. Therefore, our profitability depends, in significant part, on the impact of commodity prices along with inventory levels. In addition to prices, our profitability is also dependent on managing our cost structure, particularly shipping and handling costs, which represent significant components of our operating costs. Composite lumber and panel prices have been historically volatile.
The following table represents the percentage price changes on a year-over-year basis of the average monthly composite prices for lumber and average monthly composite prices for panels as reflected in the industry publication, Random Lengths, for the periods indicated below.

	2024 versus 2023	2023 versus 2022	2022 versus 2021
Increase (decrease) in composite lumber prices	(2.5)%	(47)%	(10)%
Increase (decrease) in composite panel prices	1.2%	(32)%	(18)%
There is significant uncertainty regarding future trends in lumber and panel index prices. We continue to closely monitor these pricing trends, and work to manage our business, inventory levels, and costs accordingly.
Cost and Availability of the Products We Distribute
Our gross profit is equal to our net sales less the cost of the products sold. Substantially all of the amount reported in Cost of products sold is composed of cost to purchase inventory for resale to customers, including the cost of inbound freights, volume incentives, and inventory adjustments. During fiscal 2024, 2023 and 2022, no one supplier represented more than 10% of our consolidated Cost of products sold.
The specialty products we distribute are available from select domestic and international suppliers from which we have established and cultivated relationships. The structural products we distribute are available from a variety of suppliers in both the U.S. and Canada.

Pandemics and Public Health Crisis
The impact of disease outbreaks, epidemics, or pandemics and other public health crises can affect our operational and financial performance to varying degrees, such as the COVID-19 global pandemic did. The extent of the effects of future public health crises, including a resurgence of the COVID-19 pandemic, or related containment measures and government responses are highly uncertain and cannot be predicted.
Results of Operations
Fiscal 2024 Compared to Fiscal 2023
The following table sets forth our results of operations for fiscal 2024 and fiscal 2023, both of which were comprised of 52 weeks.

	Fiscal 2024	% of Net Sales	Fiscal 2023	% of Net Sales
	($ amounts in thousands)
Net sales	$2,952,532		$3,136,381
Gross profit	489,139	16.6%	527,017	16.8%
Selling, general, and administrative	365,532	12.4%	355,819	11.3%
Depreciation and amortization	38,488	1.3%	32,043	1.0%
Amortization of deferred gains on real estate	(3,934)	(0.1)%	(3,934)	(0.1)%
Gain from sale of properties, net	(272)	—%	—	—%
Other operating expenses	1,755	0.1%	4,640	0.1%
Operating income	87,570	3.0%	138,449	4.4%
Interest expense, net	19,364	0.7%	23,746	0.8%
Settlement of defined benefit pension plan	(2,481)	(0.1)%	30,440	1.0%
Other expense, net	—	—%	2,377	0.1%
Income before provision for income taxes	70,687	2.4%	81,886	2.6%
Provision for income taxes	17,571	0.6%	33,350	1.1%
Net income	$53,116	1.8%	$48,536	1.5%
The following table sets forth changes in net sales by product category.

	Fiscal 2024		Fiscal 2023
	($ amounts in thousands)
Net sales by product category
Specialty products	$2,045,910	69.3%	$2,184,240	69.6%
Structural products	906,622	30.7%	952,141	30.4%
Total net sales	$2,952,532	100.0%	$3,136,381	100.0%

The following table sets forth gross margin dollars and percentages by product category.

	Fiscal 2024	Fiscal 2023
	($ amounts in thousands)
Gross profit by product category:
Specialty products	$397,625	$420,794
Structural products	91,514	106,223
Total gross profit	$489,139	$527,017
Gross Margin %	16.6%	16.8%

Gross margin % by product category:
Specialty products	19.4%	19.3%
Structural products	10.1%	11.2%
Fiscal 2024 Compared to Fiscal 2023
For fiscal 2024, we generated net sales of $3.0 billion, a decrease of $184 million, or 5.9 percent, compared to fiscal 2023. The Company’s gross margin percentage decreased from 16.8 percent to 16.6 percent year over year. The decrease in the Company’s net sales was driven by both specialty products (down 6.3 percent) and structural products (down 4.8 percent) due to price deflation for both specialty and structural products that was partially offset by volume increases for specialty products. The decrease in the Company’s gross margin percentage was driven by structural products (decrease of 110 basis points) partially offset by an increase of 10 basis points for specialty products. Company gross profit and Company gross margin percentage for specialty products reflect the positive impact of a net benefit of $12.7 million for import duty items in the current fiscal year. The import duty items were related to changes in retroactive rates for anti-dumping duties resulting in a credit to cost of products sold of $20.7 million, partially offset by classification adjustments for certain goods imported by the Company that resulted in a net increase in Cost of products sold of $8.0 million for the current year. Not including this net $12.7 million benefit, the Company’s gross margin percentage would have been 16.1 percent in the current year.
Net sales of specialty products, which includes product types such as engineered wood, siding, millwork, outdoor living products, specialty lumber and panels, and industrial products, decreased $138.3 million, or 6.3 percent, to $2.0 billion in fiscal 2024. The overall decrease in specialty products net sales was due to price deflation for all specialty product types, partially offset by volume increases for all specialty product types except industrial. Specialty products gross profit decreased $23.2 million to $397.6 million in the current year. Specialty products gross margin percentage increased to 19.4 percent for fiscal 2024 compared to 19.3 percent for fiscal 2023. Gross profit and gross margin percentage for specialty products benefited in the current year from the aforementioned net $12.7 million benefit related to import duty items. Excluding this net benefit, gross margin percentage for specialty products was 18.8 percent for the current year.
Net sales of structural products, which includes product types such as lumber, plywood, oriented strand board, rebar, and remesh, decreased overall by $45.5 million, or 4.8 percent, to $907 million in fiscal 2024. This overall decrease in net sales was primarily due to market-based price deflation for all structural product types and lower volume for lumber, partially offset by volume gains for panels. Gross profit for structural products decreased in the current year by $14.7 million, or 14 percent, to $91.5 million from $106.2 million in the prior year period due to lower sales in the current year. Compared to fiscal year 2023, average composite pricing for lumber in the U.S. decreased 2.5 percent while panel prices increased 1.2 percent. Structural products gross margin percentage for fiscal 2024 was 10.1 percent, down from 11.2 percent in the prior fiscal year, which was primarily attributable to the aforementioned price deflation.
Our selling, general, and administrative (“SG&A”) expenses increased 2.7 percent overall, or $9.7 million, compared to fiscal 2023. In the current year, SG&A expenses were higher for payroll and payroll-related expenses driven by increased logistics costs due to higher volumes, expenses associated with our digital transformation, legal expenses associated with duty-related matters, and bad debt related to a customer bankruptcy. These SG&A increases were partially offset by lower commission expense and lower share-based compensation expense. Depreciation and amortization expense increased 20.1 percent compared to fiscal 2023 due to a higher base of amortizable and depreciable assets throughout fiscal 2024 when compared to the prior fiscal year, resulting from our continued focus on capital investment. Other operating expenses decreased $2.9 million compared to fiscal 2023 primarily due to lower restructuring related costs, including severance payments. Restructuring related costs incurred in fiscal 2023 included costs related to our leadership transition.

Interest expense, net, decreased by 18.5 percent, or $4.4 million, compared to fiscal 2023. The decrease is primarily due to the net interest income associated with the refunded antidumping duties described in Note 1, Summary of Significant Accounting Policies, under the heading Inventory.
During the fourth quarter of fiscal 2023, we settled our frozen defined benefit pension plan by transferring future financial responsibilities for the plan to a highly rated insurance company through the purchase of an annuity. The accounting for this settlement resulted in the non-cash reclassification of $34.9 million, including net deferred income taxes of $4.5 million, from accumulated other comprehensive loss to earnings. The settlement also required the Company, as plan sponsor, to make a final $6.9 million cash contribution to the plan trust in order for the plan trust to have sufficient assets to purchase the annuity from the insurance company. During fiscal 2024, we received cash refunds of $2.5 million related to the settlement when the separate pension trust entity was closed. The settlement of the frozen defined benefit pension plan did not result in any changes to the multi-employer pension plans in which some of our union employees participate.
Our effective income tax rate was 24.9 percent and 40.7 percent for fiscal 2024 and fiscal 2023, respectively. The higher effective rate in fiscal 2023 was due primarily to the one-time accounting for the settlement of our frozen defined benefit pension plan, as described above, which increased the effective income tax rate by 14.8 percent. The reclassification of $30.4 million to pre-tax earnings resulted in $12.2 million income tax expense (of which $4.5 million was reclassified from accumulated other comprehensive loss) related to the one-time settlement of our frozen defined benefit pension plan, which did not result in cash tax payments. Removing the income tax effects related to the one-time settlement of our frozen defined benefit pension plan, our effective income tax rate for fiscal 2023 would have been approximately 25.9 percent. Our effective income tax rates for both fiscal years were impacted by state taxes as well as the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, offset by a benefit from vesting of share-based compensation.
Our net income for fiscal 2024 was $53.1 million, or $6.19 per diluted share, versus $48.5 million, or $5.39 per diluted share, in the prior fiscal year. Our net income for fiscal 2024 increased primarily due to the lack of the defined benefit pension plan settlement cost incurred in fiscal 2023, the aforementioned net benefit of $12.7 million for import duty items, lower net interest expense and lower income tax provision in the current year, partially offset by lower gross profit, higher SG&A expense, and higher depreciation expense in the current year.
Results of Operations
Fiscal 2023 Compared to Fiscal 2022
For a comparison of the Company’s results of operations for the fiscal year ended December 30, 2023 to the fiscal year ended December 31, 2022, refer to Item 7 of the Company’s Annual Report on Form 10-K for fiscal 2023 filed with the SEC on February 20, 2024.

Liquidity and Capital Resources
We expect our material cash requirements for the foreseeable future, including the next 12 months will be for our:
•Periodic estimated income tax payments, as required;
•Periodic interest payments associated with our senior secured notes, as discussed in Note 8, Debt and Finance Lease Obligations, in Item 8 of this Annual Report;
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
We expect our primary sources of liquidity for the next 12 months to be cash/cash equivalents on hand, cash flows from sales and operating activities in the normal course of our operations, and availability from our revolving credit facility, as needed, and we expect that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future, including at least the next 12 months. We expect to meet our long-term liquidity needs with cash/cash equivalents on hand, cash flows from our operations, and financing arrangements. As of December 28, 2024, we had $505.6 million of cash and cash equivalents plus $346.2 million of availability on our revolving credit facility.

Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities totaled $85.2 million for fiscal 2024 compared to $306.3 million for fiscal 2023. The decrease in cash provided by operating activities for fiscal 2024 was primarily the result of changes in working capital, particularly with respect to changes in inventory and other current assets within fiscal 2024 when compared to changes in inventory and other current assets within fiscal 2023. Additionally, net income was lower in fiscal 2024 when the non-cash reclassification from accumulated other comprehensive loss of $30.4 million in fiscal 2023 is considered in the net income comparison between fiscal 2024 and fiscal 2023.
Net cash provided by operating activities totaled $306.3 million for fiscal 2023 compared to $400.3 million for fiscal 2022. The decrease in cash provided by operating activities during fiscal 2023 was primarily the result of a decrease in net income in fiscal 2023 compared to fiscal 2022, partially offset by higher cash generated from changes in working capital in fiscal 2023. For working capital, the change in inventory increased $120.1 million for fiscal 2023 as a result of lower product cost and our continuing efforts to better manage inventory on hand. The change in accounts payable increased $37.8 million for fiscal 2023 due to the timing of payments. These increases in cash from working capital changes were partially offset by a decrease in the change for accounts receivable of $78.1 million for fiscal 2023 due to lower sales in the fourth quarter of fiscal 2023 compared to the fourth quarter of fiscal 2022.
Net cash provided by operating activities totaled $400.3 million during fiscal 2022. This cash activity was primarily driven by net income of $296.2 million combined with changes in our working capital components after adjusting for the impact of working capital related to our acquisition of Vandermeer. See Note 2, Business Combination, in Item 8 of this Annual Report for more information about this acquisition. The changes in working capital components resulted in an increase in cash due to a decrease in accounts receivable of $101.3 million and a decrease in inventory of $20.8 million, partially offset by a decrease in accounts payable of $31.8 million. During fiscal 2022, we completed the repurchase of properties previously contributed to the BlueLinx Corporation Hourly Retirement Plan for $11.1 million. The cash outflow associated with the purchase of these properties is included in pension contributions within the operating activities section of our consolidated statement of cash flows for fiscal 2022.
Investing Activities
Net cash used in investing activities was $39.2 million during fiscal 2024, primarily for capital expenditures. Our investing activities in fiscal 2024 reflected continuing improvements to our distribution facilities, upgrades to our fleet, and digital transformation.
Net cash used in investing activities was $26.9 million during fiscal 2023, primarily for capital expenditures. Our investing activities in fiscal 2023 reflected continuing improvements to our distribution facilities and upgrades to our fleet.
Net cash used in investing activities was $98.7 million during fiscal 2022, which was primarily driven by cash of $63.8 million used for the acquisition of Vandermeer and capital expenditures of $35.9 million throughout fiscal 2022.
Financing Activities
Net cash used in financing activities was $62.1 million for fiscal 2024. Of this amount $45.3 million was used to repurchase our common stock under authorized share repurchase programs and remit excise taxes due on fiscal 2023 share repurchases, $3.4 million was used to repurchase shares to satisfy employee payroll and tax withholdings for vesting of share-based compensation, and $13.4 million was used for payments on finance lease obligations.
Net cash used in financing activities was $56.6 million for fiscal 2023. Of this amount $42.1 million was used to repurchase our common stock under authorized share repurchase programs, $5.3 million was used to repurchase shares to satisfy employee payroll and tax withholdings for vesting of share-based compensation, and $9.2 million was used for payments on finance lease obligations.
Net cash used in financing activities was $87.9 million for fiscal 2022, which was primarily driven by $66.4 million used to repurchase our common stock under our share repurchase program, including the accelerated share repurchase agreement (the “ASR Agreement”). Additionally, $10.5 million was used to repurchase shares to satisfy employee tax withholdings on the vesting of restricted stock units, and $10.9 million was for payments on our finance lease obligations.
Share Repurchase Programs
As discussed elsewhere in this Form 10-K, during fiscal years 2024, 2023, and 2022 we used cash of $45.0 million, $42.1 million, and $66.4 million, respectively, to repurchase shares of our common stock under repurchase programs authorized by our Board of Directors, excluding excise tax due on the 2024 and 2023 repurchases. As of December 28, 2024, we had $46.5 million of remaining repurchase authorization under the $100 million program approved by our Board of Directors on October 31, 2023. Under this share repurchase program, we may repurchase our common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.
Net Working Capital
Net working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Net working capital is defined as the sum of accounts receivable and inventory, less accounts payable. This metric differs from traditional working capital in that it excludes certain current assets and current liabilities that are reported in our consolidated balance sheet. Our net working capital as of December 28, 2024 and December 30, 2023 is presented in the following table:

	December 28, 2024	December 30, 2023
	(In thousands)
Current assets included in net working capital:
Accounts receivable, less allowance for doubtful accounts	$225,837	$228,410
Inventories, net	355,909	343,638
	581,746	572,048

Current liabilities included in net working capital:
Accounts payable	170,202	157,931
Net working capital	$411,544	$414,117
As of December 28, 2024, and December 30, 2023, debt and finance leases consisted of the following:

	December 28, 2024	December 30, 2023
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Finance lease obligations (3)	292,543	285,426
	592,543	585,426
Unamortized debt issuance costs	(2,437)	(3,246)
Unamortized bond discount costs	(2,502)	(3,011)
	587,604	579,169
Less: current portions of finance leases	12,541	11,178
Total debt and finance leases, net of current portions	$575,063	$567,991
(1) As of December 28, 2024 and December 30, 2023, our long-term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the long-term debt caption of our balance sheet at $295.1 million and $293.7 million as of December 28, 2024 and December 30, 2023, respectively. This presentation is net of their discount of $2.5 million and $3.0 million and the combined carrying value of our debt issuance costs of $2.4 million and $3.2 million as of December 28, 2024 and December 30, 2023, respectively. Our senior secured notes are presented in this table at their face value.
(2) No borrowings were outstanding during fiscal 2024 or fiscal 2023. Available borrowing capacity under this revolving credit facility was $346.2 million and $346.5 million on December 28, 2024 and December 30, 2023, respectively. Available borrowing capacity is net of undrawn letters of credit commitments.
(3) Refer to Note 13, Lease Commitments, in Item 8 of this Annual Report for interest rates associated with finance lease obligations.

Senior Secured Notes
In October 2021, we completed a private offering of $300.0 million of our six percent senior secured notes due 2029 (the “2029 Notes”). Interest is payable semi-annually. Our 2029 Notes mature on November 15, 2029, and no principal is due until that time as long as we remain in compliance with the related covenants. As of December 28, 2024, we were in compliance with these covenants.
Revolving Credit Facility
Our amended revolving credit facility matures on August 2, 2026 provided we remain in compliance with the related covenants. As of December 28, 2024, we were in compliance with these covenants.
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
Available borrowing capacity under our Revolving Credit Facility was $346.2 million on December 28, 2024.
Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment and vehicles, and to real estate, with the majority of those finance lease commitments relating to the real estate financing transactions. Our total finance lease commitments totaled $292.5 million and $285.4 million as of December 28, 2024 and December 30, 2023, respectively. Of the $292.5 million of finance lease commitments as of December 28, 2024, $242.8 million related to real estate and $49.8 million related to equipment. Of the $285.4 million of finance lease commitments as of December 30, 2023, $243.2 million related to real estate and $42.3 million related to equipment. As of December 28, 2024, $12.5 million of our finance leases are classified as current liabilities.
The real estate finance leases noted above include $125.1 million and $125.0 million as of December 28, 2024 and December 30, 2023, respectively, for sale-leasebacks of real estate in fiscal 2019 and 2020 that did not qualify for sale treatment for accounting purposes.
Off-Balance Sheet Arrangements
As of December 28, 2024 and December 30, 2023, we did not have any off-balance sheet arrangements other than short-term inventory commitments in the normal course of our business. Our purchase order commitments are based on near-term needs and are typically fulfilled by vendors within short time horizons. We do not have significant agreements for the purchase of inventory specifying minimum quantities or set prices that exceed expected requirements or that we cannot be cancel within 30 to 60 days.
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
Income Taxes
Our annual income tax rate is based on our taxable income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Judgment is required in determining our annual income tax expense and in evaluating our income tax positions. We establish allowances to remove some or all of the income tax benefit of any of our income tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the income tax position was originally taken. For purposes of evaluating whether or not an income tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings, and case law and their applicability to the facts and circumstances of the income tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other income tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of an income tax audit. Refer to Note 7, Income Taxes, in Item 8 of this Annual Report.
A number of years may elapse before a particular matter for which we have established an allowance is audited and finally resolved. The number of years with open income tax audits varies depending on the tax jurisdiction. The income tax benefit that has been previously subject to an allowance because of a failure to meet the “more likely than not” recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is “more likely than not” to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Settlement of any particular issue would usually require the use of cash.
Income tax law requires items to be included in the income tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual income tax rate reflected in our consolidated financial statements is different from that reported in our income tax return (our cash income tax rate). Some of these differences are permanent, such as expenses that are not deductible in our income tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred income tax assets and liabilities. Deferred income tax assets and liabilities are determined based on temporary differences between the financial reporting and income tax bases of assets and liabilities. The income tax rates used to determine deferred income tax assets or liabilities are the enacted income tax rates in effect for the year and manner in which the differences are expected to reverse. Based on the evaluation of available information, we recognize future income tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.
We evaluate our ability to realize the income tax benefits associated with deferred income tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carryback years (if permitted), and the availability of income tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the income tax benefit associated with a deferred income tax asset. As of December 28, 2024, positive evidence continued to outweigh negative evidence, as such no valuation allowance was deemed necessary except to the extent of certain state net operating losses. The valuation allowance related to our net operating losses as of December 28, 2024 was approximately $3.5 million. See Note 7, Income Taxes, in Item 8 of this Annual Report.
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
Goodwill is assessed for impairment at the reporting unit level and the assessment must determine if the fair value of the reporting unit, including the goodwill, is less than its carrying value. For entities like us that consist of a single reporting unit, goodwill is assessed at the enterprise level. In performing a qualitative assessment, potential impairment indicators must be evaluated to determine if it is “more likely than not that the fair value of the reporting unit is less than its carrying amount.” Such evaluations involve estimates of the significance and materiality of any identified impairment indicators. For a quantitative assessment, we utilize a combination of the present value of expected cash flows and the guideline public companies method to determine the estimated fair value of our enterprise. This present value model requires management to estimate future gross profit, cash flows, the timing of the future cash flows, and a discount rate (based on a weighted-average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. These estimates can have material influences on a goodwill assessment.
We perform our annual goodwill assessment as of the first day of our fiscal fourth quarter. Based on the results of our most recent annual assessment, which was quantitative, our goodwill was not impaired. As of December 28, 2024, the carrying value of our goodwill was $55.4 million, which represented 3.5% of our consolidated assets.
Between our annual impairment assessment for fiscal 2024 and 2023, we noted no interim events or circumstances to indicate that the carrying value of our goodwill was impaired. Therefore, we relied on our annual assessments.
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
Commodity Price Risk
Although we have no material financial instruments as of December 28, 2024 and December 30, 2023 that are directly exposed to commodity price risk, many of the building products that we inventory and distribute, including oriented strand board (“OSB”), plywood, lumber, and rebar, are commodities whose price is determined by the market’s supply and demand for such products. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of products. Short-term increases in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs on our products. We may enter into derivative financial instruments to mitigate the potential impact of commodity price fluctuations on our results of operations or cash flows. As of December 28, 2024 and December 30, 2023, we had no such derivative financial instruments in place. For further discussion of commodity price risk, refer to Item 1A, Risk Factors, and to the section under the heading “Commodity Nature of Our Products” within “Factors That Affect Our Operating Results and Trends” in Item 7 of this Annual Report on Form 10-K.
Interest Rate Risk
We may be exposed to changes in interest rates for our outstanding debt. Changes in market interest rates could affect our interest expense. We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR, or other applicable benchmark rate, when we have amounts outstanding on our revolving credit facility. As of December 28, 2024 and December 30, 2023, we had no outstanding borrowings on our revolving credit facility. Our senior secured notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates if we remain in compliance with the related debt covenants, but interest rate changes could impact the terms and pricing of any future refinancings of our term debt. We may enter into derivative financial instruments to mitigate the potential impact of interest rate risk on our results of operations or cash flows. As of December 28, 2024 and December 30, 2023, we had no such derivative financial instruments in place. For further discussion of our indebtedness and related interest rate risk, refer to Note 8, Debt and Finance Lease Obligations in Item 8 and to Item 1A, Risk Factors of this Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BlueLinx Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
As of December 28, 2024, the Company's goodwill balance was $55.4 million. As discussed in Note 4 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level on the first day of the fiscal fourth quarter or more frequently if events or change in circumstances indicate that it is more likely than not to be impaired. This requires management to estimate the fair value of the reporting unit based on a combination of the discounted cash flow method and guideline public company method.

Auditing management's annual goodwill impairment test involved especially subjective judgments due to the significant estimation required in determining the fair value of the reporting unit. In particular, the estimates of the fair value for the reporting unit are sensitive to assumptions, such as the weighted average cost of capital and gross profit, which are affected by expectations about future market or economic conditions.

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
Atlanta, Georgia
February 18, 2025

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In thousands, except per share amounts)
Net sales	$2,952,532	$3,136,381	$4,450,214
Cost of products sold	2,463,393	2,609,364	3,617,230
Gross profit	489,139	527,017	832,984
Operating expenses (income):
Selling, general, and administrative	365,532	355,819	366,305
Depreciation and amortization	38,488	32,043	27,613
Amortization of deferred gains on real estate	(3,934)	(3,934)	(3,934)
Gain from sale of properties, net	(272)	—	(144)
Other operating expenses	1,755	4,640	4,057
Total operating expenses	401,569	388,568	393,897
Operating income	87,570	138,449	439,087
Non-operating expenses (income):
Interest expense, net	19,364	23,746	42,272
Settlement of defined benefit pension plan	(2,481)	30,440	—
Other expense, net	—	2,377	2,054
Income before provision for income taxes	70,687	81,886	394,761
Provision for income taxes	17,571	33,350	98,585
Net income	$53,116	$48,536	$296,176

Basic earnings per share	$6.22	$5.40	$31.75
Diluted earnings per share	$6.19	$5.39	$31.51

Comprehensive income:
Net income	$53,116	$48,536	$296,176
Other comprehensive income (loss):
Actuarial loss on defined benefit plan, net of tax of $1,090 and $1,016, respectively	—	(3,119)	(3,057)
Amortization of unrecognized pension gain, net of tax of $(325) and $(208), respectively	—	882	627
Settlement of frozen defined benefit pension plan, including tax of $4,472	—	34,912	—
Other	—	(1,263)	378
Total other comprehensive income (loss)	—	31,412	(2,052)
Comprehensive income	$53,116	$79,948	$294,124

See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 28, 2024	December 30, 2023
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$505,622	$521,743
Accounts receivable, less allowances of $4,344 and $3,398, respectively	225,837	228,410
Inventories, net	355,909	343,638
Other current assets	46,620	26,608
Total current assets	1,133,988	1,120,399

Property and equipment, net	249,556	225,987
Operating lease right-of-use assets	47,221	37,227
Goodwill	55,372	55,372
Intangible assets, net	26,881	30,792
Deferred income tax asset, net	50,578	53,256
Other non-current assets	14,121	14,568
Total assets	$1,577,717	$1,537,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,202	$157,931
Accrued compensation	16,706	14,273
Finance lease liabilities - current	12,541	11,178
Operating lease liabilities - current	8,478	6,284
Real estate deferred gains - current	3,935	3,935
Other current liabilities	21,862	24,961
Total current liabilities	233,724	218,562
Non-current liabilities:
Long-term debt	295,061	293,743
Finance lease liabilities - less current portion	280,002	274,248
Operating lease liabilities - less current portion	40,114	32,519
Real estate deferred gains - less current portion	63,296	66,599
Other non-current liabilities	19,079	17,644
Total liabilities	931,276	903,315

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value, 30,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized, 8,294,798 and 8,650,046 outstanding, respectively	83	87
Additional paid-in capital	124,103	165,060
Retained earnings	522,255	469,139
Total stockholders’ equity	646,441	634,286
Total liabilities and stockholders’ equity	$1,577,717	$1,537,601
See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance as of the beginning of fiscal 2022	9,726	$97	$268,085	$(29,360)	$124,427	$363,249
Net income	—	—	—	—	296,176	296,176
Other comprehensive loss	—	—	—	(2,052)	—	(2,052)
Vesting of restricted stock units	337	3	(3)	—	—	—
Compensation related to share-based grants	—	—	9,617	—	—	9,617
Repurchase of shares to satisfy employee tax withholdings	(132)	(1)	(10,533)	—	—	(10,534)
Common stock repurchases and retirements	(882)	(9)	(66,418)	—	—	(66,427)
Balance as of end of fiscal 2022	9,049	90	200,748	(31,412)	420,603	590,029
Net income	—	—	—	—	48,536	48,536
Other comprehensive income	—	—	—	31,412	—	31,412
Vesting of restricted stock units	170	2	(2)	—	—	—
Compensation related to share-based grants	—	—	12,055	—	—	12,055
Repurchase of shares to satisfy employee tax withholdings	(63)	—	(5,279)	—	—	(5,279)
Common stock repurchases and retirements	(506)	(5)	(42,462)	—	—	(42,467)
Balance as of end of fiscal 2023	8,650	87	165,060	—	469,139	634,286
Net income	—	—	—		53,116	53,116
Vesting of restricted stock units	105	1	(1)	—	—	—
Compensation related to share-based grants	—	—	7,749	—	—	7,749
Repurchase of shares to satisfy employee tax withholdings	(32)	—	(3,365)	—	—	(3,365)
Common stock repurchases and retirements	(428)	(5)	(45,340)	—	—	(45,345)
Balance as of end of fiscal 2024	8,295	$83	$124,103	$—	$522,255	$646,441

There has been no activity for Preferred Stock.

See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022
	(In thousands)
Cash flows from operating activities:
Net income	$53,116	$48,536	$296,176
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	38,488	32,043	27,613
Settlement of frozen defined benefit pension plan	—	30,440	—
Amortization of debt discount and issuance costs	1,318	1,319	1,153
Gains from sales of property	(272)	—	(144)
Provision for deferred income taxes	2,678	7,756	5,289
Share-based compensation	7,749	12,055	9,617
Amortization of deferred gains from real estate	(3,934)	(3,934)	(3,934)
Other income statement items	—	(909)	—
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	2,573	23,145	101,266
Inventories, net	(12,271)	140,875	20,759
Accounts payable	13,002	5,973	(31,808)
Employer contributions due to the single-employer defined benefit pension plan	—	(6,900)	(11,876)
Other current assets	(20,012)	15,513	(11,635)
Other assets and liabilities	2,743	373	(2,179)
Net cash provided by operating activities	85,178	306,285	400,297

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	300	(63,767)
Proceeds from sales of assets and properties	899	357	964
Property and equipment investments	(40,109)	(27,520)	(35,886)
Net cash used in investing activities	(39,210)	(26,863)	(98,689)

Cash flows from financing activities:
Common stock repurchases	(45,297)	(42,135)	(66,427)
Repurchase of shares to satisfy employee tax withholdings	(3,365)	(5,279)	(10,534)
Principal payments on finance lease liabilities	(13,427)	(9,208)	(10,907)
Net cash used in financing activities	(62,089)	(56,622)	(87,868)

Net change in cash and cash equivalents	(16,121)	222,800	213,740
Cash and cash equivalents at beginning fiscal year	521,743	298,943	85,203
Cash and cash equivalents at end of fiscal year	$505,622	$521,743	$298,943

Supplemental cash flow information:
Net income tax payments	$30,408	$19,239	$111,197
Interest paid	$44,988	$43,438	$44,054
See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation
BlueLinx Holdings Inc., including subsidiaries (collectively, the “Company”), is a leading wholesale distributor of residential and commercial building products in the United States. The Company is a “two-step” distributor. Two-step distributors purchase products from manufacturers and distribute those products to dealers and other suppliers in local markets, who then sell those products to end users. The Company carries a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood, siding, millwork, outdoor living products, specialty lumber and panels, and industrial products. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. The Company also provides a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for its customers and suppliers, while enhancing customers’ sales and inventory management capabilities.
The Company’s consolidated financial statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). All significant intercompany accounts and transactions have been eliminated.
The Company operates on a 5-4-4 fiscal calendar. Its fiscal year ends on the Saturday closest to December 31 of each year and may comprise 53 weeks in certain years. The Company’s 2024 fiscal year contained 52 weeks and ended on December 28, 2024 (“fiscal 2024”). Fiscal 2023 contained 52 weeks and ended on December 30, 2023 (“fiscal 2023”). Fiscal 2022 contained 52 weeks and ended on December 31, 2022 (“fiscal 2022”).
Reclassification of Prior Period Presentation
The Company reclassified income taxes payable into Other current liabilities on its consolidated balance sheet as of December 30, 2023. The Company also reclassified income taxes payable into Other assets and liabilities on its consolidated statements of cash flows for fiscal 2023 and fiscal 2022. These reclassifications were made to align prior-period disclosures with current presentation.
Use of Estimates
The Company’s financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates based on assumptions about current, and for some estimates, future economic and market conditions, which affect reported amounts and related disclosures in its financial statements. Although these current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from expectations, which could materially affect the Company’s financial position, results of operations and cash flows. The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these financial statements in conformity with GAAP.
The impacts of national and global events may also affect the Company’s accounting estimates, which may materially change from period to period due to such events. The Company’s management regularly evaluates these significant factors and makes adjustments where facts and circumstances dictate.
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
All revenues recognized are net of trade allowances, cash discounts, and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Adjustments to earnings resulting from revisions to estimates on discounts and returns have not been material in any of the reported periods. Certain customers may receive cash-based incentives or credits, which are accounted for as variable

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration. The Company estimates these amounts based on the expected amount to be provided to customers and then reduces the amount of revenue recognized. The Company believes that there will not be significant changes to its estimates of variable consideration. Sales and usage-based taxes are excluded from revenues.
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
Customer payment terms are typical for the Company’s industry, and may vary by the type and location of customers and by the products or services offered. The time period between invoicing and when payment is due is not deemed to be significant. For certain sales channels and/or products, standard payment terms may be as early as ten days and in limited situations we may require a customer to pay at time of delivery.
Costs to obtain customer contracts are generally expensed as incurred. The Company generally expenses sales commissions when incurred because the amortization period would typically be one year or less. These costs are recorded within selling, general, and administrative (“SG&A”) expense.
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
Substantially all of the amount reported in Cost of products sold on the Company’s consolidated statement of operations is composed of cost to purchase inventory for resale to customers, including the cost of inbound freight, volume incentives, and inventory adjustments. During fiscal 2024, 2023 and 2022, no one supplier represented more than 10% of the Company’s consolidated Cost of products sold.

Cash and Cash Equivalents
As of December 28, 2024 and December 30, 2023, the majority of the Company’s cash and cash equivalents were comprised of short-term funds that the Company can liquidate on demand. These funds invest in instruments that have a weighted-average maturity of three months or less, including cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Government or its agencies, and repurchase agreements secured by such obligations or cash. The Company’s policy is to classify such short-term highly liquid investments as cash equivalents. Also, the Company has cash deposits with financial institutions that are typically in excess of federally insured limits. Though the Company has not experienced any losses on its cash deposits to date and does not currently anticipate incurring any such losses, there can be no assurance that the Company will not experience losses in the future.
Based on the legal form and nature of any restrictions that may be placed by third parties on certain amounts of cash transferred by the Company to external entities, the Company’s accounting policy is to classify such unexpended amounts as either restricted cash, other current assets, or other non-current assets in its consolidated balance sheets. As of December 28, 2024 and December 30, 2023, the Company had $11.5 million and $10.5 million, respectively, reported within Other non-current assets on its consolidated balance sheets for amounts transferred to a third party related to certain of the Company’s self-insured risks for events that have occurred but have not been settled by, or are not yet known to, the Company. See the subsequent section of this note under the heading, Self Insurance. The Company had no amounts reported as restricted cash on its consolidated balance sheets as of December 28, 2024 and December 30, 2023.
Accounts Receivable and Allowance
Accounts receivable are stated at net realizable value, do not bear interest, and consist of amounts owed for orders shipped to customers. The Company has established an overall credit policy for sales to customers.
Under the provisions of ASC No. 323, Financial Instruments-Credit Losses, that apply to the Company’s trade accounts receivable, a current expected credit loss (“CECL”) model is required. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of a trade receivable, that considers forecasts of future economic conditions in addition to information about past events and current conditions. The Company’s allowance for doubtful accounts is determined based on a number of factors including specific customer account reviews, historical loss experience, current economic trends, and the creditworthiness of significant customers based on ongoing credit evaluations. The Company believes

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that its accounts receivable are homogenous and concluded that they can be grouped into one pool when applying the CECL model. The Company determined that historical loss information is a reasonable basis on which to determine expected credit losses for accounts receivable because the composition of the receivables at the most recent reporting date is consistent with that used in developing the historical credit-loss percentages. During fiscal years 2024 and 2023, the Company recorded provisions for doubtful accounts of $1.3 million and $0.6 million, respectively, and recorded charge offs net of recoveries of $0.3 million and $0.6 million, respectively, against the allowance for accounts receivable.
Inventory
The Company’s inventories consist almost entirely of finished goods inventory, with a very limited amount of work-in-process inventory. The cost of all inventories is determined by the moving average cost method. The Company includes all material charges directly incurred in bringing inventory to its existing condition and location, including the cost of inbound freight, volume incentives, inventory adjustments, tariffs, duties and other import fees. The Company evaluates its inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at the lower-of-cost-or-net-realizable-value (“LCNRV”), which also considers items that may be considered damaged, excess, and obsolete inventory. As of December 28, 2024 and December 30, 2023, the carrying values of the Company’s inventory reported on its consolidated balance sheets did not reflect any adjustments for LCNRV matters.

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

During fiscal 2024, the Company recognized refunds of $20.7 million plus interest of $2.7 million related to retroactive adjustments associated with certain antidumping duties for imported wood moulding and millwork products. The antidumping duty cash deposits were originally paid and accounted for by the Company in prior reporting periods at the then-current rates. Impacted inventories have since been sold. These adjustment amounts are reflected in Cost of products sold and Interest expense, net, respectively, on the Company’s consolidated statement of operations for the fiscal year ended December 28, 2024. See Note 14, Commitments and Contingencies, for disclosure concerning other matters related to import duties.

Consideration Received from Vendors and Paid to Customers
Each fiscal year, the Company enters into agreements with certain vendors to provide inventory purchase rebates, generally based on achievement of specified volume purchasing levels. The Company also receives rebates related to price protection and various marketing allowances that are common industry practice. The Company accrues for the receipt of vendor rebates based on purchases, and also reduces the carrying value of the related inventory to reflect the net acquisition cost (purchase price less expected purchase rebates).
In addition, the Company enters into agreements with many of its customers to offer customer rebates, generally based on achievement of specified sales levels and various marketing allowances that are common industry practice. The Company accrues for the payment of customer rebates based on sales to the customer, and also reduces its sales to report net sales (sales price less expected customer rebates). Since these arrangements are typically on a calendar or fiscal year basis, adjustments to earnings resulting from revisions to rebate estimates have historically not been material.
Property and Equipment
Property and equipment are recorded at cost. Lease obligations for which the Company assumes or retains substantially all the property rights and risks of ownership are capitalized. Amortization of assets recorded under finance leases is included in Depreciation and amortization in the Company’s consolidated statement of operations. Replacements of major units of property

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are capitalized and the replaced properties are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred.
Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from seven years to 15 years for land improvements, 15 years to 33 years for buildings, and three years to seven years for machinery and equipment. Leasehold improvements are depreciated over the lesser of 15 years or the remaining life of the expected lease term. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in earnings.
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
Goodwill and Other Intangible Assets
Goodwill
Goodwill is not subject to amortization but must be assessed for impairment at least annually. Since the Company operates within one single reporting unit, goodwill is assessed at the enterprise level. The Company performs its annual assessment of goodwill as of the first day of its fourth fiscal quarter, which was September 29, 2024 for fiscal 2024. Since the Company operates within a single reporting unit, goodwill is evaluated at the enterprise level.
The annual assessments for fiscal 2024 and fiscal 2023 utilized a quantitative approach and was performed by the Company with the assistance of independent third-party experts. An assessment under the quantitative approach requires the Company to estimate the enterprise’s fair value and then compare that fair value to the carrying value of the enterprise, including goodwill, in order to determine if goodwill is impaired. The estimate of the fair value for the enterprise is sensitive to assumptions such as the weighted average cost of capital and gross profit, which are affected by expectations about future market or economic conditions. Based on the assessments for fiscal 2024 and fiscal 2023, the estimated fair value of the enterprise exceeded its carrying value, including goodwill. Therefore, the Company concluded that goodwill was not impaired.
In addition, the Company will evaluate the carrying value of goodwill for impairment between annual impairment assessments if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such events and indicators may include significant declines in the industries in which our products are used, significant changes in capital market conditions, or significant changes in our market capitalization. No such material indicators were noted during fiscal 2024 and fiscal 2023 between the annual impairment assessments.
Other Intangible Assets
For all reporting periods presented, the Company’s other intangible assets have estimated finite lives and are therefore subject to amortization. These assets are subject to impairment testing if events or circumstances occur that indicate the carrying amounts may be impaired. No such indicators were noted in fiscal 2024 or fiscal 2023, and therefore no impairments were recorded.
Self-Insurance
The Company is self-insured for its non-union and certain unionized employee health benefits. The Company purchases stop-loss insurance in order to establish certain limits to its exposure on a per claim basis, both individually and in the aggregate. Health benefits for some unionized employees for fiscal 2024, 2023 and 2022 were paid directly to a union trust, depending upon the union-negotiated benefit arrangement.
The Company is also self-insured, up to certain limits, for workers’ compensation losses, general liability, and automotive liability losses, all subject to varying “per occurrence” retentions or deductible limits. It is the Company’s policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $0.8 million, and $2.0 million, respectively. The Company is also self-insured up to certain limits for the majority of its medical benefit plans ($0.3 million per occurrence). A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense and cash flow. As of December 28, 2024 and December 30, 2023, the self-insurance liabilities totaled $11.8 million and $13.8 million, respectively.
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
Income Taxes
The Company accounts for deferred income taxes using the liability method. Accordingly, deferred income tax assets and liabilities are recognized based on the income tax effects of temporary differences between the financial statement and income tax bases of assets and liabilities, as measured by current enacted income tax rates. All deferred income tax assets and liabilities are classified as noncurrent in the Company’s consolidated balance sheet. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (likelihood of more than 50%) that some portion or all the deferred income tax asset will not be realized. For additional information, see Note 7, Income Taxes.
Pension Plans
Prior to December 5, 2023, the Company sponsored a noncontributory defined benefit pension plan (the “DB Pension Plan”). Most of the participants in the DB Pension Plan were inactive, with all remaining active participants no longer accruing benefits. The DB Pension Plan was closed to new entrants. The funding policy for the DB Pension Plan was based on actuarial calculations and the applicable requirements of federal law. Benefits under the plan primarily were related to years of service. The Company’s accounting policy election was to measure plan assets and benefit obligations as of December 31, which is the month-end that is closest to the Company’s fiscal year-end. As further disclosed in Note 10, Employee Retirement Plans, the Company, as sponsor, settled the frozen DB Pension Plan in December 2023.
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

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Repurchases of Common Stock
On October 31, 2023, the Company’s Board of Directors authorized a share repurchase program for $100 million. Under this share purchase program, the Company may make authorized repurchases of its common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers, or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. Repurchased shares of the Company’s common stock are retired by the Company and are not reported as treasury stock. The portion of the cost to repurchase common stock that is in excess of par value is charged to additional paid-in capital within stockholders’ equity.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Advertising Cost
Advertising costs are expensed as incurred and totaled $1.8 million, $2.1 million, and $2.6 million for the fiscal years 2024, 2023 and 2022, respectively.
Recent Accounting Standards - Adopted
Adopted in Fiscal 2024
Segment Reporting Improvements. On November 27, 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The FASB issued this new guidance primarily to provide financial statement users with more disaggregated expense information about a public business entity’s (“PBE”) reportable segment(s). This ASU requires PBEs to provide incremental disclosures related to the entity’s reportable segment(s), including disclosures for expenses that are both 1) significant to each reportable segment and are provided regularly to the chief operating decision maker (“CODM”) or easily computed from information regularly provided to the CODM and 2) included in the reported measure of segment profit or loss used by the CODM to assess performance and allocate resources. Under the provisions of this ASU, all of the disclosures required in the segment guidance, including disclosing a measure of segment profit or loss used by the CODM and reporting significant segment expenses, applies to all PBEs, including those with a single operating or reportable segment. However, this ASU did not change the definition of a segment, the method for determining segments, or any criteria for aggregating operating segments into reportable segments. The Company adopted ASU 2023-07 at the beginning of fiscal 2024, however it became effective for the Company’s fiscal 2024 annual reporting period and for interim financial reporting periods at the beginning of fiscal 2025. As required, the Company’s annual disclosures for ASU 2023-07 are retrospectively presented for all annual comparative periods beginning in the notes to these annual consolidated financial statements. See Note 5, Segment Reporting. Since this ASU addresses only disclosures, the adoption did not have any effects on the Company’s financial condition, results of operations or cash flows.
Adopted in Fiscal 2022
Credit Impairment Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU sets forth a current expected credit loss (“CECL”) model which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This model replaces the former incurred loss model applicable to the measurement of credit losses on financial assets measured at amortized cost, and applies to some off-balance sheet credit exposures. The standard also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. The Company adopted ASU 2016-13 on a modified retrospective basis in the first quarter of 2022 and the implementation did not have a material impact to the Company’s consolidated financial statements.

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the publication of certain tenors of the London Inter-bank Offered Rate (“LIBOR”) on December 31, 2021, with complete elimination of the publication of LIBOR by June 30, 2023. The amendments in this ASU are elective and apply to all entities that have contracts referencing LIBOR. The Company’s revolving credit agreement, as further discussed in Note 8, Long-Term Debt, to these consolidated financial statements, was amended on June 27, 2023, to replace references to LIBOR with Secured Overnight Financing Rate (“SOFR”) for determining interest payable on current and future borrowings. The guidance in this ASU provides a practical expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from LIBOR to a new interest rate index. The Company adopted ASU 2020-04 prospectively in the first quarter of 2022. The adoption did not have a material impact on the Company’s consolidated financial

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements or to any key terms of our revolving credit agreement other than the discontinuation of LIBOR.

Recent Accounting Standards - Adoption Pending
Income Tax Disclosure Improvement. On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the income tax rate reconciliation. They must also further disaggregate income taxes paid. The ASU’s disclosure requirements apply to all entities subject to Accounting Standards Codification Topic 740. The overall objective of these disclosure requirements is for an entity, particularly an entity operating in multiple jurisdictions, to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective income tax rate and the statutory income tax rate. ASU 2023-09 will be effective for the Company for the fiscal 2025 annual reporting period. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-09.

Costs and Expenses Disclosures. On November 4, 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which establishes new disaggregation disclosure requirements for certain costs and expenses in the notes to the consolidated financial statements. Under the new guidance, entities must provide details of the components of its expense captions from continuing operations presented on the face of the statement of operations as well as a qualitative description of the amounts remaining that are not separately disaggregated quantitatively. Relevant disclosure categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. An entity must also disclose the total amount of selling expenses, and in annual reports, its definition thereof. The disclosure of these costs and expenses will be required in addition to and irrespective of their inclusion in other disclosures. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. ASU 2024-03 will be effective for the Company for the fiscal 2027 annual reporting period and for interim periods beginning in fiscal 2028. Since this new ASU addresses only disclosures, the Company does not expect its adoption to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating the new disclosures that will be required upon adoption of ASU 2024-03.

2. Business Combination
As previously disclosed, on October 3, 2022 the Company acquired all the outstanding stock of Vandermeer Forest Products (“Vandermeer”), a wholesale distributor of building products, for preliminary consideration of $69.3 million, which included $5.5 million of cash acquired. The purchase price also included $3.6 million for a distribution facility and real estate located in Spokane, Washington, which were acquired in this transaction. During the first quarter of fiscal 2023, $0.3 million was received by the Company for adjustments to Vandermeer’s working capital balances, reducing total consideration from $69.3 million to $69.0 million. The measurement period is closed.
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

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for as a business combination using the acquisition method. The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The following table summarizes the components of the consideration, as adjusted in the first quarter of fiscal 2023 for the working capital adjustment:

(In thousands)
Estimated fair value of identifiable assets acquired and liabilities assumed:
Cash	$5,506
Accounts receivable	13,180
Inventory	16,738
Property and equipment	3,955
Operating lease right-of-use assets	714
Prepaid expenses and other assets	101
Intangible assets:
Customer relationships	23,000
Trade names	1,000
Non-compete agreements	700
Accounts payable	(1,738)
Accrued compensation	(994)
Operating lease liability	(714)
Other current liabilities	(75)
Total identifiable net assets	61,373
Goodwill	7,600
Total consideration	$68,973
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

3. Revenue Recognition
The following table presents the Company’s revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues. No single customer of the Company generated 10% or more of the Company’s total net sales during fiscal years 2024, 2023 or 2022.

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In thousands)
Specialty products	$2,045,910	$2,184,240	$2,871,628
Structural products	906,622	952,141	1,578,586
Total net sales	$2,952,532	$3,136,381	$4,450,214
The following table presents the Company’s revenues disaggregated by sales channel. Warehouse sales are delivered from the Company’s warehouses. Reload sales are similar to warehouse sales but are shipped from non-warehouse locations, most of which are operated by third parties, where the Company stores owned products to enhance operating efficiencies. The reload channel is employed primarily to service strategic customers that are less economical to service from Company warehouses,

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and to distribute large volumes of imported products from port facilities. Direct sales are shipped from the manufacturer to the customer and therefore the Company does not take physical possession of the inventory and, as a result, typically generate lower margins than the warehouse and reload distribution channels. The direct distribution channel requires the lowest amount of committed capital and fixed costs.

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In thousands)
Warehouse and reload	$2,432,820	$2,663,107	$3,714,898
Direct	581,517	535,163	815,864
Cash discounts and rebates	(61,805)	(61,889)	(80,548)
Total net sales	$2,952,532	$3,136,381	$4,450,214
The Company generally expenses sales commissions when incurred because the amortization period would typically be one year or less. These costs are recorded within SG&A expense.
The Company has made an accounting policy election to treat outbound shipping and handling activities as an SG&A expense. Shipping and handling costs include amounts related to the administration of the Company’s logistical infrastructure, handling of material in its warehouses, and amounts pertaining to the delivery of products to customers, such as fuel and maintenance costs for mobile fleet, wages for drivers, and third party freight charges. These expenses were $154.3 million, $152.3 million, and $160.3 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
4. Goodwill and Other Intangible Assets
As of December 28, 2024 and December 30, 2023, our intangible assets consist of goodwill and other intangible assets including customer relationships, noncompete agreements, and trade names.
Goodwill
Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer relationships, noncompete agreements, and trade names) acquired and liabilities assumed under the acquisition method accounting for business combinations. The Company’s goodwill as of December 28, 2024 originated as follows: $47.8 million from the 2018 acquisition of Cedar Creek and $7.6 million from the 2022 acquisition of Vandermeer.
Public business entities are not permitted to amortize goodwill but must instead assess goodwill for impairment at least annually at the reporting unit level using a quantitative method or the optional qualitative method. Since the Company operates within a single reporting unit, goodwill is assessed at the enterprise level. The Company assesses goodwill for impairment as of the first day of fiscal fourth quarter, which was September 29, 2024 for fiscal 2024. The annual assessments for fiscal 2024 and fiscal 2023 utilized quantitative methods and were performed by the Company with the assistance of an independent third-party expert. Based on the assessments, the Company concluded that its goodwill was not impaired and therefore no impairment charge was needed.
In addition, the Company must evaluate the carrying value of goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would indicate that the carrying amount of goodwill may be impaired. Such events and indicators may include significant declines in the industries in which the Company’s products are used, significant changes in capital market conditions, and significant changes in the Company’s market capitalization. No such indicators were identified during fiscal 2024 or fiscal 2023.
The carrying amounts of the Company’s goodwill were as follows:

Total Carrying Amount
(In thousands)
Balance as of December 31, 2022	$55,372
Balance as of December 30, 2023	55,372
Balance as of December 28, 2024	55,372

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Definite-Lived Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of our definite-lived intangible assets as of December 28, 2024 were as follows:

	Weighted Average Remaining Useful Lives	Gross Carrying Amounts	Accumulated Amortization (1)	Net Carrying Amounts
		($ amounts in thousands)
Customer relationships	8	$48,500	$(22,254)	$26,246
Non-compete agreements	3	700	(315)	385
Trade names	1	1,000	(750)	250
Total		$50,200	$(23,319)	$26,881
(1) Intangible assets except customer relationships are amortized on straight-line basis. Certain of our customer relationships are amortized on a double declining balance method and certain others are amortized on a straight-line basis.
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
(1) Intangible assets except customer relationships are amortized on straight-line basis. Customer relationships are amortized on a double declining balance method.
Definite-lived intangible assets are subject to impairment testing if events or circumstances occur that indicate the carrying amounts may be impaired. No such indicators were noted during fiscal 2024 and fiscal 2023.
Amortization Expense
Amortization expense for the definite-lived intangible assets was $3.9 million, $4.2 million, and $3.4 million for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
Estimated annual amortization expense for definite-lived intangible assets over the next five fiscal years is as follows:

Fiscal Year	Estimated Amortization
(In thousands)
2025	$3,730
2026	3,480
2027	3,445
2028	3,340
2029	3,340

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Segment Reporting

The Company has one reportable segment: building products. The segment sells building products that are grouped into two primary categories: specialty products and structural products. The Company’s CODM is its chief executive officer (CEO). The Company derives substantially all of its revenues from the United States and all of the Company’s assets are located in the United States. No single customer of the Company generated 10% or more of the Company’s total net sales during fiscal years 2024, 2023 and 2022. The measure of segment assets is reported on the Company’s balance sheet as total consolidated assets. The segment’s accounting policies are the same as the accounting policies for the Company, as described in Note 1, Summary of Significant Accounting Policies.

The CODM’s method under GAAP that is used to assess performance and allocate resources is based on Net income as reported on the Company’s consolidated statement of operations. The following table presents information about Net income and significant expenses that are regularly reviewed by the Company’s CODM:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
	(In thousands)
Net sales	$2,952,532	$3,136,381	$4,450,214

Expenses:
Cost of specialty products sold	1,648,285	1,763,446	2,231,258
Cost of structural products sold	815,108	845,918	1,385,972
SG&A - delivery and logistics	154,293	152,313	160,270
SG&A - sales	68,620	67,274	76,471
SG&A - all other	142,619	136,232	129,564
Depreciation of property and equipment	34,576	27,846	24,239
Amortization of definite-lived intangible assets	3,912	4,197	3,374
Accretion of deferred gains on real estate	(3,934)	(3,934)	(3,934)
Interest expense	47,169	44,654	45,500
Interest income	(27,805)	(20,908)	(3,228)
Settlement of frozen defined benefit pension plan	(2,481)	30,440	—
Other, net	1,483	7,017	5,967
Provision for income taxes	17,571	33,350	98,585
Total segment expenses	2,899,416	3,087,845	4,154,038

Segment net income	53,116	48,536	296,176

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net income	$53,116	$48,536	$296,176

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment
Property and equipment as of December 28, 2024 and December 30, 2023, consisted of the following:

	As of
	December 28, 2024	December 30, 2023
	(In thousands)
Land and land improvements	$31,834	$29,071
Buildings	210,875	201,799
Machinery and equipment	175,981	156,849
Construction in progress	24,938	8,602
	443,628	396,321
Accumulated depreciation	(194,072)	(170,334)
Property and equipment, net	$249,556	$225,987
Depreciation expense for property and equipment was $34.6 million, $27.8 million, and $24.2 million for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. See Note 13, Lease Commitments, for disclosure about the Company’s property and equipment that is held under finance lease obligations.
7. Income Taxes
For fiscal 2024, the Company’s statutory income tax rate was 25.1 percent and it was comprised of the federal statutory income tax rate of 21.0 percent and the blended state statutory income tax rate of 4.1 percent. In fiscal 2023, the Company’s statutory income tax rate was 25.3 percent and it was comprised of the federal statutory income tax rate of 21.0 percent and the blended state statutory income tax rate of 4.3 percent. In fiscal 2022, the Company’s statutory income tax rate was 25.4 percent and it was comprised of the federal statutory income tax rate of 21.0 percent and the blended state statutory income rate of 4.4 percent. The Company’s blended state income tax rate is impacted by the mix of income earned in various states and by the Company’s federal taxable income, both of which may differ from year to year. The Company’s effective income tax rate is impacted by the effects of permanent differences occurring throughout the fiscal year.
For fiscal 2024, fiscal 2023, and fiscal 2022, the Company’s effective income tax rates were as follows:

	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022
	(In thousands)
Income before provision for income taxes	$70,687	$81,886	$394,761

Federal income taxes:
Current	$11,255	$20,221	$75,617
Deferred	1,490	7,993	3,184
State income taxes:
Current	3,638	5,373	17,679
Deferred	1,188	(237)	2,105
Provision for income taxes	$17,571	$33,350	$98,585

Effective income tax rate	24.9%	40.7%	25.0%
The accounting for the one-time settlement for the single-employer defined benefit pension plan increased the effective income tax rate for fiscal 2023 by 14.8%.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s provisions for income taxes are reconciled to the federal statutory amounts as follows:

	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022
	(In thousands)
Federal income taxes computed at the federal statutory tax rate	$14,844	$17,196	$82,898
State income taxes, net of federal benefit	4,188	4,609	16,171
Valuation allowance change arising from state net operating losses	49	(621)	(193)
Pension plan settlement (1)	—	12,150	—
Uncertain tax positions	(1,371)	(356)	(333)
Permanent differences arising from compensation	(95)	746	(71)
Other	(44)	(374)	113
Provision for income taxes	$17,571	$33,350	$98,585
(1) $4.5 million was reclassified from accumulated other comprehensive income (loss) in fiscal 2023
The Company’s consolidated financial statements contain certain deferred income tax assets which primarily result from other temporary differences related to certain reserves, accrued liabilities, pension obligations, differences between book and tax depreciation and amortization, and state net operating losses. The Company records a valuation allowance against deferred income tax assets when it is determined, based on the weight of available evidence, that it is more likely than not that some or all of the Company’s deferred income tax assets will not be realized in the future. For fiscal 2024 and fiscal 2023, components of the Company’s deferred income tax assets and deferred income tax liabilities are as follows:

	December 28, 2024	December 30, 2023
	(In thousands)
Deferred income tax assets:
Inventory reserves	$4,179	$3,965
Compensation-related accruals	6,339	7,794
Accounts receivable	793	708
Property and equipment	41,481	41,308
Operating lease liability	12,203	10,086
Pension plans	2,701	2,832
Benefit from net operating loss carryovers	3,809	4,317
Other	40	220
Total gross deferred income tax assets	71,545	71,230
Less: valuation allowances	(3,505)	(3,456)
Total net deferred income tax assets	$68,040	$67,774

Deferred income tax liabilities:
Intangible assets	$(4,279)	$(4,335)
Operating lease asset	(11,823)	(9,227)
Other	(1,360)	(956)
Total deferred income tax liabilities	(17,462)	(14,518)
Deferred income tax asset, net	$50,578	$53,256

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the Company’s deferred income tax asset valuation allowance for fiscal 2024 and fiscal 2023 was as follows:

	December 28, 2024	December 30, 2023
	(In thousands)
Balance as of beginning of the fiscal year	$3,456	$4,076
Valuation allowance increases (decreases) related to:
State net operating loss carryforwards	49	(620)
Balance as of end of the fiscal year	$3,505	$3,456
The Company has recorded income tax and related interest liabilities where it believes certain income tax positions are not more likely than not to be sustained if challenged. These balances are included in Other noncurrent liabilities in the Company’s consolidated balance sheets.
The following table summarizes the activity related to our gross unrecognized income tax benefits:

	December 28, 2024	December 30, 2023
	(In thousands)
Balance at beginning of the fiscal year	$3,281	$1,872
Additions for tax positions of current fiscal year	—	1,765
Reductions due to lapse of applicable statute of limitations	(2,685)	(356)
Balance at end of the fiscal year	$596	$3,281
Included in the unrecognized income tax benefits as of December 28, 2024 and December 30, 2023, were approximately $0.6 million and $1.5 million, respectively of income tax benefits that, if recognized, would reduce the Company’s annual effective income tax rate for fiscal 2024 and fiscal 2023. Penalties accrued for fiscal 2024 and fiscal 2023 were not material. The Company has accrued interest associated with its unrecognized income tax benefits which it releases as those benefits are realized due to the lapse of applicable statute of limitations. Interest expense associated with the Company’s unrecognized income tax benefits is reported as Interest expense, net in the Company’s consolidated statement of operations and comprehensive income. Such interest expense has not been material in any reporting period presented herein.
Net Operating Losses
At the end of fiscal 2024, the Company’s gross state net operating loss carryovers were $73.1 million and its tax-effected state net operating loss carryovers were $3.7 million, of which $3.5 million was subject to a valuation allowance arising from expiration dates when considered in conjunction with state limitations related to Internal Revenue Code (“IRC”) Section 382. At the end of fiscal 2023, the Company’s gross state net operating loss carryovers were $81.0 million and tax-effected state net operating loss carryovers were $4.3 million, of which $3.5 million was subject to a valuation allowance arising from expiration dates when considered in conjunction with state limitation related to IRC Section 382. Certain of the Company’s state net operating loss carryovers will expire in 5 to 20 years, while others are expected to carry forward indefinitely.
Federal and State Tax Filings
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations and may be subject to audit based on periods that are not limited by applicable statutes. The Company’s U.S. federal income tax returns for tax years 2021, 2022 and 2023 remain subject to audit under the federal statute of limitations. The Company’s auditable state income tax returns vary depending on the jurisdiction and its applicable statute of limitations.
Assessing Deferred Tax Assets
Quarterly, the Company assesses the carrying value of its deferred income tax assets for impairment by evaluating the weight of available evidence at the end of each fiscal quarter. In the evaluation of the weight of available evidence at the end of fiscal 2024, the Company considered the recent reported income in the current year, as well as the reported income for 2023 and 2022, which resulted in a three-year cumulative income situation as positive evidence which carried substantial weight. While this was substantial, it was not the only evidence evaluated. The Company also considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence. The evidence considered

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included:
•future reversals of existing taxable temporary differences;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•taxable income in prior carryback years, if carryback is permitted under the tax law; and
•income tax planning strategies.
In addition to the positive evidence discussed above, the Company considered as positive evidence forecasted future taxable income, the future timing of the reversal of its deferred income tax assets and liabilities, and the evidence from business and tax planning strategies. At the end of fiscal 2024 and fiscal 2023, in the Company’s evaluation of the weight of available evidence, the Company concluded that its deferred income tax assets were not impaired other than $3.5 million of the state net operating losses.
Although the Company believes its estimates are reasonable in the carrying value of its valuation allowances against its deferred income tax items, the ultimate determination of the appropriate amounts of valuation allowance involves significant judgement.
8. Debt and Finance Lease Obligations
As of December 28, 2024, and December 30, 2023, outstanding debt and finance leases consisted of the following:

	As of
	December 28, 2024	December 30, 2023
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Unamortized debt issuance costs (1)(4)	(2,437)	(3,246)
Unamortized bond discount costs (1)(4)	(2,502)	(3,011)
	295,061	293,743
Finance lease obligations (3)	292,543	285,426
Less: current portions of finance leases	12,541	11,178
Total debt and finance leases, net of current portions	$575,063	$567,991
(1) As of December 28, 2024 and December 30, 2023, long-term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the Long-term debt caption of the Company’s consolidated balance sheets at $295.1 million and $293.7 million as of December 28, 2024 and December 30, 2023, respectively. This presentation is net of discount of $2.5 million and $3.0 million and the combined carrying value of debt issuance costs of $2.4 million and $3.2 million as of December 28, 2024 and December 30, 2023, respectively. The senior secured notes are presented in the above table at face value and have an annual interest rate of 6.0% through maturity.
(2) No borrowings were outstanding during fiscal 2024 or fiscal 2023. Available borrowing capacity under this revolving credit facility was $346.2 million and $346.5 million on December 28, 2024 and December 30, 2023, respectively. Available borrowing capacity is net of undrawn letters of credit commitments.
(3) Refer to Note 13, Lease Commitments, for interest rates associated with finance lease obligations.
(4) Interest expense, net on the Company’s consolidated statement of operations for fiscal 2024, fiscal 2023, and fiscal 2022 reflects amortization of debt issuance costs and discount costs of $1.3 million, $1.3 million, and $1.2 million, respectively.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense, net on the Company’s consolidated statements of operations consisted of the following components:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(in thousands)
Interest expense (1)	$47,169	$44,654	$45,500
Less: interest income	27,805	20,908	3,228
Interest expense, net	$19,364	$23,746	$42,272
(1) Includes amortization of debt issuance costs and bond discount

Senior Secured Notes
In October 2021, the Company and certain subsidiaries completed a private offering of $300.0 million of 6.0% percent senior secured notes due November 2029 (the “2029 Notes”), and in connection therewith entered into an indenture (the “Indenture”) with the subsidiary guarantors and Truist Bank, as trustee and collateral agent. The 2029 Notes were issued to investors at 98.625 percent of their principal amount. The 2029 Notes are secured by a first-priority security interest in substantially all of the Company’s assets, other than accounts receivables, inventory, deposit accounts, securities accounts, business interruption insurance and other related assets. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under the Company’s Revolving Credit Facility, as described below. The 2029 Notes will mature on November 15, 2029, however at the sole discretion of the Company, the notes may be redeemed, in whole or in part, prior to scheduled maturity. Early redemptions made by the Company prior to November 15, 2026 would require the Company to pay a redemption premium, as defined in the Indenture. Interest expense for the 2029 Notes totaled $18.0 million for fiscal 2024, fiscal 2023, and fiscal 2022.
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

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 28, 2024, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $851.8 million under our Revolving Credit Facility. As of December 30, 2023, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $868.2 million under our Revolving Credit Facility. Available borrowing capacity under our Revolving Credit Facility was $346.2 million and $346.5 million on December 28, 2024 and December 30, 2023, respectively.
During fiscal 2024, fiscal 2023, and fiscal 2022, the Company incurred no interest expense for the Revolving Credit Facility since no borrowings were outstanding during those fiscal years. During fiscal 2024, fiscal 2023, and fiscal 2022, the Company incurred $1.0 million, $1.0 million, and $1.0 million respectively, of fees associated with the Revolving Credit Facility, primarily unused line fees. These expenses are included in Interest expense, net on the Company‘s consolidated statement of operations.
Debt Covenants
The Revolving Credit Facility and the 2029 Notes contain various covenants and restrictions, including customary financial covenants. The Company’s right to make draws on the Revolving Credit Facility may be conditioned upon, among other things, compliance with these covenants. The Company was in compliance with all covenants as of December 28, 2024. These covenants also limit the Company’s ability to, among other things incur additional debt, grant liens on assets, make investments, repurchase stock, pay dividends and make distributions, sell or acquire assets, including certain real estate assets, outside the ordinary course of business, engage in transactions with affiliates, and make fundamental business changes.
Finance Lease Obligations
The Company’s finance lease liabilities consist of leases related to equipment and vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on our finance lease obligations, refer to Note 13, Lease Commitments.
9. Fair Value
As of December 28, 2024 and December 30, 2023, the Company has no assets or liabilities for which the carrying value is remeasured to fair value at the end of each reporting period. The Company has not elected the fair value reporting option for any of its financial instruments.
Fair Value Disclosures
The fair value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Debt
The estimated fair value of the Company’s 2029 Notes was determined based on Level 2 input using observable market prices in less active markets, as presented below:

	As of
	December 28, 2024		December 30, 2023
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
2029 Notes	$295,061	$293,597	$293,743	$273,182
(1) The $300 million obligation for the 2029 Notes is presented on the Company’s consolidated balance sheets net of unamortized debt issuance costs and discount. See Note 8, Debt and Finance Lease Obligations.
There were no borrowings outstanding under the Company’s Revolving Credit Facility during fiscal 2024 or fiscal 2023.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

However, the fair value of any outstanding borrowing under the Revolving Credit Facility would approximate the carrying value of the outstanding borrowings since the interest rate is variable and reflective of market interest rates.
10. Employee Retirement Plans
Multiemployer Pension Plans
The Company is involved in various multiemployer pension plans (“MEPPs”) that provide retirement and certain disability benefits to certain union employees in accordance with certain collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, the Company is generally responsible with the other participating employers for any plan underfunding. The Company’s contributions to a particular MEPP are established by the applicable CBAs, however required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Act, which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions, and the utilization of extended amortization provisions. A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to, an increase in the Company’s contribution rate to the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees.
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
Only one of the MEPP plans is currently deemed to be significant to the Company, and the following table provides the required disclosures for this plan. “Contributions” represent the amounts contributed by the Company during the fiscal years presented:

					Contributions (In millions)
Pension Fund:	EIN/Pension Plan Number	Pension Act Zone Status	FIP/RP Status (1)	Surcharge	2024	2023	2022
Central States, Southeast and Southwest Areas Pension Fund (“Central States Plan”)	366044243	Critical (December 31, 2024)	RP	No	$0.4	$0.3	$0.4
Total					$0.4	$0.3	$0.4
(1) Funding Improvement Plan or Rehabilitation Plan, as defined by the Pension Protection Act of 2006
The Company’s contributions to the Central States Plan are approximately 0.1% of total contributions, which is less than the required disclosure threshold of five percent of total plan contributions. However, this plan is deemed significant for disclosure as it is severely underfunded, as defined. The current CBA that requires contributions to the plan expires on December 31, 2025. In May 2020, the Company received a demand letter for payment resulting from its partial withdrawal in 2018 from the Central States Plan and started making payments in June 2020. These payments are payable monthly for a period of 20 years. The Company’s liability for the remainder of these payments was $6.5 million as of December 28, 2024. The Company may, in the future, record an additional liability if required by an event of our complete withdrawal from the plan or a mass withdrawal. The Company’s most recent contingent withdrawal liability was estimated at approximately $35.2 million for a complete withdrawal occurring in 2025. In the case of a complete withdrawal or a mass withdrawal, the Central States Plan could demand yearly payments of approximately $1.1 million, which do not include payments for the partial withdrawal of approximately $0.6 million annually. In a complete withdrawal, the payments would not amortize the liability fully; however, payments for a complete withdrawal are limited to a 20-year period. In the case of a mass withdrawal, the liability would not amortize fully under current government regulations, and payments would continue indefinitely.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans
Eligible Company employees can participate in one of two defined contribution plans: the BlueLinx Corporation Hourly Savings Plan covering hourly employees or the BlueLinx Corporation Salaried Savings Plan covering salaried employees. Discretionary contributions to the plans are based on employee contributions and compensation, and, in certain cases, participants in the hourly savings plan also receive employer contributions based on union negotiated match amounts.
Employer contributions to the hourly savings plan for fiscal year 2024 were approximately $1.1 million, of which less than $0.1 million was for fiscal 2023. Employer contributions for fiscal 2023 were approximately $0.9 million and were approximately$0.8 million for fiscal 2022.
Employer contributions to the salaried savings plan for fiscal 2024 were approximately $2.5 million, of which $0.1 million was for fiscal 2023. Employer contributions to the salaried savings plan for fiscal 2023 were approximately $2.5 million. Employer contributions to the salaried savings plan for fiscal 2022 were approximately $4.0 million, of which $2.1 million was for fiscal 2021.

Single-Employer Defined Benefit Pension Plan
As previously disclosed, in October 2022, the Company, as sponsor, notified participants in its noncontributory defined benefit pension plan (the “DB Plan”) that the Company intended to transfer financial responsibility for the management and delivery of continuing benefits associated with the DB Plan to a highly rated insurance company with pension settlement experience. Most of the participants in the DB Plan were inactive, with all remaining active participants no longer accruing benefits, and the DB Plan had been previously closed to new entrants. The DB Plan’s accumulated benefit obligation and its projected benefit obligation were the same amount (a “frozen” plan), and the Company has not incurred service cost under the plan since fiscal year 2019. Benefits under the plan were primarily related to years of service. The DB Plan’s assets were maintained in a separate trust entity prior to settlement, and then used to fund the settlement transaction as described below.

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
Immediately before the settlement, benefit obligations and plan assets of the DB Plan were $78.7 million and $78.7 million, respectively. The plan assets included a final cash contribution of $6.9 million made by the Company, as sponsor, at the time the buy-out contract was purchased. Other than the aforementioned $6.9 million, the Company was not required to and did not make any contributions in fiscal 2023 or fiscal 2022 to the DB Plan. During fiscal 2024, the Company received a net refund of $2.5 million related to an adjustment to the settlement cost.
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

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to settlement, actuarial assumptions for the plan during fiscal 2023 included considerations for settlement of the DB Plan. The following tables set forth the change in projected benefit obligation and the change in plan assets for the DB Plan:

	December 28, 2024	December 30, 2023
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$2,181	$82,752
Interest cost	—	4,419
Actuarial gain	—	(240)
Benefits paid	(496)	(6,018)
Settlement	(1,685)	(78,732)
Projected benefit obligation at end of period (1)	$—	$2,181
Change in plan assets:
Fair value of assets at beginning of period	$2,181	$81,231
Actual return on plan assets	—	(1,200)
Employer contributions	—	6,900
Benefits paid	(496)	(6,018)
Settlement	(1,685)	(78,732)
Fair value of assets at end of period (1)	—	2,181
Net funded status of plan (1)	$—	$—
(1) As disclosed above, the DB Plan was settled during fourth quarter of fiscal 2023. The remaining residual balances in projected benefit obligations and fair value of assets as of December 30, 2023 were used to fund final expenses and wrap-up activities of the separate trust entity trust, which was closed and terminated during December 2024.
The net adjustment to other comprehensive income (loss) for fiscal 2023 was a $32.7 million pre-tax loss. The amount for fiscal 2023 included a $30.4 million settlement loss. The remainder of the amount for fiscal 2023 was primarily due to a combination of actuarial adjustments at year end in addition to the amortization of unrealized gain and/or losses throughout the fiscal year.
The net periodic pension cost (benefit) for the plan included the following:

	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023
	(In thousands)
Service cost	$—	$—
Interest cost on projected benefit obligation	—	4,419
Expected return on plan assets	—	(3,249)
Amortization of unrecognized loss	—	1,207
Before settlement (1)	—	2,377
Settlement (gain) loss (2)	(2,481)	30,440
Net periodic pension (benefit) cost for the pension plan	$(2,481)	$32,817
(1) On the Company’s consolidated statements of operations, reported within Other expenses (income), net
(2) The DB Pension Plan was frozen and no service cost has been incurred for the plan since fiscal 2019. The settlement loss in fiscal 2023 and adjustment in fiscal 2024 are reported as a non-operating expense on the Company’s consolidated statement of operations.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost (credit):

December 30, 2023
Projected benefit obligation:
Discount rate	—%
Average rate of increase in future compensation levels	N/A
Net periodic pension cost or benefit:
Discount rate	5.34%
Average rate of increase in future compensation levels	N/A
Expected long-term rate of return on plan assets	4.00%
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
Mortality rates. For fiscal year 2023 and 2022, in conjunction with the decision to settle the DB Plan, the valuations and assumptions reflected adoption of the Society of Actuaries RP-2018 mortality tables with generational mortality improvement and adjustments to reflect the characteristics of the plan in conjunction with actuarial assumptions customary in the insurance industry.
Plan Assets and Long-Term Rate of Return
Fiscal 2023
Prior to settlement, asset return assumptions were based on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The allocation of the DB Plan’s assets impacted expected return on plan assets. The expected return on plan assets was based on a targeted allocation consisting of return-seeking securities (including public equity, real assets, and diversified credit investment strategies), liability-matching securities (fixed income), and cash and cash equivalents. Net benefit cost increased as the expected return on plan assets decreased. Actual long-term asset allocations on average were designed to approximate targeted allocation. Targeted allocation was driven by investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For fiscal 2023, an expected rate of return on plan assets of 4.00% was used.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
At any time, the number of remaining shares available for future grants against the 750,000 share authorization is determined by: subtracting the number of shares associated with grants that have been issued under the 750,000 share authorization, whether vested or unvested; adding the number of shares associated with those grants that have been either subsequently forfeited or cancelled; and adding the number of shares that were repurchased by the Company at vesting to satisfy employee payroll withholding taxes for grants, other than any grants of SARs or stock options, that were issued against the 750,000 share authorization. Additionally, shares available for issuance under the 2021 Plan include certain shares associated with grants made under the Company’s prior equity compensation plans, as follows: forfeitures and cancellations of grants that occur after May 20, 2021, and shares repurchased by the Company to satisfy employee payroll withholding taxes for grants, other than any grants of SARS or stock options, that vest after May 20, 2021. As of December 28, 2024, there were 508,060 shares of common stock available for issuance pursuant to future equity-based compensation awards under the 2021 Plan.
The Company typically issues new shares of its common stock to participants upon the exercise or vesting of vested grants out of the total amount of common shares available for issuance under the aforementioned plan. The 2021 Plan does not permit the payment of dividends or dividend equivalents on unvested grants that include underlying shares of the Company’s common stock.
During fiscal years 2024, 2023 and 2022, the Company issued service-based and performance-based RSU grants to eligible employees and members of the Company’s board of directors. Each RSU represents a contingent right to receive one share of our common stock at a future date.
Service-Based Restricted Stock Units
Service-based RSUs are issued to eligible employees and members of the Company’s board of directors. Service-based RSUs issued to members of the Company’s board of directors typically vest over a one-year service vesting period, although a pro-rated portion of the award may vest and settle prior to the one-year period with the remainder forfeited if the director is not standing for re-election or upon retirement from the Company’s board of directors. Service-based RSUs issued to employees of the Company typically vest ratably over a three-year service vesting period.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for service-based RSUs for fiscal years 2024 and 2023:

	Number of Awards	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2022	264,360	$55.07
Granted	158,276	90.49
Vested	(170,066)	50.30
Forfeited	(50,264)	75.67
Outstanding as of December 30, 2023	202,306	82.25
Granted	153,429	103.69
Vested	(105,216)	79.45
Forfeited	(40,236)	94.21
Outstanding as of December 28, 2024	210,283	97.08
The total fair value of service-based RSUs that vested in fiscal 2024, fiscal 2023, and fiscal 2022 was $11.0 million, $14.3 million and $26.8 million, respectively.
Performance-Based Restricted Stock Units
Performance-based RSUs are issued to eligible employees and typically vest over a three-year period based on the achievement of performance goals based on three-year cumulative adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) of the Company and three-year average return on working capital (“ROWC”) for the Company. The grant recipient must also typically complete a three-year service vesting period. As of December 28, 2024, the three-year vesting period and metrics have not been achieved for the performance-based RSUs granted in fiscal 2024, 2023 or 2022.
Expense for the fiscal year ended December 28, 2024 includes a credit of $4.3 million related to cumulative adjustments for certain unvested restricted stock unit grants that were granted in June 2022 and at various times in 2023 that are subject to vesting based, in part, on performance criteria that are not expected, as of December 28, 2024, to be fully achieved before the end of the applicable vesting periods that end on either June 28, 2025 or July 4, 2026.
The following table summarizes activity for performance-based RSUs for fiscal years 2024 and 2023. The number outstanding as of December 31, 2022, December 30, 2023, and December 28, 2024 include all then-outstanding performance-based RSUs, including those for which the performance criteria were not expected to be achieved at or before the applicable vesting periods.

	Number of Awards	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2022	61,049	$66.81
Granted	77,785	92.44
Forfeited	(23,436)	75.11
Outstanding as of December 30, 2023	115,398	82.40
Granted	44,828	98.07
Forfeited	(24,779)	88.84
Outstanding as of December 28, 2024	135,447	86.29

Compensation Expense
During fiscal years 2024, 2023 and 2022, the Company recognized share-based compensation expense of $7.7 million, $12.1 million, and $9.6 million, respectively. The Company recognized related income tax benefits in fiscal years 2024, 2023 and 2022 of $2.8 million, $2.6 million, and $3.8 million, respectively.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 28, 2024, there was approximately $16.9 million of unrecognized compensation expense related to service-based RSUs and performance-based RSUs. The unrecognized compensation expense is expected to be recognized over a weighted average term of approximately 2.0 years.
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
Diluted earnings per share are calculated using the treasury stock method whereby net income for the period is divided by the weighted average number of common shares outstanding for the period plus the dilutive effect, if any, of shares of stock associated with unvested share-based grants. However, for performance-based share-based grants, the dilutive effect is included only for grants where the performance goals have been achieved.
The reconciliations of basic net income and diluted earnings per common share for fiscal 2024, fiscal 2023, and fiscal 2022 were as follows:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(amounts in thousands, except per share amounts)
Net income	$53,116	$48,536	$296,176

Weighted average shares outstanding - Basic	8,531	8,987	9,328
Dilutive effect of share-based awards	41	7	70
Weighted average shares outstanding - Diluted	8,572	8,994	9,398

Basic earnings per share	$6.22	$5.40	$31.75
Diluted earnings per share	$6.19	$5.39	$31.51

For fiscal years 2024, 2023, and 2022, weighted-average unvested time-based restricted stock units totaling 376, 107,498, and 69,070, respectively, and weighted-average unvested performance-based restricted stock units totaling 118,938, 82,042, and 30,860, respectively, were outstanding but not included in the computation of diluted earnings per share for the respective periods. The unvested time-based restricted stock units were excluded because they were antidilutive based on their unearned compensation amounts and on the Company’s average stock price during the periods. The unvested performance-based

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restricted stock units were excluded because their performance metrics had not been achieved as of the end of the respective reporting period.

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

2023 Authorization
On October 31, 2023, the Company’s board of directors authorized a share repurchase program for $100 million. Under this share repurchase program, the Company may repurchase its common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. During the fourth quarter of fiscal 2023, the Company repurchased 101,516 shares of its common stock at an average price of $84.45, including broker commissions but excluding excise taxes. During fiscal 2024, the Company repurchased 428,630 shares of its common stock at an average price of $104.90, including broker commissions but excluding excise taxes. As of December 28, 2024, a total of 530,146 shares of the Company’s commons stock have been repurchased under the 2023 authorization at an average price of $100.99, including broker commissions but excluding excise taxes. As of December 28, 2024, there remains $46.5 million repurchase capacity under this authorization.
Common stock repurchases of $45.3 million and $42.5 million for fiscal years 2024 and 2023, respectively, as indicated on the Company’s consolidated statement of stockholders’ equity include accrued excise taxes of $0.4 million and $0.3 million, respectively, that are deemed to be a cost of the share repurchases. Excise taxes levied against a current year’s share repurchases are typically paid in the following year per applicable law. On the Company’s consolidated statements of cash flow, these excise taxes are reflected in the fiscal period of payment.
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
The Company determines if an arrangement is a lease at inception and assesses lease classification as either operating or finance at lease inception or modification. Operating lease right-of use (“ROU”) assets and liabilities are presented separately on the consolidated balance sheets. Finance lease ROU assets are included in property and equipment and the finance lease obligations are presented separately in the consolidated balance sheets. When a lease does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company has also made an accounting policy election to not separate lease components from non-lease components related to its mobile fleet asset class.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s finance lease liabilities consist of leases related to real estate, equipment and vehicles. A majority of the Company’s finance leases relate to real estate. During fiscal 2017 and fiscal 2018, the Company entered into real estate financing transactions on certain of its warehouse facilities. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, the Company entered into long-term leases on the properties having renewal options. The Company accounted for these transactions in accordance with the ASC 840, Leases, which was the lease accounting standard in effect for the Company at the inception of these arrangements. The Company recorded these transactions as finance lease liabilities on its consolidated balance sheet. Gains on these sale-leaseback transactions were deferred and are being recognized in earnings. As of December 28, 2024 and December 30, 2023, the remaining unrecognized deferred gains related to these transactions were $67.2 million and $70.5 million, respectively, and these deferred gains are being recognized in earnings on a straight-line basis. During fiscal 2024, 2023 and 2022, the Company recognized $3.9 million, $3.9 million, $3.9 million, respectively, of these deferred gains.
The following table presents the assets and liabilities related to the Company’s finance and operating leases as of December 28, 2024 and December 30, 2023:

Lease assets and liabilities		December 28, 2024	December 30, 2023
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$47,221	$37,227
Finance lease right-of-use assets (1) (2)	Property and equipment, net	134,319	138,357
Total lease right-of-use assets		$181,540	$175,584

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - short term	$8,478	$6,284
Finance lease liabilities	Finance lease liabilities - short term	12,541	11,178
Non-current portion
Operating lease liabilities	Operating lease liabilities - long term	40,114	32,519
Finance lease liabilities	Finance lease liabilities - long term	280,002	274,248
Total lease liabilities		$341,135	$324,229
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $112.3 million and $102.9 million as of December 28, 2024 and December 30, 2023, respectively.
(2) During fiscal 2024, 2023 and 2022, the Company added fleet assets under finance leases of $19.4 million, $19.9 million and $9.1 million, respectively. These additions did not involve cash outlays and therefore are not included in “Property and equipment investments” within cash flows from investing activities on the Company’s consolidated statements of cash flows.
The components of lease expense were as follows:

Components of lease expense	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022
	(In thousands)
Operating lease cost:
Operating lease cost	$10,898	$11,485	$11,963
Sublease income	(3,582)	(3,334)	(2,704)
Total operating lease costs	$7,316	$8,151	$9,259

Finance lease cost:
Amortization of right-of-use assets	$18,692	$16,493	$16,350
Interest on lease liabilities	25,653	24,380	24,469
Total finance lease costs	$44,345	$40,873	$40,819

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flow information related to leases was as follows:

Cash flow information	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,064	$11,671	$11,614
Operating cash flows from finance leases	25,653	24,380	24,469
Financing cash flows from finance leases	$13,427	$9,208	$10,907
Non-cash supplemental cash flow information related to leases was as follows:

Non-cash information	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022
	(In thousands)
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	$18,097	$1,883	$7,968
Finance leases	19,373	19,861	9,092
(1) Includes operating lease right-of-use assets obtained in acquisition for fiscal year ended December 31, 2022. See Note 2, Business Combination, for further information.
Supplemental balance sheet information for right-of-use assets related to leases was as follows:

Balance sheet information	December 28, 2024	December 30, 2023
	($ amounts in thousands)
Finance leases
Property and equipment	$246,635	$241,276
Accumulated depreciation	(112,316)	(102,919)
Property and equipment, net	$134,319	$138,357
Weighted Average Remaining Lease Term (in years)
Operating leases	8.34	8.88
Finance leases	17.68	19.94
Weighted Average Discount Rate
Operating leases	8.15%	8.74%
Finance leases	8.88%	8.84%
The major categories of the Company’s finance lease liabilities as of December 28, 2024 and December 30, 2023 are as follows:

Category	December 28, 2024	December 30, 2023
	(In thousands)
Equipment and vehicles	$49,785	$42,252
Real estate (1)	242,758	243,174
Total finance leases	$292,543	$285,426
(1) Amounts include $125.1 million and $125.0 million as of December 28, 2024 and December 30, 2023, respectively, for sale-leasebacks of real estate in fiscal 2019 and 2020 that did not qualify for sale treatment for accounting purposes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any lease that has a lease term of 12 months or less at commencement. Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of December 28, 2024. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the consolidated balance sheets, including options to extend lease terms that are reasonably certain of being exercised.

	Operating leases	Finance leases
	(In thousands)
2025	$11,375	$38,006
2026	8,709	40,903
2027	7,781	35,315
2028	7,493	35,530
2029	6,522	32,280
Thereafter	26,764	472,341
Total lease payments	$68,644	$654,375
Less: imputed interest	(20,052)	(361,832)
Total	$48,592	$292,543
14. Commitments and Contingencies
Regulatory Matters
Government and regulatory agencies may have the ability to conduct routine audits and periodic examinations of, and administrative proceedings regarding, the Company’s business operations.

As previously disclosed, U.S. Customs gathered initial information from the Company under routine audit procedures, and the information indicated that the Company potentially underpaid duties in prior periods arising from certain classification discrepancies for products imported into the United States as separately entered shipments. In working with U.S. Customs, the Company has exercised reasonable care to address this matter in an equitable and expeditious manner through the filing of a prior disclosure submission with U.S. Customs. U.S. Customs is expected to review the Company’s prior disclosure submission in the first quarter of 2025. However, as of December 28, 2024, the Company estimates that it will be required to pay approximately $8.0 million, excluding any interest. This amount is reflected in Other current liabilities on the Company’s consolidated balance sheet as of December 28, 2024. On the Company’s consolidated statements of operations, expense of $8.0 million, excluding interest, was recognized during fiscal 2024 within Cost of products sold.

The Company has received notice that U.S. Customs is confirming the origin of certain imported hardwood plywood products sold by the Company. The Company has provided substantiating documentation to U.S. Customs and is continuing to work with U.S. Customs in response to the request. At this time, the Company is unable to reasonably predict the possible outcome of this matter or provide a range of potential losses, if any, as a result of the request.

See Note 1, Summary of Significant Accounting Policies, under the heading Inventory, for disclosure concerning another matter related to import duties.

Environmental Matters
From time to time, the Company may be involved in proceedings involving various environmental and pollution control laws and regulations in the jurisdictions in which it operates. When the Company believes it has material financial exposure to these matters, it estimates and recognizes adequate liabilities and, if applicable, also timely records any expected recoveries from insurance coverages or subrogation in accordance with GAAP. Such liabilities, when recorded, may or may not be discounted, as required or permitted by GAAP. Based on presently available information, the Company has no material obligations for environmental matters as of December 28, 2024.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collective Bargaining Agreements
As of December 28, 2024, the Company employed approximately 2,000 associates and less than one percent of these associates are employed on a part-time basis. Approximately 20 percent of these associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Six CBAs covering approximately 6% of our associates are up for renewal in fiscal year 2025, of which one is currently in the renegotiation process. We expect to renegotiate the remainder before their renewal dates.
Commitments to Purchase Inventory
The Company’s purchase orders are based on near-term needs and are typically fulfilled by vendors within short time horizons. The Company does not have significant agreements for the purchase of inventory specifying minimum quantities or set prices that exceed expected requirements or that cannot be canceled by the Company within 30 to 60 days.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The changes in accumulated balances for each component of other comprehensive income (loss) for fiscal 2023 and fiscal 2022 were as follows:

	Impact of defined benefit pension plan, net of tax	Other, net of tax	Total
	(In thousands)
Balance as of end of fiscal 2021, net of tax	$(30,245)	$885	$(29,360)
Other comprehensive (loss) income, net of tax (1)	(2,430)	378	(2,052)
Balance as of end of fiscal 2022, net of tax	$(32,675)	$1,263	$(31,412)
Other comprehensive income (loss), including tax (2)	32,675	(1,263)	31,412
Balance as of end of fiscal 2023 (3)	$—	$—	$—
(1) For fiscal 2022, included $2.4 million of net other comprehensive loss, net of deferred tax benefit of $0.8 million, related to the defined benefit pension plan for actuarial adjustments and amortization of unrecognized amounts from prior years.
(2) For fiscal 2023, included $32.7 million related to the single-employer defined benefit pension plan, as follows: $(3.1) million net of tax of $1.1 million for actuarial adjustments; $0.9 million net of tax of $(0.3) million for amortization of unrecognized amounts from prior years; and $30.4 million plus tax of $4.5 million for the settlement of the plan and reclassification of these amounts to earnings.
(3) As of the end of fiscal 2023, the Company no longer has any items recorded in accumulated other comprehensive income (loss).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Principal Financial Officer, we performed an evaluation, as of the end of the period covered by this report, of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize, and report, within time periods specified by the SEC’s rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Interim Principal Financial Officer, concluded that the controls and procedures were effective as of December 28, 2024, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the fiscal year ended December 28, 2024, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2024, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 28, 2024.
The effectiveness of our internal control over financial reporting as of December 28, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our consolidated financial statements for the year ended December 28, 2024.
Ernst & Young LLP’s report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BlueLinx Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BlueLinx Holdings Inc.’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BlueLinx Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 18, 2025

ITEM 9B. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the applicable disclosures under the captions entitled “Proposal 1: Election of Directors,” “More Information about the Board of Directors,” “Communications with the Board of Directors,” “Director Compensation for 2024,” “Audit Committee Report,” “Corporate Governance Guidelines and Code of Conduct,” “Prohibitions on Hedging and Pledging” and “Insider Trading Policy” in our Proxy Statement for our 2025 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be filed within 120 days after the end of our 2024 fiscal year. Our Code of Ethics is available on our website, BlueLinxCo.com.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the applicable disclosures under the captions entitled “Compensation Discussion and Analysis,” “Human Capital and Compensation Committee Report,” and “Compensation of Executive Officers” in our Proxy Statement to be filed within 120 days after the end of our 2024 fiscal year.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the vesting of restricted stock units made under our existing equity compensation plan as of December 28, 2024. Our stockholder-approved equity compensation plan now consists of the BlueLinx Holdings Inc. 2021 Long-Term Incentive Plan, which was approved by our shareholders effective May 20, 2021 and authorizes up to 750,000 shares of our common stock to be issued for grants of our common stock and for options to purchase our common stock. At any time, the number of remaining shares available for future grants against the 750,000 share authorization is determined by: subtracting the number of shares associated with grants that have been issued under the 750,000 share authorization, whether vested or unvested; adding the number of shares associated with those grants that have been either subsequently forfeited or cancelled; and adding the number of shares that were repurchased by the Company at vesting to satisfy employee payroll withholding taxes for grants, other than any grants of SARs or stock options, that were issued against the 750,000 share authorization. Additionally, shares available for issuance under the BlueLinx Holdings Inc. 2021 Long-Term Incentive Plan include certain shares associated with grants made under the Company’s prior equity compensation plans, as follows: forfeitures and cancellations of grants that occur after May 20, 2021; and shares repurchased by the Company to satisfy employee payroll withholding taxes for grants, other than any grants of SARS or stock options, that vest after May 20, 2021. As of December 28, 2024, we have no outstanding stock options or warrants.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	345,730	$—	508,060
Equity compensation plans not approved by security holders (3)	n/a	n/a	n/a
Total	345,730	$—	508,060
(1) Includes 210,283 service-based restricted stock units and 135,447 performance-based restricted stock units, assuming the applicable performance targets are met. Upon vesting, each restricted stock unit results in the issuance of one share of the Company’s common stock. The performance-based restricted stock units vest upon the achievement of specified performance goals. An additional 135,447 shares would be issuable under these performance-based awards if the maximum performance goals are met, for a total of 270,894 shares. However, based on performance through December 28, 2024, the Company expects that 45,000 of the outstanding performance-based restricted stock units will vest upon completion of the applicable performance periods.
(2) The weighted-average exercise price does not take into account outstanding restricted stock units, which have no exercise price.
(3) We do not have any non-stockholder approved equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the applicable disclosure under the captions entitled “Certain Relationships and Related Transactions” and “More Information About the Board of Directors” in our Proxy Statement to be filed within 120 days after the end of our 2024 fiscal year.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the applicable disclosure under the caption entitled “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed within 120 days after the end of our 2024 fiscal year.

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

3.3	Third Amended and Restated ByLaws of BlueLinx (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2023)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 20, 2024)
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
10.4
BlueLinx Holdings Inc. 2016 Amended and Restated Long-Term Equity Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2017) ±

10.5
Environmental Indemnity Agreement, dated as of June 9, 2006, by BlueLinx Holdings Inc. in favor of German American Capital Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2006)

10.6
Employment Agreement between BlueLinx Corporation and Shyam K. Reddy, dated May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2017) ±

10.7
Transition Agreement between BlueLinx Corporation and Tricia A. Kinney, dated November 6, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 8, 2024) ±

10.8
BlueLinx Holdings Inc, Amended and Restated Short-Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2017) ±

10.9	BlueLinx Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±
10.10	Form of Executive Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2015) ±

Exhibit Number	Item
10.11
Revised Form of Executive Restrictive Covenant Agreement ± (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 20, 2024)

10.12
Amended and Restated Credit Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.13
First Amendment to Amended and Restated Credit Agreement, dated January 31, 2020, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 6, 2020)

10.14
Amended and Restated Guaranty and Security Agreement, dated April 13, 2018, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018)

10.15
BlueLinx Holdings Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 20, 2021) ±

10.16
Second Amendment to Amended and Restated Credit Agreement, dated August 2, 2021, by and among BlueLinx Holdings Inc., certain subsidiaries of BlueLinx Holdings Inc. as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 3, 2021)

10.17
Form of 2021 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

10.18
BlueLinx Holdings Inc. 2021 Long-Term Equity Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2021) ±

10.19
Form of 2022 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022) ±

10.20
Form of 2022 Performance-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 2, 2022) ±

10.21
Transition Agreement between BlueLinx Corporation and Shyam K. Reddy, dated September 29, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2022) ±

10.22
Stock Purchase Agreement, dated October 3, 2022, by and among BlueLinx Corporation, Vandermeer Forest Products, Inc. and David. J. Staudacher (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 3, 2022)

10.23
Amended Transition Agreement between BlueLinx Corporation and Shyam K. Reddy, dated December 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2022) ±

10.24
Employment Agreement, dated March 21, 2023, between the Company, BlueLinx Corporation and Shyam Reddy (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2023 ±.

10.25
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

10.26
Employment Agreement, dated July 6, 2023, between BlueLinx Holdings Inc. and Andrew Warner (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on October 31, 2023) ±.

10.27
Form of 2023 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 20, 2024)

Exhibit Number	Item
10.28
Form of 2023 Performance-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 20, 2024)

10.29
Form of 2023 Director Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 20, 2024)

10.30
Form of 2024 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 30, 2024)

10.31
Form of 2024 Performance-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 30, 2024)

10.32
Form of 2024 Director Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 30, 2024)

19.1	Insider Trading Policy*
21.1	List of subsidiaries of the Company*
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Shyam Reddy, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Kimberly DeBrock, Interim Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Shyam Reddy, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Kimberly DeBrock, Interim Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1
BlueLinx Holdings Inc. Policy on Recovery of Erroneously Awarded Incentive-Based Compensation, effective as of November 15, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 20, 2024)

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
Date: February 18, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
Name

/s/ Shyam K. Reddy	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2025
Shyam K. Reddy

/s/ Kimberly DeBrock	Vice President, Chief Accounting Officer, and Interim Principal Financial Officer (Principal Financial and Accounting Officer)	February 18, 2025
Kimberly DeBrock

/s/ Kim S. Fennebresque	Chairman	February 18, 2025
Kim S. Fennebresque

/s/ Anuj Dhanda	Director	February 18, 2025
Anuj Dhanda

/s/ Dominic DiNapoli	Director	February 18, 2025
Dominic DiNapoli

/s/ Keith A. Haas	Director	February 18, 2025
Keith A. Haas

/s/ Mitchell B. Lewis	Director	February 18, 2025
Mitchell B. Lewis

/s/ J. David Smith	Director	February 18, 2025
J. David Smith

/s/ Carol B. Yancey	Director	February 18, 2025
Carol B. Yancey

/s/ Marietta Edmunds Zakas	Director	February 18, 2025
Marietta Edmunds Zakas