Form 10-Q
period 2025-03-29
BlueLinx Holdings Inc.
filed 2025-04-29
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2025, there were 8,022,223 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended March 29, 2025

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Fiscal Months Ended
	March 29, 2025	March 30, 2024
Net sales	$709,226	$726,244
Cost of products sold	598,097	598,563
Gross profit	111,129	127,681
Operating expenses (income):
Selling, general, and administrative	94,093	91,250
Depreciation and amortization	9,554	9,433
Amortization of deferred gains on real estate	(984)	(984)
Other, net	(2,258)	314
Total operating expenses	100,405	100,013
Operating income	10,724	27,668
Non-operating expenses:
Interest expense, net	6,580	4,624
Income before provision for income taxes	4,144	23,044
Provision for income taxes	(1,339)	(5,552)
Net income	$2,805	$17,492

Basic earnings per share	$0.33	$2.02
Diluted earnings per share	$0.33	$2.00

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	March 29, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$449,020	$505,622
Receivables, less allowances of $4,842 and $4,344, respectively	275,574	225,837
Inventories, net	399,555	355,909
Other current assets	42,154	46,620
Total current assets	1,166,303	1,133,988
Property and equipment, at cost	462,344	443,628
Accumulated depreciation	(187,124)	(194,072)
Property and equipment, net	275,220	249,556
Operating lease right-of-use assets	45,115	47,221
Goodwill	55,372	55,372
Intangible assets, net	25,927	26,881
Deferred income tax asset, net	51,007	50,578
Other non-current assets	14,526	14,121
Total assets	$1,633,470	$1,577,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$213,111	$170,202
Accrued compensation	13,598	16,706
Finance lease liabilities - current	15,503	12,541
Operating lease liabilities - current	7,863	8,478
Real estate deferred gains - current	3,935	3,935
Other current liabilities	26,564	21,862
Total current liabilities	280,574	233,724
Long-term debt	295,393	295,061
Finance lease liabilities, less current portion	301,252	280,002
Operating lease liabilities, less current portion	38,718	40,114
Real estate deferred gains, less current portion	62,313	63,296
Other non-current liabilities	19,106	19,079
Total liabilities	997,356	931,276
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value, 30,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized, 8,119,735 and 8,294,798 outstanding, respectively	81	83
Additional paid-in capital	110,973	124,103
Retained earnings	525,060	522,255
Total stockholders’ equity	636,114	646,441
Total liabilities and stockholders’ equity	$1,633,470	$1,577,717

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, December 28, 2024	8,295	$83	$124,103	$522,255	$646,441
Net income	—	—	—	2,805	2,805
Vesting of restricted stock units	18	(a)	(a)	—	—
Compensation related to share-based grants	—	—	2,522	—	2,522
Repurchase of shares to satisfy employee tax withholdings	(7)	(a)	(507)	—	(507)
Common stock repurchase and retirement	(186)	(2)	(15,145)	—	(15,147)
Balance, March 29, 2025	8,120	$81	$110,973	$525,060	$636,114

(a) Activity rounds to less than one thousand dollars

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, December 30, 2023	8,650	$87	$165,060	$469,139	$634,286
Net income	—	—	—	17,492	17,492
Vesting of restricted stock units	19	(a)	(a)	—	—
Compensation related to share-based grants	—	—	2,350	—	2,350
Repurchase of shares to satisfy employee tax withholdings	(7)	(a)	(907)	—	(907)
Balance, March 30, 2024	8,662	$87	$166,503	$486,631	$653,221

(a) Activity rounds to less than one thousand dollars

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Fiscal Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$2,805	$17,492
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	9,554	9,433
Amortization of debt discount and issuance costs	332	330
Insurance recoveries in excess of carrying values of property & equipment	(2,443)	—
Provision for deferred income taxes	(429)	(373)
Amortization of deferred gains from real estate	(984)	(984)
Share-based compensation	2,522	2,350
Changes in operating assets and liabilities:
Accounts receivable	(49,737)	(59,834)
Inventories	(43,646)	(27,304)
Accounts payable	41,784	13,784
Other current assets	1,620	(5,557)
Other assets and liabilities	4,714	19,528
Net cash used in operating activities	(33,908)	(31,135)

Cash flows from investing activities:
Disbursements for property and equipment	(5,932)	(5,447)
Proceeds from asset sales and insurance recoveries	2,540	127
Net cash used in investing activities	(3,392)	(5,320)

Cash flows from financing activities:
Common stock repurchases	(15,005)	—
Repurchase of shares to satisfy employee tax withholdings	(28)	(907)
Principal payments on finance lease liabilities	(4,269)	(3,072)
Net cash used in financing activities	(19,302)	(3,979)

Net change in cash and cash equivalents	(56,602)	(40,434)
Cash and cash equivalents at beginning of period	505,622	521,743
Cash and cash equivalents at end of period	$449,020	$481,309

Supplemental cash flow information:
Interest paid during the period	$7,157	$6,796
Net income tax payments (refunds)	$(1,077)	$1,342

Non-cash investing and financing activities:
Property and equipment acquired under finance leases	$28,086	$8,177
Property and equipment investments funded through accounts payable, net	$504	$—
Obligation for repurchase of shares to satisfy employee tax withholdings	$479	$—

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2025
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
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared using generally accepted accounting principles in the United States (“GAAP”) and the interim reporting guidance of the U.S. Securities and Exchange Commission (“SEC”). The Company is composed of a single reportable segment for financial reporting purposes. The Company’s consolidated balance sheet as of December 28, 2024 contained herein was derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “2024 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2025. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s results of operations, financial position, and cash flows for the reporting periods presented.

The Company has condensed or omitted certain notes and other information from the unaudited condensed consolidated financial statements presented in this report. Therefore, these condensed financial statements and accompanying notes should be read in conjunction with the Company’s 2024 Form 10-K. The results for the three fiscal months ended March 29, 2025 are not necessarily indicative of results that may be expected for the full fiscal year ending January 3, 2026, or any other interim period. For the fiscal reporting periods included in the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company did not have any items of other comprehensive income (loss), nor did the Company have any accumulated other comprehensive income (loss).

The Company operates on a 5-4-4 fiscal calendar and its fiscal year ends on the Saturday closest to December 31st of each year and may comprise 53 weeks in certain years. Fiscal 2025 contains 53 weeks and will end on January 3, 2026. Fiscal 2024 contained 52 weeks and ended on December 28, 2024.

During first quarter of fiscal 2025, the Company settled certain of the initial insurance claims related to property damaged or destroyed at its Erwin, Tennessee owned facility in late third quarter 2024 due to Hurricane Helene. The Company received insurance proceeds that exceeded the carrying values of the damaged or destroyed assets by $2.4 million, and this amount is included in Other, net on the Company’s unaudited condensed consolidated statement of operations for the first quarter of fiscal 2025.
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

Significant Accounting Policies

The Company has made no material changes to its significant accounting policies described in the notes to its consolidated financial statement included in its 2024 Form 10-K. The Company did not adopt any new accounting standards during the three fiscal months ended March 29, 2025.

Recent Accounting Pronouncements - Not Yet Adopted

Income Tax Disclosure Improvement. On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The ASU’s disclosure requirements apply to all entities subject to Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). The overall objective of these disclosure requirements is for an entity, particularly an entity operating in multiple jurisdictions, to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective income tax rate and the statutory income tax rate. ASU 2023-09 will be effective for the Company for the fiscal 2025 annual reporting period. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-09.

Costs and Expenses Disclosures. On November 4, 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which establishes new disaggregation disclosure requirements for certain costs and expenses in the notes to the consolidated financial statements. Under the new guidance, an entity must provide details of the components of its expense captions from continuing operations presented on the face of the statement of operations as well as a qualitative description of the amounts remaining that are not separately disaggregated quantitatively. Relevant disclosure categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. An entity must also disclose the total amount of selling expenses, and in annual reports, its definition thereof. The disclosure of these costs and expenses will be required in addition to and irrespective of their inclusion in other disclosures. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. ASU 2024-03 will be effective for the Company for the fiscal 2027 annual reporting period and for interim periods beginning in fiscal 2028. Since this new ASU addresses only disclosures, the Company does not expect its adoption to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating the new disclosures that will be required upon adoption of ASU 2024-03.
2. Inventory
The Company’s inventories consist almost entirely of finished goods inventory, with a very limited amount of work-in-process inventory. The cost of all inventories is determined by the moving average cost method. The Company includes all material charges directly incurred in bringing inventory to its existing condition and location, including the cost of inbound freight, volume incentives, inventory adjustments, tariffs, duties and other import fees. The Company evaluates its inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at the lower-of-cost-or-net-realizable-value (“LCNRV”), which also considers items that may be considered damaged, excess, and obsolete inventory. As of March 29, 2025 and December 28, 2024, the carrying values of the Company’s inventory reported on its consolidated balance sheets did not reflect any adjustments for LCNRV matters.

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

During the three fiscal months ended March 29, 2025 and March 30, 2024, the Company recognized refunds of $2.4 million and $16.9 million, respectively, plus interest of $0.5 million and $2.0 million, respectively, related to retroactive adjustments associated with certain antidumping duties for imported wood moulding and millwork products. The antidumping duty cash deposits were originally paid and accounted for by the Company in prior reporting periods at the then-current rates. Impacted inventories have since been sold. These adjustment amounts are reflected in Cost of products sold and Interest expense, net, respectively, on the Company’s unaudited condensed consolidated statements of operations for the three fiscal months ended March 29, 2025 and March 30, 2024. See Note 8, Commitments and Contingencies, for disclosure concerning another matter related to import duties.
3. Goodwill and Intangible Assets, net
During the fiscal quarter ended March 29, 2025, the only change to the carrying values of the Company’s Goodwill and Intangible assets, net, was the scheduled amortization of intangible assets, all of which have definite lives. Amortization expense for intangible assets was $1.0 million and $1.0 million for the three -month fiscal quarter ended March 29, 2025 and March 30, 2024, respectively.
Goodwill is not subject to amortization but must be tested for impairment at least annually, or more frequently if circumstances indicate an impairment may have occurred. The Company consists of one reporting unit, and any impairment assessment requires the Company to determine if the fair value of the reporting unit’s goodwill is less than its carrying amount. The Company tests goodwill for impairment during the fourth quarter of each fiscal year. In addition, the Company will evaluate the carrying value for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.
There were no goodwill impairment charges recorded in the three fiscal months ended March 29, 2025 or March 30, 2024, and there were no accumulated goodwill impairment amounts as of March 29, 2025 or December 28, 2024. Non-cash provisions for the impairment of goodwill and/or other intangible assets could arise in future reporting periods due to sustained and significant changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic and industry conditions, the loss of key customers, a sustained decrease in the Company’s share price, or other unanticipated events.
4. Revenue Recognition
The following table presents the Company’s revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Fiscal Months Ended
Product type	March 29, 2025	March 30, 2024
	(In thousands)
Specialty products	$479,387	$503,834
Structural products	229,839	222,410
Total net sales	$709,226	$726,244

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

	Three Fiscal Months Ended
Sales channel	March 29, 2025	March 30, 2024
	(In thousands)
Warehouse and reload	$581,793	$591,768
Direct	142,492	149,750
Customer discounts and rebates	(15,059)	(15,274)
Total net sales	$709,226	$726,244

The Company generally expenses sales commissions when incurred because the amortization period would typically be one year or less. These costs are recorded within SG&A expense.

The Company has made an accounting policy election to treat outbound shipping and handling activities as an SG&A expense. Shipping and handling costs include amounts related to the administration of the Company’s logistical infrastructure, handling of material in its warehouses, and amounts pertaining to the delivery of products to customers, such as fuel and maintenance costs for mobile fleet, wages for drivers, and third-party freight charges. These expenses were $39.4 million and $38.2 million, respectively, for the fiscal quarters ended March 29, 2025 and March 30, 2024.

Performance obligations in contracts with customers generally consist solely of delivery of goods.

5. Debt and Finance Lease Obligations

As of March 29, 2025 and December 28, 2024, debt and finance lease obligations consisted of the following:

	As of
	March 29, 2025	December 28, 2024
	(In thousands)
Senior Secured Notes (“2029 Notes”) (1)	$300,000	$300,000
Revolving Credit Facility (2)	—	—
Unamortized debt issuance costs	(2,233)	(2,437)
Unamortized bond discount costs	(2,374)	(2,502)
	295,393	295,061
Finance lease obligations (3)	316,755	292,543
Less: current portion of finance lease obligations	15,503	12,541
Total debt and finance leases, net of current portions	596,645	575,063

(1) As of March 29, 2025 and December 28, 2024, long-term debt was comprised of $300 million of Senior Secured Notes (“2029 Notes”) issued in October 2021. These notes are presented under the Long-term debt caption of the Company’s unaudited condensed consolidated balance sheets at $295.4 million and $295.1 million as of March 29, 2025 and December 28, 2024, respectively. This balance sheet presentation is net of unamortized discount of $2.4 million and $2.5 million, respectively, and unamortized debt issuance costs of $2.2 million and $2.4 million, respectively, as of March 29, 2025 and December 28, 2024. The Senior Secured Notes are presented in this table at their face value.

(2) Available borrowing capacity under the Revolving Credit Facility was $346.2 million as of March 29, 2025 and December 28, 2024. The available borrowing capacity reflects undrawn letters of credit.

(3) Refer to Note 7, Leases, for interest rates associated with finance lease obligations. Amounts on this line include $125.1 million and $125.1 million as of March 29, 2025 and December 28, 2024, respectively, for sale-leasebacks of real estate in fiscal 2019 and fiscal 2020 that did not qualify for sale treatment for accounting purposes.

Interest expense, net on the Company’s unaudited condensed consolidated statements of operations consisted of the following components:

	Three Fiscal Months Ended
	March 29, 2025	March 30, 2024
	(In thousands)
Interest expense	$12,053	$13,109
Less: Interest income	5,473	8,485
Interest expense, net	$6,580	$4,624

Interest expense for the reporting periods presented in the above table primarily reflects interest expense for the 2029 Notes, interest expense on finance lease obligations, certain ongoing fees for the Revolving Credit Facility that are classified as interest expense, amortization of debt issuance costs for the 2029 Notes and Revolving Credit Facility, and amortization of original-issue bond discount on the 2029 Notes. Total amortization of debt issuance costs and bond discount costs was $0.3 million and $0.3 million for the three fiscal months ended March 29, 2025 and March 30, 2024, respectively. Interest expense for the three fiscal months ended March 30, 2024 also included $1.6 million for estimated interest expense related to import duties that the Company believes it may owe (see Note 8, Commitments and Contingencies).

Interest income for the reporting periods presented in the above table primarily reflects interest earned on the Company’s cash and cash equivalents. Interest income for the three fiscal months ended March 29, 2025 and March 30, 2024 also included $0.5 million and $2.0 million, respectively, on refunds received from U.S. Customs for anti-dumping import duties (see Note 2, Inventory).

2029 Notes

Interest expense, excluding amortization of debt issuance costs and bond discount, for the 2029 Notes totaled $4.5 million and $4.5 million for the three fiscal months ended March 29, 2025 and March 30, 2024, respectively. The 2029 Notes pay interest at a fixed annual rate of 6.0% through maturity.

Revolving Credit Facility

As of March 29, 2025 and December 28, 2024, the Company had zero outstanding borrowings under the Revolving Credit Facility. Available borrowing capacity, reduced for undrawn letters of credit, under the Revolving Credit Facility was $346.2 million as of March 29, 2025 and December 28, 2024. Excess availability, which includes availability under the Revolving Credit Facility plus cash and cash equivalents in qualified deposit accounts, was $795.2 million and $851.8 million as of March 29, 2025 and December 28, 2024, respectively.

Debt Covenants

The Revolving Credit Facility and the 2029 Notes contain various covenants and restrictions, including customary financial covenants. The Company was in compliance with all such covenants as of March 29, 2025 and December 28, 2024. The Company’s right to make draws on the Revolving Credit Facility may be conditioned upon, among other things, compliance with these covenants. These covenants also limit the Company’s ability to, among other things: incur additional debt; grant liens on assets; make investments; repurchase stock; pay dividends and make distributions; sell or acquire assets, including certain real estate assets, outside the ordinary course of business; engage in transactions with affiliates; and make fundamental business changes.

Finance Lease Obligations

The Company’s finance lease liabilities consist of leases related to equipment, vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on the Company’s finance lease obligations, refer to Note 7, Leases.
6. Share-Based Compensation
During the three fiscal months ended March 29, 2025 and March 30, 2024, the Company incurred stock compensation expense of $2.5 million and $2.4 million, respectively.

During the three fiscal months ended March 29, 2025, the Company issued new grants of 46,662 restricted stock units (“RSUs”) with a total grant-date fair value of $4.3 million. These new RSU grants are scheduled to vest in either one year or three years, depending on the terms of each grant. Each RSU grant will potentially result in the future issuance of one share of the Company’s common stock if the vesting conditions are satisfied.

Under the 2021 BlueLinx Holdings, Inc. 2021 Long-Term Incentive Plan as of March 29, 2025, a net of 496,567 shares of the Company’s common stock remain available for future issuances of equity-based compensation awards.

7. Leases
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
The Company’s finance lease liabilities consist of leases related to equipment and vehicles, and real estate. A majority of the Company’s finance leases relate to real estate. During fiscal 2017 and fiscal 2018, the Company entered into real estate financing transactions on certain of its warehouse facilities. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, the Company entered into long-term leases on the properties having renewal options. The Company accounted for these transactions in accordance with the ASC 840, Leases, which was the lease accounting standard in effect for the Company at the inception of these arrangements. The Company recorded these transactions as finance lease liabilities on its consolidated balance sheet. Gains on these sale-leaseback transactions were deferred and are being recognized into the Company’s earnings. As of March 29, 2025 and December 28, 2024, the remaining unrecognized deferred gains related to these transactions were $66.2 million and $67.2 million, respectively, and these deferred gains are being recognized in earning on a straight-line basis. During the three fiscal months ended March 29, 2025 and March 30, 2024, the Company recognized $1.0 million and $1.0 million, respectively, of these deferred gains in each fiscal quarter.
The following table presents the assets and liabilities related to the Company’s leases as of March 29, 2025 and December 28, 2024:

		As of
Lease Assets and Liabilities		March 29, 2025	December 28, 2024
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$45,115	$47,221
Finance lease right-of-use assets (1)	Property and equipment, net	160,738	134,319
Total lease right-of-use assets		$205,853	$181,540

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities - current	$7,863	$8,478
Finance lease liabilities	Finance lease liabilities - current	15,503	12,541
Non-current portion:
Operating lease liabilities	Operating lease liabilities - noncurrent	38,718	40,114
Finance lease liabilities	Finance lease liabilities - noncurrent	301,252	280,002
Total lease liabilities		$363,336	$341,135
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $103.7 million and $112.3 million as of March 29, 2025 and December 28, 2024, respectively.

The components of lease expense were as follows:

	Three Fiscal Months Ended
Components of lease expense	March 29, 2025	March 30, 2024
	(In thousands)
Operating lease expense:
Operating lease expense before sublease income	$3,040	$2,446
Sublease income	(928)	(861)
Operating lease expense	$2,112	$1,585

Finance lease expense:
Amortization of right-of-use assets	$4,624	$4,736
Interest on lease liabilities	6,873	6,291
Total finance lease expense	$11,497	$11,027

Supplemental cash flow information related to leases is as follows:

	Three Fiscal Months Ended
	March 29, 2025	March 30, 2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows, operating leases	$2,933	$2,509
Operating cash flows, finance leases	$6,873	$6,291
Financing cash flows, finance leases	$4,269	$3,072

Non-cash supplemental cash flow information related to leases is as follows:

	Three Fiscal Months Ended
Non-cash information	March 29, 2025	March 30, 2024
	(In thousands)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Finance leases	$28,086	$8,177
Supplemental balance sheet information related to leases is as follows:

	As of
Balance Sheet Information	March 29, 2025	December 28, 2024
	($ in thousands)
Finance leases
Property and equipment	$264,389	$246,635
Accumulated depreciation	(103,651)	(112,316)
Property and equipment, net	$160,738	$134,319
Weighted Average Remaining Lease Term (in years)
Operating leases	8.32	8.34
Finance leases	16.65	17.68
Weighted Average Discount Rate
Operating leases	8.19%	8.15%
Finance leases	8.74%	8.88%
The major categories of the Company’s obligations under finance leases as of March 29, 2025 and December 28, 2024 were as follows:

	As of
	March 29, 2025	December 28, 2024
Category:	(In thousands)
Equipment and vehicles	$74,365	$49,785
Real estate(1)	242,390	242,758
Total finance leases	$316,755	$292,543
(1)Amounts include $125.1 million and $125.1 million as of March 29, 2025 and December 28, 2024, respectively, for sale-leasebacks of real estate in fiscal 2019 and fiscal 2020 that did not qualify for sale treatment for accounting purposes.

Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of March 29, 2025. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the unaudited condensed consolidated balance sheet, including options to extend lease terms that are reasonably certain of being exercised.

Fiscal Year:	Operating Leases	Finance Leases
	(In thousands)
2025 (remainder of fiscal year)	$8,442	$31,907
2026	8,709	46,012
2027	7,781	40,423
2028	7,493	40,638
2029	6,522	37,388
Thereafter	26,764	482,669
Total lease payments	$65,711	$679,037
Less: imputed interest	(19,130)	(362,282)
Total	$46,581	$316,755

8. Commitments and Contingencies
Regulatory Matters
Government and regulatory agencies may have the ability to conduct routine audits and periodic examinations of, and administrative proceedings regarding, the Company’s business operations. As previously disclosed, U.S. Customs gathered initial information from the Company under routine audit procedures, and the information indicated that the Company potentially underpaid duties in prior periods arising from certain classification discrepancies for products imported into the United States as separately entered shipments. In working with U.S. Customs, the Company has exercised reasonable care to address this matter in an equitable and expeditious manner through the filing of a prior disclosure submission with U.S. Customs. As of March 29, 2025, the Company estimates that it will be required to pay approximately $8.0 million, excluding any interest. This amount is reflected in Other current liabilities on the Company’s unaudited condensed consolidated balance sheet as of March 29, 2025. On the Company’s unaudited condensed consolidated statements of operations, expense of $10.4 million, excluding interest, was recognized for this matter in the three fiscal months ended March 30, 2024, respectively, within Cost of products sold. See Note 2, Inventory, for disclosure concerning another matter related to import duties.
In addition, U.S. Customs has issued proposed notices of action to the Company, asking for confirmation that certain plywood products the Company imported into the United States originated from Vietnam and Indonesia, respectively, as opposed to China. The Company is in the process of providing responses to U.S. Customs and believes that the information it has provided, and will be providing, support the declared origins of the plywood. But, if the government disagrees and determines the plywood originated from China, the Company believes it is reasonably possible that it could be responsible for additional duties on the entries identified by U.S. Customs that could range from zero to $22 million.

Environmental Matters
From time to time, the Company may be involved in proceedings involving various environmental and pollution control laws and regulations in the jurisdictions in which it operates. When the Company believes it has material financial exposure to these matters, it estimates and recognizes adequate liabilities and, if applicable, also timely records any expected recoveries from insurance coverages or subrogation in accordance with GAAP. Such liabilities, when recorded, may or may not be discounted, as required or permitted by GAAP. Based on presently available information, the Company had no material obligations for environmental matters as of March 29, 2025 or December 28, 2024.

Collective Bargaining Agreements
As of March 29, 2025, approximately 19.7% of the Company’s employees were represented by various local labor unions with terms and conditions of employment governed by collective bargaining agreements (“CBAs”). Five CBAs covering approximately 5.0% of the Company’s employees are up for renewal during the remainder of fiscal 2025, of which one is currently under negotiations and the other four are expected to be renegotiated before their renewal dates.

9. Income Taxes

Effective Income Tax Rate

The Company’s effective income tax rates for the three fiscal months ended March 29, 2025 and March 30, 2024 were 32.3% and 24.1%, respectively.

The Company’s effective income tax rates for the three fiscal months ended March 29, 2025 and March 30, 2024 were impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation for the quarterly periods, as well as adjustments to deferred income tax assets related to stock-based compensation. The Company’s effective income tax rates for the three fiscal months ended March 30, 2024 was also impacted by an adjustment to deferred income tax assets related to the partial release of a state income tax valuation allowance.

For fiscal 2025, the Company currently estimates that its annual effective income tax rate will be approximately 27%.

For additional information about the Company’s income taxes, see Note 7, Income Taxes, to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

10. Earnings Per Share and Stockholders' Equity
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

The reconciliations of basic net income and diluted earnings per common share for the three fiscal months ended March 29, 2025 and March 30, 2024 are as follows:

	Three Fiscal Months Ended
	March 29, 2025	March 30, 2024
Net income (in thousands)	$2,805	$17,492

Weighted-average shares outstanding - Basic	8,256,551	8,653,290
Dilutive effect of share-based awards	71,903	88,263
Weighted-average shares outstanding - Diluted	8,328,454	8,741,553

Basic earnings per share	$0.33	$2.02
Diluted earnings per share	$0.33	$2.00
For the fiscal quarters ended March 29, 2025 and March 30, 2024, weighted-average unvested time-based restricted stock units (“RSUs”) totaling 24,089 and 486, respectively, were not included in the dilutive effect of share-based awards for the respective periods because their effects were antidilutive. The unvested time-based RSUs were antidilutive based on their remaining unearned compensation amounts and the Company’s average stock price during the respective period. Additionally, as of March 29, 2025 and March 30, 2024, a total of 127,174 and 113,208, respectively, of unvested performance-based RSUs were outstanding but not included in the computation of diluted earnings per share. The unvested performance-based RSUs were excluded because their performance metrics had not been achieved as of the end of the respective reporting period and thus they were not tested for dilution under the treasury stock method. Each RSU is composed of one unvested share of the Company’s common stock and any outstanding RSUs dilutive effect could change in future reporting periods.
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

During the three fiscal months ended March 29, 2025, the Company repurchased 186,048 shares of its common stock at a weighted-average average price of $80.65 including broker commissions but excluding federal excise tax on the repurchases, for a total of $15.0 million. These amounts are based on trade date activity, while the amounts reported on the Company’s consolidated statements of cash flows for share repurchases are based on settlement date activity. As of March 29, 2025, there remained $31.5 million repurchase capacity under the authorization approved October 31, 2023.

Between March 29, 2025 and April 25, 2025, the Company purchased an additional 142,500 shares of its common stock for $10.3 million at a weighted-average share price of $72.18 per share, including broker commissions but excluding federal excise tax due on the repurchases.

11. Fair Value

As of March 29, 2025 and December 28, 2024, the Company had no assets or liabilities for which the carrying value is remeasured to fair value at the end of each reporting period. The Company has not elected the fair value reporting option for any of its financial instruments.

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

Debt

The estimated fair value of the Company’s 2029 Notes was determined based on Level 2 input using observable market prices in less active markets, as presented below:

	As of
	March 29, 2025		December 28, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
2029 Notes	$295,393	$282,764	$295,061	$293,597
(1) The $300 million obligation for the 2029 Notes is presented on the Company’s consolidated balance sheets net of unamortized debt issuance costs and discount. See Note 5, Debt and Finance Lease Obligations.
There were no borrowings outstanding under the Company’s Revolving Credit Facility during the three fiscal months ended March 29, 2025 or during fiscal year 2024.

12. Segment Reporting

The Company has one reportable segment: building products. The segment sells building products that are grouped into two primary categories: specialty products and structural products. The Company’s CODM is its chief executive officer (CEO). The Company derives substantially all of its revenues from the United States and all of the Company’s assets are located in the United States. The measure of segment assets is reported on the Company’s balance sheet as total consolidated assets. The segment’s accounting policies are the same as the accounting policies for the Company, as described in Note 1, Summary of Significant Accounting Policies, in Part II, Item 8 of the Company’s most recent Annual Report on Form 10-K.

The CODM’s method under GAAP that is used to assess performance and allocate resources is based on Net income as reported on the Company’s consolidated statement of operations. The following table presents information about Net income and significant expenses that are regularly reviewed by the Company’s CODM:

	Three Fiscal Months Ended
	March 29, 2025	March 30, 2024
	(In thousands)
Net sales	$709,226	$726,244

Expenses:
Cost of specialty products sold	389,609	399,785
Cost of structural products sold	208,488	198,778
SG&A - delivery and logistics	39,438	38,156
SG&A - sales	17,757	17,428
SG&A - all other	36,898	35,666
Depreciation of property and equipment	8,601	8,408
Amortization of definite-lived intangible assets	953	1,025
Amortization of deferred gains on real estate	(984)	(984)
Interest expense	12,053	13,109
Interest income	(5,473)	(8,485)
Other, net	(2,258)	314
Provision for income taxes	1,339	5,552
Total segment expenses	706,421	708,752

Segment net income	2,805	17,492

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income	$2,805	$17,492

During the first quarter of fiscal 2025, the Company settled certain of the initial insurance claims related to property and equipment that was damaged or destroyed at its Erwin, Tennessee owned facility in late third quarter of fiscal 2024 by Hurricane Helene. The Company received insurance proceeds that exceeded the carrying values of the damaged or destroyed assets by $2.4 million and this amount is included in Other, net on the Company’s unaudited condensed consolidated statement of operations for the first quarter of fiscal 2025.

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

These risks and uncertainties also include those discussed under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q, under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2024, those discussed elsewhere in this Form 10-Q, and in future reports that we file with the SEC.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information included in this Form 10-Q and in our Annual Report on Form 10-K for fiscal year 2024.

In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information due to the factors discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q, under Part I, Item 1A “Risk Factors” in our Form 10-K for fiscal 2024, and under “Cautionary Statement Concerning Forward-Looking Statements” in Item 2 of this Form 10-Q.

Our Strategy

We remain committed to driving a culture of profitable growth within new and existing product lines and geographies, while positioning the Company for long-term value creation. The following initiatives represent key areas of our management team’s focus:

1.Grow our higher-margin specialty product categories. We continue to pursue a revenue mix weighted toward higher-margin, specialty product categories such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products. Additionally, we are expanding our value-added service offerings designed to simplify complex customer sourcing requirements.
2.Increase share gain in local and national markets. We continue to pursue multi-family project growth, expand our product lines with key national accounts, expand branded product lines into new geographic markets, and launch new product lines. With our expanded product categories, and our strategic vendor relationships, we seek to be an extension of our customers’ business in a scalable way.

3.Foster a performance-driven culture committed to business excellence and profitable growth to be the provider of choice for both suppliers and customers. We seek to improve the customer experience through enhanced tools, value-added services, and technology enablement, accelerating organic growth within specific product and solutions offerings where we are uniquely advantaged, increase our performance by leveraging our scale and national footprint together with pricing, operational and procurement capabilities, and deploy capital to drive sustained margin expansion, grow cash flow and maintain continued profitable growth.

4.Maintain a disciplined capital structure and pursue strategic investments that increase the value of the Company. We continue to strategically target acquisition opportunities that grow our higher-margin specialty products business, expand our geographic reach, or complement our existing capabilities. We also continue to evaluate and identify additional markets that are potential opportunities for new market development. We further seek to maintain a disciplined capital structure while at the same time investing in our business to modernize our distribution facilities, as well as our tractor and trailer fleet, and to improve operational performance. During the three fiscal months ended March 29, 2025, we engaged in the following transactions:

•Used cash of $5.9 million and entered into $28.1 million of finance leases to enhance our facilities and fleet.
•Returned capital of $15.0 million to our shareholders by using cash to purchase 186,048 shares of our common stock at an average price of $80.62, excluding broker commissions and excise tax.

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

Factors That Affect Our Operating Results and Trends

Our results of operations and financial performance are influenced by a variety of factors, including the following: adverse housing market conditions; consolidation among competitors, suppliers, and customers; escalating changes in retaliatory trade policies of the United States and other countries; our dependence on international suppliers and manufacturers for certain products and related exposure to risks of new or increased tariffs and other risks that could affect our financial condition; pricing and product cost variability; disintermediation risk; volumes of product sold; competition; the cyclical nature of the industry in which we operate; loss of products or key suppliers and manufacturers; information technology security risks and business interruption risks; effective inventory management relative to our sales volume or the prices of the products we produce; the ability to attract, train, and retain highly qualified associates and other key personnel while controlling related labor costs; potential acquisitions and the integration and completion of such acquisitions; business disruptions; exposure to product liability and other claims and legal proceedings related to our business and the products we distribute; natural disasters, catastrophes, fire, wars or other unexpected events; the impacts of climate change; successful implementation of our strategy; wage increases or work stoppages by our union employees; costs imposed by federal, state, local, and other regulations; compliance costs associated with federal, state, and local environmental protection laws; the effects of epidemics, global pandemics or other widespread public health crises and governmental rules and regulations; fluctuations in our operating results; our level of indebtedness and our ability to incur additional debt to fund future needs; the covenants of the instruments governing our indebtedness limiting the discretion of our management in operating the business; the potential to incur more debt; the fact that we have consummated certain sale leaseback transactions with resulting long-term non-cancelable leases, many of which are or will be finance leases; the fact that we lease many of our distribution centers, and we would still be obligated under these leases even if we close a leased distribution center; inability to raise funds necessary to finance a required repurchase of our senior secured notes; a lowering or withdrawal of debt ratings; changes in our product mix; increases in fuel and other energy prices or availability of third-part freight providers; changes in insurance-related deductible/retention liabilities based on actual loss development experience; the possibility that the value of our deferred tax assets could become impaired; changes in our expected annual effective tax rate could be volatile; the costs and liabilities related to our participation in multi-employer pension plans could increase; the risk that our cash flows and capital resources may be insufficient to service our existing or future indebtedness; interest rate risk, which could cause our debt service obligations to increase; and changes in, or interpretation of, accounting principles. These factors, and the related trends and uncertainties, have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.

For more information on the risk factors impacting our business, refer to Part II, Item 1A, Risk Factors, in this Form 10-Q and to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year 2024.

Results of Operations
Our results of operations for the three fiscal months ended March 29, 2025 (“first quarter of fiscal 2025”) and for the three fiscal months ended March 30, 2024 (“first quarter of fiscal 2024”) were as follows:

	Three Fiscal Months Ended March 29, 2025	% of Net Sales	Three Fiscal Months Ended March 30, 2024	% of Net Sales
	($ amounts in thousands)
Net sales	$709,226		$726,244

Gross profit	111,129	15.7%	127,681	17.6%
Less:
Selling, general, and administrative	94,093	13.3%	91,250	12.6%
Depreciation and amortization	9,554	1.3%	9,433	1.3%
Amortization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Other, net	(2,258)	(0.3)%	314	—%
Operating income	10,724	1.5%	27,668	3.8%
Interest expense, net	6,580	0.9%	4,624	0.6%
Income before provision for income taxes	4,144	0.6%	23,044	3.2%
Provision for income taxes	1,339	0.2%	5,552	0.8%
Net income	$2,805	0.4%	$17,492	2.4%

The following table sets forth net sales by product category and percentage of total net sales by product category:

	Three Fiscal Months Ended
	March 29, 2025		March 30, 2024
Net sales by product category	($ amounts in thousands)
Specialty products	$479,387	68%	$503,834	69%
Structural products	229,839	32%	222,410	31%
Total net sales	$709,226	100%	$726,244	100%

The following table sets forth gross profit and gross margin percentages by product category:

	Three Fiscal Months Ended
	March 29, 2025	March 30, 2024
Gross profit by product category:	($ amounts in thousands)
Specialty products	$89,778	$104,049
Structural products	21,351	23,632
Total gross profit	$111,129	$127,681

Gross margin % by product category:
Specialty products	18.7%	20.7%
Structural products	9.3%	10.6%
Company gross margin %	15.7%	17.6%

First Quarter of Fiscal 2025 Compared to First Quarter of Fiscal 2024

For the first quarter of fiscal 2025, the Company’s consolidated net sales were $709.2 million, a decrease of $17.0 million, or 2.3%, compared to the first quarter of fiscal 2024.
•The decrease in net sales in the current fiscal quarter was attributable to overall lower volume and pricing for specialty products, partially offset by overall higher volume and pricing for structural products.
•In both quarterly periods, we believe that inclement weather in certain regions of the U.S. negatively impacted volumes.
•Compared to the first quarter of 2024, average commodity prices in U.S. markets during the first quarter of 2025 for lumber were up 13% and down 13% for panels.

The Company’s gross profit for the first quarter of fiscal 2025 decreased by $16.6 million to $111.1 million from $127.7 million in the prior year quarter.
•This decrease in gross profit in the current fiscal quarter was attributable to both specialty and structural products.
•Gross margin percentage for the Company decreased from 17.6% to 15.7% in the current fiscal quarter, also attributable to both structural products and specialty products.
•The Company’s gross profit and gross margin percentage in the first quarter of fiscal 2025 and the first quarter of fiscal 2024 benefited from gross refunds of $2.4 million and $16.9 million (excluding interest), respectively, for changes in retroactive rates for anti-dumping duties (see Note 2, Inventory, to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Additionally, our gross profit in the first quarter of fiscal 2024 was negatively impacted by $10.4 million (excluding interest) of expense for classification adjustments related to certain goods imported by the Company (see Note 8, Commitments and Contingencies, to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Excluding these items, which are reflected in Costs of products sold on our unaudited condensed consolidated statements of operations, our gross profit for the first quarter of fiscal 2025 and first quarter of fiscal 2024 would have been $108.7 million and $121.2 million, respectively, and gross margin percentage would have been 15.3% and 16.7%, respectively.

Net sales of specialty products, which include products such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, decreased by $24.4 million, or 4.9%, to $479.4 million in the first quarter of fiscal 2025.
•This decrease in net sales for specialty products in the current fiscal quarter was due to price deflation driven by external market conditions, as well as lower volumes for most categories of specialty products.
•Specialty products gross profit decreased by $14.3 million to $89.8 million in the current fiscal quarter due to the decrease in sales as well as margin compression.
•Specialty products gross margin percentage decreased by 200 basis points to 18.7% compared to 20.7% in the first quarter of fiscal 2024 due to overall decreases in volume and pricing.
•The adjustments related to duty and import matters discussed above at the Company level are all reflected in the operating results for specialty products. First quarter fiscal 2025 results for specialty products include a net benefit of $2.4 million (excluding interest) for refunds due to changes in retroactive rates for anti-dumping duties. The first quarter of fiscal 2024 included a net benefit of $6.5 million (excluding interest), composed of a $16.9 million benefit for refunds due to changes in retroactive rates for anti-dumping duties, partially offset by expenses of $10.4 million for classification adjustments related to certain goods imported by the Company. Excluding these net benefits for both quarterly fiscal periods, specialty products gross margin percentage for first quarter of fiscal 2025 and first quarter of fiscal 2024 would have been 18.2% and 19.4%, respectively, a decrease of 120 basis points.

Net sales of structural products, which includes products such as lumber, panels (including plywood and oriented strand board), rebar, and remesh, increased by $7.4 million, or 3.3%, to $229.8 million in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.
•This increase in net sales for structural products in the current fiscal quarter was due to overall increases in lumber pricing, and increased lumber and panel volumes, partially offset by price declines in panels.
•Structural products gross profit decreased by $2.3 million to $21.4 million from $23.6 million in the prior year fiscal quarter. Increased pricing in the current fiscal quarter, was offset by higher Costs of product sold in the current fiscal quarter.
•Structural products gross margin percentage for the first quarter of fiscal 2025 was 9.3% compared to 10.6% in the prior-year fiscal quarter. Costs of products sold increased more than the increase in net sales in the current fiscal quarter.

Our selling, general, and administrative (“SG&A”) expenses increased by $2.8 million, or 3.1%, compared to the first quarter of fiscal 2024. This overall increase was due primarily to continuing technology initiatives associated with our digital transformation and also to higher logistics costs.

Depreciation and amortization expense increased 1.3% compared to the first quarter of fiscal 2024 due to a higher base of depreciable assets in the first quarter of fiscal 2025, resulting from our continued focus on strategic capital investment.

Interest expense, net, which includes gross interest expense less interest income, was $6.6 million and $4.6 million in the first quarter of fiscal 2025 and first quarter of fiscal 2024, respectively, resulting in an increase in net interest expense of $2.0 million, or 42.3% in the current fiscal quarter.
•Gross interest expense was $12.1 million and $13.1 million in the first quarter of fiscal 2025 and first quarter of fiscal 2024, respectively. Gross interest expense in the first quarter of fiscal 2024 included $1.6 million of accrued interest expense related to the potential underpayment of duties arising from certain classification discrepancies for products imported into the United States as separately entered shipments (see Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Excluding this $1.6 million of interest expense, gross interest expense in the first quarter of fiscal 2024 would have been $11.5 million compared to $12.1 million in the first quarter of fiscal 2025, an increase in the current fiscal quarter of $0.5 million, or 4.7%, compared to the first quarter of fiscal 2024. This $0.5 million increase in the current fiscal quarter was due to additional net finance leases added subsequent to the first quarter of fiscal 2024.
•Interest income was $5.5 million and $8.5 million in the first quarter of fiscal 2025 and first quarter of fiscal 2024, respectively. Interest income in the first quarter of fiscal 2025 and first quarter of fiscal 2024 included $0.5 million and $2.0 million, respectively, related to refunds received due to changes in retroactive rates for anti-dumping duties (see Note 2, Inventory, to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Excluding these amounts, interest income for the first quarter of fiscal 2025 and first quarter of fiscal 2024 would have been $5.0 million and $6.5 million, respectively, a decrease of $1.5 million in the current fiscal quarter. This $1.5 million decrease in the current fiscal quarter was due to lower average balances for interest-bearing deposits of cash/cash equivalents and due to lower interest rate paid on those deposits in the current fiscal quarter.

During the first quarter of fiscal 2025, we settled certain of the initial insurance claims related to property and equipment that was damaged or destroyed at our Erwin, Tennessee owned facility in late third quarter of fiscal 2024 due to Hurricane Helene. We received insurance proceeds that exceeded the carrying values of the damaged or destroyed assets by $2.4 million and this amount is included in Other, net on our unaudited condensed consolidated statement of operations for the first quarter of fiscal 2025.

Our effective income tax rates were 32.3% and 24.1% for the first quarters of fiscal 2025 and fiscal 2024, respectively. Our effective income tax rates for the first quarters of fiscal 2025 and 2024 were impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation for the quarterly periods, as well as adjustments to deferred income tax assets related to stock-based compensation. Our effective income tax rate for the first quarter of fiscal 2024 was also impacted by an adjustment to deferred income tax assets related to the partial release of a state income tax valuation allowance. For fiscal 2025, we currently estimate our annual effective income tax rate will be approximately 27%.

Our net income for the first quarter of fiscal 2025 was $2.8 million, or $0.33 per diluted share, versus $17.5 million, or $2.00 per diluted share, in the prior-year fiscal quarter. Decreases in our net income and earnings per diluted share were due primarily to the factors discussed above.

Liquidity and Capital Resources

We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations, cash and cash equivalents on hand, and availability from our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for at least the next 12 months and into the foreseeable future. As of March 29, 2025, we had $449 million of cash and cash equivalents plus $346.2 million of availability on our revolving credit facility.

Senior Secured Notes

In October 2021, we completed the private offering of $300 million of our 6.0% senior secured notes due 2029 (the “2029 Notes”). Interest is payable semi-annually. Our 2029 Notes are scheduled to mature on November 15, 2029, and no principal is due until that time as long as we remain in compliance with the related covenants. As of March 29, 2025, we were in compliance with these covenants.

Revolving Credit Facility

Our existing revolving credit facility (“Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent (“Agent”), and certain other financial institutions, matures on August 2, 2026, provided we remain in compliance with the related covenants. As of March 29, 2025, we were in compliance with such covenants.

Any outstanding borrowings under our Revolving Credit Facility bear interest at a rate per annum equal to (i) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (calculated as SOFR plus 0.1%) plus a margin ranging from 1.25% to 1.75%, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on SOFR, or (ii) the Agent’s base rate (as that term is defined in the agreement for the Revolving Credit Facility) plus a margin ranging from 0.25% to 0.75%, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate. As of March 29, 2025, this variable interest rate for the Revolving Credit Facility was 5.535%.

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

As of March 29, 2025 and December 28, 2024, we had zero outstanding borrowings under our Revolving Credit Facility and available borrowing capacity was $346.2 million, net of undrawn letters of credit. Excess availability, which includes availability under our Revolving Credit Facility plus cash and cash equivalents in qualified accounts, was $795.2 million as of March 29, 2025.
Finance Lease Obligations
Our finance lease obligations consist of leases for real estate, equipment, and vehicles totaling $316.8 million and $292.5 million as of March 29, 2025 and December 28, 2024, respectively. Of the $316.8 million as of March 29, 2025, $242.4 million related to real estate and $74.4 million related to equipment. Of the $292.5 million as of December 28, 2024, $242.8 million related to real estate and $49.8 million related to equipment.

Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first three months of fiscal 2025 was $33.9 million compared to net cash used of $31.1 million in the first three months of fiscal 2024. The decrease in cash generated from activities during the first three months of fiscal 2025 was primarily a result of a $14.7 million decrease in net income for the current fiscal quarter, partially offset by a $14.1 million net increase in operating assets and liabilities in the current fiscal quarter.

Investing Activities

Net cash used in investing activities for the first three months of fiscal 2025 was $3.4 million compared to net cash used of $5.3 million in the first three months of fiscal 2024. In the current quarter, we received initial insurance proceeds of $2.4 million related to property and equipment that was damaged or destroyed by Hurricane Helene at our Erwin, Tennessee owned facility back in late third quarter of fiscal 2024. During the first three months of fiscal 2025, we also acquired $28.1 million of property and equipment through finance leases, compared to $8.2 million for the first three months of fiscal 2024.

Financing Activities

Net cash used in financing activities totaled $19.3 million for the first three months of fiscal 2025 compared to net cash used of $4.0 million for the first three months of fiscal 2024. The change in net cash used in financing activities was primarily due to the $15.0 million used to repurchase our common stock during the current fiscal quarter. We had no repurchases of our common stock during the first quarter of fiscal 2024.

Stock Repurchase Program

During the first three months of fiscal 2025, we repurchased 186,048 shares of our common stock under our 2023 share repurchase program at an average price of $80.65, including broker commissions but excluding federal excise tax due on the repurchases, for a total of $15.0 million. As of March 29, 2025, there remained $31.5 million repurchase capacity under this authorization. Between March 29, 2025 and April 25, 2025, we purchased an additional 142,500 shares of our common stock for $10.3 million at an average price of $72.18 per share, including broker commissions but excluding federal excise tax due on the repurchases.

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

Net Working Capital

Net working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Net working capital is defined as the sum of accounts receivables and inventory, less accounts payable, each determined in accordance with GAAP and included in our consolidated balance sheets. This metric differs from traditional working capital in that it excludes certain current assets and current liabilities that are reported in our consolidated balance sheets. Net working capital of $462.0 million as of March 29, 2025, compared to $411.5 million as of December 28, 2024, increased on a net basis by approximately $50.5 million, as shown below:

	As of
	March 29, 2025	December 28, 2024	March 30, 2024
	(In thousands)
Receivables, less allowance for doubtful accounts	$275,574	$225,837	$288,244
Inventories, net	399,555	355,909	370,942
	675,129	581,746	659,186

Accounts payable	213,111	170,202	171,715

Net working capital	$462,018	$411,544	$487,471

Investments in Property and Equipment

Our investments in capital assets consist of cash paid for owned assets and the inception of financing lease arrangements for long-lived assets. The gross value of these assets is included in property and equipment, at cost on our unaudited condensed consolidated balance sheets.

For the first three months of fiscal 2025, we invested $6.4 million in long-lived assets primarily related to investments in our fleet and digital transformation and to a lesser extent, facility enhancements. We also added $28.1 million of property and equipment under finance leases during the first three months of fiscal 2025, primarily for new tractors and forklifts to enhance our logistics network.

For the first three months of fiscal 2024, we invested $5.4 million in long-lived assets primarily related to investments in our distribution facilities and upgrading our fleet. We also added $8.2 million in new finance leases during the 2024 fiscal quarter for new forklifts to enhance our logistics network.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our on-going business operations. Our exposure includes commodity price risk and interest rate risk. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Our management performed an evaluation, as of the end of the period covered by this report on Form 10-Q, under the supervision of our chief executive officer and interim principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and interim principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our chief executive officer and interim principal financial officer, to allow timely decisions regarding required disclosure.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. Except as disclosed in Note 8, Commitments and Contingencies, under Regulatory Matters, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, the Company does not expect that the outcome of any other pending or threatened proceedings, if determined adversely to the Company, would individually, or taken together, have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, other than as set forth below.

Escalating changes in trade policies of the United States and other countries that are beyond our control, including the imposition of new tariffs and the potential renegotiation or termination of existing bilateral or multi-lateral trade agreements, may have a material adverse impact on our business, operating results, and financial condition.

The current domestic and international political environment, including changes to trade laws, regulations and policies with respect to tariffs, sanctions, and import/export controls, has resulted in uncertainty surrounding the future state of the domestic and global economies. The U.S. government recently implemented, or plans to implement, significant trade policy and tariff actions, including but not limited to tariffs on imported lumber and other wood-based commodities, multiple tariffs on certain imports from China, tariffs on certain imports from Canada, and baseline tariffs on most imports from most other countries. These actions have increased, or potentially will increase, the cost of certain raw materials and manufactured components and created significant uncertainty and potential risks for our business. Certain countries have announced retaliatory tariffs in response to such actions. The U.S. government may in the future propose and implement additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations and, if initiated, retaliatory tariffs or other actions may be taken by certain governments. While the future financial impact of these actions and potential additional U.S. tariff actions and retaliatory actions by other countries remains unknown, the impacts could have a material adverse effect on our financial statements in any particular reporting period.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for each fiscal month of the fiscal quarter ended March 29, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 29 - February 1	51	$105.08	—	$46,474,962
February 2 - March 1	48,107	$83.98	48,107	$42,436,285
March 2 - March 29	144,472	$79.37	137,941	$31,475,035
Total	192,630		186,048

(1) Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

(2) Includes broker commissions associated with the repurchases. Excludes federal excise tax incurred under The Inflation Reduction Act of 2022.

(3) On October 31, 2023, our Board of Directors announced a new share repurchase authorization for up to $100 million. As of March 29, 2025, we had a remaining authorization amount of approximately $31.5 million under this program. With the remaining availability under the stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of fiscal 2025.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1	±	Promotion notice and employment offer letter from BlueLinx Corporation to Michael Wilson, Chief Commercial Officer, dated March 21, 2024
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.
	±	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: April 29, 2025	By:	/s/ Shyam K. Reddy
Shyam K. Reddy
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2025	By:	/s/ Kimberly A. DeBrock
Kimberly A. DeBrock
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Interim Principal Financial Officer)