Form 10-Q
period 2025-06-28
BlueLinx Holdings Inc.
filed 2025-07-29
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2025, there were 7,892,416 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended June 28, 2025

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$780,107	$768,363	$1,489,333	$1,494,607
Cost of products sold	660,418	645,919	1,258,515	1,244,482
Gross profit	119,689	122,444	230,818	250,125
Operating expenses (income):
Selling, general, and administrative	95,265	89,453	189,358	180,703
Depreciation and amortization	9,790	10,120	19,344	19,553
Amortization of deferred gains on real estate	(983)	(984)	(1,967)	(1,968)
Other operating, net	582	8	(1,676)	322
Total operating expenses	104,654	98,597	205,059	198,610
Operating income	15,035	23,847	25,759	51,515
Non-operating expenses:
Interest expense, net	8,457	4,801	15,037	9,425
Income before provision for income taxes	6,578	19,046	10,722	42,090
Provision for income taxes	2,268	4,710	3,607	10,262
Net income	$4,310	$14,336	$7,115	$31,828

Basic earnings per share	$0.54	$1.65	$0.87	$3.68
Diluted earnings per share	$0.54	$1.65	$0.87	$3.66

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	June 28, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$386,765	$505,622
Receivables, less allowances of $5,024 and $4,344, respectively	278,737	225,837
Inventories, net	391,484	355,909
Other current assets	47,635	46,620
Total current assets	1,104,621	1,133,988
Property and equipment, at cost	475,070	443,628
Accumulated depreciation	(193,902)	(194,072)
Property and equipment, net	281,168	249,556
Operating lease right-of-use assets	50,652	47,221
Goodwill	55,372	55,372
Intangible assets, net	24,974	26,881
Deferred income tax asset, net	52,215	50,578
Other non-current assets	15,033	14,121
Total assets	$1,584,035	$1,577,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177,990	$170,202
Accrued compensation	12,381	16,706
Finance lease liabilities - current	16,926	12,541
Operating lease liabilities - current	8,803	8,478
Real estate deferred gains - current	3,935	3,935
Other current liabilities	22,682	21,862
Total current liabilities	242,717	233,724
Long-term debt	295,723	295,061
Finance lease liabilities, less current portion	300,631	280,002
Operating lease liabilities, less current portion	43,424	40,114
Real estate deferred gains, less current portion	61,329	63,296
Other non-current liabilities	18,899	19,079
Total liabilities	962,723	931,276
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value, 30,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized, 7,880,465 and 8,294,798 outstanding, respectively	79	83
Additional paid-in capital	91,863	124,103
Retained earnings	529,370	522,255
Total stockholders’ equity	621,312	646,441
Total liabilities and stockholders’ equity	$1,584,035	$1,577,717

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, December 28, 2024	8,295	$83	$124,103	$522,255	$646,441
Net income	—	—	—	2,805	2,805
Vesting of restricted stock units	18	(a)	(a)	—	—
Compensation related to share-based grants	—	—	2,522	—	2,522
Repurchase of shares to satisfy employee tax withholdings	(7)	(a)	(507)	—	(507)
Common stock repurchases and retirements	(186)	(2)	(15,145)	—	(15,147)
Balance, March 29, 2025	8,120	81	110,973	525,060	636,114
Net income	—	—	—	4,310	4,310
Vesting of restricted stock units	62	1	(1)	—	—
Compensation related to share-based grants	—	—	2,341	—	2,341
Repurchase of shares to satisfy employee tax withholdings	(18)	(a)	(1,245)	—	(1,245)
Common stock repurchases and retirements	(283)	(3)	(20,205)	—	(20,208)
Balance, June 28, 2025	7,881	$79	$91,863	$529,370	$621,312

(a) Activity rounds to less than one thousand dollars

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, December 30, 2023	8,650	$87	$165,060	$469,139	$634,286
Net income	—	—	—	17,492	17,492
Vesting of restricted stock units	19	(a)	(a)	—	—
Compensation related to share-based grants	—	—	2,350	—	2,350
Repurchase of shares to satisfy employee tax withholdings	(7)	(a)	(907)	—	(907)
Balance, March 30, 2024	8,662	87	166,503	486,631	653,221
Net income	—	—	—	14,336	14,336
Vesting of restricted stock units	57	1	(1)	—	—
Compensation related to share-based grants	—	—	1,405	—	1,405
Repurchase of shares to satisfy employee tax withholdings	(16)	(a)	(1,545)	—	(1,545)
Common stock repurchases and retirements	(152)	(2)	(15,083)	—	(15,085)
Balance, June 29, 2024	8,551	$86	$151,279	$500,967	$652,332

(a) Activity rounds to less than one thousand dollars

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Fiscal Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$7,115	$31,828
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	19,344	19,553
Amortization of debt discount and issuance costs	662	660
Insurance recoveries in excess of carrying values of property & equipment	(2,443)	—
Provision for deferred income taxes	(1,637)	(421)
Amortization of deferred gains from real estate	(1,967)	(1,968)
Share-based compensation	4,863	3,755
Changes in operating assets and liabilities:
Accounts receivable	(52,900)	(45,127)
Inventories	(35,575)	(13,935)
Accounts payable	7,014	20,123
Other current assets	(2,707)	(9,612)
Other assets and liabilities	(2,435)	(188)
Net cash (used in) provided by operating activities	(60,666)	4,668

Cash flows from investing activities:
Disbursements for property and equipment	(15,539)	(11,901)
Proceeds from asset sales and insurance recoveries	2,605	274
Net cash used in investing activities	(12,934)	(11,627)

Cash flows from financing activities:
Common stock repurchases	(35,386)	(14,529)
Repurchase of shares to satisfy employee tax withholdings	(1,770)	(2,452)
Principal payments on finance lease liabilities	(8,101)	(6,411)
Net cash used in financing activities	(45,257)	(23,392)

Net change in cash and cash equivalents	(118,857)	(30,351)
Cash and cash equivalents at beginning of period	505,622	521,743
Cash and cash equivalents at end of period	$386,765	$491,392

Supplemental cash flow information:
Interest paid during the period	$23,364	$22,266
Net income tax payments	$3,549	$22,093

Non-cash investing and financing activities:
Property and equipment acquired under finance leases	$32,887	$11,150
Property and equipment investments funded through accounts payable, net	$823	$1,562
Obligation for shares repurchases not yet settled	$—	$556

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2025
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
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared using generally accepted accounting principles in the United States (“GAAP”) and the interim reporting guidance of the U.S. Securities and Exchange Commission (“SEC”). The Company is composed of a single reportable segment for financial reporting purposes. The Company’s consolidated balance sheet as of December 28, 2024 contained herein was derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “2024 Form 10-K”), as filed with the SEC on February 18, 2025. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s results of operations, financial position, and cash flows for the reporting periods presented.

The Company has condensed or omitted certain notes and other information from the unaudited condensed consolidated financial statements presented in this report. Therefore, these condensed financial statements and accompanying notes should be read in conjunction with the Company’s 2024 Form 10-K. The results for the three and six fiscal months ended June 28, 2025 are not necessarily indicative of results that may be expected for the full fiscal year ending January 3, 2026, or any other interim period. For the fiscal reporting periods included in the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company did not have any items of other comprehensive income (loss), nor did the Company have any accumulated other comprehensive income (loss).

The Company operates on a 5-4-4 fiscal calendar and its fiscal year ends on the Saturday closest to December 31st of each year and may comprise 53 weeks in certain years. Fiscal 2025 contains 53 weeks and will end on January 3, 2026. Fiscal 2024 contained 52 weeks and ended on December 28, 2024.

During the first quarter of fiscal 2025, the Company settled certain of the initial insurance claims related to property damaged or destroyed at its Erwin, Tennessee owned facility in late third quarter 2024 due to Hurricane Helene. The Company received insurance proceeds that exceeded the carrying values of the damaged or destroyed assets by $2.4 million, and this amount is included in Other Operating, net on the Company’s unaudited condensed consolidated statement of operations for the six fiscal months ended June 28, 2025.
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

Significant Accounting Policies

The Company has made no material changes to its significant accounting policies described in the notes to its consolidated financial statement included in its 2024 Form 10-K. The Company did not adopt any new accounting standards during the six fiscal months ended June 28, 2025.

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
2. Inventory
The Company’s inventories consist almost entirely of finished goods inventory, with a very limited amount of work-in-process inventory. The cost of all inventories is determined by the moving average cost method. The Company includes all material charges directly incurred in bringing inventory to its existing condition and location, including the cost of inbound freight, volume incentives, inventory adjustments, tariffs, duties and other import fees. The Company evaluates the carrying value of its inventory at the end of each fiscal quarter to ensure that inventory, when viewed by category, is carried at the lower-of-cost-or-net-realizable-value (“LCNRV”). This evaluation also considers matters that may impact the net realizable value of inventory such as damaged or obsolete inventory. Any LCNRV decline that is expected to be restored within the current fiscal year, prior to the inventory being sold, is not recognized in an interim fiscal period. As of June 28, 2025 and December 28, 2024, the carrying values of the Company’s inventory reported on its consolidated balance sheets did not reflect any material adjustments for LCNRV matters. In the second quarter of fiscal 2024, the Company recorded a LCNRV provision of $2.4 million as a result of the decrease in the value of certain of the Company’s structural lumber and panels inventory related to the decline in wood-based commodity market prices as of the end of the reporting period.

Substantially all of the amount reported in Cost of products sold on the Company’s consolidated statement of operations is composed of costs incurred to purchase inventory that is subsequently resold to customers, including costs related to import duties and tariffs. Import duties and tariffs are not typically passed through to customers as separately billed charges. Certain import duties are classified by the U.S. Department of Commerce (the “Commerce Department”) as “anti-dumping or countervailing duties,” and these duties may be subject to periodic review and adjustments by the Commerce Department through a process known as a trade remedy administrative review, which can result in both retroactive and prospective adjustments to duty rates. At the time of importation, the Company tenders anti-dumping duty and countervailing duty cash deposits (as use of that term has been defined by the Commerce Department) to the U.S. Customs and Border Protection (“U.S. Customs”) and accounts for duties and tariffs based on the then-current rates in effect, and records any retroactive adjustments in the period in which U.S. Customs determines final duty rates at the time entries subject to anti-dumping and countervailing duties liquidate (as use of that term has been defined by the Commerce Department), typically through the resolution of a trade remedy administrative review proceeding.

Retroactive refunds received by the Company for adjustments to certain anti-dumping duties related to imported wood moulding and millwork products were $2.4 million and $16.9 million in the six fiscal months ended June 28, 2025 and June 29, 2024, respectively, with all occurring during the first fiscal quarters of both years. Additionally, the Company received interest related to these refunds of $0.5 million and $2.0 million in the six fiscal months ended June 28, 2025 and June 29, 2024, respectively, with all occurring during the first fiscal quarter of both years. The anti-dumping duty cash deposits were originally paid and accounted for by the Company in prior reporting periods at the then-current rates. Impacted inventories have since been sold. These adjustment amounts are reflected in Cost of products sold and Interest expense, net on the Company’s unaudited condensed consolidated statements of operations for the respective reporting periods. See Note 8, Commitments and Contingencies, for disclosure concerning another matter related to import duties.
3. Goodwill and Intangible Assets, net
During the six fiscal months ended June 28, 2025, the only change to the carrying values of the Company’s Goodwill and Intangible assets, net, was the scheduled amortization of intangible assets, all of which have definite lives. Amortization expense for intangible assets was $1.0 million and $1.0 million for the three fiscal months ended June 28, 2025 and June 29, 2024, respectively, and $1.9 million and $2.0 million for the six fiscal months ended June 28, 2025 and June 29, 2024, respectively.
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
There were no goodwill impairment charges recorded in the three and six fiscal months ended June 28, 2025 or June 29, 2024, and there were no accumulated goodwill impairment balances as of June 28, 2025 or December 28, 2024. Non-cash provisions for the impairment of goodwill and/or other intangible assets could arise in future reporting periods due to sustained and significant changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic and industry conditions, the loss of key customers, a sustained decrease in the Company’s share price, or other unanticipated events.
4. Revenue Recognition
The following table presents the Company’s revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Fiscal Months Ended		Six Fiscal Months Ended
Product type	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands)
Specialty products	$543,459	$539,466	$1,022,846	$1,043,300
Structural products	236,648	228,897	466,487	451,307
Total net sales	$780,107	$768,363	$1,489,333	$1,494,607

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

	Three Fiscal Months Ended		Six Fiscal Months Ended
Sales channel	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands)
Warehouse and reload	$639,982	$629,193	$1,221,775	$1,220,961
Direct	155,090	155,351	297,582	305,101
Customer discounts and rebates	(14,965)	(16,181)	(30,024)	(31,455)
Total net sales	$780,107	$768,363	$1,489,333	$1,494,607

The Company generally expenses sales commissions when incurred because the amortization period would typically be one year or less. These expenses are recorded within SG&A expense.

The Company has made an accounting policy election to treat outbound shipping and handling activities as an SG&A expense. Shipping and handling expenses include amounts related to the administration of the Company’s logistical infrastructure, handling of material in its warehouses, and amounts pertaining to the delivery of products to customers, such as fuel and maintenance expenses for mobile fleet, wages for drivers, and third-party freight charges. These expenses were $41.3 million and $37.6 million for the three fiscal months ended June 28, 2025 and June 29, 2024, respectively, and $80.8 million and $75.8 million for the six fiscal months ended June 28, 2025 and June 29, 2024, respectively.

Performance obligations in contracts with customers generally consist solely of the delivery of goods.

5. Debt and Finance Lease Obligations

As of June 28, 2025 and December 28, 2024, debt and finance lease obligations consisted of the following:

	As of
	June 28, 2025	December 28, 2024
	(In thousands)
Senior Secured Notes (“2029 Notes”) (1)	$300,000	$300,000
Revolving Credit Facility (2)	—	—
Unamortized debt issuance costs	(2,031)	(2,437)
Unamortized bond discount costs	(2,246)	(2,502)
	295,723	295,061
Finance lease obligations (3)	317,557	292,543
Less: current portion of finance lease obligations	16,926	12,541
Total debt and finance leases, net of current portions	$596,354	$575,063

(1) As of June 28, 2025 and December 28, 2024, long-term debt was comprised of $300 million of Senior Secured Notes (“2029 Notes”) issued in October 2021 and maturing November 15, 2029. These notes are presented under the Long-term debt caption of the Company’s unaudited condensed consolidated balance sheets in the net amounts of $295.7 million and $295.1 million as of June 28, 2025 and December 28, 2024, respectively. This balance sheet presentation is net of unamortized discount of $2.2 million and $2.5 million, respectively, and unamortized debt issuance costs of $2.0 million and $2.4 million, respectively, as of June 28, 2025 and December 28, 2024. The Senior Secured Notes are presented in this table at their face value.

(2) Available borrowing capacity under the Revolving Credit Facility was $343.5 million and $346.2 million as of June 28, 2025 and December 28, 2024, respectively. The available borrowing capacity reflects undrawn letters of credit.

(3) Refer to Note 7, Leases, for interest rates associated with finance lease obligations. Amounts on this line include $125.1 million and $125.1 million as of June 28, 2025 and December 28, 2024, respectively, for sale-leasebacks of real estate in fiscal 2019 and fiscal 2020 that did not qualify for sale treatment for accounting purposes.

Interest expense, net on the Company’s unaudited condensed consolidated statements of operations consisted of the following components:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands)
Interest expense	$12,640	$11,181	$24,693	$24,290
Less: Interest income	4,183	6,380	9,656	14,865
Interest expense, net	$8,457	$4,801	$15,037	$9,425

Interest expense for the reporting periods presented in the above table primarily reflects interest expense for the 2029 Notes, interest expense on finance lease obligations, certain ongoing fees for the Revolving Credit Facility that are classified as interest expense, amortization of debt issuance costs for the 2029 Notes and Revolving Credit Facility, and amortization of original-issue bond discount on the 2029 Notes. Total amortization of debt issuance costs and bond discount costs was $0.3 million and $0.3 million for the three fiscal months ended June 28, 2025 and June 29, 2024, respectively, and $0.7 million and $0.7 million for the six fiscal months ended June 28, 2025 and June 29, 2024, respectively. Interest expense for the three fiscal months ended June 28, 2025 and June 29, 2024 also included expense of $0.5 million and a credit of $0.4 million, respectively, and interest expense for the six fiscal months ended June 28, 2025 and June 29, 2024 also included $0.5 million and $1.2 million, respectively, for estimated interest expense related to import duties that the Company believes it may owe (see Note 8, Commitments and Contingencies).

Interest income for the reporting periods presented in the above table primarily reflects interest earned on the Company’s cash and cash equivalents. The refunds received from U.S. Customs for certain anti-dumping import duties (see Note 2, Inventory) resulted in additional interest income of $0.5 million and $2.0 million in the six fiscal months ended June 28, 2025 and June 29, 2024, respectively, all occurring during the first fiscal quarter of both years.

2029 Notes

Interest expense, excluding amortization of debt issuance costs and bond discount, for the 2029 Notes totaled $4.5 million and $4.5 million for the three fiscal months ended June 28, 2025 and June 29, 2024, respectively, and $9.0 million and $9.0 million for the six fiscal months ended June 28, 2025 and June 29, 2024, respectively. The 2029 Notes pay interest at a fixed annual rate of 6.0% through maturity.

Revolving Credit Facility

As of June 28, 2025 and December 28, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility. Available borrowing capacity, reduced for undrawn letters of credit, under the Revolving Credit Facility was $343.5 million and $346.2 million as of June 28, 2025 and December 28, 2024, respectively. Excess availability, which includes availability under the Revolving Credit Facility plus cash and cash equivalents in qualified deposit accounts, was $730.3 million and $851.8 million as of June 28, 2025 and December 28, 2024, respectively. The Revolving Credit Facility is scheduled to terminate on August 2, 2026, and the Company intends to renew it before that date.

Debt Covenants

The Revolving Credit Facility and the 2029 Notes contain various covenants and restrictions, including customary financial covenants. The Company was in compliance with all such covenants as of June 28, 2025 and December 28, 2024. The Company’s right to make draws on the Revolving Credit Facility may be conditioned upon, among other things, compliance with these covenants. These covenants also limit the Company’s ability to, among other things: incur additional debt; grant liens on assets; make investments; repurchase stock; pay dividends and make distributions; sell or acquire assets, including certain real estate assets, outside the ordinary course of business; engage in transactions with affiliates; and make fundamental business changes.

Finance Lease Obligations

The Company’s finance lease liabilities consist of leases related to equipment, vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on the Company’s finance lease obligations, refer to Note 7, Leases.

6. Share-Based Compensation
The Company incurred stock-based compensation expense of $2.3 million and $1.4 million in the three fiscal months ended June 28, 2025 and June 29, 2024, respectively, and $4.9 million and $3.8 million in the six fiscal months ended June 28, 2025 and June 29, 2024, respectively.

During the three and six fiscal months ended June 28, 2025, the Company issued new grants for 247,261 and 293,923 restricted stock units (“RSUs”), respectively, with grant-date intrinsic values of $16.7 million and $21.0 million, respectively. These new RSU grants are scheduled to vest in one year, in three years, or over three years, depending on the terms of each grant, with vesting dependent on service requirements for all awards and market-based conditions for certain awards. Each RSU grant will potentially result in the future issuance of one share of the Company’s common stock if the vesting conditions are satisfied; however, RSUs with market-based vesting conditions could vest at rates between 50% and 200%.

Under the 2021 BlueLinx Holdings, Inc. 2021 Long-Term Incentive Plan as of June 28, 2025, a net of 273,941 shares of the Company’s common stock remain available for future issuances of equity-based compensation awards.
7. Leases
The Company has operating and finance lease agreements for certain of its distribution facilities, office space, land, mobile fleet, and equipment. Many of these lease agreements are non-cancelable and typically have a defined initial lease term, and some provide options to renew at the Company’s election for specified periods of time. The majority of these lease agreements have remaining lease terms of one to 15 years, some of which include one or more options to extend the lease agreement for typically five years. The Company’s lease agreements generally provide for fixed annual rentals. Certain lease agreements include provisions for escalating rent based on, among other things, contractually defined increases and/or changes in the Consumer Price Index (“CPI”). The known changes to lease payments are included in the lease liability at lease commencement. Unknown changes related to CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, a subset of vehicle lease cost is considered variable. Some lease agreements require the Company to pay taxes, insurance, and maintenance expenses associated with the leased assets. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The Company’s finance lease liabilities consist of leases related to equipment and vehicles, and real estate. A majority of the Company’s finance leases relate to real estate. During fiscal 2017 and fiscal 2018, the Company entered into real estate financing transactions on certain of its warehouse facilities. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, the Company entered into long-term leases on the properties having renewal options. The Company accounted for these transactions in accordance with the ASC 840, Leases, which was the lease accounting standard in effect for the Company at the inception of these arrangements. The Company recorded these transactions as finance lease liabilities on its consolidated balance sheet. Gains on these sale-leaseback transactions were deferred and are being recognized in the Company’s earnings in each subsequent reporting period. As of June 28, 2025 and December 28, 2024, the remaining unrecognized deferred gains related to these transactions were $65.3 million and $67.2 million, respectively, and these deferred gains are being recognized in earnings on a straight-line basis. The Company recognized $1.0 million and $1.0 million of the deferred gains in the three fiscal months ended June 28, 2025 and June 29, 2024, respectively, and $2.0 million and $2.0 million in the six fiscal months ended June 28, 2025 and June 29, 2024, respectively.
The following table presents the assets and liabilities related to the Company’s leases as of June 28, 2025 and December 28, 2024:

		As of
Lease Assets and Liabilities		June 28, 2025	December 28, 2024
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$50,652	$47,221
Finance lease right-of-use assets (1)	Property and equipment, net	160,684	134,319
Total lease right-of-use assets		$211,336	$181,540

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities - current	$8,803	$8,478
Finance lease liabilities	Finance lease liabilities - current	16,926	12,541
Non-current portion:
Operating lease liabilities	Operating lease liabilities - noncurrent	43,424	40,114
Finance lease liabilities	Finance lease liabilities - noncurrent	300,631	280,002
Total lease liabilities		$369,784	$341,135
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $107.9 million and $112.3 million as of June 28, 2025 and December 28, 2024, respectively.

The components of lease expense were as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
Components of lease expense	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands)
Operating lease expense:
Operating lease expense before sublease income	$3,100	$2,633	$6,140	$5,079
Sublease income	(928)	(887)	(1,856)	(1,748)
Operating lease expense	$2,172	$1,746	$4,284	$3,331

Finance lease expense:
Amortization of right-of-use assets	$4,802	$5,026	$9,426	$9,762
Interest on lease liabilities	6,980	6,410	13,853	12,701
Total finance lease expense	$11,782	$11,436	$23,279	$22,463

Supplemental cash flow information related to leases is as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows, operating leases	$3,074	$2,693	$6,007	$5,202
Operating cash flows, finance leases	$6,980	$6,410	$13,853	$12,701
Financing cash flows, finance leases	$3,832	$3,339	$8,101	$6,411

Non-cash supplemental cash flow information related to leases is as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
Non-cash information	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,959	$8,132	$3,959	$8,132
Finance leases	$4,801	$2,973	$32,887	$11,150
Supplemental balance sheet information related to leases is as follows:

	As of
Balance Sheet Information	June 28, 2025	December 28, 2024
	($ in thousands)
Finance leases
Property and equipment	$268,552	$246,635
Accumulated depreciation	(107,868)	(112,316)
Property and equipment, net	$160,684	$134,319
Weighted Average Remaining Lease Term (in years)
Operating leases	7.68	8.34
Finance leases	16.41	17.68
Weighted Average Discount Rate
Operating leases	8.11%	8.15%
Finance leases	8.74%	8.88%
The major categories of the Company’s obligations under finance leases as of June 28, 2025 and December 28, 2024 were as follows:

	As of
	June 28, 2025	December 28, 2024
Category:	(In thousands)
Equipment and vehicles	$75,570	$49,785
Real estate(1)	241,987	242,758
Total finance leases	$317,557	$292,543
(1)Amounts include $125.1 million and $125.1 million as of June 28, 2025 and December 28, 2024, respectively, for sale-leasebacks of real estate in fiscal 2019 and fiscal 2020 that did not qualify for sale treatment for accounting purposes.
Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of June 28, 2025. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the unaudited condensed consolidated balance sheet, including options to extend lease terms that are reasonably certain of being exercised.

Fiscal Year:	Operating Leases	Finance Leases
	(In thousands)
2025 (remainder of fiscal year)	$6,555	$21,674
2026	10,900	46,945
2027	10,031	41,356
2028	9,238	41,571
2029	7,803	38,313
Thereafter	27,704	484,235
Total lease payments	$72,231	$674,094
Less: imputed interest	(20,004)	(356,537)
Total	$52,227	$317,557

8. Commitments and Contingencies
Regulatory Matters
Government and regulatory agencies may have the ability to conduct routine audits and periodic examinations of, and administrative proceedings regarding, the Company’s business operations. As previously disclosed, U.S. Customs gathered initial information from the Company under routine audit procedures, and the information indicated that the Company potentially underpaid duties in prior periods arising from certain classification discrepancies for products imported into the United States as separately entered shipments. In working with U.S. Customs, the Company has exercised reasonable care to address this matter in an equitable and expeditious manner through the filing of a prior disclosure submission with U.S. Customs. As of June 28, 2025 and December 28, 2024, the Company estimated that it will be required to pay approximately $8.0 million, excluding any interest. This amount is reflected in Other current liabilities on the Company’s unaudited condensed consolidated balance sheet as of June 28, 2025 and December 28, 2024. On the Company’s unaudited condensed consolidated statements of operations, a $10.4 million estimate, excluding interest, was accrued for this matter during the first fiscal quarter of 2024. Due to a change in estimate, this amount was reduced by $2.7 million in the second fiscal quarter of 2024, for a net expense of $7.7 million in the six fiscal months ended June 29, 2024. Additional adjustments to the estimated liability were made in fiscal 2024 subsequent to June 29, 2024 to adjust the estimated liability to the $8.0 million as of June 28, 2025 and December 28, 2024. These estimated expense accruals and related adjustments were recorded within Cost of products sold. See Note 2, Inventory, for disclosure concerning another matter related to import duties.
In addition, as previously disclosed, U.S. Customs issued proposed notices of action to the Company, asking for confirmation that certain plywood products the Company imported into the United States originated from Vietnam and Indonesia, respectively, as opposed to China. The Company has provided responses to U.S. Customs and believes that the information it has provided supports the declared origins of the plywood. On July 21, 2025, the Company received a notice from U.S. Customs concluding that the plywood imports under review from Indonesia were found not to originate from China, thereby concluding that matter without any action being taken by U.S. Customs. The Company understands that the review by U.S. Customs of the Company’s imports of certain plywood products from Vietnam remains pending; if the government disagrees with the Company and determines the plywood from Vietnam that was identified in the proposed notice of action originated from China, the Company believes it is reasonably possible that it could be responsible for additional duties on the entries identified by U.S. Customs that could range from zero to $4 million.

Environmental Matters
From time to time, the Company may be involved in proceedings involving various environmental and pollution control laws and regulations in the jurisdictions in which it operates. When the Company believes it has material financial exposure to these matters, it estimates and recognizes adequate liabilities and, if applicable, also timely records any expected recoveries from insurance coverages or subrogation in accordance with GAAP. Such liabilities, when recorded, may or may not be discounted, as required or permitted by GAAP. Based on presently available information, the Company had no material obligations for environmental matters as of June 28, 2025 or December 28, 2024.

Collective Bargaining Agreements
As of June 28, 2025, approximately 19.8% of the Company’s employees were represented by various local labor unions with terms and conditions of employment governed by collective bargaining agreements (“CBAs”). Four CBAs covering approximately 5.4% of the Company’s employees are up for renewal during the remainder of fiscal 2025, of which two are set to be voted on by August 2025, one is currently being negotiated, and one is expected to be renegotiated before its renewal date.

9. Income Taxes

Effective Income Tax Rate

The Company’s effective income tax rates for the three fiscal months ended June 28, 2025 and June 29, 2024 were 34.5% and 24.7%, respectively. For the six fiscal months ended June 28, 2025 and June 29, 2024, the Company’s effective income tax rates were 33.6% and 24.4%, respectively.

The Company’s effective income tax rates for the three and six fiscal months ended June 28, 2025 were both impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation for the quarterly periods, as well as adjustments to deferred income tax assets related to stock-based compensation which increased the effective income tax rate.

The Company’s effective income tax rates for the three and six fiscal months ended June 29, 2024 were both impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, partially offset by a benefit from the vesting of restricted stock units in the fiscal periods. The income tax rate for the six fiscal months ended June 29, 2024 benefited from a partial release of a state income tax valuation allowance for deferred income tax assets, which impacted only the first quarter of 2024.

For fiscal 2025, the Company currently estimates that its annual effective income tax rate will be approximately 27%. On July 4, 2025, the law formally titled “An Act to Provide for the Reconciliation Pursuant to Title II of H. Con. Res. 14” (commonly referred to as the “One Big Beautiful Bill” or “OBBB”) was signed into law. The Company is evaluating the potential impacts that the OBBB may have on the Company’s income tax expense and deferred income tax assets and liabilities, including new provisions for bonus depreciation on certain types of assets. However, at this time, the Company does not believe the OBBB will have a material impact on its annual effective income tax rate for fiscal 2025.

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

The reconciliations of basic net income and diluted earnings per common share for the three and six fiscal months ended June 28, 2025 and June 29, 2024 are as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income (in thousands)	$4,310	$14,336	$7,115	$31,828

Weighted-average shares outstanding - Basic	7,935,268	8,644,839	8,095,741	8,640,976
Dilutive effect of share-based awards	41,754	40,789	60,985	38,550
Weighted-average shares outstanding - Diluted	7,977,022	8,685,628	8,156,726	8,679,526

Basic earnings per share	$0.54	$1.65	$0.87	$3.68
Diluted earnings per share	$0.54	$1.65	$0.87	$3.66

Weighted-average unvested restricted stock units (“RSUs”) totaling 122,983 and 43,471 for the three and six month fiscal periods ended June 28, 2025, respectively, and 23,627 and 2,488 for the three and six month fiscal periods ended June 29, 2024, respectively, were not included in the dilutive effect of share-based awards for the respective periods because their effects were antidilutive. Additionally, as of June 28, 2025 and June 29, 2024, a total of 119,630 and 145,219, respectively, of certain unvested performance-based RSUs were outstanding but not included in the computation of diluted earnings per share because their performance metrics had not been achieved and thus they were not tested for dilution under the treasury stock method. Any outstanding RSU’s dilutive effect could change in future reporting periods.
Repurchases of Common Stock
On October 31, 2023, the Company’s board of directors authorized a share repurchase program for $100 million. During the three and six fiscal months ended June 28, 2025, the Company repurchased 283,081 and 469,129 shares, respectively, of its common stock at a weighted-average average price of $70.68 and $74.64, respectively, including broker commissions but excluding federal excise tax on the repurchases, for a total of $20.0 million and $35.0 million, respectively. These amounts are based on trade date activity, while the amounts reported on the Company’s consolidated statements of cash flows for share repurchases are based on settlement date activity. As of June 28, 2025, there remained approximately $11.5 million repurchase capacity under the authorization approved October 31, 2023.
Between June 28, 2025 and July 25, 2025, the Company did not repurchase any additional shares of its common stock.
On July 28, 2025, the Company’s board of directors authorized a new share repurchase program for $50 million. The 2025 authorization may be used after exhaustion of the 2023 authorization.

Under its share repurchase programs, the Company may repurchase its common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

11. Fair Value

As of June 28, 2025 and December 28, 2024, the Company had no assets or liabilities for which the carrying value is remeasured to fair value at the end of each reporting period. The Company has not elected the fair value reporting option for any of its financial instruments.

Fair Value Disclosures

The fair value of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Debt

The estimated fair value of the Company’s $300 million 2029 Notes was determined based on Level 2 input using observable market prices in less active markets, as presented below:

	As of
	June 28, 2025		December 28, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
2029 Notes	$295,723	$288,000	$295,061	$293,597
(1) The $300 million obligation for the 2029 Notes is presented on the Company’s consolidated balance sheets net of unamortized debt issuance costs and discount totaling $4.3 million and $4.9 million as of June 28, 2025 and December 28, 2024, respectively. Periodic amortization of the issuance costs and discount each reporting period causes the carrying value of the 2029 Notes to gradually increase to the $300 million maturity amount scheduled for November 15, 2029. See Note 5, Debt and Finance Lease Obligations.
There were no borrowings outstanding under the Company’s Revolving Credit Facility during the three and six fiscal months ended June 28, 2025 or during fiscal year 2024.

12. Segment Reporting

The Company has one reportable segment: building products. The segment sells building products that are grouped into two primary categories: specialty products and structural products. The Company’s chief operating decision maker (“CODM”), as that term is defined under U.S. GAAP, is its chief executive officer (CEO). The Company derives substantially all of its revenues from the United States and all of the Company’s assets are located in the United States. The measure of segment assets is reported on the Company’s balance sheet as total consolidated assets. The segment’s accounting policies are the same as the accounting policies for the Company, as described in Note 1, Summary of Significant Accounting Policies, in Part II, Item 8 of the Company’s most recent Annual Report on Form 10-K.

The CODM’s method under GAAP that is used to assess performance and allocate resources is based on Net income as reported on the Company’s consolidated statement of operations. The following table presents information about Net income and significant expenses that are regularly reviewed by the Company’s CODM:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands)
Net sales	$780,107	$768,363	$1,489,333	$1,494,607

Expenses:
Cost of specialty products sold	443,177	435,116	832,786	834,901
Cost of structural products sold	217,241	210,803	425,729	409,581
SG&A - delivery and logistics	41,343	37,608	80,781	75,764
SG&A - sales	18,519	17,420	36,276	34,848
SG&A - all other	35,403	34,425	72,301	70,091
Depreciation of property and equipment	8,836	9,140	17,437	17,548
Amortization of definite-lived intangible assets	954	980	1,907	2,005
Amortization of deferred gains on real estate	(983)	(984)	(1,967)	(1,968)
Interest expense	12,640	11,181	24,693	24,290
Interest income	(4,183)	(6,380)	(9,656)	(14,865)
Other operating, net	582	8	(1,676)	322
Provision for income taxes	2,268	4,710	3,607	10,262
Total segment expenses	775,797	754,027	1,482,218	1,462,779

Segment net income	4,310	14,336	7,115	31,828

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$4,310	$14,336	$7,115	$31,828

During the first quarter of fiscal 2025, the Company settled certain of the initial insurance claims related to property and equipment that was damaged or destroyed at its Erwin, Tennessee owned facility in late third quarter of fiscal 2024 due to Hurricane Helene. The Company received insurance proceeds that exceeded the carrying values of the damaged or destroyed assets by $2.4 million and this amount is included in Other Operating, net on the Company’s unaudited condensed consolidated statement of operations for the six fiscal months ended June 28, 2025.

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

These risks and uncertainties also include those discussed under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q, under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2024, as supplemented in Part II, Item 1A, “Risk Factors,” in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, and those risks and uncertainties those discussed elsewhere in this Form 10-Q, and in future reports that we file with the SEC.

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

4.Maintain a disciplined capital structure and pursue strategic investments that increase the value of the Company. We continue to strategically target acquisition opportunities that grow our higher-margin specialty products business, expand our geographic reach, or complement our existing capabilities. We also continue to evaluate and identify additional markets that are potential opportunities for new market development. We further seek to maintain a disciplined capital structure while at the same time investing in our business to modernize our distribution facilities, as well as our tractor and trailer fleet, and to improve operational performance. During the six fiscal months ended June 28, 2025, we engaged in the following transactions:

•Used cash of $15.5 million and entered into $32.9 million of finance leases to enhance our facilities and fleet.
•Returned capital of $35 million to our shareholders by using cash to purchase 469,129 shares of our common stock at an average price of $74.61, excluding broker commissions and excise tax.

Our culture is guided by our values:
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

For more information on the risk factors impacting our business, refer to Part II, Item 1A, Risk Factors, in this Form 10-Q and to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year 2024, as supplemented in Part II, Item 1A, “Risk Factors,” in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025.

Results of Operations
Our results of operations for the three fiscal months ended June 28, 2025 (“second quarter of fiscal 2025”) and for the three fiscal months ended June 29, 2024 (“second quarter of fiscal 2024”) were as follows:

	Three Fiscal Months Ended June 28, 2025	% of Net Sales	Three Fiscal Months Ended June 29, 2024	% of Net Sales
	($ amounts in thousands)
Net sales	$780,107		$768,363

Gross profit	119,689	15.3%	122,444	15.9%
Less:
Selling, general, and administrative	95,265	12.2%	89,453	11.6%
Depreciation and amortization	9,790	1.3%	10,120	1.3%
Amortization of deferred gains on real estate	(983)	(0.1)%	(984)	(0.1)%
Other operating, net	582	0.1%	8	—%
Operating income	15,035	1.9%	23,847	3.1%
Interest expense, net	8,457	1.1%	4,801	0.6%
Income before provision for income taxes	6,578	0.8%	19,046	2.5%
Provision for income taxes	2,268	0.3%	4,710	0.6%
Net income	$4,310	0.6%	$14,336	1.9%

Our results of operations for the six fiscal months ended June 28, 2025 (“first six months of fiscal 2025”) and for the six fiscal months ended June 29, 2024 (“first six months of fiscal 2024”) were as follows:

	Six Fiscal Months Ended June 28, 2025	% of Net Sales	Six Fiscal Months Ended June 29, 2024	% of Net Sales
	($ amounts in thousands)
Net sales	$1,489,333		$1,494,607
Gross profit	230,818	15.5%	250,125	16.7%
Selling, general, and administrative	189,358	12.7%	180,703	12.1%
Depreciation and amortization	19,344	1.3%	19,553	1.3%
Amortization of deferred gains on real estate	(1,967)	(0.1)%	(1,968)	(0.1)%
Other operating, net	(1,676)	(0.1)%	322	—%
Operating income	25,759	1.7%	51,515	3.4%
Interest expense, net	15,037	1.0%	9,425	0.6%
Income before provision for income taxes	10,722	0.7%	42,090	2.8%
Provision for income taxes	3,607	0.2%	10,262	0.7%
Net income	$7,115	0.5%	$31,828	2.1%

The following table sets forth net sales by product category and percentage of total net sales by product category:

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
Net sales by product category:	($ amounts in thousands)
Specialty products	$543,459	70%	$539,466	70%	$1,022,846	69%	$1,043,300	70%
Structural products	236,648	30%	228,897	30%	466,487	31%	451,307	30%
Total net sales	$780,107	100%	$768,363	100%	$1,489,333	100%	$1,494,607	100%

The following table sets forth gross profit, the percentage of total gross profit earned by product category, and gross margin percentages by product category:

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
Gross profit by product category:	($ amounts in thousands)
Specialty products	$100,282	84%	$104,350	85%	$190,060	82%	$208,399	83%
Structural products	19,407	16%	18,094	15%	40,758	18%	41,726	17%
Total gross profit	$119,689	100%	$122,444	100%	$230,818	100%	$250,125	100%

Gross margin % by product category:
Specialty products	18.5%		19.3%		18.6%		20.0%
Structural products	8.2%		7.9%		8.7%		9.2%
Company gross margin %	15.3%		15.9%		15.5%		16.7%

Second Quarter of Fiscal 2025 Compared to Second Quarter of Fiscal 2024

For the second quarter of fiscal 2025, the Company’s net sales were $780.1 million, an increase of $11.7 million, or 1.5%, compared to the second quarter of fiscal 2024.
•The increase in the Company’s net sales in the current fiscal quarter was attributable to both specialty products and structural products. Higher overall volume was partially offset by overall lower pricing driven by external market factors.
•Approximately 70% of the Company’s net sales in the second quarter of fiscal 2025 and the second quarter of fiscal 2024 were generated by specialty products.

The Company’s gross profit for the second quarter of fiscal 2025 decreased by $2.8 million, or 2.3%, to $119.7 million from $122.4 million in the prior year quarter.
•This overall decrease in the Company’s gross profit in the current fiscal quarter was attributable to specialty products, partially offset by higher gross profit for structural products.
•84% of the Company’s gross profit was generated by specialty products in the second quarter of fiscal 2025, compared to 85% in the second quarter of fiscal 2024.
•Gross margin percentage for the Company decreased from 15.9% to 15.3% in the current fiscal quarter. This overall decrease in the Company’s gross margin percentage was attributable to specialty products, partially offset by higher gross margin percentage for structural products.
•The Company benefited in the second quarter of fiscal 2024 by a $2.7 million change in an estimate for an accrual initially made and disclosed in the first quarter of fiscal 2024 related to amounts we believe we may owe for discrepancies in duties paid in prior years for certain imported goods (see Note 8, Commitments and Contingencies, to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). This amount is reported within Cost of products sold on our unaudited condensed consolidated statement of operations for the second quarter of fiscal 2024. As subsequently discussed, this item benefited the operating results for specialty products in the second quarter of fiscal 2024.
•The Company was negatively impacted in the second quarter of fiscal 2024 by a $2.4 million interim LCNRV provision to adjust the carrying values of certain structural lumber and structural panel inventory items to their net realizable value as of June 29, 2024. This amount is reported within Cost of products sold on our unaudited condensed consolidated statement of operations for the second quarter of fiscal 2024. As subsequently discussed, this item negatively impacted the operating results for structural products in the second quarter of fiscal 2024. Such adjustments were not material for the second quarter of fiscal 2025.

Specialty products - Net sales of specialty products, which include product types such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, increased by $4.0 million, or 0.7%, to $543.5 million in the second quarter of fiscal 2025.
•This overall increase in net sales for specialty products in the current fiscal quarter was due to higher volume for engineered wood, millwork, and specialty lumber and panels, partially offset by lower pricing mainly on those same product types.
•Specialty products gross profit decreased by $4.1 million, or 3.9%, to $100.3 million in the current fiscal quarter due primarily to a competitive pricing environment.
•Specialty products gross margin percentage decreased by 80 basis points to 18.5% compared to 19.3% in the second quarter of fiscal 2024 due primarily to a competitive pricing environment.
•The $2.7 million adjustment related to duty and import matters discussed above at the Company level benefited the operating results for specialty products in the second quarter of fiscal 2024. Excluding this benefit, specialty products gross margin percentage for second quarter of fiscal 2024 would have been 18.9% compared to 18.5% for the second quarter of fiscal 2025, a decrease of 40 basis points for the current quarter.

Structural products - Net sales of structural products, which include product types such as lumber, panels (including plywood and oriented strand board), rebar, and remesh, increased by $7.8 million, or 3.4%, to $236.6 million in the second quarter of fiscal 2025 compared to $228.9 million in the second quarter of fiscal 2024.
•This overall increase in net sales for structural products in the current fiscal quarter was due to higher volume on panels and lumber and higher pricing on lumber, partially offset by lower pricing on panels that was driven by external market factors.
•Compared to the second quarter of 2024, average commodity prices in U.S. markets during the second quarter of 2025 for lumber were up 17.6% and down 18.7% for panels. Higher lumber prices were driven by tightening U.S. sawmill output and dwindling import volumes.
•Structural products gross profit increased overall by $1.3 million, or 7.3%, to $19.4 million from $18.1 million in the prior year fiscal quarter. Higher net sales in the current quarter were partially offset by margin compression due to external market factors.
•Structural products gross margin percentage for the second quarter of fiscal 2025 was 8.2% compared to 7.9% in the second quarter of fiscal 2024. The interim $2.4 million LCNRV provision discussed above at the Company level negatively impacted the operating results for structural products for the second quarter of fiscal 2024. Such amounts were not material for the second quarter of fiscal 2025.

Our selling, general, and administrative (“SG&A”) expenses increased by $5.8 million, or 6.5%, compared to the second quarter of fiscal 2024. This overall increase was due primarily to increased sales and logistics expenses driven by higher sales volumes, our strategy to grow sales in the multi-family channel, as well as expenses associated with our digital transformation.

Depreciation and amortization expense decreased $0.3 million compared to the second quarter of fiscal 2024. We continue to focus on strategic capital investment.

Interest expense, net, which includes gross interest expense less interest income, was $8.5 million and $4.8 million in the second quarter of fiscal 2025 and second quarter of fiscal 2024, respectively, resulting in an increase in net interest expense of $3.7 million in the current fiscal quarter.
•Gross interest expense was $12.6 million and $11.2 million in the second quarter of fiscal 2025 and second quarter of fiscal 2024, respectively. Gross interest expense in the second quarter of fiscal 2025 included additional expense of $0.5 million while interest expense for the second quarter of fiscal 2024 included a benefit of $0.4 million, both related to the aforementioned estimate for an accrual initially made and disclosed in the first quarter of 2024 related to amounts the Company believes it may owe for discrepancies in duties paid in prior years for certain imported goods (see Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Excluding these amounts, gross interest expense in the second quarter of fiscal 2025 and second quarter of fiscal 2024 would have been $12.2 million and $11.6 million, respectively, an increase in the current fiscal quarter of $0.6 million compared to the second quarter of fiscal 2024. This $0.6 million of additional interest expense in the current fiscal quarter was due to additional net finance leases added subsequent to the second quarter of fiscal 2024.
•Interest income was $4.2 million and $6.4 million in the second quarter of fiscal 2025 and second quarter of fiscal 2024, respectively. This decrease in the current fiscal quarter was due to lower average balances for interest-bearing deposits of cash/cash equivalents and due to lower interest rates paid on those deposits in the current fiscal quarter.

For fiscal 2025, we currently estimate our annual effective income tax rate will be approximately 27%. Our effective income tax rates were 34.5% and 24.7% for the second quarters of fiscal 2025 and fiscal 2024, respectively. Our effective income tax rates for the second quarters of fiscal 2025 and 2024 were both impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation for the quarterly periods. The effective income tax rate for the second quarter of 2025 was also increased by adjustments to deferred income tax assets related to stock-based compensation. Our effective income tax rate for the second quarter of fiscal 2024 was slightly offset by a benefit from the vesting of restricted stock units. On July 4, 2025, the law formally titled “An Act to Provide for the Reconciliation Pursuant to Title II of H. Con. Res. 14” (commonly referred to as the “One Big Beautiful Bill” or “OBBB”) was signed into law. We are evaluating the potential impacts that the OBBB may have on our income tax expense and deferred income tax assets and liabilities, including new provisions for bonus depreciation on certain types of assets. However, at this time, we do not believe the OBBB will have a material impact on our annual effective income tax rate for fiscal 2025.

Our net income for the second quarter of fiscal 2025 was $4.3 million, or $0.54 per diluted share, versus $14.3 million, or $1.65 per diluted share, in the prior-year fiscal quarter. Decreases in our net income and earnings per diluted share were due primarily to the factors discussed above.

First Six Months of Fiscal 2025 Compared to First Six Months of Fiscal 2024

For the first six months of fiscal 2025, the Company’s net sales were $1.49 billion, a decrease of $5 million, or 0.4%, compared to the first six months of fiscal 2024.
•The overall decrease in net sales in the current fiscal period was attributable to specialty products, partially offset by an increase for structural products. Higher overall volume was offset by overall lower pricing driven by external market factors.
•Approximately 69% of the Company’s net sales in the first six months of fiscal 2025 were generated by specialty products, compared to approximately 70% in the first six months of fiscal 2024.

The Company’s gross profit for the first six months of fiscal 2025 decreased by $19.3 million, or 7.7%, to $230.8 million from $250.1 million in the prior year fiscal period.

•This decline in the Company’s gross profit in the 2025 fiscal period was attributable to both specialty products and structural products.
•82% of the Company’s gross profit in the first six months of fiscal 2025 was generated by specialty products, compared to 83% for the first six months of fiscal 2024.
•The Company’s gross margin percentage was 15.5% for the 2025 fiscal period, a decrease from the 16.7% for the 2024 fiscal period.
•The Company benefited in the 2025 fiscal period and the 2024 fiscal period by $2.4 million and $16.9 million (excluding interest), respectively, for changes in retroactive rates for certain anti-dumping duties, and these amounts are reflected as reductions to the Company’s Cost of products sold in the respective fiscal periods (see Note 2, Inventory, to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). In the prior year fiscal period, the aforementioned $16.9 million credit to Cost of products sold was partially offset by $7.7 million (excluding interest) of expenses related to classification adjustments for certain imported goods (see Note 8, Commitments and Contingencies, to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). These import duty items resulted in a net benefit of $9.1 million (excluding interest) to the Company’s Cost of products sold in the prior year fiscal period. Excluding these net benefits for import duty items from the 2025 fiscal period and the 2024 fiscal period, the Company’s gross margin percentage would have been 15.3% and 16.1%, respectively. As subsequently discussed, these items benefited the operating results for specialty products for the 2025 fiscal period and the 2024 fiscal period.
•The Company was negatively impacted by an interim $2.4 million LCNRV provision in the 2024 fiscal period to adjust the carrying values of certain structural lumber and structural panel inventory items to their net realizable values as of June 29, 2024. As subsequently discussed, this item impacted the operating results for structural products in the 2024 fiscal period. Such amounts were not material for the 2025 fiscal period.

Specialty products - Net sales of specialty products, which include product types such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, decreased by $20.5 million, or 2.0%, to $1.02 billion in the first six months of fiscal 2025.
•The overall decline in net sales for specialty products in the current fiscal period was due to lower pricing for engineered wood, millwork, and specialty lumber and panels, partially offset by higher volume mainly for those same product types.
•Specialty products gross profit decreased by $18.3 million, or 8.8%, to $190.1 million, due primarily to a competitive pricing environment.
•Specialty products gross margin percentage decreased 140 basis points to 18.6% for the first six months of fiscal 2025 compared to 20.0% in the first six months of fiscal 2024, due primarily to a competitive pricing environment.
•The net impacts of the adjustments related to duty and import matters discussed above at the Company level increased specialty products gross profit for the 2025 fiscal period and the 2024 fiscal period by $2.4 million and $9.1 million net, respectively, and increased specialty products gross margin percentage by 0.3% and 0.9% net, respectively.

Structural products - Net sales of structural products, which include product types such as lumber, plywood, oriented strand board, rebar, and remesh, increased by $15.2 million to $466.5 million in the first six months of fiscal 2025.
•This overall increase in net sales for structural products was due primarily to volume increases for panels and lumber and pricing increases for lumber, partially offset by pricing declines for panels due to external market factors.
•Compared to the first six months of fiscal 2024, average commodity prices in U.S. markets during the first six months of fiscal 2025 for lumber were up 15.3% and down 15.9% for panels. Higher lumber prices were driven by tightening U.S. sawmill output and dwindling import volumes.
•Gross profit for structural products decreased by $1.0 million, or 2.3%, to $40.8 million from $41.7 million in the prior-year fiscal period. Higher net sales in the current year period were offset by margin compression due primarily to external market factors.
•Structural products gross margin percentage for the first six months of fiscal 2025 was 8.7%, a decline from 9.2% in the prior-year fiscal period. Higher net sales in the 2025 fiscal period were offset by margin compression due primarily to external market factors.
•The interim $2.4 million LCNRV provision discussed above at the Company level negatively impacted the operating results for structural products for the 2024 fiscal period. Such amounts were not material for the 2025 fiscal period.

Our SG&A expenses in the first six months of fiscal 2025 increased $8.7 million, or 4.8%, compared to the first six months of fiscal 2024. This overall increase was due primarily to increased logistics expenses driven by higher sales volumes, our strategy to grow sales in the multi-family channel, as well as expenses associated with our digital transformation.

Depreciation and amortization expense decreased $0.2 million compared to the first six months of fiscal 2024. We continue to focus on strategic capital investment.

Other operating, net improved by $2.0 million compared to the first six months of fiscal 2024. During the first quarter of fiscal 2025, we settled certain of the initial insurance claims related to property and equipment that was damaged or destroyed at our Erwin, Tennessee owned facility in late third quarter of fiscal 2024 due to Hurricane Helene. We received insurance proceeds that exceeded the carrying values of the damaged or destroyed assets by $2.4 million, and this amount is included in Other operating, net on our unaudited condensed consolidated statement of operations for the first six months of fiscal 2024.

Interest expense, net, which includes gross interest expense less interest income, increased by $5.6 million compared to the first six months of fiscal 2024.
•Gross interest expense was $24.7 million and $24.3 million in the first six months of fiscal 2025 and first six months of fiscal 2024, respectively. Gross interest expense in the first six months of fiscal 2025 and the first six months of fiscal 2024 included $0.5 million and $1.2 million, respectively, related to the aforementioned estimate for an accrual initially made and disclosed in the first quarter of 2024 related to amounts the Company believes it may owe for discrepancies in duties paid in prior years for certain imported goods (see Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Excluding these amounts, gross interest expense in the first six months of fiscal 2025 and the first six months of fiscal 2024 would have been $24.2 million and $23.1 million, respectively, an increase in the current fiscal period of $1.1 million compared to the prior year fiscal period. This $1.1 million increase in the current fiscal period was due to additional net finance leases added subsequent to the second quarter of fiscal 2024.
•Interest income was $9.7 million and $14.9 million in the first six months of fiscal 2025 and first six months of fiscal 2024, respectively. Interest income in the current fiscal period and the prior year fiscal period included $0.5 million and $2.0 million, respectively, received with the aforementioned duty refunds related to changes in retroactive rates for certain anti-dumping duties (see Note 2, Inventory, to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Excluding these amounts, interest income in the current fiscal period and prior year fiscal period would have been $9.2 million and $12.9 million, respectively, a decrease of $3.7 million in the current fiscal period. This $3.7 million decrease in the current fiscal period was due to lower average balances for interest-bearing deposits of cash/cash equivalents and due to lower interest rates paid on those deposits in the current fiscal quarter.

For fiscal 2025, we currently estimate our annual effective income tax rate to be approximately 27%. Our effective income tax rates were 33.6% and 24.4% for the first six months of fiscal 2025 and the first six months of fiscal 2024, respectively. Our effective income tax rates for both periods were impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation for the fiscal periods. Our effective income tax rate for the first six months of fiscal 2025 was also impacted by adjustments to deferred income tax assets related to stock-based compensation which increased the effective income tax rate. Our effective income tax rate for the first six months of fiscal 2024 benefited from the partial release of a state income tax valuation allowance for deferred income tax assets, which impacted only the first quarter of fiscal 2024. As noted above in the discussion and analysis for the quarterly fiscal periods, we are evaluating the potential impacts of the OBBB, but at this time, we do not expect the provisions of the OBBB to have a material impact on our effective income tax rate for fiscal 2025.

Our net income for the first six months of fiscal 2025 was $7.1 million, or $0.87 per diluted share, versus $31.8 million, or $3.66 per diluted share, in the prior-year fiscal period. Our net income for the first six months of fiscal 2025 decreased due primarily to the factors discussed above.

Liquidity and Capital Resources

We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations, cash and cash equivalents on hand, and availability from our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for at least the next 12 months and into the foreseeable future. As of June 28, 2025, we had $387 million of cash and cash equivalents plus $343.5 million of availability on our revolving credit facility.

Senior Secured Notes

In October 2021, we completed the private offering of $300 million of our 6.0% senior secured notes due 2029 (the “2029 Notes”). Interest is payable semi-annually. Our 2029 Notes are scheduled to mature on November 15, 2029, and no principal is due until that time as long as we remain in compliance with the related covenants. As of June 28, 2025, we were in compliance with these covenants.

Revolving Credit Facility

Our existing revolving credit facility (“Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent (“Agent”), and certain other financial institutions, matures on August 2, 2026, provided we remain in compliance with the related covenants. As of June 28, 2025, we were in compliance with such covenants.

Any outstanding borrowings under our Revolving Credit Facility bear interest at a rate per annum equal to (i) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (calculated as SOFR plus 0.1%) plus a margin ranging from 1.25% to 1.75%, with the margin determined based upon average excess availability for the immediately preceding fiscal quarter for loans based on SOFR, or (ii) the Agent’s base rate (as that term is defined in the agreement for the Revolving Credit Facility) plus a margin ranging from 0.25% to 0.75%, with the margin based upon average excess availability for the immediately preceding fiscal quarter for loans based on the base rate. As of June 28, 2025, this variable interest rate for the Revolving Credit Facility was 5.32%.

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

As of June 28, 2025 and December 28, 2024, we had zero outstanding borrowings under our Revolving Credit Facility and available borrowing capacity was $343.5 million and $346.2 million, respectively, net of undrawn letters of credit. Excess availability, which includes availability under our Revolving Credit Facility plus cash and cash equivalents in qualified accounts, was $730.3 million as of June 28, 2025.

Our Revolving Credit Facility is scheduled to terminate on August 2, 2026, and we intend to renew it before that date.
Finance Lease Obligations
Our finance lease obligations consist of leases for real estate, equipment, and vehicles totaling $317.6 million and $292.5 million as of June 28, 2025 and December 28, 2024, respectively. Of the $317.6 million as of June 28, 2025, $242.0 million related to real estate and $75.6 million related to equipment. Of the $292.5 million as of December 28, 2024, $242.8 million related to real estate and $49.8 million related to equipment.

Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first six months of fiscal 2025 was $60.7 million compared to net cash provided of $4.7 million in the first six months of fiscal 2024. The $65.3 million decrease in cash generated from operating activities during the first six months of fiscal 2025 was primarily a result of a $24.7 million decrease in net income for the current fiscal period and $37.9 million of net changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the first six months of fiscal 2025 was $12.9 million compared to net cash used of $11.6 million in the first six months of fiscal 2024. During the first six months of fiscal 2025 and first six months of fiscal 2024, we used cash of $15.5 million and $11.9 million, respectively, to acquire property and equipment. In the current fiscal period, we received initial insurance proceeds of $2.4 million related to property and equipment that was damaged or destroyed due to Hurricane Helene at our Erwin, Tennessee owned facility in late third quarter of fiscal 2024.

Financing Activities

Net cash used in financing activities totaled $45.3 million for the first six months of fiscal 2025 compared to net cash used of $23.4 million for the first six months of fiscal 2024. During the first six months of fiscal 2025, we used cash of $35.4 million to repurchase shares of our common stock, compared to $14.5 million for the first six months of fiscal 2024. Cash payments on finance lease obligations were higher by $1.7 million in the current fiscal period due to new finance leases added subsequent to June 29, 2024.

Common Stock Repurchases

During the first six months of fiscal 2025, we repurchased 469,129 shares of our common stock at an average price of $74.64 for a total of $35.0 million, under our 2023 stock repurchased authorization. During the first six months of fiscal 2024, we repurchased 152,403 shares of our common stock at an average price of $98.28 for a total of $15.0 million under this same authorization. These dollar amounts include broker commissions paid but exclude any excise tax that was paid or may be due on the repurchases under The Inflation Reduction Act of 2022. As of June 28, 2025, there remained $11.5 million repurchase capacity under the 2023 authorization. Between June 28, 2025 and July 25, 2025, we did not repurchase any additional shares of our common stock.

The repurchase dollar amounts noted above are based on trade date activity, while the amounts reported on our consolidated statements of cash flows for share repurchases are based on settlement date activity.

On July 28, 2025, our board of directors authorized a new share repurchase program for $50 million. The 2025 authorization may be used after exhaustion of the 2023 authorization.

Under our share repurchase program,s we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

Net Working Capital

Net working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Net working capital is defined as the sum of accounts receivable and inventory, less accounts payable, each determined in accordance with GAAP and included in our consolidated balance sheets. This metric differs from traditional working capital in that it excludes certain current assets and current liabilities that are reported in our consolidated balance sheets. Net working capital of $492.2 million as of June 28, 2025, compared to $411.5 million as of December 28, 2024, increased on a net basis by approximately $80.7 million, as shown below:

	As of
	June 28, 2025	December 28, 2024	June 29, 2024
	(In thousands)
Receivables, less allowance for doubtful accounts	$278,737	$225,837	$273,537
Inventories, net	391,484	355,909	357,573
	670,221	581,746	631,110

Accounts payable	177,990	170,202	179,375

Net working capital	$492,231	$411,544	$451,735

Investments in Property and Equipment

Our investments in capital assets consist of purchases of owned assets and the inception of financing lease arrangements for long-lived assets. The gross value of these assets is included in property and equipment, at cost on our unaudited condensed consolidated balance sheets.

For the first six months of fiscal 2025, we invested $16.4 million in long-lived assets primarily related to investments in our fleet, facility enhancements, and ongoing digital transformation. We also added $32.9 million of property and equipment under finance leases during the first six months of fiscal 2025, primarily for new tractors and forklifts to enhance our logistics network.

For the first six months of fiscal 2024, we invested $11.9 million in long-lived assets primarily related to investments in our distribution facilities and upgrading our fleet. We also added $11.2 million in new finance leases during the 2024 fiscal quarter for new forklifts to enhance our logistics network.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors," in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, as supplemented in Part II, Item 1A, “Risk Factors,” in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for each fiscal month of the fiscal quarter ended June 28, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 - May 3	180,021	$71.44	180,000	$18,622,443
May 4 - May 31	103,081	$69.37	103,081	$11,475,065
June 1 - June 28	18,305	$67.89	—	$11,475,065
Total	301,407		283,081

(1) Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

(2) Includes broker commissions associated with the repurchases. Excludes federal excise tax incurred under The Inflation Reduction Act of 2022.

(3) On October 31, 2023, our Board of Directors announced a new share repurchase authorization for up to $100 million. As of June 28, 2025, we had a remaining authorization amount of approximately $11.5 million under this program. With the remaining availability under the stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

On July 28, 2025, our board of directors authorized a new share repurchase program for $50 million that may used after exhaustion of the 2023 authorization. Under this new authorization, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of fiscal 2025.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1
Employment Agreement by and among BlueLinx Corporation, BlueLinx Holdings Inc., and C. Kelly Wall, dated May 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2025) ±

10.2	*	Form of 2025 Director Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ±
10.3	*	Form of 2025 Employee Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ±
10.4
Form of 2025 Employee Performance-Based Restricted Stock Unit Award Agreement (TSR) under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2025) ±

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.
	±	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: July 29, 2025	By:	/s/ Shyam K. Reddy
Shyam K. Reddy
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2025	By:	/s/ C. Kelly Wall
C. Kelly Wall
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 29, 2025	By:	/s/ Kimberly A. DeBrock
Kimberly A. DeBrock
Vice President and Chief Accounting Officer
(Principal Accounting Officer)