Form 10-Q
period 2025-09-27
BlueLinx Holdings Inc.
filed 2025-11-04
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2025, there were 7,865,058 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended September 27, 2025

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$748,870	$747,288	$2,238,203	$2,241,895
Cost of products sold	640,683	621,619	1,899,198	1,866,101
Gross profit	108,187	125,669	339,005	375,794
Operating expenses (income):
Selling, general, and administrative	89,281	92,210	278,639	272,913
Depreciation and amortization	9,742	9,530	29,086	29,083
Amortization of deferred gains on real estate	(984)	(984)	(2,951)	(2,952)
Other operating, net	182	888	(1,494)	1,210
Total operating expenses	98,221	101,644	303,280	300,254
Operating income	9,966	24,025	35,725	75,540
Non-operating expenses:
Interest expense, net	8,603	4,619	23,640	14,044
Settlement of defined benefit pension plan	—	(2,226)	—	(2,226)
Income before provision for income taxes	1,363	21,632	12,085	63,722
(Benefit) provision for income taxes	(292)	5,616	3,315	15,878
Net income	$1,655	$16,016	$8,770	$47,844

Basic earnings per share	$0.20	$1.88	$1.09	$5.54
Diluted earnings per share	$0.20	$1.87	$1.08	$5.53

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	September 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$429,360	$505,622
Receivables, less allowances of $5,111 and $4,344, respectively	268,652	225,837
Inventories, net	345,879	355,909
Other current assets	55,033	46,620
Total current assets	1,098,924	1,133,988
Property and equipment, at cost	487,858	443,628
Accumulated depreciation	(200,826)	(194,072)
Property and equipment, net	287,032	249,556
Operating lease right-of-use assets	49,062	47,221
Goodwill	55,372	55,372
Intangible assets, net	24,021	26,881
Deferred income tax asset, net	48,385	50,578
Other non-current assets	19,168	14,121
Total assets	$1,581,964	$1,577,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168,551	$170,202
Accrued compensation	10,421	16,706
Finance lease liabilities - current	19,725	12,541
Operating lease liabilities - current	8,806	8,478
Real estate deferred gains - current	3,935	3,935
Other current liabilities	27,624	21,862
Total current liabilities	239,062	233,724
Long-term debt	296,443	295,061
Finance lease liabilities, less current portion	302,079	280,002
Operating lease liabilities, less current portion	41,834	40,114
Real estate deferred gains, less current portion	60,346	63,296
Other non-current liabilities	19,182	19,079
Total liabilities	958,946	931,276
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value, 30,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized, 7,863,445 and 8,294,798 outstanding, respectively	79	83
Additional paid-in capital	91,914	124,103
Retained earnings	531,025	522,255
Total stockholders’ equity	623,018	646,441
Total liabilities and stockholders’ equity	$1,581,964	$1,577,717

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, December 28, 2024	8,295	$83	$124,103	$522,255	$646,441
Net income	—	—	—	2,805	2,805
Vesting of restricted stock units	18	(a)	(a)	—	—
Compensation related to share-based grants	—	—	2,522	—	2,522
Repurchase of shares to satisfy employee tax withholdings	(7)	(a)	(507)	—	(507)
Common stock repurchases and retirements	(186)	(2)	(15,145)	—	(15,147)
Balance, March 29, 2025	8,120	81	110,973	525,060	636,114
Net income	—	—	—	4,310	4,310
Vesting of restricted stock units	62	1	(1)	—	—
Compensation related to share-based grants	—	—	2,341	—	2,341
Repurchase of shares to satisfy employee tax withholdings	(18)	(a)	(1,245)	—	(1,245)
Common stock repurchases and retirements	(283)	(3)	(20,205)	—	(20,208)
Balance, June 28, 2025	7,881	79	91,863	529,370	621,312
Net income	—	—	—	1,655	1,655
Vesting of restricted stock units	26	(a)	(a)	—	—
Compensation related to share-based grants	—	—	3,452	—	3,452
Repurchase of shares to satisfy employee tax withholdings	(9)	(a)	(677)	—	(677)
Common stock repurchases and retirements	(35)	(a)	(2,724)	—	(2,724)
Balance, September 27, 2025	7,863	$79	$91,914	$531,025	$623,018

(a) Activity rounds to less than one thousand dollars

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount
Balance, December 30, 2023	8,650	$87	$165,060	$469,139	$634,286
Net income	—	—	—	17,492	17,492
Vesting of restricted stock units	19	(a)	(a)	—	—
Compensation related to share-based grants	—	—	2,350	—	2,350
Repurchase of shares to satisfy employee tax withholdings	(7)	(a)	(907)	—	(907)
Balance, March 30, 2024	8,662	87	166,503	486,631	653,221
Net income	—	—	—	14,336	14,336
Vesting of restricted stock units	57	1	(1)	—	—
Compensation related to share-based grants	—	—	1,405	—	1,405
Repurchase of shares to satisfy employee tax withholdings	(16)	(a)	(1,545)	—	(1,545)
Common stock repurchases and retirements	(152)	(2)	(15,083)	—	(15,085)
Balance, June 29, 2024	8,551	86	151,279	500,967	652,332
Net income	—	—	—	16,016	16,016
Vesting of restricted stock units	26	(a)	(a)	—	—
Compensation related to share-based grants	—	—	3,186	—	3,186
Repurchase of shares to satisfy employee tax withholdings	(8)	(a)	(816)	—	(816)
Common stock repurchases and retirements	(146)	(2)	(15,127)	—	(15,129)
Balance, September 28, 2024	8,423	$84	$138,522	$516,983	$655,589

(a) Activity rounds to less than one thousand dollars

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income	$8,770	$47,844
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	29,086	29,083
Amortization of debt discount and issuance costs	1,135	990
Settlement of frozen defined benefit pension plan	—	(2,226)
Insurance recoveries in excess of carrying values of property & equipment	(2,443)	—
Provision for deferred income taxes	2,193	1,950
Amortization of deferred gains from real estate	(2,951)	(2,952)
Share-based compensation	8,315	6,941
Changes in operating assets and liabilities:
Accounts receivable	(42,815)	(47,413)
Inventories	10,030	3,097
Accounts payable	(2,850)	27,932
Other current assets	(5,585)	(9,892)
Other assets and liabilities	(4,935)	11,080
Net cash (used in) provided by operating activities	(2,050)	66,434

Cash flows from investing activities:
Disbursements for property and equipment	(21,486)	(19,830)
Proceeds from asset sales and insurance recoveries	2,625	839
Net cash used in investing activities	(18,861)	(18,991)

Cash flows from financing activities:
Common stock repurchases	(38,126)	(29,982)
Debt financing costs	(2,612)	—
Repurchase of shares to satisfy employee tax withholdings	(2,445)	(3,257)
Principal payments on finance lease liabilities	(12,168)	(9,666)
Net cash used in financing activities	(55,351)	(42,905)

Net change in cash and cash equivalents	(76,262)	4,538
Cash and cash equivalents at beginning of period	505,622	521,743
Cash and cash equivalents at end of period	$429,360	$526,281

Supplemental cash flow information:
Interest paid during the period	$30,527	$29,147
Net income tax payments	$3,948	$24,224

Non-cash investing and financing activities:
Property and equipment acquired under finance leases	$41,262	$16,710
Property and equipment investments funded through accounts payable, net	$1,262	$216

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2025
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

The Company has condensed or omitted certain notes and other information from the unaudited condensed consolidated financial statements presented in this report. Therefore, these condensed financial statements and accompanying notes should be read in conjunction with the Company’s 2024 Form 10-K. The results for the three and nine fiscal months ended September 27, 2025 are not necessarily indicative of results that may be expected for the full fiscal year ending January 3, 2026, or any other interim period. For the fiscal reporting periods included in the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company did not have any items of other comprehensive income (loss), nor did the Company have any accumulated other comprehensive income (loss).

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

Significant Accounting Policies

The Company has made no material changes to its significant accounting policies described in the notes to its consolidated financial statement included in its 2024 Form 10-K. The Company did not adopt any new accounting standards during the nine fiscal months ended September 27, 2025.

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

Costs and Expenses Disclosures. On November 4, 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which establishes new disaggregation disclosure requirements for certain costs and expenses in the notes to the consolidated financial statements. Under the new guidance, an entity must provide details of the components of its expense captions from continuing operations presented on the face of the statement of operations as well as a qualitative description of the amounts remaining that are not separately disaggregated quantitatively. Relevant disclosure categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. An entity must also disclose the total amount of selling expenses, and in annual reports, its definition thereof. The disclosure of these costs and expenses will be required in addition to and irrespective of their inclusion in other disclosures. ASU 2024-03 will be effective for the Company for the fiscal 2027 annual reporting period and for interim periods beginning in fiscal 2028. The guidance may be applied prospectively or retrospectively. Since this new ASU addresses only disclosures, the Company does not expect its adoption to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating the new disclosures that will be required upon adoption of ASU 2024-03.

Measurement of Credit Losses for Accounts Receivable and Contract Assets. On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) which amends the guidance in ASC 326 to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 (Revenue from Contracts with Customers), including assets acquired in transactions accounted for under ASC 805 (Business Combinations). Like many other entities, the Company uses historical loss information as a primary source in determining any needed credit loss allowances for accounts receivable. Prior to ASU 2025-05, ASC 326-20 requires an entity that uses historical loss information in estimating expected credit losses to adjust that information to reflect the extent to which management expects current conditions and forecasted conditions to differ from the conditions that existed over the historical loss period. Such adjustments often require the assessment of macroeconomic data (e.g., unemployment rates, property values, commodity values). ASU 2025-05 will allow entities to elect a practical expedient (an accounting policy election) to assume the current conditions as of the balance sheet date remain unchanged for the remaining life of the asset in the development of a reasonable and supportable forecast for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The practical expedient available under ASU 2025-05 can be adopted any time after July 30, 2025 since early adoption is permitted. The Company is currently evaluating the impact of electing this practical expedient.

Accounting for and Disclosure of Software Costs. On September 18, 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs (“ASU 2025-06”) to clarify and modernize the accounting for costs related to internal-use software to better address both linear and non-linear development manners. The new guidance removes all references to project stages that are currently in ASC 350-40 and will instead use threshold requirements that entities must apply to decide when to start capitalizing software costs. Specifically, the guidance will require entities to begin capitalizing software costs, including website development costs, when both of the following occur: 1) management authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete” recognition threshold). ASU 2025-06 is effective for the Company beginning in interim and annual reporting periods in fiscal 2028, and early adoption is permitted which the Company is evaluating. Entities may apply the guidance using a prospective, retrospective, or modified transition approach. However, under the prospective approach, entities would still be required to apply the new guidance to all new costs incurred for all software projects, including in-process projects, as of the date of adoption. ASU 2025-06 also specifies that the disclosures under ASC 360-10 (Property, Plant, and Equipment) apply overall to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The Company is currently evaluating the impacts that ASU 2025-06 may have on its financial position and results of operations, and such impacts may depend in part on the status and type of any in-process software projects at the time of adoption.

2. Inventory
On the Company’s consolidated balance sheets, Inventories, net consist almost entirely of finished goods inventory, with a very limited amount of work-in-process inventory. The cost of inventories is determined by the moving average cost method. The Company includes all material charges directly incurred in bringing inventory to its existing condition and location, including the cost of inbound freight, volume incentives, inventory adjustments, tariffs, duties and other import fees. The Company evaluates the carrying value of its inventory at the end of each fiscal quarter to ensure that inventory, when viewed by category, is carried at the lower-of-cost-or-net-realizable-value (“LCNRV”). This evaluation also considers matters that may impact the net realizable value of inventory such as damaged or obsolete inventory. Any LCNRV decline that is expected to be restored within the current fiscal year, prior to the inventory being sold, is not recognized in an interim fiscal period. As of September 27, 2025 and December 28, 2024, the carrying values of the Company’s inventory reported on its consolidated balance sheets did not reflect any adjustments for LCNRV matters.

On the Company’s consolidated statements of operations, substantially all of the amount reported in Cost of products sold is composed of costs incurred to purchase inventory that is subsequently resold to customers, including costs related to import duties and tariffs. Import duties and tariffs are not typically passed through to customers as separately billed charges.

Certain import duties are classified by the U.S. Department of Commerce (the “Commerce Department”) as “anti-dumping or countervailing” (“AD/CV”) duties and these duties may be subject to periodic review and adjustments by the Commerce Department through a process known as a trade remedy administrative review, which can result in both retroactive and prospective adjustments to duty rates. At the time of importation, the Company tenders AD/CV duty cash deposits (as use of that term has been defined by the Commerce Department) to the U.S. Customs and Border Protection (“U.S. Customs”) and accounts for duties based on the then-current rates in effect, and records any retroactive adjustments as a change in estimate in the period in which U.S. Customs adjusts duty rates at the time entries subject to AD/CV duties liquidate (as use of that term has been defined by the Commerce Department), typically through the resolution of a trade remedy administrative review proceeding. Any such retroactive adjustments for AD/CV duties either increase or decrease the Company’s Cost of products sold in the reporting period that the duty rates are adjusted since substantially all impacted inventories have typically been subsequently sold.

Retroactive adjustments to certain AD/CV duty rates resulted in additional Costs of products sold of $2.2 million for the Company during the three fiscal months ended September 27, 2025. During the nine fiscal months ended September 27, 2025, retroactive adjustments and refunds for certain AD/CV duty rates resulted in a net credit of $0.2 million to the Company’s Cost of products sold. During the three and nine fiscal months ended September 28, 2024, retroactive adjustments and refunds for certain AD/CV duty rates resulted in credits of $3.8 million and $20.7 million, respectively, to the Company’s Cost of products sold.

Additionally, the Company received interest income related to certain AD/CV refunds of $0.5 million during the nine fiscal months ended September 27, 2025. During the three and nine fiscal months ended September 28, 2024, the Company received interest income related to certain AD/CV refunds of $0.7 million and $2.7 million, respectively. This interest income is reflected in Interest expense, net on the Company’s consolidated statements of operations for the respective fiscal reporting periods.

See Note 8, Commitments and Contingencies, for disclosure concerning another matter related to import duties.
3. Goodwill and Intangible Assets, net
During the nine fiscal months ended September 27, 2025, the only change to the carrying values of the Company’s Goodwill and Intangible assets, net, was the scheduled amortization of intangible assets, all of which have definite lives. Amortization expense for intangible assets was $1.0 million and $1.0 million for the three fiscal months ended September 27, 2025 and September 28, 2024, respectively, and $2.9 million and $3.0 million for the nine fiscal months ended September 27, 2025 and September 28, 2024, respectively.
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
There were no goodwill impairment charges recorded in the three and nine fiscal months ended September 27, 2025 or September 28, 2024, and there were no accumulated goodwill impairment balances as of September 27, 2025 or December 28, 2024. Non-cash provisions for the impairment of goodwill and/or other intangible assets could arise in future reporting periods due to sustained and significant changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic and industry conditions, the loss of key customers, a sustained decrease in the Company’s share price, or other unanticipated events.
4. Revenue Recognition
The following table presents the Company’s revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Three Fiscal Months Ended		Nine Fiscal Months Ended
Product type	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In thousands)
Specialty products	$525,455	$519,000	$1,548,301	$1,562,300
Structural products	223,415	228,288	689,902	679,595
Total net sales	$748,870	$747,288	$2,238,203	$2,241,895

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

	Three Fiscal Months Ended		Nine Fiscal Months Ended
Sales channel	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In thousands)
Warehouse and reload	$627,704	$622,981	$1,849,479	$1,843,942
Direct	137,640	140,505	435,222	445,606
Customer discounts and rebates	(16,474)	(16,198)	(46,498)	(47,653)
Total net sales	$748,870	$747,288	$2,238,203	$2,241,895

The Company generally expenses sales commissions when incurred because the amortization period would typically be one year or less. These expenses are recorded within SG&A expense on the Company’s consolidated statements of operations.

The Company has made an accounting policy election to treat outbound shipping and handling activities as an SG&A expense. Shipping and handling expenses include amounts related to the administration of the Company’s logistical infrastructure, handling of material in its warehouses, and amounts pertaining to the delivery of products to customers, such as fuel and maintenance expenses for mobile fleet, wages for drivers, and third-party freight charges. These expenses were $41.1 million and $39.2 million for the three fiscal months ended September 27, 2025 and September 28, 2024, respectively, and $121.9 million and $115.0 million for the nine fiscal months ended September 27, 2025 and September 28, 2024, respectively.

Performance obligations in contracts with customers generally consist solely of the delivery of goods.

5. Debt and Finance Lease Obligations

As of September 27, 2025 and December 28, 2024, debt and finance lease obligations consisted of the following:

	As of
	September 27, 2025	December 28, 2024
	(In thousands)
Senior Secured Notes (“2029 Notes”) (1)	$300,000	$300,000
Revolving credit facilities (2)	—	—
Unamortized debt issuance costs	(1,438)	(2,437)
Unamortized bond discount costs	(2,119)	(2,502)
	296,443	295,061
Finance lease obligations (3)	321,804	292,543
Less: current portion of finance lease obligations	19,725	12,541
Total debt and finance leases, net of current portions	$598,522	$575,063

(1) As of September 27, 2025 and December 28, 2024, long-term debt was comprised of $300 million of Senior Secured Notes (“2029 Notes”) issued in October 2021 and maturing November 15, 2029. These notes are presented under the Long-term debt caption of the Company’s unaudited condensed consolidated balance sheets in the net amounts of $296.4 million and $295.1 million as of September 27, 2025 and December 28, 2024, respectively. This balance sheet presentation is net of unamortized discount of $2.1 million and $2.5 million, respectively, and unamortized debt issuance costs of $1.4 million and $2.4 million, respectively, as of September 27, 2025 and December 28, 2024. The Senior Secured Notes are presented in this table at their face value.

(2) Available borrowing capacity under revolving credit facility was $347.3 million and $346.2 million as of September 27, 2025 and December 28, 2024, respectively. The available borrowing capacity reflects undrawn letters of credit.

(3) Refer to Note 7, Leases, for interest rates associated with finance lease obligations. Amounts on this line include $125.1 million and $125.1 million as of September 27, 2025 and December 28, 2024, respectively, for sale-leasebacks of real estate in fiscal 2019 and fiscal 2020 that did not qualify for sale treatment for accounting purposes. Under these sale-leaseback arrangements, the Company is not entitled to legal ownership of the assets at any time, including at expiration of the arrangements, nor is the Company entitled to purchase the assets at a bargain purchase price.

Interest expense, net on the Company’s unaudited condensed consolidated statements of operations consisted of the following components:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In thousands)
Interest expense	$12,540	$11,668	$37,233	$35,958
Less: Interest income	3,937	7,049	13,593	21,914
Interest expense, net	$8,603	$4,619	$23,640	$14,044

Interest expense for the reporting periods presented in the above table primarily reflects interest expense for the 2029 Notes, interest expense on finance lease obligations, certain ongoing fees for the revolving credit facilities that are classified as interest expense, amortization of debt issuance costs for the 2029 Notes and revolving credit facilities, and amortization of original-issue bond discount on the 2029 Notes. Total amortization of debt issuance costs plus bond discount costs was $0.5 million and $0.3 million for the three fiscal months ended September 27, 2025 and September 28, 2024, respectively, and $1.1 million and $1.0 million for the nine fiscal months ended September 27, 2025 and September 28, 2024, respectively. Interest expense for the nine fiscal months ended September 27, 2025 and September 28, 2024 also included $0.6 million and $1.2 million, respectively, of estimated interest expense related to import duties that the Company believes it may owe (see Note 8, Commitments and Contingencies). These amounts for the three fiscal months ended September 27, 2025 and September 28, 2024 were not material.

Interest income for the reporting periods presented in the above table primarily reflects interest earned on the Company’s cash and cash equivalents. Refunds received from U.S. Customs for certain retroactive AD/CV import duty adjustments (see Note 2, Inventory) resulted in additional interest income of $0.5 million for the nine fiscal months ended September 27, 2025, and $0.7 million and $2.7 million for the three and nine fiscal months ended September 28, 2024, respectively.

2029 Notes

Interest expense, excluding fees and amortization of debt issuance costs and bond discount, for the 2029 Notes is accrued by the Company in the amount of $4.5 million for each quarterly fiscal period. Interest is paid semi-annually. The 2029 Notes pay the holders interest at a fixed annual rate of 6.0% through maturity. See Note 11, Fair Value, for additional information about the 2029 Notes.

Revolving Credit Facility and Prior Revolving Credit Facility

On August 27, 2025, the Company entered into an asset-backed credit agreement, among the Company, certain of the Company’s subsidiaries, as borrowers (together with the Company, the “Borrowers”) or guarantors thereunder, Bank of America, National Association, in its capacity as administrative agent and swing line lender (“BofA”), and certain other financial institutions party thereto (the “Revolving Credit Agreement”). The Revolving Credit Agreement matures August 27, 2030 and initially provides for a senior secured revolving loan and letter of credit facility of up to $350 million (the “Revolving Credit Facility”). The Revolving Credit Facility also includes a $35 million swing line subfacility and letters of credit in an aggregate amount of up to $30 million are available under the Revolving Credit Facility. Subject to certain conditions and consents, the Borrowers have the option to increase the facility by an aggregate additional principal amount of up to $300 million. If the Borrowers obtain the full amount of the additional increases in commitments, the Revolving Credit Facility could allow total borrowings of up to $650 million. The Company capitalized new debt issuance costs of $2.6 million in connection with execution of the Revolving Credit Agreement on August 27, 2025. On the Company’s consolidated balance sheet, the unamortized balance of these debt issuance costs is included within Other non-current assets.

In connection with the execution of the Revolving Credit Agreement, the Company and certain of the Company’s subsidiaries also entered into a Guaranty and Security Agreement with BofA (the “Revolving Guaranty and Security Agreement”). Pursuant to the Revolving Guaranty and Security Agreement, the Borrowers’ obligations under the Revolving Credit Agreement are secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items. A collateral agent is used by the Borrowers.

Any borrowings under the Revolving Credit Agreement are subject to availability under the Borrowing Base (as such term is defined in the Revolving Credit Agreement). The Borrowers will be required to repay revolving loans thereunder to the extent that such revolving loans exceed the Borrowing Base then in effect. The Revolving Credit Facility may be prepaid in whole or in part from time to time without penalty or premium, but including all breakage costs incurred by any lender thereunder.

If borrowings are outstanding under the Revolving Credit Agreement, interest accrues at a rate per annum equal to (i) the then-current Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 1.25% to 1.75%, with the amount of such margin determined based upon the average of the Borrowers’ excess availability (as defined) for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on SOFR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.25% to 0.75%, with the amount of such margin determined based upon the average of the Borrowers’ excess availability (as defined) for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on the base rate.

In the event excess availability falls below the greater of (i) $30 million and (ii) 10% of the lesser of (a) the borrowing base and (b) the aggregate revolver commitments of all lenders at such time, the Revolving Credit Agreement requires maintenance of a fixed charge coverage ratio of 1.0 to 1.0 until such time as the Borrowers’ excess availability has been at least the greater of (i) $30 million and (ii) 10% of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time for a period of 30 consecutive days.

The Revolving Credit Agreement replaced the Borrowers’ existing $350 million secured revolving credit facility, dated April 13, 2018, as amended, by and among the Company, certain of the Company’s subsidiaries, as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain other financial institutions party thereto (the “Prior Revolving Credit Facility”). No borrowings were outstanding on the Prior Revolving Credit Facility and the balance of its unamortized debt issuance costs was not material.

As of September 27, 2025 and December 28, 2024, the Company had no outstanding borrowings under either of the aforementioned revolving credit facilities. Available borrowing capacity, reduced for undrawn letters of credit, under the Revolving Credit Facility and the Prior Revolving Credit Facility was $347.3 million and $346.2 million as of September 27, 2025 and December 28, 2024, respectively. Excess availability, which includes availability under the revolving credit facilities plus cash and cash equivalents in qualified deposit accounts, was $776.6 million and $851.8 million as of September 27, 2025 and December 28, 2024, respectively. See Note 13, Subsequent Event, to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Debt Covenants

The Revolving Credit Facility and the 2029 Notes contain various covenants and restrictions, including customary financial covenants. The Company was in compliance with all such covenants as of September 27, 2025 and December 28, 2024. The Company’s right to make draws on the Revolving Credit Facility may be conditioned upon, among other things, compliance with these covenants. These covenants also limit the Company’s ability to, among other things: incur additional debt; grant liens on assets; make investments; repurchase stock; pay dividends and make distributions; sell or acquire assets, including certain real estate assets, outside the ordinary course of business; engage in transactions with affiliates; and make fundamental business changes.

Finance Lease Obligations

The Company’s finance lease liabilities consist of leases related to equipment, vehicles, and real estate, with the majority of those finance leases related to real estate. For more information on the Company’s finance lease obligations, refer to Note 7, Leases.
6. Share-Based Compensation
The Company incurred stock-based compensation expense of $3.5 million and $3.2 million in the three fiscal months ended September 27, 2025 and September 28, 2024, respectively, and $8.3 million and $6.9 million in the nine fiscal months ended September 27, 2025 and September 28, 2024, respectively.

During the three and nine fiscal months ended September 27, 2025, the Company issued new grants for 2,784 and 296,707 restricted stock units (“RSUs”), respectively, with a weighted-average grant-date fair value of $74.43 and $75.88 per grant. These new RSU grants are scheduled to vest in one year, in three years, or over three years, depending on the terms of each grant, with vesting dependent on service requirements for all awards and market-based conditions for certain awards. Each RSU grant issued during the nine fiscal months ended September 27, 2025 will potentially result in the future issuance of one share of the Company’s common stock if the vesting conditions are satisfied; however, RSUs issued with market-based vesting conditions could vest at rates between 50% and 200%.

During the three fiscal months ended September 27, 2025, the three-year performance measurement period concluded for performance-based grants that were issued in fiscal 2022. At the end of the performance measurement period, 40,055 grants (each representing one underlying share of the Company’s common stock) were outstanding. For these 40,055 grants, 5,780 vested and 34,275 were forfeited based on final achievement results for the performance criteria contained in the grants.

Under the authorization of the 2021 BlueLinx Holdings, Inc. 2021 Long-Term Incentive Plan, 328,991 shares of the Company’s common stock remain authorized and available for future issuances of equity-based compensation awards as of September 27, 2025.

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
The Company’s finance lease liabilities consist of leases related to equipment and vehicles, and real estate. A majority of the Company’s finance leases relate to real estate. During fiscal 2017 and fiscal 2018, the Company entered into real estate financing transactions on certain of its warehouse facilities. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, the Company leased the properties under long-term leases with renewal options. The Company accounted for these transactions in accordance with the ASC 840, Leases, which was the lease accounting standard in effect for the Company at the inception of these arrangements. The Company recorded these transactions as finance lease liabilities (“capital lease” liabilities under legacy ASC 840) on its consolidated balance sheet. Gains on these sale-leaseback transactions were deferred and are being recognized in the Company’s earnings in each subsequent reporting period. As of September 27, 2025 and December 28, 2024, the remaining unrecognized deferred gains related to these transactions were $64.3 million and $67.2 million, respectively, and these deferred gains are being recognized in earnings on a straight-line basis. The Company recognized $1.0 million and $1.0 million of the deferred gains in the three fiscal months ended September 27, 2025 and September 28, 2024, respectively, and $3.0 million and $3.0 million in the nine fiscal months ended September 27, 2025 and September 28, 2024, respectively.

The following table presents the assets and liabilities related to the Company’s leases as of September 27, 2025 and December 28, 2024:

		As of
Lease Assets and Liabilities		September 27, 2025	December 28, 2024
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$49,062	$47,221
Finance lease right-of-use assets (1)	Property and equipment, net	164,077	134,319
Total lease right-of-use assets		$213,139	$181,540

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities - current	$8,806	$8,478
Finance lease liabilities	Finance lease liabilities - current	19,725	12,541
Non-current portion:
Operating lease liabilities	Operating lease liabilities - noncurrent	41,834	40,114
Finance lease liabilities	Finance lease liabilities - noncurrent	302,079	280,002
Total lease liabilities		$372,444	$341,135
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $111.8 million and $112.3 million as of September 27, 2025 and December 28, 2024, respectively.

The components of lease expense were as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
Components of lease expense	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In thousands)
Operating lease expense:
Operating lease expense before sublease income	$3,040	$2,886	$9,180	$7,965
Sublease income	(953)	(900)	(2,809)	(2,648)
Operating lease expense	$2,087	$1,986	$6,371	$5,317

Finance lease expense:
Amortization of right-of-use assets	$4,970	$4,716	$14,396	$14,478
Interest on lease liabilities	7,004	6,407	20,857	19,108
Total finance lease expense	$11,974	$11,123	$35,253	$33,586

Supplemental cash flow information related to leases is as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows, operating leases	$3,024	$2,930	$9,031	$8,132
Operating cash flows, finance leases	$7,004	$6,407	$20,857	$19,108
Financing cash flows, finance leases	$4,067	$3,255	$12,168	$9,666

Non-cash supplemental cash flow information related to leases is as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
Non-cash information	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In thousands)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$438	$3,183	$4,397	$14,515
Finance leases	$8,375	$5,560	$41,262	$16,710

Supplemental balance sheet information related to leases is as follows:

	As of
Balance Sheet Information	September 27, 2025	December 28, 2024
	($ in thousands)
Finance leases
Property and equipment	$275,891	$246,635
Accumulated depreciation	(111,814)	(112,316)
Property and equipment, net	$164,077	$134,319
Weighted Average Remaining Lease Term (in years)
Operating leases	7.5	8.3
Finance leases	16.1	17.7
Weighted Average Discount Rate
Operating leases	8.09%	8.15%
Finance leases	8.72%	8.88%
The major categories of the Company’s obligations under finance leases as of September 27, 2025 and December 28, 2024 were as follows:

	As of
	September 27, 2025	December 28, 2024
Category:	(In thousands)
Equipment and vehicles	$80,264	$49,785
Real estate(1)	241,540	242,758
Total finance leases	$321,804	$292,543
(1)Amounts include $125.1 million and $125.1 million as of September 27, 2025 and December 28, 2024, respectively, for sale-leasebacks of real estate in fiscal 2019 and fiscal 2020 that did not qualify for sale treatment for accounting purposes.
Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of September 27, 2025. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the unaudited condensed consolidated balance sheet, including options to extend lease terms that are reasonably certain of being exercised.

Fiscal Year:	Operating Leases	Finance Leases
	(In thousands)
2025 (remainder of fiscal year)	$3,711	$11,173
2026	11,173	48,540
2027	10,031	42,951
2028	9,238	43,166
2029	7,803	39,911
Thereafter	27,704	487,736
Total lease payments	$69,660	$673,477
Less: imputed interest	(19,020)	(351,673)
Total	$50,640	$321,804

8. Commitments and Contingencies
Regulatory Matters
Government and regulatory agencies may have the ability to conduct routine audits and periodic examinations of, and administrative proceedings regarding, the Company’s business operations.
As previously disclosed, U.S. Customs gathered initial information from the Company under routine audit procedures, and the information indicated that the Company potentially underpaid import duties in prior periods arising from certain classification discrepancies for products imported into the United States as separately entered shipments. In working with U.S. Customs, the Company has exercised reasonable care to address this matter in an equitable and expeditious manner through the filing of a prior disclosure submission with U.S. Customs. As of September 27, 2025 and December 28, 2024, the Company estimated that it will be required to pay approximately $8.0 million, excluding any interest. This amount is reflected in Other current liabilities on the Company’s unaudited condensed consolidated balance sheet as of September 27, 2025 and December 28, 2024. On the Company’s unaudited condensed consolidated statements of operations, $0.3 million and $8.0 million, excluding interest, was accrued for this matter during the three and nine fiscal months ended September 28, 2024, respectively. These estimated expense accruals were recorded within Cost of products sold. See Note 2, Inventory, for disclosure concerning another matter related to import duties.
In addition, as previously disclosed, U.S. Customs issued proposed notices of action to the Company, asking for confirmation that certain plywood products the Company imported into the United States originated from Vietnam as opposed to China. The Company has provided responses to U.S. Customs and believes that the information it has provided supports the declared origins of the plywood. The Company understands that the review by U.S. Customs of the Company’s imports of certain plywood products from Vietnam remains pending; if the government disagrees with the Company and determines the plywood from Vietnam that was identified in the proposed notice of action originated from China, the Company believes it is reasonably possible that it could be responsible for additional duties on the entries identified by U.S. Customs that could range from zero to $4 million. The Company has not accrued any liability related to this matter due to its contingent status.

Environmental Matters
From time to time, the Company may be involved in proceedings involving various environmental and pollution control laws and regulations in the jurisdictions in which it operates. When the Company believes it has material financial exposure to these matters, it estimates and recognizes adequate liabilities and, if applicable, also timely records any expected recoveries from insurance coverages or subrogation in accordance with GAAP. Such liabilities, when recorded, may or may not be discounted, as required or permitted by GAAP. Based on presently available information, the Company had no material obligations for environmental matters as of September 27, 2025 or December 28, 2024.

Collective Bargaining Agreements
As of September 27, 2025, approximately 19.8% of the Company’s employees were represented by various local labor unions with terms and conditions of employment governed by collective bargaining agreements (“CBAs”). One CBA covering approximately 1.9% of the Company’s employees is up for renewal during the remainder of fiscal 2025.

9. Income Taxes

Effective Income Tax Rate

The Company’s effective income tax rates for the three fiscal months ended September 27, 2025 and September 28, 2024 were (21.4)% and 26.0%, respectively. For the nine fiscal months ended September 27, 2025 and September 28, 2024, the Company’s effective income tax rates were 27.4% and 24.9%, respectively.

The Company’s effective income tax rates for the three and nine fiscal months ended September 27, 2025 were increased by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the anticipated return-to-provision adjustments for the 2024 federal income tax return. However, for the three fiscal months ended September 27, 2025, these items were offset by a benefit from settlements of stock-based compensation grants, resulting in a net income tax benefit for the fiscal period. This benefit in the third quarter of fiscal 2025 related to stock-based compensation was offset by adjustments to the deferred tax asset position for other vested stock compensation in earlier quarters in fiscal 2025.

The Company’s effective income tax rates for the three and nine fiscal months ended September 28, 2024 were impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, partially offset by a partial release of a valuation allowance for deferred income tax assets, and the vesting of restricted stock units.

For fiscal 2025, the Company currently estimates that its annual effective income tax rate will be approximately 29%. On July 4, 2025, the law formally titled “An Act to Provide for the Reconciliation Pursuant to Title II of H. Con. Res. 14” (commonly referred to as the “One Big Beautiful Bill” or “OBBB”) was signed into law. At this time, the Company does not believe the provisions of the OBBB will have a material effect on its effective income tax rates for fiscal 2025 or future years. However, the bonus depreciation provisions of the OBBB are estimated to reduce the Company’s cash payments for income taxes by approximately $3.4 million for fiscal 2025, based on actual and forecasted additions of qualifying assets in fiscal 2025.

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

Diluted earnings per share are calculated using the treasury stock method whereby net income for the period is divided by the weighted average number of shares of common stock outstanding for the period plus the dilutive effect, if any, of shares of stock associated with unvested share-based grants. However, for performance-based share-based grants, the dilutive effect is included only for grants where the performance goals have been achieved.

The reconciliations of basic net income and diluted earnings per common share for the three and nine fiscal months ended September 27, 2025 and September 28, 2024 are as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (in thousands)	$1,655	$16,016	$8,770	$47,844

Weighted-average shares outstanding - Basic	7,887,931	8,496,383	8,026,583	8,622,616
Dilutive effect of share-based awards	58,283	31,927	58,054	24,015
Weighted-average shares outstanding - Diluted	7,946,214	8,528,310	8,084,637	8,646,631

Basic earnings per share	$0.20	$1.88	$1.09	$5.54
Diluted earnings per share	$0.20	$1.87	$1.08	$5.53
Weighted-average unvested time-based, performance-based, and market-based restricted stock units (“RSUs”) totaling 136,277 and 59,218 for the three and nine month fiscal periods ended September 27, 2025, respectively, and 6,299 and 1,644 for the three and nine month fiscal periods ended September 28, 2024, respectively, were not included in the dilutive effect of share-based awards for the respective periods because their effects were antidilutive. Additionally, as of September 27, 2025 and September 28, 2024, a total of 77,703 and 139,654, respectively, of certain unvested performance-based RSUs were outstanding but were not evaluated for potential dilution because their performance metrics had not been achieved as of the end of the respective reporting periods. The dilutive effects for these excluded awards could change in future reporting periods.

Repurchases of Common Stock
On October 31, 2023, the Company’s board of directors authorized a share repurchase program for $100 million. During the three and nine fiscal months ended September 27, 2025, the Company repurchased 34,427 and 503,556 shares, respectively, of its common stock at a weighted-average average price of $79.59 and $74.97, respectively, including broker commissions but excluding federal excise tax on the repurchases, for a total of $2.7 million and $37.7 million, respectively. These amounts are based on trade date activity, while the amounts reported on the Company’s consolidated statements of cash flows for share repurchases are based on settlement date activity. As of September 27, 2025, there remained approximately $8.7 million repurchase capacity under the authorization approved October 31, 2023.

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

11. Fair Value

As of September 27, 2025 and December 28, 2024, the Company had no assets or liabilities for which the carrying value is remeasured to fair value at the end of each reporting period. The Company has not elected the fair value reporting option for any of its financial instruments.

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

Debt

The estimated fair value of the Company’s $300 million 2029 Notes was determined based on Level 2 input using observable market prices in less active markets, as presented below:

	As of
	September 27, 2025		December 28, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
2029 Notes	$296,443	$296,844	$295,061	$293,597
(1) The $300 million obligation for the 2029 Notes is presented on the Company’s consolidated balance sheets net of unamortized debt issuance costs and discount totaling $3.6 million and $4.9 million as of September 27, 2025 and December 28, 2024, respectively. Periodic amortization of the issuance costs and discount each reporting period causes the carrying value of the 2029 Notes to gradually increase to the $300 million maturity amount scheduled for November 15, 2029. See Note 5, Debt and Finance Lease Obligations.
There were no borrowings outstanding under the Company’s revolving credit facilities during the three and nine fiscal months ended September 27, 2025 or during fiscal year 2024.

12. Segment Reporting

The Company has one reportable segment: building products. The segment sells building products that are grouped into two primary product categories: specialty products and structural products. The Company’s chief operating decision maker (“CODM”), as that term is defined under U.S. GAAP, is its chief executive officer (CEO). The Company derives substantially all of its revenues from the United States and all of the Company’s assets are located in the United States. The measure of segment assets is reported on the Company’s balance sheet as total consolidated assets. The segment’s accounting policies are the same as the accounting policies for the Company, as described in Note 1, Summary of Significant Accounting Policies, in Part II, Item 8 of the Company’s most recent Annual Report on Form 10-K.

The CODM’s method under GAAP used to assess performance and allocate resources is based on Net income as reported on the Company’s consolidated statement of operations. The CODM uses Net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the building products segment or into other business matters, such as acquisitions or repurchases of portions of the Company’s outstanding common stock. The following table presents information about Net income and significant expenses that are regularly reviewed by the Company’s CODM:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(In thousands)
Net sales	$748,870	$747,288	$2,238,203	$2,241,895

Expenses:
Cost of specialty products sold	438,105	418,521	1,270,891	1,253,422
Cost of structural products sold	202,578	203,098	628,307	612,679
SG&A - delivery and logistics	41,138	39,217	121,919	114,981
SG&A - sales	18,456	16,708	54,732	51,556
SG&A - all other	29,687	36,285	101,988	106,376
Depreciation of property and equipment	8,789	8,576	26,226	26,124
Amortization of definite-lived intangible assets	953	954	2,860	2,959
Amortization of deferred gains on real estate	(984)	(984)	(2,951)	(2,952)
Interest expense	12,540	11,668	37,233	35,958
Interest income	(3,937)	(7,049)	(13,593)	(21,914)
Settlement of frozen defined benefit pension plan (1)	—	(2,226)	—	(2,226)
Other operating, net (2)	182	888	(1,494)	1,210
(Benefit) provision for income taxes	(292)	5,616	3,315	15,878
Total segment expenses	747,215	731,272	2,229,433	2,194,051

Segment net income	1,655	16,016	8,770	47,844

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$1,655	$16,016	$8,770	$47,844

(1) As previously disclosed, during the third quarter of fiscal 2024 the Company benefited by $2.2 million for a settlement adjustment related to the Company’s frozen defined benefit pension plan that was settled in Fiscal 2023. This adjustment amount is reported as Non-operating expense on the Company’s unaudited condensed statements of operations for the three and nine fiscal months ended September 28, 2024.

(2) As previously disclosed, during the first quarter of fiscal 2025 the Company settled certain of the initial insurance claims related to property and equipment that was damaged or destroyed at its Erwin, Tennessee owned facility in late third quarter of fiscal 2024 due to Hurricane Helene. The Company received insurance proceeds that exceeded the carrying values of the damaged or destroyed assets by $2.4 million and this amount is included in Other Operating, net on the Company’s unaudited condensed consolidated statement of operations for the nine fiscal months ended September 27, 2025. For the nine fiscal months ended September 28, 2024, Other operating expenses, net included $1.2 million of estimated losses related to Hurricane Helene in third quarter of fiscal 2024, and this amount represented insurance deductibles for damaged or destroyed property and equipment.

13. Subsequent Event

As previously disclosed, on October 31, 2025 the Company’s wholly-owned subsidiary, BlueLinx Corporation, entered into an equity purchase agreement (the “Purchase Agreement’) to acquire all issued and outstanding membership interests of Disdero Lumber Company, LLC, an Oregon limited liability company (“Disdero”), from privately held Tumac Lumber Company, Inc., a Washington corporation and the sole member of Disdero. Disdero, founded in 1953 and based in metro Portland, Oregon, is a distributor of premium specialty wood products used primarily in the construction of high-end, custom homes and decks, as well as upscale multi-family residential and commercial projects. The acquisition of Disdero continues the Company’s expansion into the western U.S. and is expected to serve as a catalyst for the Company’s growth by using its national distribution network to offer Disdero’s premium specialty products to the Company’s customer base. The acquisition price of $96 million was funded by the Company through its existing cash and cash equivalents and is subject to customary post-closing adjustments. The Purchase Agreement also contains certain limited indemnification provisions.

The acquisition of Disdero will be accounted for by the Company under the provisions of ASC 805 as a business combination under the acquisition method. Based on the timing of the acquisition, the initial accounting for it is not yet complete. The Company is in the process of determining the fair values for accounting purposes of the assets acquired and liabilities assumed, including inventory, accounts receivable, accounts payable, equipment, right-of-use lease assets and obligation, and separately identifiable intangible assets. The results of operations and cash flows for Disdero will be reflected in the Company’s consolidated financial results beginning November 1, 2025, and the preliminary accounting for the assets acquired and liabilities assumed will be reported in the Company’s consolidated balance sheet as of January 3, 2026.

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

These risks and uncertainties also include those discussed under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q, under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2024, as supplemented in Part II, Item 1A, “Risk Factors,” in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, and those risks and uncertainties discussed elsewhere in this Form 10-Q, and in future reports that we file with the SEC.

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

4.Maintain a disciplined capital structure and pursue strategic investments that increase the value of the Company. We continue to strategically target acquisition opportunities that grow our higher-margin specialty products business, expand our geographic reach, or complement our existing capabilities. We also continue to evaluate and identify additional markets that are potential opportunities for new market development. We further seek to maintain a disciplined capital structure while at the same time investing in our business to modernize our distribution facilities, as well as our tractor and trailer fleet, and to improve operational performance. During the nine fiscal months ended September 27, 2025, we:

•Used cash of $21.5 million and entered into $41.3 million of finance leases to enhance our facilities and fleet.
•Returned capital of $37.7 million to our shareholders by using cash to purchase 503,556 shares of our common stock at an average price of $74.94, excluding broker commissions and excise tax.

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

Factors That Affect Our Operating Results and Trends

Our results of operations and financial performance are influenced by a variety of factors, including the following: adverse housing market conditions; consolidation among competitors, suppliers, and customers; escalating changes in retaliatory trade policies of the United States and other countries; our dependence on international suppliers and manufacturers for certain products and related exposure to risks of new or increased tariffs and other risks that could affect our financial condition; pricing and product cost variability; disintermediation risk; volumes of product sold; competition; the cyclical nature of the industry in which we operate; loss of products or key suppliers and manufacturers; information technology security risks and business interruption risks; effective inventory management relative to our sales volume or the prices of the products we produce; acquisitions and the integration and completion of such acquisitions; the ability to attract, train, and retain highly qualified associates and other key personnel while controlling related labor costs; business disruptions; exposure to product liability and other claims and legal proceedings related to our business and the products we distribute; natural disasters, catastrophes, fire, wars or other unexpected events; the impacts of climate change; successful implementation of our strategy; wage increases or work stoppages by our union employees; costs imposed by federal, state, local, and other regulations; compliance costs associated with federal, state, and local environmental protection laws; the effects of epidemics, global pandemics or other widespread public health crises and governmental rules and regulations; fluctuations in our operating results; our level of indebtedness and our ability to incur additional debt to fund future needs; the covenants of the instruments governing our indebtedness limiting the discretion of our management in operating the business; the potential to incur more debt; the fact that we have consummated certain sale leaseback transactions with resulting long-term non-cancelable leases, many of which are or will be finance leases; the fact that we lease many of our distribution centers, and we would still be obligated under these leases even if we close a leased distribution center; inability to raise funds necessary to finance a required repurchase of our senior secured notes; a lowering or withdrawal of debt ratings; changes in our product mix; increases in fuel and other energy prices or availability of third-part freight providers; changes in insurance-related deductible/retention liabilities based on actual loss development experience; the possibility that the value of our deferred tax assets could become impaired; changes in our expected annual effective tax rate could be volatile; the costs and liabilities related to our participation in multi-employer pension plans could increase; the risk that our cash flows and capital resources may be insufficient to service our existing or future indebtedness; interest rate risk, which could cause our debt service obligations to increase; and changes in, or interpretation of, accounting principles. These factors, and the related trends and uncertainties, have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.

For more information on the risk factors impacting our business, refer to Part II, Item 1A, Risk Factors, in this Form 10-Q and to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year 2024, as supplemented in Part II, Item 1A, “Risk Factors,” in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025.

Results of Operations
Our results of operations for the three fiscal months ended September 27, 2025 (“third quarter of fiscal 2025”) and for the three fiscal months ended September 28, 2024 (“third quarter of fiscal 2024”) were as follows:

	Three Fiscal Months Ended September 27, 2025	% of Net Sales	Three Fiscal Months Ended September 28, 2024	% of Net Sales
	($ amounts in thousands)
Net sales	$748,870		$747,288

Gross profit	108,187	14.4%	125,669	16.8%
Less:
Selling, general, and administrative	89,281	11.9%	92,210	12.3%
Depreciation and amortization	9,742	1.3%	9,530	1.3%
Amortization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Other operating, net	182	0.0%	888	0.1%
Operating income	9,966	1.3%	24,025	3.2%
Interest expense, net	8,603	1.1%	4,619	0.6%
Settlement of defined benefit pension plan	—	—%	(2,226)	(0.3)%
Income before provision for income taxes	1,363	0.2%	21,632	2.9%
(Benefit) provision for income taxes	(292)	0.0%	5,616	0.8%
Net income	$1,655	0.2%	$16,016	2.1%

Our results of operations for the nine fiscal months ended September 27, 2025 (“first nine months of fiscal 2025”) and for the nine fiscal months ended September 28, 2024 (“first nine months of fiscal 2024”) were as follows:

	Nine Fiscal Months Ended September 27, 2025	% of Net Sales	Nine Fiscal Months Ended September 28, 2024	% of Net Sales
	($ amounts in thousands)
Net sales	$2,238,203		$2,241,895

Gross profit	339,005	15.1%	375,794	16.8%
Less:
Selling, general, and administrative	278,639	12.4%	272,913	12.2%
Depreciation and amortization	29,086	1.3%	29,083	1.3%
Amortization of deferred gains on real estate	(2,951)	(0.1)%	(2,952)	(0.1)%
Other operating, net	(1,494)	(0.1)%	1,210	0.1%
Operating income	35,725	1.6%	75,540	3.4%
Interest expense, net	23,640	1.1%	14,044	0.6%
Settlement of defined benefit pension plan	—	—%	(2,226)	(0.1)%
Income before provision for income taxes	12,085	0.5%	63,722	2.8%
Provision for income taxes	3,315	0.1%	15,878	0.7%
Net income	$8,770	0.4%	$47,844	2.1%

The following table sets forth net sales by product category and percentage of total net sales by product category:

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
Net sales by product category:	($ amounts in thousands)
Specialty products	$525,455	70%	$519,000	69%	$1,548,301	69%	$1,562,300	70%
Structural products	223,415	30%	228,288	31%	689,902	31%	679,595	30%
Total net sales	$748,870	100%	$747,288	100%	$2,238,203	100%	$2,241,895	100%

The following table sets forth gross profit, the percentage of total gross profit earned by product category, and gross margin percentages by product category:

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
Gross profit by product category:	($ amounts in thousands)
Specialty products	$87,350	81%	$100,479	80%	$277,410	82%	$308,878	82%
Structural products	20,837	19%	25,190	20%	61,595	18%	66,916	18%
Total gross profit	$108,187	100%	$125,669	100%	$339,005	100%	$375,794	100%

Gross margin % by product category:
Specialty products	16.6%		19.4%		17.9%		19.8%
Structural products	9.3%		11.0%		8.9%		9.8%
Company gross margin %	14.4%		16.8%		15.1%		16.8%

Third Quarter of Fiscal 2025 Compared to Third Quarter of Fiscal 2024

For the third quarter of fiscal 2025, the Company’s net sales were $748.9 million, an increase of $1.6 million, or 0.2%, compared to the third quarter of fiscal 2024.
•The overall $1.6 million increase in the Company’s net sales in the current fiscal quarter was attributable to specialty products, partially offset by lower net sales for structural products.
•Approximately 70% and 69% of the Company’s net sales in the third quarters of fiscal 2025 and the third quarter of fiscal 2024, respectively, were generated by specialty products.

The Company’s gross profit for the third quarter of fiscal 2025 decreased by $17.5 million, or 13.9%, to $108.2 million from $125.7 million in the third quarter of fiscal 2024.
•The decrease in the Company’s gross profit in the current fiscal quarter was attributable to both specialty products and structural products.
•Approximately 81% of the Company’s gross profit was generated by specialty products in the third quarter of fiscal 2025, compared to 80% in the third quarter of fiscal 2024.
•Gross margin percentage for the Company decreased from 16.8% to 14.4% in the current fiscal quarter. The decrease was attributable to both specialty products and structural products.
•Cost of products sold for the third quarter of fiscal 2025 included an additional $2.2 million of cost related to retroactive adjustments associated with antidumping/countervailing (“AD/CV”) duties for certain imported specialty products. For the third quarter of fiscal 2024, retroactive import duty-related items resulted in a net benefit to Cost of products sold of $3.5 million. These items impacted the results of operations for specialty products. See Note 2, Inventory, and Note 8, Commitments and Contingencies, to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
•The Company’s gross profit and gross margin percentage for the third quarter of fiscal 2024 were positively impacted by $2.4 million for a LCNRV provision for certain structural products that occurred in the second quarter of fiscal 2024. This provision in the second quarter of fiscal 2024 lowered Cost of products sold in the subsequent third quarter of fiscal 2024 since substantially all of the inventory associated with the LCNRV write-down was sold during the third quarter of fiscal 2024. Such adjustments were not material to the third quarter of fiscal 2025. See Note 2, Inventory, to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
•The LCNRV impact and the retroactive adjustments associated with import duty-related items discussed in the two preceding bullet points caused the Company’s gross margin percentage to decrease from 14.7% to 14.4% for the third quarter of fiscal 2025, and to increase from 16.0% to 16.8% for the third quarter of 2024.

Specialty products - Net sales of specialty products, which include product types such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, increased by $6.5 million, or 1.2%, to $525.5 million in the third quarter of fiscal 2025.
•The increase in net sales for specialty products in the current fiscal quarter was due primarily to higher volume for engineered wood and higher pricing for most product categories, partially offset by lower pricing for engineered wood.
•Specialty products’ gross profit decreased by $13.1 million, or 13.1%, to $87.4 million in the current fiscal quarter due primarily to a competitive pricing environment, particularly for engineered wood.
•Specialty products’ gross margin percentage decreased by 280 basis points to 16.6% compared to 19.4% in the third quarter of fiscal 2024 due primarily to a competitive pricing environment, especially for engineered wood.
•For specialty products’ gross margin percentage, the aforementioned adjustments for import duty-related items reduced the percentage from 17.0% to 16.6% for the third quarter of fiscal 2025, and increased it from 18.7% to 19.4% for the third quarter of fiscal 2024.

Structural products - Net sales of structural products, which include product types such as lumber, panels (including plywood and oriented strand board), rebar, and remesh, decreased by $4.9 million, or 2.1%, to $223.4 million in the third quarter of fiscal 2025 compared to $228.3 million in the third quarter of fiscal 2024.
•This overall decrease in net sales for structural products in the current fiscal quarter was due primarily to lower volume for lumber and panels and lower pricing for panels, partially offset by higher pricing for lumber. Lumber and panel pricing were driven by external market factors.
•Compared to the third quarter of 2024, average commodity prices in U.S. markets during the third quarter of 2025 for lumber were up 6.5% and down 14.1% for panels.
•Structural products’ gross profit decreased overall by $4.4 million, or 17.3%, to $20.8 million in the third quarter of fiscal 2025 from $25.2 million in the third quarter of fiscal 2024. Lower volume was partially offset by overall higher pricing.

•Structural products’ gross margin percentage for the third quarter of fiscal 2025 was 9.3% compared to 11.0% in the third quarter of fiscal 2024.
•The aforementioned LCNRV adjustment increased the gross margin percentage for structural products by 1.0% in the third quarter of fiscal 2024. LCNRV impacts were not material for the third quarter of fiscal 2025.

Our selling, general, and administrative (“SG&A”) expenses decreased by $2.9 million, or 3.2%, compared to the third quarter of fiscal 2024. This overall decrease was due primarily to lower incentive compensation expense in the current period, partially offset by increased sales and logistics expenses driven by our strategy to grow sales in the multi-family channel, expenses associated with our digital transformation initiative, and merit salary increases in early fiscal 2025.

Interest expense, net, which includes gross interest expense less interest income, was $8.6 million and $4.6 million in the third quarter of fiscal 2025 and third quarter of fiscal 2024, respectively, resulting in an increase in net interest expense of $4.0 million in the current fiscal quarter.

•Gross interest expense was $12.5 million and $11.7 million in the third quarter of fiscal 2025 and third quarter of fiscal 2024, respectively. The additional interest expense in the current fiscal quarter was due primarily to additional net finance leases added subsequent to the third quarter of fiscal 2024.
•Interest income was $3.9 million and $7.0 million in the third quarter of fiscal 2025 and third quarter of fiscal 2024, respectively. This decrease in the current fiscal quarter was due to lower average balances for interest-bearing deposits of cash/cash equivalents and due to lower interest rates paid on those deposits in the current fiscal quarter. Additionally, interest income for the third quarter of fiscal 2024 included $0.7 million on refunds from U.S. Customs for AD/CV import duties.

For fiscal 2025, we currently estimate our annual effective income tax rate will be approximately 29%. Our effective income tax rates were (21.4)% and 26.0% for the third quarters of fiscal 2025 and fiscal 2024, respectively. Our effective income tax rate for the third quarter of fiscal 2025 was increased by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and the anticipated return-to-provision adjustments for the 2024 federal income tax return. These increases were offset by a benefit from settlements of stock-based compensation grants, resulting in a net income tax benefit for the fiscal period. Our effective income tax rate for the third quarter of fiscal 2024 was impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, partially offset by a partial release of a valuation allowance for deferred income tax assets, and the vesting of restricted stock units.

On July 4, 2025, the law formally titled “An Act to Provide for the Reconciliation Pursuant to Title II of H. Con. Res. 14” (commonly referred to as the “One Big Beautiful Bill” or “OBBB”) was signed into law. At this time, we do not believe the provisions of the OBBB will have a material effect on our effective income tax rates for fiscal 2025 or future years. However, the bonus depreciation provisions of the OBBB are estimated to reduce our cash payments for income taxes by approximately $3.4 million for fiscal 2025, based on actual and forecasted additions of qualifying assets in fiscal 2025.

Our net income for the third quarter of fiscal 2025 was $1.7 million, or $0.20 per diluted share, versus $16.0 million, or $1.87 per diluted share, in the third quarter of fiscal 2024. Decreases in our net income and earnings per diluted share were due primarily to the factors that were previously discussed in this Item 2. The third quarter of fiscal 2024 also included a benefit of $2.2 million related to an adjustment of the settlement charge incurred in the fourth quarter of 2023 to settle our defined benefit pension plan.

First Nine Months of Fiscal 2025 Compared to First Nine Months of Fiscal 2024

For the first nine months of fiscal 2025, the Company’s net sales were $2.238 billion, a decrease of $3.7 million, or 0.2%, compared to net sales of $2.242 billion in the first nine months of fiscal 2024.
•The overall decrease in net sales in the current fiscal period was attributable to specialty products, partially offset by an increase for structural products. Higher overall volume was offset by overall lower pricing driven by external market factors.
•Approximately 69% of the Company’s net sales in the first nine months of fiscal 2025 were generated by specialty products, compared to approximately 70% in the first nine months of fiscal 2024.

The Company’s gross profit for the first nine months of fiscal 2025 decreased by $36.8 million, or 9.8%, to $339.0 million from $375.8 million in the prior year fiscal period.
•This decline in the Company’s gross profit in the first nine months of fiscal 2025 was attributable to both specialty products and structural products.

•Approximately 82% of the Company’s gross profit was generated by specialty products in both year-to-date fiscal periods.
•The Company’s gross margin percentage was 15.1% for the first nine months of fiscal 2025, a decrease from the 16.8% for the first nine months of fiscal 2024.
•We benefited in the first nine months of fiscal 2024 by $20.7 million (excluding interest) for changes in retroactive rates for certain AD/CV import duties, and this reduced the Company’s Cost of products sold for the 2024 fiscal period (see Note 2, Inventory, to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). This $20.7 million credit to Cost of products sold was partially offset by $8.0 million (excluding interest) of estimated expenses related to import duties in prior periods arising from certain classification discrepancies for products imported into the United States as separately entered shipments (see Note 8, Commitments and Contingencies, to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). These import duty items resulted in a net benefit of $12.7 million (excluding interest) to the Company’s Cost of products sold in the first nine months of fiscal 2024, and increased the Company’s gross margin percentage from 16.2% to 16.8% for the fiscal period. These duty-related items benefited the operating results for specialty products for the first nine months of fiscal 2024. The net impact of import duty-related adjustments was not material for the first nine months of fiscal 2025.

Specialty products - Net sales of specialty products, which include product types such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, decreased by $14.0 million, or 0.9%, to $1.55 billion in the first nine months of fiscal 2025.
•The overall decline in net sales for specialty products in the current fiscal period was due to lower pricing primarily for engineered wood, millwork, and specialty lumber and panels, and by lower volume for industrial products and siding. These declines were partially offset by higher volume for engineered wood products and specialty lumber and panels.
•Specialty products’ gross profit decreased by $31.5 million, or 10.2%, to $277.4 million, due primarily to a competitive pricing environment.
•Specialty products’ gross margin percentage decreased 190 basis points to 17.9% for the first nine months of fiscal 2025 compared to 19.8% in the first nine months of fiscal 2024, due primarily to a competitive pricing environment.
•The net impacts of the aforementioned adjustments related to import duty matters increased specialty products gross profit for the first nine months of fiscal 2024 by $12.7 million and increased specialty products gross margin percentage by 0.8% for the fiscal period. The net impact of import duty-related adjustments was not material for the first nine months of fiscal 2025.

Structural products - Net sales of structural products, which include product types such as lumber, plywood, oriented strand board, rebar, and remesh, increased by $10.3 million to $689.9 million in the first nine months of fiscal 2025.
•This overall increase in net sales for structural products was due primarily to volume increases for panels and pricing increases for lumber, partially offset by pricing declines for panels due to external market factors.
•Compared to the first nine months of fiscal 2024, average commodity prices in U.S. markets during the first nine months of fiscal 2025 for lumber were up 12.4% and down 15.3% for panels.
•Gross profit for structural products decreased by $5.3 million, or 8.0%, to $61.6 million from $66.9 million in the first nine months of fiscal 2024. Higher net sales in the current year fiscal period were offset by margin compression due primarily to external market factors.
•Structural products’ gross margin percentage for the first nine months of fiscal 2025 was 8.9%, a decline from 9.8% in the first nine months of fiscal 2024, due primarily to margin compression mainly from external market factors.

Our SG&A expenses in the first nine months of fiscal 2025 increased by $5.7 million, or 2.1%, compared to the first nine months of fiscal 2024. This overall increase was due primarily to increased logistics expenses driven by our strategy to grow sales in the multi-family channel, expenses associated with our digital transformation, and merit salary increases in early fiscal 2025, partially offset by lower incentive compensation expense in the current period.

Other operating, net improved by $2.7 million compared to the first nine months of fiscal 2024. During the first quarter of fiscal 2025, we settled certain of the initial insurance claims related to property and equipment that were damaged or destroyed at our Erwin, Tennessee owned facility in late third quarter of fiscal 2024 due to Hurricane Helene. We received insurance proceeds that exceeded the carrying values of the damaged or destroyed assets by $2.4 million, and this amount is included in Other operating, net on our unaudited condensed consolidated statement of operations for the first nine months of fiscal 2025.

Interest expense, net, which includes gross interest expense less interest income, increased by $9.6 million compared to the first nine months of fiscal 2024.

•Gross interest expense was $37.2 million and $36.0 million in the first nine months of fiscal 2025 and first nine months of fiscal 2024, respectively. Gross interest expense in the first nine months of fiscal 2025 and the first nine months of fiscal 2024 included $0.6 million and $1.2 million, respectively, related to the aforementioned estimate for an accrual initially made and disclosed in the first quarter of 2024 related to amounts the Company believes it may owe for discrepancies in duties paid in prior years for certain imported goods (see Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Excluding these amounts, gross interest expense in the first nine months of fiscal 2025 and the first nine months of fiscal 2024 would have been $36.6 million and $34.7 million, respectively, an increase in the current fiscal period of $1.8 million compared to the prior year fiscal period. This $1.8 million increase in the current fiscal period was due to additional net finance leases added subsequent to the third quarter of fiscal 2024.
•Interest income was $13.6 million and $21.9 million in the first nine months of fiscal 2025 and first nine months of fiscal 2024, respectively. Interest income in the current fiscal period and the prior year fiscal period included $0.5 million and $2.7 million, respectively, received with the aforementioned duty refunds related to changes in retroactive rates for certain AD/CV duties (see Note 2, Inventory, to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). Excluding these amounts, interest income in the current fiscal period and prior year fiscal period would have been $13.1 million and $19.2 million, respectively, a decrease of $6.1 million in the current fiscal period. This $6.1 million decrease in the current fiscal period was due to lower average balances for interest-bearing deposits of cash/cash equivalents and due to lower interest rates paid on those deposits in the current fiscal period.

For fiscal 2025, we currently estimate our annual effective income tax rate to be approximately 29%. Our effective income tax rates were 27.4% and 24.9% for the first nine months of fiscal 2025 and the first nine months of fiscal 2024, respectively. Our effective income tax rates for both year-to-date fiscal periods were impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and adjustments to deferred income tax assets related to stock-based compensation. Our effective income tax rate for the first nine months of fiscal 2024 also benefited from the partial release of a state income tax valuation allowance for deferred income tax assets. As noted above in the discussion and analysis for the quarterly fiscal periods, we are evaluating the potential impacts of the OBBB, but at this time, we do not expect the provisions of the OBBB to have a material impact on our effective income tax rate for fiscal 2025 or future years. However, the bonus depreciation provisions of the OBBB are estimated to reduce our cash payments for income taxes by approximately $3.4 million for fiscal 2025, based on actual and forecasted additions of qualifying assets in fiscal 2025.

Our net income for the first nine months of fiscal 2025 was $8.8 million, or $1.08 per diluted share, versus $47.8 million, or $5.53 per diluted share, in the first nine months of fiscal 2024. Our net income for the first nine months of fiscal 2025 decreased due primarily to the factors that were previously discussed in this Item 2. The first nine months of fiscal 2024 also included a benefit of $2.2 million related to an adjustment of the settlement charge incurred in the fourth quarter of 2023 to settle our defined benefit pension plan.

Liquidity and Capital Resources

We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations, cash and cash equivalents on hand, and availability from our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for at least the next 12 months and into the foreseeable future. As of September 27, 2025, we had $429 million of cash and cash equivalents plus $347.3 million of availability on our new revolving credit facility.

Senior Secured Notes

In October 2021, we completed the private offering of $300 million of our 6.0% senior secured notes due 2029 (the “2029 Notes”). Interest is payable semi-annually. Our 2029 Notes are scheduled to mature on November 15, 2029, and no principal is due until that time as long as we remain in compliance with the related covenants. As of September 27, 2025, we were in compliance with these covenants.

Revolving Credit Facility

As disclosed in Note 5, Debt and Finance Lease Obligations, to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q), in August 2025 we completed a replacement of our prior revolving credit facility for a new revolving facility that has a maturity date of August 27, 2030 with Bank of America, NA as administrative agent (the “Revolving Credit Facility”). Currently, the maximum borrowing capacity under the Revolving Credit Facility remains at $350 million and it also includes a $35 million swing line subfacility and letters of credit in an aggregate amount of up to $30 million. Subject to certain conditions and consents, we have the option to increase the facility by an aggregate additional principal amount of up to $300 million which could in the future allow total borrowings of up to $650 million.

Similar to the prior revolving credit facility, the Revolving Credit Facility is a senior secured loan and letter of credit facility that is secured by a security interest in substantially all of our assets (other than real property), including inventories, accounts receivable, and proceeds from those items.

As of September 27, 2025 and December 28, 2024, we had zero outstanding borrowings under our revolving credit facilities. Available borrowing capacity, reduced for undrawn letters of credit, under the revolving credit facilities was $347.3 million and $346.2 million as of September 27, 2025 and December 28, 2024, respectively. Excess availability, which includes availability under the revolving credit facilities plus cash and cash equivalents in qualified deposit accounts, was $776.6 million as of September 27, 2025. See Note 13, Subsequent Event, to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

If borrowings are outstanding under our Revolving Credit Facility, interest charges accrue at a rate per annum equal to (i) the then-current Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 1.25% to 1.75%, with the amount of such margin determined based upon the average of our excess availability (as defined) for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on SOFR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.25% to 0.75%, with the amount of such margin determined based upon the average of our excess availability (as defined) for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on the base rate.
Finance Lease Obligations
Our finance lease obligations consist of leases for real estate, equipment, and vehicles totaling $321.8 million and $292.5 million as of September 27, 2025 and December 28, 2024, respectively. Of the $321.8 million as of September 27, 2025, $241.5 million related to real estate and $80.3 million related to equipment. Of the $292.5 million as of December 28, 2024, $242.8 million related to real estate and $49.8 million related to equipment.

Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first nine months of fiscal 2025 was $2.1 million compared to net cash provided of $66.4 million in the first nine months of fiscal 2024. The $68.5 million decrease in cash generated from operating activities during the first nine months of fiscal 2025 was primarily a result of a $39.1 million decrease in net income for the current fiscal period and $31.0 million of net changes in operating assets and liabilities. The bonus depreciation provisions of the OBBB are estimated to reduce our cash payments for income taxes by approximately $3.4 million for fiscal 2025, based on actual and forecasted additions of qualifying assets in fiscal 2025.

Investing Activities

Net cash used in investing activities for the first nine months of fiscal 2025 was $18.9 million compared to net cash used of $19.0 million in the first nine months of fiscal 2024. During the first nine months of fiscal 2025 and first nine months of fiscal 2024, we used cash of $21.5 million and $19.8 million, respectively, to acquire property and equipment. In fiscal 2025, we received initial insurance proceeds of $2.4 million related to property and equipment that were damaged or destroyed due to Hurricane Helene at our Erwin, Tennessee owned facility in September 2024.

Financing Activities

Net cash used in financing activities totaled $55.4 million for the first nine months of fiscal 2025 compared to net cash used of $42.9 million for the first nine months of fiscal 2024. During the first nine months of fiscal 2025, we used cash of $38.1 million to repurchase shares of our common stock, compared to $30.0 million for the first nine months of fiscal 2024. Cash payments on finance lease obligations were higher by $2.5 million in the current fiscal period due to new finance leases added subsequent to September 28, 2024.

Common Stock Repurchases

During the first nine months of fiscal 2025, we repurchased 503,556 shares of our common stock at an average price of $74.97 for a total of $37.7 million, under our 2023 share repurchase authorization. During the first nine months of fiscal 2024, we repurchased 297,951 shares of our common stock at an average price of $100.63 for a total of $30.0 million under this same authorization. These dollar amounts include broker commissions paid but exclude any excise tax that was paid or may be due on the share repurchases under The Inflation Reduction Act of 2022. As of September 27, 2025, there remained $8.7 million repurchase capacity under the 2023 authorization. Between September 27, 2025 and October 31, 2025, we did not repurchase any additional shares of our common stock.

The repurchase dollar amounts noted above are based on trade date activity, while the amounts reported on our consolidated statements of cash flows for share repurchases are based on settlement date activity.

On July 28, 2025, our board of directors authorized a new share repurchase program for $50 million. The 2025 authorization may be used after exhaustion of the 2023 authorization.

Under our share repurchase programs, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

Net Working Capital

Net working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Net working capital is defined as the sum of accounts receivable and inventory, less accounts payable, each determined in accordance with GAAP and included in our consolidated balance sheets. This metric differs from traditional working capital in that it excludes certain current assets and current liabilities that are reported in our consolidated balance sheets. Net working capital of $446.0 million as of September 27, 2025, compared to $411.5 million as of December 28, 2024, increased on a net basis by approximately $34.4 million, as shown below:

	As of
	September 27, 2025	December 28, 2024	September 28, 2024
	(In thousands)
Receivables, less allowance for doubtful accounts	$268,652	$225,837	$278,049
Inventories, net	345,879	355,909	340,541
	614,531	581,746	618,590

Accounts payable	168,551	170,202	186,319

Net working capital	$445,980	$411,544	$432,271

Investments in Property and Equipment

Our investments in capital assets consist of purchases of owned assets and the inception of financing lease arrangements for long-lived assets. The gross value of these assets is included in property and equipment, at cost on our unaudited condensed consolidated balance sheets.

For the first nine months of fiscal 2025, we invested $22.7 million in long-lived assets primarily related to investments in our fleet, facility enhancements, and ongoing digital transformation. We also added $41.3 million of property and equipment under finance leases during the first nine months of fiscal 2025, primarily for new tractors and forklifts to enhance our logistics network.

For the first nine months of fiscal 2024, we invested $19.8 million in long-lived assets primarily related to investments in our distribution facilities and to a lesser extent, upgrading our fleet. We also added $16.7 million in new finance leases during the 2024 fiscal quarter for new tractors and forklifts to enhance our logistics network.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for each fiscal month of the fiscal quarter ended September 27, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (4)
June 28 - August 2	6,739	$74.26	—	$61,475,065
August 3 - August 30	11,876	$81.36	9,767	$60,675,337
August 31 - September 27	24,764	$78.74	24,660	$58,736,094
Total	43,379		34,427

(1) Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

(2) Includes broker commissions associated with the repurchases. Excludes federal excise tax incurred under The Inflation Reduction Act of 2022.

(3) On October 31, 2023, our Board of Directors announced a new share repurchase authorization for up to $100 million. As of September 27, 2025, we had a remaining authorization amount of approximately $8.7 million under this program. With the remaining availability under the stock repurchase program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

(4) On July 28, 2025, our board of directors authorized a new share repurchase program for $50 million that can be used after exhaustion of the 2023 authorization.

Under our share repurchase programs, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of fiscal 2025.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1
Credit Agreement, dated August 27, 2025, by and among Bank of America N.A., the Lenders, BlueLinx Holdings Inc., the Borrowers, and the Guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 28, 2025).

10.2
Guaranty and Security Agreement, dated August 27, 2025, by and among the Grantors and Bank of America N.A., as administrative agent for each member of the Lender Group and Bank Product Providers (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 28, 2025).

10.3
Equity Purchase Agreement, dated October 31, 2025, by and among BlueLinx Corporation, Tumac Lumber Co., Inc., and Disdero Lumber Co., LLC (incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.
	±	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: November 4, 2025	By:	/s/ Shyam K. Reddy
Shyam K. Reddy
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ C. Kelly Wall
C. Kelly Wall
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 4, 2025	By:	/s/ Kimberly A. DeBrock
Kimberly A. DeBrock
Vice President and Chief Accounting Officer
(Principal Accounting Officer)