Form 10-K
period 2026-01-03
BlueLinx Holdings Inc.
filed 2026-02-24
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fling reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §232.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2025, was $615,213,431, based on the closing price on the New York Stock Exchange of $74.26 per share on June 27, 2025.
As of February 20, 2026, the registrant had 7,866,824 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of Part III of this Annual Report on Form 10-K incorporate by reference to the registrant’s definitive Proxy Statement for the 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended January 3, 2026.

BLUELINX HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended January 3, 2026

As used herein, unless the context otherwise requires, “BlueLinx,” the “Company,” “we,” “us,” and “our” refer to BlueLinx Holdings Inc. and its wholly-owned subsidiaries. Reference to “fiscal 2025” refers to the 53-week period ending January 3, 2026. Reference to “fiscal 2024” refers to the 52-week period ended December 28, 2024. Reference to “fiscal 2023” refers to the 52-week period ended December 30, 2023.
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

PART I
ITEM 1.  BUSINESS
General
BlueLinx is a leading wholesale distributor of residential and commercial building products in the United States. We are a “two-step” distributor. Two-step distributors purchase products from manufacturers and distribute those products to dealers and other suppliers in local markets, who then sell those products to end users. We carry a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood products (“EWP”), siding, millwork, outdoor living products, specialty lumber and panels, and industrial products. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. We also provide a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for our customers and suppliers, while enhancing their marketing and inventory management capabilities.
We have a strong market position and a broad geographic coverage footprint servicing all 50 U.S. states. We operate branches in 57 cities across the U.S., and some have multiple warehouse and storage facilities which enhance our distribution and storage capacity. This network allows us to serve many of the largest and highest growth metropolitan areas as it relates to forecasted housing starts and repair and remodel spend. Our corporate headquarters facility located near Atlanta in Marietta, Georgia helps support our customers, suppliers, employees, and corporate functions. With the strength of a locally focused sales force, we distribute a comprehensive range of products from suppliers that include some of the leading manufacturers in the industry such as Allura, Arauco, Fiberon, Georgia-Pacific, Huber Engineered Woods, Louisiana-Pacific, Oldcastle APG, Ply Gem, Roseburg, and Westlake Royal. We supply products to a broad base of customers including national home centers, pro dealers, cooperatives, specialty distributors, regional and local dealers and industrial manufacturers. Many of our customers serve residential and commercial builders, contractors and remodelers in their respective geographic areas and local markets.
During the fourth quarter of fiscal 2025, we acquired Disdero Lumber Co. LLC (“Disdero”), a value-added distributor focusing on premium specialty building materials, including decking, trim, flooring, paneling, posts, timbers, siding, and stepping. Disdero’s products are used primarily in the construction of high-end, custom homes and decks, as well as upscale multi-family residential and commercial projects. The acquisition of Disdero was funded with cash on hand. Disdero is based near Portland, Oregon and began operations in 1953. We expect the acquisition of Disdero to strengthen and expand our offerings for premium specialty products, which typically have higher profit margins, and increase our market penetration in the Pacific Northwest. We plan to operate Disdero under its established brand name for the foreseeable future.
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
1.Grow our higher-margin specialty product categories. We continue to pursue a revenue mix weighted towards higher-margin, specialty product categories such as engineered wood products, siding, millwork, outdoor living products, specialty lumber and panels, and industrial products. Additionally, we are expanding our value-added service offerings designed to simplify complex customer sourcing requirements. Our acquisition of Disdero in the fourth quarter of fiscal 2025 enhanced our revenue mix by adding a significant number of new lines of premium specialty building materials, including decking, trim, flooring, paneling, posts, timbers, siding, and stepping to our product offerings.
2.Increase share gain in local and national markets. We continue to pursue multi-family project growth, expand our product lines with key national accounts, expand branded product lines into new geographic markets, and launch new product lines. With our expanded product categories, and our strategic vendor relationships, we seek to be a better extension of our customers’ business in a scalable way.

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

4.Maintain a disciplined capital structure and pursue strategic investments that increase the value of our Company. We continue to strategically target acquisition opportunities that grow our higher-margin specialty products business, expand our geographic reach, or complement our existing capabilities. We also continue to evaluate and identify additional markets that are potential opportunities for new market development. We further seek to maintain a disciplined capital structure while at the same time investing in our business to modernize our distribution facilities, as well as our tractor and trailer fleet, and to improve operational performance. During the 2025 fiscal year, we allocated $159.9 million of capital towards the following transactions, all of which were funded with the Company’s cash and cash equivalents:
~~•~~We invested $26.9 million in capital for our business to improve operational performance and productivity. This is in addition to property and equipment added under finance leases totaling $44.6 million.
•We repurchased 503,556 shares of our common stock for $37.8 million under our share repurchase program at an average price of $74.97 per share, including broker commissions but excluding federal excise tax.
•We acquired Disdero for $95.2 million, net of cash acquired.

We distribute products in two principal categories: specialty products and structural products. Specialty products, which represented approximately 69 percent, 69 percent, and 70 percent of our fiscal 2025, fiscal 2024, and fiscal 2023 net sales, respectively, include primarily engineered wood products, siding, millwork, outdoor living products, specialty lumber and panels, and industrial products. In some cases, these products are marketed under our own propriety brands. Structural products, which represented approximately 31 percent, 31 percent, and 30 percent of our fiscal 2025, fiscal 2024, and fiscal 2023 net sales, respectively, include lumber, plywood, oriented strand board, rebar, and remesh and other wood products primarily used for structural support in construction projects. Our structural products are commodity products.

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
•milling and fabrication services;
•take-off services that provide material counts (e.g., linear feet, square footage) to enable accurate procurement;
•EWP design services; and
•backhaul services, when otherwise empty trucks are returning from customer deliveries.
Distribution Channels
We sell products through three main distribution channels, consisting of warehouse sales, reload sales, and direct sales. Warehouse sales generate the majority of our sales, and are delivered from our warehouses to our customers. Reload sales are similar to warehouse sales but are shipped from non-warehouse locations, most of which are operated by third parties, where we store owned products to enhance operating efficiencies. This channel is employed primarily to service strategic customers that would be less economical to service from our warehouses, and to distribute large volumes of imported products from port facilities. Together, warehouse and reload sales, net of discounts, accounted for approximately 81 percent, 80 percent, and 83 percent of our fiscal 2025, fiscal 2024 and fiscal 2023 Net sales, respectively.
Direct sales are shipped from the manufacturer to the customer without our taking physical possession of the inventory and, as a result, typically generate lower margins than our warehouse and reload distribution channels. This distribution channel, however, requires the lowest amount of committed capital and fixed costs. Direct sales accounted for approximately 19 percent, 20 percent, and 17 percent of our fiscal 2025, fiscal 2024, and fiscal 2023 Net sales, respectively.
Human Capital
Our Associates
Our associates are the foundation of our business and are critical to the execution of our strategy. BlueLinx has a high-performance culture where associates are expected to live every day by our core values of collaboration, respect, integrity, grit, and being customer centric    .

As of January 3, 2026, we employed approximately 2,160 associates and less than one percent of our associates are employed on a part-time basis. Approximately 21% of our associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Five CBAs covering approximately four percent of our associates are up for renewal in fiscal year 2026, of which one is currently in the renegotiation process. We expect to renegotiate the remainder before their expiration dates.
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

We use our compensation review process, our compensation framework, and third-party compensation data in an effort to compensate associates in the same job, level and location fairly. In addition, we support several employee resource groups that facilitate social, development, and community interaction in our workforce.

Safety
We are committed to providing a safe and healthy working environment for our associates. We have established uniform safety and compliance procedures for our operations and implemented measures designed to prevent workplace injuries. Our proactive safety programs focus on job hazard identification and prevention, coupled with extensive on-going job-specific training. For example, material handlers and Department of Transportation (“DOT”) registered drivers follow a monthly individualized training curriculum, including knowledge testing, for injury and accident prevention. In addition, depending on the nature and requirements of their role, new hires and contract employees undergo safety training along with specific hands-on training during their initial onboarding. We also administer post injury/accident corrective action supplemental training as needed and dictated by our root cause investigations. Accidents and injuries are investigated with corrective actions implemented locally and communicated to key operations personnel across the enterprise to help prevent future occurrences. In order to enhance the safety of our material handling fleet, in recent years we have made significant investments in refreshing our forklifts across our network. These enhancements allow more efficient operations and include enhanced safety features such as clean electric technology, automated collision detection systems, blue spotlights and multi-facing cameras. Our newest tractors are equipped with collision avoidance systems, dashboard cameras, speed monitoring, blind spot detection and lane departure warning technology. Our newest tractors and trailers are both equipped with disc-type brakes to improve stopping distance and driver control. We plan to continue to make investments as needed in upgrading our over-the-road and material handling fleet into fiscal 2026 and beyond.

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
Sustainability
In addition to participating in the Forestry Stewardship Council, an organization promoting environmentally appropriate, socially beneficial, and economically viable management of the world’s forests, we invested in electric forklifts in recent years in certain locations. We continue to make progress on utilizing more fuel-efficient tractors in our fleet. We are also replacing our warehouse lighting systems with more environmentally friendly lighting solutions and reducing our landfill waste by prioritizing recycling options, where available.
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
Governmental Regulations
The Company is subject to various federal, state, provincial, and local laws, rules, and regulations. We are subject to the requirements of the U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”). In order to maintain compliance with applicable OSHA requirements, we have established uniform safety and compliance procedures for our operations, and implemented measures designed to prevent workplace injuries. Our safety programs focus on job hazard identification and prevention, coupled with extensive on-going job-specific training. For example, material handlers and DOT-registered drivers follow a monthly individualized training curriculum, with knowledge testing, for injury and accident prevention. In addition, new hires and contract employees undergo safety training during their initial onboarding. We also administer post injury/accident corrective action supplemental training as needed and dictated by our investigations. Accidents and injuries are investigated with corrective actions implemented locally and communicated to key operations personnel across the enterprise to help prevent future occurrences. As discussed above, in order to enhance the safety and capabilities of our fleet, we made investments in upgrading our fleet in fiscal 2025 and 2024.
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
Climate Change
Climate change presents potential risks and uncertainties for us. Weather-related events, such as hurricanes, tornadoes, fires or extreme temperature changes, can impact our operations and result in lost production, supply chain disruptions and increased material costs. Some of our distribution centers are located in areas at greater risk of tornadoes, hurricanes, and floods. In addition, the availability and price of the products we buy and sell may fluctuate during prolonged periods of heavy rain or drought, fires or other unpredictable weather events. While unpredictable weather and other changes in climate can have a negative impact on our business, changes in climate also could result in more accommodating weather patterns for longer periods of time in certain areas. Extended periods of favorable weather can result in an increase in construction, and a corresponding increase in the demand for our products. In addition, our operations could in the future be subject to regulations related to climate change. To the extent that climate-related risks materialize, and if we are unprepared for them, we may incur unexpected costs, which could have a material effect on our financial position, results of operations and cash flows. See Item 1A, Risk Factors for further discussion of the risks posed by climate change.

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

We make information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, copies of this information will be made available, free of charge, on written request, by writing to BlueLinx Holdings Inc., Attention: Corporate Secretary, 1950 Spectrum Circle, Suite 300, Marietta, Georgia, 30067.

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
Our business depends on residential repair and remodel activity levels. Historically, residential repair and remodeling activity has decreased in slow economic periods. General economic weakness, inflation, elevated unemployment levels, economic and financial market impacts from government shutdowns, high consumer debt levels, mortgage delinquency and foreclosure rates, mortgage interest rate levels, limitations in the availability of mortgage and home improvement financing, home equity value declines and lower housing turnover all limit consumers’ spending, particularly on discretionary items, and affect their confidence level leading to reduced spending on home improvement projects. Depressed activity levels in consumer spending for home improvement construction would adversely affect our business, liquidity, results of operations, and financial position. Furthermore, economic weakness causes unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer, and, in turn, our customers and could adversely affect our operating performance.
Our business is also dependent on the new residential construction market and, in particular, single family home construction. Factors impacting the level of activity in the residential new construction markets include increases in and the relative level of mortgage interest rates, inflation and unemployment rates, decreases in and the relative level of job and wage growth, levels of housing inventory, availability of affordable housing, high foreclosure rates and unsold/foreclosure inventory, availability of financing and mortgages, labor costs and availability, vacancy rates, local, state and federal government regulation (including mortgage interest deductibility and other tax laws), weakening in the U.S. economy or of any regional or local economy in which we operate, availability of supplies, consumer confidence, demand and preferences, tightened availability or affordability of homeowner insurance coverage, lowering population growth, lower levels of immigration to the U.S., household formation or other unfavorable demographic changes, lack of available land in certain markets, and shifts in populations away from the markets that we serve, all of which are beyond our control. Weakness in new residential construction due to any or all of these factors would have a material adverse effect on our business, financial condition, and operating results, and these factors may also result in fluctuations in our operating results. As a result, our results for any historical period may not be indicative of results for any future period.
In addition, we extend credit to numerous customers who are generally susceptible to the same economic business risks that we are susceptible to. Unfavorable housing market conditions could result in financial failures of one or more of our significant customers. Furthermore, we may not be aware of deterioration in our customers’ financial position. If our larger customers’ financial positions were to become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our operating results, cash flows, and liquidity.

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

Our customers and suppliers also continue to consolidate, and this consolidation could result in the loss of existing customers and suppliers to our competitors. Furthermore, continued consolidation among our suppliers may make it more difficult for us to negotiate favorable pricing, consignment arrangements, and discount programs with our suppliers, thereby resulting in reduced margins and profits.

We are subject to disintermediation risk.

As customers continue to consolidate or otherwise increase their purchasing power, they are better able, and may choose, to purchase products directly from the same suppliers that use us for distribution. In addition, our suppliers may choose to distribute some or all of their products directly to end-customers in one or more markets. This process of disintermediation can put us at risk of losing business from a customer, or of losing entire product lines or categories, or distribution territories, from suppliers. Disintermediation may also adversely impact our ability to obtain favorable pricing from suppliers and optimize margins and revenue with respect to our customers. As a result, continued disintermediation could have a negative impact on our financial condition and operating results.

Our dependence on international suppliers and manufacturers for certain products exposes us to risks of tariffs, including new or increased tariffs, changes in trade policies of the United States and other countries, and other risks that could affect our financial condition and expose us to certain additional risks.

Many of our suppliers and manufacturers are located outside of the United States. Thus, compliance with federal laws and regulations regarding the importation of products, import taxes or costs, including new or increased tariffs, anti-dumping duties, countervailing duties, or similar import duties, some of which could be applied retroactively, and modification to or withdrawal from free trade agreements or trade relationships, could increase the cost of the products that we distribute. For example, certain imported materials and products that we distribute and use in our business have become subject to new and increased tariffs imposed by the United States government and may in the future become subject to additional tariffs. These new and increased tariffs, as well as countervailing measures instituted by other governments in response to, or in anticipation of, such tariffs or policies have introduced, and may continue to introduce, significant uncertainty into the market and to affect the prices of and supply of the products available to us. In addition, quotas, embargoes, sanctions, safeguards, and customs restrictions, as well as foreign labor strikes, work stoppages, or boycotts, could reduce the supply of the products available to us. Geopolitical events, including war, civil and political unrest and terrorism, could also cause a reduction in the supply or increase the costs of the products available to us. If we become subject to a reduction in available supply of imported products and we are unable to mitigate that reduction through alternative sources, or if the costs of our imported products increase and we are not able to pass along those increased costs to our customers, then our business, financial condition, and results of operations could be adversely affected.

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
Our earnings are highly dependent on sales volumes, which are dependent on both the housing cycle, as well as our execution. In addition, selling commoditized products that are subject to fluctuating prices makes it difficult to predict our financial results with any degree of certainty. Commodity and specialty product price inflation or deflation can increase or decrease our gross margins on relatively consistent year-over-year structural sales volumes, depending on the degree of commodity price change. Any failure to maintain, or increase sales volumes, alone or combined with margin fluctuations due to price inflation or deflation, which would impact the purchase and/or selling price of our products, could adversely affect our results of operations, cash flows, and financial condition.
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
The building products distribution industry is subject to cyclical market pressures and market prices of building products historically have been volatile and cyclical. Prices of building products are determined by overall supply and demand in the market, and we have limited ability to control the timing and amount of pricing changes. Demand for building products is driven mainly by factors outside of our control, such as general economic and political conditions, interest rates, availability of mortgage financing, inflation, the construction, repair and remodeling markets, industrial markets, housing supply, weather, and population growth. The supply of building products fluctuates based on available manufacturing capacity, and excess capacity in the industry can result in significant declines in market prices for those products. To the extent that prices and volumes experience a sustained or sharp decline, our net sales and margins likely would decline as well. Because we have meaningful fixed costs, a decrease in sales and margin generally may have a significant adverse impact on our financial condition, operating results, and cash flows.
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

Additionally, our business is reliant upon information technology systems to, among other things, manage and route our sales calls, manage inventories and accounts receivable, make purchasing decisions, monitor our results of operations, place orders with our vendors, process orders from our customers, and manage, receive and route deliveries to our customers. In addition, we are in the early stages of integrating artificial intelligence (“AI”) into our business to support our business operations. Our development and adoption of AI and other new technologies may present new technological threats, vulnerabilities and uncertainties, which may expose us to legal, reputational and financial harm. Our information technology systems may be vulnerable to natural disasters, telecommunications or equipment failures, power outages and similar events, employee errors or to intentional acts of misconduct, such as security breaches or cyberattacks. The occurrence of any of these events or acts, or any other unanticipated problems, could result in damage to or the unavailability of these systems. Such damage or unavailability could, despite any existing disaster recovery and business continuity arrangements, interrupt the availability of one or more of our information technology systems. We have experienced from time to time such disruptions, and while such disruptions did not materially affect our business, they may occur in the future. Future disruptions in these systems could materially impact our ability to buy and sell our products, as well as generally operate our business, which could reduce our revenue.

We may be unable to effectively manage our inventory relative to our sales volume or as the prices of the products we distribute fluctuate, which could affect our business, financial condition, and operating results.

We purchase most of our products directly from manufacturers, which are then sold and distributed to customers. We must maintain and have adequate working capital to purchase sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchases accordingly. In periods characterized by significant changes in the overall economy and activity in the residential and commercial building and home repair and remodel industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Such issues and risks can be magnified by the diversity of product mix our distribution centers carry across multiple major product categories. Excessive increases in the market prices of certain building products can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition, and operating results.
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

As part of our overall strategy, we have made acquisitions, and we may make acquisitions or investments in the future. Acquisitions and investments involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, the achievement of expected synergies, or exposure to unforeseen liabilities of acquired companies.

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
In addition, if in the future the performance of an acquired business varies from our projections or assumptions or estimates about future profitability of an acquired business change, the estimated fair value of an acquired business could change materially and could result in an impairment of goodwill or other intangible assets. Any such impairment could adversely affect our financial condition and operating results in any given period.

We may incur business disruptions resulting from a variety of possible causes.

While we maintain insurance covering our facilities and equipment, including business interruption insurance, the operations at our distribution facilities may be interrupted or impaired by various operating risks, including, but not limited to, risks associated with catastrophic events, such as war, fires, floods, earthquakes, explosions, natural disasters, severe weather, including hurricanes, tornados and droughts, whether a result of climate change or otherwise, pandemics, or other public health crises, or other similar occurrences, interruptions in the delivery of products via railroad or other inbound transportation means, adverse government regulations, civil or political unrest, terrorist acts, condemnation, equipment breakdowns or failures, prolonged power failures, unscheduled maintenance outages, information system disruptions or failures due to any number of causes, violations of our permit requirements or revocation of permits, releases of pollutants and hazardous substances to air, soil, surface water or ground water; disruptions in transportation infrastructure, including roads, bridges, railroad tracks and tunnels, shortages of equipment or spare parts, and labor disputes and shortages. For example, one of our owned warehouse facilities located in Erwin, Tennessee was damaged by Hurricane Helene in late September 2024. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition, and results of operations. In addition, war, terrorism, civil or political unrest, geopolitical uncertainties, and public health issues could cause damage or disruption to the economy, and thus could have a material adverse effect on our financial condition, operating results and cash flows, our suppliers and our customers.

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
We are also subject from time to time to casualty, contract, tort, and other claims relating to our business, the products we have distributed in the past or may in the future distribute, and the services we have provided in the past or may in the future provide, either directly or through third parties. In addition, operating hazards, such as delivering and unloading products, operating large machinery and driving hazards, which are inherent in our business and some of which may be outside of our control, can cause personal injury and loss of life, damage to or destruction of property and equipment and environmental damage.
We cannot predict or, in some cases, control the costs to defend or resolve such claims. We cannot assure our ability to maintain suitable and adequate insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities, and the cost of any product liability or other proceeding, even if resolved in our favor, could be substantial. Additionally, we do not carry insurance for all categories of risk that our business may encounter. Any significant uninsured liability may require us to pay substantial amounts. There can be no assurance that any current or future claims will not adversely affect our financial position, cash flow, or results of operations.
Our business operations and financial results could suffer from the impacts of climate change.
Climate change, and its effects on weather patterns, the frequency and severity of weather-related events, and temperatures, could adversely impact our business. Extreme weather events and temperatures could affect the availability of raw materials for the products that we distribute, the ability of our suppliers to deliver products to our distribution facilities and our ability to deliver those products to our customers. They could also result in lost production, supply chain disruption, increased transportation costs, and damage to or destruction of our distribution or warehouse facilities and inventory. Severe weather events and climate change could also delay home construction and negatively impact the demand for new homes in affected areas. Unpredictable weather and climate changes could also cause the price of the products we buy and sell to fluctuate significantly, including during and as a result of prolonged periods of heavy rain or drought, fires or other unpredictable weather events. Any or all of these effects could materially and adversely impact our business or results of operations.
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
As of January 3, 2026, we employed approximately 2,160 associates and less than one percent of our associates are employed on a part-time basis. Approximately 21 percent of our associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Five CBAs covering approximately four percent of our associates are up for renewal in fiscal year 2026, of which one is currently in the renegotiation process. We expect to renegotiate the remainder before their renewal dates.
Although we have generally had good relations with our unionized employees and expect to renew collective bargaining agreements as they expire, no assurances can be provided that we will be able to reach a timely agreement as to the renewal of the agreements, and their expiration or continued work under an expired agreement, as applicable, could result in a work stoppage. In addition, we may become subject to material wage increases, or additional work rules imposed by agreements with labor unions. The foregoing could increase our operating expenses in absolute terms and/or as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future, which could adversely impact our net sales and/or selling, general, and administrative expenses. Wage increases could also be significant in an inflationary environment even in our non-unionized locations. All or some of these factors could negatively impact our operating results and cash flows.

Federal, state, local, and other regulations could impose substantial costs and restrictions on our operations that would reduce our net income.
We are subject to various federal, state, local, and other laws and regulations, including, among other things, transportation regulations promulgated by the Department of Transportation (“DOT”) and Federal Motor Carrier Safety Administration (“FMCSA”), work safety regulations promulgated by Occupational Safety and Health Administration, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission, regulations of the U.S. Department of Labor and Federal Trade Commission, regulations issued by the SEC, accounting standards issued by the Financial Accounting Standards Board (“FASB”) or similar entities, and state and local zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results, and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and substantial fines and penalties that could adversely affect our financial condition, operating results, and cash flow.
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

If an epidemic, global pandemic, or other widespread public health crisis disrupts the worldwide economy or if similar widespread disease outbreaks occur in the future, our business, financial condition and results of operations could be negatively affected to the extent such event harms the economy or regions in which we operate. In particular, any governmental imposition of mandatory or voluntary closures in areas where our manufacturing facilities, suppliers or customers are located, in response to any such disease outbreak, epidemic, pandemic or health crisis, could severely disrupt our operations. In addition to this potential direct impact on our facilities and operations, any outbreaks, epidemics or pandemics could negatively impact our industry and end markets as a whole or result in a longer-term economic recession. Any of these factors could negatively affect our business, financial condition, cash flows, profitability, and results of operations.

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
Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:
•general economic conditions, including but not limited to housing starts, construction labor shortages, repair and remodel activity and commercial construction, foreclosure rates, interest rates, unemployment rates and job and wage growth rates, consumer debt levels, tightened availability or affordability of homeowner insurance coverage, and mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products;
•supply chain disruptions, including those caused by the spread of contagious illness and other public health crises and geopolitical risks, such as acts of war or terrorism or political or civil unrest;
•the highly competitive nature of our industry;
•the commodity nature of many of our products and their price movements, which are driven largely by capacity utilization rates and industry cycles that affect supply and demand;
•protectionist trade policies and new or increased import tariffs;
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
•security breaches or disruption in our information technology systems and the risks relating to our use of artificial intelligence;
•federal laws and regulations regarding the importation of products may cause us to incur significant costs to comply with such laws and regulations in the future;
•federal, state, local, and other laws and regulations regarding transportation, worker safety, employment regulations and other applicable laws and regulations to which we are subject;
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
As of January 3, 2026, we had no outstanding debt under our revolving credit facility, and approximately $300.0 million of debt outstanding under our senior secured notes. Additionally, as of January 3, 2026, outstanding commitments under our finance leases were approximately $321.3 million. Our level of indebtedness could still have considerable consequences to our financial condition and operating results. For example, our indebtedness could:
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
These covenants and restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.
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
Petroleum and energy prices and availability of petroleum products are subject to political, geopolitical, economic, and market factors that are outside our control, including actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers. Political events in petroleum-producing regions such as war and political and civil unrest as well as regional production patterns, limits on refining capacities, natural disasters, environmental concerns, including the impact of legislation and regulatory efforts to limit greenhouse gas emissions, public health emergencies, and hurricanes and other weather-related events or natural disasters may cause the price of fuel to increase or the availability of fuel to decrease. Within our business units, we deliver products to our customers primarily via our fleet of trucks, which we fuel both onsite and through street fuel programs. We also utilize third-party freight providers to deliver our products and the costs associated with them could affect the expense incurred to deliver products to our customers. Our operating profit may be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices or third-party freight costs through increased prices or fuel surcharges to our customers. Besides trying to pass fuel costs to customers, we have at times entered into forward purchase contracts for fuel used at some of our facilities that protect against fuel price increases. If shortages occur in the supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers or otherwise protect ourselves by entering into forward purchase contracts, then our results of operations would be adversely affected.
The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.
As of January 3, 2026, we had $50.6 million in net deferred tax assets. These deferred tax assets include temporary differences arising from such items as property and equipment, accrued compensation, and accounting reserves related to inventory and other items in conjunction with net state operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings, and tax planning strategies. For example, we were required to evaluate and maintain reasonable valuation allowances against our remaining state net operating loss carryforwards included within our U.S. deferred tax assets as of January 3, 2026. These valuation allowances are calculated based on the probability that we will not realize taxable income in the states in which we carry net operating loss carryforwards in a time suitable to take advantage of them. If we determine in the future that there is not sufficient positive evidence to support the remaining valuation of our deferred tax assets, either due to Part 1, Item 1A, Risk Factors described herein or other factors which may impact our net operating carryforwards or other components of our deferred tax assets such as our temporary differences which may arise from tax legislation which we cannot foresee, we may be required to further adjust the valuation allowance to reduce our deferred tax assets, in specific areas or in total. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.
Our expected annual effective income tax rate could be volatile and materially change as a result of changes in the mix of earnings and other factors.
Our overall effective income tax rate is equal to our total income tax expense, also referred to as provision for income taxes, as a percentage of our income or loss before provision for income taxes. However, tax expenses and benefits are determined separately for each tax paying entity or group of entities that is consolidated for tax purposes in each jurisdiction. Losses in certain jurisdictions may provide no current financial statement tax benefit. As a result, changes in the mix of profits and losses between jurisdictions, among other factors, could have a significant impact on our overall effective income tax rate. New and unforeseen changes in tax legislation may impact our effective income tax rate in future periods, both on a federal and state level, which may have an impact on our net income and result in material non-cash expenses in the relevant period.
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
If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our financial condition and operating results.
At January 3, 2026, we had approximately $67.2 million of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill annually (as of the first day of our fiscal fourth quarter), or more frequently if an event or circumstance indicates an impairment loss may have been incurred. Impairment may result from significant changes in the manner or use of the acquired assets, in connection with the sale, spin off or other divestiture of part or parts of our business, a change in reporting units in connection with a reorganization of our reporting structure, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. Based on the results of our most recent annual assessment, which was quantitative, our goodwill was not impaired. However, the results of this most recent annual assessment indicated that the estimated fair value of the enterprise exceeded its carrying value by approximately 10% as of the assessment date. The estimation of the fair value of the enterprise was based in part on a discounted cash flows model that utilizes key inputs such as forecasted gross profit and our cost of capital. Given that the estimated fair value of the enterprise exceeded its carrying value by only 10% as of the most recent assessment date, our goodwill could be impaired in future reporting periods if any one or more of the inputs into the discounted cash flows model, including the aforementioned key inputs, do not meet forecasted expectations .

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
• announcements by our competitors, our suppliers, or our customers of significant acquisitions, dispositions or expansion plans;
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
•Alignment of our program with the National Institute of Standards and Technology Cybersecurity Framework 2.0 to identify, protect, detect, respond and recover from cyberattacks.
•Real-time and robust testing of our systems to assess our vulnerability to cyber risk, which includes continuous penetration testing, tabletop incident response exercises, disaster recovery, periodic audits of our systems by outside industry experts and continuous vulnerability scanning.
•Engaging external cybersecurity experts in incident response development and management.
•Business continuity plans and critical recovery backup systems.
•Maturity assessment and roadmap to sustain/improve security posture based on risk profile.

The Company’s cyber risk management program is supervised by a dedicated Chief Information Officer (CIO) with over 25 years of experience in the information technology field, and who has served as our CIO since 2021. Our CIO is supported by a team with broad experience in cybersecurity management, with numerous related certifications. The Company’s CIO and his team are responsible for leading enterprise-wide information security strategy, policy, standards, architecture, and processes, as well as managing the Company’s information security and risk management awareness program. We provide regular awareness training to our employees, including periodic phishing tests, to help identify, avoid and mitigate cybersecurity threats. We also periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed.
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
We face a number of cybersecurity risks in connection with our business. Based on the information we have as of the date of this Annual Report on Form 10-K, we do not believe that we have experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations or financial position. See Item 1A, Risk Factors, of this Annual Report on Form 10-K for further discussion of cybersecurity risks.
ITEM 2.  PROPERTIES
As of January 3, 2026, we operate branch properties in 57 cities across the U.S., and some have multiple warehouse and storage facilities which enhance our distribution and storage capacity. Twelve of these properties are owned and the remainder are leased under multi-year lease arrangements. These properties are used to secure and store our products before being sold and delivered to customers. Additionally, we have a leased corporate headquarters located near Atlanta in Marietta, Georgia which helps support our customers, suppliers, employees, and corporate functions. We believe that, collectively, our properties and facilities have sufficient capacity to meet our needs.

One of our owned properties located in Erwin, Tennessee was damaged by Hurricane Helene in late September 2024. Substantially all of the resulting damage to this property was covered by our insurance policies. We have been able to rent nearby facilities, and utilize some of our other branches, to continue to serve customers and mitigate the impact of the damage while restoration of the Erwin branch is underway. Substantial progress has been made on the cleanup and restoration work, which is expected to be fully complete in 2026.

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
As of January 19, 2026, there were 9 share-owner accounts of record, and, as of that date, we estimate that there were approximately 9,300 beneficial owners holding our common stock in nominee or “street” name.
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
Issuer Repurchases of Equity Securities
The following table summarizes the Company’s common stock repurchase activity for each fiscal month of the fiscal quarter ended January 3, 2026:

Fiscal monthly period in the fiscal quarter ended January 3, 2026	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)(4)
September 28 - November 1	735	$73.11	—	$58,736,094
November 2 - November 29	468	$56.18	—	$58,736,094
November 30 - January 3, 2026	163	$65.21	—	$58,736,094
Total	1,366		—
(1) Represents shares withheld by us in connection with tax withholding obligations of our employees upon vesting of employees’ restricted stock unit awards. We typically withhold shares of common stock to satisfy tax withholding obligations of employees upon the vesting of employees’ restricted stock unit awards. During the fiscal quarter ended January 3, 2026, we did not repurchase any shares of our common stock under our authorized share repurchase plans.

(2) For shares withheld by us in connection with tax withholding obligations of our employees upon vesting of employees’ restricted stock unit awards, the price paid per share is the market price on vesting date.

(3) On October 31, 2023, our Board of Directors announced a share repurchase program with authorization to purchase up to $100 million of our common stock. As of January 3, 2026, we had a remaining authorization amount of approximately $8.7 million under this program. With the remaining availability under this program, we may repurchase our common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. Our repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

(4) On July 28, 2025, our Board of Directors authorized a new share repurchase program for $50 million, in addition to, and that can be used after exhaustion of the 2023 authorization. Repurchases under this program can be made via the same methods, and under the same terms, as those under our 2023 repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning our equity compensation plans is set forth in Item 12 of Part III of this Form 10-K.

Stock Performance Graph
The graph below compares the cumulative five-year total return of holders of our common stock with the cumulative total returns of the Russell 2000 Index and the S&P 600 Building Products Index. The comparison of the cumulative total returns for each investment assumes that $100 was invested in our common stock and the respective indices on January 2, 2021, including reinvestment of any dividends, of which BlueLinx paid none, and its relative performance is tracked through January 3, 2026.

Comparison of Five-Year Cumulative Total Return
500
450
400
350
300
250
200
150
100
50
0
Fiscal 2020
Fiscal 2021
Fiscal 2022
Fiscal 2023
Fiscal 2024
Fiscal 2025
BlueLinx Holdings Inc.
Russell 2000
S&P 600 Building Products Index

	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025
BlueLinx Holdings Inc.	$100.00	$327.27	$243.03	$387.25	$354.48	$201.94
Russell 2000	$100.00	$113.70	$89.18	$102.64	$113.66	$127.09
S&P 600 Building Products Index	$100.00	$148.81	$104.70	$166.00	$182.29	$181.83

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
General Economic Conditions Affecting Demand
Many of the factors that cause our operations to fluctuate are seasonal or cyclical in nature. Historically, our operating results have also been correlated with the level of single-family residential housing starts in the U.S. The demand for new homes is dependent on a variety of factors, including unemployment levels, job and wage growth, changes in population and demographics, the availability and cost of mortgage financing, the supply and affordability of new and existing homes, availability and affordability of homeowners insurance coverage, and consumer confidence and demand. Certain developments have led to a more challenging macro-economic environment, such as broad-based inflation, the rapid rise in mortgage rates, home price appreciation, and low existing home turnover. These developments have impacted the U.S. housing market, including the residential repair and remodel and residential new construction markets, and have contributed to a slowdown in the U.S. housing industry that continued through 2024 and 2025. In addition, looking ahead, we believe that the demand for our products could face pressure from increases in tariffs and other inflationary pressures, the potential for trade disruption through embargoes, sanctions and import and export controls, and labor shortages and workforce disruption in the home building and remodeling industry due to immigration enforcement activities. However, we believe that several factors, including the current high levels of home equity, the fundamental undersupply of housing in the U.S., potential actions of the U.S. government to address housing availability and affordability, repair and remodel activity, and demographic shifts, among others, will support demand for our products. For additional information regarding the risk factors impacting our business, refer to Part I, Item 1A, Risk Factors, in this Annual Report.

Industry Conditions Affecting Demand

Residential Repair and Remodel

We estimate that demand from the residential repair and remodel market (“R&R”) accounts for approximately 45 percent of our annual sales. Historically, R&R demand conditions have tended to be less cyclical when compared to the residential new construction market, particularly for exterior products that are exposed to the elements and where maintenance is less likely to be deferred for long periods of time. We believe R&R demand is driven by a myriad of factors including, but not limited to: home prices and affordability; macro-economic conditions and expectations around inflationary rate, unemployment rate, interest rate, and economic output; raw materials prices; the pace of new household formations; savings rates; employment conditions; and emerging trends, such as the increased popularity of home-based remote working environments. Residential mortgage rates have risen in recent years and we believe many homeowners who secured mortgages with lower interest rates will be inclined to stay longer in existing homes, which could benefit R&R demand over the near-to-medium term. On the other hand, we are experiencing low existing home turnover, which we believe may still be hindering any significant growth in R&R activity.
According to the Joint Center For Housing Studies’ Leading Indicator of Remodeling Activity (“LIRA”) Index, spending for R&R is expected to increase in 2026 over 2025 and 2024. The total market size of the U.S. R&R market remains significant, with total U.S. homeowner improvements and repairs spending expected to be approximately $517 billion in 2026, compared to $511 billion, $501 billion, $510 billion, and $515 billion in 2025, 2024, 2023, and 2022, respectively, but up significantly from the $407 billion and $362 billion in 2021 and 2020, respectively. As the median age of U.S. housing stock continues to increase over time, we anticipate domestic R&R spending will also increase. According to the U.S. Census Bureau and Department of Housing and Urban Development, the median age of an owner-occupied home in the U.S. increased from 23 years in 1985 to

41 years in 2023. Moreover, approximately 73 percent of the current owner-occupied housing stock was built prior to 2000. We believe the increasing average age of the nation’s existing homes will drive demand for R&R projects.
Residential New Construction
We estimate that demand from the residential new construction market, including single-family and multi-family units, accounts for approximately 40 percent of our annual sales. We believe our products are currently more likely to be used in single-family construction than in multi-family units, and therefore we are actively pursuing multi-family business as part of our sales growth strategy.
We believe demand for new residential construction is driven by a myriad of factors including, but not limited to: mortgage rates, which have recently declined from multi-year highs; lending standards; home affordability; construction cost; employment conditions; savings rates; the rate of population growth and new household formation; builder activity levels; the level of existing home inventory on the market; consumer sentiment; and actions that may be taken by the U.S. government to increase home construction activity. Based on data from the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, the rate of residential housing starts for single family units and multi-family units have fluctuated in recent years. However, we believe the U.S. is currently facing a record housing shortage, and we note that the shortfall estimates generally range between 3.8 million and 4.7 million homes. When this shortage begins to correct and home building recovers, we believe our scale, national footprint, strategic supplier relationships, key national customer relationships, and breadth of market leading products and brands will position us to serve a higher demand in the single-family and multifamily residential construction markets.
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

	2025 versus 2024	2024 versus 2023	2023 versus 2022
Increase (decrease) in composite lumber prices	5.8%	(2.5)%	(47)%
Increase (decrease) in composite panel prices	(16.5)%	1.2%	(32)%
There is significant uncertainty regarding future trends in lumber and panel index prices. We continue to closely monitor these pricing trends, and work to manage our business, inventory levels, and costs accordingly.
Cost and Availability of the Products We Distribute
Our gross profit is equal to our Net sales less the Cost of products sold. Substantially all of the amount reported in Cost of products sold is composed of cost to purchase inventory for resale to customers, including the cost of inbound freights, volume incentives, and inventory adjustments. During fiscal 2025, 2024 and 2023, no one supplier represented more than 10% of our consolidated Cost of products sold.
The specialty products we distribute are available from select domestic and international suppliers from which we have established and cultivated relationships. The structural products we distribute are available from a variety of suppliers in both the U.S. and Canada.

The products we import are subject to various tariffs, including those imposed under each of Section 232 of the Trade Expansion Act of 1962, Section 301 of the Trade Act of 1974, the International Emergency Economic Powers Act (IEEPA) (through February 24, 2026), and Section 122 of the Trade Act of 1974, depending on the product’s material composition and/or origin. We also purchase imported products from domestic companies who then may pass along tariffs in their cost of goods. The products we import, and imported products we purchase domestically, may be subject to new or additional tariffs in addition to those listed above.

Disease Outbreaks and Public Health Crises
The impact of any future disease outbreaks, such as epidemics or pandemics, and other public health crises can affect our operational and financial performance to varying degrees. In addition, any subsequent economic recovery from such events can also affect our operational and financial performance. The extent of any future disease outbreaks or other public health crises or related containment measures and government responses are highly uncertain and cannot be predicted.
Results of Operations
Fiscal 2025 Compared to Fiscal 2024
The following table sets forth our results of operations for fiscal 2025 and fiscal 2024. Fiscal 2025 consisted of 53 weeks and fiscal 2024 consisted of 52 fiscal weeks.

($ amounts in thousands)	Fiscal 2025	% of Net Sales	Fiscal 2024	% of Net Sales
	(53 weeks)		(52 weeks)
Net sales	$2,954,007		$2,952,532

Gross profit	$451,628	15.3%	$489,139	16.6%
Selling, general, and administrative	381,109	12.9%	365,532	12.4%
Depreciation and amortization	39,905	1.4%	38,488	1.3%
Recognition of deferred gains on real estate	(3,934)	(0.1)%	(3,934)	(0.1)%
Gain from sale of property	—	—%	(272)	—%
Other operating expenses	2,065	0.1%	1,755	0.1%
Operating income	32,483	1.1%	87,570	3.0%
Interest expense, net	32,354	1.1%	19,364	0.7%
Settlement of defined benefit pension plan	—	—%	(2,481)	(0.1)%
Income before provision (benefit) for income taxes	129	—%	70,687	2.4%
(Benefit) provision for income taxes	(90)	—%	17,571	0.6%
Net income	$219	—%	$53,116	1.8%
The following table sets forth changes in Net sales by product category for fiscal 2025 and fiscal 2024.

($ amounts in thousands)	Fiscal 2025		Fiscal 2024
	(53 weeks)		(52 weeks)
Net sales by product category
Specialty products	$2,052,990	69.5%	$2,045,910	69.3%
Structural products	901,017	30.5%	906,622	30.7%
Total Net sales	$2,954,007	100.0%	$2,952,532	100.0%

The following table sets forth gross margin dollars and percentages by product category for fiscal 2025 and fiscal 2024.

($ amounts in thousands)	Fiscal 2025	Fiscal 2024
	(53 weeks)	(52 weeks)
Gross profit by product category:
Specialty products	$368,993	$397,625
Structural products	82,635	91,514
Total gross profit	$451,628	$489,139
Gross Margin %	15.3%	16.6%

Gross margin % by product category:
Specialty products	18.0%	19.4%
Structural products	9.2%	10.1%
For fiscal 2025, we generated Net sales of $3.0 billion, an increase of $1.5 million, or 0.05 percent, compared to fiscal 2024.
•The change in the Company’s Net sales was driven by specialty products (up $7.1 million or 0.3 percent), partially offset by a decrease for structural products (down $5.6 million or 0.6 percent). Compared to fiscal 2024, higher overall volume in fiscal 2025 was offset by overall lower pricing driven by external market factors.

The Company’s gross profit for fiscal 2025 decreased $37.5 million, or 7.7%, from $489.1 million in fiscal 2024 to $451.6 million in fiscal 2025.
•This decrease in the Company’s gross profit for fiscal 2025 was attributable to both specialty products and structural products, with specialty products down $28.6 million and structural products down $8.9 million.
•Gross profit in fiscal 2025 was negatively impacted by lower product pricing, partially offset by volume growth and the Disdero acquisition.
•Approximately 82% and 81% of the Company’s gross profit was attributable to specialty products in fiscal 2025 and fiscal 2024, respectively.
•The Company’s gross margin percentage decreased from 16.6 percent in fiscal 2024 to 15.3 percent in fiscal 2025. The decline in fiscal 2025 compared to fiscal 2024 was attributable to both specialty products and structural products, with structural products down 90 basis points and specialty products down 140 basis points.
•As previously disclosed, the Company’s gross profit and gross margin percentage reported for fiscal 2024 benefited by $20.7 million related to changes in retroactive rates for certain anti-dumping or countervailing (“AD/CV”) import duties, and this reduced the Company’s Cost of products sold reported in fiscal 2024. This $20.7 million credit to Cost of products sold was partially offset by $8.0 million of estimated expenses related to import duties in prior periods arising from certain classification discrepancies for products imported into the United States as separately entered shipments. These import duty items resulted in a net benefit of $12.7 million to the Company’s Cost of products sold reported for fiscal 2024 and increased the Company’s gross margin percentage from 16.1% to 16.6% for fiscal 2024. These import duty-related items benefited the operating results for specialty products. The net impact of import duty-related adjustments was not material for fiscal 2025.

Specialty products - Net sales of specialty products, which includes product types such as engineered wood, siding, millwork, outdoor living products, specialty lumber and panels, and industrial products, increased overall by $7.1 million, or 0.3 percent, to $2.1 billion in fiscal 2025.
•The overall increase for specialty products’ Net sales benefited from the incremental Net sales from Disdero.
•Excluding Disdero’s Net sales, the decline in Net sales for specialty products in fiscal 2025 was driven by lower pricing primarily for engineered wood, millwork, and specialty lumber and panels, and by lower volume for industrial products and siding. These declines were partially offset by higher volume for engineered wood products and specialty lumber and panels.
•Specialty products gross profit decreased by $28.6 million, or 7.2%, to $369.0 million in the current year, due primarily to the competitive pricing environment in fiscal 2025 in addition to fiscal 2025 lacking the $12.7 million net benefit related to import duty items, as discussed below.
•Specialty products gross margin percentage decreased to 18.0 percent for fiscal 2025 compared to 19.4 percent for fiscal 2024, due primarily to the reasons noted above for gross profit.

•Gross profit and gross margin percentage reported in fiscal 2024 for specialty products benefited from the aforementioned $12.7 million net benefit related to import duty items. Excluding this net benefit, gross margin percentage for specialty products was 18.8% for fiscal 2024.
Structural products - Net sales of structural products, which includes product types such as lumber, plywood, oriented strand board, rebar, and remesh, decreased overall by $5.6 million, or 0.6 percent, to $901 million in fiscal 2025.
•This overall decrease in Net sales for structural products was due primarily to pricing decreases for panels, partially offset by increases for lumber pricing and panels volumes.
•Gross profit for structural products decreased in the current year by $8.9 million, or 9.7 percent, to $82.6 million from $91.5 million in the prior year period, due primarily to pricing pressures driven by external market factors.
•Compared to fiscal year 2024, average composite pricing for lumber in the U.S. increased 5.8% and panel prices decreased 16.5% in fiscal 2025.
•Structural products gross margin percentage for fiscal 2025 was 9.2 percent, down from 10.1 percent in the prior fiscal year, which was primarily attributable to the pricing pressures driven by external market forces.

Our selling, general, and administrative (“SG&A”) expenses increased 4.3 percent overall, or by $15.6 million, compared to fiscal 2024. This overall increase in fiscal 2025 was due to the addition of Disdero, the extra week in fiscal 2025, increased sales and logistics expenses driven by our strategic channel growth, including multi-family, as well as continuing technology initiatives associated with our digital transformation, a multi-year initiative aimed at modernizing and integrating our core technologies by improving data quality, strengthening transportation management and operational systems, and digitizing key processes.

Depreciation and amortization expense increased 3.7 percent compared to fiscal 2024 due primarily to a higher base of amortizable and depreciable assets throughout fiscal 2025 when compared to the prior fiscal year, resulting from our continued focus on capital investment and the acquisition of Disdero.
Other operating expenses, net in fiscal 2025 were primarily acquisition-related and other nonrecurring expenses, partially offset by insurance recoveries received in 2025 related to property damaged at our Erwin, Tennessee facility due to Hurricane Helene in late 2024.
Interest expense, net, which includes gross interest expense less interest income, increased by 67.1 percent, or $13.0 million, compared to fiscal 2024, primarily due to changes in interest income.
•Gross interest expense was $49.7 million and $47.2 million in fiscal 2025 and 2024, respectively. Gross interest expense in fiscal 2025 and fiscal 2024 included $0.8 million and $1.2 million, respectively, related to the aforementioned estimate for an accrual initially made and disclosed in the first quarter of 2024 for amounts we believe we may owe for discrepancies in import duties paid in prior years for certain imported goods. Excluding these amounts, gross interest expense in fiscal 2025 and fiscal 2024 would have been $48.9 million and $46.0 million, respectively, an increase of $2.9 million. This $2.9 million increase in the current fiscal year was due to additional net finance leases added in fiscal 2025.
•Gross interest income was $17.3 million and $27.8 million for fiscal 2025 and fiscal 2024, respectively. Interest income in fiscal 2025 and fiscal 2024 included $0.5 million and $2.7 million, respectively, received with the aforementioned import duty refunds related to changes in retroactive rates for certain AD/CV import duties. Excluding these amounts, interest income in the current fiscal period and prior year fiscal period would have been $16.9 million and $25.1 million, respectively, a decrease of $8.3 million in the current fiscal period. This $8.3 million decrease in the current fiscal year was due to lower average balances for interest-bearing deposits of cash/cash equivalents and due to lower interest rates paid on those deposits in the current fiscal year.
Our effective income tax rate was 24.9 percent for fiscal 2024. For fiscal 2025, our pre-tax income and income tax benefit were not material. Our effective income tax rates are impacted by the permanent addback of certain nondeductible expenses, including meals and entertainment and executive compensation, and adjustments to deferred income tax assets related to stock-based compensation. Our effective income tax rate for fiscal 2024 also benefited from the partial release of a state income tax valuation allowance for deferred income tax assets. On July 4, 2025, the law formally titled “An Act to Provide for the Reconciliation Pursuant to Title II of H. Con. Res. 14” (commonly referred to as the “One Big Beautiful Bill” or “OBBB”) was signed into law. The income tax provisions of the OBBB did not have a material impact on our effective income tax rate for fiscal 2025, and at this time we do not expect to have a material impact on future years. However, the bonus depreciation provisions of the OBBB reduced our cash payments for income taxes by approximately $1.2 million for fiscal 2025, based on additions of qualifying assets in fiscal 2025.

Our net income for fiscal 2025 was $0.2 million, or $0.02 per diluted share, versus $53.1 million, or $6.19 per diluted share, in the prior fiscal year. Our net income for fiscal 2025 decreased primarily due to the factors discussed above.
Results of Operations
Fiscal 2024 Compared to Fiscal 2023
For a comparison of the Company’s results of operations for the fiscal year ended December 28, 2024 to the fiscal year ended December 30, 2023, refer to Item 7 of the Company’s Annual Report on Form 10-K for fiscal 2024 filed with the SEC on February 18, 2025.

Liquidity and Capital Resources
We expect our material cash requirements for the foreseeable future, including the next 12 months, will be for our:
•Periodic interest payments associated with our senior secured notes, as discussed in Note 8, Debt and Finance Lease Obligations, in Item 8 of this Annual Report;
•Lease agreements which have fixed lease payment obligations, as discussed in Note 13, Lease Commitments, in Item 8 of this Annual Report; and
•Periodic estimated income tax payments, as required.

Our purchase orders are based on near-term needs and are typically fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of inventory specifying minimum quantities or set prices that exceed our expected requirements or that cannot be canceled by us within 30 to 60 days.
We expect our primary sources of liquidity for the next 12 months to be cash/cash equivalents on hand, cash flows from sales and operating activities in the normal course of our operations, and availability from our revolving credit facility, as needed, and we expect that these sources will be sufficient to fund our ongoing cash requirements for the foreseeable future, including at least the next 12 months. We expect to meet our long-term liquidity needs with cash/cash equivalents on hand, cash flows from our operations, and financing arrangements. As of January 3, 2026, we had $385.8 million of cash and cash equivalents plus $340.1 million of availability on our revolving credit facility.
Sources and Uses of Cash
Operating Activities
Net cash provided by operating activities totaled $59.8 million for fiscal 2025 compared to $85.2 million for fiscal 2024. The decrease in cash provided by operating activities for fiscal 2025 was due primarily to lower cash impacts of net income, partially offset by positive changes in working capital driven by more effective inventory management.

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

Investing Activities
Net cash used in investing activities was $119.5 million during fiscal 2025, primarily for our acquisition of Disdero and for capital expenditures. Our investing activities in fiscal 2025 reflected continuing improvements to our distribution facilities, upgrades to our fleet, and digital transformation.

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
Financing Activities
Net cash used in financing activities was $60.1 million for fiscal 2025. Of this amount $38.1 million was used to repurchase our common stock under authorized share repurchase programs and remit excise taxes due on fiscal 2024 share repurchases, $2.5 million was used to repurchase shares to satisfy employee payroll and tax withholdings for vesting of share-based compensation, and $16.3 million was used for principal payments on finance lease obligations.
Net cash used in financing activities was $62.1 million for fiscal 2024. Of this amount $45.3 million was used to repurchase our common stock under authorized share repurchase programs and remit excise taxes due on fiscal 2023 share repurchases, $3.4 million was used to repurchase shares to satisfy employee payroll and tax withholdings for vesting of share-based compensation, and $13.4 million was used for principal payments on finance lease obligations.
Net cash used in financing activities was $56.6 million for fiscal 2023. Of this amount $42.1 million was used to repurchase our common stock under authorized share repurchase programs, $5.3 million was used to repurchase shares to satisfy employee payroll and tax withholdings for vesting of share-based compensation, and $9.2 million was used for payments on finance lease obligations.
Common Stock Repurchases
During fiscal years 2025, 2024, and 2023 we used cash of $37.8 million, $45.0 million, and $42.1 million, respectively, to repurchase shares of our common stock under repurchase programs authorized by our Board of Directors, excluding excise tax due on the repurchases. The repurchase dollar amounts noted above are based on trade date activity, while the amounts reported on our consolidated statements of cash flows for share repurchases are based on settlement date activity.

As of January 3, 2026, we had $8.7 million of remaining repurchase authorization under the $100 million program approved by our Board of Directors on October 31, 2023. On July 28, 2025, our board of directors authorized a new share repurchase program for $50 million. The 2025 authorization may be used after exhaustion of the 2023 authorization, resulting in a total remaining purchase authorization at the end of fiscal 2025 of $58.7 million under both of our authorized share repurchase programs.
Under our share repurchase programs, we may repurchase our common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.
Net Working Capital
Net working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Net working capital is defined as the sum of accounts receivable and inventory, less accounts payable. This metric differs from traditional working capital in that it excludes certain current assets and current liabilities that are reported in our consolidated balance sheet. Our net working capital as of January 3, 2026 and December 28, 2024 is presented in the following table:

	As of
(in thousands)	January 3, 2026	December 28, 2024
	(53 weeks)	(52 weeks)
Current assets included in net working capital:
Accounts receivable, net	$218,161	$225,837
Inventories, net	325,998	355,909
	544,159	581,746

Current liabilities included in net working capital:
Accounts payable	136,388	170,202
Net working capital	$407,771	$411,544
As of January 3, 2026, and December 28, 2024, debt and finance leases consisted of the following:

	As of
	January 3, 2026	December 28, 2024
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facilities (2)	—	—
Finance lease obligations (3)	321,279	292,543
	621,279	592,543
Unamortized debt issuance costs	(1,349)	(2,437)
Unamortized bond discount costs	(1,991)	(2,502)
	617,939	587,604
Less: current portions of finance leases	22,348	12,541
Total debt and finance leases, net of current portions	$595,591	$575,063
(1) As of January 3, 2026 and December 28, 2024, our long-term debt was comprised of $300.0 million of senior secured notes issued in October 2021. These notes are presented under the long-term debt caption of our balance sheet at $296.7 million and $295.1 million as of January 3, 2026 and December 28, 2024, respectively. This presentation is net of their discount of $2.0 million and $2.5 million and the combined carrying value of our debt issuance costs of $1.3 million and $2.4 million as of January 3, 2026 and December 28, 2024, respectively. Our senior secured notes are presented in this table at their face value.
(2) No borrowings were outstanding during fiscal 2025 or fiscal 2024. Available borrowing capacity under our revolving credit facilities was $340.1 million and $346.2 million on January 3, 2026 and December 28, 2024, respectively. Available borrowing capacity is net of undrawn letters of credit commitments. If any borrowings had been outstanding on our revolving credit facility as of January 3, 2026, the borrowings would have incurred interest at the variable rate of 4.77 percent per annum.
(3) Refer to Note 13, Lease Commitments, in Item 8 of this Annual Report.
Senior Secured Notes
In October 2021, we completed a private offering of $300.0 million of our six percent senior secured notes due 2029 (the “2029 Notes”). Interest is payable semi-annually. Our 2029 Notes mature on November 15, 2029, and no principal is due until that time as long as we remain in compliance with the related covenants. As of January 3, 2026, we were in compliance with these covenants.
Revolving Credit Facilities
On August 27, 2025, we entered into a new credit agreement with Bank of America, National Association, and certain other financial institutions. The new credit agreement matures August 27, 2030 and initially provides for a senior secured revolving loan and letter of credit facility (collectively, referred to as the “revolving credit facility”) of up to $350 million and includes a $35 million swing line subfacility for letters of credit. Subject to certain conditions and consents, we have the option in the future to increase the revolving credit facility by an aggregate additional principal amount of up to $300 million. If we obtain the full amount of the additional increases in commitments in the future, the revolving credit facility could allow total borrowings of up to $650 million.
Our obligations under the new credit agreement are secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items.

Any borrowings under the new credit agreement are subject to availability under the “borrowing base” (as such term is defined in the new credit agreement). The new revolving credit facility may be prepaid in whole or in part from time to time without penalty or premium, but including all breakage costs incurred by any lender thereunder.

If borrowings are outstanding under the credit agreement, interest accrues at a rate per annum equal to (i) the then-current Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 1.25% to 1.75%, with the amount of such margin determined based upon the average of the borrowers’ excess availability (as defined) for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on SOFR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.25% to 0.75%, with the amount of such margin determined based upon the average of the Borrowers’ excess availability (as defined) for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on the base rate.

The new credit agreement replaced our former $350 million secured revolving credit facility, dated April 13, 2018.
No borrowings were outstanding on the former revolving credit facility on August 27, 2025.

As of January 3, 2026, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $725.9 million under our new revolving credit facility. Available borrowing capacity under our new revolving credit facility was $340.1 million as of January 3, 2026.

During fiscal 2025, fiscal 2024, and fiscal 2023, the Company incurred no interest expense for its revolving credit facilities since no borrowings were outstanding during those fiscal years. During fiscal 2025, 2024, and 2023, the Company incurred $0.9 million, $1.0 million, and $1.0 million respectively, of fees associated with the revolving credit facilities, primarily unused line fees. These expenses are included in Interest expense, net on the Company‘s consolidated statement of operations.

Finance Lease Commitments
Our finance lease liabilities consist of leases related to equipment, vehicles, and real estate. Our total finance lease commitments totaled $321.3 million and $292.5 million as of January 3, 2026 and December 28, 2024, respectively. Of the $321.3 million of finance lease commitments as of January 3, 2026, $240.6 million related to real estate and $80.6 million related to equipment. Of the $292.5 million of finance lease commitments as of December 28, 2024, $242.8 million related to real estate and $49.8 million related to equipment. As of January 3, 2026, $22.3 million of our finance leases are classified as current liabilities.
The real estate finance leases noted above include $124.1 million and $125.1 million as of January 3, 2026 and December 28, 2024, respectively, for sale-leasebacks of real estate in fiscal 2019 and 2020 that did not qualify for sale treatment for accounting purposes.
Off-Balance Sheet Arrangements
As of January 3, 2026 and December 28, 2024, we did not have any off-balance sheet arrangements other than short-term inventory commitments in the normal course of our business. Our purchase order commitments are based on near-term needs and are typically fulfilled by vendors within short time horizons. We do not have significant agreements for the purchase of inventory specifying minimum quantities or set prices that exceed expected requirements or that we cannot be cancel within 30 to 60 days.
Critical Accounting Estimates
Our significant accounting policies are disclosed in Note 1, Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this Annual Report. The following discussion addresses our most critical accounting estimates, which are those that are both important for the representation of our financial condition and results of operations, and that require significant judgment or use of significant assumptions or complex estimates.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their potential effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in our recording additional expenses or additional liabilities, among other effects.

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
Revenue Recognition
We recognize revenue when the following criteria are met: (1) contract with the customer has been identified; (2) performance obligations in the contract have been identified; (3) transaction price has been determined; (4) the transaction price has been allocated to the performance obligations; and (5) when (or as) performance obligations are satisfied. For us, this generally means that we recognize revenue when title to our products is transferred to our customers. Title usually transfers upon shipment to, or receipt at, our customers’ locations, as determined by the specific sales terms of each transaction. Our customers can earn certain incentives including, but not limited to, cash discounts and rebates. These incentives are deducted from revenue recognized. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance, and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts may be different from our estimates, and such differences are recorded once they have been determined.
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
We evaluate our ability to realize the income tax benefits associated with deferred income tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carryback years (if permitted), and the availability of income tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the income tax benefit associated with a deferred income tax asset. As of January 3, 2026, positive evidence continued to outweigh negative evidence, as such no valuation allowance was deemed necessary except to the extent of certain state net operating losses. The valuation allowance related to our net operating losses as of January 3, 2026 was approximately $3.4 million. See Note 7, Income Taxes, in Item 8 of this Annual Report.
The effective income tax rate that is calculated from our consolidated statement of operation can differ from statutory income tax rates due in part to certain expenses that are not deductible, in full or partially, on our income tax returns, such as business meals, entertainment, and executive compensation, and due to adjustments to deferred income tax assets related to stock-based compensation. The impact that such differences can have on our effective income tax rate for financial reporting purposes is more material for reporting periods in which either, or both, our pre-tax income or income tax expense (or benefit) are low. For a reconciliation of the impact that these items had on our effective income tax rate for fiscal 2025, see Note 7, Income Taxes, to the consolidated financial statements.

Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of the acquisition date fair values of identifiable assets acquired and liabilities assumed requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. We must make significant estimates and assumptions about intangible assets, obligations assumed and pre-acquisition contingencies, including uncertain tax positions and tax-related valuation allowances and reserves, where applicable. In valuing certain acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair values of the customer relationships intangible assets acquired. The excess of the purchase price over fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill.

For the valuation of intangible assets acquired in a business combination, we typically use an income approach to estimate fair value. Critical inputs and assumptions in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer relationships and developed technologies, expected customer attrition rates, discount rates, the acquired Company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined Company’s product portfolio.

When a business combination occurs late in a reporting period, we may utilize a method known as “benchmarking” to provide preliminary estimates for the fair values of intangible assets, goodwill, acquired leases, and inventory for financial reporting purposes in the reporting period in which the business combination occurs. The “benchmarking” method involves utilizing valuation inputs, such as discount rates, royalty rates, etc., from our prior business combinations and/or similar business combination completed by other entities. The preliminary fair value estimates are updated in the subsequent reporting period when additional and more specific information is gathered and analyzed for the acquired business.

After subsequent adjustments are made for any “benchmarking” estimates, and for business combinations where the “benchmarking” method is not utilized, our estimates of fair value assigned to acquired assets and assumed liabilities may be inherently uncertain and subject to refinement. As a result, during the measurement period, which can last up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the consolidated statements of operations. The results of operations of acquisitions are reflected in the Company’s consolidated financial statements from the date of acquisition.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Estimates are used in the determination of the fair values of identifiable assets acquired, including intangible assets, and liabilities assumed in a business combination, but the initial carrying value assigned to goodwill is of a residual nature. Goodwill is not subject to amortization but must be tested for impairment at least annually using either a qualitative method or a quantitative method. Goodwill may also need to be assessed for impairment between the annual assessments if an event occurs or circumstances change that would indicate the carrying value of goodwill may be impaired. Such interim events and circumstances can include significant declines in the industries in which our products are used, significant changes in capital market conditions, and significant changes in our market capitalization.

Goodwill is assessed for impairment at the reporting unit level, and the assessment must determine if the fair value of the reporting unit, including the goodwill, is less than its carrying value. For entities like us that consist of a single reporting unit, goodwill is assessed at the enterprise level. In performing a qualitative assessment, potential impairment indicators must be evaluated to determine if it is “more likely than not that the fair value of the reporting unit is less than its carrying amount.” Such evaluations involve estimates of the significance and materiality of any identified impairment indicators. For a quantitative assessment, we utilize a combination of the present value of expected cash flows and the guideline public companies method to determine the estimated fair value of our enterprise. This present value model requires management to estimate future gross profit, cash flows, the timing of the future cash flows, and a discount rate (based on a weighted-average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. These estimates can have material influences on a goodwill assessment.
We perform our annual goodwill assessment as of the first day of our fiscal fourth quarter. Based on the results of our most recent annual assessment, which was quantitative, our goodwill was not impaired. The results of this most recent annual assessment indicated that the estimated fair value of the enterprise exceeded its carrying value by approximately 10% as of the assessment date. The estimation of the fair value of the enterprise was based in part on a discounted cash flows model that utilizes key inputs such as our forecasted gross profit and our cost of capital. Given that the estimated fair value of the enterprise exceeded its carrying value by only 10% as of the most recent assessment date, our goodwill could be impaired in future reporting periods if any one or more of the inputs into the discounted cash flows model, including the aforementioned key inputs, do not meet forecasted expectations.
As of January 3, 2026, the carrying value of our goodwill was $67.2 million, which represented 4.3% of our consolidated assets.
Between our annual impairment assessment for fiscal 2025 and 2024, we noted no interim events or circumstances to indicate that the carrying value of our goodwill was impaired. Therefore, we relied on our annual assessments.
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
Commodity Price Risk
Although we have no material financial instruments as of January 3, 2026 and December 28, 2024 that are directly exposed to commodity price risk, many of the building products that we inventory and distribute, including oriented strand board (“OSB”), plywood, lumber, and rebar, are commodities whose price is determined by the market’s supply and demand for such products. Prices of commodity products can also change as a result of national and international economic conditions, labor and freight costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of products. Short-term increases in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods and pricing pressure from our competitors may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases in freight costs on our products. We may enter into derivative financial instruments to mitigate the potential impact of commodity price fluctuations on our results of operations or cash flows. As of January 3, 2026 and December 28, 2024, we had no such derivative financial instruments in place. For further discussion of commodity price risk, refer to Item 1A, Risk Factors, and to the section under the heading “Commodity Nature of Our Products” within “Factors That Affect Our Operating Results and Trends” in Item 7 of this Annual Report on Form 10-K.
Interest Rate Risk
We may be exposed to changes in interest rates for our outstanding debt. Changes in market interest rates could affect our interest expense. We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR, or other applicable benchmark rate, when we have amounts outstanding on our revolving credit facility. As of January 3, 2026 and December 28, 2024, we had no outstanding borrowings on our revolving credit facility. If any borrowings had been outstanding on our revolving credit facility as of January 3, 2026, the borrowings would have incurred interest at the variable rate of 4.77 percent per annum. Our senior secured notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates if we remain in compliance with the related debt covenants, but interest rate changes could impact the terms and pricing of any future refinancings of our term debt. We may enter into derivative financial instruments to mitigate the potential impact of interest rate risk on our results of operations or cash flows. As of January 3, 2026 and December 28, 2024, we had no such derivative financial instruments in place. For further discussion of our indebtedness and related interest rate risk, refer to Note 8, Debt and Finance Lease Obligations in Item 8 and to Item 1A, Risk Factors of this Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BlueLinx Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BlueLinx Holdings Inc. (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
At January 3, 2026, the goodwill balance was $67.2 million. As disclosed in Note 4 to the consolidated financial statements, goodwill is tested for impairment annually at the reporting unit level on the first day of the fiscal fourth quarter or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. This requires management to estimate the fair value of the reporting unit based on a combination of the discounted cash flow method and guideline public company method.

We identified the assessment of the Company’s quantitative impairment test over goodwill recorded as of the date of the annual quantitative test in 2025 as a critical audit matter. Auditing management’s estimate of the fair value of the reporting unit was complex and required significant judgment. In particular, the estimate of the fair value of the reporting unit is sensitive to significant assumptions, such as the weighted average cost of capital and future gross profit, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over the estimation of the fair value of the reporting unit, including the Company’s controls over the review of the valuation model, the mathematical accuracy of the valuation model, and the review of significant assumptions, as described above, used to estimate the fair value of the reporting unit. We also tested management’s review of the reconciliation of the estimated fair value of the reporting unit to the market capitalization of the Company.
To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions, as described above, and the underlying data used by the Company in its analysis. We compared the significant assumptions, as described above, used by management to current industry and economic trends and evaluated whether changes to these factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions described above to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions, including the weighted average cost of capital used in determining the fair value of the reporting unit.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Atlanta, Georgia
February 24, 2026

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
(In thousands, except per share amounts)	53 weeks	52 weeks	52 weeks

Net sales	$2,954,007	$2,952,532	$3,136,381
Cost of products sold	2,502,379	2,463,393	2,609,364
Gross profit	451,628	489,139	527,017
Operating expenses (income):
Selling, general, and administrative	381,109	365,532	355,819
Depreciation and amortization	39,905	38,488	32,043
Recognition of deferred gains on real estate	(3,934)	(3,934)	(3,934)
Gain from sale of property	—	(272)	—
Other operating expenses	2,065	1,755	4,640
Total operating expenses	419,145	401,569	388,568
Operating income	32,483	87,570	138,449
Non-operating expenses (income):
Interest expense, net	32,354	19,364	23,746
Settlement of defined benefit pension plan	—	(2,481)	30,440
Other expense, net	—	—	2,377
Income before provision (benefit) for income taxes	129	70,687	81,886
(Benefit) provision for income taxes	(90)	17,571	33,350
Net income	$219	$53,116	$48,536

Basic earnings per share	$0.02	$6.22	$5.40
Diluted earnings per share	$0.02	$6.19	$5.39

Comprehensive income:
Net income	$219	$53,116	$48,536
Other comprehensive income:
Actuarial loss on defined benefit plan, net of tax $1,090	—	—	(3,119)
Amortization of unrecognized pension gain, net of tax of $(325)	—	—	882
Settlement of frozen defined benefit pension plan, including tax of $4,472	—	—	34,912
Other	—	—	(1,263)
Total other comprehensive income	—	—	31,412
Comprehensive income	$219	$53,116	$79,948

See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	As of
	January 3, 2026	December 28, 2024
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$385,843	$505,622
Accounts receivable, net	218,161	225,837
Inventories, net	325,998	355,909
Other current assets	54,466	46,620
Total current assets	984,468	1,133,988

Property and equipment, net	286,760	249,556
Operating lease right-of-use assets	54,608	47,221
Goodwill	67,226	55,372
Intangible assets, net	86,700	26,881
Deferred income tax asset, net	50,615	50,578
Other non-current assets	18,902	14,121
Total assets	$1,549,279	$1,577,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136,388	$170,202
Accrued compensation	17,466	16,706
Finance lease liabilities - current	22,348	12,541
Operating lease liabilities - current	8,969	8,478
Real estate deferred gains - current	3,935	3,935
Other current liabilities	22,173	21,862
Total current liabilities	211,279	233,724
Non-current liabilities:
Long-term debt	296,660	295,061
Finance lease liabilities - less current portion	298,931	280,002
Operating lease liabilities - less current portion	47,075	40,114
Real estate deferred gains - less current portion	59,362	63,296
Other non-current liabilities	18,657	19,079
Total liabilities	931,964	931,276

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value, 30,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized, 7,866,497 and 8,650,046 outstanding, respectively	79	83
Additional paid-in capital	94,762	124,103
Retained earnings	522,474	522,255
Total stockholders’ equity	617,315	646,441
Total liabilities and stockholders’ equity	$1,549,279	$1,577,717
See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance as of the beginning of fiscal 2023	9,049	$90	$200,748	$(31,412)	$420,603	$590,029
Net income	—	—	—	—	48,536	48,536
Other comprehensive loss	—	—	—	31,412	—	31,412
Vesting of restricted stock units	170	2	(2)	—	—	—
Compensation related to share-based grants	—	—	12,055	—	—	12,055
Repurchase of shares to satisfy employee tax withholdings	(63)	—	(5,279)	—	—	(5,279)
Common stock repurchases and retirements	(506)	(5)	(42,462)	—	—	(42,467)
Balance as of end of fiscal 2023	8,650	87	165,060	—	469,139	634,286
Net income	—	—	—	—	53,116	53,116
Other comprehensive income	—	—	—	—	—	—
Vesting of restricted stock units	105	1	(1)	—	—	—
Compensation related to share-based grants	—	—	7,749	—	—	7,749
Repurchase of shares to satisfy employee tax withholdings	(32)	(a)	(3,365)	—	—	(3,365)
Common stock repurchases and retirements	(428)	(5)	(45,340)	—	—	(45,345)
Balance as of end of fiscal 2024	8,295	83	124,103	—	522,255	646,441
Net income	—	—	—		219	219
Vesting of restricted stock units	110	1	(1)	—	—	—
Compensation related to share-based grants	—	—	11,252	—	—	11,252
Repurchase of shares to satisfy employee tax withholdings	(35)	(a)	(2,519)	—	—	(2,519)
Common stock repurchases and retirements	(504)	(5)	(38,073)	—	—	(38,078)
Balance as of end of fiscal 2025	7,866	$79	$94,762	$—	$522,474	$617,315

(a) Activity rounds to less than one thousand dollars
There has been no activity for Preferred Stock.

See the accompanying notes to the consolidated financial statements.

BLUELINX HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal Year Ended January 3, 2026	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023
	53 weeks	52 weeks	52 weeks
Cash flows from operating activities:
Net income	$219	$53,116	$48,536
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	39,905	38,488	32,043
Settlement of frozen defined benefit pension plan	—	—	30,440
Amortization of debt discount and issuance costs	1,510	1,318	1,319
Insurance recoveries in excess of carrying values of property & equipment	(2,443)	—	—
Gains from sale of property	—	(272)	—
(Benefit) provision for deferred income taxes	(36)	2,678	7,756
Share-based compensation	11,252	7,749	12,055
Recognition of deferred gains from real estate	(3,934)	(3,934)	(3,934)
Other income statement items	—	—	(909)
Changes in operating assets and liabilities, net of business combination:
Accounts receivable	14,053	2,573	23,145
Inventories	45,959	(12,271)	140,875
Accounts payable	(36,009)	13,002	5,973
Employer contributions due to the single-employer defined benefit pension plan	—	—	(6,900)
Other current assets	(3,710)	(20,012)	15,513
Other assets and liabilities	(6,982)	2,743	373
Net cash provided by operating activities	59,784	85,178	306,285

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(95,210)	—	300
Proceeds from sales of property and insurance recoveries	2,656	899	357
Property and equipment investments	(26,933)	(40,109)	(27,520)
Net cash used in investing activities	(119,487)	(39,210)	(26,863)

Cash flows from financing activities:
Common stock repurchases	(38,126)	(45,297)	(42,135)
Debt financing costs	(3,095)	—	—
Repurchase of shares to satisfy employee tax withholdings	(2,538)	(3,365)	(5,279)
Principal payments on finance lease liabilities	(16,317)	(13,427)	(9,208)
Net cash used in financing activities	(60,076)	(62,089)	(56,622)

Net change in cash and cash equivalents	(119,779)	(16,121)	222,800
Cash and cash equivalents at beginning fiscal year	505,622	521,743	298,943
Cash and cash equivalents at end of fiscal year	$385,843	$505,622	$521,743

Supplemental cash flow information:
Income tax payments, net of refunds	$3,985	$30,408	$19,239
Interest paid, including interest for finance leases	$47,093	$44,988	$43,438
Noncash transactions:
Additions of fleet assets under finance leases	$44,564	$19,373	$19,861
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”). The Company’s consolidated financial statements include the accounts of BlueLinx Holdings Inc. and its wholly owned subsidiaries. The Company is composed of a single reportable segment for financial reporting purposes. All significant intercompany accounts and transactions have been eliminated. After close of business on October 31, 2025, the Company’s wholly-owned subsidiary, BlueLinx Corporation, acquired all issued and outstanding membership interests of Disdero Lumber Co., LLC (“Disdero”). The acquisition of Disdero is accounted for by the Company under the provisions of Accounting Standards Codification (“ASC”) No. 805, Business Combinations (“ASC 805”), as a business combination under the acquisition method. The results of operations and cash flows for Disdero are included in the Company’s consolidated financial statements beginning November 1, 2025. See Note 2, Business Combination, to the consolidated financial statements.

The Company operates on a 5-4-4 fiscal calendar. Its fiscal year ends on the Saturday closest to December 31 of each year and may comprise 53 weeks in certain years. The Company’s 2025 fiscal year contained 53 weeks and ended on January 3, 2026 (“fiscal 2025”). Fiscal 2024 contained 52 weeks and ended on December 28, 2024 (“fiscal 2024”). Fiscal 2023 contained 52 weeks and ended on December 30, 2023 (“fiscal 2023”). In a fiscal year with 53 weeks, Net sales, Cost of products sold, and employee compensation costs reflect 53 weeks of activity. However, certain other items, such as non-cash depreciation and amortization expenses that are based on the estimated useful lives of the underlying assets and costs that are incurred on a calendar month basis such as rent, are not adjusted in a 53-week fiscal year when compared to a 52-week fiscal year.
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

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Customer payment terms are typical for the Company’s industry and may vary by the type and location of customers and by the products or services offered. The time period between invoicing and when payment is due is not deemed to be significant. For certain sales channels and/or products, standard payment terms may be as early as ten days and in limited situations we may require a customer to pay at time of delivery.
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
Substantially all of the amount reported in Cost of products sold on the Company’s consolidated statement of operations is composed of cost to purchase inventory for resale to customers, including the cost of inbound freight, volume incentives, and inventory adjustments. During fiscal 2025, 2024 and 2023, no one supplier represented more than 10% of the Company’s consolidated Cost of products sold.

Cash and Cash Equivalents
As of January 3, 2026 and December 28, 2024, the majority of the Company’s cash and cash equivalents were comprised of short-term funds. These funds invest in instruments that have a weighted-average maturity of three months or less, including cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Government or its agencies, and repurchase agreements secured by such obligations or cash. The Company’s policy is to classify such short-term highly liquid investments as cash equivalents. Also, the Company has cash deposits with financial institutions that are typically in excess of federally insured limits. Though the Company has not experienced any losses on its cash deposits to date and does not currently anticipate incurring any such losses, there can be no assurance that the Company will not experience losses in the future.
Based on the legal form and nature of any restrictions that may be placed by third parties on certain amounts of cash transferred by the Company to external entities, the Company’s accounting policy is to classify such unexpended amounts as either restricted cash, other current assets, or other non-current assets in its consolidated balance sheets. As of January 3, 2026 and December 28, 2024, the Company had $11.6 million and $11.5 million, respectively, reported within Other non-current assets on its consolidated balance sheets for amounts transferred to a third party related to certain of the Company’s self-insured risks for events that have occurred but have not been settled by, or are not yet known to, the Company. See the subsequent section of this note under the heading, Self Insurance. The Company had no amounts reported as restricted cash on its consolidated balance sheets as of January 3, 2026 and December 28, 2024.
Accounts Receivable and Allowance
Accounts receivable are stated at net realizable value, do not bear interest, and consist of amounts owed for orders shipped to customers. The Company has established an overall credit policy for sales to customers.
Under the provisions of ASC No. 323, Financial Instruments-Credit Losses, that apply to the Company’s trade accounts receivable, a current expected credit loss (“CECL”) model is required. The Company believes that its accounts receivable are homogenous and concluded that they can be grouped into one pool when applying the CECL model. The CECL impairment

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

model requires an estimate of expected credit losses, measured over the contractual life of a trade receivable, that considers forecasts of future economic conditions in addition to information about past events and current conditions, including specific customer account reviews, historical loss experience, and the creditworthiness of significant customers based on ongoing credit evaluations. The Company prospectively adopted Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments-Credit Losses (Topic 326); Measurement Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), as of the beginning of its fiscal fourth quarter 2025. The Company elected the practical expedient in ASU 2025-05 that allows an entity to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast for estimating any expected credit losses. As of January 3, 2026 and December 28, 2024, the Company’s allowance for Accounts receivable was $5.0 million and $4.3 million, respectively, and net changes in the allowance were not material for any reporting period presented.
Inventory
The Company’s inventories consist mostly of finished goods inventory, with a very limited amount of work-in-process inventory. The cost of all inventories is determined by the moving average cost method. The Company includes all material charges directly incurred in bringing inventory to its existing condition and location, including the cost of inbound freight, volume incentives, inventory adjustments, tariffs, import duties and other import fees. The Company evaluates its inventory value at the end of each quarter to ensure that inventory, when viewed by category, is carried at the lower-of-cost-or-net-realizable-value (“LCNRV”), which also considers items that may be considered damaged, excess, and obsolete inventory. As of January 3, 2026 and December 28, 2024, the carrying values of the Company’s inventory reported on its consolidated balance sheets did not reflect any adjustments for LCNRV matters.

Most all of the amount reported in Cost of products sold on the Company’s consolidated statement of operations is composed of costs incurred to purchase inventory that is subsequently resold to customers, including costs related to import duties and tariffs. Import duties and tariffs are not typically passed through to customers as separately billed charges. Certain import duties are classified by the U.S. Department of Commerce (the “Commerce Department”) as “antidumping or countervailing duties,” and these import duties may be subject to periodic review and adjustments by the Commerce Department through a process known as a trade remedy administrative review, which can result in both retroactive and prospective adjustments to import duty rates. At the time of importation, the Company tenders antidumping duty and countervailing duty cash deposits (as use of that term has been defined by the Commerce Department) to the U.S. Customs and Border Protection (“U.S. Customs”) and accounts for duties and tariffs based on the then-current rates in effect, and records any retroactive adjustments in the period in which U.S. Customs determines final duty rates at the time entries subject to antidumping and countervailing duties liquidate (as use of that term has been defined by the Commerce Department), typically through the resolution of a trade remedy administrative review proceeding.

During fiscal 2024, the Company recognized refunds of $20.7 million plus interest earnings of $2.7 million related to retroactive adjustments associated with certain antidumping duties for imported wood moulding and millwork products. The antidumping duty cash deposits were originally paid and accounted for by the Company in prior reporting periods at the then-current rates. Impacted inventories have since been sold. These adjustment amounts are reflected in Cost of products sold and Interest expense, net, respectively, on the Company’s consolidated statement of operations for the fiscal year ended December 28, 2024. The net amount for antidumping duties reflected in Cost of products sold on the Company’s consolidated statement of operations was not material for the fiscal year ended January 3, 2026. See Note 14, Commitments and Contingencies, to the consolidated financial statements for disclosure concerning other matters related to import duties.

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

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from seven years to 15 years for land improvements, 15 years to 33 years for buildings, three years to seven years for machinery and equipment, including software. Leasehold improvements are depreciated over the lesser of 15 years or the remaining life of the expected lease term. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in earnings.
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
Goodwill and Other Intangible Assets
Goodwill
Under the acquisition method of accounting for a business combination, goodwill is the excess of the consideration paid to acquire the business over the fair value of the assets acquired and liabilities assumed. Goodwill is not subject to amortization but must be assessed for impairment at least annually and more frequently if indicators of impairment exist. Goodwill must be assessed at the reporting unit level and since the Company operates within one single reporting unit, all of the Company’s goodwill is assessed at the enterprise level. The Company performs its annual goodwill assessment as of the first day of its fiscal fourth quarter. Testing goodwill for impairment requires the Company to compare the fair value of a reporting unit with its carrying amount, including goodwill. The Company typically utilizes the services of a third-party expert for assistance in assessing goodwill.

There are two methods for assessing goodwill: the qualitative method and the quantitative method. The qualitative assessment may give the Company the option to evaluate, based on the weight of evidence, the significance of identified events and circumstances in the context of determining whether it is “more likely than not” (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. ASC 350 provides a list of events and circumstances for the Company to consider when assessing goodwill under the qualitative method. If the Company can concludes based on the qualitative assessment that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying amount, the Company is deemed to have completed its goodwill impairment test and does not need to perform the quantitative impairment test. If the Company concludes based on the qualitative assessment that it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the quantitative impairment test. The Company may also elect to not perform the qualitative method and instead perform the quantitative test only. An assessment under the quantitative method requires the Company to estimate the enterprise’s fair value through valuation methods that utilize inputs such as projections of discounted cash flows, weighted-average cost of capital, comparisons to similar entities, future market and economic conditions, and market capitalization.

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
Other Intangible Assets Originating from Business Combinations
The Company’s intangible assets that are deemed to have definitive lives are subject to amortization. These assets are subject to impairment testing if events or circumstances occur that indicate the carrying amounts may be impaired.
Indefinite-lived intangible assets are not amortized, but, like goodwill, must be assessed for impairment at least annually and between annual impairment tests if an event occurs or circumstances change that would indicate that the carrying amount of

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

finite-lived intangible asset may be impaired. For the Company’s Disdero business combination (see Note 2, Business Combination), the Company has made a preliminary determination that the acquired Disdero trade name intangible asset has an indefinite life since the Company, at this time, plans to use the Disdero trade name indefinitely in the operations of the acquired Disdero business.

Self-Insurance
The Company is self-insured for its non-union and certain unionized employee health benefits. The Company purchases stop-loss insurance in order to establish certain limits to its exposure on a per claim basis, both individually and in the aggregate. Health benefits for some unionized employees for fiscal 2025, 2024 and 2023 were paid directly to a union trust, depending upon the union-negotiated benefit arrangement.
The Company is also self-insured, up to certain limits, for workers’ compensation losses, general liability, and automotive liability losses, all subject to varying “per occurrence” retentions or deductible limits. It is the Company’s policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, and auto liability. The Company’s self-insured deductible for each claim involving workers’ compensation, comprehensive general liability (including product liability claims), and auto liability is limited to $0.8 million, $0.8 million, and $2.0 million, respectively. The Company is also self-insured up to certain limits for the majority of its medical benefit plans ($0.3 million per covered person, per year). A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded at least annually. The estimate is derived from both internal and external sources including but not limited to actuarial estimates. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations, future expense and cash flow. As of January 3, 2026 and December 28, 2024, the self-insurance liabilities totaled $12.0 million and $11.8 million, respectively.
The Company provides for estimated costs to settle both known claims and claims incurred but not yet reported by making periodic prepayments, considering our retention and stop loss limits. Liabilities of the Company associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to the Company, as well as industry-wide loss experience and other actuarial assumptions. The Company determines its insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities, and in the case of workers’ compensation, a significant period of time elapses before the ultimate resolution of claims, differences between actual future events, and prior estimates and assumptions could result in adjustments to these liabilities. The Company has deposits on hand with certain third-party insurance administrators and insurance carriers to cover its obligation for future payment of claims. These deposits are recorded in non-current assets in the Company’s consolidated balance sheets.
Leases
The Company is the lessee in a lease contract when it obtains the right to control an asset associated with a particular lease. For operating leases, the Company records a right-of-use ("ROU") asset that represents its right to use an underlying asset for the lease term, and a corresponding lease liability that represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Financing ROU assets associated with finance leases are included in property and equipment. Leases with a lease term of 12 months or less at inception are not recorded on the Company’s consolidated balance sheet and are expensed on a straight-line basis over the lease term in the consolidated statement of operations and comprehensive income. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain to occur. The Company uses the implicit rate in a lease agreement, and if that rate is not readily determinable, the Company’s incremental borrowing rate is used in determining the present value of future lease payments. When contracts contain lease and non-lease components, both components are accounted for as a single lease component. See Note 13, Lease Commitments, to the consolidated financial statements for additional information.
Income Taxes
The Company accounts for deferred income taxes using the liability method. Accordingly, deferred income tax assets and liabilities are recognized based on the income tax effects of temporary differences between the financial statement and income tax bases of assets and liabilities, as measured by current enacted income tax rates. All deferred income tax assets and liabilities are classified as noncurrent in the Company’s consolidated balance sheet. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (likelihood of more than 50%) that some portion or all the deferred

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income tax asset will not be realized. For additional information, see Note 7, Income Taxes, to the consolidated financial statements.
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
When a business combination occurs late in a reporting period, the Company may utilize a method known as benchmarking to provide preliminary estimates for the fair values of certain assets acquired and liabilities assumed, including intangible assets, inventory, acquired leases, and the residual goodwill. The benchmarking method involves utilizing valuation inputs, such as discount rates, royalty rates, etc., from the Company’s prior business combinations and/or similar business combinations completed by other entities. The preliminary fair value benchmarking estimates are updated in the subsequent reporting period when additional and more specific information is gathered and analyzed for the acquired business.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After subsequent fair value adjustments are made for any benchmarking estimates, and for business combinations where the benchmarking method is not utilized, the Company’s estimates of fair value assigned to acquired assets and assumed liabilities may be inherently uncertain and subject to refinement. As a result, during the measurement period, which can last up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the consolidated statements of operations. The results of operations of acquisitions are reflected in the Company’s consolidated financial statements from the date of acquisition.
Share-Based Compensation Expense
For share-based compensation, the Company recognizes compensation expense equal to the grant-date fair value, which is generally based on the fair market value of the Company’s common stock on the date of grant.
For service-based awards, compensation expense is recognized if the grant recipient provides the requisite service to the Company. Compensation expense is recorded on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they actually occur, and compensation expense is adjusted accordingly so that it reflects cumulative expense only for the number of grants that actually vested prior to the forfeiture event.
For performance-based awards, prior to vesting compensation expense is recognized for grants that are deemed probable of vesting based on actual or forecasted achievement of the performance metrics as long as the grant recipient continues to provide the requisite service to the Company. At the end of each reporting period, the Company is required to reassess the expected achievement of the performance metrics and adjust cumulative compensation expense accordingly based on the number of grants that have vested or are expected to vest based on achievement of the performance metrics. When a grant recipient stops providing the requisite service to the Company, forfeitures are accounted for as they actually occur and compensation expense is adjusted accordingly so that it reflects cumulative expense only for the number of grants that actually vested prior to the forfeiture event.
For market-based awards, compensation expense is recognized for the grant-date fair value of the award on a straight-line basis as the grant recipient provides the requisite service to the Company, regardless of whether the grant vests or is expected to vest based on achievement of the market-based metrics. When a grant recipient stops providing the requisite service to the Company, forfeitures are accounted for as they actually occur and compensation expense is adjusted accordingly so that it reflects cumulative expense only for the number of grants that actually vested prior to the forfeiture event.
Compensation expense related to share-based payment awards is generally recorded in SG&A expense in the consolidated statements of operations.
Repurchases of Common Stock
On October 31, 2023, the Company’s board of directors authorized a share repurchase program for $100 million, of which $8.7 million remains available for repurchases as of January 3, 2026. On July 28, 2025, the Company’s board of directors authorized a new share repurchase program for $50 million that can be used after exhaustion of the October 31, 2023 authorization. Under the share purchase programs, the Company may make authorized repurchases of its common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers, or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1. Repurchased shares of the Company’s common stock are retired by the Company and are not reported as treasury stock. The portion of the cost to repurchase common stock that is in excess of par value is charged to additional paid-in capital within stockholders’ equity.
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

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Cost
Advertising costs are expensed as incurred and totaled $1.7 million, $1.8 million, and $2.1 million for the fiscal years 2025, 2024 and 2023, respectively.
Recent Accounting Standards - Adopted
Adopted in Fiscal 2025
Income Tax Disclosure Improvement. ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the income tax rate reconciliation and must disaggregate income taxes paid. The ASU’s disclosure requirements apply to all entities subject to Accounting Standards Codification Topic 740. The overall objective of these disclosure requirements is for an entity, particularly an entity operating in multiple jurisdictions, to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective income tax rate and the statutory income tax rate. The Company adopted ASU 2023-09 prospectively for the fiscal year ended January 3, 2026. See Note 7, Income Taxes, to the consolidated financial statements. Since this new ASU addresses only disclosures, its adoption did not have any effect on the Company’s financial position, results of operations, or cash flows.
Measurement Losses for Accounts Receivable and Contract Assets. The Company early adopted ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326); Measurement Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), as of the beginning of its fiscal fourth quarter 2025. See the disclosures under the heading “Accounts Receivable and Allowance” presented earlier in this Note 1.
Adopted in Fiscal 2024
Segment Reporting Improvements. On November 27, 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The FASB issued this new guidance primarily to provide financial statement users with more disaggregated expense information about a public business entity’s (“PBE”) reportable segment(s). This ASU requires PBEs to provide incremental disclosures related to the entity’s reportable segment(s), including disclosures for expenses that are both 1) significant to each reportable segment and are provided regularly to the chief operating decision maker (“CODM”) or easily computed from information regularly provided to the CODM and 2) included in the reported measure of segment profit or loss used by the CODM to assess performance and allocate resources. Under the provisions of this ASU, all of the disclosures required in the segment guidance, including disclosing a measure of segment profit or loss used by the CODM and reporting significant segment expenses, applies to all PBEs, including those with a single operating or reportable segment. However, this ASU did not change the definition of a segment, the method for determining segments, or any criteria for aggregating operating segments into reportable segments. The Company adopted ASU 2023-07 at the beginning of fiscal 2024, however it became effective for the Company’s fiscal 2024 annual reporting period and for interim financial reporting periods at the beginning of fiscal 2025. As required, the Company’s annual disclosures for ASU 2023-07 are retrospectively presented for all annual comparative periods beginning in the notes to these annual consolidated financial statements. See Note 5, Segment Reporting, to the consolidated financial statements. Since this ASU addresses only disclosures, the adoption did not have any effects on the Company’s financial condition, results of operations or cash flows.
Recent Accounting Standards - Adoption Pending
Costs and Expenses Disclosures. On November 4, 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which establishes new disaggregation disclosure requirements for certain costs and expenses in the notes to the consolidated financial statements. Under the new guidance, entities must provide details of the components of its expense captions from continuing operations presented on the face of the statement of operations as well as a qualitative description of the amounts remaining that are not separately disaggregated quantitatively. Relevant disclosure categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. An entity must also disclose the total amount of selling expenses, and in annual reports, its definition thereof. The disclosure of these costs and expenses will be required in addition to and irrespective of their inclusion in other disclosures. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. ASU 2024-03 will be effective for the Company for the fiscal 2027 annual reporting period and for interim periods beginning in fiscal 2028, as clarified by ASU 2025-01. Since this new ASU addresses only disclosures, the Company does not expect its

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adoption to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating the new disclosures that will be required upon adoption of ASU 2024-03.
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
Interim Reporting. On December 8, 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”) to clarify the current interim disclosure requirements and the applicability of ASC 270, Interim Reporting. The ASU creates a comprehensive list of interim disclosures in ASC 270 that are required in interim financial statements and the accompanying notes under GAAP. It also incorporates a disclosure principle requiring entities to disclose in interim periods events and changes that occur after the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 also clarifies that SEC registrants are required to refer to existing SEC guidance, such as Rule 10-01 of Regulation S-X, since those rules provide form and content requirements for condensed financial statements (condensed statements). ASU 2025-11 will be effective for interim and annual reporting periods beginning after 2027, which will be first quarter of fiscal 2028 for the Company. Early adoption is permitted, and the guidance can be applied prospectively or retrospectively. Since ASU 2025-11 is disclosure-related only, its adoption is not expected to have an effect on the Company’s financial position, results of operations, or cash flows. The Company is currently evaluating the disclosure guidance in ASU 2025-11 to determine if any new or amended disclosures will be required upon adoption.

2. Business Combination
On October 31, 2025, BlueLinx Corporation, a wholly owned subsidiary of BlueLinx Holdings Inc., entered into an equity purchase agreement (the “Purchase Agreement”) to purchase 100% of the equity interest of Disdero Lumber Co., LLC (“Disdero”). Disdero is engaged in the business of wholesale distribution of premium specialty building materials that include a complete line of clear lumber and distinctive wood architectural elements that are sold into nearly all 50 states. Disdero’s products are used primarily in the construction of high-end, custom homes and decks, as well as upscale multi-family residential and commercial properties. The acquisition of Disdero is expected to serve as a catalyst for the Company’s growth by using the Company’s existing distribution network to offer Disdero’s premium specialty products to many of the Company’s existing customers not currently served by Disdero. Additionally, the Disdero acquisition is expected to enhance the Company’s specialty products focus as well as its geographic expansion and channel diversification strategies.

The purchase price on October 31, 2025 was approximately $95.4 million ($95.2 million net after considering cash acquired), which the Company paid from cash on hand. The purchase price is subject to customary adjustments, such as adjustments for working capital balances.

The acquisition of Disdero was accounted for as a business combination using the acquisition method under ASC 805, Business Combination. The assets acquired and liabilities assumed in the Disdero acquisition are reflected on the Company’s consolidated balance sheet as of the close of business on October 31, 2025. Disdero’s results of operations and cash flows are included in the Company’s consolidated financial results beginning at the start of business on November 1, 2025.

The acquisition of Disdero includes preliminary fair value estimates of $11.9 million for goodwill and $64.3 million for intangible assets (customer relationships, trade name, and non-compete agreements) as of the October 31, 2025 acquisition date.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining these preliminary fair value amounts, the Company utilized a benchmarking approach based on the Company’s prior acquisitions and the prior acquisitions of similar acquirers or acquirees. Upon subsequent completion of the purchase price allocation, any revised fair value amounts assigned to the intangible assets and resulting goodwill may differ materially from the preliminary estimates under the benchmarking process.

After revisions are made to the preliminary fair value amounts estimated under benchmarking as described above, the fair value estimates for inventory, lease obligations, property & equipment, accounts receivable, accounts payable, other assets, and other liabilities are also subject to subsequent changes during the measurement period, as defined and permitted by ASC 805. Any changes to the fair values amounts during the measurement period will be recorded to the applicable assets and liabilities with the residual amount allocated to goodwill. The measurement period cannot extend beyond one year from the acquisition date.

The following table summarizes the components of the consideration for Disdero:

Preliminary Allocation as of Acquisition Date
(In thousands)
Estimated fair value of identifiable assets acquired and liabilities assumed:
Cash	$179
Accounts receivable	6,377
Inventory	16,024
Prepaid expenses and other assets	220
Total current assets acquired	22,800
Property & equipment	1,319
Right-of-use lease assets	3,074
Intangible assets:
Customer relationships	47,300
Trade names	12,300
Non-compete agreements	4,700
Total assets acquired	91,493

Accounts payable	1,943
Accrued compensation	1,544
Operating lease obligations	756
Other current liabilities	331
Finance lease obligations	181
Total current liabilities assumed	4,755
Operating lease obligations	2,616
Finance lease obligations	587
Total liabilities assumed	7,958

Net assets acquired	83,535
Goodwill	11,854
95,389
Less cash acquired	(179)
Preliminary purchase price	$95,210

The excess of total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired less liabilities assumed, was recorded as goodwill. The goodwill recognized is attributable to the expected operating synergies and growth potential that we expect to realize from the acquisition. Goodwill

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill resulting from the Disdero acquisition is expected to be tax deductible.
The estimated useful life for the customer relationships and non-compete agreements is 12 years and 5 years, respectively, based on the benchmarking process described above, and these useful life estimates may subsequently change. At this time, the Company plans to operate the acquired Disdero business under the Disdero trade name indefinitely, and therefore the trade name has been assigned an indefinite life and is not being amortized at this time.
The Company incurred expensed acquisition-related costs for the Disdero acquisition of approximately $1.2 million in fiscal 2025. This amount is reported within Other operating expenses on the Company’s consolidated statement of operations.

3. Revenue Recognition
The following table presents the Company’s revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues. No single customer of the Company generated 10% or more of the Company’s total Net sales during fiscal years 2025, 2024 or 2023.

	Fiscal Year Ended
(in thousands)	January 3, 2026	December 28, 2024	December 30, 2023
	(53 weeks)	(52 weeks)	(52 weeks)
Specialty products	$2,052,990	$2,045,910	$2,184,240
Structural products	901,017	906,622	952,141
Total Net sales	$2,954,007	$2,952,532	$3,136,381
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

	Fiscal Year Ended
(in thousands)	January 3, 2026	December 28, 2024	December 30, 2023
	(53 weeks)	(52 weeks)	(52 weeks)
Warehouse and reload	$2,454,565	$2,432,820	$2,663,107
Direct	563,459	581,517	535,163
Cash discounts and rebates	(64,017)	(61,805)	(61,889)
Total Net sales	$2,954,007	$2,952,532	$3,136,381
The Company generally expenses sales commissions when incurred because the amortization period would typically be one year or less. These costs are recorded within SG&A expense.
The Company has made an accounting policy election to treat outbound shipping and handling activities as an SG&A expense. Shipping and handling costs include amounts related to the administration of the Company’s logistical infrastructure, handling of material in its warehouses, and amounts pertaining to the delivery of products to customers, such as fuel and maintenance costs for mobile fleet, wages for drivers, and third-party freight charges. These expenses were $165.9 million, $154.3 million, and $152.3 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets
Goodwill
The Company’s goodwill as of January 3, 2026 originated as follows: $47.8 million from the 2018 acquisition of Cedar Creek, $7.6 million from the 2022 acquisition of Vandermeer, and $11.9 million (preliminary estimate) from the 2025 acquisition of Disdero.

The Company performed its most recent annual impairment assessment for goodwill as of September 28, 2025, which was the first day of its fiscal fourth quarter for 2025. The annual assessments for fiscal 2025 and fiscal 2024 utilized the quantitative assessment method for goodwill and were performed with the assistance of an independent third-party expert. Based on the assessments, the Company concluded that its goodwill was not impaired and therefore no impairment charge was recorded. The Company has no accumulated goodwill impairment losses as of January 3, 2026 or December 28, 2024.

Between the annual assessment dates in fiscal 2025 and fiscal 2024, no events or circumstances were noted to indicate that it was “more likely than not” the fair value of the enterprise was less than its carrying value.

The activity and carrying amounts of the Company’s goodwill were as follows:

Total Carrying Amount
(In thousands)
Balance as of December 30, 2023	$55,372

Balance as of December 28, 2024	$55,372
Disdero business combination (1)	11,854
Balance as of January 3, 2026	$67,226
(1) Preliminary estimate. See Note 2, Business Combination, to the consolidated financial statements.
Intangible Assets from Business Combinations
The Company has no accumulated impairment charges for intangible assets as of January 3, 2026 or December 28, 2024. The gross carrying amounts, accumulated amortization, and net carrying amounts of our intangible assets as of January 3, 2026 were as follows:

	Weighted Average Remaining Useful Lives	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
		($ amounts in thousands)
Definite-Life:
Customer relationships (1)	10	$95,800	$(26,201)	$69,599
Non-compete agreements (1)	5	5,400	(599)	4,801
Total definite-lived		101,200	(26,800)	74,400

Indefinite-Life:
Trade name	NA	12,300	NA	12,300

Total		$113,500	$(26,800)	$86,700
(1) Intangible assets are amortized on straight-line basis.
The Net Carrying Amounts in the table above include $46.7 million for customer relationships, $4.6 million for non-compete agreements, and $12.3 million for trade name from the Disdero business combination that occurred on October 31, 2025. These amounts are based on preliminary estimates of the acquisition-date fair values of these assets. See Note 2, Business Combination, to the consolidated financial statements.

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
(1) Intangible assets are amortized on straight-line basis.
The Company’s definitive-life intangible assets are subject to amortization and must also be tested for impairment if events or circumstances indicate the carrying amounts may be impaired. No such indicators were noted in fiscal 2025 or fiscal 2024, and therefore no impairments were recorded.
Amortization Expense
Amortization expense for the definite-lived intangible assets was $4.5 million, $3.9 million, and $4.2 million for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively.
Estimated annual amortization expense for definite-lived intangible assets over the next five fiscal years is as follows:

Fiscal Year	Estimated Amortization
(In thousands)
2026	$8,362
2027	8,327
2028	8,222
2029	8,222
2030	7,095

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Segment Reporting

The Company has one reportable segment: building products. The segment sells building products that are grouped into two primary categories: specialty products and structural products. The Company’s CODM is its chief executive officer (CEO). The Company derives substantially all of its revenues from the United States and all of the Company’s assets are located in the United States. No single customer of the Company generated 10% or more of the Company’s total Net sales during fiscal years 2025, 2024 and 2023. The measure of segment assets is reported on the Company’s balance sheet as total consolidated assets. The segment’s accounting policies are the same as the accounting policies for the Company, as described in Note 1, Summary of Significant Accounting Policies.

The CODM’s method under GAAP that is used to assess performance and allocate resources is based on Net income as reported on the Company’s consolidated statement of operations. The following table presents information about Net income and significant expenses that are regularly reviewed by the Company’s CODM:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$2,954,007	$2,952,532	$3,136,381

Expenses:
Cost of specialty products sold	1,683,997	1,648,285	1,763,446
Cost of structural products sold	818,382	815,108	845,918
SG&A - delivery and logistics	165,878	154,293	152,313
SG&A - sales	73,480	68,620	67,274
SG&A - all other	141,751	142,619	136,232
Depreciation of property and equipment	35,424	34,576	27,846
Amortization of definite-lived intangible assets	4,481	3,912	4,197
Recognition of deferred gains on real estate	(3,934)	(3,934)	(3,934)
Interest expense	49,680	47,169	44,654
Interest income	(17,326)	(27,805)	(20,908)
Settlement of frozen defined benefit pension plan	—	(2,481)	30,440
Other, net	2,065	1,483	7,017
(Benefit) provision for income taxes	(90)	17,571	33,350
Total segment expenses	2,953,788	2,899,416	3,087,845

Segment net income	219	53,116	48,536

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net income	$219	$53,116	$48,536

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment
Property and equipment as of January 3, 2026 and December 28, 2024, consisted of the following:

	As of
	January 3, 2026	December 28, 2024
	(In thousands)
Land and land improvements	$34,064	$31,834
Buildings	222,165	210,875
Machinery and equipment	218,432	175,981
Construction in progress	20,792	24,938
	495,453	443,628
Accumulated depreciation	(208,693)	(194,072)
Property and equipment, net	$286,760	$249,556
Depreciation expense for property and equipment was $35.4 million, $34.6 million, and $27.8 million for the years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively. See Note 13, Lease Commitments, to the consolidated financial statements for disclosure about the Company’s property and equipment that is held under finance lease obligations.
7. Income Taxes
For fiscal 2025, the Company’s statutory income tax rate was 25.1 percent, and it was comprised of the federal statutory income tax rate of 21.0 percent and the blended state statutory income tax rate of 4.1 percent. In fiscal 2024, the Company’s statutory income tax rate was also 25.1 percent, and it was comprised of the federal statutory income tax rate of 21.0 percent and the blended state statutory income tax rate of 4.1 percent. In fiscal 2023, the Company’s statutory income tax rate was 25.3 percent, and it was comprised of the federal statutory income tax rate of 21.0 percent and the blended state statutory income rate of 4.3 percent. The Company’s blended state income tax rate is impacted by the mix of income earned in various states and by the Company’s federal taxable income, both of which may differ from year to year. The Company’s effective income tax rate is impacted by the effects of permanent differences occurring throughout the fiscal year.
The Company’s income tax (benefit) expense and the effective income tax rates were as follows:

	Fiscal Year Ended January 3, 2026	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023
($ amounts in thousands)	53 weeks	52 weeks	52 weeks

Income before provision (benefit) for income taxes	$129	$70,687	$81,886

Federal income taxes:
Current	$(754)	$11,255	$20,221
Deferred	270	1,490	7,993
State income taxes:
Current	700	3,638	5,373
Deferred	(306)	1,188	(237)
(Benefit) provision for income taxes	$(90)	$17,571	$33,350

Effective income tax rate	(a)	24.9%	40.7%
(a) The Company income tax benefit and income before income taxes were not material for fiscal 2025.
The accounting for the one-time settlement for the single-employer defined benefit pension plan increased the effective income tax rate for fiscal 2023 by 14.8%.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For fiscal 2025, the Company’s benefit for income taxes is reconciled to the federal statutory amount as follows:

	Fiscal 2025
($ amounts in thousands)	53 weeks
	$ Amount	%

Income before income taxes	$129

Federal income taxes computed at the federal statutory tax rate	$27	21%
Increases (decreases) in income tax from:
Domestic state and local income taxes, net of federal benefit (1)	(6)	(4.7)%
Nontaxable or nondeductible items:
Stock-based compensation - excess income tax benefit	(977)	(757.4)%
Executive compensation	308	238.8%
Meals and entertainment	291	225.6%
Other items	47	36.4%
Other:
Adjustment to balances of deferred income taxes	220	170.5%

Benefit for income taxes	$(90)	(69.8)%
(1) For the state income tax effect, taxes were not material for any single state or in the aggregate. Local income taxes were not material.

The Company’s provisions for income taxes are reconciled to the federal statutory amounts as follows for fiscal 2024 and fiscal 2023:

(in thousands)	Fiscal 2024	Fiscal 2023
	52 weeks	52 weeks

Federal income taxes computed at the federal statutory tax rate	$14,844	$17,196
State income taxes, net of federal benefit	4,188	4,609
Valuation allowance change arising from state net operating losses	49	(621)
Pension plan settlement (1)	—	12,150
Uncertain tax positions	(1,371)	(356)
Permanent differences arising from compensation	(95)	746
Other	(44)	(374)
Provision for income taxes	$17,571	$33,350
(1) $4.5 million was reclassified from accumulated other comprehensive income in fiscal 2023

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

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For fiscal 2025 and fiscal 2024, components of the Company’s deferred income tax assets and deferred income tax liabilities are as follows:

	As of
	January 3, 2026	December 28, 2024
	(In thousands)
Deferred income tax assets:
Inventory reserves	$3,685	$4,179
Compensation-related accruals	6,431	6,339
Accounts receivable	945	793
Property and equipment	33,127	41,481
Operating lease liability	14,031	12,203
Pension plans	2,561	2,701
Benefit from net operating loss carryovers	11,074	3,809
Other	92	40
Total gross deferred income tax assets	71,946	71,545
Less: valuation allowances	(3,444)	(3,505)
Total net deferred income tax assets	$68,502	$68,040

Deferred income tax liabilities:
Intangible assets	$(2,956)	$(4,279)
Operating lease asset	(13,625)	(11,823)
Other	(1,306)	(1,360)
Total deferred income tax liabilities	(17,887)	(17,462)
Deferred income tax asset, net	$50,615	$50,578

Activity in the Company’s deferred income tax asset valuation allowance for fiscal 2025 and fiscal 2024 was as follows:

	January 3, 2026	December 28, 2024
	(In thousands)
Balance as of beginning of the fiscal year	$3,505	$3,456
Valuation allowance increases (decreases) related to:
State net operating loss carryforwards	(61)	49
Balance as of end of the fiscal year	$3,444	$3,505
The Company has recorded income tax and related interest liabilities where it believes certain income tax positions are not more likely than not to be sustained if challenged. These balances are included in Other noncurrent liabilities in the Company’s consolidated balance sheets.
The following table summarizes the activity related to our gross unrecognized income tax benefits:

	January 3, 2026	December 28, 2024
	(In thousands)
Balance at beginning of the fiscal year	$596	$3,281
Additions for tax positions of current fiscal year	18	—
Reductions due to lapse of applicable statute of limitations	—	(2,685)
Balance at end of the fiscal year	$614	$596

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the unrecognized income tax benefits as of January 3, 2026 and December 28, 2024, were approximately $0.6 million and $0.6 million, respectively of income tax benefits that, if recognized, would reduce the Company’s annual effective income tax rate for fiscal 2025 and fiscal 2024. Penalties accrued for fiscal 2025 and fiscal 2024 were not material. The Company has accrued interest associated with its unrecognized income tax benefits which it releases as those benefits are realized due to the lapse of applicable statute of limitations. Interest expense associated with the Company’s unrecognized income tax benefits is reported as Interest expense, net in the Company’s consolidated statement of operations and comprehensive income. Such interest expense has not been material in any reporting period presented herein.
Net Operating Losses
At the end of fiscal 2025, the Company’s gross federal net operating loss carryovers were $30.0 million, representing a future net tax benefit of approximately $6.3 million. These federal loss carryovers have an indefinite expected carryforward period. At the end of fiscal 2025, the Company’s gross state net operating loss carryovers were $92.9 million and its tax-effected state net operating loss carryovers were $4.7 million, of which $3.4 million was subject to a valuation allowance arising from expiration dates when considered in conjunction with state limitations related to Internal Revenue Code (“IRC”) Section 382. At the end of fiscal 2024, the Company’s gross state net operating loss carryovers were $73.1 million and tax-effected state net operating loss carryovers were $3.7 million, of which $3.5 million was subject to a valuation allowance arising from expiration dates when considered in conjunction with state limitation related to IRC Section 382. Certain of the Company’s state net operating loss carryovers will expire in 5 to 20 years, while others are expected to carry forward indefinitely.
Federal and State Tax Filings

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations and may be subject to audit based on periods that are not limited by applicable statutes. The Company’s U.S. federal income tax returns for tax years 2022, 2023 and 2024 remain subject to audit under the federal statute of limitations. The Company’s auditable state income tax returns vary depending on the jurisdiction and its applicable statute of limitations.

Assessing Deferred Tax Assets

Quarterly, the Company assesses the carrying value of its deferred income tax assets for impairment by evaluating the weight of available evidence at the end of each fiscal quarter. In the evaluation of the weight of available evidence at the end of fiscal 2025, the Company considered the recent reported income in the current year, as well as the reported income for 2024 and 2023, which resulted in a three-year cumulative income situation as positive evidence which carried substantial weight. While this was substantial, it was not the only evidence evaluated. The Company also considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence. The evidence considered included:
•future reversals of existing taxable temporary differences;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•taxable income in prior carryback years, if carryback is permitted under the tax law; and
•income tax planning strategies.
In addition to the positive evidence discussed above, the Company considered as positive evidence forecasted future taxable income, the future timing of the reversal of its deferred income tax assets and liabilities, and the evidence from business and tax planning strategies. At the end of fiscal 2025 and fiscal 2024, in the Company’s evaluation of the weight of available evidence, the Company concluded that its deferred income tax assets were not impaired other than $3.4 million and $3.5 million, respectively, of the state net operating losses.
Although the Company believes its estimates are reasonable in the carrying value of its valuation allowances against its deferred income tax items, the ultimate determination of the appropriate amounts of valuation allowance involves significant judgement.

Federal and State Income Tax Payments, Net of Refunds

During the fiscal year ended January 3, 2026, the Company paid U.S. federal income taxes, net of refunds, totaling $3.9 million and paid state income taxes, net of refunds, of $0.1 million. Income tax payments, net of refunds, to any single state did not exceed five percent of the Company’s total income tax paid, net of refunds. Local income taxes paid by the Company were not

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

material.

On July 4, 2025, the law formally titled “An Act to Provide for the Reconciliation Pursuant to Title II of H. Con. Res. 14” (commonly referred to as the “One Big Beautiful Bill” or “OBBB”) was signed into law. The OBBB did not have a material effect on the Company effective income tax rates for fiscal 2025 and is not expected to have a material effective in future years. However, the bonus depreciation provisions of the OBBB reduced the Company’s cash payments for income taxes by approximately $1.2 million for fiscal 2025, based on qualifying assets in fiscal 2025.

During the fiscal year ended January 3, 2026, the Company did not pay income taxes to any jurisdictions outside of the United States.

8. Debt and Finance Lease Obligations
As of January 3, 2026, and December 28, 2024, outstanding debt and finance leases consisted of the following:

	As of
	January 3, 2026	December 28, 2024
	(In thousands)
Senior secured notes (1)	$300,000	$300,000
Revolving credit facilities (2)	—	—
Unamortized debt issuance costs (1)	(1,349)	(2,437)
Unamortized bond discount (1)	(1,991)	(2,502)
	296,660	295,061
Finance lease obligations (3)	321,279	$292,543
Less: current portions of finance leases	22,348	12,541
Total debt and finance leases, net of current portions	$595,591	$575,063
(1) As of January 3, 2026 and December 28, 2024, long-term debt was comprised of $300 million of senior secured notes issued in October 2021. These notes are presented under the Long-term debt caption of the Company’s consolidated balance sheets at $296.7 million and $295.1 million as of January 3, 2026 and December 28, 2024, respectively. This presentation is net of unamortized bond discount of $2.0 million and $2.5 million and unamortized debt issuance costs of $1.3 million and $2.4 million as of January 3, 2026 and December 28, 2024, respectively. The senior secured notes are presented in the above table at face value and have an annual interest rate of 6.0% through maturity.
(2) No borrowings were outstanding during fiscal 2025 or fiscal 2024. Available borrowing capacity under revolving credit facilities was $340.1 million and $346.2 million on January 3, 2026 and December 28, 2024, respectively. Available borrowing capacity is net of undrawn letters of credit commitments.
(3) Refer to Note 13, Lease Commitments, to the consolidated financial statement for interest rates associated with finance lease obligations.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense, net on the Company’s consolidated statements of operations consisted of the following components:

(in thousands)	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	(53 weeks)	(52 weeks)	(52 weeks)
Interest expense	$49,680	$47,169	$44,654
Less: interest income	17,326	27,805	20,908
Interest expense, net	$32,354	$19,364	$23,746
Interest expense for the reporting periods presented in the above table primarily reflects interest expense for the 2029 Notes, interest expense on finance lease obligations, certain ongoing fees for the revolving credit facilities that are classified as interest expense, amortization of debt issuance costs for the 2029 Notes and revolving credit facilities, and amortization of original-issue bond discount on the 2029 Notes. Total amortization of debt issuance costs plus bond discount costs was $1.5 million, $1.3 million, and $1.3 million for fiscal year 2025, 2024, and 2023, respectively. Interest income for fiscal year 2025 and 2024 included $0.5 million and $2.7 million, respectively, received and related to retroactive adjustments associated with certain antidumping duties for imported wood moulding and millwork products (see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements, under the heading Inventory). Interest expense for fiscal year 2025 and 2024 included $0.8 million and $1.2 million, respectively, of estimated interest expense related to import duties that the Company believes it may owe (see Note 14, Commitments and Contingencies, to the consolidated financial statements).
Senior Secured Notes
In October 2021, the Company and certain subsidiaries completed a private offering of $300.0 million of 6.0 percent senior secured notes due November 2029 (the “2029 Notes”), and in connection therewith entered into an indenture (the “Indenture”) with the subsidiary guarantors and Truist Bank, as trustee and collateral agent. The 2029 Notes were issued to investors at 98.625 percent of their principal amount. The 2029 Notes are secured by a first-priority security interest in substantially all of the Company’s assets, other than accounts receivables, inventory, deposit accounts, securities accounts, business interruption insurance and other related assets. The majority of net proceeds from the offering of the 2029 Notes were used to repay borrowings under the Company’s Revolving Credit Facility, as described below. The 2029 Notes will mature on November 15, 2029, however at the sole discretion of the Company, the notes may be redeemed, in whole or in part, prior to scheduled maturity. Early redemptions made by the Company prior to November 15, 2026 could require the Company to pay a redemption premium, as defined in the Indenture. Interest expense for the 2029 Notes totaled $18.0 million in each of the fiscal years 2025, 2024, and 2023.
Revolving Credit Facility and Prior Revolving Credit Facility
On August 27, 2025, the Company entered into a new credit agreement with certain of the Company’s subsidiaries, as borrowers (together with the Company, the “Borrowers”) or guarantors thereunder, Bank of America, National Association, in its capacity as administrative agent and swing line lender (“BofA”), and certain other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement matures August 27, 2030 and initially provides for a senior secured revolving loan and letter of credit facility of up to $350 million (the “Revolving Credit Facility”). The Revolving Credit Facility also includes a $35 million swing line subfacility and letters of credit in an aggregate amount of up to $30 million are available under the Revolving Credit Facility. Subject to certain conditions and consents, the Borrowers have the option to increase the facility by an aggregate additional principal amount of up to $300 million. If the Borrowers obtain the full amount of the additional increases in commitments, the Revolving Credit Facility could allow total borrowings of up to $650 million. The Company capitalized new debt issuance costs of $3.1 million in connection with execution of the Credit Agreement on August 27, 2025. On the Company’s consolidated balance sheet, the unamortized balance of these debt issuance costs is included within Other non-current assets.

In connection with the execution of the Credit Agreement, the Company and certain of the Company’s subsidiaries also entered into a Guaranty and Security Agreement with BofA (the “Revolving Guaranty and Security Agreement”). Pursuant to the Revolving Guaranty and Security Agreement, the Borrowers’ obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets (other than real property), including inventories, accounts receivable, and proceeds from those items. A collateral agent is used by the Borrowers.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Any borrowings under the Credit Agreement are subject to availability under the Borrowing Base (as such term is defined in the Credit Agreement). The Borrowers will be required to repay revolving loans thereunder to the extent that such revolving loans exceed the Borrowing Base then in effect. The Revolving Credit Facility may be prepaid in whole or in part from time to time without penalty or premium, but including all breakage costs incurred by any lender thereunder.

If borrowings are outstanding under the Credit Agreement, interest accrues at a rate per annum equal to (i) the then-current Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 1.25% to 1.75%, with the amount of such margin determined based upon the average of the Borrowers’ excess availability (as defined) for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on SOFR, or (ii) the administrative agent’s base rate plus a margin ranging from 0.25% to 0.75%, with the amount of such margin determined based upon the average of the Borrowers’ excess availability (as defined) for the immediately preceding fiscal quarter as calculated by the administrative agent, for loans based on the base rate.

In the event excess availability falls below the greater of (i) $30 million and (ii) 10% of the lesser of (a) the borrowing base and (b) the aggregate revolver commitments of all lenders at such time, the Credit Agreement requires maintenance of a fixed charge coverage ratio of 1.0 to 1.0 until such time as the Borrowers’ excess availability has been at least the greater of (i) $30 million and (ii) 10% of the lesser of (a) the borrowing base and (b) the maximum permitted credit at such time for a period of 30 consecutive days.

The Credit Agreement replaced the Borrowers’ existing $350 million secured revolving credit facility, dated April 13, 2018, as amended, by and among the Company, certain of the Company’s subsidiaries, as borrowers or guarantors thereunder, Wells Fargo Bank, National Association, in its capacity as administrative agent, and certain other financial institutions party thereto (the “Prior Revolving Credit Facility”). No borrowings were outstanding on the Prior Revolving Credit Facility on August 27, 2025 and the balance of its unamortized debt issuance costs was not material.

As of January 3, 2026, we had zero outstanding borrowings and excess availability, including cash in qualified accounts, of $725.9 million under our Revolving Credit Facility. As of December 28, 2024, we had zero outstanding borrowings on the Prior Revolving Credit Facility and excess availability, including cash in qualified accounts, of $851.8 million under our Prior Revolving Credit Facility. Available borrowing capacity under our Revolving Credit Facility and Prior Revolving Credit Facility was $340.1 million and $346.2 million on January 3, 2026 and December 28, 2024, respectively.

During fiscal 2025, fiscal 2024, and fiscal 2023, the Company incurred no interest expense for the Revolving Credit Facility or Prior Revolving Credit Facility since no borrowings were outstanding during those fiscal years. During fiscal 2025, 2024, and 2023, the Company incurred $0.9 million, $1.0 million, and $1.0 million respectively, of fees associated with the Revolving Credit Facility, primarily unused line fees. These expenses are included in Interest expense, net on the Company‘s consolidated statement of operations.

Debt Covenants
The Revolving Credit Facility and the 2029 Notes contain various covenants and restrictions, including customary financial covenants. The Company’s right to make draws on the Revolving Credit Facility may be conditioned upon, among other things, compliance with these covenants. The Company was in compliance with all covenants as of January 3, 2026. These covenants also limit the Company’s ability to, among other things incur additional debt, grant liens on assets, make investments, repurchase stock, pay dividends and make distributions, sell or acquire assets, including certain real estate assets, outside the ordinary course of business, engage in transactions with affiliates, and make fundamental business changes.
Finance Lease Obligations
The Company’s finance lease liabilities consist of leases related to vehicles, real estate, and equipment. For more information on the Company’s finance lease obligations, refer to Note 13, Lease Commitments, to the consolidated financial statements.
9. Fair Value
As of January 3, 2026 and December 28, 2024, the Company has no assets or liabilities for which the carrying value is remeasured to fair value at the end of each reporting period. The Company has not elected the fair value reporting option for any of its financial instruments.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt
The estimated fair value of the Company’s 2029 Notes was determined based on Level 2 input using observable market prices in less active markets, as presented below:

	As of
	January 3, 2026		December 28, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
2029 Notes	$296,660	$295,594	$295,061	$293,597
(1) The $300 million obligation for the 2029 Notes is presented on the Company’s consolidated balance sheets net of unamortized debt issuance costs and discount totaling $3.3 million and $4.9 million as of January 3, 2026 and December 28, 2024, respectively. Periodic amortization of the issuance costs and discount each reporting period causes the carrying value of the 2029 Notes to gradually increase to the $300 million maturity amount scheduled for November 15, 2029. See Note 8, Debt and Finance Lease Obligations, to the consolidated financial statements.

There were no borrowings outstanding under the Company’s Revolving Credit Facility or Prior Revolving Credit Facility during fiscal 2025 or fiscal 2024. However, the fair value of any outstanding borrowing under the revolving credit facilities would approximate the carrying value of the outstanding borrowings since the interest rate is variable and reflective of market interest rates.
10. Employee Retirement Plans
Multi-Employer Pension Plans
The Company is involved in various multi-employer pension plans (“MEPPs”) that provide retirement and certain disability benefits to certain union employees in accordance with certain collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, the Company is generally responsible with the other participating employers for any plan underfunding. The Company’s contributions to a particular MEPP are established by the applicable CBAs, however required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Act, which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions, and the utilization of extended amortization provisions. A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to, an increase in the Company’s contribution rate to the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees.
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

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Only one of the MEPP plans is currently deemed to be significant to the Company, and the following table provides the required disclosures for this plan. “Contributions” represent the amounts contributed by the Company during the fiscal years presented:

($ amounts in thousands)					Contributions by Company
Pension Fund:	EIN/Pension Plan Number	Pension Act Zone Status	FIP/RP Status (1)	Surcharge	2025	2024	2023
Central States, Southeast and Southwest Areas Pension Fund (“Central States Plan”)	366044243	Critical (December 31, 2025 and 2024)	RP	No	$388.6	$350.0	$357.8
(1) Funding Improvement Plan or Rehabilitation Plan, as defined by the Pension Protection Act of 2006
The Company’s contributions to the Central States Plan are approximately 0.1% of total contributions, which is less than the required disclosure threshold of five percent of total plan contributions. However, this plan is deemed significant for disclosure as it is severely underfunded, as defined. The current CBA that requires contributions to the plan expires on December 31, 2028. In May 2020, the Company received a demand letter for payment resulting from its partial withdrawal in 2018 from the Central States Plan and started making payments in June 2020. These payments are payable monthly for a period of 20 years. The Company’s liability for the remainder of these payments was $6.2 million as of January 3, 2026. The Company may, in the future, record an additional liability if required by an event of our complete withdrawal from the plan or a mass withdrawal. The Company’s most recent contingent withdrawal liability was estimated at approximately $30.4 million for a complete withdrawal occurring in 2025. In the case of a complete withdrawal or a mass withdrawal, the Central States Plan could demand yearly payments of approximately $0.7 million, which do not include payments for the partial withdrawal of approximately $0.6 million annually. In a complete withdrawal, the payments would not amortize the liability fully; however, payments for a complete withdrawal are limited to a 20-year period. In the case of a mass withdrawal, the liability would not amortize fully under current government regulations, and payments would continue indefinitely.
Defined Contribution Plans
Eligible Company employees can participate in one of two defined contribution plans: the BlueLinx Corporation Hourly Savings Plan (“Hourly Plan”) covering most hourly employees or the BlueLinx Corporation Salaried Savings Plan (“Salaried Plan”) covering salaried employees and specific hourly employees groups not included in the Hourly Plan. Effective January 1, 2025, these plans were merged into the LifeSight Pooled Employer Plan (“LifeSight PEP”) as distinct participating employer plans. Additionally, effective January 1, 2026 the two plans were merged into a singular plan under LifeSight PEP. Discretionary matching contributions to the plans are based on employee contributions and compensation, and, in certain cases, participants in the Hourly Plan also receive employer contributions based on union negotiated match amounts.
Employer contributions to the Hourly Plan for fiscal year 2025 were approximately $1.1 million, of which $0.1 million was for fiscal 2024. Employer contributions for fiscal 2024 were approximately $1.1 million, of which less than $0.1 million was for fiscal 2023. Employer contributions were approximately $0.9 million for fiscal 2023.
Employer contributions to the salaried savings plan for fiscal 2025 were approximately $2.7 million, of which $0.2 million was for fiscal 2024. Employer contributions to the salaried savings plan for fiscal 2024 were approximately $2.5 million, of which $0.1 million was for fiscal 2023. Employer contributions to the salaried savings plan for fiscal 2023 were approximately $2.5 million.

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

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Immediately before the settlement, benefit obligations and plan assets of the DB Plan were $78.7 million and $78.7 million, respectively. The plan assets included a final cash contribution of $6.9 million made by the Company in fiscal 2023, as sponsor, at the time the buy-out contract was purchased. During fiscal 2024, the Company received a net refund of $2.5 million related to an adjustment to the settlement cost.
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

The net adjustment to other comprehensive income for fiscal 2023 was a $32.7 million pre-tax loss. The amount for fiscal 2023 included a $30.4 million settlement loss. The remainder of the amount for fiscal 2023 was primarily due to a combination of actuarial adjustments at year end in addition to the amortization of unrealized gain and/or losses throughout the fiscal year.
The net periodic pension (benefit) cost for the plan included the following:

	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023
	(In thousands)
Service cost	$—	$—
Interest cost on projected benefit obligation	—	4,419
Expected return on plan assets	—	(3,249)
Amortization of unrecognized loss	—	1,207
Before settlement (1)	—	2,377
Settlement (gain) loss (2)	(2,481)	30,440
Net periodic pension (benefit) cost for the pension plan	$(2,481)	$32,817
(1) On the Company’s consolidated statements of operations, reported within Other expenses (income), net
(2) The DB Pension Plan was frozen, and no service cost had been incurred for the plan after fiscal 2019. The settlement loss in fiscal 2023 and adjustment in fiscal 2024 are reported as a non-operating expense on the Company’s consolidated statement of operations.
11. Share-Based Compensation
The Company maintains the BlueLinx Holdings, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), which permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other share-based awards to eligible employees and board members who are selected by the Company’s board of directors or a committee of the board of directors. The Company reserved 750,000 shares of its common stock for issuance under the 2021 Plan.
At any time, the number of remaining shares available for future grants against the 750,000 share authorization is determined by: subtracting the number of shares associated with grants that have been issued under the 750,000 share authorization, whether vested or unvested; adding the number of shares associated with those grants that have been either subsequently forfeited or cancelled; and adding the number of shares that were repurchased by the Company at vesting to satisfy employee payroll withholding taxes for grants, other than any grants of SARs or stock options, that were issued against the 750,000 share authorization. Additionally, shares available for issuance under the 2021 Plan include certain shares associated with grants made under the Company’s prior equity compensation plans, as follows: forfeitures and cancellations of grants that occur after May 20, 2021, and shares repurchased by the Company to satisfy employee payroll withholding taxes for grants, other than any grants of SARS or stock options, that vest after May 20, 2021. As of January 3, 2026, there were 343,831 shares of common stock available for issuance pursuant to future equity-based compensation awards under the 2021 Plan.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company typically issues new shares of its common stock to participants upon the exercise or vesting of vested grants out of the total amount of common shares available for issuance under the aforementioned plan. The 2021 Plan does not permit the payment of dividends or dividend equivalents on unvested grants that include underlying shares of the Company’s common stock.
During fiscal 2024 and 2023, the Company issued service-based and performance-based RSU grants to eligible employees and members of the Company’s board of directors. During fiscal 2025, the Company issued service-based and market-based RSU grants to eligible employees and members of the Company’s board of directors. Performance-based and market-based grants typically also have a service requirement for vesting, similar to the service-based awards. Each RSU represents a contingent right to receive one share of our common stock at a future date.
Service-Based Restricted Stock Units (Time-based)
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
The following table summarizes activity for service-based RSUs for fiscal years 2025, 2024, and 2023:

	Time-Based
	Number of Awards	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2022	264,360	$55.07
Granted	158,276	90.49
Vested	(170,066)	50.30
Forfeited	(50,264)	75.67
Outstanding as of December 30, 2023	202,306	82.25
Granted	153,429	103.69
Vested	(105,216)	79.45
Forfeited	(40,236)	94.21
Outstanding as of December 28, 2025	210,283	97.08
Granted	250,637	72.26
Vested	(104,701)	97.08
Forfeited	(54,647)	87.48
Outstanding as of January 3, 2026	301,572	77.85
The total fair value of service-based RSUs that vested in fiscal 2025, 2024, and 2023 was $7.4 million, $11.0 million and $14.3 million, respectively. If all grant recipients provide the required service to the Company over the remaining vesting periods, all 301,572 of the outstanding time-based RSUs are expected to vest.
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
Expense for fiscal year 2024 included a credit of $4.3 million related to cumulative adjustments for performance-based RSUs granted in 2022 and 2023. At the time of the expense adjustments in fiscal 2024, the performance metrics for the 2022 performance-based RSUs were expected to be partially achieved while the performance metrics for the 2023 performance-based RSUs were not expected to be achieved. Based on the partial achievement of the performance metrics through the end of the

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance period on June 28, 2025 for the 2022 performance-based RSUs, a total of 5,780 shares of common stock were issued with a grant-date fair value of $0.4 million and 34,275 of the RSUs expired unvested in fiscal 2025.
Expense for fiscal year 2025 includes a credit of $1.2 million related to cumulative adjustments for performance-based RSUs granted in 2024. At the time of the expense adjustments in fiscal 2025, the performance metrics for the 2024 performance-based RSUs were not expected to be achieved.
No performance-based RSUs were granted in fiscal 2025.
The following table summarizes activity for performance-based RSUs for fiscal years 2025, 2024 and 2023. The number outstanding as of December 30, 2023, December 28, 2024, and January 3, 2026 include all then-outstanding performance-based RSUs, including those for which the performance criteria were not expected to be achieved at or before the applicable vesting periods.

	Performance-Based
	Number of Awards	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2022	61,049	$66.81
Granted	77,785	92.44
Forfeited	(23,436)	75.11
Outstanding as of December 30, 2023	115,398	82.40
Granted	44,828	98.07
Forfeited	(24,779)	88.84
Outstanding as of December 28, 2024	135,447	86.29
Vested	(5,780)	71.15
Forfeited or expired	(50,858)	77.99
Outstanding as of January 3, 2026	78,809	94.61
Based on the expected achievement of the performance metrics as of January 3, 2026, none of the 78,809 outstanding performance-based RSUs are expected to vest.

Market-Based Restricted Stock Units
During fiscal 2025, the Company issued RSUs to certain members of senior management that vest based on the performance of the Company’s common stock and total shareholder return over a three-year period compared to a group of other public companies that also serve the building products industry. The grant recipients must also provide service to the Company over the three-year period in order for these market-based RSUs to vest.

	Market-Based
	Number of Awards	Weighted Average Grant-Date Fair Value
Outstanding as of December 28, 2024	—	$—
Granted	56,966	89.96
Forfeited	(2,770)	89.96
Outstanding as of January 3, 2026	54,196	89.96
Based on an interim assessment of the market-based metrics through January 3, 2026, the Company expects that approximately 45% of the outstanding market-based RSUs will vest. This estimate will likely change over the course of the three-year evaluation period that ends June 30, 2028.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Expense
During fiscal years 2025, 2024 and 2023, the Company recognized share-based compensation expense of $11.3 million, $7.7 million, and $12.1 million, respectively. The Company recognized related income tax benefits in fiscal years 2025, 2024 and 2023 of $3.3 million, $2.8 million, and $2.6 million, respectively.
As of January 3, 2026, there was approximately $26.4 million of unrecognized compensation expense associated with all of the unvested RSUs and $21.6 million excluding the outstanding 2023 and 2024 performance-based RSUs that are not currently expected to vest. The unrecognized compensation expense is expected to be recognized over a weighted average term of approximately 2.04 years.
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
Diluted earnings per share are calculated using the treasury stock method whereby net income for the period is divided by the weighted average number of common shares outstanding for the period plus the dilutive effect, if any, of shares of stock associated with unvested share-based grants. For unvested performance-based share-based grants, the dilutive effect is included only for grants where the performance goals have been achieved as of the end of the current reporting period. For unvested market-based share-based grants, the dilutive effect is included to the extent that some or all of the market-based vesting requirements have been achieved under a hypothetical assumption that the end of the current reporting period is also the end of the measurement period for the market-based metrics.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliations of basic net income and diluted earnings per common share for fiscal 2025, 2024, 2023 were as follows:

	Fiscal Year Ended
(amounts in thousands, except per share amounts)	January 3, 2026	December 28, 2024	December 30, 2023
	(53 weeks)	(52 weeks)	(52 weeks)
Net income	$219	$53,116	$48,536

Weighted average shares outstanding - Basic	7,984	8,531	8,987
Dilutive effect of share-based awards	55	41	7
Weighted average shares outstanding - Diluted	8,039	8,572	8,994

Basic earnings per share	$0.02	$6.22	$5.40
Diluted earnings per share	$0.02	$6.19	$5.39
Weighted-average unvested restricted stock units totaling 121,057, 376, and 107,498, for fiscal years 2025, 2024, and 2023, respectively, were not included in the dilutive effect of share-based awards for the respective periods because their effects were antidilutive. Additionally, as of January 3, 2026, December 28, 2024, and December 30, 2023, unvested performance-based RSUs of 78,809, 118,938, and 82,042, respectively, were not evaluated for their potential dilutive effects because their performance metrics had not been achieved as of the end of the respective reporting periods. The dilutive effects for these excluded awards could change in future reporting periods.

Share Repurchases

Under the Company’s share repurchase programs, the Company may repurchase its common stock from time to time, without prior notice, subject to prevailing market conditions and other considerations. Repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, tender offers or pursuant to a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

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

2023 Authorization

On October 31, 2023, the Company’s board of directors authorized a share repurchase program for $100 million. During fiscal 2023, the Company repurchased 101,516 shares of its common stock at an average price of $84.45, including broker commissions but excluding excise taxes. During fiscal 2024, the Company repurchased 428,630 shares of its common stock at an average price of $104.90, including broker commissions but excluding excise taxes. During fiscal 2025, the Company repurchased 503,556 shares of its common stock at an average price of $74.97, including broker commissions but excluding excise taxes. As of January 3, 2026, a total of 1,033,702 shares of the Company’s commons stock have been repurchased under the 2023 authorization at an average price of $88.32, including broker commissions but excluding excise taxes. As of January 3, 2026, there remains $8.7 million repurchase capacity under the 2023 authorization.

2025 Authorization

On July 28, 2025, the Company’s board of directors authorized a new share repurchase program for $50 million. The 2025 authorization may be used after exhaustion of the 2023 authorization.

Common stock repurchases of $38.1 million, $45.3 million, and $42.5 million for fiscal years 2025, 2024, and 2023,

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, as indicated on the Company’s consolidated statement of stockholders’ equity include accrued excise taxes of $0.3 million, $0.4 million and $0.3 million, respectively, that are deemed to be a cost of the share repurchases. Excise taxes levied against a current year’s share repurchases are typically paid in the following year per applicable law. On the Company’s consolidated statements of cash flow, these excise taxes are reflected in the fiscal period of payment.

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
The Company determines if an arrangement is a lease at inception and assesses lease classification as either operating or finance at lease inception or modification. Operating lease right-of use (“ROU”) assets and liabilities are presented separately on the consolidated balance sheets. Finance lease ROU assets are included in property and equipment, and the finance lease obligations are presented separately in the consolidated balance sheets. When a lease does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company has also made an accounting policy election to not separate lease components from non-lease components related to its mobile fleet asset class.
The Company’s finance lease liabilities consist of leases related to real estate, equipment and vehicles. A majority of the Company’s finance leases relate to real estate. During fiscal 2017 and fiscal 2018, the Company entered into real estate financing transactions on certain of its warehouse facilities. These transactions were completed pursuant to sale-leaseback arrangements, and upon their completion, the Company entered into long-term leases on the properties having renewal options. The Company accounted for these transactions in accordance with the ASC 840, Leases, which was the lease accounting standard in effect for the Company at the inception of these arrangements. The Company recorded these transactions as finance lease liabilities on its consolidated balance sheet. Gains on these sale-leaseback transactions were deferred and are being recognized in earnings. As of January 3, 2026 and December 28, 2024, the remaining unrecognized deferred gains related to these transactions were $63.3 million and $67.2 million, respectively, and these deferred gains are being recognized in earnings on a straight-line basis. During fiscal 2025, 2024 and 2023, the Company recognized $3.9 million, $3.9 million, $3.9 million, respectively, of these deferred gains.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities related to the Company’s finance and operating leases as of January 3, 2026 and December 28, 2024:

		As of
Lease assets and liabilities		January 3, 2026	December 28, 2024
		(In thousands)
Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$54,608	$47,221
Finance lease right-of-use assets (1) (2)	Property and equipment, net	162,869	134,319
Total lease right-of-use assets		$217,477	$181,540

Liabilities
Current portion
Operating lease liabilities	Operating lease liabilities - current	$8,969	$8,478
Finance lease liabilities	Finance lease liabilities - current	22,348	12,541
Non-current portion
Operating lease liabilities	Operating lease liabilities - less current portion	47,075	40,114
Finance lease liabilities	Finance lease liabilities - less current portion	298,931	280,002
Total lease liabilities		$377,323	$341,135
(1) Finance lease right-of-use assets are presented net of accumulated amortization of $116.3 million and $112.3 million as of January 3, 2026 and December 28, 2024, respectively.
(2) During fiscal 2025, 2024 and 2023, the Company added fleet assets under finance leases of $44.6 million, $19.4 million and $19.9 million, respectively. These additions did not involve cash outlays and therefore are not included in “Property and equipment investments” within cash flows from investing activities on the Company’s consolidated statements of cash flows.
The components of lease expense were as follows:

(in thousands)	Fiscal Year Ended January 3, 2026	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023
	(53 weeks)	(52 weeks)	(52 weeks)
Operating lease cost:
Operating lease cost	$12,732	$10,898	$11,485
Sublease income	(3,766)	(3,582)	(3,334)
Total operating lease costs	$8,966	$7,316	$8,151

Finance lease cost:
Amortization of right-of-use assets	$19,755	$18,692	$16,493
Interest on lease liabilities	27,907	25,653	24,380
Total finance lease costs	$47,662	$44,345	$40,873

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flow information related to leases was as follows:

(in thousands)	Fiscal Year Ended January 3, 2026	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023
	(53 weeks)	(52 weeks)	(52 weeks)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,994	$11,064	$11,671
Operating cash flows from finance leases	27,907	25,653	24,380
Financing cash flows from finance leases	16,317	13,427	9,208
Non-cash supplemental cash flow information related to leases was as follows:

(in thousands)	Fiscal Year Ended January 3, 2026	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023
	(53 weeks)	(52 weeks)	(52 weeks)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$13,908	$18,097	$1,883
Finance leases	44,564	19,373	19,861

Supplemental balance sheet information for right-of-use assets related to leases was as follows:

	As of
Balance sheet information	January 3, 2026	December 28, 2024
	($ amounts in thousands)
Finance leases
Property and equipment, at cost	$279,131	$246,635
Accumulated depreciation	(116,262)	(112,316)
Property and equipment, net	$162,869	$134,319
Weighted Average Remaining Lease Term (in years)
Operating leases	7.27	8.34
Finance leases	15.83	17.68
Weighted Average Discount Rate
Operating leases	7.71%	8.15%
Finance leases	9.16%	8.88%
The major categories of the Company’s finance lease liabilities as of January 3, 2026 and December 28, 2024 are as follows:

	As of
Category	January 3, 2026	December 28, 2024
	(In thousands)
Equipment and vehicles	$80,635	$49,785
Real estate (1)	240,644	242,758
Total finance leases	$321,279	$292,543
(1) Amounts include $124.1 million and $125.1 million as of January 3, 2026 and December 28, 2024, respectively, for sale-leasebacks of real estate in fiscal 2019 and 2020 that did not qualify for sale treatment for accounting purposes.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any lease that has a lease term of 12 months or less at commencement. Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of January 3, 2026. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the consolidated balance sheets, including options to extend lease terms that are reasonably certain of being exercised.

	Operating leases	Finance leases
	(In thousands)
2026	$12,852	$49,138
2027	11,741	43,555
2028	10,945	43,822
2029	9,410	40,493
2030	7,454	36,478
Thereafter	22,932	441,493
Total lease payments	75,334	654,979
Less: imputed interest	(19,290)	(333,700)
Total	$56,044	$321,279
14. Commitments and Contingencies
Regulatory Matters
Government and regulatory agencies may have the ability to conduct routine audits and periodic examinations of, and administrative proceedings regarding, the Company’s business operations.

As previously disclosed, U.S. Customs gathered initial information from the Company under routine audit procedures, and the information indicated that the Company potentially underpaid import duties in prior periods arising from certain classification discrepancies for products imported into the United States as separately entered shipments. In working with U.S. Customs, the Company has exercised reasonable care to address this matter in an equitable and expeditious manner through the filing of a prior disclosure submission with U.S. Customs. As of January 3, 2026, the Company estimates that it will be required to pay approximately $8.0 million, excluding any interest. This amount is reflected in Other current liabilities on the Company’s consolidated balance sheets as of January 3, 2026 and December 28, 2024. On the Company’s consolidated statement of operations, expense of $8.0 million, excluding interest, was recognized during fiscal 2024 within Cost of products sold.

In addition, as previously disclosed, U.S. Customs issued proposed notices of action to the Company, asking for confirmation that certain plywood products the Company imported into the United States originated from Vietnam as opposed to China. The Company has provided responses to U.S. Customs and believes that the information it has provided supports the declared origins of the plywood. The Company understands that the review by U.S. Customs of the Company’s imports of certain plywood products from Vietnam remains pending; if the government disagrees with the Company and determines the plywood from Vietnam that was identified in the proposed notice of action originated from China, the Company believes it is reasonably possible that it could be responsible for additional import duties on the entries identified by U.S. Customs that could range from zero to $4 million. The Company has not accrued any liability related to this matter due to its contingent status.

For disclosure concerning another matter related to import duties, see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements, under the heading Inventory.

Environmental Matters
From time to time, the Company may be involved in proceedings involving various environmental and pollution control laws and regulations in the jurisdictions in which it operates. When the Company believes it has material financial exposure to these matters, it estimates and recognizes adequate liabilities and, if applicable, also timely records any expected recoveries from insurance coverages or subrogation in accordance with GAAP. Such liabilities, when recorded, may or may not be discounted, as required or permitted by GAAP. Based on presently available information, the Company has no material obligations for environmental matters as of January 3, 2026.

BLUELINX HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collective Bargaining Agreements
As of January 3, 2026, the Company employed approximately 2,160 associates and less than one percent of these associates are employed on a part-time basis. Approximately 21 percent of these associates are represented by various local labor unions with terms and conditions of employment governed by Collective Bargaining Agreements (“CBAs”). Five CBAs covering approximately 4% of our associates are up for renewal in fiscal year 2026, of which one is currently in the renegotiation process. We expect to renegotiate the remainder before their expiration dates.
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
The changes in accumulated balances for each component of other comprehensive income for fiscal 2023 were as follows:

	Impact of defined benefit pension plan, net of tax	Other, net of tax	Total
	(In thousands)
Balance as of end of fiscal 2022, net of tax	$(32,675)	$1,263	$(31,412)
Other comprehensive income (loss), including tax (1)	32,675	(1,263)	31,412
Balance as of end of fiscal 2023 (2)	$—	$—	$—
(1) Included $32.7 million related to the single-employer defined benefit pension plan, as follows: $(3.1) million net of tax of $1.1 million for actuarial adjustments; $0.9 million net of tax of $(0.3) for amortization of unrecognized amounts from prior years; and $30.4 million plus tax of $4.5 million for the settlement of the plan and reclassification of these amounts to earnings.
(2) As of the end of fiscal 2023, the Company no longer has any items recorded in accumulated other comprehensive income (loss).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation, as of the end of the period covered by this report, of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize, and report, within time periods specified by the SEC’s rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of January 3, 2026, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the fiscal year ended January 3, 2026, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2026, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of January 3, 2026. During fiscal 2025, we completed the acquisition of Disdero Lumber Co., LLC (“Disdero”). Subsequently, we have begun integration and controls assessment activities. See Note 2, Business Combination, for additional information. Disdero represented 0.4 percent of our Net sales for the fiscal year ended January 3, 2026 and 6.4 percent of our total assets as of January 3, 2026. Because we acquired Disdero during the current fiscal year, we have excluded Disdero from our assessment of Section 404 of the Sarbanes-Oxley Act for fiscal 2025, as permitted.

The effectiveness of our internal control over financial reporting as of January 3, 2026, has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our consolidated financial statements for the year ended January 3, 2026.
Ernst & Young LLP’s report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of BlueLinx Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BlueLinx Holdings Inc.’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BlueLinx Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Disdero Lumber Co., LLC (Disdero), which is included in the fiscal 2025 consolidated financial statements of the Company and constituted 6.4% of total assets as of January 3, 2026 and 0.4% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Disdero.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2026, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2026

ITEM 9B. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the applicable disclosures under the captions entitled “Proposal 1: Election of Directors,” “More Information about the Board of Directors,” “Communications with the Board of Directors,” “Director Compensation for 2025,” “Audit Committee Report,” “Corporate Governance Guidelines and Code of Conduct,” and “Insider Trading Policy and Prohibition on Hedging and Pledging” in our Proxy Statement for our 2026 Annual Meeting of Stockholders of BlueLinx Holdings Inc. to be filed within 120 days after the end of our 2025 fiscal year. Our Code of Ethics is available on our website, BlueLinxCo.com.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the applicable disclosures under the captions entitled “Compensation Discussion and Analysis,” “Human Capital and Compensation Committee Report,” and “Compensation of Executive Officers” in our Proxy Statement to be filed within 120 days after the end of our 2025 fiscal year.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the vesting of restricted stock units made under our existing equity compensation plan as of January 3, 2026. Our stockholder-approved equity compensation plan now consists of the BlueLinx Holdings Inc. 2021 Long-Term Incentive Plan, which was approved by our shareholders effective May 20, 2021 and authorizes up to 750,000 shares of our common stock to be issued for grants of our common stock and for options to purchase our common stock. At any time, the number of remaining shares available for future grants against the 750,000 share authorization is determined by: subtracting the number of shares associated with grants that have been issued under the 750,000 share authorization, whether vested or unvested; adding the number of shares associated with those grants that have been either subsequently forfeited or cancelled; and adding the number of shares that were repurchased by the Company at vesting to satisfy employee payroll withholding taxes for grants, other than any grants of SARs or stock options, that were issued against the 750,000 share authorization. Additionally, shares available for issuance under the BlueLinx Holdings Inc. 2021 Long-Term Incentive Plan include certain shares associated with grants made under the Company’s prior equity compensation plans, as follows: forfeitures and cancellations of grants that occur after May 20, 2021; and shares repurchased by the Company to satisfy employee payroll withholding taxes for grants, other than any grants of SARS or stock options, that vest after May 20, 2021. As of January 3, 2026, we have no outstanding stock options or warrants.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	434,577	$—	343,831
Equity compensation plans not approved by security holders (3)	n/a	n/a	n/a
Total	434,577	$—	343,831
(1) Includes 301,572 service-based restricted stock units, 78,809 performance-based restricted stock units, and 54,196 market-based restricted stock units assuming the applicable vesting requirements are met. Upon vesting, each restricted stock unit results in the issuance of one share of the Company’s common stock. The performance-based restricted stock units and the market-based restricted stock units vest upon the achievement of specified performance goals or market-based goals, in addition to service requirements. Up to an additional 78,809 plus 54,196 shares would be issuable under the performance-based awards and market-based awards, respectively, if the maximum goals are achieved.
(2) The weighted-average exercise price does not take into account outstanding restricted stock units, which have no exercise price.
(3) We do not have any non-stockholder approved equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the applicable disclosure under the captions entitled “Certain Relationships and Related Transactions” and “More Information About the Board of Directors” in our Proxy Statement to be filed within 120 days after the end of our 2025 fiscal year.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the applicable disclosure under the caption entitled “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed within 120 days after the end of our 2025 fiscal year.

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
2.1
Agreement and Plan of Merger, dated as of March 9, 2018, by and among BlueLinx Corporation, Panther Merger Sub, Inc., Cedar Creek Holdings, Inc. and Charlesbank Equity Fund VII, Limited Partnership (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2018)

3.1
Second Amended and Restated Certificate of Incorporation of BlueLinx, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 20, 2015)

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of BlueLinx Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 13, 2016)

3.3
Third Amended and Restated ByLaws of BlueLinx Holdings Inc., dated November 15, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2023)

3.4
Amendment to Third Amended and Restated ByLaws of BlueLinx Holdings Inc., dated February 3, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 6, 2026)

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 20, 2024) *
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

10.26
Employment Agreement, dated July 6, 2023, between BlueLinx Holdings Inc. and Andrew Wamser (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on October 31, 2023) ±.

10.27
Form of 2023 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 20, 2024)

Exhibit Number	Item
10.28
Form of 2023 Performance-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 20, 2024)

10.29
Form of 2023 Director Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 20, 2024)

10.30
Form of 2024 Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 30, 2024)

10.31
Form of 2024 Performance-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 30, 2024)

10.32
Form of 2024 Director Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan ± (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 30, 2024)

10.33
Promotion Notice and Employment Offer Letter from BlueLinx Corporation to Michael Wilson, Chief Commercial Officer, dated March 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on April 25, 2025) ±

10.34
Employment Agreement by and among BlueLinx Corporation, BlueLinx Holdings Inc., and C. Kelly Wall, dated May 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2025 ±

10.35
Form of 2025 Director Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 29, 2025) ±

10.36
Form of 2025 Employee Time-Based Restricted Stock Unit Award Agreement under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 29, 2025) ±

10.37
Form of 2025 Employee Performance-Based Restricted Stock Unit Award Agreement (TSR) under the BlueLinx Holdings Inc. 2021 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2025) ±

10.38
Credit Agreement, dated August 27, 2025, by and among Bank of America N.A., the Lenders, BlueLinx Holdings Inc., the Borrowers, and the Guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 28, 2025).

10.39
Guaranty and Security Agreement, dated August 27, 2025, by and among the Grantors and Bank of America N.A., as administrative agent for each member of the Lender Group and Bank Product Providers (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 28, 2025).

10.40
Equity Purchase Agreement, dated October 31, 2025, by and among BlueLinx Corporation, Tumac Lumber Co., Inc., and Disdero Lumber Co., LLC (incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed with the Securities and Exchange Commission on November 3, 2025).

10.41
Transition Agreement between BlueLinx Corporation and Michael Wilson, dated December 12, 2025 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 15, 2025). ±

19.1	Insider Trading Policy (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 18, 2025)
21.1	List of subsidiaries of the Company *
23.1	Consent of Ernst & Young LLP *
31.1	Certification of Shyam Reddy, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of C. Kelly Wall, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Shyam Reddy, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of C. Kelly Wall, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit Number	Item
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
Date: February 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
Name

/s/ Shyam K. Reddy	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
Shyam K. Reddy

/s/ C. Kelly Wall	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2026
C. Kelly Wall

/s/ Kimberly DeBrock	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026
Kimberly DeBrock

/s/ Kim S. Fennebresque	Chairman	February 24, 2026
Kim S. Fennebresque

/s/ Anuj Dhanda	Director	February 24, 2026
Anuj Dhanda

/s/ Christina M. Corley	Director	February 24, 2026
Christina M. Corley

/s/ Keith A. Haas	Director	February 24, 2026
Keith A. Haas

/s/ Mitchell B. Lewis	Director	February 24, 2026
Mitchell B. Lewis

/s/ J. David Smith	Director	February 24, 2026
J. David Smith

/s/ Carol B. Yancey	Director	February 24, 2026
Carol B. Yancey

/s/ Marietta Edmunds Zakas	Director	February 24, 2026
Marietta Edmunds Zakas