Form 10-Q
period 2026-04-04
BlueLinx Holdings Inc.
filed 2026-05-05
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2026, there were 7,782,395 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended April 4, 2026

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Fiscal Three Months Ended
	April 4, 2026	March 29, 2025
Net sales	$731,149	$709,226
Cost of products sold	614,752	598,097
Gross profit	116,397	111,129
Operating expenses (income):
Selling, general, and administrative	96,204	94,093
Depreciation and amortization	11,974	9,554
Realization of deferred gains on real estate	(984)	(984)
Other operating, net	1,875	(2,258)
Total operating expenses	109,069	100,405
Operating income	7,328	10,724
Non-operating expenses:
Interest expense, net	9,147	6,580
(Loss) income before (benefit) provision for income taxes	(1,819)	4,144
(Benefit) provision for income taxes	(361)	1,339
Net (loss) income	$(1,458)	$2,805

Basic (loss) earnings per share	$(0.18)	$0.33
Diluted (loss) earnings per share	$(0.18)	$0.33

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	April 4, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$319,087	$385,843
Receivables, less allowances of $4,304 and $4,964, respectively	296,732	218,161
Inventories, net	371,676	325,998
Other current assets	57,303	54,466
Total current assets	1,044,798	984,468
Property and equipment, at cost	496,781	495,453
Accumulated depreciation	(217,140)	(208,693)
Property and equipment, net	279,641	286,760
Operating lease right-of-use assets	52,261	54,608
Goodwill	66,367	67,226
Intangible assets, net	84,609	86,700
Deferred income tax asset, net	51,508	50,615
Other non-current assets	18,906	18,902
Total assets	$1,598,090	$1,549,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,287	$136,388
Accrued compensation	10,931	17,466
Finance lease liabilities - current	21,328	22,348
Operating lease liabilities - current	8,573	8,969
Real estate deferred gains - current	3,935	3,935
Other current liabilities	27,904	22,173
Total current liabilities	267,958	211,279
Long-term debt	296,874	296,660
Finance lease liabilities, less current portion	295,417	298,931
Operating lease liabilities, less current portion	45,051	47,075
Real estate deferred gains, less current portion	58,379	59,362
Other non-current liabilities	18,863	18,657
Total liabilities	982,542	931,964
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value, 30,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized, 7,819,104 and 7,866,497 outstanding, respectively	78	79
Additional paid-in capital	94,454	94,762
Retained earnings	521,016	522,474
Total stockholders’ equity	615,548	617,315
Total liabilities and stockholders’ equity	$1,598,090	$1,549,279

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount

Balance, January 3, 2026	7,866	$79	$94,762	$522,474	$617,315
Net loss	—	—	—	(1,458)	(1,458)
Vesting of restricted stock units	19	(a)	(a)	—	—
Compensation related to share-based grants	—	—	3,091	—	3,091
Repurchase of shares to satisfy employee tax withholdings	(7)	(a)	(375)	—	(375)
Common stock repurchases and retirements	(59)	(1)	(3,024)	—	(3,025)
Balance, April 4, 2026	7,819	$78	$94,454	$521,016	$615,548

(a) Activity rounds to less than one thousand dollars

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount

Balance, December 28, 2024	8,295	$83	$124,103	$522,255	$646,441
Net income	—	—	—	2,805	2,805
Vesting of restricted stock units	18	(a)	(a)	—	—
Compensation related to share-based grants	—	—	2,522	—	2,522
Repurchase of shares to satisfy employee tax withholdings	(7)	(a)	(507)	—	(507)
Common stock repurchases and retirements	(186)	(2)	(15,145)	—	(15,147)
Balance, March 29, 2025	8,120	$81	$110,973	$525,060	$636,114

(a) Activity rounds to less than one thousand dollars

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	April 4, 2026	March 29, 2025
Cash flows from operating activities:
Net (loss) income	$(1,458)	$2,805
Adjustments to reconcile net (loss) income to net cash used in operations
Depreciation and amortization	11,974	9,554
Amortization of debt discount and issuance costs	389	332
Insurance recoveries in excess of carrying values of property & equipment	—	(2,443)
Provision for deferred income taxes	(893)	(429)
Realization of deferred gains from real estate	(984)	(984)
Share-based compensation	3,091	2,522
Changes in operating assets and liabilities:
Accounts receivable	(78,571)	(49,737)
Inventories	(45,678)	(43,646)
Accounts payable	58,600	41,784
Other current assets	(3,415)	1,620
Other assets and liabilities	(281)	4,714
Net cash used in operating activities	(57,226)	(33,908)

Cash flows from investing activities:
Adjustment in consideration for Disdero acquisition	859	—
Disbursements for property and equipment	(2,599)	(5,932)
Proceeds from sales and insurance recoveries of property & equipment	21	2,540
Net cash used in investing activities	(1,719)	(3,392)

Cash flows from financing activities:
Common stock repurchases	(2,751)	(15,005)
Debt financing costs	(134)	—
Repurchase of shares to satisfy employee tax withholdings	(358)	(28)
Principal payments on finance lease liabilities	(4,568)	(4,269)
Net cash used in financing activities	(7,811)	(19,302)

Net change in cash and cash equivalents	(66,756)	(56,602)
Cash and cash equivalents at beginning of period	385,843	505,622
Cash and cash equivalents at end of period	$319,087	$449,020

Supplemental cash flow information:
Interest paid during the period	$7,127	$7,157
Net income tax payments (refunds)	$(45)	$(1,077)

Non-cash investing and financing activities:
Property and equipment acquired under finance leases	$132	$28,086
Property and equipment investments funded through accounts payable, net	$8	$504
Obligation for shares repurchases not yet settled	$250	$—
Obligation for repurchase of shares to satisfy employee tax withholdings	$17	$479

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 4, 2026
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
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared using generally accepted accounting principles in the United States (“GAAP”) and the interim reporting guidance of the U.S. Securities and Exchange Commission (“SEC”). The Company is composed of a single reportable segment for financial reporting purposes. The Company’s consolidated balance sheet as of January 3, 2026 contained herein was derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (the “2025 Form 10-K”), as filed with the SEC on February 24, 2026. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s results of operations, financial position, and cash flows for the reporting periods presented.

The Company has condensed or omitted certain notes and other information from the unaudited condensed consolidated financial statements presented in this report. Therefore, these condensed financial statements and accompanying notes should be read in conjunction with the Company’s 2025 Form 10-K. The results for the fiscal three months ended April 4, 2026 are not necessarily indicative of results that may be expected for the full fiscal year ending January 2, 2027, or any other interim period. For the fiscal reporting periods included in the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company did not have any items of other comprehensive income (loss), nor did the Company have any accumulated other comprehensive income (loss).

The Company operates on a 5-4-4 fiscal calendar and its fiscal year ends on the Saturday closest to December 31st of each year and may comprise 53 weeks in certain years. Fiscal 2026 contains 52 weeks and will end on January 2, 2027. Fiscal 2025 contained 53 weeks and ended on January 3, 2026.
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

Significant Accounting Policies

The Company has made no material changes to its significant accounting policies described in the notes to the consolidated financial statement included in its 2025 Form 10-K. The Company did not adopt any new accounting standards during the fiscal three months ended April 4, 2026.

Recent Accounting Pronouncements - Not Yet Adopted

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

2. Business Combination
On October 31, 2025 BlueLinx Corporation, a wholly owned subsidiary of BlueLinx Holdings Inc., entered into an equity purchase agreement (the “Purchase Agreement”) and purchased 100% of the equity interest of Disdero Lumber Co., LLC (“Disdero”). Disdero is engaged in the business of wholesale distribution of premium specialty building materials that include a complete line of clear lumber and distinctive wood architectural elements that are sold into nearly all 50 states. Disdero’s products are used primarily in the construction of high-end, custom homes and decks, as well as upscale multi-family residential and commercial properties.
The initial purchase price paid on October 31, 2025 was approximately $95.4 million ($95.2 million net after considering cash acquired), which the Company paid from cash on hand. Under the Purchase Agreement, the initial purchase price was subject to customary adjustments, such as adjustments for working capital balances. During the first quarter of fiscal 2026, adjustments for working capital resulted in a $0.9 million reduction in the cash consideration paid by the Company for Disdero.

The acquisition of Disdero was accounted for as a business combination using the acquisition method under ASC 805, Business Combination (“ASC 805”). The assets acquired and liabilities assumed in the Disdero acquisition were reflected on the Company’s consolidated balance beginning at the close of business on October 31, 2025. Disdero’s results of operations and cash flows are included in the Company’s consolidated financial results beginning at the start of business on November 1, 2025.

The acquisition of Disdero includes preliminary fair value estimates for acquired intangible assets (customer relationships, trade name, and non-compete agreements) and goodwill as of the October 31, 2025 acquisition date. Upon subsequent completion of the purchase price allocation, any revised fair value amounts assigned to the intangible assets and resulting goodwill may differ materially from the preliminary estimates under the benchmarking process. Additionally, the initial fair value estimates initially assigned to inventory assets and lease obligations are still being evaluated for potential revisions during the open measurement period.

Any changes to the fair values amounts during the measurement period will be recorded to the applicable assets and liabilities with the residual amount allocated to goodwill. The measurement period cannot extend beyond one year from the acquisition date.

The following table summarizes the components of the consideration for Disdero:

	Preliminary Allocation as of Acquisition Date	Measurement Periods Adjustments	Revised Preliminary Allocation
	(In thousands)
Estimated fair value of identifiable assets acquired and liabilities assumed:
Cash	$179	$—	$179
Accounts receivable	6,377	—	6,377
Inventory	16,024	—	16,024
Prepaid expenses and other assets	220	—	220
Total current assets acquired	22,800	—	22,800
Property & equipment	1,319	—	1,319
Right-of-use lease assets	3,074	—	3,074
Intangible assets:
Customer relationships	47,300	—	47,300
Trade names	12,300	—	12,300
Non-compete agreements	4,700	—	4,700
Total assets acquired	91,493	—	91,493

Accounts payable	1,943	—	1,943
Accrued compensation	1,544	—	1,544
Operating lease obligations	756	—	756
Other current liabilities	331	—	331
Finance lease obligations	181	—	181
Total current liabilities assumed	4,755	—	4,755
Operating lease obligations	2,616	—	2,616
Finance lease obligations	587	—	587
Total liabilities assumed	7,958	—	7,958

Net assets acquired	83,535	—	83,535
Goodwill	11,854	(859)	10,995
	95,389	(859)	94,530
Less cash acquired	(179)	—	(179)
Preliminary purchase price	$95,210	$(859)	$94,351
Under ASC 805, the excess of total purchase price, which includes the aggregate cash consideration paid in excess of the fair value of the tangible and intangible assets acquired less liabilities assumed, is recorded as goodwill. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill resulting from the Disdero acquisition is expected to be tax deductible.
The estimated useful life for customer relationships and non-compete agreements is 12 years and 5 years, respectively, based on a preliminary evaluation that is subject to change. At this time, the Company plans to operate the acquired Disdero business under the Disdero trade name indefinitely, and therefore the trade name has been assigned an indefinite life and is not being amortized at this time.
3. Inventory
On the Company’s consolidated balance sheets, Inventories, net consist mostly of finished goods inventory, with a limited amount of work-in-process inventory. The cost of inventories is determined by the moving average cost method. The Company includes all material charges directly incurred in bringing inventory to its existing condition and location, including the cost of inbound freight, volume incentives, inventory adjustments, tariffs, duties and other import fees. The Company evaluates the carrying value of its inventory at the end of each fiscal quarter to ensure that inventory, when viewed by category, is carried at the lower-of-cost-or-net-realizable-value (“LCNRV”). This evaluation also considers matters that may impact the net realizable value of inventory such as damaged or obsolete inventory. Any LCNRV decline that is expected to be restored within the current fiscal year, prior to the inventory being sold, is not recognized in an interim fiscal period. As of April 4, 2026 and January 3, 2026, the carrying values of the Company’s inventory reported on its consolidated balance sheets did not reflect any adjustments for LCNRV matters.

On the Company’s consolidated statements of operations, most of the amount reported in Cost of products sold is composed of costs incurred to purchase inventory that is subsequently resold to customers, including costs related to import duties and tariffs. Import duties and tariffs are not typically passed through to customers as separately billed charges.

Certain import duties are classified by the U.S. Department of Commerce (the “Commerce Department”) as “anti-dumping or countervailing” (“AD/CV”) duties and these duties may be subject to periodic review and adjustments by the Commerce Department through a process known as a trade remedy administrative review, which can result in both retroactive and prospective adjustments to duty rates. At the time of importation, the Company tenders AD/CV duty cash deposits (as use of that term has been defined by the Commerce Department) to the U.S. Customs and Border Protection (“U.S. Customs”) and accounts for duties based on the then-current rates in effect, and records any retroactive adjustments as a change in estimate in the period in which U.S. Customs adjusts duty rates at the time entries subject to AD/CV duties liquidate (as use of that term has been defined by the Commerce Department), typically through the resolution of a trade remedy administrative review proceeding. Any such retroactive adjustments for AD/CV duties either increase or decrease the Company’s Cost of products sold in the reporting period that the duty rates are adjusted since substantially all impacted inventories have typically been subsequently sold. During the fiscal three months ended March 29, 2025, the Company recognized refunds of $2.4 million, plus interest of $0.5 million, related to retroactive adjustments associated with certain antidumping duties for imported wood moulding and millwork products. The antidumping duty cash deposits were originally paid and accounted for by the Company in prior reporting periods at the then-current rates. This adjustment was reflected in Cost of products sold and Interest expense, net, respectively, on the Company’s unaudited condensed consolidated statements of operations for the fiscal three months ended March 29, 2025. There were no such adjustments for the fiscal three months ended April 4, 2026.

See Note 9, Commitments and Contingencies, to these unaudited consolidated financial statements for disclosures concerning other matters related to import duties.
4. Goodwill and Intangible Assets, net
As disclosed in Note 2, Business Combination, to these unaudited condensed consolidated financial statements, during the fiscal three months ended April 4, 2026 the carrying value of goodwill was reduced by $0.9 million to reflect a revision in the consideration paid for the acquisition of Disdero. During this same fiscal reporting period, the only other change to the carrying values of the Company’s Goodwill and Intangible assets, net, was the scheduled amortization of definite-lived intangible assets. Amortization expense for intangible assets was $2.1 million and $1.0 million for the fiscal three months ended April 4, 2026 and March 29, 2025, respectively.
There were no goodwill impairment charges recorded in the fiscal three months ended April 4, 2026 or March 29, 2025, and there were no accumulated goodwill impairment balances as of April 4, 2026 or January 3, 2026. Non-cash provisions for the impairment of goodwill and/or other intangible assets could arise in future reporting periods due to sustained and significant changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic and industry conditions, the loss of key customers, a sustained material decrease in the Company’s market capitalization, or other unanticipated events.
The activity and carrying amounts of the Company’s goodwill were as follows:

Total Carrying Amount
(In thousands)
Balance as of January 3, 2026	$67,226
Disdero adjustment (see Note 2 to these unaudited condensed consolidated financial statements)	(859)
Balance as of April 4, 2026	$66,367
5. Revenue Recognition

The following table presents the Company’s revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Fiscal Three Months Ended
Product type	April 4, 2026	March 29, 2025
	(In thousands)
Specialty products	$511,806	$479,387
Structural products	219,343	229,839
Total Net sales	$731,149	$709,226

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

	Fiscal Three Months Ended
Sales channel	April 4, 2026	March 29, 2025
	(In thousands)
Warehouse and reload	$608,522	$581,793
Direct	138,482	142,492
Customer discounts and rebates	(15,855)	(15,059)
Total Net sales	$731,149	$709,226

The Company generally expenses sales commissions when incurred because the amortization period would typically be one year or less. These expenses are recorded within SG&A expense on the Company’s consolidated statements of operations.

The Company has made an accounting policy election to treat outbound shipping and handling activities as an SG&A expense. Shipping and handling expenses include amounts related to the administration of the Company’s logistical infrastructure, handling of material in its warehouses, and amounts pertaining to the delivery of products to customers, such as fuel and maintenance expenses for mobile fleet, wages for drivers, and third-party freight charges. These expenses were $43.6 million and $39.4 million for the fiscal three months ended April 4, 2026 and March 29, 2025, respectively.

Performance obligations in contracts with customers generally consist solely of the delivery of goods.

6. Debt and Finance Lease Obligations

As of April 4, 2026 and January 3, 2026, debt and finance lease obligations consisted of the following:

	As of
	April 4, 2026	January 3, 2026
	(In thousands)
Senior secured notes (“2029 Notes”) (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Unamortized debt issuance costs	(1,263)	(1,349)
Unamortized bond discount costs	(1,863)	(1,991)
	296,874	296,660
Finance lease obligations (3)	316,745	321,279
Less: current portion of finance lease obligations	21,328	22,348
Total debt and finance leases, net of current portions	$592,291	$595,591

(1) As of April 4, 2026 and January 3, 2026, long-term debt was comprised of $300 million of senior secured notes (“2029 Notes”) issued in October 2021 and maturing November 15, 2029. These notes are presented under the Long-term debt caption of the Company’s consolidated balance sheets in the net amounts of $296.9 million and $296.7 million as of April 4, 2026 and January 3, 2026, respectively. This balance sheet presentation is net of unamortized discount of $1.9 million and $2.0 million, respectively, and unamortized debt issuance costs of $1.3 million and $1.3 million, respectively, as of April 4, 2026 and January 3, 2026. The 2029 Notes are presented in this table at their face value.

(2) No borrowings were outstanding. Available borrowing capacity under the revolving credit facility was $340.1 million as of April 4, 2026 and January 3, 2026. The available borrowing capacity reflects undrawn letters of credit.

(3) The Company’s finance lease obligations consist of leases related to equipment, vehicles, and real estate, with the majority of those finance leases related to real estate. Amounts on this line include $124.0 million and $124.1 million as of April 4, 2026 and January 3, 2026, respectively, for sale-leasebacks of real estate in fiscal 2019 and fiscal 2020 that did not qualify for sale treatment for accounting purposes. Under these sale-leaseback arrangements, the Company is not entitled to legal ownership of the assets at any time, including at expiration of the arrangements, nor is the Company entitled to purchase the assets at a bargain purchase price. For additional disclosures about the Company’s finance lease obligations, see Note 7, Leases, to the unaudited condensed consolidated financial statement.

Interest expense, net on the Company’s unaudited condensed consolidated statements of operations consisted of the following components:

	Fiscal Three Months Ended
	April 4, 2026	March 29, 2025
	(In thousands)
Interest expense	$12,215	$12,053
Less: Interest income	3,068	5,473
Interest expense, net	$9,147	$6,580

Interest expense for the reporting periods presented in the above table primarily reflects interest expense for the 2029 Notes, interest expense on finance lease obligations, certain ongoing fees for revolving credit facilities that are classified as interest expense, amortization of debt issuance costs for the 2029 Notes and revolving credit facilities, and amortization of original-issue bond discount on the 2029 Notes. Total amortization of debt issuance costs plus bond discount costs was $0.4 million and $0.3 million for the fiscal three months ended April 4, 2026 and March 29, 2025, respectively.

Interest income for the reporting periods presented in the above table primarily reflects interest earned on the Company’s cash and cash equivalents. Refunds received from U.S. Customs for certain retroactive AD/CV import duty adjustments (see Note 3, Inventory, to these unaudited condensed consolidated financial statements) resulted in additional interest income of $0.5 million for the fiscal three months ended March 29, 2025.

2029 Notes

Interest expense, excluding fees and amortization of debt issuance costs and bond discount, for the 2029 Notes is accrued by the Company in the amount of $4.5 million for each quarterly fiscal period. Interest is paid semi-annually. The 2029 Notes pay the holders interest at a fixed annual rate of 6.0% through maturity. The 2029 Notes are secured by a first-priority security interest in substantially all of the Company’s assets, other than accounts receivables, inventory, deposit accounts, securities accounts, business interruption insurance and other related assets. See Note 12, Fair Value, to these unaudited condensed consolidated financial statements for additional information about the 2029 Notes.

Revolving Credit Facility

The Company’s revolving credit facility is scheduled to mature on August 27, 2030 and initially provides for a senior secured revolving loan and letter of credit facility of up to $350 million and also includes a $35 million swing line subfacility and letters of credit in an aggregate amount of up to $30 million. Subject to certain conditions and consents, the Company’s borrowing entities have the option to increase the facility by an aggregate additional principal amount of up to $300 million which could in the future allow total borrowings of up to $650 million.

If borrowings are outstanding, interest accrues at a rate per annum equal to (i) the then-current Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 1.25% to 1.75%, with the amount of such margin determined based upon the average of the borrowers’ excess availability (as defined) for the immediately preceding fiscal quarter or (ii) the administrative agent’s base rate plus a margin ranging from 0.25% to 0.75%, with the amount of such margin determined based upon the average of the borrowers’ excess availability (as defined) for the immediately preceding fiscal quarter as calculated by the administrative agent.

As of April 4, 2026 and January 3, 2026, there were no outstanding borrowings under the revolving credit facility. During the fiscal first quarters of 2026 and 2025, the Company incurred no interest expense for its revolving credit facilities since no borrowings were outstanding during those fiscal periods.

The revolving credit facility is a senior secured loan and letter of credit facility that is secured by a security interest in substantially all of the Company’s assets (other than real property), including inventories, accounts receivable, and proceeds from those items.

Debt Covenants

The revolving credit facility and the 2029 Notes contain various covenants and restrictions, including customary financial covenants. The Company was in compliance with all such covenants as of April 4, 2026 and January 3, 2026. The Company’s right to make draws on the revolving credit facility may be conditioned upon, among other things, compliance with these covenants. These covenants also limit the Company’s ability to, among other things: incur additional debt; grant liens on assets; make investments; repurchase stock; pay dividends and make distributions; sell or acquire assets, including certain real estate assets, outside the ordinary course of business; engage in transactions with affiliates; and make fundamental business changes.

7. Leases
Cash flows information related to leases is as follows:

	Fiscal Three Months Ended
	April 4, 2026	March 29, 2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows, operating leases	$3,435	$2,933
Operating cash flows, finance leases	$6,854	$6,873
Financing cash flows, finance leases	$4,568	$4,269

Below is a summary of undiscounted finance and operating lease obligations that have initial terms in excess of one year as of April 4, 2026. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the unaudited condensed consolidated balance sheet, including options to extend lease terms that are reasonably certain of being exercised.

Fiscal Year:	Operating Leases	Finance Leases
	(In thousands)
2026 (remainder of fiscal year)	$9,418	$37,857
2027	11,741	43,566
2028	10,945	43,829
2029	9,410	40,496
2030	7,454	36,504
Thereafter	22,932	441,456
Total lease payments	$71,900	$643,708
Less: imputed interest	(18,276)	(326,963)
Total	$53,624	$316,745

8. Share-Based Compensation
The Company incurred stock-based compensation expense of $3.1 million and $2.5 million in the fiscal three months ended April 4, 2026 and March 29, 2025, respectively.

During the fiscal three months ended April 4, 2026, the Company issued new grants of 25,764 restricted stock units (“RSUs”) with a weighted-average grant-date fair value per RSU of $54.02. These new RSU grants are scheduled to vest in one year, in three years, or over three years, depending on the terms of each grant, with vesting dependent on service requirements. Each RSU grant issued during the fiscal three months ended April 4, 2026 will potentially result in the future issuance of one share of the Company’s common stock if the vesting conditions are satisfied.

Under the authorization of the 2021 BlueLinx Holdings, Inc. 2021 Long-Term Incentive Plan, 334,842 shares of the Company’s common stock remain authorized and available for future issuances of equity-based compensation awards as of April 4, 2026.
9. Commitments and Contingencies
Regulatory Matters
Government and regulatory agencies may have the ability to conduct routine audits and periodic examinations of, and administrative proceedings regarding, the Company’s business operations.
As previously disclosed, U.S. Customs gathered initial information from the Company under routine audit procedures, and the information indicated that the Company potentially underpaid import duties in prior periods arising from certain classification discrepancies for products imported into the United States as separately entered shipments. In working with U.S. Customs, the Company has exercised reasonable care to address this matter in an equitable and expeditious manner through the filing of a prior disclosure submission with U.S. Customs. As of April 4, 2026 and January 3, 2026, the Company estimated that it will be required to pay approximately $8.0 million, excluding any interest. This amount is reflected in Other current liabilities on the Company’s consolidated balance sheets as of April 4, 2026 and January 3, 2026. See Note 3, Inventory, to these unaudited consolidated financial statements for disclosure concerning another matter related to import duties.

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

2026 Supreme Court Decision Regarding Certain Tariffs on Imported Goods

For any potential refunds that may be due to the Company as a result of the February 20, 2026 ruling from the U.S. Supreme Court regarding tariffs on certain imported goods that were imposed in 2025 and 2026 under the International Emergency Economic Powers Act (“IEEPA”), the Company’s current accounting policy is to account for any such tariff refunds by applying the gain contingency accounting model. Accordingly, the Company will recognize any IEEPA tariff refunds when all contingencies have been resolved and the gain is realized or realizable.

Environmental Matters
From time to time, the Company may be involved in proceedings involving various environmental and pollution control laws and regulations in the jurisdictions in which it operates. When the Company believes it has material financial exposure to these matters, it estimates and recognizes adequate liabilities and, if applicable, also timely records any expected recoveries from insurance coverages or subrogation in accordance with GAAP. Such liabilities, when recorded, may or may not be discounted, as required or permitted by GAAP. Based on presently available information, the Company had no material obligations for environmental matters as of April 4, 2026 or January 3, 2026.

Collective Bargaining Agreements

Approximately 20% of the Company’s employees are represented by various local labor unions with terms and conditions of employment governed by collective bargaining agreements (“CBAs”). As of April 4, 2026 three CBA covering approximately 2.3 percent of the Company’s employees are up for renewal during the remainder of fiscal 2026.

10. Income Taxes

Effective Income Tax Rates

For fiscal 2026, the Company currently estimates that its annual effective income tax rate will be approximately 47%, excluding discrete items. This estimate reflects nondeductible items and includes certain franchise taxes that are classified as income taxes under the provisions of ASC 740, Income Taxes. The Company recognized an income tax benefit of $0.4 million for the fiscal three months ended April 4, 2026, resulting in an effective income tax benefit rate of 20% that reflects discrete items.

For the fiscal three months ended March 29, 2025, the Company realized income tax expense of $1.3 million, resulting in an effective income tax rate of 32% for the period.

The Company’s effective income tax rates for both fiscal periods were impacted by the permanent addback to taxable income of certain nondeductible expenses, including meals and entertainment and certain employee compensation, as well as excess tax benefits or expenses realized from settlements of share-based compensation grants. The Company’s effective income tax rates will differ from the statutory rates by such items.

11. Earnings (Loss) Per Share and Stockholders' Equity
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

The reconciliation of basic to diluted weighted average common shares outstanding and the calculations for basic earnings (loss) per share and diluted earnings (loss) per share were as follows for the respective reporting:

	Fiscal Three Months Ended
	April 4, 2026	March 29, 2025
Net (loss) income (in thousands)	$(1,458)	$2,805

Weighted average common shares outstanding - Basic	7,861,137	8,256,551
Dilutive effect of share-based awards	81,371	71,903
Weighted average common shares outstanding - Diluted	7,942,508	8,328,454

Basic (loss) earnings per share	$(0.18)	$0.33
Diluted (loss) earnings per share	$(0.18)	$0.33
Weighted-average unvested time-based and market-based restricted stock units (“RSUs”) totaling 83,575 and 24,089 for the fiscal three months ended April 4, 2026 and March 29, 2025, respectively, were not included in the dilutive effect of share-based awards for the respective periods because their effects were antidilutive. For the three months ended April 4, 2026, the denominator in the diluted loss per share calculation does not include the 81,371 dilutive effect of share-based awards since their effect would be antidilutive due to the net loss for the reporting period. Additionally, as of April 4, 2026 and March 29, 2025, a total of 76,983 and 127,174, respectively, of unvested performance-based RSUs were outstanding but were not evaluated for potential dilution because their performance metrics had not been achieved as of the end of the respective reporting periods.

Repurchases of Common Stock
On October 31, 2023, the Company’s Board of Directors announced a share repurchase program for $100 million. During the fiscal three months ended April 4, 2026, the Company repurchased 59,051 shares of its common stock at a weighted-average price of $50.83, including broker commissions but excluding federal excise tax on the repurchases, for a total of $3.0 million. These amounts are based on trade date activity, while the amounts reported on the Company’s consolidated statements of cash flows for share repurchases are based on settlement date activity. As of April 4, 2026, there remained approximately $5.7 million repurchase capacity under the authorization approved October 31, 2023. Subsequent to the balance sheet date, between April 4, 2026 and April 21, 2026, we repurchased an additional 36,749 shares of our common stock at an average price of $54.46 per share, including broker commissions but excluding federal excise tax on the repurchases, for a total of $2.0 million.

On July 29, 2025, the Company’s Board of Directors announced a new share repurchase program for $50 million. The 2025 authorization may be used after exhaustion of the 2023 authorization.

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

12. Fair Value

As of April 4, 2026 and January 3, 2026, the Company had no assets or liabilities for which the carrying value is remeasured to fair value at the end of each reporting period. The Company has not elected the fair value reporting option for any of its financial instruments.

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

Debt

The estimated fair value of the Company’s $300 million 2029 Notes was determined based on Level 2 input using observable market prices in less active markets, as presented below:

	As of
	April 4, 2026		January 3, 2026
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
2029 Notes	$296,874	$289,860	$296,660	$295,594
(1) The $300 million obligation for the 2029 Notes is presented on the Company’s consolidated balance sheets net of unamortized debt issuance costs and discount totaling $3.1 million and $3.3 million as of April 4, 2026 and January 3, 2026, respectively. Periodic amortization of the issuance costs and discount each reporting period causes the carrying value of the 2029 Notes to gradually increase to the $300 million maturity amount scheduled for November 15, 2029. See Note 6, Debt and Finance Lease Obligations, to these unaudited condensed consolidated financial statements.
There were no borrowings outstanding under the Company’s revolving credit facilities during the fiscal three months ended April 4, 2026 or during fiscal year 2025.

13. Segment Reporting

The Company has one reportable segment: building products. The segment sells building products that are grouped into two primary product categories: specialty products and structural products. The Company’s chief operating decision maker (“CODM”), as that term is defined under U.S. GAAP, is its chief executive officer (CEO). The Company derives substantially all of its revenues from the United States and all of the Company’s assets are located in the United States. The measure of segment assets is reported on the Company’s balance sheet as total consolidated assets. The segment’s accounting policies are the same as the accounting policies for the Company, as described in Note 1, Summary of Significant Accounting Policies, in Part II, Item 8 of the Company’s 2025 Form 10-K.

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

	Fiscal Three Months Ended
	April 4, 2026	March 29, 2025
	(In thousands)
Net sales	$731,149	$709,226

Expenses:
Cost of specialty products sold	419,239	389,609
Cost of structural products sold	195,513	208,488
SG&A - delivery and logistics	43,626	39,438
SG&A - sales	18,190	17,757
SG&A - all other	34,388	36,898
Depreciation of property and equipment	9,884	8,601
Amortization of definite-lived intangible assets	2,090	953
Realization of deferred gains on real estate	(984)	(984)
Interest expense	12,215	12,053
Interest income	(3,068)	(5,473)
Other operating, net (1)	1,875	(2,258)
Provision for income taxes	(361)	1,339
Total segment expenses	732,607	706,421

Segment net (loss) income	(1,458)	2,805

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net (loss) income	$(1,458)	$2,805

(1) For the fiscal first quarter of 2026, the $1.9 million is composed mainly of severance expenses and professional services fees related to our business and digital transformation initiatives. During the first quarter of fiscal 2025, the Company settled certain of the initial insurance claims related to property and equipment that was damaged or destroyed at its Erwin, Tennessee owned facility in 2024 by Hurricane Helene. The Company received insurance proceeds in the fiscal first quarter of 2025 that exceeded the carrying values of the damaged or destroyed property and equipment by $2.4 million and this amount is included in Other operating, net on the Company’s unaudited condensed consolidated statement of operations for the fiscal three months ended March 29, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report” or “Form 10-Q”) contains forward-looking statements. Forward-looking statements include, without limitation, any statements that predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “could,” “expect,” “estimate,” “intend,” “may,” “project,” “plan,” “should,” “will,” “will be,” “will likely continue,” “will likely result,” “would,” or words or phrases of similar meaning. Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. The forward-looking statements in this report include, without limitation, statements about anticipated effects of adopting certain accounting standards; estimated future annual amortization expense; estimates made in connection with revenue recognition; the expected outcome of legal proceedings; the expected outcome of government and regulatory proceedings; industry conditions; seasonality; liquidity and capital resources; our confidence in the Company’s long-term growth strategy; our areas of focus and management initiatives; the demand outlook for construction materials and expectations regarding new home construction, repair and remodel activity and continued investment in existing and new homes; our positioning for long-term value creation; our efforts and ability to generate profitable growth; our ability to increase net sales in specialty product categories; our ability to generate profits and cash from sales of specialty products; our ability to successfully integrate the operations of Disdero; or ability to effectively manage inventory; our ability to manage our lease commitments; our ability to negotiate collective bargaining agreements; our multi-year capital allocation plans; our ability to manage volatility in wood-based commodities; our improvement in execution and productivity; our efforts and ability to maintain a disciplined capital structure and capital allocation strategy; our ability to maintain a strong balance sheet; our ability to focus on operating improvement initiatives and commercial excellence; and whether or not the Company will continue any share repurchases.

These risks and uncertainties also include those discussed under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q, under the heading “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K, and those risks and uncertainties discussed elsewhere in this Form 10-Q, and in future reports that we file with the SEC.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information included in this Form 10-Q and in our 2025 Form 10-K.

In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information due to the factors discussed under Part II, Item 1A, Risk Factors, in this Form 10-Q and under Part I, Item 1A, Risk Factors, in our 2025 Form 10-K.

Our Strategy

We remain committed to driving a culture of profitable growth within new and existing product lines and geographies, while positioning the Company for long-term value creation. The following initiatives represent key areas of our management team’s focus:

1.Grow our higher-margin specialty product categories. We continue to pursue a revenue mix weighted towards higher-margin, specialty product categories such as engineered wood products, siding, millwork, outdoor living products, specialty lumber and panels, and industrial products. Additionally, we are expanding our value-added service offerings designed to simplify complex customer sourcing requirements. Our acquisition of Disdero in the fourth quarter of fiscal 2025 enhanced our revenue mix by adding a significant number of new lines of premium specialty building materials, including decking, trim, flooring, paneling, posts, timbers, siding, and stepping, to our product offerings.

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

4.Maintain a disciplined capital structure and pursue strategic investments that increase the value of our Company. We continue to strategically target acquisition opportunities that grow our higher-margin specialty products business, expand our geographic reach, or complement our existing capabilities. We also continue to evaluate and identify additional markets that are potential opportunities for new market development. We further seek to maintain a disciplined capital structure while at the same time investing in our business to modernize our distribution facilities, as well as our tractor and trailer fleet, and to improve operational performance. During the fiscal three months ended April 4, 2026, we:

•Used cash of $2.6 million to enhance our facilities, fleet, and technology hardware.
•Returned capital of $3.0 million to our shareholders by using cash to purchase 59,051 shares of our common stock at an average price of $50.83, excluding broker commissions and excise tax. Between April 4, 2026 and April 21, 2026, we repurchased an additional 36,749 shares of our common stock at an average price of $54.43 per share excluding broker commissions and excise tax, for a total of $2.0 million.

Business and Digital Transformation

We have initiated a series of business and digital transformation actions focused on redesigning and optimizing key elements of our operating model to improve efficiency, execution, and operating leverage. These actions include business process‑driven initiatives and targeted digital investments intended to simplify operations, reduce complexity, and increase consistency across the enterprise. We have focused on improving organizational efficiency across corporate functions and field operations through process redesign, role clarity, increased standardization, and productivity improvements. In parallel, we are modernizing our logistics and commercial operating capabilities, including the implementation of an enterprise transportation management platform and the use of advanced analytics and artificial intelligence to enhance decision‑making, support optimization across pricing, procurement, and logistics, and improve inventory management and collections efficiency. Collectively, these actions are intended to improve execution consistency, enhance margin performance, strengthen operating leverage, and improve our ability to perform across cyclical market conditions.

Our Culture and Values

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

Acquisition of Disdero

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

Factors That Affect Our Operating Results and Trends

Our results of operations and financial performance are influenced by a variety of factors, including the following: adverse housing market conditions; consolidation among competitors, suppliers, and customers; escalating changes in retaliatory trade policies of the United States and other countries; disintermediation risk; our dependence on international suppliers and manufacturers for certain products and related exposure to risks of new or increased tariffs and other risks that could affect our financial condition; pricing and product cost variability; volumes of product sold; competition; the cyclical nature of the industry in which we operate; loss of products or key suppliers and manufacturers; information technology security risks and business interruption risks; effective inventory management relative to our sales volume or the prices of the products we produce; acquisitions and the integration and completion of such acquisitions; the ability to attract, train, and retain highly qualified associates and other key personnel while controlling related labor costs; business disruptions; exposure to product liability and other claims and legal proceedings related to our business and the products we distribute; natural disasters, catastrophes, fire, wars or other unexpected events; the impacts of climate change; successful implementation of our strategy; wage increases or work stoppages by our union employees; costs imposed by federal, state, local, and other regulations; compliance costs associated with federal, state, and local environmental protection laws; the effects of epidemics, global pandemics or other widespread public health crises and governmental rules and regulations; fluctuations in our operating results; our level of indebtedness and our ability to incur additional debt to fund future needs; the covenants of the instruments governing our indebtedness limiting the discretion of our management in operating the business; the potential to incur more debt; the fact that we have consummated certain sale leaseback transactions with resulting long-term non-cancelable leases, many of which are or will be finance leases; the fact that we lease many of our distribution centers, and we would still be obligated under these leases even if we close a leased distribution center; inability to raise funds necessary to finance a required repurchase of our senior secured notes; a lowering or withdrawal of debt ratings; changes in our product mix; increases in fuel and other energy prices, including as a result of disruptions in international shipping of oil and gas through the Strait of Hormuz and the ongoing conflicts in the Middle East and Ukraine, or availability of third part freight providers; changes in insurance-related deductible/retention liabilities based on actual loss development experience; the possibility that the value of our deferred tax assets could become impaired; changes in our expected annual effective tax rate could be volatile; the costs and liabilities related to our participation in multi-employer pension plans could increase; the risk that our cash flows and capital resources may be insufficient to service our existing or future indebtedness; interest rate risk, which could cause our debt service obligations to increase; and changes in, or interpretation of, accounting principles. These factors, and the related trends and uncertainties, have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.

For more information on the risk factors impacting our business, refer to Part II, Item 1A, Risk Factors, in this Form 10-Q and to Part I, Item 1A, Risk Factors, in our 2025 Form 10-K.

Results of Operations
Our results of operations for the fiscal three months ended April 4, 2026 (“fiscal first quarter of 2026” or “current year period” or “current year quarter”) and for the fiscal three months ended March 29, 2025 (“fiscal first quarter of 2025” or “prior year period” or “prior year quarter”) were as follows:

	Fiscal Three Months Ended April 4, 2026	% of Net Sales	Fiscal Three Months Ended March 29, 2025	% of Net Sales
	($ amounts in thousands)
Net sales	$731,149		$709,226

Gross profit	116,397	15.9%	111,129	15.7%
Less:
Selling, general, and administrative	96,204	13.2%	94,093	13.3%
Depreciation and amortization	11,974	1.6%	9,554	1.3%
Realization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Other operating, net	1,875	0.3%	(2,258)	(0.3)%
Operating income	7,328	1.0%	10,724	1.5%
Interest expense, net	9,147	1.3%	6,580	0.9%
Income before provision for income taxes	(1,819)	(0.2)%	4,144	0.6%
(Benefit) provision for income taxes	(361)	0.0%	1,339	0.2%
Net (loss) income	$(1,458)	(0.2)%	$2,805	0.4%

The following table sets forth Net sales by product category and percentage of total Net sales by product category:

	Fiscal Three Months Ended
	April 4, 2026		March 29, 2025
Net sales:	($ amounts in thousands)
Specialty products	$511,806	70%	$479,387	68%
Structural products	219,343	30%	229,839	32%
Total Net sales	$731,149	100%	$709,226	100%

The following table sets forth Gross profit, the percentage of total Gross profit earned by product category, and gross margin percentages by product category:

	Fiscal Three Months Ended
	April 4, 2026		March 29, 2025
Gross profit:	($ amounts in thousands)
Specialty products	$92,567	80%	$89,778	81%
Structural products	23,830	20%	21,351	19%
Total Gross profit	$116,397	100%	$111,129	100%

Gross margin %:
Specialty products	18.1%		18.7%
Structural products	10.9%		9.3%
Company gross margin %	15.9%		15.7%

Fiscal First Quarter of 2026 Compared to Fiscal First Quarter of 2025

For the fiscal first quarter of 2026, the Company’s Net sales were $731.1 million, an increase of $21.9 million, or 3.1%, compared to the fiscal first quarter of 2025.
•The $21.9 million overall increase in the Company’s Net sales in the current fiscal quarter was attributable to specialty products, partially offset by lower Net sales for structural products. Combined, overall strong volume gains offset decreases in pricing.
•The current year period includes the Net sales for Disdero. We acquired Disdero in fiscal fourth quarter of 2025.
•Approximately 70% and 68% of the Company’s Net sales in the fiscal first quarters of 2026 and 2025, respectively, were generated by specialty products.

The Company’s Gross profit for the fiscal first quarter of 2026 increased by $5.3 million, or 4.7%, to $116.4 million from $111.1 million in the fiscal first quarter of 2025.
•The increase in the Company’s Gross profit in the current fiscal quarter was attributable to both specialty products and structural products.
•The current year period includes the results of Disdero, which contributed to Gross profit.
•Approximately 80% of the Company’s Gross profit was generated by specialty products in the fiscal first quarter of 2026, compared to 81% in the fiscal first quarter of 2025.
•The Company’s gross margin percentage increased from 15.7% to 15.9% in the current fiscal quarter. Disdero increased the Company’s gross margin percentage in the current period. The import duty-related item described below increased the Company’s gross margin percentage by 40 basis points for the prior year period.
•Cost of products sold for the fiscal first quarter of 2025 included a benefit of $2.4 million related to retroactive adjustments associated with antidumping/countervailing (“AD/CV”) duties for certain imported specialty products. See Note 3, Inventory, to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Specialty products - Net sales of specialty products, which include product types such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, increased by $32.4 million, or 6.8%, to $511.8 million in the fiscal first quarter of 2026.
•The increase in Net sales for specialty products in the current fiscal quarter was due to higher volumes for all product categories, partially offset by slightly lower pricing for most product categories due to a continuing competitive pricing environment.
•The current year period also includes the Net sales for Disdero.
•Specialty products’ Gross profit increased by $2.8 million, or 3.1%, to $92.6 million in the current fiscal quarter due to strong volume gains that exceeded the pricing decreases. The current year period includes the results for Disdero, which contributed to Gross profit.
•Specialty products’ gross margin percentage decreased by 60 basis points to 18.1% compared to 18.7% in the fiscal first quarter of 2025. Disdero increased the gross margin percentage in the current quarter. The prior year period benefited from the $2.4 million duty-related refund described above, which increased the gross margin percentage for specialty products in the prior year period by 50 basis points.

Structural products - Net sales of structural products, which include product types such as lumber, panels (including plywood and oriented strand board), rebar, and remesh, decreased by $10.5 million, or 4.6%, to $219.3 million in the fiscal first quarter of 2026 compared to $229.8 million in the fiscal first quarter of 2025.
•This overall decrease in Net sales for structural products in the current fiscal quarter was due to lower pricing for panels and lumber, partially offset by volume gains for lumber.
•Compared to the first quarter of 2025, average commodity prices in U.S. markets during the first quarter of 2026 for lumber were down approximately 4% and down approximately 14% for panels.
•Structural products’ Gross profit increased overall by $2.5 million, or 11.6%, to $23.8 million in the fiscal first quarter of 2026 from $21.4 million in the fiscal first quarter of 2025 due to margin expansion for both lumber and panels accompanied by higher Net sales for lumber.
•Structural products’ gross margin percentage for the fiscal first quarter of 2026 was 10.9% compared to 9.3% in the fiscal first quarter of 2025.

Our Selling, general, and administrative (“SG&A”) expenses increased by $2.1 million, or 2.2%, compared to the fiscal first quarter of 2025. This overall increase was due primarily to Disdero. The overall increase in the current quarter was partially offset by a benefit of $1.9 million for insurance proceeds received for business interruptions at our Erwin, Tennessee owned facility that was damaged in the third quarter of 2024 by Hurricane Helene.

Depreciation and amortization expense increased by $2.4 million, or 25.3%, compared to the fiscal first quarter of 2025 due to a higher base of depreciable assets, including the property, equipment, and finite-lived intangible assets from the Disdero acquisition.

Other operating, net for the fiscal first quarter of 2026 was $1.9 million and composed mainly of severance expenses and professional services fees related to our business and digital transformation initiatives. For the fiscal first quarter of 2025, we settled certain of the initial insurance claims related to property and equipment that was damaged or destroyed at our Erwin, Tennessee owned facility in 2024 due to Hurricane Helene. We received insurance proceeds that exceeded the carrying values of the damaged or destroyed property and equipment by $2.4 million.

Interest expense, net, which includes gross interest expense less gross interest income, was $9.1 million and $6.6 million in the fiscal first quarter of 2026 and fiscal first quarter of 2025, respectively, resulting in an increase in net interest expense of $2.6 million in the current fiscal quarter.

•Gross interest expense was $12.2 million and $12.1 million in the fiscal first quarter of 2026 and fiscal first quarter of 2025, respectively.
•Gross interest income was $3.1 million and $5.5 million in the fiscal first quarter of 2026 and fiscal first quarter of 2025, respectively. This decrease in the current fiscal quarter was due to lower average balances for interest-bearing deposits of cash/cash equivalents and due to lower interest rates paid on those deposits in the current fiscal quarter. Additionally, interest income for the fiscal first quarter of 2025 included $0.5 million on refunds from U.S. Customs for AD/CV import duties.

For fiscal 2026, we currently estimate that our annual effective income tax rate will be approximately 47%, excluding discrete items. This estimate reflects nondeductible items and includes certain franchise taxes that are classified as income taxes under the provisions of ASC 740, Income Taxes. We recognized an income tax benefit of $0.4 million for the fiscal three months ended April 4, 2026, resulting in an income tax benefit rate of 20% that reflects discrete items. For the fiscal three months ended March 29, 2025, we recognized income tax expense of $1.3 million, resulting in an effective income tax rate of 32% for the period. The effective income tax rates for both quarterly fiscal periods were impacted by the permanent addback to taxable income of certain nondeductible expenses, including meals and entertainment and certain employee compensation, as well as excess tax benefits or expenses realized from settlements of share-based compensation grants. The Company’s effective income tax rates will differ from the statutory rates by such items.

Our Net loss for the fiscal first quarter of 2026 was $1.5 million, or $0.18 loss per basic and diluted share, versus $2.8 million, or $0.33 per basic and diluted share, in the fiscal first quarter of 2025. These decreases in the current period were due primarily to the factors previously discussed in this Item 2.

Liquidity and Capital Resources

We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations, cash and cash equivalents on hand, and availability from our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for at least the next 12 months and into the foreseeable future. As of April 4, 2026, we had $319 million of cash and cash equivalents plus $340.1 million of availability on our revolving credit facility.

Senior Secured Notes

We have $300 million of 6.0% senior secured notes due 2029 (the “2029 Notes”) outstanding. Interest is payable semi-annually. Our 2029 Notes are scheduled to mature on November 15, 2029, and no principal is due until that time as long as we remain in compliance with the related covenants. As of April 4, 2026, we were in compliance with these covenants.

Interest payments of $9.0 million for the 2029 Notes are due twice in each calendar year, in May and in November.

Revolving Credit Facility

Our revolving credit facility is scheduled to mature on August 27, 2030. Currently, the maximum borrowing capacity under the revolving credit facility is $350 million and it also includes a $35 million swing line subfacility and letters of credit in an aggregate amount of up to $30 million. Subject to certain conditions and consents, we have the option to increase the facility by an aggregate additional principal amount of up to $300 million which could in the future allow total borrowings of up to $650 million.

As of April 4, 2026 and January 3, 2026, we had no outstanding borrowings under our revolving credit facility. Available borrowing capacity, reduced for undrawn letters of credit, under the revolving credit facility was $340.1 million and $340.1 million as of April 4, 2026 and January 3, 2026, respectively. Excess availability, which includes availability under the revolving credit facility plus cash and cash equivalents in qualified deposit accounts, was $659.2 million as of April 4, 2026.

Had there been outstanding borrowings under our revolving credit facility as of April 4, 2026, the annualized interest rate, as described in Note 6, Debt and Finance Lease Obligations, to the accompanying unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, would have been 4.65%.
Finance Lease Obligations
Our finance lease obligations consist of leases for real estate, equipment, and vehicles totaling $316.7 million and $321.3 million as of April 4, 2026 and January 3, 2026, respectively. Of the $316.7 million for finance lease obligations as of April 4, 2026, $240.0 million related to real estate and $76.7 million related to equipment. Of the $321.3 million for finance lease obligations as of January 3, 2026, $240.6 million related to real estate and $80.6 million related to equipment.

During the fiscal first quarters of 2026 and 2025, we used cash of $4.6 million and $4.3 million, respectively, to repay principal portions of finance lease obligations, and also incurred interest expense of $6.9 million and $6.9 million, respectively, for our finance lease obligations. For additional information about our lease obligations and expected impacts on our liquidity, see Note 7, Leases, to the accompanying unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the first three months of fiscal 2026 was $57.2 million compared to net cash used of $33.9 million in the first three months of fiscal 2025. The $23.3 million decrease in cash generated from operating activities during the first three months of fiscal 2026 was primarily a result of $24.1 million of net changes in operating assets and operating liabilities.

Investing Activities

Net cash used in investing activities for the first three months of fiscal 2026 was $1.7 million compared to net cash used of $3.4 million in the first three months of fiscal 2025. During the first three months of fiscal 2026 and first three months of fiscal 2025, we used cash of $2.6 million and $5.9 million, respectively, to acquire property and equipment. In the current quarter, we received a $0.9 million reduction in the consideration paid for our Disdero acquisition. In the prior year period, we received initial insurance proceeds of $2.4 million related to property and equipment that was damaged or destroyed due to Hurricane Helene at our Erwin, Tennessee owned facility in September 2024.

Financing Activities

Net cash used in financing activities totaled $7.8 million for the first three months of fiscal 2026 compared to net cash used of $19.3 million for the first three months of fiscal 2025. This change was primarily driven by the decrease for repurchases of our common stock in the current period. During the first three months of fiscal 2026, we used cash of $2.8 million to repurchase shares of our common stock, compared to $15.0 million for the first three months of fiscal 2025. Payments to reduce finance lease obligations also used cash of $4.6 million and $4.3 million for the fiscal first quarters of 2026 and 2025, respectively.

Common Stock Repurchases

During the first three months of fiscal 2026, we repurchased 59,051 shares of our common stock at an average price of $50.83 per share for a total of $3.0 million, under our 2023 share repurchase authorization. During the first three months of fiscal 2025, we repurchased 186,048 shares of our common stock at an average price of $80.65 for a total of $15.0 million under this same authorization. As of April 4, 2026, there remained $5.7 million of repurchase capacity under the 2023 authorization. Between April 4, 2026 and April 21, 2026, we repurchased an additional 36,749 shares of our common stock at an average price of $54.46 per share, for a total of $2.0 million. These dollar amounts include broker commissions paid but exclude any excise tax that was paid or may be due on the share repurchases under The Inflation Reduction Act of 2022.

The repurchase dollar amounts noted above are based on trade date activity, while the amounts reported on our consolidated statements of cash flows for share repurchases are based on settlement date activity.

On July 29, 2025, our Board of Directors authorized a new share repurchase program for $50.0 million. The 2025 authorization may be used after exhaustion of the 2023 authorization.

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

Net Working Capital

Net working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Net working capital is defined as the sum of accounts receivable and inventory, less accounts payable, each determined in accordance with GAAP and included in our consolidated balance sheets. This metric differs from traditional working capital in that it excludes certain current assets and current liabilities that are reported in our consolidated balance sheets. Net working capital of $473.1 million as of April 4, 2026, compared to $407.8 million as of January 3, 2026, increased on a net basis by approximately $65.4 million, as shown below:

	As of
	April 4, 2026	January 3, 2026	March 29, 2025
	(In thousands)
Receivables, less allowance for doubtful accounts	$296,732	$218,161	$275,574
Inventories, net	371,676	325,998	399,555
	668,408	544,159	675,129

Accounts payable	195,287	136,388	213,111

Net working capital	$473,121	$407,771	$462,018

Investments in Property and Equipment

Our investments in capital assets consist of purchases of owned assets and the inception of financing lease arrangements for long-lived assets. The gross value of these assets is included in property and equipment, at cost on our consolidated balance sheets.

For the first three months of fiscal 2026, we invested $2.6 million in long-lived assets primarily related to investments in our facility improvements, technology, and fleet.

For the first three months of fiscal 2025, we invested $6.4 million in long-lived assets primarily related to investments in our distribution facilities and upgrading our fleet. We also added $28.1 million in new finance leases during the 2025 fiscal quarter for new tractors and forklifts to enhance our logistics network.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7 of our 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our on-going business operations. Our exposure includes commodity price risk and interest rate risk. There have been no material changes to our exposure to market risks from those disclosed in our 2025 Form 10-K.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. Except as disclosed in Note 9, Commitments and Contingencies, under Regulatory Matters, to the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company does not expect that the outcome of any other pending or threatened proceedings, if determined adversely to the Company, would individually, or taken together, have a material adverse effect on our financial condition, operating results, or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are generally expensed as incurred.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors, in our 2025 Form 10-K, except as set forth below.

Geopolitical developments and military hostilities, including the military conflict involving the United States, Israel and Iran, may adversely affect our business, financial condition, and results of operations.

Recent and escalating geopolitical tensions and military activity, including conflicts involving Iran, the Middle East, Ukraine, and Venezuela, may adversely affect the Company’s business, financial condition, and results of operations. Heightened geopolitical instability in the Middle East has contributed to uncertainty in global economic and financial conditions, including potential constraints affecting key international shipping routes, such as the Strait of Hormuz. Although we do not have any direct operations in regions currently experiencing conflict, including Iran and the Middle East, the ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, financial markets and overall macroeconomic conditions. Within our business units, we deliver products to our customers primarily via our fleet of trucks, which we fuel both onsite and through street fuel programs. We also utilize third-party freight providers to deliver our products and the costs associated with them could affect the expense incurred to deliver products to our customers. Our operating profit may be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices or third-party freight costs through increased prices or fuel surcharges to our customers. If shortages continue to occur in the global supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers or otherwise protect ourselves by entering into forward purchase contracts, then our results of operations would be adversely affected. In addition, such conditions may adversely affect consumer discretionary spending, which could reduce demand for our products. While we believe the impacts of the conflict between the United States, Israel, and Iran may have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for each fiscal month of the fiscal quarter ended April 4, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (4)
January 4 - February 7	28	$78.99	—	$58,736,094
February 8 - March 7	401	$69.65	—	$58,736,094
March 8 - April 4	65,674	$50.95	59,051	$55,736,311
Total	66,103		59,051

(1) Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards.

(2) Includes broker commissions associated with the repurchases. Excludes federal excise tax incurred under The Inflation Reduction Act of 2022.

(3) On October 31, 2023, our Board of Directors announced a new share repurchase authorization for up to $100 million. As of April 4, 2026, we had a remaining authorization amount of approximately $5.7 million under the 2023 authorization.

(4) On July 29, 2025, our Board of Directors announced a new share repurchase program for $50 million that can be used after exhaustion of the 2023 authorization.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal first quarter of 2026.

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1
Amendment to Third Amended and Restate ByLaws of BlueLinx Holdings Inc., dated February 3, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 6, 2026)

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: May 5, 2026	By:	/s/ Shyam K. Reddy
Shyam K. Reddy
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ C. Kelly Wall
C. Kelly Wall
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 5, 2026	By:	/s/ Kimberly A. DeBrock
Kimberly A. DeBrock
Vice President and Chief Accounting Officer
(Principal Accounting Officer)