Form 10-Q
period 2026-10-03
BlueLinx Holdings Inc.
filed 2026-11-03
CIK 1301787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2026, there were 7,864,549 shares of BlueLinx Holdings Inc. common stock, par value $0.01, outstanding.

BLUELINX HOLDINGS INC.
Form 10-Q
For the Quarterly Period Ended October 3, 2026

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$812,610	$748,870	$2,357,836	$2,238,203
Cost of products sold	681,654	640,683	1,970,776	1,899,198
Gross profit	130,956	108,187	387,060	339,005
Operating expenses (income):
Selling, general, and administrative	105,914	89,281	309,489	278,639
Depreciation and amortization	11,685	9,742	35,132	29,086
Realization of deferred gains on real estate	(984)	(984)	(2,951)	(2,951)
Other operating, net	2,477	182	5,595	(1,494)
Total operating expenses	119,092	98,221	347,265	303,280
Operating income	11,864	9,966	39,795	35,725
Interest expense, net	9,518	8,603	28,044	23,640
Pre-tax income	2,346	1,363	11,751	12,085
Provision (benefit) for income taxes	2,971	(292)	7,428	3,315
Net (loss) income	$(625)	$1,655	$4,323	$8,770

Basic (loss) earnings per share	$(0.07)	$0.20	$0.55	$1.09
Diluted (loss) earnings per share	$(0.07)	$0.20	$0.54	$1.08

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	October 3, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$349,817	$385,843
Receivables, less allowances of $4,963 and $4,964, respectively	311,109	218,161
Inventories, net	375,348	325,998
Other current assets	48,890	54,466
Total current assets	1,085,164	984,468
Property and equipment, at cost	507,646	495,453
Accumulated depreciation	(234,092)	(208,693)
Property and equipment, net	273,554	286,760
Operating lease right-of-use assets	53,209	54,608
Goodwill	70,301	67,226
Intangible assets, net	77,028	86,700
Deferred income tax asset, net	44,319	50,615
Other non-current assets	13,751	18,902
Total assets	$1,617,326	$1,549,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$202,371	$136,388
Accrued compensation	18,883	17,466
Finance lease liabilities - current	18,849	22,348
Operating lease liabilities - current	9,112	8,969
Real estate deferred gains - current	3,935	3,935
Other current liabilities	29,262	22,173
Total current liabilities	282,412	211,279
Long-term debt	297,303	296,660
Finance lease liabilities, less current portion	290,853	298,931
Operating lease liabilities, less current portion	47,701	47,075
Real estate deferred gains, less current portion	56,412	59,362
Other non-current liabilities	18,162	18,657
Total liabilities	992,843	931,964
Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 par value, 30,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized, 7,863,335 and 7,866,497 outstanding, respectively	79	79
Additional paid-in capital	97,607	94,762
Retained earnings	526,797	522,474
Total stockholders’ equity	624,483	617,315
Total liabilities and stockholders’ equity	$1,617,326	$1,549,279

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount

Balance, January 3, 2026	7,866	$79	$94,762	$522,474	$617,315
Net loss	—	—	—	(1,458)	(1,458)
Vesting of restricted stock units	19	(a)	(a)	—	—
Compensation related to share-based grants	—	—	3,091	—	3,091
Repurchase of shares to satisfy employee tax withholdings	(7)	(a)	(375)	—	(375)
Common stock repurchases and retirements	(59)	(1)	(3,024)	—	(3,025)
Balance, April 4, 2026	7,819	78	94,454	521,016	615,548
Net income	—	—	—	6,406	6,406
Vesting of restricted stock units	112	1	(1)	—	—
Compensation related to share-based grants	—	—	3,239	—	3,239
Repurchase of shares to satisfy employee tax withholdings	(34)	(a)	(1,724)	—	(1,724)
Common stock repurchases and retirements	(37)	(a)	(1,991)	—	(1,991)
Balance, July 4, 2026	7,860	79	93,977	527,422	621,478
Net loss	—	—	—	(625)	(625)
Vesting of restricted stock units	5	(a)	(a)	—	—
Compensation related to share-based grants	—	—	3,747	—	3,747
Repurchase of shares to satisfy employee tax withholdings	(2)	(a)	(119)	—	(119)
Other	—	—	2	—	2
Balance, October 3, 2026	7,863	$79	$97,607	$526,797	$624,483

(a) Activity rounds to less than one thousand dollars

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stockholders’ Equity Total
	Shares	Amount

Balance, December 28, 2024	8,295	$83	$124,103	$522,255	$646,441
Net income	—	—	—	2,805	2,805
Vesting of restricted stock units	18	(a)	(a)	—	—
Compensation related to share-based grants	—	—	2,522	—	2,522
Repurchase of shares to satisfy employee tax withholdings	(7)	(a)	(507)	—	(507)
Common stock repurchases and retirements	(186)	(2)	(15,145)	—	(15,147)
Balance, March 29, 2025	8,120	81	110,973	525,060	636,114
Net income	—	—	—	4,310	4,310
Vesting of restricted stock units	62	1	(1)	—	—
Compensation related to share-based grants	—	—	2,341	—	2,341
Repurchase of shares to satisfy employee tax withholdings	(18)	(a)	(1,245)	—	(1,245)
Common stock repurchases and retirements	(283)	(3)	(20,205)	—	(20,208)
Balance, June 28, 2025	7,881	79	91,863	529,370	621,312
Net income	—	—	—	1,655	1,655
Vesting of restricted stock units	26	(a)	(a)	—	—
Compensation related to share-based grants	—	—	3,452	—	3,452
Repurchase of shares to satisfy employee tax withholdings	(9)	(a)	(677)	—	(677)
Common stock repurchases and retirements	(35)	(a)	(2,724)	—	(2,724)
Balance, September 27, 2025	7,863	$79	$91,914	$531,025	$623,018

(a) Activity rounds to less than one thousand dollars

See accompanying Notes.

BLUELINX HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Nine Months Ended
	October 3, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$4,323	$8,770
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	35,132	29,086
Amortization of debt discount and issuance costs	1,182	1,135
Insurance recoveries in excess of carrying values of property & equipment	—	(2,443)
Provision for deferred income taxes	6,296	2,193
Realization of deferred gains from real estate	(2,951)	(2,951)
Share-based compensation	10,077	8,315
Changes in operating assets and liabilities:
Accounts receivable	(92,948)	(42,815)
Inventories	(49,284)	10,030
Accounts payable and accrued expenses	65,703	(2,850)
Other current assets	5,576	(5,585)
Other assets and liabilities	15,528	(4,935)
Net cash used in operating activities	(1,366)	(2,050)

Cash flows from investing activities:
Adjustment to consideration for Disdero acquisition	859	—
Disbursements for property and equipment	(10,095)	(21,486)
Proceeds from sales and insurance recoveries of property & equipment	164	2,625
Net cash used in investing activities	(9,072)	(18,861)

Cash flows from financing activities:
Common stock repurchases	(5,327)	(38,126)
Debt financing costs	—	(2,612)
Repurchase of shares to satisfy employee tax withholdings	(2,218)	(2,445)
Principal payments on finance lease liabilities	(17,841)	(12,168)
Other	(202)	—
Net cash used in financing activities	(25,588)	(55,351)

Net change in cash and cash equivalents	(36,026)	(76,262)
Cash and cash equivalents at beginning of period	385,843	505,622
Cash and cash equivalents at end of period	$349,817	$429,360

Supplemental cash flow information:
Interest paid during the period	$30,702	$30,527
Net income tax payments	$815	$3,948

Non-cash investing and financing activities:
Right-of-use lease assets acquired under operating leases	$7,070	$4,397
Property and equipment acquired under finance leases	$5,868	$41,262
Property and equipment investments funded through accounts payable, net	$593	$1,262
Excise tax on share repurchases charged to additional paid-in capital, in accounts payable, net	$313	$47

See accompanying Notes.

BLUELINX HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 3, 2026
(Unaudited)
1. Basis of Presentation
BlueLinx Holdings Inc., including consolidated subsidiaries (collectively, the “Company”), is a leading wholesale distributor of residential and commercial building products in the United States. The Company is a two-step distributor and purchases products from manufacturers and distributes those products to dealers and other customers in local markets, who then sell those products to end users. The Company carries a broad portfolio of both branded and private-label stock keeping units (“SKUs”) across two principal product categories: specialty products and structural products. Specialty products include items such as engineered wood, siding, moulding and millwork, outdoor living, specialty lumber and panels, and industrial products. Structural products include items such as lumber, plywood, oriented strand board, rebar, and remesh. The Company also provides a wide range of value-added services and solutions aimed at relieving distribution and logistics challenges for its customers and suppliers, while enhancing their sales and inventory management capabilities.

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

The Company has condensed or omitted certain notes and other information from the unaudited condensed consolidated financial statements presented in this report. Therefore, these condensed financial statements and accompanying notes should be read in conjunction with the Company’s 2025 Form 10-K. The results for the fiscal three and nine months ended October 3, 2026 are not necessarily indicative of results that may be expected for the full fiscal year ending January 2, 2027, or any other interim period. For the fiscal reporting periods included in the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company did not have any items of other comprehensive income (loss), nor did the Company have any accumulated other comprehensive income (loss).
Fiscal Reporting Periods
The Company operates on a 5-4-4 fiscal calendar and its fiscal year ends on the Saturday closest to December 31st of each year and may comprise 53 weeks in certain years. Fiscal 2026 contains 52 weeks and will end on January 2, 2027. Fiscal 2025 contained 53 weeks and ended on January 3, 2026.

The Company’s fiscal third quarter of fiscal 2026 covered the period from July 5, 2026 to October 3, 2026 and throughout this report this fiscal period may be referred to as “Q3 2026” or the “current quarter.” The Company’s fiscal third quarter of fiscal 2025 covered the period from June 29, 2025 to September 27, 2025 and throughout this report this fiscal period may be referred to as “Q3 2025” or the “prior quarter.” Both of these quarterly fiscal periods contained 13 calendar weeks.

The Company’s first nine fiscal months of fiscal 2026 covered the period from January 4, 2026 to October 3, 2026 and throughout this report this fiscal period may be referred to as “Year to Date Fiscal 2026,” the “YTD 2026 period” or the “current YTD period.” The Company’s first nine months of fiscal 2025 covered the period from December 29, 2024 to September 27, 2025 and throughout this report this fiscal period may be referred to as “Year to Date Fiscal 2025,” the “YTD 2025 period” or the “prior YTD period.” Both of these year-to-date fiscal periods covered 39 calendar weeks.
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

Comparability of Reporting Periods

Other operating, net, on the Company’s consolidated statements of operations may reflect one-time, infrequent, unusual or nonrecurring expenses and/or credits that were not incurred by the Company in each comparative reporting period presented. For Q3 2026 and the YTD 2026 period, Other operating, net primarily reflects external consultant expenses related to the Company’s business and digital transformation initiatives. For the YTD 2025 period, Other operating, net was composed mainly of insurance recoveries received that exceeded the carrying values of property and equipment damaged or destroyed at the Company’s Erwin, Tennessee owned facility by Hurricane Helene in 2024.

Significant Accounting Policies

The Company has made no material changes to its significant accounting policies described in the notes to the consolidated financial statements included in its 2025 Form 10-K. The Company did not adopt any new accounting standards during the YTD 2026 period.

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

The acquisition of Disdero included preliminary fair value estimates for acquired intangible assets (customer relationships, trade name, and non-compete agreements), goodwill, and inventory as of the October 31, 2025 acquisition date. Upon subsequent completion of the purchase price allocation during the measurement period, as defined by ASC 805, certain revisions were made to the preliminary fair value amounts assigned to these assets and resulting goodwill. During the first and second quarters of fiscal 2026, the fair values of customer relationships, trade name, and non-compete agreements, and inventory were adjusted by an aggregate decrease of $3.9 million with a corresponding aggregate increase in the value assigned to goodwill. As of October 3, 2026, the Company has completed the purchase price allocation.

The following table summarizes the components of the consideration for Disdero:

	Preliminary Allocation as of Acquisition Date	Measurement Period Adjustments	Revised Allocation
	(In thousands)
Estimated fair value of identifiable assets acquired and liabilities assumed:
Cash	$179	$—	$179
Accounts receivable	6,377	—	6,377
Inventory	16,024	66	16,090
Prepaid expenses and other assets	220	—	220
Total current assets acquired	22,800	66	22,866
Property & equipment	1,319	—	1,319
Right-of-use lease assets	3,074	—	3,074
Intangible assets:
Customer relationships	47,300	200	47,500
Trade names	12,300	(800)	11,500
Non-compete agreements	4,700	(3,400)	1,300
Total assets acquired	91,493	(3,934)	87,559

Accounts payable	1,943	—	1,943
Accrued compensation	1,544	—	1,544
Operating lease obligations	756	—	756
Other current liabilities	331	—	331
Finance lease obligations	181	—	181
Total current liabilities assumed	4,755	—	4,755
Operating lease obligations	2,616	—	2,616
Finance lease obligations	587	—	587
Total liabilities assumed	7,958	—	7,958

Net assets acquired	83,535	(3,934)	79,601
Goodwill	11,854	3,075	14,929
	95,389	(859)	94,530
Less cash acquired	(179)	—	(179)
Purchase price	$95,210	$(859)	$94,351
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

The estimated useful life assigned on acquisition date to the customer relationships and non-compete agreements intangible assets is 12 years and 5 years, respectively. At this time, the Company plans to operate the acquired Disdero business under the Disdero trade name indefinitely, and therefore the trade name has been assigned an indefinite life.
3. Inventory
On the Company’s consolidated balance sheets, Inventories, net consist mostly of finished goods inventory, with a limited amount of work-in-process inventory. The cost of inventories is determined by the moving average cost method. The Company includes all material charges directly incurred in bringing inventory to its existing condition and location, including the cost of inbound freight, volume incentives, inventory adjustments, tariffs, duties and other import fees. The Company evaluates the carrying value of its inventory at the end of each fiscal quarter to ensure that inventory, when viewed by category, is carried at the lower-of-cost-or-net-realizable-value (“LCNRV”). This evaluation also considers matters that may impact the net realizable value of inventory such as damaged or obsolete inventory. Any LCNRV decline that is expected to be restored within the current fiscal year, prior to the inventory being sold, is not recognized in an interim fiscal period. During Q3 2026, the Company made a strategic decision to change the brand and vendor for one of the Company’s key specialty product offerings. As a result, the Company recognized an unusual inventory provision of $2.9 million for certain discontinued inventory items. This amount is reflected as an increase to Cost of products sold on the Company’s consolidated statement of operations for Q3 2026 and the YTD 2026 period.

On the Company’s consolidated statements of operations, most of the amount reported in Cost of products sold is composed of costs incurred to purchase inventory that is subsequently resold to customers, including costs related to import duties and tariffs. Import duties and tariffs are not typically passed through to customers as separately billed charges.

Certain import duties are classified by the U.S. Department of Commerce (the “Commerce Department”) as antidumping or countervailing (“AD/CV”) duties and these duties may be subject to periodic review and adjustments by the Commerce Department through a process known as a trade remedy administrative review, which can result in both retroactive and prospective adjustments to duty rates. At the time of importation, the Company tenders AD/CV duty cash deposits (as use of that term has been defined by the Commerce Department) to the U.S. Customs and Border Protection (“U.S. Customs”) and accounts for duties based on the then-current rates in effect, and records any retroactive adjustments as a change in estimate in the period in which U.S. Customs adjusts duty rates at the time entries subject to AD/CV duties liquidate (as use of that term has been defined by the Commerce Department), typically through the resolution of a trade remedy administrative review proceeding. Any such retroactive adjustments for AD/CV duties either increase or decrease the Company’s Cost of products sold in the reporting period that the duty rates are adjusted since substantially all impacted inventories have typically been subsequently sold.

Retroactive adjustments to certain AD/CV duty rates resulted in a net benefit to Cost of products sold of $2.2 million for the Company during Q3 2026 and the YTD 2026 period. Retroactive adjustments to certain AD/CV duty rates resulted in additional Cost of products sold of $2.2 million net for the Company during Q3 2025. During the YTD 2025 period, retroactive adjustments and refunds for certain AD/CV duty rates resulted in a net credit of $0.2 million to the Company’s Cost of products sold. Additionally, the Company received interest income related to certain AD/CV refunds of $0.1 million and $0.5 million during the YTD 2026 period and the YTD 2025 period, respectively.

See Note 9, Commitments and Contingencies, to these unaudited consolidated financial statements for disclosures concerning other matters related to import duties.
4. Goodwill and Intangible Assets, net
As disclosed in Note 2, Business Combination, to these unaudited condensed consolidated financial statements, during the YTD 2026 period the values assigned to intangible assets and goodwill associated with the Disdero business combination were adjusted as permitted under the measurement period provisions of ASC 805. During this same fiscal reporting period, the only other changes to the carrying values of the Company’s Goodwill and Intangible assets, net, was periodic amortization of definite-lived intangible assets. Amortization expense for definite-lived intangible assets was $1.9 million and $1.0 million for

Q3 2026 and Q3 2025, respectively, and $5.7 million and $2.9 million for the YTD 2026 period and YTD 2025 period, respectively.

The gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s intangible assets arising from business combinations as of October 3, 2026 were as follows:

	Weighted Average Remaining Useful Lives	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
		($ amounts in thousands)
Definite-Life:
Customer relationships (1)	9.8 years	$96,000	$(31,677)	$64,323
Non-compete agreements (1)	3.7 years	2,000	(795)	1,205
Total definite-life		98,000	(32,472)	65,528

Indefinite-Life:
Trade name (1)	NA	11,500	—	11,500

Total		$109,500	$(32,472)	$77,028
There were no accumulated impairment charges as of October 3, 2026 or January 3, 2026 for intangible assets arising from business combinations.
The activity and carrying amounts of the Company’s goodwill arising from business combinations were as follows:

Carrying Amount
(In thousands)
Balance as of January 3, 2026	$67,226
Measurement period adjustments, net, for Disdero business combination (1)	3,075
Balance as of October 3, 2026	$70,301
(1) See Note 2, Business Combination, to these unaudited condensed consolidated financial statements.
There were no goodwill impairment charges recorded in the YTD 2026 period or the YTD 2025 period, and there were no accumulated goodwill impairment balances as of October 3, 2026 or January 3, 2026. Non-cash provisions for the impairment of goodwill and/or other intangible assets could arise in future reporting periods due to sustained and significant changes in circumstances, such as declines in profitability and cash flow due to long-term deterioration in macroeconomic and industry conditions, the loss of key customers, a sustained material decrease in the Company’s market capitalization, or other unanticipated events.

5. Revenue Recognition
The following table presents the Company’s revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues.

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Product type	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
	(In thousands)
Specialty products	$549,550	$525,455	$1,625,496	$1,548,301
Structural products	263,060	223,415	732,340	689,902
Total Net sales	$812,610	$748,870	$2,357,836	$2,238,203

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Sales channel	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
	(In thousands)
Warehouse and reload	$690,441	$627,704	$1,988,048	$1,849,479
Direct	140,535	137,640	420,771	435,222
Customer discounts and rebates	(18,366)	(16,474)	(50,983)	(46,498)
Total Net sales	$812,610	$748,870	$2,357,836	$2,238,203

The Company generally expenses sales commissions when incurred because the amortization period would typically be one year or less. These expenses are recorded within SG&A expense on the Company’s consolidated statements of operations.

The Company has made an accounting policy election to treat outbound shipping and handling activities as an SG&A expense. Shipping and handling expenses include amounts related to the administration of the Company’s logistical infrastructure, handling of material in its warehouses, and amounts pertaining to the delivery of products to customers, such as fuel and maintenance expenses for mobile fleet, wages for drivers, and third-party freight charges. These expenses were $47.6 million and $41.1 million for Q3 2026 and Q3 2025, respectively, and $138.2 million and $121.9 million for the YTD 2026 period and the YTD 2025 period, respectively.

Performance obligations in contracts with customers generally consist solely of the delivery of goods.

6. Debt and Finance Lease Obligations

As of October 3, 2026 and January 3, 2026, debt and finance lease obligations consisted of the following:

	As of
	October 3, 2026	January 3, 2026
	(In thousands)
Senior secured notes (“2029 Notes”) (1)	$300,000	$300,000
Revolving credit facility (2)	—	—
Unamortized debt issuance costs	(1,089)	(1,349)
Unamortized bond discount costs	(1,608)	(1,991)
	297,303	296,660
Finance lease obligations (3)	309,702	321,279
Less: current portion of finance lease obligations	18,849	22,348
Total debt and finance leases, net of current portions	$588,156	$595,591

(1) As of October 3, 2026 and January 3, 2026, long-term debt was comprised of $300 million of senior secured notes (“2029 Notes”) issued in October 2021 and maturing November 15, 2029. These notes are presented under the Long-term debt caption of the Company’s consolidated balance sheets in the net amounts of $297.3 million and $296.7 million as of October 3, 2026 and January 3, 2026, respectively. This balance sheet presentation is net of unamortized discount of $1.6 million and $2.0 million, respectively, and unamortized debt issuance costs of $1.1 million and $1.3 million, respectively, as of October 3, 2026 and January 3, 2026. The 2029 Notes are presented in this table at their face value.

(2) No borrowings were outstanding as of October 3, 2026 or January 3, 2026. Available borrowing capacity under the revolving credit facility was $339.1 million and $340.1 million as of October 3, 2026 and January 3, 2026, respectively. The available borrowing capacity reflects undrawn letters of credit.

(3) The Company’s finance lease obligations consist of leases related to equipment, vehicles, and real estate, with the majority of those finance leases related to real estate. Amounts on this line include $123.8 million and $124.1 million as of October 3, 2026 and January 3, 2026, respectively, for sale-leasebacks of real estate in fiscal 2019 and fiscal 2020 that did not qualify for sale treatment for accounting purposes. Under these sale-leaseback arrangements, the Company is not entitled to legal ownership of the assets at any time, including at expiration of the arrangements, nor is the Company entitled to purchase the assets at a bargain purchase price. For additional disclosures about the Company’s finance lease obligations, see Note 7, Leases, to the unaudited condensed consolidated financial statement.

Interest expense, net on the Company’s unaudited condensed consolidated statements of operations consisted of the following components:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
	(In thousands)
Interest expense	$12,436	$12,540	$36,948	$37,233
Less: Interest income	2,918	3,937	8,904	13,593
Interest expense, net	$9,518	$8,603	$28,044	$23,640

Interest expense for the reporting periods presented in the above table primarily reflects interest expense for the 2029 Notes, interest expense on finance lease obligations, certain ongoing fees for revolving credit facilities that are classified as interest expense, amortization of debt issuance costs for the 2029 Notes and revolving credit facilities, and amortization of original-issue bond discount on the 2029 Notes. Total amortization of debt issuance costs plus bond discount costs was $0.4 million and $0.5 million for Q3 2026 and Q3 2025, respectively, and $1.2 million and $1.1 million for the YTD 2026 period and the YTD 2025 period, respectively.

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

As of October 3, 2026 and January 3, 2026, there were no outstanding borrowings under the revolving credit facility. During the YTD 2026 period and the YTD 2025 period, the Company incurred no interest expense for its revolving credit facilities since no borrowings were outstanding during those fiscal periods.

The revolving credit facility is a senior secured loan and letter of credit facility that is secured by a security interest in substantially all of the Company’s assets (other than real property), including inventories, accounts receivable, and proceeds from those items.

Debt Covenants

The revolving credit facility and the 2029 Notes contain various covenants and restrictions, including customary financial covenants. The Company was in compliance with all such covenants as of October 3, 2026 and January 3, 2026. The Company’s right to make draws on the revolving credit facility may be conditioned upon, among other things, compliance with these covenants. These covenants also limit the Company’s ability to, among other things: incur additional debt; grant liens on assets; make investments; repurchase stock; pay dividends and make distributions; sell or acquire assets, including certain real estate assets, outside the ordinary course of business; engage in transactions with affiliates; and make fundamental business changes.

7. Leases
Cash flows information related to leases is as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows, operating leases	$3,222	$3,024	$9,904	$9,031
Operating cash flows, finance leases	$7,010	$7,004	$20,768	$20,857
Financing cash flows, finance leases	$7,962	$4,067	$17,841	$12,168
Below is a summary of undiscounted finance and operating lease obligations that have initial terms in excess of one year as of October 3, 2026. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the unaudited condensed consolidated balance sheet, including options to extend lease terms that are reasonably certain of being exercised.

Fiscal Year:	Operating Leases	Finance Leases
	(In thousands)
2026 (remainder of fiscal year)	$3,119	$11,634
2027	13,081	44,766
2028	11,888	45,029
2029	10,429	41,695
2030	8,462	37,681
Thereafter	29,073	444,212
Total lease payments	$76,052	$625,016
Less: imputed interest	(19,239)	(315,314)
Total	$56,813	$309,702
8. Share-Based Compensation
The Company incurred stock-based compensation expense of $3.7 million and $3.5 million in Q3 2026 and Q3 2025, respectively, and $10.1 million and $8.3 million in the YTD 2026 period and the YTD 2025 period, respectively.

During the YTD 2026 period, the Company issued new grants of 360,887 restricted stock units (“RSUs”) with a weighted-average grant-date fair value per RSU of $51.01. These new RSU grants are scheduled to vest in one year, in three years, or over three years, depending on the terms of each grant, with vesting dependent on service requirements. Certain RSU grants made to members of senior management have an additional two-year holding period after vesting. Each RSU grant issued during the YTD 2026 period will potentially result in the future issuance of one share of the Company’s common stock if the vesting conditions are satisfied.

Under the authorization of the 2021 BlueLinx Holdings, Inc. 2021 Long-Term Incentive Plan, as amended, 863,956 shares of the Company’s common stock remain authorized and available for future issuances of equity-based compensation awards as of

October 3, 2026. This availability includes the additional 750,000 shares that were authorized by the Company’s stockholders pursuant to approval of an amendment to the plan at the Company’s annual meeting of stockholders on May 14, 2026.
9. Commitments and Contingencies
Regulatory Matters
Government and regulatory agencies may have the ability to conduct routine audits and periodic examinations of, and administrative proceedings regarding, the Company’s business operations.

As previously disclosed, U.S. Customs gathered initial information from the Company under routine audit procedures, and the information indicated that the Company potentially underpaid import duties in prior periods arising from certain classification discrepancies for products imported into the United States as separately entered shipments. In working with U.S. Customs, the Company has exercised reasonable care to address this matter in an equitable and expeditious manner through the filing of a prior disclosure submission with U.S. Customs. As of October 3, 2026 and January 3, 2026, the Company estimated that it will be required to pay approximately $8.0 million, excluding any interest. This amount is reflected in Other current liabilities on the Company’s consolidated balance sheets as of October 3, 2026 and January 3, 2026. See Note 3, Inventory, to these unaudited consolidated financial statements for disclosure concerning another matter related to import duties.

Matters Regarding Certain Tariffs on Imported Goods

On February 20, 2026, a U.S. Supreme Court ruling invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") that were not authorized by the U.S. Congress. On April 20, 2026, U.S. Customs disclosed a process to facilitate a phased approach for processing IEEPA tariff refunds. For any potential refunds that may be due to the Company as a result of the February 20, 2026 ruling from the U.S. Supreme Court for tariffs levied under IEEPA, the Company’s current accounting policy is to account for any such tariff refunds by applying the gain contingency accounting model. Accordingly, the Company will recognize any IEEPA tariff refund when it becomes realized or realizable. The Company received IEEPA cash refunds totaling $7.2 million during Q2 2026 for tariffs the Company paid in 2025 and early 2026. This amount is reflected as a reduction of Cost of products sold on the Company’s consolidated statements of operations for the YTD 2026 period since substantially all of the related inventory had been sold when the Company received the IEEPA cash refunds. IEEPA cash refunds received in Q3 2026 were not material.

Uncertainty continues to exist regarding current and future tariffs. Following the U.S. Supreme Court ruling of February 20, 2026, the U.S. government imposed separate tariffs prospectively under the Trade Act of 1974, which were subsequently struck down by an order of the U.S. Court of International Trade (“CIT”). The U.S. government appealed the CIT order to the U.S. Court of Appeals for the Federal Circuit, which stayed the CIT order pending appeal.

Environmental Matters
From time to time, the Company may be involved in proceedings involving various environmental and pollution control laws and regulations in the jurisdictions in which it operates. When the Company believes it has material financial exposure to these matters, it estimates and recognizes adequate liabilities and, if applicable, also timely records any expected recoveries from insurance coverages or subrogation in accordance with GAAP. Such liabilities, when recorded, may or may not be discounted, as required or permitted by GAAP. Based on presently available information, the Company had no material obligations for environmental matters as of October 3, 2026 or January 3, 2026.

Collective Bargaining Agreements
Approximately 19% of the Company’s employees are represented by various local labor unions with terms and conditions of employment governed by collective bargaining agreements (“CBAs”). As of October 3, 2026 two CBAs covering approximately 1.6 percent of the Company’s employees are up for renewal during the remainder of fiscal 2026.

10. Income Taxes

Effective Income Tax Rates

The Company’s effective income tax rates for all reporting periods herein were impacted by the permanent addback to taxable income of certain nondeductible expenses, including certain employee compensation, meals and entertainment expenses, as well as discrete items such as excess tax benefits or expenses realized from settlements of share-based compensation grants. The Company’s effective income tax rates will differ from the statutory rates by such items.

The Company recognized an income tax provision of $3.0 million and $7.4 million for Q3 2026 and the YTD 2026 period, respectively, resulting in effective income tax rates of 126.6% and 63.2%, respectively, that reflect discrete items. The effective income tax rates were impacted by nondeductible expenses.

For Q3 2025 and the YTD 2025 period, the Company realized income tax benefit of $0.3 million and expense of $3.3 million, respectively, resulting in effective income tax rates of (21.4)% and 27.4%, respectively, that reflect discrete items.

11. Earnings (Loss) Per Share and Stockholders' Equity
The Company calculates basic earnings (loss) per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding for the period.

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

The reconciliation of basic to diluted weighted average common shares outstanding and the calculations for basic earnings (loss) per share and diluted earnings per share were as follows for the respective reporting periods:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net (loss) income (in thousands)	$(625)	$1,655	$4,323	$8,770

Weighted average common shares outstanding - Basic	7,862,045	7,887,931	7,844,626	8,026,583
Dilutive effect of share-based awards	—	58,283	92,615	58,054
Weighted average common shares outstanding - Diluted	7,862,045	7,946,214	7,937,241	8,084,637

Basic (loss) earnings per share	$(0.07)	$0.20	$0.55	$1.09
Diluted (loss) earnings per share	$(0.07)	$0.20	$0.54	$1.08
For Q3 2026 and Q3 2025, weighted-average unvested share-based awards totaling 551,353 and 136,277, respectively, were not included in the dilutive effect of share-based awards for the respective periods because their effects were antidilutive. For Q3 2026, 522,843 of the 551,353 aforementioned unvested share-based awards gave rise to 168,099 common stock equivalents that would have been dilutive but for the net loss in the reporting period. During the YTD 2026 period and the YTD 2025 period, weighted-average unvested share-based awards totaling 45,682, and 59,218, respectively, were not included in the dilutive effect of share-based awards for the respective periods because their effects were antidilutive. Additionally, as of October 3, 2026 and September 27, 2025, a total of 27,406 and 77,703, respectively, of unvested performance-based share awards were outstanding but were not evaluated for potential dilution because their performance metrics had not been achieved as of the end of the respective reporting periods.

Repurchases of Common Stock

On October 31, 2023, the Company’s Board of Directors announced a share repurchase program for $100 million. During the YTD 2026 period, the Company repurchased 95,800 shares of its common stock at a weighted-average price of $52.22, including broker commissions but excluding federal excise tax on the repurchases, for a total of $5.0 million. All of these share repurchases in the YTD 2026 period occurred in the first two fiscal quarters. These amounts are based on trade date activity, while the amounts reported on the Company’s consolidated statements of cash flows for share repurchases are based on settlement date activity. As of October 3, 2026, there remained approximately $3.7 million repurchase capacity under the authorization approved October 31, 2023.

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

12. Fair Value

As of October 3, 2026 and January 3, 2026, the Company had no assets or liabilities for which the carrying value is remeasured to fair value at the end of each reporting period. The Company has not elected the fair value reporting option for any of its financial instruments.

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

Debt

The estimated fair value of the Company’s $300 million 2029 Notes was determined based on Level 2 input using observable market prices in less active markets, as presented below:

	As of
	October 3, 2026		January 3, 2026
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
	(In thousands)
2029 Notes	$297,303	$292,143	$296,660	$295,594
(1) The $300 million obligation for the 2029 Notes is presented on the Company’s consolidated balance sheets net of unamortized debt issuance costs and discount totaling $2.7 million and $3.3 million as of October 3, 2026 and January 3, 2026, respectively. Periodic amortization of the issuance costs and discount each reporting period causes the carrying value of the 2029 Notes to gradually increase to the $300 million maturity amount scheduled for November 15, 2029. See Note 6, Debt and Finance Lease Obligations, to these unaudited condensed consolidated financial statements.
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

The CODM’s method under GAAP used to assess performance and allocate resources is based on Net income (loss) as reported on the Company’s consolidated statement of operations. The CODM uses Net income or loss to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the building products segment or into other business matters, such as acquisitions or repurchases of portions of the Company’s outstanding common stock. The following table presents information about Net income (loss) and significant expenses that are regularly reviewed by the Company’s CODM:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
	(In thousands)
Net sales	$812,610	$748,870	$2,357,836	$2,238,203

Expenses:
Cost of specialty products sold	446,851	438,105	1,317,651	1,270,891
Cost of structural products sold	234,803	202,578	653,125	628,307
SG&A - delivery and logistics	47,640	41,138	138,211	121,919
SG&A - sales	19,006	18,456	56,533	54,732
SG&A - all other	39,268	29,687	114,745	101,988
Depreciation of property and equipment	9,760	8,789	29,460	26,226
Amortization of definite-lived intangible assets	1,925	953	5,672	2,860
Realization of deferred gains on real estate	(984)	(984)	(2,951)	(2,951)
Interest expense	12,436	12,540	36,948	37,233
Interest income	(2,918)	(3,937)	(8,904)	(13,593)
Other operating, net (1)	2,477	182	5,595	(1,494)
Provision for (benefit) income taxes	2,971	(292)	7,428	3,315
Total segment expenses	813,235	747,215	2,353,513	2,229,433

Segment net (loss) income	(625)	1,655	4,323	8,770

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net (loss) income	$(625)	$1,655	$4,323	$8,770

(1) For Q3 2026 and the YTD 2026 period, the $2.5 million and $5.6 million is composed mainly of external consulting expenses related to the Company’s business and digital transformation initiatives. During the first quarter of fiscal 2025, the Company settled certain of the initial insurance claims related to property and equipment that was damaged or destroyed at its Erwin, Tennessee owned facility in 2024 by Hurricane Helene. The Company received insurance proceeds in the fiscal first quarter of 2025 that exceeded the carrying values of the damaged or destroyed property and equipment by $2.4 million and this amount is included in Other operating, net on the Company’s unaudited condensed consolidated statement of operations for the YTD 2025 period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report” or “Form 10-Q”) contains forward-looking statements. Forward-looking statements include, without limitation, any statements that predict, forecast, indicate or imply future results, performance, liquidity levels or achievements, and may contain the words “believe,” “anticipate,” “could,” “expect,” “estimate,” “intend,” “may,” “project,” “plan,” “should,” “will,” “will be,” “will likely continue,” “will likely result,” “would,” or words or phrases of similar meaning. Forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties that may cause our business, strategy, or actual results to differ materially from the forward-looking statements. The forward-looking statements in this report include, without limitation, statements about estimated future annual amortization expense; estimates made in connection with revenue recognition; the expected outcome of legal proceedings; the expected outcome of government and regulatory proceedings; our ability to manage uncertainty regarding tariffs on imported goods; estimates made in connection with financial exposure for various environmental and pollution control laws and regulations; industry conditions; seasonality; liquidity and capital resources; our confidence in the Company’s long-term growth strategy; our areas of focus and management initiatives, including our business and digital transformation initiatives, and the success thereof; our plans and ability to enhance our facilities, fleet, and technology hardware; our ability to manage increases in fuel and other energy prices; the demand outlook for construction materials and expectations regarding new home construction, repair and remodel activity and continued investment in existing and new homes; our positioning for long-term value creation; our efforts and ability to generate profitable growth; our ability to increase net sales in specialty product categories; our ability to generate profits and cash from sales of specialty products; our ability to successfully integrate the operations of Disdero, including our ability to strengthen and expand our premium specialty product offerings; our ability to effectively manage inventory; our ability to manage our lease commitments; our ability to negotiate collective bargaining agreements; our ability to manage volatility in wood-based commodities; our improvement in execution and productivity; our efforts and ability to maintain a disciplined capital structure and capital allocation strategy; our ability to maintain a strong balance sheet; our ability to focus on operating improvement initiatives and commercial excellence; and whether or not the Company will continue any share repurchases.

These risks and uncertainties also include those discussed under the heading “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K, as supplemented by the risk factors disclosed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the Quarterly Period ended April 4, 2026, and those risks and uncertainties discussed elsewhere in this Form 10-Q, and in future reports that we file with the SEC.

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

1.Grow our higher-margin specialty product categories. We continue to pursue a revenue mix weighted towards higher-margin, specialty product categories such as engineered wood products, siding, millwork, outdoor living products, specialty lumber and panels, and industrial products. Additionally, we are expanding our value-added service offerings to enhance our customer service proposition. Our acquisition of Disdero in the fourth quarter of fiscal 2025 enhanced our revenue mix by adding a significant number of new lines of premium specialty building materials, including decking, trim, flooring, paneling, posts, timbers, siding, and stepping.
2.Increase share gain in local and national markets. We continue to pursue multi-family project growth, expand our product lines with key national accounts, expand branded product lines into new geographic markets, and expand SKU assortment with strategic suppliers. With our expanded product categories, and our strategic vendor relationships, we seek to be a better extension of our customers’ business in a scalable way.

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

4.Maintain a disciplined capital structure and pursue strategic investments that increase the value of our Company. We continue to strategically target acquisition opportunities that grow our higher-margin specialty products business, expand our geographic reach, or complement our existing capabilities. We also continue to evaluate and identify additional markets that are potential opportunities for new market development. We further seek to maintain a disciplined capital structure while at the same time investing in our business to modernize our distribution facilities, as well as our tractor and trailer fleet, and to improve operational performance. During the fiscal nine months ended October 3, 2026, we:

•Added property & equipment consisting of purchased assets totaling $10.7 million plus assets obtained through finance leases totaling $5.9 million. In addition, we recognized right-of use assets totaling $7.1 million related to operating leases. These additions were used primarily to enhance our facilities, fleet, and technology hardware.
•Returned capital of $5.0 million to our shareholders by using cash to purchase 95,800 shares of our common stock at an average price of $52.19, excluding broker commissions and excise tax.

Business and Digital Transformation

We have initiated a series of business and digital transformation actions focused on redesigning and optimizing key elements of our operating model to improve efficiency, execution, and operating leverage. We currently expect the one-time design and implementation efforts for these initiatives to last until 2028. These actions include business process‑driven initiatives and targeted digital investments intended to simplify operations, reduce complexity, and increase consistency across the enterprise. We have focused on improving organizational efficiency across corporate functions and field operations through process redesign, role clarity, increased standardization, and productivity improvements. In parallel, we are modernizing our logistics and commercial operating capabilities, including the implementation of an enterprise transportation management platform and the use of advanced analytics and artificial intelligence to enhance decision‑making, support optimization across pricing, procurement, and logistics, and improve inventory management and collections efficiency. Collectively, these actions are intended to improve execution consistency, enhance margin performance, strengthen operating leverage, and improve our ability to perform across cyclical market conditions. We believe that certain costs associated with these transformation initiatives, including third-party costs incurred to support the design and implementation of these initiatives, are not representative of our ongoing operating performance.

Acquisition of Disdero

During the fourth quarter of fiscal 2025, we acquired Disdero Lumber Co., LLC (“Disdero”), a value-added distributor focusing on premium specialty building materials, including decking, trim, flooring, paneling, posts, timbers, siding, and stepping. Disdero’s products are used primarily in the construction of high-end, custom homes and decks, as well as upscale multi-family residential and commercial projects. The acquisition of Disdero was funded with cash on hand. Disdero is based near Portland, Oregon and began operations in 1953. We expect the acquisition of Disdero to strengthen and expand our offerings for premium specialty products, which typically have higher profit margins, and increase our market penetration in the Pacific Northwest. We plan to operate Disdero under its established brand name for the foreseeable future.

Factors That Affect Our Operating Results and Trends

Our results of operations and financial performance are influenced by a variety of factors, including the following: adverse housing market conditions, including but not limited to housing starts, construction labor shortages, repair and remodel activity and commercial construction, foreclosure rates, interest rates, unemployment rates and job and wage growth rates, consumer debt levels, tightened availability or affordability of homeowner insurance coverage, and mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products; information technology security risks and business interruption risks; consolidation among competitors, suppliers, and customers; escalating changes in retaliatory trade policies of the United States and other countries; our dependence on international suppliers and manufacturers for certain products and related exposure to risks of new or increased tariffs, antidumping and countervailing duties, and other risks that could affect our financial condition; pricing and product cost variability; volumes of product sold; competition; the cyclical nature of the industry in which we operate; loss of products or key suppliers and manufacturers; exposure to liability, including product liability and other claims and legal and regulatory proceedings related to our business, employee injuries, workers compensation claims, and the products we distribute; effective inventory management relative to our sales volume or the prices of the products we produce; acquisitions and the integration and completion of such acquisitions; the success of management initiatives, including our business and digital transformation initiatives; the ability to attract, train, and retain highly qualified associates and other key personnel while controlling related labor costs; increases in the cost of artificial intelligence and other technology tools; home center distribution disruption; business disruptions; natural disasters, catastrophes, fire, wars or other unexpected events; the impacts of climate change; successful implementation of our strategy; wage increases or work stoppages by our union employees; costs imposed by federal, state, local, and other regulations; compliance costs associated with federal, state, and local environmental protection laws; changes in governmental rules and regulations or interpretations thereof; fluctuations in our operating results; our level of indebtedness and our ability to incur additional debt to fund future needs; the covenants of the instruments governing our indebtedness limiting the discretion of our management in operating the business; the potential to incur more debt; the fact that we have consummated certain sale leaseback transactions with resulting long-term non-cancelable leases, many of which are or will be finance leases; the fact that we lease many of our distribution centers, and we would still be obligated under these leases even if we close a leased distribution center; our ability to raise funds necessary to finance a required repurchase of our senior secured notes; a lowering or withdrawal of debt ratings; changes in our product mix; increases in fuel and other energy prices, including as a result of disruptions in international shipping of oil and gas through the Strait of Hormuz and the ongoing conflicts in the Middle East and Ukraine, or availability of third-party freight providers; geopolitical risks, such as acts of war or terrorism or political or civil unrest; changes in insurance-related deductible/retention liabilities based on actual loss development experience; the possibility that the value of our deferred tax assets could become impaired; changes in our expected annual effective tax rate could be volatile; the costs and liabilities related to our participation in multi-employer pension plans could increase; the risk that our cash flows and capital resources may be insufficient to service our existing or future indebtedness; interest rate risk, which could cause our debt service obligations to increase; the effects of epidemic, global pandemics or other widespread public health crises; and changes in, or interpretations of, accounting principles. These factors, and the related trends and uncertainties, have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.

For more information on the risk factors impacting our business, refer to Part I, Item 1A, Risk Factors, in our 2025 Form 10-K, as supplemented by Part II, Item 1A, Risk Factors, in our Form 10-Q for the quarterly period ended April 4, 2026.

Results of Operations
Our results of operations for the fiscal three months ended October 3, 2026 (“Q3 2026” or “current quarter”) and for the fiscal three months ended September 27, 2025 (“Q3 2025” or “prior quarter”) were as follows:

	Fiscal Three Months Ended October 3, 2026	% of Net Sales	Fiscal Three Months Ended September 27, 2025	% of Net Sales
	($ amounts in thousands)
Net sales	$812,610		$748,870

Gross profit	130,956	16.1%	108,187	14.4%
Less:
Selling, general, and administrative	105,914	13.0%	89,281	11.9%
Depreciation and amortization	11,685	1.4%	9,742	1.3%
Realization of deferred gains on real estate	(984)	(0.1)%	(984)	(0.1)%
Other operating, net	2,477	0.3%	182	—%
Operating income	11,864	1.5%	9,966	1.3%
Interest expense, net	9,518	1.2%	8,603	1.1%
Pre-tax income	2,346	0.3%	1,363	0.2%
Provision (benefit) for income taxes	2,971	0.4%	(292)	(0.0)%
Net (loss) income	$(625)	(0.1)%	$1,655	0.2%

Our results of operations for the fiscal nine months ended October 3, 2026 (“YTD 2026 period” or “current YTD period”) and for the fiscal nine months ended September 27, 2025 (“YTD 2025 period” or “prior YTD period”) were as follows:

	Fiscal Nine Months Ended October 3, 2026	% of Net Sales	Fiscal Nine Months Ended September 27, 2025	% of Net Sales
	($ amounts in thousands)
Net sales	$2,357,836		$2,238,203

Gross profit	387,060	16.4%	339,005	15.1%
Less:
Selling, general, and administrative	309,489	13.1%	278,639	12.4%
Depreciation and amortization	35,132	1.5%	29,086	1.3%
Realization of deferred gains on real estate	(2,951)	(0.1)%	(2,951)	(0.1)%
Other operating, net	5,595	0.2%	(1,494)	(0.1)%
Operating income	39,795	1.7%	35,725	1.6%
Interest expense, net	28,044	1.2%	23,640	1.1%
Pre-tax income	11,751	0.5%	12,085	0.5%
Provision for income taxes	7,428	0.3%	3,315	0.1%
Net income	$4,323	0.2%	$8,770	0.4%

The following table sets forth Net sales by product category and percentage of total Net sales by product category:

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	October 3, 2026		September 27, 2025		October 3, 2026		September 27, 2025
Net sales:	($ amounts in thousands)
Specialty products	$549,550	68%	$525,455	70%	$1,625,496	69%	$1,548,301	69%
Structural products	263,060	32%	223,415	30%	732,340	31%	689,902	31%
Total Net sales	$812,610	100%	$748,870	100%	$2,357,836	100%	$2,238,203	100%

The following table sets forth Gross profit, the percentage of total Gross profit earned by product category, and gross margin percentages by product category:

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	October 3, 2026		September 27, 2025		October 3, 2026		September 27, 2025
Gross profit:	($ amounts in thousands)
Specialty products	$102,699	78%	$87,350	81%	$307,845	80%	$277,410	82%
Structural products	28,257	22%	20,837	19%	79,215	20%	61,595	18%
Total Gross profit	$130,956	100%	$108,187	100%	$387,060	100%	$339,005	100%

Gross margin %:
Specialty products	18.7%		16.6%		18.9%		17.9%
Structural products	10.7%		9.3%		10.8%		8.9%
Company gross margin %	16.1%		14.4%		16.4%		15.1%

Fiscal Third Quarter of 2026 Compared to Fiscal Third Quarter of 2025

For Q3 2026, the Company’s Net sales were $812.6 million, an increase of $63.7 million, or 8.5%, compared to Q3 2025.
•The $63.7 million increase was attributable to both specialty products and structural products.
•Q3 2026 included the Net sales for Disdero. We acquired Disdero in fourth quarter of fiscal 2025.
•Approximately 68% and 70% of the Company’s Net sales in Q3 2026 and Q3 2025, respectively, were generated by specialty products.

The Company’s Gross profit for Q3 2026 increased by $22.8 million, or 21.0%, to $131.0 million from $108.2 million in Q3 2025.
•The increase in the Company’s Gross profit was attributable to both specialty products and structural products.
•Q3 2026 includes the results of Disdero, which contributed to Gross profit for the Company and specialty products.
•Approximately 78% of the Company’s Gross profit was generated by specialty products in Q3 2026, compared to 81% in Q3 2025.
•The Company’s Cost of products sold for Q3 2026 included a $2.2 million net benefit related to antidumping/countervailing (“AD/CV”) duties for certain imported specialty products. Cost of products sold for Q3 2026 also included an unusual provision of $2.9 million for discontinued inventory resulting from a strategic brand and vendor change for one of our key product lines. Cost of products sold for Q3 2025 included an additional $2.2 million of expense related to AD/CV duties. See Note 3, Inventory, to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
•Gross profit and gross margin also benefited from our business and digital transformation efforts.
•The Company’s gross margin increased 170 basis points from 14.4% to 16.1% in Q3 2026, with both specialty products and structural products contributing to the increase. Disdero also contributed to the increase in the Company’s gross margin in the current quarter. The aforementioned AD/CV net benefit increased the Company’s gross margin by 30 basis points in the current quarter while the unusual inventory provision decreased the gross margin by 40 basis points. The aforementioned additional $2.2 million of expense related to AD/CV duties decreased the Company’s gross margin by 30 basis points for Q3 2025.

Specialty products - Net sales of specialty products, which include product types such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, increased by $24.1 million, or 4.6%, to $549.6 million in Q3 2026 compared to Q3 2025.
•The increase in Net sales for specialty products in the current quarter was due primarily to Disdero. Other than Disdero, overall increases in pricing were offset by overall decreases in volume.
•Specialty products’ Gross profit increased by $15.3 million, or 17.6%, to $102.7 million in Q3 2026 compared to Q3 2025. This increase in Gross profit for specialty products was primarily due to Disdero and margin expansions on several other key product types. The aforementioned AD/CV net benefit of $2.2 million increased Gross profit for specialty products, while the $2.9 million unusual inventory provision decreased Gross profit in the current quarter. The aforementioned cost related to the AD/CV duties lowered Gross profit for specialty products by $2.2 million in Q3 2025.
•Specialty products’ gross margin increased by 210 basis points to 18.7% in Q3 2026 compared to 16.6% in Q3 2025. This increase was primarily due to Disdero and margin expansions on several other key product types. The aforementioned AD/CV net benefit increased specialty products’ gross margin by 40 basis points in the current quarter, while the unusual inventory provision decreased gross margin by 50 basis points. The aforementioned cost related to the AD/CV duties lowered the gross margin for specialty products by 40 basis points for Q3 2025.

Structural products - Net sales of structural products, which include product types such as lumber, panels (including plywood and oriented strand board), rebar, and remesh, increased by $39.6 million, or 17.7%, to $263.1 million in Q3 2026 compared to $223.4 million in Q3 2025.
•The overall increase in Net sales for structural products in the current quarter was due to increases in pricing and volumes for all product types.
•Compared to Q3 2025, average commodity prices in U.S. markets for Q3 2026 were up approximately 24% for lumber and 15% for panels.
•Structural products’ Gross profit increased overall by $7.4 million, or 35.6%, to $28.3 million in Q3 2026 from $20.8 million in Q3 2025 due primarily to price and volume increases for all product types.
•Structural products’ gross margin for Q3 2026 was 10.7% compared to 9.3% in Q3 2025 due to margin rate expansion for all product types.

Our Selling, general, and administrative (“SG&A”) expenses increased by $16.6 million, or 18.6% in Q3 2026 compared to Q3 2025. This overall increase in the current quarter was due primarily to Disdero, third-party freight expenses, fuel expense, and employee-related expenses.

Depreciation and amortization expense increased by $1.9 million, or 19.9% in Q3 2026 compared to Q3 2025 due to a higher base of depreciable assets, including facility improvements, technology upgrades, and fleet enhancements, and finite-lived intangible assets from the Disdero acquisition. Our depreciation expense includes depreciation for owned assets and assets under finance leases.

Other operating, net for Q3 2026 was a net expense of $2.5 million and was composed mainly of external consulting expenses related to our business and digital transformation initiatives.

Interest expense, net, which includes gross interest expense less gross interest income, was $9.5 million and $8.6 million in Q3 2026 and Q3 2025, respectively, resulting in an increase in net interest expense of $0.9 million in the current quarter.

•Gross interest expense was $12.4 million and $12.5 million in Q3 2026 and Q3 2025, respectively.
•Gross interest income was $2.9 million and $3.9 million for Q3 2026 and Q3 2025, respectively. This decrease in the current quarter was due primarily to lower average balances for interest-bearing deposits of cash and cash equivalents and due to lower interest rates paid on those deposits in the current quarter.

Our effective income tax rates for both quarterly fiscal periods were impacted by the permanent addback to taxable income of certain nondeductible expenses, including certain employee compensation, meals and entertainment, as well as discrete items such as excess tax benefits or expenses realized from settlements of share-based compensation grants. The Company’s effective income tax rates will differ from the statutory rates by such items. We recognized an income tax provision of $3.0 million for Q3 2026, resulting in an effective income tax rate of 126.6% that reflects discrete items. For Q3 2025, we recognized income tax benefit of $0.3 million, resulting in an effective income tax benefit rate of 21.4% for the quarter, which reflects discrete items.

Our Net loss for Q3 2026 was $0.6 million, or $0.07 loss per basic and diluted share, versus Net income of $1.7 million, or $0.20 earnings per basic and diluted share, for Q3 2025. These decreases in the current period were due primarily to the factors previously discussed in this comparison of Q3 2026 to Q3 2025.

First Nine Months of Fiscal 2026 Compared to First Nine Months of Fiscal 2025

For the YTD 2026 period, the Company’s Net sales were $2.36 billion, an increase of $119.6 million, or 5.3%, compared to Net sales of $2.24 billion in the YTD 2025 period.
•The increase in Net sales in the current YTD period was attributable to both specialty products and structural products.
•The YTD 2026 period included Net sales for Disdero. We acquired Disdero in fourth quarter of fiscal 2025.
•Approximately 69% of the Company’s Net sales in both year-to-date periods were generated by specialty products.

The Company’s Gross profit for the YTD 2026 period increased by $48.1 million, or 14.2%, to $387.1 million from $339.0 million in the YTD 2025 period.
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
•The Company’s gross margin was 16.4% for the YTD 2026 period, an increase from the 15.1% for the YTD 2025 period. Both specialty products and structural products contributed to this increase. The import duty-related items noted below increased the Company’s gross margin by 40 basis points for the YTD 2026 period. The net impact of import duty-related items for the YTD 2025 period was not material.
•Gross profit and gross margin also benefited from our business and digital transformation efforts.
•We benefited in the YTD 2026 period by $9.4 million for import duty-related items that reduced the Company’s Cost of products sold and benefited the results of specialty products. We also recognized an unusual provision of $2.9 million in the YTD 2026 period for discontinued inventory resulting from a strategic brand and vendor change for one of our key product lines; this provision increased the Company’s Cost of products sold and impacted specialty products. See Note 9, Commitments and Contingencies, and Note 3, Inventory, to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Specialty products - Net sales of specialty products, which include product types such as engineered wood, siding, millwork, outdoor living, specialty lumber and panels, and industrial products, increased by $77.2 million, or 5.0%, to $1.63 billion in the YTD 2026 period.
•The increase in Net sales for specialty products in the YTD 2026 period was due to the acquisition of Disdero and overall higher pricing, partially offset by lower volumes. The increase in pricing was in response to price increases from key vendors and the inflationary impacts on the cost of operating our business.
•Specialty products’ Gross profit increased by $30.4 million, or 11.0%, to $307.8 million in the YTD 2026 period compared to the YTD 2025 period due primarily to inclusion of Disdero’s results and the import duty-related items noted above. This overall increase in Gross profit for specialty products in the YTD 2026 period was partially offset by the aforementioned $2.9 million unusual inventory provision.
•Specialty products’ gross margin increased 100 basis points to 18.9% for the YTD 2026 period compared to 17.9% in the YTD 2025 period, due primarily to the import duty-related items noted above and the inclusion of Disdero’s results. The net impacts of the aforementioned import duty-related items increased specialty products gross margin by 50 basis points for the YTD 2026 period while the unusual inventory provision reduced specialty products’ gross margin by 20 basis points for the YTD 2026 period.

Structural products - Net sales of structural products, which include product types such as lumber, plywood, oriented strand board, rebar, and remesh, increased by $42.4 million to $732.3 million in the YTD 2026 period.
•The overall increase in Net sales for structural products was due primarily to price and volume increases for lumber, partially offset by price and volume declines for panels.
•Compared to the YTD 2025 period, average commodity prices in U.S. markets during the YTD 2026 period for lumber were up 9.4% and down 1.0% for panels.
•Gross profit for structural products increased by $17.6 million, or 28.6%, to $79.2 million from $61.6 million in the YTD 2025 period due primarily to higher pricing and volume for lumber, partially offset by pricing and volume declines for panels.
•Structural products’ gross margin for the YTD 2026 period was 10.8%, an increase from 8.9% in the YTD 2025 period due primarily to margin expansion for lumber and panels.

Our SG&A expenses in the YTD 2026 period increased by $30.9 million, or 11.1%, compared to the YTD 2025 period. This overall increase was due primarily to Disdero, third-party freight expenses, and employee-related expenses.

Depreciation and amortization expense increased by $6.0 million, or 20.8% in the YTD 2026 period compared to the YTD 2025 period due to a higher base of depreciable assets, including facility improvements, technology upgrades, and fleet enhancements, and finite-lived intangible assets from the Disdero acquisition. Our depreciation expense includes depreciation for owned assets and assets under finance leases.

Other operating, net changed unfavorably by $7.1 million compared to the YTD 2025 period. For the YTD 2026 period, the net expense is composed mainly of external consulting expenses related to our business and digital transformation initiatives. For the YTD 2025 period, the net credit was primarily due to initial settlements of certain insurance claims related to property and equipment that were damaged or destroyed at our Erwin, Tennessee owned facility in late third quarter of fiscal 2024 due to Hurricane Helene. We received insurance proceeds that exceeded the carrying values of the damaged or destroyed property and equipment by $2.4 million.

Interest expense, net, which includes gross interest expense less interest income, increased by $4.4 million in the YTD 2026 period compared to the YTD 2025 period.
•Gross interest expense was $36.9 million and $37.2 million in the YTD 2026 period and the YTD 2025 period, respectively.
•Gross interest income was $8.9 million and $13.6 million in the YTD 2026 period and the YTD 2025 period, respectively. This decrease in the YTD 2026 period was due to lower average balances for interest-bearing deposits of cash and cash equivalents and due to lower interest rates paid on those deposits in the current YTD period.

Our effective income tax rates were 63.2% and 27.4% for the YTD 2026 period and the YTD 2025 period, respectively, including discrete items. Our effective income tax rates for both year-to-date periods were impacted by the permanent addback of certain nondeductible expenses, including certain employee compensation, meals and entertainment, as well as discrete items such as excess tax benefits or expenses realized from settlements of share-based compensation grants.

Our net income for the YTD 2026 period was $4.3 million, or $0.54 per diluted share, versus $8.8 million, or $1.08 per diluted share, in the YTD 2025 period. Our net income for the YTD 2026 period decreased due primarily to the factors that were previously discussed in this comparison of the YTD 2026 period to the YTD 2025 period.

Liquidity and Capital Resources

We expect our primary sources of liquidity to be cash flows from sales and operating activities in the normal course of our operations, cash and cash equivalents on hand, and availability from our revolving credit facility, as needed. We expect that these sources will be sufficient to fund our ongoing cash requirements for at least the next 12 months and into the foreseeable future. As of October 3, 2026, we had $350 million of cash and cash equivalents plus $339.1 million of availability on our revolving credit facility.

Senior Secured Notes

We have $300 million of 6.0% senior secured notes due 2029 (the “2029 Notes”) outstanding. Interest is payable semi-annually. Our 2029 Notes are scheduled to mature on November 15, 2029, and no principal is due until that time as long as we remain in compliance with the related covenants. As of October 3, 2026, we were in compliance with these covenants.

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

As of October 3, 2026 and January 3, 2026, we had no outstanding borrowings under our revolving credit facility. Available borrowing capacity, reduced for undrawn letters of credit, under the revolving credit facility was $339.1 million and $340.1 million as of October 3, 2026 and January 3, 2026, respectively. Excess availability, which includes availability under the revolving credit facility plus cash and cash equivalents in qualified deposit accounts, was $688.9 million as of October 3, 2026.

Finance Lease Obligations

Our finance lease obligations consist of leases for real estate, equipment, and vehicles totaling $309.7 million and $321.3 million as of October 3, 2026 and January 3, 2026, respectively. Of the $309.7 million for finance lease obligations as of October 3, 2026, $238.8 million related to real estate and $70.9 million related to equipment. Of the $321.3 million for finance lease obligations as of January 3, 2026, $240.6 million related to real estate and $80.6 million related to equipment.

During the YTD 2026 period and the YTD 2025 period, we used cash of $17.8 million and $12.2 million, respectively, to repay principal portions of finance lease obligations, and also incurred interest expense of $20.8 million and $20.9 million, respectively, for our finance lease obligations. For additional information about our lease obligations and expected impacts on our liquidity, see Note 7, Leases, to the accompanying unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

Sources and Uses of Cash
Operating Activities
Net cash used in operating activities for the YTD 2026 period was $1.4 million compared to net cash used of $2.1 million in the YTD 2025 period. Net income adjusted for non-cash operating items listed on the consolidated statements of cash flows was $54.1 million in the YTD 2026 period compared to $44.1 million in the YTD 2025 period, resulting in a net positive impact of $10.0 million to cash flows from operating activities for the current year-to-date period. However, this amount was partially offset by changes in operating assets and liabilities on the consolidated statements of cash flows that used an additional $9.3 million of net cash in the YTD 2026 period compared to the YTD 2025 period, resulting in an overall favorable change of $0.7 million in cash flows from operating activities for the YTD 2026 period compared to the YTD 2025 period.

Investing Activities

Net cash used in investing activities for the YTD 2026 period was $9.1 million compared to net cash used of $18.9 million in the YTD 2025 period. During the YTD 2026 period and YTD 2025 period, we paid cash of $10.1 million and $21.5 million, respectively, to purchase property and equipment. In the YTD 2026 period, we received $0.9 million related to a reduction in the consideration paid for our Disdero acquisition. In the YTD 2025 period, we received initial insurance proceeds of $2.4 million related to property and equipment that was damaged or destroyed due to Hurricane Helene at our Erwin, Tennessee owned facility in September 2024.

Financing Activities

Net cash used in financing activities totaled $25.6 million for the YTD 2026 period compared to net cash used of $55.4 million for the YTD 2025 period. This change was primarily driven by the decrease in repurchases of our common stock in the current YTD period. During the YTD 2026 period, we used cash of $5.3 million to repurchase shares of our common stock, compared to $38.1 million for the YTD 2025 period. Payments to reduce finance lease obligations also used cash of $17.8 million and $12.2 million for the YTD 2026 period and the YTD 2025 period, respectively.

Common Stock Repurchases

During the YTD 2026 period, we repurchased 95,800 shares of our common stock at an average price of $52.22 per share for a total of $5.0 million, under our 2023 share repurchase authorization. During the YTD 2025 period, we repurchased 503,556 shares of our common stock at an average price of $74.97 for a total of $37.7 million under this same authorization. As of October 3, 2026, there remained $3.7 million of repurchase capacity under the 2023 authorization. These dollar amounts include broker commissions paid but exclude any excise tax that was paid or may be due on the share repurchases under The Inflation Reduction Act of 2022.

The repurchase dollar amounts noted above are based on trade date activity, while the amounts reported on our consolidated statements of cash flows for share repurchases are based on settlement date activity.

On July 29, 2025, our Board of Directors authorized a separate share repurchase program for $50 million. The 2025 authorization may be used after exhaustion of the 2023 authorization.

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

Net Working Capital

Net working capital is an important measurement we use to determine the efficiencies of our operations and our ability to readily convert assets into cash. Net working capital is defined as the sum of accounts receivable and inventory, less accounts payable and accrued expenses, each determined in accordance with GAAP and included in our consolidated balance sheets. This metric differs from traditional working capital in that it excludes certain current assets and current liabilities that are reported in our consolidated balance sheets. Net working capital of $484.1 million as of October 3, 2026, compared to $407.8 million as of January 3, 2026, increased on a net basis by approximately $76.3 million, as shown below:

	As of
	October 3, 2026	January 3, 2026	September 27, 2025
	(In thousands)
Receivables, less allowances	$311,109	$218,161	$268,652
Inventories, net	375,348	325,998	345,879
	686,457	544,159	614,531

Accounts payable and accrued expenses	202,371	136,388	168,551

Net working capital	$484,086	$407,771	$445,980

Additions to Property and Equipment

Property and equipment that are purchased or leased under finance lease arrangements are included in property and equipment, at cost on our consolidated balance sheets. Property and equipment under operating leases are included in Operating lease right-of-use assets on our consolidated balance sheets.

Additions to property and equipment during the YTD 2026 period consisted of purchased assets of $10.7 million plus $5.9 million obtained through finance leases. In addition, we recognized right-of-use assets of $7.1 million related to operating leases. These purchased and leased additions were related to improvements to our facilities, technology, fleet and logistics network.

Additions to property and equipment during the YTD 2025 period consisted of purchased assets of $22.7 million plus $41.3 million obtained through finance leases. In addition, we recognized right-of-use assets of $4.4 million related to operating leases. These purchased and leased additions were related to facility improvements, ongoing digital transformation, and new tractors and forklifts to enhance our logistics network.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for each fiscal month of the fiscal quarter ended October 3, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (4)
July 5 - Aug 8	1,580	$54.98	—	$53,736,130
Aug 9 - Sept 5	321	$87.06	—	$53,736,130
Sept 6 - Oct 3	58	$78.75	—	$53,736,130
Total	1,959		—

(1) Includes shares withheld by us in connection with tax withholding obligations of our employees upon vesting of such employees’ restricted stock unit awards. All activity in fiscal third quarter of 2026 was related to tax withholding obligations for vestings of employees’ restricted stock unit awards.

(2) Includes broker commissions associated with the repurchases. Excludes federal excise tax incurred under The Inflation Reduction Act of 2022. No broker commissions were paid in fiscal third quarter 2026 since no shares of our common stock were repurchased under our share repurchase programs.

(3) On October 31, 2023, our Board of Directors announced a share repurchase authorization for up to $100 million. As of October 3, 2026, we had a remaining authorization amount of approximately $3.7 million under the 2023 authorization.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal third quarter of 2026.

ITEM 6. EXHIBITS

Exhibit Number		Description
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document.
101.Pre		Presentation Linkbase Document.
101.Lab		Labels Linkbase Document.
101.Cal		Calculation Linkbase Document.
101.Sch		Schema Document.
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 3, 2026, formatted in Inline XBRL.

	*	Filed herewith.
	**	Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BlueLinx Holdings Inc.
(Registrant)

Date: November 3, 2026	By:	/s/ Shyam K. Reddy
Shyam K. Reddy
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ C. Kelly Wall
C. Kelly Wall
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 3, 2026	By:	/s/ Kimberly A. DeBrock
Kimberly A. DeBrock
Vice President and Chief Accounting Officer
(Principal Accounting Officer)